Form 10-Q
period 1996-03-31
SYKES ENTERPRISES INC
filed 1996-05-14
CIK 1010612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1996

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ----------------------
Commission File No.                    0-28274
                   ----------------------------------------------------------


                       SYKES ENTERPRISES, INCORPORATED
- - ------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

                                   Florida
- - ------------------------------------------------------------------------------
        (State or other jurisdiction of incorporation or organization)

                                   56-1383460
- - ------------------------------------------------------------------------------
                      (IRS Employer Identification Number)

        100 North Tampa Street, Suite 3900, Tampa, FL           33602
- - ------------------------------------------------------------------------------
        (Address of principal executive office)           (Zip Code)

    Registrant's telephone number, including area code:      813-274-1000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past ninety days. [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 Par Value, 12,736,454 shares as of May 3, 1996





                             Page 1  of  14 Pages
                     The Exhibit Index Appears on Page 13

                        PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                        SYKES ENTERPRISES, INCORPORATED
                            COMBINED BALANCE SHEETS

                                                                                                Pro Forma
                                                                 December 31,     March 31,     March 31,
                                                                     1995            1996          1996
ASSETS                                                                           (Unaudited)   (Unaudited)
- - --------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
 Cash and cash equivalents                                       $ 1,232,836     $ 1,985,620   $ 1,985,620
 Receivables, including unbilled                                  15,010,853      18,879,752    18,879,752
 Refundable income taxes                                             602,197         574,343       574,343
 Prepaid expenses and other current assets                           366,275         747,745       747,745
                                                                 -----------     -----------   -----------

     Total current assets                                         17,212,161      22,187,460    22,187,460

PROPERTY AND EQUIPMENT, NET                                       23,220,780      25,708,659    25,708,659

DEFERRED INCOME TAXES                                                177,000         159,000       126,000

DEFERRED CHARGES AND OTHER ASSETS                                    732,558         587,083       587,083
                                                                 -----------     -----------   -----------

                                                                 $41,342,499     $48,642,202   $48,609,202
                                                                 ===========     ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ----------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
 Current installments of long-term debt                          $ 1,245,204     $ 1,646,570   $ 1,646,570
 Accounts payable                                                  5,345,980       3,978,648     3,978,648
 Accrued employee compensation and benefits                        5,659,517       4,590,119     4,590,119
 Income taxes payable                                                  -           1,236,212     1,236,212
 Deferred income taxes                                             3,366,000         283,080       283,080
 Other accrued expenses and current liabilities                    1,102,107       1,169,339     1,939,339
                                                                 -----------     -----------   -----------

     Total current liabilities                                    16,718,808      12,903,968    13,673,968

LONG-TERM DEBT                                                     8,180,916      14,727,277    14,727,277

DEFERRED INCOME TAXES                                                      -       1,823,568     1,823,568

DEFERRED GRANTS                                                    6,326,341       7,953,456     7,953,456

REDEEMABLE PREFERRED STOCK                                                 -       5,376,352             -

SHAREHOLDERS' EQUITY
 Preferred stock, $0.01 par value, 10,000,000
  shares authorized; no shares issued and
  outstanding                                                              -               -             -
 Common stock, $1.00 par value, 100,000 shares
  authorized; 1,000 shares issued and outstanding                      1,000               -             -
 Common stock, $0.01 par value, 50,000,000 shares
  authorized;  8,800,000 and 10,318,686 shares
  issued and outstanding                                                   -          88,000       103,187
 Additional paid-in capital                                          350,000               -     5,373,365
 Retained earnings                                                 9,798,316       5,585,340     4,770,140
 Accumulated foreign currency translation
  adjustments                                                        (32,882)        184,241       184,241
                                                                 -----------     -----------   -----------

     Total shareholders' equity                                   10,116,434       5,857,581    10,430,933
                                                                 -----------     -----------   -----------

                                                                 $41,342,499     $48,642,202   $48,609,202
                                                                 ===========     ===========   ===========



See accompanying notes to combined financial statements

                        SYKES ENTERPRISES, INCORPORATED
                         COMBINED STATEMENTS OF INCOME
              Three Months Ended April 2, 1995 and March 31, 1996
                                  (Unaudited)

                                                                    April 2,     March 31,
                                                                      1995         1996
- - --------------------------------------------------------------------------------------------
REVENUES                                                           $13,591,983  $22,252,211
                                                                   -----------  -----------

OPERATING EXPENSES
 Direct salaries and related costs                                   9,275,185   13,633,755
 General and administrative                                          3,809,163    6,699,023
                                                                  ------------  -----------

     Total operating expenses                                       13,084,348   20,332,778
                                                                  ------------  -----------

INCOME FROM OPERATIONS                                                 507,635    1,919,433
                                                                  ------------  -----------

OTHER INCOME (EXPENSE)
 Interest                                                             (160,718)    (296,431)
 Other                                                                 119,827        4,144
                                                                  ------------  -----------

     Total other expense                                               (40,891)    (292,287)
                                                                  ------------  -----------

INCOME BEFORE INCOME TAXES                                             466,744    1,627,146

PROVISION FOR INCOME TAXES                                             194,000      639,000
                                                                  ------------  -----------
NET INCOME                                                             272,744      988,146

PREFERRED STOCK DIVIDENDS                                                    -       23,671
                                                                  ------------  -----------

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS                      $    272,744  $   964,475
                                                                  ============  ===========

PRO FORMA INCOME DATA
Income before income taxes                                        $    466,744  $ 1,627,146
Pro forma provision for income
 taxes relating to S Corporation                                        26,000       44,000
Actual provision for income taxes                                      194,000      639,000
                                                                  ------------  -----------

    Total provision and pro forma
     provision for income taxes                                        220,000      683,000
                                                                  ------------  -----------

Pro forma net income                                                   246,744      944,146

Preferred stock dividends                                                    -       23,671
                                                                  ------------  -----------

Pro forma net income applicable to common shareholders            $    246,744  $   920,475
                                                                  ============  ===========

Pro forma net income per share                                    $       0.03  $      0.09
                                                                  ============  ===========

Weighted average common and common equivalent shares
 outstanding                                                        10,634,775   10,634,775
                                                                  ============  ===========





See accompanying notes to combined financial statements

                       SYKES ENTERPRISES, INCORPORATED
                      COMBINED STATEMENTS OF CASH FLOWS
             Three Months Ended April 2, 1995 and March 31, 1996
                                  (Unaudited)


                                                                  April 2,           March 31,
                                                                    1995               1996
- - -----------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                     $   272,744         $   988,146
 Depreciation and amortization                                      252,666             971,963
 Gain on disposal of property and equipment                         (59,440)               (990)
 Change in assets and liabilities:
  Receivables, including unbilled                                (1,362,076)         (3,868,900)
  Refundable income taxes                                           (33,814)             27,854
  Prepaid expenses and other current assets                        (377,765)           (381,470)
  Deferred charges and other assets                                  86,731              92,646
  Accounts payable                                                   84,857          (1,680,869)
  Accrued employee compensation and benefits                         65,522            (843,629)
  Income taxes payable                                                    -           1,236,212
  Deferred income taxes                                            (203,668)         (1,241,352)
  Other accrued expenses and current liabilities                     23,654              67,232
                                                                -----------         -----------

     Net cash used for operating activities                      (1,250,589)         (4,633,157)
                                                                -----------         -----------

CASH FLOWS FOR INVESTING ACTIVITIES
 Capital expenditures                                              (596,759)         (3,645,563)
 Proceeds from sale of property and equipment                        82,076             140,990
                                                                -----------         -----------

     Net cash used for investing activities                        (514,683)         (3,504,573)
                                                                -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Paydowns under revolving line of credit agreements              (5,427,341)         (7,345,109)
 Borrowings under revolving line of credit agreements             7,523,342          14,685,327
 Proceeds from grants                                                     -           1,725,665
Payment of long-term debt                                          (160,342)           (392,492)
                                                                -----------         -----------

     Net cash provided by financing activities                    1,935,659           8,673,391
                                                                -----------         -----------

Adjustment for foreign currency translation                           7,095             217,123
                                                                -----------         -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           177,482             752,784

CASH AND CASH EQUIVALENTS - BEGINNING                               763,226           1,232,836
                                                                -----------         -----------

CASH AND CASH EQUIVALENTS - ENDING                              $   940,708         $ 1,985,620
                                                                ===========         ===========





See accompanying notes to combined financial statements

                       SYKES ENTERPRISES, INCORPORATED
                    NOTES TO COMBINED FINANCIAL STATEMENTS
             Three Months Ended April 2, 1995 and March 31, 1996
                                 (Unaudited)


The accompanying unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles as of and for the years ended December 31, 1995, for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the combined financial statements and notes thereto as of and for the years ended December 31, 1995 included in the Company's Form S-1 Registration Statement and Prospectus dated March 27, 1996 associated with the Company's initial public offering.

Sykes Enterprises, Incorporated and combined affiliates (the "Company") provide comprehensive information technology outsourcing services including information technology support services, consisting of technical product support and help desk services, and information technology development services and solutions, consisting of software design, development, integration and implementation and documentation, foreign language translation and localization services.

At March 31, 1996, the entities comprising the combined Company included:

               Sykes Enterprises, Incorporated
               Sykes Enterprises Incorporated Holdings B.V., formed in June 1994 Sykes Enterprises Incorporated of Canada, formed in January 1992 Sykes Realty, Inc., formed in August 1994

NOTE 1 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments with original maturities of three months or less. At March 31, 1996, cash in the amount of $140,314 was held in an interest bearing account and pledged as collateral with respect to office space leased in Amsterdam, The Netherlands. It is the Company's intention to continue to maintain this investment throughout the term of the lease.

NOTE 2 - INCOME TAXES

In conjunction with the Company's initial public offering, the Company changed its method of accounting for income taxes from the cash basis to the accrual method effective with the beginning of the Company's income tax year of August 1, 1995. The corresponding adjustment established approximately $1.2 million of current income taxes payable and approximately $1.8 million of non-current deferred income taxes of previously classified current deferred income taxes. The approximate $1.8 million balance associated with the change to the accrual method will become due and payable over a period not to exceed three years.

                       SYKES ENTERPRISES, INCORPORATED
                    NOTES TO COMBINED FINANCIAL STATEMENTS
             Three Months Ended April 2, 1995 and March 31, 1996
                                 (Unaudited)


NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company has pledged certain assets as collateral on mortgage loans made to the Company's majority shareholder. Total loans outstanding at March 31, 1996 were approximately $5,145,000. On May 10, 1996, the Company's majority shareholder repaid all outstanding loans for which certain assets were pledged thereby releasing all such liens on those assets.

The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company's future financial position.

NOTE 4 - REDEEMABLE PREFERRED STOCK

In connection with an agreement entered into in February 1996, the Company's majority shareholder transferred all the newly issued shares of the Company's outstanding preferred stock and all of the outstanding non-voting common stock to a related party. The redeemable preferred stock consists of 3,600 shares of $.01 par value 7.5% cumulative preferred stock (stated value of $1,000 per share, and a redemption amount of $5,376,352). The preferred stock accrues dividends at a rate of 7.5% on the stated value, of which approximately $24,000 was accrued at March 31, 1996. Effective immediately prior to the initial public offering, the preferred stock and non-voting common stock were automatically converted into 738,686 shares of common stock. These converted shares were sold in the initial public offering.

NOTE 5 - STOCK OPTIONS

In March 1996, the Company's 1996 Employee Stock Option Plan was adopted and provides for the grant of incentive or nonqualified stock options to purchase up to 700,000 shares of common stock. Upon completion of the initial public offering, certain employees of the Company were granted options to purchase a total of 263,213 shares of common stock at $18.00 per share, except for 93,263 shares with an exercise price as follows: (i) 33 1/3% of such shares at $18.00 per share; (ii) 33 1/3 of such shares at $17.00 per share; and (iii) 33 1/3% of such shares at $15.00 per share.

In March 1996, the Company's 1996 Non-Employee Director Stock Option Plan was adopted and provides for the grant of nonqualified stock options to purchase up to 200,000 shares of common stock with an exercise price equal to the fair market value of the common stock on the date of grant to members of the Board of Directors who are not employees of the Company. Each outside director was granted options to purchase 5,000 shares of common stock upon completion of the offering. Thereafter, on the date on which a new outside director is first elected or appointed, he or she shall automatically be granted options to purchase 5,000 shares of common stock. Each outside director also shall be granted options to purchase 5,000 shares of common stock annually on the day following the annual meeting of shareholders.

                       SYKES ENTERPRISES, INCORPORATED
                    NOTES TO COMBINED FINANCIAL STATEMENTS
             Three Months Ended April 2, 1995 and March 31, 1996
                                 (Unaudited)


NOTE 6 - PRO FORMA DISCLOSURES

On May 3, 1996, the Company completed the sale of 2,417,768 shares of common stock, $.01 par value in the initial public offering. Immediately prior to the offering, Sykes Realty, Inc. merged with a newly formed wholly-owned subsidiary of Sykes Enterprises, Incorporated. Sykes Realty, Inc. was the surviving entity pursuant to this merger. The Company issued 1,220,000 shares of common stock to the sole shareholder of Sykes Realty, Inc. as a result of the merger involving Sykes Realty, Inc.

Pro Forma Income Taxes - The Company and its combined affiliates are either taxed as C corporations or taxed as an S corporation under the provisions of the Internal Revenue Code. The taxable income of the S corporation is included in the individual income tax return of the Company's major shareholder for federal income tax purposes.

The Company utilizes the asset and liability method of accounting for deferred income taxes for its combined affiliates that are taxed as C corporations. Under this method, deferred tax assets and liabilities are established based on the differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Prior to the offering, the Company's affiliate that had elected to be taxed as an S corporation terminated its S corporation election and accordingly became subject to federal and state income taxes. Upon termination of the S corporation election, deferred income taxes reflecting the tax effect of temporary differences between the Company's financial statements and tax bases of certain assets and liabilities became a net liability of the Company and will be reflected on the combined balance sheet with a corresponding non-recurring expense in the combined statement of income in the quarter in which the S corporation election is terminated. The amount of such deferred tax liability computed using the asset and liability method of accounting for deferred income taxes was approximately $33,000 at December 31, 1995 and March 31, 1996.

Pro Forma Net Income Per Share - In March 1996, the Company was a North Carolina corporation and amended its articles of incorporation to authorize the issuance of up to 10,000 shares of $1,000 par value per share preferred stock and a stock split of 95-to-1 stock split of all outstanding common stock. Subsequent to the amendment and stock split, the Company changed its state of incorporation from North Carolina to Florida and changed the authorized number of shares of common stock from 100,000 to 50,000,000. As part of the change of the state of incorporation, each share of common stock of the North Carolina corporation was exchanged for 88 shares of common stock of the Company. All applicable share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect these events.

                       SYKES ENTERPRISES, INCORPORATED
                    NOTES TO COMBINED FINANCIAL STATEMENTS
             Three Months Ended April 2, 1995 and March 31, 1996
                                 (Unaudited)




Weighted average common shares outstanding includes the common share equivalents assuming an initial public offering price of $18.00 per share for purposes of applying the treasury stock method for determining common stock equivalents. In addition, the calculation includes certain preferred stock issued that were converted to common stock immediately prior to the closing of and sold in the initial public offering. Such shares were deemed outstanding for all periods presented.

Pro Forma Shareholders' Equity - The Company's presentation of unaudited pro forma shareholders' equity at March 31, 1996 reflects the items noted in Pro Forma Net Income Per Share above, as well as the effect on historical retained earnings of a distribution to the Company's majority shareholder of $770,000 attributable to previously taxed earnings and the recording of the deferred tax liability of $33,000 referred to above as if the S corporation election had terminated immediately prior to that date, but does not give effect to the proceeds of the initial public offering.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

Management considers liquidity to be the Company's ability to generate adequate cash to meet its short and long-term business needs. The principal internal source of such cash is the Company's operations while the primary external source is the issuance of equity securities and credit borrowings.

During the three month period ended March 31, 1996, the Company funded changes in working capital and the purchase of approximately $3.6 million of capital equipment from an approximate $6.9 million increase in debt borrowings and $1.7 million receipt of grants associated with the opening of the Company's sixth technical call center. The capital expenditures, which were comprised primarily of computer and telephone equipment and furniture, were purchased pursuant to the continued growth within the technical support business and the associated increase in call volume capacity within the United States and Europe. As a result of the increased demand for the Company's services, it is anticipated that 1996 capital acquisitions will approximate $16 million, including the construction of two additional technical call centers.

On May 3, 1996, the Company received proceeds, net of offering expenses, in excess of $39 million from the sale of 2,417,768 shares of common stock in an initial public offering. The Company used approximately $16.8 million of these proceeds to repay all amounts outstanding under its bank borrowing agreements, and intends to utilize the balance of the proceeds to make additional capital expenditures associated with its technical support services, and for general corporate purposes, including possible acquisitions. Currently, the Company has no arrangements or understandings with respect to any acquisition, although it continues to monitor acquisition opportunities. Pending any such use, the Company plans to invest the proceeds in short-term, investment grade securities or money market instruments.

The Company believes that the proceeds from its initial public offering, combined with available funds under its credit facilities and cash flows from current and future operations, will be adequate to meet its capital requirements for the foreseeable future.


RESULTS OF OPERATIONS

For the three months ended March 31, 1996, the Company posted revenues of approximately $22.3 million, an increase of approximately $8.7 million, or 64%, from the comparable period of the previous year. This growth in revenues was the result of an approximate $9.1 million increase in revenues within technical support services, and occurred primarily from the investments in call centers and capital equipment the Company has made and the resultant increase in call volumes from clients. During February 1996, the Company opened its sixth call center in addition to the two new call centers opened in the fourth quarter of 1995. In addition, during the three months of 1996, the Company recognized an additional revenue increase of approximately $1.3 million, or 18%, in information services and solutions when compared to the first quarter of 1995. This increase was primarily the result of increased hours billed to clients and growth in providing foreign language translation services. These revenue increases were partially offset by a $1.7 million reduction in revenues from the Company's strategic decision to phase-out other services provided during the comparable three month period of 1995.

Direct salaries and related costs increased approximately $4.4 million, or 47%, in the three month period in 1996 from the comparable period in 1995. As a percentage of revenues, however, direct salaries and related costs decreased to approximately 61% in the 1996 quarter from approximately 68% from the same quarter in 1995. The increase in the amount of direct salaries and related costs was attributable to the addition of personnel to support revenue growth. The decrease as a percentage of revenues resulted from economies of scale associated with spreading costs over a larger revenue base.

General and administrative expenses increased approximately $2.9 million, or 76%, in the 1996 period from the same period in 1995. The increase in the amount of general and administrative expenses was primarily attributable to the addition of management, sales and administrative personnel to support the Company's growth, and the increase in depreciation expense associated with facility and capital equipment expenditures incurred primarily in connection with the technical support call centers.

Interest expense in the 1996 period increased from the comparable 1995 period and was attributable to the significantly higher levels of borrowings associated with the funding requirements associated with the technical support expansion. It is anticipated that interest expense, in the foreseeable future, will be minimal or eliminated subsequent to the receipt and use of proceeds from the sale of common stock from the initial public offering as described above. The decrease in other income in 1996 resulted from the recognition of favorable foreign currency translation fluctuations in 1995.

The provision for income taxes as a percentage of income before income taxes decreased during the 1996 period when contrasted to the comparable 1995 period due to the recognition of nondeductible expenses over a larger income before income tax base in 1996 as compared to 1995.

                         PART II - OTHER INFORMATION



ITEM 6 - EXHIBIT AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following document is filed as an exhibit to this Report:

         27.1    Financial Data Schedule (for SEC use only)



(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1996.

                        SYKES ENTERPRISE, INCORPORATED

                                  FORM 10-Q

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SYKES ENTERPRISES, INCORPORATED
                                      (Registrant)



Date: May 13, 1996                By: /s/Scott J. Bendert
     ------------------------         -------------------
                                      Scott J. Bendert
                                      Vice President-Finance
                                      and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)

                        SYKES ENTERPRISES, INCORPORATED


                                   FORM 10-Q
                     (For the Quarter Ended March 31, 1996)

                                 EXHIBIT INDEX

EXHIBIT                                                         PAGE
NUMBER                                                         NUMBER

 27.1      Financial Data Schedule (for SEC use only). . . . .   14