Form 10-Q
period 1996-06-30
SYKES ENTERPRISES INC
filed 1996-08-14
CIK 1010612

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended                 June 30, 1996


   [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                      to


   Commission File No.                    0-28274


                         SYKES ENTERPRISES, INCORPORATED
             (Exact name of Registrant as specified in its charter)

                 Florida                                    56-1383460
    (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

      100 North Tampa Street, Suite 3900, Tampa, FL           33602
         (Address of principal executive office)           (Zip Code)

   Registrant's telephone number, including area code:      813-274-1000




   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past ninety days.
   [X] Yes [ ] No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Stock, $.01 Par Value, 19,351,498 shares as of August 2, 1996

                                     PART I
   Item 1 - Financial Statements

                         SYKES ENTERPRISES, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                                December 31,    June 30,
                                                   1995          1996
   ASSETS                                                     (Unaudited)

   Current assets
    Cash                                        $ 1,088,555   $   683,500
    Temporary investments                           144,281    25,858,213
    Receivables, including unbilled              15,010,853    18,949,015
    Refundable income taxes                         602,197       607,186
    Prepaid expenses and other current
     assets                                         366,275       757,265
                                                 ----------    ----------
       Total current assets                      17,212,161    46,855,179
   Property and equipment, net                   23,220,780    26,253,341

   Deferred income taxes                            177,000       159,000

   Deferred charges and other assets                732,558       857,726
                                                 ----------    ----------
                                                $41,342,499   $74,125,246
                                                 ==========    ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities
    Current installments of long-term debt      $ 1,245,204    $      -
    Accounts payable                              5,345,980     3,303,788
    Accrued employee compensation and benefits    5,659,517     5,971,344
    Income taxes payable                              -         2,250,267
    Deferred income taxes                         3,366,000       283,080
    Other accrued expenses and current
         liabilities                              1,102,107       558,006
                                                 ----------    ----------
       Total current liabilities                 16,718,808    12,366,485

   Long-term debt                                 8,180,916         -

   Deferred income taxes                               -        1,864,510

   Deferred grants                                6,326,341     7,850,477

   Shareholders' equity
    Preferred stock, $0.01 par value,
      10,000,000 shares authorized; no
      shares issued and outstanding                    -             -
    Common stock, $1.00 par value, 100,000
      shares authorized; 1,000 shares issued
      and outstanding                                 1,000          -
    Common stock, $0.01 par value, 50,000,000
      shares authorized; 19,104,679 shares
      issued and outstanding                           -          191,047
    Additional paid-in capital                      350,000    44,917,904
    Retained earnings                             9,798,316     6,935,546
    Accumulated foreign currency translation
      adjustments                                   (32,882)         (723)
                                                 ----------    ----------
        Total shareholders' equity               10,115,434    52,043,774
                                                 ----------    ----------
                                                $41,342,499   $74,125,246
                                                 ==========    ==========

   See accompanying notes to consolidated financial statements

                                                   SYKES ENTERPRISES, INCORPORATED
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                      Six and Three Months Ended July 2, 1995 and June 30, 1996
                                                             (Unaudited)



                                            Six Months Ended          Three Months Ended
                                          July 2,      June 30,      July 2,       June 30,
                                           1995          1996         1995           1996

   Revenues                           $27,676,757    $45,433,016   $14,084,774     $23,180,805
                                       ----------     ----------    ----------      ----------
   Operating expenses
    Direct salaries and related costs  18,452,446     27,000,158     9,177,261      13,366,403
    General and administrative          7,831,974     13,766,316     4,022,811       7,067,293
                                       ----------     ----------    ----------      ----------
       Total operating expenses        26,284,420     40,766,474    13,200,072      20,433,696
                                       ----------     ----------    ----------      ----------
   Income from operations               1,392,337      4,666,542       884,702       2,747,109
                                       ----------     ----------    ----------      ----------
   Other income (expense)
    Interest income                           -          247,827           -           244,247
    Interest (expense)                   (315,560)      (499,548)     (154,842)       (199,537)
    Other income                           70,049         69,092       (49,778)         64,948
                                       ----------     ----------    ----------      ----------
       Total other income (expense)      (245,511)      (182,629)     (204,620)        109,658
                                       ----------     ----------    ----------      ----------
   Income before income taxes           1,146,826      4,483,913       680,082       2,856,767

   Provision for income taxes             540,000      1,745,000       320,000       1,106,000
                                       ----------     ----------    ----------      ----------
   Net income                             606,826      2,738,913       360,082       1,750,767

   Preferred stock dividends                -             47,343         -              23,672
                                       ----------     ----------    ----------      ----------
   Net income applicable to common
    shareholders                      $   606,826    $ 2,691,570   $   360,082     $ 1,727,095
                                       ==========     ==========    ==========      ==========

   Net income per common and
    common equivalent share           $      0.04    $      0.16   $      0.02     $      0.09
                                       ==========     ==========    ==========      ==========


   See accompanying notes to consolidated financial statements

                        SYKES ENTERPRISES, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Six Months Ended July 2, 1995 and June 30, 1996
                                   (Unaudited)


                                                    July 2,      June 30,
                                                     1995          1996

   Cash flows from operating activities:
    Net income                                   $  634,671  $  2,738,913
    Depreciation and amortization                   754,494     2,225,061
    Gain on disposal of property and
      equipment                                     (27,846)       (6,590)
    Changes in assets and liabilities:
      Receivables, including unbilled            (1,388,111)   (3,938,162)
      Refundable income taxes                        33,810        (4,989)
      Deferred tax asset                                -          18,000
      Prepaid expenses and other current
         assets                                      (1,971)     (390,990)
      Deferred charges and other assets             401,243      (279,668)
      Accounts payable                              616,542    (2,355,729)
      Accrued employee compensation and
         benefits                                   550,064       625,368
      Income taxes payable                          287,528     2,250,267
      Deferred income taxes                        (294,668)   (1,218,410)
      Other accrued expenses and current
         liabilities                               (179,267)     (544,101)
                                                  ---------     ---------
              Net cash provided by (used
                for) operating activities         1,386,489      (881,030)
                                                  ---------     ---------
   Cash flows from investing activities:
    Capital expenditures                         (1,851,640)   (5,444,651)

    Proceeds from sales of property and
      equipment                                      73,568       146,590
                                                  ---------     ---------

              Net cash used for investing
                activities                       (1,778,072)   (5,298,061)
                                                  ---------     ---------
   Cash flows from financing activities:
    Paydowns under revolving line of credit
      agreements                                (12,302,000)  (19,871,569)
    Borrowings under revolving line of credit
      agreements                                 13,184,000    19,706,835
    Proceeds from grants                                -       1,725,665
    Proceeds from issuance of stock                     -      39,203,605
    Payment of long-term debt                      (320,263)   (9,261,386)
    Preferred stock dividends paid                      -         (47,343)
                                                 ----------    ----------
              Net cash provided by financing
                activities                          561,737    31,455,807
                                                 ----------    ----------
   Adjustment for foreign currency
    translation                                       2,350        32,161
                                                 ----------    ----------
   Net increase in cash and temporary
    investments                                     172,504    25,308,877

   Cash and temporary investments at
    beginning of period                             763,226     1,232,836
                                                 ----------    ----------
   Cash and temporary investments at end
    of period                                   $   935,730   $26,541,713
                                                 ==========    ==========

   See accompanying notes to consolidated financial statements

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Six Months Ended July 2, 1995 and June 30, 1996
                                   (Unaudited)


   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles, for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the combined financial statements and notes thereto as of and for the years ended December 31, 1995 included in the Company's Form S-1 Registration Statement and Prospectus dated April 29, 1996 associated with the Company's initial public offering.

   Sykes Enterprises, Incorporated and consolidated subsidiaries (the "Company") provide comprehensive information technology outsourcing services including information technology support services, consisting of technical product support and help desk services, and information technology development services and solutions, consisting of software design, development, integration and implementation and documentation, foreign language translation and localization services. The Company's services are provided to a wide variety of industries.

   At June 30, 1996, the entities comprising the consolidated Company included:

      Sykes Enterprises, Incorporated
      Sykes Enterprises Incorporated Holdings B.V.
      Sykes Enterprises Incorporated of Canada
      Sykes Realty, Inc.

   Unless otherwise noted, all information in this Form 10-Q has been adjusted to retroactively reflect the three-for-two stock split in the form of a 50% stock dividend to shareholders of record on July 18, 1996, which was reflected on the Nasdaq National Market on July 29, 1996.


   Note 1 - Temporary Investments

   Temporary investments consist of investments with original maturities of three months or less. At June 30, 1996, cash in the amount of approximately $25,617,000 was held in tax free interest bearing investments and approximately $136,000 was held in an interest bearing account and pledged as collateral with respect to office space leased in Amsterdam, The Netherlands. It is the Company's intention to continue to maintain the Netherlands's investment throughout the term of the lease.

   Note 2 - Long-term Debt

   The Company has a credit facility comprised of a $12 million revolving line of credit and a term note issued in the original amount of $8 million. At December 31, 1995, the Company had borrowings under the credit facility of $8,165,000.

   The Company also had a loan agreement in the amount of $1,300,000. Outstanding amount under the loan agreement at December 31, 1995 was approximately $1,261,000.

   The Company extinguished the debt under the credit facility and the loan agreement during the second quarter of 1996 with the proceeds of the public offering.


   Note 3 - Income Taxes

   In conjunction with the Company's initial public offering, the Company changed its method of accounting for income taxes from the cash basis to the accrual method effective with the beginning of the Company's income tax year of August 1, 1995. The corresponding adjustment established approximately $1.2 million of current income taxes payable and approximately $1.8 million of noncurrent deferred income taxes of previously classified current deferred income taxes. The approximate $1.8 million balance associated with the change to the accrual method will become due and payable over a period not to exceed three years.

   Prior to the Company's initial public offering, an affiliate of the Company that had elected to be taxed as an S corporation, terminated its S corporation election and accordingly became subject to federal and state income taxes. Upon termination of the S corporation election, deferred income taxes reflecting the tax effect of temporary differences between the Company's financial statements and tax bases of certain assets and liabilities became a net liability of the Company and was reflected on the consolidated balance sheet with a corresponding non-recurring expense in the consolidated statement of income during the second quarter. The amount of such deferred tax liability computed using the asset and liability method of accounting for deferred income taxes approximated $41,000 and is reflected in the accompanying financial statements.


   Note 4 - Commitments and Contingencies

   The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company's future financial position.


   Note 5 - Stock Options

   In March 1996, the Company's 1996 Employee Stock Option Plan was adopted and provides for the grant of incentive or nonqualified stock options to purchase up to 700,000 shares of common stock. Certain employees of the Company were granted options to purchase a total of 394,819 shares of common stock at the initial public offering price of $12.00 per share, except for 139,894 shares with an exercise price as follows: (i) 33 1/3% of such shares at $12.00 per share; (ii) 33 1/3 of such shares at $11.34 per share; and (iii) 33 1/3% of such shares at $10.00 per share.


   In March 1996, the Company's 1996 Non-Employee Director Stock Option Plan was adopted and provides for the grant of nonqualified stock options to purchase up to 300,000 shares of common stock with an exercise price equal to the fair market value of the common stock on the date of grant to members of the Board of Directors who are not employees of the Company. Each outside director was granted options to purchase 7,500 shares of common stock. Thereafter, on the date on which a new outside director is first elected or appointed, he or she shall automatically be granted options to purchase 7,500 shares of common stock. Each outside director also shall be granted options to purchase 7,500 shares of common stock annually on the day following the annual meeting of shareholders.


   Note 6 - Initial Public Offering

   On May 3, the Company sold in an initial public offering 3,777,889 shares of its common stock (prior to consideration of adjustment for the three-for-two stock split) which generated net proceeds of approximately $39.2 million. The Company used a portion of the proceeds to repay amounts outstanding under the Company's loan agreements discussed in Note 2. The balance of the net proceeds were invested in temporary investments and will be used to open additional IT call centers, make additional capital expenditures for upgraded technology, and for working capital and general corporate purposes, including possible acquisitions.


   Note 7 - Earnings Per Share

   Primary earnings per share are based on the weighted average number of common shares and common share equivalents outstanding during the periods. Common share equivalents include, when applicable, dilutive stock options using the treasury stock method.

   Fully diluted earnings per share assumes, in addition to the above, (i) that the redeemable preferred stock was converted at the beginning of each period or date of issuance, if later, (ii) that earnings were increased for preferred dividends that would not have been incurred had conversion taken place, and (iii) the additional dilutive effect of stock options.

   In July, 1996 the Board of Directors of the Company declared a three-for-two stock split of the Company's common stock to be distributed on July 28, 1996 to the Company's shareholders of record at the close of business on July 18, 1996. All applicable share and per share data have been adjusted for the stock split. As a result of the split, 6,368,225 additional shares were issued and additional paid-in capital was reduced by $63,682.

   The numbers of shares used in the earnings per share computation are as follows:

                                    Six Months Ended         Three Months Ended
                                   July 2,     June 30,      July 2,     June 30,
                                    1995         1996          1995         1996

   Primary
    Weighted average common
     shares outstanding          10,020,000   10,900,131   10,020,000    11,780,262

    Stock options                   316,089      455,994      316,089       595,900

    Stock split
     three-for-two                5,168,044    5,678,062    5,168,044     6,188,079
                                 ----------   ----------   ----------    ----------

   Total primary                 15,504,133   17,034,187   15,504,133    18,564,241
                                 ----------   ----------   ----------    ----------
   Fully Diluted
    Conversion of Preferred         298,686      201,912      298,686       105,138
    Additional dilution of
     stock options                      -         31,776          -          63,551
    Stock split
     three-for-two                  149,343      116,844      149,343        84,346
                                 ----------   ----------   ----------    ----------
   Total fully diluted           15,952,162   17,384,719   15,952,162    18,817,276
                                 ==========   ==========   ==========    ==========


   Fully diluted per share data is not shown since the effect would be antidilutive.


   Note 8 - Acquisitions and Mergers

   Immediately prior to the Company's initial public offering, Sykes Realty, Inc. merged with a newly formed wholly-owned subsidiary of Sykes Enterprises, Incorporated. Sykes Realty, Inc. was the surviving entity pursuant to this merger. The Company issued 1,830,000 shares of common stock to the sole shareholder of Sykes Realty, Inc. as a result of the merger involving Sykes Realty, Inc.

   On July 16, 1996 the Company acquired Datasvar Support AB of Stockholm, Sweden in exchange for 246,819 shares of the Company's common stock. The Company will account for the acquisition utilizing the pooling-of-interests method of accounting. Datasvar operates two information technology call centers in Sweden serving the Scandinavian region. Datasvar employs 90 employees and had 1995 revenues of approximately $5.3 million and after-tax earnings of approximately $1.0 million.

   Item - 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


   Financial Condition

   Management considers liquidity to be the Company's ability to generate adequate cash to meet its short and long-term business needs. The principal internal source of such cash is the Company's operations while the primary external source is the issuance of equity securities and credit borrowings.

   On May 3, 1996, the Company received proceeds, net of offering expenses, in excess of $39 million from the sale of approximately 2.4 million shares of common stock in its initial public offering (adjusted to approximately
   3.6 million to reflect the retroactive effect of the three-for-two stock split in the form of a 50% stock dividend to shareholders of record on July 18, 1996). The Company used a portion of these proceeds and approximately $1.7 million of grants received associated with the opening of its sixth technical call center, to repay all amounts outstanding under its bank borrowing agreements and fund approximately $5.4 million of capital expenditures. The capital expenditures, which were comprised primarily of computer and telephone equipment and furniture, were purchased pursuant to the continued growth within the technical support business and the associated increase in call volume capacity within the United States and Europe. The Company has also announced the location and commencement of construction of its seventh and eighth call centers to be completed during 1996. It is further anticipated that the first of these additional centers will become operational during the third quarter of 1996, with the second becoming operational January 1, 1997. The Company will receive incentive grants from each newly selected location consistent with recent packages previously obtained pursuant to the terms of the individual agreements. As a result of the continued increase in demand for the Company's services and the added capacity to be realized from the new call centers, it is anticipated that capital acquisitions will approximate $16 million during 1996.

   The Company intends to utilize the balance of the proceeds available from the initial public offering to make additional capital expenditures associated primarily with its technical support services as identified above, and for general corporate purposes, including possible acquisitions. Pending any such use, the Company will continue to invest such balance in short-term, investment grade securities or money market instruments.

   For the six month period ended June 30, 1996, the Company had negative cash flow from operating activities of approximately $900,000. However, for the three month period ended June 30, 1996, operating activities provided positive cash flow of approximately $3.8 million. These results were attributable to an increase in the Company's accounts receivable, primarily having occurred in the first calendar quarter, from a reduction in collections associated with increased revenues and the establishment of new clients, and a decrease in accounts payable, also in the first calendar quarter, from the payment of uncommonly large fourth quarter 1995 purchases.

   Subsequent to June 30, 1996, the Company increased its European technical support presence through the acquisition of Datasvar Support AB ("the Acquisition"). The purchase price for the Acquisition was approximately 247,000 shares of the Company's common stock (as adjusted for the three-for-two stock split), and will be accounted for using the pooling-of-interests method of accounting. The Company anticipates that the integration of the Acquisition will require additional financial resources, including the potential for additional capital expenditures above levels projected for the 1996 year. However, the Company does not believe the resources required will be significant to the overall operations of the combined organization.

   The Company presently believes that the proceeds from its initial public offering, combined with available funds under its credit facilities and cash flows from current and future operations, will be adequate to meet the capital requirements identified, including any additional resources required pursuant to the Acquisition.


   Results of Operations

   For the six and three months ended June 30, 1996, the Company posted consolidated revenues of $45.4 and $23.2 million, respectively, an increase of $17.8 and $9.1 million, respectively, from the comparable periods of the previous year. The 1996 results represent increases of 64% and 65%, respectively, from the 1995 comparable period information. This growth in revenues for each period was primarily the result of an $17.8 and $8.8 million, respectively, increase in revenues within technical support services, and occurred primarily from the investments in call centers and capital equipment the Company has made and the resultant increase in call volumes from clients. During February 1996, the Company opened its sixth call center in addition to the two new call centers opened in the fourth quarter of 1995. In addition, during the six and three months of 1996, the Company recognized an additional revenue increase of $2.5 and $1.2 million, respectively, or 16% and 14%, respectively, from information services and solutions when compared to the same periods of 1995. This increase was primarily the result of increased hours billed to clients and growth in providing foreign language translation services. These revenue increases were partially offset by a $2.5 and $0.9 million reduction in revenues from the Company's strategic decision to phase-out other services provided during the comparable six and three month period of 1995.

   Direct salaries and related costs increased $8.5 and $4.2 million, respectively, or 46%, for the six and three month periods in 1996 from the comparable periods in 1995. As a percentage of revenues, however, direct salaries and related costs decreased to 59% and 58% in the 1996 periods from 67% and 65% from the respective periods in 1995. The increase in the amount of direct salaries and related costs were attributable to the addition of personnel to support revenue growth. The decrease as a percentage of revenues resulted from economies of scale associated with spreading costs over a larger revenue base, and the change in the Company's mix of business such that technical support service revenues constitute a larger percentage of the Company's consolidated revenues when compared to comparable 1995 results.

   General and administrative expenses increased $5.9 and $3.0 million, or 76%, for the six and three month 1996 periods from their respective periods in 1995. As a percentage of revenues, general and administrative expenses increased to 30% for each of the 1996 periods, from 28% and 29% for the six and three month periods of 1995. The increase in the amount and percentage of general and administrative expenses are primarily attributable to the addition of management, sales and administrative personnel to support the Company's growth, and the increase in depreciation and equipment expense associated with facility and capital equipment expenditures incurred primarily in connection with the technical support call centers.

   Interest income increased in the six and three month periods of 1996 solely from the investments made from the net proceeds of the Company's initial public offering, and which accounts for the reduction in interest expense in the 1996 three month period. The increase in other income for the three month period in 1996 resulted primarily from the recognition of favorable foreign currency translation fluctuations from the comparable 1995 period.

   The provision for income taxes as a percentage of income before income taxes decreased during the six and three month 1996 periods when contrasted to the comparable 1995 periods due to the realization of tax-exempt interest income during the 1996 periods, and the recognition of nondeductible expenses as a lower percentage of larger income before income tax bases in 1996 as compared to 1995.

                           PART - II OTHER INFORMATION



   Item 6 - Exhibit and Reports on Form 8-K

   (a)       Exhibits

             The following document is filed as an exhibit to this Report:

             27.1    Financial Data Schedule



   (b)       Reports on Form 8-K

             A report on Form 8-K, dated July 31, 1996, was filed by the Registrant to disclose requirements under Item 2, Acquisition or Disposition of Assets.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SYKES ENTERPRISES, INCORPORATED
                                         (Registrant)



   Date:  August 2, 1996                By:  /s/Scott J. Bendert
                                             Scott J. Bendert
                                             Vice President-Finance
                                             and Treasurer (Principal
                                             Financial and Accounting
                                             Officer)

                         SYKES ENTERPRISES, INCORPORATED

                                    FORM 10-Q
                    (For the Six Months Ended June 30, 1996)

                                  EXHIBIT INDEX

        EXHIBIT                                                 PAGE
        NUMBER                                                 NUMBER


          27.1         Financial Data Schedule . . . . . . . .    15