Form 10-Q
period 1996-09-29
SYKES ENTERPRISES INC
filed 1996-11-13
CIK 1010612

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended          September 29, 1996

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

   Common Stock, $.01 Par Value, 21,833,818 shares as of November 13, 1996

                                     PART I
   Item 1 - Financial Statements

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                       December 31,   September 29,
                                           1995           1996
   ASSETS                                             (Unaudited)

   Current assets
    Cash                               $ 1,752,978    $ 2,140,885
    Temporary investments                  849,502     18,037,559
    Receivables, including
     unbilled                           16,744,039     28,874,106
    Refundable income taxes                602,197        548,196
    Prepaid expenses and other
         current assets                  1,047,955      2,004,851
                                        ----------     ----------
       Total current assets             20,996,671     51,605,597

   Property and equipment, net          24,384,987     31,428,722

   Deferred income taxes                    11,034        159,000

   Deferred charges and other
     assets                                758,651        807,029
                                       -----------    -----------
                                       $46,151,343    $84,000,348
                                       ===========    ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities
    Current installments of
         long-term debt                $ 1,566,645    $    22,659
    Accounts payable                     6,221,965      4,402,452
    Accrued employee compensation
       and benefits                      5,849,096      7,045,296
    Income taxes payable                   186,221      2,087,842
    Deferred income taxes                3,366,000        423,955
    Other accrued expenses and
      current liabilities                2,756,561      2,096,739
                                        ----------     ----------
       Total current liabilities        19,946,488     16,078,943

   Long-term debt                        8,589,530        292,308

   Deferred income taxes                    -           1,797,510

   Deferred grants                       6,751,782      9,939,958

   Commitments and contingencies

   Shareholders' equity
    Common stock, $0.01 par value;
     10,000,000 shares authorized;
     no shares issued and outstanding       -               -
    Common stock, $0.01 par value,
     50,000,000 shares authorized;
     14,121,819 and 20,026,498 shares
     issued and outstanding                141,218        200,265
    Additional paid-in capital             645,437     45,964,725
    Retained earnings                   10,008,015      9,659,448
    Accumulated foreign currency
      translation adjustments               68,873         67,191
                                        ----------     ----------
       Total shareholders' equity       10,863,543     55,891,629
                                        ----------     ----------
                                       $46,151,343    $84,000,348
                                        ==========     ==========


   See accompanying notes to consolidated financial statements

                                          SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                 Nine and Three Months Ended October 1, 1995 and September 29, 1996
                                                             (Unaudited)
                                                       Nine Months Ended           Three Months Ended
                                                    October 1,   September 29,  October 1,    September 29,
                                                       1995           1996         1995           1996

   Revenues                                      $51,314,771     $81,008,314  $18,239,498    $28,541,164
                                                  ----------      ----------   ----------     ----------
   Operating expenses
    Direct salaries and related costs             31,036,531      45,535,823   10,720,903     16,094,991
    General and administrative                    16,682,626      25,413,533    5,729,539      8,703,953
                                                  ----------      ----------   ----------     ----------
       Total operating expenses                   47,719,157      70,949,356   16,450,442     24,798,944
                                                  ----------      ----------   ----------     ----------
   Income from operations                          3,595,614      10,058,958    1,789,056      3,742,220
                                                  ----------      ----------   ----------     ----------
   Other income (expense)
    Interest income                                   26,727         392,807       17,226        271,790
    Interest expense                                (497,436)       (371,299)    (143,732)         -
    Other                                            (38,418)         68,186      (93,093)          (906)
                                                  ----------      ----------   ----------     ----------
       Total other income (expense)                 (509,127)         89,694     (219,599)       270,884
                                                  ----------      ----------   ----------     ----------
   Income before income taxes                      3,086,487      10,148,652    1,569,457      4,013,104

   Provision for income taxes                      1,195,969       3,993,705      622,404      1,561,000
                                                  ----------      ----------   ----------     ----------
   Net income before dividends                     1,890,518       6,154,947      947,053      2,452,104

   Preferred stock dividends                           -              47,343        -              -
                                                  ----------      ----------   ----------     ----------
   Net income applicable to common
    shareholders                                 $ 1,890,518     $ 6,107,604  $   947,053    $ 2,452,104
                                                  ==========      ==========   ==========     ==========

   Pro forma income data:
    Income before income taxes                   $ 3,086,487     $10,148,652  $ 1,569,457    $ 4,013,104
    Pro forma provision for income
     taxes relating to S Corporation                 123,000          67,000       59,000          -
    Actual provision for income taxes              1,195,969       3,993,705      622,404      1,561,000
                                                  ----------      ----------   ----------     ----------
       Total provision and pro forma
        provision for income taxes                 1,318,969       4,060,705      681,404      1,561,000
                                                  ----------      ----------   ----------     ----------
   Pro forma net income                            1,767,518       6,087,947      888,053      2,452,104

   Preferred stock dividend                            -              47,343        -              -
                                                  ----------      ----------   ----------     ----------
   Pro forma net income applicable to
    common shareholders                          $ 1,767,518     $ 6,040,604  $   888,053    $ 2,452,104
                                                  ==========      ==========   ==========     ==========
   Pro forma net income per common and
    common equivalent share                      $      0.10     $      0.32  $      0.05    $      0.12
                                                  ==========      ==========   ==========     ==========
   Weighted average common and common
    equivalent shares outstanding                 16,873,982      19,180,394   16,873,982     21,023,434



   See accompanying notes to consolidated financial statements

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            Nine Months Ended October 1, 1995 and September 29, 1996
                                   (Unaudited)


                                                  October 1,   September 29,
                                                     1995            1996

   Cash flows from operating activities:
    Net income                                   $ 1,890,518     $ 6,154,947

    Depreciation and amortization                  1,872,187       3,715,338
    Deferred income taxes                            332,698       1,151,891
    Gain (loss) on disposal of property
       and equipment                                   1,705          (4,826)
    Changes in assets and liabilities:
     Receivables, including unbilled              (1,991,900)    (10,130,067)
     Refundable income taxes                       278,550            54,001
     Prepaid expenses and other
       current assets                               (941,743)       (956,896)
     Deferred charges and other assets               138,939        (279,905)
     Accounts payable                                375,060      (1,819,513)
     Accrued employee compensation and benefits      859,671       1,196,200
     Income taxes payable                           (109,076)     (1,352,207)
     Other accrued expenses and current
       liabilities                                   204,907        (358,284)
                                                   ---------      ----------
       Net cash provided by (used for) operating
        activities                                 2,911,516      (2,629,321)
                                                   ---------      ----------
   Cash flows from investing activities:
    Capital expenditures                          (4,289,299)    (11,206,207)
    Proceeds from sales of property
      and equipment                                   73,568         168,435
                                                   ---------      ----------
       Net cash used for investing
       activities                                 (4,215,731)    (11,037,772)
                                                   ---------      ----------
   Cash flows from financing activities:
    Paydowns under revolving line of credit
       agreements                                (18,953,000)    (20,196,569)
    Borrowings under revolving line of
       credit agreements                          20,660,005      19,781,835
    Proceeds from grants                             397,942       1,708,054
    Proceeds from issuance of stock                   26,861      39,731,599
    Payment of long-term debt                       (709,412)     (9,426,473)
    Dividends paid                                     -            (353,707)
                                                  ----------      ----------
       Net cash provided by financing
       activities                                  1,422,396      31,244,739
                                                  ----------      ----------
   Adjustment for foreign currency
     translation                                     164,514          (1,682)
                                                  ----------      ----------
   Net increase in cash                              282,695      17,575,964

   Cash and cash equivalents at beginning
    of year                                        2,082,142       2,602,480
                                                  ----------      ----------

   Cash and cash equivalents at end of period    $ 2,364,837     $20,178,444
                                                  ==========      ==========


   See accompanying notes to consolidated financial statement

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Nine Months Ended October 1, 1995 and September 29, 1996
                                   (Unaudited)

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 29, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto as of and for the years ended December 31, 1995 included in the Company's Prospectus dated October 31, 1996 associated with the Company's secondary public offering.

   Sykes Enterprises, Incorporated and consolidated subsidiaries (the "Company") provide comprehensive information technology outsourcing services including information technology support services, consisting of technical product support, help desk services and diagnostic software tools, and information technology development services and solutions, consisting of software design, development, integration and implementation and documentation, foreign language translation and localization services. The Company's services are provided to a wide variety of industries.

   At September 29, 1996, the entities comprising the consolidated Company included:

        Sykes Enterprises, Incorporated
        Sykes Enterprises Incorporated Holdings B.V.
        Sykes Enterprises Incorporated of Canada
        Sykes Realty, Inc.
        Datasvar Support AB
        DiagSoft, Inc.

   Unless otherwise noted, all information in this Form 10-Q has been adjusted to retroactively reflect the three-for-two stock split in the form of a 50% stock dividend to shareholders of record on July 18, 1996, which was reflected on the Nasdaq National Market on July 29, 1996.


   Note 1 - Temporary Investments

   Temporary investments consist of investments with original maturities of three months or less. At September 29, 1996, cash in the amount of approximately $18,038,000 was held in tax free interest bearing investments and approximately $136,000 was held in an interest bearing account and pledged as collateral with respect to office space leased in Amsterdam, The Netherlands. It is the Company's intention to continue to maintain the Netherlands' investment throughout the term of the lease.

   Note 2 - Income Taxes

   In conjunction with the Company's initial public offering, the Company changed its method of accounting for income taxes from the cash method to the accrual method effective with the beginning of the Company's income tax year of August 1, 1995. The corresponding adjustment established approximately $1.2 million of current income taxes payable and approximately $1.8 million of noncurrent deferred income taxes of previously classified current deferred income taxes. The approximate $1.8 million balance associated with the change to the accrual method will become due and payable over a period not to exceed three years.


   Note 3 - Commitments and Contingencies

   The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company's future financial position.


   Note 4 - Earnings Per Share

   Primary earnings per share are based on the weighted average number of common shares and common share equivalents outstanding during the periods and assumes, (i) that the redeemable preferred stock was converted at the beginning of each period, or date of issuance, if later, and (ii) that earnings were increased for preferred dividends that would not have been incurred had conversion taken place. Common share equivalents include, when applicable, dilutive stock options using the treasury stock method.

   Fully diluted earnings per share assumes, in addition to the above, the additional dilutive effect of stock options.

   In July 1996, the Board of Directors of the Company declared a three-for-two stock split of the Company's common stock to be distributed on July 28, 1996 to the Company's shareholders of record at the close of business on July 18, 1996. All applicable share and per share data have been adjusted for the stock split. As a result of the split, 6,368,225 additional shares were issued and additional paid-in capital was reduced by $63,682.


   The numbers of shares used in the earnings per share computation are as follows:

                          Nine Months Ended          Three Months Ended
                        October 1,  September 29,  October 1,  September 29,
                           1995          1996        1995          1996
   Primary
     Weighted average
       common
      outstanding      15,951,819    18,190,176  15,951,819    20,026,498
     Conversion of
       preferred stock    448,029       201,912     448,029         -
     Stock options        474,134       788,306     474,134       996,936
                       ----------    ----------  ----------    ----------
   Total primary       16,873,982    19,180,394  16,873,982    21,023,434

   Fully Diluted
     Additional
      dilution of
      stock options         -            44,639       -            38,591
                       ----------    ----------  ----------    ----------
   Total fully
    diluted            16,873,982    19,225,033  16,873,982    21,062,025
                       ==========    ==========  ==========    ==========

   Fully diluted per share data is not shown since the effect would be antidilutive.


   Note 5 - Acquisitions and Mergers

   On July 16, 1996, the Company acquired Datasvar Support AB ("Datasvar") of Stockholm, Sweden in exchange for 246,819 shares of the Company's common stock as adjusted for the three-for-two stock split. The Company accounted for the acquisition utilizing the pooling-of-interests method of accounting. Datasvar operates two information technology call centers in Sweden serving the Scandinavian region. Datasvar employs 97 employees and had 1995 revenues of approximately $5.3 million and after-tax earnings of approximately $1.0 million.

   On August 30, 1996, the Company acquired all of the stock of DiagSoft, Inc. ("DiagSoft") in exchange for 675,000 shares of the Company's common stock. The Company accounted for the acquisition utilizing the pooling-of-interests method of accounting. Diagsoft develops and markets diagnostic software applications which will enhance the Company's technology support service. DiagSoft employs 24 employees and had 1995 revenues of approximately $6.2 million and after-tax loss of approximately $112,000.


   Note 6 - Subsequent Events

   On November 1, 1996, the Company completed the sale of 1,553,320 shares of common stock, $0.01 par value, in a secondary public offering. The proceeds will be used to open additional information technology call centers, make additional capital expenditures and for working capital and general corporate purposes, including possible acquisitions.

   Item - 2  Management's Discussion and Analysis of Financial
             Condition and Results of Operations


   Financial Condition

   Management considers liquidity to be the Company's ability to generate adequate cash to meet its short and long-term business needs. The principal internal source of such cash is the Company's operations while the primary external sources are the issuance of equity securities and credit borrowings.

   In May 1996, the Company received proceeds, net of offering expenses, of $39.7 million from the sale of approximately 3.6 million shares of common stock in its initial public offering (adjusted to reflect the retroactive effect of the three-for-two stock split in the form of a 50% stock dividend to shareholders of record on July 18, 1996). The Company used a portion of these proceeds and approximately $1.7 million of grants received associated with the opening of two technical call centers, to repay all amounts outstanding under its bank borrowing agreements, fund operating activities and to acquire approximately $11.2 million of capital expenditures. The capital expenditures, which were comprised primarily of computer and telephone equipment and furniture, were purchased pursuant to the continued growth within the technical support business and the associated increase in call volume capacity within the United States and Europe. The Company has completed construction of its sixth domestic call center and anticipates that the seventh U.S. call center will become operational during the fourth quarter of 1996. Pursuant to contractual terms, the Company will receive a package of incentives associated with this seventh center consistent with those previously obtained. As a result of the continued increase in demand for the Company's consolidated services and the added capacity to be realized from the additional call centers, it is anticipated that capital acquisitions will approximate $17 million during 1996.

   On November 6, 1996, the Company received proceeds, net of offering expenses, in excess of $67 million from the sale of approximately 1.6 million shares of common stock pursuant to a secondary offering. The Company intends to utilize these proceeds and the balance of the funds available from the initial public offering to make additional capital expenditures associated primarily with its technical support services as identified above, and for working capital and general corporate purposes, including possible acquisitions. Pending any such use, the Company will continue to invest the balance of such funds in short-term, investment grade securities or money market instruments.

   For the nine-month period ended September 29, 1996, the Company had negative cash flow from operating activities of approximately $2.6 million. This was primarily the result of an increase in the Company's accounts receivable (which a significant portion of this increase was collected immediately subsequent to the end of the quarter) associated with organizational growth from increased revenues and the establishment of new clients, and a decrease in accounts payable, primarily in the first calendar quarter, from the payment of uncommonly large fourth quarter 1995 purchases. During the third quarter of 1996, the Company increased its European technical support presence and acquired additional sophisticated information technology capabilities to enhance its technical support services through the acquisitions of Datasvar Support AB and Diagsoft, Inc. ("the acquisitions"). The purchase price for the acquisitions was approximately 922,000 shares of the Company's common stock (as adjusted for the three-for-two stock split), and was accounted for using the pooling-of-interests method of accounting. The Company anticipates that the integration of the acquisitions will require additional financial resources, including the potential for additional capital expenditures as projected above for the 1996 year. However, the Company does not believe the resources required will be significant to the overall operations of the consolidated organization.

   The Company believes that the proceeds from its offerings, combined with available funds under its credit facilities and cash flows from current and future operations, will be adequate to meet its capital requirements, including any additional resources required pursuant to the acquisitions, for the foreseeable future.

   Results of Operations

   For the nine and three months ended September 29, 1996, the Company posted consolidated revenues of $81.0 and $28.5 million, respectively, an increase of $29.7 and $10.3 million, respectively, from the comparable periods of the previous year. The 1996 results represent increases of 58% and 56%, respectively, from the 1995 comparable period information. This growth in revenues for each period was primarily the result of a $29.1 and $9.7 million, respectively, increase in revenues within technical support services, and occurred primarily from the investments in call centers and capital equipment the Company has made and the resultant increase in call volumes from clients. During September 1996, the Company opened its ninth information technology call center, with four of those having commenced operations in the last twelve months. In addition, during the nine and three months of 1996, the Company recognized an additional revenue increase of $3.8 and $1.3 million, respectively, or 16% for each period, from information services and solutions when compared to the same periods of 1995. This increase was primarily the result of increased hours billed to clients and growth within foreign language translation services. These revenue increases were partially offset by a $3.2 and $0.7 million reduction in revenues from the Company's strategic decision to phase-out other services provided during the comparable nine and three-month period of 1995.

   Direct salaries and related costs increased $14.5 and $5.4 million, respectively, or 47% and 50% respectively, for the nine and three-month periods in 1996 from the comparable periods in 1995. As a percentage of revenues, however, direct salaries and related costs decreased to 56% in the 1996 periods from 60% and 59%, respectively, from the nine and three-month periods in 1995. The increase in the amount of direct salaries and related costs were attributable to the addition of personnel to support organizational revenue growth. The decrease as a percentage of revenues resulted from economies of scale associated with spreading costs over a larger revenue base, and the change in the Company's mix of business such that technical support service revenues constitute a larger percentage of the Company's consolidated revenues when compared to comparable 1995 results. General and administrative expenses increased $8.7 and $3.0 million, or 52%, for the nine and three-month 1996 periods from their respective periods in 1995. As a percentage of revenues, however, general and administrative expenses decreased to 31% and 30% for the nine and three-month periods of 1996, from 33% and 31%, respectively, for the comparable periods of 1995. The increase in the amount of general and administrative expenses are primarily attributable to the addition of management, sales and administrative personnel to support the Company's growth, and the increase in depreciation and equipment expense associated with facility and capital equipment expenditures incurred primarily in connection with the technical support call centers. The decrease as a percentage of revenues resulted from economies of scale associated with spreading costs over a larger revenue base.

   Interest income increased in the nine and three-month periods of 1996 from the income producing investments realized pursuant to the balance of funds from the Company's initial public offering, and which also accounts for the reduction in interest expense in the 1996 periods. The increase in other income, or decrease in other expense for the nine and three-month period in 1996 resulted primarily from the recognition of favorable foreign currency translation fluctuations from the comparable 1995 periods.

   The provision for income taxes as a percentage of income before income taxes increased during the nine-month period of 1996 and decreased during the three-month 1996 period when contrasted to the comparable 1995 periods. The nine-month 1996 results reflect an increase in the tax provision as a percentage of income before income taxes primarily due to the impacts of nondeductible expenses associated with one of the Company's acquisitions, partially offset by the realization of tax-exempt interest income. During the three-month 1996 period, the provision for income taxes as a percentage of income before income taxes decreased as a result of tax-exempt interest income and the recognition of nondeductible expenses as a lower percentage of a larger income before income tax base as compared to 1995.

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

          A report on Form 8-K, dated September 16, 1996, was filed by the Registrant to disclose requirements under Item 2, Acquisition or Disposition of Assets.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            SYKES ENTERPRISES, INCORPORATED
                                      (Registrant)



   Date:   November 13, 1996       By:  /s/Scott J. Bendert
                                        Scott J. Bendert
                                        Vice President-Finance
                                        and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)

                        SYKES ENTERPRISES, INCORPORATED

                                    FORM 10-Q
                 (For the Nine Months Ended September 29, 1996)

                                  EXHIBIT INDEX

        EXHIBIT                                                         PAGE
        NUMBER                                                         NUMBER

          27.1         Financial Data Schedule   . . . . . . . . . . . . 15