Form 10-K405
period 1996-12-31
SYKES ENTERPRISES INC
filed 1997-03-31
CIK 1010612

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                 EFFECTIVE OCTOBER 7, 1996).
                 FOR THE FISCAL YEAR ENDED  DECEMBER 31, 1996
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-28274
                        SYKES ENTERPRISES, INCORPORATED
             (Exact name of registrant as specified in its charter)

                    FLORIDA                                        56-1383460
        (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                         Identification No.)

                              100 N. TAMPA STREET
                                   SUITE 3900
                                 TAMPA, FLORIDA
             (Address of registrant's principal executive offices)

                                     33602
                                   (Zip Code)

                                 (813) 274-1000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS
                       VOTING COMMON STOCK $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes [X]            No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 25, 1997, there were outstanding 21,893,818 shares of Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price reported on the Nasdaq National Market as of March 25, 1997 was $299,766,432.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Documents                                                    Form 10-K Reference
1996 Sykes Enterprises, Incorporated Annual Report             Part II Items 5-8
Proxy Statement dated April 9, 1997                         Part III Items 10-13

================================================================================

                        SYKES ENTERPRISES, INCORPORATED

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I
Item 1    Business....................................................      1
Item 2    Properties..................................................     10
Item 3    Legal Proceedings...........................................     10
Item 4    Submission of Matters to a Vote of Security Holders.........     10
PART II
Item 5    Market for Registrant's Common Equity and Related                10
          Stockholder Matters.........................................
Item 6    Selected Financial Data.....................................     11
Item 7    Management's Discussion and Analysis of Financial Condition      11
          and Results of Operations...................................
Item 8    Financial Statements and Supplementary Data.................     11
Item 9    Changes in and Disagreements with Accountants on Accounting      11
          and Financial Disclosure....................................
PART III
Item 10   Directors and Executive Officers of the Registrant..........     11
Item 11   Executive Compensation......................................     11
Item 12   Security Ownership of Certain Beneficial Owners and              11
          Management..................................................
Item 13   Certain Relationships and Related Transactions..............     11
PART IV
Item 14   Exhibits, Financial Statement Schedules and Reports on Form      11
          8-K.........................................................

                                     PART I

ITEM 1 -- BUSINESS

     Sykes Enterprises, Incorporated ("SEi", "Sykes" or the "Company") provides a wide array of information technology ("IT") outsourcing services, including information technology support services and information technology development services and solutions. The Company's services are provided at various stages during the life cycle of computer hardware and software products. Through its state-of-the-art IT call centers, the Company provides information technology support services (i) to leading computer hardware and software companies by providing technical product support services to end users of their products and
(ii) to major companies by providing help desk services to their employees. Through its staff of technical professionals, the Company also provides information technology development services and solutions to large corporations, on a contract or temporary staffing basis, including software design, development, integration and implementation; systems support and maintenance; and documentation, foreign language translation and software localization. The integration of these services provides Sykes customers the opportunity to outsource a broad range of their information technology services needs to the Company.

     In 1993, in an effort to capitalize on the trend toward outsourcing information technology services, the Company focused its strategic direction exclusively on the information technology services marketplace and broadened its array of services. Pursuant to this strategy, the Company began providing information technology support services by opening IT call centers. Recently, revenues from information technology support services have grown rapidly through the opening of four IT call centers in 1994, two in late 1995 and three in 1996. The domestic IT call centers are stand-alone facilities, each modeled after the same prototype. The Company's strategy of locating its domestic IT call centers in smaller communities, typically near a college or university, has enabled the Company to benefit from a relatively low cost structure and a technically proficient, stable work force. Including the recent announcement in 1997 to commence construction on the Company's eighth domestic facility, the Company estimates that the IT call centers will have the capacity to process in excess of 100,000 calls per day in the aggregate, up from 7,000 calls per day in January 1994, from users of hardware and software products seeking technical assistance.

     The Company believes that outsourcing by information technology companies and companies with information technology needs will continue to grow as increasing competition encourages businesses to focus on their core competencies rather then non-revenue producing activities. Rapid technological changes, significant capital requirements for state-of-the-art technology, and the need to integrate and update complex information technology systems spanning multiple generations of hardware and software components make it increasingly difficult for businesses to cost-effectively maintain quality information technology services in-house. To capitalize on this trend toward outsourcing, the company has developed a strategy which includes the following key elements: (i) rapidly expand information technology support services revenues through additional IT call centers; (ii) market the Company's expanded array of services to existing customers to position SEi to become a preferred vendor of outsourced services;
(iii) establish a competitive advantage through the Company's proprietary, sophisticated technological capabilities; and (iv) expand its customer base through strategic alliances and selective acquisitions.

     Sykes was founded in 1977 in North Carolina and moved its headquarters to Florida in 1993. In March 1996, Sykes changed its state of incorporation from North Carolina to Florida.

INDUSTRY BACKGROUND

     In today's rapidly changing technological environment, consumers and businesses require a variety of information technology services in order to effectively use and manage their complex information technology systems, including technical support, software development and information systems integration and management. Many companies' computer systems incorporate a variety of hardware and software components which may span a number of technology generations. For example, a company may use client/server systems or mainframe or midrange hardware platforms running a variety of operating systems, software applications and relational databases. Information technology services have become much more important in this environment as information technology departments strive to integrate a company's information processing capabilities into a single system while providing the flexibility to change with technological innovations.

     These technological changes are making it increasingly difficult and expensive for companies to maintain in-house the necessary personnel to handle all of their information technology needs. Hardware and software companies, as well as businesses utilizing their products, are increasingly turning to third party vendors to perform specialized functions and services. Outsourcing of (i) product support functions by leading hardware and software companies, (ii) employee help desk functions by major companies, and (iii) other information technology services such as software design and systems integration and management, is growing rapidly because of the following factors:

     - Increasing need for companies to focus on core competencies rather than non-revenue producing activities;

     - Rapid technological changes requiring personnel with specialized technical expertise;

     - Growing capital requirements for sophisticated technology necessary to provide timely product support and help desk functions;

     - Increasing need to integrate and continually update complex systems incorporating a variety of hardware and software components spanning a number of technology generations;

     - Extensive and ongoing staff training and associated costs required to maintain responsive, up-to-date in-house technical support and information technology services; and

     - Cost savings from converting fixed employee costs to flexible, variable costs

     Dataquest reports that information technology services are expected to grow from $50.7 billion in 1995 to $79.0 billion in 1999. Of this amount, Dataquest estimates that technical support services, such as the services provided through the Company's IT call centers, will increase from $20.6 billion in 1995 to $31.5 billion in 1999, with the amount of such services outsourced to third party vendors increasing from $2.6 billion to $7.2 billion for the same periods. The increasing cost to provide technical product support is especially evident, as Dataquest now estimates that one in six employees of software companies performs technical support functions, up from one in twelve employees in 1989, and that the cost of technical support now amounts to approximately 4% and 8% of the revenues of hardware and software companies, respectively.

     In the face of rapid technological change, large corporations also find it increasingly difficult and expensive to service all of their own information technology needs through in-house personnel. Gartner Group, an information technology advisory firm, predicts that more than 40% of companies with internal help desks will outsource a portion of this function by 1998, compared with 15% in 1995.

     As the outsourcing of technical product support, help desk and other information technology services has gained acceptance, many companies also are seeking to consolidate the number of vendors which provide them with these services. Accordingly, providers of information technology outsourcing services must offer a wide array of services to maintain a preferred vendor relationship with their customers. Sykes believes its broad range of services will allow it to capitalize on this trend.

STRATEGY

     The Company's objective is to continue its growth and to become a leading provider of a wide variety of information technology outsourcing services by being responsive to and providing skilled personnel for its clients' long-term outsourcing needs. The Company's principal strategies for achieving this objective are as follows:

     Rapidly Expand Through Systematic Addition of IT Call Centers. The Company intends to continue to rapidly expand information technology support services revenues through its existing IT call centers and through additional IT call centers. With the addition of five domestic IT call centers between October 1995 and December 1996 and the two IT call centers acquired through the Datasvar acquisition, the Company's IT call centers currently have the capacity to handle up to approximately 23.4 million calls per year. Sykes has systematized the establishment and ongoing operation of its domestic IT call centers by: (i) locating the centers in smaller communities, near a college or university, with a relatively low cost structure and a technically proficient, stable work force; (ii) constructing the IT call centers modeled after the same prototype; (iii) utilizing standardized procedures to hire and train technicians; and (iv) maintaining consistently responsive, high quality services through call monitoring and tracking technology and other quality assurance procedures. The Company's systematic approach and procedures are part of its strategy of providing responsive, high quality support at a lower cost than the Company's competitors.

     Position Sykes as a Preferred Vendor. The Company intends to cross-market its expanded array of information technology services to existing customers and to continue to provide consistently high quality services to new and existing customers in order to position the Company as a preferred vendor of outsourced services. Sykes believes that its ability to work in partnership with its customers during the life cycle of their information technology products and systems, from software design and systems implementation, through technical documentation and foreign language translation, to end user technical product support, gives it a competitive advantage to become the provider of choice to its customers. Sykes has expanded the services it provides, such as help desk and diagnostic support services, through its existing relationships with Fortune 500 companies, particularly those customers using the Company's services to satisfy all or part of their information technology development services and solutions needs.

     Capitalize on Sophisticated Technology. The Company seeks to establish a competitive advantage by continuing to capitalize on its sophisticated and specialized technological capabilities, including PBX switches, automatic call distributors, call tracking software and computer-telephone integration. These capabilities allow its IT call centers to serve as the transparent extension of the Company's customers, receive telephone calls and data directly from its customers' systems, and report detailed information concerning the status and results of the Company's services on a daily basis. The Company's sophisticated technology and systems, which the Company is able to upgrade periodically because of their open architecture, enable the Company to provide high response rates at a low cost per transaction.

     The Company's strategy is to continue to develop or acquire other technologies that complement its technical product support functions. For example, the Company intends to integrate the capabilities of it's sophisticated diagnostic proprietary software with Sykes IT call centers to further enhance the efficiency and quality of the Company's information technology support services, and believes that enhancements to this software will enable it to access and offer information technology support services directly to the home and small business markets.

     Growth Through Strategic Alliances. The Company intends to expand its customer base, geographic presence and the information technology services Sykes provides by forming strategic alliances with other information technology service providers, particularly those who do not provide labor intensive technical support. For example, information technology services providers such as systems integrators increasingly are seeking partners to whom they can outsource the help desk requirements of their customers. The Company continues to actively seek help desk contracts with such providers.

     Growth Through Selective Acquisitions. The Company intends to acquire complementary businesses to increase market share, expand its services, enter key industry sectors and expand its geographic presence. The Company believes it can expand the scope and quality of its information technology support services by acquiring companies with IT call centers in Europe and other international markets which provide quality technical support for leading computer hardware and software companies, as well as companies which enhance its ability to provide such services. The Company further believes that significant opportunities exist to acquire organizations which provide information technology services within the Company's strategic focus of the retail, banking and telecommunications industries in which the Company primarily does not currently compete. The information technology services industry is highly fragmented, with in excess of 1,000 firms providing software services in 1995 in the United States, according to Dataquest. Many of these small, local firms may be attractive acquisition candidates because they would enable Sykes to open new or expand existing branch offices. During 1996, SEi acquired two such organizations and issued a letter of intent to purchase a third, in a transaction that was completed subsequent to the year end.

SERVICES

     The Company provides a wide array of information technology outsourcing services, including information technology support services and information technology development services and solutions. The following is a description of Sykes' outsourcing services:

     Technical Product Support. Sykes provides technical product support services by telephone (24 hours a day, 7 days a week) to end users of the products of hardware and software companies through its seven stand-alone IT call centers in the United States and three IT call centers in Europe. Consumers of hardware or software products of Sykes' customers dial a technical support number listed in their product manuals and are automatically connected to an IT call center technician who is specially trained in the applicable product and acts as a transparent extension of the hardware or software company in diagnosing problems and answering technical questions. The IT call centers also provide technical product support by electronic mail and electronic bulletin boards. The IT call centers in Europe provide support in 14 languages to 22 European countries.

     As a result of a recent acquisition, the Company also develops and markets proprietary diagnostic software for use by manufacturers, professional service personnel and end users, which serves as a tool for enhancing Sykes' technical product support services. Proprietary diagnostic products are developed and marketed for use with a variety of operating systems which include software used by personal computer manufacturers for quality assurance and pre-installed or bundled software used by professional service personnel and end users for verifying component functionality, troubleshooting, resolving hardware and software conflicts and hardware repairs.

     Help Desk Services. The Company provides help desk services to major companies, at their facilities or through the IT call centers, that have outsourced technical support for their internal information technology systems. Employees of Sykes' customers telephone the help desk number provided to them by their employer for technical assistance. Trained technicians dedicated to a specific customer answer questions and diagnose and resolve technical problems ranging from a simplistic error message to a wide area network failure.

     Software Design, Development, Integration and Implementation. Sykes' professional personnel provide software application design services geared toward the development of a functional and technical blueprint for a client's desired software application. These professionals identify applicable business processes supported by an application and its related functions, determine end user requirements and prepare a comprehensive plan for developing and implementing the application. They also develop custom software necessary to operate a desired application, integrate the application into the customer's existing information processing architecture, test the functionality of the application and assist the customer in training its personnel to use the application.

     Systems Specialization and Maintenance. Sykes' professional personnel provide a variety of services designed to support and maintain client/server systems and mainframe and midrange platforms. These services include systems administration, maintenance and management support, applications enhancement and training services.

     Documentation and Foreign Language Translation. Sykes' professional personnel provide companies with technical writing and editing of product information and technical manuals and foreign language translation and localization of software, technical manuals and product information in a variety of sophisticated multimedia formats. They provide translation and localization for 12 languages in 20 countries.

OPERATIONS

     IT Call Centers. The Company's strategy in the United States is to locate its IT call centers in smaller communities with similar demographic characteristics, typically near a college or university. The Company believes these characteristics tend to provide a well-educated, technically proficient employee pool from which to attract qualified candidates. These locations also tend to have lower labor and infrastructure costs than large metropolitan areas.

     New IT call centers are established to accommodate anticipated growth in the Company's business or in response to a specific customer need. The Company believes that additional IT call centers will be established in the United States and Europe and potentially in Asia.

     A typical domestic IT call center is approximately 42,000 square feet, has 425 work stations and can handle 12,000 calls per day. The IT call centers employ current technology in PBX switches, call tracking software, telephone-computer integration, interactive voice response and relational database management systems that are integrated into centrally managed local area networks and wide area networks. The Company's sophisticated equipment and technology enable it to serve as the transparent extension of its customers at a low cost per transaction and provide its customers with immediate access to the status and results of the Company's services. Due to its modular, open system architecture, the Company's computer system allows timely system updates and modifications. The Company utilizes sophisticated call tracking software and systems to provide efficient scheduling of personnel to accommodate fluctuations in call volume.

     Automated call distributors and digital switches identify each call by the number dialed and automatically route the call to a technician with the applicable knowledge and training. The technical product support calls are routed directly from the end user to the IT call center or are overflow calls routed from the client's place of business. Sykes IT call center in Amsterdam receives calls from the United Kingdom, Western Europe and parts of Eastern Europe, and the IT call centers in Sweden receive calls from Sweden, Norway, Denmark and Finland.

     IT call center systems capture and download to permanent databases a variety of information concerning each call for reporting on a daily basis to customers, including number and duration of calls (which are important for billing purposes), response time and results of the call. Summary data and complete databases are made available to the customer to enable it to monitor the level of service provided by the Company, as well as to determine whether end users of its products are encountering recurring problems that require modification. The databases also provide Sykes customers with considerable marketing information concerning end users, such as whether the user is a home or business user and regional differences in purchasing patterns or usage. The Company maintains tape backups and offsite storage to assure the integrity of its reporting systems and databases.

     The IT call centers are protected by a fire extinguishing system and backup generators and short-term battery backup in the event of a power outage, reduced voltage or power surge. Rerouting of telephone calls to one of the other IT call centers is also available in the event of a telecommunications failure, natural disaster or other emergency. Security measures are imposed to prevent unauthorized access. Software and related data files are backed up daily and stored off site at multiple locations. The Company carries business interruption insurance covering interruptions that might occur as a result of damage to its business. In addition, the Company believes that it has adequate arrangements with its equipment vendors pursuant to which damaged equipment can be replaced promptly.

     Branch Offices. Sykes' professional personnel are assigned to one of the Company's ten branch offices, which are located in metropolitan areas throughout the United States in order to be closer to their major customers. Each branch office is responsible for staffing the professional personnel needs of customers within its geographic region and customers referred from other branch offices based on specialized needs. These offices give Sykes the ability to (i) offer a broad range of professional services on a local basis, and (ii) respond to changing market demands in each geographical area served. The number of professionals assigned to each branch office ranges from 14 to 130.

     Each branch office is staffed with one or more account executives whose goal is to become the client's partner in evaluating and meeting the client's information technology needs. The account executive's primary responsibilities include: client development; understanding and identifying clients' information technology service needs; working closely with recruiters to staff assignments appropriately; setting billing rates for each assignment; and monitoring ongoing assignments. Each account executive is responsible for between four and ten active corporate accounts, some of which may involve several projects with multiple operating units of a particular company. The account executive cultivates and maintains relationships with the client's chief information officer and numerous department and project managers within the client's organization.

     The account executive has responsibility for staffing an assignment on a timely basis. Upon receiving a new assignment, the account executive prepares a proposal with assignment specifications and distributes the proposal to a recruiter who is familiar with the professionals who have the expertise required for the assignment. The account executive reviews the recruiter's recommended candidates, submits the resumes of qualified employees and other available candidates to the client and schedules client interviews of the candidates. Typically, an assignment is staffed within five working days. For certain clients with whom the Company has long-term relationships, account executives are given sole responsibility for staffing assignments with little or no client involvement in the decision.

QUALITY ASSURANCE

     The Company carefully trains, monitors and supervises its employees to enhance efficiency and quality of its services. The training of new technicians at the IT call centers is conducted in-house through certified trainers or by professionals supplied by the Company's customers. The Company actively recruits highly skilled professionals to staff specific assignment needs of its information technology development services and solutions customers. Generally, employees also receive ongoing training throughout the year to respond to changes in technology.

     An IT call center manager supervises project leaders, team leaders and technicians dedicated to individual customer accounts. Each team leader at the IT call centers monitors approximately ten technicians. A project leader supervises a particular customer's account by monitoring calls and reviewing quality standards. Using the Company's proprietary, sophisticated call tracking software, the project leader monitors the number of calls each technician handles, the duration of each call, time between calls, response time, number of queries resolved after the first call and other statistics important in measuring and enhancing productivity and service levels. Remote and on-site call monitoring systems and on-line performance tracking are used to enhance high quality services. Customers have daily access to a variety of measures of service performance tracked by the Company's technology and can monitor calls directly through the Company's remote call monitoring systems.

     The Company emphasizes a team approach in order to provide high quality, customized solutions to meet its clients' information technology development services and solutions needs. The central role in this team approach is provided by the Company's account executives and recruiters who work together to achieve a successful relationship between the client and the Company's professionals. The team shares information on active and prospective clients, reviews the availability of professionals and discusses general market conditions. Such forums enable the teams to remain informed and knowledgeable on the latest technologies and to identify business development opportunities as they emerge.

     The Company is committed to providing its customers with the highest quality services. To that end, the Company's IT call center in Sterling, Colorado has received ISO 9002 certification, an international standard for quality assurance and consistency in operating procedures. The Company anticipates that ISO 9002 certification will become a determining factor to organizations outsourcing their technical product support or help desk functions. Consequently, the Company has modeled each IT call center after ISO 9002 procedures to achieve consistency and quality. Additionally, the Company received the 1995 and 1996 STAR Award in the highest call volume category. This award has been presented annually since 1988 by the Software Support Professionals Association (SSPA) to the software support company that achieves superior customer satisfaction and call metrics.

SALES AND MARKETING

     The Company's marketing objective is to develop long-term relationships with existing and potential clients to become the preferred vendor of their information technology outsourcing services. Sykes believes that its significant client base provides excellent opportunities for further marketing of its broad range of capabilities. In order to further enhance its marketing efforts, the Company recently increased its direct sales force from 9 to 30 employees. The Company markets its information technology services through a variety of methods, including client referrals, personal sales calls, advertising in industry publications, attending trade shows, direct mailings to targeted customers, telemarketing and cross selling additional services to existing clients.

     As part of its marketing efforts, the Company invites potential and existing customers to visit the IT call centers, where the Company demonstrates its sophisticated telecommunications and call tracking technology, quality procedures and the knowledge of its technicians. The Company also demonstrates its ability to quickly accommodate a new customer or a significant increase in business from an existing customer by emphasizing its systematic approach to establishing and managing IT call centers.

     SEI's diagnostic products are marketed to hardware manufacturers by a direct sales team for use by manufacturers in the manufacturing and quality control processes or for bundling as part of factory-installed software for the end user.

     The Company also emphasizes account development to strengthen its relationships with its customers. Sales representatives and account executives are assigned to a limited number of accounts in order to develop a complete understanding of each customer's particular needs, to form strong customer relationships and encourage cross selling of other services offered by the Company. Account executives also receive incentives for cross selling the Company's services.

     Technical product support services provided through IT call centers generally are billed to the client based on a fee per call, rate per minute or time and material basis. As a result of the significant infrastructure costs required for each IT call center, the Company has recently begun increasing its efforts to obtain contracts requiring a minimum billing amount to facilitate planning and capital needs. Help desk services usually are billed at a flat rate per employee per month, with the per employee charge varying depending on the customer's total number of employees and the complexity of its information systems.

     Information technology development services and solutions engagements generally are billed on a time and material basis. Sykes is expanding its efforts to obtain contracts with customers lasting six months or longer to increase recurring revenues, maximize utilization of professional personnel and enhance long-term relationships. The Company also is attempting to obtain contracts to provide for the management of a customer's entire information technology project, rather than providing professionals to staff a client-managed project, with a view to enhancing profit margins through the provision of value-added management services.

CUSTOMERS

     The Company has customers in the United States, Canada and Europe. The Company's customers include Fortune 500 corporations and leading hardware and software companies. The Company believes its nationally recognized customer base presents opportunities for further cross-marketing of its services.

     During 1996, 37% of the Company's consolidated revenues were attributable to three significant customers. In 1995, 33% of the Company's consolidated revenues were derived from two significant customers. Apple Computer, which became a customer during 1994, accounted for 17% and 15% of the Company's revenues in 1995 and 1996, respectively. Service 2000, which became a customer during 1995, accounted for 11% of the Company's revenues in 1996. IBM, which had historically been the Company's largest client, accounted for 30%, 27%, 16% and 11% of consolidated revenues for the year ended July 31, 1994, the five months ended December 31, 1994, and the years ended December 31, 1995 and 1996, respectively. During the first quarter of 1996, IBM instituted a policy that certain information technology services be provided through designated national vendors. The Company has entered into an agreement with such a vendor, Decision Consultants, Inc., under which certain services, previously provided directly to IBM, are being provided indirectly to IBM through this vendor. Although the Company believes its relationship with IBM will not be affected by the change in the method of providing its services to IBM, there can be no assurance that the Company will continue to provide such services. The Company's loss of (or the failure to retain a significant amount of business with) any of its key customers could have a material adverse effect on the Company. The Company's largest ten customers accounted for approximately 61% of the consolidated revenues in 1996. Generally, the Company's contracts are cancelable by each customer at any time or on short-term notice, and customers may unilaterally reduce their use of the Company's services under such contracts without penalty. Sykes provided services to approximately 250 customers during 1996.

COMPETITION

     The industry in which the Company competes is extremely competitive and highly fragmented. While many companies provide information technology services, management believes no one company is dominant. There are numerous and varied providers of such services, including firms specializing in call center operations, temporary staffing and personnel placement companies, general management consulting firms, major accounting firms, divisions of large hardware and software companies and niche providers of information technology services, many of whom compete in only certain markets. The Company's competitors include many companies who may possess substantially greater resources, greater name recognition and a more established customer base than the Company. In addition, the services offered by the Company historically have been provided by in-house personnel. The Company's also competes with other developers of software diagnostic tools, many of which have significantly greater financial, technical, marketing and other resources than the Company.

     The Company believes that the most significant competitive factors in the sale of its services include quality and reliability of services, flexibility in tailoring services to customer needs, price, experience, reputation and comprehensive and integrated services. As a result of intense competition, information technology development services and solutions engagements frequently are subject to pricing pressure. Customers also require vendors to be able to provide services in multiple locations. Competition for contracts for many of Sykes' services takes the form of competitive bidding in response to requests for proposals.

     Many of Sykes' large customers purchase information technology services primarily from a limited number of preferred vendors. Sykes has experienced and continues to anticipate significant pricing pressure from these customers in order to remain a preferred vendor. These companies also require vendors to be able to provide services in multiple locations.

INTELLECTUAL PROPERTY

     The Company relies upon a combination of contract provisions and trade secret laws to protect the proprietary technology it uses at its IT call centers. Sykes relies on a combination of copyright, trademark and trade secret laws to protect it's proprietary software. The Company attempts to further protect its trade secrets and other proprietary information through agreements with employees and consultants. The Company does not hold any patents and does not have any patent applications pending. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to deter misappropriation of its proprietary rights or third party development of similar proprietary software. Sykes(R) is a registered servicemark of the Company. Through a subsidiary organization SEi holds a number of registered trademarks, including DIAGSOFT(R), QAPLUS/WIN(R) and ETSC(R).

EMPLOYEES

     As of March 1, 1997, the Company had 3,574 full-time employees, consisting of 32 in sales and marketing, 2,743 customer support technicians at the IT call centers, 597 technical professionals and 202 in management, administration and finance.

     The technical and service nature of the Company's business makes its employees an important corporate asset. While the market for qualified personnel is extremely competitive, the Company believes its relationship with its employees is good. The Company's employees are not represented by any union.

     The Company believes that it gains a competitive advantage by locating its IT call centers in smaller communities in which they become an integral part of the local economy and labor force. The Company believes that personnel located in such communities can be employed at a lower overall cost than employees located in a metropolitan setting. Sykes IT call centers are located in communities near a college or university to provide a well-educated, technically proficient work force. Applicants are interviewed for technical skills as well as interpersonal skills.

     The Company recruits its professional personnel through a continually updated recruiting network. This network includes a seasoned team of technical recruiters, a Company-wide candidate database, Internet/ newspaper advertising, candidate referral programs and job fairs. Qualified individuals have generally been available as major companies have increasingly begun downsizing and outsourcing information technology services instead of relying on in-house MIS personnel. However, demand for qualified professionals conversant with certain technologies may outstrip supply as new skills are needed to keep pace with the requirements of customer engagements. Competition for such personnel is intense and employee turnover in this industry is high.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides the names and ages of the Company's executive officers, and the positions and offices with the Company currently held by each of them:

NAME                                              AGE             PRINCIPAL POSITION
----                                              ---             ------------------
John H. Sykes...................................  60     President and Chief Executive Officer
David E. Garner.................................  39     Senior Vice President
John D. Gannett, Jr.............................  42     Senior Vice President
Scott J. Bendert................................  40     Vice President -- Finance, Treasurer
                                                         and Chief Financial Officer
John L. Crites, Jr..............................  52     Vice President and General Counsel

     John H. Sykes has been President and Chief Executive Officer of the Company since its inception in 1977. Previously, Mr. Sykes was Senior Vice President of CDI Corporation, a publicly-held technical services firm.

     David E. Garner joined the Company in 1984 and, since 1994, has served as Senior Vice President with responsibility for information technology support services for both national and international operations. Prior to becoming Senior Vice President, Mr. Garner held various technical and managerial positions within the Company.

     John D. Gannett, Jr. rejoined the Company in 1995 as Senior Vice President with responsibility for information technology development services and solutions. Prior to 1995, Mr. Gannett provided consulting services to the Company under an agreement entered into in 1991. From 1979 to 1991, Mr. Gannett held various management positions within the technical and documentation services areas of the Company.

     Scott J. Bendert joined the Company in 1993 as Chief Financial Officer. In 1994, Mr. Bendert was named Treasurer, and in 1995 was appointed Vice President--Finance. From 1984 to 1993, Mr. Bendert held various management positions with Reflectone, Inc., a publicly-held producer of complex computer simulator trainers and devices, most recently as Corporate Controller.

     John L. Crites, Jr. joined the Company as Vice President and General Counsel on April 1, 1996. Prior thereto and since 1991, Mr. Crites served as Executive Director of the Vivian L. Smith Foundation for Restorative Neurology at Baylor College of Medicine in Houston, Texas.

ITEM 2 -- PROPERTIES

     The Company's principal executive offices are located in Tampa, Florida. This facility currently serves as the headquarters for senior management, the financial and administrative departments and the Tampa branch office. The following table sets forth additional information concerning the Company's facilities:

                                 SQUARE                                    LEASE
PROPERTIES                        FEET         GENERAL USAGE             EXPIRATION
----------                       ------        -------------         ------------------
Tampa, Florida.................  18,000    Corporate headquarters    December 2002
                                  5,000    Development office        September 1998
Greeley, Colorado..............  42,000    IT call center            N/A
Sterling, Colorado.............  34,000    IT call center            N/A
Hays, Kansas...................  42,000    IT call center            N/A
Bismarck, North Dakota.........  42,000    IT call center            N/A
Minot, North Dakota............  42,000    IT call center            N/A
Ponca City, Oklahoma...........  42,000    IT call center            N/A
Klamath Falls, Oregon..........  42,000    IT call center            N/A
Amsterdam, The Netherlands.....  23,200    IT call center            November 1997
Jarvso, Sweden.................   9,200    IT call center            December 1997
Sveg, Sweden...................   6,600    IT call center            June 1998
Boulder, Colorado..............  13,000    Branch office             March 1998
Boise, Idaho...................   2,400    Branch office             January 1997
Overland Park, Kansas..........   2,600    Branch office             July 1999
Boston, Massachusetts..........  26,000    Branch office             September 2000
St. Louis, Missouri............   5,500    Branch office             September 1998
Poughkeepsie, New York.........   1,000    Branch office             July 1997
Cary, North Carolina...........   9,500    Branch office             December 1999
Charlotte, North Carolina......   2,200    Branch office             March 1997
Irving, Texas..................   5,500    Branch office             June 1998

     The Company owns each of its domestic IT call centers and anticipates that additional IT call centers will be required due to growth and expansion. Facilities formerly used as the Company's headquarters in Charlotte, North Carolina are leased through October 2004 and are currently subleased to third parties through June 1999.

ITEM 3 -- LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation incidental to its business. In the opinion of management, no litigation to which the Company currently is a party is likely to have a materially adverse effect on the Company's results of operations or financial condition, if decided adversely to the Company.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security-holders during the fourth quarter of the year covered by this report.

                                    PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The information called for by this Item is contained in the Company's Annual Report, and is incorporated herein by reference.

ITEM 6 -- SELECTED FINANCIAL DATA

     The information called for by this Item is contained in the Company's Annual Report, and is incorporated herein by reference.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information called for by this Item is contained in the Company's Annual Report, and is incorporated herein by reference.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item is contained in the Company's Annual Report, and is incorporated herein by reference.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this Item, with respect to Directors, is contained in the Company's Proxy Statement pertaining to the 1997 Annual Meeting of Shareholders, and is incorporated herein by reference. The information called for by this Item, with respect to Executive Officers, is set forth in Item 1 of this report under the caption "Executive Officers of the Registrant."

ITEM 11 -- EXECUTIVE COMPENSATION

     The information called for by this Item is contained in the Company's Proxy Statement pertaining to the 1997 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this Item is contained in the Company's Proxy Statement pertaining to the 1997 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item is contained in the Company's Proxy Statement pertaining to the 1997 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Consolidated Financial Statements

         - Report of Independent Certified Public Accountants.

         The following information is contained in the Company's Annual Report, and is incorporated herein by reference:

         - Consolidated Balance Sheets as of December 31, 1995 and 1996.

         - Consolidated Statements of Operations for the Year Ended July 31, 1994, the Five Months Ended December 31, 1994 and the Years Ended December 31, 1995 and 1996.

         - Consolidated Statements of Changes in Shareholders' Equity for the Year Ended July 31, 1994, the Five Months Ended December 31, 1994 and the Years Ended December 31, 1995 and 1996.

         - Consolidated Statements of Cash Flows for the Year Ended July 31, 1994, the Five Months Ended December 31, 1994 and the Years Ended December 31, 1995 and 1996.

         - Notes to Consolidated Financial Statements.

     (a)(2) Financial Statement Schedules

         - Report of Independent Accountants

         Schedule II -- Valuation and Qualifying Accounts

     (a)(3) Exhibits

         The following documents are filed as exhibits to this report:

          EXHIBIT
          NUMBER                             EXHIBIT DESCRIPTION
          -------                            -------------------
           2.1       --  Articles of Merger between Sykes Enterprises, Incorporated, a North Carolina corporation, and Sykes Enterprises,
                         Incorporated, a Florida corporation, dated March 1, 1996.(1)
           2.2       --  Articles of Merger between Sykes Enterprises, Incorporated and Sykes Realty, Inc.(1)
           2.3       --  Stock Purchase Agreement dated July 1, 1996 among Sykes
                         Enterprises, Incorporated and Johan Holm, Arne Weinz and
                         Norhold Invest AB.(2)
           2.4       --  Stock Purchase Agreement dated August 30, 1996 among Sykes
                         Enterprises, Incorporated and Gordon H. Kraft.(3)
           2.5       --  Merger Agreement dated as of January 10, 1997 among Sykes
                         Enterprises, Incorporated, Info Systems of North Carolina,
                         Inc. and ISNC Acquisition Co. The schedules and Exhibit to this document are not being filed herewith. Sykes
                         Enterprises, Incorporated agrees to furnish supplementally a copy of such schedules to the Securities and Exchange
                         Commission upon request.(4)
           3.1       --  Articles of Incorporation of Sykes Enterprises,
                         Incorporated.(1)
           3.2       --  Bylaws of Sykes Enterprises, Incorporated, as amended.(1)
           4.1       --  Specimen certificate for the Common Stock of Sykes
                         Enterprises, Incorporated.(1)
          10.1       --  Loan Agreement between NationsBank, N.A. and Sykes
                         Enterprises, Incorporated dated as of December 31, 1996.
          10.2       --  Employment Agreement dated as of January 1, 1996 between
                         John H. Sykes and Sykes Enterprises, Incorporated.(1)
          10.3       --  Form of Employment Agreement between executive officers and
                         Sykes Enterprises, Incorporated.(1)
          10.4       --  Stock Option Agreement between Sykes Enterprises,
                         Incorporated and David E. Garner dated as of December 31,
                         1995.(1)
          10.5       --  1996 Employee Stock Option Plan.(1)
          10.6       --  1996 Non-Employee Director Stock Option Plan.(1)
          10.7       --  1996 Non-Employee Directors' Fee Plan.(1)
          10.8       --  Form of Split Dollar Plan Documents.(1)
          10.9       --  Form of Split Dollar Agreement.(1)

          EXHIBIT
          NUMBER                             EXHIBIT DESCRIPTION
          -------                            -------------------
          10.10      --  Form of Indemnity Agreement between directors and executive officers and Sykes Enterprises, Incorporated.(1)
          10.11      --  Aircraft Lease Agreement between JHS Leasing of Tampa, Inc.
                         as lessor and Sykes Enterprises, Incorporated as lessee,
                         dated December 1, 1995.(1)
          10.12      --  Single Tenant Property Lease Agreement between Sykes
                         Investments as landlord and Sykes Enterprises, Incorporated as tenant dated October 31, 1989, for building in Charlotte,
                         North Carolina(1)
          10.13      --  Tax Indemnification Agreement between Sykes Enterprises,
                         Incorporated and John H. Sykes.(1)
          10.14      --  Consultant Agreement between Sykes Enterprises, Incorporated and E.J. Milani Consulting Corp. dated April 1, 1996.(1)
          10.15      --  Registration Rights Agreement among Sykes Enterprises,
                         Incorporated and Johan Holm, Arne Weinz and Norhold Invest
                         AB dated July 16, 1996.(2)
          10.16      --  Registration Rights Agreement between Sykes Enterprises,
                         Incorporated and Gordon H. Kraft dated August 30, 1996.(3)
          13.1       --  1996 Sykes Enterprises, Incorporated Annual Report.
          21.1       --  List of subsidiaries of Sykes Enterprises, Incorporated.(5)
          23.2       --  Consent of Coopers & Lybrand L.L.P.
          24.1       --  Power of Attorney relating to subsequent amendments
                         (included on the signature page of this report).
          27.1       --  Financial Data Schedule (for SEC use only).

---------------

(1) Filed as the same numbered Exhibit to Registration No. 333-2324 and incorporated herein by reference.
(2) Filed as an Exhibit to the Registrant's Form 8-K dated July 31, 1996 and incorporated herein by reference.
(3) Filed as an Exhibit to the Registrant's Form 8-K dated September 16, 1996 and incorporated herein by reference.
(4) Included as Appendix A to the Proxy Statement/Prospectus contained in Registration No. 333-20465.
(5) Filed as the same numbered Exhibit to Registration No. 333-20465 and incorporated herein by reference.

     (b) Reports on Form 8-K

     No Reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 26th day of March, 1997.

                                          SYKES ENTERPRISES, INCORPORATED
                                          (Registrant)

                                          By:      /s/ SCOTT J. BENDERT
                                            ------------------------------------
                                                      Scott J. Bendert
                                             Vice President-Finance, Treasurer
                                                and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints Scott Bendert and John Crites and each of them individually, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, may lawfully do or cause to be done by virtue hereof.

                   SIGNATURE                                       TITLE                        DATE
                   ---------                                       -----                        ----

               /s/ JOHN H. SYKES                    Chairman of the Board, President,      March 26, 1997
------------------------------------------------      Chief Executive Officer and
                 John H. Sykes                        Director (Principal Executive
                                                      Officer)

              /s/ SCOTT J. BENDERT                  Vice President -- Finance, Chief       March 26, 1997
------------------------------------------------      Financial Officer and Treasurer
                Scott J. Bendert                      (Principal Financial and
                                                      Accounting Officer)

              /s/ DAVID E. GARNER                   Director                               March 26, 1997
------------------------------------------------
                David E. Garner

            /s/ JOHN D. GANNETT, JR.                Director                               March 26, 1997
------------------------------------------------
              John D. Gannett, Jr.

         /s/ FURMAN P. BODENHEIMER, JR.             Director                               March 26, 1997
------------------------------------------------
           Furman P. Bodenheimer, Jr.

               /s/ H. PARKS HELMS                   Director                               March 26, 1997
------------------------------------------------
                 H. Parks Helms

              /s/ GORDON H. LOETZ                   Director                               March 26, 1997
------------------------------------------------
                Gordon H. Loetz

              /s/ ERNEST J. MILANI                  Director                               March 26, 1997
------------------------------------------------
                Ernest J. Milani

              /s/ R. JAMES STROKER                  Director                               March 26, 1997
------------------------------------------------
                R. James Stroker

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Sykes Enterprises, Incorporated:

     We have audited the consolidated balance sheets of Sykes Enterprises, Incorporated and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended July 31, 1994, the five months ended December 31, 1994, and the years ended December 31, 1995 and 1996, which financial statements are included on pages 21 through 36 of the 1996 Sykes Enterprises, Incorporated Annual Report and incorporated by reference herein. We have also audited the financial statement schedule on page 16 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sykes Enterprises, Incorporated and subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for the year ended July 31, 1994, the five months ended December 31, 1994, and the years ended December 31, 1995 and 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Tampa, Florida
February 14, 1997

                        SYKES ENTERPRISES, INCORPORATED

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
       YEAR ENDED JULY 31, 1994, THE FIVE MONTHS ENDED DECEMBER 31, 1994,
                 AND THE YEARS ENDED DECEMBER 31, 1995 AND 1996

                                                                ADDITIONAL
                                                  BEGINNING   CHARGE TO COST                    ENDING
                                                   BALANCE     AND EXPENSES    DEDUCTIONS(1)   BALANCE
                                                  ---------   --------------   -------------   --------
Year ended July 31, 1994
  Allowance for doubtful accounts...............  $225,677       $ 24,776        $     --      $250,453
Five months ended December 31, 1994
  Allowance for doubtful accounts...............   250,453         36,871          94,928       192,396
Year ended December 31, 1995
  Allowance for doubtful accounts...............   192,396        132,572         120,571       204,397
Year ended December 31, 1996
  Allowance for doubtful accounts...............   204,397          7,074          91,471       120,000

---------------

(1) Write-offs and recoveries

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
 2.1       --  Articles of Merger between Sykes Enterprises, Incorporated, a North Carolina corporation, and Sykes Enterprises,
               Incorporated, a Florida corporation, dated March 1, 1996.(1)
 2.2       --  Articles of Merger between Sykes Enterprises, Incorporated and Sykes Realty, Inc.(1)
 2.3       --  Stock Purchase Agreement dated July 1, 1996 among Sykes
               Enterprises, Incorporated and Johan Holm, Arne Weinz and
               Norhold Invest AB.(2)
 2.4       --  Stock Purchase Agreement dated August 30, 1996 among Sykes
               Enterprises, Incorporated and Gordon H. Kraft.(3)
 2.5       --  Merger Agreement dated as of January 10, 1997 among Sykes
               Enterprises, Incorporated, Info Systems of North Carolina,
               Inc. and ISNC Acquisition Co. The schedules and Exhibit to this document are not being filed herewith. Sykes
               Enterprises, Incorporated agrees to furnish supplementally a copy of such schedules to the Securities and Exchange
               Commission upon request.(4)
 3.1       --  Articles of Incorporation of Sykes Enterprises,
               Incorporated.(1)
 3.2       --  Bylaws of Sykes Enterprises, Incorporated, as amended.(1)
 4.1       --  Specimen certificate for the Common Stock of Sykes
               Enterprises, Incorporated.(1)
10.1       --  Loan Agreement between NationsBank, N.A. and Sykes
               Enterprises, Incorporated dated as of December 31, 1996.
10.2       --  Employment Agreement dated as of January 1, 1996 between
               John H. Sykes and Sykes Enterprises, Incorporated.(1)
10.3       --  Form of Employment Agreement between executive officers and
               Sykes Enterprises, Incorporated.(1)
10.4       --  Stock Option Agreement between Sykes Enterprises,
               Incorporated and David E. Garner dated as of December 31,
               1995.(1)
10.5       --  1996 Employee Stock Option Plan.(1)
10.6       --  1996 Non-Employee Director Stock Option Plan.(1)
10.7       --  1996 Non-Employee Directors' Fee Plan.(1)
10.8       --  Form of Split Dollar Plan Documents.(1)
10.9       --  Form of Split Dollar Agreement.(1)
10.10      --  Form of Indemnity Agreement between directors and executive officers and Sykes Enterprises, Incorporated.(1)
10.11      --  Aircraft Lease Agreement between JHS Leasing of Tampa, Inc.
               as lessor and Sykes Enterprises, Incorporated as lessee,
               dated December 1, 1995.(1)
10.12      --  Single Tenant Property Lease Agreement between Sykes
               Investments as landlord and Sykes Enterprises, Incorporated as tenant dated October 31, 1989, for building in Charlotte,
               North Carolina.(1)
10.13      --  Tax Indemnification Agreement between Sykes Enterprises,
               Incorporated and John H. Sykes.(1)
10.14      --  Consultant Agreement between Sykes Enterprises, Incorporated and E.J. Milani Consulting Corp. dated April 1, 1996.(1)
10.15      --  Registration Rights Agreement among Sykes Enterprises,
               Incorporated and Johan Holm, Arne Weinz and Norhold Invest
               AB dated July 16, 1996.(2)
10.16      --  Registration Rights Agreement between Sykes Enterprises,
               Incorporated and Gordon H. Kraft dated August 30, 1996.(3)

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
13.1       --  1996 Sykes Enterprises, Incorporated Annual Report.
21.1       --  List of subsidiaries of Sykes Enterprises, Incorporated.(5)
23.2       --  Consent of Coopers & Lybrand L.L.P.
24.1       --  Power of Attorney relating to subsequent amendments
               (included on the signature page of this report).
27.1       --  Financial Data Schedule (for SEC use only).

---------------

(1) Filed as the same numbered Exhibit to Registration No. 333-2324 and incorporated herein by reference.
(2) Filed as an Exhibit to the Registrant's Form 8-K dated July 31, 1996 and incorporated herein by reference.
(3) Filed as an Exhibit to the Registrant's Form 8-K dated September 16, 1996 and incorporated herein by reference.
(4) Included as Appendix A to the Proxy Statement/Prospectus contained in Registration No. 333-20465.
(5) Filed as the same numbered Exhibit to Registration No. 333-20465 and incorporated herein by reference.