Form 10-Q
period 1997-03-30
SYKES ENTERPRISES INC
filed 1997-05-08
CIK 1010612

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   (Mark One)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended     March 30, 1997

   [ ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to __________________


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

   Common Stock, $0.01 Par Value, 22,660,261 shares as of May 1, 1997

   The Exhibit Index Appears on Page _11_

   PART I
   Item 1 - Financial Statements

                         SYKES ENTERPRISES, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                        December 31,           March 30,
                                           1996                   1997
   ASSETS                                                      (Unaudited)

   Current assets
    Cash and cash equivalents  . . .      $89,205,758         $90,281,388
    Receivables, including unbilled        33,275,531          35,342,759
    Prepaid expenses and other
       current assets  . . . . . . .        2,220,769           3,150,688
                                        -------------        ------------
         Total current assets  . . .      124,702,058         128,774,835

   Property and equipment, net . . .       38,535,585          38,570,905

   Deferred charges and other
     assets  . . . . . . . . . . . .         589,968            2,311,633
                                        -------------        ------------
                                        $163,827,611         $169,657,373
                                        =============        ============

   LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities
     Current installments of long-term
       debt  . . . . . . . . . . . .      $     -                 $30,888
     Accounts payable  . . . . . . .        3,957,741           1,876,761
     Accrued employee compensation and
       benefits  . . . . . . . . . .        7,100,279           9,832,086
     Income taxes payable  . . . . .             -              2,405,158
     Other accrued expenses and current
       liabilities . . . . . . . . .        2,901,158           2,231,607
                                         ------------        ------------
         Total current liabilities .       13,959,178          16,376,500

   Long-term debt  . . . . . . . . .          225,835             237,071
   Deferred income taxes . . . . . .        3,236,000           3,154,000
   Deferred grants . . . . . . . . .       11,669,273          11,468,230

   Commitments and contingencies (Note 1)

   Shareholders' equity
     Preferred stock, $0.01
       par value, 10,000,000 shares
       authorized; no shares issued
       and outstanding . . . . . . .             -                   -
     Common stock, $0.01 par value;
       50,000,000 shares authorized;
       21,893,818 issued and
       outstanding . . . . . . . . .          218,938             218,938
     Additional paid-in capital  . .      121,287,757         121,287,757
     Retained earnings . . . . . . .       13,267,885          17,289,411
     Accumulated foreign currency
       translation adjustments . . .          (37,255)           (374,534)
                                         ------------        ------------
         Total shareholders' equity       134,737,325         138,421,572
                                         ------------        ------------
                                         $163,827,611        $169,657,373
                                         ============        ============

           See accompanying notes to consolidated financial statements

                        SYKES ENTERPRISES, INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
              Three Months Ended March 31, 1996 and March 30, 1997
                                   (Unaudited)


                                           1996                 1997

   Revenues  . . . . . . . . . . . .      $25,955,230         $38,245,569
                                         ------------         -----------
   Operating expenses
    Direct salaries and related
      costs  . . . . . . . . . . . .       14,841,999          21,571,773
    General and administrative . . .        8,203,269          11,086,565
                                         ------------         -----------
       Total operating expenses  . .       23,045,268          32,658,338
                                         ------------         -----------
   Income from operations  . . . . .        2,909,962           5,587,231

   Other income (expense)
     Interest  . . . . . . . . . . .         (295,292)            686,769
     Other . . . . . . . . . . . . .            4,144               9,527
                                          -----------         -----------
       Total other income (expense)          (291,148)            696,296
                                          -----------         -----------
   Income before income taxes  . . .        2,618,814           6,283,527
   Provision for income taxes  . . .        1,020,121           2,262,000
                                          -----------         -----------
   Net income before dividends . . .        1,598,693           4,021,527

   Preferred stock dividends . . . .           23,671                   -
                                          -----------       -------------
   Net income applicable to common
     shareholders  . . . . . . . . .       $1,575,022          $4,021,527
                                          ===========       =============
   Pro forma income data:

   Income before income taxes  . . .       $2,618,814

   Pro forma provision for income
     taxes relating to S corporation           43,000
   Actual provision for income taxes        1,020,121
                                          -----------
     Total provision and pro forma
       provision for income taxes  .        1,063,121
                                          -----------
   Pro forma net income applicable to
     common shareholders . . . . . .        1,555,693

   Preferred stock dividends . . . .           23,671
                                          -----------
   Pro forma net income applicable to
     common shareholders . . . . . .       $1,532,022
                                          ===========
   Pro forma net income per share
     (actual for 1997) . . . . . . .            $0.09               $0.18
                                          ===========        ============
   Pro forma weighted average common
     and common equivalent shares
     outstanding  . . . . . . . . . .      16,873,982          22,611,319

         See accompanying notes to consolidated financial statements

                         SYKES ENTERPRISES, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Three Months Ended March 31, 1996 and March 30, 1997
                                   (Unaudited)


                                             1996                1997
   Cash flows from operating activities:
    Net income . . . . . . . . . . .       $1,598,693          $4,021,527
    Depreciation and amortization  .        1,136,152           1,895,004
    Deferred income taxes  . . . . .            -                 (82,000)
    Loss (gain) on disposal of
       property and equipment  . . .             (990)              1,700
    Changes in assets and liabilities:
       Receivables, including
         unbilled  . . . . . . . . .       (4,332,844)         (1,881,746)
       Refundable income taxes . . .           27,854            (173,209)
       Prepaid expenses and other current
         assets  . . . . . . . . . .         (498,463)         (1,030,713)
       Deferred charges and other
         assets  . . . . . . . . . .           75,246            (153,057)
       Accounts payable  . . . . . .       (1,048,476)         (2,088,930)
       Accrued employee compensation
          and benefits . . . . . . .       (1,020,786)          2,731,807
       Income taxes payable  . . . .          333,374           2,405,158
       Other accrued expenses and current
          liabilities  . . . . . . .          (75,673)           (628,525)
                                          -----------        ------------
       Net cash provided by (used for)
          operating activities . . .       (3,805,913)          5,017,016
                                          -----------        ------------

   Cash flows from investing activities:
     Capital expenditures  . . . . .       (4,675,578)         (1,843,698)
     Acquisition of business . . . .            -              (1,800,000)
     Proceeds from sale of property
       and equipment . . . . . . . .          140,990               3,854
                                         ------------        ------------
         Net cash used for investing
           activities  . . . . . . .       (4,534,588)         (3,639,844)
                                         ------------        ------------
   Cash flows from financing activities:
     Paydowns under revolving line of
       credit agreements . . . . . .       (7,345,109)               -
     Borrowings under revolving line of
       credit agreements . . . . . .       14,685,327                -
    Proceeds from grants . . . . . .        1,976,072              43,097
    Payment of long-term debt  . . .         (695,362)             (7,360)
    Dividends paid . . . . . . . . .         (330,037)               -
                                          -----------         -----------
       Net cash provided by financing
         activities  . . . . . . . .        8,290,891              35,737
                                          -----------         -----------
   Adjustment for foreign currency
     translation . . . . . . . . . .           92,891            (337,279)
                                          -----------         -----------
   Net increase in cash and cash
     equivalents . . . . . . . . . .           43,281           1,075,630

   Cash and cash equivalents -
     beginning . . . . . . . . . . .        2,602,480          89,205,758
                                          -----------         -----------
   Cash and cash equivalents -
   ending  . . . . . . . . . . . . .       $2,645,761         $90,281,388
                                          ===========         ===========

          See accompanying notes to consolidated financial statements

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Three Months Ended March 31, 1996 and March 30, 1997
                                   (Unaudited)


   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 1996 included in the Company's Form 10-K dated December 31, 1996 as filed with the United States Securities and Exchange Commission on March 31, 1997.

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

   Note 1 - Commitments and Contingencies

   The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company's future financial position.

   Note 2 - Earnings Per Share

   Primary earnings per share are based on the weighted average number of common shares and common share equivalents outstanding during the periods and assumes, (i) that the redeemable preferred stock was converted at the beginning of the 1996 period, or date of issuance, if later, and (ii) that earnings were increased for preferred dividends that would not have been incurred had conversion taken place. Common share equivalents include, when applicable, dilutive stock options using the treasury stock method.

   Fully diluted earnings per share assumes, in addition to the above, the additional dilutive effect of stock options.

   The numbers of shares used in the earnings per share computation are as follows:

                                                  Three Months Ended
                                                March 31,      March 30,
                                                   1996          1997

   Primary
    Weighted average common outstanding         15,951,819     21,893,818
    Conversion of preferred stock  . . .           448,029          -
    Stock options  . . . . . . . . . . .           474,134        717,501
                                                ----------     ----------
   Total primary . . . . . . . . . . . .        16,873,982     22,611,319

   Fully Diluted
     Additional dilution of stock options            -              -
                                                ----------     ----------
   Total fully diluted . . . . . . . . .        16,873,982     22,611,319
                                                ==========     ==========


   The Company is required to adopt Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" for periods ending after December 15, 1997. The Company has not calculated the impact, if any, SFAS No. 128 will have on the earnings per share calculation contained in the Company's consolidated financial statements.

   Note 3 - Acquisitions

   Effective January 1, 1997, the Company acquired all of the common stock of Traffic, N.V. ("Traffic") of Brussels, Belgium, and certain other assets, for approximately $1.8 million in cash. Traffic specializes in foreign language translation and multi-media documentation development. The transaction was accounted for under the purchase method of accounting and pro forma information for the comparable three month period is not presented, as the operating results are not material to the Company's consolidated operations.

   Note 4 - Stock Options

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Therefore, no compensation expense has been recognized for stock options granted under its plans for the periods presented. If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by SFAS No. 123, net income and earnings per share, for the three months ended

   March 30, 1997, would have been reduced by approximately $731,000 and $0.03, respectively. The effect of SFAS No. 123 would not have any reduction of net income or earnings per share for the three months ended March 31, 1996. The pro forma amounts were determined using the Black Scholes valuation model with the following key assumptions: (i) a discount rate of 6%; (ii) a volatility factor initially based upon the average trading price since the Company's common stock has traded on the Nasdaq National Market; (iii) no dividend yield; and (iv) an average expected option life of approximately 3.5 years.

   Note 5 - Subsequent Event

   Effective March 31, 1997 the Company acquired Info Systems of N.C., Inc. ("ISI") for approximately 766,000 shares of the Company's common stock. ISI is a provider of information management solutions for the manufacturing, distribution and retail industries. The transaction will be accounted for under the pooling-of-interests method of accounting.

   Pro forma unaudited information for the periods are presented in the chart that follows:

                                                    Three Months Ended
                                                  March 31,      March 30,
                                                    1996            1997
                                                  ($ in thousands except
                                                      per share data)

   Revenues  . . . . . . . . . . . . . .         $  31,228      $  45,268
   Net income  . . . . . . . . . . . . .         $   1,324      $   4,067
   Net income per share  . . . . . . . .         $    0.08      $    0.18

   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following should be read in conjunction with the Sykes Enterprises, Incorporated Consolidated Financial Statements, including the notes thereto. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis.

   Financial Condition

   Management considers liquidity to be the Company's ability to generate adequate cash to meet its short and long-term business needs. The principal internal source of such cash is the Company's operations while the primary external source is the issuance of equity securities and credit borrowings.

   During the three month period ended March 30, 1997, the Company generated approximately $5 million in cash, net, from operations, which increased the Company's cash position, and funded the purchase of approximately $1.9 million of capital equipment and $1.8 million to acquire a company as discussed further below. The capital expenditures, which were comprised primarily of computer and telephone equipment and furniture, were purchased pursuant to the continued growth within the technical support business and the associated increase in call volume capacity within the United States and Europe. The Company has recently announced commencement of construction of its eighth domestic call center (eleventh total) and anticipates this new facility will become operational during the third quarter of 1997. Pursuant to contractual terms, the Company will receive a package of incentives associated with this center consistent with those previously obtained. As a continued result of the increased demand for the Company's services, it is estimated that 1997 capital expenditures will approximate $18 million, which includes two additional technical call centers (which would bring the Company's total to thirteen) anticipated to be constructed later in the year.

   Effective January 1, 1997, the Company acquired all of the common stock of Traffic N.V. ("Traffic") of Brussels, Belgium and certain other assets, for $1.8 million in cash. Traffic specializes in foreign language translation and multi-media documentation development. The transaction was accounted for under the purchase method of accounting. Pro forma information for the comparable 1996 period is not presented as the operating results are not material to the Company's consolidated operations. In addition, subsequent to the end of the quarter, the Company completed its acquisition of Info Systems of North Carolina, Inc. for a purchase price of approximately 766,000 shares of common stock.
   This acquisition increased the Company's sophisticated information technology capabilities and provides further enhancement of the industries and customer base in which SEi markets its technical support services.
   The acquisition was accounted for using the pooling-of-interests method of accounting. The Company anticipates that the integration of the acquisitions will require additional financial resources, including the potential for additional capital expenditures as projected above for the 1997 year. However, the Company does not believe the resources required will be significant to the overall operations of the consolidated organization.

   The Company believes that its cash position, combined with cash flows from current and future operations and available funds under its credit facilities, will be adequate to meet its capital requirements for the foreseeable future.

   Results of Operations

   For the three months ended March 30, 1997, the Company posted consolidated revenues of $38.2 million, an increase of approximately $12.2 million, or 47%, from the $26 million of the comparable period of the previous year. This growth in revenues was the result of an approximate $10.9 million increase in revenues within technical support services, and occurred primarily from the investments in call centers and capital equipment the Company has made and the resultant increase in call volumes from clients. During 1996, the Company opened three new call centers that were fully operational and provided additional revenues throughout the 1997 quarter. In addition, during the three months of 1997, the Company recognized revenue increases of approximately $1.3 million in information services and solutions when compared to the first quarter of 1996. This increase was primarily the result of increased hours and an increase in average rates billed to clients.

   Direct salaries and related costs increased approximately $6.7 million to $21.6 million, or 45%, in the three month period in 1997, from $14.8 million in the comparable period in 1996. As a percentage of revenues, however, direct salaries and related costs decreased to approximately 56% in the 1997 quarter from approximately 57% from the same quarter in 1996. The increase in the amount of direct salaries and related costs was directly attributable to the addition of personnel to support revenue growth. The decrease as a percentage of revenues resulted from economies of scale associated with spreading costs over a larger revenue base.

   General and administrative expenses increased approximately $2.8 million to $11.1 million, or 35%, in the 1997 period, from $8.2 million during the same period in 1996. The increase in the amount of general and administrative expenses was primarily attributable to the addition of management, sales and administrative personnel to support the Company's growth, and the increase in depreciation expense associated with facility and capital equipment expenditures incurred primarily in connection with the technical support call centers.

   Interest and other income increased to $0.7 million during the first quarter of 1997 from interest and other expense of $0.3 million during the comparable 1996 period. As a percentage of revenues, interest and other income was approximately 2% in 1997 from interest and other expense of 1% in 1996. The increase was attributable to growth in the Company's cash position as a result of public offerings completed subsequent to the first quarter of 1996. During 1996, the Company repaid all amounts outstanding under bank borrowing arrangements and invested the remaining net proceeds of the offerings in short term investment grade securities and money market instruments.

   The provision for income taxes increased to $2.3 million in the first quarter of 1997 from $1.1 million in 1996, however, as a percentage of income before income taxes, decreased to 36% during the 1997 period when contrasted to approximately 41% for the comparable 1996 period. This reduction in the Company's effective tax rate is due to the recognition of tax-exempt interest income earned and nondeductible expenses as a lower percentage of a larger income before income tax base in 1997 as compared to 1996.

   Part II - OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K

   (a)  Exhibits

        The following document is filed as an exhibit to this Report:

             2.6 Stock Purchase Agreement dated March 28, 1997 among Sykes Enterprises, Incorporated, Sykes Holdings of Belgium, B.V.B.A., Cycle B.V.B.A., and Michael McMahon.

             27.1 Financial Data Schedule


   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended March 30, 1997.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SYKES ENTERPRISES, INCORPORATED
                                 (Registrant)



   Date:  May 8, 1997            By: /s/Scott J. Bendert

                                 Scott J. Bendert
                                 Vice President-Finance
                                 and Treasurer
                                 (Principal Financial and
                                 Accounting Officer)

                         SYKES ENTERPRISES, INCORPORATED

                                    FORM 10-Q
                   (For the Three Months Ended March 30, 1997)


                                  EXHIBIT INDEX

   EXHIBIT                                                          PAGE
   NUMBER                                                           NUMBER

    2.6 Stock Purchase Agreement dated March 28, 1997 among Sykes Enterprises, Incorporated, Sykes Holdings of Belgium, B.V.B.A., Cycle B.V.B.A.
                  and Michael McMahon. . . . . . . . . . . . . . . .

   27.1           Financial Data Schedule. . . . . . . . . . . . . .