Form 10-Q
period 1997-06-29
SYKES ENTERPRISES INC
filed 1997-08-18
CIK 1010612

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended          June 29, 1997

   [ ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ______________ to ______________

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

   Common Stock, $0.01 Par Value, 34,929,874 shares as of July 30, 1997

                                    PART I
    Item 1 - Financial Statements



                       SYKES ENTERPRISES, INCORPORATED
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                              December 31,     June 29,

                                                  1996           1997
    ASSETS

    Current assets

     Cash and cash equivalents  . . . . . .   $89,651,848    $83,211,456
     Receivables, including unbilled . . . 40,547,601 45,864,758 Prepaid expenses and other current
         assets . . . . . . . . . . . . . .     2,241,213      3,475,730
                                              -----------    -----------
      Total current assets  . . . . . . . .   132,440,662    132,551,944


    Property and equipment, net . . . . . .    40,598,225     42,234,407
    Marketable securities . . . . . . . . .           -       11,200,000
    Deferred charges and other assets . . .       929,223      2,329,413
                                              -----------    -----------
                                             $173,968,110   $188,315,764
                                              ===========    ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY

    Current liabilities

     Current installments of long-term debt    $1,514,199       $246,662
     Accounts payable . . . . . . . . . . .     5,696,603      8,472,972
     Accrued employee compensation and
         benefits . . . . . . . . . . . . .     9,523,951      9,794,756
     Other accrued expenses and current
         liabilities  . . . . . . . . . . .     4,488,417      3,698,462
                                              -----------    -----------
      Total current liabilities . . . . . .    21,223,170     22,212,852


    Long-term debt  . . . . . . . . . . . .     1,251,079        602,321
    Deferred income taxes . . . . . . . . .     3,910,000      5,523,357
    Deferred grants . . . . . . . . . . . .    11,669,273     11,483,870


    Commitments and contingencies (Note 1)

    Shareholders' equity

     Preferred stock, $0.01 par value,
         10,000,000 shares authorized; no
         shares issued and outstanding  . .           -              -

     Common stock, $0.01 par value;
         200,000,000 shares authorized;
         34,740,392 and 34,929,874 issued
         and outstanding  . . . . . . . . .       347,404        349,299
     Additional paid-in capital . . . . . .   124,829,417    127,004,905
     Retained earnings  . . . . . . . . . .    10,769,679     19,731,485
     Accumulated foreign currency
         translation adjustments  . . . . .       (31,912)      (552,325)
     Unrealized gain on securities, net of
         taxes  . . . . . . . . . . . . . .           -        1,960,000
                                              -----------    -----------
       Total shareholders' equity . . . . .   135,914,588    148,493,364
                                              -----------    -----------
                                             $173,968,110   $188,315,764
                                              ===========    ===========


    See accompanying notes to consolidated financial statements

                                      SYKES ENTERPRISES, INCORPORATED
                                      CONSOLIDATED STATEMENTS OF INCOME
                         Six and Three Months Ended June 30, 1996 and June 29, 1997
                                                 (Unaudited)

                                                 Six Months Ended               Three Months Ended

                                             June 30,        June 29,        June 30,        June 29,
                                               1996            1997            1996            1997

    Revenues  . . . . . . . . . . . . .     $66,723,824     $95,134,724     $33,846,602     $48,492,158
                                             ----------      ----------      ----------      ----------
    Operating expenses
     Direct salaries and related costs       39,837,206      55,052,489      20,351,301      27,855,487
     General and administrative . . . .      21,166,667      27,803,156      10,564,077      14,046,901
                                             ----------      ----------      ----------      ----------
      Total operating expenses  . . . .      61,003,873      82,855,645      30,915,378      41,902,388
                                             ----------      ----------      ----------      ----------
    Income from operations  . . . . . .       5,719,951      12,279,079       2,931,224       6,589,770

    Other income (expense)
     Interest . . . . . . . . . . . . .        (387,610)      1,474,637         (27,363)        826,486
     Other  . . . . . . . . . . . . . .         101,725          74,090          94,544          50,345
                                             ----------      ----------      ----------      ----------
      Total other income (expense)  . .        (285,885)      1,548,727          67,181         876,831
                                             ----------      ----------      ----------      ----------

    Income before income taxes  . . . .       5,434,066      13,827,806       2,998,405       7,466,601
    Provision for income taxes  . . . .       2,020,027       4,866,000       1,138,691       2,573,000
                                             ----------      ----------      ----------      ----------
    Net income before dividends . . . .       3,414,039       8,961,806       1,859,714       4,893,601


    Preferred stock dividends . . . . .          47,342             -            23,671            -
                                             ----------      ----------      ----------      ----------

    Net income applicable to common
         shareholders . . . . . . . . .      $3,366,697      $8,961,806      $1,836,043      $4,893,601
                                             ----------      ----------      ----------      ----------

    Pro forma income data:
    Income before income taxes  . . . .      $5,434,066                      $2,998,405
    Pro forma provision for income taxes
         relating to S corporation  . .          67,000                          24,000
    Actual provision for income taxes .       2,020,027                       1,138,691
                                             ----------
      Total provision and pro forma
         provision for income taxes . .       2,087,027                       1,162,691
                                             ----------                      ----------
    Pro forma net income applicable to
         common shareholders  . . . . .       3,347,039                       1,835,714
    Preferred stock dividends . . . . .          47,342                          23,671
                                             ----------                      ----------

    Pro forma net income applicable to
         common shareholders  . . . . .      $3,299,697                      $1,812,043
                                             ===========                     ===========

    Pro forma net income per share
         (actual for 1997)  . . . . . .           $0.11           $0.25           $0.06           $0.14
                                                  =====           =====           =====           =====



    Pro forma weighted average common
         and common equivalent shares
         outstanding  . . . . . . . . .      29,359,472      35,898,086      31,508,304      35,979,530




    See accompanying notes to consolidated financial statements

                          SYKES ENTERPRISES, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Six Months Ended June 30, 1996 and June 29, 1997
                                   (Unaudited)

                                                        1996          1997
  Cash flows from operating activities

   Net income . . . . . . . . . . . . . . . . . .    $3,366,697     $8,961,806
   Depreciation and amortization  . . . . . . . .     2,687,947      4,440,223
   Deferred income taxes  . . . . . . . . . . . .           -          (49,000)
   Gain on disposal of property and equipment . .        (6,590)       (88,972)
   Changes in assets and liabilities
    Receivables, including unbilled . . . . . . .    (5,513,372)    (4,889,045)
    Prepaid expenses and other current assets . .      (179,950)    (1,234,516)
    Deferred charges and other assets . . . . . .      (439,712)        (9,320)
    Accounts payable  . . . . . . . . . . . . . .    (2,537,863)     2,776,369
    Accrued employee compensation and benefits  .       341,447        270,805
    Other accrued expenses and current
       liabilities  . . . . . . . . . . . . . . .     2,191,421       (789,956)
                                                      ---------      ---------
     Net cash provided by (used for) operating
       activities . . . . . . . . . . . . . . . .       (89,975)     9,388,394
                                                      ---------      ---------
  Cash flows from investing activities
   Capital expenditures . . . . . . . . . . . . .    (6,993,604)    (6,084,958)
   Investment in marketable securities  . . . . .           -       (8,000,000)
   Acquisition of business  . . . . . . . . . . .           -       (1,800,000)
   Proceeds from sale of property and equipment .       146,590        161,727
                                                     ----------    -----------
     Net cash used for investing activities . . .    (6,847,014)   (15,723,231)
                                                     ----------    -----------
  Cash flows from financing activities
   Paydowns under revolving line of credit          (83,486,569)   (72,441,000)
       agreements . . . . . . . . . . . . . . . .
   Borrowings under revolving line of credit         84,063,833     72,441,000
       agreements . . . . . . . . . . . . . . . .
   Proceeds from issuance of stock  . . . . . . .    39,338,944      2,127,710
   Proceeds from grants . . . . . . . . . . . . .     1,957,376        201,613
   Payment of long-term debt  . . . . . . . . . .    (9,379,061)    (1,916,295)
   Dividends paid . . . . . . . . . . . . . . . .      (306,364)          -
                                                     ----------     ----------
     Net cash provided by financing activities  .    32,188,159        413,028
                                                     ----------     ----------
  Adjustment for foreign currency translation . .       (85,559)      (518,583)
                                                     ----------     ----------
  Net increase (decrease) in cash and cash
       equivalents  . . . . . . . . . . . . . . .    25,165,611     (6,440,392)

  Cash and cash equivalents - beginning . . . . .     2,631,136     89,651,848
                                                     ----------     ----------
  Cash and cash equivalents - ending  . . . . . .   $27,796,747    $83,211,456
                                                     ==========     ==========

    See accompanying notes to consolidated financial statements

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Six Months Ended June 30, 1996 and June 29, 1997
                                   (Unaudited)


   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 29, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 1996 included in the Company's Form 10-K dated December 31, 1996 as filed with the United States Securities and Exchange Commission on March 31, 1997.

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

   Unless otherwise noted, all information in this Form 10-Q has been adjusted to retroactively reflect the three-for-two stock split in the form of a 50% stock dividend to shareholders of record on May 19, 1997, which was reflected on the Nasdaq National Market on May 29, 1997.

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

   The numbers of shares used in the earnings per share computation are as follows:

                            Six Months Ended        Three Months Ended
                         June 30,    June 29,     June 30,    June 29,
                           1996        1997          1996        1997

   Primary
    Weighted
     average common
     outstanding....... 27,807,687  34,791,338    29,787,981   34,842,285
    Conversion of
     preferred stock...  1,025,988       -           236,559       -
    Stock options......    454,302   1,091,450     1,340,774    1,106,649
                        ----------  ----------    ----------   ----------

   Total primary....... 29,287,977  35,882,788    31,365,314   35,948,934

   Fully Diluted
    Additional
    dilution of
    stock options......     71,495      15,298       142,990        30,596
                        ----------  ----------    ----------    ----------
   Total fully
    diluted............ 29,359,472  35,898,086    31,508,304    35,979,530
                        ==========  ==========    ==========    ==========


   The Company is required to adopt Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" for periods ending after December 15, 1997. The Company has not calculated the impact, if any, SFAS No. 128 will have on the earnings per share calculation contained in the Company's consolidated financial statements.

   Note 3 - Acquisitions and Mergers

   On March 31, 1997, the Company acquired Info Systems of North Carolina, Inc. ("Info Systems") in exchange for approximately 1.1 million shares of the Company's common stock as adjusted for the three-for-two stock split. The Company accounted for the acquisition utilizing the pooling-of-interests method of accounting. Info Systems is engaged in the design, development, licensing and support of information management solutions to the retail, manufacturing and distribution industries. Info Systems employs 160 employees and had 1996 revenues of approximately $25.2 million and an after-tax loss of approximately $2.0 million.

   On June 16, 1997 the Company acquired all of the stock of Telcare Gesellschaft fur Telekommunikations-Mehrwertdieste mbH ("Telcare") of Wilhelmshaven, Germany, in exchange for 750,000 shares of the Company's common stock. The Company accounted for the acquisition utilizing the pooling-of-interests method of accounting. Telcare operates an information technology call center and provides technical product support and service to numerous industries in Germany, and expands the Company's presence in Europe. Telcare employs 160 employees and had 1996 revenues of approximately $6.4 million and after-tax earnings of approximately $282,000.

   The above transactions have been accounted for as pooling-of-interests and, accordingly, the consolidated financial statements for the periods presented have been restated to include the accounts of Info Systems and Telcare.

   Separate results of operations for the periods prior to the acquisition of Telcare and Info Systems are outlined below:


                                           Three Months Ended
                                        March 31,           March 30,
                                          1996                 1997

   Net sales
    Sykes Enterprises,
      Incorporated . . . . . . . . .   25,955,230          38,245,569
    Telcare  . . . . . . . . . . . .    1,649,397           1,404,904
    Info Systems . . . . . . . . . .    5,272,375           7,022,451
                                        ---------          ----------
   Combined  . . . . . . . . . . .     32,877,002          46,672,924
                                        ---------          ----------
   Net income
    Sykes Enterprises, Incorporated     1,598,693           4,021,527
    Telcare  . . . . . . . . . . . .      253,279              42,589
    Info Systems . . . . . . . . . .     (254,466)             46,186
                                        ---------          ----------
   Combined  . . . . . . . . . . .      1,597,506           4,110,302
                                        ---------          ----------
   Other changes in shareholders'
      equity
    Sykes Enterprises, Incorporated       156,989             296,639
    Telcare  . . . . . . . . . . . .           -                  -
    Info Systems . . . . . . . . . .      110,892                 -
                                        ---------          ----------
   Combined  . . . . . . . . . . . .      267,881             296,639
                                        =========          ==========


   Note 4 - Purchase of Marketable Securities

   On May 8, 1997, the Company purchased approximately 1.066 million shares of SystemSoft Corp. common stock in conjunction with a strategic technology exchange agreement between the parties. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the investment is classified as available-for-sale securities and is carried at market value of $11.2 million as of June 29, 1997. The cost basis in the investment is $8 million, and the unrealized gain of $3.2 million, net of deferred income taxes of approximately $1.2 million, is reported as a separate component of shareholders' equity.

   Item 2    -    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

   The following should be read in conjunction with the Sykes Enterprises, Incorporated Consolidated Financial Statements, including the notes thereto. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements as a result of certain of the factors set forth below and elsewhere herein.

   Financial Condition

   Management considers liquidity to be the Company's ability to generate adequate cash to meet its short and long-term business needs. The principal internal source of such cash is the Company's operations while the primary external source is the issuance of equity securities and credit borrowings.

   During the six month period ended June 29, 1997, the Company generated approximately $9.4 million in cash, net, from operations, and approximately $2.1 million from the exercise of stock options which primarily funded the purchase of approximately $6.1 million of capital equipment, $8 million associated with the technology exchange agreement further detailed below, and $3.7 million used for the purchase price and debt repayment associated with acquisitions completed during this time period. The capital expenditures, which were comprised primarily of computer and telephone equipment and furniture, were purchased pursuant to the continued growth within the technical support business and the associated increase in call volume capacity within the United States and Europe. Subsequent to the end of the second quarter, the Company completed construction of its eighth domestic call center (twelfth total) which will become operational during the third quarter of 1997. Pursuant to contractual terms, the Company will receive a package of incentives associated with this center consistent with those previously obtained. As a continued result of the increased demand for the Company's services, it is estimated that 1997 capital expenditures will approximate $19 million.

   During the second quarter of 1997, the Company enhanced its sophisticated information technology capabilities and further increased its European technical support service capabilities through the acquisitions of Info Systems of N. C., Inc. ("Info Systems") and Telcare Gesellschaft fur Telekommunikations-Mehrwertdieste mbh ("Telcare"), ("the acquisitions"). The purchase price for the acquisitions was approximately 1.9 million shares of common stock (adjusted to reflect the retroactive effect of the three-for-two stock split in the form of a 50% stock dividend to shareholders of record on May 19, 1997), and was accounted for using the pooling-of-interests method of accounting. Info Systems is engaged in the design, development, licensing and support of information management solutions for the retail, manufacturing and distribution sectors, and provides further expansion of the industries and customer base in which the Company markets and leverages its technical support services.
   Telcare provides value-added technical support and service capacity through its call center located in Germany highlighting the Company's continued focus on key strategic objectives, specifically to pursue additional expansion within Europe. The Company anticipates the integration of the acquisitions will require additional financial resources, including the potential for additional capital expenditures for the 1997 year. However, the Company does not believe the resources required will be significant to the overall operations of the consolidated organization.

   In addition, during the period ended June 29, 1997, the Company entered into a technology exchange agreement with SystemSoft Corp. ("SystemSoft") to integrate SystemSoft's connectivity, software diagnostic, communication and remote control technologies to its hardware diagnostic and sophisticated telephone support capabilities, which will bring the Company's remote access solution to the marketplace sooner than originally anticipated. Pursuant to this agreement, the Company also purchased in excess of one million newly issued shares of SystemSoft common stock for $8 million. It is the Company's intention to hold the stock for investment and the agreement contains certain restrictions, including a holding period existing to September 5, 1997 before a request can be made for registration under the Securities Act, associated with its sale.

   The Company believes that its cash position, combined with cash flows from current and future operations and available funds under its credit facilities, will be adequate to meet its capital requirements for the foreseeable future.

   Results of Operations

   For the six and three months ended June 29, 1997, the Company posted consolidated revenues of $95.1 and $48.5 million, respectively, an increase of $28.4 and $14.6 million, respectively, from the comparable periods of the previous year. The 1997 results represent increases of 43% from the 1996 comparable period information. This growth in revenues for each period was primarily the result of a $19.8 and $9.2 million, respectively, or 54% and 49%, respectively, increase in revenues within technical support services, and occurred primarily from the continued investment in call centers and capital equipment the Company has made and the resultant increase in call volumes from clients. During calendar 1996, the Company opened three new call centers that were fully operational throughout the 1997 periods. In addition, during the six and three months of 1997, the Company recognized an additional revenue increase of $8.4 and $5.2 million, respectively, or 29% and 33%, respectively, from information services and solutions when compared to the same periods of 1996. This growth was primarily the result of increased hours at an increased average bill rate, and increased revenues provided through its retail services.

   Direct salaries and related costs increased $15.2 and $7.5 million, respectively, to $55.1 and $27.9 million, respectively, for the six and three month periods in 1997 from the comparable periods in 1996. This represents an increase of 38% and 37%, respectively, however, as a percentage of revenues, direct salaries and related costs decreased to 58% and 57%, respectively, for the six and three month periods in 1997 from 60% during the comparable periods in 1996. The increase in the amount of direct salaries and related costs was attributable to the addition of personnel to support revenue growth. The decrease as a percentage of revenues resulted from economies of scale associated with spreading costs over a larger revenue base.

   General and administrative expenses increased $6.6 million and $3.5 million, or 31% and 33%, respectively, to $27.8 and $14.0 million, respectively, for the six and three month periods in 1997 from the comparable periods in 1996. However, as a percentage of revenues, general and administrative expenses decreased to 29% for the 1997 periods from 32% and 31%, respectively, for the six and three month comparable periods in 1996. The increase in the amount of general and administrative expenses was primarily attributable to the addition of management, sales and administrative personnel to support the Company's growth, and the increase in depreciation expense associated with facility and capital equipment expenditures incurred primarily in connection with the technical support call centers.

   Interest and other income increased to $1.5 and $0.9 million, respectively, during the six and three month periods in 1997, from interest and other expense of $0.3 million for the six month comparable 1996 period and interest and other income of $0.1 million for the three month comparable 1996 period. As a percentage of revenues, interest and other income was 2% for the 1997 periods from interest and other expense or income of less than 1% during the 1996 periods. The increase was attributable to growth in the Company's cash position as a result of public offerings completed during 1996 and cash flows from operations during 1997. During 1996, the Company repaid all amounts outstanding under bank borrowing arrangements and subsequently has invested the remaining net proceeds of the offerings in short term investment grade securities and money market instruments.

   The provision for income taxes increased $2.8 and $1.4 million, respectively, to $4.9 and $2.6 million, respectively, for the six and three month periods in 1997 from the comparable periods in 1996. As a percentage of income before income taxes, the provision for income taxes decreased to 35% during the 1997 periods when contrasted to 38% and 39%, respectively, for the comparable 1996 periods. This reduction in the Company's effective tax rate is due to the recognition of tax-exempt interest income earned, the tax benefit realized from operating loss carryforwards from a foreign subsidiary and nondeductible expenses as a lower percentage of a larger income before income tax base in 1997 as compared to 1996.

                           Part II - OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K

   (a)  Exhibits

        The following document is filed as an exhibit to this Report:


             2.7 Common Stock Purchase Agreement dated May 6, 1997 by and between Sykes Enterprises, Incorporated and SystemSoft Corporation

             2.8 Joint Integration, Marketing and Distribution Agreement dated April 30, 1997 by and between Sykes Enterprises, Incorporated and SystemSoft Corporation

             2.9 Merger Agreement dated as of January 10, 1997 among Sykes Enterprises, Incorporated, InfoSystems of North Carolina, Inc. and ISNC Acquisition Co. (incorporated by reference to Appendix A to Sykes Enterprises, Incorporated's Registration Statement on S-4 (Reg. No. 333-20465))

             27.1 Financial Data Schedule


   (b)       Reports on Form 8-K

             No reports on Form 8-K were filed by the Registrant during the quarter ended June 29, 1997.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SYKES ENTERPRISES, INCORPORATED
                                           (Registrant)



   Date:  August 13, 1997                  By: /s/Scott J. Bendert
                                               Scott J. Bendert
                                               Vice President-Finance
                                               and Treasurer (Principal
                                               Financial and Accounting
                                               Officer)

                         SYKES ENTERPRISES, INCORPORATED

                                    FORM 10-Q
                   (For the Three Months Ended March 30, 1997)


                                  EXHIBIT INDEX

   EXHIBIT                                                          PAGE
   NUMBER                                                           NUMBER

     2.7 Common Stock Purchase Agreement dated May 6, 1997 by and between Sykes Enterprises, Incorporated and
               SystemSoft Corporation . . . . . . . . . . . . . . .

     2.8 Joint Integration, Marketing and Distribution Agreement dated April 30, 1997 by and between Sykes Enterprises,
               Incorporated and SystemSoft Corporation. . . . . . .

     2.9 Merger Agreement dated as of January 10, 1997 among Sykes Enterprises, Incorporated, InfoSystems of North Carolina, Inc. and ISNC Acquisition Co. (incorporated by reference to Appendix A to Sykes Enterprises, Incorporated's Registration Statement on S-4 (Reg. No.
               333-20465)). . . . . . . . . . . . . . . . . . . . .

    27.1       Financial Data Schedule. . . . . . . . . . . . . . .