Form 10-Q
period 1997-09-28
SYKES ENTERPRISES INC
filed 1997-11-12
CIK 1010612

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   (Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 28, 1997

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________________ to
        ______________________

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

   Registrant's telephone number,  including area code:   813/274-1000


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

              [X] Yes       [ ] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

             [ ] Yes             [ ] No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Stock, $0.01 Par Value, 35,516,969 shares as of November 10, 1997



                             Page 1 of 15 Pages
                     The Exhibit Index Appears on Page 14

                                   PART I

   Item 1 - Financial Statements

                        SYKES ENTERPRISES, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                                December 31,     September 28,
                                                    1996             1997
   ASSETS
   Current assets
     Cash and cash equivalents................  $  90,131,568    $  84,655,755
     Receivables, including unbilled..........     42,747,451       46,409,222
     Prepaid expenses and other current assets      2,328,930        5,009,310
                                                  -----------      -----------

       Total current assets...................    135,207,949      136,074,287

   Property and equipment, net................     41,428,383       46,095,557
   Marketable securities......................         -            11,866,667
   Deferred charges and other assets..........      1,884,475        2,332,678
                                                  -----------      -----------

                                                $ 178,520,807    $ 196,369,189
                                                  ===========      ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
     Current installments of long-term debt...  $   1,776,697    $     799,149
     Accounts payable.........................      7,954,633        6,297,123
     Income tax payable.......................        358,366        3,340,711
     Accrued employee compensation and benefits     9,631,574        9,588,765
     Other accrued expenses and current
        liabilities...........................      5,613,526        3,930,877
                                                  -----------      -----------

       Total current liabilities..............     25,334,796       23,956,625

   Long-term debt.............................      1,566,658          756,053
   Deferred income taxes......................      3,378,700        4,574,380
   Deferred grants............................     11,669,273       13,561,837
   Commitments and contingencies (Note 1)

   Shareholders' equity
     Preferred stock, $0.01 par value,
       10,000,000 shares authorized; no
       shares issued and outstanding..........           -               -
     Common stock, $0.01 par value; 200,000,000
       shares authorized; 35,320,392 and
      35,516,969 issued and outstanding.......        353,204          355,170
     Additional paid-in capital...............    124,970,452      127,182,627
     Retained earnings........................     11,100,673       25,045,860
     Accumulated foreign currency translation
       adjustments............................        147,051         (816,030)
     Unrealized gain on securities, net of
       taxes..................................           -           1,752,667
                                                  -----------      -----------

       Total shareholders' equity.............    136,571,380      153,520,294
                                                  -----------      -----------

                                                $ 178,520,807    $ 196,369,189
                                                  ===========      ===========

             See accompanying notes to consolidated financial statements

                            SYKES ENTERPRISES, INCORPORATED
                           CONSOLIDATED STATEMENTS OF INCOME
       Nine and Three Months Ended September 29, 1996 and September 28, 1997
                                       (Unaudited)

                                              Nine Months Ended                     Three Months Ended
                                        September 29,    September 28,        September 29,     September 28,
                                            1996             1997                 1996              1997

   Revenues...........................  $ 111,392,461    $ 147,893,818        $ 40,616,657      $ 49,340,938
                                          -----------      -----------          ----------        ----------
   Operating expenses
    Direct salaries and related costs.     66,845,639       84,490,781          24,860,891        27,626,921
    General and administrative........     34,592,565       43,855,413          11,991,377        14,725,346
                                          -----------      -----------          ----------        ----------

     Total operating expenses.........    101,438,204      128,346,194          36,852,268        42,352,267
                                          -----------      -----------          ----------        ----------

   Income from operations.............      9,954,257       19,547,624           3,764,389         6,988,671
   Other income (expense)
    Interest..........................       (207,468)       2,236,281             197,444           815,771
    Other.............................        172,458            5,282               9,329           (61,590)
                                          -----------      -----------          ----------        ----------

     Total other income (expense).....        (35,010)       2,241,563             206,773           754,181
                                          -----------      -----------          ----------        ----------

   Income before income taxes.........      9,919,247       21,789,187           3,971,162         7,742,852
   Provision for income taxes.........      3,792,654        7,844,000           1,496,627         2,792,000
                                          -----------      -----------          ----------        ----------

   Net income before dividends........      6,126,593       13,945,187           2,474,535         4,950,852

   Preferred stock dividends..........         47,343            -                   -                 -
                                          -----------      -----------          ----------        ----------
   Net income applicable to common
    shareholders......................  $   6,079,250    $  13,945,187        $  2,474,535      $  4,950,852
                                          -----------      -----------          ----------        ----------

   Pro forma income data:
   Income before income taxes.........  $   9,919,247                         $  3,971,162
   Pro forma provision for income
    taxes relating to S corporation...         67,000                                -
   Actual provision for income taxes..      3,792,654                            1,496,627
                                          -----------                           ----------

     Total provision and pro forma
      provision for income taxes......      3,859,654                            1,496,627
                                          -----------                           ----------

   Pro forma net income applicable
    to common shareholders............      6,059,593                            2,474,535
   Preferred stock dividends..........         47,343                                -
                                          -----------                           ----------

   Pro forma net income applicable
    to common shareholders............  $   6,012,250                         $  2,474,535
                                          ===========                           ==========

   Pro forma net income per share
    (actual for 1997).................  $        0.19    $        0.38        $       0.07      $       0.14
                                          ===========      ===========          ==========        ==========

   Pro forma weighted average
    common and common equivalent
    shares outstanding................     31,317,214       36,496,179          34,072,703        36,532,363

           See accompanying notes to consolidated financial statements

                        SYKES ENTERPRISES, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         Nine Months Ended September 29, 1996 and September 28, 1997
                                (Unaudited)


                                                     1996             1997

   Cash flows from operating activities
    Net income................................  $   6,126,593    $  13,945,187
    Depreciation and amortization.............      4,425,293        5,751,315
    Deferred income taxes.....................      1,057,441           81,680
    Loss on disposal of property and equipment        117,805          146,121
    ESOP allocation (unearned compensation)...        332,676            -
    Changes in assets and liabilities
     Receivables, including unbilled..........    (11,223,422)      (3,811,771)
     Prepaid expenses and other current assets     (1,048,023)      (2,680,380)
     Deferred charges and other assets........       (355,894)         413,234
     Accounts payable.........................         (2,887)      (1,657,510)
     Income tax payable.......................     (1,359,437)       2,982,345
     Accrued employee compensation and benefits      (132,282)         (42,809)
     Other accrued expenses and current
      liabilities.............................       (605,672)      (1,682,649)
                                                  -----------      -----------
     Net cash provided by (used for)
      operating activities....................     (2,667,809)      13,444,763
                                                  -----------      -----------

   Cash flows from investing activities
    Capital expenditures......................    (12,287,252)     (11,250,676)
    Investment in marketable securities.......          -           (8,000,000)
    Acquisition of business...................          -           (1,800,000)
    Proceeds from sale of property and
     equipment................................        168,435          237,193
                                                  -----------      -----------
      Net cash used for investing activities..    (12,118,817)     (20,813,483)
                                                  -----------      -----------

   Cash flows from financing activities
    Paydowns under revolving line of credit
     agreements...............................    (20,196,569)     (72,441,000)
    Borrowings under revolving line of credit
     agreements...............................     21,387,268       72,441,000
    Proceeds from issuance of stock...........     39,820,944        2,403,307
    Proceeds from grants......................      1,708,054        2,430,000
    Payment of long-term debt.................     (9,903,058)      (1,788,153)
    Distribution..............................       (353,707)        (189,166)
                                                  -----------      -----------
     Net cash provided by financing activities     32,462,932        2,855,988
                                                  -----------      -----------

   Adjustment for foreign currency translation       (117,904)        (963,081)
                                                  -----------      -----------

   Net increase (decrease) in cash and cash
    equivalents...............................     17,558,402       (5,475,813)
   Cash and cash equivalents - beginning......      2,631,135       90,131,568
                                                  -----------      -----------

   Cash and cash equivalents - ending.........  $  20,189,537    $  84,655,755
                                                  ===========      ===========

          See accompanying notes to consolidated financial statements

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Nine Months Ended September 29, 1996 and September 28, 1997
                                   (Unaudited)


   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 28, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 1996 included in the Company's Form 8-K dated June 16, 1997 as filed with the United States Securities and Exchange Commission on October 21, 1997.

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

   The numbers of shares used in the earnings per share computation are as follows:

                                                     Nine Months Ended                Three Months Ended
                                                September 29,  September 28,       September 29, September 28,
                                                    1996          1997                 1996          1997

   Primary
    Weighted average common outstanding.....    29,764,929     35,419,442           32,519,412    35,515,649
    Conversion of preferred stock...........       302,868          -                   -             -
    Stock options...........................     1,182,459      1,063,598            1,495,404     1,007,892
                                                ----------     ----------           ----------    ----------

   Total primary............................    31,250,256     36,483,040           34,014,816    36,523,541

   Fully Diluted
    Additional dilution of stock options....        66,958         13,139               57,887         8,822
                                                ----------     ----------

   Total fully diluted......................    31,317,214     36,496,179           34,072,703    36,532,363
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

   Note 3 - Acquisitions and Mergers

   On March 31, 1997, the Company acquired Info Systems of North Carolina, Inc. ("Info Systems") in exchange for approximately 1.1 million shares of the Company's common stock as adjusted for the three-for-two stock split. The Company accounted for the acquisition utilizing the pooling-of-
   interests method of accounting.   Info Systems is engaged in the design,
   development, licensing and support of information management solutions to
   the retail, manufacturing and distribution industries.   Info Systems
   employs 160 employees and had 1996 revenues of approximately $25.2 million and an after-tax loss of approximately $2.0 million.

   On June 16, 1997, the Company acquired all of the stock of Telcare Gesellschaft fur Telekommunikations-Mehrwertdieste mbH ("Telcare") of Wilhelmshaven, Germany, in exchange for 750,000 shares of the Company's
   common stock.   The Company accounted for the acquisition utilizing the
   pooling-of-interests method of accounting.     Telcare operates an
   information technology call center and provides technical product support and service to numerous industries in Germany, and expands the Company's presence in Europe.

   On September 26, 1997, the Company acquired all of the stock of TAS Telemarketing Gesellschaft fur Kommunikation und Dialog mbH ("TAS I") of Bochum, Germany in exchange for 400,000 shares of the Company's common stock. The Company accounted for the acquisition utilizing the pooling-of-interests method of accounting. TAS I employs 150 employees and had 1996 revenue of approximately $7.2 million and after-tax earnings of approximately $403,000.

   On September 26, 1997, the Company acquired all of the stock of TAS Hedi Fabinyi GmbH ("TAS II") of Stuttgart, Germany, in exchange for 180,000
   shares of the Company's common  stock.   The Company accounted for the
   acquisition utilizing the pooling-of-interest method of accounting. TAS II employs 75 employees and had 1996 revenue of approximately $3.5 million and after tax earnings of approximately $124,000.

   Telcare employs 160 employees and had 1996 revenues of approximately $6.4 million and after-tax earnings of approximately $282,000.

   The above transactions have been accounted for utilizing the pooling-of-interests method of accounting and, accordingly, the consolidated financial statements for the periods presented have been restated to include the accounts of Info Systems, Telcare, TAS I and TAS II.

   Separate results of operations for the periods prior to the acquisition of Telcare, Info Systems, TAS I and TAS II are outlined below:

                                           Nine Months         Three Months
                                              Ended              Ended
                                           September 29,       September 29,
                                                1996               1996

   Revenues:
    Sykes Enterprises, Incorporated.....   $ 81,008,314        $ 28,541,164
    Telcare.............................      4,505,809           1,409,034
    Info Systems........................     19,034,075           7,874,176
    TAS I...............................      4,581,654           1,911,006
    TAS II..............................      2,262,609             881,277
                                            -----------          ----------

   Combined.............................   $111,392,461        $ 40,616,657
                                            ===========          ==========

   Net income (loss):
    Sykes Enterprises, Incorporated.....   $  6,107,604        $  2,452,104
    Telcare.............................        303,299             (43,347)
    Info Systems........................       (694,024)            (49,845)
    TAS I...............................        371,401             167,686
    TAS II..............................         (9,030)            (52,063)
                                            -----------          ----------

   Combined.............................   $  6,079,250        $  2,474,535
                                            ===========          ==========


   Other changes in shareholders' equity:
    Sykes Enterprises, Incorporated......  $ 39,376,210        $ 39,219,221
    Telcare..............................       (37,488)            (37,488)
    Info Systems.........................       343,287             232,395
    TAS I................................         -                   -
    TAS II...............................         -                   -
                                            -----------          ----------

   Combined..............................  $ 39,682,009        $ 39,414,128
                                            ===========          ==========

   Note 4 - Purchase of Marketable Securities

   On May 8, 1997, the Company purchased approximately 1.066 million shares of SystemSoft Corp. common stock in conjunction with a strategic
   technology  exchange agreement between the parties.   On June 20, 1997 the
   Company converted a $1.0 million note receivable into a to be determined number of shares of InfoCure Corporation common stock, which will have a market value of $1.0 million. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the investments are classified as available-for-sale securities and are carried at an aggregate market value of $11.9
   million as of September 28, 1997.   The Company's cost basis in these
   investments is $9.0 million, and the unrealized gain of $2.9 million, net of deferred income taxes of approximately $1.1 million, is reported as a separate component of shareholders' equity.

   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following should be read in conjunction with the Sykes Enterprises, Incorporated Consolidated Financial Statements, including the notes thereto. The Company completed business combinations with Info Systems of North Carolina, Inc. ("Info Systems"), Telcare Gesellschaft fur Telekommunikations-Mehrwertdieste mbH ("Telcare"), TAS Telemarketing Gesellschaft fur Kommunikation und Dialog mbH ("TAS I") and TAS Hedi Fabinyi GmbH ("TAS II") on March 31, 1997, June 16, 1997, September 26,
   1997 and September 26, 1997, respectively.   These combinations were
   accounted for utilizing the pooling-of-interests.   The following
   discussion and analysis contains forward-looking statements that involve
   risks and uncertainties.   Future events and the Company's actual results
   could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis.

   Financial Condition

   Management considers liquidity to be the Company's ability to generate
   adequate cash to meet its short and long-term business needs.   The
   principal internal source of such cash is the Company's operations while the primary external source is the issuance of equity securities and credit borrowings.

   During the nine month period ended September 28, 1997, the Company generated approximately $14.4 million in cash, net, from operations, approximately $2.4 million from the exercise of stock options and approximately $2.4 million from the receipt of grants, which in the aggregate funded the purchase of approximately $11.3 million of capital equipment, $8.0 million associated with the technology exchange agreement further detailed below, and $3.6 million used for the purchase price and debt repayment associated with acquisitions completed during this time
   period.   The capital expenditures, which were comprised primarily of computer and telephone equipment and furniture, were purchased pursuant to the continued growth within the technical support business and the associated increase in call volume capacity within the United States and Europe. During the third quarter, the Company completed construction of its eighth domestic call center (fifteenth total) which became operational
   during the same period.   Pursuant to contractual terms, the Company
   received a package of incentives associated with this center consistent
   with those previously obtained.   As a continued result of the increased
   demand for the Company's services, it is estimated that 1997 capital expenditures will approximate $14.0 million.

   During the third quarter of 1997, the Company increased its European technical support service capabilities through the acquisitions of TAS Telemarketing Gesellschaft fur Kommunikations und Dialog mbH ("TAS I") and
   TAS Hedi Fabinyi GmbH ("TAS  II"), ("the acquisitions").   The purchase
   price for the acquisitions was 580,000 shares of common stock, and was accounted for using the pooling-of-interests method of accounting. TAS I and TAS II provide value-added technical support and service capacity through its call centers located in Germany highlighting the Company's continued focus on key strategic objectives, specifically to pursue
   additional expansion within Europe.   The Company anticipates the
   integration of the acquisitions will require additional financial resources, including the potential for additional capital expenditures for the 1997 year. However, the Company does not believe the resources required will be significant to the overall operations of the consolidated organization.

   In addition, during 1997, the Company entered into a technology exchange agreement with SystemSoft Corp. ("SystemSoft") to integrate SystemSoft's connectivity, software diagnostic, communication and remote control technologies to its hardware diagnostic and sophisticated telephone support capabilities, which will bring the Company's remote access solution to the marketplace sooner than originally anticipated. Pursuant to this agreement, the Company also purchased in excess of one million
   newly issued shares of SystemSoft common stock for $8.0 million.   It is
   the Company's intention to hold the stock for investment and the agreement contains certain restrictions, including a holding period existing to September 5, 1997 before a request can be made for registration under the Securities Act, associated with its sale.

   The Company believes that its cash position, combined with cash flows from current and future operations and available funds under its credit facilities, will be adequate to meet its capital requirements for the foreseeable future.

   Results of Operations

   For the nine and three months ended September 28, 1997, the Company posted consolidated revenues of $147.9 million and $49.3 million, respectively, an increase of $36.5 million and $8.7 million, respectively, from the
   comparable periods of the previous year.    The 1997 results represent
   increases of 33% and 21% from the 1996 comparable period information. This growth in revenues for each period was primarily the result of a $31.1 million and $9.9 million, respectively, or 48% and 43%, respectively, increase in revenues within technical support services, and occurred primarily from the continued investment in call centers and capital equipment the Company has made and the resultant increase in call volumes from clients. During calendar 1996, the Company opened three new call centers that were fully operational throughout the 1997 periods. In addition, during the nine months ended September 28, 1997, the Company recognized a revenue increase of $5.4 million from information services and solutions when compared to the same period of 1996. This growth was primarily the result of increased hours at an increased average bill rate. During the three months ended September 28, 1997, the Company had a reduction of revenue of $1.2 million from information services and
   solutions when compared to the same period of 1996.   This reduction was
   primarily a result of reduced revenue associated with the Company retail group due to the timing of customer orders.

   Direct salaries and related costs increased $17.7 million and $2.8 million, respectively, to $84.5 and $27.6 million, respectively, for the nine and three month periods in 1997 from the comparable periods in 1996. This represents an increase of 26% and 11%, respectively, however, as a percentage of revenues, direct salaries and related costs decreased to 57% and 56%, respectively, for the nine and three month periods in 1997 from 60% and 61%, respectively, during the comparable periods in 1996. The increase in the amount of direct salaries and related costs was attributable to the addition of personnel to support revenue growth. The decrease as a percentage of revenues resulted from economies of scale associated with spreading costs over a larger revenue base.

   General and administrative expenses increased $9.3 million and $2.7 million, or 27% and 23%, respectively, to $43.8 million and $14.7 million, respectively, for the nine and three month periods in 1997 from the
   comparable periods in 1996.   As a percentage of revenues, general and
   administrative expenses was 30% for the 1997 periods compared to 31% and 30%, respectively, for the nine and three month comparable periods in
   1996.   The increase in the amount of general and administrative expenses was primarily attributable to the addition of management, sales and administrative personnel to support the Company's growth, and the increase in depreciation expense associated with facility and capital equipment expenditures incurred primarily in connection with the technical support call centers.

   Interest and other income increased to $2.2 million and $0.8 million, respectively, during the nine and three month periods in 1997, from interest and other expense of $35,000 for the nine month comparable 1996 period and interest and other income of $207,000 for the three month comparable 1996 period. As a percentage of revenues, interest and other income was 2% for the 1997 periods from interest and other expense or
   income of less than 1% during the 1996 periods.    The increase was
   attributable to growth in the Company's cash position as a result of public offerings completed during 1996 and cash flows from operations during 1997. During 1996, the Company repaid a significant portion of its outstanding under bank borrowing arrangements and subsequently has invested the remaining net proceeds of the offerings in short term investment grade securities and money market instruments.

   The provision for income taxes increased $4.0 million and $1.3 million, respectively, to $7.8 million and $2.8 million, respectively, for the nine and three month periods in 1997 from the comparable periods in 1996. As a percentage of income before income taxes, the provision for income taxes decreased to 36% during the 1997 periods when contrasted to 39% and 38%,
   respectively, for the comparable 1996 periods.   This reduction in the
   Company's effective tax rate is due to the recognition of tax-exempt interest income earned, the tax benefit realized from operating loss carryforwards from a foreign subsidiary and nondeductible expenses as a lower percentage of a larger income before income tax base in 1997 as compared to 1996.

                           Part II - OTHER INFORMATION

   Item 1 - Legal proceedings

             None

   Item 2 - Changes in securities

             None

   Item 3 - Defaults upon senior securities

             None

   Item 4 - Submission of matters to a vote of security holders

             None

   Item 5 - Other information

             None

   Item 6 - Exhibits and Reports on Form 8-K

        (a)  Exhibits

             The following document is filed as an exhibit to this Report:


                  27.1 Financial Data Schedule


        (b)  Reports on Form 8-K

                  The Registrant filed a Form 8-K, dated June 16, 1997, on October 21, 1997, reporting under Item 5 the completed business combinations of the Registrant with Info Systems of North Carolina, Inc. ("Info Systems") and Telcare Gesellschaft fur Telekommunikations-Mehrwertdieste mbH ("Telcare"). As part of the Form 8-K, the Registrant filed Consolidated Financial Statements as of December 31, 1995 and 1996 and for the year ended July 31, 1994, the five months ended December 31, 1994, and for the years ended December 31, 1995 and 1996 which have been restated to give retroactive effect to the combination with Info Systems and Telcare, and include the combined operations of the Registrant, Info Systems, and Telcare for all periods presented.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SYKES ENTERPRISES, INCORPORATED
                                           (Registrant)


   Date:  November 10, 1997                By:   /s/Scott J. Bendert
                                               Scott J. Bendert
                                               Vice President-Finance
                                               and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)

                         SYKES ENTERPRISES, INCORPORATED

                                    FORM 10-Q
            (For the Nine and Three Months Ended September 28, 1997)


                                  EXHIBIT INDEX

   EXHIBIT                                                 PAGE
   NUMBER                                                 NUMBER

   27.1      Financial Data Schedule. . . . . . . . . . .   15


