Form 10-K405
period 1997-12-31
SYKES ENTERPRISES INC
filed 1998-03-16
CIK 1010612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to __________

                         Commission File Number 0-28274

                         SYKES ENTERPRISES, INCORPORATED
             (Exact name of registrant as specified in its charter)

         Florida                                       56-1383460
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                     Identification No.)

   100 N. Tampa Street, Suite 3900, Tampa, Florida            33602
          (Address of principal executive offices)          (Zip Code)

                                 (813) 274-1000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                       Voting Common Stock $.0l Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         As of March 11, 1998, there were outstanding 39,109,262 shares of Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price reported on the Nasdaq National Market as of March 11, 1998 was $387,161,318.


                      DOCUMENTS INCORPORATED BY REFERENCE:

Documents                                             Form 10-K Reference
Portions of the 1997 Sykes Enterprises,
 Incorporated Annual Report                           Part II Items 5-8
Portions of the Proxy Statement
 dated March 30, 1998                                 Part III Items 10-13



                          Exhibit Index is on Page 27.

                              Page 1 of 29 Pages

                         Sykes Enterprises, Incorporated

                             Form 10-K Annual Report

                                TABLE OF CONTENTS


                                                                        Page No.

Cautionary Statements of Forward Looking Information

PART I
  Item 1          Business......................................................
  Item 2          Properties....................................................
  Item 3          Legal Proceedings.............................................
  Item 4          Submission of Matters to a Vote of Security Holders...........

PART II
  Item 5          Market for Registrant's Common Equity and
                   Related Stockholder Matters..................................
  Item 6          Selected Financial Data.......................................
  Item 7          Management's Discussion and Analysis of
                   Financial Condition and Results of Operations................
  Item 8          Financial Statements and Supplementary Data...................
  Item 9          Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure..........................

PART III
  Item 10         Directors and Executive Officers of the Registrant............
  Item 11         Executive Compensation........................................
  Item 12         Security Ownership of Certain Beneficial
                   Owners and Management........................................
  Item 13         Certain Relationships and Related Transactions................

PART IV
  Item 14         Exhibits, Financial Statement Schedules,
                   and Reports on Form 8-K......................................

Certain matters discussed or incorporated by reference in this report are forward-looking statements within the meaning of the federal securities laws. Although the company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from the Company's current expectations include the loss of a significant customer; the inability of the Company to mange its growth; risks associated with the Company's international operations, general economic conditions, and other risks discussed elsewhere in this report.

                                     PART I

Item 1  Business

     Sykes Enterprises, Incorporated ("Sykes" or the "Company") provides a wide array of information technology ("IT") outsourcing services, including information technology support services, information technology development services and solutions, and software fulfillment. The Company's services are provided at various stages during the life cycle of computer hardware and software products. Through its state-of-the-art IT call centers, the Company provides information technology support services (i) to leading computer hardware and software companies by providing technical product support services to end users of their products and (ii) to major companies by providing help desk services to their employees. The Company also provides fulfillment services to computer hardware and software companies including design, replication, material integration, packaging and distribution. In addition, through its staff of technical professionals, the Company provides information technology development services and solutions to large corporations, on a contract or temporary staffing basis, including software design, development, integration and implementation; systems support and maintenance; and documentation, foreign language translation and software localization. The integration of these services provides Sykes customers the opportunity to outsource a broad range of their information technology services needs to the Company.

     In 1993, in an effort to capitalize on the trend toward outsourcing information technology services, the Company focused its strategic direction exclusively on the information technology services marketplace and broadened its array of services. Pursuant to this strategy, the Company began providing information technology support services by opening IT call centers. Revenues from information technology support services have grown rapidly through the opening of two domestic IT call centers in 1994, two in 1995, three in 1996, and one in 1997. The domestic IT call centers are stand-alone facilities, each modeled after the same prototype. The Company's strategy of locating its domestic IT call centers in smaller communities, typically near a college or university, has enabled the Company to benefit from a relatively low cost structure and a technically proficient, stable work force. In addition to its domestic IT call centers, internationally the Company has opened one call center in 1994, and two during 1997. Additional international IT call centers were obtained as part of acquisitions, of which one was acquired during 1996 and eight were acquired during 1997. The Company estimates that the IT call centers will have the capacity to process in excess of 140,000 calls per day in the aggregate, up from 7,000 calls per day in January 1994, from users of hardware and software products seeking technical assistance.

   The Company believes that outsourcing by information technology companies and companies with information technology needs will continue to grow as increasing competition encourages businesses to focus on their core competencies rather than non-revenue producing activities. Rapid technological changes, significant capital requirements for state-of-the-art technology, and the need to integrate and update complex information technology systems spanning multiple generations of hardware and software components make it increasingly difficult for businesses to cost-effectively maintain quality information technology services in-house. To capitalize on this trend toward outsourcing, the Company has developed a strategy which includes the following key elements: (i) expand information technology support services revenues through additional IT call centers; (ii) market the Company's expanded customer care services to existing and new customers to position Sykes to become a preferred vendor of outsourced services;
(iii) establish a competitive advantage through the Company's proprietary, sophisticated technological capabilities; and (iv) expand its international customer base through strategic alliances and selective acquisitions.

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

         - Extensive and ongoing staff training and associated costs required to maintain responsive, up-to-date in-house technical support and information technology services; and

         - Cost savings from converting fixed employee costs to flexible, variable costs.

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

         Expand Through Systematic Addition of IT Call Centers. The Company has grown utilizing a strategy of both internal growth and external acquisitions. This plan has resulted in an increase from three IT call centers in 1994 to twenty IT call centers as of December 31, 1997. The Company has built six domestic IT call centers between October 1995 and September 1997 and acquisitions have included the IT call center acquired through the Datasvar acquisition, the IT call center acquired through the Telcare acquisition, the three IT call centers acquired through the TAS acquisitions, and the four IT call centers acquired through the McQueen acquisition. In addition, the Company has expanded its international operations through the IT call centers added in Sunninghill, South Africa and Les Ulis, France during 1997. The Company's IT call centers currently have the capacity to handle up to approximately 36 million calls per year. Sykes has systematized the establishment and ongoing operation of its domestic IT call centers by: (i) locating the centers in smaller communities, near a college or university, with a relatively low cost structure and a technically proficient, stable work force; (ii) constructing the IT call centers modeled after the same prototype; (iii) utilizing standardized procedures to hire and train technicians; and (iv) maintaining consistently responsive, high quality services through call monitoring and tracking technology and other quality assurance procedures. The Company's systematic approach and procedures are part of its strategy of providing responsive, high quality support at a lower cost than the Company's competitors.

         Position Sykes as a Preferred Vendor. The Company intends to cross-market its expanded array of information technology services to existing customers and to continue to provide consistently high quality services to new and existing customers in order to position the Company as a preferred vendor of outsourced services. Sykes believes that its ability to work in partnership with its customers during the life cycle of their information technology products and systems, from software design and systems implementation, through technical documentation and foreign language translation, to product fulfillment including packaging and distribution, to end user technical product support, gives it a competitive advantage to become the provider of choice to its customers. Sykes has expanded the services it provides, such as help desk, diagnostic support services and fulfillment, through its existing relationships with Fortune 500 companies, particularly those customers using the Company's services to satisfy all or part of their information technology development services and solutions needs.

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

         Growth Through Selective Acquisitions. The Company intends to continue to acquire complementary businesses to increase market share, expand its services, enter key industry sectors and expand its geographic presence. Through December 31, 1997 the Company has completed eight such strategic acquisitions since its initial public offering in April 1996. The Company believes it can expand the scope and quality of its information technology support services by acquiring companies with IT call centers in international markets which provide quality technical support for leading computer hardware and software companies, as well as companies which enhance its ability to provide such services. The Company further believes that significant opportunities exist to acquire organizations which provide information technology services within the Company's strategic focus of emerging technology industries, such as banking and telecommunications industries in which the Company primarily does not currently compete. The information technology services industry is highly fragmented. Many of these local firms may be attractive acquisition candidates because they would enable Sykes to expand existing service offerings or open new geographic offices.

Services

         The Company provides a wide array of information technology outsourcing services, including information technology support services and information technology development services and solutions. The following is a description of Sykes' outsourcing services:

         Technical Product Support. Sykes provides technical product support services by telephone (24 hours a day, 7 days a week) to end users of the products of hardware and software companies through its nine stand-alone IT call centers in the United States and eleven international call centers located in Europe, South Africa and the Philippines. Consumers of hardware or software products of Sykes' customers dial a technical support number listed in their product manuals and are automatically connected to an IT call center technician who is specially trained in the applicable product and acts as a transparent extension of the hardware or software company in diagnosing problems and answering technical questions. The IT call centers also provide technical product support by electronic mail and electronic bulletin boards. The IT call centers in Europe provide support in 11 languages to 20 European countries.

         As a result of a strategic alliance with SystemSoft Corp., the Company provides a modular bundled call center support management software product, (ETSC-Electronic Technical Support Center) that integrates communication and remote control technology with hardware and software diagnostic tools to provide end users a total support solution. This technology capability allows a user, with ETSC loaded on their computer, to connect to a technical support technician located in a Sykes call center at the mouse click of an icon. Once connected the end user can receive support from traditional voice response means or the technician, with the user's authorization, can remotely fix the computer system directly from the call center.

         The Company also develops and markets the proprietary hardware diagnostic software for use by manufacturers, professional service personnel and end users. Proprietary diagnostic products are developed and marketed for use with a variety of operating systems which include software used by personal computer manufacturers for quality assurance and pre-installed or bundled software used by professional service personnel and end users for verifying component functionality, troubleshooting, resolving hardware and software conflicts and hardware repairs.

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

         Software fulfillment. The Company provides fulfillment services to computer hardware and software companies. These services include design, replication, printing documentation, material integration, packaging and distribution. The products are distributed to various levels of the distribution chain as directed by the customer.

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

         Software Localization and Documentation Development. Sykes also specializes in the development of product information for high-tech companies worldwide. Through its software localization, translation, technical documentation, and on-line information development services, Sykes provides turnkey solutions to help customers deliver their products to worldwide markets. Localization services include cultural adaptation, language translation, interface modification and international testing in over 24 languages. Technical documentation and on-line development services are provided in many leading formats (DOC, RTF, HTML, SGML) and a variety of platforms (Windows, Mac, Unix).

         Systems Specialization and Maintenance. Sykes' professional personnel provide a variety of services designed to support and maintain client/server systems and mainframe and midrange platforms. These services include systems administration, maintenance and management support, applications enhancement and training services.

         Retail Solutions. The Company provides design, programming, licensing and support of software solutions for the retail industry. These retail solutions, FS Pro (future store professional) Marketplace and FS Pro Chainstore 400 provide retail users advanced back office and point-of-sale technology including electronic ordering and receiving, cash management, sales analysis, inventory and price management, and complete hand-held RF-based functionality.

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

         Fulfillment Centers. Sykes has expanded its fulfillment services during 1997 through an acquisition. Sykes has two fulfillment centers located in the United States and six fulfillment centers located in Europe. Through these centers, the Company offers a broad range of brands in each of the product categories it covers. By stocking a broad mix of products, Sykes meets the needs of customers who prefer to deal with a single source for many of their product needs. Sykes is continually evaluating new products, the demand for current products, and its overall product mix.

         Offices. Sykes' professional personnel are assigned to one of the Company's fourteen offices, which are located in metropolitan areas throughout the United States and Europe in order to be closer to their major customers. Each office is responsible for staffing the professional personnel needs of customers within its geographic region and customers referred from other offices based on specialized needs. These offices give Sykes the ability to (i) offer a broad range of professional services on a local basis, and (ii) respond to changing market demands in each geographical area served. The number of professionals assigned to each office ranges from 3 to 150.

         Each office is staffed with one or more account executives whose goal is to become the client's partner in evaluating and meeting the client's information technology needs. The account executive's primary responsibilities include: client development; understanding and identifying clients' information technology service needs; working closely with recruiters to staff assignments appropriately; setting billing rates for each assignment; and monitoring ongoing assignments. Each account executive is responsible for between four and ten active corporate accounts, some of which may involve several projects with multiple operating units of a particular company. The account executive cultivates and maintains relationships with the client's chief information officer and numerous department and project managers within the client's organization.

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

         The Company is committed to providing its customers with the highest quality services. To that end, the Company's IT call center in Sterling, Colorado has received ISO 9002 certification, an international standard for quality assurance and consistency in operating procedures. The Company's other locations are ISO 9002 compliant, but not certified. The Company anticipates that ISO 9002 certification may become a factor to organizations outsourcing their technical product support or help desk functions. Consequently, the Company has modeled each IT call center after ISO 9002 procedures to achieve consistency and quality. In addition, the Company received the 1995, 1996 and 1997 STAR Award in the highest call volume category. This award has been presented annually since 1988 by the Software Support Professionals Association
(SSPA) to the software support company that achieves superior customer satisfaction and call metrics.

Sales and Marketing

         The Company's marketing objective is to develop long-term relationships with existing and potential clients to become the preferred vendor of their information technology outsourcing services. Sykes believes that its significant client base provides excellent opportunities for further marketing of its broad range of capabilities. The Company markets its information technology services through a variety of methods, including client referrals, personal sales calls, advertising in industry publications, attending trade shows, direct mailings to targeted customers, telemarketing and cross selling additional services to existing clients. The Company currently employs 77 people in its direct sales force.

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

         The Company's fulfillment services sales force is composed of field sales representatives who manage relationships with the accounts. In addition, the Company has inside customer sales representatives who receive product orders and answer customer inquiries. The Company will process the order and ship the product from the appropriate fulfillment center. Fulfillment services are generally billed to the client based on a per unit basis.

         Technical product support services provided through IT call centers generally are billed to the client based on a fee per call, rate per minute or time and material basis. As a result of the significant infrastructure costs required for each IT call center, the Company requires a minimum billing amount to facilitate planning and capital needs. Help desk services usually are billed at a flat rate per employee per month, with the per employee charge varying depending on the customer's total number of employees and the complexity of its information systems.

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

         Retail solutions are marketed by both in-house direct sales staff and through a remarketing agreement with IBM reached late in 1997. With IBM, the Company has effectively increased its marketing program by approximately 150 sales people. The solutions are sold on a per license or location basis and often include computer hardware equipment.

Customers

         The Company has customers in the United States, Canada, Europe and South Africa. The Company's customers include Fortune 500 corporations and leading hardware and software companies. The Company believes its nationally recognized customer base presents opportunities for further cross-marketing of its services.

         Adobe Systems Incorporated, which became a customer as a result of the McQueen acquisition during 1997, accounted for 13%, 13% and 11% of the Company's consolidated revenues for the years ended December 31, 1995, 1996 and 1997, respectively. The Company's loss of (or the failure to retain a significant amount of business with) its key customer could have a material adverse effect on the Company. The Company's largest ten customers accounted for approximately 44% of the consolidated revenues in 1997. Generally, the Company's contracts are cancelable by each customer at any time or on short-term notice, and customers may unilaterally reduce their use of the Company's services under such contracts without penalty. Sykes provided services to approximately 500 customers during 1997.

Competition

         The industry in which the Company competes is extremely competitive and highly fragmented. While many companies provide information technology services, management believes no one company is dominant. There are numerous and varied providers of such services, including firms specializing in call center operations, fulfillment, temporary staffing and personnel placement companies, language translation companies, general management consulting firms, major accounting firms, divisions of large hardware and software companies and niche providers of information technology services, many of whom compete in only certain markets. The Company's competitors include many companies who may possess substantially greater resources, greater name recognition and a more established customer base than the Company. In addition, the services offered by the Company historically have been provided by in-house personnel. The Company's also competes with other developers of software diagnostic tools, back office and point-of-sale applications, many of which have significantly greater financial, technical, marketing and other resources than the Company.

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

         Many of Sykes' large customers purchase information technology services primarily from a limited number of preferred vendors. Sykes has experienced and continues to anticipate pricing pressure from these customers in order to remain a preferred vendor. These companies also require vendors to be able to provide services in multiple locations.

Intellectual Property

         The Company relies upon a combination of contract provisions and trade secret laws to protect the proprietary technology it uses at its IT call centers. Sykes relies on a combination of copyright, trademark and trade secret laws to protect it's proprietary software. The Company attempts to further protect its trade secrets and other proprietary information through agreements with employees and consultants. The Company does not hold any patents and does not have any patent applications pending. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to deter misappropriation of its proprietary rights or third party development of similar proprietary software. Sykes(R) is a registered servicemark of the Company. Sykes holds a number of registered trademarks, including DIAGSOFT(R), QAPLUS/WIN(R), ETSC(R), FS PRO(R) and FS PRO MARKETPLACE(R).

Employees

         As of March 1, 1998, the Company had 6,538 full-time employees, consisting of 77 in sales and marketing, 4,282 customer support technicians at the IT call centers, 1,130 technical professionals, 499 in fulfillment services and 550 in management, administration and finance.

         The technical and service nature of the Company's business makes its employees an important corporate asset. While the market for qualified personnel is extremely competitive, the Company believes its relationship with its employees is good. The Company's employees with the exception of 157 employees in Scotland, are not represented by any labor union.

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

         The Company recruits its professional personnel through a continually updated recruiting network. This network includes a seasoned team of technical recruiters, a Company-wide candidate database, internet/newspaper advertising, candidate referral programs and job fairs. However, demand for qualified professionals conversant with certain technologies may outstrip supply as new skills are needed to keep pace with the requirements of customer engagements. Competition for such personnel is intense and employee turnover in this industry is high.

Executive Officers of the Registrant

The following table provides the names and ages of the Company's executive officers, and the positions and offices with the Company currently held by each of them:

               Name           Age                             Principal Position
-----------------------------------------------------------------------------------------------------

John H. Sykes                  61       President and Chief Executive Officer
Gordon H. Loetz                47       Executive Vice President and Chief Operating Officer
Scott J. Bendert               41       Senior Vice President-Finance, Treasurer, and Chief Financial
                                        Officer
Keith L. Gibson                38       Senior Vice President-Worldwide Sales and Marketing
John D. Bray                   49       Senior Vice President-Human Resources and Administration
John L. Crites                 53       Vice President and General Counsel


         John H. Sykes has been President and Chief Executive Officer of the Company since its inception in 1977. Previously, Mr. Sykes was Senior Vice President of CDI Corporation, a publicly-held technical services firm.

         Gordon H. Loetz joined the company as Executive Vice President and Chief Operating Officer during November 1997. Mr. Loetz has held a seat on the Company's Board of Directors since 1993, also having previously served on the Audit Committee. Prior to serving as Executive Vice President and Chief Operating Officer, Mr. Loetz served as President of Comprehensive Financial Services Insurance Agency, Inc., a financial investment advisory company.

         Scott J. Bendert joined the Company in 1993 as Chief Financial Officer and was named Senior Vice President-Finance during October 1997. In 1994, Mr. Bendert was named Treasurer, and in 1995 was appointed Vice President-Finance. From 1984 to 1993, Mr. Bendert held various management positions with Reflectone, Inc., a publicly-held producer of complex computer simulator trainers and devices, most recently as Corporate Controller.

         Keith L. Gibson joined the Company as Senior Vice President-Worldwide Sales and Marketing during October 1997. From 1991 until 1997, Mr. Gibson was a partner of KPMG Peat Marwick LLP ("KPMG") where he acted as the Chief Knowledge Officer ("CKO"). Prior to his role as CKO, Mr. Gibson was Partner in Charge of Outsourcing Assessments. Prior to joining KPMG, Mr. Gibson spent 13 years at IBM in various marketing positions, working his way through many aspects of IBM's marketing area.

         John D. Bray joined the Company in 1996 as Vice President-Human Resources and was named Senior Vice President-Human Resources and Administration during October 1997. From 1989 to 1995, Mr. Bray was Director of Human Resources and Risk Management for Lil' Champ Food Stores, Inc.

         John L. Crites, Jr. joined the Company as Vice President and General Counsel during April 1996. Prior thereto and since 1991, Mr. Crites served as Executive Director of the Vivian L. Smith Foundation for Restorative Neurology at Baylor College of Medicine in Houston, Texas.

Item 2 Properties

         The Company's principal executive offices are located in Tampa, Florida. This facility currently serves as the headquarters for senior management, the financial and administrative departments and the Tampa office. The following table sets forth additional information concerning the Company's facilities:


                   Properties                 General Usage                                  Square Feet        Lease Expiration
    -------------------------------------------------------------------------------------------------------------------------------
    UNITED STATES LOCATIONS
    Tampa, Florida                            Corporate headquarters                              18,000       December 2002
    Tampa, Florida                            Development office                                   5,000       September 1998
    Tampa, Florida                            Office                                              18,000       July 1999

    Bismarck, North Dakota                    IT call centers                                     84,000       Company owned
    Greeley, Colorado                         IT call center                                      42,000       Company owned
    Hays, Kansas                              IT call center                                      42,000       Company owned
    Klamath Falls, Oregon                     IT call center                                      42,000       Company owned
    Minot, North Dakota                       IT call center                                      42,000       Company owned
    Ponca City, Oklahoma                      IT call center                                      42,000       Company owned
    Sterling, Colorado                        IT call center                                      34,000       Company owned
    Fremont, California                       IT call center and fulfillment center              111,500       November 1999
    Nashville, Tennessee                      Fulfillment center                                 121,400       December 1998

    Atlanta, Georgia                          Office                                               2,000       May 2000
    Boise, Idaho                              Office                                               2,400       January 1999
    Boston, Massachusetts                     Office                                              26,000       September 2000
    Boulder, Colorado                         Office                                              13,000       March 1998
    Cary, North Carolina                      Office                                               9,500       December 1999
    Charlotte, North Carolina                 Office                                               2,200       June 2000
    Charlotte, North Carolina                 Office                                              37,800       October 2003
    Dallas, Texas                             Office                                               5,500       June 1998
    Lexington, Kentucky                       Office                                               1,600       June 2000
    Orlando, Florida                          Office                                               2,000       August 1998
    Poughkeepsie, New York                    Office                                               1,000       January 1998
    St. Louis, Missouri                       Office                                               5,500       September 1998

    INTERNATIONAL LOCATIONS

    Amsterdam, The Netherlands                IT call center                                      27,700       April 1999
    Amsterdam, The Netherlands                IT call center                                      12,400       December 1999
    Edinburgh, Scotland                       IT call center                                      35,900       September 2019

                   Properties                 General Usage                                  Square Feet        Lease Expiration
    -------------------------------------------------------------------------------------------------------------------------------

    Les Ulis, France                          IT call center                                      36,200       February 2007
    Bochum, Germany                           IT call center                                      30,000       December 2000
    Stuttgart, Germany                        IT call center                                       9,200       December 2006
    Wilhelmshaven, Germany                    IT call center                                      36,800       March 2003
    Manila, The Philippines                   IT call center                                      13,200       June 2000
    Sunninghill, South Africa                 IT call center                                       4,000       September 2000
    Sveg, Sweden                              IT call center                                      13,200       June 1998
    Shannon, Ireland                          IT call center and fulfillment center               66,000       April 2013

    Hoofddorp, The Netherlands                Fulfillment center                                  12,000       August 1998
    Sevran, France                            Fulfillment center                                  19,400       August 2002
    Galashiels, Scotland                      Fulfillment center                                  92,800       Company owned
    Kista, Sweden                             Fulfillment center                                   6,500       December 2000

    Stockholm, Sweden                         Sales office                                         2,700       December 1999
    Brussels, Belgium                         Office and fulfillment center                       26,900       February 2001


         The Company owns each of its domestic IT call centers as identified and anticipates that additional IT call centers will be required due to growth and expansion.

Item 3  Legal Proceedings

         From time to time, the Company is involved in litigation incidental to its business. In the opinion of management, no litigation to which the Company currently is a party is likely to have a materially adverse effect on the Company's results of operations or financial condition, if decided adversely to the Company.

Item 4  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security-holders during the fourth quarter of the year covered by this report.

                                     PART II

Item 5 Market for the Registrant's Common Equity and Related Shareholder Matters

        The information called for by this item is contained in page 15 of the Company's Annual Report and is incorporated herein by reference.

Item 6  Selected Financial Data

        The information called for by this item is contained in page 14 of the Company's Annual Report and is incorporated herein by reference.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information called for by this Item is contained in pages 16 through 21 of the Company's Annual Report and is incorporated herein by reference.

Item 8  Financial Statements and Supplementary Data

        The information called for by this Item is contained in pages 24 through 44 of the Company's Annual Report and is incorporated herein by reference.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

All information required by Items 10 through 13 with the exception of information on Executive Officers which appears in the report under the caption "Executive Officers of the Registrant" is incorporated by reference to the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

                                     PART IV

Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (a)(1)  Consolidated Financial Statements

            Reports of Independent Certified Public Accountants.

        The following information is contained in pages 24 through 44 of the Company's Annual Report, and is incorporated herein by reference:

         Consolidated Balance Sheets as of December 31, 1996 and 1997. Consolidated Statements of Income for the years ended December 31,
           1995, 1996 and 1997.
         Consolidated Statements of Changes in Shareholders' Equity for the
           years ended December 31, 1995, 1996 and 1997.
         Consolidated Statements of Cash Flows for the years ended December 31,
           1995, 1996 and 1997.
         Notes to Consolidated Financial Statements.

          (a)(2) Financial Statement Schedule

          Schedule II - Valuation and Qualifying Accounts

          (a)(3)  Exhibits

          The following documents are filed as exhibits to this report:

Exhibit
Number   Exhibit Description

2.1 Articles of Merger between Sykes Enterprises, Incorporated, a North Carolina corporation, and Sykes Enterprises, Incorporated, a Florida Corporation, dated March 1, 1996. (1)

2.2 Articles of Merger between Sykes Enterprises, Incorporated and Sykes Realty, Inc. (1)

2.3 Stock Purchase Agreement dated July 1, 1996 among Sykes Enterprises, Incorporated and Johan Holm, Arne Weinz and Norhold Invest AB. (2)

2.4 Stock Purchase Agreement dated August 30, 1996 among Sykes Enterprises, Incorporated and Gordon H. Kraft. (3)

2.5 Merger Agreement dated as of January 10, 1997 among Sykes Enterprises, Incorporated, Info Systems of North Carolina, Inc. and ISNC Acquisition Co. (4)

2.6 Stock Purchase Agreement date March 28, 19997 among Sykes Enterprises, Incorporated, Sykes Holdings of Belgium, B.V.B.A., Cycle B.V.B.A. and Michael McMahon. (5)

2.7 Joint Marketing and Distribution Agreement dated April 30, 1997 by and between Sykes Enterprises, Incorporated and SystemSoft Corporation. (10)

2.8 Common Stock Purchase Agreement dated May 6, 1997 by and between Sykes Enterprises, Incorporated and SystemSoft Corporation. (10)

2.9 Acquisition Agreement, dated May 30, 1997, by and among the holders of all of the capital interests of Telcare Gesellschaft fur Telekommunikations-Mehrwertdienste mbH, Sykes Enterprises GmbH, and Sykes Enterprises, Incorporated. (7)

2.10 Acquisition Agreement, dated September 19, 1997, by and among the holders of all of the capital interests of TAS Telemarketing Gesellschaft fur Kommunikation und Dialog mbH, Sykes Enterprises, GmbH, and Sykes Enterprises, Incorporated. (8)

2.11 Acquisition Agreement, dated September 25, 1997, by and among the holders of all of the capital interests of TAS Hedi Fabinyi GmbH, Sykes Enterprises, GmbH, and Sykes Enterprises, Incorporated. (8)

2.12 Shareholder Agreement dated December 18, 1997, by and among Sykes Enterprises, Incorporated and HealthPlan Services Corporation (filed herewith).

2.13 Acquisition Agreement, dated December 31, 1997, by and among the holders of all of the capital interests of McQueen International Limited and Sykes Enterprises, Incorporated. (11)

3.1 Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (12)

3.2            Bylaws of Sykes Enterprises, Incorporated, as amended. (12)

4.1 Specimen certificate for the Common Stock of Sykes Enterprises, Incorporated. (1)

10.1 Loan Agreement between NationsBank, N.A. and Sykes Enterprises, Incorporated dated as of December 31, 1996. (6)

10.2           Employment Agreement dated as of January 1, 1996 between John H.
               Sykes and Sykes Enterprises, Incorporated. (1)

10.3 Form of Employment Agreement between executive officers and Sykes Enterprises, Incorporated. (1)

10.4 Stock Option Agreement between Sykes Enterprises, Incorporated and David E. Garner dated as of December 31, 1995. (1)

10.5           1996 Employee Stock Option Plan. (1)

10.6           1996 Non-Employee Director Stock Option Plan. (1)

10.7           1996 Non-Employee Directors' Fee Plan. (1)

10.8           Form of Split Dollar Plan Documents. (1)

10.9           Form of Split Dollar Agreement. (1)

10.10 Form of Indemnity Agreement between directors and executive officers and Sykes Enterprises, Incorporated. (1)

10.11 Aircraft Lease Agreement between JHS Leasing of Tampa, Inc. as lessor and Sykes Enterprises, Incorporated as lessee, dated December 1, 1995. (1)

10.12 Single Tenant Property Lease Agreement between Sykes Investments as landlord and Sykes Enterprises, Incorporated as tenant dated October 31, 1989, for building in Charlotte, North Carolina. (1)

10.13 Tax Indemnification Agreement between Sykes Enterprises, Incorporated and John H. Sykes. (1)

10.14 Consultant Agreement between Sykes Enterprises, Incorporated and E.J. Milani Consulting Corp. dated April 1, 1996. (1)

13.1 1997 Sykes Enterprises, Incorporated Annual Report (incorporates sections only in electronic filing).

21.1           List of subsidiaries of Sykes Enterprises, Incorporated.

23.2           Consent of Coopers & Lybrand L.L.P.

23.3           Consent of Grant Thornton.

24.1 Power of Attorney relating to subsequent amendments (included on the signature page of this report).

27.1           Financial Data Schedule (for SEC use only)(filed herewith)

99.1 McQueen International Limited Consolidated Financial Statements for Years Ended February 28, 1997 and 1996 (filed herewith).

99.2 McQueen International Limited Pro Forma Financial Statements for the Ten Months Ended December 31, 1997 (filed herewith).

---------------

(1) Filed as the same numbered Exhibit to Registrant's Registration Statement on Form S-1 (Registration No. 333-2324) and incorporated herein by reference.

(2) Filed as an Exhibit to the Registrant's Form 8-K dated July 31, 1996 and incorporated herein by reference.

(3) Filed as an Exhibit to the Registrant's Form 8-K dated September 16, 1996 and incorporated herein by reference.

(4) Included as Appendix A to the Proxy Statement/Prospectus contained in the Registrant's Registration Statement on Form S-4 (Registration No. 333-20465) and incorporated herein by this reference.

(5) Filed as an Exhibit to the Registrant's Form 10-K dated March 30, 1997 and incorporated herein by reference.

(6) Filed as Exhibit 2.5 to the Registrant's Registration Statement on Registration No. 333-20465.

(7) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated June 16, 1997 and incorporated herein by reference.

(8) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated September 26, 1997 and incorporated herein by reference.

(9) Filed as the same numbered Exhibit to Registrant's Registration Statement on Form S-3 (Registration No. 333-38513) and incorporated herein by reference.

(10) Filed as an Exhibit to the Registrant's Form 10-Q dated June 29, 1997 and incorporated herein by reference.

(11) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated January 15, 1998 and incorporated herein by reference.

(12) Filed as an Exhibit to Registrant's Registration Statement on Form S-3 (Registration No. 333-38513) and incorporated herein by reference.

(13) Filed as an Exhibit to Registrant's Registration Statement on Form S-3 (Registration No. 333-46569) and incorporated herein by reference.

          (b) Reports on Form 8-K

                  None

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 16th day of March, 1998.

                                          SYKES ENTERPRISES, INCORPORATED
                                          (Registrant)


                                By: /s/  Scott J. Bendert
                                    ---------------------------------------
                                    Scott J. Bendert,
                                    Senior Vice President-Finance, Treasurer
                                    and Chief Financial Officer

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

    Signature                        Title                                          Date


/s/John H. Sykes                  Chairman of the Board, President, Chief           March 16, 1998
---------------------             Executive Officer and Director (Principal
John H. Sykes                     Executive Officer)


/s/Scott J. Bendert               Senior Vice President-Finance, Chief Financial    March 16, 1998
---------------------             Officer and Treasurer (Principal Financial and
Scott J. Bendert                  Accounting Officer)


/s/Gordon H. Loetz                Executive Vice President, Chief Operating         March 16, 1998
---------------------             Officer and Director
Gordon H. Loetz

/s/Furman P. Bodenheimer, Jr.                                                                     March 16, 1998
-----------------------------
Furman P. Bodenheimer, Jr.                       Director

/s/John D. Gannett, Jr.                                                                           March 16, 1998
-----------------------------
John D. Gannett, Jr.                             Director

/s/H. Parks Helms                                                                                 March 16, 1998
-----------------------------
H. Parks Helms                                   Director

/s/Ernest J. Milani                                                                               March 16, 1998
-----------------------------
Ernest J. Milani                                 Director

/s/Adelaide A. Sink                                                                               March 16, 1998
-----------------------------
Adelaide A. Sink                                 Director

/s/R. James Stroker                                                                               March 16, 1998
-----------------------------
R. James Stroker                                 Director

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Sykes Enterprises, Incorporated


We have audited the consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries as of December 31, 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 1997, which financial statements are included on pages 24 through 44 of the Sykes Enterprises, Incorporated and subsidiaries Annual Report and incorporated by reference herein. We have also audited the financial statement schedule on page 26 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sykes Enterprises, Incorporated and subsidiaries as of December 31, 1997 and the consolidated results of their operations and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

We previously audited and reported on the consolidated statements of income and cash flows of Sykes Enterprises, Incorporated and subsidiaries for the years ended December 31, 1995 and 1996, prior to their restatement for the 1997 pooling of interest of McQueen International Limited. The contribution of Sykes Enterprises, Incorporated and subsidiaries to revenues and net income represented 69 percent and 69 percent in 1995 and 73 percent and 84 percent in 1996, respectively, of the respective restated totals. Separate financial statements of McQueen International Limited included in the 1995 and 1996 restated consolidated statements of income and cash flows were audited and reported on separately by other auditors. We also audited the combination of the accompanying consolidated balance sheet as of December 31, 1996 and the statements of income and cash flows for the years ended December 31, 1995 and 1996, after restatement for the 1997 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Notes 1 and 2 of notes to consolidated financial statements.

                                                        Coopers & Lybrand L.L.P.


Tampa, Florida
March 6, 1998

MCQUEEN INTERNATIONAL LIMITED
REPORT OF THE INDEPENDENT AUDITORS


Board of Directors
McQueen International Limited

We have audited the consolidated balance sheets of McQueen International Limited and its subsidiaries as of February 28, 1997 and 1996 and the related consolidated statement of earnings, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McQueen International Limited and its subsidiaries as of February 28, 1997 and 1996 and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.


GRANT THORNTON
Edinburgh
United Kingdom

February 18, 1998

                         SYKES ENTERPRISES, INCORPORATED

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1995, 1996 and 1997


                                                             Additional
                                                             Charge to
                                          Beginning           Cost and                                 Ending
                                           Balance            Expenses             Deductions(1)       Balance
                                        ---------------   -------------------   -------------------  --------------

Year ended December 31, 1995
  Allowance for doubtful
  Accounts..............................      $192,396              $251,200              $132,857        $310,739
Year ended December 31, 1996
  Allowance for doubtful
  Accounts..............................       310,739               317,811               130,421         498,129
Year ended December 31, 1997
  Allowance for doubtful
  Accounts..............................       498,129               167,396               128,130         537,395
--------------------------

(1)  Write-offs and recoveries

                                  EXHIBIT INDEX


Exhibit
Number                         Exhibit Description


  2.1  --       Articles of Merger between Sykes Enterprises, Incorporated, a
                North Carolina corporation, and Sykes Enterprises,
                Incorporated, a Florida corporation, dated March 1, 1996. (1)

  2.2  --       Articles of Merger between Sykes Enterprises, Incorporated and
                Sykes Realty, Inc. (1)

  2.3  --       Stock Purchase Agreement dated July 1, 1996 among Sykes
                Enterprises, Incorporated and Johan Holm, Arne Weinz and
                Norhold Invest AB. (2)

  2.4  --       Stock Purchase Agreement dated August 30, 1996 among Sykes
                Enterprises, Incorporated and Gordon H. Kraft. (3)

  2.5  --       Merger Agreement dated as of January 10, 1997 among Sykes
                Enterprises, Incorporated, Info Systems of North Carolina,
                Inc. and ISNC Acquisition Co. (4)

  2.6  --       Stock Purchase Agreement dated March 28, 1997 among Sykes
                Enterprises, Incorporated, Sykes Holdings of Belgium,
                B.V.B.A., Cycle B.V.B.A. and Michael McMahon. (6)

  2.7  --       Joint Marketing and Distribution Agreement dated April 30,
                1997 by and between Sykes Enterprises, Incorporated and SystemSoft Corporation. (10)

  2.8  --       Common Stock Purchase Agreement dated May 6, 1997 by and
                between Sykes Enterprises, Incorporated and SystemSoft
                Corporation. (10)

  2.9  --       Acquisition Agreement, dated May 30, 1997, by and among the holders of all of the capital interests of Telcare
                Gesellschaft fur Telekommunikations-Mehrwertdienste mbH, Sykes
                Enterprises GmbH, and Sykes Enterprises, Incorporated. (7)

  2.10 -- Acquisition Agreement, dated September 19, 1997, by and among the holders of all of the capital interests of TAS Telemarketing Gesellschaft fur Kommunikation und Dialog mbH, Sykes Enterprises GmbH, and Sykes Enterprises, Incorporated.
                (8)

  2.11 -- Acquisition Agreement, dated September 25, 1997, by and among the holders of all of the capital interests of TAS Hedi Fabinyi GmbH, Sykes Enterprises GmbH, and Sykes Enterprises, Incorporated. (8)

  2.12 -- Shareholder Agreement, dated December 18, 1997, by and among Sykes Enterprises, Incorporated and HealthPlan Services Corporation (filed herewith).

  2.13 -- Acquisition Agreement, dated December 31, 1997, by and among the holders of all of the capital interests of McQueen International Limited and Sykes Enterprises, Incorporated.
              (11)

  3.1  --     Articles of Incorporation of Sykes Enterprises, Incorporated
              as amended. (12)

  3.2  --     Bylaws of Sykes Enterprises, Incorporated, as amended. (12)

  4.1  --     Specimen certificate for the Common Stock of Sykes
              Enterprises, Incorporated. (1)

  10.1 --     Loan Agreement between NationsBank, N.A. and Sykes
              Enterprises, Incorporated dated as of December 31, 1996. (6)

  10.2 --     Employment Agreement dated as of January 1, 1996 between John
              H. Sykes and Sykes Enterprises, Incorporated. (1)

  10.3 -- Form of Employment Agreement between executive officers and Sykes Enterprises, Incorporated. (1)

  10.4 -- Stock Option Agreement between Sykes Enterprises, Incorporated and David E. Garner dated as of December 31, 1995. (1)

  10.5 --     1996 Employee Stock Option Plan. (1)

  10.6 --     1996 Non-Employee Director Stock Option Plan. (1)

  10.7 --     1996 Non-Employee Directors' Fee Plan. (1)

  10.8 --     Form of Split Dollar Plan Documents. (1)

  10.9 --     Form of Split Dollar Agreement. (1)

  10.10 -- Form of Indemnity Agreement between directors and executive officers and Sykes Enterprises, Incorporated. (1)

  10.11 -- Aircraft Lease Agreement between JHS Leasing of Tampa, Inc. as lessor and Sykes Enterprises, Incorporated as lessee, dated December 1, 1995. (1)

  10.12 -- Single Tenant Property Lease Agreement between Sykes Investments as landlord and Sykes Enterprises, Incorporated as tenant dated October 31, 1989, for building in Charlotte, North Carolina. (1)

  10.13 -- Tax Indemnification Agreement between Sykes Enterprises, Incorporated and John H. Sykes. (1)

  10.14 -- Consultant Agreement between Sykes Enterprises, Incorporated and E.J. Milani Consulting Corp. dated April 1, 1996. (1)

13.1 -- 1996 Sykes Enterprises, Incorporated Annual Report (incorporates sections only in electronic filing).

21.1  --      List of subsidiaries of Sykes Enterprises, Incorporated.

23.2  --      Consent of Coopers & Lybrand L.L.P.

23.3  --      Consent of Grant Thornton.

24.1  --      Power of Attorney relating to subsequent amendments (included on the signature page of this report).

27.1  --      Financial Data Schedule (for SEC use only).

99.1  --      McQueen International Limited Consolidated Financial Statements
              for Years Ended February 28, 1997 and 1996 (filed herewith).

99.2  --      McQueen International Limited Pro Forma Financial Statements for
              Ten Months Ended December 31, 1997 (filed herewith).
---------------

(1) Filed as the same numbered Exhibit to Registration No. 333-2324 and incorporated herein by reference.

(2) Filed as an Exhibit to the Registrant's Form 8-K dated July 31, 1996 and incorporated herein by reference.

(3) Filed as an Exhibit to the Registrant's Form 8-K dated September 16, 1996 and incorporated herein by reference.

(4) Included as Appendix A to the Proxy Statement/Prospectus contained in the Registrant's Registration Statement on Form S-4
         (Registration No. 333-20465) and incorporated herein by this reference.

(5) Filed as an Exhibit to the Registrant's Form 8-K dated March 30, 1997 and incorporated herein by reference.

(6) Filed as Exhibit 2.5 to the Registrant's Registration Statement on Registration No. 333-20465.

(7) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated June 16, 1997 and incorporated herein by reference.

(8) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated September 26, 1997 and incorporated herein by reference.

(9) Filed as the same numbered Exhibit to Registrant's Registration Statement on Form S-3 (Registration No. 333-38513) and incorporated herein by reference.

(10) Filed as an Exhibit to the Registrant's Form 10-Q dated June 29, 1997 and incorporated herein by reference.

(11) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated January 15, 1998 and incorporated herein by reference.

(12) Filed as an Exhibit to Registrant's Registration Statement on Form S-3 (Registration No. 333-38513) and incorporated herein by reference.

(13) Filed as an Exhibit to Registrant's Registration Statement on Form S-3 (Registration No. 333-46569) and incorporated herein by reference.