Form 10-Q
period 1998-03-31
SYKES ENTERPRISES INC
filed 1998-04-28
CIK 1010612

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended                March 31, 1998
                                       -----------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from __________________ to __________________

Commission File No.                   0-28274
                   -------------------------------------------------------------

                         SYKES ENTERPRISES, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Florida                                      56-1383460
---------------------------------                    ---------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

     100 North Tampa Street, Suite 3900, Tampa, FL            33602
--------------------------------------------------------------------------------
      (Address of principal executive office)               (Zip Code)

Registrant's telephone number, including area code:        813-274-1000
                                                   -----------------------------

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

                  [ ] Yes                    [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.01 Par Value, 39,133,216 shares as of April 27, 1998



                               Page 1 of 45 Pages
                      The Exhibit Index Appears on Page 13

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                         SYKES ENTERPRISES, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,         MARCH 31,
                                                                1997               1998
                                                           -------------       -------------
ASSETS                                                              (Unaudited)
Current assets
 Cash and cash equivalents ..........................      $  70,523,067       $  27,902,400
 Receivables, including unbilled ....................         68,520,471          75,664,256
 Prepaid expenses and other current assets ..........         11,377,920          13,977,704
                                                           -------------       -------------
  Total current assets ..............................        150,421,458         117,544,360

Property and equipment, net .........................         71,282,183          72,889,748
Marketable securities ...............................          7,800,002           3,931,408
Investment in joint venture .........................          2,285,142           6,253,120
Deferred charges and other assets ...................          9,874,680          10,483,075
                                                           -------------       -------------

                                                           $ 241,663,465       $ 211,101,711
                                                           =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Current installments of long-term debt .............      $   2,989,271       $   1,141,424
 Accounts payable ...................................         19,905,671          19,742,216
 Income tax payable .................................          2,725,177           4,378,650
 Accrued employee compensation and benefits .........         10,035,233          12,583,677
 Other accrued expenses and current liabilities .....          6,449,650          10,979,865
                                                           -------------       -------------
  Total current liabilities .........................         42,105,002          48,825,832

Long-term debt ......................................         33,312,597           2,009,480
Deferred income taxes ...............................          4,374,963           4,072,515
Deferred grants .....................................         14,083,691          13,635,868
                                                           -------------       -------------
  Total liabilities .................................         93,876,253          68,543,695
                                                           -------------       -------------

Commitments and contingencies (Notes 1 and 4)

Shareholders' equity
 Preferred stock, $0.01 par value, 10,000,000 shares
  authorized; no shares issued and outstanding ......                 --                  --
 Common stock, $0.01 par value; 200,000,000 shares
  authorized; 39,057,626 and 39,129,986 shares
  issued and outstanding ............................            390,576             391,300
 Additional paid-in capital .........................        133,579,200         133,610,048
 Retained earnings ..................................         17,106,620          15,634,963
 Unrealized loss on securities, net of taxes ........           (734,518)         (3,603,112)
 Accumulated foreign currency translation adjustments         (2,554,666)         (3,475,183)
                                                           -------------       -------------
   Total shareholders' equity .......................        147,787,212         142,558,016
                                                           -------------       -------------

                                                           $ 241,663,465       $ 211,101,711
                                                           =============       =============

See accompanying notes to consolidated financial statements

                         SYKES ENTERPRISES, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED MARCH 30, 1997 AND MARCH 31, 1998
                                   (Unaudited)

                                                    1997               1998
                                                ------------       ------------
Revenues ................................       $ 66,596,945       $ 89,149,324
                                                ------------       ------------

Operating expenses
 Direct salaries and related costs ......         39,639,200         55,643,607
 General and administrative .............         19,305,926         23,472,489
                                                ------------       ------------
  Total operating expenses ..............         58,945,126         79,116,096
                                                ------------       ------------
Income from operations ..................          7,651,819         10,033,228
Other income (expense)
 Interest, net ..........................            383,469             76,748
 Net loss from joint venture ............                 --         (8,015,149)
 Other ..................................             58,401            (12,484)
                                                ------------       ------------
  Total other income (expense) ..........            441,870         (7,950,885)
                                                ------------       ------------
Income before income taxes ..............          8,093,689          2,082,343
Provision for income taxes ..............          2,946,821          3,554,000
                                                ------------       ------------


Net income (loss) .......................       $  5,146,868       $ (1,471,657)
                                                ============       ============



Basic net income (loss) per share .......       $       0.13       $      (0.04)
                                                ============       ============
Diluted net income (loss) per share .....       $       0.13       $      (0.04)
                                                ============       ============


Shares outstanding
 Basic ..................................         38,858,274         39,058,422
 Diluted ................................         40,164,647         40,156,812






See accompanying notes to consolidated financial statements

                         SYKES ENTERPRISES, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED MARCH 30, 1997 AND MARCH 31, 1998
                                   (Unaudited)

                                                                           1997               1998
                                                                       ------------       ------------
Cash flows from operating activities:
 Net income (loss) ..............................................      $  5,146,868       $ (1,471,657)
 Depreciation and amortization ..................................         2,741,652          3,835,693
 In-process research and development costs expensed
  by joint venture ..............................................                --          8,042,500
 Deferred income taxes ..........................................           543,557           (406,637)
 Loss (gain) on disposal of property and equipment ..............             1,700             (2,230)
 Changes in assets and liabilities:
  Receivables, including unbilled ...............................        (4,493,740)        (7,373,311)
  Prepaid expenses and other current assets .....................        (1,360,976)        (2,807,176)
  Deferred charges and other assets .............................        (1,712,782)          (768,802)
  Accounts payable ..............................................          (368,660)          (163,455)
  Income taxes payable ..........................................         1,893,400          2,066,714
  Accrued employee compensation and benefits ....................         1,808,617          2,548,444
  Other accrued expenses and current liabilities ................        (2,017,507)         4,663,730
                                                                       ------------       ------------
   Net cash provided by operating activities ....................         2,182,129          8,163,813
                                                                       ------------       ------------

Cash flows from investing activities:
 Capital expenditures ...........................................        (4,538,469)        (5,749,649)
 Investment in joint venture ....................................                --        (12,016,127)
 Acquisition of business ........................................        (1,800,000)                --
 Proceeds from sale of marketable security ......................                --          1,000,000
 Proceeds from sale of property and equipment ...................             3,854             21,205
                                                                       ------------       ------------
    Net cash used for investing activities ......................        (6,334,615)       (16,744,571)
                                                                       ------------       ------------

Cash flows from financing activities:
 Proceeds from grants ...........................................           187,428                 --
 Proceeds from issuance of stock.................................                --             31,572
 Proceeds from issuance of long-term debt .......................         8,080,874                 --
 Payment of long-term debt ......................................        (1,771,189)       (33,150,964)
                                                                       ------------       ------------
    Net cash provided by (used for) financing activities ........         6,497,113        (33,119,392)
                                                                       ------------       ------------

Adjustment for foreign currency translation .....................          (596,688)          (920,517)
                                                                       ------------       ------------

Net increase (decrease) in cash and cash equivalents ............         1,747,939        (42,620,667)
Cash and cash equivalents - beginning ...........................        92,836,884         70,523,067
                                                                       ------------       ------------

Cash and cash equivalents - ending ..............................      $ 94,584,823       $ 27,902,400
                                                                       ============       ============


See accompanying notes to consolidated financial statements

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED MARCH 30, 1997 AND MARCH 31, 1998
                                   (Unaudited)


Sykes Enterprises, Incorporated and consolidated subsidiaries (the "Company") provides integrated information technology outsourcing services including information technology support services, information technology development services and solutions. The Company's services are provided to a wide variety of industries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 1997 included in the Company's Form 10-K dated December 31, 1997 as filed with the United States Securities and Exchange Commission on March 16, 1998.

NOTE 1 - ACQUISITIONS AND MERGERS

On March 31, 1997, the Company acquired Info Systems of North Carolina, Inc. ("Info Systems") in exchange for approximately 1.1 million shares of the Company's common stock. The Company accounted for the acquisition utilizing the pooling-of-interests method of accounting. Info Systems is engaged in the design, development, licensing and support of information management solutions to the retail, manufacturing and distribution industries.

On June 16, 1997, the Company acquired all of the stock of Telcare Gesellschaft fur Telekommunikations-Mehrwertdieste mbH ("Telcare") of Wilhelmshaven, Germany, in exchange for 750,000 shares of the Company's common stock. The Company accounted for the acquisition utilizing the pooling-of-interests method of accounting. Telcare operates an information technology call center and provides technical support and service to numerous industries in Germany.

On September 26, 1997, the Company acquired all of the stock of TAS Telemarketing Gesellschaft fur Kommunikation und Dialog mbH ("TAS I") of Bochum, Germany in exchange for 400,000 shares of the Company's common stock. The Company accounted for the acquisition utilizing the pooling-of-interests method of accounting. TAS I provides technical call center support and customer care services, database development, consulting and training services to customers in Germany and surrounding countries.

On September 26, 1997, the Company acquired all of the stock of TAS Hedi Fabinyi GmbH ("TAS II") of Stuttgart, Germany, in exchange for 180,000 shares of the Company's common stock. The Company accounted for the acquisition utilizing the pooling-of-interests method of accounting. TAS II provides technical call center support and customer care services, to customers in Germany and surrounding countries.

On December 31, 1997, the Company acquired all of the stock of McQueen International Limited ("McQueen") of Galashiels, Scotland, in exchange for 3,540,000 shares of the Company's common stock. The Company accounted for the acquisition utilizing the pooling-of-interests method of accounting. McQueen provides inbound call center support and customer service, software fulfillment and foreign language translation and localization services.

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED MARCH 30, 1997 AND MARCH 31, 1998
                                   (Unaudited)


NOTE 1 - ACQUISITIONS AND MERGERS, continued

The above transactions have been accounted for as pooling-of-interests and, accordingly, the consolidated financial statements for the periods presented have been restated to include the accounts of Info Systems, Telcare, TAS I, TAS II and McQueen.

Separate results of operations for the period prior to the mergers with Info Systems, Telcare, TAS I, TAS II and McQueen are outlined below.

                                                                Three months ended
                                                                     March 30,
                                                                        1997
                                                                ------------------
Revenue:
 Sykes .................................................           $ 38,245,596
 Info Systems ..........................................              7,022,451
 Telcare ...............................................              1,404,904
 TAS I .................................................              1,090,506
 TAS II ................................................                408,000
 McQueen ...............................................             18,425,488
                                                                   ------------
Combined ...............................................           $ 66,596,945
                                                                   ============

Net income:
 Sykes .................................................           $  4,021,527
 Info Systems ..........................................                 46,186
 Telcare ...............................................                 42,589
 TAS I .................................................                 71,000
 TAS II ................................................                 28,000
 McQueen ...............................................                937,566
                                                                   ------------
Combined ...............................................           $  5,146,868
                                                                   ============

Other changes in shareholders' equity:
 Sykes .................................................           $   (337,279)
 Info Systems ..........................................                     --
 Telcare ...............................................                     --
 TAS I .................................................                     --
 TAS II ................................................                     --
 McQueen ...............................................               (259,409)
                                                                   ------------
Combined ...............................................           $   (596,688)
                                                                   ============

NOTE 2 - MARKETABLE SECURITIES

During May 1997, the Company purchased approximately 1.066 million shares of SystemSoft Corp. common stock in conjunction with a strategic technology exchange agreement between the parties. In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities", this investment is classified as an available-for-sale security and is carried at an aggregate market value of $3.9 million as of March 31, 1998. The Company's cost basis in this investment is $8.0 million, and the unrealized loss of $3.6 million, net of deferred income taxes of approximately $1.1 million, is reported as a separate component of shareholders' equity.

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED MARCH 30, 1997 AND MARCH 31, 1998
                                   (Unaudited)


NOTE 3 - INVESTMENT IN JOINT VENTURE

The Company has a 50% interest in a joint venture that is accounted for using the equity method of accounting. Accordingly, the Company records its proportionate share of the gains and losses of the joint venture in the consolidated statement of income.

During March 1998, the Company's joint venture entity acquired Health International ("HI") and Prudential Service Bureau, Inc. ("PSBI"). The combined purchase price of the two acquisitions was $72.6 million. HI is a disease management company that provides a comprehensive managed medical care program for employees and plan administrators. PSBI provides a wide range of call center-based health and welfare benefits and administrative services.

These acquisitions were accounted for by the joint venture utilizing the purchase method of accounting. As a result, the Company recorded non-recurring charges of approximately $8.0 million, primarily representing its share of the joint venture's acquired in-process research and development.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

During February 1998, the Company entered into a new $150.0 million syndicated facility which provides for multi-currency lending. This new facility accrues borrowings at tiered levels between 75 and 175 basis points above listed LIBOR pursuant to a defined ratio calculation within the agreement. The facility, which matures in February 2001, contains certain financial covenants associated with debt, leverage and coverage ratios and capital expenditures and acquisitions as defined by the agreement. There were no borrowings under this syndicated credit facility at March 31, 1998.

The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company's future financial position.

NOTE 5 - COMPREHENSIVE INCOME

Effective January 1, 1998 the Company has adopted Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. Prior periods will be reclassified as required. The Company's total comprehensive earnings were as follows:

                                                Three months ended
                                           -------------------------------
                                              March 30,         March 31,
                                                1997              1998
                                           -------------      ------------
Net income (loss)                           $5,146,868        $ (1,471,657)

Other comprehensive earnings (losses):
     Change in equity due to foreign
       currency translation adjustments       (596,688)           (920,517)
                                            ----------        ------------
Comprehensive earnings                      $4,550,180        $ (2,392,174)
                                            ==========        ============



NOTE 6 - EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury stock method.

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED MARCH 30, 1997 AND MARCH 31, 1998
                                   (Unaudited)


NOTE 6 - EARNINGS PER SHARE, continued

The numbers of shares used in the earnings per share computation are as follows:

                                                         Three months ended
                                                    ----------------------------
                                                     March 30,         March 31,
                                                       1997              1998
                                                    ----------        ----------
Basic:
 Weighted average common outstanding .......        38,858,274        39,058,422
                                                    ----------        ----------

   Total basic .............................        38,858,274        39,058,422

Diluted:
Dilution of stock options ..................         1,306,373         1,098,390
                                                    ----------        ----------

   Total diluted ...........................        40,164,647        40,156,812
                                                    ==========        ==========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Sykes Enterprises, Incorporated ("Sykes" or the "Company") Consolidated Financial Statements, including the notes thereto. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis.

FINANCIAL CONDITION

The Company's primary sources of liquidity are equity offerings, cash flows from operations and available borrowings under its credit facility. The Company has utilized these proceeds and the balance of the funds available from its equity offerings to make additional capital expenditures associated primarily with its technical support services, to repay debt associated with entities it has acquired subsequent to the public offerings, to acquire interest in and provide capitalization to a joint venture entry into the healthcare service industry, invest in technology applications to further the Company's service offerings, and for working capital and general corporate purposes. In addition, the Company intends similar uses from the balance of its funds, including possible additional acquisitions. Pending any such use, the Company will invest the balance of its funds in short-term, investment-grade securities or money market instruments.

During February 1998, the Company entered into a new $150.0 million syndicated facility which provides for multi-currency lending. This new facility accrues borrowings at tiered levels between 75 and 175 basis points above listed LIBOR pursuant to a defined ratio calculation within the agreement. The facility, which matures in February 2001, contains certain financial covenants associated with debt, leverage and coverage ratios and capital expenditures and acquisitions as defined by the agreement.

During the three month period ended March 31, 1998, the Company generated approximately $8.2 million in cash, net, from operations. The Company utilized these funds and its available cash and cash equivalents to fund $33.2 million repayment of debt, $12.0 million of additional capitalization in a joint venture and $5.7 million of capital expenditures. The debt repayments were associated with assumed debt levels resulting from certain acquisitions the Company completed during 1997. During the first quarter of 1998, the Company invested approximately $12.0 million of additional capital in a joint venture entity, Sykes Health Plan Services, Inc. The capital equipment expenditures were predominately the result of the Company's continued expansion, both domestically and internationally, in providing technical product support services. The Company has recently announced commencement of construction of its tenth domestic call center (twenty-first total) and anticipates that this new facility will become operational during the third quarter of 1998. Pursuant to contractual terms, the Company will receive a package of incentives associated with this center consistent with those previously obtained.

The Company believes that its current cash position, accessible funds under its credit facilities and cash flows from future operations, will be adequate to meet its continued expansion objectives, anticipated levels of capital expenditures and debt repayment requirements, including those that may be required pursuant to the integration of its acquisitions, for the foreseeable future.


RESULTS OF OPERATIONS

For the three months ended March 31, 1998, the Company recorded consolidated revenues of $89.1 million, an increase of approximately $22.5 million, or 34%, from the $66.6 million

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

of the comparable period of the previous year. These results reflect an increase in revenues of $12.1 million from information technology support services provided through IT call centers, an increase in revenues of $10.9 million from fulfillment services, partially offset by a decrease of $0.5 million from information technology services and solutions. The increase in information technology support services revenues was primarily attributable to an increase in the number of IT call centers providing services throughout the period and the resultant increase in call volumes from clients. During the fourth quarter of 1997, the Company opened two new IT call centers which were fully operational during the first quarter of 1998. The increase in fulfillment services revenue is primarily associated with an acquisition completed during the second quarter of 1997 by McQueen, which was accounted for utilizing the purchase method of accounting. The decrease in information technology services and solutions was primarily attributable to the decrease in software sales.

Direct salaries and related costs increased approximately $16.0 million to $55.6 million, or 40%, in the three-month period in 1998 from $39.6 million in the comparable period in 1997. As a percentage of revenues, direct salaries and related costs increased to approximately 62% in the 1998 quarter from approximately 60% from the same quarter in 1997. The increase in the amount of direct salaries and related costs was primarily attributable to the change in the Company's mix of business associated with the McQueen acquisition and the addition of personnel to support revenue growth.

General and administrative expenses increased approximately $4.2 million to $23.5 million, or 22%, in the 1998 period, from $19.3 million during the same period in 1997. As a percentage of revenues, however, general and administrative expenses decreased to 26% in 1998 from 29% in 1997. The increase in the amount of general and administrative expenses was primarily attributable to the addition of management, sales and administrative personnel to support the Company's growth. The decrease as a percentage of revenues resulted from economies of scale associated with spreading costs over a larger revenue base.

Interest and other expense was $8.0 million during the first quarter of 1998 from interest and other income of $0.4 million during the comparable 1997 period. As a percentage of revenues, interest and other expense was approximately 9% in 1998 from interest and other income of 1% in 1997. The increase in interest and other expense was primarily attributable to the occurrence of approximately $8.0 million of acquisition-related, in-process research and development costs associated with the acquisitions completed by the joint venture, which was recorded as other expense. During 1998, the Company repaid a significant amount of outstanding bank debt.

The provision for income taxes increased to $3.6 million in the first quarter of 1998 from $2.9 million in 1997, however, as a percentage of revenue, decreased to 4.0% during the 1998 period when contrasted to approximately 4.4% for the comparable 1997 period. The Company's marginal tax rate increased to 171% from 36% during the first quarter of 1997 primarily as a result of nondeductible in-process research and development costs, associated with the acquisitions completed by the joint venture.

                           PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The following document is filed as an exhibit to this Report:

                           10.1 Credit Agreement between NationsBank, N.A. and Sykes Enterprises, Incorporated dated as of February 27, 1998.

                           10.2 Amendment No. 1 to Credit Agreement between NationsBank, N.A. and Sykes Enterprises, Incorporated dated as of March 20, 1998.

                           10.3     Guaranty Agreement between Sykes
                                    Enterprises, Incorporated and HealthPlan
                                    Services Corp. to NationsBank N.A.
                                    dated March 16, 1998.

                           27.1 Financial Data Schedule - Three months ended March 31, 1998

                           27.2 Financial Data Schedule - Three months ended March 31, 1997 (restated)

                           27.3 Financial Data Schedule - Year ended December 31, 1996 (restated)

                           27.4 Financial Data Schedule - Year ended December 31, 1995 (restated)


         (b)      Reports on Form 8-K


                  The Registrant filed a Form 8-K, dated December 31, 1997, on January 14, 1998, reporting under Item 5 the completed business combination of the Registrant with McQueen International Limited.

                  The Registrant filed a Form 8-K, dated September 26, 1997 on February 13, 1998, reporting under Item 5 the completed business combinations of the Registrant with TAS Telemarketing Gesellschaft fur Kommunikation und Dialog mbH ("TAS I") and TAS Hedi Fabinyi GmbH ("TAS II"). As part of the Form 8-K, the Registrant filed Consolidated Financial Statements as of December 31, 1995 and 1996 and for the year ended July 31, 1994, the five months ended December 31, 1994, and for the years ended December 31, 1995 and 1996 which have been restated to give retroactive effect to the combination with TAS I and TAS II, and include the combined operations of the Registrant, TAS I and TAS II for all periods presented.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SYKES ENTERPRISES, INCORPORATED
                                             (Registrant)


Date:      April 28, 1998                    By: /s/ Scott J. Bendert
     -------------------------------             -------------------------------

                                             Scott J. Bendert
                                             Senior Vice President-Finance
                                             and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)

                         SYKES ENTERPRISES, INCORPORATED

                                    FORM 10-Q
                   (For the Three Months Ended March 31, 1998)


                                  EXHIBIT INDEX

EXHIBIT
10.1     Credit Agreement between NationsBank N.A. and Sykes Enterprises,
         Incorporated dated as of February 27, 1998

10.2     Amendment No. 1 to Credit Agreement between NationsBank N.A. and Sykes
         Enterprises, Incorporated dated as of March 20, 1998

10.3     Guaranty Agreement between Sykes Enterprises, Incorporated and
         HealthPlan Services Corp. to NationsBank N.A. dated March 16, 1998

27.1     Financial Data Schedule - Three months ended March 31, 1998

27.2     Financial Data Schedule - Three months ended March 30, 1997 (restated)

27.3     Financial Data Schedule - Year ended December 31, 1996 (restated)

27.4     Financial Data Schedule - Year ended December 31, 1995 (restated)