Form 10-Q
period 1998-06-30
SYKES ENTERPRISES INC
filed 1998-07-28
CIK 1010612

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   (Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended  June 30, 1998

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ______________ to _______________

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

    Common Stock, $0.01 Par Value, 39,274,198 shares as of July 27, 1998.





                               Page 1 of 14 Pages
                     The Exhibit Index Appears on Page 14

                                    PART I

   Item 1 - Financial Statements

                        SYKES ENTERPRISES, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                                           December 31,          June 30,
                                                               1997                1998
                                                           ------------         -----------
                                                                                (Unaudited)
   ASSETS
   Current assets
    Cash and cash equivalents..........................    $  70,523,067        $  27,230,515
    Receivables, including unbilled....................       68,520,471           82,895,871
    Prepaid expenses and other current assets..........       11,377,920           12,764,303
                                                            ------------         ------------
      Total current assets.............................      150,421,458          122,890,689

   Property and equipment, net.........................       71,282,183           75,252,974
   Marketable securities...............................        7,800,002            1,599,008
   Investment in joint venture.........................        2,285,142            6,276,875
   Deferred charges and other assets...................        9,874,680           11,224,382
                                                            ------------         ------------

                                                           $ 241,663,465        $ 217,243,928
                                                            ============         ============

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
    Current installments of long-term debt.............    $   2,989,271        $   1,832,570
    Accounts payable...................................       19,905,671           21,549,142
    Income tax payable.................................        2,725,177            6,447,253
    Accrued employee compensation and benefits.........       10,035,233           16,148,914
    Other accrued expenses and current liabilities.....        6,449,650            5,345,162
                                                            ------------         ------------
      Total current liabilities........................       42,105,002           51,323,041

   Long-term debt .....................................       33,312,597              546,918
   Deferred income taxes...............................        4,374,963            4,060,803
   Deferred grants.....................................       14,083,691           13,250,694
                                                            ------------         ------------
     Total liabilities.................................       93,876,253           69,181,456
                                                            ------------         ------------

   Commitments and contingencies (Note 5)

   Shareholders' equity
    Preferred stock, $0.01 par value, 10,000,000 shares
     authorized; no shares issued and outstanding......                -                    -
    Common stock, $0.01 par value; 200,000,000 shares
     authorized; 39,057,626 and 39,274,198 shares
     issued and outstanding............................          390,576              392,742
    Additional paid-in capital.........................      133,579,200          134,136,499
    Retained earnings..................................       17,106,620           23,547,558
    Unrealized loss on securities, net of taxes........         (734,518)          (5,935,512)
    Accumulated foreign currency translation
     adjustments.......................................       (2,554,666)          (4,078,815)
                                                            ------------         ------------
      Total shareholders' equity.......................      147,787,212          148,062,472
                                                            ------------         ------------

                                                           $ 241,663,465        $ 217,243,928
                                                            ============         ============

   See accompanying notes to consolidated financial statements


                       SYKES ENTERPRISES, INCORPORATED
                    CONSOLIDATED STATEMENTS OF OPERATIONS
         Six and Three Months Ended June 29, 1997 and June 30, 1998
                                 (Unaudited)

                                                  Six Months Ended               Three Months Ended
                                          ------------------------------    -----------------------------
                                            June 29,         June 30,         June 29,         June 30,
                                              1997             1998             1997             1998
                                          ------------     ------------     ------------     ------------

   Revenues...........................    $145,820,843     $189,961,220     $ 79,223,898     $100,811,896
                                           -----------      -----------      -----------      -----------
   Operating expenses
    Direct salaries and related costs.      89,257,480      118,346,928       49,618,280       62,703,321
    General and administrative........      41,525,904       49,266,414       22,219,978       25,793,925

    Impairment of long-lived assets...      10,400,000                -       10,400,000                -
                                           -----------      -----------      -----------      -----------
     Total operating expenses.........     141,183,384      167,613,342       82,238,258       88,497,246
                                           -----------      -----------      -----------      -----------

   Income (loss) from operations......       4,637,459       22,347,878       (3,014,360)      12,314,650
   Other income (expense)
    Interest, net.....................         511,797          259,969          128,328          183,221
    Net income (loss) from joint
     venture..........................               -       (7,995,149)               -           20,000

    Other.............................          82,045          (29,760)          23,644          (17,276)
                                           -----------      -----------     ------------      -----------
     Total other income (expense).....         593,842       (7,764,940)         151,972          185,945
                                           -----------      -----------     ------------      -----------

   Income (loss) before income taxes..       5,231,301       14,582,938       (2,862,388)      12,500,595

   Provision for income taxes.........       5,641,691        8,142,000        2,694,870        4,588,000
                                           -----------      -----------     ------------      -----------

   Net income (loss)..................    $   (410,390)    $  6,440,938     $ (5,557,258)    $  7,912,595
                                           ===========      ===========      ===========      ===========

   Basic net income (loss) per share..    $      (0.01)    $       0.17     $      (0.14)    $       0.20
                                           ===========      ===========      ===========      ===========
   Diluted net income (loss) per share    $      (0.01)    $       0.16     $      (0.14)    $       0.20
                                           ===========      ===========      ===========      ===========
   Shares outstanding
    Basic.............................      38,909,220       39,094,997       38,960,167       39,131,572
    Diluted...........................      40,245,462       40,157,645       40,326,278       40,158,479


   See accompanying notes to consolidated financial statements


                          SYKES ENTERPRISES, INCORPORATED
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                Six Months Ended June 29, 1997 and June 30, 1998
                                    (Unaudited)

                                                                    1997                1998
                                                               -------------       -------------

   Cash flows from operating activities
    Net income (loss).....................................     $    (410,390)      $   6,440,938
    Depreciation and amortization.........................         6,063,940           6,936,401
    In-process research and development costs expensed
     by joint venture.....................................                 -           7,995,149
    Deferred income taxes.................................          (127,516)           (284,956)
    Gain on disposal of property and equipment............           (88,972)            (86,738)
    Changes in assets and liabilities
     Receivables, including unbilled......................        (9,619,321)        (14,688,617)
     Prepaid expenses and other current assets............         4,644,452          (1,415,587)
     Deferred charges and other assets....................           847,327          (1,719,468)
     Accounts payable.....................................         6,364,283           1,643,471
     Income taxes payable.................................           440,202           4,135,317
     Accrued employee compensation and benefits...........           121,182           5,980,166
     Other accrued expenses and current liabilities.......        (2,952,942)           (970,973)
                                                                ------------        ------------
      Net cash provided by operating activities...........         5,282,245          13,965,103
                                                                ------------        ------------

   Cash flows from investing activities
    Capital expenditures..................................       (11,816,946)        (11,461,455)
    Investment in marketable securities...................        (8,000,000)                  -
    Investment in joint venture...........................                 -         (12,036,127)
    Acquisition of business...............................        (1,800,000)                  -
    Proceeds from sale of marketable security.............                 -           1,000,000
    Proceeds from sale of property and equipment..........           161,727              37,406
                                                                ------------        ------------
       Net cash used for investing activities.............       (21,455,219)        (22,460,176)
                                                                ------------        ------------

   Cash flows from financing activities
    Paydowns under revolving line of credit agreements....       (72,441,000)           (654,016)
    Borrowings under revolving line of credit agreements..        72,441,000             713,638
    Proceeds from grants..................................           238,149              89,585
    Proceeds from issuance of stock.......................         2,127,710             559,465
    Proceeds from issuance of long-term debt..............        16,175,268                   -
    Payment of long-term debt.............................        (5,615,161)        (33,982,002)
                                                                ------------        ------------
       Net cash provided by (used for) financing
         activities.......................................        12,925,966         (33,273,330)
                                                                ------------        ------------

   Adjustment for foreign currency translation............        (1,037,402)         (1,524,149)
                                                                ------------        ------------

   Net decrease in cash and cash equivalents..............        (4,284,410)        (43,292,552)
   Cash and cash equivalents - beginning..................        92,836,884          70,523,067
                                                                ------------        ------------

   Cash and cash equivalents - ending.....................     $  88,552,474       $  27,230,515
                                                                ============        ============

   See accompanying notes to consolidated financial statements

                           SYKES ENTERPRISES, INCORPORATED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Six months ended June 29, 1997 and June 30, 1998
                                    (Unaudited)

   Sykes Enterprises, Incorporated and consolidated subsidiaries (the "Company") provides integrated information technology outsourcing services including information technology support services, information technology
   development services and solutions, and customer product services.   The
   Company's services are provided to a wide variety of industries.

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial state-ments. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been
   included.   Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further informa-tion, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 1997 included in the Company's Form 10-K dated December 31, 1997 as filed with the United States Securities and Exchange Commission on March 16, 1998.

   Note 1 -  Acquisitions and Mergers

   On September 26, 1997, the Company acquired all of the stock of TAS Tele-marketing Gesellschaft fur Kommunikation and Dialog mbH ("TAS I") of Bochum, Germany in exchange for 400,000 shares of the Company's common stock. The Company accounted for the acquisition utilizing the pooling-of-interests method of accounting. TAS I provides technical call center support and customer care services, database development, consulting and training services to customers in Germany and surrounding countries.

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

   The above transactions have been accounted for as pooling-of-interests and, accordingly, the consolidated financial statements for the periods presented have been restated to include the accounts of TAS I, TAS II and McQueen.

   Separate results of operations for the period prior to the mergers with TAS I, TAS II, and McQueen are outlined below.


                                        Six Months Ended    Three Months Ended
                                         June 29, 1997         June 29, 1997
                                        ----------------    ------------------


             Revenue:
              Sykes..................    $   95,134,724       $  48,461,800
              TAS I..................         2,508,000           1,417,467
              TAS II.................           910,000             502,000
              McQueen................        47,268,119          28,842,631
                                          -------------        ------------
             Combined................    $  145,820,843       $  79,223,898
                                          =============        ============


            Net income (loss):
             Sykes..................     $    8,961,806       $   4,851,504
             TAS I..................             40,000             (31,000)
             TAS II.................             64,000              36,000
             McQueen.....(1)........         (9,476,196)        (10,413,762)
                                          -------------        ------------
            Combined................     $     (410,390)      $  (5,557,258)
                                          =============        ============


            Other changes in shareholders' equity:
             Sykes..................     $    3,562,561       $   3,899,840
             TAS I..................           (332,816)           (332,816)
             TAS II.................            (23,225)            (23,225)
             McQueen................          1,083,788           1,343,197
                                          -------------        ------------
            Combined................     $    4,290,308       $   4,886,996
                                          =============        ============

    (1) The six and three month periods ended June 29, 1997 include $10.4 million of charges associated with the impairment of a long-lived asset pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121.

    Note 2 -  Marketable Securities

    During May 1997, the Company purchased approximately 1.066 million shares of SystemSoft Corp. common stock in conjunction with a strategic technology exchange agreement between the parties. In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities", this investment is classified as an available-for-sale security and is carried at an aggregate market value of $1.6 million as of June 30, 1998. The Company's cost basis in this investment is $8.0 million, and the unrealized loss of $6.4 million, net of deferred income taxes of approxi-mately $465,000, is reported as a separate component of shareholders' equity.

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

    These acquisitions were accounted for by the joint venture utilizing the purchase method of accounting. As a result, the Company recorded non-recurring charges of approximately $8.0 million, primarily representing its share of the joint venture's acquired in-process research and develop-ment.

    Note 4 - Comprehensive Income

    Effective January 1, 1998 the Company has adopted SFAS No. 130 "Reporting Comprehensive Income" which requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. Prior periods will be reclassified as required. The Company's total comprehensive earnings were as follows:

                                              Six Months Ended                 Three Months Ended
                                       -------------------------------     ------------------------------
                                          June 29,         June 30,         June 29,          June 30,
                                            1997             1998             1997              1998
                                       -------------     -------------     ------------    --------------


   Net income (loss). . . . . . .      $   (410,390)     $   6,440,938     $ (5,557,258)    $   7,912,595


   Other comprehensive income:
     Change in equity due to
       foreign currency
       translation adjustments. .        (1,037,402)        (1,524,149)        (440,714)         (603,632)
     Unrealized gain (loss) on
       securities, net of tax             3,200,000         (6,200,994)       3,200,000        (2,332,400)
                                        -----------       ------------      -----------       -----------
   Other comprehensive income
     before tax . . . . . . . . .         2,162,598         (7,725,143)       2,759,286        (2,936,032)
   Income tax expense related
     to other comprehensive
     income . . . . . . . . . . .           779,000         (2,781,000)         993,000        (1,057,000)
                                        -----------       ------------      -----------       -----------
   Other comprehensive income,
     net of tax . . . . . . . . .         1,383,598         (4,944,143)       1,766,286        (1,879,000)
                                        -----------       ------------      -----------       -----------
   Comprehensive income . . . . .      $    973,208      $   1,496,795     $ (3,790,972)     $  6,033,563
                                        ===========       ============      ===========       ===========

    Note 5 - Commitments and Contingencies

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

    The numbers of shares used in the earnings per share computation are as follows:

                                             Six Months Ended             Three Months Ended
                                        --------------------------     -----------------------------
                                          June 29,       June 30,       June 29,          June 30,
                                           1997           1998           1997               1998
                                        -----------     -----------    ------------     ------------

   Basic:

   Weighted average common
     Outstanding . . . . . . . .         38,909,220      39,094,997      38,960,167      39,131,572
                                        -----------     -----------     -----------     -----------
        Total basic. . . . . . .         38,909,220      39,094,997      38,960,167      39,131,572

   Diluted:
   Dilution of stock options . .          1,336,242       1,062,648       1,366,111       1,026,907
                                        -----------     -----------     -----------     -----------
        Total diluted. . . . . .         40,245,462      40,157,645      40,326,278      40,158,479
                                        ===========     ===========     ===========     ===========


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

    Financial Condition

    The Company's primary sources of liquidity are equity offerings, cash flows from operations and available borrowings under its credit facility. The Company has utilized these proceeds and the balance of the funds available from its equity offerings to make additional capital expendi-tures associated primarily with its technical support services, to repay debt associated with entities it has acquired subsequent to the public offerings, to acquire interest in and provide capitalization to a joint venture entry into the healthcare service industry, invest in technology applications to further the Company's service offerings, and for working capital and general corporate purposes. In addition, the Company intends similar uses from the balance of its funds, including possible additional acquisitions. Pending any such use, the Company will invest the balance of its funds in short-term, investment-grade securities or money market instruments.

    During February 1998, the Company entered into a $150.0 million syndicated facility, which provides for multi-currency lending. This facility accrues borrowings at tiered levels between 75 and 175 basis points above listed LIBOR pursuant to a defined ratio calculation within the agreement. The facility, which matures in February 2001, contains certain financial covenants associated with debt, leverage and coverage ratios and capital expenditures and acquisitions as defined by the agreement.

    During the six month period ended June 30, 1998, the Company generated approximately $14.0 million in cash, net, from operations. The Company utilized these funds and its available cash equivalents to fund $34.0 million repayment of debt, $12.0 million of additional capitalization in a joint venture and $11.5 million of capital expenditures. The debt repay-ments were associated with assumed debt levels resulting from certain acquisitions the Company completed during 1997. During the first quarter of 1998, the Company invested approximately $12.0 million of additional
    capital in a joint venture entity, Sykes HealthPlan Services, Inc.   The
    capital equipment expenditures were predominately the result of the Company's continued expansion, both domestically and internationally, in
    providing technical product support services.   The Company has recently
    announced the expansion of its pan-European call center in Amsterdam, The Netherlands, and anticipates that this new facility will become opera-tional during 1999.

    The Company believes that its current cash position, accessible funds under its credit facilities and cash flows from operations, will be adequate to meet its continued expansion objectives, anticipated levels of capital expenditures and debt repayment requirements, including those that may be required pursuant to the integration of its acquisitions, for the foreseeable future.

    Results of Operations

    Six Months Ended June 30, 1998, Compared to Six Months Ended June 29, 1997

    For the six months ended June 30, 1998, the Company recorded consolidated revenues of $190.0 million, an increase of approximately $44.1 million or 30%, from the $145.8 million of the comparable period during 1997. This growth in revenue was primarily the result of a $29.2 million or 45% increase in technical support services, an increase of $5.9 million from information technology services and solutions and an increase of $9.0 million from customer product services.

    The increase in information technology support services revenues was primarily attributable to an increase in the number of IT call centers providing services throughout the period and the resultant increase in call volumes from clients. Subsequent to the second quarter of 1997, the Company opened two new IT call centers which were fully operational during 1998. The increase in customer product services revenue for the six months ended June 30, 1998 is primarily associated with an acquisition completed during the second quarter of 1997 by McQueen, which was accounted for utilizing the purchase method of accounting. The increase in information technology services and solutions revenues was attributable to an increase in the average bill rate and hours billed to customers and to an increase in license fees and royalties associated with the Company's technology applications when compared to the comparable period in 1997.

    Direct salaries and related costs increased approximately $29.1 million or 33% to $118.3 million for the six month period in 1998 from the
    comparable period in 1997.   As a percentage of revenues, direct salaries
    and related costs was approximately 62% in 1998 from approximately 61% from the comparable period in 1997. The increase in the amount of direct salaries and related costs was primarily attributable to the change in the Company's mix of business associated with the McQueen acquisition and the addition of personnel to support revenue growth.

    General and administrative expenses increased approximately $7.7 million or 19% to $49.3 million for the six month period in 1998 from the comparable period in 1997. As a percentage of revenues, however, general and administrative expenses decreased to 26% in 1998 from 29% for the six month comparable period in 1997. The increase in the amount of general and administrative expenses was primarily attributable to the addition of management, sales and administrative personnel to support the Company's growth. The decrease as a percentage of revenues resulted from economies of scale associated with spreading costs over a large revenue base.

    Interest and other expense was $7.8 million during the first six months of 1998 from interest and other income of $0.6 million during the comparable
    1997 period.   As a percentage of revenues, interest and other expense
    was approximately 4% in 1998 from interest and other income of less than 1% in 1997. The increase in interest and other expense for the six month period was primarily attributable to the occurrence of approximately $8.0 million of acquisition-related, in-process research and development costs associated with the acquisitions completed by the joint venture, which was
    recorded as other expense.   During the six months ended June 30, 1998,
    the Company repaid a significant amount of outstanding bank debt.

    The provision for income taxes increased $2.5 million to $8.1 million for
    the six month period in 1998 from the comparable period in 1997.   As a
    percentage of revenue, the provision for income taxes increased to 4.3% during the 1998 period when contrasted to approximately 3.9% for the comparable 1997 period. The Company's marginal tax rate was 36% for both the 1998 and 1997 periods, excluding the effect of one-time charges.

    Three Months Ended June 30, 1998, Compared to Three Months
    Ended June 29, 1997

    For the three months ended June 30, 1998, the Company recorded consoli-dated revenues of $100.8 million, an increase of approximately $21.6 million, or 27%, from the $79.2 million of the comparable period during 1997. This growth in revenue was primarily the result of $15.6 million, or 49%, increase in technical support services, an increase in revenues of $8.6 million from information technology services and solutions, partially offset by a decrease of $2.7 million from customer product services.

    The increase in information technology support services revenues was primarily attributable to an increase in the number of IT call centers providing services throughout the period and the resultant increase in call volumes from clients. Subsequent to the second quarter of 1997, the Company opened two new IT call centers which were fully operational during 1998. The increase in information technology services and solutions revenues was attributable to an increase in the average bill rate and hours billed to customers and to an increase in license fees and royalties associated with the Company's technology applications when compared to the comparable period in 1997. The decrease in customer product services revenues was attributable to a reduction of selective clients which were inconsistent with the Company's business objectives.

    Direct salaries and related costs increased approximately $13.1 million, or 26%, to $62.7 million, for the three month period in 1998 from the comparable period in 1997. As a percentage of revenues, direct salaries and related costs was approximately 62% in 1998 from approximately 63%
    from the comparable period in 1997.   The increase in the dollar amount
    of direct salaries and related costs was primarily attributable to the addition of personnel to support revenue growth. The decrease as a percentage of revenues resulted from economies of scale associated with spreading costs over a larger revenue base and the continued change in the Company's mix of business reflecting the growth of information technology support services as a percentage of consolidated results.

    General and administrative expenses increased approximately $3.6 million, or 16%, to $25.8 million, for the three month period in 1998 from the comparable period in 1997. As a percentage of revenues, however, general and administrative expenses decreased to 26% in 1998 from 28%, for the three month comparable period in 1997. The increase in the amount of general and administrative expenses was primarily attributable to the addition of management, sales and administrative personnel to support the Company's growth. The decrease as a percentage of revenues resulted from economies of scale associated with spreading costs over a large revenue base.

    Interest and other income was $0.2 million during both the three months ended June 30, 1998 and the comparable 1997 period.

    The provision for income taxes increased $1.9 million, to $4.6 million, for the three month period in 1998 from the comparable period in 1997.
    As a percentage of revenue, the provision for income taxes increased to 4.6% during the 1998 period when contrasted to approximately 3.4% for the comparable 1997 period. The Company's marginal tax rate was 36% for both the 1998 and 1997 periods, excluding the effect of one-time charges.


                             Part II   OTHER INFORMATION


    Item 6 - Exhibits and Reports on Form 8-K

          (a)   Exhibits

                The following document it filed as an exhibit to this Report:

                      10.14   Management Stock Incentive Plan
                      27.1    Financial Data Schedule

          (b)   Reports on Form 8-K

                None

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SYKES ENTERPRISES, INCORPORATED
                                       (Registrant)



    Date:   July 28, 1998              By:   /s/Scott J. Bendert
                                           Senior Vice President-Finance,
                                           Treasurer and Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)

                     SYKES ENTERPRISES, INCORPORATED

                               FORM 10-Q

                 (For The Six Months Ended June 30,1998)


                             EXHIBIT INDEX
                             -------------

          Exhibit                                                      Page
          Number                                                      Number
          -------                                                     ------

          10.14           Management Stock Incentive Plan               15

          27.1            Financial Data Schedule                       22