Form 10-Q
period 1998-09-30
SYKES ENTERPRISES INC
filed 1998-11-05
CIK 1010612

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended     September 30, 1998
                                         ---------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from_________________ to ___________________

Commission File No.______________________0-28274_______________________________


                       SYKES ENTERPRISES, INCORPORATED __
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

Common Stock, $0.01 Par Value, 39,316,718 shares as of October 27, 1998.





                               Page 1_ of 19 Pages
                     The Exhibit Index Appears on Page _18_

                                     PART I

Item 1 - Financial Statements



                         SYKES ENTERPRISES, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                                             December 31,           September 30,
                                                                                 1997                   1998
                                                                            -------------           ------------
                                                                                                    (Unaudited)


ASSETS
Current assets
  Cash and cash equivalents..........................................     $  70,523,067          $    21,151,355
  Restricted cash....................................................            -                    10,704,871
  Receivables........................................................        68,520,471              109,269,666
  Prepaid expenses and other current assets..........................        11,377,920               17,672,663
                                                                             ----------              ------------
      Total current assets...........................................       150,421,458              158,798,555

Property and equipment, net..........................................        71,282,183               85,458,587
Marketable securities................................................         7,800,002                  600,158
Investment in joint venture..........................................         2,285,142                     -
Goodwill.............................................................         7,286,631                55,930,437
Deferred charges and other assets....................................         2,588,049                13,641,979
                                                                              ---------                ----------
                                                                         $  241,663,465          $   314,429,716
                                                                            ===========               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current installments of long-term debt.............................    $    2,989,271          $     2,480,879
  Accounts payable...................................................        19,905,671               27,665,594
  Income tax payable.................................................         2,725,177                8,519,402
  Accrued employee compensation and benefits.........................        10,035,233               21,462,077
  Customer deposits..................................................            -                    10,608,169
  Other accrued expenses and current liabilities.....................         6,449,650               10,183,637
                                                                            ------------             ------------
       Total current liabilities.....................................        42,105,002               80,919,758


Long-term debt.......................................................        33,312,597               78,158,376
Deferred income taxes................................................         4,374,963                   34,257
Deferred grants......................................................        14,083,691               13,015,149
Other long-term liabilities..........................................            -
       Total liabilities.............................................        93,876,253              174,729,318
                                                                            -----------             ------------


Commitments and contingencies (Note 4)

Shareholders' equity
  Preferred stock, $0.01 par value, 10,000,000 shares
   authorized; no shares issued and outstanding......................             -                       -
  Common stock, $0.01 par value; 200,000,000 shares authorized;
   39,057,626 and 39,316,718 shares issued and outstanding...........           390,576                  393,167
  Additional paid-in capital.........................................       133,579,200              134,583,670
  Retained earnings..................................................        17,106,620               12,968,220
  Unrealized loss on securities, net of taxes........................          (734,518)              (6,934,362)
  Accumulated foreign currency translation adjustments...............        (2,554,666)              (1,310,297)
                                                                            ------------             -----------
      Total shareholders' equity.....................................       147,787,212              139,700,398
                                                                            ------------             -----------
                                                                         $  241,663,465          $   314,429,716
                                                                            ===========              ===========


           See accompanying notes to consolidated financial statements




                                          SYKES ENTERPRISES, INCORPORATED
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                    Nine Months Ended                          Three Months Ended
                                               -------------------------------      --------------------------------
                                                September 30,    September 28,       September 30,     September 28,
                                                    1997              1998               1997               1998
                                               -------------------------------      --------------------------------

Revenues......................................$ 225,623,212      $ 297,720,508       $  79,802,369     $ 107,759,287
                                              -------------      -------------       -------------      ------------

Operating expenses
 Direct salaries and related costs............  140,085,086        184,266,680          50,827,606        65,919,752
 General and administrative...................   63,132,956         77,666,223          21,607,052        28,399,809
 Impairment of long-lived assets..............   10,400,000              -                   -                -
Acquired in-process research
  and development.............................        -              18,618,907               -           18,618,907
                                               -------------      -------------       -------------      ------------
 Total operating expenses....................   213,618,042         280,551,810         72,434,658       112,938,468
                                               -------------      -------------       -------------      ------------

Income (loss) from operations.................   12,005,170          17,168,698          7,367,711        (5,179,181)

Other income (expense)
 Interest income (expense), net...............     657,388              (78,221)           145,591          (338,190)
 Net loss from joint venture..................       -               (8,097,380)              -             (102,231)
 Other........................................      20,455              (66,496)           (61,590)          (36,735)
                                               -------------       --------------     -------------      ------------
   Total other income (expense)...............     677,843           (8,242,097)            84,001          (477,156)
                                               -------------       --------------     -------------      ------------
Income(loss)before income taxes...............  12,683,013            8,926,601          7,451,712        (5,656,337)

Provision for income taxes....................   8,343,719           13,065,000          2,702,028         4,923,000
                                               -------------       --------------     -------------      ------------
Net income (loss).............................$  4,339,294         $ (4,138,399)      $  4,749,684      $(10,579,337)
                                              ===============      ==============     =============      ============

Basic net income (loss) per share.............$       0.11        $       (0.11)      $       0.12      $      (0.27)
                                               ==============       =============     ============      =============
Diluted net income (loss) per share...........$       0.11        $       (0.11)      $       0.12      $      (0.27)
                                               ==============       =============     ============      =============

Shares outstanding
 Basic........................................  38,909,220           39,154,989         38,960,167        39,274,973
 Diluted......................................  40,245,462           39,154,989         40,326,278        39,274,973


          See accompanying notes to consolidated financial statements

                         SYKES ENTERPRISES, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           Nine Months Ended September 28, 1997 and September 30, 1998

                                   (Unaudited)

                                                                                   1997                   1998
                                                                           --------------            -------------

Cash flows from operating activities
 Net income (loss).....................................................    $   4,339,294           $   (4,138,399)
 Depreciation and amortization.........................................        8,549,464               12,747,752
 Acquired in-process research and development..........................           -                    26,661,407
 Deferred income taxes.................................................           27,914                 (390,071)
 (Gain) loss on disposal of property and equipment.....................          146,121                 (328,771)
 Changes in assets and liabilities - net of business
      acquisition
      Receivables......................................................       (9,803,700)             (31,637,624)
      Prepaid expenses and other current assets........................        3,053,323               (4,975,064)
      Deferred charges and other assets................................         (404,243)              (6,788,445)
      Accounts payable.................................................        3,292,783                5,063,495
      Income tax payable...............................................        2,810,730                5,488,959
      Accrued employee compensation and benefits                                (433,338)              10,328,310
      Other accrued expenses and current liabilities...................       (5,170,606)               1,977,562
      Other long-term liabilities......................................             -                    (124,294)
                                                                           --------------           --------------
        Net cash provided by operating activities......................        6,407,742               13,884,817
                                                                           --------------           --------------

Cash flows from investing activities
   Capital expenditures................................................      (19,625,895)             (21,858,064)
   Purchase of assets and assumption of liabilities of
     SHPS, Incorporated, net of cash...................................           -                   (25,931,222)
   Investment in joint venture.........................................           -                   (12,665,600)
   Investment in marketable securities.................................       (8,000,000)                  -
   Acquisition of business.............................................       (1,800,000)                  -
   Proceeds from sale of marketable securities.........................           -                     1,000,000
   Proceeds from sale of property and equipment........................          237,193                1,267,503
                                                                             -------------           --------------
     Net cash used for investing activities............................       (29,188,702)            (58,187,383)
                                                                             -------------           --------------


Cash flows from financing activities
   Paydowns under revolving line of credit agreements..................       (72,441,000)             (7,342,355)
   Borrowings under revolving line of credit agreements................        72,441,000              85,304,463
   Proceeds from grants................................................         2,484,803                  95,550
   Proceeds from issuance of stock.....................................         2,403,307               1,007,060
   Proceeds from issuance of long-term debt............................        24,180,080                    -
   Payment of long-term debt...........................................        (7,464,081)            (85,378,233)
   Dividends paid......................................................          (189,166)                   -
                                                                             -------------           --------------
     Net cash provided by (used for) financing activities..............         21,414,943             (6,313,515)
                                                                             -------------           --------------

Adjustment for foreign currency translation............................         (1,412,591)             1,244,369
                                                                             --------------          --------------
Net decrease in cash and cash equivalents..............................         (2,778,608)           (49,371,712)

Cash and cash equivalents - beginning..................................         92,973,416             70,523,067
                                                                             --------------          --------------
Cash and cash equivalents - ending.....................................      $  90,194,808           $ 21,151,355
                                                                             ==============          ==============


          See accompanying notes to consolidated financial statements

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Nine months ended September 28, 1997 and September 30, 1998

                                   (Unaudited)



Sykes Enterprises, Incorporated and consolidated subsidiaries (the "Company") provides integrated information technology outsourcing services including information technology support services, information technology development services and solutions, on-line clinical managed care services, medical protocol products, employee benefit administration and support services, and customer product services. The Company's services are provided to a wide variety of industries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 1997 included in the Company's Form 10-K dated December 31, 1997 as filed with the United States Securities and Exchange Commission on March 16, 1998.

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

The above transaction has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements for the periods presented have been restated to include the accounts of McQueen.

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)






Note 1 - Acquisitions and Mergers, continued

Separate results of operations for the period prior to the merger with McQueen are outlined below.

                                            Nine Months       Three Months
                                               Ended             Ended
                                            September 28,     September 28,
                                               1997               1997
                                        ------------------  ----------------
          Revenue:

           Sykes..................         $147,893,818       $ 49,340,938
           McQueen................           77,729,394         30,461,431
                                           ------------       ------------
          Combined................         $225,623,212       $ 79,802,369
                                           ============       ============
          Net income (loss):
           Sykes..................         $ 13,945,187       $  4,950,852
           McQueen(1).............           (9,605,893)          (201,168)
                                           -------------      -------------
          Combined................         $  4,339,294       $  4,749,684
                                           =============      =============

          Other changes in shareholders' equity:

           Sykes..................         $  1,809,432       $ (1,753,129)
           McQueen................              933,952           (149,837)
                                           ------------       --------------
          Combined................         $  2,743,384       $ (1,902,966)
                                           ============       ==============

(1)The nine month period ended September 28, 1997 includes a $10.4 million charge associated with the impairment of a long-lived asset pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121.

The Company had a 50% interest in a joint venture that was accounted for using the equity method of accounting. Accordingly, the Company recorded its proportionate share of the gains and losses of the joint venture in the consolidated statements of operations for the first eight months of 1998.

Effective September 1, 1998 the Company acquired the remaining 50% of outstanding common stock of SHPS, Incorporated ("SHPS") (formally known as Sykes HealthPlan Services, Inc.) for approximately $30.6 million plus the assumption of SHPS' debt. This purchase price was primarily financed through borrowings under the Company's credit facility.

This acquisition was accounted for utilizing the purchase method of accounting and accordingly, the results of operations for the one month ended September 30, 1998 have been included in the accompanying financial statements. The purchase price has been allocated to the assets and liabilities based upon fair values at the date of acquisition. The allocations were based on appraisals, evaluations, estimations and other studies.

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Nine months ended September 28, 1997 and September 30, 1998

                                   (Unaudited)

Note 1 - Acquisitions and Mergers, continued



The allocation resulted in goodwill recognized of $9.9 million, representing the excess of the purchase price over the fair value of net assets acquired, as follows:



Goodwill...........................................     $   9,880,804
Fair value of assets acquired......................        76,277,503
Acquired in-process research and development.......        18,618,907
Liabilities assumed................................       (76,645,932)
                                                       ---------------
Cash paid, net of cash acquired....................     $ 28,131,282
                                                       ===============

Pursuant to acquisitions completed by SHPS, acquired in-process technology was initially reviewed utilizing methodologies consistent with those stated below. Determination as a result of this analysis provided no establishment of technological feasibility. As of the acquisition date, technological feasibility of the in-process technology was reviewed again and has not been established. This assessment was filed with the Securities and Exchange Commission in conjunction with SHPS' filing of a registration statement for an initial public offering which was subsequently postponed in July 1998. Further analysis by the Company has indicated the technology has no alternative future use therefore, the Company has recorded a charge for the amount of the purchase price allocated to acquired in-process research and development of approximately $18.6 million. This charge is reflected in the accompanying consolidated statement of operations for both the nine and three months ended September 30, 1998.

The amount of purchase price allocated to in-process research and development was determined by estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows back to their present value using a discount rate of 18%, which represents a premium to the Company's cost of capital. These projections were based on management's estimate of market share and growth, expected trends in technology and the expected timing of new product introductions. As a part of the transaction, the Company recorded approximately $6.1 million in capitalized software costs and rights, which will be amortized over five years, and approximately $9.9 million in goodwill, which will be amortized over 20 years.

The unaudited pro forma combined historical results, as if SHPS had been acquired on January 1, 1998 are estimated to be revenues of $329.4 million, net loss of $17.7 million, and basic and diluted loss per share were both $0.45 for the nine months ended September 30, 1998. The pro forma results include amortization of the intangibles noted above and interest expense on the debt assumed to finance the purchase. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 1998, nor are they indicative of future consolidated results.

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Nine months ended September 28, 1997 and September 30, 1998
                                   (Unaudited)

Note 2 - Marketable Securities


During May 1997, the Company purchased approximately 1.066 million shares of SystemSoft Corp. common stock in conjunction with a strategic technology exchange agreement between the parties. In accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", this investment is classified as an available-for-sale security and is carried at an aggregate market value of $0.6 million as of September 30, 1998. The Company's cost basis in this investment is $8.0 million, and the unrealized loss of $7.4 million, net of deferred income taxes of approximately $465,000, has been reported as a separate component of shareholders' equity.

Note 3 - Long-Term Debt

Long term debt consisted of the following:




                                                                         December 31,          September 30,
                                                                             1997                  1998
                                                                        -------------          ------------
                                                                                                (Unaudited)

 Syndicated credit facility, $150 million
  maximum, due February 2001, interest payable
  monthly at tiered levels between
  75 and 175 basis points above listed LIBOR.........................   $  -                   $78,576,200

 Secured loan note, principle and interest
   payable in annual installments through
   November 1999, interest at 8%, collateralized
   by certain assets.................................................     855,675                    -

 Secured loan notes, interest payable in quarterly
   installments through December 1999, interest
   at varying rates up to 9.6% principle due, in
   three installments during 1999, collateralized
   by certain assets.................................................   26,950,400                   -

  Notes payable and capital leases, principle
   and interest payable in monthly  installments
   through December 2002,  interest at varying
   rates up to prime plus 1%,  collateralized by
   certain  receivables  and equipment...............................    8,495,793               2,063,055
                                                                       -----------              ----------
                                                                        36,301,868              80,639,255
 Less current portion................................................    2,989,271               2,480,879
                                                                       -----------              -----------
                                                                      $ 33,312,597            $ 78,158,376
                                                                      ============            =============


 Future principle maturities subsequent to
 September 30, 1999, are as follows:
                                 2000   ...................... $    383,947
                                 2001   ......................      124,760
                                 2002   ......................   77,627,924
                                 2003   ......................       21,745
                                                               ------------
                                                                 78,158,376

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Nine months ended September 28, 1997 and September 30, 1998
                                   (Unaudited)

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



Note 5 - Comprehensive Income



Effective January 1, 1998 the Company has adopted SFAS No. 130 "Reporting Comprehensive Income" which requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. The Company's total comprehensive earnings were as follows:



                                                    Nine Months Ended                   Three Months Ended
                                           --------------------------------     -------------------------------
                                            September 28,     September 30,      September 28,     September 30,
                                                1997               1998              1997              1998
                                           --------------------------------     -------------------------------
Net income (loss).......................  $  4,339,294         $ (4,138,399)   $ 4,749,684       $ (10,579,337)

Other comprehensive income:
 Change in equity due to
   foreign currency
   translation adjustments..............    (1,412,591)           1,244,369        (375,189)          2,768,518
 Unrealized gain (loss) on securities...     2,866,667           (7,199,844)       (333,333)           (998,850)
                                          --------------      ---------------   ------------      --------------
Other comprehensive income
 (loss) before tax......................     1,454,076           (5,955,475)       (708,522)          1,769,668
Income tax expense related to other
 comprehensive income...................       523,467           (2,143,971)       (255,068)             637,080
                                          --------------      ---------------      ----------      --------------
Other comprehensive income (loss),
 net of tax.............................       930,609           (3,811,504)       (453,454)           1,132,588
                                          --------------      ---------------      ----------      --------------
 Comprehensive income (loss)............  $  5,269,903        $  (7,949,903)    $(9,446,749)       $   4,296,230
                                          ==============      ===============    ============      ==============

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Nine months ended September 28, 1997 and September 30, 1998
                                   (Unaudited)


Note 6 - Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution, if not anti-dilutive, from stock options using the treasury stock method.



The numbers of shares used in the earnings per share computation are as follows:



                                                       Nine Months Ended                         Three Months Ended
                                           --------------------------------------     -------------------------------------
                                           September 28,             September 30,    September 28,           September 30,
                                              1997                      1998              1997                     1998
                                           --------------------------------------     -------------------------------------
Basic:
Weighted average common
 outstanding............................   38,909,220           39,154,989           38,960,167           39,274,973
                                           ----------           ----------           ----------           ----------
      Total basic.......................   38,909,220           39,154,989           38,960,167           39,274,973

Diluted:
Dilution of stock options...............   1,336,242              -                  1,366,111                   -
                                           ---------            ----------           ---------            ----------
   Total diluted........................   40,245,462           39,154,989           40,326,278           39,274,973
                                           ==========           ==========           ==========           ==========


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Sykes Enterprises, Incorporated (the "Company") Consolidated Financial Statements, including the notes thereto. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis.

Financial Condition

The Company's primary sources of liquidity are equity offerings, cash flows from operations and available borrowings under its credit facility. The Company has utilized these sources to make additional capital expenditures associated primarily with its technical support services, to repay debt associated with entities it has acquired subsequent to the public offerings, to acquire the remaining 50% of outstanding common stock of a joint venture entry into the healthcare service industry, invest in technology applications to further the Company's service offerings, and for working capital and general corporate purposes. In addition, the Company intends future uses of its sources of liquidity to include the aforementioned and possible additional acquisitions. The Company invests any excess funds in short-term, investment-grade securities or money market instruments.

During February 1998, the Company entered into a $150.0 million syndicated facility, which provides for multi-currency lending. This facility accrues borrowings at tiered levels between 75 and 175 basis points above listed LIBOR pursuant to a defined ratio calculation within the agreement. The facility, which matures in February 2001, contains certain financial covenants associated with debt, leverage and coverage ratios and capital expenditures and acquisitions as defined by the agreement. At September 30, 1998, the Company had borrowed $78.6 million on this credit facility.

During the nine month period ended September 30, 1998, the Company generated approximately $13.9 million in cash, net, from operations. The Company utilized these funds and certain of its available cash and credit facility to fund $34.0 million repayment of debt, $38.6 million of additional capitalization in and purchase of the remaining outstanding interest in a joint venture and $21.9 million of capital expenditures. The debt repayments were associated with assumed debt levels resulting from certain acquisitions the Company completed during 1997. The capital equipment expenditures were predominately the result of the Company's continued expansion, both domestically and internationally, in providing technical product support services. The Company has recently announced the construction of two additional call centers in Milton-Freewater, Oregon and Ada, Oklahoma, the expansion of a facility in Charlotte, North Carolina, and the expansion of its pan-European call center in Amsterdam, The Netherlands, and anticipates that these new facilities will become operational during 1999.

Effective September 1, 1998, the Company acquired the remaining 50% of outstanding common stock of SHPS, Incorporated ("SHPS") (formally known as Sykes HealthPlan Services, Inc.) for approximately $30.6 million plus the assumption of SHPS' debt. The purchase price was allocated based upon fair values at the date of acquisition, and as a result the Company recorded approximately $6.1 million in capitalized software costs and rights, which will be amortized over five years, and approximately $9.9 million in goodwill, which will be amortized over 20 years. These allocations were based on appraisals, evaluations, estimations and other studies.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

In addition, the Company reviewed the in-process research and development projects acquired and considered, among other factors, the stage of development of each project at the time of acquisition, the importance of each project to the overall development plan, and the projected incremental cash flows from the projects when completed and any associated risks. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets. As of the acquisition date, technical feasibility of the in-process technology had not been established and the technology was determined to have no alternative future use, therefore, the Company recorded a non-recurring charge of approximately $18.6 million related to the write-off of acquired in-process research and development.

The Company believes that its accessible funds under its credit facilities and cash flows from operations will be adequate to meet its continued expansion objectives, anticipated levels of capital expenditures and debt repayment requirements, including those that may be required pursuant to the integration of its acquisitions, for the foreseeable future.

Results of Operations

Nine Months Ended September 30, 1998, Compared to Nine Months Ended September 28,1997

For the nine months ended September 30, 1998, the Company recorded consolidated revenues of $297.7 million, an increase of $72.1 million or 32%, from the $225.6 million of consolidated revenues for the comparable period during 1997. This growth in revenue was primarily the result of a $54.9 million or 54% increase in technical support services, an increase of $9.6 million from information technology services and solutions and an increase of $7.6 million from customer product services.

The increase in information technology support services revenues was primarily attributable to an increase in the number of IT call centers providing services throughout the period and the resultant increase in call volumes from clients, and the inclusion of SHPS' revenue generated since the date of acquisition. Subsequent to the third quarter of 1997, the Company opened two domestic IT call centers, opened two international IT call centers and expanded its call center in Sveg, Sweden. The increase in information technology services and solutions revenues was attributable to an increase in the average bill rate and hours billed to customers when compared to the comparable period in 1997. The increase in customer product services revenue for the nine months ended September 30, 1998 is primarily associated with an acquisition completed during the second quarter of 1997 by McQueen, which was accounted for utilizing the purchase method of accounting.

Direct salaries and related costs increased approximately $44.2 million or 31.5% to $184.3 million for the nine month period in 1998 from the comparable period in 1997. As a percentage of revenues, direct salaries and related costs decreased to approximately 61.9% in 1998 from approximately 62.1% for the comparable period in 1997. The increase in the amount of direct salaries and related costs was primarily attributable to the addition of personnel to support revenue growth. The decrease as a percentage of revenues resulted from economies of scale associated with spreading costs over a larger revenue base and the continued change in the Company's mix of business reflecting the growth of technical support services as a percentage of consolidated results.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended September 30, 1998, Compared to Nine Months Ended September 28,1997

General and administrative expenses increased approximately $14.5 million or 23.0% to $77.7 million for the nine month period in 1998 from the comparable period in 1997. As a percentage of revenues, however, general and administrative expenses decreased to 26.1% in 1998 from 28.0% for the comparable period in 1997. The increase in the amount of general and administrative expenses was primarily attributable to the addition of management, sales and administrative personnel to support the Company's growth. The decrease as a percentage of revenues resulted from economies of scale associated with spreading costs over a larger revenue base.

As part of the acquisition of SHPS, the Company determined that the technical feasibility of SHPS' in-process technology had not been established and the technology had no alternative use. Therefore, the Company recorded a charge of approximately $18.6 million related to the write-off of the acquired in-process research and development for the nine months ended September 30, 1998.

Interest and other expense was $8.2 million during the first nine months of 1998, inclusive of an $8.1 million net loss from joint venture, compared to interest and other income of $0.7 million during the comparable 1997 period. The net loss from the joint venture was attributable to acquisition-related, in-process research and development costs associated with acquisitions completed by the joint venture, which was recorded as other expense. Interest and other expense, exclusive of the net loss from the joint venture, was $0.1 million or less than 1% of revenue during the first nine months of 1998, compared to interest and other income of $0.7 million, or also less than 1% of revenue for the comparable period in 1997. The increase in interest and other expense for the nine month period was primarily attributable to an increase in the Company's debt position as a result of the acquisition of SHPS completed during 1998.

The provision for income taxes increased $4.7 million to $13.1 million for the nine month period in 1998 from the comparable period in 1997. As a percentage of revenue, the provision for income taxes increased to 4.4% during the 1998 period when contrasted to approximately 3.7% for the comparable 1997 period. The Company's marginal tax rate was 36.3% for 1998 compared to 36.1% for the comparable 1997 period, excluding the effect of one-time charges.

Three Months Ended September 30, 1998, Compared to Three Months Ended September 28, 1997

For the three months ended September 30, 1998, the Company recorded consolidated revenues of $107.8 million, an increase of approximately $28.0 million, or approximately 35%, from the $79.8 million of consolidated revenues for the comparable period during 1997. This growth in revenue was primarily the result of $25.8 million, or 69%, increase in technical support services, an increase in revenues of $3.6 million from information technology services and solutions, partially offset by a decrease of $1.4 million from customer product services.

The increase in information technology support services revenues was primarily attributable to an increase in the number of IT call centers providing services throughout the period and the resultant increase in call volumes from clients, and the inclusion of SHPS' revenue generated since the date of acquisition.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Three Months Ended September 30, 1998, Compared to Three Months Ended September 28, 1997

Subsequent to the third quarter of 1997, the Company opened two domestic IT call centers, opened two international IT call centers and expanded its call center located in Sveg, Sweden. The increase in information technology services and solutions revenues was attributable to an increase in the average bill rate and hours billed to customers when compared to the comparable period in 1997. The decrease in customer product services revenues was attributable to a reduction of selective clients which were inconsistent with the Company's business objectives.

Direct salaries and related costs increased approximately $15.1 million, or 30.0%, to $65.9 million, for the three month period in 1998 from the comparable period in 1997. As a percentage of revenues, direct salaries and related costs decreased to approximately 61.2% in 1998 from approximately 63.7% from the comparable period in 1997. The increase in the dollar amount of direct salaries and related costs was primarily attributable to the addition of personnel to support revenue growth. The decrease as a percentage of revenues resulted from economies of scale associated with spreading costs over a larger revenue base and the continued change in the Company's mix of business reflecting the growth of technical support services as a percentage of consolidated results.

General and administrative expenses increased approximately $6.8 million, or 31.4%, to $28.4 million, inclusive of a special one-time charge, for the three month period in 1998 from the comparable period in 1997. As a percentage of revenues, and inclusive of a special one-time charge, general and administrative expenses decreased to 26.4% in 1998 from 27.1%, for the three month comparable period in 1997. The increase in the amount of general and administrative expenses was primarily attributable to the addition of management, sales and administrative personnel to support the Company's growth. General and administrative expenses, exclusive of $450,000 of severance costs, increased approximately $6.3 million, or 29.4% to $27.9 million. The decrease as a percentage of revenues resulted from economies of scale associated with spreading costs over a large revenue base.

As part of the acquisition of SHPS, the Company determined that the technical feasibility of SHPS' in-process technology had not been established and the technology had no alternative use. Therefore, the Company recorded a charge of approximately $18.6 million related to the write-off of the acquired in-process research and development for the three months ended September 30, 1998.

Interest and other expense was $0.5 million during the three months ended September 30, 1998 from interest and other income of $0.1 million during the comparable 1997 period. As a percentage of revenues, interest and other expense was less than 1% in 1998 compared to interest and other income of less than 1% in 1997. The increase in interest and other expense for the three month period was primarily attributable to an increase in the Company's debt position as a result of the acquisition of SHPS completed during 1998.

The provision for income taxes increased $2.2 million, to $4.9 million, for the three month period in 1998 from the comparable period in 1997. As a percentage of revenue, the provision for income taxes increased to 4.6% during the 1998 period when contrasted to approximately 3.4% for the comparable 1997 period. The Company's marginal tax rate was 36.7% for 1998 compared to 36.3% for the comparable 1997 period, excluding the effect of one-time charges.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Year 2000

The Year 2000 issue is the result of computer software programs being written using two digits rather than four to define the applicable year. To the extent the Company's software applications contain source codes that are unable to appropriately interpret the calendar year 2000, some level of modification or even possibly replacement of such applications may be necessary. During late 1997, the Company initiated the process of reviewing its existing software programs to determine the potential exposure and began the process to determine what resources may be needed to become Year 2000 compliant. Based on this review, the Company has experienced very few problems related to Year 2000 testing and those identified have been fixed in the Company's day-to-day operations.

The Company has and will continue to utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project no later than June 1999, which is prior to any anticipated impact on its operating systems. The remaining cost of the Year 2000 project is estimated at approximately $1.2 million and is being funded through operating cash flows and is not expected to have a material effect on the Company's results of operations.

The cost of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. In the event any third parties cannot timely provide the Company with contents, products, services or systems that meet Year 2000 requirements, the Company's services could be materially adversely affected.

Although the Company expects its systems to be Year 2000 compliant on or before December 31, 1999, it cannot predict the outcome or the success of its Year 2000 program, or that third party systems are or will be Year 2000 compliant, or that the costs required to address the Year 2000 issue, or that the impact of a failure to achieve substantial Year 2000 compliance, will not have a material adverse effect on the Company's business, financial condition or results of operations. The Company has not adopted a contingency plan to address possible risks to its systems.

                           Part II - OTHER INFORMATION



Item 5 - Other Information



The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended ("Rule 14a-8"), for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders is December 1, 1998. In addition, after February 14 , 1998, notice to the Company of a shareholder proposal submitted otherwise than pursuant to Rule 14a-8 will be considered untimely, and the persons named in proxies solicited by the Board of Directors of the Company for its 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to any such proposal as to which the Company receives after February 14, 1998.







Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  The following document is filed as an exhibit to this Report:

                    Financial Data Schedule

         (b)      Reports on Form 8-K

                    The registrant  filed a Form 8-K, dated  September 11, 1998, on September 25, 1998, reporting under Item 5 the acquisition of the remaining 50 percent of the outstanding common stock of Sykes HealthPlan Services, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 , the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SYKES ENTERPRISES, INCORPORATED
                        (Registrant)







Date:      October 27, 1998          By: /s/ Scott J. Bendert
-----------------------------       ---------------------------
                                    Scott J. Bendert
                                    Senior Vice President-Finance, Treasurer
                                      and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                         SYKES ENTERPRISES, INCORPORATED


                                    FORM 10-Q

                  (For The Nine Months Ended September 30,1998)

                                  EXHIBIT INDEX

              Exhibit                                                      Page
              Number                                                      Number

               27.1            Financial Data Schedule                      19