Form 10-K405
period 1998-12-31
SYKES ENTERPRISES INC
filed 1999-03-29
CIK 1010612

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                               OR
      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-28274

                        SYKES ENTERPRISES, INCORPORATED
             (Exact name of registrant as specified in its charter)

                       FLORIDA                                              56-1383460
           (State or other jurisdiction of                                 (IRS Employer
           incorporation or organization)                               Identification No.)

           100 N. TAMPA STREET, SUITE 3900                                     33602
                   TAMPA, FLORIDA                                           (Zip Code)
      (Address of principal executive officers)

                                 (813) 274-1000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS
                              -------------------
                       Voting Common Stock $.0l Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]

     As of March 12, 1999, there were outstanding 42,080,581 shares of Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price reported on the Nasdaq National Market as of March 12, 1999 was $731,717,129.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Documents...................................................  Form 10-K Reference
Portions of the 1998 Sykes Enterprises,
  Incorporated Annual Report................................  Part II Items 5-8
Portions of the Proxy Statement
  dated April 1, 1999.......................................  Part III Items 10-13

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        SYKES ENTERPRISES, INCORPORATED

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                         PAGE NO.
                                                                         --------
Cautionary Statements of Forward Looking Information

PART I
  Item 1   Business....................................................
  Item 2   Properties..................................................
  Item 3   Legal Proceedings...........................................
  Item 4   Submission of Matters to a Vote of Security Holders.........

PART II
  Item 5   Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................
  Item 6   Selected Financial Data.....................................
  Item 7   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................
  Item 7a  Qualitative and Quantitative Disclosures About Market
             Risk......................................................
  Item 8   Financial Statements and Supplementary Data.................
  Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................

PART III
  Item 10  Directors and Executive Officers of the Registrant..........
  Item 11  Executive Compensation......................................
  Item 12  Security Ownership of Certain Beneficial Owners and
             Management................................................
  Item 13  Certain Relationships and Related Transactions..............

PART IV
  Item 14  Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................

     Certain matters discussed or incorporated by reference in this report are forward-looking statements within the meaning of the federal securities laws. Although the company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from the Company's current expectations include the loss of a significant customer; technological change; the inability of the Company to manage its growth; the inability of the Company to integrate the operations of acquisitions; risks associated with the Company's international operations; general economic conditions, and other risks discussed elsewhere in this report and in other filings of the Company with the Securities Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

     Sykes Enterprises, Incorporated ("Sykes" or the "Company") provides information technology ("IT") outsourcing services including information technology support services, information technology development services and solutions, on-line clinical managed care services, medical protocol products, employee benefit administration and support services, and customer product services. The Company's services are provided at various stages during the life cycle of computer hardware and software products.

     Through its state-of-the-art IT call centers, Sykes provides information technology support services (i) to leading computer hardware and software companies by providing technical product support services to end users of their products and (ii) to major companies by providing help desk services to their employees. The Company also provides outsourced care management services, products, and employee benefit administration services through its wholly-owned subsidiary, SHPS, Incorporated. In addition, through its staff of technical professionals, Sykes provides information technology development services and solutions to large corporations, on a contract or temporary staffing basis, including software design, development, integration and implementation; systems support and maintenance; and documentation, foreign language translation and software localization. Sykes also provides customer product services to computer hardware and software companies including design, replication, material integration, packaging and distribution. The integration of these services provides Sykes' customers the opportunity to outsource a broad range of their information technology services needs to the Company.

     In 1993, in an effort to capitalize on the trend toward outsourcing information technology services, the Company focused its strategic direction exclusively on the information technology services marketplace and broadened its array of services. Pursuant to this strategy, the Company began providing information technology support services by opening IT call centers. Revenues from information technology support services have grown rapidly through the opening of two domestic IT call centers in 1994, two in 1995, three in 1996, one in 1997, and one in 1998. All of the domestic IT call centers with the exception of the Charlotte, Scottsdale and Louisville locations are stand-alone facilities, each modeled after the same prototype. The Company's strategy of locating its domestic IT call centers in smaller communities, typically near a college or university, has enabled the Company to benefit from a relatively low cost structure and a technically proficient, stable work force. In addition to its domestic IT call centers, internationally the Company has opened one call center in 1994, and two during 1997. Additional international IT call centers were obtained as part of business combinations, of which one was acquired during 1996, eight were acquired during 1997, and five in 1998. The Company estimates that the IT call centers will have the capacity to process in excess of 200,000 calls per day in the aggregate, up from 7,000 calls per day in January 1994, from various users of hardware and software products and ancillary services.

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

     During 1998, the Company completed two business combinations for the aggregate purchase price of approximately 2.1 million shares of the Company's common stock. These business combinations were accounted for using the pooling-of-interests method of accounting. In addition, the Company also acquired the stock of SHPS, Incorporated ("SHPS") and related assets for approximately $30.6 million in cash and accounted for the acquisition utilizing the purchase method of accounting. In the aggregate, these acquisitions expanded the Company's geographical presence in Europe, established operations in Canada and expanded the vertical market service offerings that the Company provides.

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

     Expand Through Systematic Addition of IT Call Centers. Sykes has grown utilizing a strategy of both internal growth and external acquisitions. This plan has resulted in an increase from three IT call centers in 1994 to 29 IT call centers as of March 12, 1999. The Company has built nine domestic IT call centers between October 1995 and March 1999, has added an IT call center in Charlotte, North Carolina, and has acquired 13 call centers through business combinations. In addition, the Company has expanded its international operations through the IT call centers added in Sunninghill, South Africa and Les Ulis, France during 1997 and significantly expanded its call center in Sweden during 1998. The Company's IT call centers currently have the capacity to handle up to approximately 55 million calls per year. Sykes has systematized the establishment and ongoing operation of its domestic IT call centers by: (i) locating the centers in smaller communities, near a college or university, with a relatively low cost structure and a technically proficient, stable work force;
(ii) constructing the IT call centers modeled after the same prototype; (iii) utilizing standardized procedures to hire and train technicians; and (iv) maintaining consistently responsive, high quality services through call monitoring and tracking technology and other quality assurance procedures. The Company's systematic approach and procedures are part of its strategy of providing responsive, high quality support at a lower cost than the Company's competitors.

     Position Sykes as a Preferred Vendor. The Company intends to cross-market its expanded array of information technology services to existing customers and to continue to provide consistently high quality services to new and existing customers in order to position the Company as a preferred vendor of outsourced services. Sykes believes that its ability to work in partnership with its customers during the life cycle of their information technology products and systems, from software design and systems implementation, through technical documentation and foreign language translation, to product packaging and distribution, to end user technical product support and other telephonic services, gives it a competitive advantage to become the provider of choice to its customers. Sykes has expanded the services it provides, such as help desk and diagnostic support services through its existing relationships with Fortune 500 companies, particularly those customers using the Company's services to satisfy all or part of their information technology development services and solutions needs.

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

     The Company's strategy is to continue to develop or acquire other technologies that complement its call center activity functions. For example, the Company intends to integrate the capabilities of its sophisticated diagnostic proprietary software with Sykes' IT call centers to further enhance the efficiency and quality of the Company's information technology support services, and believes that enhancements to this software will enable it to access and offer information technology support services directly to the home and small business markets.

     Growth Through Vertical Industry Markets. The Company believes that numerous industries such as retail, telecommunications, financial services and healthcare will expand their usage of outsourcing vendors from the significant usage of emerging technologies. This strategy was imbedded in the Company's formation and subsequent acquisition of SHPS to enter the healthcare industry. The Company's strategy is to aggressively market itself to new and existing customers as a single-source provider of comprehensive and clinically sophisticated care management and employee benefit services. In addition, the Company intends to continue to expand its service offerings to meet its customers' existing needs as well as future needs created by regulatory and other charges.

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

     Growth Through Selective Acquisitions and Mergers. The Company intends to continue to acquire or combine with complementary businesses to increase market share, expand its services, enter key industry sectors and expand its geographic presence. Through December 31, 1998 the Company has completed 11 such strategic combinations since its initial public offering in April 1996. The Company believes it can expand the scope and quality of its information technology support services by acquiring or combining with companies with IT call centers in international markets which provide quality call center activities for leading computer hardware and software companies, as well as companies which enhance its ability to provide such services. The Company further believes that significant opportunities exist to acquire or combine with organizations which provide information technology services within the Company's strategic focus of emerging technology industries, such as the banking and telecommunications industries in which the Company competes on a limited basis. The information technology services industry is highly fragmented. Many of these firms may be attractive acquisition or merger candidates because they would enable Sykes to expand existing service offerings or open new geographic offices.

SERVICES

     The Company provides a wide array of information technology outsourcing services, including information technology support services and information technology development services and solutions. The following is a description of Sykes' outsourcing services:

     Technical Product Support. Sykes provides technical product support services by telephone (24 hours a day, 7 days a week) to end users of the products of hardware and software companies through its 14 stand-alone IT call centers in the United States, three call centers in Canada, and 12 international call centers located in Europe, South Africa and the Philippines. Consumers of hardware or software products of Sykes' customers dial a technical support number listed in their product manuals and are automatically connected to an IT call center technician who is specially trained in the applicable product and acts as a transparent extension of the hardware or software company in diagnosing problems and answering technical questions. The IT call centers also provide technical product support by electronic mail and electronic bulletin boards. The IT call centers in Europe provide support in 16 languages to 20 European and Asian countries.

     The Company provides a modular call center support management software product (AnswerTeam), capable of being included on the hard drive of a personal computer, that integrates communication and remote control technology with hardware and software diagnostic tools to provide end users a total support solution. This technology capability allows a user, with AnswerTeam loaded on their computer, to connect to a technical support technician located in a Sykes call center at the mouse click of an icon. Once connected the end user can receive support from traditional voice response means or the technician, with the user's authorization, can remotely fix the computer system directly from the call center. The end user can also receive support through the Internet or via E-mail.

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

     Care Management. The Company's care management services and products assist customers in improving the quality of healthcare services provided to plan participants and monitor patients' compliance with their prescribed course of treatment, while simultaneously reducing inappropriate medical costs. The Company's care management services are designed to prospectively assist in determining an individual's healthcare needs and monitor and evaluate the delivery of clinical care provided. The Company's clinical staff, comprised of registered nurses and physicians, interacts with patients, providers and payors to assist in determining, implementing and monitoring an effective and efficient customized care management program based on each patient's medical profile. The Company's care management services include demand, utilization, care disease and disability management. In addition, for providers and payors that wish to perform their own utilization management or quality assurance functions, the Company provides quality and utilization managed care software solutions through its Optimed software products and related services. These products are based on Optimed protocols developed and reviewed by the Company's medical panel of approximately 250 board certified physicians.

     Employee Benefit Administration and Support Services. The Company's Employee Benefit Services allow its customers to outsource the administration of their employee benefit plans, including enrolling new plan participants, developing and maintaining records, verifying or paying claims and producing management reports. The Company provides a broad range of Employee Benefit Services, including benefit plan administration ("BPA"), flexible spending account ("FSA") administration, COBRA administration, retiree benefits services and other ancillary services.

     Software Design, Development, Integration and Implementation. Sykes' professional personnel provide software application design services geared toward the development of a functional and technical blueprint for a client's desired software application. These professionals identify applicable business processes supported by an application and its related functions, determine end user requirements and prepare a comprehensive plan for developing and implementing the application. Additional services provided could also include on an independent program basis development of custom software necessary to operate a desired application, integration of the application into the customer's existing information processing architecture, the testing of the functionality of the application and assisting the customer in training its personnel to use the application.

     Software Localization and Documentation Development. Sykes also specializes in the development of product information for high-tech companies worldwide. Through its software localization, translation, technical documentation, and on-line information development services, Sykes provides turnkey solutions to help customers deliver their products to worldwide markets. Localization services include cultural adaptation, language translation, interface modification and international testing in over 27 languages. Technical documentation and on-line development services are provided in many leading formats (DOC, RTF, HTML, SGML) and a variety of platforms (Windows, Mac, Unix).

     Customer Product Services. The Company provides customer product services to computer hardware and software organizations as well as other technology companies. These services which can be provided through an e-commerce solution, include design, replication, printing documentation, material integration, packaging and distribution. The products are distributed to various levels of the distribution chain as directed by the customer.

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

     New IT call centers are established to accommodate anticipated growth in the Company's business or in response to a specific customer need. The Company believes that additional IT call centers will be established in the United States and Europe and potentially in Asia, the Pacific Rim region and South America.

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

     IT call center systems capture and download to permanent databases a variety of information concerning each call for reporting on a daily basis to customers, including number and duration of calls (which are important for billing purposes), response time and results of the call. Summary data and complete databases are made available to the customer to enable it to monitor the level of service provided by the Company, as well as to determine whether end users of its products are encountering recurring problems that require modification. The databases also provide Sykes' customers with considerable marketing information concerning end users, such as whether the user is a home or business user and regional differences in purchasing patterns or usage. The Company maintains tape backups and offsite storage to assure the integrity of its reporting systems and databases.

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

     Customer Product Centers. Sykes has expanded its customer product services during 1997 and 1998 through acquisitions, and through its ability to utilize the Internet. Sykes has three distribution centers located in the United States and six distribution centers located in Europe. Each of these centers have e-commerce capabilities through which the Company offers a broad range of brands in each of the product categories it covers, and meets the needs of customers who prefer to deal with a single source for many of their product needs. Sykes is continually evaluating new products, the demand for current products, and its overall product mix.

     Service and Solution Offices. Sykes' professional personnel are assigned to one of the Company's 25 offices, which are located in metropolitan areas throughout the United States, Canada, Europe and Singapore in order to be closer to their major customers. Each office is responsible for staffing the professional personnel needs of customers within its geographic region and customers referred from other offices based on specialized needs. These offices give Sykes the ability to (i) offer a broad range of professional services on a local basis, and (ii) respond to changing market demands in each geographical area served. The number of professionals assigned to each office ranges from 3 to 150.

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

QUALITY ASSURANCE

     Sykes carefully trains, monitors and supervises its employees to enhance the efficiency and the quality of its services. The training of new technicians at the IT call centers is conducted in-house through certified trainers or by professionals supplied by the Company's customers. Sykes actively recruits highly skilled professionals to staff specific assignment needs of its information technology development services and solutions customers. Generally, employees also receive ongoing training throughout the year to respond to changes in technology.

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

     The Company is committed to providing its customers with the highest quality services. To that end, the Company's IT call center in Sterling, Colorado has received ISO 9002 certification, an international standard for quality assurance and consistency in operating procedures. The Company's other locations are ISO 9002 compliant, but not certified. The Company anticipates that ISO 9002 certification may become a factor to organizations outsourcing their technical product support or help desk functions. Consequently, the Company has modeled each IT call center after ISO 9002 procedures to achieve consistency and quality. In addition, the Company received the 1995, 1996, 1997 and 1998 STAR Award in the highest call volume category. This award has been presented annually since 1988 by the Software Support Professionals Association (SSPA) to the software support company that achieves superior customer satisfaction and call metrics.

SALES AND MARKETING

     The Company's marketing objective is to develop long-term relationships with existing and potential clients to become the preferred vendor of their information technology outsourcing services. Sykes believes that its significant client base provides excellent opportunities for further marketing and cross selling of its broad range of capabilities. The Company markets its information technology services through a variety of methods, including client referrals, personal sales calls, advertising in industry publications, attending trade shows, direct mailings to targeted customers, telemarketing and cross selling additional services to existing clients. The Company currently employs 109 people in its direct sales force.

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

     The Company's customer product services sales force is composed of field sales representatives who manage relationships with the accounts. In addition, the Company has inside customer sales representatives who receive product orders and answer customer inquiries. The Company will process the order and ship the product from the appropriate distribution center. Customer product services are generally billed to the client based on a per unit basis.

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

     Information technology development services and solutions engagements generally are billed on a time and material basis. Sykes is expanding its efforts to obtain contracts with customers lasting six months or longer to increase recurring revenues, maximize utilization of professional personnel and enhance long-term relationships. The Company also is attempting to obtain contracts to provide for the management of specific information technology projects, rather than providing professionals to staff client-managed projects. This activity is directed towards a view of enhancing profit margins through the provision of value-added management services.

CUSTOMERS

     The Company has customers in the United States, Canada, Europe, the Phillippines, and South Africa. The Company's customers include Fortune 500 corporations and leading hardware and software companies.

The Company believes its nationally recognized customer base presents opportunities for further cross-marketing of its services.

     Adobe Systems Incorporated, which became the Company's largest customer as a result of the McQueen business combination during 1997, accounted for 12% and 10% of the Company's consolidated revenues for the years ended December 31, 1996 and 1997, respectively. In 1998, another customer became the Company's largest, accounting for approximately 8% of consolidated revenues. The Company's loss of (or the failure to retain a significant amount of business with) its key customers could have a material adverse effect on the Company. The Company's largest ten customers accounted for approximately 42% of the consolidated revenues in 1998. Generally, the Company's contracts are cancelable by each customer at any time or on short-term notice, and customers may unilaterally reduce their use of the Company's services under such contracts without penalty. Sykes provided services to approximately 1,200 customers during 1998.

COMPETITION

     The industry in which the Company competes is extremely competitive and highly fragmented. While many companies provide information technology services, management believes no one company is dominant. There are numerous and varied providers of such services, including firms specializing in various call center operations, product distribution, temporary staffing and personnel placement companies, language translation companies, developers of software diagnostic tools, general management consulting firms, major accounting firms, divisions of large hardware and software companies and niche providers of information technology services, many of whom compete in only certain markets. The Company's competitors include many companies who may possess substantially greater resources, greater name recognition and a more established customer base than the Company. In addition, the services offered by the Company historically have been provided by in-house personnel.

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

INTELLECTUAL PROPERTY

     The Company relies upon a combination of contract provisions and trade secret laws to protect the proprietary technology it uses at its IT call centers and facilities, and relies on a combination of copyright, trademark and trade secret laws to protect its proprietary software. The Company attempts to further protect its trade secrets and other proprietary information through agreements with employees and consultants. The Company does not hold any patents and does not have any patent applications pending. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to deter misappropriation of its proprietary rights or third party development of similar proprietary software. Sykes(R) and SHPS(R) are registered servicemarks of the Company. Sykes holds a number of registered trademarks, including DIAGSOFT(R), QAPLUS/WIN(R), ETSC(R), FS PRO(R) and FS PRO MARKETPLACE(R), AnswerTeam(R), and OPTIMED(R). In addition, the Company owns all copyrights to HI CARES.

EMPLOYEES

     As of February 15, 1999, the Company had 10,841 full-time employees, consisting of 109 in sales and marketing, 8,468 customer support technicians at the IT call centers, 822 technical professionals, 723 in distribution services and 719 in management, administration and finance.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides the names and ages of the Company's executive officers, and the positions and offices with the Company currently held by each of them:

NAME                        AGE                    PRINCIPAL POSITION
----                        ---                    ------------------
John H. Sykes.............  62    Chairman and Chief Executive Officer
David L. Grimes...........  51    President and Chief Operating Officer
Scott J. Bendert..........  42    Senior Vice President -- Finance, Treasurer,
                                    and Chief Financial Officer
Keith L. Gibson...........  39    Senior Vice President -- Worldwide Sales and
                                    Marketing
John D. Bray..............  50    Senior Vice President -- Human Resources and
                                    Administration
Gerry L. Rogers...........  53    Group Vice President, North America

     John H. Sykes has retained the titles and responsibilities of Chairman and Chief Executive Officer since December 1998. Mr. Sykes has been President and Chief Executive Officer of the Company from inception in 1977 until December 1998. Previously, Mr. Sykes was Senior Vice President of CDI Corporation, a publicly-held technical services firm.

     David L. Grimes joined the Company in December 1998 as President and was named Chief Operating Officer during February 1999. From 1984 to 1998, Mr. Grimes held various management positions with AT&T, a publicly-held telecommunications firm, most recently as Region Vice President.

     Scott J. Bendert joined the Company in 1993 as Chief Financial Officer and was named Senior Vice President-Finance during October 1997. In 1994, Mr. Bendert was named Treasurer, and in 1995 was appointed Vice
President -- Finance. From 1984 to 1993, Mr. Bendert held various management positions with Reflectone, Inc., a publicly-held producer of complex computer simulator trainers and devices, most recently as Corporate Controller.

     Keith L. Gibson joined the Company as Senior Vice President -- Worldwide Sales and Marketing during October 1997. From 1991 to 1997, Mr. Gibson was a partner of KPMG Peat Marwick LLP ("KPMG") where he acted as the Chief Knowledge Officer ("CKO"). Prior to his role as CKO, Mr. Gibson was Partner in Charge of Outsourcing Assessments. Prior to joining KPMG, Mr. Gibson spent 13 years at IBM in various marketing positions, working his way through many aspects of IBM's marketing area.

     John D. Bray joined the Company in 1996 as Vice President -- Human Resources and was named Senior Vice President -- Human Resources and Administration during October 1997. From 1989 to 1995, Mr. Bray was Director of Human Resources and Risk Management for Lil' Champ Food Stores, Inc.

     Gerry L. Rogers joined the Company as Group Vice President, North America in February 1999. From 1968 to 1999, Mr. Rogers held various management positions with AT&T, a publicly-held telecommunications firm, most recently as General Manager for the Business Growth Markets.

ITEM 2.  PROPERTIES

     The Company's principal executive offices are located in Tampa, Florida. This facility currently serves as the headquarters for senior management, the financial and administrative departments and the Tampa office. The following table sets forth additional information concerning the Company's facilities:

                                                              SQUARE
         PROPERTIES                    GENERAL USAGE           FEET     LEASE EXPIRATION
-----------------------------  -----------------------------  -------   ----------------
UNITED STATES LOCATIONS
Tampa, Florida...............  Corporate headquarters          18,000   December 2002
Tampa, Florida...............  Office                          18,000   July 1999
Tampa, Florida...............  Office                          19,900   June 2000
Ada, Oklahoma................  IT call center(Opened March     42,000   Company owned
                               1999)
Bismarck, North Dakota.......  IT call center                  84,000   Company owned
Charlotte, North Carolina....  IT call center                  56,800   October 2000
Greeley, Colorado............  IT call center                  42,000   Company owned
Hays, Kansas.................  IT call center                  42,000   Company owned
Klamath Falls, Oregon........  IT call center                  42,000   Company owned
Louisville, Kentucky.........  IT call center/office          160,700   July 2005
Manhattan, Kansas............  IT call center                  42,000   Company owned
Milton-Freewater, Oregon.....  IT call center(Opened March     42,000   Company owned
                               1999)
Minot, North Dakota..........  IT call center                  42,000   Company owned
Ponca City, Oklahoma.........  IT call center                  42,000   Company owned
Scottsdale, Arizona..........  IT call center                  39,100   June 2002
Sterling, Colorado...........  IT call center                  34,000   Company owned
Fremont, California..........  Distribution center            111,500   November 1999
Nashville, Tennessee.........  Distribution center             91,200   January 2001
Louisville, Kentucky.........  Distribution center             78,750   June 2001
Atlanta, Georgia.............  Office                           2,000   May 2000
Boise, Idaho.................  Office                           2,400   January 2000
Boston, Massachusetts........  Office                          26,000   September 2000
Boulder, Colorado............  Office                          13,000   March 2000
Cary, North Carolina.........  Office                           5,400   December 1999
Charlotte, North Carolina....  Office                           2,900   June 2000
Charlotte, North Carolina....  Office                          37,800   October 2003

                                                              SQUARE
         PROPERTIES                    GENERAL USAGE           FEET     LEASE EXPIRATION
-----------------------------  -----------------------------  -------   ----------------
Dallas, Texas................  Office                           3,000   June 2003
Denver, Colorado.............  Office                           2,000   January 2001
Greenville, South Carolina...  Office                           4,300   December 1999
Jacksonville, Florida........  Office                           1,800   November 2001
Lexington, Kentucky..........  Office                           1,600   June 2000
Lexington, Massachusetts.....  Office                          12,200   October 2002
Poughkeepsie, New York.......  Office                           1,000   January 2000
St. Louis, Missouri..........  Office                           5,500   September 2001

INTERNATIONAL LOCATIONS
Amsterdam, The Netherlands...  IT call center/office           27,700   September 1999
Amsterdam, The Netherlands...  IT call center                  12,400   December 1999
Amsterdam, The Netherlands...  IT call center                  21,500   June 1999
Edinburgh, Scotland..........  IT call center/office           35,900   September 2019
London, Ontario..............  IT call center                  40,000   Company owned
Toronto, Ontario.............  IT call center                   8,200   December 2001
Moncton, New Brunswick.......  IT call center                   1,700   June 1999
Les Ulis, France.............  IT call center                  38,700   February 2007
Bochum, Germany..............  IT call center                  26,400   December 2000
Hannover, Germany............  IT call center                  12,500   June 2001
Hamburg, Germany.............  IT call center                   6,400   November 2008
Esslingen, Germany...........  IT call center                   9,200   December 2005
Wilhelmshaven, Germany.......  IT call center                  36,800   March 2003
Manila, The Philippines......  IT call center                  13,200   June 2000
Sunninghill, South Africa....  IT call center                   4,300   September 2000
Sveg, Sweden.................  IT call center                  35,100   June 2001
Shannon, Ireland.............  IT call center and              66,000   April 2013
                               distribution center
Hoofddorp, The Netherlands...  Distribution center             20,000   July 2001
Sevran, France...............  Distribution center             19,400   August 2002
Galashiels, Scotland.........  Distribution center             92,800   Company owned
Kista, Sweden................  Distribution center              6,500   December 2000
Brentford, England...........  Sales office                       550   December 2005
Stockholm, Sweden............  Sales office                     2,700   December 1999
London, Ontario..............  Sales office                     2,800   May 2002
Ottawa, Ontario..............  Sales office                       500   June 1999
Singapore....................  Sales office                       500   December 1999
Vancouver, British
  Columbia...................  Sales office                     1,000   June 1999
Leuven, Belgium..............  Office and distribution         30,100   January 2006
                               center

     The Company owns each of its domestic IT call centers as identified and anticipates that additional IT call centers will be required due to growth and expansion. The Company may operate from time-to-time in temporary facilities to accommodate growth before new centers are available. The Company currently has two such temporary facilities totaling 18,300 square feet.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation incidental to its business. In the opinion of management, no litigation to which the Company currently is a party is likely to have a materially adverse effect on the Company's results of operations or financial condition, if decided adversely to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security-holders during the fourth quarter of the year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

     The information called for by this item is contained on page 22 of the Company's Annual Report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information called for by this item is contained in page 21 of the Company's Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information called for by this Item is contained in pages 24 through 31 of the Company's Annual Report and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by this Item is contained in pages 30 through 31 of the Company's Annual Report and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item is contained in pages 34 through 58 of the Company's Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 14, 1999, the Company appointed Ernst & Young LLP as its independent public accounting firm engaged as the principal accountant to audit the Company's financial statements for the year ended December 31, 1998. The Company has selected Ernst & Young LLP as its principal independent public accountant for 1999. A representative of Ernst & Young LLP will be present at the Annual Meeting, and will be available to respond to appropriate questions and may make a statement if he so desires.

     PricewaterhouseCoopers, LLP, and one of PWC's predecessor firms, Coopers & Lybrand, LLP (together "PWC"), previously served as the Company's principal independent public accountant. The Company was advised by the Securities and Exchange Commission (the "SEC") that PWC violated the independence standards promulgated by the SEC, which require, among other things, that public accounting firms and their professionals not have any direct or material indirect financial interest in their audit clients. Among the violations, a professional of PWC's Tampa office owned securities of the Company during the period that PWC was designated as the Company's independent public accountant. The Company was among a number of companies affected by this type of activity within PWC. On January 14, 1999, the SEC announced that it instituted and simultaneously settled proceedings brought against PWC for failing to comply with the independence standards with respect to its publicly held audit clients. In connection with the foregoing, on January 14, 1999, the Company appointed Ernst & Young LLP as its principal independent public accountant to audit the Company's financial statements for calendar year 1998 and dismissed PWC as the Company's principal independent public accountant for calendar year 1998. Both of these decisions were approved by the audit committee of the Board of Directors.

     The Company did not know and did not have any reason to know of PWC's lack of compliance with the SEC's independence standards. Moreover, PWC's conduct is not consistent with the standards regarding compliance with the SEC's independence standards that the Company expects from its independent public accountant. Nonetheless, the Company does not believe that these violations effected the quality or integrity of the Company's financial statements that were audited by PWC or PWC's audit opinions rendered in connection with such audits.

     PWC's report on the Company's financial statements for 1996 and 1997 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. In addition, during the Company's 1996 and 1997 fiscal years and during the interim period in 1998 preceding PWC's dismissal, there have not been any disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of PWC, would have caused PWC to make reference to the subject matter of the disagreement in connection with its report. During the Company's 1996 and 1997 fiscal years and during the interim period in 1998 preceding PWC's dismissal: (a) PWC has not advised the Company that the internal controls necessary for it to develop reliable financial statements do not exist;
(b) PWC has not advised the Company that information has come to PWC's attention that has led it to no longer be able to rely on management's representations, or that has made PWC unwilling to be associated with the financial statement prepared by management; (c) PWC has not advised the Company of the need to expand significantly the scope of its audit, or that information has come to PWC's attention during such time period that if further investigated may (i) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements (including information that may prevent PWC from rendering an unqualified audit report on those financial statements) or
(ii) cause PWC to be unwilling to rely on management's representations or be associated with the Company's financial statements and; (d) PWC has not advised the Company that information has come to PWC's attention that it has concluded materially impacts the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements).

                                    PART III

     All information required by Items 10 through 13 with the exception of information on Executive Officers which appears in the report under the caption "Executive Officers of the Registrant" is incorporated by reference to the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Consolidated Financial Statements

          Reports of Independent Auditors.

     The following information is contained in pages 34 through 58 of the Company's Annual Report, and is incorporated herein by reference:

     - Consolidated Balance Sheets as of December 31, 1997 and 1998.

     - Consolidated Statements of Income for the years ended December 31, 1996, 1997 and 1998.

     - Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1997 and 1998.

     - Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998.

     - Notes to Consolidated Financial Statements.

     (a)(2) Financial Statement Schedule

          Schedule II -- Valuation and Qualifying Accounts

     (a)(3) Exhibits

     The following documents are filed as exhibits to this report:

EXHIBIT
NUMBER                             EXHIBITS DESCRIPTION
-------                            --------------------
 2.1       --  Articles of Merger between Sykes Enterprises, Incorporated, a North Carolina corporation, and Sykes Enterprises,
               Incorporated, a Florida Corporation, dated March 1, 1996.(1)
 2.2       --  Articles of Merger between Sykes Enterprises, Incorporated and Sykes Realty, Inc.(1)
 2.3       --  Stock Purchase Agreement dated July 1, 1996 among Sykes
               Enterprises, Incorporated and Johan Holm, Arne Weinz and
               Norhold Invest AB.(2)
 2.4       --  Stock Purchase Agreement dated August 30, 1996 among Sykes
               Enterprises, Incorporated and Gordon H. Kraft.(3)
 2.5       --  Merger Agreement dated as of January 10, 1997 among Sykes
               Enterprises, Incorporated, Info Systems of North Carolina,
               Inc. and ISNC Acquisition Co.(4)
 2.6       --  Stock Purchase Agreement date March 28, 19997 among Sykes
               Enterprises, Incorporated, Sykes Holdings of Belgium,
               B.V.B.A., Cycle B.V.B.A. and Michael McMahon.(5)
 2.7       --  Joint Marketing and Distribution Agreement dated April 30,
               1997 by and between Sykes Enterprises, Incorporated and
               SystemSoft Corporation.(10)
 2.8       --  Common Stock Purchase Agreement dated May 6, 1997 by and between Sykes Enterprises, Incorporated and SystemSoft
               Corporation.(10)
 2.9       --  Acquisition Agreement, dated May 30, 1997, by and among the holders of all of the capital interests of Telcare
               Gesellschaft fur Telekommunikations-Mehrwertdienste mbH,
               Sykes Enterprises GmbH, and Sykes Enterprises,
               Incorporated.(7)
 2.10      --  Acquisition Agreement, dated September 19, 1997, by and among the holders of all of the capital interests of TAS
               Telemarketing Gesellschaft fur Kommunikation und Dialog mbH,
               Sykes Enterprises, GmbH, and Sykes Enterprises,
               Incorporated.(8)
 2.11      --  Acquisition Agreement, dated September 25, 1997, by and among the holders of all of the capital interests of TAS
               Hedi Fabinyi GmbH, Sykes Enterprises, GmbH, and Sykes
               Enterprises, Incorporated.(8)
 2.12      --  Shareholder Agreement dated December 18, 1997, by and among
               Sykes Enterprises, Incorporated and HealthPlan Services
               Corporation.(14)
 2.13      --  Acquisition Agreement, dated December 31, 1997, by and among the holders of all of the capital interests of McQueen
               International Limited and Sykes Enterprises,
               Incorporated.(11)
 2.14      --  Stock Purchase Agreement, dated September 11, 1998, between
               HealthPlan Services Corporation and Sykes Enterprises,
               Incorporated.(17)
 2.15      --  Acquisition Agreement, dated November 23, 1998, by and among the holders of all of the capital interests of TAS GmbH Nord
               Telemarketing und Vertriebsberatung, Sykes Enterprises,
               GmbH, and Sykes Enterprises, Incorporated (filed herewith).
 2.16      --  Combination Agreement, dated December 29, 1998, by and among the holders of all of the capital interests of Oracle
               Service Networks Corporation and Sykes Enterprises,
               Incorporated.(18)
 3.1       --  Articles of Incorporation of Sykes Enterprises,
               Incorporated, as amended (filed herewith).

EXHIBIT
NUMBER                             EXHIBITS DESCRIPTION
-------                            --------------------
 3.2       --  Articles of Amendment to Articles of Incorporation of Sykes
               Enterprises, Incorporation (filed herewith).
 3.3       --  Bylaws of Sykes Enterprises, Incorporated, as amended.(12)
 4.1       --  Specimen certificate for the Common Stock of Sykes
               Enterprises, Incorporated.(1)
10.1       --  Loan Agreement between NationsBank, N.A. and Sykes
               Enterprises, Incorporated dated as of December 31, 1996.(6)
10.2       --  Employment Agreement dated as of January 1, 1996 between
               John H. Sykes and Sykes Enterprises, Incorporated.(1)
10.3       --  Form of Employment Agreement between executive officers and
               Sykes Enterprises, Incorporated.(1)
10.4       --  Stock Option Agreement between Sykes Enterprises,
               Incorporated and David E. Garner dated as of December 31,
               1995.(1)
10.5       --  1996 Employee Stock Option Plan.(1)
10.6       --  1996 Non-Employee Director Stock Option Plan.(1)
10.7       --  1996 Non-Employee Directors' Fee Plan.(1)
10.8       --  Form of Split Dollar Plan Documents.(1)
10.9       --  Form of Split Dollar Agreement.(1)
10.10      --  Form of Indemnity Agreement between directors and executive officers and Sykes Enterprises, Incorporated.(1)
10.11      --  Aircraft Lease Agreement between JHS Leasing of Tampa, Inc.
               as lessor and Sykes Enterprises, Incorporated as lessee,
               dated December 1, 1995.(1)
10.12      --  Single Tenant Property Lease Agreement between Sykes
               Investments as landlord and Sykes Enterprises, Incorporated as tenant dated October 31, 1989, for building in Charlotte,
               North Carolina.(1)
10.13      --  Tax Indemnification Agreement between Sykes Enterprises,
               Incorporated and John H. Sykes.(1)
10.14      --  Consultant Agreement between Sykes Enterprises, Incorporated and E.J. Milani Consulting Corp. dated April 1, 1996.(1)
10.15      --  Credit Agreement between NationsBank N.A. and Sykes
               Enterprises, Incorporated dated as of February 27, 1998.(16)
10.16      --  Amendment No. 1 to Credit Agreement between NationsBank N.A.
               and Sykes Enterprises, Incorporated dated as of March 20,
               1998.(16)
10.17      --  Guaranty Agreement between Sykes Enterprises, Incorporated and HealthPlan Services Corp. to NationsBank N.A. dated
               March 16, 1998.(16)
10.18      --  1997 Management Stock Incentive Plan.(15)
10.19      --  1999 Employee Stock Purchase Plan (filed herewith).
13.1       --  1998 Sykes Enterprises, Incorporated Annual Report
               (incorporates sections only in electronic filing).
21.1       --  List of subsidiaries of Sykes Enterprises, Incorporated
               (filed herewith).

EXHIBIT
NUMBER                             EXHIBITS DESCRIPTION
-------                            --------------------
23.1       --  Consent of Ernst & Young LLP
24.1       --  Power of Attorney relating to subsequent amendments
               (included on the signature page of this report).
27.1       --  Financial Data Schedule (for SEC use only)(filed herewith).

---------------

 (1) Filed as the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-2324) and incorporated herein by reference.
 (2) Filed as an Exhibit to the Registrant's Form 8-K dated July 31, 1996, and incorporated herein by reference.
 (3) Filed as an Exhibit to the Registrant's Form 8-K dated September 16, 1996, and incorporated herein by reference.
 (4) Included as Appendix A to the Proxy Statement/Prospectus contained in the Registrant's Registration Statement on Form S-4 (Registration No. 333-20465) and incorporated herein by reference.
 (5) Filed as an Exhibit to the Registrant's Form 10-K dated March 30, 1997, and incorporated herein by reference.
 (6) Filed as Exhibit 2.5 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-20465) and incorporated herein by reference.
 (7) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated June 16, 1997, and incorporated herein by reference.
 (8) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated September 26, 1997, and incorporated herein by reference.
 (9) Filed as the same numbered Exhibit to the Registrant's Registration Statement on Form S-3 (Registration No. 333-38513) and incorporated herein by reference.
(10) Filed as an Exhibit to the Registrant's Form 10-Q dated June 29, 1997, and incorporated herein by reference.
(11) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated January 15, 1998, and incorporated herein by reference.
(12) Filed as an Exhibit to the Registrant's Registration Statement on Form S-3 (Registration No. 333-38513) and incorporated herein by reference.
(13) Filed as an Exhibit to the Registrant's Registration Statement on Form S-3 (Registration No. 333-46569) and incorporated herein by reference.
(14) Filed as an Exhibit to the Registrant's Form 10-K dated December 31, 1997, and incorporated herein by reference.
(15) Filed as an Exhibit to the Registrant's Proxy Statement on Form 14A, dated April 1, 1998, and incorporated herein by reference.
(16) Filed as an Exhibit to the Registrant's Form 10-Q dated March 31, 1998, and incorporated herein by reference.
(17) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated September 11, 1998, and incorporated herein by reference.
(18) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated December 29, 1998, and incorporated herein by reference.

     (b) Reports on Form 8-K

        Item 2 -- Acquisition or Disposition of Assets
                  Acquisition of SHPS, Incorporated (formerly known as Sykes HealthPlan Services, Inc.)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 24th day of March, 1999.

                                          SYKES ENTERPRISES, INCORPORATED
                                          (Registrant)
                                          By:
                                            ------------------------------------
                                                      Scott J. Bendert
                                             Senior Vice President -- Finance,
                                                          Treasurer
                                                and Chief Financial Officer

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                  /s/ JOHN H. SYKES                    Chairman of the Board, Chief     March 24, 1999
-----------------------------------------------------    Executive Officer and
                    John H. Sykes                        Director (Principal Executive
                                                         Officer)

                 /s/ DAVID L. GRIMES                   President and Chief Operating    March 24, 1999
-----------------------------------------------------    Officer
                   David L. Grimes

                /s/ SCOTT J. BENDERT                   Senior Vice                      March 24, 1999
-----------------------------------------------------    President -- Finance, Chief
                  Scott J. Bendert                       Financial Officer and
                                                         Treasurer (Principal
                                                         Financial and Accounting
                                                         Officer)

                 /s/ GORDON H. LOETZ                   Vice Chairman of the Board and   March 24, 1999
-----------------------------------------------------    Director
                   Gordon H. Loetz

           /s/ FURMAN P. BODENHEIMER, JR.              Director                         March 24, 1999
-----------------------------------------------------
             Furman P. Bodenheimer, Jr.

                 /s/ H. PARKS HELMS                    Director                         March 24, 1999
-----------------------------------------------------
                   H. Parks Helms

                /s/ ERNEST J. MILANI                   Director                         March 24, 1999
-----------------------------------------------------
                  Ernest J. Milani

                /s/ ADELAIDE A. SINK                   Director                         March 24, 1999
-----------------------------------------------------
                  Adelaide A. Sink

                /s/ R. JAMES STROKER                   Director                         March 24, 1999
-----------------------------------------------------
                  R. James Stroker

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ IAIN A. MACDONALD                  Director                         March 24, 1999
-----------------------------------------------------
                  Iain A. Macdonald

             /s/ LINDA MCCLINTOCK-GRECO                Director                         March 24, 1999
-----------------------------------------------------
               Linda McClintock-Greco

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Sykes Enterprises, Incorporated

     We consent to the incorporation by reference in this Form 10-K of Sykes Enterprises, Incorporated of our report dated March 5, 1999, included in the 1998 Annual Report to Shareholders of Sykes Enterprises, Incorporated.

     Our audit also included the financial statement schedule of Sykes Enterprises, Incorporated listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-23681) pertaining to the Sykes Enterprises, Incorporated, 1996 Employee Stock Option Plan of our report dated March 5, 1999, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Form 10-K of Sykes Enterprises, Incorporated.

                                          Ernst & Young LLP

Tampa, Florida
March 25, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Sykes Enterprises, Incorporated

     We have audited the consolidated balance sheets of Sykes Enterprises, Incorporated and subsidiaries as of December 31, 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1996 and 1997, which financial statements are included on pages 34 through 58 of the Sykes Enterprises, Incorporated and subsidiaries Annual Report and incorporated by reference herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sykes Enterprises, Incorporated and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for the year ended December 31, 1996 and 1997, in conformity with generally accepted accounting principles.

                                          PricewaterhouseCoopers LLP

Tampa, Florida
March 6, 1998

                        SYKES ENTERPRISES, INCORPORATED

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                              ADDITIONAL
                                                              CHARGE TO
                                                  BEGINNING    COST AND                      ENDING
                                                   BALANCE     EXPENSES    DEDUCTIONS(1)    BALANCE
                                                  ---------   ----------   -------------   ----------
Allowance for doubtful accounts:
  Year ended December 31, 1996..................  $310,739    $  317,811     $130,421      $  498,129
  Year ended December 31, 1997..................   498,129       167,396      128,130         537,395
  Year ended December 31, 1998..................   537,395       261,599        2,823         796,171

Foreign current deferred tax valuation
  allowance:
  Year ended December 31, 1996..................  $     --    $  571,000     $     --      $  571,000
  Year ended December 31, 1997..................   571,000            --      436,000         135,000
  Year ended December 31, 1998..................   135,000            --      135,000              --

Domestic non-current deferred tax valuation
  allowance:
  Year ended December 31, 1996..................  $     --    $       --     $     --      $       --
  Year ended December 31, 1997..................        --            --           --              --
  Year ended December 31, 1998..................        --     3,000,000           --       3,000,000

Foreign non-current deferred tax valuation
  allowance:
  Year ended December 31, 1996..................  $     --    $       --     $     --      $       --
  Year ended December 31, 1997..................        --            --           --              --
  Year ended December 31, 1998..................        --       704,000           --         704,000

---------------

(1) Write-offs and recoveries

EXHIBIT INDEX


Exhibit
Number                                 Exhibit Description
-------                                -------------------
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

2.11 Acquisition Agreement, dated September 25, 1997, by and among the holders of all of the capital interests of TAS Hedi Fabinyi GmbH, Sykes Enterprises, GmbH, and Sykes Enterprises, Incorporated. (8)

2.12     Shareholder Agreement dated December 18, 1997, by and among Sykes
         Enterprises, Incorporated and HealthPlan Services Corporation. (14)

2.13 Acquisition Agreement, dated December 31, 1997, by and among the holders of all of the capital interests of McQueen International
         Limited and Sykes Enterprises, Incorporated. (11)




2.14     Stock Purchase Agreement, dated September 11, 1998, between HealthPlan
         Services Corporation and Sykes Enterprises, Incorporated. (17)

2.15 Acquisition Agreement, dated November 23, 1998, by and among the holders of all of the capital interests of TAS GmbH Nord Telemarketing und Vertriebsberatung, Sykes Enterprises, GmbH, and Sykes Enterprises,
         Incorporated, (filed herewith).

2.16 Combination Agreement, dated December 29, 1998, by and among the holders of all of the capital interests of Oracle Service Networks
         Corporation and Sykes Enterprises, Incorporated. (18)

3.1 Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (12)

3.2      Articles to Amendment to Articles of Incorporation of Sykes
         Enterprises, Incorporated (filed herewith).

3.3      Bylaws of Sykes Enterprises, Incorporated, as amended. (12)

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

10.5     1996 Employees' Stock Option Plan. (1)

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




10.13 Tax Indemnification Agreement between Sykes Enterprises, Incorporated and John H. Sykes. (1)

10.14    Consultant Agreement between Sykes Enterprises, Incorporated and E.J.
         Milani Consulting Corp. dated April 1, 1996. (1)

10.15    Credit Agreement between NationsBank N.A. and Sykes Enterprises,
         Incorporated dated as of February 27, 1998. (16)

10.16    Amendment No. 1 to Credit Agreement between NationsBank N.A. and Sykes
         Enterprises, Incorporated dated as of March 20, 1998. (16)

10.17    Guaranty Agreement between Sykes Enterprises, Incorporated and
         HealthPlan Services Corp. to NationsBank N.A. dated March 16, 1998.
         (16)

10.18    1997 Management Stock Incentive Plan. (15)

10.19    1999 Employees' Stock Purchase Plan (filed herewith).

13.1 1998 Sykes Enterprises, Incorporated Annual Report (incorporates sections only in electronic filing).

21.1 List of subsidiaries of Sykes Enterprises, Incorporated (filed herewith).

23.1     Consent of Ernst & Young LLP

24.1 Power of Attorney relating to subsequent amendments (included on the signature page of this report).

27.1     Financial Data Schedule (for SEC use only)(filed herewith).

---------------

(1)      Filed as the same numbered Exhibit to the Registrant's Registration
         Statement on Form S-1 (Registration No. 333-2324) and incorporated herein by reference.
(2) Filed as an Exhibit to the Registrant's Form 8-K dated July 31, 1996, and incorporated herein by reference.
(3)      Filed as an Exhibit to the Registrant's Form 8-K dated September 16,
         1996, and incorporated herein by reference.
(4) Included as Appendix A to the Proxy Statement/Prospectus contained in the Registrant's Registration Statement on Form S-4 (Registration No.
         333-20465) and incorporated herein by reference.
(5)      Filed as an Exhibit to the Registrant's Form 10-K dated March 30,
         1997, and incorporated herein by reference.
(6)      Filed as Exhibit 2.5 to the Registrant's Registration Statement on
         Form S-4 (Registration No. 333-20465) and incorporated herein by reference.
(7) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated June 16, 1997, and incorporated herein by reference.




(8) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated September 26, 1997, and incorporated herein by reference.
(9)      Filed as the same numbered Exhibit to the Registrant's Registration
         Statement on Form S-3 (Registration No. 333-38513) and incorporated herein by reference.
(10) Filed as an Exhibit to the Registrant's Form 10-Q dated June 29, 1997, and incorporated herein by reference.
(11) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated January 15, 1998, and incorporated herein by reference.
(12)     Filed as an Exhibit to the Registrant's Registration Statement on Form
         S-3 (Registration No. 333-38513) and incorporated herein by reference.
(13)     Filed as an Exhibit to the Registrant's Registration Statement on Form
         S-3 (Registration No. 333-46569) and incorporated herein by reference.
(14)     Filed as an Exhibit to the Registrant's Form 10-K dated December 31,
         1997, and incorporated herein by reference.
(15) Filed as an Exhibit to the Registrant's Proxy Statement on Form 14A dated April 1, 1998, and incorporated herein by reference.
(16)     Filed as an Exhibit to the Registrant's Form 10-Q dated March 31,
         1998, and incorporated herein by reference.
(17)     Filed as an Exhibit to Registrant's Current Report on Form 8-K dated
         September 11, 1998, and incorporated herein by reference.
(18) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated December 29, 1998, and incorporated herein by reference.
