Form 10-Q
period 1999-03-31
SYKES ENTERPRISES INC
filed 1999-05-13
CIK 1010612

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1999


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from __________________ to __________________


         Commission File No. 0-28274


                        SYKES ENTERPRISES, INCORPORATED
                        -------------------------------
            (Exaction name of Registrant as specified in its charter)

          Florida                                      56-1383460
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              100 North Tampa Street, Suite 3900, Tampa, FL 33602
              ---------------------------------------------------
Registrant's telephone number, including area code:  (813) 274-1000

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

Common stock, $0.01 Par Value, 42,089,569 shares as of April 20, 1999




                                  Page 1 of 17
                      The Exhibit Index Appears on Page 16

                                     PART I
Item 1 - Financial Statements

                         SYKES ENTERPRISES, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                                                December 31,         March 31,
                                                                     1998              1999
                                                                ------------        -----------
                                                                                    (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents...............................     $  36,348,863       $  29,273,328
  Restricted cash.........................................        11,090,890          16,726,981
  Receivables.............................................       113,840,262         123,286,782
  Prepaid expenses and other current assets...............        15,861,742          18,947,858
                                                                ------------        ------------

    Total current assets..................................       177,141,757         188,234,949

Property and equipment, net...............................        99,176,512         111,672,436
Marketable securities.....................................           199,875             202,629
Intangible assets, net....................................        75,132,011          73,530,938
Deferred charges and other assets.........................        13,484,146          15,615,973
                                                                ------------        ------------
                                                               $ 365,134,301       $ 389,256,925
                                                                ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current installments of long-term debt..................     $   3,983,239       $   2,250,008
  Accounts payable........................................        30,086,549          30,708,735
  Income taxes payable....................................        10,549,623          15,665,365
  Accrued employee compensation and benefits..............        19,144,242          21,070,615
  Customer deposits.......................................        10,978,868          17,351,307
  Other accrued expenses and current liabilities..........        17,194,752          17,798,029
                                                                ------------        ------------

    Total current liabilities.............................        91,937,273         104,844,059

Long-term debt............................................        75,448,202          72,632,817
Deferred grants...........................................        15,434,676          19,075,475
Deferred revenue..........................................        14,707,773          15,851,026
Other long-term liabilities...............................         2,668,895           2,100,282
                                                                ------------        ------------

    Total liabilities.....................................       200,196,819         214,503,659
                                                                ------------        ------------

Commitments and contingencies

Shareholders' equity
  Preferred stock, $0.01 par value, 10,000,000 shares
    authorized; no shares issued and outstanding..........              -                   -
  Common stock, $0.01 par value, 200,000,000 shares
    authorized; 41,451,905 and 42,087,069 issued and
    outstanding...........................................           414,519             420,871
  Additional paid-in capital..............................       136,199,748         136,736,704
  Retained earnings.......................................        29,730,975          39,710,194
  Accumulated other comprehensive income..................        (1,407,760)         (2,114,503)
                                                                ------------        ------------

    Total shareholders' equity............................       164,937,482         174,753,266
                                                                ------------        ------------
                                                               $ 365,134,301       $ 389,256,925
                                                                ============        ============

          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
              Three Months Ended March 31, 1998 and March 31, 1999
                                   (Unaudited)


                                                                    1998                1999
                                                               ------------        -------------

Revenues..................................................     $ 98,087,957        $ 136,377,905
                                                                -----------         ------------


Operating expenses
  Direct salaries and related costs.......................       61,160,367           83,246,909
  General and administrative..............................       26,318,977           36,276,791
                                                                -----------         ------------
    Total operating expenses..............................       87,479,344          119,523,700
                                                                -----------         ------------

Income from operations....................................       10,608,613           16,854,205

Other income (expense)
  Interest, net...........................................           38,696             (658,844)
  Net loss from joint venture.............................       (3,865,149)                -
  Other...................................................          (12,484)              83,952
                                                                -----------         ------------
    Total other expense...................................       (3,838,937)            (574,892)
                                                                -----------         ------------

Income before income taxes................................        6,769,676           16,279,313
Provision for income taxes................................        3,867,010            6,300,094
                                                                -----------         ------------


Net income................................................     $  2,902,666        $   9,979,219
                                                                ===========         ============


Basic net income per share................................     $       0.07        $        0.24
                                                                ===========         ============
Diluted net income per share..............................     $       0.07        $        0.23
                                                                ===========         ============


Shares outstanding
  Basic...................................................       41,120,422           41,458,845
  Diluted.................................................       42,218,812           42,824,342






          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                                                     Accumulated
                                        Common         Common        Additional                         Other
                                        Stock          Stock          Paid-in         Retained       Comprehensive
                                        Shares         Amount         Capital         Earnings          Income           Total
                                        ------         ------        ----------       ---------      --------------      -----

Balance at December 31, 1997          41,119,626     $ 411,196     $ 133,592,337    $ 22,151,352     $ (3,594,665)    $152,560,220

Distributions                               -             -                 -           (351,268)            -            (351,268)

Net income                                  -             -                 -          2,902,666             -           2,902,666
Unrealized loss on securities               -             -                 -               -          (2,868,594)      (2,868,594)
Foreign currency translation
 adjustment                                 -             -                 -               -            (648,477)        (648,477)
                                                                                                                        ----------
Comprehensive income (loss)                                                                                               (614,405)
                                                                                                                        ----------

                                     ----------------------------------------------------------------------------------------------

Balance at March 31, 1998             41,119,626       411,196       133,592,337      24,702,750       (7,111,736)     151,594,547
(unaudited)

Issuance of common stock                 332,279         3,323         1,073,411             -               -           1,076,734
Tax-effect of non-qualified
 exercise of stock options                  -             -            1,534,000             -               -           1,534,000
Distributions                               -             -                 -           (347,108)            -            (347,108)

Net income                                  -             -                 -          5,375,333             -           5,375,333
Recognition of write-down on
 marketable securities                      -             -                 -               -           3,603,112        3,603,112
Foreign currency translation
 adjustment                                 -             -                 -               -           2,100,864        2,100,864
                                                                                                                       -----------
Comprehensive income                                                                                                    11,079,309
                                                                                                                       -----------

                                     ----------------------------------------------------------------------------------------------

Balance at December 31, 1998          41,451,905       414,519       136,199,748      29,730,975       (1,407,760)     164,937,482

Issuance of common stock                 635,164         6,352           536,956            -                -             543,308

Net income                                  -             -                 -          8,879,219             -           9,979,219
Foreign currency translation
 adjustment                                 -             -                 -               -            (709,497)       (709,497)
Unrealized gain on securities               -             -                 -               -               2,754           2,754
                                                                                                                       -----------
Comprehensive income                                                                                                     9,272,476
                                                                                                                       -----------

                                     ----------------------------------------------------------------------------------------------
Balance at March 31, 1999
(unaudited)                           42,087,069      $420,871      $136,736,704    $ 39,710,194     $ (2,114,503)    $174,753,266
                                     ==============================================================================================


          See accompanying notes to consolidated financial statements.

                        SYKES ENTERPRISES, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Three Months Ended March 31, 1998 and March 31, 1999
                                   (Unaudited)


                                                                             1998                 1999
                                                                             ----                 ----

Cash flows from operating activities:
  Net income....................................................        $   2,902,666       $   9,979,219
  Depreciation and amortization.................................            4,217,784           8,567,604
  Acquired in-process research and development cost.............            3,892,500                -
  Deferred income taxes.........................................             (406,637)         (1,494,501)
  Gain on disposal of property and equipment....................               (2,230)               -
  Changes in assets and liabilities - net of effects
    of acquisitions
  Receivables...................................................           (6,794,836)         (7,523,003)
  Prepaid expenses and other current assets.....................           (2,247,653)         (3,232,245)
  Intangible assets.............................................                 -                (90,139)
  Deferred charges and other assets.............................              (82,778)           (493,952)
  Accounts payable..............................................             (593,390)            622,186
  Income taxes payable..........................................            1,686,203           1,913,996
  Accrued employee compensation and benefits....................            2,336,800           1,926,373
  Customer deposits, net of restricted cash.....................                 -                736,348
  Other accrued expenses and current liabilities................            4,194,277             603,277
  Deferred revenue..............................................                 -              1,143,255
  Other long-term liabilities...................................                 -               (568,612)
                                                                                 -           ------------
    Net cash provided by operating activities...................            9,102,706          12,089,806
                                                                         ------------        ------------

Cash flows from investing activities
  Capital expenditures..........................................           (6,253,410)        (19,731,518)
  Investment in joint venture...................................          (12,016,127)               -
  Proceeds from sale of marketable securities...................            1,000,000                -
  Proceeds from sale of property and equipment..................               21,205                -
                                                                         ------------        ------------
    Net cash used for investing activities......................          (17,248,332)        (19,731,518)
                                                                         ------------        ------------

Cash flows from financing activities
  Paydowns under revolving line of credit agreements............                 -            (17,000,000)
  Borrowings under revolving line of credit agreements..........                 -             14,500,000
  Proceeds from issuance of stock...............................                 -                543,308
  Proceeds from grants..........................................               31,572           5,280,976
  Payment of long-term debt.....................................          (33,507,892)         (2,048,615)
  Distributions.................................................             (351,268)               -
                                                                         ------------        ------------
    Net cash provided by (used for) financing activities........          (33,827,588)          1,275,669
                                                                         ------------        ------------

Adjustments for foreign currency translation....................             (648,477)           (709,497)
                                                                         ------------        ------------
Net decrease in cash and cash equivalents.......................          (42,621,691)         (7,075,540)
Cash and cash equivalents - beginning...........................           75,308,505          36,348,868
                                                                         ------------        ------------
Cash and cash equivalents - ending..............................        $  32,686,814       $  29,273,328
                                                                         ============        ============




          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Three months ended March 31, 1998 and March 31, 1999
                                   (Unaudited)


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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 1998 included in the Company's Form 10-K dated December 31, 1998 as filed with the United States Securities and Exchange Commission ("SEC") on March 29, 1999.

Note 1 - Acquisitions and Mergers

Effective September 1, 1998 the Company acquired the remaining 50% of outstand-ing common stock of SHPS, Incorporated ("SHPS") (formally known as Sykes HealthPlan Services, Inc.) for approximately $28.1 million plus the assumption of SHPS' debt. This purchase price was primarily financed through borrowings under the Company's credit facility.

This acquisition was accounted for utilizing the purchase method of accounting and accordingly, SHPS' results of operations for the three months ended
March 31, 1999 have been included in the accompanying financial statements. The purchase price has been allocated to the assets and liabilities of SHPS based upon fair values at the date of acquisition. The allocations were based on appraisals, evaluations, estimations and other studies.

The Company adjusted the amounts originally allocated to net loss from joint venture to reflect the methodology set forth in the September 15, 1998 letter from the SEC Staff to the American Institute of Certified Public Accountants ("AICPA"). The letter sets forth the SEC's views regarding the valuation methodology to be used in allocating a portion of the purchase price to acquired, in-process research and development at the date of acquisition. As a result of the revised valuation, the Company's financial statements for the quarter ended March 31, 1998 have been restated to reduce the amount of acquired, in-process research and development charges incurred by SHPS and the resulting impact on the Company's proportionate share of the adjustment.

On November 27, 1998, the Company acquired all of the stock of TAS GmbH Nord Telemarketing und Vertriebsberatung ("TAS III") of Hannover, Germany, in exchange for

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Three months ended March 31, 1999 and March 31, 1998
                                   (Unaudited)

Note 1 - Acquisitions and Mergers, continued

587,000 shares of the Company's common stock. The Company accounted for the acquisition utilizing the pooling-of-interests method of accounting. TAS III provides technical call center support and customer care services, database development and consulting services to customers in Germany.

On December 29, 1998, the Company acquired all of the stock of Oracle Service Networks Corporation ("Oracle") in exchange for 1,475,000 shares of the Company's common stock. The Company accounted for the acquisition utilizing the pooling-of-interests method of accounting. Oracle provides call center support and customer care services to various customers in North America, as well as demand-management services for the Canadian provincial health care system.

The above transactions, excluding SHPS, have been accounted for as pooling-of-interests and, accordingly, the consolidated financial statements for the periods presented have been restated to include the accounts of TAS III and Oracle. Separate results of operations for the period prior to the mergers with TAS III and Oracle are outlined below.

                                                                    Three
                                                                 months ended
                                                                   March 31,
                                                                     1998
                                                                 ------------
Revenue:
 Sykes..................................................         $ 89,149,324
 TAS III................................................            1,764,314
 Oracle.................................................            7,174,319
                                                                  -----------
Combined ...............................................         $ 98,087,957
                                                                  ===========

Net income:
 Sykes (1)..............................................         $  2,678,343
 TAS III................................................               70,705
 Oracle.................................................              153,618
                                                                  -----------
Combined ...............................................         $  2,902,666
                                                                  ===========

Other changes in shareholders' equity:
 Sykes..................................................         $     31,572
 TAS III ...............................................                 -
 Oracle.................................................              (351,268)
                                                                  ------------
Combined................................................         $    (319,696)
                                                                  ============

(1) The Company has restated its financial statements to reflect the methodology regarding acquired in-process research and development charges as set forth in the September 15, 1998 letter from the SEC Staff to the AICPA.

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Three months ended March 31, 1999 and March 31, 1998
                                   (Unaudited)

Note 2 - Commitments and Contingencies

The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company's future financial position.

Note 3 - Accumulated Other Comprehensive Income

Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" which requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. The components of other comprehensive income are as follows:

                                                                                  Accumulated
                                              Unrealized       Foreign              Other
                                               Gain on         Currency          Comprehensive
                                              Securities     Translation            Income
                                              ----------     -----------         -------------

Balance at December 31, 1998...............   $     -       $ (1,407,760)       $ (1,407,760)
Foreign currency translation adjustment....         -           (709,497)           (709,497)
Unrealized gain on securities,
  net of income taxes......................        2,754            -                  2,754
                                               ---------     -----------         -----------

Balance at March 31, 1999 (unaudited)......   $    2,754    $ (2,117,257)       $ (2,114,503)
                                               =========     ===========         ===========


Earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for United States federal and state income taxes on those earnings or translation adjustments has been provided.

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Three months ended March 31, 1999 and March 31, 1998
                                   (Unaudited)


Note 4 - Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilution, if not anti-dilutive, from stock options using the treasury stock method.

The numbers of shares used in the earnings per share computation are as follows:



                                                          Three Months Ended
                                                          ------------------
                                                      March 31,       March 31,
                                                        1998           1999
                                                      ---------      ----------
Basic:
  Weighted average common outstanding...........      41,120,422     41,458,845
                                                      ----------     ----------

     Total basic shares outstanding.............      41,120,422     41,458,845
Diluted:
  Dilution of stock options.....................       1,098,390      1,365,497
                                                      ----------     ----------
    Total diluted shares outstanding............      42,218,812     42,824,342
                                                      ==========     ==========

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Sykes Enterprises, Incorporated (the "Company") December 31, 1998 Consolidated Financial Statements, including the notes thereto. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis.

Financial Condition

The Company's primary sources of liquidity are equity offerings, cash flows from operations and available borrowings under its credit facility. The Company has utilized these sources to make additional capital expenditures associated primarily with its technical support services, to repay debt associated with entities it has acquired subsequent to the public offerings, and for working capital and general corporate purposes. In addition, the Company intends future uses of its sources of liquidity to include the aforementioned and possible additional acquisitions. The Company invests any excess funds in short-term, investment-grade securities or money market instruments.

During the three-month period ended March 31, 1999, the Company generated approximately $12.1 million in cash from operations. The Company utilized these funds and certain of its available cash and credit facility to fund $2.5 million of debt repayment, net of additional borrowings, and $19.7 million of capital expenditures. The debt repayments were associated with assumed debt levels resulting from an acquisition the Company completed during 1998. The capital expenditures were predominately the result of the Company's continued expansion, both domestically and internationally, in providing technical product support services. The Company has recently announced the construction of additional call centers in Scottsbluff, Nebraska, and Ed, Sweden, and anticipates that these new facilities will become operational during 1999.

The Company believes that its accessible funds under its credit facilities and cash flows from operations will be adequate to meet its continued expansion objectives, anticipated levels of capital expenditures and debt repayment requirements, including those that may be required pursuant to the integration of its acquisitions, for the foreseeable future.

Results of Operations

Three Months Ended March 31, 1999, Compared to Three Months Ended March 31, 1998

For the three months ended March 31, 1999, the Company recorded consolidated revenues of $136.4 million, an increase of $38.3 million or 39.0%, from the $98.1 million of consolidated revenues for the comparable period during 1998. This growth in revenue was the result of a $44.9 million or 83.1% increase in technical support services, offset by a decrease of $5.7 million from information technology services and solutions and a decrease of $0.9 million from customer product services.

The increase in information technology support services revenues was primarily attributable to an increase in the number of IT call centers providing services throughout the period and the resultant increase in call volumes from clients, and the inclusion of SHPS' revenue generated for the first quarter of 1999. Subsequent to the first quarter of 1998, the Company opened four domestic and one international IT call centers, and expanded its call center in Sveg, Sweden. The decrease in information technology services and solutions revenues was attributable to a decrease in license fees and royalties associated with the Company's technology applications when compared to the comparable period in 1998. The decrease in customer product services revenue for the three months

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

ended March 31, 1999 was primarily attributable to a reduction of selective clients which were inconsistent with the Company's business objectives.

Direct salaries and related costs increased approximately $22.1 million or 36.1% to $83.2 million for the three-month period in 1999 from the comparable period in 1998. As a percentage of revenues, however, direct salaries and related costs decreased to approximately 61.0% in 1999 from approximately 62.4% for the comparable period in 1998. The increase in the amount of direct salaries and related costs was primarily attributable to the addition of personnel to support revenue growth. The decrease as a percentage of revenues resulted from economies of scale associated with spreading costs over a larger revenue base and the continued change in the Company's mix of business reflecting the growth of technical support services as a percentage of consolidated results.

General and administrative expenses increased approximately $10.0 million or 37.8% to $36.3 million for the three month period in 1999 from the comparable period in 1998. As a percentage of revenues, however, general and administrative expenses decreased to 26.6% in 1999 from 26.8% for the comparable period in 1998. The increase in the amount of general and administrative expenses was primarily attributable to the addition of management, sales and administrative personnel to support the Company's growth. The decrease as a percentage of revenues resulted from economies of scale associated with spreading costs over a larger revenue base.

Interest and other expense was $0.6 million during the first three months of 1999, compared to interest and other expense of $3.8 million during the comparable 1998 period, inclusive of an $3.9 million net loss from joint venture. The net loss from the joint venture was attributable to acquisition-related, in-process research and development costs associated with acquisitions completed by the joint venture, which was recorded as other expense. The increase in interest and other expense for the three-month period was primarily attributable to an increase in the Company's debt position as a result of the acquisition of SHPS completed during 1998.

The provision for income taxes increased $2.4 million to $6.3 million for the three-month period in 1999 from the comparable period in 1998. As a percentage of revenue, the provision for income taxes increased to 4.6% during the 1999 period when contrasted to approximately 3.9% for the comparable 1998 period. The increase was attributable to the increase of income before income taxes and to an increase in income before income taxes as a percentage of revenue. The Company's effective tax rate was 38.7% for 1999 compared to 36.4% for the comparable 1998 period, excluding the effect of one-time charges, primarily as a result of non-deductible expenses which consisted primarily of goodwill amortization.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Year 2000

The Year 2000 issue is the result of computer software programs being written using two digits rather than four to define the applicable year. To the extent the Company's software applications contain source codes that are unable to appropriately interpret the calendar year 2000, some level of modification or even possibly replacement of such applications may be necessary. During late 1997, the Company initiated the process of reviewing its existing software programs to determine the potential exposure and amount of resources that may be needed to become Year 2000 compliant. Based on this review, the Company has experienced very few problems related to Year 2000 testing and those identified have been resolved in the Company's day-to-day operations.

The Company has and will continue to utilize both internal and external resources to reprogram, or replace, and test its internal use software for Year 2000 modifications. The Company anticipates completing its Year 2000 testing and modifications no later than August 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at approximately $1.2 million and is being funded through operating cash flows. To date, the Company has incurred approximately $0.6 million related to this project. Such cost is not expected to have a material effect on the Company's results of operations.

The remaining costs to become Year 2000 compliant and the date on which the Company believes it will complete all Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, availability of corrective software provided by external suppliers, the ability to locate and correct all relevant computer codes and similar uncertainties.

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

In a recent Securities and Exchange Commission release regarding Year 2000 disclosure, the Securities and Exchange Commission stated that public companies must disclose the most reasonable likely worst case Year 2000 scenario. Although it is not possible to assess the likelihood of any of the following events, each must be included in a consideration of worst case scenarios: widespread failure of electrical and similar supplies serving the Company; widespread disruption of the services provided by common communications' carriers; similar disruption to the means and modes of transportation for the Company and its employees, suppliers, and customers; significant disruption to the Company's ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of the Company's customers' and its suppliers' critical computer hardware and software systems, and the failure of outside entities' systems, including systems related to banking and finance.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Although the Company expects its systems to be Year 2000 compliant on or before December 31, 1999, it cannot predict the outcome or the success of its efforts to become Year 2000 compliant, or that third party systems are or will be Year 2000 compliant, or that the costs required to address the Year 2000 issue, or that the impact of a failure to achieve substantial Year 2000 compliance, will not have a material adverse effect on the Company's business, financial condi-tion or results of operations. The Company is in the process of developing contingency plans to ensure continued operation of its systems.

Part II - OTHER INFORMATION

Item 5 - Other Information

         None


Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         The following document is filed as an exhibit to this Report:

           Financial Data Schedule

(b)      Reports on Form 8-K

           Item 2 - Acquisition or Disposition of Assets, filed January 12, 1999 Acquisition of Oracle Service Networks Corporation

           Item 4 - Change in Accountants, filed January 21, 1999

           Item 4 - Change in Accountants, filed February 3, 1999

           Item 2 - Acquisition or Disposition of Assets, filed March 12, 1999

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       SYKES ENTERPRISES, INCORPORATED
                                             (Registrant)




Date:  April 27, 1999                  By: /s/ Scott J. Bendert
                                          --------------------------------------
                                           Scott J. Bendert
                                           Senior Vice President-Finance,
                                             Treasurer and Chief Financial
                                             Officer
                                             (Principal Financial and Accounting
                                              Officer)

                         SYKES ENTERPRISES, INCORPORATED

                                    FORM 10-Q

                   (For The Three Months Ended March 31, 1999)



                                  EXHIBIT INDEX
                                  -------------


     Exhibit                                                          Page
     Number                                                          Number
     -------                                                         ------

      27.1                 Financial Data Schedule                     17