Form 10-Q
period 1999-06-30
SYKES ENTERPRISES INC
filed 1999-08-13
CIK 1010612

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1999


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to ____________


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

Common stock, $0.01 Par Value, 42,307,237 shares as of August 10, 1999



                                  Page 1 of 18
                      The Exhibit Index appears on Page 17

                                     PART I
Item 1 - Financial Statements

                         SYKES ENTERPRISES, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                                     December 31,                    June 30,
                                                                         1998                          1999
                                                                 -------------------         ---------------------
                                                                                                 (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents...............................        $     36,348,863             $   32,283,256
  Restricted cash.........................................              11,090,890                  9,389,887
  Receivables.............................................             113,840,262                123,466,507
  Prepaid expenses and other current assets...............              15,861,742                 18,451,662
                                                                   ---------------              -------------

    Total current assets..................................             177,141,757                183,591,312

Property and equipment, net...............................              99,176,512                117,355,063
Marketable securities.....................................                 199,875                    497,474
Intangible assets, net....................................              75,132,011                 71,260,956
Deferred charges and other assets.........................              13,484,146                 14,939,097
                                                                   ---------------              -------------
                                                                  $    365,134,301             $  387,643,902
                                                                   ===============              =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current installments of long-term debt..................        $      3,983,239             $      945,612
  Accounts payable........................................              30,086,549                 24,165,195
  Income taxes payable....................................              10,549,623                 17,170,633
  Accrued employee compensation and benefits..............              19,144,242                 22,110,528
  Customer deposits.......................................              10,978,868                  7,000,814
  Other accrued expenses and current liabilities..........              17,194,752                 16,238,919
                                                                   ---------------              -------------

    Total current liabilities.............................              91,937,273                 87,631,701

Long-term debt............................................              75,448,202                 75,288,157
Deferred grants...........................................              15,434,676                 19,557,582
Deferred revenue..........................................              14,707,773                 19,165,485
Other long-term liabilities...............................               2,668,895                  1,831,032
                                                                   ---------------              -------------

    Total liabilities.....................................             200,196,819                203,473,957

Commitments and contingencies

Shareholders' equity
  Preferred stock, $0.01 par value, 10,000,000 shares
    authorized; no shares issued and outstanding..........                    -                          -
  Common stock, $0.01 par value, 200,000,000 shares
    authorized; 41,451,905 and 42,281,197 issued and
    outstanding...........................................                 414,519                    422,812
  Additional paid-in capital..............................             136,199,748                139,086,388
  Retained earnings.......................................              29,730,975                 51,207,785
  Accumulated other comprehensive income..................              (1,407,760)                (6,547,040)
                                                                   ---------------              -------------

    Total shareholders' equity............................             164,937,482                184,169,945
                                                                   ---------------              -------------
                                                                  $    365,134,301             $  387,643,902
                                                                   ===============              =============

          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                Six and Three Months Ended June 30, 1998 and 1999
                                   (Unaudited)


                                               Six Months Ended June 30,                      Three Months Ended June 30,
                                      ---------------------------------------------   ---------------------------------------------
                                               1998                    1999                    1998                    1999
                                      ---------------------   ---------------------   ---------------------   ---------------------

Revenues....................           $    208,754,967         $   282,485,530         $   110,667,010        $    146,107,625
                                        ---------------          --------------          --------------         ---------------


Operating expenses
  Direct salaries and
    related costs...........                129,928,228             172,184,824              68,767,861              88,937,915
  General and
    administrative..........                 55,108,246              73,827,628              28,789,269              37,550,837
                                        ---------------          --------------          --------------          --------------
    Total operating expenses                185,036,474             246,012,452              97,557,130             126,488,752
                                        ---------------          --------------          --------------          --------------

Income from operations......                 23,718,493              36,473,078              13,109,880              19,618,873

Other income (expense)
  Interest, net.............                    219,012              (1,535,254)                184,339                (876,410)
  Net income (loss) from
    joint venture...........                 (3,845,149)                   -                     20,000                    -
  Other...................                      (24,585)                 97,080                 (16,124)                 13,128
                                        ---------------          --------------          --------------          --------------
    Total other expense.....                 (3,650,722)             (1,438,174)                188,215                (863,282)
                                        ---------------          --------------          --------------          --------------

Income before income taxes..                 20,067,771              35,034,904              13,298,095              18,755,591
Provision for income taxes..                  8,864,116              13,558,094               4,997,106               7,258,000
                                        ---------------          --------------          --------------          --------------


Net income..................           $     11,203,655         $    21,476,810         $     8,300,989         $    11,497,591
                                        ===============          ==============          ==============          ==============

Net income per share
  Basic.....................           $           0.27         $          0.51         $          0.20         $          0.27
                                        ===============          ==============          ==============          ==============
  Diluted...................           $           0.27         $          0.50         $          0.20         $          0.27
                                        ===============          ==============          ==============          ==============


Shares outstanding
  Basic.....................                 41,156,997              41,770,792              41,193,572              42,082,738
  Diluted...................                 42,219,645              42,960,598              42,220,479              43,096,854




          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                    Accumulated
                                         Common       Common       Additional                          Other
                                         Stock        Stock         Paid-in         Retained        Comprehensive
                                         Shares       Amount        Capital         Earnings           Income             Total
                                     -----------------------------------------------------------------------------------------------

Balance at January 1, 1998             41,119,626    $411,196     $133,592,337     $22,151,352       $(3,594,665)     $152,560,220

Issuance of common stock                  216,586       2,166          804,599            -                 -              806,765
Tax effect of non-qualified
 exercise of stock options                   -           -           1,150,500            -                 -            1,150,500
Distributions                                -           -                -           (351,268)             -             (351,268)

Net income                                   -           -                -         11,203,655              -           11,203,655
Unrealized loss on securities                -           -                -               -           (2,340,847)       (2,340,847)
Foreign currency translation
  adjustment                                 -           -                -               -           (1,575,155)       (1,575,155)

Comprehensive income                                                                                                     7,287,653

                                     -----------------------------------------------------------------------------------------------

Balance at June 30, 1998               41,336,212     413,362      135,547,436      33,003,739         (7,510,667)     161,453,870
  (unaudited)

Issuance of common stock                  115,693       1,157          268,812            -                  -             269,969
Tax-effect of non-qualified
 exercise of stock options                   -           -             383,500            -                  -             383,500
Distributions                                -           -                -           (347,108)              -            (347,108)

Net loss                                     -           -                -         (2,925,656)              -          (2,925,656)
Recognition of write-down on
 marketable securities                       -           -                -               -             3,075,365        3,075,365
Foreign currency translation
 adjustment                                  -           -                -               -             3,027,542        3,027,542

Comprehensive income                                                                                                     3,177,251


                                     -----------------------------------------------------------------------------------------------

Balance at December 31, 1998           41,451,905     414,519      136,199,748      29,730,975         (1,407,760)     164,937,482

Issuance of common stock                  829,292       8,293        2,886,640            -                   -          2,894,933

Net income                                   -           -                -         21,476,810                -         21,476,810
Foreign currency translation
 adjustment                                  -           -                -               -            (5,139,280)      (5,139,280)

Comprehensive income                                                                                                    16,337,530


Balance at June 30, 1999
(unaudited                             42,281,197    $422,812     $139,086,388     $51,207,785        $(6,547,040)    $184,169,945
                                     ===============================================================================================



          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1998 and 1999
                                   (Unaudited)

                                                                          1998                      1999
                                                                     ------------                ----------

Cash flows from operating activities
  Net income..............................................           $ 11,203,655                $ 21,476,810
  Depreciation and amortization...........................              7,478,212                  16,388,254
  Acquired in-process research and development cost.......              3,845,149                        -
  Deferred income taxes...................................               (284,956)                 (1,589,808)
  Gain on disposal of property and equipment..............                (86,738)                       -
  Changes in assets and liabilities
  Receivables.............................................            (15,814,085)                 (9,907,221)
  Prepaid expenses and other current assets...............             (1,600,204)                 (2,730,341)
  Deferred charges and other assets.......................             (2,419,675)                    732,716
  Accounts payable........................................              3,235,683                  (5,920,941)
  Income taxes payable....................................              4,263,284                   6,620,597
  Accrued employee compensation and benefits..............              6,339,718                   2,966,286
  Customer deposits, net of restricted cash...............                   -                     (2,277,051)
  Other accrued expenses and current liabilities..........              1,252,518                    (953,735)
  Deferred revenue........................................                   -                      4,457,712
  Other long-term liabilities.............................                   -                       (837,866)
                                                                      -----------                 -----------
    Net cash provided by operating activities.............             17,412,561                  28,425,412
                                                                      -----------                 -----------

Cash flows from investing activities
  Capital expenditures....................................            (12,464,312)                (30,949,736)
  Investment in joint venture.............................            (10,387,208)                       -
  Proceeds from sale (purchase of) of marketable
    securities............................................              1,000,000                    (297,599)
  Proceeds from sale of property and equipment............                 37,406                        -
                                                                      -----------                 -----------
    Net cash used for investing activities................            (21,814,114)                (31,247,335)
                                                                      -----------                 -----------

Cash flows from financing activities
  Paydowns under revolving line of credit agreements......               (654,016)                (40,000,000)
  Borrowings under revolving line of credit agreements....                713,638                  40,000,000
  Proceeds from issuance of stock.........................              1,957,265                   2,894,933
  Proceeds from grants....................................                 89,585                   4,198,335
  Payment of long-term debt...............................            (35,852,141)                 (3,197,672)
  Distributions...........................................               (698,374)                       -
                                                                      -----------                 -----------
    Net cash provided by (used for) financing activities..            (34,444,043)                  3,895,596
                                                                      -----------                 -----------

Adjustments for foreign currency translation..............             (1,575,155)                 (5,139,280)

Net decrease in cash and cash equivalents.................            (40,420,751)                 (4,065,607)
Cash and cash equivalents - beginning.....................             75,308,505                  36,348,863
                                                                      -----------                 -----------
Cash and cash equivalents - ending........................           $ 34,887,754                $ 32,283,256
                                                                      ===========                 ===========



          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Six months ended June 30, 1998 and June 30, 1999
                                   (Unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 1998 included in the Company's Form 10-K dated December 31, 1998 as filed with the United States Securities and Exchange Commission ("SEC") on March 29, 1999.

Note 1 - Acquisitions and Mergers

Effective September 1, 1998 the Company acquired the remaining 50% of outstanding common stock of SHPS, Incorporated ("SHPS") (formally known as Sykes HealthPlan Services, Inc.) for approximately $28.1 million plus the assumption of SHPS' debt. This purchase price was primarily financed through borrowings under the Company's credit facility.

This acquisition was accounted for utilizing the purchase method of accounting and accordingly, SHPS' results of operations for the six and three months ended June 30, 1999 have been included in the accompanying financial statements. The purchase price has been allocated to the assets and liabilities of SHPS based upon fair values at the date of acquisition. The allocations were based on appraisals, evaluations, estimations and other studies.

The Company adjusted the amounts originally allocated to net loss from joint venture to reflect the methodology set forth in the September 15, 1998 letter from the SEC Staff to the American Institute of Certified Public Accountants ("AICPA"). The letter sets forth the SEC's views regarding the valuation methodology to be used in allocating a portion of the purchase price to acquired in-process research and development at the date of acquisition. As a result of the revised valuation, the Company's financial statements for the six months ended June 30, 1998 have been restated to reduce the amount of acquired in-process research and development charges incurred by SHPS and the resulting impact on the Company's proportionate share of the adjustment.

On November 27, 1998, the Company acquired all of the stock of TAS GmbH Nord Telemarketing und Vertriebsberatung ("TAS III") of Hannover, Germany, in exchange for

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Six months ended June 30, 1999 and June 30, 1998
                                   (Unaudited)

Note 1 - Acquisitions and Mergers, continued

587,000 shares of the Company's common stock. The Company accounted for the acquisition utilizing the pooling-of-interests method of accounting. TAS III provides technical call center support and customer care services, database development and consulting services to customers in Germany.

On December 29, 1998, the Company acquired all of the stock of Oracle Service Networks Corporation ("Oracle") in exchange for 1,475,000 shares of the Company's common stock. The Company accounted for the acquisition utilizing the pooling-of-interests method of accounting. Oracle provides call center support and customer care services to various customers in North America, as well as demand management services for the Canadian provincial health care system.

The above transactions, excluding SHPS, have been accounted for as pooling-of-interests and, accordingly, the consolidated financial statements for the periods presented have been restated to include the accounts of TAS III and Oracle. Separate results of operations for the period prior to the mergers with TAS III and Oracle are outlined below.

                                                                         Six months ended         Three months ended
                                                                             June 30,                  June 30,
                                                                               1998                      1998
                                                                       ---------------------     --------------------
Revenues:
 Sykes....................................................                $  189,961,220           $  100,811,896
 TAS III..................................................                     3,564,788                1,800,474
 Oracle...................................................                    15,228,959                8,054,640
                                                                           -------------            -------------
Combined .................................................                $  208,754,967           $  110,667,010
                                                                           =============            =============

Net income:
 Sykes (1)................................................                $   10,590,938           $    7,912,595
 TAS III..................................................                       141,329                   70,624
 Oracle...................................................                       471,388                  317,770
                                                                           -------------            -------------
Combined .................................................                $   11,203,655           $    8,300,989
                                                                           =============            =============

Other changes in shareholders' equity:
 Sykes....................................................                $   (3,517,071)          $       31,572
 TAS III .................................................                          -                        -
 Oracle...................................................                      (351,268)                (351,268)
                                                                           -------------            -------------
Combined..................................................                $   (3,868,339)          $     (319,696)
                                                                           =============            =============


(1) The Company has restated its financial statements for the three-month period ended March 31, 1998 to reflect the methodology as set forth in the September 15, 1998 letter from the SEC Staff to the AICPA regarding acquired in-process research and development charges.

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Six months ended June 30, 1999 and June 30, 1998
                                   (Unaudited)


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

Note 3 - Accumulated Other Comprehensive Income

Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" which requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. The components of other comprehensive income are as follows:

                                                                                     Accumulated
                                                               Foreign                  Other
                                                              Currency              Comprehensive
                                                             Translation                Income
                                                             -----------            -------------

Balance at December 31, 1998..............................   $(1,407,760)           $ (1,407,760)
Foreign currency translation adjustment...................    (5,139,280)             (5,139,280)
                                                              ----------             -----------

Balance at June 30, 1999 (unaudited)......................   $(6,547,040)           $ (6,547,040)
                                                              ==========             ===========


Earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for United States federal and state income taxes on those earnings or translation adjustments has been provided.

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Six months ended June 30, 1999 and June 30, 1998
                                   (Unaudited)


Note 4 - Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilution, if not anti-dilutive, from stock options using the treasury stock method.

The numbers of shares used in the earnings per share computation are as follows:

                                                    Six Months Ended June 30,               Three Months Ended June 30,
                                             --------------------------------------   --------------------------------------
                                                   1998                1999                 1998                1999
                                             -----------------   -----------------    -----------------   -----------------
 Basic:
   Weighted average common outstanding.         41,156,997          41,770,792           41,193,572          42,082,738
                                                ----------          ----------           ----------          ----------
     Total basic. shares outstanding....
                                                41,156,997          41,770,792           41,193,572          42,082,738
 Diluted:
   Dilution of stock options............         1,062,648           1,189,806            1,026,907           1,014,116
                                                ----------           ---------            ---------          ----------
     Total diluted. shares outstanding..        42,219,645          42,960,598           42,220,479          43,096,854
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

During the six-month period ended June 30, 1999, the Company generated approximately $28.4 million in cash from operations. The Company utilized these funds and certain of its available cash and credit facility to fund $3.2 million of debt repayment, net of additional borrowings, and $30.9 million of capital expenditures. The debt repayments were associated with assumed debt levels resulting from an acquisition the Company completed during 1998. The capital expenditures were predominately the result of the Company's continued expansion, both domestically and internationally, in providing technical product support services. The Company has recently announced the construction of additional call centers in Pikesville and Hazard, Kentucky and has ongoing construction in Scottsbluff, Nebraska, and Ed, Sweden, and anticipates that these new facilities will become operational during 1999.

The Company believes that its accessible funds under its credit facilities and cash flows from operations will be adequate to meet its continued expansion objectives, anticipated levels of capital expenditures and debt repayment requirements, including those that may be required pursuant to the integration of its acquisitions, for the foreseeable future.

Results of Operations

Six Months Ended June 30, 1999, Compared to Six Months Ended June 30, 1998

For the six months ended June 30, 1999, the Company recorded consolidated revenues of $282.5 million, an increase of $73.7 million or 35.3%, from the $208.8 million of consolidated revenues for the comparable period during 1998. This growth in revenue was the result of a $96.5 million or 85.5% increase in technical support services, an increase of $1.5 million from customer product services, offset by a decrease of $24.3 million from information technology services and solutions.

The increase in information technology support services revenues was primarily attributable to an increase in the number of IT call centers providing services throughout the period and the resultant increase in call volumes from clients, and the inclusion of SHPS' revenue generated for the first half of 1999. Subsequent to the first six months of 1998, the Company opened four domestic and one international IT call centers, and expanded its call center in Sveg, Sweden. The increase in customer product services revenue for the six months ended June 30, 1999 was primarily attributable to the Company's e-commerce initiatives. The

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

decrease in information technology services and solutions revenues was attributable to a decrease in license fees and royalties associated with the Company's technology applications, and to a decline in language translation and localization services, when compared to the comparable period in 1998.

Direct salaries and related costs increased approximately $42.3 million or 32.5% to $172.2 million for the six-month period in 1999 from the comparable period in 1998. As a percentage of revenues, however, direct salaries and related costs decreased to approximately 61.0% in 1999 from approximately 62.2% for the comparable period in 1998. The increase in the amount of direct salaries and related costs was primarily attributable to the addition of personnel to support revenue growth. The decrease as a percentage of revenues resulted from economies of scale associated with spreading costs over a larger revenue base and the continued change in the Company's mix of business reflecting the growth of technical support services as a percentage of consolidated results.

General and administrative expenses increased approximately $18.7 million or 34.0% to $73.8 million for the six-month period in 1999 from the comparable period in 1998. As a percentage of revenues, however, general and administrative expenses decreased to 26.1% in 1999 from 26.4% for the comparable period in 1998. The increase in the amount of general and administrative expenses was primarily attributable to the addition of management, sales and administrative personnel to support the Company's growth. The decrease as a percentage of revenues resulted from economies of scale associated with spreading costs over a larger revenue base.

Interest and other expense was $1.4 million during the first six months of 1999, compared to $3.7 million during the comparable 1998 period, inclusive of an $3.8 million net loss from joint venture. The net loss from the joint venture was attributable to acquisition-related in-process research and development costs associated with acquisitions completed by the joint venture, which was recorded as other expense. The increase in interest and other expense for the six-month period exclusive of the net loss from joint venture was primarily attributable to an increase in the Company's debt position as a result of the acquisition of SHPS completed during 1998.

The provision for income taxes increased $4.7 million to $13.6 million for the six-month period in 1999 from the comparable period in 1998. As a percentage of revenue, the provision for income taxes increased to 4.8% during the 1999 period when contrasted to approximately 4.2% for the comparable 1998 period. The increase was attributable to the increase of income before income taxes and to an increase in income before income taxes as a percentage of revenue. The Company's effective tax rate was 38.7% for 1999 compared to 37.1% for the comparable 1998 period, excluding the effect of one-time charges, primarily as a result of non-deductible expenses which consisted primarily of goodwill amortization.

Three Months Ended June 30, 1999, Compared to Three Months Ended June 30, 1998

For the three months ended June 30, 1999, the Company recorded consolidated revenues of $146.1 million, an increase of $35.4 million or 32.0%, from the $110.7 million of consolidated revenues for the comparable period during 1998. This growth in revenue was the result of a $50.8 million or 86.3% increase in technical support services, and an increase of $3.3 million from customer product services, offset by a decrease of $18.6 million from information technology services and solutions.

The increase in information technology support services revenues was primarily attributable to an increase in the number of IT call centers providing services throughout the period and the resultant increase in call volumes from clients, and the inclusion of SHPS' revenue generated for the second quarter of 1999. Subsequent to the second quarter of 1998, the Company opened four domestic and one international IT call centers, and expanded its call center in Sveg, Sweden. The increase in customer product services revenue for the three months ended June 30, 1999 was primarily attributable to the Company's e-commerce initiatives. The decrease in information technology services and solutions revenues was attributable to a decrease in license fees and royalties associated with the Company's technology applications, and to a decline in language translation and localization services, when compared to the comparable period in 1998.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Direct salaries and related costs increased approximately $20.2 million or 29.3% to $88.9 million for the three-month period in 1999 from the comparable period in 1998. As a percentage of revenues, however, direct salaries and related costs decreased to approximately 60.9% in 1999 from approximately 62.1% for the comparable period in 1998. The increase in the amount of direct salaries and related costs was primarily attributable to the addition of personnel to support revenue growth. The decrease as a percentage of revenues resulted from economies of scale associated with spreading costs over a larger revenue base and the continued change in the Company's mix of business reflecting the growth of technical support services as a percentage of consolidated results.

General and administrative expenses increased approximately $8.8 million or 30.4% to $37.6 million for the three month period in 1999 from the comparable period in 1998. As a percentage of revenues, however, general and administrative expenses decreased to 25.7% in 1999 from 26.0% for the comparable period in 1998. The increase in the amount of general and administrative expenses was primarily attributable to the addition of management, sales and administrative personnel to support the Company's growth. The decrease as a percentage of revenues resulted from economies of scale associated with spreading costs over a larger revenue base.

Interest and other expense was $0.9 million during the three-month period of 1999, compared to interest and other income of $0.2 million during the comparable 1998 period. The increase in interest and other expense for the three-month period was primarily attributable to an increase in the Company's debt position as a result of the acquisition of SHPS completed during 1998.

The provision for income taxes increased $2.3 million to $7.3 million for the three-month period in 1999 from the comparable period in 1998. As a percentage of revenue, the provision for income taxes increased to 5.0% during the 1999 period when contrasted to approximately 4.5% for the comparable 1998 period. The increase was attributable to the increase of income before income taxes and to an increase in income before income taxes as a percentage of revenue. The Company's effective tax rate was 38.7% for 1999 compared to 37.6% for the comparable 1998 period, primarily as a result of non-deductible expenses which consisted primarily of goodwill amortization.


Quantitative and Qualitative Disclosure

The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Movements in foreign currency exchange rates may affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-United States based competitors. Under its current policy, the Company does not use foreign exchange derivative instruments to manage its exposure to changes in foreign currency exchange rates.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Year 2000

Introduction

The Year 2000 issue is the result of computer software programs being written using two digits rather than four to define the applicable year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". To the extent the Company's software applications contain source codes that are unable to appropriately interpret the calendar year 2000, some level of modification or even possibly replacement of such applications may be necessary.

Description of Areas of Impact and Risk

During late 1997, the Company initiated the process of reviewing its existing software programs to determine the potential exposure and amount of resources that may be needed to become Year 2000 compliant. Based on this review, the Company has experienced very few problems related to Year 2000 testing and those identified have been resolved in the Company's day-to-day operations.

The Company initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. In the event any third parties cannot timely provide the Company with contents, products, services or systems that meet Year 2000 requirements, the Company's services could be materially adversely affected. The Company continues to solicit, receive and renew responses to surveys sent to those third parties determined to be material to the operations of the Company to determine their Year 2000 readiness. For those critical third parties that fail to respond to the Company's survey, the Company is pursuing alternative means of obtaining Y2K readiness information and is conducting reviews of publicly available information published by such third parties.

The Company has and will continue to utilize both internal and external resources to reprogram, or replace, and test its internal use software for Year 2000 modifications. The Company anticipates completing its Year 2000 testing and modifications no later than August 1999, which is prior to any anticipated impact on its operating systems.

Cost of Project

The total cost of the Year 2000 project is estimated at approximately $1.2 million and is being funded through operating cash flows. To date, the Company has incurred approximately $0.8 million related to this project. Such cost is not expected to have a material effect on the Company's results of operations.

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

Contingency Planning and Risks

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

Part II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     a.  The Annual Meeting of Shareholders was held on April 29, 1999.

     b. The following members of the Board of Directors were elected to serve until the 2002 Annual Meeting and until their successors are elected and qualified:

                                   For         Against         Abstained
                                   ---         -------         ---------
         Gordon H. Loetz       38,635,039         -              77,793
         Ernest J. Milani      38,633,959         -              78,873
         Iain A. Macdonald     38,635,039         -              77,793

         The following members of the Board of Directors whose term of office as a director continued after the meeting:

         H. Parks Helms                        John H. Sykes
         Adelaide A. Sink                      Furman P. Bodenheimer, Jr.
         Linda McClinktock-Greco, M.D.         R. James Stroker

     c. The proposal to approve the adoption of the Sykes Enterprises, Incorporated's 1999 Employees' Stock Purchase Plan was approved as follows:

                                   For         Against         Abstained
                                   ---         -------         ---------
                               38,187,287      496,601           28,944



     d.  Not applicable


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




                                            SYKES ENTERPRISES, INCORPORATED
                                            (Registrant)



Date:    August 4, 1999                     By: /s/ Scott J. Bendert
----------------------------------          ------------------------------------

                                               Scott J. Bendert
                                               Senior Vice President-Finance and
                                               Chief Financial Officer
                                               (Principal Financial and
                                                  Accounting Officer)

                         SYKES ENTERPRISES, INCORPORATED

                                    FORM 10-Q

                    (For the six months ended June 30, 1999)

                                  EXHIBIT INDEX
                                  -------------

       Exhibit                                                   Page
       Number                                                   Number
       -------                                                  ------

        27.1            Financial Data Schedule                   18