Form 10-Q
period 1999-09-30
SYKES ENTERPRISES INC
filed 1999-11-15
CIK 1010612

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1999


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


                                 [ ] Yes [ ] No

Number of shares of registrant's common stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $0.01 Par Value, 42,364,994 shares as of November 9, 1999




                                  Page 1 of 18
                      The Exhibit Index Appears on Page 17

                                     PART I

Item 1 - Financial Statements

                         SYKES ENTERPRISES, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                                                     December 31,              September 30,
                                                                         1998                       1999
                                                                    --------------            ---------------
                                                                                                (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents...............................          $  36,348,863              $  32,044,116
  Restricted cash.........................................             11,090,890                 15,086,325
  Receivables.............................................            113,840,262                152,023,769
  Prepaid expenses and other current assets...............             15,861,742                 18,131,158
                                                                     ------------               ------------

    Total current assets..................................            177,141,757                217,285,368

Property and equipment, net...............................             99,176,512                126,888,346
Marketable securities.....................................                199,875                    199,875
Intangible assets, net....................................             75,132,011                 75,959,242
Deferred charges and other assets.........................             13,484,146                 17,274,096
                                                                     ------------               ------------
                                                                    $ 365,134,301              $ 437,606,927
                                                                     ============               ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current installments of long-term debt..................          $   3,983,239              $   1,413,284
  Accounts payable........................................             30,086,549                 32,942,750
  Income taxes payable....................................             10,549,623                 21,108,794
  Accrued employee compensation and benefits..............             19,144,242                 22,936,662
  Customer deposits.......................................             10,978,868                 11,719,943
  Other accrued expenses and current liabilities..........             17,194,752                 22,246,615
                                                                     ------------               ------------

    Total current liabilities.............................             91,937,273                112,368,048

Long-term debt............................................             75,448,202                 79,716,697
Deferred grants...........................................             15,434,676                 21,249,091
Deferred revenue..........................................             14,707,773                 19,462,831
Other long-term liabilities...............................              2,668,895                  1,721,141
                                                                     ------------               ------------

    Total liabilities.....................................            200,196,819                234,517,808

Commitments and contingencies

Shareholders' equity
  Preferred stock, $0.01 par value, 10,000,000 shares
    authorized; no shares issued and outstanding..........                   -                          -
  Common stock, $0.01 par value, 200,000,000 shares
    authorized; 41,451,905 and 42,329,887 issued and
    outstanding...........................................                414,519                    423,299
  Additional paid-in capital..............................            136,199,748                140,571,509
  Retained earnings.......................................             29,730,975                 65,356,213
  Accumulated other comprehensive income (loss)...........             (1,407,760)                (3,261,902)
                                                                     ------------               ------------

    Total shareholders' equity............................            164,937,482                203,089,119
                                                                     ------------               ------------
                                                                    $ 365,134,301              $ 437,606,927
                                                                     ============               ============

          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS

             Nine and Three Months Ended September 30, 1998 and 1999

                                   (Unaudited)


                                               Nine Months Ended                               Three Months Ended
                                                 September 30,                                   September 30,
                                  ---------------------------------------------   ---------------------------------------------
                                          1998                    1999                    1998                    1999
                                  ---------------------   ---------------------   ---------------------   ---------------------

Revenues....................          $ 327,070,503           $ 443,452,337           $ 118,315,536           $ 160,966,807
                                       ------------            ------------            ------------            ------------


Operating expenses
  Direct salaries and
    related costs...........            202,734,291             268,907,291              72,806,063              96,722,468
  General and
    administrative..........             86,423,209             113,962,045              31,314,963              40,134,415
  Acquired in-process
    research and development             14,468,907                    -                 14,468,907                    -
                                       ------------            ------------            ------------            ------------
    Total operating expenses            303,626,407             382,869,336             118,589,933             136,856,883
                                       ------------            ------------            ------------            ------------

Income (loss)from
     operations.............             23,444,096              60,583,001                (274,397)             24,109,924

Other income (expense)
  Interest, net.............               (147,349)             (2,588,002)               (366,361)             (1,052,748)
  Net loss from
    joint venture...........             (3,947,380)                   -                   (102,231)                   -
  Other.....................                (60,143)                162,958                 (35,558)                 65,877
                                       ------------            ------------            ------------            ------------
    Total other expense.....             (4,154,872)             (2,425,044)               (504,150)               (986,871)
                                       ------------            ------------            ------------            ------------

Income (loss) before income
    taxes...................             19,289,224              58,157,957                (778,547)             23,123,053
Provision for income taxes..             14,196,831              22,532,719               5,332,715               8,974,624
                                       ------------            ------------            ------------            ------------


Net income (loss)...........          $   5,092,393           $  35,625,238           $  (6,111,262)          $  14,148,429
                                       ============            ============            ============            ============

Net income (loss) per share
  Basic.....................          $        0.12           $        0.85           $       (0.15)          $        0.33
                                       ============            ============            ============            ============
  Diluted...................          $        0.12           $        0.83           $       (0.15)          $        0.33
                                       ============            ============            ============            ============


Shares outstanding
  Basic.....................             41,216,989              41,940,706              41,336,973              42,280,529
  Diluted...................             42,218,851              42,984,543              41,336,973              43,032,429




          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                                                     Accumulated
                                     Common        Common        Additional                             Other
                                      Stock         Stock         Paid-in           Retained        Comprehensive
                                     Shares        Amount         Capital           Earnings            Income            Total
                                  -------------------------------------------------------------------------------------------------

Balance at January 1, 1998          41,119,626    $ 411,196     $ 133,592,337     $ 22,151,352        $(3,594,665)    $ 152,560,220

Issuance of common stock               259,092        2,591           987,289             -                  -              989,880
Tax effect of non-qualified
 exercise of stock options                -            -            1,412,814             -                  -            1,412,814
Distributions                             -            -                 -            (698,374)              -             (698,374)

Net income                                -            -                 -           5,092,393               -            5,092,393
Unrealized loss on securities             -            -                 -                -            (6,199,844)       (6,199,844)
Foreign currency translation
 adjustment                               -            -                 -                -             1,079,415         1,079,415
                                                                                                                       ------------
Comprehensive income (loss)                                                                                                 (28,036)
                                                                                                                       ------------

                                  -------------------------------------------------------------------------------------------------

Balance at September 30, 1998       41,378,718      413,787       135,992,440       26,545,371         (8,715,094)      154,236,504
(unaudited)

Issuance of common stock                73,187          732            86,122             -                  -               86,854
Tax-effect of non-qualified
 exercise of stock options                -            -              121,186             -                  -              121,186
Distributions                             -            -                 -                  (2)              -                   (2)
Net income                                -            -                 -           3,185,606               -            3,185,606
Unrealized loss on securities             -            -                 -                -             (400,283)          (400,283)
Recognition of write-down on
 marketable securities                    -            -                 -                -             7,334,645         7,334,645
Foreign currency translation
 adjustment                               -            -                 -                -               372,972           372,972
                                                                                                                       ------------
Comprehensive income                                                                                                     10,492,940
                                                                                                                       ------------

                                  -------------------------------------------------------------------------------------------------

Balance at December 31, 1998         41,451,905     414,519       136,199,748       29,730,975         (1,407,760)      164,937,482

Issuance of common stock                877,982        8,780        4,371,761             -                   -           4,380,541

Net income                                 -            -                -          35,625,238                -          35,625,238
Foreign currency translation
 adjustment                                -            -                -                -            (1,854,142)       (1,854,142)
                                                                                                                       ------------
Comprehensive income                                                                                                     33,771,096
                                                                                                                       ------------
                                  -------------------------------------------------------------------------------------------------
Balance at September 30, 1999
(unaudited)                          42,329,887     $423,299    $ 140,571,509     $ 65,356,213        $(3,261,902)    $ 203,089,119
                                  =================================================================================================



          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1998 and 1999
                                   (Unaudited)


                                                                      1998                       1999
                                                                  ---------------           -------------
Cash flows from operating activities
  Net income..............................................        $   5,092,393             $  35,625,238
  Depreciation and amortization...........................           13,289,563                25,801,708
  Acquired in-process research and development cost.......           14,468,907                      -
  Deferred income taxes...................................             (390,071)               (3,068,216)
  Gain on disposal of property and equipment..............             (328,771)                     -
  Changes in assets and liabilities
   Receivables............................................          (32,827,498)              (39,265,073)
   Prepaid expenses and other current assets..............           (5,003,659)               (2,559,345)
   Intangible assets......................................                 -                      (11,381)
   Deferred charges and other assets......................           (1,274,854)               (2,457,948)
   Accounts payable.......................................            5,092,502                 2,733,837
   Income taxes payable...................................            8,024,413                10,375,234
Accrued employee compensation and benefits.............              10,927,303                 3,239,448
   Customer deposits, net of restricted cash..............                 -                   (3,254,360)
   Other accrued expenses and current liabilities.........            4,595,175                 3,051,862
   Deferred revenue.......................................            2,850,659                 4,755,058
   Other long-term liabilities............................             (124,296)                 (947,756)
                                                                   ------------              ------------
    Net cash provided by operating activities.............           24,391,766                34,018,306
                                                                   ------------              ------------

Cash flows from investing activities
  Capital expenditures....................................          (22,893,857)              (43,793,711)
  Acquisition of businesses...............................          (28,131,282)               (5,846,289)
  Investment in joint venture.............................          (10,723,040)                     -
  Proceeds from sale of marketable securities.............            1,000,000                      -
  Proceeds from sale of property and equipment............            1,267,503                   193,672
                                                                   ------------              ------------
    Net cash used for investing activities................          (59,480,676)              (49,446,328)
                                                                   ------------              ------------

Cash flows from financing activities
  Paydowns under revolving line of credit agreements......           (7,342,355)              (54,500,000)
  Borrowings under revolving line of credit agreements....           85,304,463                59,000,000
  Proceeds from issuance of stock.........................            2,404,860                 4,080,541
  Proceeds from issuance of long-term debt................                 -                      903,656
  Proceeds from grants....................................               95,550                 7,198,335
  Payments of long-term debt..............................          (87,370,298)               (3,705,115)
  Distributions...........................................             (698,374)                     -
                                                                   ------------              ------------
    Net cash provided by (used for) financing activities..           (7,606,154)               12,977,417
                                                                   ------------              ------------

Adjustments for foreign currency translation..............            1,079,415                (1,854,142)

Net decrease in cash and cash equivalents.................          (41,615,649)               (4,304,747)
Cash and cash equivalents - beginning.....................           75,308,505                36,348,863
                                                                   ------------              ------------
Cash and cash equivalents - ending........................        $  33,692,856             $  32,044,116
                                                                   ============              ============



          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 1998 and 1999
                                   (Unaudited)


Sykes Enterprises, Incorporated and consolidated subsidiaries (the "Company") provides vertically integrated information technology outsourcing services including information technology support services, information technology development services and solutions, on-line clinical managed care services, medical protocol products, employee benefit administration and support services, and customer product services. The Company's services are provided to a wide variety of industries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 1998 included in the Company's Form 10-K dated December 31, 1998 as filed with the United States Securities and Exchange Commission ("SEC") on March 29, 1999.

Note 1 - Acquisitions and Mergers

Effective September 1, 1998, the Company acquired the remaining 50% of outstanding common stock of SHPS, Incorporated ("SHPS") for approximately $28.1 million plus the assumption of SHPS' debt. This purchase price was primarily financed through borrowings under the Company's credit facility.

This acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for the period September 1, 1998 to September 30, 1998 and for the nine and three months ended September 30, 1999, have been included in the accompanying financial statements. The purchase price has been allocated to the assets and liabilities of SHPS based upon fair values at the date of acquisition. The allocations were based on appraisals, evaluations, estimations and other studies.

On November 27, 1998, the Company acquired all of the stock of TAS GmbH Nord Telemarketing und Vertriebsberatung ("TAS III") of Hannover, Germany, in exchange for 587,000 shares of the Company's common stock. The Company accounted for the acquisition utilizing the pooling-of-interests method of accounting. TAS III provides technical call center support and customer care services, database development and consulting services to customers in Germany.

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

On August 20, 1999, the Company acquired all of the common stock of CompuHelpline, Inc., d/b/a PC Answer for approximately $340,000 of cash and Company stock. PC Answer was engaged in developing, marketing and selling prepaid technical computer support cards and services under the trademark names of PC Answer and MAC Answer. The transaction was accounted for under the purchase method of accounting with resulting goodwill being

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 1998 and 1999
                                   (Unaudited)


Note 1 - Acquisitions and Mergers, continued

amortized over a ten-year life. Pro forma information is not presented as the operating results are not material to the Company's consolidated operations.

Effective August 31, 1999, the Company acquired all the common stock of Acer Servicios De Informacion Sociedad Anonima ("AIS") of San Jose, Costa Rica for $6.0 million in cash. AIS operates an information technology call center and provides technical support and services to customers in North America and Central America. The transaction was accounted for under the purchase method of accounting with resulting goodwill being amortized over a ten-year life. Pro forma information is not presented as the operating results are not material to the Company's consolidated operations.

The above transactions, excluding SHPS, PC Answer and AIS, have been accounted for as pooling-of-interests and, accordingly, the consolidated financial statements for the periods presented have been restated to include the accounts of TAS III and Oracle. Separate results of operations for the period prior to the mergers with TAS III and Oracle are outlined below.


                                                                        Nine months              Three months
                                                                           ended                    ended
                                                                       September 30,             September 30,
                                                                           1998                      1998
                                                                       -------------             -------------
Revenues:
 Sykes....................................................             $ 297,720,508             $ 107,759,287
 TAS III..................................................                 6,407,228                 2,842,440
 Oracle...................................................                22,942,767                 7,713,809
                                                                        ------------              ------------
Combined .................................................             $ 327,070,503             $ 118,315,536
                                                                        ============              ============

Net income (loss):
 Sykes (1)................................................             $   4,161,601             $  (6,429,337)
 TAS III..................................................                   297,971                   156,641
 Oracle...................................................                   632,821                   161,434
                                                                        ------------              ------------
Combined .................................................             $   5,092,393             $  (6,111,262)
                                                                        ============              ============
Other changes in shareholders' equity:
 Sykes....................................................             $  (4,649,994)            $  (1,132,923)
 TAS III .................................................                   382,580                   382,580
 Oracle...................................................                (1,245,908)                 (894,640)
                                                                        ------------              ------------
Combined..................................................             $  (5,513,322)               (1,644,983)
                                                                        ============              ============

(1) The Company has restated its financial statements for both the three and nine-month periods ended September 30, 1998, respectively, to reflect the methodology as set forth in a September 15, 1998 letter from the SEC Staff to the AICPA regarding acquired in-process research and development charges. This letter set forth the SEC's views regarding the valuation methodology to be used in allocating a portion of the purchase price to acquired in-process research and development at the date of acquisition. As a result of the revised valuation, the Company's financial statements for the nine months ended September 30, 1998 have been restated to reduce the amount of acquired in-process research and development charges incurred by SHPS, and the resulting impact on the Company's proportionate share of the adjustment.

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 1998 and 1999
                                   (Unaudited)

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

Note 3 - Accumulated Other Comprehensive Income

Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" which requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. The components of other comprehensive income are as follows:

                                                                                 Accumulated
                                                               Foreign             Other
                                                               Currency         Comprehensive
                                                             Translation           Income
                                                             -----------        -------------

Balance at December 31, 1998..............................   $ (1,407,760)      $ (1,407,760)
Foreign currency translation adjustment...................     (1,854,142)        (1,854,142)
                                                              -----------        -----------

Balance at September 30, 1999 (unaudited).................   $ (3,261,902)      $ (3,261,902)
                                                              ===========        ===========

Earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for United States federal and state income taxes on those earnings or translation adjustments has been provided.

Note 4 - Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options using the treasury stock method.

The numbers of shares used in the earnings per share computation are as follows:

                                                          Nine Months Ended                        Three Months Ended
                                                            September 30,                            September 30,
                                               -------------------------------------    -------------------------------------
                                                      1998                1999                 1998                1999
                                               -----------------   -----------------    -----------------   -----------------
Basic:
 Weighted average common outstanding...            41,216,989          41,940,706           41,336,973          42,280,529
                                                   ----------          ----------           ----------          ----------
   Total basic. shares outstanding.....            41,216,989          41,940,706           41,336,973          42,280,529
Diluted:
 Dilution of stock options.............             1,001,862           1,043,837                 -                751,900
                                                   ----------           ---------           ----------          ----------
   Total diluted. shares outstanding...            42,218,851          42,984,543           41,336,973          43,032,429
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

Financial Condition

The Company's primary sources of liquidity are equity offerings, cash flows from operations and available borrowings under its credit facility. The Company has utilized these sources to make additional capital expenditures associated primarily with its technical support services, to repay debt associated with entities it has acquired, and for working capital and general corporate purposes. In addition, the Company intends future uses of its sources of liquidity to include the aforementioned and possible additional acquisitions. The Company invests any excess funds in short-term, investment-grade securities or money market instruments.

During the nine-month period ended September 30, 1999, the Company generated approximately $34.0 million in cash from operations. The Company utilized these funds and certain of its available cash and credit facility to fund approximately $43.8 million of capital expenditures. The capital expenditures were predominately the result of facility and capital equipment expenditures incurred in connection with the integration and expansion of the Company's technical support and e-commerce services.

The Company believes that its accessible funds under its credit facilities and cash flows from operations will be adequate to meet its continued expansion objectives, anticipated levels of capital expenditures and debt repayment requirements, including those that may be required pursuant to the integration of its acquisitions, for the foreseeable future.

Results of Operations

Nine Months Ended September 30, 1999, Compared to Nine Months Ended September 30, 1998

For the nine months ended September 30, 1999, the Company recorded consolidated revenues of $443.5 million, an increase of $116.4 million or 35.6%, from the $327.1 million of consolidated revenues for the comparable period during 1998. This growth in revenue was the result of a $145.2 million or 77.4% increase in technical support services, an increase of $4.3 million from customer product services, offset by a decrease of $33.2 million from information technology services and solutions.

The increase in information technology support services revenues was primarily attributable to an increase in the number of IT call centers providing services throughout the period and the resultant increase in call volumes from clients, and the inclusion of SHPS' revenue generated for the entire nine months ended September 30, 1999. The new IT call centers were required as a result of continued growth of technical support services from both e-commerce and traditional telephone support customers.

                         SYKES ENTERPRISES, INCORPORATED
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


Nine Months Ended September 30, 1999, Compared to Nine Months Ended September 30, 1998, continued

Subsequent to the first nine months of 1998, the Company opened four domestic and one international IT call centers, acquired an international IT call center, and expanded its call center in Sveg, Sweden. The increase in customer product services revenue for the nine months ended September 30, 1999 was primarily attributable to the Company's e-commerce initiatives. The decrease in information technology services and solutions revenues was attributable to a decrease in license fees and royalties associated with the Company's technology applications, a decline in the number of hours billed to customers for consulting services partially offset by an increase in the average bill rate, and to a decline in language translation and localization services, when compared to the comparable period in 1998.

Direct salaries and related costs increased approximately $66.2 million or 32.7% to $268.9 million for the nine-month period in 1999 from the comparable period in 1998. As a percentage of revenues, however, direct salaries and related costs decreased to approximately 60.6% in 1999 from approximately 62.0% for the comparable period in 1998. The increase in the amount of direct salaries and related costs was primarily attributable to the addition of personnel to support revenue growth. The decrease as a percentage of revenues resulted from economies of scale associated with spreading costs over a larger revenue base and the continued change in the Company's mix of business reflecting the growth of technical support and e-commerce services as a percentage of consolidated results.

General and administrative expenses increased approximately $27.6 million or 31.9% to $114.0 million for the nine-month period in 1999 from the comparable period in 1998. As a percentage of revenues, however, general and administrative expenses decreased to 25.7% in 1999 from 26.4% for the comparable period in 1998. The increase in the amount of general and administrative expenses was primarily attributable to an increase in depreciation expenses associated with facility and capital equipment expenditures incurred in connection with the integration and expansion of the Company's technical support and e-commerce services, and an increase in amortization expense associated with the goodwill incurred as part of the SHPS acquisition. The decrease in general and administrative expenses as a percentage of revenues resulted from economies of scale associated with spreading costs over a larger revenue base.

As part of the original ownership and subsequent acquisition of the remaining outstanding shares of SHPS, the Company determined that the technical feasibility of SHPS' in-process technology had not been established and a portion of the technology had no alternative use. Therefore, the Company recorded a charge of approximately $14.5 million related to the write-off of the acquired in-process research and development during the quarter ended September 30, 1998.

Interest and other expense was $2.4 million during the first nine months of 1999, compared to $4.2 million during the comparable 1998 period, inclusive of a $3.9 million net loss from joint venture. The net loss from the joint venture was attributable to acquisition-related in-process research and development costs associated with acquisitions completed by the joint venture, which was recorded as other expense. The increase in interest and other expense for the nine-month period exclusive of the net loss from joint venture was primarily attributable to an increase in the Company's debt position as a result of the acquisition of SHPS completed during 1998.

                         SYKES ENTERPRISES, INCORPORATED
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


Nine Months Ended September 30, 1999, Compared to Nine Months Ended September 30, 1998, continued

The provision for income taxes increased $8.3 million to $22.5 million for the nine-month period in 1999 from the comparable period in 1998. As a percentage of revenue, the provision for income taxes increased to 5.1% during the 1999 period when contrasted to approximately 4.3% for the comparable 1998 period. The increase was attributable to the increase of income before income taxes and to an increase in income before income taxes as a percentage of revenue. The Company's effective tax rate was 38.7% for 1999 compared to 37.1% for the comparable 1998 period, excluding the effect of one-time charges, primarily as a result of non-deductible expenses which consisted primarily of goodwill amortization.

Three Months Ended September 30, 1999, Compared to Three Months Ended September 30, 1998

For the three months ended September 30, 1999, the Company recorded consolidated revenues of $161.0 million, an increase of $42.7 million or 36.1%, from the $118.3 million of consolidated revenues for the comparable period during 1998. This growth in revenue was the result of a $49.5 million or 66.9% increase in technical support services, and an increase of $2.4 million from customer product services, offset by a decrease of $9.2 million from information technology services and solutions.

The increase in information technology support services revenues was primarily attributable to an increase in the number of IT call centers providing services throughout the period and the resultant increase in call volumes from clients, and the inclusion of SHPS' revenue generated for the entire third quarter of 1999. Subsequent to the third quarter of 1998, the Company opened four domestic and one international IT call centers, acquired an international IT call center, and expanded its call center in Sveg, Sweden. The increase in customer product services revenue for the three months ended September 30, 1999 was primarily attributable to the Company's e-commerce initiatives. The decrease in informa-tion technology services and solutions revenues was attributable to a decrease in license fees and royalties associated with the Company's technology applica-tions, a decline in the number of hours billed to customers for consulting services partially offset by an increase in the average bill rate, and to a decline in language translation and localization services, when compared to the comparable period in 1998.

Direct salaries and related costs increased approximately $23.9 million or 32.8% to $96.7 million for the three-month period in 1999 from the comparable period in 1998. As a percentage of revenues, however, direct salaries and related costs decreased to approximately 60.1 % in 1999 from approximately 61.5% for the comparable period in 1998. The increase in the amount of direct salaries and related costs was primarily attributable to the addition of personnel to support revenue growth. The decrease as a percentage of revenues resulted from economies of scale associated with spreading costs over a larger revenue base and the continued change in the Company's mix of business reflecting the growth of technical support and e-commerce services as a percentage of consolidated results.

General and administrative expenses increased approximately $8.8 million or 28.1% to $40.1 million for the three-month period in 1999 from the comparable period in 1998. As a percentage of revenues, however, general and administrative expenses decreased to 24.9%

                         SYKES ENTERPRISES, INCORPORATED
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


Three Months Ended September 30, 1999, Compared to Three Months Ended September 30, 1998, continued

in 1999 from 26.5% for the comparable period in 1998. The increase in the amount of general and administrative expenses was primarily attributable to an increase in depreciation expenses associated with facility and capital equipment expenditures incurred in connection with the integration and expansion of the Company' technical support and e-commerce services, an increase in amortization expense associated with the goodwill incurred as part of the SHPS acquisition and to a lesser extent, the addition of sales and administrative personnel to support the Company's growth. The decrease in general and administrative expenses as a percentage of revenues resulted from economies of scale associated with spreading costs over a larger revenue base.

As part of the original ownership and subsequent acquisition of the remaining outstanding shares of SHPS, the Company determined that the technical feasibility of SHPS' in-process technology had not been established and a portion of the technology had no alternative use. Therefore, the Company recorded a charge of approximately $14.5 million related to the write-off of the acquired in-process research and development during the quarter ended September 30, 1998.

Interest and other expense was $1.0 million during the three-month period of 1999, compared to interest and other expense of $0.5 million during the comparable 1998 period. The increase in interest and other expense for the three-month period was primarily attributable to an increase in the Company's debt position as a result of the acquisition of SHPS completed during 1998.

The provision for income taxes increased $3.7 million to $9.0 million for the three-month period in 1999 from the comparable period in 1998. As a percentage of revenue, the provision for income taxes increased to 5.6% during the 1999 period when contrasted to approximately 4.5% for the comparable 1998 period. The increase was attributable to the increase of income before income taxes and to an increase in income before income taxes as a percentage of revenue. The Company's effective tax rate was 38.8% for the quarter ended September 30, 1999 compared to 37.6% for the comparable 1998 period, primarily as a result of non-deductible expenses which consisted primarily of goodwill amortization.

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

Year 2000

Introduction

The Year 2000 issue is the result of some computer software programs being written using two digits rather than four to define the applicable year. As a result of this design decision, some of these systems could fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. To the extent the Company's software applications contain source codes that are unable to appropriately interpret the calendar

                         SYKES ENTERPRISES, INCORPORATED
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


Year 2000 continued

year 2000, some level of modification or even possibly replacement of such applications was necessary.

Description of Areas of Impact and Risk

During late 1997, the Company initiated the process of reviewing its existing software programs to determine the potential exposure and amount of resources that was needed to become Year 2000 compliant. Based on this review, the Company has experienced very few problems related to Year 2000 testing and those identified have been resolved in the Company's day-to-day operations.

The Company initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. In the event any third parties cannot timely provide the Company with contents, products, services or systems that meet Year 2000 requirements, the Company's services could be materially adversely affected. The Company continues to solicit, receive and renew responses to surveys sent to those third parties determined to be material to the operations of the Company to determine their Year 2000 readiness. For those critical third parties that have failed to respond to the Company's survey, the Company has pursued alternative means of obtaining Y2K readiness information and is conducting reviews of publicly available information published by such third parties.

The Company completed its Year 2000 testing and modifications during September 1999 and continues to monitor its internal systems and suppliers to ensure ongoing compliance.

Cost of Project

The total cost of the Year 2000 project is estimated at approximately $1.2 million and is being funded through operating cash flows. To date, the Company has incurred and expensed approximately $1.0 million related to this project. Such cost is not expected to have a material effect on the Company's results of operations.

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

Most Likely Consequences of Year 2000 Problems

In a recent Securities and Exchange Commission release regarding Year 2000 disclosure, the Commission stated that public companies must disclose the most likely worst case Year 2000 scenario. Although it is not possible to assess the likelihood of any of the

                         SYKES ENTERPRISES, INCORPORATED
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


Year 2000 continued

following events, each must be included in a consideration of worst case scenarios: widespread failure of electrical and similar supplies serving the Company; widespread disruption of the services provided by common communica-tions' carriers; similar disruption to the means and modes of transportation for the Company and its employees, suppliers, and customers; significant disruption to the Company's ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of the Company's customers' and its suppliers' critical computer hardware and software systems, and the failure of outside entities' systems, including systems related to banking and finance.

Contingency Plan

The company has substantially completed developing contingency plans to be implemented if its efforts to identify and correct Year 2000 Problems affecting its internal systems are not effective. The Company's contingency plans were substantially complete as of September 30, 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equip-ment or software, short-to-medium-term use of alternate sites, equipment and software, increased work hours for Company personnel or use of contract personnel. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

                         SYKES ENTERPRISES, INCORPORATED
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999



Part II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

      None


Item 5 - Other Information

      None


Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits required by Item 601 of Regulation S-K

      Exhibit 27.1......Financial Data Schedule

(b)   Reports on Form 8-K

      No reports were filed on Form 8-K during the three months ended September 30, 1999.

                         SYKES ENTERPRISES, INCORPORATED
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      SYKES ENTERPRISES, INCORPORATED
                                      (Registrant)



 Date:  November 10, 1999             By: /s/ Scott J. Bendert
-----------------------------         -----------------------------------------

                                          Scott J. Bendert
                                          Senior Vice President-Finance and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                             Officer)

                         SYKES ENTERPRISES, INCORPORATED
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999



                                  EXHIBIT INDEX
                                  -------------


   Exhibit                                                            Page
   Number                                                            Number
   -------                                                           ------

    27.1                Financial Data Schedule                        18