Form 10-Q/A
period 1999-06-30
SYKES ENTERPRISES INC
filed 2000-03-29
CIK 1010612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended June 30, 1999.


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period
    from ___________________ to _________________


Commission File No. __________________________0-28274___________________________


                        SYKES ENTERPRISES, INCORPORATED
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               Florida                                    56-1383460
-------------------------------             ------------------------------------
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

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                         SYKES ENTERPRISES, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                                                            DECEMBER 31,               JUNE 30,
                                                                                1998                     1999
                                                                           -------------             -------------
                                                                                                      (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents ...................................            $  36,348,863             $  32,283,256
  Restricted cash .............................................               11,090,890                 9,389,887
  Receivables .................................................              113,840,262               111,366,507
  Prepaid expenses and other current assets ...................               15,861,742                18,451,662
                                                                           -------------             -------------

    Total current assets ......................................              177,141,757               171,491,312

Property and equipment, net ...................................               99,176,512               117,355,063
Marketable securities .........................................                  199,875                   497,474
Intangible assets, net ........................................               75,132,011                71,245,128
Deferred charges and other assets .............................               13,484,146                14,939,097
                                                                           -------------             -------------
                                                                           $ 365,134,301             $ 375,528,074
                                                                           =============             =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current installments of long-term debt ......................            $   3,983,239             $     945,612
  Accounts payable ............................................               30,086,549                24,165,195
  Income taxes payable ........................................               10,549,623                12,443,142
  Accrued employee compensation and benefits ..................               19,144,242                22,110,528
  Customer deposits ...........................................               10,978,868                 7,000,814
  Other accrued expenses and current liabilities ..............               17,194,752                16,306,371
                                                                           -------------             -------------

    Total current liabilities .................................               91,937,273                82,971,662

Long-term debt ................................................               75,448,202                75,288,157
Deferred grants ...............................................               15,434,676                19,557,582
Deferred revenue ..............................................               14,707,773                19,165,485
Other long-term liabilities ...................................                2,668,895                 1,863,491
                                                                           -------------             -------------

    Total liabilities .........................................              200,196,819               198,846,377

Commitments and contingencies

Shareholders' equity
  Preferred stock, $0.01 par value, 10,000,000 shares
    authorized; no shares issued and outstanding ..............                       --                        --
  Common stock, $0.01 par value, 200,000,000 shares
    authorized; 41,451,905 and 42,281,197 issued and
    outstanding ...............................................                  414,519                   422,812
  Additional paid-in capital ..................................              136,199,748               139,086,388
  Retained earnings ...........................................               29,730,975                43,719,537
  Accumulated other comprehensive income ......................               (1,407,760)               (6,547,040)
                                                                           -------------             -------------

    Total shareholders' equity ................................              164,937,482               176,681,697
                                                                           -------------             -------------
                                                                           $ 365,134,301             $ 375,528,074
                                                                           =============             =============

          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1999
                                   (Unaudited)


                                             SIX MONTHS ENDED JUNE 30,              THREE MONTHS ENDED JUNE 30,
                                        ---------------------------------       ---------------------------------
                                             1998                1999                1998                1999
                                        -------------       -------------       -------------       -------------
Revenues .........................      $ 208,754,967       $ 270,485,530       $ 110,667,010       $ 134,107,625
                                        -------------       -------------       -------------       -------------
Operating expenses
  Direct salaries and
    related costs ................        129,928,228         172,184,824          68,767,861          88,937,915
  General and
    administrative ...............         55,108,246          74,043,367          28,789,269          37,766,576
                                        -------------       -------------       -------------       -------------
    Total operating expenses .....        185,036,474         246,228,191          97,557,130         126,704,491
                                        -------------       -------------       -------------       -------------

Income from operations ...........         23,718,493          24,257,339          13,109,880           7,403,134

Other income (expense)
  Interest, net ..................            219,012          (1,535,254)            184,339            (876,410)
  Net income (loss) from
    joint venture ................         (3,845,149)                 --              20,000                  --
  Other ..........................            (24,585)             97,080             (16,124)             13,128
                                        -------------       -------------       -------------       -------------
    Total other expense ..........         (3,650,722)         (1,438,174)            188,215            (863,282)
                                        -------------       -------------       -------------       -------------

Income before income taxes .......         20,067,771          22,819,165          13,298,095           6,539,852
Provision for income taxes .......          8,864,116           8,830,603           4,997,106           2,530,509
                                        -------------       -------------       -------------       -------------

Net income .......................      $  11,203,655       $  13,988,562       $   8,300,989       $   4,009,343
                                        =============       =============       =============       =============
Net income per share
  Basic ..........................      $        0.27       $        0.33       $        0.20       $        0.10
                                        =============       =============       =============       =============
  Diluted ........................      $        0.27       $        0.33       $        0.20       $        0.09
                                        =============       =============       =============       =============
Shares outstanding
  Basic ..........................         41,156,997          41,770,792          41,193,572          42,082,738
  Diluted ........................         42,219,645          42,960,598          42,220,479          43,096,854




          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                   Accumulated
                                        Common        Common        Additional                        Other
                                         Stock         Stock         Paid-in        Retained      Comprehensive
                                        Shares        Amount         Capital        Earnings          Income             Total
                                      -------------------------------------------------------------------------------------------
Balance at January 1, 1998            41,119,626     $411,196     $133,592,337    $22,151,352      $(3,594,665)      $152,560,220

Issuance of common stock                 216,586        2,166          804,599           -                -               806,765
Tax effect of non-qualified
 exercise of stock options                  -            -           1,150,500           -                -             1,150,500
Distributions                               -            -                -          (351,268)            -              (351,268)

Net income                                  -            -                -        11,203,655             -            11,203,655
Unrealized loss on securities               -            -                -              -          (2,340,847)        (2,340,847)
Foreign currency translation
 adjustment                                 -            -                -              -          (1,575,155)        (1,575,155)
                                                                                                                     ------------
Comprehensive income                                                                                                    7,287,653
                                                                                                                     ------------
                                      -------------------------------------------------------------------------------------------
Balance at June 30, 1998 (unaudited)  41,336,212      413,362      135,547,436     33,003,739       (7,510,667)       161,453,870
Issuance of common stock                 115,693        1,157          268,812           -                -               269,969
Tax-effect of non-qualified
 exercise of stock options                  -            -             383,500           -                -               383,500
Distributions                               -            -                -          (347,108)            -              (347,108)

Net loss                                    -            -                -        (2,925,656)            -            (2,925,656)
Recognition of write-down on
 marketable securities                      -            -                -              -           3,075,365          3,075,365
Foreign currency translation
 adjustment                                 -            -                -              -           3,027,542          3,027,542
                                                                                                                     ------------
Comprehensive income                                                                                                    3,177,251
                                                                                                                     ------------
                                      -------------------------------------------------------------------------------------------
Balance at December 31, 1998          41,451,905      414,519      136,199,748     29,730,975       (1,407,760)       164,937,482

Issuance of common stock                 829,292        8,293        2,886,640           -                 -            2,894,933

Net income                                  -            -                -        13,988,562              -           13,988,562
Foreign currency translation
 adjustment                                 -            -                -              -          (5,139,280)        (5,139,280)
                                                                                                                     ------------
Comprehensive income                                                                                                    8,849,282
                                                                                                                     ------------
                                      -------------------------------------------------------------------------------------------
Balance at June 30, 1999 (unaudited)  42,281,197     $422,812     $139,086,388    $43,719,537      $(6,547,040)      $176,681,697
                                      ===========================================================================================




          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                   (Unaudited)


                                                                           1998               1999
                                                                       ------------       ------------
Cash flows from operating activities
  Net income ....................................................      $ 11,203,655       $ 13,988,562
  Depreciation and amortization .................................         7,478,212         16,388,254
  Acquired in-process research and development cost .............         3,845,149                 --
  Deferred income taxes .........................................          (284,956)        (1,589,808)
  Gain on disposal of property and equipment ....................           (86,738)                --
  Changes in assets and liabilities
  Receivables ...................................................       (15,814,085)         2,192,779
  Prepaid expenses and other current assets .....................        (1,600,204)        (2,730,341)
  Deferred charges and other assets .............................        (2,419,675)           748,544
  Accounts payable ..............................................         3,235,683         (5,920,941)
  Income taxes payable ..........................................         4,263,284          1,893,106
  Accrued employee compensation and benefits ....................         6,339,718          2,966,286
  Customer deposits, net of restricted cash .....................                --         (2,277,051)
  Other accrued expenses and current liabilities ................         1,252,518           (886,283)
  Deferred revenue ..............................................                --          4,457,712
  Other long-term liabilities ...................................                --           (805,407)
                                                                       ------------       ------------
    Net cash provided by operating activities ...................        17,412,561         28,425,412
                                                                       ------------       ------------
Cash flows from investing activities
  Capital expenditures ..........................................       (12,464,312)       (30,949,736)
  Investment in joint venture ...................................       (10,387,208)                --
  Proceeds from sale (purchase of) of marketable
    securities ..................................................         1,000,000           (297,599)
  Proceeds from sale of property and equipment ..................            37,406                 --
                                                                       ------------       ------------
    Net cash used for investing activities ......................       (21,814,114)       (31,247,335)
                                                                       ------------       ------------
Cash flows from financing activities
  Paydowns under revolving line of credit agreements ............          (654,016)       (40,000,000)
  Borrowings under revolving line of credit agreements ..........           713,638         40,000,000
  Proceeds from issuance of stock ...............................         1,957,265          2,894,933
  Proceeds from grants ..........................................            89,585          4,198,335
  Payment of long-term debt .....................................       (35,852,141)        (3,197,672)
  Distributions .................................................          (698,374)                --
                                                                       ------------       ------------
    Net cash provided by (used for) financing activities ........       (34,444,043)         3,895,596
                                                                       ------------       ------------

Adjustments for foreign currency translation ....................        (1,575,155)        (5,139,280)

Net decrease in cash and cash equivalents .......................       (40,420,751)        (4,065,607)
Cash and cash equivalents - beginning ...........................        75,308,505         36,348,863
                                                                       ------------       ------------
Cash and cash equivalents - ending ..............................      $ 34,887,754       $ 32,283,256
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

This Form 10-Q/A is being filed to restate the Company's consolidated financial statements as of June 30, 1999, and for the periods then ended. The restatement of the Company's financial position and results of operations is the result of the timing of revenue recognition related to the licensing of software under an arrangement to periods subsequent to 1999 that was identified after the original filing of the Form 10-Q on August 13, 1999.

         Sykes' recognizes revenue from software and contractually provided rights in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-4, "Deferral of the Executive Date of a Provision of SOP 97-2" ("SOP 98-4"), Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"), as well as Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 is to be applied no later than the first quarter after December 15, 1999. Revenue is recognized from licenses of the Company's software products and rights when the agreement has been executed, the product or right has been delivered or provided, collectibility is probable and the software license fees or rights are fixed and determinable. Contracts that provide for multiple elements are accounted for pursuant to the above standards. If any portion of the license fees or rights is subject to forfeiture, refund or other contractual contingencies, the Company will postpone revenue recognition until these contingencies have been removed. Sykes' generally accounts for consulting services separate from software license fees for those multi-element arrangements where consulting services are a separate element and are not essential to the customer's functionality requirements and there is vendor-specific objective evidence of fair value for these services. Consulting revenue is recognized as the services are performed. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue.



                                                                   SIX MONTHS          THREE MONTHS
                                                                      ENDED                ENDED
                                                                    JUNE 30,             JUNE 30,
                                                                      1999                 1999
                                                                  ------------         ------------
Originally reported:
  Revenues................................................        $282,485,530         $146,107,625
  Net income..............................................        $ 21,476,810         $ 11,497,591
  Basic net income per share..............................        $       0.51         $       0.27
  Diluted net income per share............................        $       0.50         $       0.27

As revised:
  Revenues................................................        $270,485,530         $134,107,625
  Net income..............................................        $ 13,988,562         $  4,009,343
  Basic net income per share..............................        $       0.33         $       0.10
  Diluted net income per share............................        $       0.33         $       0.09

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


                                                                 Six months ended        Three months ended
                                                                      June 30,                June 30,
                                                                        1998                    1998
                                                                 ----------------        ------------------
Revenues:
 Sykes....................................................         $189,961,220             $100,811,896
 TAS III..................................................            3,564,788                1,800,474
 Oracle...................................................           15,228,959                8,054,640
                                                                   ------------             ------------
Combined .................................................         $208,754,967             $110,667,010
                                                                   ============             ============
Net income:
 Sykes (1)................................................         $ 10,590,938             $  7,912,595
 TAS III..................................................              141,329                   70,624
 Oracle...................................................              471,388                  317,770
                                                                   ------------             ------------
Combined .................................................         $ 11,203,655             $  8,300,989
                                                                   ============             ============
Other changes in shareholders' equity:
 Sykes....................................................         $ (3,517,071)            $     31,572
 TAS III .................................................                 -                        -
 Oracle...................................................             (351,268)                (351,268)
                                                                   ------------             ------------
Combined..................................................         $ (3,868,339)            $   (319,696)
                                                                   ============             ============

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

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                                   (Unaudited)

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" which requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. The components of other comprehensive income are as follows:


                                                                          Accumulated
                                                          Foreign            Other
                                                          Currency       Comprehensive
                                                        Translation         Income
                                                        -----------      -------------
Balance at December 31, 1998 .....................      $(1,407,760)      $(1,407,760)
Foreign currency translation adjustment ..........       (5,139,280)       (5,139,280)
                                                        -----------       -----------

Balance at June 30, 1999 (unaudited) .............      $(6,547,040)      $(6,547,040)
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

The numbers of shares used in the earnings per share computation are as follows:


                                               SIX MONTHS ENDED JUNE 30,     THREE MONTHS ENDED JUNE 30,
                                               -------------------------     ---------------------------
                                                   1998          1999           1998             1999
                                               ----------     ----------     ----------       ----------
Basic:
  Weighted average common outstanding ....     41,156,997     41,770,792     41,193,572       42,082,738
                                               ----------     ----------     ----------       ----------
    Total basic. shares outstanding
                                               41,156,997     41,770,792     41,193,572       42,082,738
Diluted:
  Dilution of stock options ..............      1,062,648      1,189,806      1,026,907        1,014,116
                                               ----------     ----------     ----------       ----------
    Total diluted. shares outstanding ....     42,219,645     42,960,598     42,220,479       43,096,854
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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

For the six months ended June 30, 1999, the Company recorded consolidated revenues of $270.5 million, an increase of $61.7 million or 29.6%, from the $208.8 million of consolidated revenues for the comparable period during 1998. This growth in revenue was the result of a $84.5 million or 73.7% increase in technical support services, an increase of $1.5 million from customer product services, offset by a decrease of $24.3 million from information technology services and solutions.

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

Direct salaries and related costs increased approximately $42.3 million or 32.5% to $172.2 million for the six-month period in 1999 from the comparable period in 1998. As a percentage of revenues, direct salaries and related costs increased to approximately 63.7% in 1999 from approximately 62.2% for the comparable period in 1998. The increase in both the dollar amount and percentage of direct salaries and related costs as a percentage of revenue was primarily attributable to the addition of personnel to support revenue growth and associated employee benefit and training costs.

General and administrative expenses increased approximately $18.9 million or 34.4% to $74.0 million for the six-month period in 1999 from the comparable period in 1998. As a percentage of revenues, general and administrative expenses increased to 27.4% in 1999 from 26.4% for the comparable period in 1998. The increase in the amount of general and administrative expenses was primarily attributable to an increase in depreciation expenses associated with facility and capital equipment expenditures incurred in connection with the integration and expansion of the Company' technical support and e-commerce services, an increase in amortization expense associated with the goodwill incurred as part of the SHPS acquisition and the addition of sales and administrative personnel to support the Company's growth.

Interest and other expense was $1.4 million during the first six months of 1999, compared to $3.7 million during the comparable 1998 period, inclusive of a $3.8 million net loss from joint venture. The net loss from the joint venture was attributable to acquisition-related in-process research and development costs associated with acquisitions completed by the joint venture, which was recorded as other expense. The increase in interest and other expense for the six-month period exclusive of the net loss from joint venture was primarily attributable to an increase in the Company's debt position as a result of the acquisition of SHPS completed during 1998.

The provision for income taxes decreased slightly to $8.8 million for the six-month period in 1999 from the comparable period in 1998. As a percentage of revenues, the provision for income taxes decreased to 3.3% during the 1999 period when contrasted to approximately 4.2% for the comparable 1998 period. The Company's effective tax rate was 38.7% for 1999 compared to 37.1% for the comparable 1998 period, excluding the effect of one-time charges, primarily as a result of non-deductible expenses which consisted primarily of goodwill amortization.

THREE MONTHS ENDED JUNE 30, 1999, COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

For the three months ended June 30, 1999, the Company recorded consolidated revenues of $134.1 million, an increase of $23.4 million or 21.2%, from the $110.7 million of consolidated revenues for the comparable period during 1998. This growth in revenue was the result of a $38.7 million or 63.8% increase in technical support services, and an increase of $3.3 million from customer product services, offset by a decrease of $18.6 million from information technology services and solutions.

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

Direct salaries and related costs increased approximately $20.2 million or 29.3% to $88.9 million for the three-month period in 1999 from the comparable period in 1998. As a percentage of revenues, however, direct salaries and related costs increased to approximately 66.3% in 1999 from approximately 62.1% for the comparable period in 1998. The increase in both the dollar amount and percentage of direct salaries and related costs as a percentage of revenue was primarily attributable to the addition of personnel to support revenue growth and associated employee benefit and training costs.

General and administrative expenses increased approximately $9.0 million or 31.2% to $37.8 million for the three-month period in 1999 from the comparable period in 1998. As a percentage of revenues, however, general and administrative expenses increased to 28.2% in 1999 from 26.0% for the comparable period in 1998. The increase in the amount of general and administrative expenses was primarily attributable to an increase in depreciation expenses associated with facility and capital equipment expenditures incurred in connection with the integration and expansion of the Company' technical support and e-commerce services, an increase in amortization expense associated with the goodwill incurred as part of the SHPS acquisition and the addition of sales and administrative personnel to support the Company's growth.

Interest and other expense was $0.9 million during the three-month period of 1999, compared to interest and other income of $0.2 million during the comparable 1998 period. The increase in interest and other expense for the three-month period was primarily attributable to an increase in the Company's debt position as a result of the acquisition of SHPS completed during 1998.

The provision for income taxes decreased $2.5 million to $2.5 million for the three-month period in 1999 from the comparable period in 1998. As a percentage of revenues, the provision for income taxes decreased to 1.9% during the 1999 period when contrasted to approximately 4.5% for the comparable 1998 period. The decrease in the provision for income taxes was attributable to a decrease in reported income before income taxes and to a decrease in income before income taxes as a percentage of revenues. The Company's effective tax rate was 38.7% for 1999 compared to 37.6% for the comparable 1998 period, primarily as a result of non-deductible expenses which consisted primarily of goodwill amortization.

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

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a.  The Annual Meeting of Shareholders was held on April 29, 1999.

     b. The following members of the Board of Directors were elected to serve until the 2002 Annual Meeting and until their successors are elected and qualified:


                                                                 For            Against         Abstained
                                                             ----------         -------         ---------
            Gordon H. Loetz                                  38,635,039            -              77,793
            Ernest J. Milani                                 38,633,959            -              78,873
            Iain A. Macdonald                                38,635,039            -              77,793

         The following members of the Board of Directors whose term of office as a director continued after the meeting:

            H. Parks Helms                                   John H. Sykes
            Adelaide A. Sink                                 Furman P. Bodenheimer, Jr.
            Linda McClinktock-Greco, M.D.                    R. James Stroker

c. The proposal to approve the adoption of the Sykes Enterprises, Incorporated's 1999 Employees' Stock Purchase Plan was approved as follows:


                                        For            Against         Abstained
                                     ----------         -------         ---------
                                     38,187,287         496,601           28,944

d.       Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The following document is filed as an exhibit to this Report:

                  Financial Data Schedule

(b)      Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SYKES ENTERPRISES, INCORPORATED
                                    (Registrant)


Date: March 23, 2000                By: /s/ Scott J. Bendert
------------------------            --------------------------------------------

                                    Scott J. Bendert
                                    Group Executive and Senior Vice President-
                                    Operations Performance and Administration
                                    (Principal Financial and Accounting Officer)

                         SYKES ENTERPRISES, INCORPORATED

                                 FORM 10-Q/A

                    (For the six months ended June 30, 1999)

                                  EXHIBIT INDEX


Exhibit                                                              Page
 Number                                                             Number
-------                                                             ------
  27.1            Financial Data Schedule                             18