Form 10-Q/A
period 1999-09-30
SYKES ENTERPRISES INC
filed 2000-03-29
CIK 1010612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.


[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ to _____________________


                         Commission File Number 0-28274


                        SYKES ENTERPRISES, INCORPORATED
                        -------------------------------
             (Exact name of Registrant as specified in its charter)


             Florida                                     56-1383460
             -------                                     ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


              100 North Tampa Street, Suite 3900, Tampa, FL 3360
              --------------------------------------------------

Registrant's telephone number, including area code:       (813) 274-1000
                                                   ----------------------------

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



                                  Page 1 of 19
                      The Exhibit Index appears on Page 18

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                        SYKES ENTERPRISES, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS


                                                            DECEMBER 31,       SEPTEMBER 30,
                                                                1998               1999
                                                           -------------       -------------
                                                                                (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents.............................   $  36,348,863       $  32,044,116
  Restricted cash.......................................      11,090,890          15,086,325
  Receivables...........................................     113,840,262         119,823,769
  Prepaid expenses and other current assets.............      15,861,742          18,131,158
                                                           -------------       -------------

    Total current assets................................     177,141,757         185,085,368

Property and equipment, net.............................      99,176,512         126,888,346
Marketable securities...................................         199,875             199,875
Intangible assets, net..................................      75,132,011          75,927,586
Deferred charges and other assets.......................      13,484,146          17,274,096
                                                           -------------       -------------
                                                           $ 365,134,301       $ 405,375,271
                                                           =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current installments of long-term debt................   $   3,983,239       $   1,413,284
  Accounts payable......................................      30,086,549          32,942,750
  Income taxes payable..................................      10,549,623          10,167,196
  Accrued employee compensation and benefits............      19,144,242          22,936,662
  Customer deposits.....................................      10,978,868          11,719,943
  Other accrued expenses and current liabilities........      17,194,752          18,181,519
                                                           -------------       -------------

    Total current liabilities...........................      91,937,273          97,361,354

Long-term debt..........................................      75,448,202          79,716,697
Deferred grants.........................................      15,434,676          21,249,091
Deferred revenue........................................      14,707,773          19,462,831
Other long-term liabilities.............................       2,668,895           1,786,059
                                                           -------------       -------------

    Total liabilities...................................     200,196,819         219,576,032

Commitments and contingencies

Shareholders' equity
  Preferred stock, $0.01 par value, 10,000,000 shares
    authorized; no shares issued and outstanding                      --                  --
  Common stock, $0.01 par value, 200,000,000 shares
    authorized; 41,451,905 and 42,329,887 issued and
    outstanding.........................................         414,519             423,299
  Additional paid-in capital............................     136,199,748         140,571,509
  Retained earnings.....................................      29,730,975          48,066,333
  Accumulated other comprehensive income (loss).........      (1,407,760)         (3,261,902)
                                                           -------------       -------------

    Total shareholders' equity..........................     164,937,482         185,799,239
                                                           -------------       -------------
                                                           $ 365,134,301       $ 405,375,271
                                                           =============       =============



         See accompanying notes to consolidated financial statements.

                        SYKES ENTERPRISES, INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                  (Unaudited)


                                          NINE MONTHS ENDED                      THREE MONTHS ENDED
                                            SEPTEMBER 30,                           SEPTEMBER 30,
                                  ---------------------------------       ---------------------------------
                                      1998                1999                1998                1999
                                  -------------       -------------       -------------       -------------

Revenues                          $ 327,070,503       $ 411,452,337       $ 118,315,536       $ 140,966,807
                                  -------------       -------------       -------------       -------------


Operating expenses
  Direct salaries and
    related costs................   202,734,291         264,707,291          72,806,063          92,522,468
  General and
    administrative...............    86,423,209         114,393,523          31,314,963          40,350,154
  Acquired in-process
    research and development.....    14,468,907                  --          14,468,907                  --
                                  -------------       -------------       -------------       -------------
    Total operating expenses.....   303,626,407         379,100,814         118,589,933         132,872,622
                                  -------------       -------------       -------------       -------------

Income (loss)from
        operations...............    23,444,096          32,351,523            (274,397)          8,094,185

Other income (expense)
  Interest, net..................      (147,349)         (2,588,002)           (366,361)         (1,052,748)
  Net loss from
    joint venture................    (3,947,380)                 --            (102,231)                 --
  Other..........................       (60,143)            162,958             (35,558)             65,877
                                  -------------       -------------       -------------       -------------
    Total other expense..........    (4,154,872)         (2,425,044)           (504,150)           (986,871)
                                  -------------       -------------       -------------       -------------

Income (loss) before income
    taxes........................    19,289,224          29,926,479            (778,547)          7,107,314
Provision for income taxes ......    14,196,831          11,591,121           5,332,715           2,760,517
                                  -------------       -------------       -------------       -------------


Net income (loss)................ $   5,092,393       $  18,335,358       $  (6,111,262)      $   4,346,797
                                  =============       =============       =============       =============

Net income (loss) per share
  Basic.......................... $        0.12       $        0.44       $       (0.15)      $        0.10
                                  =============       =============       =============       =============
  Diluted........................ $        0.12       $        0.43       $       (0.15)      $        0.10
                                  =============       =============       =============       =============


Shares outstanding
  Basic..........................    41,216,989          41,940,706          41,336,973          42,280,529
  Diluted........................    42,218,851          42,984,543          41,336,973          43,032,429



         See accompanying notes to consolidated financial statements.

                        SYKES ENTERPRISES, INCORPORATED
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                              Accumulated
                                     Common       Common      Additional                         Other
                                     Stock        Stock        Paid-in         Retained      Comprehensive
                                     Shares       Amount       Capital         Earnings          Income           Total
                                 -----------     --------    ------------    ------------     -----------     -------------

Balance at January 1, 1998        41,119,626     $411,196    $133,592,337    $ 22,151,352     $(3,594,665)    $ 152,560,220

Issuance of common stock             259,092        2,591         987,289              --              --           989,880
Tax effect of non-qualified
 exercise of stock options                --           --       1,412,814              --              --         1,412,814
Distributions                             --           --              --        (698,374)             --          (698,374)

Net income                                --           --              --       5,092,393              --         5,092,393
Unrealized loss on securities             --           --              --              --      (6,199,844)       (6,199,844)
Foreign currency translation
 adjustment                               --           --              --              --       1,079,415         1,079,415
                                                                                                              -------------
Comprehensive income (loss)                                                                                        (28,036)
                                                                                                              -------------
                                  -----------------------------------------------------------------------------------------

Balance at September 30, 1998     41,378,718      413,787     135,992,440      26,545,371      (8,715,094)      154,236,504
(unaudited)

Issuance of common stock              73,187          732          86,122              --              --            86,854
Tax-effect of non-qualified
 exercise of stock options                --           --         121,186              --              --           121,186
Distributions                             --           --              --              (2)             --                (2)

Net income                                --           --              --       3,185,606              --         3,185,606
Unrealized loss on securities             --           --              --              --        (400,283)         (400,283)
Recognition of write-down on
 marketable securities                    --           --              --              --       7,334,645         7,334,645
Foreign currency translation
 adjustment                               --           --              --              --         372,972           372,972
                                                                                                              -------------
Comprehensive income                                                                                             10,492,940
                                                                                                              -------------
                                  -----------------------------------------------------------------------------------------

Balance at December 31, 1998      41,451,905      414,519     136,199,748      29,730,975      (1,407,760)      164,937,482

Issuance of common stock             877,982        8,780       4,371,761              --              --         4,380,541

Net income                                --           --              --      18,335,358              --        18,335,358
Foreign currency translation
 adjustment                               --           --              --              --      (1,854,142)       (1,854,142)
                                                                                                              -------------
Comprehensive income                                                                                             16,481,216
                                                                                                              -------------
                                 ------------------------------------------------------------------------------------------
Balance at September 30, 1999
(unaudited)                       42,329,887     $423,299    $140,571,509    $ 48,066,333     $(3,261,902)    $ 185,799,239
                                 ===========     ========    ============    ============     ===========     =============




         See accompanying notes to consolidated financial statements.

                        SYKES ENTERPRISES, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                  (Unaudited)


                                                                  1998            1999
                                                              ------------     ------------

Cash flows from operating activities
  Net income...............................................   $  5,092,393     $ 18,335,358
  Depreciation and amortization............................     13,289,563       25,801,708
  Acquired in-process research and development cost........     14,468,907               --
  Deferred income taxes....................................       (390,071)      (3,068,216)
  Gain on disposal of property and equipment...............       (328,771)              --
  Changes in assets and liabilities
   Receivables.............................................    (32,827,498)      (7,065,073)
   Prepaid expenses and other current assets...............     (5,003,659)      (2,559,345)
   Intangible assets.......................................             --          (11,381)
   Deferred charges and other assets.......................     (1,274,854)      (2,426,292)
   Accounts payable........................................      5,092,502        2,733,837
   Income taxes payable....................................      8,024,413         (566,364)
   Accrued employee compensation and benefits..............     10,927,303        3,239,448
   Customer deposits, net of restricted cash...............             --       (3,254,360)
   Other accrued expenses and current liabilities..........      4,595,175       (1,013,234)
   Deferred revenue........................................      2,850,659        4,755,058
   Other long-term liabilities.............................       (124,296)        (882,838)
                                                              ------------     ------------
    Net cash provided by operating activities..............     24,391,766       34,018,306
                                                              ------------     ------------

Cash flows from investing activities
  Capital expenditures.....................................    (22,893,857)     (43,793,711)
  Acquisition of businesses................................    (28,131,282)      (5,846,289)
  Investment in joint venture..............................    (10,723,040)              --
  Proceeds from sale of marketable securities..............      1,000,000               --
  Proceeds from sale of property and equipment.............      1,267,503          193,672
                                                              ------------     ------------
    Net cash used for investing activities.................    (59,480,676)     (49,446,328)
                                                              ------------     ------------

Cash flows from financing activities
  Paydowns under revolving line of credit agreements.......     (7,342,355)     (54,500,000)
  Borrowings under revolving line of credit agreements.....     85,304,463       59,000,000
  Proceeds from issuance of stock..........................      2,404,860        4,080,541
  Proceeds from issuance of long-term debt.................             --          903,656
  Proceeds from grants.....................................         95,550        7,198,335
  Payments of long-term debt...............................    (87,370,298)      (3,705,115)
  Distributions............................................       (698,374)              --
                                                              ------------     ------------
    Net cash provided by (used for) financing activities ..     (7,606,154)      12,977,417
                                                              ------------     ------------

Adjustments for foreign currency translation...............      1,079,415       (1,854,142)

Net decrease in cash and cash equivalents..................    (41,615,649)      (4,304,747)
Cash and cash equivalents - beginning......................     75,308,505       36,348,863
                                                              ------------     ------------
Cash and cash equivalents - ending.........................   $ 33,692,856     $ 32,044,116
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

This Form 10-Q/A is being filed to restate the Company's consolidated financial statements as of September 30, 1999, and for the periods then ended. The restatement of the Company's financial position and results of operations is the result of the timing of revenue recognition related to the licensing of software under two separate arrangements to periods subsequent to 1999, that were identified after the original filing of the Form 10-Q on November 15, 1999.

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

                                            NINE MONTHS        THREE MONTHS
                                               ENDED               ENDED
                                           SEPTEMBER 30,       SEPTEMBER 30,
                                               1999                1999
                                          ---------------    ---------------

Originally reported:
  Revenues...........................     $443,452,337          $160,966,807
  Net income.........................     $ 35,625,238          $ 14,148,429
  Basic net income per share.........     $       0.85          $       0.33
  Diluted net income per share.......     $       0.83          $       0.33

As revised:
  Revenues...........................     $411,452,337          $140,966,807
  Net income.........................     $ 18,335,358          $  4,346,797
  Basic net income per share.........     $       0.44          $       0.10
  Diluted net income per share.......     $       0.43          $       0.10



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


                                         Nine months ended   Three months ended
                                           September 30,       September 30,
                                               1998                1998
                                          -------------        -------------

Revenues:
 Sykes................................    $ 297,720,508        $ 107,759,287
 TAS III..............................        6,407,228            2,842,440
 Oracle...............................       22,942,767            7,713,809
                                          -------------        -------------
Combined..............................    $ 327,070,503        $ 118,315,536
                                          =============        =============

Net income (loss):
 Sykes (1)............................    $   4,161,601        $  (6,429,337)
 TAS III..............................          297,971              156,641
 Oracle...............................          632,821              161,434
                                          -------------        -------------
Combined..............................    $   5,092,393        $  (6,111,262)
                                          =============        =============

Other changes in shareholders' equity:
 Sykes................................    $  (4,649,994)       $  (1,132,923)
 TAS III..............................          382,580              382,580
 Oracle...............................       (1,245,908)            (894,640)
                                          -------------        -------------
Combined..............................    $  (5,513,322)       $  (1,644,983)
                                          =============        =============


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

                        SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                  (Unaudited)

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" which requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. The components of other comprehensive income are as follows:


                                                                   Accumulated
                                                   Foreign           Other
                                                   Currency       Comprehensive
                                                 Translation        Income
                                                 -----------      -----------

Balance at December 31, 1998 .................   $(1,407,760)     $(1,407,760)
Foreign currency translation adjustment ......    (1,854,142)      (1,854,142)
                                                 -----------      -----------

Balance at September 30, 1999 (unaudited) ....   $(3,261,902)     $(3,261,902)
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

The numbers of shares used in the earnings per share computation are as follows:


                                               NINE MONTHS ENDED               THREE MONTHS ENDED
                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                            ----------    ----------        ----------    ----------
                                               1998          1999              1998          1999
                                            ----------    ----------        ----------    ----------

Basic:
  Weighted average common outstanding...    41,216,989    41,940,706        41,336,973    42,280,529
                                            ----------    ----------        ----------    ----------
    Total basic shares outstanding .....    41,216,989    41,940,706        41,336,973    42,280,529
Diluted:
  Dilution of stock options ............     1,001,862     1,043,837                --       751,900
                                            ----------    ----------        ----------    ----------
    Total diluted shares outstanding...     42,218,851    42,984,543        41,336,973    43,032,429
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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

For the nine months ended September 30, 1999, the Company recorded consolidated revenues of $411.5 million, an increase of $84.4 million or 25.8%, from the $327.1 million of consolidated revenues for the comparable period during 1998. This growth in revenue was the result of a $113.3 million or 60.4% increase in technical support services, an increase of $4.3 million from customer product services, offset by a decrease of $33.2 million from information technology services and solutions.

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

Direct salaries and related costs increased approximately $62.0 million or 30.6% to $264.7 million for the nine-month period in 1999 from the comparable period in 1998. As a percentage of revenues, direct salaries and related costs increased to approximately 64.3% in 1999 from approximately 62.0% for the comparable period in 1998. The increase in both the dollar amount and percentage of direct salaries and related costs as a percentage of revenue was primarily related to the addition of personnel to support the revenue growth and associated employee benefit and training costs.

General and administrative expenses increased approximately $28.0 million or 32.4% to $114.4 million for the nine-month period in 1999 from the comparable period in 1998. As a percentage of revenues, general and administrative expenses increased to 27.8% in 1999 from 26.4% for the comparable period in 1998. The increase in the amount of general and administrative expenses was primarily attributable to an increase in depreciation expenses associated with facility and capital equipment expenditures incurred in connection with the integration and expansion of the Company' technical support and e-commerce services, an increase in amortization expense associated with the goodwill incurred as part of the SHPS acquisition and to a lesser extent, the addition of sales and administrative personnel to support the Company's growth.

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

                        SYKES ENTERPRISES, INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998, continued

The provision for income taxes decreased $2.6 million to $11.6 million for the nine-month period in 1999 from the comparable period in 1998. As a percentage of revenues, the provision for income taxes increased to 2.8% during the 1999 period when contrasted to approximately 4.3% for the comparable 1998 period. The Company's effective tax rate was 38.7% for 1999 compared to 37.1% for the comparable 1998 period, excluding the effect of one-time charges, primarily as a result of non-deductible expenses which consisted primarily of goodwill amortization.

THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

For the three months ended September 30, 1999, the Company recorded consolidated revenues of $141.0 million, an increase of $22.7 million or 19.1%, from the $118.3 million of consolidated revenues for the comparable period during 1998. This growth in revenue was the result of a $29.5 million or 40.0% increase in technical support services, and an increase of $2.4 million from customer product services, offset by a decrease of $9.2 million from information technology services and solutions.

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

Direct salaries and related costs increased approximately $19.7 million or 27.1% to $92.5 million for the three-month period in 1999 from the comparable period in 1998. As a percentage of revenues, direct salaries and related costs increased to approximately 65.6% in 1999 from approximately 61.5% for the comparable period in 1998. The increase in both the dollar amount and percentage of direct salaries and related costs as a percentage of revenue was primarily related to the addition of personnel to support the revenue growth and associated employee benefit and training costs.

General and administrative expenses increased approximately $9.0 million or 28.9% to $40.4 million for the three-month period in 1999 from the comparable period in 1998. As a percentage of revenues, general and administrative expenses increased to 28.6% in 1999 from 26.5% for the comparable period in 1998. The increase in the amount of general and administrative expenses was primarily attributable to an increase in depreciation expenses associated with facility and capital equipment expenditures incurred in connection with the integration and expansion of the Company' technical support and e-commerce services, an increase in amortization expense associated with the goodwill incurred as part of the SHPS acquisition and to a lesser extent, the addition of sales and administrative personnel to support the Company's growth.

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

The provision for income taxes decreased $2.6 million to $2.8 million for the three-month period in 1999 from the comparable period in 1998. As a percentage of revenues, the provision for income taxes decreased to 2.0% during the 1999 period when contrasted to approximately 4.5% for the comparable 1998 period. The decrease was attributable to the decrease of income before income taxes and to a decrease in income before income taxes as a percentage of revenues, exclusive of the approximately $14.5 million charge associated with the write-off of acquired in-process research and development. The Company's effective tax rate was 38.8% for the quarter ended September 30, 1999 compared to 37.6% for the comparable 1998 period, primarily as a result of non-deductible expenses which consisted primarily of goodwill amortization.

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

Contingency Plan

The company has substantially completed developing contingency plans to be implemented if its efforts to identify and correct Year 2000 Problems affecting its internal systems are not effective. The Company's contingency plans were substantially complete as of September 30, 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short-to-medium-term use of alternate sites, equipment and software, increased work hours for Company personnel or use of contract personnel. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

                        SYKES ENTERPRISES, INCORPORATED
                                 FORM 10-Q/A
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 - OTHER INFORMATION

         None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits required by Item 601 of Regulation S-K


         Exhibit 27.1        Financial Data Schedule

(b)      Reports on Form 8-K

         No reports were filed on Form 8-K during the three months ended September 30, 1999.

                        SYKES ENTERPRISES, INCORPORATED
                                 FORM 10-Q/A
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   SYKES ENTERPRISES, INCORPORATED
                                   (Registrant)



Date:  March 24, 2000              By: /s/ Scott J. Bendert
-------------------------          --------------------------------------------

                                   Scott J. Bendert
                                   Group Executive and Senior Vice President-
                                   Operations Performance and Administration
                                   (Principal Financial and Accounting Officer)

                        SYKES ENTERPRISES, INCORPORATED
                                 FORM 10-Q/A
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                 EXHIBIT INDEX


Exhibit                                                                  Page
Number                                                                  Number
------                                                                  ------

27.1              Financial Data Schedule                                 19
