Form 10-K405
period 1999-12-31
SYKES ENTERPRISES INC
filed 2000-03-29
CIK 1010612

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to _________



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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         As of March 21, 2000, there were 42,074,008 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price reported on the Nasdaq National Market as of March 21, 2000 was $410,939,912.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Documents
Portions of the 1999 Sykes Enterprises,
  Incorporated Annual Report.....................    Part II Items 5-8

Portions of the Proxy Statement
  dated April 1, 2000............................    Part III Items 10-13



                               Page 1 of 34 Pages
                          Exhibit Index is on Page 31.

                        Sykes Enterprises, Incorporated

                            Form 10-K Annual Report

                               TABLE OF CONTENTS


                                                                              Page No.
Cautionary Statements of Forward Looking Information

PART I
  Item 1     Business............................................................... 1
  Item 2     Properties.............................................................20
  Item 3     Legal Proceedings......................................................22
  Item 4     Submission of Matters to a Vote of Security Holders....................22

PART II
  Item 5     Market for Registrant's Common Equity and
              Related Stockholder Matters...........................................22
  Item 6     Selected Financial Data................................................22
  Item 7     Management's Discussion and Analysis of Financial Conditions and
              Results of Operations.................................................22
  Item 7a    Qualitative and Quantitative Disclosures About Market Risk.............23
  Item 8     Financial Statements and Supplementary Data............................23
  Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............................................23

PART III
  Item 10    Directors and Executive Officers of the Registrant.....................23
  Item 11    Executive Compensation.................................................23
  Item 12    Security Ownership of Certain Beneficial
              Owners and Management.................................................23
  Item 13    Certain Relationships and Related Transactions.........................23

PART IV
  Item 14    Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K...............................................23


Certain matters discussed or incorporated by reference in this report are forward-looking statements within the meaning of the federal securities laws. Words such as "may," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify forward-looking statements. Similarly, statements that describe the Company's future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this report. The Company's actual results may differ materially from what is expressed or forecasted in such forward-looking statements.

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to, the marketplace's continued receptivity to the Company's bundled service offering; the Company's ability to continue the growth of its support service revenues through additional technical support centers; the Company's ability to further penetrate into vertically integrated markets; the Company's ability to expand its e-commerce service platform revenues; the Company's ability to continue to establish a competitive advantage through sophisticated technological capabilities; the outcome of pending litigation against the Company; the Company's ability to continue growth through acquisitions or expansion of its existing operations; the Company's ability to manage growth; the Company's ability to complete any recommended alternatives with respect to SHPS; the loss of a significant customer; technological change; the Company's ability to integrate the operations of acquisitions; risks associated with the Company's international operations and expansion; the Company's ability to attract and retain experienced personnel; the continuance of the industry trend toward outsourcing of information technology services; the emergency interruption of technical support center operations; the loss of any senior management or key personnel; risks associated with of SHPS' care management contracts; potential legal liability for SHPS' care management services; potential legal liability of SHPS as a benefits administrator under ERISA and COBRA; risks on SHPS relating to laws governing the corporate practice of medicine; risks on SHPS relating to telemedicine; possible adverse effect on SHPS of national and state healthcare reform proposals, and other risks discussed elsewhere in this report and in other filings of the Company with the Securities Exchange Commission.


                                     PART I

Item 1   Business

GENERAL

         Sykes Enterprises, Incorporated ("Sykes" or the "Company") is a global leader in providing vertically integrated technology-based solutions through an integrated strategy combining its information technology services with an emerging e-commerce platform. Sykes' continues to leverage its position as a leading provider of information technology services by assisting its clients in capitalizing on the growth of e-commerce over the Internet. Sykes' e-commerce service platform enables it to comprehensively continue to expand by serving as a single-source provider of Internet-based technology solutions throughout the life cycle of a customer's e-commerce needs. Through its 38 technical call centers and other offices and e-commerce distribution centers located in the United States, Canada, Latin America, Europe, Africa, China, and The Philippines, Sykes' provides services to leading computer hardware and software companies by providing technical support to end users of their products and to major companies by providing corporate help desk and additional business services. Through SHPS, Incorporated ("SHPS"), a wholly-owned subsidiary, Sykes' can also provide on-line clinical managed care services, medical protocol products, and employee benefit administration and support services. The integration of its existing technology services with its emerging global e-commerce platform enables Sykes' customers to take full advantage of increasing customer loyalty, business expansion and effectiveness, all while lowering their total costs.

         Through its state-of-the-art technical support centers, Sykes provides traditional and web-enabled information technology support services (i) to leading computer hardware and software companies by providing technical product support services to end users of their products and (ii) to major companies by providing help desk services to their employees. The Company also provides outsourced care management services, products, and employee benefit administration services through SHPS. In addition, through its staff of technical professionals, Sykes provides information technology development services and solutions to large corporations, on a contract or temporary staffing basis, including web-site and software design, development, integration and implementation; systems support and maintenance; and documentation, foreign language translation and software localization. Sykes also provides e-commerce distribution services to computer hardware and software companies including design, replication, material integration, packaging and distribution. The integration of these services provides Sykes' customers the opportunity to outsource a broad range of their information technology services needs to the Company.

         The Company believes that outsourcing by information technology companies, internet "virtual" companies and companies with information technology needs will continue to grow as increasing competition encourages businesses to focus on their core competencies rather than non-revenue producing activities or infrastructure. Rapid technological changes, significant capital requirements for state-of-the-art technology, and the need to integrate and update complex information technology systems spanning multiple generations of hardware and software components make it increasingly difficult for businesses to cost-effectively maintain quality information technology services in-house.

         Sykes was founded in 1977 in North Carolina and moved its headquarters to Florida in 1993. In March 1996, Sykes changed its state of incorporation from North Carolina to Florida. Sykes headquarters are located at 100 North Tampa Street, Suite 3900, Tampa, Florida 33602, and its telephone number is
(813) 274-1000.


RECENT DEVELOPMENTS

         On January 25, 2000, Sykes announced that it had lowered its expected earnings per share for the fourth quarter of 1999. On January 31, 2000, Sykes announced that the release of its fourth quarter and year end results for 1999 would be delayed for approximately seven days. On February 7, 2000, Sykes announced that it had lowered its expected revenues and earnings per share for the year 2000. Sykes also announced on February 7, 2000, that it would restate its previously reported financial results for the second and third quarters of 1999. The restatement stemmed from the application of revenue recognition accounting rules and delaying the recognition of revenues in connection with fees associated with Sykes' AnswerTeam(TM), a diagnostic desktop tool.

         Since February 1, 2000, 12 lawsuits that purport to be class actions based on one or more of these announcements and other announcements relating to Sykes' financial condition and future prospects have been filed against Sykes and certain of its officers. These lawsuits assert, among other things, various claims under the federal securities laws including claims under sections 10(b) and 20(a) under the Securities Exchange Act of 1934. See "Item 3. Legal Proceedings."

         On February 29, 2000, Sykes announced that it had engaged Donaldson, Lufkin & Jenrette Securities Corporation as Sykes' financial advisor to assist Sykes in identifying and exploring alternatives to enhancing shareholder value with respect to SHPS. SHPS was formed through the establishment of a joint venture in December, 1997, to focus integrated services in the healthcare market. Sykes acquired the remaining interest in SHPS in September, 1998.

         On March 3, 2000, Sykes announced a series of senior management appointments. James E. Lamar was appointed Group Executive and Senior Vice President - International. Mr. Lamar had been Sykes Vice President and Managing Director of Europe, Middle East, Africa (EMEA). Mr. Lamar is headquartered in Amsterdam, the Netherlands at Sykes International Headquarters Facility. In this Group Executive position, Mr. Lamar will be responsible for all international operations and the strategy and tactics necessary to expand Sykes' relationships as well as its global e-services platform.

         Scott J. Bendert was appointed Group Executive and Senior Vice President - Operations Performance and Administration. Mr. Bendert's knowledge and financial expertise will be utilized to focus and enhance operations in the areas of localization, distribution, fulfillment, technical support, and professional services in conjunction with the Americas and International groups. Mr. Bendert joined Sykes in 1993 as Chief Financial Officer, was named Treasurer in 1994, and was named Senior Vice President in 1995.

         Gerry L. Rogers was appointed Group Executive and Senior Vice President - The Americas. Mr. Rogers joined Sykes in January 1999 as the Group Vice President - The Americas. As the Group Executive for the Americas, he will have total responsibility of operations, service support, professional services and distribution and fulfillment delivery for Canada, Latin America and the United States.

         W. Michael Kipphut joined Sykes as its Vice President and Chief Financial Officer on March 6, 2000. Mr. Kipphut joined Sykes from USA Floral Products, Inc., a publicly held worldwide perishable products distributor, where he was Chief Financial Officer. Prior to USA Floral Products, Inc., Mr. Kipphut held the position of Vice President and Treasurer for Spalding & Evenflo Companies, Inc., a global manufacturer of consumer products.

         Chad Carlson was appointed Vice President and General Manager for Operations - the Americas. Mr. Carlson had been the Vice President for Customer Service and Support for the Americas. Mr. Carlson will be responsible for e-commerce distribution and fulfillment in addition to customer service and support for the Americas.

         Dale W. Saville was appointed Senior Vice President and Chief Technology Officer. Mr. Saville had been Sykes' Vice President Technology Development. Mr. Saville will be responsible for the evaluation and development of new product and service offerings as well as establishing a consistent deployment schedule to enhance our value added services platform to our clients worldwide.

         Charles E. Sykes was appointed Senior Vice President Marketing and Global Alliances. Mr. Sykes had been the Vice President Sales - Americas for the past two years. Prior to his sales assignment, Mr. Sykes held several positions in operations, accounting, professional services and recruitment. In this newly created position, Mr. Sykes will assist in the development of branding, internal and external communications, web consultation, marketing strategy as well as continuing to manage our global strategic accounts.


ACQUISITION AND DIVESTITURE ACTIVITY IN 1999

Effective April 1, 1999, the Company sold its manufacturing solutions unit to CIStech, Inc. for approximately $2.5 million. The manufacturing solutions unit provided software development, systems integration and equipment sales primarily for the manufacturing industry. The decision to sell this unit was based on a determination that the unit did not meet Sykes' business focus towards technical support and e-commerce services.

On August 20, 1999, the Company acquired all of the common stock of CompuHelpline, Inc., (doing business as PC Answer) for approximately $340,000 consisting of $40,000 of cash and 11,594 shares of the Company's common stock. PC Answer was engaged in developing, marketing and selling prepaid technical computer support cards and services under the trademark names of PC Answer and MAC Answer. The transaction was accounted for under the purchase method of accounting with resulting goodwill being amortized over a ten-year life.

Effective August 31, 1999, the company acquired all of the common stock of Acer Servicios de Informacion Sociedad Anonima ("AIS") of Heredia, Costa Rica for $6.0 million in cash. AIS operated an information technology call center that provided technical support and services to customers in North America and Central America. The transaction was accounted for under the purchase method of accounting with resulting goodwill being amortized over a ten-year life.

Effective October 12, 1999, the Company acquired the AnswerExpress Support Suite for $2.5 million in cash. The AnswerExpress Support Suite expanded the Company's diagnostic capabilities by providing its customers with access to both technical support and a set of support tools. The AnswerExpress product includes virus protection, Internet data storage and retrieval, and access to a technical support agent. The transaction was accounted for under the purchase method of accounting with resulting goodwill being amortized over a ten-year life.


INDUSTRY BACKGROUND

         In today's rapidly changing technological environment, consumers and businesses require a variety of information technology services in order to effectively use and manage their complex information technology systems, including technical support, e-commerce solutions, software development and information systems integration and management. Information technology services have become much more important in this environment as Information Technology departments strive to integrate a company's information processing capabilities into a single system while providing the flexibility to change with technological innovations.

         Technological changes are making it increasingly difficult and expensive for companies to maintain in-house the necessary personnel to handle all of their information technology and e-commerce needs. Hardware and software companies, as well as businesses utilizing their products, are increasingly turning to third party vendors to perform specialized functions and services. Outsourcing of (i) product support functions by leading hardware and software companies, (ii) employee help desk functions by major companies, and (iii) other information technology services such as software design and systems integration and management, is growing rapidly because of the following factors:

o Increasing need for companies to focus on core competencies rather than non-revenue producing activities;

o Rapid technological changes requiring personnel with specialized technical expertise;

o Growing capital requirements for sophisticated technology necessary to provide timely product support and help desk functions;

o Increasing need to integrate and continually update complex systems incorporating a variety of hardware and software components spanning a number of technology generations;

o Extensive and ongoing staff training and associated costs required to maintain responsive, up-to-date in-house technical support and information technology services; and

o Cost savings from converting fixed employee costs to flexible, variable costs.

         As the outsourcing of technical product support, help desk and other information technology services has gained acceptance, many companies also are seeking to consolidate the number of vendors which provide them with these services. Accordingly, providers of information technology outsourcing services must offer a wide array of services to maintain a preferred vendor relationship with their customers. Sykes believes its broad range of services will allow it to be competitive in this environment.


STRATEGY

         The Company's objective is to continue its growth and to become a leading provider of a wide variety of information technology outsourcing services by being responsive to and providing skilled personnel for its clients' long-term outsourcing needs. The Company's principal strategies for achieving this objective are as follows:

         Continue The Significant Growth of the Company's Support Service Revenue Through Additional Technical Support Centers on a Global Basis. Sykes has grown utilizing a strategy of both internal growth and external acquisitions. This plan has resulted in an increase from three technical support centers in 1994 to 38 technical support centers as of February 15, 2000, with three additional facilities under construction. The Company's technical support centers currently have the capacity to handle up to approximately 85 million calls per year. Sykes has systematized the establishment and ongoing operation of its domestic technical support centers by: (i) locating the centers in smaller communities, near a college or university, with a relatively low cost structure and a technically proficient, stable work force; (ii) constructing the technical support centers modeled after the same prototype; (iii) utilizing standardized procedures to hire and train technicians; and (iv) maintaining consistently responsive, high quality services through call monitoring and tracking technology and other quality assurance procedures. The Company's systematic approach and procedures are part of its strategy of providing responsive, high quality support at a lower cost than the Company's competitors.

         Continue to Expand the Company's E-Commerce Service Platform by Serving as a Single-Source Provider of Solutions Throughout The Lifecyle of a Customer's E-Commerce Needs. Sykes' has created a E-commerce service platform that provides for a single-source provider of services for its customers. The basis for this platform is a sophisticated infrastructure that facilitiates integrated "front-end" e-services such as web design, sales order processing, financial transaction management and customer support. In addition, Sykes' offers to its clients "back-end" processes that include material integration and packaging, pre-press and print production, and comprehensive fulfillment services.

         Market the Company's Array of Services to Existing Customers to Position Sykes as a Preferred Vendor. The Company intends to cross-market its expanded array of information technology services to existing customers and to continue to provide consistently high quality services to new and existing customers in order to position the Company as a preferred vendor of outsourced services. Sykes believes that its ability to work in partnership with its customers during the life cycle of their information technology products and systems, from software design and systems implementation, through technical documentation and foreign language translation, to product packaging and distribution, to end user technical product support and other telephonic services, gives it a competitive advantage to become the provider of choice to its customers. Sykes has expanded the services it provides, such as help desk and diagnostic support services through its existing relationships with Fortune 500 companies, particularly those customers using the Company's services to satisfy all or part of their information technology development services and solutions needs.

         Establish a Competitive Advantage Through Sophisticated Technology. The Company seeks to establish a competitive advantage by continuing to capitalize on its sophisticated and specialized technological capabilities, including its current private ATM network that provides the Company the ability to redirect inquiries and to also carry voice and data over the same network. Additional technological capabilities include automatic call distributors, call tracking software and computer-telephone integration that allow Sykes"s technical support centers to serve as the transparent extension of the Company's customers, receive telephone calls and data directly from its customers' systems, and report detailed information concerning the status and results of the Company's services on a daily basis. The Company's sophisticated technology and systems, which the Company is able to upgrade periodically because of their open architecture, enable the Company to provide high response rates at a low cost per transaction.

         The Company's strategy is to continue to develop or acquire other technologies that complement its call center activity functions. For example, the Company intends to integrate the capabilities of its sophisticated diagnostic proprietary software with Sykes' technical support centers to further enhance the efficiency and quality of the Company's information technology support services, and believes that enhancements to this software will enable it to access and offer information technology support services directly to the home and small business markets.

         Further Growth Through Vertically Integrated Markets. The Company believes that numerous industries such as retail, telecommunications, financial services, healthcare and education will expand their usage of outsourcing vendors from the significant usage of emerging technologies. The Company's strategy is to aggressively market itself to new and existing customers as a single-source provider of comprehensive and clinically sophisticated care management and employee benefit services. In addition, the Company intends to continue to expand its service offerings to meet its customers' existing needs as well as future needs created by regulatory and other charges.

         Growth Through Strategic Alliances. The Company intends to expand its customer base, geographic presence and the information technology services by forming strategic alliances with other information technology service providers, particularly those who do not provide labor intensive technical support. Sykes' has entered into two such strategic alliances during 1999. The first of these alliances was with Support.Com, a provider of internet support services and solutions. The second of the alliances announced by the Company was with Perot Systems Corporation, a global information technology services and business solutions company. The Company continues to actively seek support and e-commerce contracts with such strategic partners.

         Growth Through Selective Acquisitions and Mergers. Subject to market conditions, the Company intends to continue to acquire or combine with complementary businesses to increase market share, expand its services, enter key industry sectors and expand its geographic presence when such transactions can be effected on favorable terms. Through December 31, 1999 the Company has completed 14 such strategic combinations since its initial public offering in April 1996. The Company believes it can expand the scope and quality of its information technology support services by acquiring or combining with companies with technical support centers in international markets which provide quality call center activities for leading computer hardware and software companies, as well as companies which enhance its ability to provide such services. The Company further believes that significant opportunities exist to acquire or combine with organizations which provide information technology services within the Company's strategic focus of emerging technology industries, such as the banking and telecommunications industries in which the Company competes on a limited basis. The information technology services industry is highly fragmented. Many of these firms may be attractive acquisition or merger candidates because they would enable Sykes to expand existing service offerings or open new geographic offices.

SERVICES

         The Company provides a wide array of information technology outsourcing services, including information technology support services and information technology development services and solutions. The following is a description of Sykes' outsourcing services:

         Technical Product Support. Sykes provides technical product support services by e-mail, web-based bulletin boards and telephone (24 hours a day, 7 days a week) to end users of the products of hardware and software companies through its 17 stand-alone technical support centers in the United States, three centers in Canada, two centers in Costa Rica, and 16 international technical support centers located in Europe, South Africa, China and The Philippines. Consumers of hardware or software products of Sykes' customers dial a technical support number listed in their product manuals and are automatically connected to a Sykes' technical support technician who is specially trained in the applicable product and acts as a transparent extension of the client hardware or software company in diagnosing problems and answering technical questions. The centers also provide technical product support by electronic mail and electronic bulletin boards. The technical support centers in Europe and Asia provide support in 16 languages to 20 European and Asian countries.

         Technical product support services provided through technical support centers generally are billed to the client based on a fee per e-mail or call, rate per minute or time and material basis. As a result of the significant infrastructure costs required for each technical support center, the Company requires a minimum billing amount to facilitate planning and capital needs. Help desk services usually are billed at a flat rate per employee per month, with the per employee charge varying depending on the customer's total number of employees and the complexity of its information systems.

         The Company provides a technical support proprietary diagnostic service tool (AnswerTeam(TM) ), capable of being included on the hard drive of a personal computer, that integrates communication and remote control technology with hardware and software diagnostic tools to provide end users a total support solution. This technology capability allows a user, with AnswerTeam(TM) loaded on their computer, to connect to a technical support technician located in a Sykes center at the mouse click of an icon. Once connected the end user can receive support from traditional voice response means or the technician, with the user's authorization, can remotely fix the computer system directly from the call center. The end user can also receive support through the Internet or via E-mail.

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

         Help Desk Services. The Company provides help desk services to major companies, at their facilities or through the technical support centers, that have outsourced technical support for their internal information technology systems. Employees of Sykes' customers telephone the help desk number provided to them by their employer for technical assistance. Trained technicians dedicated to a specific customer answer questions and diagnose and resolve technical problems ranging from a simplistic error message to a wide area network failure.

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

         Software Localization and Documentation Development. Sykes also specializes in the development of product information for high-tech companies worldwide. Through its software localization, translation, technical documentation, and on-line information development services, Sykes provides turnkey solutions to help customers deliver their products to worldwide markets. Localization services include cultural adaptation, language translation, interface modification and international testing in over 30 languages. Technical documentation and on-line development services are provided in many leading formats (DOC, RTF, HTML, SGML) and a variety of platforms (Windows, Mac, Unix).

         E-Commerce Distribution Services. The Company provides e-commerce distribution services to computer hardware and software organizations as well as other technology companies. These services include design, replication, printing documentation, material integration, packaging and distribution. The products are distributed to various levels of the distribution chain as directed by the customer.

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

         Care Management. The Company's care management services and products assist customers in improving the quality of healthcare services provided to plan participants and monitor patients' compliance with their prescribed course of treatment, while simultaneously reducing unnecessary medical costs. The Company's care management services are designed to prospectively assist in determining an individual's healthcare needs and monitor and evaluate the delivery of clinical care provided. The Company's clinical staff, comprised of registered nurses and physicians, interacts with patients, providers and payors to assist in determining, implementing and monitoring an effective and efficient customized care management program based on each patient's medical profile. The Company's care management services include demand, utilization, care disease and disability management. In addition, for providers and payors that wish to perform their own utilization management or quality assurance functions, the Company provides quality and utilization managed care software solutions through its Optimed software products and related services. These products are based on Optimed protocols developed and reviewed by the Company's medical panel of approximately 250 board certified physicians.

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

OPERATIONS

         Technical support centers. The Company's strategy in the United States is to locate its technical support centers in smaller communities with similar demographic characteristics, typically near a college or university. The Company believes these characteristics tend to provide a well-educated, technically proficient employee pool from which to attract qualified candidates. These locations also tend to have lower labor and infrastructure costs than large metropolitan areas.

         New technical support centers are established to accommodate anticipated growth in the Company's business or in response to a specific customer need. The Company believes that additional technical support centers will be established in the United States and Europe and potentially in Asia, the Pacific Rim region and South America.

         A typical domestic technical support center is approximately 42,000 square feet, has 425 work stations and can handle in excess of 12,000 user transactions per day. The technical support centers employ current technology in PBX switches, call tracking software, telephone-computer integration, interactive voice response and relational database management systems that are integrated into centrally managed local area networks and wide area networks. The Company's sophisticated equipment and technology enable it to serve as the transparent extension of its customers at a low cost per transaction and provide its customers with immediate access to the status and results of the Company's services. Due to its modular, open system architecture, the Company's computer system allows timely system updates and modifications.

         The Company utilizes sophisticated call tracking software and systems to provide efficient scheduling of personnel to accommodate fluctuations in call volume. Automated call distributors and digital switches identify each call by the number dialed and automatically route the call to a technician with the applicable knowledge and training. The technical product support calls are routed directly from the end user to the technical support center or are overflow calls routed from the client's place of business.

         Technical support center systems capture and download to permanent databases a variety of information concerning each call for reporting on a daily basis to customers, including number and duration of calls (which are important for billing purposes), response time and results of the call. Summary data and complete databases are made available to the customer to enable it to monitor the level of service provided by the Company, as well as to determine whether end users of its products are encountering recurring problems that require modification. The databases also provide Sykes' customers with considerable marketing information concerning end users, such as whether the user is a home or business user and regional differences in purchasing patterns or usage. The Company maintains tape backups and offsite storage to assure the integrity of its reporting systems and databases.

         The technical support centers are protected by a fire extinguishing system and backup generators and short-term battery backup in the event of a power outage, reduced voltage or power surge. Rerouting of telephone calls to one of the other technical support centers is also available in the event of a telecommunications failure, natural disaster or other emergency. Security measures are imposed to prevent unauthorized access. Software and related data files are backed up daily and stored off site at multiple locations. The Company carries business interruption insurance covering interruptions that might occur as a result of damage to its business. In addition, the Company believes that it has adequate arrangements with its equipment vendors pursuant to which damaged equipment can be replaced promptly.

         E-commerce Distribution Centers. Sykes has expanded its e-commerce distribution services during 1997 and 1998 through acquisitions, and through its ability to utilize the Internet. Sykes has three distribution centers located in the United States and six distribution centers located in Europe. Each of these centers have e-commerce capabilities through which the Company offers a broad range of brands in each of the product categories it covers, and meets the needs of customers who prefer to deal with a single source for many of their product needs. Sykes is continually evaluating new products, the demand for current products, and its overall product mix.

         Service and Solution Offices. Sykes' professional personnel are assigned to one of the Company's 24 offices, which are located in metropolitan areas throughout the United States, Canada, Europe and Singapore in order to be closer to their major customers. Each office is responsible for staffing the professional personnel needs of customers within its geographic region and customers referred from other offices based on specialized needs. These offices give Sykes the ability to (i) offer a broad range of professional services on a local basis, and (ii) respond to changing market demands in each geographical area served. The number of professionals assigned to each office ranges from 3 to 150.

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


QUALITY ASSURANCE

         Sykes carefully trains, monitors and supervises its employees to enhance the efficiency and the quality of its services. The training of new technicians at the technical support centers is conducted in-house through certified trainers or by professionals supplied by the Company's customers. Sykes actively recruits highly skilled professionals to staff specific assignment needs of its information technology development services and solutions customers. Generally, employees also receive ongoing training throughout the year to respond to changes in technology.

         A technical support center manager supervises project leaders, team leaders and technicians dedicated to individual customer accounts. Each team leader at the technical support centers monitors approximately ten technicians. A project leader supervises a particular customer's account by monitoring calls and reviewing quality standards. Using the Company's proprietary, sophisticated call tracking software, the project leader monitors the number of calls each technician handles, the duration of each call, time between calls, response time, number of queries resolved after the first call and other statistics important in measuring and enhancing productivity and service levels. Remote and on-site call monitoring systems and on-line performance tracking are used to enhance high quality services. Customers have daily access to a variety of measures of service performance tracked by the Company's technology and can monitor calls directly through the Company's remote call monitoring systems.

         The Company emphasizes a team approach in order to provide high quality, customized solutions to meet its clients' information technology development services and solutions needs. The central role in this team approach is provided by the Company's account executives and recruiters who work together to achieve a successful relationship between the client and the Company's professional staff. The team shares information on active and prospective clients, reviews the availability of professionals and discusses general market conditions. Such forums enable the teams to remain informed and knowledgeable on the latest technologies and to identify business development opportunities as they emerge.

         The Company is committed to providing its customers with the highest quality services. To that end, the Company's technical support center in Sterling, Colorado has received ISO 9002 certification, an international standard for quality assurance and consistency in operating procedures. The Company's other locations are ISO 9002 compliant, but not certified. The Company anticipates that ISO 9002 certification may become a factor to organizations outsourcing their technical product support or help desk functions. Consequently, the Company has modeled each technical support center after ISO 9002 procedures to achieve consistency and quality. In addition, the Company received the STAR Award for the years 1995 through 1999 in the highest call volume category. This award has been presented annually since 1988 by the Software Support Professionals Association (SSPA) to the software support company that achieves superior customer satisfaction and call metrics.

SALES AND MARKETING

         The Company's marketing objective is to develop long-term relationships with existing and potential clients to become the preferred vendor of their information technology outsourcing services. Sykes believes that its significant client base provides excellent opportunities for further marketing and cross selling of its broad range of capabilities. The Company markets its information technology services through a variety of methods, including client referrals, personal sales calls, advertising in industry publications, attending trade shows, direct mailings to targeted customers, telemarketing and cross selling additional services to existing clients. The Company currently employs 95 people in its direct sales force.

         As part of its marketing efforts, the Company invites potential and existing customers to visit the technical support centers, where the Company demonstrates its sophisticated telecommunications and call tracking technology, quality procedures and the knowledge of its technicians. The company also demonstrates its ability to quickly accommodate a new customer or a significant increase in business from an existing customer by emphasizing its systematic approach to establishing and managing technical support centers.

         The Company emphasizes account development to strengthen its relationships with its customers. Sales representatives and account executives are assigned to a limited number of accounts in order to develop a complete understanding of each customer's particular needs, to form strong customer relationships and encourage cross selling of other services offered by the Company. Account executives also receive incentives for cross selling the Company's services.

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

CUSTOMERS

         The Company has customers in the United States, Canada, Latin America, Europe, the Phillippines, and South Africa. The Company's customers include Fortune 500 corporations and leading hardware and software companies. The Company believes its nationally recognized customer base presents opportunities for further cross-marketing of its services.

         Adobe Systems Incorporated, which became the Company's largest customer as a result of a business combination during 1997, accounted for 10% of the Company's consolidated revenues for the year ended December 31, 1997. Although Adobe continued to expand its business relationship and revenues with Sykes, neither it nor any other single customer accounted for 10% of revenues for the years ended December 31, 1998 and 1999, respectively. The Company's loss of (or the failure to retain a significant amount of business with) its key customers could have a material adverse effect on the Company. The Company's largest ten customers accounted for approximately 45% of the consolidated revenues in 1999. Generally, the Company's contracts are cancelable by each customer at any time or on short-term notice, and customers may unilaterally reduce their use of the Company's services under such contracts without penalty. Sykes provided services to approximately 1,500 customers during 1999.

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


INTELLECTUAL PROPERTY

         The Company relies upon a combination of contract provisions and trade secret laws to protect the proprietary technology it uses at its technical support centers and facilities, and relies on a combination of copyright, trademark and trade secret laws to protect its proprietary software. The Company attempts to further protect its trade secrets and other proprietary information through agreements with employees and consultants. The Company does not hold any patents and does not have any patent applications pending. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to deter misappropriation of its proprietary rights or third party development of similar proprietary software. Sykes(R), REAL PEOPLE, REAL SOLUTIONS(R), and SHPS(R) are registered servicemarks of the Company. Sykes holds a number of registered trademarks, including DIAGSOFT(R), QAPLUS/WIN(R), PC Builder(R), ETSC(R), FS PRO(R) and FS PRO MARKETPLACE(R), Sykes AnswerTeam(R), Sykes AnswerExpress(R), and OPTIMED(R). In addition, the Company owns all copyrights to HI CARES.

EMPLOYEES

         As of February 18, 2000, the Company had 14,004 full-time employees, consisting of 95 in sales and marketing, 10,803 customer support technicians at the technical support centers, 1,217 technical professionals, 900 in e-commerce and distribution services and 989 in management, administration and finance.

         The technical and service nature of the Company's business makes its employees an important corporate asset. While the market for qualified personnel is extremely competitive, the Company believes its relationship with its employees is good. The Company's employees with the exception of three employees in Scotland, are not represented by any labor union.

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

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements that are based on current expectations, estimates, forecasts, and projections about the Company, management's beliefs, and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made from time to time by or on behalf of Sykes. Words such as "may," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe the Company's future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this report. The Company's actual results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

         Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: the marketplace's continued receptivity to Sykes bundled service offering; Sykes' ability to continue the growth of its support service revenues through additional technical support centers; Sykes' ability to further penetrate into vertically integrated markets; Sykes' ability to expand its e-commerce service platform revenues; Sykes' ability to continue to establish a competitive advantage through sophisticated technological capabilities, and the following risk factors:


RISKS ASSOCIATED WITH SYKES

The Company Faces Uncertainties Relating To Pending Litigation

         Sykes' faces uncertainties relating to the pending litigation described in "Item 1. Business - Recent Developments" and "Item 3. Pending Litigation." Sykes cannot predict the outcome of these lawsuits or the impact that they may have on the Company. Sykes also cannot predict whether any other suits, claims, or investigations may arise in the future based on the same claims. The outcome of any of these lawsuits or any future lawsuits, claims, or investigations relating to the same subject matter may have a material adverse impact on the Company's financial condition and results of operations.


The Company Faces Potential Difficulties In Continuing To Expand And Manage
Growth

         Sykes has grown rapidly and its future growth may depend to some extent on its ability to successfully complete strategic acquisitions to expand or complement its existing operations. The Company cannot guarantee that it will be able to continue to expand or successfully manage its growth. The Company also cannot guarantee that acquired entities will achieve levels of revenue and profitability or otherwise perform as expected, or be consummated on acceptable terms to enhance shareholder value. This growth has placed, and is expected to continue to place, significant demands on Sykes' management.


The Company's Strategy of Growing through Selective Acquisitions and Strategic Alliances Involves Potential Risks

         The Company pursues opportunities to expand through acquisitions and strategic alliances. The Company may be unable to identify companies that complement its strategy, and even if it identifies a company that complements its strategy, Sykes may be unable to acquire or enter into a strategic alliance with the company. In addition, the recent decrease in the price of the Company's common stock could hinder Sykes' growth strategy, including growth through acquisitions.

         The Company's acquisition strategy involves other potential risks. These risks include:

o the inability to obtain the capital required to finance potential acquisitions on satisfactory terms; and

o the diversion of management's attention to the integration of the businesses to be acquired;

o the risk that the acquired businesses will fail to maintain the quality of services that Sykes has historically provided;

o the need to implement financial and other systems and add management resources;

o the risk that key employees of the acquired business will leave after the acquisition;

o        potential liabilities of the acquired business;

o        unforeseen difficulties in the acquired operations;

o        adverse short-term effects on Sykes' operating results;

o lack of success in assimilating or integrating the operations of acquired businesses with those of Sykes;

o        the dilutive effect of the issuance of additional equity securities;

o the incurrence of additional debt or issuing additional equity securities as a result of future acquisitions;

o the amortization of goodwill and other intangible assets involved in any acquisitions that are accounted for using the purchase method of accounting;

o the businesses we acquire not proving profitable; and incurring additional indebtedness.


The Company may Encounter Difficulties in Implementing its Proposed Strategic Initiative

         The Company engaged Donaldson, Lufkin & Jenrette Securities Corporation as its financial advisor to assist Sykes in identifying and exploring alternatives to enhancing shareholder value with respect to SHPS. The Company may not be able to complete any recommended alternatives with respect to SHPS on terms the Company finds acceptable.


Rapid Technological Change

         The market for information technology services is characterized by rapid technological advances, frequent new product introductions and enhancements, and changes in customer requirements. Sykes' future success will depend in large part on its ability to service new products, platforms, and rapidly changing technology. These factors will require Sykes to provide adequately trained personnel to address the increasingly sophisticated, complex and evolving needs of its customers. In addition, Sykes' ability to capitalize on its acquisitions will depend on its ability to continually enhance software and services and adapt such software to new hardware and operating system requirements. Any failure by Sykes to anticipate or respond rapidly to technological advances, new products and enhancements, or changes in customer requirements could have a material adverse effect on Sykes' business, financial condition and results of operations.


Dependence on Key Customers

         Sykes derives a substantial portion of its revenues from a few clients. Sykes' largest ten customers accounted for approximately 40%, 41%, and 45% of its consolidated revenue for the years ended December 31, 1997, 1998, and 1999, respectively. Revenue from a single customer comprised 10% of Sykes' consolidated revenues for the year ended December 31, 1997. No single customer accounted for 10% of revenues for the years ended December 31, 1998 and 1999, respectively. Sykes' loss of, or the failure to retain a significant amount of business with, any of its key customers could have a material adverse effect on Sykes' business, financial condition and results of operations. Generally, Sykes' contracts with its customers are cancelable by the customer at any time or on short-term notice, and customers may unilaterally reduce their use of Sykes' services under such contracts without penalty. Thus, Sykes' contracts with its customers do not ensure that Sykes will generate a minimum level of revenues.


Inability to Attract and Retain Experienced Personnel May Adversely Impact Sykes' Business

         Sykes' business is labor intensive and places significant importance on its ability to recruit, train, and retain qualified technical and professional personnel. Sykes generally experiences high turnover of its personnel and is continuously required to recruit and train replacement personnel as a result of a changing and expanding work force. Additionally, demand for qualified professionals conversant with certain technologies is intense and may outstrip supply, as new and additional skills are required to keep pace with evolving computer technology. Sykes' ability to locate and train employees is critical to Sykes' achieving its growth objective. Sykes' inability to attract and retain qualified personnel or an increase in wages or other costs of attracting, training, or retaining qualified personnel could have a material adverse effect on Sykes' business, financial condition and results of operations.


Reliance on Technology and Computer Systems

         Sykes has invested significantly in sophisticated and specialized telecommunications and computer technology and has focused on the application of this technology to meet its clients' needs. Sykes anticipates that it will be necessary to continue to invest in and develop new and enhanced technology on a timely basis to maintain its competitiveness. Significant capital expenditures may be required to keep Sykes' technology up-to-date. There can be no assurance that any of Sykes' information systems will be adequate to meet its future needs or that Sykes will be able to incorporate new technology to enhance and develop its existing services. Moreover, investments in technology, including future investments in upgrades and enhancements to software, may not necessarily maintain Sykes' competitiveness. Sykes' future success will also depend in part on its ability to anticipate and develop information technology solutions that keep pace with evolving industry standards and changing client demands.


Dependence on Trend Toward Outsourcing

         Sykes' business and growth depend in large part on the industry trend toward outsourcing information technology services. Outsourcing means that an entity contracts with a third party, such as Sykes, to provide support services rather than perform such services in house. There can be no assurance that this trend will continue, as organizations may elect to perform such services themselves. A significant change in this trend could have a material adverse effect on Sykes' business, financial condition and results of operations. Additionally, there can be no assurance that Sykes' cross-selling efforts will cause its customers to purchase additional services from Sykes or adopt a single-source outsourcing approach.


Risk of Emergency Interruption of Technical Support Center Operations

         Sykes' operations are dependent upon its ability to protect its technical support centers and its information databases against damages that may be caused by fire and other disasters, power failure, telecommunications failures, unauthorized intrusion, computer viruses and other emergencies. The temporary or permanent loss of such systems could have a material adverse effect on Sykes' business, financial condition, and results of operations. Notwithstanding precautions taken by the Company to protect itself and its customers from events that could interrupt delivery of its services, there can be no assurance that a fire, natural disaster, human error, equipment malfunction or inadequacy, or other event would not result in a prolonged interruption in Sykes' ability to provide support services to its customers. Such an event could have a material adverse effect on Sykes' business, financial condition and results of operations.


Risks Associated with International Operations and Expansion

         The Company intends to continue to pursue growth opportunities in markets outside the United States. At December 31, 1999, Sykes' international operations were conducted from 18 technical support centers located in Sweden, The Netherlands, France, Germany, South Africa, Scotland, Ireland, Hungary, Turkey, China, Costa Rica and The Philippines. Revenues from foreign operations for the years ended December 31, 1997, 1998, and 1999, were 36.3%, 35.6% and 32.0% of consolidated revenues, respectively. International operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, tariffs and taxes, import/export license requirements, the imposition of trade barriers, difficulties in staffing and managing foreign operations, political uncertainties, longer payment cycles, foreign exchange restrictions that could limit the repatriation of earnings, possible greater difficulties in accounts receivable collection, potentially adverse tax consequences, and economic instability.

         Sykes conducts business in various foreign currencies and is therefore exposed to market risk from changes in foreign currency exchange rates and interest rates, which could impact its results of operations and financial condition. Sykes is also subject to certain exposures arising from the translation and consolidation of the financial results of its foreign subsidiaries. Sykes has from time to time taken limited actions to attempt to mitigate Sykes' foreign transaction exposure. However, there can be no assurance that the Company will take any actions to mitigate such exposure in the future, and if taken that such actions taken will be successful or that future changes in currency exchange rates will not have a material impact on Sykes' future operating results. A significant change in the value of the dollar against the currency of one or more countries where Sykes operates may materially adversely affect Sykes' results. Sykes has historically not entered into a hedge contract for either its translation risk or its economic risk.


Existence of Substantial Competition

The markets for Sykes' services are highly competitive, subject to rapid change, and highly fragmented. While many companies provide information technology services, Sykes believes no one company is dominant. There are numerous and varied providers of such services, including firms specializing in call center operations, temporary staffing and personnel placement companies, general management consulting firms, divisions of large hardware and software companies and niche providers of information technology services, many of whom compete in only certain markets. Sykes' competitors include many companies who may possess substantially greater resources, greater name recognition and a more established customer base than it does. In addition to Sykes' competitors, the services offered by Sykes are often provided by in-house personnel. Increased competition, the failure of Sykes to compete successfully, pricing pressures, loss of market share and loss of clients could have a material adverse effect on Sykes' business, financial condition, and results of operation.

Many of Sykes' large customers purchase information technology services primarily from a limited number of preferred vendors. Sykes has experienced and continues to anticipate significant pricing pressure from these customers in order to remain a preferred vendor. These companies also require vendors to be able to provide services in multiple locations. Although Sykes believes it can effectively meet its customers' demands, there can be no assurance that it will be able to compete effectively with other information technology services companies. Sykes believes that the most significant competitive factors in the sale of its services include quality, reliability of services, flexibility in tailoring services to client needs, experience, reputation, comprehensive services, integrated services and price.


Dependence on Senior Management

The success of Sykes is largely dependent upon the efforts, direction and guidance of its senior management. Sykes' continued growth and success also depend in part on its ability to attract and retain skilled employees and managers and on the ability of its executive officers and key employees to manage its operations successfully. Sykes has entered into employment and non-competition agreements with its executive officers. The loss of any of Sykes' senior management or key personnel, or its inability to attract, retain or replace key management personnel in the future, could have a material adverse effect on Sykes' business, financial condition and results of operations.


Control by Principal Shareholder and Anti-Takeover Considerations

As of the date of this report, John H. Sykes, Sykes' Chairman of the Board and Chief Executive Officer, beneficially owned more than 40% of Sykes' outstanding common stock. As a result, Mr. Sykes will have substantial influence in the election of the Company's directors and in determining the outcome of other matters requiring shareholder approval.

Sykes' Board of Directors is divided into three classes serving staggered three-year terms. The staggered Board of Directors and the anti-takeover effects of certain provisions contained in the Florida Business Corporation Act and in Sykes' Articles of Incorporation and Bylaws, including the ability of the Board of Directors of Sykes to issue shares of preferred stock and to fix the rights and preferences of those shares without shareholder approval, may have the effect of delaying, deferring or preventing an unsolicited change in the control of Sykes. This may adversely affect the market price of Sykes' common stock or the ability of shareholders to participate in a transaction in which they might otherwise receive a premium for their shares.


Volatility of Stock Price May Result in Loss of Investment

The trading price of Sykes' common stock has been and may continue to be subject to wide fluctuations over short and long periods of time. Sykes believes that market prices of information technology stocks in general have experienced volatility, which could affect the market price of Sykes' common stock regardless of Sykes' financial results or performance. Sykes further believes that various factors such as general economic conditions, changes or volatility in the financial markets, changing market conditions in the information technology industry, quarterly variations in Sykes' financial results, the announcement of acquisitions, strategic partnerships, or new product offerings, and changes in financial estimates and recommendations by securities analysts could cause the market price of Sykes' common stock to fluctuate substantially in the future.


RISKS ASSOCIATED WITH SHPS' CARE MANAGEMENT SERVICES AND EMPLOYEE BENEFITS SERVICES

SHPS, a wholly owned subsidiary of Sykes, is a provider of care management services and products and employee benefits administration and support services. In addition to the risks described above, SHPS is subject to the following specific risks:


Potential Risks of Care Management Contracts

Some of SHPS' care management contracts contain "shared risk" provisions under which SHPS may be required to bear a portion of any loss in connection with such provisions. To the extent healthcare participants covered by such contracts require more frequent or extensive care than anticipated, SHPS would incur unexpected costs not offset by additional revenue, which would reduce operating margins. In the worst case, the revenue derived from such contracts may be insufficient to cover the cost of the services provided. Any such reduction or elimination of earnings could have a material adverse effect on SHPS' business, financial condition and results of operations.

Potential Legal Liability for Care Management

Participants in the healthcare industry have become subject to an increasing number of lawsuits alleging malpractice, product liability, bad faith, ERISA liability and other legal theories, including negligence in credentialing and utilization management, many of which involve large claims and significant legal costs. SHPS, through its utilization review services, makes recommendations concerning the appropriateness of providers' proposed medical treatment of patients and, as a result, it could be subject to liability arising from any adverse medical consequences. SHPS does not grant or deny claims for payment of benefits, and SHPS does not believe that it engages in the practice of medicine or the delivery of medical services. There can be no assurance, however, that SHPS will not be subject to claims or litigation related to granting or denying claims for payment of benefits or allegations that SHPS engages in the practice of medicine or the delivery of medical services.

When a patient requires guidance in retaining physician services in their area, SHPS assists them in identifying appropriate providers. To the extent that those providers are deemed to be agents of SHPS, SHPS could be subject to liability regarding adverse medical consequences or inappropriate provider selection. Additionally, due to the nature of its business, SHPS could become involved in litigation regarding the information provided telephonically by its clinical service staff, particularly in light of the emerging laws relating to telemedicine, which is the practice of performing medical diagnoses and treatment via telecommunications devices. See "Risks Relating to Telemedicine."

Additionally, to the extent that SHPS' clinical service staff could be deemed a provider of medical or clinical services, SHPS could be subject to claims of licensure violations, which could result in fines, suspension or loss of the right to do business in a particular state. The physicians and nurses employed by SHPS do not make final decisions regarding the authorization or denial of medical treatment. However, the physicians and nurses employed by SHPS could be deemed to be engaged in the corporate practice of medicine and subject to discipline by the state boards of medicine and nursing through which they are licensed, which could result in substantial penalties to SHPS, including administrative penalties such as fines, reprimands, criminal penalties, or an order to cease doing business, any of which could have a material adverse effect on SHPS.

SHPS also could incur liability as a fiduciary in respect of certain of the disability management services it provides. To reduce its exposure, SHPS maintains general liability insurance coverage, product liability insurance coverage, umbrella liability insurance coverage, primary occurrence errors and omissions insurance coverage, and excess occurrence errors and omissions insurance coverage. There can be no assurance, however, that such insurance will be sufficient or available at a reasonable cost to protect SHPS from liability. To the extent that such insurance is insufficient or unavailable to cover the costs associated with these potential liabilities, SHPS' business or results of operations could be materially adversely affected.


Potential Legal Liability as a Benefits Administrator

As an administrator of benefits, SHPS provides services to employers that are subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), which may prevent the imposition of liability in state law claims such as malpractice or bad faith. The possibility exists that SHPS could be subject to state law claims for services provided to plans not covered by ERISA and liability for these claims could be substantial. Additionally, there can be no assurance that ERISA will not be further eroded by legal precedent or amended to modify or repeal the current limitations on liability.

As a provider of COBRA compliance and administration services, SHPS is subject to excise taxes for noncompliance with certain provisions of COBRA. In addition to the excise tax liability that may be imposed on SHPS, substantial excise taxes may be imposed on SHPS' customers under COBRA. Under many of SHPS' service agreements, SHPS assumes financial responsibility for the payment of such taxes or penalties assessed against a customer arising out of SHPS' failure to comply with COBRA, unless such taxes or penalties are attributable to the customer's failure to comply with the terms of its agreement with SHPS. In addition to liability for excise taxes for noncompliance with COBRA, SHPS accepts financial responsibility for certain civil and other liabilities incurred by its customers that are attributable to SHPS' failure to fulfill its obligations to its customers under its agreements. These liabilities could, in certain cases, be substantial. There can be no assurance that SHPS will not incur material liability for noncompliance with COBRA or for its failure to comply with its agreement with any customer in the future.

Governmental Regulation

The healthcare and employee benefit industries are subject to extensive and evolving regulation, both at the federal and state levels. The benefit plans administered by SHPS and its Care Management programs are subject to a variety of laws and regulations, including ERISA, COBRA, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), federal and state confidentiality laws, Medicare as secondary payor laws and regulations, telemedicine laws, the Public Health Service Act, a number of state third party administrative laws, and state laws involving the provision of healthcare services. These laws and regulations are administered by numerous agencies, including the Department of Labor, the Department of Commerce, the Department of Health and Human Services, the Internal Revenue Service (the "IRS") and state insurance and health regulation departments.

Where a patient requires a second opinion, one of SHPS' physician medical directors provides the patient with the names of physicians in the patient's area. The patient selects a physician and SHPS makes an appointment for the patient with the physician, and this physician evaluates the appropriateness of the care being recommended by the patient's attending physician. In doing so, the physician may order designated healthcare services which in turn must be a covered service approved by SHPS for payment. Whether such services are covered benefits is determined by the terms of the customer's benefit plan, not by SHPS. SHPS reviews the terms of its customers' benefit plans, each of which includes a process to determine which healthcare services are covered. If the ordered designated healthcare services are covered under the Medicare or Medicaid programs, the provision of the list of names of physicians or the making of a patient appointment by the medical director could be deemed a referral subject to the prohibitions against referrals to entities performing designated healthcare services in which the referring physician has a financial interest as defined in the Stark I and Stark II statutes, resulting in fines or criminal penalties, which could have a material adverse effect on SHPS.

SHPS' customers, and not SHPS, generally pay the physicians who perform the second opinion and related services, including designated healthcare services. SHPS does not believe that under these circumstances it has a financial relationship in any entity that provides designated healthcare services which are reimbursed under the Medicare or Medicaid programs. Therefore, SHPS does not believe that the Stark II statute impacts referrals made by SHPS' medical directors in these instances.

Occasionally, SHPS may advance payments to physicians, laboratories and x-ray facilities, which may include payment for designated healthcare services, on behalf of SHPS' customers. SHPS' customers reimburse SHPS in total for these advances. These advances may constitute a financial interest as that term is defined in Stark I and in the proposed regulations to the Stark II laws. However, SHPS believes that the advance payments to physicians do not violate the Stark I and Stark II prohibition against referrals, as the advance payments meet the proposed exception for physician services under the proposed Stark II regulations. SHPS also believes that these payments, which are authorized by SHPS' medical director, to laboratories and x-ray facilities do not violate Stark I and the Stark II proposed regulations as these advance payments meet the proposed exception for payments by physicians for items and services under the proposed Stark II regulations. However, there are, to date, no final regulations promulgated under the Stark II statute. To the extent that these actions by the medical directors could later be found to be subject to and in violation of the Stark II statute, the medical directors and SHPS could be subject to fines or criminal penalties, which could have a material adverse effect on SHPS.

Many of these statutes and regulations impact the development of healthcare information services and interstate transmission of medical information and services. Some of the statutes and regulations governing the provision of healthcare services as well as laws relating to telemedicine and corporate practice of medicine doctrines could be construed by regulatory authorities to apply to certain of SHPS' activities. See "Risks Relating to Laws Governing Corporate Practice of Medicine." To the extent these statutes and regulations could be deemed applicable to SHPS, SHPS and its employees could be required to obtain additional licenses or registrations or to modify or curtail SHPS' activities, or SHPS could be subject to revocation or suspension of existing licenses or registrations or civil or criminal penalties or fines, any of which could have a material adverse effect on SHPS.

The majority of states require licensure or registration of entities deemed to be private utilization review agents. Frequently, these states exempt entities providing services to ERISA plans. SHPS' current clients for these services are primarily but not exclusively ERISA plans. To the extent that SHPS provides services only to ERISA plans in any given state, SHPS may be exempt from these licensure requirements. Although SHPS has voluntarily achieved licensure in the states in which SHPS has determined licensure is required, penalties for failure to achieve licensure in additional states could result in the loss of SHPS' licenses or substantial penalties to SHPS, which could have a material adverse effect on SHPS.

Risks Relating to Laws Governing Corporate Practice of Medicine

The laws of certain states in which SHPS operates or may operate in the future do not permit business corporations to practice medicine or exercise control over physicians who practice medicine. Although SHPS does not believe that the services it provides constitute the corporate practice of medicine, a finding that SHPS is engaged in the corporate practice of medicine in any of the foregoing states could result in loss of licensing, the need to develop relationships with physicians licensed in the states having corporate practice of medicine statutes, and civil and criminal fines, any of which could require SHPS to modify its techniques of doing business, withdraw from certain states or otherwise curtail its activities, and could have a material adverse effect on SHPS.


Risks Relating to Telemedicine

Telemedicine is the practice of performing medial diagnosis and treatment via telecommunications devices. These technologies range from providing clinical advice over the telephone, the transmission of high resolution images (e.g., x-rays, sonograms) and the remote performance of clinical evaluations using interactive teleconferencing. As advanced telecommunications technology has become more widely available, the legal issues associated with telemedicine have become the subject of new legislation. In various states, legislation has been introduced to amend licensure laws related to the out of state practice of medicine and consultation. Various states have introduced or passed bills related to telemedicine, primarily regarding the licensure of out-of-state physicians and the coverage of telemedicine procedures by third party payer plans.

Although SHPS does not believe that these laws currently impact SHPS' operations because it does not believe it engages in medical diagnosis or treatment via telecommunication devices, to the extent SHPS' services could be deemed to be telemedicine, SHPS could be subject to liability for licensure violations, violations of third party payer requirements or violations of the laws relating to the confidentiality of patient medical records, any of which could have a material adverse effect on SHPS.


Possible Adverse Effect of National and State Healthcare Reform Proposals

The extent and type of government support for and oversight of the delivery of healthcare services, as well as the extent and type of health insurance benefits that employers are required to provide employees, have been the subject of close scrutiny and debate in recent years, both at the national and state levels, resulting in such legislation as HIPAA. Additional changes in the government programs and regulations, including requirements governing the manner by which services are delivered, and the premiums for services, the reimbursement of fees, benefits packages, parity for particular health conditions, access to particular types of healthcare providers, or the development of a modified healthcare purchasing system could have a material adverse effect on SHPS.


Reliance on Information Processing Systems and Proprietary Technology

SHPS' business is dependent on its ability to store, retrieve, process and manage significant databases, and to periodically expand and upgrade its information processing capabilities. SHPS intends to develop additional proprietary applications software and databases and to use commercially available database management software and computer hardware that are not currently being used by SHPS. SHPS is currently in the process of migrating its information systems from a mainframe platform to a proprietary, client server platform. Any delay in such migration or the failure of the new systems to adequately support SHPS' operations, could materially adversely affect SHPS' business and financial results. In addition, there can be no assurance that SHPS will be able to incorporate new technology to enhance and develop its existing services.

Interruption or loss of SHPS' information processing capabilities through loss of stored data, breakdown or malfunction of computer equipment and software systems, telecommunications failure or damage to SHPS' systems caused by fire, hurricane, tornado, flood, lightning, electrical power outage or other disruption could have a material adverse effect on SHPS.

SHPS' business is dependent on its continued use of proprietary software, databases and processing techniques. SHPS attempts to protect its trade secrets and other proprietary information through agreements with customers, employees and consultants. There can be no assurance that these precautions will be adequate to deter misappropriation of SHPS' proprietary software and healthcare information processing techniques.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides the names and ages of the Company's executive officers, and the positions and offices with the Company currently held by each of them:


      Name                Age                       Principal Position
----------------------------------------------------------------------------------------------

John H. Sykes             63         Chairman and Chief Executive Officer
David L. Grimes           52         President and Chief Operating Officer
Scott J. Bendert          43         Group Executive and Senior Vice President - Operations
James E. Lamar            52         Group Executive and Senior Vice President - International
Gerry L. Rogers           54         Group Executive and Senior Vice President - The Americas
Dale W. Saville           55         Senior Vice President and Chief Technology Officer
Charles E. Sykes          37         Senior Vice President - Marketing and Global Alliances
W. Michael Kipphut        46         Vice President and Chief Financial Officer


         John H. Sykes has held the titles and responsibilities of Chairman and Chief Executive Officer since December 1998. Mr. Sykes has been President and Chief Executive Officer of the Company from inception in 1977 until December 1998. Previously, Mr. Sykes was Senior Vice President of CDI Corporation, a publicly-held technical services firm.

         David L. Grimes joined the Company in December 1998 as President and was named Chief Operating Officer during February 1999. From 1984 to 1998, Mr. Grimes held various management positions with AT&T, a publicly-held telecommunications firm, most recently as Region Vice President.

         Scott J. Bendert joined the Company in 1993 as Chief Financial Officer and was named Group Executive and Senior Vice President - Operations during March 2000. In October 1997, Mr. Bendert was appointed Senior Vice President-Finance and Chief Financial Officer, and held the title of Vice President - Finance and Chief Financial Officer from 1995 until 1997. In addition, from 1994 to 1999, Mr. Bendert held the title of Treasurer.

         Gerry L. Rogers joined the Company in February 1999 as Group Vice President, North America and was named Group Executive and Senior Vice President - The Americas, during March 2000. From 1968 to 1999, Mr. Rogers held various management positions with AT&T, a publicly-held telecommunications firm, most recently as General Manager for the Business Growth Markets.

         James E. Lamar joined the Company in May 1999 as Vice President and Managing Director of EMEA and was named Group Executive and Senior Vice President - International during March 2000. From 1994 to 1999, Mr. Lamar held various management positions with Lucent Technologies, a publicly-held telecommunications firm, most recently as managing Director of Licensing.

         Dale W. Saville joined the Company in January 1995 and was named Senior Vice President and Chief Technology Officer during March 2000. In August 1998, Mr. Saville was appointed Vice President Product Development and from July 1997 until August 1998, held the title of Vice President Customer Service and Support - EMEA.

         Charles E. Sykes joined the Company in 1986 and was named Senior Vice President - Marketing and Global Alliances during March 2000. In December 1996, Mr. Sykes was appointed Vice President Sales and held the position of Regional Manager of the Midwest Region for Professional Services from 1992 until 1996. Mr. Charles E. Sykes is the son of Mr. John H. Sykes.

         W. Michael Kipphut joined the Company as Vice President and Chief Financial Officer in March 2000. From September 1998 to February 2000, Mr. Kipphut held the position of Chief Financial Officer for USA Floral Products, Inc., a publicly held worldwide perishable products distributor. From September 1994 until September 1998, Mr. Kipphut held the position of Vice President and Treasurer for Spalding & Evenflo Companies, Inc., a global manufacturer of consumer products.

ITEM 2  PROPERTIES

         The Company's principal executive offices are located in Tampa, Florida. This facility currently serves as the headquarters for senior management, the financial and administrative departments and the Tampa office. The following table sets forth additional information concerning the Company's facilities:


                                                                                             Lease
       Properties                          General Usage                 Square Feet       Expiration
-------------------------------------------------------------------------------------------------------

UNITED STATES LOCATIONS
Tampa, Florida                      Corporate headquarters                  18,000        December 2002
Tampa, Florida                      Technical support center/office         56,900        June 2002

Ada, Oklahoma                       Technical support center                42,000        Company owned
Bismarck, North Dakota              Technical support centers               84,000        Company owned
Charlotte, North Carolina           Technical support center                56,800        October 2000
Greeley, Colorado                   Technical support center                42,000        Company owned
Hays, Kansas                        Technical support center                42,000        Company owned
Klamath Falls, Oregon               Technical support center                42,000        Company owned
Louisville, Kentucky                Technical support center/office         60,700        July 2005
Manhattan, Kansas                   Technical support center                42,000        Company owned
Milton-Freewater, Oregon            Technical support center                42,000        Company owned
Minot, North Dakota                 Technical support center                42,000        Company owned
Pikesville, Kentucky                Technical support center                42,000        Company owned
Ponca City, Oklahoma                Technical support center                42,000        Company owned
Scottsbluff, Nebraska               Technical support center                42,000        Company owned
Scottsdale, Arizona                 Technical support center                39,100        June 2002
Sterling, Colorado                  Technical support center                34,000        Company owned

Fremont, California                 Distribution center                     55,000        October 2002
Nashville, Tennessee                Distribution center                     91,200        January 2001
Louisville, Kentucky                Distribution center                     78,750        June 2001

Atlanta, Georgia                    Office                                   2,000        May 2000
Boise, Idaho                        Office                                   2,400        January 2001
Boston, Massachusetts               Office                                  26,000        September 2000
Boulder, Colorado                   Office                                  13,000        March 2000
Cary, North Carolina                Office                                   3,700        March 2003
Charlotte, North Carolina           Office                                   2,900        June 2000
Charlotte, North Carolina           Office                                  37,800        October 2003
Dallas, Texas                       Office                                   3,000        June 2003
Denver, Colorado                    Office                                   2,000        January 2001
Jacksonville, Florida               Office                                   1,800        November 2001
Lexington, Kentucky                 Office                                   1,600        June 2000
Lexington, Massachusetts            Office                                  12,200        October 2002
Poughkeepsie, New York              Office                                   1,000        January 2001
St. Louis, Missouri                 Office                                   5,700        September 2001


                                                                                             Lease
       Properties                          General Usage                 Square Feet       Expiration
-------------------------------------------------------------------------------------------------------

INTERNATIONAL LOCATIONS
Amsterdam, The Netherlands          Technical support center/
                                        International headquarters          70,500        July 2004
Budapest, Hungary                   Technical support center                15,700        June 2002
Edinburgh, Scotland                 Technical support center/office         36,000        September 2019
Heredia, Costa Rica                 Technical support centers               23,800        February 2001
London, Ontario, Canada             Technical support center                40,000        Company owned
Toronto, Ontario, Canada            Technical support center                 8,200        December 2001
Moncton, New Brunswick              Technical support center                 1,700        June 2000
Les Ulis, France                    Technical support center                36,200        January 2007
Bochum, Germany                     Technical support center                29,100        October 2000
Hannover, Germany                   Technical support center                12,500        November 2008
Hamburg, Germany                    Technical support center                 6,400        June 2001
Esslingen, Germany                  Technical support center                 9,200        December 2005
Wilhelmshaven, Germany              Technical support center                36,800        March 2003
Manila, The Philippines             Technical support center                26,100        June 2000
Sunninghill, South Africa           Technical support center                12,500        June 2001
Ed, Sweden                          Technical support center                44,000        November 2002
Sveg, Sweden                        Technical support center                35,100        June 2001
Shannon, Ireland                    Technical support and
                                        distribution center                 66,000        April 2013
Hoofddorp, The Netherlands          Distribution center                     14,200        July 2001
Sevran, France                      Distribution center                     19,400        August 2002
Galashiels, Scotland                Distribution center                    126,700        Company owned
Upplands Vasby, Sweden              Distribution center                     21,300        December 2001

Brentford, England                  Sales office                              1600        December 2005
Stockholm, Sweden                   Sales office                             5,000        December 2001
London, Ontario                     Sales office                             2,800        May 2002
Ottawa, Ontario                     Sales office                               500        June 2000
Singapore                           Sales office                               500        December 2000
Vancouver, British Columbia         Sales office                             1,000        June 2000
Leuven, Belgium                     Office and distribution center          21,000        January 2001


         The Company owns each of its domestic technical support centers as identified and anticipates that additional technical support centers will be required due to growth and expansion. In addition to the above list, the Company has established technical support centers at its customers production facilities in Beijing, China and Istsanbul, Turkey.

         The Company currently has three technical call centers under construction and may operate from time-to-time in temporary facilities to accommodate growth before new centers are available. The Company is currently utilizing two such temporary facilities totaling 20,000 square feet.


ITEM 3   LEGAL PROCEEDINGS

A.       Class Action Litigation

         As of March 17, 2000, the Company is aware of 12 purported class action lawsuits that have been filed against Sykes and certain of its officers alleging violations of federal securities laws. All of the actions were filed in the United States District Court for the Middle District of Florida, and the Company expects that all of the actions will be consolidated into one action. The plaintiffs of these lawsuits purport to assert claims on behalf of a class of purchasers of Sykes common stock during 1999 and through February 4, 2000. The actions claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Among other things, the actions allege that during 1999 and 2000, the Company and certain of its officers made materially false statements concerning the Company's financial condition and its future prospects. The complaints also claim that the certain of the Company's financial statements during 1999 were not prepared in accordance with generally accepted accounting principles. The actions seek compensatory and other damages, and costs and expenses associated with the litigation.

         The Company intends to defend the actions vigorously. However, the Company cannot predict the outcome of these lawsuits or the impact that they may have on the Company. The Company also cannot predict whether any other suits, claims, or investigations may arise in the future based on the same claims. The outcome of any of these lawsuits or any future lawsuits, claims, or investigations relating to the same subject matter may have a material adverse impact on the Company's financial condition and results of operations.

B.       Other Litigation

         From time to time, the Company is involved in other litigation incidental to its business. In the opinion of management, no litigation to which the Company currently is a party is likely to have a materially adverse effect on the Company's results of operations or financial condition, if decided adversely to the Company.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security-holders during the fourth quarter of the year covered by this report.


                                    PART II

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

         The information called for by this item is contained on page 26 of the Company's Annual Report and is incorporated herein by reference.

ITEM 6   SELECTED FINANCIAL DATA

         The information called for by this item is contained in page 25 of the Company's Annual Report and is incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information called for by this Item is contained in pages 27 through 32 of the Company's Annual Report and is incorporated herein by reference.

ITEM 7a  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information called for by this Item is contained in page 32 of the Company's Annual Report and is incorporated herein by reference.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by this Item is contained in pages 33 through 56 of the Company's Annual Report and is incorporated herein by reference.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEMS 10. THROUGH 13. All information required by Items 10 through 13, with the exception of information on Executive Officers which appears in the report under the caption "Executive Officers of the Registrant," is incorporated by reference to the Company's Proxy Statement for its Year 2000 Annual Meeting of Shareholders.


                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Consolidated Financial Statements
         Reports of Independent Auditors.

The following information is contained in pages 33 through 56 of the Company's Annual Report, and is incorporated herein by reference:

         Consolidated Balance Sheets as of December 31, 1998 and 1999.

         Consolidated Statements of Income for the years ended December 31, 1997, 1998 and 1999.

         Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1998 and 1999.

         Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999.

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

 2.3 Stock Purchase Agreement dated July 1, 1996 among Sykes Enterprises, Incorporated and Johan Holm, Arne Weinz and Norhold Invest AB. (2)

 2.4 Stock Purchase Agreement dated August 30, 1996 among Sykes Enterprises, Incorporated and Gordon H. Kraft. (3)

 2.5 Merger Agreement dated as of January 10, 1997 among Sykes Enterprises, Incorporated, Info Systems of North Carolina, Inc. and ISNC Acquisition Co. (4)

 2.6 Stock Purchase Agreement date March 28, 1997 among Sykes Enterprises, Incorporated, Sykes Holdings of Belgium, B.V.B.A., Cycle B.V.B.A. and Michael McMahon. (5)

 2.7 Joint Marketing and Distribution Agreement dated April 30, 1997 by and between Sykes Enterprises, Incorporated and SystemSoft Corporation.
         (10)

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

 2.15 Acquisition Agreement, dated November 23, 1998, by and among the holders of all of the capital interests of TAS GmbH Nord Telemarketing und Vertriebsberatung, Sykes Enterprises, GmbH, and Sykes Enterprises, Incorporated (19).

 2.16 Combination Agreement, dated December 29, 1998, by and among the holders of all of the capital interests of Oracle Service Networks Corporation and Sykes Enterprises, Incorporated. (18)

 3.1 Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (19)

 3.2     Bylaws of Sykes Enterprises, Incorporated, as amended. (19)

 4.1 Specimen certificate for the Common Stock of Sykes Enterprises, Incorporated. (1)

 4.2 Credit Agreement between NationsBank N.A. and Sykes Enterprises, Incorporated dated as of February 27, 1998. (16)

 4.3 Amendment No. 1 to Credit Agreement between NationsBank N.A. and Sykes Enterprises, Incorporated dated as of March 20, 1998. (16)

 4.4 Guaranty Agreement between Sykes Enterprises, Incorporated and HealthPlan Services Corp. to NationsBank N.A. dated March 16, 1998.
         (16)

 10.1 Loan Agreement between NationsBank, N.A. and Sykes Enterprises, Incorporated dated as of December 31, 1996. (6)

 10.2 Employment Agreement dated as of March 6, 2000 between John H. Sykes and Sykes Enterprises, Incorporated (filed herewith).

 10.3 Employment Agreement dated as of March 6, 2000 between David L. Grimes and Sykes Enterprises, Incorporated (filed herewith).

 10.4 Employment Agreement dated as of March 6, 2000 between Scott J. Bendert and Sykes Enterprises, Incorporated (filed herewith).

 10.5 Employment Agreement dated as of March 6, 2000 between W. Michael Kipphut and Sykes Enterprises, Incorporated (filed herewith).

 10.6 Employment Agreement dated as of March 6, 2000 between Dale W. Saville and Sykes Enterprises, Incorporated (filed herewith).

 10.7 Employment Agreement dated as of March 6, 2000 between Gerry L. Rogers and Sykes Enterprises, Incorporated (filed herewith).

 10.8 Employment Agreement dated as of March 6, 2000 between James E. Lamar and Sykes Enterprises, Incorporated (filed herewith).

 10.9 Employment Agreement dated as of March 6, 2000 between Charles E. Sykes and Sykes Enterprises, Incorporated (filed herewith).

 10.10 Stock Option Agreement between Sykes Enterprises, Incorporated and David E. Garner dated as of December 31, 1995. (1)

 10.11   1996 Employee Stock Option Plan. (1)

 10.12   1996 Non-Employee Director Stock Option Plan. (1)

 10.13   1996 Non-Employee Directors' Fee Plan. (1)

 10.14   Form of Split Dollar Plan Documents. (1)

10.15    Form of Split Dollar Agreement. (1)

10.16 Form of Indemnity Agreement between directors and executive officers and Sykes Enterprises, Incorporated. (1)

10.17 Aircraft Lease Agreement between JHS Leasing of Tampa, Inc. as lessor and Sykes Enterprises, Incorporated as lessee, dated December 1, 1995.
         (1)

10.18 Single Tenant Property Lease Agreement between Sykes Investments as landlord and Sykes Enterprises, Incorporated as tenant dated October 31, 1989, for building in Charlotte, North Carolina. (1)

10.19 Tax Indemnification Agreement between Sykes Enterprises, Incorporated and John H. Sykes. (1)

10.20 Consultant Agreement between Sykes Enterprises, Incorporated and E.J. Milani Consulting Corp. dated April 1, 1996. (1)

10.21    1997 Management Stock Incentive Plan. (15)

10.22    1999 Employees' Stock Purchase Plan. (19)

10.23    2000 Stock Option Plan (filed herewith).

13.1 1999 Sykes Enterprises, Incorporated Annual Report (incorporates sections only in electronic filing).

21.1 List of subsidiaries of Sykes Enterprises, Incorporated (filed herewith).

23.1     Consent of Ernst & Young LLP

23.2     Consent of PricewaterhouseCoopers LLP

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

(19) Filed as an Exhibit to the Registrant's Form 10-K dated December 31, 1998, and incorporated herein by reference.

      (b) Reports on Form 8-K

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 24th day of March, 2000.

                                   SYKES ENTERPRISES, INCORPORATED
                                   (Registrant)


                                   By: /s/ Scott J. Bendert
                                      -----------------------------------------
                                           Scott J. Bendert,
                                           Group Executive and Senior Vice
                                           President - Operations Performance
                                           and Administration

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints Scott Bendert his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, may lawfully do or cause to be done by virtue hereof.


      Signature                                   Title                                          Date

/s/ John H. Sykes                 Chairman of the Board, Chief Executive                   March 27, 2000
--------------------              Officer and Director (Principal Executive
John H. Sykes                     Officer)


/s/ David L. Grimes               President and Chief Operating Officer                    March 27, 2000
--------------------
David L. Grimes

/s/ Scott J. Bendert              Group Executive and Senior Vice President -              March 27, 2000
--------------------              Operations Performance and Administration
Scott J. Bendert                  and former Chief Financial Officer
                                  (Principal Financial and Accounting Officer)


/s/ Gordon H. Loetz               Vice Chairman of the Board and Director                  March 27, 2000
--------------------
Gordon H. Loetz


/s/ Furman P. Bodenheimer, Jr.    Director                                                 March 27, 2000
------------------------------
Furman P. Bodenheimer, Jr.

/s/ H. Parks Helms                Director                                                 March 27, 2000
------------------------------
H. Parks Helms

/s/ Ernest J. Milani              Director                                                 March 27, 2000
------------------------------
Ernest J. Milani

/s/ Adelaide A. Sink              Director                                                 March 27, 2000
------------------------------
Adelaide A. Sink

/s/ R. James Stroker              Director                                                 March 27, 2000
------------------------------
R. James Stroker

/s/ Iain A. Macdonald             Director                                                 March 27, 2000
------------------------------
Iain A. Macdonald

/s/ Linda McClintock-Greco        Director                                                 March 27, 2000
------------------------------
Linda McClintock-Greco


                        SYKES ENTERPRISES, INCORPORATED

                          SCHEDULE II - VALUATION AND
                        QUALIFYING ACCOUNTS Years ended
                        December 31, 1997, 1998 and 1999


                                                        Additions
                                      Balance at        Charged to                                                   Balance at
                                      Beginning          Costs and        Reclassifications                             End
                                      Of Period          Expenses                (1)             Deductions(2)       Of Period
                                     -----------       --------------    ------------------      -------------      -----------

Allowance for doubtful accounts:
    Year ended December 31, 1997     $   498,129       $   167,396           $         -            $128,130         $  537,395

    Year ended December 31, 1998         537,395           261,599                     -               2,823            796,171

    Year ended December 31, 1999         796,171         2,201,581                     -             557,208          2,440,544


Foreign current deferred tax asset
valuation allowance:
    Year ended December 31, 1997     $   571,000       $         -           $         -            $436,000         $  135,000

    Year ended December 31, 1998         135,000                 -                     -             135,000                 -

    Year ended December 31, 1999               -           626,000               704,000              90,000          1,240,000


Domestic non-current deferred tax
asset valuation allowance:
    Year ended December 31, 1997     $         -       $         -           $         -            $      -         $        -

    Year ended December 31, 1998               -         3,000,000                     -                   -          3,000,000

    Year ended December 31, 1999       3,000,000                 -                     -             106,000          2,894,000


Foreign non-current deferred tax
valuation allowance:
    Year ended December 31, 1997     $         -       $         -           $         -            $      -         $        -

    Year ended December 31, 1998               -           704,000                     -                   -            704,000

    Year ended December 31, 1999         704,000                 -              (704,000)                  -                  -


--------------------------

(1)  Amounts have been reclassified for reporting purposes.
(2)  Write-offs and recoveries

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

 2.10 Acquisition Agreement, dated September 19, 1997, by and among the holders of all of the capital interests of TAS Telemarketing Gesellschaft fur Kommunikation und Dialog mbH, Sykes Enterprises, GmbH, and Sykes Enterprises, Incorporated. (8)

 2.11 Acquisition Agreement dated September 25, 1997, by and among the holders of all of the capital interests of TAS Hedi Fabinyi GmbH, Sykes Enterprises, GmbH, and Sykes Enterprises, Incorporated. (8)

 2.12 Shareholder Agreement dated December 18, 1997, by and among Sykes Enterprises, Incorporated and HealthPlan Services Corporation. (14)

 2.13 Acquisition Agreement, dated December 31, 1997, by and among the holders of all of the capital interests of McQueen International Limited and Sykes Enterprises, Incorporated. (11)

 2.14 Stock Purchase Agreement, dated September 11, 1998, between HealthPlan Services Corporation and Sykes Enterprises, Incorporated. (17)

 2.15 Acquisition Agreement, dated November 27, 1998, by and among the holders of all of the capital interests of TAS GmbH Nord Telemarketing und Vertriebsberatung, Sykes Enterprises, GmbH, and Sykes Enterprises, Incorporated. (19)

 2.16 Combination Agreement, dated December 29, 1998, by and among the holders of all of the capital interests of Oracle Service Networks Corporation and Sykes Enterprises, Incorporated. (18)

 3.1 Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (12)

 3.2     Bylaws of Sykes Enterprises, Incorporated, as amended. (12)

 4.1 Specimen certificate for the Common Stock of Sykes Enterprises, Incorporated. (1)

 4.2 Credit Agreement between NationsBank N.A. and Sykes Enterprises, Incorporated dated as of February 27, 1998. (16)

 4.3 Amendment No. 1 to Credit Agreement between NationsBank N.A. and Sykes Enterprises, Incorporated dated as of March 20, 1998. (16)

 4.4 Guaranty Agreement between Sykes Enterprises, Incorporated and HealthPlan Services Corp. to NationsBank N.A. dated March 16, 1998.
         (16)

 10.1 Loan Agreement between NationsBank, N.A. and Sykes Enterprises, Incorporated dated as of December 31, 1996. (6)

 10.2 Employment Agreement dated as of March 6, 2000 between John H. Sykes and Sykes Enterprises, Incorporated (filed herewith).

 10.3 Employment Agreement dated as of March 6, 2000 between David L. Grimes and Sykes Enterprises, Incorporated (filed herewith).

 10.4 Employment Agreement dated as of March 6, 2000 between Scott J. Bendert and Sykes Enterprises, Incorporated (filed herewith).

 10.5 Employment Agreement dated as of March 6, 2000 between W. Michael Kipphut and Sykes Enterprises, Incorporated (filed herewith).

 10.6 Employment Agreement dated as of March 6, 2000 between Dale W. Saville and Sykes Enterprises, Incorporated (filed herewith).

 10.7 Employment Agreement dated as of March 6, 2000 between Gerry L. Rogers and Sykes Enterprises, Incorporated (filed herewith).

 10.8 Employment Agreement dated as of March 6, 2000 between James E. Lamar and Sykes Enterprises, Incorporated (filed herewith).

 10.9 Employment Agreement dated as of March 6, 2000 between Charles E. Sykes and Sykes Enterprises, Incorporated (filed herewith).

10.10 Stock Option Agreement between Sykes Enterprises, Incorporated and David E. Garner dated as of December 31, 1995. (1)

10.11    1996 Employee Stock Option Plan. (1)

10.12    1996 Non-Employee Director Stock Option Plan. (1)

10.13    1996 Non-Employee Directors' Fee Plan. (1)

10.14    Form of Split Dollar Plan Documents. (1)

10.15    Form of Split Dollar Agreement. (1)

10.16 Form of Indemnity Agreement between directors and executive officers and Sykes Enterprises, Incorporated. (1)

10.17 Aircraft Lease Agreement between JHS Leasing of Tampa, Inc. as lessor and Sykes Enterprises, Incorporated as lessee, dated December 1, 1995.
         (1)

10.18 Single Tenant Property Lease Agreement between Sykes Investments as landlord and Sykes Enterprises, Incorporated as tenant dated October 31, 1989, for building in Charlotte, North Carolina. (1)

10.19 Tax Indemnification Agreement between Sykes Enterprises, Incorporated and John H. Sykes. (1)

10.20 Consultant Agreement between Sykes Enterprises, Incorporated and E.J. Milani Consulting Corp. dated April 1, 1996. (1)

10.21    1997 Management Stock Incentive Plan. (15)

10.22    1999 Employees' Stock Purchase Plan. (19)

10.23    2000 Stock Option Plan (filed herewith).

13.1 1999 Sykes Enterprises, Incorporated Annual Report (incorporates sections only in electronic filing).

21.1 List of subsidiaries of Sykes Enterprises, Incorporated (filed herewith).

23.1     Consent of Ernst & Young LLP

23.2     Consent of PricewaterhouseCoopers LLP

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

(19) Filed as an Exhibit to the Registrant's Form 10-K dated December 31, 1998, and incorporated herein by reference.