Form 10-Q
period 2000-03-31
SYKES ENTERPRISES INC
filed 2000-05-12
CIK 1010612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from to

    ---------------------------------- to -------------------------------------

    Commission File No.                       0-28274
                       --------------------------------------------------------


                        SYKES ENTERPRISES, INCORPORATED
                        -------------------------------
             (Exact name of Registrant as specified in its charter)


           Florida                                       56-1383460
           -------                                       ----------
  (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)


              100 North Tampa Street, Suite 3900, Tampa, FL 33602
              ---------------------------------------------------


Registrant's telephone number, including area code:      (813) 274-1000
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

As of May 10, 2000, there were 42,009,063 shares of common stock outstanding.








                                  Page 1 of 17
                      The Exhibit Index Appears on Page 16

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                        SYKES ENTERPRISES, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS


                                                                            DECEMBER 31,                MARCH 31,
                                                                               1999                       2000
                                                                           -------------             -------------
                                                                                                      (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents ...................................            $  31,001,354             $  27,531,677
  Restricted cash .............................................               15,108,523                19,798,883
  Receivables .................................................              131,903,360               150,097,047
  Prepaid expenses and other current assets ...................               15,252,307                16,429,812
                                                                           -------------             -------------

    Total current assets ......................................              193,265,544               213,857,419

Property and equipment, net ...................................              134,755,878               146,370,026
Marketable securities .........................................                  199,875                   199,875
Intangible assets, net ........................................               76,830,977                74,802,019
Deferred charges and other assets .............................               22,533,880                21,829,025
                                                                           -------------             -------------
                                                                           $ 427,586,154             $ 457,058,364
                                                                           =============             =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current installments of long-term debt ......................            $   3,236,451             $   4,528,973
  Accounts payable ............................................               39,494,955                30,607,262
  Income taxes payable ........................................                2,804,155                   977,531
  Accrued employee compensation and benefits ..................               24,205,591                25,318,215
  Customer deposits ...........................................               11,820,739                22,484,360
  Other accrued expenses and current liabilities ..............               17,159,191                20,015,610
                                                                           -------------             -------------

    Total current liabilities .................................               98,721,082               103,931,951

Long-term debt ................................................               80,052,717                91,755,493
Deferred grants ...............................................               21,198,709                23,217,501
Deferred revenue ..............................................               24,861,639                45,392,495
Other long-term liabilities ...................................                1,400,466                 2,683,761
                                                                           -------------             -------------

    Total liabilities .........................................              226,234,613               266,981,201
                                                                           -------------             -------------

Commitments and contingencies

Shareholders' equity
  Preferred stock, $0.01 par value, 10,000,000 shares
    authorized; no shares issued and outstanding ..............                       --                        --
  Common stock, $0.01 par value, 200,000,000 shares authorized;
    42,734,284 and 43,009,063 issued ..........................                  427,343                   430,091
  Additional paid-in capital ..................................              155,022,390               157,217,819
  Retained earnings ...........................................               51,762,003                58,462,965
  Accumulated other comprehensive income ......................               (5,860,195)               (9,834,772)
                                                                           -------------             -------------
                                                                             201,351,541               206,276,103
  Treasury stock at cost; 1,000,000 shares (none in 1999) .....                       --               (16,198,940)
                                                                           -------------             -------------

    Total shareholders' equity ................................              201,351,541               190,077,163
                                                                           -------------             -------------
                                                                           $ 427,586,154             $ 457,058,364
                                                                           =============             =============


         See accompanying notes to consolidated financial statements.

                        SYKES ENTERPRISES, INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
              THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 2000
                                  (Unaudited)


                                                    1999                      2000
                                               -------------             -------------
Revenues ..........................            $ 136,377,905             $ 161,311,916
                                               -------------             -------------


Operating expenses
  Direct salaries and related costs               83,246,909               102,211,246
  General and administrative ......               36,276,791                46,915,076
                                               -------------             -------------
    Total operating expenses ......              119,523,700               149,126,322
                                               -------------             -------------

Income from operations ............               16,854,205                12,185,594

Other expense
  Interest, net ...................                 (658,844)               (1,235,732)
  Other ...........................                   83,952                      (900)
                                               -------------             -------------
    Total other expense ...........                 (574,892)               (1,236,632)
                                               -------------             -------------

Income before income taxes ........               16,279,313                10,948,962
Provision for income taxes ........                6,300,094                 4,248,000
                                               -------------             -------------

Net income ........................            $   9,979,219             $   6,700,962
                                               =============             =============

Net income per share
  Basic ...........................            $        0.24             $        0.16
                                               =============             =============
  Diluted .........................            $        0.23             $        0.16
                                               =============             =============


Weighted average shares outstanding
  Basic ...........................               41,458,845                42,606,204
  Diluted .........................               42,824,342                42,901,775





         See accompanying notes to consolidated financial statements.

                        SYKES ENTERPRISES, INCORPORATED
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                         Accumulated
                                 Common        Common       Additional                    Other
                                 Stock         Stock          Paid-in       Retained   Comprehensive   Treasury
                                 Shares        Amount         Capital       Earnings      Income         Stock           Total
                               ----------   -----------    ------------   -----------   -----------   ------------   -------------
Balance at January 1, 1999     41,451,905   $   414,519    $136,199,748   $29,730,975   $(1,407,760)            --   $ 164,937,482

Issuance of common stock          635,164         6,352         536,956            --            --             --         543,308

Net income                             --            --              --     9,979,219            --             --       9,979,219
Foreign currency translation
  adjustment                           --            --              --            --      (709,497)            --        (709,497)
Unrealized gain on securities          --            --              --            --         2,754             --           2,754
                                                                                                                     -------------
Comprehensive income                                                                                                     9,272,476
                               ----------   -----------    ------------   -----------   -----------   ------------   -------------


Balance at March 31, 1999
  (unaudited)                  42,087,069       420,871     136,736,704    39,710,194    (2,114,503)            --     174,753,266

Issuance of common stock          647,215         6,472      10,834,363            --            --             --      10,840,835

Tax-effect of  non-qualified
exercise of  stock options             --            --       7,451,323            --            --             --       7,451,323

Net income                             --            --              --    12,051,809            --             --      12,051,809
Foreign currency translation
  adjustment                           --            --              --            --    (3,745,692)            --      (3,745,692)
                                                                                                                     -------------
Comprehensive income                                                                                                     8,306,117
                               ----------   -----------    ------------   -----------   -----------   ------------   -------------

Balance at December 31, 1999   42,734,284       427,343     155,022,390    51,762,003    (5,860,195)            --     201,351,541

Issuance of common stock          274,779         2,748       2,195,429            --            --             --       2,198,177

Purchase of treasury stock             --            --              --            --            --   $(16,198,940)    (16,198,940)

Net income                             --            --              --     6,700,962            --             --       6,700,962
Foreign currency translation
 adjustment                                                                              (3,974,577)                    (3,974,577)
                                                                                                                     -------------
Comprehensive income                                                                                                     2,726,385
                               ----------   -----------    ------------   -----------   -----------   ------------   -------------

Balance at March 31, 2000
(unaudited)                    43,009,063   $   430,091    $157,217,819   $58,462,965   $(9,834,772)  $(16,198,940)  $ 190,077,163
                               ==========   ===========    ============   ===========   ===========   ============   =============




         See accompanying notes to consolidated financial statements.

                        SYKES ENTERPRISES, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 2000
                                  (Unaudited)


                                                                   1999                2000
                                                              ------------         ------------
Cash flows from operating activities
  Net income .........................................        $  9,979,219         $  6,700,962
  Depreciation and amortization ......................           8,567,604            9,724,197
  Deferred income taxes ..............................          (1,494,501)           6,581,023
  Changes in assets and liabilities
   Receivables .......................................          (7,523,003)         (18,018,386)
   Prepaid expenses and other current assets .........          (3,232,245)            (966,221)
   Intangible assets .................................             (90,139)                  --
   Deferred charges and other assets .................            (493,952)          (4,656,097)
   Accounts payable ..................................             622,186           (8,887,693)
   Income taxes payable ..............................           1,913,996           (2,001,927)
   Accrued employee compensation and benefits ........           1,926,373            1,112,624
   Customer deposits, net of restricted cash .........             736,348            5,973,261
   Other accrued expenses and current liabilities ....             603,277            2,856,419
   Deferred revenue ..................................           1,143,255           20,530,856
   Other long-term liabilities .......................            (568,612)             176,653
                                                              ------------         ------------
    Net cash provided by operating activities ........          12,089,806           19,125,671
                                                              ------------         ------------

Cash flows from investing activities
  Capital expenditures ...............................         (19,731,518)         (19,635,308)
                                                              ------------         ------------
    Net cash used for investing activities ...........         (19,731,518)         (19,635,308)
                                                              ------------         ------------

Cash flows from financing activities
  Paydowns under revolving line of credit agreements .         (17,000,000)         (18,544,603)
  Borrowings under revolving line of credit agreements          14,500,000           31,539,903
  Proceeds from issuance of stock ....................             543,308            2,198,177
  Proceeds from grants ...............................           5,280,976            2,020,000
  Purchase of treasury stock .........................                  --          (16,198,940)
  Payments of long-term debt .........................          (2,048,615)                  --
                                                              ------------         ------------
    Net cash provided by financing activities ........           1,275,669            1,014,537
                                                              ------------         ------------

Adjustments for foreign currency translation .........            (709,497)          (3,974,577)
                                                              ------------         ------------

Net decrease in cash and cash equivalents ............          (7,075,540)          (3,469,677)
Cash and cash equivalents - beginning ................          36,348,868           31,001,354
                                                              ------------         ------------
Cash and cash equivalents - ending ...................        $ 29,273,328         $ 27,531,677
                                                              ============         ============



         See accompanying notes to consolidated financial statements.

                        SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 2000
                                  (Unaudited)


Sykes Enterprises, Incorporated and consolidated subsidiaries ("Sykes" or the "Company") provides vertically integrated information technology-based solutions to customers on a worldwide basis. By utilizing its information technology support centers and e-commerce platform, Sykes is able to provide traditional and e-commerce services at all stages in the life cycle of its clients' products and services, including initial development documentation and localization, customer product services, and end-user support. The Company's services are provided to customers throughout a wide variety of industries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 1999 included in the Company's Form 10-K for the year ended December 31, 1999 as filed with the United States Securities and Exchange Commission ("SEC") on March 29, 2000.

NOTE 1 - ACQUISITIONS AND MERGERS

On August 20, 1999, the Company acquired all of the common stock of CompuHelpline, Inc., (d/b/a PC Answer) for approximately $340,000 consisting of $40,000 of cash and 11,594 shares of the Company's common stock. PC Answer was engaged in developing, marketing and selling prepaid technical computer support cards and services under the trademark names of PC Answer and MAC Answer. The transaction was accounted for under the purchase method of accounting with resulting goodwill being amortized over a ten-year life. Pro forma information is not presented as the operating results of PC Answer are not material to the Company's consolidated operations.

Effective August 31, 1999, the Company acquired all of the common stock of Acer Servicios de Informacion Sociedad Anonima ("AIS") of Heredia, Costa Rica for $6.0 million in cash. AIS operated an information technology call center that provided technical support and services to customers in North America and Central America. The transaction was accounted for under the purchase method of accounting with resulting goodwill being amortized over a ten-year life. Pro forma information is not presented as the operating results of AIS are not material to the Company's consolidated operations.

Effective October 12, 1999, the Company acquired the AnswerExpress Support Suite for $2.5 million in cash. The transaction was accounted for under the purchase method of accounting with resulting goodwill being amortized over a ten-year life. Pro forma information is not presented as the operating results of AnswerExpress are not material to the Company's consolidated operations.

NOTE 2 - CREDIT FACILITY

Effective May 2, 2000, the Company amended and restated its existing syndicated credit facility with a syndicate of lenders for which Bank of America, N.A. and SunTrust Bank serve as agents (the "Amended Credit Facility"). Pursuant to the terms of the Amended Credit Facility, the amount of the Company's revolving credit facility was maintained at $150.0 million. The $150.0 million Amended Credit Facility includes a $10.0 million swingline loan to be used for working capital purposes. In addition, the Company amended and restated its $15.0 million multi-currency credit facility that provides for multi-currency lending. Borrowings under the Amended Credit Facility bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to .25% or (b) a Eurodollar rate plus an applicable margin of up to 1.75 %. Borrowings under the $10.0 million swingline loan bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up

                        SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 2000
                                  (Unaudited)


NOTE 2 - CREDIT FACILITY (CONTINUED)

to .25% or (b) a Quoted Rate for swingline loans. Borrowings under the $15.0 million multi-currency facility bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to .25% or (b) a quoted Euro rate for swingline loans. The Company paid aggregate financing fees of approximately $0.3 million, which have been deferred and will be amortized over the term of the Amended Credit Agreement. In addition, a commitment fee up to
 .375% will be charged on the unused portion of the Amended Credit Facility on a quarterly basis. The Amended Credit Facility matures on February 28, 2003, and the multi-currency facility matures on February 28, 2002. The long-term debt as of March 31, 2000 that is presented in the balance sheet is classified in accordance with the terms of the Amended Credit Agreement.

Borrowings under the Amended Credit Agreement are guaranteed by certain of the Company's subsidiaries as evidenced by a pledge of 66% of the respective subsidiary's common stock. Under the terms of the Amended Credit Agreement, the Company is required to maintain certain financial ratios and other financial and non-financial conditions. The Amended Credit Agreement prohibits the Company from incurring additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

As of May 5, 2000, the Company is aware of 14 purported class action lawsuits that have been filed against Sykes and certain of its officers alleging violations of federal securities laws. All of the actions were filed in the United States District court for the Middle District of Florida, and all of the actions have been consolidated into one action. The plaintiffs of these lawsuits purport to assert claims on behalf of a class of purchasers of Sykes common stock during part of 1999 and through February 4, 2000. The actions claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Among other things, the actions allege that during 1999 and 2000, the Company and certain of its officers made materially false statements concerning the Company's financial condition and its future prospects. The complaints also claim that certain of the Company's quarterly financial statements during 1999 were not prepared in accordance with generally accepted accounting principles. The actions seek compensatory and other damages, and costs and expenses associated with the litigation.

The Company intends to defend the actions vigorously. However, the Company cannot predict the outcome of this lawsuit or the impact that they may have on the Company. The Company also cannot predict whether any other suits, claims, or investigations may arise in the future based on the same claims. The outcome of this lawsuit or any future lawsuits, claims, or investigations relating to the same subject matter may have a material adverse impact on the Company's financial condition and results of operations.

The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company's future financial position.

During January 2000, the Company became contingently liable for a letter of credit in the amount of $30.0 million, which guaranteed performance of a contractual obligation.

                        SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 2000
                                  (Unaudited)


NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Sykes presents data in the Consolidated Statements of Changes in Shareholders' Equity in accordance with Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. The components of other unaudited comprehensive income are as follows:

                                                    Accumulated
                                                       Other
                                                   Comprehensive
                                                       Income
                                                   -------------

Balance at December 31, 1999 ..............        $(5,860,195)
Foreign currency translation adjustment....         (3,974,577)
                                                   -----------

Balance at March 31, 2000 (unaudited) .....        $(9,834,772)
                                                   ===========

Earnings associated with the Company's investment in its foreign subsidiaries are considered permanently invested and no provision for United States federal and state income taxes on those earnings or translation adjustments has been provided.

NOTE 5 - EARNINGS PER SHARE

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

The numbers of shares used in the earnings per share computation are as follows:


                                                                             THREE MONTHS ENDED
                                                                      ------------------------------
                                                                        MARCH 31,          MARCH 31,
                                                                          1999               2000
                                                                      ----------          ----------
Basic:
     Weighted average common shares outstanding ............          41,458,845          42,606,204
                                                                      ----------          ----------

        Total weighted average basic shares outstanding ....          41,458,845          42,606,204
Diluted:
   Dilutive effect of stock options ........................           1,365,497             295,571
                                                                      ----------          ----------
        Total weighted average diluted shares outstanding...          42,824,342          42,901,775
                                                                      ==========          ==========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Sykes Enterprises, Incorporated (the "Company") December 31, 1999 Consolidated Financial Statements, including the notes thereto. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Words such as "may", "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe the Company's future plans, objectives, or goals also are forward-looking statements. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis.

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to, the marketplace's continued receptivity to the Company's bundled service offering; the Company's ability to continue the growth of its support service revenues through additional technical support centers; the Company's ability to further penetrate into vertically integrated markets; the Company's ability to expand its e-commerce service platform revenues; the Company's ability to continue to establish a competitive advantage through sophisticated technological capabilities; the outcome of pending litigation against the Company; the Company's ability to continue growth through acquisitions or expansion of its existing operations; the Company's ability to manage growth; the Company's ability to complete any recommended alternatives with respect to SHPS; the loss of a significant customer; technological change; the Company's ability to integrate the operations of acquisitions; risks associated with the Company's international operations and expansion; the Company's ability to attract and retain experienced personnel; the continuance of the industry trend toward outsourcing of information technology services; the emergency interruption of technical support center operations; the loss of any senior management or key personnel; risks associated with SHPS's care management contracts; potential legal liability for SHPS' care management services; potential legal liability of SHPS as a benefits administrator under ERISA and COBRA; risks on SHPS relating to laws governing the corporate practice of medicine; risks of SHPS relating to telemedicine; and the possible adverse effect on SHPS of national and state healthcare reform proposals.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THREE MONTHS ENDED MARCH 31,
1999

For the three months ended March 31, 2000, the Company recorded consolidated revenues of $161.3 million, an increase of $24.9 million or 18.3%, from the $136.4 million of consolidated revenues for the comparable period during 1999. This growth in revenue was the result of a $26.6 million or 26.6% increase in information technology support services, an increase of $0.1 million from e-commerce services and solutions, partially offset by a decrease of $1.8 million from e-business distribution services.

The increase in information technology support services revenues for the three months ended March 31, 2000 was primarily attributable to an increase in the number of technical support centers providing services throughout the period and the resultant increase in e-mail requests and call volumes from clients. The new technical support centers were required as a result of continued growth of technical support services from both e-commerce and traditional telephone support services. Subsequent to the first quarter of 1999, the Company opened four domestic and four international technical support centers, and significantly expanded an additional four international centers. The increase in e-commerce services and solutions revenues was attributable to an increase in the average bill rate charged for consulting services, partially offset by the sale of the Company's Manufacturing and Distribution operation during the second quarter of 1999 and to a decline in language translation and localization services due to the delay in the commencement of certain projects. The decrease in e-business distribution services revenue for the three months ended March 31, 2000 was primarily attributable to the loss of a client that decided to discontinue operations within North America.

                        SYKES ENTERPRISES, INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THREE MONTHS ENDED MARCH 31, 1999 (CONTINUED)

Direct salaries and related costs increased approximately $19.0 million or 22.8% to $102.2 million for the three-month period in 2000 from $83.2 million in 1999. As a percentage of revenues, direct salaries and related costs increased to approximately 63.4% in 2000 from approximately 61.0% for the comparable period in 1999. The increase in both the dollar amount and percentage of revenue was primarily attributable to a $17.6 million increase in salaries and benefits to support revenue growth and associated training costs. In addition, during the first quarter of 1999, the Company capitalized approximately $0.4 million of costs related to internally developed software with no additional costs capitalized during the first quarter of 2000.

General and administrative expenses increased approximately $10.6 million or 29.3% to $46.9 million for the three month period in 2000 from $36.3 million in 1999. As a percentage of revenues, general and administrative expenses increased to 29.1% in 2000 from 26.6% for the comparable period in 1999. The increase in the dollar amount of general and administrative expenses was primarily attributable to a $4.4 million increase in salaries and benefits to support the Company's growth, a $1.0 million increase in depreciation expenses associated with facility and capital equipment expenditures incurred in connection with the integration and expansion of the Company's technical support and e-commerce services, and to a $0.9 million increase in telecom costs.

Interest and other expense was $1.2 million during the first three months of 2000, compared to $0.6 million during the comparable 1999 period. The increase in interest and other expense for the three-month period was attributable to an overall increase in interest rates and to an increase in the Company's average outstanding debt position. The Company's average interest rate for the first quarter of 2000 was 7.75% compared to 6.50% for the comparable period of 1999, resulting in an increase of interest of approximately $0.3 million. The Company's average debt balance for the first quarter of 2000 was approximately $77.2 million compared to approximately $75.4 million for the first quarter of 1999. The increase in the average debt balance is principally due to the Company's repurchase of 1.0 million shares of its common stock to be held as treasury shares.

The provision for income taxes decreased $2.1 million, or 32.6%, to $4.2 million for the three-month period in 2000 from $6.3 million for the comparable period in 1999. As a percentage of revenue, the provision for income taxes decreased to 2.6% during the 2000 period when contrasted to approximately 4.6% for the comparable 1999 period. The decrease in the provision for income taxes was attributable to the $4.7 million decrease in earnings from operations and the $0.6 million increase in interest expense. The Company's effective tax rate was 38.8% for 2000 compared to 38.7% for the comparable 1999 period.

                        SYKES ENTERPRISES, INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flows from operations and available borrowings under its credit facilities. The Company has utilized its capital resources to make capital expenditures associated primarily with its technical support services, invest in technology applications and tools to further develop and transition the Company's service offerings, and for working capital and other general corporate purposes. In addition, the Company intends future uses of its sources of liquidity to include the aforementioned and possible acquisitions.

During the three-month period ended March 31, 2000, the Company generated approximately $19.1 million in cash from operations. The Company utilized these funds and certain of its available cash and borrowings under its credit facility to fund the purchase of $16.2 million of common stock to be held in treasury and $19.6 million of capital expenditures. The purchase of the shares of the Company's common stock was in connection with a stock repurchase program announced in February 2000, in order to enhance shareholder value. The capital expenditures were predominately the result of the Company's enhancement of its e-commerce initiatives including the integration of its e-business distribution centers with its technical support centers.

Effective May 2, 2000, the Company amended and restated its existing syndicated credit facility with a syndicate of lenders for which Bank of America, N.A. and SunTrust Bank serve as agents (the "Amended Credit Facility"). Pursuant to the terms of the Amended Credit Facility, the amount of the Company's revolving credit facility was maintained at $150.0 million. The $150.0 million Amended Credit Facility includes a $10.0 million swingline loan to be used for working capital purposes. In addition, the Company amended and restated its $15.0 million multi-currency credit facility that provides for multi-currency lending. Borrowings under the Amended Credit Facility bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to .25% or (b) a Eurodollar rate plus an applicable margin of up to 1.75 %. Borrowings under the $10.0 million swingline loan bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to .25% or (b) a Quoted Rate for swingline loans. Borrowings under the $15.0 million multi-currency facility bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to .25% or (b) a quoted Euro rate for swingline loans. The Company paid aggregate financing fees of approximately $0.3 million, which have been deferred and will be amortized over the term of the Amended Credit Agreement. In addition, a commitment fee up to
 .375% will be charged on the unused portion of the Amended Credit Facility on a quarterly basis. The Amended Credit Facility matures on February 28, 2003, and the multi-currency facility matures on February 28, 2002.

The Company believes that its current cash levels, accessible funds under its credit facilities and cash flows from future operations will be adequate to meet its working capital needs, continued expansion objectives, anticipated levels of capital expenditures and debt repayment requirements, including those that may be required pursuant to the integration of its acquisitions, for the foreseeable future.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's earnings and cash flows are subject to fluctuations due to changes in non-U.S. currency exchange rates. The Company is exposed to non-U.S. exchange rate fluctuations as the financial results of non-U.S. subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact overall expected profitability. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in accumulated other comprehensive income in shareholders' equity. Movements in non-U.S. currency exchange rates may affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-United States based competitors. Under its current policy, the Company does not use non-U.S. exchange derivative instruments to manage its exposure to changes in non-U.S. currency exchange rates.

                        SYKES ENTERPRISES, INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK (CONTINUED)

The Company's exposure to interest rate risk results from its variable rate debt outstanding under its credit facilities. At March 31, 2000, the Company had $84.0 million in debt outstanding at variable interest rates, which is generally equal to the Eurodollar rate plus an applicable margin. Based on the Company's level of variable rate debt in the first quarter of 2000, a one point increase in the weighted average interest rate would increase the Company's annual interest expense by approximately $0.8 million. Under its current policy, the Company does not use derivative instruments to manage its exposure to changes in interest rates.


IMPACT OF YEAR 2000

In prior periods, the Company discussed the nature and progress of its plans to become Year 2000 compliant. During September 1999, the Company completed its remediation and testing of its systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. Sykes is not aware of any material problems resulting from Year 2000 issues, either with its products and services, its internal systems, or those products or services of third parties. Sykes will continue to monitor its critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any delayed Year 2000 matters that may arise are addressed promptly.


FLUCTUATIONS IN QUARTERLY RESULTS

For the year ended December 31, 1999, quarterly revenues as a percentage of total annual revenues were approximately 24%, 23%, 25% and 28%, respectively, for the first through fourth quarters of the year. The Company has experienced and anticipates that in the future it will continue to experience variations in quarterly revenue. The variations are due to the timing of new contracts and renewal of existing contracts, the timing of expenses incurred to support new business, the timing and frequency of client spending for e-commerce and e-business activities, non-U.S. currency fluctuations, and the seasonal pattern of technical support and e-business distribution services.

                        SYKES ENTERPRISES, INCORPORATED
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Reference is made to Part I, Item 3 "Legal Proceedings" of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed March 29, 2000. Since March 29, 2000, the Company has not been named as a defendant in any action which, to the best of the Company's knowledge, could have a material adverse effect on the financial condition or results of operations of the Company other than the action described below.

As of May 5, 2000, the Company is aware of 14 purported class action lawsuits that have been filed against Sykes and certain of its executive officers alleging violations of federal securities law. All of the actions were filed in the United States District court for the Middle District of Florida, and all of the actions have been consolidated into one action. Although the Company intends to defend this lawsuit vigorously, the Company cannot predict the outcome of this lawsuit or the impact that this lawsuit or any other suits, claims, or investigations relating to the same subject matter may have on the Company's liquidity or financial condition.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.       The Annual Meeting of Shareholders was held on April 27, 2000.

b. The following members of the Board of Directors were elected to serve until the 2003 Annual Meeting and until their successors are elected and qualified:

                                       For            Against     Abstained
                                    ----------      ----------     -------

John H. Sykes                       34,679,029          -          411,857
Furman P. Bodenheimer, Jr           34,747,880          -          343,006
David L. Grimes                     34,680,498          -          410,388


         The following members of the Board of Directors whose term of office as a director continued after the meeting:

            H. Parks Helms                       Gordon H. Loetz
            Adelaide A. Sink                     Ernest J. Milani
            Linda McClintock-Greco               Iain A. Macdonald

c. The proposal to approve the adoption of the Sykes Enterprises, Incorporated's 2000 Stock Option Plan was approved as follows:


                                       For            Against     Abstained
                                    ----------      ----------     -------

                                    25,367,254       2,862,648      59,765


d.       Not applicable


ITEM 5 - OTHER INFORMATION

         None

                        SYKES ENTERPRISES, INCORPORATED
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The following document is filed as an exhibit to this Report:

                  Financial Data Schedule

(b)      Reports on Form 8-K

                  No reports were filed on Form 8-K during the three months ended March 31, 2000.

                        SYKES ENTERPRISES, INCORPORATED
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          SYKES ENTERPRISES, INCORPORATED
                                          (Registrant)



Date: May 12, 2000                        By: /s/ W. Michael Kipphut
---------------------------                  ----------------------------------
                                                     W. Michael Kipphut
                                                     Vice President and
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

                        SYKES ENTERPRISES, INCORPORATED
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000


                                 EXHIBIT INDEX
                                 -------------

Exhibit                                                                   Page
Number                                                                   Number
------                                                                   ------

 27.1            Financial Data Schedule