Form 10-Q
period 2000-06-30
SYKES ENTERPRISES INC
filed 2000-08-14
CIK 1010612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
         ------------------------------   -------------------------------------

         Commission File No.                      0-28274
                             --------------------------------------------------


                         SYKES ENTERPRISES, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Florida                                        56-1383460
---------------------------------          ----------------------------------
(State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

               100 North Tampa Street, Suite 3900, Tampa, FL 33602
--------------------------------------------------------------------------------

Registrant's telephone number, including area code:        (813) 274-1000
                                                      -------------------------

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

As of August 14, 2000, there were 41,366,153 shares of common stock outstanding.

                                  Page 1 of 89
                      The Exhibit Index Appears on Page 19

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                         SYKES ENTERPRISES, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,             JUNE 30,
                                                                                              1999                   2000
                                                                                          ------------           ------------
                                                                                                                  (Unaudited)

ASSETS
Current assets
  Cash and cash equivalents ....................................................          $ 31,001,354           $ 96,458,337
  Restricted cash ..............................................................            15,108,523                     --
  Receivables ..................................................................           131,903,360            141,668,040
  Prepaid expenses and other current assets ....................................            15,252,307             16,694,254
                                                                                          ------------           ------------

    Total current assets .......................................................           193,265,544            254,820,631

Property and equipment, net ....................................................           134,755,878            144,035,025
Marketable securities ..........................................................               199,875                199,875
Intangible assets, net .........................................................            76,830,977             14,492,748
Deferred charges and other assets ..............................................            22,533,880             23,666,652
                                                                                          ------------           ------------
                                                                                          $427,586,154           $437,214,931
                                                                                          ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current installments of long-term debt .......................................          $  3,236,451           $    165,475
  Accounts payable .............................................................            39,494,955             41,245,724
  Income taxes payable .........................................................             2,804,155             21,850,784
  Accrued employee compensation and benefits ...................................            24,205,591             27,859,257
  Customer deposits ............................................................            11,820,739                     --
  Other accrued expenses and current liabilities ...............................            17,159,191             17,715,069
                                                                                          ------------           ------------

    Total current liabilities ..................................................            98,721,082            108,836,309

Long-term debt .................................................................            80,052,717             10,158,491
Deferred grants ................................................................            21,198,709             24,890,910
Deferred revenue ...............................................................            24,861,639             49,328,384
Other long-term liabilities ....................................................             1,400,466              1,724,391
                                                                                          ------------           ------------

    Total liabilities ..........................................................           226,234,613            194,938,485
                                                                                          ------------           ------------
Commitments and contingencies

Shareholders' equity
  Preferred stock, $0.01 par value, 10,000,000 shares
    authorized; no shares issued and outstanding ...............................                    --                     --
  Common stock, $0.01 par value, 200,000,000 shares authorized;
    42,734,284 and 43,036,153 issued ...........................................               427,343                430,362
  Additional paid-in capital ...................................................           157,875,285            155,022,390
  Retained earnings ............................................................            51,762,003            113,924,499
  Accumulated other comprehensive income .......................................            (5,860,195)           (13,754,760)
                                                                                          ------------           ------------
                                                                                           201,351,541            258,475,386
  Treasury stock at cost; 1,000,000 shares (none in 1999) .....................                    --            (16,198,940)
                                                                                          ------------           ------------
    Total shareholders' equity .................................................           201,351,541            242,276,446
                                                                                          ------------           ------------
                                                                                          $427,586,154           $437,214,931
                                                                                          ============           ============

          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 2000
                                   (Unaudited)

                                                            SIX MONTHS ENDED JUNE 30,              THREE MONTHS ENDED JUNE 30,
                                                        ---------------------------------       ---------------------------------
                                                             1999                2000                1999                2000
                                                        -------------       -------------       -------------       -------------

Revenues .........................................      $ 270,485,530       $ 318,104,803       $ 134,107,625       $ 156,792,887
                                                        -------------       -------------       -------------       -------------

Operating expenses
  Direct salaries and related costs ..............        172,184,824         200,816,736          88,937,915          98,605,490
  General and administrative .....................         74,043,367          92,303,720          37,766,576          45,388,644
  Compensation expense associated with
    exercise of options ..........................                 --           7,835,679                  --           7,835,679
  Restructuring and other charges ................                 --           9,640,000                  --           9,640,000
                                                        -------------       -------------       -------------       -------------
    Total operating expenses .....................        246,228,191         310,596,135         126,704,491         161,469,813
                                                        -------------       -------------       -------------       -------------

Income (loss) from operations ....................         24,257,339           7,508,668           7,403,134          (4,676,926)

Other expense
  Interest, net ..................................         (1,535,254)         (2,328,291)           (876,410)         (1,092,559)
  Gain on sale of equity interest in SHPS ........                 --          84,036,465                  --          84,036,465
  Other ..........................................             97,080             131,654              13,128             132,554
                                                        -------------       -------------       -------------       -------------
    Total other income (expense)..................         (1,438,174)         81,839,828            (863,282)         83,076,460
                                                        -------------       -------------       -------------       -------------

Income before income taxes .......................         22,819,165          89,348,496           6,539,852          78,399,534
Provision for income taxes .......................          8,830,603          27,186,000           2,530,509          22,938,000
                                                        -------------       -------------       -------------       -------------

Net income .......................................      $  13,988,562       $  62,162,496       $   4,009,343       $  55,461,534
                                                        =============       =============       =============       =============

Net income per share
  Basic ..........................................      $        0.33       $        1.47       $        0.10       $        1.32
                                                        =============       =============       =============       =============
  Diluted ........................................      $        0.33       $        1.46       $        0.09       $        1.32
                                                        =============       =============       =============       =============

Weighted average shares outstanding
  Basic ..........................................         41,770,792          42,318,639          42,082,738          42,031,075
  Diluted ........................................         42,960,598          42,522,409          43,096,854          42,098,349

          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                         Accumulated
                                  Common      Common      Additional                       Other
                                  Stock       Stock        Paid-in       Retained      Comprehensive     Treasury
                                  Shares      Amount       Capital       Earnings         Income          Stock           Total
                                ----------  ----------   ------------  ------------    -------------  ------------   -------------

Balance at January 1, 1999      41,451,905  $  414,519   $136,199,748  $ 29,730,975    $ (1,407,760)            --   $ 164,937,482

Issuance of common stock           829,292       8,293      2,886,640            --              --             --       2,894,933

Net income                              --          --             --    13,988,562              --             --      13,988,562
Foreign currency translation
adjustment                              --          --             --            --      (5,139,280)            --      (5,139,280)
                                                                                                                     -------------
Comprehensive income                                                                                                     8,849,282
                                ----------  ----------   ------------  ------------    ------------   ------------   -------------
Balance at June 30, 1999
(unaudited)                     42,281,197     422,812    139,086,388    43,719,537      (6,547,040)            --     176,681,697

Issuance of common stock           453,087       4,531      8,484,679            --              --             --       8,489,210

Tax-effect of non-qualified
exercise of stock options               --          --      7,451,323            --              --             --       7,451,323

Net income                              --          --             --     8,042,466              --             --       8,042,466
Foreign currency translation
adjustment
                                        --          --             --            --         686,845             --         686,845
                                                                                                                     -------------
Comprehensive income                                                                                                     8,729,311
                                ----------  ----------   ------------  ------------    ------------   ------------   -------------

Balance at December 31, 1999    42,734,284     427,343    155,022,390    51,762,003      (5,860,195)            --     201,351,541

Issuance of common stock           301,869       3,019      2,852,895            --              --             --       2,855,914

Purchase of treasury stock              --          --             --            --              --   $(16,198,940)    (16,198,940)

Net income                              --          --             --    62,162,496              --             --      62,162,496
Foreign currency translation
adjustment                              --          --             --            --      (7,894,565)            --      (7,894,565)
                                                                                                                     -------------
Comprehensive income                                                                                                    54,267,931
                                ----------  ----------   ------------  ------------    ------------   ------------   -------------
Balance at June 30, 2000        43,036,153  $  430,362   $157,875,285  $113,924,499    $(13,754,760)  $(16,198,940)  $ 242,276,446
(unaudited)                     ==========  ==========   ============  ============    ============   ============   =============

          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                   (Unaudited)

                                                                                              1999                    2000
                                                                                          ------------           -------------

Cash flows from operating activities
  Net income ...................................................................          $ 13,988,562           $  62,162,496
  Depreciation and amortization ................................................            16,388,254              19,852,667
  Deferred income taxes ........................................................            (1,589,808)                124,919
  Gain on sale of equity interest in SHPS, Incorporated ........................                    --             (84,036,465)
  Changes in assets and liabilities
   Receivables .................................................................             2,192,779             (23,010,611)
   Prepaid expenses and other current assets ...................................            (2,730,341)             (2,901,606)
   Deferred charges and other assets ...........................................               748,544                (199,916)
   Accounts payable ............................................................            (5,920,941)             (5,723,754)
   Income taxes payable ........................................................             1,893,106              21,295,969
   Accrued employee compensation and benefits ..................................             2,966,286               6,857,227
   Customer deposits, net of restricted cash ...................................            (2,277,051)              2,652,610
   Other accrued expenses and current liabilities ..............................              (886,283)              1,444,809
   Restructuring and other charges reserve .....................................                    --               7,985,061
   Deferred revenue ............................................................             4,457,712              24,800,532
   Other long-term liabilities .................................................              (805,407)             (1,385,301)
                                                                                          ------------           -------------
    Net cash provided by operating activities ..................................            28,425,412              29,918,637
                                                                                          ------------           -------------

Cash flows from investing activities
  Capital expenditures .........................................................           (30,949,736)            (34,054,827)
  Proceeds from sale of equity interest in SHPS Incorporated ...................                    --             159,775,966
  Purchase of marketable securities ............................................              (297,599)                     --
                                                                                          ------------           -------------
     Net cash provided by (used for) investing activities .......................          (31,247,335)            125,721,139
                                                                                          ------------           -------------

Cash flows from financing activities
  Paydowns under revolving line of credit agreements ...........................           (40,000,000)           (140,500,000)
  Borrowings under revolving line of credit agreements .........................            40,000,000              68,235,436
  Payments of long-term debt ...................................................            (3,197,672)             (1,087,840)
  Borrowings under long-term debt ..............................................                    --                 387,202
  Proceeds from issuance of stock ..............................................             2,894,933               2,855,914
  Proceeds from grants .........................................................             4,198,335               4,020,000
  Purchases of treasury stock ..................................................                    --             (16,198,940)
                                                                                          ------------           -------------
    Net cash provided by (used for) financing activities .......................             3,895,596             (82,288,228)
                                                                                          ------------           -------------

Adjustments for foreign currency translation ...................................            (5,139,280)             (7,894,565)
                                                                                          ------------           -------------

Net increase (decrease) in cash and cash equivalents ...........................            (4,065,607)             65,456,983
Cash and cash equivalents - beginning ..........................................            36,348,863              31,001,354
                                                                                          ------------           -------------
Cash and cash equivalents - ending .............................................          $ 32,283,256           $  96,458,337
                                                                                          ============           =============

          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000
                                   (Unaudited)

Sykes Enterprises, Incorporated and consolidated subsidiaries ("Sykes" or the "Company") provides vertically integrated technology-based business solutions and services. Sykes' Business Solutions group provides professional services in e-Commerce, globalization and Customer Relationship Management (CRM) with a focus on business strategy development, solution implementation, web design, development and education, localization and program management. Sykes' Business Services group provides value-added customer support outsourcing including technical support, customer service, distribution and fulfillment. These services are delivered through multiple communication channels encompassing web, e-mail and telephony support. Sykes' Solutions and Services combination offers clients value-added end-to-end solutions. The Company's services are provided to customers on a worldwide basis throughout a wide variety of industries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 1999 included in the Company's Form 10-K for the year ended December 31, 1999 as filed with the United States Securities and Exchange Commission ("SEC") on March 29, 2000.

NOTE 1 - ACQUISITIONS AND DISPOSITIONS

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

On August 31, 1999, the Company acquired all of the common stock of Acer Servicios de Informacion Sociedad Anonima ("AIS") of Heredia, Costa Rica for $6.0 million in cash. AIS operated an information technology call center that provided technical support and services to customers in North America and Central America. The transaction was accounted for under the purchase method of accounting with resulting goodwill being amortized over a ten-year life. Pro forma information is not presented as the operating results of AIS are not material to the Company's consolidated operations.

On October 12, 1999, the Company acquired the AnswerExpress Support Suite for $2.5 million in cash. The transaction was accounted for under the purchase method of accounting with resulting goodwill being amortized over a ten-year life. Pro forma information is not presented as the operating results of AnswerExpress are not material to the Company's consolidated operations.

On June 30, 2000, the Company sold 93.5% of its ownership interest in SHPS, Incorporated ("SHPS") for approximately $165.5 million cash. The cash proceeds reflected in the Statement of Cash Flows for the six months ended June 30, 2000 is net of approximately $0.7 million used to retire other debt and approximately $5.0 million of cash recorded on SHPS' balance sheet on the date of sale. The sale of SHPS resulted in a gain for financial accounting purposes of approximately $84.0 million ($59.9 million net of taxes). The Consolidated Statements of Income for both the six and three months ended June 30, 2000 include the results of SHPS through June 30, 2000, its disposition date. SHPS generated revenue and net income exclusive of compensation expense associated with the exercise of options during 2000, of $35.7 million and $0.2 million for the six months ended June 30, 2000 compared to $35.5 million and $1.2 million for the six months ended June 30, 1999 and $17.6 million and $0.2 million for the

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000
                                   (Unaudited)

NOTE 1 - ACQUISITIONS AND DISPOSITIONS (continued)

three months ended June 30, 2000 compared to $17.9 million and $0.2 million for the three months ended June 30, 1999

NOTE 2 - CREDIT FACILITY

On May 2, 2000, the Company amended and restated its existing syndicated credit facility with a syndicate of lenders (the "Amended Credit Facility"). Pursuant to the terms of the Amended Credit Facility, the amount of the Company's revolving credit facility was maintained at $150.0 million. The $150.0 million Amended Credit Facility includes a $10.0 million swingline loan to be used for working capital purposes. In addition, the Company amended and restated its $15.0 million multi-currency credit facility that provides for multi-currency lending. Borrowings under the Amended Credit Facility bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to .25% or (b) a Eurodollar rate plus an applicable margin of up to 1.75 %. Borrowings under the $10.0 million swingline loan bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to .25% or (b) a Quoted Rate for swingline loans. Borrowings under the $15.0 million multi-currency facility bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to .25% or (b) a quoted Euro rate for swingline loans. The Company paid aggregate financing fees of approximately $0.3 million, which have been deferred and are being amortized over the term of the Amended Credit Agreement. In addition, a commitment fee up to .375% will be charged on the unused portion of the Amended Credit Facility on a quarterly basis. The Amended Credit Facility matures on February 28, 2003, and the multi-currency facility matures on February 28, 2002.

Borrowings under the Amended Credit Facility are guaranteed by certain of the Company's subsidiaries as evidenced by a pledge of 66% of the respective subsidiary's common stock. Under the terms of the Amended Credit Facility, the Company is required to maintain certain financial ratios and other financial and non-financial conditions. The Amended Credit Facility prohibits, without the consent of the syndicated lenders, the Company from incurring additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

As of August 1, 2000, the Company is aware of 14 purported class action lawsuits that have been filed against Sykes and certain of its officers alleging violations of federal securities laws. All of the actions were filed in the United States District court for the Middle District of Florida, and all of the actions have been consolidated into one action. The plaintiffs of these lawsuits purport to assert claims on behalf of a class of purchasers of Sykes common stock during part of 1999 and through February 4, 2000. The actions claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Among other things, the actions allege that during 1999 and 2000, the Company and certain of its officers made materially false statements concerning the Company's financial condition and its future prospects. The complaints also claim that certain of the Company's quarterly financial statements during 1999 were not prepared in accordance with generally accepted accounting principles. The actions seek compensatory and other damages, and costs and expenses associated with the litigation.

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

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000
                                   (Unaudited)

NOTE 3 - COMMITMENTS AND CONTINGENCIES (continued)

The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company's future financial position.

During January 2000, the Company became contingently liable for a letter of credit in the amount of $30.0 million, which guarantees performance of a contractual obligation.

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Sykes presents data in the Consolidated Statements of Changes in Shareholders' Equity in accordance with Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Total comprehensive income
(loss) was approximately $8.8 million and $54.3 million for the six months ended June 30, 1999 and 2000, respectively, and ($0.4) million and $51.5 million for the three months ended June 30, 1999 and 2000, respectively. The components of other unaudited comprehensive income for the six months ended June 30, 2000 are as follows:

                                                                Accumulated
                                                                   Other
                                                               Comprehensive
                                                                   Income
                                                               -------------

         Balance at December 31, 1999 .....................     $ (5,860,195)
         Foreign currency translation adjustment ..........       (7,894,565)
                                                                ------------

         Balance at June 30, 2000 (unaudited) .............     $(13,754,760)
                                                                ============

Earnings associated with the Company's investment in its foreign subsidiaries are considered permanently invested and no provision for United States federal and state income taxes on those earnings or translation adjustments has been provided.

NOTE 5 - RESTRUCTURING AND OTHER CHARGES

During June 2000, management committed to and commenced implementation of a restructuring plan (the "Restructuring Plan") which was designed to reduce costs and improve operating efficiencies. The significant activities included in the Restructuring Plan include (1) consolidation of certain of the Company's distribution and fulfillment operations, (2) consolidation of certain of the Company's professional staffing and consulting operations, (3) elimination of redundant property, leasehold improvements and equipment, and (4) lease termination costs associated with vacated properties and equipment. Associated with the Restructuring Plan, a charge of approximately $9.6 million ($6.9 million after tax) has been recorded in the second quarter of 2000. The Company plans to reduce the number of employees by 130, of which 115 were associated with the Company's distribution and fulfillment operations and 15 were associated with the professional staffing and consulting operations. The consolidation of certain of distribution and fulfillment sites and certain professional consulting offices began during June 2000 and is expected to be completed by June 1, 2001.

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000
                                   (Unaudited)

NOTE 5 - RESTRUCTURING AND OTHER CHARGES (continued)

The major components of the restructuring and other charges recorded in the quarter ended June 30, 2000 as originally estimated are as follows:

         DESCRIPTION
         -----------
         Severance and related costs.........................      $1,110,000
         Lease termination costs.............................       3,564,000
         Write-down of property and equipment................       2,530,000
         Write-down of intangible assets.....................       1,185,000
         Other...............................................       1,251,000
                                                                   ----------
                                                                   $9,640,000
                                                                   ==========

NOTE 6 - EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options using the treasury stock method.

The numbers of shares used in the earnings per share computation are as follows:

                                                                            SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                                       --------------------------      --------------------------
                                                                        JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                                          1999            2000            1999            2000
                                                                       ----------      ----------      ----------      ----------
Basic:
   Weighted average common shares outstanding ...................      41,770,792      42,318,639      42,082,738      42,031,075
                                                                       ----------      ----------      ----------      ----------

        Total weighted average basic shares outstanding .........      41,770,792      42,318,639      42,082,738      42,031,075

Diluted:
   Dilutive effect of stock options .............................       1,189,806         203,770       1,014,116          67,274
                                                                       ----------      ----------      ----------      ----------
        Total weighted average diluted shares  outstanding.......      42,960,598      42,522,409      43,096,854      42,098,349
                                                                       ==========      ==========      ==========      ==========

                         SYKES ENTERPRISES, INCORPORATED


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Sykes Enterprises, Incorporated (the "Company") December 31, 1999, Consolidated Financial Statements, including the notes thereto. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Words such as "may", "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe the Company's future plans, objectives, or goals also are forward-looking statements. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis.

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to, customer resistance to Sykes' standardized contract for future bundled service offerings; variations in the term and the elements of services offered under Sykes' standardized contract for future bundled service offerings; changes in applicable accounting principles; difficulties or delays in implementing Sykes' bundled service offerings; failure to achieve sales, marketing, and other objectives of Sykes' strategic alliance; construction delays of new call centers; difficulties in managing growth; rapid technological change; loss of significant customers; risks inherent in conducting business abroad; currency fluctuations; changes in legislation; fluctuations in business conditions and the economy; Sykes' ability to attract and retain key management personnel; the marketplace's continued receptivity to Sykes' bundled service offering; Sykes' ability to continue the growth of its support service revenues through additional technical support centers; Sykes' ability to further penetrate into vertically integrated markets; Sykes' ability to expand its global presence through strategic alliances and selective acquisitions; Sykes' ability to expand its e-commerce service platform revenues; Sykes' ability to continue to establish a competitive advantage through sophisticated technological capabilities; Sykes' ability to complete its restructuring plan; and the risk factors listed from time to time in Sykes' registration statements and reports as filed with the Securities Exchange Commission. All forward-looking statements are made as of the date hereof, and Sykes undertakes no obligation to update any such forward-looking statements.

RESULTS OF OPERATIONS

On June 13, 2000, the Company announced its initiatives to strategically focus its operations into two business units entitled Business Solutions and Business Services. Sykes' Business Solutions group which represents approximately 10% of the Company's consolidated revenue, provides professional services in e-commerce, globalization and Customer Relationship Management (CRM) with a focus on business strategy development, solution implementation, web design, development and education, localization and program management. Sykes' Business Services group represents approximately 90% of the Company's consolidated revenue and is comprised of the Company's core competencies of technical and customer support, distribution and fulfillment. These services are delivered through multiple communication channels encompassing web, e-mail and telephony support. The revenue comparisons below reflect the Company's strategic focus on its operations as Business Solutions and Business Services.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

For the six months ended June 30, 2000, the Company recorded consolidated revenues of $318.1 million, an increase of $47.6 million or 17.6%, from the $270.5 million of consolidated revenues for the comparable period during 1999. Exclusive of SHPS (in which 93.5% of the Company's ownerships interest was sold on June 30, 2000), revenues increased $47.2 million or 20.1% to $282.4 million for the six months ended June 30, 2000 from $235.2 million for the comparable period during 1999. This growth in revenue was the result of a $46.4 million or 19.1% increase in Business Services' revenues ($46.0 million or 22.1% exclusive of SHPS) and an increase of $1.2 million or 4.5% from Business Solutions' revenues.

                         SYKES ENTERPRISES, INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999 (CONTINUED)

The increase in Business Services' revenues for the six months ended June 30, 2000 was primarily attributable to an increase in the number of technical and customer support centers providing services throughout the period, and the resultant increase in e-mail requests and telephony call volumes from clients, the licensing of the Company's diagnostic software, partially offset by a decrease from distribution and fulfillment services revenues. The new technical support centers were required as a result of continued growth of technical and customer support services from both e-commerce and telephony support services. Subsequent to the second quarter of 1999, the Company opened four domestic and four international technical support centers, and significantly expanded an additional four international centers. During the six months ended June 30, 2000, the Company recognized $4.7 million of revenue associated with the licensing of the Company's AnswerTeam(TM) diagnostic software, of which $3.5 million relates to a one-year licensing agreement that was completed during the six months ended June 30, 2000, and $1.2 million relates to the pro rata recognition of revenue associated with a licensing agreement completed during 1999. The decrease in distribution and fulfillment services revenue for the six months ended June 30, 2000 was primarily attributable to a client's decision to discontinue its operations within North America. The increase in Business Solutions' revenues was attributable to a focus on professional e-commerce services, including web design, development and program management, an increase in the average bill rate charged for consulting services, an increase in language translation and localization services, partially offset by a $1.9 million reduction in revenue associated with the sale of the Company's Manufacturing and Distribution operations during the second quarter of 1999.

Direct salaries and related costs increased $28.6 million or 16.6% to $200.8 million for the six months ended June 30, 2000, from $172.2 million in 1999. As a percentage of revenues, direct salaries and related costs decreased to 63.1% in 2000 from 63.7% for the comparable period in 1999. The increase in the dollar amount was primarily attributable to a $36.1 million increase in salaries and benefits to support revenue growth and associated training costs, partially offset by a $7.3 million decrease in direct material costs associated with distribution and fulfillment services. In addition, during the six months ended June 30, 1999, the Company capitalized $0.6 million of costs related to internally developed software with no additional costs capitalized during the six months ended June 30, 2000. Exclusive of SHPS, direct salaries and related costs increased $24.6 million or 16.1% to $177.6 million or 62.9% of revenue. The decrease in direct salaries and related costs as a percentage of revenue resulted from economies of scale associated with spreading costs over a larger revenue base.

General and administrative expenses increased $18.3 million or 24.7% to $92.3 million for the six months ended June 30, 2000, from $74.0 million in 1999. As a percentage of revenues, general and administrative expenses increased to 29.0% in 2000 from 27.4% for the comparable period in 1999. The increase in both the dollar amount and percentage of revenue of general and administrative expenses was primarily attributable to a $6.9 million increase in salaries and benefits to support the Company's organic growth, a $3.7 million increase in depreciation expenses associated with facility and capital equipment expenditures incurred in connection with the integration and expansion of the Company's technical and customer support services, a $2.0 million increase in telecom costs and a $6.6 million increase of other costs. Grants received in excess of property and equipment costs are recognized as a reduction of general and administrative expenses which were $0.9 million higher during the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Exclusive of SHPS, general and administrative expenses increased $21.0 million or 34.6% to $81.5 million, or 28.9% of revenue.

Compensation expense associated with the exercise of options was $7.8 million for the six months ended June 30, 2000. This charge related to payments made to certain SHPS' option holders as part of the Company's sale of a 93.5% ownership interest in SHPS that occurred on June 30, 2000.

The Company recorded restructuring and other charges of $9.6 million during the six months ended June 30, 2000. These charges were associated with (1) the consolidation of certain of the Company's distribution and fulfillment operations; (2) the consolidation of certain of the Company's professional services locations; (3) elimination of

                         SYKES ENTERPRISES, INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999 (CONTINUED)

redundant property, leasehold improvements and equipment; and (4) lease termination costs associated with vacated properties and transportation equipment.

Interest and other expense was $2.2 million during the six months ended June 30, 2000, compared to $1.4 million during the comparable 1999 period. The increase in interest and other expense for the six-month period was attributable to an overall increase in interest rates and to an increase in the Company's average outstanding debt position. The Company's average interest rate for the six months ended June 30, 2000 was 7.7% compared to 6.5% for the comparable period of 1999, resulting in an increase of interest expense of $0.5 million. The Company's average debt balance for the six months ended June 30, 2000, was $83.7 million compared to $76.7 million for the six months ended June 30, 1999. The increase in the average debt balance is principally due to capital expenditures and the Company's repurchase of 1.0 million shares of its common stock during the first quarter of 2000 that is being held as treasury shares.

On June 30, 2000, the Company sold 93.5% of its ownership interest in SHPS for $165.5 million cash. The sale of SHPS resulted in a gain for financial accounting purposes of $84.0 million ($59.9 million net of taxes).

The provision for income taxes increased $18.4 million to $27.2 million for the six months ended June 30, 2000 from $8.8 million for the comparable period in 1999. The increase in the provision for income taxes was primarily attributable to the gain associated with the sale of SHPS, partially offset by the compensation expense associated with the exercise of options and the restructuring and other charges that were incurred during the six months ended June 30, 2000. The Company's effective tax rate exclusive of the gain and one-time charges was 38.8% for the six months ended June 30, 2000 compared to 38.7% for the comparable 1999 period.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999 For the three months ended June 30, 2000, the Company recorded consolidated revenues of $156.8 million, an increase of $22.7 million or 16.9%, from the $134.1 million of consolidated revenues for the comparable period during 1999. Exclusive of SHPS, revenues increased $23.0 million or 19.7% to $139.2 million for the three months ended June 30, 2000, from $116.3 million for the comparable period during 1999. This growth in revenue was the result of a $20.5 million or 16.9% increase in Business Services' revenues ($20.7 million or 20.0% exclusive of SHPS) and an increase of $2.2 million or 17.5% from Business Solutions' revenues.

The increase in Business Services' revenues for the three months ended June 30, 2000 was primarily attributable to an increase in the number of technical and customer support centers providing services throughout the period and the resultant increase in e-mail requests and telephony call volumes from clients, the licensing of the Company's diagnostic software, partially offset by a decrease from distribution and fulfillment services revenues. The new technical and customer support centers were required as a result of continued growth of technical and customer support services from both e-commerce and traditional telephony support services. Subsequent to the first six months of 1999, the Company opened four domestic and four international technical and customer support centers, and significantly expanded an additional four international centers. During the three months ended June 30, 2000, the Company recognized $4.7 million of revenue associated with the licensing of the Company's AnswerTeam(TM) diagnostic software, of which $3.5 million relates to a one-year licensing agreement that was completed during the three months ended June 30, 2000, and $1.2 million relates to the pro rata recognition of revenue associated with a licensing agreement completed during 1999. The decrease in distribution and fulfillment services revenue for the three months ended June 30, 2000 was primarily attributable to a client's decision to discontinue its operations within North America.

The increase in Business Solutions' revenues for the three months ended June 30, 2000, was attributable to a focus on professional e-commerce services, including web design, development and program management, an increase in the average bill rate charged for consulting services, and an increase in language translation and localization services. The increase in Business Solutions' revenue for the three months ended June 30, 2000 is partially offset by

                         SYKES ENTERPRISES, INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999 (CONTINUED)

a $0.7 million reduction in revenue associated with the sale of the Company's Manufacturing and Distribution operation during the second quarter of 1999.

Direct salaries and related costs increased $9.7 million or 10.9% to $98.6 million for the three months ended June 30, 2000, from $88.9 million in 1999. As a percentage of revenues, direct salaries and related costs decreased to 62.9% in 2000 from 66.3% for the comparable period in 1999. The increase in the dollar amount was primarily attributable to a $15.5 million increase in salaries and benefits to support revenue growth and associated training costs, partially offset by a $5.7 million decrease in direct material costs associated with distribution and fulfillment services. Exclusive of SHPS, direct salaries and related costs increased $8.8 million or 11.2% to $87.3 million or 62.7% of revenue. The decrease as a percentage of revenue resulted from economies of scale associated with spreading costs over a larger revenue base.

General and administrative expenses increased $7.6 million or 20.1% to $45.4 million for the three months ended June 30, 2000, from $37.8 million in 1999. As a percentage of revenues, general and administrative expenses increased to 28.9% in 2000 from 28.2% for the comparable period in 1999. The increase in the dollar amount of general and administrative expenses was primarily attributable to a $2.3 million increase in salaries and benefits to support the Company's organic growth, a $2.6 million increase in depreciation expenses associated with facility and capital equipment expenditures incurred in connection with the integration and expansion of the Company's technical and customer support a $1.1 million increase in telecom costs and a $2.5 million increase of other costs. Grants received in excess of property and equipment costs are recognized as a reduction of general and administrative expenses which were $0.9 million higher during the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Exclusive of SHPS, general and administrative expenses increased $8.2 million or 25.5% to $40.2 million, or 28.8% of revenue.

Compensation expense associated with the exercise of options was $7.8 million for the three months ended June 30, 2000. This charge related to payments made to certain SHPS' option holders as part of the Company's sale of a 93.5% ownership interest in SHPS that occurred on June 30, 2000.

The Company recorded restructuring and other charges of $9.6 million during the three months ended June 30, 2000. These charges were associated with (1) the consolidation of certain of the Company's distribution and fulfillment operations; (2) the consolidation of certain of the Company's professional services locations; (3) elimination of redundant property, leasehold improvements and equipment; and (4) lease termination costs associated with vacated properties and transportation equipment.

Interest and other expense was $1.0 million during the three months ended June 30, 2000, compared to $0.9 million during the comparable 1999 period. The increase in interest and other expense for the three-month period was attributable to an increase in interest rates and to an increase in the Company's average outstanding debt position. The Company's average interest rate for the second quarter of 2000 was 7.6% compared to 6.6% for the comparable period of 1999, resulting in an increase of interest expense of $0.2 million. The Company's average debt balance for the second quarter of 2000 was $90.3 million compared to $78.0 million for the second quarter of 1999. The increase in the average debt balance is principally due to capital expenditures and the Company's repurchase of 1.0 million shares of its common stock during the first quarter that is being held as treasury shares.

On June 30, 2000, the Company sold 93.5% of its ownership interest in SHPS for $165.5 million cash. The sale of SHPS resulted in a gain for financial accounting purposes of $84.0 million ($59.9 million net of taxes).

The provision for income taxes increased $20.4 million to $22.9 million for the three months ended June 30, 2000 from $2.5 million for the comparable period in 1999. The increase in the provision for income taxes was primarily attributable to the gain associated with the sale of SHPS, partially offset by the compensation expense associated with the exercise of options and the restructuring and other charges that were incurred during the three months ended June 30, 2000. The Company's effective tax rate exclusive of the gain and one-time charges was 38.8% for the three months ended June 30, 2000 compared to 38.7% for the comparable 1999 period.

                         SYKES ENTERPRISES, INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flows from operations and available borrowings under its credit facilities. The Company has utilized its capital resources to make capital expenditures associated primarily with its technical and customer support services, invest in technology applications and tools to further develop the Company's service offerings, repurchase its shares in the open market and for working capital and other general corporate purposes. In addition, the Company intends to use its future sources of liquidity for the aforementioned items and for possible acquisitions.

During the six-month period ended June 30, 2000, the Company generated approximately $29.9 million in cash from operations. The Company utilized these funds and a portion of the cash generated from the sale of 93.5% of its interest in SHPS to fund repayments under its credit facility, to fund the purchase of $16.2 million of common stock being held in treasury and $34.1 million of capital expenditures. The purchase of the shares of the Company's common stock was in connection with a stock repurchase program announced in February 2000. During July 2000, the Company announced an additional stock repurchase program for up to two million shares. The capital expenditures were predominately the result of the Company's enhancement of its initiatives including the integration and expansion of the Company's technical and customer support centers.

On May 2, 2000, the Company amended and restated its existing syndicated credit facility with a syndicate of lenders (the "Amended Credit Facility"). Pursuant to the terms of the Amended Credit Facility, the amount of the Company's revolving credit facility was maintained at $150.0 million. The $150.0 million Amended Credit Facility includes a $10.0 million swingline loan to be used for working capital purposes. In addition, the Company amended and restated its $15.0 million multi-currency credit facility that provides for multi-currency lending. Borrowings under the Amended Credit Facility bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to .25% or (b) a Eurodollar rate plus an applicable margin of up to 1.75 %. Borrowings under the $10.0 million swingline loan bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to .25% or (b) a Quoted Rate for swingline loans. Borrowings under the $15.0 million multi-currency facility bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to .25% or (b) a quoted Euro rate for swingline loans. The Company paid aggregate financing fees of approximately $0.3 million, which have been deferred and are being amortized over the term of the Amended Credit Agreement. In addition, a commitment fee up to .375% will be charged on the unused portion of the Amended Credit Facility on a quarterly basis. The Amended Credit Facility matures on February 28, 2003, and the multi-currency facility matures on February 28, 2002. At June 30, 2000, the Company had $164.8 million of availability under its credit facilities.

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

The Company's exposure to interest rate risk results from its variable rate debt outstanding under its credit facilities. At June 30, 2000, the Company had $10.2 million in debt outstanding at variable interest rates, which is generally equal to the Eurodollar rate plus an applicable margin. Based on the Company's level of variable rate debt during the first six months of 2000, a one-point increase in the weighted average interest rate would increase the Company's annual interest expense by approximately $0.9 million. Under its current policy, the Company does not use derivative instruments to manage its exposure to changes in interest rates.

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

FLUCTUATIONS IN QUARTERLY RESULTS

For the year ended December 31, 1999, quarterly revenues as a percentage of total annual revenues were approximately 24%, 23%, 25% and 28%, respectively, for the first through fourth quarters of the year. The Company has experienced and anticipates that in the future it will continue to experience variations in quarterly revenues. The variations are due to the timing of new contracts and renewal of existing contracts, the timing of expenses incurred to support new business, the timing and frequency of client spending for e-commerce and e-business activities, non-U.S. currency fluctuations, and the seasonal pattern of technical and customer support, and distribution and fulfillment services.

                         SYKES ENTERPRISES, INCORPORATED

                                   FORM 10-Q

                      For the Quarter Ended June 30, 2000



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

As of August 1, 2000, the Company is aware of 14 purported class action lawsuits that have been filed against Sykes and certain of its executive officers alleging violations of federal securities law. All of the actions were filed in the United States District court for the Middle District of Florida, and all of the actions have been consolidated into one action. Although the Company intends to defend this lawsuit vigorously, the Company cannot predict the outcome of this lawsuit or the impact that this lawsuit or any other suits, claims, or investigations relating to the same subject matter may have on the Company's liquidity or financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 - OTHER INFORMATION

         None

                         SYKES ENTERPRISES, INCORPORATED
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The following documents are filed as an exhibit to this Report:

         10.24 Amended and Restated Credit Agreement among Sykes Enterprises, Incorporated and Bank of America, NA, dated May 2, 2000

         10.25 Termination of Aircraft Lease Agreement between JHS Leasing of Tampa, Inc. as lessor and Sykes Enterprises, Incorporated as lessee dated June 30, 2000

         27.1     Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K

         The Registrant filed a Form 8-K, dated June 30, 2000, on July 17, 2000, reporting under Item 2 and Item 7 the sale of a 93.5% ownership interest in SHPS, Incorporated.

                         SYKES ENTERPRISES, INCORPORATED
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  SYKES ENTERPRISES, INCORPORATED
                                  (Registrant)



Date: August 14, 2000             By:  /s/ W. Michael Kipphut
-------------------------         -------------------------------------------
                                  W. Michael Kipphut
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                         SYKES ENTERPRISES, INCORPORATED
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000


                                  EXHIBIT INDEX

         Exhibit                                                          Page
          Number                                                         Number
         -------                                                         ------

          10.24    Amended and Restated Credit Agreement among Sykes       20
                   Enterprises, Incorporated and Bank of America, NA,
                   dated as of May 2, 2000

          10.25    Termination of Aircraft Lease Agreement between JHS     87
                   Leasing of Tampa, Inc. as lessor and Sykes
                   Enterprises, Incorporated as lessee dated June 30,
                   2000

           27.1    Financial Data Schedule (for SEC use only)              89