Form 10-Q/A
period 2000-06-30
SYKES ENTERPRISES INC
filed 2000-08-15
CIK 1010612

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

                                 Page 1 of 22
                     The Exhibit Index Appears on Page 19

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                         SYKES ENTERPRISES, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,             JUNE 30,
                                                                                              1999                   2000
                                                                                          ------------           ------------
                                                                                                                  (Unaudited)

ASSETS
Current assets
  Cash and cash equivalents ....................................................          $ 31,001,354           $ 96,458,337
  Restricted cash ..............................................................            15,108,523                     --
  Receivables ..................................................................           131,903,360            141,668,040
  Prepaid expenses and other current assets ....................................            15,252,307             16,694,254
                                                                                          ------------           ------------

    Total current assets .......................................................           193,265,544            254,820,631

Property and equipment, net ....................................................           134,755,878            144,035,025
Marketable securities ..........................................................               199,875                199,875
Intangible assets, net .........................................................            76,830,977             14,492,748
Deferred charges and other assets ..............................................            22,533,880             23,666,652
                                                                                          ------------           ------------
                                                                                          $427,586,154           $437,214,931
                                                                                          ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current installments of long-term debt .......................................          $  3,236,451           $    165,475
  Accounts payable .............................................................            39,494,955             41,245,724
  Income taxes payable .........................................................             2,804,155             21,850,784
  Accrued employee compensation and benefits ...................................            24,205,591             27,859,257
  Customer deposits ............................................................            11,820,739                     --
  Other accrued expenses and current liabilities ...............................            17,159,191             17,715,069
                                                                                          ------------           ------------

    Total current liabilities ..................................................            98,721,082            108,836,309

Long-term debt .................................................................            80,052,717             10,158,491
Deferred grants ................................................................            21,198,709             24,890,910
Deferred revenue ...............................................................            24,861,639             49,328,384
Other long-term liabilities ....................................................             1,400,466              1,724,391
                                                                                          ------------           ------------

    Total liabilities ..........................................................           226,234,613            194,938,485
                                                                                          ------------           ------------
Commitments and contingencies

Shareholders' equity
  Preferred stock, $0.01 par value, 10,000,000 shares
    authorized; no shares issued and outstanding ...............................                    --                     --
  Common stock, $0.01 par value, 200,000,000 shares authorized;
    42,734,284 and 43,036,153 issued ...........................................               427,343                430,362
  Additional paid-in capital ...................................................           155,022,390            157,875,285
  Retained earnings ............................................................            51,762,003            113,924,499
  Accumulated other comprehensive income .......................................            (5,860,195)           (13,754,760)
                                                                                          ------------           ------------
                                                                                           201,351,541            258,475,386
  Treasury stock at cost; 1,000,000 shares (none in 1999) .....................                    --            (16,198,940)
                                                                                          ------------           ------------
    Total shareholders' equity .................................................           201,351,541            242,276,446
                                                                                          ------------           ------------
                                                                                          $427,586,154           $437,214,931
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

This form 10-Q/A is being filed to correct a printer error involving a transposition of two column amounts on the Additional Paid-in Capital line item within the Consolidated Balance Sheets.

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

On May 2, 2000, the Company amended and restated its existing syndicated credit facility with a syndicate of lenders (the "Amended Credit Facility"). Pursuant to the terms of the Amended Credit Facility, the amount of the Company's revolving credit facility was maintained at $150.0 million. The $150.0 million Amended Credit Facility includes a $10.0 million swingline loan to be used for working capital purposes. In addition, the Company amended and restated its $15.0 million multi-currency credit facility that provides for multi-currency lending. Borrowings under the Amended Credit Facility bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to .25% or (b) a Eurodollar rate plus an applicable margin of up to 1.75 %. Borrowings under the $10.0 million swingline loan bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to .25% or (b) a Quoted Rate for swingline loans. Borrowings under the $15.0 million multi-currency facility bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to .25% or (b) a quoted Euro rate for swingline loans. The Company paid aggregate financing fees of approximately $0.3 million, which have been deferred and are being amortized over the term of the Amended Credit Agreement. In addition, a commitment fee up to .375% will be charged on the unused portion of the Amended Credit Facility on a quarterly basis. The Amended Credit Facility matures on February 28, 2003, and the multi-currency facility matures on February 28, 2002. At June 30, 2000, the Company had $154.8 million of availability under its credit facilities.

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

                         SYKES ENTERPRISES, INCORPORATED
                                  FORM 10-Q/A
                      FOR THE QUARTER ENDED JUNE 30, 2000



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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 - OTHER INFORMATION

         None

                        SYKES ENTERPRISES, INCORPORATED
                                  FORM 10-Q/A
                      FOR THE QUARTER ENDED JUNE 30, 2000


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The following documents are filed as an exhibit to this Report:

         10.24 Amended and Restated Credit Agreement among Sykes Enterprises, Incorporated and Bank of America, NA, dated May 2, 2000. (1)

         10.25 Termination of Aircraft Lease Agreement between JHS Leasing of Tampa, Inc. as lessor and Sykes Enterprises, Incorporated as lessee dated June 30, 2000. (2)

         27.1     Financial Data Schedule (for SEC use only).

                  (1) Filed as an Exhibit to the Registrant's Form 10-Q dated June 30, 2000, on August 14, 2000, and incorporated herein by reference.

                  (2) Replaces Exhibit 10.25 to the Registrant's Form 10-Q dated June 30, 2000 as filed on August 14, 2000.


(b)      Reports on Form 8-K

         The Registrant filed a Form 8-K, dated June 30, 2000, on July 17, 2000, reporting under Item 2 and Item 7 the sale of a 93.5% ownership interest in SHPS, Incorporated.

                        SYKES ENTERPRISES, INCORPORATED
                                  FORM 10-Q/A
                      FOR THE QUARTER ENDED JUNE 30, 2000

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  SYKES ENTERPRISES, INCORPORATED
                                  (Registrant)



Date: August 15, 2000             By:  /s/ W. Michael Kipphut
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