Form 10-K/A
period 1999-12-31
SYKES ENTERPRISES INC
filed 2000-11-20
CIK 1010612

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A


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


                              Title of Each Class
                              -------------------
                       Voting Common Stock $.01 Par Value


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [x]


         As of March 21, 2000, there were 42,074,008 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price reported on the Nasdaq National Market as of March 21, 2000 was $410,939,912.

                      DOCUMENTS INCORPORATED BY REFERENCE:


Documents

Portions of the Proxy Statement
  dated April 1, 2000............................    Part III Items 10-13




                               Page 1 of 44 Pages
                          Exhibit Index is on Page 61.

                                EXPLANATORY NOTE

On October 30, 2000, Sykes Enterprises, Incorporated ("Sykes") announced the completion of a comprehensive review of its software revenue recognition accounting practices for all significant software licensing arrangements and service contracts with respect to the years ended December 31, 1998 and 1999, and for the nine months ended September 30, 2000. As a result of that review, Sykes determined that the accounting for eight clients' contracts required revision. Sykes determined that revenue that had been recognized should have been recognized either as payments came due, upon completion of all services required under the arrangements or upon the satisfaction of any contingency. These revisions to revenue reduced recorded revenues by $9.4 million in 1998 and $2.3 million in 1999. Sykes also revised 1999 operating expenses by reducing $2.1 million in related contract costs that it had previously expensed.

Accordingly, Sykes has restated its financial statements for the years ended December 31, 1998 and 1999 as follows (in thousands expect for per share amounts):




                                           1998                              1999
                               ----------------------------      ----------------------------
                               As Reported      As Restated      As Reported      As Restated
                               -----------      -----------      -----------      -----------
Total assets                   $   365,134      $   361,798      $   427,586      $   419,396
Deferred revenue, less
     current portion           $    14,708      $    17,207      $    24,862      $    26,593
Retained earnings              $    29,731      $    23,895      $    51,762      $    45,797
Shareholders' equity           $   164,937      $   159,101      $   201,352      $   195,387

Revenues                       $   469,462      $   460,102      $   575,040      $   572,742
Operating income               $    42,031      $    32,672      $    39,484      $    39,270
Net income                     $     8,278      $     2,442      $    22,031      $    21,902
Net income per share -
     basic                     $      0.20      $      0.06      $      0.52      $      0.52
Net income per share -
     diluted                   $      0.20      $      0.06      $      0.51      $      0.51



This Form 10-K/A includes such restated financial statements and related notes thereto for the years ended December 31, 1998 and 1999, and other information related to such restated financial statements, including revisions to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Except for items 6, 7 and 8 of Part II, Item 14 of Part IV, and
Exhibit 27.1, no other information included in the original report on Form 10-K is amended by this Form 10-K/A.

                        Sykes Enterprises, Incorporated


                           Form 10-K/A Annual Report


                               TABLE OF CONTENTS



                                                                              Page No.

Cautionary Statements of Forward Looking Information

PART I
  Item 1     Business............................................................    1
  Item 2     Properties..........................................................   20
  Item 3     Legal Proceedings...................................................   22
  Item 4     Submission of Matters to a Vote of Security Holders.................   22

PART II
  Item 5     Market for Registrant's Common Equity and
              Related Stockholder Matters........................................   23
  Item 6     Selected Financial Data.............................................   23
  Item 7     Management's Discussion and Analysis of Financial Conditions and
              Results of Operations..............................................   25
  Item 7a    Qualitative and Quantitative Disclosures About Market Risk..........   31
  Item 8     Financial Statements and Supplementary Data.........................   31
  Item 9     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure...........................................   54

PART III
  Item 10    Directors and Executive Officers of the Registrant..................   54
  Item 11    Executive Compensation..............................................   54
  Item 12    Security Ownership of Certain Beneficial
              Owners and Management..............................................   54
  Item 13    Certain Relationships and Related Transactions......................   54

PART IV
  Item 14    Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K............................................   54


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

                                    PART II

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

MARKET SHAREHOLDER DATA

Sykes common stock has been quoted on the NASDAQ National Market under the symbol SYKE since Sykes' initial public offering in April 1996. The following table sets forth, for the periods indicated, certain information as to the high and low sale prices per share of Sykes common stock as quoted on the NASDAQ National Market.


Year ending December 31, 1999:                  High                    Low

First Quarter                                  $32.875                $24.250
Second Quarter                                  34.750                 20.438
Third Quarter                                   33.750                 21.625
Fourth Quarter                                  51.500                 22.750

Year ending December 31, 1998:                  High                    Low

First Quarter                                  $25.250                $17.000
Second Quarter                                  22.500                 17.125
Third Quarter                                   20.750                 12.563
Fourth Quarter                                  30.500                 13.500


Holders of Sykes common stock are entitled to receive dividends out of the funds legally available when and if declared by the Board of Directors. Sykes has not declared or paid any cash dividends on its common stock in the past. Sykes currently anticipates that all of its earnings will be retained for development and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future.

As of March 9, 2000, the last sale price of the registrant's common stock was $20.75 on the NASDAQ National Market, and there were approximately 245 holders of record of the common stock. The Company believes that there are approximately 10,000 beneficial owners of its common stock.


ITEM 6   SELECTED FINANCIAL DATA

Selected Financial Data


         The following selected financial data has been derived from the Company's consolidated financial statements, as restated (see Note 1 to the consolidated financial statements), of Sykes. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's Consolidated Financial Statements and related notes.




                                                  Year Ended        Year Ended       Year Ended        Year Ended       Year Ended
                                                December 31,      December 31,     December 31,      December 31,     December 31,
(In thousands, except per share data)                   1995              1996             1997              1998             1999
                                                                                                       (Restated)       (Restated)
INCOME STATEMENT DATA:
Revenues                                            $197,334          $248,699         $351,593          $460,102         $572,742
Income from operations                                 9,527            21,611           24.392            32,672           39,270
Net income                                             3,531            11,685            7,631             2,442           21,902

PER SHARE DATA:
Basic                                                  $0.09             $0.32            $0.19             $0.06            $0.52
Diluted                                                $0.09             $0.31            $0.18             $0.06            $0.51

PRO FORMA INCOME STATEMENT DATA:
Revenues                                            $197,334          $248,699         $351,593          $460,102         $572,742
Income from operations (1)(2)(3)                       9,527            21,611           36,605            49,019           45,249
Net income  (3)(4)(5)                                  3,531            11,685           23,877            29,988           25,567

PRO FORMA PER SHARE DATA: (1)(2)(3)(4)(5)(6)
Basic                                                  $0.09             $0.32            $0.58             $0.73            $0.61
Diluted                                                $0.09             $0.31            $0.56             $0.71            $0.59


                                                December 31,      December 31,     December 31,      December 31,     December 31,
(In thousands)                                          1995              1996             1997              1998             1999
                                                                                                       (Restated)       (Restated)

BALANCE SHEET DATA:

Working capital                                      $ 8,138          $116,687         $116,661          $ 84,632         $ 93,075
Total assets                                          72,108           238,318          268,197           361,798          419,396
Long-term debt, less current installments              9,584             8,571           35,990            75,448           80,053
Shareholders' equity                                  20,436           147,402          152,560           159,101          195,387


(1) The balance for 1997 is exclusive of approximately $12.2 million of charges associated with the impairment of long-lived assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121 and one-time merger and related charges associated with an acquisition.

(2) The balance for 1998 is exclusive of approximately $0.5 million of expense associated with accrued severance costs, approximately $1.4 million of one-time merger and related charges associated with acquisitions and approximately $14.5 million of acquisition related in-process research and development costs.

(3) The balance for 1999 is exclusive of approximately $6.0 million of charges associated with the impairment of long-lived assets pursuant to SFAS No. 121.


(4) The balance for 1997 is exclusive of approximately $2.8 million of expense associated with acquisition related in-process research and development costs incurred by a joint venture entity, approximately $1.2 million of one-time merger and related charges associated with an acquisition and approximately $12.2 million of one-time charges as identified in Item (1) above.

(5) The balance for 1998 is exclusive of approximately $3.9 million of acquisition related in-process research and development costs incurred by a joint venture entity, approximately $7.3 million of charges associated with the write-down of marketable securities, and approximately $16.4 million of one-time charges as identified in Item
         (2) above.

(6) Adjusted as if an affiliate of the Company included in the consolidated financial statements, which was a S corporation for federal income tax purposes, were subject to income taxes for all periods presented, based on the tax laws in effect during the respective periods.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following should be read in conjunction with the Consolidated Financial Statements, as restated, including the notes thereto. As discussed in the explanatory note at the front of this report, and also in Note 1 to the financial statements included herein, Sykes has restated its financial results for the years ended December 31, 1998 and 1999. The following discussion has been revised to reflect the results of such restatement.


         The following discussion compares the year ended December 31, 1999 ("1999") to the year ended December 31, 1998 ("1998"), and 1998 to the year ended December 31, 1997 ("1997"). The following discussion and analysis and other sections of this report contain forward-looking statements that involve risks and uncertainties. Words such as "may," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe the Company's future plans, objectives, or goals also are forward-looking statements. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis and in the Company's Form 10-K for the year ended December 31, 1999 in Item 1 in the section entitled "Factors Influencing Future Results And Accuracy Of Forward-Looking Statements."

OVERVIEW

         The Company derives its revenue from providing information technology support services, information technology development services and solutions, on-line clinical managed care services, medical protocol products, employee benefit administration and support services, and e-commerce services. Revenue from technical support services provided through the technical support centers are recognized as services are rendered. These services are billed on an amount per e-mail, a fee per call, a rate per minute or on a time and material basis. Information technology development services and solutions, including e-commerce consulting, web-design and maintenance, usually are billed on a time and material basis, generally by the hour, and revenues generally are recognized as the services are provided. Revenues from on-line clinical managed care services are generated on a per participant, per month rate basis. Revenues from medical protocol products are generated from the use of such software products and from support and consulting services. Revenues from employee benefit administration and support services are primarily derived from (i) a recurring monthly fee per eligible employee or participant; (ii) a one-time implementation fee to cover programming costs; (iii) a COBRA administration fee of 2% of the participant's premium, as allowed under COBRA regulations; and (iv) fees for interactive voice response services, optical character recognition services, distribution services and other ancillary services on a per job or per item basis. Revenue is recognized from licenses of the Company's software products and contractually provided rights when the agreement has been executed, the product or right has been delivered or provided, collectibility is probable and the software license fees or rights are fixed and determinable. E-commerce distribution services are generally billed on a per unit basis. Revenues from fixed price contracts, generally with terms of less than one year, are recognized using the percentage-of-completion method. A significant majority of the Company's revenue is derived from non-fixed price contracts. The Company has not experienced material losses due to fixed price contracts and does not anticipate a significant increase in revenue derived from such contracts in the future.

         Direct salaries and related costs include direct personnel compensation, statutory and other benefits associated with such personnel and other direct costs associated with providing services to customers. General and administrative expenses include administrative, sales and marketing, occupancy, depreciation and amortization, and other indirect costs.

         Other expense consists primarily of interest expense, net of interest income and foreign currency transaction gains and losses. Foreign currency transaction gains and losses generally result from exchange rate fluctuations on intercompany transactions. During 1997, the Company entered into a joint venture and the results of this entity are included in the other income (expense) section of the Consolidated Statements of Income for the time period the entity operated as a 50% joint venture. Effective September 1, 1998, the Company acquired the remaining portion of this joint venture.

         Grants from local or state governments for the acquisition of property and equipment are deferred and recognized as income over the corresponding useful lives of the related property and equipment. Deferred property and equipment grants, net of amortization, totaled $15.4 million and $21.2 million at December 31, 1998 and 1999, respectively. Grants received in excess of property and equipment costs are recognized in the year executed, and that amount approximated $1.3 million and $2.5 million for the years ended December 31, 1998 and 1999, respectively (none for 1997).

         The Company's effective tax rate for the periods presented reflects the effects of foreign taxes, net of foreign income not taxed in the United States, nondeductible expenses for income tax purposes and a provision for potential additional income tax liability resulting from an Internal Revenue Service examination currently being conducted. The Company believes its reserves for any liability that may result from this examination are adequate.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in the Company's statements of income:



                                                      YEAR ENDED     YEAR ENDED      YEAR ENDED
                                                     DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                         1997           1998            1999
                                                     ------------   ------------    ------------

PERCENTAGES OF REVENUES:

Revenues                                                100.0%         100.0%          100.0%
Direct salaries and related costs                        62.5           63.0            64.6
General and administrative (1)(2)(3)                     30.6           26.8            28.5
Acquired in-process research
   and development (4)                                     --            3.1              --
                                                        -----          -----           -----
   Income from operations                                 6.9            7.1             6.9
Other expense (5)(6)                                      1.0            2.7             0.6
                                                        -----          -----           -----
   Income before provision for income taxes               5.9            4.4             6.3
Provision for income taxes                                3.7            3.9             2.5
                                                        -----          -----           -----
   Net income (1)(2)(3)(4)(5)(6)                          2.2%           0.5%            3.8%
                                                        =====          =====           =====


(1) Includes charges associated with the impairment of long-lived assets pursuant to SFAS No. 121 and one-time merger and related charges of 3.5% related to an acquisition completed in 1997.

(2) Includes charges associated with accrued severance pay and one-time merger and related charges of 0.4% related to the acquisitions completed in 1998.

(3) Includes charges associated with the impairment of long-lived assets pursuant to SFAS No. 121 of 1.0% in 1999.

(4) Includes expense associated with the write-off of acquisition related in-process research and development costs of 3.1% related to the Company's original ownership and subsequent acquisition of the remaining outstanding shares of SHPS, Incorporated ("SHPS").

(5) Includes expense associated with the write-off of acquisition related, in-process research and development costs of 0.8% related to acquisitions completed by SHPS in 1997 and 1998.

(6) Includes expense associated with the write-down of marketable securities of 1.6% in 1998.

1999 COMPARED TO 1998


         Revenues. Revenues increased $112.6 million, or 24.5%, to $572.7 million in 1999 from $460.1 million in 1998. These results reflect an increase in revenues of $136.6 million from information technology support services provided through technical support centers, an increase in revenues of $3.9 million from e-commerce distribution services, and a decrease in revenues of $27.9 million from information technology services and solutions. At the completion of 1999, information technology support services, information technology services and solutions, and e-commerce distribution services accounted for 73.4%, 10.0% and 16.6%, respectively, of the Company's consolidated revenues, as compared to 61.7%, 18.5% and 19.8%, respectively in 1998.

         The increase in information technology support services revenues was primarily attributable to an increase in the number of technical support centers providing services throughout the period and the resultant increase in e-mail requests and call volumes from clients, and the inclusion of SHPS' revenue generated for the entire year. The new technical support centers were required as a result of continued growth of technical support services from both e-commerce and traditional telephone support services. During 1999, the Company opened three domestic and four international technical support centers, significantly expanded an additional four international centers and announced the construction of an additional five domestic centers. The increase in e-commerce distribution services revenue was also attributable to the Company's e-commerce initiatives. The decrease in revenues for information technology services and solutions was attributable to a decline in hours billed to customers for consulting services, partially offset by an increase in the average bill rate, the sale of the Company's Manufacturing and Distribution operation, and to a decline in language translation and localization services due to a delay in the commencement of certain projects when compared to the prior period.


         Direct Salaries and Related Costs. Direct salaries and related costs increased $80.0 million, or 27.6%, to $369.8 million in 1999 from $289.8 million in 1998. As a percentage of revenues, direct salaries and related costs increased to 64.6% in 1999 from 63.0% in the comparable 1998 year. The increase in both the dollar amount and percentage of direct salaries and related costs as a percentage of revenue was primarily attributable to the addition of personnel to support revenue growth and associated employee benefit and training costs.

         General and Administrative. General and administrative expenses increased $40.5 million, or 32.9%, to $163.6 million in 1999, inclusive of a $6.0 million one-time charge associated with the impairment of long-lived assets pursuant to SFAS No. 121. As a percentage of revenues and inclusive of the one-time charge, general and administrative expenses increased to 28.5% in 1999 from 26.8% in 1998. The increase in the amount of general and administrative expenses was primarily attributable to a $17.7 million increase in salaries and benefits, a $9.6 million increase in depreciation expenses associated with facility and capital equipment expenditures incurred in connection with the integration and expansion of the Company's technical support and e-commerce services, the $6.0 million one-time charge associated with the impairment of long-lived assets pursuant to SFAS No. 121, and to a $4.3 million increase in amortization expense, primarily associated with goodwill incurred as part of the SHPS acquisition. General and administrative expenses, exclusive of the $6.0 million charge associated with the impairment of long-lived assets pursuant to SFAS No. 121, increased $34.5 million, or 28.0%, to $157.6 million in 1999, or 27.5% of revenue.


         As part of the original ownership and subsequent acquisition of the remaining outstanding shares of SHPS, the Company determined that the technical feasibility of SHPS' in-process technology had not been established and a portion of the technology had no alternative use. Therefore, the Company recorded a charge of approximately $14.5 million related to the write-off of the acquired in-process research and development during 1998.

         Other Expense. Other expense was $3.5 million during 1999 compared to $12.3 million during 1998. The other expense balance for 1998 is inclusive of a $3.9 million loss from joint venture and a $7.3 million write-down of a marketable security. The net loss from the joint venture was attributable to acquisition-related in-process research and development costs associated with acquisitions completed by the joint venture, which were recorded as other expense. The increase in other expense for 1999 exclusive of the loss from joint venture and the write-down of a marketable security was primarily attributable to an increase in the Company's debt position as a result of the acquisition of SHPS completed during 1998.


         Income Taxes. The provision for income taxes decreased $4.1 million, or 22.9%, to $13.9 million during 1999 from $18.0 million during 1998. As a percentage of revenues, the provision for income taxes decreased to 2.5% from 3.9% for the comparable period in 1998. The dollar decrease was attributable to a lower amount of income before income taxes, exclusive of one-time charges. Sykes' effective tax rate decreased to 38.7% during 1999, versus 88.0% for 1998. The effective tax rate for 1998 was effected by approximately $14.5 million of non-deductible charges associated with the write-off of in-process research and development costs.

         Net Income. As a result of the foregoing, net income inclusive of the one-time charge identified above increased to $21.9 million in 1999 from $2.4 million in 1998. Net income for 1999, exclusive of the $6.0 million charge associated with the impairment of long-lived assets pursuant to SFAS No. 121 would have been $25.6 million.

1998 COMPARED TO 1997


         Revenues. Revenues increased $108.5 million, or 30.9%, to $460.1 million in 1998 from $351.6 million in 1997. These results reflect an increase in revenues of $103.7 million from technical support services provided through technical support centers, an increase in revenues of $1.0 million from information technology services and solutions, and an increase in revenues of $3.8 million from customer product services. At the completion of 1998, information technology support services, information technology services and solutions, and customer product services accounted for 61.7%, 18.5%, and 19.8%, respectively, of the Company's consolidated revenues, as compared to 51.5%, 24.2% and 24.3%, respectively, in 1997.


         The increase in information technology support services revenues was primarily attributable to an increase in the number of technical support centers providing services throughout the period and the resultant increase in call volumes from clients, and the inclusion of SHPS' revenue generated since the date of acquisition. During 1997, the Company opened three new technical support centers which were fully operational throughout 1998 and opened two additional centers in 1998. The increase in revenues for information technology services and solutions was primarily attributable to an increase in the average bill rate and to an increase in hours billed to customers for professional services when compared to 1997. The increase in e-commerce distribution services revenue is primarily associated with an acquisition completed in 1997 by a company subsequently acquired by Sykes which was accounted for under the purchase method of accounting. Sykes acquired this entity in the fourth quarter of 1997 through a transaction accounted for as a pooling-of-interests.


         Direct Salaries and Related Costs. Direct salaries and related costs increased $70.2 million, or 32.0%, to $289.8 million in 1998 from $219.6 million in 1997. As a percentage of revenues, direct salaries and related costs increased to 63.0% in 1998 from 62.5% in the comparable 1997 year. The increase in the dollar amount and percentage of direct salaries and related costs as a percentage of revenue was primarily attributable to the addition of personnel to support revenue growth and associated employee benefit and training costs.

         General and Administrative. General and administrative expenses increased $26.0 million, or 26.7%, to $123.2 million in 1998, inclusive of special one-time charges, from $97.2 million in 1997. As a percentage of revenues, and inclusive of special one-time charges, general and administrative expenses decreased to 26.8% in 1998 from 30.6% in the comparable 1997 year. The increase in the amount of general and administrative expenses was attributable to an increase in depreciation expenses associated with facility and capital equipment expenditures incurred in connection with the expansion of the Company's technical support services and to a lesser extent, the addition of sales and administrative personnel to support the revenue growth. General and administrative expenses exclusive of $1.9 million of charges associated with accrued severance costs and one-time merger and related charges associated with the Company's acquisitions, increased $24.1 million, or 24.8%, to $121.3 million, or 26.4% of revenue. The decrease as a percentage of revenues resulted from economies of scale associated with spreading costs over a larger revenue base.


         As part of the original ownership and subsequent acquisition of the remaining outstanding shares of SHPS, the Company determined that the technical feasibility of SHPS' in-process technology had not been established and a portion of the technology had no alternative use. Therefore, the Company recorded a charge of approximately $14.5 million related to the write-off of the acquired in-process research and development during 1998.


         Other Income (Expense). Other expense increased to $12.3 million during 1998 from $3.6 million during 1997. As a percentage of revenues, other expense was 2.7% in 1998 compared to 1.0% in 1997. The increase in other expense was primarily attributable to approximately $7.3 million of charges associated with the write-down of marketable securities and an increase in the Company's debt position as a result of the acquisition of SHPS completed during 1998.

         Income Taxes. The provision for income taxes increased $4.8 million, or 36.3%, to $18.0 million during 1998 from $13.2 million during 1997. The Company's effective tax rate increased to 88.0% during 1998 versus 63.3% for 1997, primarily as a result of nondeductible expenses which consisted primarily of goodwill amortization and the write-off of in-process research and development costs.

         Net Income. As a result of the foregoing, net income inclusive of special one-time charges decreased to $2.4 million in 1998 from $7.6 million in 1997. Net income for 1998 exclusive of the $1.9 million of one-time merger and related charges, exclusive of $7.3 million of charges associated with the write-down of marketable securities, exclusive of the $14.5 million associated with the acquisition and subsequent write-off of in-process research and development and exclusive of the $3.8 million of acquired in-process research and development charges incurred by the joint venture entity would have been $29.9 million.

QUARTERLY RESULTS


         The following information presents unaudited quarterly operating results for the Company for 1998 and 1999. The data has been prepared by the Company on a basis consistent with the Consolidated Financial Statements included elsewhere in this Form 10-K/A, and include all adjustments, consisting of normal recurring accruals, that the Company considers necessary for a fair presentation thereof. The quarterly operating results for the quarter ended June 30, 1999 and the quarter ended September 30, 1999 have been previously restated to reflect the adjustment of revenue recognized related to the licensing of software under two arrangements to periods subsequent to 1999. In addition, the quarterly operating results for the three months ended June 30, 1998, September 30, 1998, December 31, 1998, June 30, 1999 and December 31, 1999 have been restated to reflect adjustments to revenue recognized based on the Company's review of its significant contracts. These operating results are not necessarily indicative of the Company's future performance.


(In thousands, except per share data)



As Restated                         3/31/98       6/30/98     9/30/98    12/31/98      3/31/99     6/30/99     9/30/99    12/31/99
                                   --------      --------    --------    --------     --------    --------    --------    --------

Revenues                            $98,088      $100,667    $121,266    $140,082     $136,378    $135,964    $140,967    $159,433
Direct salaries
  and related costs                  61,160        68,768      72,806      87,068       83,247      88,938      92,523     105,142
General and
  administrative (2)(3)(4)           26,319        28,789      31,316      36,736       36,277      37,767      40,350      49,229
Acquired in-process research
  and development (2)                    --            --      14,469          --           --          --          --          --
                                     ------      --------    --------    --------     --------    --------    --------    --------
Income from operations               10,609         3,110       2,675      16,278       16,854       9,259       8,094       5,062
Other expense (1)(5)                 (3,839)          188        (504)     (8,115)        (575)       (863)       (987)     (1,092)
                                     ------      --------    --------    --------     --------    --------    --------    --------
Income before income
  taxes (1)(2)(3)                     6,770         3,298       2,171       8,163       16,279       8,396       7,107       3,970
Provision for income taxes            3,867         1,237       6,445       6,411        6,300       3,249       2,761       1,541
                                     ------      --------    --------    --------     --------    --------    --------    --------
Net income (loss)
(1)(2)(3)(4)(5)                      $2,903      $  2,061    $ (4,274)   $  1,752     $  9,979    $  5,147    $  4,346    $  2,429
                                     ======      ========    ========    ========     ========    ========    ========    ========
Net income (loss) per
  diluted share
  (1)(2)(3)(4)(5)                    $ 0.07      $   0.05    $  (0.10)   $   0.04     $   0.23    $   0.12    $   0.10    $   0.06
                                     ======      ========    ========    ========     ========    ========    ========    ========

Total diluted shares                 42,219        42,220      41,337      42,497       42,824      43,097      43,032      43,063
                                     ======      ========    ========    ========     ========    ========    ========    ========



(In thousands, except per share data)




As Originally Reported              3/31/98       6/30/98     9/30/98    12/31/98      3/31/99     6/30/99     9/30/99    12/31/99
                                   --------      --------    --------    --------     --------    --------    --------    --------

Revenues                            $98,088      $110,667    $118,316    $142,391     $136,378    $134,108    $140,967    $163,588
Direct salaries
  and related costs                  61,160        68,768      72,806      87,068       83,247      88,938      92,523     107,227
General and
  administrative (2)(3)(4)           26,319        28,789      31,316      36,736       36,277      37,767      40,350      49,229
Acquired in-process research
  and development (2)                    --            --      14,469          --           --          --          --          --
                                     ------      --------    --------    --------     --------    --------    --------    --------
Income from operations               10,609        13,110        (275)     18,587       16,854       7,403       8,094       7,132
Other expense (1)(5)                 (3,839)          188        (504)     (8,115)        (575)       (863)       (987)     (1,092)
                                     ------      --------    --------    --------     --------    --------    --------    --------
Income before income
  taxes (1)(2)(3)                     6,770        13,298        (779)     10,472       16,279       6,540       7,107       6,040
Provision for income taxes            3,867         4,997       5,333       7,286        6,300       2,531       2,761       2,344
                                     ------      --------    --------    --------     --------    --------    --------    --------
Net income (loss)
(1)(2)(3)(4)(5)                      $2,903      $  8,301    $ (6,112)   $  3,186     $  9,979    $  4,009    $  4,346    $  3,696
                                     ======      ========    ========    ========     ========    ========    ========    ========
Net income (loss) per
  diluted share
  (1)(2)(3)(4)(5)                    $ 0.07      $   0.20    $  (0.15)   $   0.07     $   0.23    $   0.09    $   0.10    $   0.09
                                     ======      ========    ========    ========     ========    ========    ========    ========

Total diluted shares                 42,219        42,220      41,337      42,497       42,824      43,097      43,032      43,063
                                     ======      ========    ========    ========     ========    ========    ========    ========


(1) The quarter ended March 31, 1998, includes approximately $3.8 million of expense associated with the write-off of acquisition related in-process research and development by the joint venture entity. Exclusive of such charge, income before income taxes, net income, and net income per diluted share would have been approximately $10.6 million, $6.8 million and $0.16, respectively. The Company adjusted the amount originally allocated to loss from joint venture to reflect the new methodology set forth in the September 15, 1998 letter from the SEC Staff to the American Institute of Certified Public Accountants ("AICPA") regarding acquired in-process research and development.


(2) The quarter ended September 30, 1998, includes approximately $0.5 million of expense associated with accrued severance costs and approximately $14.5 million of expense associated with the write-off of acquisition related in-process research and development cost. Exclusive of such charges, income from operations, income before income taxes, net income, and net income per diluted share would have been approximately $17.6 million, $17.1 million, $10.6 million and $0.25, respectively. The Company adjusted the amounts originally allocated to acquired in-process research and development to reflect the new methodology set forth in the September 15, 1998 letter from the SEC Staff to the AICPA.

(3) The quarter ended December 31, 1998, includes approximately $1.4 million of one-time merger and related charges associated with acquisitions. Exclusive of such charge and the expense referenced in (5) below, income from operations, income before income taxes, net income, and net income per diluted share would have been approximately $17.7 million, $16.9 million, $10.5 million and $0.25, respectively.


(4) The quarter ended December 31, 1999, includes approximately $6.0 million of charges associated with the write-down of software and computer equipment.

(5) The quarter ended December 31, 1998, includes approximately $7.3 million of charges associated with the write-down of marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are cash flows from operations and available borrowings under its credit facilities. The Company has utilized its capital resources to make capital expenditures associated primarily with its technical support services as identified above, to repay debt associated with entities it has acquired, to acquire interest in and provide capitalization to its entry into the healthcare service industry, invest in technology applications and tools to further and transition the Company's service offerings and for working capital and general corporate purposes. In addition, the Company intends similar uses of any such funds, including possible additional acquisitions. Pending such use, the Company will invest the balance of its available funds in short-term, investment grade securities or money market instruments.

         During 1999, the Company generated approximately $51.3 million in cash, net from operating activities. The combination of these funds with the $11.1 million received from the issuance of common stock, $7.7 million received from grants associated with the construction of domestic technical support centers and available cash and cash equivalents, were used in 1999 to fund $66.7 million of capital expenditures and $8.3 million in acquisitions. The capital equipment expenditures were predominantly the result of the Company's enhancement of its e-commerce initiatives including the integration of its e-commerce distribution centers with its technical support centers. In addition, the Company enhanced its support systems associated with SHPS and continued expansion, both domestically and internationally, in providing technical product support services. During 1999, the Company constructed three domestic technical support centers and funded the expansion and enhancing of the technology base from which services are provided. Internationally, the Company opened four new technical support centers, expanded four other call centers and also enhanced its technology base. As a result of the Company's expansion and continued integration of its acquisitions, it is anticipated that capital expenditures for the year 2000 will approximate $48.0 million.

         During 1999, the Company completed three business acquisitions for the aggregate purchase price of approximately $8.3 million, net of cash received, and 11,594 shares of the Company's common stock. These business combinations were accounted for using the purchase method of accounting. In the aggregate, these acquisitions established the Company's geographical presence in Central America, and expanded the vertical market service offerings that the Company provides.

         During February and March 2000, the Company acquired 935,000 shares of its common stock for approximately $15.1 million. The repurchase of these shares was in connection with a stock repurchase program announced in February 2000, in which up to 1.0 million shares of the Company's common stock may be acquired in the open market. The purpose of the stock repurchase program is to enhance shareholder value.

         The Company believes that its current cash levels, accessible funds under its credit facilities and cash flows from future operations, will be adequate to meet its debt repayment requirements, continued expansion objectives and anticipated levels of capital expenditures, including those that may be required pursuant to the integration of its acquisitions, for the foreseeable future.

IMPACT OF YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 compliant. During September 1999, the Company completed its remediation and testing of its systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. Sykes' expensed approximately $0.8 million during 1999 in connection with remediating its systems. Sykes' is not aware of any material problems resulting from Year 2000 issues, either with its products and services, its internal systems, or the products and services of third parties. Sykes' will continue to monitor its critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any delayed Year 2000 matters that may arise are addressed promptly.

IMPACT OF NEW ACCOUNTING STANDARDS

Effective during the first quarter of 2000, Sykes adopted the provisions of SOP 97-2 that limit what is considered vendor-specific objective evidence (VSOE) of the fair value of the various elements in a multiple-element software arrangement to the price charged when the same element is sold separately. The Company revised its pricing and contractual practices to meet these requirements.

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative financial instruments and requires recognition of derivatives in the statement of financial position to be measured at fair value. Gains or losses resulting from changes in the value of derivatives would be accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. This statement is effective for financial statements beginning in 2001. The Company is currently studying the future effects of adopting this statement. However, due to our limited use of derivative financial instruments, adoption of Statement No. 133 is not expected to have a significant effect on our financial position of results of operation.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and amended it in March and June 2000 with respect to the effective dates. Sykes believes its revenue recognition practices for software meet these requirements. The Company is required to adopt the provisions of this Bulletin in the fourth fiscal quarter of 2000 and is currently in the process of assessing the impact of its adoption on other revenue sources. Further, while Staff Accounting Bulletin No. 101 does not supersede the software industry specific revenue recognition guidance, with which Sykes believes it is in compliance, this bulletin in practice may change interpretations of software revenue recognition requirements.

ITEM 7a  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


QUANTITATIVE AND QUALITATIVE DISCLOSURE

         The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. Movements in foreign currency exchange rates may affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-United States based competitors. Under its current policy, the Company does not use foreign exchange derivative instruments to manage its exposure to changes in foreign currency exchange rates. The Company is also exposed to changes in interest rates primarily from its long-term debt arrangements. Under its current policy, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.


ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Sykes Enterprises, Incorporated

We have audited the accompanying consolidated balance sheets, as restated, of Sykes Enterprises, Incorporated as of December 31, 1998 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows, all as restated, for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, as restated, referred to above present fairly, in all material respects, the consolidated financial position of Sykes Enterprises, Incorporated as of December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements for the years ended December 31, 1998 and 1999 have been restated as discussed in Note 1.


                                                Ernst & Young LLP



Tampa, Florida
February 7, 2000, except for
Note 1 as to which the
date is October 30, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Sykes Enterprises, Incorporated

We have audited the consolidated statements of income, changes in shareholders' equity and cash flows of Sykes Enterprises, Incorporated and subsidiaries for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Sykes Enterprises, Incorporated and subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles. We have not audited the consolidated financial statements of Sykes Enterprises, Incorporated and subsidiaries for any period subsequent to December 31, 1997.



                                         PricewaterhouseCoopers LLP


Tampa, Florida
March 6, 1998

                         SYKES ENTERPRISES, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS



                                                                                          December 31,             December 31,
                                                                                              1998                     1999
                                                                                          -------------           -------------
                                                                                           (Restated)              (Restated)

ASSETS
Current assets
 Cash and cash equivalents .....................................................          $  36,348,863           $  31,001,354
 Restricted cash ...............................................................             11,090,890              15,108,523
 Receivables ...................................................................            111,480,680             126,476,947
 Prepaid expenses and other current assets .....................................             17,648,676              15,252,307
                                                                                          -------------           -------------

  Total current assets..........................................................            176,569,109             187,839,131

Property and equipment, net ....................................................             99,176,512             134,755,878
Marketable securities ..........................................................                199,875                 199,875
Intangible assets, net .........................................................             75,132,011              76,830,977
Deferred charges and other assets..............................................              10,720,246              19,769,980
                                                                                          -------------           -------------

                                                                                          $ 361,797,753           $ 419,395,841
                                                                                          =============           =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Current installments of long-term debt ........................................          $   3,983,239           $   3,236,451
 Accounts payable ..............................................................             30,086,549              37,409,955
 Income taxes payable ..........................................................             10,549,623                 932,158
 Accrued employee compensation and benefits ....................................             19,144,242              24,205,591
 Customer deposits .............................................................             10,978,868              11,820,739
 Other accrued expenses and current liabilities ................................             17,194,752              17,159,191
                                                                                          -------------           -------------

  Total current liabilities ....................................................             91,937,273              94,764,085

Long-term debt .................................................................             75,448,202              80,052,717
Deferred grants ................................................................             15,434,676              21,198,709
Deferred revenue ...............................................................             17,207,385              26,593,100
Other long-term liabilities ....................................................              2,668,895               1,400,466
                                                                                          -------------           -------------

  Total liabilities ............................................................            202,696,431             224,009,077
                                                                                          -------------           -------------
Commitments and contingencies (Notes 10 and 14)

Shareholders' equity
 Preferred stock, $0.01 par value, 10,000,000 shares
  authorized; no shares issued and outstanding .................................                     --                      --
 Common stock, $.01 par value; 200,000,000 shares authorized;
  41,451,905 and 42,734,284 issued and outstanding..............................                414,519                 427,343
 Additional paid-in capital ....................................................            136,199,748             155,022,390
 Retained earnings .............................................................             23,894,815              45,797,226
 Accumulated other comprehensive income ........................................             (1,407,760)             (5,860,195)
                                                                                          -------------           -------------

  Total shareholders' equity ...................................................            159,101,322             195,386,764
                                                                                          -------------           -------------

                                                                                          $ 361,797,753           $ 419,395,841
                                                                                          =============           =============


          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME



                                                       -------------------------------------------------------------
                                                        December 31,            December 31,           December 31,
                                                            1997                    1998                   1999
                                                       -------------           -------------           -------------
                                                                                 (Restated)             (Restated)

Revenues ....................................          $ 351,593,110           $ 460,102,326           $ 572,741,697
                                                       -------------           -------------           -------------
Operating expenses
 Direct salaries and related costs ..........            219,584,550             289,801,769             369,849,565
 General and administrative .................             97,216,636             123,159,492             157,643,213
 Impairment of long-lived assets ............             10,400,000                      --               5,978,560
 Acquired in-process research and development                     --              14,468,907                      --
                                                       -------------           -------------           -------------
  Total operating expenses ..................            327,201,186             427,430,168             533,471,338
                                                       -------------           -------------           -------------

Income from operations ......................             24,391,924              32,672,158              39,270,359

Other expense
 Interest, net ..............................                518,968                (959,152)             (3,669,327)
 Loss from joint venture ....................             (2,828,000)             (3,947,380)                     --
 Write-down of marketable securities ........                     --              (7,334,645)                     --
 Other ......................................             (1,270,450)                (29,176)                151,803
                                                       -------------           -------------           -------------
  Total other expense .......................             (3,579,482)            (12,270,353)             (3,517,524)
                                                       -------------           -------------           -------------

Income before income taxes ..................             20,812,442              20,401,805              35,752,835

Provision for income taxes
 Current ....................................             13,492,156              25,592,000              20,387,490
 Deferred ...................................               (311,160)             (7,632,034)             (6,537,066)
                                                       -------------           -------------           -------------
  Total provision for income taxes ..........             13,180,996              17,959,966              13,850,424
                                                       -------------           -------------           -------------

Net income ..................................          $   7,631,446           $   2,441,839           $  21,902,411
                                                       =============           =============           =============
Net income per share
Basic .......................................          $        0.19           $        0.06           $        0.52
                                                       =============           =============           =============
Diluted .....................................          $        0.18           $        0.06           $        0.51
                                                       =============           =============           =============
Shares outstanding
 Basic ......................................             41,044,002              41,257,623              42,044,574
 Diluted ....................................             42,315,046              42,288,425              42,995,415


          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                                                     Accumulated
                                            Common Stock            Additional                          Other
                                      ------------------------        Paid-In        Retained       Comprehensive
                                         Shares        Amount         Capital        Earnings           Income         Total
                                      ----------      --------     ------------    -----------      -------------  ------------

Balance at January 1, 1997            40,920,274      $409,203     $131,027,020    $16,091,230       $ (125,007)   $147,402,446
 Issuance of common stock                199,352         1,993        3,037,968              -                -       3,039,961
 Capital contribution                          -             -        1,237,000              -                -       1,237,000
 Repurchase of common stock                    -             -       (2,623,651)             -                -      (2,623,651)
 Tax effect of non-qualified
  exercise of stock options                    -             -          914,000              -                -         914,000
 Distributions                                 -             -                -       (496,972)               -        (496,972)

 Net income                                    -             -                -      7,631,446                -       7,631,446
 Unrealized loss on securities,
  net of income taxes                          -             -                -              -         (734,518)       (734,518)
 Foreign currency translation
  adjustment                                   -             -                -              -       (2,735,140)     (2,735,140)
                                                                                                                   ------------
 Comprehensive income                                                                                                 4,161,788
                                                                                                                   ------------
 Adjustments to conform fiscal
  year of McQueen International
  Limited (Note 2)                             -             -                -     (1,074,352)               -      (1,074,352)
                                      ----------      --------     ------------    -----------      -----------    ------------
Balance at December 31, 1997          41,119,626       411,196      133,592,337     22,151,352       (3,594,665)    152,560,220
 Issuance of common stock                332,279         3,323        1,073,411              -                -       1,076,734
 Tax effect of non-qualified
  exercise of stock options                    -             -        1,534,000              -                -       1,534,000
 Distributions                                 -             -                -       (698,376)               -        (698,376)

 Net income                                    -             -                -      2,441,839                -       2,441,839
 Recognition of write-down
  on marketable securities                     -             -                -              -          734,518         734,518
 Foreign currency translation
  adjustment                                   -             -                -              -        1,452,387       1,452,387
                                                                                                                   ------------
 Comprehensive income                                                                                                 4,628,744
                                      ----------      --------     ------------    -----------      -----------    ------------
Balance at December 31, 1998
   (Restated)                         41,451,905       414,519      136,199,748     23,894,815       (1,407,760)    159,101,322
 Issuance of common stock              1,282,379        12,824       11,371,319              -                -      11,384,143
 Tax effect of non-qualified
  exercise of stock options                    -             -        7,451,323              -                -       7,451,323

 Net income                                    -             -                -     21,902,411                -      21,902,411
 Foreign currency translation
  adjustment                                   -             -                -              -       (4,452,435)     (4,452,435)
                                                                                                                   ------------
 Comprehensive income                                                                                                17,449,976
                                      ----------      --------     ------------    -----------      -----------    ------------
Balance at December 31, 1999
   (Restated)                         42,734,284      $427,343     $155,022,390    $45,797,226      $(5,860,195)   $195,386,764
                                      ==========      ========     ============    ===========      ===========    ============




          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                             YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------------------------
                                                                                   1997                1998                1999
                                                                               ------------        ------------        ------------
                                                                                                    (Restated)          (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income ............................................................       $  7,631,446        $  2,441,839        $ 21,902,411
 Depreciation and amortization .........................................         15,245,917          21,831,091          35,338,494
 Impairment of long-lived assets .......................................         10,400,000                  --           5,978,560
 Acquired in-process research and development costs ....................          2,795,000          14,468,907                  --
 Write-down of marketable securities ...................................                 --           7,334,645                  --
 Deferred income taxes .................................................           (311,160)         (7,632,034)         (6,537,066)
 (Gain)loss on disposal of property and equipment ......................           (105,416)           (524,762)             14,663
 Changes in assets and liabilities
  Receivables ..........................................................         (6,073,933)        (25,588,702)        (16,761,777)
  Prepaid expenses and other current assets ............................           (783,295)         (2,911,635)          1,598,813
  Intangible assets ....................................................                 --            (737,708)         (1,113,326)
  Deferred charges and other assets ....................................         (1,035,841)         (1,032,766)         (1,638,087)
  Accounts payable .....................................................           (714,315)          2,840,802           5,246,065
  Customer deposits ....................................................          1,056,946          11,373,150          (3,175,762)
  Income taxes payable .................................................                 --                  --          (2,165,868)
  Accrued employee compensation and benefits ...........................           (355,586)          7,270,284           4,508,377
  Other accrued expenses and current liabilities .......................         (4,286,603)          6,090,194             (35,561)
  Deferred revenue .....................................................                 --           5,953,400           9,385,715
  Other long-term liabilities ..........................................                 --             (48,169)         (1,268,423)
                                                                               ------------        ------------        ------------
    Net cash provided by operating activities ..........................         23,463,160          41,128,536          51,277,228
                                                                               ------------        ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures ..................................................        (25,654,336)        (37,292,551)        (66,656,704)
 Investment in marketable securities ...................................         (8,000,000)                 --                  --
 Investment in joint venture ...........................................         (5,080,142)        (10,723,040)                 --
 Acquisition of business ...............................................         (1,800,000)        (28,131,282)         (8,346,289)
 Proceeds from sale of marketable securities ...........................                 --           1,000,000                  --
 Proceeds from sale of property and equipment ..........................            208,351           3,462,149             190,485
                                                                               ------------        ------------        ------------
    Net cash used for investing activities .............................        (40,326,127)        (71,684,724)        (74,812,508)
                                                                               ------------        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Paydowns under revolving line of credit agreements ....................        (72,441,000)        (16,932,339)        (84,539,920)
 Borrowings under revolving line of credit agreements ..................         72,441,000          93,809,851          88,397,648
 Proceeds from issuance of stock .......................................          3,039,961           1,076,734          11,084,143
 Proceeds from grants ..................................................          2,000,000           2,575,000           7,698,335
 Proceeds from issuance of long-term debt ..............................            350,467                  --                  --
 Proceeds from issuance of convertible debenture .......................          1,399,000                  --                  --
 Capital contributions .................................................          1,237,000                  --                  --
 Subsidiary stock redemption ...........................................         (2,623,651)                 --                  --
 Payment of long-term debt .............................................         (6,238,862)        (89,686,711)                 --
 Distributions .........................................................           (496,972)           (698,376)                 --
                                                                               ------------        ------------        ------------
    Net cash provided by (used for)
     financing activities ..............................................         (1,333,057)         (9,855,841)         22,640,206
                                                                               ------------        ------------        ------------

Adjustment for foreign currency translation ............................         (2,735,140)          1,452,387          (4,452,435)
                                                                               ------------        ------------        ------------

Net decrease in cash and cash equivalents ..............................        (20,931,164)        (38,959,642)         (5,347,509)
CASH AND CASH EQUIVALENTS - BEGINNING ..................................         96,239,669          75,308,505          36,348,863
                                                                               ------------        ------------        ------------
CASH AND CASH EQUIVALENTS - ENDING .....................................       $ 75,308,505        $ 36,348,863        $ 31,001,354
                                                                               ============        ============        ============
Supplemental disclosures of cash flow information
  Cash paid during the year for:
   Interest ............................................................       $  2,883,827        $  1,553,386        $  6,808,743
   Income taxes ........................................................       $  8,562,981        $ 13,401,881        $ 22,425,941



          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Sykes Enterprises, Incorporated and consolidated subsidiaries (the "Company" or "Sykes") provides vertically integrated technology-based solutions to customers on a worldwide basis. By utilizing its information technology support centers and e-commerce platform, Sykes is able to provide traditional and e-commerce services at all stages in the life cycle of its clients' products and services, including initial development documentation and localization, customer product services, and end-user support. The Company's services are provided to customers throughout a wide variety of industries.


NOTE 1 - RESTATEMENT OF FINANCIAL STATEMENTS

On October 30, 2000, Sykes announced the completion of a comprehensive review of its software revenue recognition accounting practices for all significant software licensing arrangements and service contracts with respect to the years ended December 31, 1998 and 1999, and for the nine months ended September 30, 2000. As a result of that review, Sykes determined that the accounting for eight clients' contracts required revision. Sykes determined that revenue that had been recognized should have been recognized either as payments came due, upon completion of all services required under the arrangements or upon the satisfaction of any contingency. These revisions to revenue reduced recorded revenues by $9.4 million in 1998 and $2.3 million in 1999. Sykes also revised 1999 operating expenses by reducing $2.1 million in related contract costs that it had previously expensed.

Accordingly, Sykes has restated its financial statements for the years ended December 31, 1998 and 1999 as follows:




                                               1998                                     1999
                               ------------------------------------      ------------------------------------
                                 As Reported          As Restated          As Reported          As Restated
                               ---------------      ---------------      ---------------      ---------------

Total assets                   $   365,134,301      $   361,797,753      $   427,586,154      $   419,395,841
Deferred revenue, less
     current portion           $    14,707,773      $    17,207,385      $    24,861,639      $    26,593,100
Retained earnings              $    29,730,975      $    23,894,815      $    51,762,003      $    45,797,226
Shareholders' equity           $   164,937,482      $   159,101,322      $   201,351,541      $   195,386,764

Revenues                       $   469,461,520      $   460,102,326      $   575,039,890      $   572,741,697
Operating income               $    42,031,352      $    32,672,158      $    39,483,552      $    39,270,359
Net income                     $     8,277,999      $     2,441,839      $    22,031,028      $    21,902,411
Net income per share -
     basic                     $          0.20      $          0.06      $          0.52      $          0.52
Net income per share -
     diluted                   $          0.20      $          0.06      $          0.51      $          0.51



NOTE 2 - SUMMARY OF ACCOUNTING POLICIES


Principles of Consolidation - The consolidated financial statements include the accounts of Sykes and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates; however, management does not believe these differences would have a material effect on operating results.

Recognition of Revenue - The Company primarily recognizes its revenue from services as those services are performed. Royalty revenue is recognized at the time royalties are earned and the remaining revenue is recognized on fixed price contracts using the percentage-of-completion method of accounting. Adjustments to fixed price contracts and estimated losses, if any, are recorded in the period when such adjustments or losses are known. Product sales are recognized upon shipment.


Sykes' recognizes revenue from software and contractually provided rights in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" ("SOP 98-4"), Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"), and Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 is to be applied no later than the fourth quarter of 2000 retroactive to January 1, 2000. Revenue is recognized from licenses of the Company's software products and rights when the agreement has been executed, the product or right has been delivered or provided, collectibility is probable and the software license fees or rights are fixed and determinable. Contracts that provide for multiple elements are accounted for pursuant to the above standards. If any portion of the license fees or rights is subject to forfeiture, refund or other contractual contingencies, the Company will postpone revenue recognition until these contingencies have been removed. Sykes' generally accounts for consulting services separate from software license fees for those multi-element arrangements where consulting services are a separate element and are not essential to the customer's functionality requirements and there is vendor-specific objective evidence of fair value for these services. Consulting revenue is recognized as the services are performed. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue.


Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid short-term investments classified as available for sale as defined under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Cash in the amount of approximately $8.1 million and $7.3 million was held in taxable interest bearing investments at December 31, 1998, and 1999, respectively, which are classified as available for sale and have an average maturity of approximately 30 days.

Restricted Cash - The financial statements include restricted cash, which is held in conjunction with deposits by customers at December 31, 1998 and 1999, respectively. Included in current liabilities at December 31, 1998 and 1999, respectively is the related payable.

Property and Equipment - Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Improvements to leased premises are amortized over the shorter of the related lease term or the useful lives of the improvements. Cost and related accumulated depreciation on assets retired or disposed of are removed from the accounts and any gains or losses resulting therefrom are credited or charged to income. Depreciation expense was approximately $14.8 million, $21.0 million and $30.6 million for the years ended December 31, 1997, 1998 and 1999, respectively. Property and equipment includes approximately $0.9 million and $2.0 million of additions included in accounts payable at December 31, 1998 and 1999, respectively. Accordingly, these non-cash transactions have been excluded from the accompanying consolidated statements of cash flows for the years ended December 31, 1998 and 1999, respectively.

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF ACCOUNTING POLICIES, continued


During 1998 and 1999, the Company capitalized certain costs incurred to internally develop software upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility were expensed as incurred. Capitalized internally developed software costs, net of accumulated amortization, were approximately $2.2 million and $2.6 million at December 31, 1998 and 1999, respectively.

Land received from various governmental agencies under grants is recorded at fair value at date of grant. During the years ended December 31, 1997, 1998 and 1999, the Company recorded approximately $430,000, $280,000 and $1,056,000, respectively, in land acquisitions as a result of such grants. Accordingly, these non-cash transactions have been excluded from the accompanying consolidated statements of cash flows for the years ended December 31, 1997, 1998 and 1999.

Investment in Joint Venture - The Company had a 50% interest in a joint venture that was accounted for using the equity method of accounting. Accordingly, the Company recorded its proportionate share of the gains and losses of the joint venture in the consolidated statements of income for 1997 and the first eight months of 1998. Effective September 1, 1998, the Company acquired the remaining 50% equity interest in this joint venture (See Note 2).

Intangible Assets - Intangible assets consist of the excess of costs over fair market value of the net assets of the acquired business of $67.1 million and $74.3 million at December 31, 1998 and 1999, respectively, net of accumulated amortization of $6.2 million and $8.8 million, respectively. Also included in intangible assets are existing technologies and covenants not to compete arising from business acquisitions of $15.7 million and $16.5 million at December 31, 1998 and 1999, respectively, net of accumulated amortization of $1.5 million and $5.2 million, respectively. The intangible assets are stated at cost and are being amortized on a straight-line basis over periods ranging from 10 to 20 years for the excess of costs over fair value of the net assets of the acquired business, and two to five years for the existing technologies and covenants not to compete. Amortization expense was approximately $0.9 million, $1.7 million and $6.0 million for the years ended December 31, 1997, 1998 and 1999, respectively.

Impairment of Long-Lived Assets - The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of its carrying amount to undiscounted future net cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the property and equipment exceeds its fair market value, as determined by discounted cash flows. Sykes' assesses the recoverability of goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future results of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future results using a discount rate reflecting the Company's average cost of funds. During 1997, the Company recorded an impairment loss of $10.4 million related to an acquisition made during that year. During 1999, the Company recorded an impairment loss of approximately $6.0 million related to software and computer equipment.

Income Taxes - Sykes' uses the asset and liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Deferred Grants - Grants for land and the acquisition of buildings, property and equipment are deferred and recognized in income over the corresponding useful lives of the related assets. Amortization of the property and equipment grants that is included in income was approximately $0.5 million, $0.9 million and $1.3 million for the years ended December 31, 1997, 1998 and 1999, respectively. There are no significant contingencies associated with the grants that would impact the Company's ability to utilize assets received in association with the grants. Grants received in excess of property and equipment costs are recognized in the year executed, and that amount approximated $1.3 million and $2.5 million for the years ended December 31, 1998 and 1999, respectively, (none for 1997).

Segment Reporting - In June 1997, the Financial Accounting Standards Board (the
FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 uses a management approach to report financial and descriptive information about a Company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. Under this definition, the Company operated, for all periods presented, as a single segment.

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - SUMMARY OF ACCOUNTING POLICIES, continued


Deferred Revenue - The Company invoices certain contracts in advance. The deferred revenue is earned over the life of the respective contract, which range from six months to two years.

Comprehensive Income - Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", ("SFAS No 130"), which requires all items that are required to be recognized under accounting standards as components of other comprehensive income be reported in the financial statements.

Fair Value of Financial Instruments - The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

         o Cash, accounts receivable and accounts payable. The carrying amount reported in the balance sheet for cash, accounts receivable and accounts payable approximates their fair value.

         o Long-Term Debt. The fair value of the Company's long-term debt, including the current portion thereof, is estimated based on the quoted market price for the same or similar types of borrowing arrangements. The carrying value of the Company's long-term debt approximates fair value because the debt bears variable interest rates.


Non-monetary Transaction - During 1998, the Company sold a software license in exchange for convertible preferred stock in a privately held corporation. The convertible preferred stock has a fair market value of $5.5 million, which represents the sales price recorded by the Company, as restated due to a contractual contingency included in the licensing agreement. The cost of this security is included in the consolidated balance sheet under the caption "Deferred charges and other assets" at December 31, 1998 and 1999, respectively.


Foreign Currency Translation - The assets and liabilities of the Company's foreign subsidiaries, whose functional currency is other than the U.S. Dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income, but is included in accumulated other comprehensive income, which is reflected as a separate component of shareholders' equity. Foreign currency transactional gains and losses are included in determining net income. Such gains and losses are not material for any period presented.

Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, which defers the implementation of SFAS No. 133 until years beginning after June 15, 2000. Sykes' does not anticipate that the adoption of this SFAS No. 133 will have a significant effect on its results of operations or financial position.


NOTE 3 - ACQUISITIONS AND MERGERS


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



NOTE 3 - ACQUISITIONS AND MERGERS, continued


Effective October 12, 1999, the Company acquired the AnswerExpress Support Suite for $2.5 million in cash. The transaction was accounted for under the purchase method of accounting with resulting goodwill being amortized over a ten-year life. Pro forma information is not presented as the operating results of AnswerExpress are not material to the Company's consolidated operations.

Effective September 1, 1998 the Company acquired the remaining 50% of outstanding common stock of SHPS, Incorporated ("SHPS") for approximately $28.1 million plus the assumption of SHPS' debt. This purchase price was primarily financed through borrowings under the Company's credit facility. The SHPS acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations for the period September 1, 1998 to December 31, 1998, have been included in the accompanying financial statements. The purchase price has been allocated to the assets and liabilities of SHPS based upon fair values at the date of acquisition. The allocations were based on appraisals, evaluations, estimations and other studies.

Sykes' adjusted the amounts originally allocated to acquired in-process research and development to reflect the new methodology set forth in the September 30, 1998 letter from the SEC Staff to the American Institute of Certified Public Accountants. The revised allocation resulted in goodwill recognized of approximately $11.9 million, representing the excess of the purchase price over the fair value of the net assets acquired, as follows:


        Goodwill                                                                   $11,923,929
        Fair value of assets acquired (inclusive of $38,588,462 of goodwill)        83,587,143
        Acquired in-process research and development                                14,468,907
        Liabilities assumed                                                        (81,848,697)
                                                                                   -----------
        Cash paid, net of cash acquired                                            $28,131,282
                                                                                   ===========

Pursuant to acquisitions completed by SHPS, acquired in-process technology was initially reviewed utilizing methodologies consistent with those stated below. Sykes' determined that this analysis provided no establishment of technological feasibility. As of the date of Sykes' acquisition of SHPS, technological feasibility of the in-process technology was reviewed again and had not been established. Further analysis by the Company has indicated the technology has no alternate future use; therefore, the Company has recorded a charge for the amount of the purchase price allocated to acquired in-process research and development of approximately $14.5 million. This charge is reflected in the accompanying consolidated statement of income for the year ended December 31, 1998.

The amount of purchase price allocated to acquired in-process research and development was determined by estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows back to their present value using a discount rate of 15% for the existing technology and 25% for in-process technology, which represents a premium to the Company's cost of capital. The spread over the existing technology discount rate reflects the inherently greater risk of the research and development efforts. These projections were based on management's estimates of market share and growth, expected trends in technology and the expected timing of new product introductions. As a part of the transaction, the Company recorded approximately $7.3 million in capitalized software costs and rights, which are being amortized over five years, and approximately $50.5 million of goodwill, which is being amortized over 20 years.


The unaudited pro forma combined historical results, as if SHPS had been acquired on January 1, 1997 are estimated to be revenues of $351.6 million, net income of $6.6 million, and basic and diluted net income per share of $0.16 for the year ended December 31, 1997, and revenues of $491.8 million, net loss of $11.5 million, and basic and diluted loss per share of $0.27 for the year ended December 31, 1998. The pro forma results include amortization of the intangibles noted above and interest expense on the debt assumed to finance the purchase. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 1997, nor are they indicative of future consolidated results.


During 1997, the Company acquired all of the stock of McQueen International, Limited ("McQueen") of Galashiels, Scotland. The Company accounted for the acquisition utilizing the pooling-of-interests method of accounting. McQueen had a February 28 fiscal year end and, accordingly, the McQueen statement of income for the year ended February 28, 1997, has been combined with the Sykes' statement of income for the year ended December 31, 1996. In order to conform McQueen's fiscal year end to Sykes' calendar year end, the Consolidated Statement of Income for 1997 includes two months (January and February 1997) for McQueen which are also included in the Consolidated Statements of Income for the year ended December 31, 1996. Accordingly, an adjustment has been made during 1997 to retained earnings for the duplication of net income of approximately $1.1 million for such two-month period. McQueen's revenue for the two months (January and February 1997) was approximately $12.3 million.

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - ACQUISITIONS AND MERGERS, continued


On April 7, 1997, McQueen acquired the Media Services divisions of Rand McNally & Company, comprising the US Division, Rand McNally Media Services Inc. and Rand McNally International Business Services BV, a Netherlands division with an operational branch in Ireland, for approximately $30.0 million, including acquisition costs. This purchase price was entirely financed through the issuance of notes to the seller. Accordingly, this non-cash transaction has been excluded from the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 1997. The excess of the total acquisition cost over the fair value of net assets acquired in the amount of $6.9 million after an impairment of $10.4 million is being amortized on a straight-line basis over 15 years. The unaudited pro forma combined historical results, as if the Media Services division of Rand McNally & Company had been acquired on January 1, 1997, are estimated to be revenues of $368.2 million, net income of $7.8 million, and basic and diluted earnings per share of $0.19 and $0.18, respectively, for 1997. The pro forma results include amortization of the intangibles noted above and interest expense on the debt assumed to finance the purchase. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 1997, nor are they necessarily indicative of future consolidated results.


NOTE 4 - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. With the exception of $5.5 million of convertible preferred stock held, the Company's credit concentrations are limited due to the wide variety of customers and markets in which the Company's services are sold.

NOTE 5 - RECEIVABLES


Receivables consist of the following:



                                                                                                            DECEMBER 31,
                                                                                                 -----------------------------------
                                                                                                     1998                   1999
                                                                                                 ------------           ------------

Trade accounts receivable ............................................................           $ 98,847,723           $110,551,009
Unbilled accounts receivable .........................................................              5,085,775              9,470,370
Notes from officers ..................................................................                470,122                542,224
Other ................................................................................              7,873,231              8,353,888
                                                                                                 ------------           ------------
                                                                                                  112,276,851            128,917,491
Less allowance for doubtful accounts .................................................                796,171              2,440,544
                                                                                                 ------------           ------------
                                                                                                 $111,480,680           $126,476,947
                                                                                                 ============           ============



NOTE 6 - PROPERTY AND EQUIPMENT


Property and equipment consist of the following:


                                                                                                             DECEMBER 31,
                                                                                                 -----------------------------------
                                                                                                     1998                   1999
                                                                                                 ------------           ------------

Land .................................................................................           $  4,014,119           $  5,114,051
Buildings and leasehold improvements .................................................             30,661,019             41,171,099
Equipment, furniture and fixtures ....................................................            130,956,959            172,270,235
Capitalized software development costs ...............................................              2,217,529              2,895,739
Transportation equipment .............................................................                259,700                447,916
Construction in progress .............................................................              3,381,020             16,290,770
                                                                                                 ------------           ------------
                                                                                                  171,490,346            238,189,810
Less accumulated depreciation ........................................................             72,313,834            103,433,932
                                                                                                 ------------           ------------
                                                                                                 $ 99,176,512           $134,755,878
                                                                                                 ============           ============

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - MARKETABLE SECURITIES


During 1997, the Company purchased SystemSoft Corp. common stock in conjunction with a strategic technology exchange agreement between the parties that had an original cost basis of $8.0 million. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the investment is classified as available-for-sale securities. During the fourth quarter of 1998, the Company wrote down its investment in SystemSoft Corp. by approximately $7.3 million due to a significant reduction in its market value, which was determined to be other than temporary. As such, the investment is carried at an aggregate market value of approximately $0.2 million as of December 31, 1998 and 1999, respectively.


NOTE 8 - DEFERRED CHARGES AND OTHER ASSETS


Deferred charges and other assets consist of the following:


                                                                                                                DECEMBER 31,
                                                                                                        ----------------------------
                                                                                                            1998            1999
                                                                                                        -----------      -----------

Convertible preferred stock ......................................................................      $ 5,500,000      $ 5,500,000
Non-current deferred tax asset, net ..............................................................        2,985,570       10,352,327
Other ............................................................................................        2,234,676        3,917,653
                                                                                                        -----------      -----------
                                                                                                        $10,720,246      $19,769,980
                                                                                                        ===========      ===========



NOTE 9 - ACCRUED EMPLOYEE COMPENSATION AND BENEFITS


Accrued employee compensation and benefits consist of the following:

                                                                                                                DECEMBER 31,
                                                                                                        ----------------------------
                                                                                                            1998            1999
                                                                                                        -----------      -----------

Accrued compensation .............................................................................      $10,907,243      $12,762,423
Accrued employment taxes .........................................................................        3,574,422        7,229,210
Accrued vacation .................................................................................        2,224,829        2,742,426
Other ............................................................................................        2,437,748        1,471,532
                                                                                                        -----------      -----------
                                                                                                        $19,144,242      $24,205,591
                                                                                                        ===========      ===========


NOTE 10 - OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES


Other accrued expenses and current liabilities consist of the following:

                                                                                                                DECEMBER 31,
                                                                                                        ----------------------------
                                                                                                            1998            1999
                                                                                                        -----------      -----------

Deferred revenue .................................................................................      $ 5,961,591      $ 6,375,510
Accrued telephone charges ........................................................................        2,349,844        2,213,207
Accrued interest .................................................................................        1,329,586          213,467
Other ............................................................................................        7,553,731        8,357,007
                                                                                                        -----------      -----------
                                                                                                        $17,194,752      $17,159,191
                                                                                                        ===========      ===========

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - LONG-TERM DEBT


Long-term debt consists of the following:

                                                                                                                DECEMBER 31,
                                                                                                        ----------------------------
                                                                                                            1998            1999
                                                                                                        -----------      -----------

Syndicated credit facility, $150.0 million maximum, due February 2001, interest payable quarterly at tiered levels between 75 and 175 basis points above listed
LIBOR, the facility is unsecured .................................................................      $75,000,000      $80,000,000

Syndicated credit facility, $15.0 million maximum, due in installments through
February 2001, interest payable monthly at tiered levels between 75 and 175
basis points above listed LIBOR, the facility is unsecured .......................................        2,659,850        2,284,500

Notes payable and capital leases, principal and interest payable in monthly installments through December 2002, interest at varying rates up to prime
plus 1 percent,  collateralized by certain receivables and equipment .............................        1,771,591        1,004,668
                                                                                                        -----------      -----------
                                                                                                         79,431,441       83,289,168
Less current portion .............................................................................        3,983,239        3,236,451
                                                                                                        -----------      -----------
                                                                                                        $75,448,202      $80,052,717
                                                                                                        ===========      ===========

Principal maturities subsequent to December 31, 2000 are as follows:


2001 .......................................................         $80,026,358
2002 .......................................................              26,359
                                                                     -----------
                                                                     $80,052,717
                                                                     ===========

Effective February 1998, the Company entered into a $150.0 million syndicated credit facility and a $15.0 million swingline facility that provides for multi-currency lending. These facilities accrue interest at tiered levels between 75 and 175 basis points above listed LIBOR pursuant to a defined ratio calculation within the agreement, and accrues an unused commitment fee at tiered levels between 15 and 37.5 basis points above listed LIBOR. The Company was also contingently liable for letters of credit in the amount of approximately $5.0 million at December 31, 1999 ($5.0 million at December 31, 1998). The $150.0 million facility contains certain financial covenants associated with debt ratios, leverage, coverage and capital expenditures and acquisitions as defined by the agreement. At December 31, 1999, the Company was in compliance with all loan covenants.

During January 2000, the Company became contingently liable for an additional letter of credit in the amount of $30.0 million, that guaranteed performance of a contractual obligation.

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)


Sykes' presents data in the Consolidated Statements of Changes in Shareholders' Equity in accordance with SFAS No. 130. This statement establishes rules for the reporting of comprehensive income and its components. The components of other accumulated comprehensive income are as follows:


                                                                                                           Accumulated
                                                                        Unrealized         Foreign            Other
                                                                         Loss on           Currency       Comprehensive
                                                                        Securities       Translation      Income (Loss)
                                                                       -----------       -----------      -------------

Balance at January 1, 1997 ......................................      $        --       $  (125,007)      $  (125,007)
Foreign currency translation adjustment .........................               --        (2,735,140)       (2,735,140)
Unrealized loss on securities, net of income taxes ..............         (734,518)               --          (734,518)
                                                                       -----------       -----------       -----------

Balance at December 31, 1997 ....................................         (734,518)       (2,860,147)       (3,594,665)
Foreign currency translation adjustment .........................               --         1,452,387         1,452,387
Unrealized loss on securities ...................................       (6,600,127)               --        (6,600,127)
Less: Reclassification adjustment for loss realized in net income        7,334,645                --         7,334,645
                                                                       -----------       -----------       -----------

Balance at December 31, 1998 ....................................               --        (1,407,760)       (1,407,760)
Foreign currency translation adjustment .........................               --        (4,452,435)       (4,452,435)
                                                                       -----------       -----------       -----------

Balance at December 31, 1999 ....................................      $        --       $(5,860,195)      $(5,860,195)
                                                                       ===========       ===========       ===========

Earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for United States federal and state income taxes on those earnings or translation adjustments has been provided.


NOTE 13 - INCOME TAXES


The components of income before income taxes are as follows:



                                                                                              YEARS ENDED DECEMBER 31,
                                                                               -----------------------------------------------------
                                                                                   1997                1998                  1999
                                                                               -----------          -----------          -----------

Domestic ............................................................          $ 8,551,740          $ 4,008,927          $17,047,815
Foreign .............................................................           12,260,702           16,392,878           18,705,020
                                                                               -----------          -----------          -----------
   Total income before income taxes .................................          $20,812,442          $20,401,805          $35,752,835
                                                                               ===========          ===========          ===========

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTE 13 - INCOME TAXES, continued


Provision for income taxes consists of the following:



                                                                                             YEARS ENDED DECEMBER 31,
                                                                              -----------------------------------------------------
                                                                                  1997                1998                  1999
                                                                              -----------          -----------          -----------

Current:
    Federal ...............................................................   $ 6,906,000          $14,365,000          $ 6,856,000
    State .................................................................     1,229,000            2,338,000            1,225,490
    Foreign ...............................................................     5,357,156            8,889,000           12,306,000
                                                                              -----------          -----------          -----------

    Total current provision for income taxes ..............................    13,492,156           25,592,000           20,387,490
                                                                              -----------          -----------          -----------

Deferred:

    Federal ...............................................................       (99,000)          (5,120,000)            (348,000)
    State .................................................................       (25,000)            (855,034)            (296,066)
    Foreign ...............................................................      (187,160)          (1,657,000)          (5,893,000)
                                                                              -----------          -----------          -----------
      Total deferred provision for income taxes ...........................      (311,160)          (7,632,034)          (6,537,066)
                                                                              -----------          -----------          -----------

          Total provision for income taxes ................................   $13,180,996          $17,959,966          $13,850,424
                                                                              ===========          ===========          ===========


The components of the net deferred tax asset (liability) are as follows:


                                                                                                             DECEMBER 31,
                                                                                                  ---------------------------------
                                                                                                     1998                   1999
                                                                                                  -----------           -----------

Domestic current:
Deferred tax asset:
   Accrued expenses ....................................................................          $   889,000           $ 1,589,000
   Deferred revenue.....................................................................            1,786,934                    --
   Deferred compensation ...............................................................              244,000                96,000
   Bad debt reserve ....................................................................              346,000               700,000
   Other ...............................................................................                6,000                 8,000
                                                                                                  -----------           -----------
     Total current deferred tax asset ..................................................          $ 3,271,934           $ 2,393,000
                                                                                                  -----------           -----------
Deferred tax liability:
   Prepaid expenses ....................................................................          $  (462,000)          $  (290,000)
   Cash to accrual-Section 481 adjustment ..............................................               (5,000)                   --
   Other ...............................................................................             (798,904)             (925,000)
                                                                                                  -----------           -----------
     Total current deferred tax liability ..............................................           (1,265,904)           (1,215,000)
                                                                                                  -----------           -----------
       Net domestic current deferred tax asset .........................................          $ 2,006,030           $ 1,178,000
                                                                                                  -----------           -----------
Foreign current:
Deferred tax asset:
   Deferred commissions ................................................................          $   232,000           $        --
   Net operating loss carry-forward ....................................................                   --             1,470,064
   Valuation allowance .................................................................                   --            (1,240,000)
                                                                                                  -----------           -----------
     Total foreign current deferred tax asset ..........................................          $   232,000           $   230,064
                                                                                                  -----------           -----------

Net current deferred asset .............................................................          $ 2,238,030           $ 1,408,064
                                                                                                  ===========           ===========

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - INCOME TAXES, continued




                                                                                                            DECEMBER 31,
                                                                                                  ---------------------------------
                                                                                                      1998                  1999
                                                                                                  -----------           -----------

Domestic non-current:
Deferred tax asset:
  Unrealized loss on security ..........................................................          $ 3,009,000           $ 3,009,000
  Intangible assets ....................................................................            3,457,000             5,171,000
  Deferred revenues ....................................................................            1,736,100             1,736,100
  Net operating loss carry-forward .....................................................              454,000                83,000
  Valuation allowance ..................................................................           (3,000,000)           (2,894,000)
  Other ................................................................................                   --               265,000
                                                                                                  -----------           -----------
   Total non-current deferred tax asset ................................................          $ 5,656,100           $ 7,370,100
                                                                                                  -----------           -----------
Deferred tax liability:
  Property and equipment ...............................................................          $  (710,000)          $(1,188,000)
  Intangible assets ....................................................................           (2,155,000)           (1,919,000)
  Other ................................................................................                   --                    --
                                                                                                  -----------           -----------
    Total non-current deferred tax liability ...........................................           (2,865,000)           (3,107,000)
                                                                                                  -----------           -----------
      Net domestic non-current deferred tax asset ......................................          $ 2,791,100           $ 4,263,100
                                                                                                  -----------           -----------
Foreign non-current:
Deferred tax asset:
  Intangible assets ....................................................................          $ 1,571,470           $ 4,058,000
  Deferred revenue .....................................................................                   --             3,391,000
  Net operating loss carry-forward .....................................................              704,000                    --
  Valuation allowance ..................................................................             (704,000)                   --
                                                                                                  -----------           -----------
    Total non-current deferred tax asset ...............................................          $ 1,571,470           $ 7,449,000
                                                                                                  -----------           -----------
Deferred tax liability:
  Property and equipment ...............................................................          $(1,377,000)          $  (865,773)
  Untaxed reserve ......................................................................                   --              (494,000)
                                                                                                  -----------           -----------
    Total non-current deferred tax liability ...........................................           (1,377,000)           (1,359,773)
                                                                                                  -----------           -----------
      Net foreign non-current deferred tax asset .......................................              194,470             6,089,227
                                                                                                  -----------           -----------

Net non-current deferred tax asset .....................................................          $ 2,985,570           $10,352,327
                                                                                                  ===========           ===========


The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings amounted to approximately $38.3 million at December 31, 1999, excluding amounts which, if remitted, generally would result in minimal additional U.S. income taxes because of available foreign tax credits. If the earnings of such foreign subsidiaries were not indefinitely reinvested, a deferred tax liability of approximately $5.0 million would have been required.

At December 31, 1999, the Company's French subsidiary had an operating loss carryforward of approximately $2.9 million that expires through the year 2005. In addition, the Company's Belgian subsidiary had an operating loss carryforward of approximately $575,000 that does not expire.

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - INCOME TAXES, continued


The following summarizes the principal differences between income taxes at the federal statutory rate and the effective income tax amounts reflected in the financial statements:



                                                                                               YEARS ENDED DECEMBER 31,
                                                                                 --------------------------------------------------
                                                                                     1997                1998              1999
                                                                                 ------------       ------------       ------------

Statutory tax .............................................................      $  7,284,233       $  7,141,000       $ 12,513,000
State income taxes, net of federal tax benefit ............................           759,000            669,000            604,000
Effect of income not subject to federal and state income tax ..............        (1,015,000)          (162,000)             9,000
In-process research and development .......................................                --          5,064,000                 --
Valuation on unrealized loss on marketable security .......................                --          3,000,000                 --
Valuation on net operating loss carry-forward .............................                --            704,000            430,000
Non-deductible amortization ...............................................         3,640,000             63,000            514,000
Loss from joint venture ...................................................           990,000          1,382,000                 --
Foreign taxes, net of foreign income not taxed in the
     United States ........................................................           971,763           (565,000)        (1,468,000)
Permanent differences .....................................................           582,000            359,000            440,000
Other .....................................................................           (31,000)           304,966            808,424
                                                                                 ------------       ------------       ------------
   Total provision for income taxes .......................................      $ 13,180,996       $ 17,959,966       $ 13,850,424
                                                                                 ============       ============       ============


The Company is currently under examination by the Internal Revenue Service for the tax year ended July 31, 1997. The Company has reviewed various matters that are under consideration and believes that it has adequately provided for any liability that may result from this examination. In the opinion of management, any liability that may arise from the prior period as a result of the examination will not have a material effect on the Company's financial condition, results of operations, or cash flows.


NOTE 14 - EARNINGS PER SHARE


Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options using the treasury stock method.

The numbers of shares used in the earnings per share computation are as follows:


                                                                                            YEARS ENDED DECEMBER 31,
                                                                              ------------------------------------------------------
                                                                                 1997                  1998                  1999
                                                                              ----------            ----------            ----------

Basic:
   Weighted average common shares outstanding ....................            41,044,002            41,257,623            42,044,574
                                                                              ----------            ----------            ----------
      Total basic shares outstanding .............................            41,044,002            41,257,623            42,044,574

Diluted:
   Dilutive effect of stock options ..............................             1,271,044             1,030,802               950,841
                                                                              ----------            ----------            ----------
      Total diluted shares outstanding ...........................            42,315,046            42,288,425            42,995,415
                                                                              ==========            ==========            ==========

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - COMMITMENTS AND CONTINGENCIES


The Company leases certain equipment and buildings under operating leases having terms ranging from one to twenty-two years. The building leases contain up to two five-year renewal options. Rental expense under operating leases for the years ended December 31, 1997, 1998 and 1999 was approximately $6.1 million, $11.2 million and $16.7 million, respectively.

The Company has a ten-year operating lease agreement, signed in 1995, with the Company's majority shareholder for its corporate aircraft. The lease expense for each of the years ended December 31, 1997, 1998 and 1999 was approximately $618,000, $618,000 and $613,000 respectively.

The following is a schedule of future minimum rental payments under operating leases having a remaining non-cancelable term in excess of one year subsequent to December 31, 1999:


                                                                                 RELATED            NON-RELATED             TOTAL
                                YEAR                                              PARTY                PARTY                AMOUNT
----------------------------------------------------------------------          ----------          -----------          -----------

2000 .................................................................          $  613,000          $11,318,000          $11,931,000
2001 .................................................................             613,000            8,965,000            9,578,000
2002 .................................................................             613,000            7,366,000            7,979,000
2003 .................................................................             613,000            5,175,000            5,788,000
2004 .................................................................             613,000            4,234,000            4,847,000
Thereafter ...........................................................             562,000           11,873,000           12,435,000
                                                                                ----------          -----------          -----------
     Total minimum payments required .................................          $3,627,000          $48,931,000          $52,558,000
                                                                                ==========          ===========          ===========

As of March 7, 2000, the Company is aware of twelve purported class action lawsuits that have been filed against Sykes and certain of its officers alleging violations of federal securities laws. All of the actions were filed in the United States District Court for the Middle District of Florida. The plaintiffs of these lawsuits purport to assert claims on behalf of a class of purchasers of Sykes common stock between April 26, 1999 and February 4, 2000. The actions essentially duplicate one another and plead substantially the same allegations, claiming violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Among other things, the actions allege that beginning in April 1999, the Company and certain of its officers made materially false statements concerning the Company's financial condition. The complaints also claim that the Company's financial statements were not prepared in accordance with generally accepted accounting principles. The actions seek compensatory and other damages, and costs and expenses associated with the litigation.

The Company believes these complaints are without merit and intends to defend the actions vigorously. However, the Company cannot predict the outcome of these lawsuits or the impact that they may have on the Company. The Company also cannot predict whether any other suits, claims, or investigations may arise in the future based on the same claims. The outcome of any of these lawsuits or any future lawsuits, claims, or investigations relating to the same subject matter may have a material adverse impact on the Company's financial condition and results of operations.

The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company's future financial position.


NOTE 16 - EMPLOYEE BENEFIT PLAN


The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the original plan provisions, the Company matched 25% of participant contributions to a maximum matching amount of 1% of participant compensation. During 1997, the Company increased the 401(k) matching provision to 50% of participating contributions to a maximum matching amount of 2% of participant compensation. The Company contribution was approximately $352,000, $601,000 and $753,000 for the years ended December 31, 1997, 1998 and 1999, respectively. In addition, two of the Company's subsidiaries maintained separate defined contribution plans, one of which was merged into the Company's 401(k) plan effective January 1, 1998. The combined contributions made to these plans were approximately $244,000, $149,000 and $233,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - STOCK OPTIONS


In 1995, the Company granted options to an executive officer to purchase 1,143,000 shares of common stock. The options became exercisable three years from the date of grant, except that one-third were exercisable to the extent that the underlying shares were permitted to be included by the underwriters in an underwritten public offering. In November 1996 the Company completed a public offering and 381,000 of the options granted to the executive officer were exercised and sold in the offering. Of the remaining 762,000 options, 200,000 options are outstanding as of December 31, 1999. These options expire if not exercised by the tenth anniversary of their grant date.

Another executive officer was granted options under the Company's 1996 Employee Stock Option Plan to purchase 209,841 shares of the Company's common stock with an exercisable price of (i) 33 1/3% of such shares at $8.00 per share, (ii) 33 1/3% at $7.55 per share, and (iii) 33 1/3% at $6.67 per share. Compensation expense of approximately $42,000, $42,000 and $12,000 is recognized in the general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 1997, 1998 and 1999, respectively.

1996 Employee Stock Option Plan - The Company's 1996 Employee Stock Option Plan (the "Employee Plan") permits the granting of incentive or nonqualified stock options to purchase up to approximately 2,625,000 shares of the Company's common stock at not less than the fair value at the time the options are granted. All options granted under the Employee Plan expire if not exercised by the tenth anniversary of their grant date with the exception of outstanding options converted pursuant to the acquisition of McQueen consistent with pooling-of-interests rules and expire five years from grant date. Certain other officers and employees hold options to purchase additional shares of common stock at a range of $0.03 to $31.27 per share that vest ratably over the three-year period following the date of grant, except for approximately 360,000 options associated with the outstanding options from the acquisition of McQueen which are immediately exercisable. Transactions related to the 1996 Employee Stock Option Plan are summarized as follows:


                                                                                                                     WEIGHTED
                                                                                                                     AVERAGE
                                                                                                                     EXERCISE
                                                                                                    SHARES            PRICE
                                                                                                   ---------         --------

Outstanding at January 1, 1997..........................................................             901,792         $ 15.22
 (Exercisable: 180,000 at $27.67)
    Granted.............................................................................             893,816         $ 19.86
    Exercised...........................................................................            (190,322)        $  8.00
    Expired or terminated...............................................................            (231,300)        $ 19.38
                                                                                                   ---------
Outstanding at December 31, 1997........................................................           1,373,986         $ 16.67
 (Exercisable: 390,966 at $11.02)
    Granted.............................................................................             681,750         $ 21.46
    Exercised...........................................................................            (329,478)        $  3.14
    Expired or terminated...............................................................            (312,656)        $ 23.91
                                                                                                   ---------
Outstanding at December 31, 1998........................................................           1,413,602         $ 20.05
 (Exercisable: 344,053 at $19.49)
    Granted.............................................................................             860,421         $ 23.50
    Exercised...........................................................................            (676,799)        $ 17.71
    Expired or terminated...............................................................            (320,086)        $ 22.70
                                                                                                   ---------
Outstanding at December 31, 1999........................................................           1,277,138         $ 22.90
                                                                                                   =========
 (Exercisable: 364,833 at $20.99)

Options available for future grant .....................................................             151,263
                                                                                                   =========

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - STOCK OPTIONS, continued


The following table further summarizes information about the 1996 Employee Stock Option Plan at December 31, 1999:


                                 NUMBER         WEIGHTED       WEIGHTED         NUMBER         WEIGHTED
                              OUTSTANDING        AVERAGE       AVERAGE       EXERCISABLE        AVERAGE
     RANGE OF                      AT           REMAINING      EXERCISE           AT           EXERCISE
  EXERCISE PRICES            DEC. 31, 1999        LIFE          PRICE       DEC. 31, 1999        PRICE
-------------------------   --------------      ---------     ---------    --------------      --------

$ 0.03   to   $ 1.24               1,667           3.0         $ 1.01           1,667           $ 1.01
$ 8.00                            42,551           6.3         $ 8.00          42,551           $ 8.00
$13.91   to   $30.76           1,232,920           8.8         $23.44         320,615           $22.82
                               ---------                                      -------
Total                          1,277,138           8.8         $22.90         364,833           $20.99
                               =========                                      =======

1996 Non-Employee Director Stock Option Plan - The Company's 1996 Non-Employee Director Stock Option Plan (the "Non-Employee Plan") permits the granting of nonqualified stock options to purchase up to 431,000 shares of the Company's common stock to members of the Board of Directors who are not employees of the Company. Each outside director will receive options to purchase 5,000 shares of common stock on the day following each annual meeting of shareholders. Also, on the date on which a new outside director is first elected or appointed, he or she automatically will be granted options to purchase 5,000 shares of common stock. All options granted will have an exercise price equal to the then fair market value of the common stock. All options granted under the Non-Employee Plan expire if not exercised by the tenth anniversary of their grant date.

Transactions related to the 1996 Non-Employee Director Stock Option Plan are summarized as follows:


                                                                                                           WEIGHTED
                                                                                                           AVERAGE
                                                                                                           EXERCISE
                                                                                            SHARES           PRICE
                                                                                           -------         --------

Outstanding at January 1, 1997.....................................................         56,250          $ 8.00
 (Exercisable: none)
    Granted........................................................................         42,500          $22.61
Exercised..........................................................................        (26,250)         $ 8.00
    Expired or terminated..........................................................             --          $   --
                                                                                           -------
Outstanding at December 31, 1997...................................................         72,500          $16.56
 (Exercisable: none)
    Granted........................................................................         40,000          $20.44
    Exercised......................................................................         (6,250)         $ 8.00
    Expired or terminated..........................................................             --          $   --
                                                                                           -------
Outstanding at December 31, 1998...................................................        106,250          $18.53
 (Exercisable: 38,750 at $16.67)
    Granted........................................................................         35,000          $23.81
    Exercised......................................................................         (8,300)         $ 8.00
    Expired or terminated..........................................................             --          $   --
                                                                                           -------
Outstanding at December 31, 1999...................................................        132,950          $20.58
                                                                                           =======
 (Exercisable: 66,286 at $18.79)

Options available for future grant.................................................        257,250
                                                                                           =======

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - STOCK OPTIONS, continued


The following table further summarizes information about the 1996 Non-Employee Director Stock Option Plan at December 31, 1999:


                          NUMBER          WEIGHTED       WEIGHTED         NUMBER         WEIGHTED
                       OUTSTANDING        AVERAGE        AVERAGE       EXERCISABLE       AVERAGE
   RANGE OF                 AT           REMAINING       EXERCISE           AT           EXERCISE
EXERCISE PRICES       DEC. 31, 1999        LIFE           PRICE       DEC. 31, 1999       PRICE
---------------       -------------      ---------       --------    --------------      --------

     $ 8.00               15,450           6.3           $  8.00          15,450         $  8.00
     $18.39                5,000           8.2           $ 18.39           1,667         $ 18.39
     $20.74               35,000           8.3           $ 20.74          11,669         $ 20.74
     $22.23               37,500           7.4           $ 22.23          32,500         $ 22.23
     $23.81               35,000           9.3           $ 23.81              --         $    --
     $25.42                5,000           7.4           $ 25.42           5,000         $ 25.42
                         -------                                          ------
Total                    132,950           8.0           $ 20.58          66,286         $ 18.79

                         =======                                          ======

1997 Management Incentive Stock Option Plan - The Company's 1997 Management Incentive Stock Option Plan (the "Management Incentive Plan") permits the granting of nonqualified stock options to purchase up to approximately 4,000,000 shares of the Company's common stock at not less than the fair value at the time the options are granted. At December 31, 1998 and 1999, no options granted were exercisable. All options granted under the Management Incentive Plan expire if not exercised by the tenth anniversary of their grant date.

Transactions related to the 1997 Management Incentive Stock Option Plan are summarized as follows:


                                                                                                                 WEIGHTED
                                                                                                                 AVERAGE
                                                                                                                 EXERCISE
                                                                                              SHARES              PRICE
                                                                                            ---------            --------

Outstanding at December 31, 1997....................................................               --            $    --
   Granted..........................................................................          770,000            $ 21.19
   Exercised........................................................................               --            $    --
   Expired or terminated............................................................               --            $    --
                                                                                            ---------
Outstanding at December 31, 1998....................................................          770,000            $ 21.19
   Granted..........................................................................          155,000            $ 29.96
   Exercised........................................................................               --                 --
   Expired or terminated............................................................         (405,000)           $ 20.00
                                                                                            ---------
Outstanding at December 31, 1999....................................................          520,000            $ 24.73
                                                                                            =========

Options available for future grant..................................................        3,480,000
                                                                                            =========

The following table further summarizes information about the 1997 Management Incentive Stock Option Plan at December 31, 1999:


                           NUMBER          WEIGHTED         WEIGHTED          NUMBER         WEIGHTED
                        OUTSTANDING         AVERAGE         AVERAGE        EXERCISABLE        AVERAGE
   RANGE OF                  AT            REMAINING        EXERCISE            AT           EXERCISE
EXERCISE PRICES        DEC. 31, 1999         LIFE            PRICE        DEC. 31, 1999       PRICE
---------------       --------------       ---------        --------      -------------      --------

    $18.93                 20,000            8.7            $  18.93            --             $ --
    $20.00                220,000            8.3            $  20.00            --             $ --
    $27.49                125,000            9.0            $  27.49            --             $ --
    $29.21                 80,000            9.4            $  29.21            --             $ --
    $30.76                 75,000            9.1            $  30.76            --             $ --
                          -------                                            ------
Total                     520,000            8.8            $  24.73            --             $ --
                          =======                                            ======


                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - STOCK OPTIONS, continued


Employee Stock Purchase Plan - Sykes' Employee Stock Purchase Plan (the "ESPP") allows eligible employee participants to purchase shares of the Company's common stock at a discount through payroll deductions. The ESPP, which qualifies under Code Section 423 of the Internal Revenue Code of 1986, was adopted by the Company's Board of Directors on April 1, 1999 and approved by the shareholders. Pursuant to the ESPP, Sykes' reserved 1.0 million shares of its common stock for issuance.

Under the ESPP, eligible employees may purchase the Company common stock at 87.5% of the market price on the last day of the offering period. The maximum each employee may purchase within an offering period shall not exceed $6,250 in market value of Company common stock. The Company will typically have four three-month offering periods each year.

The weighted average fair value of the purchase rights granted during the year ended December 31, 1999 was $28.09. For the year ended December 31, 1999, approximately 16,100 of such shares were purchased and approximately 983,900 remain available for future issuance.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Therefore, no compensation expense has been recognized for stock options granted at fair market value under its plans. If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts as follows:



                                                                                       YEARS ENDED DECEMBER 31,
                                                                          ---------------------------------------------------
                                                                             1997                 1998                1999
                                                                          ----------           ----------          ----------
                                                                                               (Restated)          (Restated)
                                                                              ($ in thousands, except per share amounts)

Net income as reported..............................................      $    7,631           $    2,442          $   21,902
Pro forma net income as prescribed by SFAS 123......................      $    1,584           $   (3,339)         $   14,459
Net income per diluted share as reported............................      $     0.18           $     0.06          $     0.51
Pro forma net income per diluted share as prescribed by

     SFAS 123.......................................................      $     0.04           $    (0.08)         $     0.34


The pro forma amounts were determined using the Black-Scholes valuation model with the following key assumptions: (i) a discount rate of 6.05 percent for 1997, a discount rate of 6.0 percent for 1998, and a discount rate of 6.1 percent for 1999; (ii) a volatility factor of 64.19 percent based upon the average trading price of the Company's common stock since it began trading on the Nasdaq National Market; (iii) no dividend yield; and (iv) an average expected option life of approximately four years and approximately 2 years for the ESPP, for each year presented. In addition, the pro forma amount for 1999 includes approximately $88,000 related to purchase discounts offered under the ESPP (none for 1997 and 1998).

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - GEOGRAPHIC INFORMATION


Information about the Company's operations by geographic location is as follows:


                                                                                          YEARS ENDED DECEMBER 31,
                                                                            --------------------------------------------------------
                                                                                1997                  1998                  1999
                                                                            ------------          ------------          ------------

Revenue:
   North America .................................................          $223,970,601          $295,729,113          $389,146,426
   International .................................................           127,622,509           164,373,213           183,595,271
                                                                            ------------          ------------          ------------
                                                                            $351,593,110          $460,102,326          $572,741,697
                                                                            ============          ============          ============
Income before income taxes:
   North America .................................................          $ 11,496,208          $  6,505,771          $ 21,349,009
   International .................................................             9,316,234            13,896,034            14,403,826
                                                                            ------------          ------------          ------------
                                                                            $ 20,812,442          $ 20,401,805          $ 35,752,835
                                                                            ============          ============          ============
Total assets:
   North America .................................................          $198,328,992          $259,542,009          $297,411,194
   International .................................................            69,867,748           102,255,744           121,984,647
                                                                            ------------          ------------          ------------
                                                                            $268,196,740          $361,797,753          $419,395,841
                                                                            ============          ============          ============



NOTE 19 - SIGNIFICANT CUSTOMER


Revenue from one customer amounted to 10% of revenues for the year ended December 31, 1997. No single customer accounted for 10% of revenues for the years ended December 31, 1998 and 1999, respectively.


NOTE 20 - SUBSEQUENT EVENTS (UNAUDITED)


During February and March 2000, the Company acquired 935,000 shares of its common stock for approximately $15.1 million. The repurchase of these shares was in connection with a stock repurchase program announced in February 2000 in which up to 1.0 million shares of the Company's common stock may be acquired in the open market. The purpose of the stock repurchase program is to enhance shareholder value.

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


                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Consolidated Financial Statements
         Reports of Independent Auditors.


The following information is contained in Item 8 "Financial Statements and Supplementary Data", and is incorporated herein by reference:


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

 4.2 Credit Agreement between NationsBank N.A. and Sykes Enterprises, Incorporated dated as of February 27, 1998. (16)

 4.3 Amendment No. 1 to Credit Agreement between NationsBank N.A. and Sykes Enterprises, Incorporated dated as of March 20, 1998. (16)

 4.4 Guaranty Agreement between Sykes Enterprises, Incorporated and HealthPlan Services Corp. to NationsBank N.A. dated March 16, 1998.
         (16)

 10.1 Loan Agreement between NationsBank, N.A. and Sykes Enterprises, Incorporated dated as of December 31, 1996. (6)


 10.2 Employment Agreement dated as of March 6, 2000 between John H. Sykes and Sykes Enterprises, Incorporated (20).

 10.3 Employment Agreement dated as of March 6, 2000 between David L. Grimes and Sykes Enterprises, Incorporated (20).

 10.4 Employment Agreement dated as of March 6, 2000 between Scott J. Bendert and Sykes Enterprises, Incorporated (20).

 10.5 Employment Agreement dated as of March 6, 2000 between W. Michael Kipphut and Sykes Enterprises, Incorporated (20).

 10.6 Employment Agreement dated as of March 6, 2000 between Dale W. Saville and Sykes Enterprises, Incorporated (20).

 10.7 Employment Agreement dated as of March 6, 2000 between Gerry L. Rogers and Sykes Enterprises, Incorporated (20).

 10.8 Employment Agreement dated as of March 6, 2000 between James E. Lamar and Sykes Enterprises, Incorporated (20).

 10.9 Employment Agreement dated as of March 6, 2000 between Charles E. Sykes and Sykes Enterprises, Incorporated (20).


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


10.23    2000 Stock Option Plan (20).


13.1 1999 Sykes Enterprises, Incorporated Annual Report (incorporates sections only in electronic filing).

21.1 List of subsidiaries of Sykes Enterprises, Incorporated (filed herewith).

23.1     Consent of Ernst & Young LLP

23.2     Consent of PricewaterhouseCoopers LLP

24.1 Power of Attorney relating to subsequent amendments (included on the signature page of this report).


27.1 Financial Data Schedule as of and for the year ended December 31, 1999, as restated (for SEC use only)(filed herewith).

27.2 Financial Data Schedule as of and for the year ended December 31, 1998, as restated (for SEC use only)(filed herewith).

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


(20) Filed as an Exhibit to the Registrant's Form 10-K dated December 31, 1999, and incorporated herein by reference.


      (b) Reports on Form 8-K


          None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 17th day of November, 2000.


                                   SYKES ENTERPRISES, INCORPORATED
                                   (Registrant)



                                   By: /s/ W. Michael Kipphut
                                      -----------------------------------------
                                           W. Michael Kipphut,
                                           Vice President and
                                           Chief Financial Officer

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

 4.2 Credit Agreement between NationsBank N.A. and Sykes Enterprises, Incorporated dated as of February 27, 1998. (16)

 4.3 Amendment No. 1 to Credit Agreement between NationsBank N.A. and Sykes Enterprises, Incorporated dated as of March 20, 1998. (16)

 4.4 Guaranty Agreement between Sykes Enterprises, Incorporated and HealthPlan Services Corp. to NationsBank N.A. dated March 16, 1998.
         (16)

 10.1 Loan Agreement between NationsBank, N.A. and Sykes Enterprises, Incorporated dated as of December 31, 1996. (6)


 10.2 Employment Agreement dated as of March 6, 2000 between John H. Sykes and Sykes Enterprises, Incorporated (20).

 10.3 Employment Agreement dated as of March 6, 2000 between David L. Grimes and Sykes Enterprises, Incorporated (20).

 10.4 Employment Agreement dated as of March 6, 2000 between Scott J. Bendert and Sykes Enterprises, Incorporated (20).

 10.5 Employment Agreement dated as of March 6, 2000 between W. Michael Kipphut and Sykes Enterprises, Incorporated (20).

 10.6 Employment Agreement dated as of March 6, 2000 between Dale W. Saville and Sykes Enterprises, Incorporated (20).

 10.7 Employment Agreement dated as of March 6, 2000 between Gerry L. Rogers and Sykes Enterprises, Incorporated (20).

 10.8 Employment Agreement dated as of March 6, 2000 between James E. Lamar and Sykes Enterprises, Incorporated (20).

 10.9 Employment Agreement dated as of March 6, 2000 between Charles E. Sykes and Sykes Enterprises, Incorporated (20).

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


10.23    2000 Stock Option Plan (20).


13.1 1999 Sykes Enterprises, Incorporated Annual Report (incorporates sections only in electronic filing).

21.1 List of subsidiaries of Sykes Enterprises, Incorporated (filed herewith).

23.1     Consent of Ernst & Young LLP

23.2     Consent of PricewaterhouseCoopers LLP

24.1 Power of Attorney relating to subsequent amendments (included on the signature page of this report).


27.1 Financial Data Schedule as of and for the year ended December 31, 1999, as restated (for SEC use only)(filed herewith).

27.2 Financial Data Schedule as of and for the year ended December 31, 1998, as restated (for SEC use only)(filed herewith).


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


(20) Filed as an Exhibit to the Registrant's Form 10-K dated December 31, 1999, and incorporated herein by reference.