Form 10-Q/A
period 2000-03-31
SYKES ENTERPRISES INC
filed 2000-11-20
CIK 1010612

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         for the transition period from                     to
                                        -------------------    -----------------

         Commission File No.                      0-28274
                             ---------------------------------------------------


                         SYKES ENTERPRISES, INCORPORATED
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Florida                                         56-1383460
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

               100 North Tampa Street, Suite 3900, Tampa, FL 33602
               ---------------------------------------------------

Registrant's telephone number, including area code: (813) 274-1000
                                                    --------------


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

================================================================================




                                  Page 1 of 18
                      The Exhibit Index Appears on Page 17

                                Explanatory Note

On October 30, 2000, Sykes Enterprises, Incorporated ("Sykes") announced the completion of a comprehensive review of its software recognition accounting practices for all significant software licensing arrangements and service contracts with respect to the years ended December 31, 1998 and 1999, and for the nine months ended September 30, 2000. As a result of that review, Sykes determined that the accounting for eight clients' contracts required revision. Sykes determined that revenue that had been recognized should have been recognized either as payments came due, upon completion of all services required under the arrangements or upon the satisfaction of any contingency. Accordingly, Sykes has restated its financial statements for the years ended December 31, 1998 and 1999, and as of March 31, 2000.

This Form 10-Q/A includes such restated financial statements and related notes thereto for the three months ended March 31, 2000, and other information related to such restated financials statements. Except for Items 1 and 2 of Part I and
Exhibit 27.1, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                         SYKES ENTERPRISES, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                                                      DECEMBER 31,         MARCH 31,
                                                                          1999                2000
                                                                     -------------       -------------
                                                                       (Restated)          (Restated)
                                                                                           (Unaudited)

ASSETS
Current assets
  Cash and cash equivalents ...................................      $  31,001,354       $  27,531,677
  Restricted cash .............................................         15,108,523          19,798,883
  Receivables .................................................        126,476,947         145,751,779
  Prepaid expenses and other current assets ...................         15,252,307          16,429,812
                                                                     -------------       -------------

    Total current assets ......................................        187,839,131         209,512,151

Property and equipment, net ...................................        134,755,878         146,370,026
Marketable securities .........................................            199,875             199,875
Intangible assets, net ........................................         76,830,977          74,802,019
Deferred charges and other assets .............................         19,769,980          19,065,125
                                                                     -------------       -------------
                                                                     $ 419,395,841       $ 449,949,196
                                                                     =============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current installments of long-term debt ......................      $   3,236,451       $   4,528,973
  Accounts payable ............................................         37,409,955          28,522,262
  Income taxes payable ........................................            932,158                  --
  Accrued employee compensation and benefits ..................         24,205,591          25,318,215
  Customer deposits ...........................................         11,820,739          22,484,360
  Other accrued expenses and current liabilities ..............         17,159,191          20,015,610
                                                                     -------------       -------------
    Total current liabilities .................................         94,764,085         100,869,420

Long-term debt ................................................         80,052,717          91,755,493
Deferred grants ...............................................         21,198,709          23,217,501
Deferred revenue ..............................................         26,593,100          47,310,635
Other long-term liabilities ...................................          1,400,466           2,683,761
                                                                     -------------       -------------

    Total liabilities .........................................        224,009,077         265,836,810
                                                                     -------------       -------------
Commitments and contingencies

Shareholders' equity
  Preferred stock, $0.01 par value, 10,000,000 shares
    authorized; no shares issued and outstanding ..............                 --                  --
  Common stock, $0.01 par value, 200,000,000 shares authorized;
    42,734,284 and 43,009,063 issued ..........................            427,343             430,091
  Additional paid-in capital ..................................        155,022,390         157,217,819
  Retained earnings ...........................................         45,797,226          52,498,188
  Accumulated other comprehensive income ......................         (5,860,195)         (9,834,772)
                                                                     -------------       -------------
                                                                       195,386,764         200,311,326
  Treasury stock at cost; 1,000,000 shares (none in (1999).....                 --         (16,198,940)
                                                                     -------------       -------------
    Total shareholders' equity ................................        195,386,764         184,112,386
                                                                     -------------       -------------
                                                                     $ 419,395,841       $ 449,949,196
                                                                     =============       =============




          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
              THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 2000
                                   (Unaudited)


                                                           1999                2000
                                                      -------------       -------------
Revenues .......................................      $ 136,377,905       $ 161,311,916
                                                      -------------       -------------
Operating expenses
  Direct salaries and related costs ............         83,246,909         102,211,246
  General and administrative ...................         36,276,791          46,915,076
                                                      -------------       -------------
    Total operating expenses ...................        119,523,700         149,126,322
                                                      -------------       -------------

Income from operations .........................         16,854,205          12,185,594

Other expense
  Interest, net ................................           (658,844)         (1,235,732)
  Other ........................................             83,952                (900)
                                                      -------------       -------------
    Total other expense ........................           (574,892)         (1,236,632)
                                                      -------------       -------------

Income before income taxes .....................         16,279,313          10,948,962
Provision for income taxes .....................          6,300,094           4,248,000
                                                      -------------       -------------

Net income .....................................      $   9,979,219       $   6,700,962
                                                      =============       =============
Net income per share
  Basic ........................................      $        0.24       $        0.16
                                                      =============       =============
  Diluted ......................................      $        0.23       $        0.16
                                                      =============       =============
Weighted average shares outstanding
  Basic ........................................         41,458,845          42,606,204
  Diluted ......................................         42,824,342          42,901,775




          See accompanying notes to consolidated financial statements.

                        SYKES ENTERPRISES, INCORPORATED
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (RESTATED)


                                                                                        Accumulated
                                 Common       Common      Additional                      Other
                                 Stock        Stock        Paid-in         Retained   Comprehensive     Treasury
                                 Shares       Amount       Capital         Earnings       Income         Stock            Total
                              -----------    --------   -------------    -----------  -------------   ------------    -------------
Balance at January 1,
   1999, restated              41,451,905    $414,519   $ 136,199,748    $23,894,815   $(1,407,760)             --    $ 159,101,322

Issuance of common stock          635,164       6,352         536,956             --            --              --          543,308

Net income                             --          --              --      9,979,219            --              --        9,979,219
Foreign currency
   translation adjustment              --          --              --             --      (709,497)             --         (709,497)
Unrealized gain on
   securities                          --          --              --             --         2,754              --            2,754
                                                                                                                      -------------
Comprehensive income                                                                                                      9,272,476
                              -----------    --------   -------------    -----------   -----------    ------------    -------------
Balance at March 31,
   1999 (unaudited)            42,087,069     420,871     136,736,704     33,874,034    (2,114,503)             --      168,917,106

Issuance of common stock          647,215       6,472      10,834,363             --            --              --       10,840,835

Tax-effect of
   non-qualified
   exercise of
   stock options                       --          --       7,451,323             --            --              --        7,451,323

Net income, restated                   --          --              --     11,923,192            --              --       11,923,192
Foreign currency
   translation adjustment              --          --              --             --    (3,745,692)             --       (3,745,692)
                                                                                                                      -------------
Comprehensive income                                                                                                      8,177,500
                              -----------    --------   -------------    -----------   -----------    ------------    -------------
Balance at December 31,
   1999, restated              42,734,284     427,343     155,022,390     45,797,226    (5,860,195)             --      195,386,764

Issuance of common stock          274,779       2,748       2,195,429             --            --              --        2,198,177

Purchase of
  treasury stock                       --          --              --             --            --    $(16,198,940)     (16,198,940)

Net income                             --          --              --      6,700,962            --              --        6,700,962
Foreign currency
   translation adjustment                                                               (3,974,577)             --       (3,974,577)
                                                                                                                      -------------
Comprehensive income                                                                                                      2,726,385
                              -----------    --------   -------------    -----------   -----------    ------------    -------------
Balance at March 31, 2000
(unaudited)                    43,009,063    $430,091   $ 157,217,819    $52,498,188   $(9,834,772)   $(16,198,940)   $ 184,112,386
                              ===========    ========   =============    ===========   ===========    ============    =============




          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 2000
                                   (Unaudited)


                                                                          1999               2000
                                                                      ------------       ------------
                                                                       (Restated)         (Restated)
Cash flows from operating activities
  Net income ...................................................      $  9,979,219       $  6,700,962
  Depreciation and amortization ................................         8,567,604          9,724,197
  Deferred income taxes ........................................        (1,370,488)         6,581,023
  Changes in assets and liabilities
   Receivables .................................................        (7,474,046)       (19,099,531)
   Prepaid expenses and other current assets ...................        (3,232,245)          (966,221)
   Intangible assets ...........................................           (90,139)                --
   Deferred charges and other assets ...........................          (493,952)        (4,656,097)
   Accounts payable ............................................           622,186         (8,887,693)
   Income taxes payable ........................................         1,913,996         (1,107,461)
   Accrued employee compensation and benefits ..................         1,926,373          1,112,624
   Customer deposits, net of restricted cash ...................           736,348          5,973,261
   Other accrued expenses and current liabilities ..............           603,277          2,856,419
   Deferred revenue ............................................           970,285         20,717,535
   Other long-term liabilities .................................          (568,612)           176,653
                                                                      ------------       ------------
    Net cash provided by operating activities ..................        12,089,806         19,125,671
                                                                      ------------       ------------
Cash flows from investing activities
  Capital expenditures .........................................       (19,731,518)       (19,635,308)
                                                                      ------------       ------------
    Net cash used for investing activities .....................       (19,731,518)       (19,635,308)
                                                                      ------------       ------------
Cash flows from financing activities
  Paydowns under revolving line of credit agreements ...........       (17,000,000)       (18,544,603)
  Borrowings under revolving line of credit agreements .........        14,500,000         31,539,903
  Proceeds from issuance of stock ..............................           543,308          2,198,177
  Proceeds from grants .........................................         5,280,976          2,020,000
  Purchase of treasury stock ...................................                --        (16,198,940)
  Payments of long-term debt ...................................        (2,048,615)                --
                                                                      ------------       ------------
    Net cash provided by financing activities ..................         1,275,669          1,014,537
                                                                      ------------       ------------

Adjustments for foreign currency translation ...................          (709,497)        (3,974,577)
                                                                      ------------       ------------

Net decrease in cash and cash equivalents ......................        (7,075,540)        (3,469,677)
Cash and cash equivalents - beginning ..........................        36,348,868         31,001,354
                                                                      ------------       ------------
Cash and cash equivalents - ending .............................      $ 29,273,328       $ 27,531,677
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

On October 30, 2000, Sykes announced the completion of a comprehensive review of its software recognition accounting practices for all significant software licensing arrangements and service contracts for the years ended December 31, 1998 and 1999, and for the nine months ended September 30, 2000. As a result of the review, Sykes determined that the accounting for eight clients' contracts required revision. Sykes determined that revenue that had been recognized, should have been recognized either as payments came due, upon completion of all services under the arrangements or upon the satisfaction of any contingency. As a result, the financial statements for the years ended December 31, 1998 and 1999, the consolidated balance sheet as of March 31, 2000, and the consolidated statements of cash flows for the three months ended March 31, 1999 and 2000, have been restated.

The effects of the restatement of Sykes' consolidated balance sheet as of March 31, 2000 are as follows:

                                                    March 31, 2000
                                         ------------------------------------
                                         As Reported              As Restated
                                         ------------            ------------

         Total assets                    $457,058,364            $449,949,196
         Deferred revenue                $ 45,392,495            $ 47,310,635
         Retained earnings               $ 58,462,965            $ 52,498,188
         Shareholders' equity            $190,077,163            $184,112,386

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 1999 included in the Company's Form 10-K/A for the year ended December 31, 1999 as filed with the United States Securities and Exchange Commission ("SEC") on November 20, 2000.

NOTE 1 - ACQUISITIONS AND MERGERS

On August 20, 1999, the Company acquired all of the common stock of CompuHelpline, Inc., (d/b/a PC Answer) for approximately $340,000 consisting of $40,000 of cash and 11,594 shares of the Company's common stock. PC Answer was engaged in developing, marketing and selling prepaid technical computer support cards and services under the trademark names of PC Answer and MAC Answer. The transaction was accounted for under the purchase method of accounting with resulting goodwill being amortized over a ten-year life. Pro forma information is not presented, as the operating results of PC Answer are not material to the Company's consolidated operations.

Effective August 31, 1999, the Company acquired all of the common stock of Acer Servicios de Informacion Sociedad Anonima ("AIS") of Heredia, Costa Rica for $6.0 million in cash. AIS operated an information technology call center that provided technical support and services to customers in North America and Central America. The transaction was accounted for under the purchase method of accounting with resulting goodwill being

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 2000
                                   (Unaudited)

NOTE 1 - ACQUISITIONS AND MERGERS - (continued)

amortized over a ten-year life. Pro forma information is not presented as the operating results of AIS are not material to the Company's consolidated operations.

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

The Company intends to defend the actions vigorously. However, the Company cannot predict the outcome of this lawsuit or the impact that they may have on the Company. The Company also cannot predict whether any other

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 2000
                                   (Unaudited)

NOTE 3 - COMMITMENTS AND CONTINGENCIES - (continued)

suits, claims, or investigations may arise in the future based on the same claims. The outcome of this lawsuit or any future lawsuits, claims, or investigations relating to the same subject matter may have a material adverse impact on the Company's financial condition and results of operations.

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

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Sykes presents data in the Consolidated Statements of Changes in Shareholders' Equity in accordance with Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. The components of other unaudited comprehensive income are as follows:

                                                                Accumulated
                                                            Other Comprehensive
                                                                  Income
                                                            -------------------
         Balance at December 31, 1999 ....................      $(5,860,195)
         Foreign currency translation adjustment .........       (3,974,577)
                                                                -----------
         Balance at March 31, 2000 (unaudited) ...........      $(9,834,772)
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

The numbers of shares used in the earnings per share computation are as follows:


                                                                                             THREE MONTHS ENDED
                                                                                     --------------------------------
                                                                                      MARCH 31,             MARCH 31,
                                                                                        1999                  2000
                                                                                     ----------            ----------
         Basic:
              Weighted average common shares outstanding ................            41,458,845            42,606,204
                                                                                     ----------            ----------
                     Total weighted average basic shares outstanding ....            41,458,845            42,606,204
         Diluted:
              Dilutive effect of stock options ..........................             1,365,497               295,571
                                                                                     ----------            ----------
                     Total weighted average diluted shares outstanding ..            42,824,342            42,901,775
                                                                                     ==========            ==========

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 2000
                                   (Unaudited)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Sykes Enterprises, Incorporated (the "Company") December 31, 1999 Consolidated Financial Statements, as restated, including the notes thereto. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Words such as "may", "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe the Company's future plans, objectives, or goals also are forward-looking statements. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES (continued)

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

                         SYKES ENTERPRISES, INCORPORATED
                                   FORM 10-Q/A
                      FOR THE QUARTER ENDED MARCH 31, 2000

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a.       The Annual Meeting of Shareholders was held on April 27, 2000.

         b. The following members of the Board of Directors were elected to serve until the 2003 Annual Meeting and until their successors are elected and qualified:


          ----------------------------------------------------------------------------------------------------
                                                        For                   Against                Abstained
          ----------------------------------------------------------------------------------------------------
          John H. Sykes                             34,679,029                   -                    411,857
          ----------------------------------------------------------------------------------------------------
          Furman P. Bodenheimer, Jr.                34,747,880                   -                    343,006
          ----------------------------------------------------------------------------------------------------
          David L. Grimes                           34,680,498                   -                    410,388
          ----------------------------------------------------------------------------------------------------

         The following members of the Board of Directors whose term of office as a director continued after the meeting:

         H. Parks Helms                              Gordon H. Loetz
         Adelaide A. Sink                            Ernest J. Milani
         Linda McClintock-Greco                      Iain A. Macdonald

         c. The proposal to approve the adoption of the Sykes Enterprises, Incorporated's 2000 Stock Option Plan was approved as follows:

         -----------------------------------------------------------------------
                   For                   Against                Abstained
         -----------------------------------------------------------------------
               25,367,254               2,862,648                59,765
         -----------------------------------------------------------------------

         d.       Not applicable

ITEM 5 - OTHER INFORMATION

         None

                         SYKES ENTERPRISES, INCORPORATED
                                   FORM 10-Q/A
                      FOR THE QUARTER ENDED MARCH 31, 2000

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The following document is filed as an exhibit to this Report:

         Financial Data Schedule

(b)      Reports on Form 8-K

         No reports were filed on Form 8-K during the three months ended March 31, 2000.

                         SYKES ENTERPRISES, INCORPORATED
                                   FORM 10-Q/A
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SYKES ENTERPRISES, INCORPORATED
                                    (Registrant)


Date: November 17, 2000             By: /s/ W. Michael Kipphut
-----------------------             --------------------------------------------
                                    W. Michael Kipphut
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                         SYKES ENTERPRISES, INCORPORATED
                                   FORM 10-Q/A
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                  EXHIBIT INDEX

Exhibit                                                                    Page
Number                                                                    Number
-------                                                                   ------

 27.1           Financial Data Schedule                                     17