Form 10-Q/A
period 2000-06-30
SYKES ENTERPRISES INC
filed 2000-11-20
CIK 1010612

===============================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q/A-2


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
         -----------------------------    -------------------------------------


         Commission File No.                     0-28274
                            ---------------------------------------------------


                        SYKES ENTERPRISES, INCORPORATED
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Florida                                    56-1383460
             -------                                    ----------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


              100 North Tampa Street, Suite 3900, Tampa, FL 33602
              ---------------------------------------------------


Registrant's telephone number, including area code:      (813) 274-1000
                                                   ---------------------------


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

===============================================================================




                                  Page 1 of 21
                      The Exhibit Index Appears on Page 20

                                Explanatory Note

On October 30, 2000, Sykes Enterprises, Incorporated ("Sykes") announced the completion of a comprehensive review of its software recognition accounting practices for all significant software licensing arrangements and service contracts with respect to the years ended December 31, 1998 and 1999, and for the nine months ended September 30, 2000. As a result of that review, Sykes determined that the accounting for eight clients' contracts required revision. Sykes determined that revenue that had been recognized should have been recognized either as payments came due, upon completion of all services required under the arrangements or upon the satisfaction of any contingency. Accordingly, Sykes has restated its financial statements for the years ended December 31, 1998 and 1999, and for the six months ended June 30, 2000.

This Form 10-Q/A-2 includes such restated financial statements and related notes thereto for the six months ended June 30, 2000, and other information related to such restated financials statements. Except for Items 1 and 2 of
Part I and Exhibit 27.1, no other information included in the original report on Form 10-Q/A is amended by this Form 10-Q/A-2.

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                        SYKES ENTERPRISES, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS


                                                                          DECEMBER 31,             JUNE 30,
                                                                             1999                    2000
                                                                        -------------          -------------
                                                                          (Restated)             (Restated)
                                                                                                 (Unaudited)

ASSETS
Current assets
  Cash and cash equivalents ...................................         $  31,001,354          $  96,458,337
  Restricted cash .............................................            15,108,523                     --
  Receivables .................................................           126,476,947            135,449,849
  Prepaid expenses and other current assets ...................            15,252,307             16,694,254
                                                                        -------------          -------------

    Total current assets ......................................           187,839,131            248,602,440

Property and equipment, net ...................................           134,755,878            144,035,025
Marketable securities .........................................               199,875                199,875
Intangible assets, net ........................................            76,830,977             14,492,748
Deferred charges and other assets .............................            19,769,980             20,902,752
                                                                        -------------          -------------
                                                                        $ 419,395,841          $ 428,232,840
                                                                        =============          =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current installments of long-term debt ......................         $   3,236,451          $     165,475
  Accounts payable ............................................            37,409,955             39,160,724
  Income taxes payable ........................................               932,158             19,620,867
  Accrued employee compensation and benefits ..................            24,205,591             27,859,257
  Customer deposits ...........................................            11,820,739                     --
  Other accrued expenses and current liabilities ..............            17,159,191             17,715,069
                                                                        -------------          -------------

    Total current liabilities .................................            94,764,085            104,521,392

Long-term debt ................................................            80,052,717             10,158,491
Deferred grants ...............................................            21,198,709             24,890,910
Deferred revenue ..............................................            26,593,100             51,193,698
Other long-term liabilities ...................................             1,400,466              1,724,391
                                                                        -------------          -------------

    Total liabilities .........................................           224,009,077            192,488,882
                                                                        -------------          -------------

Commitments and contingencies

Shareholders' equity
  Preferred stock, $0.01 par value, 10,000,000 shares
    authorized; no shares issued and outstanding ..............                    --                     --
  Common stock, $0.01 par value, 200,000,000 shares authorized;
    42,734,284 and 43,036,153 issued ..........................               427,343                430,362
  Additional paid-in capital ..................................           155,022,390            157,875,285
  Retained earnings ...........................................            45,797,226            107,392,011
  Accumulated other comprehensive income ......................            (5,860,195)           (13,754,760)
                                                                        -------------          -------------
                                                                          195,386,764            251,942,898
  Treasury stock at cost; 1,000,000 shares (none in 1999) .....                    --            (16,198,940)
                                                                        -------------          -------------
    Total shareholders' equity ................................           195,386,764            235,743,958
                                                                        -------------          -------------
                                                                        $ 419,395,841          $ 428,232,840
                                                                        =============          =============

          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 2000
                                   (Unaudited)


                                                           SIX MONTHS ENDED JUNE 30,              THREE MONTHS ENDED JUNE 30,
                                                      ---------------------------------       ---------------------------------
                                                           1999                2000                1999                 2000
                                                      -------------       -------------       -------------       -------------
                                                        (Restated)         (Restated)          (Restated)          (Restated)
Revenues .......................................      $ 272,341,898       $ 317,178,684       $ 135,963,993       $ 155,866,768
                                                      -------------       -------------       -------------       -------------
Operating expenses
  Direct salaries and related costs ............        172,184,824         200,816,736          88,937,915          98,605,490
  General and administrative ...................         74,043,367          92,303,720          37,766,576          45,388,644
  Compensation expense associated with
    exercise of options ........................                 --           7,835,679                  --           7,835,679
  Restructuring and other charges ..............                 --           9,640,000                  --           9,640,000
                                                      -------------       -------------       -------------       -------------
    Total operating expenses ...................        246,228,191         310,596,135         126,704,491         161,469,813
                                                      -------------       -------------       -------------       -------------

Income (loss) from operations ..................         26,113,707           6,582,549           9,259,502          (5,603,045)

Other expense
  Interest, net ................................         (1,535,254)         (2,328,291)           (876,410)         (1,092,559)
  Gain on sale of equity interest in SHPS ......                 --          84,036,465                  --          84,036,465
  Other ........................................             97,080             131,654              13,128             132,554
                                                      -------------       -------------       -------------       -------------
    Total other income (expense) ...............         (1,438,174)         81,839,828            (863,282)         83,076,460
                                                      -------------       -------------       -------------       -------------

Income before income taxes .....................         24,675,533          88,422,377           8,396,220          77,473,415
Provision for income taxes .....................          9,549,017          26,827,592           3,248,923          22,579,592
                                                      -------------       -------------       -------------       -------------

Net income .....................................      $  15,126,516       $  61,594,785       $   5,147,297       $  54,893,823
                                                      =============       =============       =============       =============
Net income per share
  Basic ........................................      $        0.36       $        1.46       $        0.12       $        1.31
                                                      =============       =============       =============       =============
  Diluted ......................................      $        0.35       $        1.45       $        0.12       $        1.30
                                                      =============       =============       =============       =============
Weighted average shares outstanding
  Basic ........................................         41,770,792          42,318,639          42,082,738          42,031,075
  Diluted ......................................         42,960,598          42,522,409          43,096,854          42,098,349




          See accompanying notes to consolidated financial statements.

                        SYKES ENTERPRISES, INCORPORATED
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (RESTATED)


                                                                                   Accumulated
                              Common      Common     Additional                       Other
                              Stock       Stock       Paid-in        Retained     Comprehensive     Treasury
                              Shares      Amount      Capital        Earnings        Income           Stock           Total
                            ----------   --------   ------------   ------------   -------------   ------------    -------------
Balance at January 1,
  1999, restated            41,451,905   $414,519   $136,199,748   $ 23,894,815   $ (1,407,760)             --    $ 159,101,322

Issuance of common
  stock                        829,292      8,293      2,886,640             --             --              --        2,894,933

Net income, restated                --         --             --     15,126,516             --              --       15,126,516
Foreign currency
   translation adjustment           --         --             --             --     (5,139,280)             --       (5,139,280)
                                                                                                                   ------------
Comprehensive income                                                                                                  9,987,236
                            ----------   --------   ------------   ------------   ------------    ------------    -------------
Balance at June 30,
   1999 (unaudited)         42,281,197    422,812    139,086,388     39,021,331     (6,547,040)             --      171,983,491

Issuance of common stock       453,087      4,531      8,484,679             --             --              --        8,489,210

Tax-effect of
   non-qualified exercise
   of stock options                 --         --      7,451,323             --             --              --        7,451,323

Net income, restated                --         --             --      6,775,895             --              --        6,775,895
Foreign currency
   translation adjustment           --         --             --             --        686,845              --          686,845
                                                                                                                   ------------
Comprehensive income                                                                                                  7,462,740
                            ----------   --------   ------------   ------------   ------------    ------------    -------------
Balance at December 31,
   1999, restated           42,734,284    427,343    155,022,390     45,797,226     (5,860,195)             --      195,386,764

Issuance of common stock       301,869      3,019      2,852,895             --             --              --        2,855,914

Purchase of
   treasury stock                   --         --             --             --             --    $(16,198,940)     (16,198,940)

Net income, restated                --         --             --     61,594,785             --              --       61,594,785
Foreign currency
   translation adjustment           --         --             --             --     (7,894,565)             --       (7,894,565)
                                                                                                                   ------------
Comprehensive income                                                                                                 53,700,220
                            ----------   --------   ------------   ------------   ------------    ------------    -------------
Balance at June 30,
   2000 (unaudited)         43,036,153   $430,362   $157,875,285   $107,392,011   $(13,754,760)   $(16,198,940)   $ 235,743,958
                            ==========   ========   ============   ============   ============    ============    =============




          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                   (Unaudited)


                                                                                 1999                   2000
                                                                             ------------          -------------
                                                                              (Restated)             (Restated)
Cash flows from operating activities
  Net income .......................................................         $ 15,126,516          $  61,594,785
  Depreciation and amortization ....................................           16,388,254             19,852,667
  Deferred income taxes ............................................           (1,589,808)               124,919
  Gain on sale of equity interest in SHPS, Incorporated ............                   --            (84,036,465)
  Changes in assets and liabilities
   Receivables .....................................................              726,110            (22,218,833)
   Prepaid expenses and other current assets .......................           (2,730,341)            (2,901,606)
   Deferred charges and other assets ...............................              748,544               (199,916)
   Accounts payable ................................................           (5,920,941)            (5,723,754)
   Income taxes payable ............................................            2,611,520            20,938,049
   Accrued employee compensation and benefits ......................            2,966,286              6,857,227
   Customer deposits, net of restricted cash .......................           (2,277,051)             2,652,610
   Other accrued expenses and current liabilities ..................             (886,283)             1,444,809
   Restructuring and other charges reserve .........................                   --              7,985,061
   Deferred revenue ................................................            4,068,013             24,934,385
   Other long-term liabilities .....................................             (805,407)            (1,385,301)
                                                                             ------------          -------------
    Net cash provided by operating activities ......................           28,425,412             29,918,637
                                                                             ------------          -------------
Cash flows from investing activities
  Capital expenditures .............................................          (30,949,736)           (34,054,827)
  Proceeds from sale of equity interest in SHPS Incorporated .......                   --            159,775,966
  Purchase of marketable securities ................................             (297,599)                    --
                                                                             ------------          -------------
    Net cash provided by (used for) investing activities ...........          (31,247,335)           125,721,139
                                                                             ------------          -------------
Cash flows from financing activities
  Paydowns under revolving line of credit agreements ...............          (40,000,000)          (140,500,000)
  Borrowings under revolving line of credit agreements .............           40,000,000             68,235,436
  Payments of long-term debt .......................................           (3,197,672)            (1,087,840)
  Borrowings under long-term debt ..................................                   --                387,202
  Proceeds from issuance of stock ..................................            2,894,933              2,855,914
  Proceeds from grants .............................................            4,198,335              4,020,000
  Purchases of treasury stock ......................................                   --            (16,198,940)
                                                                             ------------          -------------
    Net cash provided by (used for) financing activities ...........            3,895,596            (82,288,228)
                                                                             ------------          -------------

Adjustments for foreign currency translation .......................           (5,139,280)            (7,894,565)
                                                                             ------------          -------------

Net increase (decrease) in cash and cash equivalents ...............           (4,065,607)            65,456,983
Cash and cash equivalents - beginning ..............................           36,348,863             31,001,354
                                                                             ------------          -------------
Cash and cash equivalents - ending .................................         $ 32,283,256          $  96,458,337
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

On October 30, 2000, Sykes announced the completion of a comprehensive review of its software revenue recognition accounting practices for all significant software licensing arrangements and customer support contracts regarding the recognition of revenue for the years ended December 31, 1998 and 1999, and for the nine months ended September 30, 2000. As a result of this review, Sykes determined that the accounting for eight clients' contracts required revision. Sykes determined that the revenue that had been recognized should have been recognized either as payments became due, as the related services were performed, or upon completion of all services or contractual contingencies required under the agreements. As a result, the Company's financial statements for the years ended December 31, 1998 and 1999, and as of and for the six and three months ended June 30, 2000, have been restated.

The effects of the restatements on the Company's consolidated financial statements for the six and three months ended June 30, 1999 and 2000, are as follows:


                                                                          JUNE 30,
                                                                            2000
                                                                      ---------------
AS ORIGINALLY REPORTED:
     Total assets..................................................   $   437,214,931
     Deferred revenue..............................................   $    49,328,384
     Retained earnings.............................................   $   113,924,499
     Shareholders' equity..........................................   $   242,276,446

AS RESTATED:
     Total assets..................................................   $   428,232,840
     Deferred revenue..............................................   $    51,193,698
     Retained earnings.............................................   $   107,392,011
     Shareholders' equity..........................................   $   235,743,958


                                                       SIX MONTHS ENDED JUNE 30,                THREE MONTHS ENDED JUNE 30,
                                                 ------------------------------------      ------------------------------------
                                                       1999                 2000                 1999                 2000
                                                 ---------------      ---------------      ---------------      ---------------
AS ORIGINALLY REPORTED:
     Revenues .............................      $   270,485,530      $   318,104,803      $   134,107,625      $   156,792,887
     Net income ...........................      $    13,988,562      $    62,162,496      $     4,009,343      $    55,461,534
     Basic net income per share ...........      $          0.33      $          1.47      $          0.10      $          1.32
     Diluted net income per share .........      $          0.33      $          1.46      $          0.09      $          1.32

AS RESTATED:
     Revenues .............................      $   272,341,898      $   317,178,684      $   135,963,993      $   155,866,768
     Net income ...........................      $    15,126,516      $    61,594,785      $     5,147,297      $    54,893,823
     Basic net income per share ...........      $          0.36      $          1.46      $          0.12      $          1.31
     Diluted net income per share .........      $          0.35      $          1.45      $          0.12      $          1.30

The accompanying unaudited consolidated financial statements, as restated, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 1999 included in the Company's Form 10-K/A for the year ended December 31, 1999 as filed with the United States Securities and Exchange Commission ("SEC") on November 20, 2000.

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

On June 30, 2000, the Company sold 93.5% of its ownership interest in SHPS, Incorporated ("SHPS") for approximately $165.5 million cash. The cash proceeds reflected in the Statement of Cash Flows for the six months ended June 30, 2000 is net of approximately $0.7 million used to retire other debt and approximately $5.0 million of cash recorded on SHPS' balance sheet on the date of sale. The sale of SHPS resulted in a gain for financial accounting purposes of approximately $84.0 million ($59.9 million net of taxes). The Consolidated Statements of Income for both the six and three months ended June 30, 2000 include the results of SHPS through June 30, 2000, its disposition date. SHPS generated revenue and net income exclusive of compensation expense associated with the exercise of options during 2000, of $35.7 million and $0.2 million for the six months ended June 30, 2000 compared to $35.5 million and $1.2 million for the six months ended June 30, 1999 and $17.6 million and $0.2 million for the three months ended June 30, 2000 compared to $17.9 million and $0.2 million for the three months ended June 30, 1999

NOTE 2 - CREDIT FACILITY

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

NOTE 2 - CREDIT FACILITY (CONTINUED)

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

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Sykes presents data in the Consolidated Statements of Changes in Shareholders' Equity in accordance with Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Total comprehensive income (loss) was approximately $8.8 million and $53.7 million for the six months ended June 30, 1999 and 2000, respectively, and $0.7 million and $51.0 million for the three months ended June 30, 1999 and 2000, respectively. The components of other unaudited comprehensive income for the six months ended June 30, 2000 are as follows:

                                                               Accumulated
                                                          Other Comprehensive
                                                                 Income
                                                          -------------------
Balance at December 31, 1999 ............................... $ (5,860,195)
Foreign currency translation adjustment ....................   (7,894,565)
                                                             ------------

Balance at June 30, 2000 (unaudited) ....................... $(13,754,760)
                                                             ============

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000
                                   (Unaudited)

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

Earnings associated with the Company's investment in its foreign subsidiaries are considered permanently invested and no provision for United States federal and state income taxes on those earnings or translation adjustments has been provided.

NOTE 5 - RESTRUCTURING AND OTHER CHARGES

During June 2000, management committed to and commenced implementation of a restructuring plan (the "Restructuring Plan"), which was designed to reduce costs and improve operating efficiencies. The significant activities included in the Restructuring Plan include (1) consolidation of certain of the Company's distribution and fulfillment operations, (2) consolidation of certain of the Company's professional staffing and consulting operations, (3) elimination of redundant property, leasehold improvements and equipment, and (4) lease termination costs associated with vacated properties and transportation equipment. Associated with the Restructuring Plan, a charge of approximately $9.6 million ($6.9 million after tax) has been recorded in the second quarter of 2000. The Company plans to reduce the number of employees by 130, of which 115 were associated with the Company's distribution and fulfillment operations and 15 were associated with the professional staffing and consulting operations. The consolidation of certain distribution and fulfillment sites and certain professional consulting offices began during June 2000 and is expected to be completed by June 1, 2001.

The major components of the restructuring and other charges recorded in the quarter ended June 30, 2000 as originally estimated are as follows:

DESCRIPTION
-----------
Severance and related costs ...................................       $1,110,000
Lease termination costs .......................................        3,564,000
Write-down of property and equipment ..........................        2,530,000
Write-down of intangible assets ...............................        1,185,000
Other .........................................................        1,251,000
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

The numbers of shares used in the earnings per share computation are as follows:


                                                                            SIX MONTHS ENDED              THREE MONTHS ENDED
                                                                      --------------------------      --------------------------
                                                                       JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                                         1999            2000            1999            2000
                                                                      ----------      ----------      ----------      ----------
Basic:
     Weighted average common shares outstanding ................      41,770,792      42,318,639      42,082,738      42,031,075
                                                                      ----------      ----------      ----------      ----------

        Total weighted average basic shares outstanding ........      41,770,792      42,318,639      42,082,738      42,031,075
Diluted:
     Dilutive effect of stock options ..........................       1,189,806         203,770       1,014,116          67,274
                                                                      ----------      ----------      ----------      ----------
         Total weighted average diluted shares outstanding .....      42,960,598      42,522,409      43,096,854      42,098,349
                                                                      ==========      ==========      ==========      ==========

                         SYKES ENTERPRISES, INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Sykes Enterprises, Incorporated (the "Company") December 31, 1999, Consolidated Financial Statements, as restated, including the notes thereto. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Words such as "may", "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe the Company's future plans, objectives, or goals also are forward-looking statements. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis.

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

OVERVIEW

On June 13, 2000, the Company announced its initiatives to strategically focus its operations into two business units entitled Business Solutions and Business Services. Sykes' Business Solutions group, which represents approximately 10% of the Company's consolidated revenue, provides professional services in e-commerce, globalization and Customer Relationship Management (CRM) with a focus on business strategy development, solution implementation, web design, development and education, localization and program management. Sykes' Business Services group represents approximately 90% of the Company's consolidated revenue and is comprised of the Company's core competencies of technical and customer support, distribution and fulfillment. These services are delivered through multiple communication channels encompassing web, e-mail and telephony support. The revenue comparisons below reflect the Company's strategic focus on its operations as Business Solutions and Business Services.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

For the six months ended June 30, 2000, the Company recorded consolidated revenues of $317.2 million, an increase of $44.9 million or 16.5%, from the $272.3 million of consolidated revenues for the comparable period during 1999. Exclusive of SHPS (in which 93.5% of the Company's ownership interest was sold on June 30, 2000), revenues increased $44.4 million or 18.7 % to $281.4 million for the six months ended June 30, 2000 from $237.0 million for the comparable period during 1999. This growth in revenue was the result of a $43.7 million or 17.8%

                         SYKES ENTERPRISES, INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999 (CONTINUED)

increase in Business Services' revenues ($43.2 million or 20.6% exclusive of SHPS) and an increase of $1.2 million or 4.5% from Business Solutions' revenues.

The increase in Business Services' revenues for the six months ended June 30, 2000 was primarily attributable to an increase in the number of technical and customer support centers providing services throughout the period, and the resultant increase in e-mail requests and telephony call volumes from clients, the licensing of the Company's diagnostic software, partially offset by a decrease from distribution and fulfillment services revenues. The new technical support centers were required as a result of continued growth of technical and customer support services from both e-commerce and telephony support services. Subsequent to the second quarter of 1999, the Company opened four domestic and four international technical support centers and significantly expanded an additional four international centers. During the six months ended June 30, 2000, the Company recognized $4.7 million of revenue associated with the licensing of the Company's AnswerTeam(TM) diagnostic software, of which $3.5 million relates to a one-year licensing agreement that was completed during the six months ended June 30, 2000, and $1.2 million relates to the pro rata recognition of revenue associated with a licensing agreement completed during 1999. The decrease in distribution and fulfillment services revenue for the six months ended June 30, 2000 was primarily attributable to a client's decision to discontinue its operations within North America.

The increase in Business Solutions' revenues was attributable to a focus on professional e-commerce services, including web design, development and program management, an increase in the average bill rate charged for consulting services and an increase in language translation and localization services. The increase in Business Solutions' revenue for the six months ended June 30, 2000 is partially offset by a $1.9 million reduction in revenue associated with the sale of the Company's Manufacturing and Distribution operations during the second quarter of 1999.

Direct salaries and related costs increased $28.6 million or 16.6% to $200.8 million for the six months ended June 30, 2000, from $172.2 million in 1999. As a percentage of revenues, direct salaries and related costs increased slightly to 63.3% in 2000 from 63.2% for the comparable period in 1999. The increase in the dollar amount was primarily attributable to a $36.1 million increase in salaries and benefits to support revenue growth and associated training costs, partially offset by a $7.3 million decrease in direct material costs associated with distribution and fulfillment services. In addition, during the six months ended June 30, 1999, the Company capitalized $0.6 million of costs related to internally developed software with no additional costs capitalized during the six months ended June 30, 2000. Exclusive of SHPS, direct salaries and related costs increased $24.6 million or 16.1% to $177.6 million or 63.1% of revenue.

General and administrative expenses increased $18.3 million or 24.7% to $92.3 million for the six months ended June 30, 2000, from $74.0 million in 1999. As a percentage of revenues, general and administrative expenses increased to 29.1% in 2000 from 27.2% for the comparable period in 1999. The increase in both the dollar amount and percentage of revenue of general and administrative expenses was primarily attributable to a $6.9 million increase in salaries and benefits to support the Company's organic growth, a $3.7 million increase in depreciation expenses associated with facility and capital equipment expenditures incurred in connection with the integration and expansion of the Company's technical and customer support services, a $2.0 million increase in telecom costs and a $6.6 million increase of other costs. Grants received in excess of property and equipment costs are recognized as a reduction of general and administrative expenses, which were $0.9 million higher during the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Exclusive of SHPS, general and administrative expenses increased $21.0 million or 34.6% to $81.5 million, or 28.9% of revenue.

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

The provision for income taxes increased $17.3 million to $26.8 million for the six months ended June 30, 2000 from $9.5 million for the comparable period in 1999. The increase in the provision for income taxes was primarily attributable to the gain associated with the sale of SHPS, partially offset by the compensation expense associated with the exercise of options and the restructuring and other charges that were incurred during the six months ended June 30, 2000. The Company's effective tax rate exclusive of the gain and one-time charges was 38.8% for the six months ended June 30, 2000 compared to 38.7% for the comparable 1999 period.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

For the three months ended June 30, 2000, the Company recorded consolidated revenues of $155.9 million, an increase of $19.9 million or 14.6%, from the $136.0 million of consolidated revenues for the comparable period during 1999. Exclusive of SHPS, revenues increased $20.2 million or 17.1% to $138.3 million for the three months ended June 30, 2000, from $118.1 million for the comparable period during 1999. This growth in revenue was the result of a $17.7 million or 14.3% increase in Business Services' revenues ($18.0 million or 17.0% exclusive of SHPS) and an increase of $2.2 million or 17.5% from Business Solutions' revenues.

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

                         SYKES ENTERPRISES, INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999 (CONTINUED)

The increase in Business Solutions' revenues for the three months ended June 30, 2000, was attributable to a focus on professional e-commerce services, including web design, development and program management, an increase in the average bill rate charged for consulting services, and an increase in language translation and localization services. The increase in Business Solutions' revenue for the three months ended June 30, 2000 is partially offset by a $0.7 million reduction in revenue associated with the sale of the Company's Manufacturing and Distribution operation during the second quarter of 1999.

Direct salaries and related costs increased $9.7 million or 10.9% to $98.6 million for the three months ended June 30, 2000, from $88.9 million in 1999. As a percentage of revenues, direct salaries and related costs decreased to 63.3% in 2000 from 65.4% for the comparable period in 1999. The increase in the dollar amount was primarily attributable to a $15.4 million increase in salaries and benefits to support revenue growth and associated training costs, partially offset by a $5.7 million decrease in direct material costs associated with distribution and fulfillment services. Exclusive of SHPS, direct salaries and related costs increased $8.8 million or 11.2% to $87.3 million or 63.1% of revenue. The decrease as a percentage of revenue resulted from economies of scale associated with spreading costs over a larger revenue base.

General and administrative expenses increased $7.6 million or 20.2% to $45.4 million for the three months ended June 30, 2000, from $37.8 million in 1999. As a percentage of revenues, general and administrative expenses increased to 29.1% in 2000 from 27.8% for the comparable period in 1999. The increase in the dollar amount of general and administrative expenses was primarily attributable to a $2.3 million increase in salaries and benefits to support the Company's organic growth, a $2.6 million increase in depreciation expenses associated with facility and capital equipment expenditures incurred in connection with the integration and expansion of the Company's technical and customer support, a $1.1 million increase in telecom costs and a $2.5 million increase of other costs. Grants received in excess of property and equipment costs are recognized as a reduction of general and administrative expenses, which were $0.9 million higher during the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Exclusive of SHPS, general and administrative expenses increased $8.2 million or 25.5% to $40.2 million, or 29.0% of revenue.

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

The provision for income taxes increased $19.3 million to $22.6 million for the three months ended June 30, 2000 from $3.2 million for the comparable period in 1999. The increase in the provision for income taxes was primarily attributable to the gain associated with the sale of SHPS, partially offset by the compensation expense associated with the exercise of options and the restructuring and other charges that were incurred during the three months ended June 30, 2000. The Company's effective tax rate exclusive of the gain and one-time charges was 38.8% for the three months ended June 30, 2000 compared to 38.7% for the comparable 1999 period.

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

During the six months ended June 30, 2000, the Company generated approximately $29.9 million in cash from operations. The Company utilized these funds and a portion of the cash generated from the sale of 93.5% of its interest in SHPS to fund repayments under its credit facility, to fund the purchase of $16.2 million of common stock being held in treasury and $34.1 million of capital expenditures. The purchase of the shares of the Company's common stock was in connection with a stock repurchase program announced in February 2000. During July 2000, the Company announced an additional stock repurchase program for up to two million shares. The capital expenditures were predominately the result of the Company's enhancement of its initiatives including the integration and expansion of the Company's technical and customer support centers.

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

                         SYKES ENTERPRISES, INCORPORATED
                                  FORM 10-Q/A-2
                       FOR THE QUARTER ENDED JUNE 30, 2000

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 - OTHER INFORMATION

         None

                         SYKES ENTERPRISES, INCORPORATED
                                  FORM 10-Q/A-2
                       FOR THE QUARTER ENDED JUNE 30, 2000

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

(1) Filed as an Exhibit to the Registrant's Form 10-Q dated June 30, 2000, on August 14, 2000, and incorporated herein by reference.

(2) Filed as an Exhibit to the Form 10-Q/A dated June 30, 2000, on August 15, 2000, and incorporated herein by reference.


(b)      Reports on Form 8-K

         The Registrant filed a Form 8-K, dated June 30, 2000, on July 17, 2000, reporting under Item 2 and Item 7 the sale of a 93.5% ownership interest in SHPS, Incorporated.

                         SYKES ENTERPRISES, INCORPORATED
                                  FORM 10-Q/A-2
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SYKES ENTERPRISES, INCORPORATED
                                   (Registrant)


Date: November 17, 2000            By: /s/ W. Michael Kipphut
-----------------------            -------------------------------
                                   W. Michael Kipphut
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                         SYKES ENTERPRISES, INCORPORATED
                                  FORM 10-Q/A-2
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                  EXHIBIT INDEX

Exhibit
 Number
-------

  27.1                Financial Data Schedule