Form 10-Q
period 2000-09-30
SYKES ENTERPRISES INC
filed 2000-11-20
CIK 1010612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended September 30, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from

    _____________________________________ to ___________________________________

    Commission File No.                      0-28274
                        --------------------------------------------------------

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

              As of November 16, 2000, there were 40,460,273 shares
                          of common stock outstanding.




                                  Page 1 of 42
                      The Exhibit Index Appears on Page 19

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS' REVIEW REPORT

                         SYKES ENTERPRISES, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                                                            DECEMBER 31,             SEPTEMBER 30,
                                                                                1999                      2000
                                                                           -------------             -------------
                                                                                                      (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents ...................................            $  31,001,354             $  26,919,935
  Restricted cash .............................................               15,108,523                        --
  Receivables .................................................              126,476,947               133,791,236
  Prepaid expenses and other current assets ...................               15,252,307                11,307,914
                                                                           -------------             -------------

    Total current assets ......................................              187,839,131               172,019,085

Property and equipment, net ...................................              134,755,878               156,894,718
Marketable securities .........................................                  199,875                        --
Intangible assets, net ........................................               76,830,977                14,042,327
Deferred charges and other assets .............................               19,769,980                21,450,033
                                                                           -------------             -------------
                                                                           $ 419,395,841             $ 364,406,163
                                                                           =============             =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current installments of long-term debt ......................            $   3,236,451             $      66,653
  Accounts payable ............................................               37,409,955                31,394,386
  Income taxes payable ........................................                  932,158                 1,554,341
  Accrued employee compensation and benefits ..................               24,205,591                25,184,833
  Customer deposits ...........................................               11,820,739                        --
  Other accrued expenses and current liabilities ..............               17,159,191                16,893,496
                                                                           -------------             -------------

    Total current liabilities .................................               94,764,085                75,093,709

Long-term debt ................................................               80,052,717                20,170,577
Deferred grants ...............................................               21,198,709                26,985,733
Deferred revenue ..............................................               26,593,100                32,297,296
Other long-term liabilities ...................................                1,400,466                 1,680,798
                                                                           -------------             -------------

    Total liabilities .........................................              224,009,077               156,228,113
                                                                           -------------             -------------

Commitments and contingencies

Shareholders' equity
  Preferred stock, $0.01 par value, 10,000,000 shares
    authorized; no shares issued and outstanding ..............                       --                        --
  Common stock, $0.01 par value, 200,000,000 shares authorized;
    42,734,284 and 43,050,273 issued ..........................                  427,343                   430,503
  Additional paid-in capital ..................................              155,022,390               158,044,747
  Retained earnings ...........................................               45,797,226               104,718,868
  Accumulated other comprehensive income ......................               (5,860,195)              (17,109,567)
                                                                           -------------             -------------
                                                                             195,386,764               246,084,551
  Treasury stock at cost; 2,500,000 shares (none in 1999)......                       --               (37,906,501)
                                                                           -------------             -------------
    Total shareholders' equity ................................              195,386,764               208,178,050
                                                                           -------------             -------------
                                                                           $ 419,395,841             $ 364,406,163
                                                                           =============             =============




          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (Unaudited)


                                                NINE MONTHS ENDED SEPTEMBER 30,         THREE MONTHS ENDED SEPTEMBER 30,
                                               ---------------------------------       ---------------------------------
                                                   1999                 2000                1999               2000
                                               -------------       -------------       -------------       -------------
                                                (Restated)
Revenues ................................      $ 413,308,705       $ 454,749,028       $ 140,966,807       $ 137,570,344
                                               -------------       -------------       -------------       -------------

Operating expenses
  Direct salaries and related costs .....        264,707,291         289,071,026          92,522,468          88,254,290
  General and administrative ............        114,393,523         144,428,243          40,350,154          52,124,522
  Compensation expense associated with
    exercise of options .................                 --           7,835,679                  --                  --
  Restructuring and other charges .......                 --           9,640,000                  --                  --
                                               -------------       -------------       -------------       -------------
    Total operating expenses ............        379,100,814         450,974,948         132,872,622         140,378,812
                                               -------------       -------------       -------------       -------------

Income (loss) from operations ...........         34,207,891           3,774,080           8,094,185          (2,808,468)

Other income (expense)
  Interest, net .........................         (2,588,002)         (2,703,615)         (1,052,748)           (378,511)
  Gain on sale of equity interest in SHPS                 --          84,036,465                  --                  --
  Other .................................            162,958            (927,637)             65,877          (1,056,104)
                                               -------------       -------------       -------------       -------------
    Total other income (expense) ........         (2,425,044)         80,405,213            (986,871)         (1,434,615)
                                               -------------       -------------       -------------       -------------

Income (loss) before provision for income
  taxes .................................         31,782,847          84,179,293           7,107,314          (4,243,083)
Provision for income taxes ..............         12,309,535          25,257,651           2,760,517          (1,569,940)
                                               -------------       -------------       -------------       -------------

Net income (loss) .......................      $  19,473,312       $  58,921,642       $   4,346,797       $  (2,673,143)
                                               =============       =============       =============       =============

Net income (loss) per share
  Basic .................................      $        0.46       $        1.41       $        0.10       $       (0.06)
                                               =============       =============       =============       =============
  Diluted ...............................      $        0.45       $        1.40       $        0.10       $       (0.06)
                                               =============       =============       =============       =============


Weighted average shares outstanding
  Basic .................................         41,940,706          41,909,739          42,280,529          41,133,885
  Diluted ...............................         42,984,543          41,996,844          43,032,429          41,133,885




          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                     Accumulated
                               Common       Common     Additional                       Other
                               Stock        Stock       Paid-in        Retained     Comprehensive     Treasury
                               Shares       Amount      Capital        Earnings         Income          Stock           Total
                            -----------    --------   ------------   ------------   -------------   ------------    -------------

Balance at January 1,
   1999, restated .......    41,451,905    $414,519   $136,199,748   $ 23,894,815   $ (1,407,760)   $         --    $ 159,101,322

Issuance of common
   stock ................       877,982       8,780      4,371,761             --             --              --        4,380,541

Net income, restated ....            --          --             --     19,473,312             --              --       19,473,312
Foreign currency
   translation adjustment            --          --             --             --     (1,854,142)             --       (1,854,142)
                                                                                                                    -------------
Comprehensive income ....            --          --             --             --             --              --       17,619,170
                            -----------    --------   ------------   ------------   ------------    ------------    -------------
Balance at September 30,
   1999 (unaudited) .....    42,329,887     423,299    140,571,509     43,368,127     (3,261,902)             --      181,101,033

Issuance of common stock        404,397       4,044      6,999,558             --             --              --        7,003,602

Tax-effect of non-
   qualified exercise
   of stock options .....            --          --      7,451,323             --             --              --        7,451,323

Net income ..............            --          --             --      2,429,099             --              --        2,429,099
Foreign currency
   translation adjustment            --          --             --             --     (2,598,293)             --       (2,598,293)
                                                                                                                    -------------
Comprehensive
   income (loss) ........            --          --             --             --             --              --         (169,194)
                            -----------    --------   ------------   ------------   ------------    ------------    -------------
Balance at December 31,
   1999, restated .......    42,734,284     427,343    155,022,390     45,797,226     (5,860,195)             --      195,386,764

Issuance of common stock        315,989       3,160      3,022,357             --             --              --        3,025,517

Purchase of treasury
   stock ................            --          --             --             --             --     (37,906,501)     (37,906,501)

Net income ..............            --          --             --     58,921,642             --              --       58,921,642
Foreign currency
   translation adjustment            --          --             --             --    (11,249,372)             --      (11,249,372)
                                                                                                                    -------------
Comprehensive income ....            --          --             --             --             --              --       47,672,270
                            -----------    --------   ------------   ------------   ------------    ------------    -------------
Balance at September 30,
   2000 (unaudited) .....    43,050,273    $430,503   $158,044,747   $104,718,868   $(17,109,567)   $(37,906,501)   $ 208,178,050
                            ===========    ========   ============   ============   ============    ============    =============




          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (Unaudited)


                                                                               1999                     2000
                                                                          ------------             -------------
                                                                           (Restated)
Cash flows from operating activities
   Net income ................................................            $ 19,473,312             $  58,921,642
   Depreciation and amortization .............................              25,801,708                28,353,855
   Deferred income taxes .....................................              (1,281,282)               (1,018,557)
   Gain on sale of equity interest in SHPS, Incorporated .....                      --               (84,036,465)
   Loss on sale of marketable securities .....................                      --                   199,874
   Loss on disposal of property and equipment ................                      --                   400,000
   Changes in assets and liabilities
     Receivables .............................................              (8,721,242)              (28,818,852)
     Prepaid expenses and other current assets ...............              (2,559,345)                2,469,549
     Intangible assets .......................................                 (11,381)                1,184,511
     Deferred charges and other assets .......................              (2,426,292)                  396,566
     Accounts payable ........................................               2,733,837                (8,107,529)
     Income taxes payable ....................................              (1,634,884)                2,861,435
     Accrued employee compensation and benefits ..............               3,239,448                 4,182,803
     Customer deposits, net of restricted cash ...............              (3,254,360)               10,921,326
     Other accrued expenses and current liabilities ..........              (1,013,234)                  663,113
     Restructuring and other charges reserve .................                      --                 1,417,987
     Deferred revenue ........................................               4,554,859                 6,038,471
     Other long-term liabilities .............................                (882,838)               (1,393,344)
                                                                          ------------             -------------
     Net cash provided by (used for) operating activities ....              34,018,306                (5,363,615)
                                                                          ------------             -------------
Cash flows from investing activities
   Capital expenditures ......................................             (43,793,711)              (55,331,475)
   Acquisition of businesses .................................              (5,846,289)                       --
   Proceeds from sale of equity interest in SHPS, Incorporated                      --               159,775,966
   Proceeds from sale of property and equipment ..............                 193,672                        --
                                                                          ------------             -------------
      Net cash provided by (used for) investing activities ...             (49,446,328)              104,444,491
                                                                          ------------             -------------
Cash flows from financing activities
   Paydowns under revolving line of credit agreements ........             (54,500,000)             (153,014,294)
   Borrowings under revolving line of credit agreements ......              59,000,000                90,672,339
   Payments of long-term debt ................................              (3,705,115)               (1,077,262)
   Borrowings under long-term debt ...........................                 903,656                   367,278
   Proceeds from issuance of stock ...........................               4,080,541                 3,025,517
   Proceeds from grants ......................................               7,198,335                 6,020,000
   Purchases of treasury stock ...............................                      --               (37,906,501)
                                                                          ------------             -------------
      Net cash provided by (used for) financing activities ...              12,977,417               (91,912,923)
                                                                          ------------             -------------

Adjustments for foreign currency translation .................              (1,854,142)              (11,249,372)
                                                                          ------------             -------------

Net decrease in cash and cash equivalents ....................              (4,304,747)               (4,081,419)
Cash and cash equivalents - beginning ........................              36,348,863                31,001,354
                                                                          ------------             -------------
Cash and cash equivalents - ending ...........................            $ 32,044,116             $  26,919,935
                                                                          ============             =============




          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000
                                   (Unaudited)

Sykes Enterprises, Incorporated and consolidated subsidiaries ("Sykes" or the "Company") provides vertically integrated technology-based business solutions and services. Sykes' Business Solutions group provides professional services in e-Commerce, and Customer Relationship Management (CRM) with a focus on business strategy development, solution implementation, web design, development and education, localization and program management. Sykes' Business Services group provides value-added customer support outsourcing including technical support, customer service, distribution and fulfillment. These services are delivered through multiple communication channels encompassing web, e-mail and telephony support. Sykes' Business Solutions and Business Services combination offers clients value-added end-to-end solutions. The Company's services are provided to customers on a worldwide basis throughout a wide variety of industries.


On October 30, 2000, Sykes announced the completion of a comprehensive review of its software revenue recognition accounting practices for all significant software licensing arrangements and service contracts with respect to the years ended December 31, 1998 and 1999, and for the nine months ended September 30, 2000. As a result of the review, Sykes determined that the accounting for eight clients' contracts required revision. Sykes determined that the revenue that had been recognized should have been recognized either as payments came due, upon completion of all services required under the arrangements or upon satisfaction of any contingency. Accordingly, the financial statements for the years ended December 31, 1998 and 1999, and certain interim periods have been restated.

The effects of the restatement on the Company's consolidated statements of operations for the nine months ended September 30, 1999 are as follows:



                                                          NINE MONTHS ENDED
                                                         SEPTEMBER 30, 1999
                                                ---------------------------------
                                                 AS REPORTED          AS RESTATED
                                                ------------         ------------

         Revenues .....................         $411,452,337         $413,308,705
         Operating income .............         $ 32,351,523         $ 34,207,891
         Net income ...................         $ 18,335,358         $ 19,473,312
         Net income per share - basic .         $       0.44         $       0.46
         Net income per share - diluted         $       0.43         $       0.45

The accompanying unaudited consolidated financial statements, as restated, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the restated consolidated financial statements and notes thereto as of and for the years ended December 31, 1998 and 1999, included in the Company's Form 10-K/A for the year ended December 31, 1999 as filed with the United States Securities and Exchange Commission ("SEC") on November 20, 2000.

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000
                                   (Unaudited)

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

On June 30, 2000, the Company sold 93.5% of its ownership interest in SHPS, Incorporated ("SHPS") for approximately $165.5 million cash. The cash proceeds reflected in the Statement of Cash Flows for the nine months ended September 30, 2000 is net of approximately $0.7 million used to retire other debt and approximately $5.0 million of cash recorded on SHPS' balance sheet on the date of sale. The sale of SHPS resulted in a gain for financial accounting purposes of approximately $84.0 million ($59.9 million net of taxes). The Consolidated Statement of Operations for the nine months ended September 30, 2000 includes the results of SHPS through June 30, 2000, its disposition date. SHPS generated revenue and net income (loss) exclusive of compensation expense associated with the exercise of options during 2000, of $35.7 million and $0.2 million for the nine months ended September 30, 2000 compared to $53.4 million and $1.0 million for the nine months ended September 30, 1999 and $17.9 million and less than $0.1 million for the three months ended September 30, 1999.

NOTE 2 - CREDIT FACILITY

On May 2, 2000, the Company amended and restated its existing syndicated credit facility with a syndicate of lenders (the "Amended Credit Facility"). Pursuant to the terms of the Amended Credit Facility, the amount of the Company's revolving credit facility was maintained at $150.0 million. The $150.0 million Amended Credit Facility includes a $10.0 million swingline loan to be used for working capital purposes. In addition, the Company amended and restated its $15.0 million multi-currency credit facility that provides for multi-currency lending. Borrowings under the Amended Credit Facility bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to .25% or (b) a Eurodollar rate plus an applicable margin of up to 1.75%. Borrowings under the $10.0 million swingline loan bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to .25% or (b) a Quoted Rate for swingline loans. Borrowings under the $15.0 million multi-currency facility bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to .25% or (b) a quoted Euro rate for swingline loans. The Company paid aggregate financing fees of approximately $0.3 million, which have been deferred and are being amortized over the term of the Amended Credit Agreement. In addition, a commitment fee up to .375% will be charged on the unused portion of the Amended Credit Facility on a quarterly basis. The Amended Credit Facility matures on February 28, 2003, and the multi-currency facility matures on February 28, 2002.

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000
                                   (Unaudited)

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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company is aware of three purported class action lawsuits that have been filed against Sykes and certain of its officers alleging violations of federal securities laws. One of the actions, which is a consolidation of previous class actions, was filed in the United States District Court for the Middle District of Florida, and the other two actions were filed separately in the United States District Court for the Eastern District of New York. The plaintiffs of these lawsuits purport to assert claims on behalf of a class of purchasers of Sykes common stock during part of 1999 and through September 18, 2000. The actions claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Among other things, the actions allege that during 1999 and 2000, the Company and certain of its officers made materially false statements concerning the Company's financial condition and its future prospects. The complaints also claim that certain of the Company's quarterly financial statements during 1999 were not prepared in accordance with generally accepted accounting principles. The actions seek compensatory and other damages, and costs and expenses associated with the litigation.

The Company is aware of a lawsuit file by Kyrus Corporation ("Kyrus") that asserts functionality issues associated with software that Kyrus had licensed from the Company. This litigation is currently pending in the Court of Common Pleas for Greenville County, South Carolina.

The Company intends to defend the actions vigorously. However, the Company cannot predict the outcome of these lawsuits or the impact that they may have on the Company. The Company also cannot predict whether any other suits, claims, or investigations may arise in the future based on the same claims. The outcome of these lawsuits or any future lawsuits, claims, or investigations relating to the same subject matter may have a material adverse impact on the Company's financial condition and results of operations.

The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company's future financial position.

During January 2000, the Company became contingently liable for a letter of credit in the amount of $30.0 million, which guaranteed performance of a contractual obligation. This contractual obligation and associated letter of credit were cancelled during August 2000.

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Sykes presents data in the Consolidated Statements of Changes in Shareholders' Equity in accordance with Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting of comprehensive income and its components. Total comprehensive income
(loss) was approximately $17.6 million and $47.7 million for the nine months ended September 30, 1999 and 2000, respectively, and $7.6 million and $(6.9) million for the three months ended September 30, 1999 and 2000, respectively.

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000
                                   (Unaudited)

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (continued)

The components of other comprehensive income for the nine months ended September 30, 2000 relate to foreign currency translation adjustments and are as follows:

                                                        Accumulated Other
                                                      Comprehensive Income
                                                      --------------------
         Balance at December 31, 1999 .................   $ (5,860,195)
         Foreign currency translation adjustment ......    (11,249,372)
                                                          ------------
         Balance at September 30, 2000 ................   $(17,109,567)
                                                          ============

Earnings associated with the Company's investment in its foreign subsidiaries are considered permanently invested and no provision for United States federal and state income taxes on those earnings or translation adjustments has been provided.

NOTE 5 - RESTRUCTURING AND OTHER CHARGES

During June 2000, management committed to and commenced implementation of a restructuring plan (the "Restructuring Plan"), which was designed to reduce costs and improve operating efficiencies. Significant activities of the Restructuring Plan include the (1) consolidation of certain of the Company's distribution and fulfillment operations, (2) consolidation of certain of the Company's professional staffing and consulting operations, (3) elimination of redundant property, leasehold improvements and equipment, and (4) lease termination costs associated with vacated properties and transportation equipment. A restructuring and other charge of approximately $9.6 million ($6.9 million after tax) was recorded in the second quarter of 2000. The Company planned to reduce the number of employees by 130, of which 115 were associated with the Company's distribution and fulfillment operations and 15 were associated with the professional staffing and consulting operations. The consolidation of certain distribution and fulfillment sites and certain professional consulting offices began during June 2000 and is expected to be completed by June 1, 2001.

The major components of restructuring and other charges recorded in the quarter ended June 30, 2000 as originally estimated are as follows:

         DESCRIPTION
         -----------
             Severance and related costs ................   $1,110,000
             Lease termination costs ....................    3,564,000
             Write-down of property and equipment .......    2,530,000
             Write-down of intangible assets ............    1,185,000
             Other ......................................    1,251,000
                                                            ----------
                                                            $9,640,000
                                                            ==========


During the third quarter of 2000, the Company has reduced the number of employees by 100 in distribution and fulfillment and 15 in professional staffing and consulting operations. A summary of the Restructuring Plan activity is as follows:



         DESCRIPTION
         -----------
             Balance established on June 30, 2000 .................   $ 9,640,000
             Reduction in workforce cash outflows .................      (766,504)
             Lease termination cash payments ......................    (2,975,350)
             Non-cash write-down of property and equipment ........    (2,235,505)
             Non-cash write-down of intangible assets .............    (1,171,508)
             Other cash outflows ..................................    (1,073,146)
                                                                      -----------
             Balance at September 30, 2000 ........................   $ 1,417,987
                                                                      ===========

                         SYKES ENTERPRISES, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000
                                   (Unaudited)

NOTE 6 - EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options using the treasury stock method.

The numbers of shares used in the earnings per share computation are as follows:


                                                                             NINE MONTHS ENDED         THREE MONTHS ENDED
                                                                          -----------------------   -----------------------
                                                                           SEPT. 30,    SEPT. 30,    SEPT. 30,    SEPT. 30,
                                                                             1999         2000         1999         2000
                                                                          ----------   ----------   ----------   ----------
      Basic:
           Weighted average common shares outstanding .................   41,940,706   41,909,739   42,280,529   41,133,885
                                                                          ----------   ----------   ----------   ----------

              Total weighted average basic shares outstanding .........   41,940,706   41,909,739   42,280,529   41,133,885
      Diluted:
         Dilutive effect of stock options .............................    1,043,837       87,105      751,900           --
                                                                          ----------   ----------   ----------   ----------
              Total weighted average diluted
                  shares outstanding ..................................   42,984,543   41,996,844   43,032,429   41,133,885
                                                                          ==========   ==========   ==========   ==========

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors
Sykes Enterprises, Incorporated

We have reviewed the accompanying consolidated balance sheet of Sykes Enterprises, Incorporated as of September 30, 2000 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management. We did not make a similar review of the consolidated statements of operations, changes in shareholders' equity and cash flows for the three-month and nine-month periods ended September 30, 1999.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements at September 30, 2000, and for the three-month and nine-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Sykes Enterprises, Incorporated as of December 31, 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended (not presented herein) and in our report dated February 7, 2000, except for Note 1 as to which the date is October 30, 2000, we expressed an unqualified opinion on those consolidated financial statements, as restated. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.

                                             /s/ Ernst & Young LLP

Tampa, Florida
November 17, 2000

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

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to, customer resistance to Sykes' standardized contract for future bundled service offerings; variations in the term and the elements of services offered under Sykes' standardized contract for future bundled service offerings; changes in applicable accounting principles; difficulties or delays in implementing Sykes' bundled service offerings; failure to achieve sales, marketing, and other objectives of Sykes' strategic alliance; construction delays of new call centers; difficulties in managing growth; rapid technological change; loss of significant customers; risks inherent in conducting business abroad; currency fluctuations; changes in legislation; fluctuations in business conditions and the economy; Sykes' ability to attract and retain key management personnel; the marketplace's continued receptivity to Sykes' bundled service offering; Sykes' ability to continue the growth of its support service revenues through additional technical support centers; Sykes' ability to further penetrate into vertically integrated markets; Sykes' ability to expand its global presence through strategic alliances and selective acquisitions; Sykes' ability to expand its e-commerce service platform revenues; Sykes' ability to continue to establish a competitive advantage through sophisticated technological capabilities; Sykes' ability to complete its restructuring plan; the ultimate outcome of pending class action lawsuits; and the risk factors listed from time to time in Sykes' registration statements and reports as filed with the Securities Exchange Commission. All forward-looking statements are made as of the date hereof, and Sykes undertakes no obligation to update any such forward-looking statements.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

For the nine months ended September 30, 2000, the Company recorded consolidated revenues of $454.7 million, an increase of $41.4 million or 10.0%, from the $413.3 million of consolidated revenues for the comparable period during 1999. Exclusive of SHPS (in which 93.5% of the Company's ownership interest was sold on June 30, 2000), revenues increased $59.0 million or 16.4% to $419.0 million for the nine months ended September 30, 2000 from $360.0 million for the comparable period during 1999. This growth in revenue was the result of a $39.7 million or

                         SYKES ENTERPRISES, INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999 (CONTINUED)

10.6% increase in Business Services' revenues ($57.5 million or 17.9% exclusive of SHPS) and an increase of $1.7 million or 4.5% from Business Solutions' revenues.

The increase in Business Services' revenues for the nine months ended September 30, 2000 was primarily attributable to an increase in the number of technical and customer support centers providing services throughout the period, and the resultant increase in e-mail requests and telephony call volumes from clients, the licensing of the Company's diagnostic software, partially offset by a decrease from distribution and fulfillment services revenues. The new technical support centers were required as a result of continued growth of technical and customer support services from both e-commerce and telephony support services. Subsequent to the third quarter of 1999, the Company opened three domestic and two international technical support centers and significantly expanded an additional four international centers. During the nine months ended September 30, 2000, the Company recognized $7.1 million of revenue associated with the licensing of the Company's AnswerTeam(TM) diagnostic software, of which $3.5 million relates to a one-year licensing agreement that was completed during the nine months ended September 30, 2000, and $2.4 million relates to the pro rata recognition of revenue associated with a licensing agreement completed during 1999. The decrease in distribution and fulfillment services revenue for the nine months ended September 30, 2000 was primarily attributable to the closing of three international and one domestic distribution and fulfillment centers as part of the Company's restructuring plan and a client's decision to discontinue its operations within North America.

The increase in Business Solutions' revenues was attributable to a focus on professional e-commerce services, including web design, development and program management and an increase in the average bill rate charged for consulting services. The increase in Business Solutions' revenue for the nine months ended September 30, 2000 is partially offset by a $1.9 million reduction in revenue associated with the sale of the Company's Manufacturing and Distribution operations during the second quarter of 1999.

Direct salaries and related costs increased $24.4 million or 9.2% to $289.1 million for the nine months ended September 30, 2000, from $264.7 million in 1999. As a percentage of revenues, direct salaries and related costs decreased slightly to 63.6% in 2000 from 64.0% for the comparable period in 1999. The increase in the dollar amount was primarily attributable to a $36.8 million increase in salaries and benefits to support revenue growth and associated training costs, partially offset by a $19.7 million decrease in direct material costs associated with distribution and fulfillment services. In addition, during the nine months ended September 30, 1999, the Company capitalized $0.6 million of costs related to internally developed software with no additional costs capitalized during the nine months ended September 30, 2000. Exclusive of SHPS, direct salaries and all related costs increased $30.9 million or 13.1% to $265.9 million or 63.5% of revenue. The decrease in direct salaries and all related costs as a percentage of revenue resulted from economies of scale associated with spreading costs over a larger revenue base.

General and administrative expenses increased $30.0 million or 26.3% to $144.4 million for the nine months ended September 30, 2000, from $114.4 million in 1999. As a percentage of revenues, general and administrative expenses increased to 31.8% in 2000 from 27.7% for the comparable period in 1999. The increase in both the dollar amount and percentage of revenue of general and administrative expenses was primarily attributable to a $7.7 million increase in salaries and benefits to support the Company's organic growth, a $5.4 million increase in telecom costs, a $3.9 million increase in lease and rent expense, and a $4.2 million increase in depreciation expenses associated with facility and capital equipment expenditures, all generally incurred in connection with the integration and expansion of the Company's technical and customer support services, a $3.1 million increase in bad debt expense, and a $5.7 million increase of legal and professional fees and other costs. Grants received in excess of property and equipment costs are recognized as a reduction of general and administrative expenses, which were $0.9 million higher during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Exclusive of SHPS, general and administrative expenses increased $39.6 million or 42.2% to $133.6 million, or 31.9% of revenue.

                         SYKES ENTERPRISES, INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999 (CONTINUED)

Compensation expense associated with the exercise of options was $7.8 million for the nine months ended September 30, 2000. This charge related to payments made to certain SHPS' option holders as part of the Company's sale of a 93.5% ownership interest in SHPS that occurred on June 30, 2000.

The Company recorded restructuring and other charges of $9.6 million during the nine months ended September 30, 2000. These charges were associated with (1) the consolidation of certain of the Company's distribution and fulfillment operations; (2) the consolidation of certain of the Company's professional services locations; (3) elimination of redundant property, leasehold improvements and equipment; and (4) lease termination costs associated with vacated properties and transportation equipment.

Interest and other expense was $3.6 million during the nine months ended September 30, 2000, compared to $2.4 million during the comparable 1999 period. The increase in interest and other expense for the nine-month period was attributable to $0.7 million of interest expense associated with cancellation of a contractual obligation and a $0.6 million charge associated with the disposition of assets, partially offset by a decrease in the Company's average outstanding debt position. The Company's average debt balance for the nine months ended September 30, 2000, was $67.6 million compared to $77.4 million for the nine months ended September 30, 1999. The decrease in the average debt balance is principally due to the repayment of debt from the proceeds generated from the sale of SHPS, offset by capital expenditures and the Company's repurchase of 2.5 million shares of its common stock during 2000 that are being held as treasury shares.

On June 30, 2000, the Company sold 93.5% of its ownership interest in SHPS for $165.5 million cash. The sale of SHPS resulted in a gain for financial accounting purposes of $84.0 million ($59.9 million net of taxes).

The provision for income taxes increased $13.0 million to $25.3 million for the nine months ended September 30, 2000 from $12.3 million for the comparable period in 1999. The increase in the provision for income taxes was primarily attributable to the gain associated with the sale of SHPS, partially offset by the compensation expense associated with the exercise of options and the restructuring and other charges that were incurred during the nine months ended September 30, 2000. The Company's effective tax rate exclusive of the gain and one-time charges was 39.2% for the nine months ended September 30, 2000 compared to 38.7% for the comparable 1999 period.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

For the three months ended September 30, 2000, the Company recorded consolidated revenues of $137.6 million, a decrease of $3.4 million or 2.4%, from the $141.0 million of consolidated revenues for the comparable period during 1999. Exclusive of SHPS, revenues increased $14.6 million or 11.8% for the three months ended September 30, 2000, from $123.0 million for the comparable period during 1999. This growth in revenue was the result of a $14.1 million or 12.6% increase in Business Services' revenues, exclusive of SHPS, and an increase of $0.5 million or 4.5% from Business Solutions' revenues.

The increase in Business Services' revenues for the three months ended September 30, 2000 was primarily attributable to an increase in the number of technical and customer support centers providing services throughout the period and the resultant increase in e-mail requests and telephony call volumes from clients, partially offset by a decrease from distribution and fulfillment services revenues. The new technical and customer support centers were required as a result of continued growth of technical and customer support services from both e-commerce and traditional telephony support services. During the three months ended September 30, 2000, the Company recognized $1.2 million of revenue associated with the licensing of the Company's AnswerTeam(TM) diagnostic software related to the pro rata recognition of revenue associated with a licensing agreement completed during 1999. The decrease in distribution and fulfillment services revenue for the three months ended September 30, 2000 was primarily attributable to the closing of three international and one domestic distribution and fulfillment centers as

                         SYKES ENTERPRISES, INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999 (continued)

part of the Company's restructuring plan and also a client's decision to discontinue its operations within North America.

The increase in Business Solutions' revenues for the three months ended September 30, 2000, was attributable to a focus on professional e-commerce services, including web design, development and program management and, an increase in the average bill rate charged for consulting services.

Direct salaries and related costs decreased $4.2 million or 4.6% to $88.3 million for the three months ended September 30, 2000, from $92.5 million in 1999. As a percentage of revenues, direct salaries and related costs decreased to 64.2% in 2000 from 65.6% for the comparable period in 1999. The decrease in the dollar amount was primarily attributable to a $6.5 million decrease indirect material costs associated with distribution and fulfillment services, partially offset by a $3.8 million increase in salaries and benefits to support revenue growth and associated training costs. Exclusive of SHPS, direct salaries and all related costs increased $6.3 million or 7.7% to $88.3 million or 64.2% of revenue.

General and administrative expenses increased $11.8 million or 29.2% to $52.1 million for the three months ended September 30, 2000, from $40.3 million in 1999. As a percentage of revenues, general and administrative expenses increased to 37.9% in 2000 from 28.6% for the comparable period in 1999. The increase in the dollar amount of general and administrative expenses was primarily attributable to a $2.2 million increase in salaries and benefits to support the Company's organic growth, a $3.9 million increase in bad debt expenses, a $2.5 million increase in legal and professional fees, a $2.0 million increase in telecom costs and a $1.2 million increase of other costs.
Exclusive of SHPS, general and administrative expenses increased $18.7 million or 55.9% from $33.4 million, or 27.2% of revenue.

Interest and other expense was $1.4 million during the three months ended September 30, 2000, compared to $1.0 million during the comparable 1999 period. The increase in interest and other expense for the three-month period was attributable to $0.7 million of interest expense associated with the cancellation of a contractual obligation and a $0.6 million charge associated with the disposition of assets, partially offset by a decrease in the Company's average outstanding debt position. The Company's average debt balance for the third quarter of 2000 was $15.5 million compared to $78.9 million for the third quarter of 1999. The decrease in the average debt balance is principally due to the repayment of debt from the proceeds generated from the sale of SHPS, offset by capital expenditures and the Company's repurchase of 2.5 million shares of its common stock during 2000 that are being held as treasury shares.

The provision for income taxes decreased $4.4 million to an income tax benefit of $1.6 million for the three months ended September 30, 2000 from $2.8 million for the comparable period in 1999. The decrease in the provision for income taxes was primarily attributable to the loss incurred during the three months ended September 30, 2000. The Company's effective tax rate was 37.0% for the three months ended September 30, 2000 compared to 38.8% for the comparable 1999 period.

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

                         SYKES ENTERPRISES, INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (continued)

During the nine months ended September 30, 2000, the Company utilized proceeds from the sale of SHPS, grants and stock issuances to fund cash repayments of its Amended Credit Facility, capital expenditures, common stock purchases and cash used in operating activities. The purchase of the shares of the Company's common stock was in connection with stock repurchase programs announced in February 2000 and July 2000, respectively. The capital expenditures were predominately the result of integration and expansion of the Company's technical and customer support centers.

On May 2, 2000, the Company amended and restated its existing syndicated credit facility with a syndicate of lenders (the "Amended Credit Facility"). Pursuant to the terms of the Amended Credit Facility, the amount of the Company's revolving credit facility was maintained at $150.0 million. The $150.0 million Amended Credit Facility includes a $10.0 million swingline loan to be used for working capital purposes. In addition, the Company amended and restated its $15.0 million multi-currency credit facility that provides for multi-currency lending. Borrowings under the Amended Credit Facility bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to .25% or (b) a Eurodollar rate plus an applicable margin of up to 1.75%. Borrowings under the $10.0 million swingline loan bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to .25% or (b) a Quoted Rate for swingline loans. Borrowings under the $15.0 million multi-currency facility bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to .25% or (b) a quoted Euro rate for swingline loans. The Company paid aggregate financing fees of approximately $0.3 million, which have been deferred and are being amortized over the term of the Amended Credit Agreement. In addition, a commitment fee up to .375% will be charged on the unused portion of the Amended Credit Facility on a quarterly basis. The Amended Credit Facility matures on February 28, 2003, and the multi-currency facility matures on February 28, 2002. At September 30, 2000, the Company had approximately $145.0 million of availability under its credit facilities.

The Company believes that its current cash levels, accessible funds under its credit facilities and cash flows from future operations will be adequate to meet its working capital needs, continued expansion objectives, anticipated levels of capital expenditures and debt repayment requirements, for the foreseeable future.

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

The Company's exposure to interest rate risk results from its variable rate debt outstanding under its credit facilities. At September 30, 2000, the Company had $20.2 million in debt outstanding at variable interest rates, which is generally equal to the Eurodollar rate plus an applicable margin. Based on the Company's level of variable rate debt during the first nine months of 2000, a one-point increase in the weighted average interest rate would increase the Company's annual interest expense by approximately $0.6 million. Under its current policy, the Company does not use derivative instruments to manage its exposure to changes in interest rates.

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

FLUCTUATIONS IN QUARTERLY RESULTS

For the year ended December 31, 1999, quarterly revenues, as restated, as a percentage of total annual revenues were approximately 24%, 24%, 24% and 28%, respectively, for the first through fourth quarters of the year. The Company has experienced and anticipates that in the future it will continue to experience variations in quarterly revenues. The variations are due to the timing of new contracts and renewal of existing contracts, the timing of expenses incurred to support new business, the timing and frequency of client spending for e-commerce and e-business activities, non-U.S. currency fluctuations, and the seasonal pattern of technical and customer support, and distribution and fulfillment services.

IMPACT OF NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative financial instruments and requires recognition of derivatives in the statement of financial position to be measured at fair value. Gains or losses resulting from changes in the value of derivatives would be accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. This statement is effective for financial statements beginning in 2001. The Company is currently studying the future effects of adopting this statement. However, due to our limited use of derivative financial instruments, adoption of Statement No. 133 is not expected to have a significant effect on our financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and amended it in March and June 2000 with respect to the effective dates. Sykes believes its revenue recognition practices for software meet these requirements. The Company is required to adopt the provisions of this Bulletin in the fourth fiscal quarter of 2000 and is currently in the process of assessing the impact of its adoption on other revenue sources. Further, while Staff Accounting Bulletin No. 101 does not supersede the software industry specific revenue recognition guidance, with which Sykes believes it is in compliance, this bulletin in practice may change interpretations of software recognition requirements.

                         SYKES ENTERPRISES, INCORPORATED
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


PART II - OTHER INFORMATION

ITEM 3 - LEGAL PROCEEDINGS

Reference is made to Part I, Item 3 "Legal Proceedings" of the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1999, filed November 20, 2000. Since March 29, 2000, the Company has not been named as a defendant in any action, which, to the best of the Company's knowledge, could have a material adverse effect on the financial condition or results of operations of the Company other than the actions described below.

A. Actions Arising under Federal Securities Laws. In February 2000, fourteen purported class action lawsuits were filed in the Middle District of Florida against the Company and certain of its officers alleging violations of federal securities laws. In October 2000, the putative class action lawsuits were consolidated before one judge in the United States District Court for the Middle District of Florida. In September 14, 2000, that court appointed co-lead plaintiffs and their counsel. On November 3, 2000, the lead plaintiffs filed an amended class action complaint in the Florida consolidated action. The Company's and the other defendant's response to the amended complaint is due on November 30, 2000.

The complaint contains varying allegations, including that we made materially false and misleading statements with respect to our 1999 financial statements that were part of our filings with the SEC and our press releases during 1999 and 2000. The amended class action complaint alleges claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of that Act. The amended class action purports to assert claims on behalf of a class of purchasers of Sykes common stock during 1999 and through September 18, 2000. The amended class action complaint does not specify the amount of damages sought.

In addition, two class action lawsuits were filed on September 20, 2000 in the United States District Court for the Eastern District of New York. The plaintiffs for the New York actions purport to assert claims on behalf of a class of purchasers of Sykes common stock between February 7, 2000 and September 18, 2000. The complaints for the New York actions contain substantially similar allegations to those in the Florida action. The Company will seek to transfer the New York action to the Middle District of Florida and consolidate the New York action with the Florida consolidated action.

The Company intends to defend the actions vigorously. However, the Company cannot predict the outcome of these lawsuits or the impact that they may have on the Company. The Company also cannot predict whether any other suits, claims, or investigations may arise in the future based on the same claims. The outcome of any of these lawsuits or any future lawsuits, claims, or investigations relating to the same subject matter may have a material adverse impact on the Company's liquidity, financial condition, and results of operations.

B.       Kyrus.

Kyrus Corporation filed a lawsuit against Sykes concerning the license of certain software by Sykes to Kyrus. In 1998, the Company entered into a transaction pursuant to which Sykes granted to Kyrus a license for software related to Sykes' former retail division and used by the retailing industry. In exchange for the license, Sykes received preferred stock of Kyrus valued at $10.0 million. In the suit, Kyrus asserts, in part, that the software contained functionality problems that prevented Kyrus from successfully marketing the software at their projected levels. Based on Kyrus' assertions, the Company was to return up to $4.5 million of the shares of Kyrus preferred stock if Kyrus was unable to reach certain sales volumes from the software. Kyrus' complaint seeks a return of $4.5 million of $10.0 million in preferred stock held by the Company and the recovery of approximately $1.6 million in charges allegedly required to fix customer problems. The Company intends to defend the action vigorously. The Company has tendered the defense to its insurance carrier, who is defending the case but has reserved its rights with respect to any ultimate claims.

C. Other Litigation. From time to time, the Company is involved in other litigation incidental to its business. In the opinion of management, no litigation to which the Company currently is a party is likely to have a materially adverse effect on the Company's results of operations or financial condition, if decided adversely to the Company.

Although the Company intends to defend these lawsuits vigorously, the Company cannot predict the outcome of these lawsuits or the impact that these lawsuits or any other suits, claims, or investigations relating to the same subject matter may have on the Company's liquidity or financial condition.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The following documents are filed as an exhibit to this Report:

         15             Letter re: unaudited interim financial information

         27.1           Financial Data Schedule

(b)      Reports on Form 8-K

         The Registrant filed a form 8-K, dated September 18, 2000, on September 22, 2000, reporting under Item 5 its revised earnings forecast for the second half of 2000, changes to its strategic alliance with Perot Systems, and a restatement of prior financial results.

                         SYKES ENTERPRISES, INCORPORATED
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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


                                    SYKES ENTERPRISES, INCORPORATED
                                    (Registrant)


Date: November 17, 2000             By: /s/ W. Michael Kipphut
-----------------------             --------------------------------------------
                                    W. Michael Kipphut
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                         SYKES ENTERPRISES, INCORPORATED
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                  EXHIBIT INDEX

Exhibit
 Number
-------

  10.26           Employment Agreement dated July 31, 2000 between James E.
                  Lamar and Sykes Enterprises, Incorporated.

  10.27 Employment Separation Agreement dated as of September 20, 2000 between Dale W. Saville and Sykes Enterprises, Incorporated.

  10.28 Employment Separation Agreement dated as of September 22, 2000 between Scott J. Bendert and Sykes Enterprises, Incorporated.

  15              Letter re: unaudited interim financial information

  27.1            Financial Data Schedule