Form 10-K
period 2000-12-31
SYKES ENTERPRISES INC
filed 2001-03-27
CIK 1010612

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-28274

                        SYKES ENTERPRISES, INCORPORATED
             (Exact name of registrant as specified in its charter)

                      FLORIDA                              56-1383460
          (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)              Identification No.)

  100 N. TAMPA STREET, SUITE 3900, TAMPA, FLORIDA             33602
      (Address of principal executive offices)             (Zip Code)

     (Registrant's telephone number, including area code):  (813) 274-1000

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
          Securities registered pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS
                       Voting Common Stock $.01 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 15, 2001, there were 40,103,221 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price reported on the Nasdaq National Market as of March 15, 2001 was $117,025,644.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Documents...................................................   Form 10-K Reference
Portions of the 2000 Sykes Enterprises, Incorporated Annual
Report......................................................     Part II Items 5-8
Portions of the Proxy Statement dated March 27, 2001........  Part III Items 10-13

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        SYKES ENTERPRISES, INCORPORATED

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
                                    PART I
Item 1   Business....................................................      1
Item 2   Properties..................................................     14
Item 3   Legal Proceedings...........................................     15
Item 4   Submission of Matters to a Vote of Security Holders.........     16
                                   PART II
Item 5   Market for Registrant's Common Equity and Related
           Stockholder Matters.......................................     16
Item 6   Selected Financial Data.....................................     16
Item 7   Management's Discussion and Analysis of Financial Conditions
           and Results of Operations.................................     16
Item 7a  Quantitative and Qualitative Disclosures About Market
           Risk......................................................     16
Item 8   Financial Statements and Supplementary Data.................     17
Item 9   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................     17
                                   PART III
Item 10  Directors and Executive Officers of the Registrant..........     18
Item 11  Executive Compensation......................................     18
Item 12  Security Ownership of Certain Beneficial Owners and
           Management................................................     18
Item 13  Certain Relationships and Related Transactions..............     18
                                   PART IV
Item 14  Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.......................................................     18

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Sykes Enterprises, Incorporated and consolidated subsidiaries ("Sykes" or the "Company") is a global leader in providing customer management solutions and services to technology-enabled companies primarily within the technology, communications and financial services markets. Sykes' Business Solutions group provides consultative professional services in e-commerce and customer relationship management with a focus on business strategy, project management, business process redesign, change management, knowledge management, education, training and web development. Sykes' Business Services group provides customer care outsourcing with emphasis on technical support and customer service. These services are delivered through multiple communications channels encompassing phone, e-mail, web and chat. Sykes also provides distribution and fulfillment services throughout Europe including multi-lingual sales order processing via the Internet and phone, full multi-currency financial management, inventory control and storage, vendor management, product delivery and product returns handling. Sykes has developed an extensive global reach with 42 state-of-the-art technical and customer support centers throughout North America, Europe, Latin America, Asia and Africa.

     The Company believes that outsourcing by technology-enabled companies for customer management solutions and services will continue to grow as pressures of the new economy place greater emphasis on customer-facing activities to enhance customer relationships and build brand loyalty. Rapid changes in technology, pricing pressures, growth rates and global competition are making it increasingly difficult for companies to cost-effectively maintain quality, long-term relationships with their customers.

     Sykes was founded in 1977 in North Carolina and moved its headquarters to Florida in 1993. In March 1996, Sykes changed its state of incorporation from North Carolina to Florida. Sykes headquarters are located at 100 North Tampa Street, Suite 3900, Tampa, Florida 33602, and its telephone number is (813) 274-1000.

DIVESTITURE ACTIVITY IN 2000

     On June 30, 2000, the Company sold 93.5% of its ownership interest in SHPS, Incorporated ("SHPS") for approximately $165.5 million cash. The cash proceeds reflected in the Statement of Cash Flows for 2000, included elsewhere in this Form 10-K, is net of approximately $0.7 million used to retire other debt and approximately $5.0 million of cash recorded on SHPS' balance sheet on the date of the sale. The sale of SHPS resulted in a gain for financial reporting purposes of approximately $84.0 million ($59.9 million net of taxes). The 2000 results of operations includes the results of SHPS through June 30, 2000, its disposition date. SHPS generated revenue and income from operations of $35.7 million and $1.7 million, respectively, for the six month period ended June 30, 2000 compared to $73.0 million and $5.9 million for the year ended 1999, exclusive of compensation expense associated with the exercise of options during 2000.

     The Company recorded restructuring and other charges during the second and fourth quarters of 2000 totaling $30.5 million. Related to the second quarter restructuring and other charges totaling $9.6 million, the Company consolidated several European and one U.S. distribution and fulfillment center and closed or consolidated six professional services offices. As a result of the second quarter restructuring, the Company reduced the number of employees by 157 during 2000 and expects the remaining lease obligations related to the closed facilities to be completed by June 2001. Included in the second quarter restructuring and other charges is a $3.5 million lease termination payment related to the corporate aircraft.

     The Company also announced, after a comprehensive review of operations, its decision to exit certain non-core lower margin businesses to reduce costs, improve operating efficiencies and focus on its core competencies of technical support, customer service and consulting solutions. As a result, the Company recorded $20.9 million in restructuring and other charges during the fourth quarter of 2000 related to the closure of its U.S. fulfillment and distribution operations, the consolidation of its Tampa, Florida technical support center into its Charlotte, North Carolina center and the exit of its worldwide localization operations.

In connection with the fourth quarter restructuring, the Company plans to reduce the number of employees by 250. The Company expects to substantially complete the workforce reduction by March 2001 and any remaining lease obligations related to the closed facilities by December 2001. Included in the restructuring and other charges is a $2.4 million severance payment related to the employment contract of the Company's former President.

     The Company estimates it may achieve up to approximately $12.0 million in annualized savings related to the closed operations included in the second and fourth quarter restructurings.

INDUSTRY BACKGROUND

     In today's digital economy, companies require innovative customer management solutions that allow them to enhance the end user's experience with their products and services, strengthen and enhance company brands, maximize the lifetime value of customers, efficiently and effectively deliver human interaction when customers value it most, and deploy best-in-class Customer Relationship Management (CRM) strategies, processes and technologies.

     Technological changes, pricing pressures, fast growth rates and global competition are making it increasingly difficult for companies to cost-effectively maintain in-house the necessary personnel to handle all of their customer management needs. Companies are increasingly turning to outsourcers to perform specialized functions and services in CRM due to the following factors:

     - Increasing importance of companies to focus on customer-facing activities;

     - Increasing need for companies to focus on core competencies rather than non-revenue producing activities;

     - Rapid changes in technology requiring personnel with specialized technical expertise;

     - Growing capital requirements for sophisticated technology needed to maintain the necessary infrastructure to provide timely technical and customer support service;

     - Increasing need to integrate and continually update complex systems incorporating a variety of hardware and software components spanning a number of technology generations;

     - Extensive and ongoing staff training and associated costs required to maintain responsive, up-to-date in-house technical and customer support services; and

     - Cost savings from converting fixed employee costs to flexible, variable costs.

STRATEGY

     The Company's objective is to continue to grow and expand its global customer base as a leading provider of outsourced customer management solutions and services while focusing on its core competencies of technical support, customer service and consulting capabilities. The Company's principal strategies for its Business Services and Business Solutions groups are as follows:

     Continue Growing the Company's Customer Care Outsourcing Encompassing Technical Support and Customer Service. Sykes has grown its Customer Care operations utilizing a strategy of both internal growth and external acquisitions. This plan has resulted in an increase from three technical and customer support centers in 1994 to 42 worldwide as of February 15, 2001, with an additional 2 domestic facilities scheduled to open in 2001. The Company's technical and customer support centers currently have the capacity to handle millions of customer contacts per year depending on the mix of contact media. Sykes has standardized the establishment and ongoing operation of its domestic technical and customer support centers by: (i) locating the centers in smaller communities, near a college or university, with a relatively low cost structure and a technically proficient, stable work force; (ii) constructing the technical and customer support centers modeled after the same prototype; (iii) utilizing standardized procedures to hire and train customer care agents; and (iv) maintaining consistently responsive, high quality services through call monitoring and tracking technology and other quality assurance procedures. The Company's systematic approach and procedures are part of its strategy of providing responsive, high quality and cost efficient support.

     Leverage Customer Relationship Management Practice. The Company's expertise in change management, knowledge management, education and training, coupled with Sykes' customer care outsourcing capabilities, enable the Company to deliver broad based customer management solutions on a global basis. Sykes works with large and medium size companies to review, plan and build their CRM strategies by conducting assessments, audits, strategy definitions, process redesigns as well as the selection and implementation of technology.

     Expand Vertical Market Reach. The Company markets its services on a worldwide basis primarily to technology-enabled companies within the technology, communications and financial services markets. The Company built its industry knowledge by initially focusing on software publishers, personal computer manufacturers and peripheral hardware manufacturers within the technology market, providing Sykes with a competitive advantage in technical support. In 2000, the Company's growth strategy targeted the communications market, where Sykes has leveraged its technical support capabilities to capitalize on dial-up Internet, broadband Internet and wireless services opportunities. Sykes' established presence in these markets provides tremendous opportunities for outsourced services and growth in new target markets such as financial services.

     Establish a Competitive Advantage Through Sophisticated Technology. The Company seeks to establish a competitive advantage by continuing to capitalize on its sophisticated and specialized technological capabilities, including its current private asynchronous transfer mode (ATM) network between North America and Latin America that provides the Company the ability to redirect inquiries and to also carry voice and data over the same network. Sykes flexible and scalable network infrastructure allows the Company to rapidly respond to changes in client voice and data traffic and quickly establish support operations for new and existing clients. Through strategic partnerships, the Company is able to provide fully integrated communication services encompassing e-mail, chat and web, coupled with a self-healing, self-service technical e-support platform. Additional technological capabilities include automatic call distributors, sophisticated call routing and workforce management capabilities, call tracking software, quality management systems and computer-telephony integration (CTI) that enable Sykes' technical and customer support centers to serve as the transparent extension of the Company's clients, receive telephone calls and data directly from our clients' systems, and report detailed information concerning the status and results of the Company's services on a daily basis. The Company's European deployment of Global Direct, Sykes' CRM/e-commerce application, establishes a platform whereby our clients can manage all customer profile and contact information from every communication channel making it a viable customer-facing infrastructure solution to support our clients' CRM initiatives.

     Growth Through Selective Acquisitions and Mergers. The Company has completed numerous strategic combinations since its initial public offering in April 1996. The Company believes there are further opportunities to expand the scope and quality of its support services by acquiring or combining with companies with technical and customer support centers in international markets, which provide quality call center activities within the technology, communications, and financial services markets, as well as companies which enhance its ability to provide such services. The Company will evaluate these opportunities to acquire or combine with organizations, which provide these services within the Company's strategic focus of technology, communications and financial services markets. Many of these companies may be attractive acquisition or merger candidates because they would enable Sykes to expand existing service offerings or open new geographic locations.

SERVICES

     The Company provides innovative customer management solutions and services. The following is a description of Sykes' outsourcing solutions and services:

Business Services

     Customer Care Outsourcing. Sykes provides customer care management solutions that support its clients' customers through the partial or complete outsourcing or in-sourcing of people, processes and technologies. Sykes specializes in providing technical support and customer service through multiple communication channels encompassing phone, e-mail, web and chat through its 18 stand-alone technical and customer support centers in the United States, 3 centers in Canada, 2 centers in Costa Rica, and 19 international technical and customer support centers located in Europe, South Africa, Peoples Republic of China and The Philippines. Client customers contact a Sykes' customer care agent through telephony support, e-mail, web or chat who is specially trained in the applicable product and/or service. The agent acts as a transparent extension of the client in diagnosing problems and providing a solution. The international technical and customer support centers provide global support capabilities in over 18 languages.

     Technical support and customer service provided through the Company's support centers are generally billed to the client based on a fee per e-mail or call, rate per minute or time and material basis. As a result of the significant infrastructure costs required for each support center, the Company requires a minimum billing amount to facilitate planning and capital needs.

     Distribution and Fulfillment Services. Fully integrated with customer care services, the Company provides Pan-European fulfillment solutions including multi-lingual sales order processing via the Internet and phone, full multi-currency financial management, inventory control and storage, vendor management, product delivery and product returns handling.

Business Solutions

     CRM Consulting. The Company's Customer Relationship Management (CRM) practice provides the full range of capabilities required for effectively performing assessments and audits, defining CRM/eCRM strategies, selecting appropriate technologies, defining training and knowledge management methodologies and managing full implementation programs.

     Enterprise Support Services. The Company provides a wide range of enterprise support services for a company's internal support operations ranging from training development, knowledge management and technical staffing services, to the partial or complete outsourcing or in-sourcing of a company's internal help desk. Help desk services are provided to major companies, either at their facilities or through Sykes' support centers. Employees of Sykes' clients telephone the help desk number provided to them by their employer for technical assistance. Trained technicians dedicated to a specific client, answer questions and diagnose and resolve technical problems ranging from a simplistic error message to a wide area network failure.

OPERATIONS

     CRM Consulting and Enterprise Support Services Offices. Consultative professional personnel from Sykes' CRM Consulting and Enterprise Support Services teams are assigned to one of the Company's 9 offices, which are located in metropolitan areas throughout the United States. The Company's CRM consulting practice provides the full range of capabilities required for effectively performing assessments and audits, defining CRM/eCRM strategies, selecting appropriate technologies, defining training and knowledge management methodologies and managing full implementation programs. In addition, the Company provides a wide range of enterprise support services for a company's internal support operations ranging from training development, knowledge management and technical staffing services, to the partial or complete outsourcing or in-sourcing of a company's internal help desk. These CRM Consulting and Enterprise Support Services offices provide a strong recruiting platform for high-end knowledge workers and establish a local presence to service major accounts. Each office is responsible for staffing the consultative professional personnel needs of clients or managing program implementations within its geographic region. These offices give Sykes the ability to (i) offer a broad range of consultative professional services to existing clients, and (ii) deliver flexible, innovative solutions to new and existing clients in each market. The number of consultative professionals assigned to each office ranges from 40 to 150.

     Each office is staffed with one or more account executives whose goal is to become the client's partner in evaluating and meeting their customer care needs. The account executive's primary responsibilities include: client development; understanding and identifying clients' customer management needs; working closely with recruiters to staff assignments appropriately; setting billing rates for each assignment; and monitoring ongoing assignments. Each account executive is responsible for between four and ten active corporate accounts, some of which may involve several projects with multiple operating units of a particular company. The account executive cultivates and maintains relationships with the executive officers and numerous department and project managers within the client's organization.

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

     Technical and Customer Support Centers. The Company's strategy in the United States is to locate its technical and customer support centers in smaller communities with similar demographic characteristics, typically near a college or university. The Company believes these characteristics tend to provide a well-educated, technically proficient employee pool from which to attract qualified candidates. These locations also tend to have lower labor and infrastructure costs than large metropolitan areas.

     New technical and customer support centers are established to accommodate anticipated growth in the Company's business or in response to a specific customer need. The Company believes there are opportunities to establish additional technical and customer support centers in the United States and Europe and potentially in Asia, the Pacific Rim region and South America.

     A typical domestic technical and customer support center is approximately 42,000 square feet, has 432 work stations and can handle in excess of 12,000 user transactions per day. The technical and customer support centers employ current technology in PBX switches, call tracking software, telephone-computer integration, interactive voice response and relational database management systems that are integrated into centrally managed local area networks and wide area networks. The Company's equipment and technology enable it to serve as the transparent extension of its clients at a low cost per transaction and provide its clients with immediate access to the status and results of the Company's services. Due to its modular, open system architecture, the Company's computer system allows timely system updates and modifications.

     The Company utilizes call-tracking software and systems to provide efficient scheduling of personnel to accommodate fluctuations in call volume. Automated call distributors and digital switches identify each call by the number dialed and automatically route the call to a customer care agent with the applicable knowledge and training. The customer care calls are routed directly from the end user to the technical and customer support center or are routed from the client's place of business.

     Technical and customer support center systems capture and download to permanent databases a variety of information concerning each call for reporting on a daily basis to clients, including number and duration of calls which are important for billing purposes, response time and results of the call. Summary data and complete databases are made available to the client to enable it to monitor the level of service provided by the Company, as well as to determine whether end users of its products are encountering recurring problems that require modification. The databases also provide Sykes' clients with considerable marketing information concerning end users, such as whether the user is a home or business user and regional differences in purchasing patterns or usage. The Company maintains tape backups and offsite storage to assure the integrity of its reporting systems and databases.

     The technical and customer support centers are protected by a fire extinguishing system and backup generators and short-term battery backup in the event of a power outage, reduced voltage or a power surge. Rerouting of telephone calls to one of the other technical support centers is also available in the event of a telecommunications failure, natural disaster or other emergency. Security measures are imposed to prevent unauthorized access. Software and related data files are backed up daily and stored off site at multiple locations. The Company carries business interruption insurance covering interruptions that might occur as a result of damage to its business. In addition, the Company believes that it has adequate arrangements with its equipment vendors pursuant to which damaged equipment can be replaced promptly.

     Distribution and Fulfillment Centers. Sykes had originally expanded its distribution and fulfillment services through acquisitions, and through its ability to utilize the Internet. During 2000, Sykes consolidated several European distribution and fulfillment centers and announced the closure of its U.S. distribution and fulfillment centers. Sykes currently has 5 distribution and fulfillment centers located in Europe.

QUALITY ASSURANCE

     Sykes trains, monitors and supervises its employees to enhance the efficiency and the quality of its services. Representatives of the Company's clients conduct the training of new customer care agents in-house at the technical and customer support centers through certified trainers or Sykes actively recruits highly skilled professionals to staff specific assignment needs of its clients. Generally, employees also receive ongoing training throughout the year to respond to changes in technology.

     A support center manager supervises project leaders, team leaders, technicians and customer support representatives dedicated to individual client accounts. Each team leader at the support centers monitors approximately ten customer care agents. A project leader supervises a particular client's account by monitoring calls and reviewing quality standards. Using call tracking software, the project leader monitors the number of calls each technician handles, the duration of each call, time between calls, response time, number of queries resolved after the first call and other statistics important in measuring and enhancing productivity and service levels. Remote and on-site call monitoring systems and on-line performance tracking are used to enhance high quality services. Clients have daily access to a variety of measures of service performance tracked by the Company's technology and can monitor calls directly through the Company's remote call monitoring systems.

     The Company emphasizes a team approach in order to provide high quality, customized solutions to meet its clients' customer management needs. The Company's account executives and recruiters who work together to achieve a successful relationship between the client and the Company provide the central role in this team approach. The team shares information on active and prospective clients, reviews the availability of the staff and discusses general market conditions. Such forums enable the teams to remain informed and knowledgeable on the latest technologies and to identify business development opportunities as they emerge.

     In November 2000, the Company announced that one of its Bismarck, North Dakota technical and customer support centers received certification for the COPC-2000(R) Standard (Customer Operations Performance Center Inc.) for technical support and help desk services. The COPC-2000(R) Standard was developed in 1996 by representatives from American Express, Dell, L.L. Bean, Microsoft, Motorola, Novell and other customer focused companies that wanted measurable standards to improve the level of service quality their customers received from external customer service providers. The development team used the criteria and framework of the Malcolm Baldrige National Quality Award as the foundation of the standard, and adapted the Baldrige criteria to accommodate the practical realities of the customer support industry. In addition to the Bismarck center, which marks the Company's first step towards global COPC certification, the Company is also in the process of certifying one of its Pan-European, multi-lingual customer support centers as well as several other centers in the United States. The Company is committed to the COPC 2000 standard and anticipates that it will eventually replace the current ISO 9002 standard within the support industry. The Company's commitment to quality has resulted in receiving the STAR Award for the years 1995 through 1999 in the highest call volume category and received a lifetime achievement award during 2000. This award has been presented annually since 1988 by the Software Support Professionals Association (SSPA) to the software support company that achieves superior customer satisfaction and call metrics.

SALES AND MARKETING

     The Company's marketing objective is to develop long-term relationships with existing and potential clients to become the preferred vendor for their customer management outsourcing services. Sykes believes that its significant client base provides excellent opportunities for further marketing and cross selling of its broad range of capabilities. The Company markets its services through a variety of methods, including client referrals, personal sales calls, advertising in industry publications, attending trade shows, direct mailings to targeted customers, telemarketing and cross selling additional services to existing clients. The Company currently employs 110 people in its sales force.

     As part of its marketing efforts, the Company invites potential and existing customers to visit the technical and customer support centers, where the Company demonstrates its sophisticated telecommunications and call tracking technology, quality procedures and the knowledge of its technicians. The Company also demonstrates its ability to quickly accommodate a new customer or a significant increase in business from an existing customer by emphasizing its systematic approach to establishing and managing support centers.

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

     The Company's sales force is composed of field sales representatives and major account executives that manage relationships with existing accounts. In addition, the Company has inside customer sales representatives who receive customer inquiries and provide outbound lead generation for the field sales force.

CLIENTS

     The Company serves clients in the United States, Canada, Latin America, Europe, The Philippines, Peoples Republic of China and South Africa. The Company primarily markets to Fortune 500 corporations within the technology, communications and financials services industries. The Company believes its globally recognized client base presents opportunities for further cross marketing of its services.

     No single client accounted for 10% or more of consolidated revenues for the years ended December 31, 2000, 1999, and 1998, respectively. The Company's loss of (or the failure to retain a significant amount of business with) its key clients could have a material adverse effect on the Company. The Company's largest ten clients accounted for approximately 49% of the consolidated revenues in 2000, exclusive of SHPS revenue. Many of the Company's contracts are cancelable by the client at any time or on short-term notice, and clients may unilaterally reduce their use of the Company's services under such contracts without penalty. Sykes provided services to over 1,000 clients during 2000.

COMPETITION

     The industry in which the Company competes is extremely competitive and highly fragmented. While many companies provide customer management solutions and services, management believes no one company is dominant. There are numerous and varied providers of such services, including firms specializing in various CRM consulting, support center operations, product distribution, general management consulting firms, major accounting firms, divisions of large hardware and software companies and niche providers of customer management solutions and services, many of whom compete in only certain markets. The Company's competitors include many companies who may possess substantially greater resources, greater name recognition and a more established customer base than the Company. In addition, in-house personnel have provided the services offered by the Company historically.

     The Company believes that the most significant competitive factors in the sale of its services include quality, reliability, scalability, flexibility, experience, price and tailored service offerings. As a result of intense competition, customer management solutions and services frequently are subject to pricing pressure. Customers also require vendors to be able to provide services in multiple locations. Competition for contracts for many of Sykes' services takes the form of competitive bidding in response to requests for proposals.

INTELLECTUAL PROPERTY

     The Company relies upon a combination of contract provisions and trade secret laws to protect the proprietary technology it uses at its technical and customer support centers and facilities, and relies on a combination of copyright, trademark and trade secret laws to protect its proprietary software. The Company attempts to further protect its trade secrets and other proprietary information through agreements with employees and consultants. The Company does not hold any patents and does not have any patent applications pending. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to deter misappropriation of its proprietary rights or third party development of similar proprietary software. Sykes(R), SEI(R), REAL PEOPLE. REAL SOLUTIONS.(R) are registered service marks of the Company. Sykes holds a number of registered trademarks, including QAPLUS(R), ETSC(R), FS PRO(R) and FS PRO MARKETPLACE(R), QA+(R) and ANSWEREXPRESS(R).

EMPLOYEES

     As of February 15, 2001, the Company had 17,300 employees (full-time and part-time), consisting of 15,200 customer care agents at the technical and customer support centers, 470 in CRM consulting, 320 in distribution and fulfillment services, 110 in sales and marketing and 1,200 in management, administration and finance.

     The technical and service nature of the Company's business makes its employees an important corporate asset. While the market for qualified personnel is extremely competitive, the Company believes its relationship with its employees is good. The Company's employees, with the exception of three employees in Scotland, are not represented by any labor union.

     The Company recruits its personnel through a continually updated recruiting network. This network includes a seasoned team of technical recruiters, a Company-wide candidate database, internet/newspaper advertising, candidate referral programs and job fairs. However, demand for qualified professionals conversant with certain technologies may outstrip supply, as new skills are needed to keep pace with the requirements of customer engagements. Competition for such personnel is intense and employee turnover in this industry is high.

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, and projections about the Company, management's beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made from time to time by or on behalf of Sykes. Words such as "may," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe the Company's future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this report. The Company's actual results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: the marketplace's continued receptivity to Sykes' terms and elements of services offered under Sykes' standardized contract for future bundled service offerings; Sykes' ability to continue the growth of its support service revenues through additional technical and customer support centers; Sykes' ability to leverage its customer relationship management practice; Sykes' ability to further penetrate into vertically integrated markets; Sykes' ability to expand revenues within the global markets; Sykes' ability to continue to establish a competitive advantage through sophisticated technological capabilities, and the following risk factors:

  The Company Faces Uncertainties Relating To Pending Litigation

     Sykes faces uncertainties relating to the pending litigation described in "Item 3. Legal Proceedings." Although the Company intends to vigorously defend these lawsuits, it cannot predict the outcome or the impact they may have on the Company. Sykes also cannot predict whether any other suits, claims, or investigations may arise in the future based on the same or other claims. Regardless of the outcome of any of these lawsuits or any future lawsuits, claims, or investigations relating to the same or any other subject matter, the Company may incur substantial defense costs and such actions may cause a diversion of management time and attention. Also, it is possible that Sykes may be required to pay substantial damages or settlement costs which could have a material adverse effect on its financial condition or results of operation.

  Dependence on Key Clients

     Sykes derives a substantial portion of its revenues from a few clients. Sykes' largest ten clients accounted for approximately 49%, 52%, and 44% of its consolidated revenue for the years ended December 31, 2000, 1999, and 1998, respectively, exclusive of SHPS revenue. No single client accounted for 10% or more of consolidated revenues for the years ended December 31, 2000, 1999, and 1998, respectively. Sykes' loss of, or the failure to retain a significant amount of business with, any of its key clients could have a material adverse effect on Sykes' business, financial condition and results of operations. Generally, Sykes' contracts with its clients are cancelable by the client at any time or on short-term notice, and clients may unilaterally reduce their use of Sykes' services under such contracts without penalty. Thus, Sykes' contracts with its clients do not ensure that Sykes will generate a minimum level of revenues.

  Inability to Attract and Retain Experienced Personnel May Adversely Impact Sykes' Business

     Sykes business is labor intensive and places significant importance on its ability to recruit, train, and retain qualified technical and consultative professional personnel. Sykes generally experiences high turnover of its personnel and is continuously required to recruit and train replacement personnel as a result of a changing and expanding work force. Additionally, demand for qualified consultative professionals conversant with certain technologies is intense and may outstrip supply, as new and additional skills are required to keep pace with evolving computer technology. Sykes' ability to locate and train employees is critical to Sykes' achieving its growth objective. Sykes' inability to attract and retain qualified personnel or an increase in wages or other costs of attracting, training, or retaining qualified personnel could have a material adverse effect on Sykes' business, financial condition and results of operations.

  The Company Faces Potential Difficulties in Continuing to Expand and Manage Growth

     Sykes has grown rapidly. The Company cannot guarantee that it will be able to continue to expand or successfully manage its growth. This growth has placed, and is expected to continue to place, significant demands on Sykes' management. The Company also cannot guarantee that it will achieve levels of revenue and profitability or otherwise perform as expected.

  The Company's Strategy of Growing through Selective Acquisitions and Mergers Involves Potential Risks

     The Company evaluates opportunities to expand the scope of its services through acquisitions and mergers. The Company may be unable to identify companies that complement its strategy, and even if it identifies a company that complements its strategy, Sykes may be unable to acquire or merge with the company. In addition, the decrease in the price of the Company's common stock could hinder Sykes' growth strategy, including growth through acquisitions.

     The Company's acquisition strategy involves other potential risks. These risks include:

     - the inability to obtain the capital required to finance potential acquisitions on satisfactory terms; and

     - the diversion of management's attention to the integration of the businesses to be acquired;

     - the risk that the acquired businesses will fail to maintain the quality of services that Sykes has historically provided;

     - the need to implement financial and other systems and add management resources;

     - the risk that key employees of the acquired business will leave after the acquisition;

     - potential liabilities of the acquired business;

     - unforeseen difficulties in the acquired operations;

     - adverse short-term effects on Sykes' operating results;

     - lack of success in assimilating or integrating the operations of acquired businesses with those of Sykes;

     - the dilutive effect of the issuance of additional equity securities;

     - the incurrence of additional debt or issuing additional equity securities as a result of future acquisitions;

     - the impairment of goodwill and other intangible assets involved in any acquisitions that are accounted for using the purchase method of accounting;

     - the businesses we acquire not proving profitable; and potentially incurring additional indebtedness.

  Rapid Technological Change

     Rapid technological advances, frequent new product introductions and enhancements, and changes in client requirements characterize the market for information technology services. Sykes' future success will depend in large part on its ability to service new products, platforms, and rapidly changing technology. These factors will require Sykes to provide adequately trained personnel to address the increasingly sophisticated, complex and evolving needs of its clients. In addition, Sykes' ability to capitalize on its acquisitions will depend on its ability to continually enhance software and services and adapt such software to new hardware and operating system requirements. Any failure by Sykes to anticipate or respond rapidly to technological advances, new products and enhancements, or changes in client requirements could have a material adverse effect on Sykes' business, financial condition and results of operations.

  Reliance on Technology and Computer Systems

     Sykes has invested significantly in sophisticated and specialized communications and computer technology and has focused on the application of this technology to meet its clients' needs. Sykes anticipates that it will be necessary to continue to invest in and develop new and enhanced technology on a timely basis to maintain its competitiveness. Significant capital expenditures may be required to keep Sykes' technology up-to-date. There can be no assurance that any of Sykes' information systems will be adequate to meet its future needs or that Sykes will be able to incorporate new technology to enhance and develop its existing services. Moreover, investments in technology, including future investments in upgrades and enhancements to software, may not necessarily maintain Sykes' competitiveness. Sykes' future success will also depend in part on its ability to anticipate and develop information technology solutions that keep pace with evolving industry standards and changing client demands.

  Dependence on Trend Toward Outsourcing

     Sykes' business and growth depend in large part on the industry trend toward outsourcing customer management. Outsourcing means that an entity contracts with a third party, such as Sykes, to provide support services rather than perform such services in house. There can be no assurance that this trend will continue, as organizations may elect to perform such services themselves. A significant change in this trend could have a material adverse effect on Sykes' business, financial condition and results of operations. Additionally, there can be no assurance that Sykes' cross-selling efforts will cause its clients to purchase additional services from Sykes or adopt a single-source outsourcing approach.

  Risk of Emergency Interruption of Technical and Customer Support Center Operations

     Sykes' operations are dependent upon its ability to protect its technical and customer support centers and its information databases against damages that may be caused by fire and other disasters, power failure, telecommunications failures, unauthorized intrusion, computer viruses and other emergencies. The temporary or permanent loss of such systems could have a material adverse effect on Sykes' business, financial condition, and results of operations. Notwithstanding precautions taken by the Company to protect itself and its clients from events that could interrupt delivery of its services, there can be no assurance that a fire, natural disaster, human error, equipment malfunction or inadequacy, or other event would not result in a prolonged interruption in Sykes' ability to provide support services to its clients. Such an event could have a material adverse effect on Sykes' business, financial condition and results of operations.

  Risks Associated with International Operations and Expansion

     The Company intends to continue to pursue growth opportunities in markets outside the United States. At December 31, 2000, Sykes' international operations were conducted from 19 technical and customer support centers located in Sweden, The Netherlands, France, Germany, South Africa, Scotland, Ireland, Hungary, Turkey, Peoples Republic of China, and The Philippines. Revenues from these operations for the years ended December 31, 2000, 1999, and 1998, were 38%, 36%, and 38%, of consolidated revenues, respectively, exclusive of SHPS revenue. The Company also conducts business in Canada and Costa Rica which are included in the Americas geographic region. International operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, tariffs and taxes, import/export license requirements, the imposition of trade barriers, difficulties in staffing and managing foreign operations, political uncertainties, longer payment cycles, foreign exchange restrictions that could limit the repatriation of earnings, possible greater difficulties in accounts receivable collection, potentially adverse tax consequences, and economic instability.

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

  Existence of Substantial Competition

     The markets for Sykes' services are highly competitive, subject to rapid change, and highly fragmented. While many companies provide information technology services, Sykes believes no one company is dominant. There are numerous and varied providers of such services, including firms specializing in call center operations, temporary staffing and personnel placement companies, general management consulting firms, divisions of large hardware and software companies and niche providers of information technology services, many of whom compete in only certain markets. Sykes' competitors include many companies who may possess substantially greater resources, greater name recognition and a more established customer base than it does. In contrast to Sykes' competitors, in-house personnel often provide the services offered by Sykes. Increased competition, the failure of Sykes to compete successfully, pricing pressures, loss of market share and loss of clients could have a material adverse effect on Sykes' business, financial condition, and results of operations.

     Many of Sykes' large clients purchase customer management solutions and services primarily from a limited number of preferred vendors. Sykes has experienced and continues to anticipate significant pricing pressure from these clients in order to remain a preferred vendor. These companies also require vendors to be able to provide services in multiple locations. Although Sykes believes it can effectively meet its clients' demands, there can be no assurance that it will be able to compete effectively with other information technology services companies. Sykes believes that the most significant competitive factors in the sale of its services include quality, reliability, scalability, flexibility, experience, price and tailored service offerings.

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

  Control by Principal Shareholder and Anti-Takeover Considerations

     As of the date of this report, John H. Sykes, Sykes' Chairman of the Board, President and Chief Executive Officer, beneficially owned more than 43% of Sykes' outstanding common stock. As a result, Mr. Sykes will have substantial influence in the election of the Company's directors and in determining the outcome of other matters requiring shareholder approval.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides the names and ages of the Company's executive officers, and the positions and offices with the Company currently held by each of them:

NAME                   AGE   PRINCIPAL POSITION
----                   ---   ------------------
John H. Sykes........  64    Chairman and Chief Executive Officer
James E. Lamar.......  54    Group Executive and Executive Vice
                             President -- Business Services
Mitchell I. Nelson...  32    Group Executive and Senior Vice President -- Business
                               Solutions
Gerry L. Rogers......  55    Group Executive, Senior Vice President and Chief
                               Information Officer
Charles E. Sykes.....  38    Senior Vice President -- Marketing
Jenna R. Nelson......  37    Group Executive and Vice President, Human Resources
W. Michael Kipphut...  47    Vice President and Chief Financial Officer
James T. Holder......  42    General Counsel and Corporate Secretary

     John H. Sykes has held the titles and responsibilities of Chairman and Chief Executive Officer of the Company since December 1998. He has been President of the Company from inception in 1977 until December 1998. Previously, Mr. Sykes was Senior Vice President of CDI Corporation, a publicly held technical services firm.

     James E. Lamar joined the Company in May 1999 as Vice President and Managing Director of EMEA and was named Group Executive and Executive Vice President -- Business Services during July 2000. From March 2000 until July 2000, Mr. Lamar was named Group Executive and Senior Vice President -- International. From 1994 to 1999, Mr. Lamar held various management positions with Lucent Technologies, a publicly held telecommunications firm, most recently as Managing Director of Licensing for Europe, the Middle East and Africa.

     Mitchell I. Nelson joined the Company in August 1999 and was named Group Executive and Senior Vice President -- Business Solutions during July 2000. From January 1999 to July 1999, Mr. Nelson was Vice President of Professional Services Worldwide with IMRglobal, an IT strategy consulting and e-business solutions organization. Mr. Nelson was a partner with EC Werks, an e-business/e-commerce consulting firm, from October 1997 until December 1999 when IMRglobal acquired it. From January 1996 to September 1997, Mr. Nelson held the position of President and Chief Executive Officer for Technology Architects until it was sold to EC Werks. Previously, Mr. Nelson was General Manager and Director of Professional Services of Waldec Group, a consulting and technology systems integration company.

     Gerry L. Rogers joined the Company in February 1999 as Group Vice President, North America and was named Group Executive, Senior Vice President and Chief Information Officer during July 2000. From March 2000 until July 2000, Mr. Rogers was named Group Executive and Senior Vice President -- The Americas. From 1968 to 1999, Mr. Rogers held various management positions with AT&T, a publicly held telecommunications firm, most recently as General Manager for the Business Growth Markets.

     Charles E. Sykes joined the Company in 1986 and was named Senior Vice President -- Marketing during March 2000. In December 1996, Mr. Sykes was appointed Vice President Sales and held the position of Regional Manager of the Midwest Region for Professional Services from 1992 until 1996. Mr. Charles E. Sykes is the son of Mr. John H. Sykes.

     Jenna R. Nelson joined the Company in August 1993 and was named Group Executive and Vice President, Human Resources during January 2001. In August 1998, Ms. Nelson was appointed Vice President, Human Resources and held the position of Director, Human Resources and Administration from August 1996 to July 1998. From August 1993 until July 1996, Ms. Nelson served in various management positions within the Company, including Director of Administration.

     W. Michael Kipphut joined the Company in March 2000 as Vice President and Chief Financial Officer. From September 1998 to February 2000, Mr. Kipphut held the position of Chief Financial Officer for USA Floral Products, Inc., a publicly held worldwide perishable products distributor. From September 1994 until September 1998, Mr. Kipphut held the position of Vice President and Treasurer for Spalding & Evenflo Companies, Inc., a global manufacturer of consumer products.

     James T. Holder joined the Company in December 2000 as General Counsel and was named Corporate Secretary in January 2001. From November 1999 until November 2000, Mr. Holder served in a consulting capacity as Special Counsel to Checkers Drive-In Restaurants, Inc., a publicly held restaurant operator and franchisor. From November 1993 until November 1999, Mr. Holder served in various capacities at Checkers including Corporate Secretary, Chief Financial Officer and Senior Vice President and General Counsel.

ITEM 2.  PROPERTIES

     The Company's principal executive offices are located in Tampa, Florida. This facility currently serves as the headquarters for senior management, the financial and administrative departments and the Tampa office. The following table sets forth additional information concerning the Company's facilities:

                                                                                    SQUARE          LEASE
PROPERTIES                                         GENERAL USAGE                     FEET        EXPIRATION
----------                          --------------------------------------------    ------      -------------
UNITED STATES LOCATIONS
Tampa, Florida....................  Corporate headquarters                           18,000     December 2002
Tampa, Florida....................  Office                                           56,900     June 2002
Ada, Oklahoma.....................  Technical and customer support center            42,000     Company owned
Bismarck, North Dakota............  Technical and customer support centers(2)        84,000     Company owned
Charlotte, North Carolina.........  Technical and customer support center            52,000     October 2001
Greeley, Colorado.................  Technical and customer support center            42,000     Company owned
Hays, Kansas......................  Technical and customer support center            42,000     Company owned
Klamath Falls, Oregon.............  Technical and customer support center            42,000     Company owned
Manhattan, Kansas.................  Technical and customer support center            42,000     Company owned
Milton-Freewater, Oregon..........  Technical and customer support center            42,000     Company owned
Morganfield, Kentucky.............  Technical and customer support center            42,000     Company owned
Perry County, Kentucky............  Technical and customer support center            42,000     Company owned
Minot, North Dakota...............  Technical and customer support center            42,000     Company owned
Pikesville, Kentucky..............  Technical and customer support center            42,000     Company owned
Ponca City, Oklahoma..............  Technical and customer support center            42,000     Company owned
Scottsbluff, Nebraska               Technical and customer support center            42,000     Company owned
Sterling, Colorado................  Technical and customer support center            34,000     Company owned
Eveleth, Minnesota................  Technical and customer support center            42,000     Company owned
Nashville, Tennessee..............  Distribution center                              91,200     October 2001
Atlanta, Georgia..................  Office                                            4,900     June 2003
Cary, North Carolina..............  Office                                            3,700     March 2003
Charlotte, North Carolina.........  Office                                            2,900     June 2001
Charlotte, North Carolina.........  Office                                           37,800     October 2003
Dallas, Texas.....................  Office                                            3,000     June 2003
Denver, Colorado..................  Office                                            2,000     April 2001
Poughkeepsie, New York............  Office                                            1,000     January 2002
                                                                                                September
St. Louis, Missouri...............  Office                                            5,700     2001
INTERNATIONAL LOCATIONS
Amsterdam, The Netherlands........  Technical and customer support center/           70,500     July 2004
                                    International headquarters
Budapest, Hungary.................  Technical and customer support center            15,700     June 2002
                                                                                                September
Edinburgh, Scotland...............  Technical and customer support center/office     36,000     2019
Heredia, Costa Rica...............  Technical and customer support centers(2)        23,800     June 2001
London, Ontario, Canada...........  Technical and customer support center            45,000     Company owned
Toronto, Ontario, Canada..........  Technical and customer support center            14,600     December 2006
Moncton, New Brunswick............  Technical and customer support center             8,200     December 2001
Les Ulis, France..................  Technical and customer support center            36,200     January 2007
Bochum, Germany...................  Technical and customer support center            29,100     June 2001

                                                                                    SQUARE          LEASE
PROPERTIES                                         GENERAL USAGE                     FEET        EXPIRATION
----------                          --------------------------------------------    ------      -------------
Hannover, Germany.................  Technical and customer support center            12,500     November 2008
Hamburg, Germany..................  Technical and customer support center             6,400     June 2001
Esslingen, Germany................  Technical and customer support center             9,200     December 2005
Pasewalk, Germany.................  Technical and customer support center            41,900     July 2001
Wilhelmshaven, Germany............  Technical and customer support centers(2)        36,800     March 2003
Manila, The Philippines...........  Technical and customer support center            26,100     October 2002
Sunninghill, South Africa.........  Technical and customer support center            12,500     June 2001
Ed, Sweden........................  Technical and customer support center            44,000     November 2002
Sveg, Sweden......................  Technical and customer support center            35,100     June 2001
Istanbul, Turkey..................  Technical and customer support center            20,700     June 2001
Shanghai, PRC.....................  Technical and customer support center            41,900     May 2002
                                                                                                September
Florence, Italy...................  Technical and customer support center            32,300     2002
                                    Technical and customer support center and
Shannon, Ireland..................  distribution center                              66,000     April 2013
                                                                                                September
Aachen, Germany...................  Distribution center                              49,400     2002
Sevran, France....................  Distribution center                              19,400     August 2002
Galashiels, Scotland..............  Distribution center                             126,700     Company owned
Upplands Vasby, Sweden............  Distribution center                              21,300     December 2001
Stockholm, Sweden.................  Sales office                                      5,000     December 2001
London, Ontario, Canada...........  Sales office                                      2,000     August 2002
Ottawa, Ontario, Canada...........  Sales office                                      5,400     March 2002
Vancouver, British Columbia.......  Sales office                                        400     June 2002

     The Company owns each of its domestic technical and customer support centers as identified and anticipates that additional support centers may be required due to growth and expansion. In addition to the above list, the Company has established technical and customer support centers at its customer's production facilities in Germany, Peoples Republic of China and Turkey.

     The Company currently has two domestic facilities scheduled to open in 2001 and may operate from time-to-time in temporary facilities to accommodate growth before new support centers are available. The Company is currently utilizing one such temporary facility totaling 27,800 square feet.

ITEM 3.  LEGAL PROCEEDINGS

A. CLASS ACTION LITIGATION

     The Company is aware of 16 purported class action lawsuits that have been filed against Sykes and certain of its officers alleging violations of federal securities laws. All of the actions have been consolidated into one case which is pending in the United States District Court for the Middle District of Florida. The plaintiffs purport to assert claims on behalf of a class of purchasers of Sykes common stock during the period from July 27, 1998 through September 18, 2000. The consolidated action claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Among other things, the consolidated action alleges that during 2000, 1999 and 1998, the Company and certain of its officers made materially false statements concerning the Company's financial condition and its future prospects. The consolidated complaint also claims that certain of the Company's quarterly financial statements during 1999 and 1998 were not prepared in accordance with generally accepted accounting principles. The consolidated action seeks compensatory and other damages, and costs and expenses associated with the litigation. The Company believes these claims are without merit and intends to defend the actions vigorously.

     The Company is also aware of a lawsuit filed by Kyrus that asserts functionality issues associated with software that Kyrus had licensed from the Company. At the time of the software license, the Company and Kyrus entered into an agreement which provided for a return of a portion of the convertible preferred stock transferred to the Company in consideration of the license in the event that revenues generated by Kyrus from the software did not reach agreed upon levels. In this lawsuit, Kyrus claims that revenues from the software did not meet the minimum levels agreed upon and that Kyrus is therefore entitled to a return of the convertible preferred stock having a fair value of $4.5 million at the time of the software license. The

Company has not recorded the convertible preferred stock subject to the contingency in the accompanying Consolidated Balance Sheets as of December 31, 2000 and 1999. Therefore, in the event the Company is required to return the preferred stock to Kyrus, the return will not impact the Company's financial position or results of operations. This litigation is currently pending in the Court of Common Pleas for Greenville County, South Carolina. This lawsuit is in the very early stages and formal discovery has not yet begun. The Company intends to vigorously defend this lawsuit.

     Although the Company intends to vigorously defend these lawsuits, it cannot predict their outcome or the impact they may have on the Company. The Company also cannot predict whether any other suits, claims, or investigations may arise in the future based on the same claims. The outcome of any of these lawsuits or any future lawsuits, claims, or investigations relating to the same subject matter may have a material adverse impact on the Company's financial condition and results of operations.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

MARKET SHAREHOLDER DATA

     The information called for by this Item is contained on page 44 of the Company's 2000 Annual Report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

     The information called for by this Item is contained on page 15 of the Company's 2000 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information called for by this Item is contained on pages 16 through 22 of the Company's 2000 Annual Report and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURES

     The information called for by this Item is contained on page 22 of the Company's 2000 Annual Report and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item is contained on pages 23 through 44 of the Company's 2000 Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEMS 10. THROUGH 13. All information required by Items 10 through 13, with the exception of information on Executive Officers which appears in the report under the caption "Executive Officers of the Registrant," is incorporated by reference to the Company's Proxy Statement for its Year 2001 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Consolidated Financial Statements Report of Independent Auditors.

     The following information is contained in Item 8 "Financial Statements and Supplementary Data", and is incorporated herein by reference:

          Consolidated Balance Sheets as of December 31, 2000 and 1999.

          Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998.

          Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.

          Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

          Notes to Consolidated Financial Statements.

     (a)(2) Financial Statement Schedule

        Schedule II -- Valuation and Qualifying Accounts

     (a)(3) Exhibits

     The following documents are filed as exhibits to this report:

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
  2.1      --  Articles of Merger between Sykes Enterprises, Incorporated, a North Carolina Corporation, and Sykes Enterprises,
               Incorporated, a Florida Corporation, dated March 1, 1996.(1)
  2.2      --  Articles of Merger between Sykes Enterprises, Incorporated and Sykes Realty, Inc.(1)
  2.3      --  Stock Purchase Agreement dated July 1, 1996 among Sykes
               Enterprises, Incorporated and Johan Holm, Arne Weinz and
               Norhold Invest AB.(2)
  2.4      --  Stock Purchase Agreement dated August 30, 1996 among Sykes
               Enterprises, Incorporated and Gordon H. Kraft.(3)
  2.5      --  Merger Agreement dated as of January 10, 1997 among Sykes
               Enterprises, Incorporated, Info Systems of North Carolina,
               Inc. and ISNC Acquisition Co.(4)
  2.6      --  Stock Purchase Agreement date March 28, 1997 among Sykes
               Enterprises, Incorporated, Sykes Holdings of Belgium,
               B.V.B.A., Cycle B.V.B.A. and Michael McMahon.(5)
  2.7      --  Joint Marketing and Distribution Agreement dated April 30,
               1997 by and between Sykes Enterprises, Incorporated and
               SystemSoft Corporation.(10)
  2.8      --  Common Stock Purchase Agreement dated May 6, 1997 by and between Sykes Enterprises, Incorporated and SystemSoft
               Corporation.(10)

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
  2.9      --  Acquisition Agreement, dated May 30, 1997, by and among the holders of all of the capital interests of Telcare
               Gesellschaft fur Telekommunikations-Mehrwertdienste mbH,
               Sykes Enterprises GmbH, and Sykes Enterprises,
               Incorporated.(7)
  2.10     --  Acquisition Agreement, dated September 19, 1997, by and among the holders of all of the capital interests of TAS
               Telemarketing Gesellschaft fur Kommunikation und Dialog mbH,
               Sykes Enterprises, GmbH, and Sykes Enterprises,
               Incorporated.(8)
  2.11     --  Acquisition Agreement, dated September 25, 1997, by and among the holders of all of the capital interests of TAS
               Hedi Fabinyi GmbH, Sykes Enterprises, GmbH, and Sykes
               Enterprises, Incorporated.(8)
  2.12     --  Shareholder Agreement dated December 18, 1997, by and among
               Sykes Enterprises, Incorporated and HealthPlan Services
               Corporation.(14)
  2.13     --  Acquisition Agreement, dated December 31, 1997, by and among the holders of all of the capital interests of McQueen
               International Limited and Sykes Enterprises,
               Incorporated.(11)
  2.14     --  Stock Purchase Agreement, dated September 11, 1998, between
               HealthPlan Services Corporation and Sykes Enterprises,
               Incorporated.(17)
  2.15     --  Acquisition Agreement, dated November 23, 1998, by and among the holders of all of the capital interests of TAS GmbH Nord
               Telemarketing und Vertriebsberatung, Sykes Enterprises,
               GmbH, and Sykes Enterprises, Incorporated(19).
  2.16     --  Combination Agreement, dated December 29, 1998, by and among the holders of all of the capital interests of Oracle
               Service Networks Corporation and Sykes Enterprises,
               Incorporated.(18)
  2.17     --  Merger Agreement, dated as of June 9, 2000, among Sykes
               Enterprises, Incorporated, SHPS, Incorporated, Welsh Carson
               Anderson and Stowe, VIII, LP ("WCAS") and Slugger
               Acquisition Corp.(24)
  3.1      --  Articles of Incorporation of Sykes Enterprises,
               Incorporated, as amended.(19)
  3.2      --  Bylaws of Sykes Enterprises, Incorporated, as amended.(19)
  4.1      --  Specimen certificate for the Common Stock of Sykes
               Enterprises, Incorporated.(1)
  4.2      --  Credit Agreement between NationsBank N.A. and Sykes
               Enterprises, Incorporated dated as of February 27, 1998.(16)
  4.3      --  Amendment No. 1 to Credit Agreement between NationsBank N.A.
               and Sykes Enterprises, Incorporated dated as of March 20,
               1998.(16)
  4.4      --  Guaranty Agreement between Sykes Enterprises, Incorporated and HealthPlan Services Corp. to NationsBank N.A. dated
               March 16, 1998.(16)
 10.1      --  Loan Agreement between NationsBank, N.A. and Sykes
               Enterprises, Incorporated dated as of December 31, 1996.(6)
 10.2      --  Employment Agreement dated as of March 6, 2000 between John
               H. Sykes and Sykes Enterprises, Incorporated(20).
 10.3      --  Employment Agreement dated as of March 6, 2000 between David
               L. Grimes and Sykes Enterprises, Incorporated(20).
 10.4      --  Employment Agreement dated as of March 6, 2000 between Scott
               J. Bendert and Sykes Enterprises, Incorporated(20).
 10.5      --  Employment Agreement dated as of March 6, 2000 between W.
               Michael Kipphut and Sykes Enterprises, Incorporated(20).
 10.6      --  Employment Agreement dated as of March 6, 2000 between Dale
               W. Saville and Sykes Enterprises, Incorporated(20).

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
 10.7      --  Employment Agreement dated as of March 6, 2000 between Gerry
               L. Rogers and Sykes Enterprises, Incorporated(20).
 10.8      --  Employment Agreement dated as of March 6, 2000 between James
               E. Lamar and Sykes Enterprises, Incorporated(20).
 10.9      --  Employment Agreement dated as of March 6, 2000 between
               Charles E. Sykes and Sykes Enterprises, Incorporated(20).
 10.10     --  Stock Option Agreement between Sykes Enterprises,
               Incorporated and David E. Garner dated as of December 31,
               1995.(1)
 10.11     --  1996 Employee Stock Option Plan.(1)
 10.12     --  1996 Non-Employee Director Stock Option Plan.(1)
 10.13     --  1996 Non-Employee Directors' Fee Plan.(1)
 10.14     --  Form of Split Dollar Plan Documents.(1)
 10.15     --  Form of Split Dollar Agreement.(1)
 10.16     --  Form of Indemnity Agreement between directors and executive officers and Sykes Enterprises, Incorporated.(1)
 10.17     --  Aircraft Lease Agreement between JHS Leasing of Tampa, Inc.
               as lessor and Sykes Enterprises, Incorporated as lessee,
               dated December 1, 1995.(1)
 10.18     --  Single Tenant Property Lease Agreement between Sykes
               Investments as landlord and Sykes Enterprises, Incorporated as tenant dated October 31, 1989, for building in Charlotte,
               North Carolina.(1)
 10.19     --  Tax Indemnification Agreement between Sykes Enterprises,
               Incorporated and John H. Sykes.(1)
 10.20     --  Consultant Agreement between Sykes Enterprises, Incorporated and E.J. Milani Consulting Corp. dated April 1, 1996.(1)
 10.21     --  1997 Management Stock Incentive Plan.(15)
 10.22     --  1999 Employees' Stock Purchase Plan.(19)
 10.23     --  2000 Stock Option Plan(20).
 10.24     --  Amended and Restated Credit Agreement among Sykes
               Enterprises, Incorporated and Bank of America, NA, dated
               May 2, 2000.(21)
 10.25     --  Termination of aircraft Lease Agreement between JHS Leasing of Tampa, Inc., as lessor and Sykes Enterprises,
               Incorporated as lessee dated June 30, 2000.(21)
 10.26     --  Employment Agreement dated July 31, 2000 between James E.
               Lamar and Sykes Enterprises, Incorporated.(22)
 10.27     --  Employment Separation Agreement dated as of September 20,
               2000 between Dale W. Saville and Sykes Enterprises,
               Incorporated.(22)
 10.28     --  Employment Separation Agreement dated as of September 22,
               2000 between Scott J. Bendert and Sykes Enterprises,
               Incorporated.(22)
 10.29     --  Employment Separation Agreement dated November 10, 2000 between David L. Grimes and Sykes Enterprises,
               Incorporated.(23)
 10.30     --  Employment Agreement dated July 31, 2000 between Mitchell I.
               Nelson and Sykes Enterprises, Incorporated.(23)
 10.31     --  Employment Agreement dated March 6, 2000, amended
               November 8, 2000, between W. Michael Kipphut and Sykes
               Enterprises, Incorporated.(23)
 13.1      --  2000 Sykes Enterprises, Incorporated Annual Report
               (incorporates sections only in electronic filing).

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
 21.1      --  List of subsidiaries of Sykes Enterprises, Incorporated
               (filed herewith).
 23.1      --  Consent of Ernst & Young LLP
 24.1      --  Power of Attorney relating to subsequent amendments
               (included on the signature page of this report).

---------------

 (1) Filed as the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-2324) and incorporated herein by reference.
 (2) Filed as an Exhibit to the Registrant's Form 8-K dated July 31, 1996, and incorporated herein by reference.
 (3) Filed as an Exhibit to the Registrant's Form 8-K dated September 16, 1996, and incorporated herein by reference.
 (4) Included as Appendix A to the Proxy Statement/Prospectus contained in the Registrant's Registration Statement on Form S-4 (Registration No. 333-20465) and incorporated herein by reference.
 (5) Filed as an Exhibit to the Registrant's Form 10-K dated March 30, 1997, and incorporated herein by reference.
 (6) Filed as Exhibit 2.5 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-20465) and incorporated herein by reference.
 (7) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated June 16, 1997, and incorporated herein by reference.
 (8) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated September 26, 1997, and incorporated herein by reference.
 (9) Filed as the same numbered Exhibit to the Registrant's Registration Statement on Form S-3 (Registration No. 333-38513) and incorporated herein by reference.
(10) Filed as an Exhibit to the Registrant's Form 10-Q dated June 29, 1997, and incorporated herein by reference.
(11) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated January 15, 1998, and incorporated herein by reference.
(12) Filed as an Exhibit to the Registrant's Registration Statement on Form S-3 (Registration No. 333-38513) and incorporated herein by reference.
(13) Filed as an Exhibit to the Registrant's Registration Statement on Form S-3 (Registration No. 333-46569) and incorporated herein by reference.
(14) Filed as an Exhibit to the Registrant's Form 10-K dated December 31, 1997, and incorporated herein by reference.
(15) Filed as an Exhibit to the Registrant's Proxy Statement on Form 14A, dated April 1, 1998, and incorporated herein by reference.
(16) Filed as an Exhibit to the Registrant's Form 10-Q dated March 31, 1998, and incorporated herein by reference.
(17) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated September 11, 1998, and incorporated herein by reference.
(18) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated December 29, 1998, and incorporated herein by reference.
(19) Filed as an Exhibit to the Registrant's Form 10-K dated December 31, 1998, and incorporated herein by reference.
(20) Filed as an Exhibit to the Registrant's Form 10-K dated December 31, 1999, and incorporated herein by reference.
(21) Filed as an Exhibit to the Registrant's Form 10-Q dated June 30, 2000, and incorporated herein by reference.
(22) Filed as an Exhibit to the Registrant's Form 10-Q dated September 30, 2000, and incorporated herein by reference.
(23) Filed as an Exhibit to the Registrant's Form 10-K dated December 31, 2000, filed here within.

(24) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated June 30, 2000, and incorporated herein by reference.

(b) Reports on Form 8-K

     The following reports on Form 8-K were filed during the period beginning October 2, 2000 through March 21, 2001:

     Registrant filed a current report on Form 8-K, dated October 30, 2000, with the Commission on November 1, 2000 which announced its financial results for the third quarter and nine months ended September 30, 2000 and its completion of its previously announced accounting review.

     Registrant filed a current report on Form 8-K, dated March 14, 2001, with the Commission on March 21, 2001, which announced the engagement of Deloitte & Touche LLP as its principal accountant to audit the consolidated financial statements of the Registrant for the year ended December 31, 2001 and the dismissal of Ernst & Young LLP, effective upon its completion of its audit of the Registrant's consolidated financial statements for the year ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 27th day of March , 2001.

                                          SYKES ENTERPRISES, INCORPORATED
                                          (Registrant)

                                          By:    /s/ W. MICHAEL KIPPHUT
                                            ------------------------------------
                                                    W. Michael Kipphut,
                                             Vice President and Chief Financial
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints W. Michael Kipphut his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or should do in person, thereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, may lawfully do or cause to be done by virtue hereof.

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----

          /s/ JOHN H. SYKES            Chairman of the Board, President, and  March 27, 2001
-------------------------------------    Chief Executive Officer (Principal
            John H. Sykes                Executive Officer)

         /s/ GORDON H. LOETZ           Vice Chairman of the Board and         March 27, 2001
-------------------------------------    Director
           Gordon H. Loetz

   /s/ FURMAN P. BODENHEIMER, JR.      Director                               March 27, 2001
-------------------------------------
     Furman P. Bodenheimer, Jr.

         /s/ H. PARKS HELMS            Director                               March 27, 2001
-------------------------------------
           H. Parks Helms

        /s/ IAIN A. MACDONALD          Director                               March 27, 2001
-------------------------------------
          Iain A. Macdonald

    /s/ LINDA F. MCCLINTOCK-GRECO      Director                               March 27, 2001
-------------------------------------
      Linda F. McClintock-Greco

        /s/ WILLIAM J. MEURER          Director                               March 27, 2001
-------------------------------------
          William J. Meurer

        /s/ ERNEST J. MILANI           Director                               March 27, 2001
-------------------------------------
          Ernest J. Milani

        /s/ THOMAS F. SKELLY           Director                               March 27, 2001
-------------------------------------
          Thomas F. Skelly

        /s/ ADELAIDE A. SINK           Director                               March 27, 2001
-------------------------------------
          Adelaide A. Sink

                        SYKES ENTERPRISES, INCORPORATED

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                   ADDITIONS
                                     BALANCE AT    CHARGED TO                                          BALANCE AT
                                      BEGINNING    COSTS AND                                              END
                                      OF PERIOD     EXPENSES    RECLASSIFICATIONS(1)   DEDUCTIONS(2)   OF PERIOD
                                     -----------   ----------   --------------------   -------------   ----------
Allowance for doubtful accounts:
  Year ended December 31, 2000.....    $2,440       $ 7,621            $  --              $ 2,801        $7,260
  Year ended December 31, 1999.....       796         2,202               --                  558         2,440
  Year ended December 31, 1998.....       537           262               --                    3           796
Domestic current deferred tax asset
  valuation allowance:
  Year ended December 31, 2000.....    $   --       $ 1,819            $  --              $    --        $1,819
  Year ended December 31, 1999.....        --            --               --                   --            --
  Year ended December 31, 1998.....        --            --               --                   --            --
Foreign current deferred tax asset
  valuation allowance:
  Year ended December 31, 2000.....    $1,240       $ 1,593            $  --              $ 1,018        $1,815
  Year ended December 31, 1999.....        --           626              704                   90         1,240
  Year ended December 31, 1998.....       135            --               --                  135            --
Restructuring reserve:
  Year ended December 31, 2000.....    $   --       $24,366            $  --              $21,658        $2,708
  Year ended December 31, 1999.....        --            --               --                   --            --
  Year ended December 31, 1998.....        --            --               --                   --            --
Domestic non-current deferred tax
  asset valuation allowance:
  Year ended December 31, 2000.....    $2,894       $    --            $  --              $ 2,546        $  348
  Year ended December 31, 1999.....     3,000            --               --                  106         2,894
  Year ended December 31, 1998.....        --         3,000               --                   --         3,000
Foreign non-current deferred tax
  valuation allowance:
  Year ended December 31, 2000.....    $   --       $    --            $  --              $    --        $   --
  Year ended December 31, 1999.....       704            --             (704)                  --            --
  Year ended December 31, 1998.....        --           704               --                   --           704

---------------

(1) Amounts have been reclassified for reporting purposes.
(2) Write-offs and recoveries.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
 2.1      --   Articles of Merger between Sykes Enterprises, Incorporated, a North Carolina Corporation, and Sykes Enterprises,
               Incorporated, a Florida Corporation, dated March 1, 1996.(1)
 2.2      --   Articles of Merger between Sykes Enterprises, Incorporated and Sykes Realty, Inc.(1)
 2.3      --   Stock Purchase Agreement dated July 1, 1996 among Sykes
               Enterprises, Incorporated and Johan Holm, Arne Weinz and
               Norhold Invest AB.(2)
 2.4      --   Stock Purchase Agreement dated August 30, 1996 among Sykes
               Enterprises, Incorporated and Gordon H. Kraft.(3)
 2.5      --   Merger Agreement dated as of January 10, 1997 among Sykes
               Enterprises, Incorporated, Info Systems of North Carolina,
               Inc. and ISNC Acquisition Co.(4)
 2.6      --   Stock Purchase Agreement date March 28, 1997 among Sykes
               Enterprises, Incorporated, Sykes Holdings of Belgium,
               B.V.B.A., Cycle B.V.B.A. and Michael McMahon.(5)
 2.7      --   Joint Marketing and Distribution Agreement dated April 30,
               1997 by and between Sykes Enterprises, Incorporated and
               SystemSoft Corporation.(10)
 2.8      --   Common Stock Purchase Agreement dated May 6, 1997 by and
               between Sykes Enterprises, Incorporated and SystemSoft
               Corporation.(10)
 2.9      --   Acquisition Agreement, dated May 30, 1997, by and among the holders of all of the capital interests of Telcare
               Gesellschaft fur Telekommunikations-Mehrwertdienste mbH,
               Sykes Enterprises GmbH, and Sykes Enterprises,
               Incorporated.(7)
 2.10     --   Acquisition Agreement, dated September 19, 1997, by and
               among the holders of all of the capital interests of TAS
               Telemarketing Gesellschaft fur Kommunikation und Dialog mbH,
               Sykes Enterprises, GmbH, and Sykes Enterprises,
               Incorporated.(8)
 2.11     --   Acquisition Agreement dated September 25, 1997, by and among the holders of all of the capital interests of TAS Hedi
               Fabinyi GmbH, Sykes Enterprises, GmbH, and Sykes
               Enterprises, Incorporated.(8)
 2.12     --   Shareholder Agreement dated December 18, 1997, by and among
               Sykes Enterprises, Incorporated and HealthPlan Services
               Corporation.(14)
 2.13     --   Acquisition Agreement, dated December 31, 1997, by and among the holders of all of the capital interests of McQueen
               International Limited and Sykes Enterprises,
               Incorporated.(11)
 2.14     --   Stock Purchase Agreement, dated September 11, 1998, between
               HealthPlan Services Corporation and Sykes Enterprises,
               Incorporated.(17)
 2.15     --   Acquisition Agreement, dated November 27, 1998, by and among the holders of all of the capital interests of TAS GmbH Nord
               Telemarketing und Vertriebsberatung, Sykes Enterprises,
               GmbH, and Sykes Enterprises, Incorporated.(19)
 2.16     --   Combination Agreement, dated December 29, 1998, by and among the holders of all of the capital interests of Oracle
               Service Networks Corporation and Sykes Enterprises,
               Incorporated.(18)
 2.17     --   Merger Agreement, dated as of June 9, 2000, among Sykes
               Enterprises, Incorporated, SHPS, Incorporated, Welsh Carson
               Anderson and Stowe, VIII, LP ("WCAS") and Slugger
               Acquisition Corp.(24)
 3.1      --   Articles of Incorporation of Sykes Enterprises,
               Incorporated, as amended.(12)
 3.2      --   Bylaws of Sykes Enterprises, Incorporated, as amended.(12)
 4.1      --   Specimen certificate for the Common Stock of Sykes
               Enterprises, Incorporated.(1)
 4.2      --   Credit Agreement between NationsBank N.A. and Sykes
               Enterprises, Incorporated dated as of February 27, 1998.(16)

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
 4.3      --   Amendment No. 1 to Credit Agreement between NationsBank N.A.
               and Sykes Enterprises, Incorporated dated as of March 20,
               1998.(16)
 4.4      --   Guaranty Agreement between Sykes Enterprises, Incorporated and HealthPlan Services Corp. to NationsBank N.A. dated
               March 16, 1998.(16)
10.1      --   Loan Agreement between NationsBank, N.A. and Sykes
               Enterprises, Incorporated dated as of December 31, 1996.(6)
10.2      --   Employment Agreement dated as of March 6, 2000 between John
               H. Sykes and Sykes Enterprises, Incorporated(20).
10.3      --   Employment Agreement dated as of March 6, 2000 between David
               L. Grimes and Sykes Enterprises, Incorporated(20).
10.4      --   Employment Agreement dated as of March 6, 2000 between Scott
               J. Bendert and Sykes Enterprises, Incorporated(20).
10.5      --   Employment Agreement dated as of March 6, 2000 between W.
               Michael Kipphut and Sykes Enterprises, Incorporated(20).
10.6      --   Employment Agreement dated as of March 6, 2000 between Dale
               W. Saville and Sykes Enterprises, Incorporated(20).
10.7      --   Employment Agreement dated as of March 6, 2000 between Gerry
               L. Rogers and Sykes Enterprises, Incorporated(20).
10.8      --   Employment Agreement dated as of March 6, 2000 between James
               E. Lamar and Sykes Enterprises, Incorporated(20).
10.9      --   Employment Agreement dated as of March 6, 2000 between
               Charles E. Sykes and Sykes Enterprises, Incorporated(20).
10.10     --   Stock Option Agreement between Sykes Enterprises,
               Incorporated and David E. Garner dated as of December 31,
               1995.(1)
10.11     --   1996 Employee Stock Option Plan.(1)
10.12     --   1996 Non-Employee Director Stock Option Plan.(1)
10.13     --   1996 Non-Employee Directors' Fee Plan.(1)
10.14     --   Form of Split Dollar Plan Documents.(1)
10.15     --   Form of Split Dollar Agreement.(1)
10.16     --   Form of Indemnity Agreement between directors and executive officers and Sykes Enterprises, Incorporated.(1)
10.17     --   Aircraft Lease Agreement between JHS Leasing of Tampa, Inc.
               as lessor and Sykes Enterprises, Incorporated as lessee,
               dated December 1, 1995.(1)
10.18     --   Single Tenant Property Lease Agreement between Sykes
               Investments as landlord and Sykes Enterprises, Incorporated as tenant dated October 31, 1989, for building in Charlotte,
               North Carolina.(1)
10.19     --   Tax Indemnification Agreement between Sykes Enterprises,
               Incorporated and John H. Sykes.(1)
10.20     --   Consultant Agreement between Sykes Enterprises, Incorporated and E.J. Milani Consulting Corp. dated April 1, 1996.(1)
10.21     --   1997 Management Stock Incentive Plan.(15)
10.22     --   1999 Employees' Stock Purchase Plan.(19)
10.23     --   2000 Stock Option Plan.(20)
10.24     --   Amended and Restated Credit Agreement among Sykes
               Enterprises, Incorporated and Bank of America, NA, dated May
               2, 2000.(21)

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
10.25     --   Termination of aircraft Lease Agreement between JHS Leasing of Tampa, Inc., as lessor and Sykes Enterprises,
               Incorporated as lessee dated June 30, 2000.(21)
10.26     --   Employment Agreement dated July 31, 2000 between James E.
               Lamar and Sykes Enterprises, Incorporated.(22)
10.27     --   Employment Separation Agreement dated as of September 20,
               2000 between Dale W. Saville and Sykes Enterprises,
               Incorporated.(22)
10.28     --   Employment Separation Agreement dated as of September 22,
               2000 between Scott J. Bendert and Sykes Enterprises,
               Incorporated.(22)
10.29     --   Employment Separation Agreement dated November 10, 2000
               between David L. Grimes and Sykes Enterprises,
               Incorporated.(23)
10.30     --   Employment Agreement dated July 31, 2000 between Mitchell I.
               Nelson and Sykes Enterprises, Incorporated.(23)
10.31     --   Employment Agreement dated March 6, 2000, amended November
               8, 2000, between W. Michael Kipphut and Sykes Enterprises,
               Incorporated.(23)
13.1      --   2000 Sykes Enterprises, Incorporated Annual Report
               (incorporates sections only in electronic filing).
21.1      --   List of subsidiaries of Sykes Enterprises, Incorporated
               (filed herewith).
23.1      --   Consent of Ernst & Young LLP
24.1      --   Power of Attorney relating to subsequent amendments
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

(14) Filed as an Exhibit to the Registrant's Form 10-K dated December 31, 1997, and incorporated herein by reference.
(15) Filed as an Exhibit to the Registrant's Proxy Statement on Form 14A dated April 1, 1998, and incorporated herein by reference.
(16) Filed as an Exhibit to the Registrant's Form 10-Q dated March 31, 1998, and incorporated herein by reference.
(17) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated September 11, 1998, and incorporated herein by reference.
(18) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated December 29, 1998, and incorporated herein by reference.
(19) Filed as an Exhibit to the Registrant's Form 10-K dated December 31, 1998, and incorporated herein by reference.
(20) Filed as an Exhibit to the Registrant's Form 10-K dated December 31, 1999, and incorporated herein by reference.
(21) Filed as an Exhibit to the Registrant's Form 10-Q dated June 30, 2000, and incorporated herein by reference.
(22) Filed as an Exhibit to the Registrant's Form 10-Q dated September 30, 2000, and incorporated herein by reference.
(23) Filed as an Exhibit to the Registrant's Form 10-K dated December 31, 2000, filed here within.
(24) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated June 30, 2000, and incorporated herein by reference.