Form 10-Q
period 2001-03-31
SYKES ENTERPRISES INC
filed 2001-05-07
CIK 1010612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
         --------------------------      ------------------------------------

         Commission File No.  0-28274
                              -----------------------------------------------


                         SYKES ENTERPRISES, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



             Florida                                             56-1383460
--------------------------------                             -------------------
 (State or other jurisdiction of                                (IRS Employer
  incorporation or organization)                             Identification No.)

               100 North Tampa Street, Suite 3900, Tampa, FL 33602
--------------------------------------------------------------------------------

Registrant's telephone number, including area code:             (813) 274-1000
                                                               -----------------

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

            As of May 4, 2001, there were 39,832,794 shares of common
                               stock outstanding.

                                  Page 1 of 39

                      The Exhibit Index Appears on Page 21

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS' REPORT.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                MARCH 31,     DECEMBER 31,
                                                                  2001           2000
                                                                ---------      ---------
                                                               (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents ...............................     $  27,432      $  30,141
  Receivables .............................................       119,571        135,609
  Prepaid expenses and other current assets ...............        17,298         17,679
                                                                ---------      ---------
    Total current assets ..................................       164,301        183,429
Property and equipment, net ...............................       150,822        151,842
Intangible assets, net ....................................         8,226          8,861
Deferred charges and other assets .........................        14,525         13,212
                                                                ---------      ---------
                                                                $ 337,874      $ 357,344
                                                                =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current installments of long-term debt ..................     $      57      $     100
  Accounts payable ........................................        24,143         34,636
  Income taxes payable ....................................         4,877          5,502
  Accrued employee compensation and benefits ..............        29,751         32,746
  Other accrued expenses and current liabilities ..........        17,817         17,481
                                                                ---------      ---------
    Total current liabilities .............................        76,645         90,465
Long-term debt ............................................         1,960          8,759
Deferred grants ...........................................        29,688         30,143
Deferred revenue ..........................................        31,808         31,072
Other long-term liabilities                                             5              8
                                                                ---------      ---------
    Total liabilities .....................................       140,106        160,447
                                                                ---------      ---------
Contingencies

Shareholders' equity
  Preferred stock, $0.01 par value, 10,000 shares
    authorized; no shares issued and outstanding ..........            --             --
  Common stock, $0.01 par value, 200,000 shares authorized;
    43,116 and 43,084 issued ..............................           431            431
  Additional paid-in capital ..............................       159,855        159,696
  Retained earnings .......................................        96,458         91,435
  Accumulated other comprehensive income (loss) ...........       (18,393)       (14,082)
                                                                ---------      ---------
                                                                  238,351        237,480
  Treasury stock at cost; 2,981 shares ....................       (40,583)       (40,583)
                                                                ---------      ---------
    Total shareholders' equity ............................       197,768        196,897
                                                                ---------      ---------
                                                                $ 337,874      $ 357,344
                                                                =========      =========


     See accompanying notes to condensed consolidated financial statements.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                   (Unaudited)

(in thousands, except for per share data)                                            2001           2000
                                                                                   ---------      ---------
Revenues .....................................................................     $ 140,421      $ 162,710
                                                                                   ---------      ---------
Operating expenses:
  Direct salaries and related costs ..........................................        88,712        101,871
  General and administrative .................................................        43,247         46,914
                                                                                   ---------      ---------
    Total operating expenses .................................................       131,959        148,785
                                                                                   ---------      ---------
Income from operations .......................................................         8,462         13,925
                                                                                   ---------      ---------
Other income (expense):
  Interest, net ..............................................................            20         (1,236)
  Other ......................................................................          (380)            (1)
                                                                                   ---------      ---------
    Total other income (expense) .............................................          (360)        (1,237)
                                                                                   ---------      ---------
Income before provision for income taxes and cumulative
  effect of change in accounting principle ...................................         8,102         12,688
Provision for income taxes ...................................................         3,079          4,923
                                                                                   ---------      ---------
Income before cumulative effect of change in accounting principle ............         5,023          7,765

Cumulative effect of change in accounting principle, net of income
  taxes of $1.3 million ......................................................            --         (2,068)
                                                                                   ---------      ---------
Net income ...................................................................     $   5,023      $   5,697
                                                                                   =========      =========
Net income per basic share:
  Income before cumulative effect of change in accounting principle ..........     $    0.13      $    0.18
  Cumulative effect of change in accounting principle ........................            --          (0.05)
                                                                                   ---------      ---------
    Net income per basic share ...............................................     $    0.13      $    0.13
                                                                                   =========      =========
Total weighted average basic shares ..........................................        40,137         42,606
                                                                                   =========      =========
Net income per diluted share:
  Income before cumulative effect of change in accounting principle ..........     $    0.12      $    0.18
  Cumulative effect of change in accounting principle ........................            --          (0.05)
                                                                                   ---------      ---------
    Net income per diluted share.............................................      $    0.12      $    0.13
                                                                                   =========      =========
Total weighted average diluted shares ........................................        40,251         42,902
                                                                                   =========      =========




     See accompanying notes to condensed consolidated financial statements.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY THREE MONTHS ENDED MARCH 31, 2000, NINE MONTHS ENDED DECEMBER 31, 2000 AND
                        THREE MONTHS ENDED MARCH 31, 2001

                                                                                    Accumulated
                                    Common      Common   Additional                    Other
                                    Stock       Stock     Paid-in      Retained    Comprehensive   Treasury
(in thousands)                      Shares      Amount    Capital      Earnings    Income (Loss)    Stock          Total
                                    -------     ------    --------     --------    -------------   --------      ---------
Balance at January 1, 2000           42,734      $427     $155,023     $ 45,797      $ (5,860)     $     --      $ 195,387

Issuance of common stock                275         3        2,195           --            --            --          2,198

Purchase of treasury stock               --        --           --           --            --       (16,199)       (16,199)

Net Income for the three months
   ended March 31, 2000                  --        --           --        5,697            --            --          5,697
Foreign currency translation
   adjustment                            --        --           --           --        (3,975)           --         (3,975)
                                                                                                                 ---------
Comprehensive income                                                                                                 1,722
                                    -------      ----     --------     --------      --------      --------      ---------


Balance at March 31, 2000
   (unaudited)                       43,009       430      157,218       51,494        (9,835)      (16,199)       183,108

Issuance of common stock                 75         1        1,013           --            --            --          1,014

Purchase of treasury stock               --        --           --           --            --       (24,384)       (24,384)

Tax-effect of non-qualified
   exercise of stock options             --        --        1,465           --            --            --          1,465


Net Income for the nine months
   ended December 31, 2000               --        --           --       39,941            --            --         39,941
Foreign currency translation
   adjustment                            --        --           --           --        (4,247)           --         (4,247)
                                                                                                                 ---------
Comprehensive income                                                                                                35,694
                                    -------      ----     --------     --------      --------      --------      ---------

Balance at December 31, 2000         43,084       431      159,696       91,435       (14,082)      (40,583)       196,897

Issuance of common stock                 32        --          159           --            --            --            159

Net Income for the three months
   ended March  31, 2001                 --        --           --        5,023            --            --          5,023
Foreign currency translation
   adjustment                            --        --           --           --        (4,311)           --         (4,311)
                                                                                                                 ---------
Comprehensive income                                                                                                   712
                                    -------      ----     --------     --------      --------      --------      ---------
Balance at March 31, 2001
   (unaudited)                       43,116      $431     $159,855     $ 96,458      $(18,393)     $(40,583)     $ 197,768
                                    =======      ====     ========     ========      ========      ========      =========


     See accompanying notes to condensed consolidated financial statements.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                   (Unaudited)

(in thousands)                                                 2001        2000
                                                             --------    --------
Cash flows from operating activities:
   Net income ............................................   $  5,023    $  5,697
   Depreciation and amortization .........................      8,924       9,383
   Cumulative effect of accounting change, net of tax ....         --       2,068
   Deferred income tax benefit ...........................        (41)     (2,101)
   Loss on disposal of property and equipment ............        217          --
   Changes in assets and liabilities:
     Receivables .........................................     16,809     (18,352)
     Prepaid expenses and other current assets ...........        367      (1,189)
     Deferred charges and other assets ...................     (1,212)      4,252
     Accounts payable ....................................    (10,493)     (8,888)
     Income taxes payable ................................     (1,396)     (1,330)
     Accrued employee compensation and benefits ..........     (2,995)      1,113
     Customer deposits, net of restricted cash ...........         --       5,973
     Other accrued expenses and current liabilities ......        336       2,856
     Deferred revenue ....................................        736      19,467
     Other long-term liabilities .........................         (3)        177
                                                             --------    --------
     Net cash provided by operating activities ...........     16,272      19,126
                                                             --------    --------
Cash flows from investing activities:
   Capital expenditures ..................................     (8,145)    (19,635)
   Proceeds from sale of property and equipment ..........          8          --
                                                             --------    --------
      Net cash used for investing activities .............     (8,137)    (19,635)
                                                             --------    --------
Cash flows from financing activities:
   Paydowns under revolving line of credit agreements ....    (17,367)    (18,545)
   Borrowings under revolving line of credit agreements ..     10,559      31,540
   Payments of long-term debt ............................        (34)         --
   Proceeds from issuance of stock .......................        159       2,198
   Purchase of treasury stock ............................         --     (16,199)
   Proceeds from grants ..................................        150       2,021
                                                             --------    --------
      Net cash provided by (used for) financing activities     (6,533)      1,015
                                                             --------    --------
Adjustments for foreign currency translation .............     (4,311)     (3,975)
                                                             --------    --------
Net decrease in cash and cash equivalents ................     (2,709)     (3,469)
Cash and cash equivalents - beginning ....................     30,141      31,001
                                                             --------    --------
Cash and cash equivalents - ending .......................   $ 27,432    $ 27,532
                                                             ========    ========




     See accompanying notes to condensed consolidated financial statements.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                   (Unaudited)

Sykes Enterprises, Incorporated and consolidated subsidiaries ("Sykes" or the "Company") provides outsourced customer management solutions and services. Sykes' Business Solutions group provides professional services in e-commerce, and customer relationship management (CRM) with a focus on business strategy development, project management, business process redesign, change management, knowledge management, education, training and web development. Sykes' Business Services group provides customer care outsourcing services with emphasis on technical support and customer service. These services are delivered through multiple communication channels encompassing phone, e-mail, web and chat. Sykes' services are provided to customers on a worldwide basis primarily within the technology, communications and financial services markets.

NOTE 1 - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto as of and for the years ended December 31, 2000 and 1999, included in the Company's Form 10-K for the year ended December 31, 2000 as filed with the United States Securities and Exchange Commission ("SEC") on March 27, 2001, which were audited by the Company's predecessor independent accountants.

ACCOUNTING CHANGE FOR REVENUE RECOGNITION - During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. Based on criteria established by SAB 101, adopted retroactive to January 1, 2000, the Company modified its accounting treatment for the recognition of revenue as it related to two revenue sources. First, recognition of grants in excess of building costs received for the development of new technical and customer support centers are deferred until the funds are released from escrow by the local or state government, which generally coincides with completion of the construction of the facility and training of the staff. Previously, recognition of this excess grant income as a reduction of general and administrative costs began when the funds were placed in escrow at the beginning of the construction of the facility. Second, revenues that were recognized as services were performed and as the related fees became collectible under agreements between the Company and its customers are deferred until either a final contract or purchase order has been fully executed.

The cumulative effect of change on prior years resulted in a charge to income of $2.1 million (net of income taxes of $1.3 million), or $0.05 per diluted share, which is included in income for the three months ended March 31, 2000. The effect of these changes for the three months ended March 31, 2000 was to increase income before cumulative effect of the change in accounting principle by $1.1 million or $0.02 per diluted share.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS (continued)

The following unaudited table summarizes the amounts included in the cumulative effect adjustment as of January 1, 2000 that the Company recognized in 2000 for each of the three-month periods ended (in thousands):

                                                        Increase (Decrease)
                                                            (Unaudited)
                                        ----------------------------------------------------
                                        March 31,      June 30,  September 30,  December 31,
                                          2000           2000         2000         2000
                                         -------        -----        -----        -----
Revenues .........................       $ 1,499        $  --        $  --        $  --
Operating expenses ...............          (342)        (184)        (373)        (315)
                                         -------        -----        -----        -----
Income before provision for income
   taxes..........................         1,841          184          373          315
Provision for income taxes .......           713           71          144          122
                                         -------        -----        -----        -----
Net Income .......................       $ 1,128        $ 113        $ 229        $ 193
                                         =======        =====        =====        =====

DEFERRED GRANTS - Recognition of income associated with grants for land and the acquisition of buildings, property and equipment is deferred until the grants are released from escrow and recognized as a reduction to general and administrative costs over the corresponding useful lives of the related assets. Any excess amounts over the cost of the building are, only after the grants are released from escrow, recognized as a reduction of certain operational expenses as training costs are incurred at each specific support center. Proceeds from cash grants are released from escrow upon completion and occupancy of the building. Amortization of the deferred grants that is included in income for the three months ended March 31, 2001 and 2000 was $0.6 million and $0.6 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS - Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 had no impact on the financial position, results of operations, or cash flows of the Company.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which is effective for transfers after March 31, 2001. It is effective for disclosures about securitizations and collateral transactions and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. The Company has not yet evaluated the potential impact of SFAS No. 140 on its results of operations.

NOTE 2 - CONTINGENCIES

The Company is aware of sixteen purported class action lawsuits that have been filed against Sykes and certain of its officers alleging violations of federal securities laws. All of the actions have been consolidated into one case which is pending in the United States District Court for the Middle District of Florida. The plaintiffs purport to assert claims on behalf of a class of purchasers of Sykes' common stock during the period from July 27, 1998 through September 18, 2000. The consolidated action claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Among other things, the consolidated action alleges that during 2000, 1999, and 1998, the Company and certain of its officers made materially false statements concerning the Company's financial condition and its future prospects. The consolidated complaint also claims that

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                   (Unaudited)

NOTE 2 - CONTINGENCIES (continued)

certain of the Company's quarterly financial statements during 1999 and 1998 were not prepared in accordance with generally accepted accounting principles. The consolidated action seeks compensatory and other damages, and costs and expenses associated with the litigation. The Company believes these claims are without merit and intends to defend the actions vigorously.

The Company is also aware of a lawsuit filed by Kyrus that asserts functionality issues associated with software that Kyrus had licensed from the Company. At the time of the software license, the Company and Kyrus entered into an agreement which provided for a return of a portion of the convertible preferred stock transferred to the Company in consideration of the license in the event that revenues generated by Kyrus from the software did not reach agreed upon levels. In this lawsuit, Kyrus claims that revenues from the software did not meet the minimum levels agreed upon and that Kyrus is therefore entitled to a return of the convertible preferred stock having a fair value of $4.5 million at the time of the software license. The Company has not recorded the convertible preferred stock subject to the contingency in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000. Therefore, in the event the Company is required to return the preferred stock to Kyrus, the return will not impact the Company's financial position or results of operations. This litigation is currently pending in the Court of Common Pleas for Greenville County, South Carolina. This lawsuit is in the very early stages and formal discovery has not yet begun. The Company intends to vigorously defend this lawsuit.

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

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Sykes presents data in the Condensed Consolidated Statements of Changes in Shareholders' Equity in accordance with Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting of comprehensive income and its components. Total comprehensive income was approximately $0.7 million and $1.7 million for the three months ended March 31, 2001 and 2000, respectively.

Earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for United States federal and state income taxes on those earnings or translation adjustments has been provided.

NOTE 4 - RESTRUCTURING AND OTHER CHARGES

The Company recorded restructuring and other charges during the second and fourth quarters of 2000 totaling $30.5 million. Related to the second quarter restructuring and other charges totaling $9.6 million, the Company consolidated several European and one U.S. distribution and fulfillment center and closed or consolidated six professional services offices. Included in the second quarter 2000 restructuring and other charges is a $3.5 million lease termination payment related to the corporate aircraft. As a result of the second quarter restructuring, the

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                   (Unaudited)

NOTE 4 - RESTRUCTURING AND OTHER CHARGES (continued)

Company reduced the number of employees by 157 during 2000 and expects the remaining lease obligations related to the closed facilities to be completed by June 2001.

The Company also announced, after a comprehensive review of operations, its decision to exit certain non-core lower margin businesses to reduce costs, improve operating efficiencies and focus on its core competencies of technical support, customer service and consulting solutions. As a result, the Company recorded $20.9 million in restructuring and other charges during the fourth quarter of 2000 related to the closure of its U.S. fulfillment and distribution operations, the consolidation of its Tampa, Florida technical support center into its Charlotte, North Carolina center and the exit of its worldwide localization operations. Included in the fourth quarter 2000 restructuring and other charges is a $2.4 million severance payment related to the employment contract of the Company's former President. In connection with the fourth quarter restructuring, the Company reduced the number of employees by 245 during the first quarter of 2001 and expects the remaining lease obligations related to the closed facilities to be completed by December 2001.

The major components of restructuring and other charges established during the second and fourth quarters of 2000 are as follows (in thousands):

                                         Restructuring     Other          Total
                                         -------------    --------      --------
Severance and related costs ...........     $  1,614      $  2,360      $  3,974
Lease termination costs ...............        1,765         3,639         5,404
Write-down of property and equipment ..       14,088           103        14,191
Write-down of intangible assets .......        6,086            --         6,086
Other .................................          813            --           813
                                            --------      --------      --------
                                            $ 24,366      $  6,102      $ 30,468
                                            ========      ========      ========

A summary of the restructuring and other charges activity for the three months ended March 31, 2001 (none for the comparable period in 2000), is as follows (in thousands):

                                         Restructuring     Other          Total
                                         -------------    --------      --------
Balance remaining as of January 1, 2001     $  2,708      $  2,360      $  5,068
Reduction in workforce cash outflows ..         (328)         (121)         (449)
Lease termination cash payments .......         (201)           --          (201)
Other cash outflows ...................         (109)           --          (109)
                                            --------      --------      --------
Balance remaining at March 31, 2001 ...     $  2,070      $  2,239      $  4,309
                                            ========      ========      ========

NOTE 5 - INCOME TAXES

The Company's effective tax rate was 38.0 percent and 38.8 percent for the three months ended March 31, 2001 and 2000, respectively. The effective tax rate differs from the statutory federal income tax rate primarily due to the effects of foreign, state and local income taxes, foreign income not subject to federal and state income taxes, non-deductible intangibles and other permanent differences.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                   (Unaudited)

NOTE 6 - EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options using the treasury stock method. The numbers of shares used in the earnings per share computation are as follows (in thousands):

                                                              THREE MONTHS ENDED
                                                             --------------------
                                                             MARCH 31,  MARCH 31,
                                                               2001       2000
                                                              ------     ------
Basic:
   Weighted average common shares outstanding ...........     40,137     42,606

Diluted:
   Dilutive effect of stock options .....................        114        296
                                                              ------     ------
        Total weighted average diluted shares outstanding     40,251     42,902
                                                              ======     ======

NOTE 7 - STOCK OPTIONS

The Company's 2001 Equity Incentive Plan (the "2001 Plan") was adopted by the Company's Board of Directors on March 15, 2001 and approved by the Company's shareholders on April 26, 2001. The 2001 Plan permits the granting of options, stock appreciation rights and other stock-based awards to purchase up to 7.0 million shares of the Company's common stock to eligible employees and certain non-employees, who provide services to the Company, at not less than the fair value at the time the options, stock appreciation rights and other stock-based awards are granted. The term of the options, stock appreciation rights and other stock-based awards granted under the 2001 Plan cannot exceed a period of ten years from the date of grant. No options, stock appreciation rights or other stock-based awards are outstanding under the 2001 Plan as of March 31, 2001.

Upon adoption of the 2001 Plan, the Company terminated the 1996 Employee Stock Option Plan, the 1997 Management Incentive Stock Option Plan and the 2000 Stock Option Plan and the related options available for future grant under these plans of approximately 0.7 million shares, 2.4 million shares and 2.9 million shares, respectively. The options previously granted under these plans are not affected and continue to be governed by their respective plans.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                   (Unaudited)

NOTE 8 - SEGMENT REPORTING AND MAJOR CLIENT

The Company has two reportable segments entitled Business Services and Business Solutions. The Business Services group is comprised of the Company's technical and customer support and distribution and fulfillment businesses. The Business Solutions group provides professional services in e-commerce and customer relationship management (CRM) with a focus on businesses strategy development, project management, business process redesign, change management, knowledge management, education, training and web development. There has been no change in the basis of the Company's segmentation or in the measurement of segment profit as compared with the Annual Report on Form 10-K for the year ended December 31, 2000.

Information about the Company's reportable segments for the first quarter of 2001 compared to the first quarter of 2000 is as follows (in thousands):

                                               Business        Business                 Consolidated
                                               Services       Solutions      Other          Total
                                               --------       ---------     --------      ---------
For the Three Months Ended March 31, 2001:
Revenue ..................................     $130,393        $ 10,028      $    --      $ 140,421
Depreciation and amortization ............        8,831              93           --          8,924

Income (loss) from operations ............     $  9,262        $   (800)     $    --      $   8,462
Other income (expense) ...................                                      (360)          (360)
Provision for income taxes ...............                                    (3,079)        (3,079)
                                                                                          ---------
Net income ...............................                                                $   5,023
                                                                                          =========
For the Three Months Ended March 31, 2000:
Revenue ..................................     $149,375(1)      $13,335(2)   $    --      $ 162,710
Depreciation and amortization ............        9,175             208           --          9,383

Income from operations ...................     $ 13,395         $   530      $    --      $  13,925
Other income (expense) ...................                                    (1,237)        (1,237)
Provision for income taxes ...............                                    (4,923)        (4,923)
Cumulative effect of change in
  accounting principle ...................                                    (2,068)        (2,068)
                                                                                          ---------
Net income ...............................                                                $   5,697
                                                                                          =========

Business Services' revenue includes $14.2 million or 10.1% of consolidated revenues for the three months ended March 31, 2001 and $0.2 million or 0.1% of consolidated revenues for the three months ended March 31, 2000 from a major provider of communications services.



--------

(1) Business Services' revenue includes $26.7 million from SHPS Incorporated, a previously wholly owned subsidiary of the Company, which was sold in June 2000, and U.S. fulfillment and distribution, a business in which the Company exited in connection with the fourth quarter 2000 restructuring. The Company continues to operate its European fulfillment and distribution business.

(2) Business Solutions' revenue includes $2.5 million from the Company's localization operations, a business in which the Company exited in connection with the fourth quarter 2000 restructuring.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Sykes Enterprises, Incorporated


We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the "Company") as of March 31, 2001, and the related condensed consolidated statements of income, changes in shareholders' equity, and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
April 23, 2001

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and in the Sykes Enterprises, Incorporated (the "Company") Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission, which were audited by the Company's predecessor independent accountants. Management's discussion and analysis may contain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, and projections about the Company, management's beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made from time to time by or on behalf of Sykes. Words such as "may," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe the Company's future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this report. The Company's actual results may differ materially from what is expressed or forecasted in such forward-looking statements. All forward-looking statements are made as of the date hereof, and Sykes undertakes no obligation to update any such forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: the marketplace's continued receptivity to Sykes' terms and elements of services offered under Sykes' standardized contract for future bundled service offerings; Sykes' ability to continue the growth of its support service revenues through additional technical and customer support centers; Sykes' ability to leverage its customer relationship practice; Sykes' ability to further penetrate into vertically integrated markets; Sykes' ability to expand revenues within the global markets; Sykes' ability to continue to establish a competitive advantage through sophisticated technological capabilities; uncertainties relating to pending litigation; Sykes' dependence on key clients; Sykes' ability to attract and retain experienced personnel; potential difficulties in continuing to expand and manage growth; Sykes' ability to grow through selective acquisitions and mergers; rapid technological change; Sykes' reliance on technology and computer systems; Sykes' dependence on trend toward outsourcing; risk of emergency interruption of technical and customer support center operations; risks associated with international operations and expansion; existence of substantial competition; dependence on senior management; control by principal shareholder and anti-takeover considerations; volatility of stock price may result in loss of investment; and the risk factors listed from time to time in Sykes' registration statements and reports as filed with the Securities Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Revenues

For the three months ended March 31, 2001, the Company recorded consolidated revenues of $140.4 million, a decrease of $22.3 million or 13.7%, from $162.7 million of consolidated revenues for the comparable period during 2000. Exclusive of SHPS, Incorporated ("SHPS"), in which 93.5% of the Company's ownership interest was sold on June 30, 2000, and exclusive of U.S. fulfillment and distribution and the Company's localization operations, from which the Company exited in connection with the fourth quarter 2000 restructuring, revenues increased $6.1 million or 4.6% for the three months ended March 31, 2001, from $133.6 million for the comparable period during 2000. This growth in revenue was the result of a $6.9 million or 5.6% increase in Business Services' revenues, exclusive of SHPS and U.S. fulfillment and distribution operations, and a decrease of $0.8 million or 7.4% from Business Solutions' revenues, exclusive of the Company's localization operations.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Revenues (continued)

The increase in Business Services' revenues for the three months ended March 31, 2001 was primarily attributable to an increase in new and expanded contracts for technical and customer support services, highlighted by a further diversification into the communications market, partially offset by a decrease from the Company's European fulfillment and distribution services revenues. The decrease in European fulfillment and distribution services revenue for the three months ended March 31, 2001 was primarily attributable to a reduction in business from a single dot.com client, who was undergoing financial restructuring.

The decrease in Business Solutions' revenues for the three months ended March 31, 2001, was due to the decline in the demand for IT staffing services from clients who are aware of the current market environment and have reacted by delaying IT projects.

Direct Salaries and Related Costs

Direct salaries and related costs decreased $13.2 million or 12.9% to $88.7 million for the three months ended March 31, 2001, from $101.9 million in 2000. As a percentage of revenues, direct salaries and related costs increased to 63.2% in 2001 from 62.6% for the comparable period in 2000. The decrease in the dollar amount of direct salaries and related costs was primarily attributable to a $20.2 million decrease in direct salaries and related costs associated with SHPS, U.S. fulfillment and distribution and the Company's localization operations and a $2.3 million decrease in direct material costs associated primarily with the European fulfillment and distribution services. This decrease was partially offset by a $10.3 million increase in salaries and benefits due to higher direct labor and benefit costs to support additional technical and customer support centers and associated training costs, fluctuations in client forecasting as a result of market uncertainties and shifts in client mix. As a percentage of revenues, direct salaries and related costs, exclusive of SHPS, U.S. fulfillment and distribution and the Company's localization operations, increased to 63.3% in 2001 from 60.9% for the comparable period in 2000.

General and Administrative

General and administrative expenses decreased $3.7 million or 7.8% to $43.2 million for the three months ended March 31, 2001, from $46.9 million in 2000. As a percentage of revenues, general and administrative expenses increased to 30.8% in 2001 from 28.8% for the comparable period in 2000. The decrease in the dollar amount of general and administrative expenses was primarily attributable to an $8.1 million decrease in general and administrative expenses associated with SHPS, U.S. fulfillment and distribution and the Company's localization operations. This decrease was offset by a $1.7 million increase in salaries and benefits to support the Company's organic growth, a $0.9 million increase in legal and professional fees, a $0.5 million increase in consulting and a $1.9 million increase in depreciation and amortization associated with facility and capital equipment expenditures incurred in connection with both technology infrastructure and the expansion of the Company's technical and customer support centers. As a percentage of revenues, general and administrative expenses, exclusive of SHPS, U.S. fulfillment and distribution and the Company's localization operations, increased to 30.7% in 2001 from 28.7% for the comparable period in 2000.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Other Income and Expense

Other expense was $0.4 million during the three months ended March 31, 2001, compared to $1.2 million during the comparable 2000 period. This decrease was attributable to a decrease of $1.3 million in interest expense associated with a decrease in the Company's average outstanding debt position. The Company's average debt balance for the first quarter of 2001 was $5.1 million compared to $84.6 million for the first quarter of 2000. The decrease in the average debt balance is principally due to the repayment of debt from the proceeds generated from the sale of SHPS, offset by capital expenditures and the Company's repurchase of 3.0 million shares of its common stock during 2000 that are being held as treasury shares.

Provision for Income Taxes

The provision for income taxes decreased $1.8 million to $3.1 million for the three months ended March 31, 2001 from $4.9 million for the comparable period in 2000. The decrease in the provision for income taxes was primarily attributable to the decrease in income for the three months ended March 31, 2001. The effective tax rate was 38.0 percent for the three months ended March 31, 2001 and 38.8 percent for the comparable 2000 period. The effective tax rate differs from the statutory federal income tax rate primarily due to the effects of foreign, state and local income taxes, foreign income not subject to federal and state income taxes, non-deductible intangibles and other permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flows generated from operations and from available borrowings under its credit facilities. The Company has utilized its capital resources to make capital expenditures associated primarily with its technical and customer support services, invest in technology applications and tools to further develop the Company's service offerings and for working capital and other general corporate purposes, including the repurchase of its common stock in the open market. In future periods, the Company intends similar uses of any such funds, including possible acquisitions.

In the first quarter of 2001, the Company generated $16.3 million in cash from operating activities and used $2.7 million in available cash primarily to invest $8.1 million in capital expenditures and paydown $6.8 million in borrowings under the Company's credit facilities.

Net cash flows provided by operating activities for the three months ended March 31, 2001 was $16.3 million compared to $19.1 million for the comparable period in 2000. The $2.8 million decrease in net cash flows provided by operating activities was due to a decrease in net income of $0.7 million, a net decrease in non-cash expenses of $0.3 million and a net decrease in assets and liabilities of $1.8 million. This net decrease in assets and liabilities of $1.8 million was principally due to a decrease in deferred revenue of $18.7 million, primarily related to revenue from diagnostic software, and a decrease in accounts payable and other accrued accounts of $18.4 million offset by a $35.3 million decrease in receivables. This decrease in receivables included an $8.8 million decrease in SHPS' receivables, a previously wholly owned subsidiary of the Company, which was sold in June 2000, and a $26.5 million decrease in receivables primarily due to increased collection efforts.

Capital expenditures, which are generally funded by cash generated from operating activities and borrowings available under its credit facilities, were $8.1 million for the three months ended March 31, 2001 compared to $19.6 million for the three months ended March 31, 2000. Capital expenditures for the first quarter of 2001 were $11.5 million lower than the comparable period of 2000. In the first quarter of 2001, approximately 81% of the capital

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (continued)

expenditures were the result of investing in new and existing technical and customer support centers and 19% was expended for systems infrastructure. In 2001, the Company anticipates capital expenditures in the range of $45.0 million to $50.0 million.

The primary sources of cash flows from financing activities are from borrowings under the Company's syndicated credit facility, as amended on May 2, 2000, with a syndicate of lenders (the "Amended Credit Facility"). Pursuant to the terms of the Amended Credit Facility, the amount of the Company's revolving credit facility is $150.0 million. The $150.0 million Amended Credit Facility includes a $10.0 million swingline loan to be used for working capital purposes. In addition, the Company has a $15.0 million multi-currency credit facility that provides for multi-currency lending. The Amended Credit Facility matures on February 28, 2003, and the multi-currency facility matures on February 28, 2002. At March 31, 2001, the Company had $27.4 million in cash and $163.0 million of availability under its credit facilities.

The Company believes that its current cash levels, accessible funds under its credit facilities and cash flows from future operations, will be adequate to meet its debt repayment requirements, continued expansion objectives and anticipated levels of capital expenditures for the foreseeable future.

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

At March 31, 2001, the Company had $2.0 million in debt outstanding at variable interest rates, which is generally equal to the Eurodollar rate plus an applicable margin. Based on the Company's level of variable rate debt during the first three months of 2001, a one-point increase in the weighted average interest rate would increase the Company's annual interest expense by approximately $0.3 million. The Company has not historically used derivative instruments to manage its exposure to changes in interest rates.

FLUCTUATIONS IN QUARTERLY RESULTS

For the year ended December 31, 2000, quarterly revenues as a percentage of total annual revenues were approximately 27%, 26%, 23% and 24%, respectively, for the first through fourth quarters of the year. The Company has experienced and anticipates that in the future it will continue to experience variations in quarterly revenues. The variations are due to the timing of new contracts and renewal of existing contracts, the timing of expenses incurred to support new business, the timing and frequency of client spending for e-commerce and e-business activities, non-U.S. currency fluctuations, and the seasonal pattern of technical and customer support, and fulfillment and distribution services.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

PART II - OTHER INFORMATION.

ITEM 1 - LEGAL PROCEEDINGS.

Reference is made to Part I, Item 3 "Legal Proceedings" of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed March 27, 2001. Since March 27, 2001, the Company has not been named as a defendant in any action, which, to the best of the Company's knowledge, could have a material adverse effect on the financial condition or results of operations of the Company other than the actions described below.

A. Class Action Litigation.

The Company is aware of sixteen purported class action lawsuits that have been filed against Sykes and certain of its officers alleging violations of federal securities laws. All of the actions have been consolidated into one case which is pending in the United States District Court for the Middle District of Florida. The plaintiffs purport to assert claims on behalf of a class of purchasers of Sykes' common stock during the period from July 27, 1998 through September 18, 2000. The consolidated action claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Among other things, the consolidated action alleges that during 2000, 1999 and 1998, the Company and certain of its officers made materially false statements concerning the Company's financial condition and its future prospects. The consolidated complaint also claims that certain of the Company's quarterly financial statements during 1999 and 1998 were not prepared in accordance with generally accepted accounting principles. The consolidated action seeks compensatory and other damages, and costs and expenses associated with the litigation. The Company believes these claims are without merit and intends to defend the actions vigorously.

The Company is also aware of a lawsuit filed by Kyrus that asserts functionality issues associated with software that Kyrus had licensed from the Company. At the time of the software license, the Company and Kyrus entered into an agreement which provided for a return of a portion of the convertible preferred stock transferred to the Company in consideration of the license in the event that revenues generated by Kyrus from the software did not reach agreed upon levels. In this lawsuit, Kyrus claims that revenues from the software did not meet the minimum levels agreed upon and that Kyrus is therefore entitled to a return of the convertible preferred stock having a fair value of $4.5 million at the time of the software license. The Company has not recorded the convertible preferred stock subject to the contingency in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000. Therefore, in the event the Company is required to return the preferred stock to Kyrus, the return will not impact the Company's financial position or results of operations. This litigation is currently pending in the Court of Common Pleas for Greenville County, South Carolina. This lawsuit is in the very early stages and formal discovery has not yet begun. The Company intends to vigorously defend this lawsuit.

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

B.  Other Litigation.

The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company's future financial position.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         a.       The Annual Meeting of Shareholders was held on April 26, 2001.

         b. The following members of the Board of Directors were elected to serve until the 2004 Annual Meeting and until their successors are elected and qualified:

                                                For         Against     Abstained
                                                ---         -------     ---------
         H. Parks Helms                     36,403,399            --     792,715
         Adelaide A. (Alex) Sink            36,405,399            --     790,715
         Linda F. McClintock-Greco, M.D     36,402,199            --     793,915

                  The following member of the Board of Directors, who was appointed by the Board during 2000 to fill a vacancy, was elected to serve until the 2002 Annual Meeting and until his successor is elected and qualified:

                                                For         Against     Abstained
                                                ---         -------     ---------
         Thomas F. Skelly                   36,405,647            --     790,467

                  The following member of the Board of Directors, who was appointed by the Board during 2000 to fill a vacancy, was elected to serve until the 2003 Annual Meeting and until his successor is elected and qualified:

                                                For         Against     Abstained
                                                ---         -------     ---------
         William J. Meurer                  36,405,647            --     790,467

                  The following members of the Board of Directors whose term of office as a director continued after the meeting:

         John H. Sykes                        Ernest J. Milani
         Furman P. Bodenheimer, Jr.           Iain A. Macdonald
         Gordon H. Loetz

         c. The following matters were voted upon at the Annual Meeting of shareholders:

                  The proposal to approve the adoption of the Company's 2001 Equity Incentive Plan was approved as follows:

                                                For         Against     Abstained
                                                ---         -------     ---------
                                            19,923,966     8,266,562      48,761

                  The proposal to ratify Deloitte & Touche as the principal independent public accountants for the year 2001 was approved as follows:

                                                For         Against     Abstained
                                                ---         -------     ---------
                                            36,758,134       394,531      43,449

         d.       Not applicable.

ITEM 5 - OTHER INFORMATION.

         None.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

The following documents are filed as an exhibit to this Report:

     10.12      Amended and Restated 1996 Non-Employee Director Stock Option
                Plan
     10.32      2001 Equity Incentive Plan
     15         Letter regarding unaudited interim financial information

(b)      Reports on Form 8-K

         Registrant filed a current report on Form 8-K, dated March 14, 2001, with the Commission on March 21, 2001, which announced the engagement of Deloitte & Touche LLP as its principal accountant to audit the consolidated financial statements of the Registrant for the year ended December 31, 2001 and the dismissal of Ernst &Young LLP, effective upon the completion of the audit of the Registrant's consolidated financial statements for the year ended December 31, 2000.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SYKES ENTERPRISES, INCORPORATED
                                    (Registrant)



Date: May 7, 2001                   By:  /s/ W. Michael Kipphut
------------------                  --------------------------------------------
                                    W. Michael Kipphut
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001


                                 EXHIBIT INDEX

    Exhibit
    Number
    ------
     10.12      Amended and Restated 1996 Non-Employee Director Stock Option
                Plan
     10.32      2001 Equity Incentive Plan
     15         Letter regarding unaudited interim financial information