Form 10-K/A
period 2000-12-31
SYKES ENTERPRISES INC
filed 2001-08-14
CIK 1010612

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

Documents ..........................................       Form 10-K/A Reference
Portions of the Proxy Statement dated March 27, 2001       Part III Items 10-13

                               Page 1 of 63 Pages
                          Exhibit Index is on Page 58.

                                EXPLANATORY NOTE

After the Company filed its Annual Report on Form 10-K for the year ended December 31, 2000 with the United States Securities and Exchange Commission ("SEC"), the Company determined that the accounting for the recognition of cash grants received in excess of building costs for the development of new technical and customer support centers required revision, as explained below.

During the fourth quarter of 2000, the Company adopted retroactive to January 1, 2000, Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which resulted in a cumulative effect of change in accounting principle. The cumulative effect of the change related to prior years resulted in a charge to income of $2.1 million (net of income taxes of $1.3 million), or $0.05 per diluted share, which was deducted from income for the year ended December 31, 2000. In adopting SAB 101, the Company had modified its accounting treatment for the recognition of revenue as it related to, among other things, the accounting for cash grants received in excess of building costs for the development of new technical and customer support centers which represented approximately $1.2 million (net of income taxes of $0.7 million) of the cumulative effect of the $2.1 million change, or $0.03 per diluted share. Prior to the adoption of SAB 101, the Company recognized the excess of cash grants received over the costs of construction of the related facility ("excess cash grants") as a reduction of general and administrative costs commencing on the date the funds were placed in escrow and construction of the facility began. In connection with the adoption of SAB 101, the Company changed its method of accounting for excess cash grants to delay their recognition until the funds were released from escrow and construction of the facility was complete, at which time they were recognized as a reduction of salaries and other direct costs related to training of personnel at the facility involved.

Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2000, the Company determined that the excess cash grants should not be offset against direct salaries and related costs to the extent training costs were incurred and recognized at the time the funds were released from escrow and construction of the facility was complete. Instead the excess cash grants should have been deferred and recognized as a reduction of depreciation expense over the weighted average useful life of the equipment utilized at the new facility (which generally approximates five years) with the amortization beginning when construction of the facility is complete and the facility is occupied.

Accordingly, the Company reversed the portion of the cumulative effect of change in accounting principle related to the excess cash grants of $1.2 million (net of income taxes of $0.7 million), or $0.03 per diluted share, previously recorded by the Company as of January 1, 2000. As a result, the accompanying consolidated financial statements for the years ended December 31, 2000, 1999 and 1998 have been restated from the amounts previously reported. The impact of the change in accounting for excess cash grants on income before cumulative effect of change in accounting principle for the year ended December 31, 2000 was not material.

A summary of the significant effects of the restatement is as follows:

                                                            Year Ended                Year Ended                Year Ended
In thousands (except per share data)                     December 31, 2000         December 31, 1999         December 31, 1998
                                                       ---------------------     ---------------------     ---------------------
                                                          As                        As                        As
                                                      Previously       As       Previously       As       Previously       As
                                                       Reported     Restated     Reported     Restated     Reported     Restated
                                                       --------     --------     --------     --------     --------     --------
Condensed Consolidated Statement of Income:
Revenues ..........................................    $603,606     $603,606     $572,742     $572,742     $460,102     $460,102
Operating expenses ................................     615,914      615,914      533,473      535,705      427,430      428,688
                                                       --------     --------     --------     --------     --------     --------
Income (loss) from operations .....................     (12,308)     (12,308)      39,269       37,037       32,672       31,414
Total other income (expense) ......................      81,205       81,205       (3,517)      (3,517)     (12,270)     (12,270)
                                                       --------     --------     --------     --------     --------     --------
Income before provision for income taxes and
  cumulative effect of change in accounting
  principle .......................................      68,897       68,897       35,752       33,520       20,402       19,144
Provision for income taxes ........................      21,191       21,191       13,850       12,986       17,960       17,488
                                                       --------     --------     --------     --------     --------     --------
Income before cumulative effect of change in
  accounting principle ............................      47,706       47,706       21,902       20,534        2,442        1,656
Cumulative effect of change in accounting principle      (2,068)        (919)          --           --           --           --
                                                       --------     --------     --------     --------     --------     --------
Net income ........................................    $ 45,638     $ 46,787     $ 21,902     $ 20,534     $  2,442     $  1,656
                                                       ========     ========     ========     ========     ========     ========

Net income per basic share:
Income before cumulative effect of change in
  accounting principle ............................    $   1.15     $   1.15     $   0.52     $   0.49     $   0.06     $   0.04
Cumulative effect of change in accounting principle       (0.05)       (0.02)       (0.00)       (0.00)       (0.00)       (0.00)
Net income per basic share ........................    $   1.10     $   1.13     $   0.52     $   0.49     $   0.06     $   0.04

Net income per diluted share:
Income before cumulative effect of change in
  accounting principle ............................    $   1.15     $   1.15     $   0.51     $   0.48     $   0.06     $   0.04
Cumulative effect of change in accounting principle       (0.05)       (0.02)       (0.00)       (0.00)       (0.00)       (0.00)
Net income per diluted share ......................    $   1.10     $   1.13     $   0.51     $   0.48     $   0.06     $   0.04

                                                      As of December 31, 2000  As of December 31, 1999   As of December 31, 1998
                                                      -----------------------  -----------------------   -----------------------
Consolidated Balance Sheet Data:
Deferred charges and other assets .................    $ 13,212     $ 13,822     $ 19,770     $ 21,106     $ 10,720     $ 11,192
Total assets ......................................    $357,344     $357,954     $419,396     $420,732     $361,798     $362,270
Deferred grants ...................................    $ 30,143     $ 31,758     $ 21,199     $ 24,689     $ 15,435     $ 16,693
Retained earnings .................................    $ 91,435     $ 90,430     $ 45,797     $ 43,643     $ 23,895     $ 23,109
Shareholders' equity ..............................    $196,897     $195,892     $195,387     $193,233     $159,102     $158,316

This Form 10-K/A includes such restated consolidated financial statements and related notes thereto for the years ended December 31, 2000, 1999 and 1998 and other information related to such restated financial statements, including revisions to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Except for Items 6, 7 and 8 of Part II and Item 14 of
Part IV, no other information included in the original report on Form 10-K is amended by this Form 10-K/A.

                         Sykes Enterprises, Incorporated

                            Form 10-K/A Annual Report

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                       --------
PART I
  Item 1      Business...............................................       1
  Item 2      Properties.............................................      13
  Item 3      Legal Proceedings......................................      15
  Item 4      Submission of Matters to a Vote of Security Holders....      15

PART II
  Item 5      Market for Registrant's Common Equity and
              Related Stockholder Matters............................      16
  Item 6      Selected Financial Data................................      17
  Item 7      Management's Discussion and Analysis of Financial
              Conditions and Results of Operations...................      18
  Item 7a     Quantitative and Qualitative Disclosures About Market
              Risk...................................................      25
  Item 8      Financial Statements and Supplementary Data............      26
  Item 9      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure....................      51

PART III
  Item 10     Directors and Executive Officers of the Registrant.....      51
  Item 11     Executive Compensation.................................      51
  Item 12     Security Ownership of Certain Beneficial
              Owners and Management..................................      51
  Item 13     Certain Relationships and Related Transactions.........      51

PART IV
  Item 14     Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K................................      51

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

DIVESTITURE ACTIVITY IN 2000

       On June 30, 2000, the Company sold 93.5% of its ownership interest in SHPS, Incorporated ("SHPS") for approximately $165.5 million cash. The cash proceeds reflected in the Statement of Cash Flows for 2000, included elsewhere in this Form 10-K/A, is net of approximately $0.7 million used to retire other debt and approximately $5.0 million of cash recorded on SHPS' balance sheet on the date of the sale. The sale of SHPS resulted in a gain for financial reporting purposes of approximately $84.0 million ($59.9 million net of taxes). The 2000 results of operations includes the results of SHPS through June 30, 2000, its disposition date. SHPS generated revenue and income from operations of $35.7 million and $1.7 million, respectively, for the six month period ended June 30, 2000 compared to $73.0 million and $5.9 million for the year ended 1999, exclusive of compensation expense associated with the exercise of options during 2000.

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

CLIENTS

    The Company serves clients in the United States, Canada, Latin America, Europe, The Philippines, Peoples Republic of China and South Africa. The Company primarily markets to Fortune 500 corporations within the technology, communications and financial services industries. The Company believes its globally recognized client base presents opportunities for further cross marketing of its services.

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

The Company Faces Uncertainties Relating To Pending Litigation

    Sykes faces uncertainties relating to the pending litigation described in "Item 3. Legal Proceedings." Although the Company intends to vigorously defend these lawsuits, it cannot predict the outcome or the impact they may have on the Company. Sykes also cannot predict whether any other suits, claims, or investigations may arise in the future based on the same or other claims. Regardless of the outcome of any of these lawsuits or any future lawsuits, claims, or investigations relating to the same or any other subject matter, the Company may incur substantial defense costs and such actions may cause a diversion of management time and attention. Also, it is possible that Sykes may be required to pay substantial damages or settlement costs which could have a material adverse effect on its financial condition or results of operations.

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

Risks Associated with International Operations and Expansion

    The Company intends to continue to pursue growth opportunities in markets outside the United States. At December 31, 2000, Sykes' international operations were conducted from 19 technical and customer support centers located in Sweden, The Netherlands, France, Germany, South Africa, Scotland, Ireland, Hungary, Turkey, Peoples Republic of China, and The Philippines. Revenues from these operations for the years ended December 31, 2000, 1999, and 1998, were 38%, 36%, and 38%, of consolidated revenues, respectively, exclusive of SHPS revenue. The Company also conducts business in Canada and Costa Rica, which are included in the Americas geographic region. International operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, tariffs and taxes, import/export license requirements, the imposition of trade barriers, difficulties in staffing and managing foreign operations, political uncertainties, longer payment cycles, foreign exchange restrictions that could limit the repatriation of earnings, possible greater difficulties in accounts receivable collection, potentially adverse tax consequences, and economic instability.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table provides the names and ages of the Company's executive officers, and the positions and offices with the Company currently held by each of them:

                 NAME                 AGE                      PRINCIPAL POSITION
         -----------------------------------------------------------------------------------------------------------
         John H. Sykes                 64      Chairman and Chief Executive Officer
         James E. Lamar                54      Group Executive and Executive Vice President -  Business Services
         Mitchell I. Nelson            32      Group Executive and Senior Vice President - Business Solutions
         Gerry L. Rogers               55      Group Executive, Senior Vice President and Chief Information Officer
         Charles E. Sykes              38      Senior Vice President - Marketing
         Jenna R. Nelson               37      Group Executive and Vice President, Human Resources
         W. Michael Kipphut            47      Vice President and Chief Financial Officer
         James T. Holder               42      General Counsel and Corporate Secretary

    John H. Sykes has held the titles and responsibilities of Chairman and Chief Executive Officer of the Company since December 1998. He has been President of the Company from inception in 1977 until December 1998. Previously, Mr. Sykes was Senior Vice President of CDI Corporation, a publicly held technical services firm.

    James E. Lamar joined the Company in May 1999 as Vice President and Managing Director of EMEA and was named Group Executive and Executive Vice President - Business Services during July 2000. From March 2000 until July 2000, Mr. Lamar was named Group Executive and Senior Vice President - International. From 1994 to 1999, Mr. Lamar held various management positions with Lucent Technologies, a publicly held telecommunications firm, most recently as Managing Director of Licensing for Europe, the Middle East and Africa.

    Mitchell I. Nelson joined the Company in August 1999 and was named Group Executive and Senior Vice President - Business Solutions during July 2000. From January 1999 to July 1999, Mr. Nelson was Vice President of Professional Services Worldwide with IMRglobal, an IT strategy consulting and e-business solutions organization. Mr. Nelson was a partner with EC Werks, an e-business/e-commerce consulting firm, from October 1997 until December 1999 when IMRglobal acquired it. From January 1996 to September 1997, Mr. Nelson held the position of President and Chief Executive Officer for Technology Architects until it was sold to

EC Werks. Previously, Mr. Nelson was General Manager and Director of Professional Services of Waldec Group, a consulting and technology systems integration company.

    Gerry L. Rogers joined the Company in February 1999 as Group Vice President, North America and was named Group Executive, Senior Vice President and Chief Information Officer during July 2000. From March 2000 until July 2000, Mr. Rogers was named Group Executive and Senior Vice President - The Americas. From 1968 to 1999, Mr. Rogers held various management positions with AT&T, a publicly held telecommunications firm, most recently as General Manager for the Business Growth Markets.

    Charles E. Sykes joined the Company in 1986 and was named Senior Vice President - Marketing during March 2000. In December 1996, Mr. Sykes was appointed Vice President Sales and held the position of Regional Manager of the Midwest Region for Professional Services from 1992 until 1996. Mr. Charles E. Sykes is the son of Mr. John H. Sykes.

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

    ITEM 2.  PROPERTIES

    The Company's principal executive offices are located in Tampa, Florida. This facility currently serves as the headquarters for senior management, the financial and administrative departments and the Tampa office. The following table sets forth additional information concerning the Company's facilities:

                                                                                               SQUARE        LEASE
                        PROPERTIES                              GENERAL USAGE                   FEET       EXPIRATION
                        ----------                              -------------                   ----       ----------
          UNITED STATES LOCATIONS

          Tampa, Florida                          Corporate headquarters                        18,000    December 2002
          Tampa, Florida                          Office                                        56,900    June 2002

          Ada, Oklahoma                           Technical and customer support center         42,000    Company owned
          Bismarck, North Dakota                  Technical and customer support centers(2)     84,000    Company owned
          Charlotte, North Carolina               Technical and customer support center         52,000    October 2001
          Greeley, Colorado                       Technical and customer support center         42,000    Company owned
          Hays, Kansas                            Technical and customer support center         42,000    Company owned
          Klamath Falls, Oregon                   Technical and customer support center         42,000    Company owned
          Manhattan, Kansas                       Technical and customer support center         42,000    Company owned
          Milton-Freewater, Oregon                Technical and customer support center         42,000    Company owned
          Morganfield, Kentucky                   Technical and customer support center         42,000    Company owned
          Perry County, Kentucky                  Technical and customer support center         42,000    Company owned
          Minot, North Dakota                     Technical and customer support center         42,000    Company owned
          Pikesville, Kentucky                    Technical and customer support center         42,000    Company owned
          Ponca City, Oklahoma                    Technical and customer support center         42,000    Company owned
          Scottsbluff, Nebraska                   Technical and customer support center         42,000    Company owned
          Sterling, Colorado                      Technical and customer support center         34,000    Company owned
          Eveleth, Minnesota                      Technical and customer support center         42,000    Company owned

          Nashville, Tennessee                    Distribution center                           91,200    October 2001

          Atlanta, Georgia                        Office                                         4,900    June 2003
          Cary, North Carolina                    Office                                         3,700    March 2003
          Charlotte, North Carolina               Office                                         2,900    June 2001

                                                                                               SQUARE        LEASE
          PROPERTIES                              GENERAL USAGE                                 FEET       EXPIRATION
          ----------                              -------------                                 ----       ----------
          Charlotte, North Carolina               Office                                        37,800   October 2003
          Dallas, Texas                           Office                                         3,000   June 2003
          Denver, Colorado                        Office                                         2,000   April 2001
          Poughkeepsie, New York                  Office                                         1,000   January 2002
          St. Louis, Missouri                     Office                                         5,700   September 2001

          INTERNATIONAL LOCATIONS

          Amsterdam, The Netherlands              Technical and customer support center/
                                                  International headquarters                    70,500   July 2004

          Budapest, Hungary                       Technical and customer support center         15,700   June 2002
          Edinburgh, Scotland                     Technical and customer support                36,000   September 2019
                                                  center/office
          Heredia, Costa Rica                     Technical and customer support centers(2)     23,800   June 2001
          London, Ontario, Canada                 Technical and customer support center         45,000   Company owned
          Toronto, Ontario, Canada                Technical and customer support center         14,600   December 2006
          Moncton, New Brunswick                  Technical and customer support center          8,200   December 2001
          Les Ulis, France                        Technical and customer support center         36,200   January 2007
          Bochum, Germany                         Technical and customer support center         29,100   June 2001
          Hannover, Germany                       Technical and customer support center         12,500   November 2008
          Hamburg, Germany                        Technical and customer support center          6,400   June 2001
          Esslingen, Germany                      Technical and customer support center          9,200   December 2005
          Pasewalk, Germany                       Technical and customer support center         41,900   July 2001
          Wilhelmshaven, Germany                  Technical and customer support centers(2)     36,800   March 2003
          Manila, The Philippines                 Technical and customer support center         26,100   October 2002
          Sunninghill, South Africa               Technical and customer support center         12,500   June 2001
          Ed, Sweden                              Technical and customer support center         44,000   November 2002
          Sveg, Sweden                            Technical and customer support center         35,100   June 2001
          Istanbul, Turkey                        Technical and customer support center         20,700   June 2001
          Shanghai, PRC                           Technical and customer support center         41,900   May 2002
          Florence, Italy                         Technical and customer support center         32,300   September 2002
          Shannon, Ireland                        Technical and customer support center and
                                                  distribution center                           66,000   April 2013

          Aachen, Germany                         Distribution center                           49,400   September 2002
          Sevran, France                          Distribution center                           19,400   August 2002
          Galashiels, Scotland                    Distribution center                          126,700   Company owned
          Upplands Vasby, Sweden                  Distribution center                           21,300   December 2001

          Stockholm, Sweden                       Sales office                                   5,000   December 2001
          London, Ontario, Canada                 Sales office                                   2,000   August 2002
          Ottawa, Ontario, Canada                 Sales office                                   5,400   March 2002
          Vancouver, British Columbia             Sales office                                     400   June 2002

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

    Sykes' common stock is quoted on the NASDAQ National Market under the symbol SYKE. The following table sets forth, for the periods indicated, certain information as to the high and low sale prices per share of Sykes' common stock as quoted on the NASDAQ National Market.

                  Year ended December 31, 2000:           High           Low
                                                         -------       -------
                  First Quarter...................       $52.250       $13.375
                  Second Quarter..................        23.250        12.250
                  Third Quarter...................        16.000         4.375
                  Fourth Quarter..................         7.000         3.313

                  Year ended December 31, 1999:

                  First Quarter...................       $32.875       $24.250
                  Second Quarter..................        34.750        20.438
                  Third Quarter...................        33.750        21.625
                  Fourth Quarter..................        51.500        22.750

    Holders of Sykes' common stock are entitled to receive dividends out of the funds legally available when and if declared by the Board of Directors. Sykes has not declared or paid any cash dividends on its common stock in the past. Sykes currently anticipates that all of its earnings will be retained for development and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future.

     As of March 1, 2001, the last sale price of the registrant's common stock was $4.63 on the NASDAQ National Market, and there were approximately 1,607 holders of record of the common stock. The Company believes that there were approximately 12,000 beneficial owners of its common stock.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

    The following selected financial data has been derived from the Company's consolidated financial statements, as restated. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's Consolidated Financial Statements and related notes.

                                                      Year Ended      Year Ended     Year Ended     Year Ended     Year Ended
                                                      December 31,    December 31,   December 31,   December 31,   December 31,
     (In thousands, except per share data)                2000            1999           1998           1997           1996
                                                        ---------       ---------      ---------      ---------      ---------
                                                      Restated (1)     Restated(1)    Restated (1)
     INCOME STATEMENT DATA:
     Revenues ....................................      $ 603,606       $ 572,742      $ 460,102      $ 351,593      $ 248,699
     Income (loss) from operations ...............        (12,308)         37,037         31,414         24.392         21,611
     Net income ..................................         46,787          20,534          1,656          7,631         11,685
     Net income per basic share ..................           1.13            0.49           0.04           0.19           0.32
     Net income per diluted share ................           1.13            0.48           0.04           0.18           0.31

     PRO FORMA INFORMATION ASSUMING ACCOUNTING
     CHANGE IS APPLIED RETROACTIVELY (2)
     Revenues ....................................      $ 603,606       $ 571,243      $ 460,102      $ 351,593      $ 248,699
     Income (loss) from operations ...............        (12,308)         35,538         31,414         24,392         21,611
     Net income ..................................         47,706          19,615          1,656          7,631         11,685
     Net income per basic share ..................           1.15            0.47           0.04           0.19           0.32
     Net income per diluted share ................           1.15            0.46           0.04           0.18           0.31

     PRO FORMA INFORMATION EXCLUDING ONE-TIME
     ITEMS ASSUMING ACCOUNTING CHANGE IS APPLIED
     RETROACTIVELY (2):
     Revenues ....................................      $ 603,606       $ 571,243      $ 460,102      $ 351,593      $ 248,699
     Income from operations (3,4,5,6) ............         25,996          41,517         47,761         36,605         21,611
     Net income (3,4,5,6,7,8,9) ..................         13,771          23,277         29,202         23,877         11,685
     Net income per basic share (3,4,5,6,7,8,9)...           0.33            0.55           0.71           0.58           0.32
     Net income per diluted share (3,4,5,6,7,8,9).           0.33            0.54           0.69           0.56           0.31

     BALANCE SHEET DATA:
     Working capital .............................      $  92,964       $  93,075      $  84,632      $ 116,661      $ 116,687
     Total assets ................................        357,954         420,732        362,270        268,197        238,318
     Long-term debt, less current installments ...          8,759          80,053         75,448         35,990          8,571
     Shareholders' equity ........................        195,892         193,233        158,316        152,560        147,402

(1) See Note 1 of the notes to the Consolidated Financial Statements regarding the restatement of the Company's 2000, 1999 and 1998 financial statements.

(2) Effective January 1, 2000, the Company changed its policy regarding the recognition of revenue based on criteria established by Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101").

(3) The balance for 2000 is exclusive of $7.8 million of compensation expense related to payments made to certain SHPS, Incorporated ("SHPS") option holders as part of the Company's sale of a 93.5% ownership interest in SHPS that occurred on June 30, 2000 and $30.5 million of restructuring and other charges.

(4) The balance for 1999 is exclusive of $6.0 million of charges associated with the impairment of long-lived assets.

(5) The balance for 1998 is exclusive of $0.5 million of expense associated with accrued severance costs, $1.4 million of one-time merger and related charges associated with acquisitions and $14.5 million of acquisition related in-process research and development costs.

(6) The balance for 1997 is exclusive of $12.2 million of charges associated with the impairment of long-lived assets and one-time merger and related charges associated with an acquisition.

(7) The balance for 2000 is exclusive of an $84.0 million gain from the sale of a 93.5% ownership interest in SHPS that occurred on June 30, 2000 and a gain of $0.7 million related to the sale of a small Canadian operation that sold roadside assistance memberships for which the Company provides customer support and $38.3 million of one-time items as identified in note
     (3) above.

(8) The balance for 1998 is exclusive of $3.9 million of acquisition related in-process research and development costs incurred by a joint venture entity, $7.3 million of charges associated with the write-down of marketable securities and $16.4 million of one-time charges as identified in note (5) above.

(9) The balance for 1997 is exclusive of $2.8 million of expense associated with acquisition related in-process research and development costs incurred by a joint venture entity, $1.2 million of one-time merger and related charges associated with an acquisition and $12.2 million of one-time charges as identified in note (6) above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2000, the Company revised its method of accounting for excess cash grants. As a result, the consolidated financial statements for the years ended December 31, 2000, 1999 and 1998 have been restated from the amounts previously reported. The effects of the restatement are presented in Note 1 to the consolidated financial statements and have been reflected herein. The following should be read in conjunction with the restated Consolidated Financial Statements, including the notes thereto. The following discussion compares the restated financial condition and results of operations for the year ended December 31, 2000 ("2000") to the year ended December 31, 1999 ("1999"), and 1999 to the year ended December 31, 1998 ("1998").

    The following discussion and analysis and other sections of this report contain forward-looking statements that involve risks and uncertainties. Words such as "may," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe the Company's future plans, objectives, or goals also are forward-looking statements. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis and in this Form 10-K/A for the year ended December 31, 2000 in
Item 1 in the section entitled "Factors Influencing Future Results And Accuracy Of Forward-Looking Statements."

OVERVIEW

     The Company derives its revenue from providing outsourced customer management solutions and services through two business segments - Business Solutions and Business Services.

     Business Solutions provides professional services in e-commerce and customer relationship management (CRM) with a focus on business strategy development, project management, business process redesign, change management, knowledge management, education, training and web development. Revenues from Business Solutions usually are billed on a time and material basis, generally by the hour, and revenues generally are recognized as the services are provided. Revenues from fixed price contracts, generally with terms of less than one year, are recognized using the percentage-of-completion method. A significant majority of the Company's revenue is derived from non-fixed price contracts. The Company has not experienced material losses due to fixed price contracts and does not anticipate a significant increase in revenue derived from such contracts in the future.

    Business Services provides customer care outsourcing services with an emphasis on technical support and customer service, delivered through multiple communication channels encompassing phone, e-mail, web and chat. Revenue from technical support and customer service, provided through the Company's support centers, is recognized as services are rendered. These services are billed on an amount per e-mail, a fee per call, a rate per minute or on a time and material basis. Revenue from distribution and fulfillment services is generally billed on a per unit basis.

     Direct salaries and related costs include direct personnel compensation, statutory and other benefits associated with such personnel and other direct costs associated with providing services to customers. General and administrative expenses include administrative, sales and marketing, occupancy, depreciation and amortization, and other indirect costs.

    Other expense, excluding the effect of one-time items, consists primarily of interest expense, net of interest income and foreign currency transaction gains and losses. Foreign currency transaction gains and losses generally result from exchange rate fluctuations on intercompany transactions. During 1997, the Company entered into a joint venture and the results of this entity are included in the other income (expense) section of the Consolidated Statements of Income for the time period the entity operated as a 50% joint venture. Effective September 1, 1998, the Company acquired the remaining portion of this joint venture.

    Recognition of income associated with grants from local or state governments of land and the acquisition of property and equipment are deferred and recognized as a reduction in general and administrative costs over the corresponding useful lives of the related property and equipment. Deferred property and equipment grants, net of amortization, totaled $31.8 million and $24.7 million at December 31, 2000 and 1999, respectively.

    The Company's effective tax rate for the periods presented reflects the effects of foreign taxes, net of foreign income not taxed in the United States, nondeductible expenses for income tax purposes and a tax basis difference on the sale of an equity interest in SHPS.

    RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in the Company's statements of income:

                                                              Year Ended      Year Ended       Year Ended
                                                              December 31,    December 31,     December 31,
                                                                  2000            1999            1998
                                                                 ------          ------          ------
                                                              Restated (1)    Restated (1)     Restated (1)

                   PERCENTAGES OF REVENUES:

                   Revenues .............................         100.0%          100.0%          100.0%
                   Direct salaries and related costs ....          63.3            64.6            63.0
                   General and administrative (2) .......          32.4            27.9            27.0
                   Compensation expense associated with
                      exercise of options ...............           1.3              --              --
                   Restructuring and other charges ......           5.0              --              --
                   Impairment of long-lived assets ......            --             1.0              --
                   Acquired in-process research
                      and development (3) ...............            --              --             3.1
                                                                 ------          ------          ------
                   Income (loss) from operations ........          (2.0)            6.5             6.9
                   Other income (expense) (4)(5)(6) .....          13.4            (0.6)           (2.7)
                                                                 ------          ------          ------
                   Income before provision for income
                    taxes and cumulative effect of change
                    in accounting principle .............          11.4             5.9             4.2
                   Provision for income taxes ...........           3.5             2.4             3.8
                                                                 ------          ------          ------
                   Income before cumulative effect of
                    change in accounting principle ......           7.9             3.5             0.4

                   Cumulative effect of change in
                    accounting principle ................          (0.2)             --              --
                                                                 ------          ------          ------
                      Net income (2)(3)(4)(5)(6) ........           7.7%            3.5%            0.4%
                                                                 ======          ======          ======

(1) See Note 1 of the notes to the Consolidated Financial Statements regarding the restatement of the Company's 2000, 1999 and 1998 financial statements.

(2) Includes charges associated with accrued severance pay and one-time merger and related charges of 0.4% related to the acquisitions completed in 1998.

(3) Includes expense associated with the write-off of acquisition related in-process research and development costs of 3.1% related to the Company's original ownership and subsequent acquisition of the remaining outstanding shares of SHPS.

(4) Includes expense associated with the write-off of acquisition related in-process research and development costs of 0.8% related to acquisitions completed by SHPS in 1998.

(5) Includes expense associated with the write-down of marketable securities of 1.6% in 1998.

(6)  Includes gain on sale of SHPS of 13.9% in 2000.

2000 COMPARED TO 1999

    Revenues. For 2000, the Company recorded consolidated revenues of $603.6 million, an increase of $30.9 million or 5.4%, from the $572.7 million of consolidated revenues for the comparable period during 1999. Exclusive of SHPS (in which 93.5% of the

Company's ownership interest was sold on June 30, 2000), revenues increased $68.2 million or 13.6% to $567.9 million for 2000 from $499.7 million for the comparable period during 1999. This growth in revenue was the result of a $29.0 million or 5.5% increase in Business Services' revenues ($66.3 million or 14.8% exclusive of SHPS) and an increase of $1.9 million or 3.8% from Business Solutions' revenues.

    The increase in Business Services' revenues for 2000 was primarily attributable to an increase in the number of technical and customer support centers providing services throughout the period, and the resulting increase in e-mail requests and telephony call volumes from clients, the licensing of the Company's diagnostic software, partially offset by a decrease from distribution and fulfillment services revenues. The new support centers were required as a result of continued organic growth of technical and customer support services from both e-commerce and telephony support services. The Company had an additional four domestic and two international technical and customer support centers fully operational in 2000 and significantly expanded an additional four international centers. During 2000, the Company recognized $8.0 million of revenue associated with the licensing of the Company's diagnostic software, of which $3.5 million related to a one-year AnswerTeam(TM) licensing agreement and $3.6 million related to the pro rata recognition of revenue associated with a multi-year AnswerTeam(TM) licensing agreement completed during 1999. The decrease in distribution and fulfillment services revenue for 2000 was primarily attributable to the closing of three international and two domestic distribution and fulfillment centers as part of the Company's restructuring plans and a client's decision to discontinue its operations within North America.

    The increase in Business Solutions' revenues was attributable to a focus on professional e-commerce services, including web design, development and program management and an increase in the average bill rate charged for consulting services. The increase in Business Solutions' revenue for 2000 is partially offset by a $0.7 million decline in worldwide translation and localization services and a $1.9 million reduction in revenue associated with the sale of the Company's Manufacturing and Distribution operations during the second quarter of 1999.

    Direct Salaries and Related Costs. Direct salaries and related costs increased $12.3 million or 3.3% to $382.2 million for 2000, from $369.9 million in 1999. As a percentage of revenues, direct salaries and related costs decreased to 63.3% in 2000 from 64.6% for the comparable period in 1999. The increase in the dollar amount was primarily attributable to a $43.4 million increase in salaries and benefits to support revenue growth and associated training costs, partially offset by a $27.3 million decrease in direct material costs associated with distribution and fulfillment services. Exclusive of SHPS, direct salaries and all related costs increased $35.1 million or 10.8% to $359.0 million or 63.2% of revenue. The decrease in direct salaries and all related costs as a percentage of revenue resulted from economies of scale associated with spreading costs over a larger revenue base.

    General and Administrative. General and administrative expenses increased $35.5 million or 22.2% to $195.4 million for 2000, from $159.9 million in 1999. As a percentage of revenues, general and administrative expenses increased to 32.4% in 2000 from 27.9% for the comparable period in 1999. The increase in both the dollar amount and percentage of revenue of general and administrative expense was primarily attributable to a $15.2 million increase in salaries and benefits to support the Company's organic growth, an $8.2 million increase in telecom costs, a $4.0 million increase in lease and rent expense, a $2.5 million increase in depreciation expense associated with facility and capital equipment expenditures all generally incurred in connection with the expansion of the Company's technical and customer support services, and a $6.9 million increase in bad debt expense due principally to weaker economic conditions for dot.com clients. Exclusive of SHPS, general and administrative expenses increased $45.8 million or 33.0% to $184.5 million, or 32.5% of revenue.

    Compensation Expense. Compensation expense associated with the exercise of options was $7.8 million for 2000. This charge related to payments made to certain SHPS' option holders as part of the Company's sale of a 93.5% ownership interest in SHPS that occurred on June 30, 2000.

    Restructuring and Other Charges. The Company recorded restructuring and other charges of $30.5 million during 2000. These charges were associated with
(1) the consolidation of certain of the Company's distribution and fulfillment operations in Europe; (2) the closure of the U.S. distribution and fulfillment operations; (3) the elimination of the worldwide translation and localization business; (4) the consolidation of certain of the Company's professional services locations; (5) elimination of redundant property, leasehold improvements and equipment; (6) lease termination costs associated with vacated properties and transportation equipment; and (7) severance payments to the Company's former President.

    Other Income and Expense. Other income was $81.2 million during 2000, compared to other expense of $3.5 million during 1999. Excluding the $84.0 million gain associated with the sale of SHPS, the Company reported other expense of $2.8 million for 2000. The decrease in other expense for 2000, excluding the gain for the sale of SHPS, was attributable to a decrease in interest expense associated with a decrease in the Company's average outstanding debt position, partially offset by additional interest expense of $0.7 million related to the cancellation of a contractual obligation. The Company's average debt balance for 2000 was $44.8 million compared to $78.8 million for 1999. The decrease in the average debt balance is principally due to the repayment of debt from the proceeds generated from the sale of SHPS, partially offset by increases in debt from capital expenditures and the Company's repurchase of 3.0 million shares of its common stock during 2000 that are being held as treasury shares.

    On June 30, 2000, the Company sold 93.5% of its ownership interest in SHPS for $165.5 million cash. The sale of SHPS resulted in a gain for financial accounting purposes of $84.0 million ($59.9 million net of taxes).

    Income Taxes. The provision for income taxes increased $8.2 million to $21.2 million for 2000 from $13.0 million for the comparable period in 1999. The increase in the provision for income taxes was primarily attributable to the gain associated with the sale of SHPS, partially offset by the compensation expense associated with the exercise of options and the restructuring and other charges that were incurred during 2000. The Company's effective tax rate exclusive of the gain and one-time items was 38.7% for 2000 compared to 38.7% for the comparable 1999 period.

    Net Income. As a result of the foregoing, inclusive of one-time items identified above, net income increased to $46.8 million in 2000 from $20.5 million in 1999. Exclusive of one-time items, including a gain of $84.0 million for the sale of SHPS, $7.8 million related to payouts made to SHPS' options holders and $30.5 million in restructuring and other charges, net income for 2000 would have been $12.9 million.

1999 COMPARED TO 1998

    Revenues. Revenues increased $112.6 million, or 24.5%, to $572.7 million in 1999 from $460.1 million in 1998. Exclusive of SHPS, revenues increased $66.5 million, or 15.3%, to $499.8 million from $433.3 million in 1998. The growth in revenues reflected an increase of $133.3 million, or 34.3% in Business Services' revenues ($87.1 million, or 24.0%, exclusive of SHPS) and a decrease of $20.6 million in Business Solutions' revenues.

    The increase in Business Services' revenues for 1999 was primarily attributable to an increase in the number of technical and customer support centers providing services throughout the period and the resulting increase in e-mail requests and telephony call volumes from clients. The new support centers were required as a result of continued growth of technical and customer support services from both e-mail and telephony support services. During 1999, the Company opened three domestic and four international technical and customer support centers, significantly expanded an additional four international centers and announced the construction of an additional five domestic centers. An increase in distribution and fulfillment services revenue was attributable to the Company's e-commerce initiatives in 1999.

    The decrease in Business Solutions' revenues for 1999 was attributable to a decline in hours billed to customers for consulting services, partially offset by an increase in the average bill rate, the sale of the Company's Manufacturing and Distribution operation, and to a decline in worldwide translation and localization services due to a delay in the commencement of certain projects when compared to 1998.

    Direct Salaries and Related Costs. Direct salaries and related costs increased $80.0 million, or 27.6%, to $369.8 million in 1999 from $289.8 million in 1998. As a percentage of revenues, direct salaries and related costs increased to 64.6% in 1999 from 63.0% in the comparable 1998 year. The increase was primarily attributable to the addition of personnel to support revenue growth and associated employee benefit and training costs.

    General and Administrative. General and administrative expenses increased $41.5 million, or 33.4%, to $165.9 million in 1999, inclusive of a $6.0 million one-time charge associated with the impairment of long-lived assets. As a percentage of revenues and inclusive of the one-time charge, general and administrative expenses increased to 29.0% in 1999 from 27.0% in 1998. The increase in the amount of general and administrative expenses was primarily attributable to a $17.7 million increase in salaries and benefits, a $10.6 million increase in depreciation expense associated with facility and capital equipment expenditures incurred in connection with the expansion of the Company's technical and customer support centers and distribution and fulfillment services, the $6.0 million one-time charge associated with the impairment of long-lived assets, and to a $4.3 million increase in amortization expense, primarily associated with goodwill incurred as part of the SHPS acquisition. General and administrative expenses, exclusive of the $6.0 million charge associated with the impairment of long-lived assets, increased $35.5 million, or 28.5%, to $159.9 million in 1999, or 27.9% of revenue.

    Impairment of Long-Lived Assets. As part of the original ownership and subsequent acquisition of the remaining outstanding shares of SHPS, the Company determined that the technical feasibility of SHPS' in-process technology had not been established and a portion of the technology had no alternative use. Therefore, the Company recorded a charge of approximately $14.5 million related to the write-off of the acquired in-process research and development during 1998.

    Other Expense. Other expense was $3.5 million during 1999 compared to $12.3 million during 1998. The other expense balance for 1998 is inclusive of a $3.9 million loss from joint venture and a $7.3 million write-down of a marketable security. The loss from the joint venture was attributable to acquisition related in-process research and development costs associated with acquisitions completed by the joint venture, which were recorded as other expense. The increase in other expense for 1999 exclusive of the loss from the joint venture and the write-down of a marketable security was primarily attributable to an increase in the Company's debt position as a result of the acquisition of SHPS completed during 1998.

    Income Taxes. The provision for income taxes decreased $4.5 million, or 25.7%, to $13.0 million during 1999 from $17.5 million during 1998. The dollar decrease was attributable to a lower amount of income before provision for income taxes, exclusive of one-time charges. Sykes' effective tax rate decreased to 38.7% during 1999, versus 91.3% for 1998. The effective tax rate for 1998 was affected by approximately $14.5 million of non-deductible charges associated with the write-off of in-process research and development costs.

    Net Income. As a result of the foregoing, net income inclusive of the one-time charge identified above increased to $20.5 million in 1999 from $1.7 million in 1998. Net income for 1999, exclusive of the $6.0 million charge associated with the impairment of long-lived assets would have been $24.2 million.

QUARTERLY RESULTS

The following information presents unaudited quarterly operating results, as restated, for the Company for 2000 and 1999. The data has been prepared by the Company on a basis consistent with the Consolidated Financial Statements, as restated, included elsewhere in this Form 10-K/A, and include all adjustments, consisting of normal recurring accruals, that the Company considers necessary for a fair presentation thereof. The operating results for the quarters ended September 30, 2000, June 30, 2000 and March 31, 2000 have been adjusted to give effect to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which was adopted in the fourth quarter of 2000, retroactive to January 1, 2000 in accordance with Statement of Financial Accounting Standards No. 3, "Reporting Accounting Changes in Interim Financial Statements", and certain quarters in the two-year period ended December 31, 2000 have been restated to give effect to the restatement related to the Company's method of accounting for cash grants, as discussed in Note 1 to the Consolidated Financial Statements. These operating results are not necessarily indicative of the Company's future performance.

(In thousands, except per share data)

     AS ADJUSTED FOR SAB 101,
     EFFECTIVE JANUARY 1, 2000                             12/31/00    9/30/00     6/30/00     3/31/00
                                                           ---------   ---------   ---------   ---------
                                                                                               Restated
                                                                                                 (1)

     Revenues ...........................................  $ 148,144   $ 136,954   $ 155,798   $ 162,710
     Direct salaries and related costs ..................     94,003      87,940      98,422     101,871
     General and administrative (2) .....................     48,609      52,064      47,787      46,914
     Compensation expense associated with exercise
      of options ........................................         --          --       7,836          --
     Restructuring and other charges ....................     20,828          --       9,640          --
                                                           ---------   ---------   ---------   ---------

     Income (loss) from operations ......................    (15,296)     (3,050)     (7,887)     13,925
     Other income (expense) (3) .........................        800      (1,434)     83,076      (1,237)
                                                           ---------   ---------   ---------   ---------

     Income (loss) before provision for income taxes
      and cumulative effect of change in accounting
      principle .........................................    (14,496)     (4,484)     75,189      12,688
     Provision for income taxes .........................     (3,765)     (1,660)     21,693       4,923
                                                           ---------   ---------   ---------   ---------
     Income (loss) before cumulative effect of
      change in accounting principle ....................    (10,731)     (2,824)     53,496       7,765
     Cumulative effect of change in accounting principle,
      net of income taxes of $580 .......................         --          --          --        (919)
                                                           ---------   ---------   ---------   ---------
     Net income (loss) ..................................  $ (10,731)  $  (2,824)  $  53,496   $   6,846
                                                           =========   =========   =========   =========

     Net income (loss) per basic share:
        Income (loss) before cumulative effect of change
         in accounting principle ........................  $   (0.27)  $   (0.07)  $    1.27   $    0.18

        Cumulative effect of change in accounting
         principle ......................................         --          --          --       (0.02)
                                                           ---------   ---------   ---------   ---------
        Net income (loss) per basic share ...............  $   (0.27)  $   (0.07)  $    1.27   $    0.16
                                                           =========   =========   =========   =========
     Total weighted average basic shares ................     40,373      41,134      42,031      42,606


     Net income (loss) per diluted share:
        Income (loss)  before cumulative effect of change
         in accounting principle ........................  $  (0.27)   $   (0.07)  $    1.27   $    0.18

        Cumulative effect of change in accounting
         principle ......................................         --          --          --       (0.02)
                                                           ---------   ---------   ---------   ---------
        Net income (loss) per diluted share .............  $   (0.27)  $   (0.07)  $    1.27   $    0.16
                                                           =========   =========   =========   =========

     Total weighted average diluted shares ..............     40,373      41,134      42,098      42,902

     AS ADJUSTED FOR SAB 101,
     EFFECTIVE JANUARY 1, 2000                             12/31/99     9/30/99     6/30/99     3/31/99
                                                           ---------   ---------   ---------   ---------
                                                           Restated    Restated    Restated    Restated
                                                             (1)          (1)         (1)         (1)

     Revenues ...........................................  $ 159,433   $ 140,967   $ 135,964   $ 136,378
     Direct salaries and related costs ..................    105,142      92,523      88,938      83,247
     General and administrative (2) .....................     50,123      40,227      38,693      36,812
     Compensation expense associated with exercise of
      options ...........................................         --          --          --          --
     Restructuring and other charges ....................         --          --          --          --
                                                           ---------   ---------   ---------   ---------

     Income from operations .............................      4,168       8,217       8,333      16,319
     Other income (expense) (3) .........................     (1,092)       (987)       (863)       (575)
                                                           ---------   ---------   ---------   ---------

     Income before provision for income taxes and
      cumulative effect of change in accounting
      principle .........................................      3,076       7,230       7,470      15,744
     Provision for income taxes .........................      1,194       2,809       2,891       6,092
                                                           ---------   ---------   ---------   ---------
     Income before cumulative effect of change
      in accounting principle ...........................      1,882       4,421       4,579       9,652
     Cumulative effect of change in accounting principle,
      net of income taxes of $580 .......................         --          --          --          --
                                                           ---------   ---------   ---------   ---------
     Net income .........................................  $   1,882   $   4,421   $   4,579   $   9,652
                                                           =========   =========   =========   =========

     Net income per basic share:
        Income before cumulative effect of change
         in accounting principle ........................  $    0.04   $    0.11   $    0.11   $    0.23

        Cumulative effect of change in accounting
         principle ......................................         --          --          --          --
                                                           ---------   ---------   ---------   ---------
        Net income per basic share ......................  $    0.04   $    0.11   $    0.11   $    0.23
                                                           =========   =========   =========   =========
     Total weighted average basic shares ................     42,356      42,281      42,083      41,459


     Net income per diluted share:
        Income before cumulative effect of change
         in accounting principle ........................  $    0.04   $    0.10   $    0.11   $    0.23

        Cumulative effect of change in accounting
         principle ......................................         --          --          --          --
                                                           ---------   ---------   ---------   ---------
        Net income per diluted share ....................  $    0.04   $    0.10   $    0.11   $    0.23
                                                           =========   =========   =========   =========

     Total weighted average diluted shares ..............     43,063      43,032      43,097      42,824

(In thousands, except per share data)

   AS PREVIOUSLY REPORTED                   12/31/00   9/30/00    6/30/00    3/31/00    12/31/99   9/30/99    6/30/99    3/31/99
                                            -------    -------    -------    -------    -------    -------    -------    -------
     Revenues ...........................   $148,144   $137,570   $155,867   $161,312   $159,433   $140,967   $135,964   $136,378
     Direct salaries and related costs ..     94,003     88,254     98,606    102,211    105,142     92,523     88,938     83,247
     General and administrative (2) .....     48,609     52,124     45,389     46,915     49,229     40,350     37,767     36,277
     Compensation expense associated
        with exercise of options ........         --         --      7,836         --         --         --         --         --
     Restructuring and other charges ....     20,828         --      9,640         --         --         --         --         --
                                             -------    -------    -------    -------    -------    -------    -------    -------

     Income (loss) from operations ......    (15,296)    (2,808)    (5,604)    12,186      5,062      8,094      9,259     16,854
     Other income (expense) (3) .........        800     (1,434)    83,076     (1,237)    (1,092)      (987)      (863)      (575)
                                             -------    -------    -------    -------    -------    -------    -------    -------

     Income (loss) before provision for
        income taxes ....................    (14,496)    (4,242)    77,472     10,949      3,970      7,107      8,396     16,279
     Provision for income taxes .........     (3,765)    (1,569)    22,579      4,248      1,540      2,761      3,249      6,300
                                             -------    -------    -------    -------    -------    -------    -------    -------

     Net income (loss) ..................   $(10,731)  $ (2,673)   $54,893    $ 6,701    $ 2,430    $ 4,346    $ 5,147    $ 9,979
                                             =======    =======    =======    =======    =======    =======    =======    =======

     Net income (loss) per basic share ..  $  (0.27)   $ (0.06)   $  1.31    $  0.16    $  0.06    $  0.10    $  0.12    $  0.24
                                             =======    =======    =======    =======    =======    =======    =======    =======

     Total weighted average basic shares      40,373     41,134     42,031     42,606     42,356     42,281     42,083     41,459

     Net income (loss) per diluted share    $  (0.27)   $ (0.06)   $  1.30    $  0.16    $  0.06    $  0.10    $  0.12    $  0.23
                                             =======    =======    =======    =======    =======    =======    =======    =======

     Total weighted average diluted
        shares ..........................     40,373     41,134     42,098     42,902     43,063     43,032     43,097     42,824

(1) See Note 1 of the notes to the Consolidated Financial Statements regarding the restatement of the Company's 2000, 1999 and 1998 financial statements. Net income for the quarter ended March 31, 2000, as adjusted for SAB 101 before restatement, was $5.7 million, or $0.13 per basic share and $0.13 per diluted share.

(2) The quarter ended December 31, 1999 includes $6.0 million of charges associated with the write-down of software and computer equipment.

(3) The quarter ended June 30, 2000 includes an $84.0 million gain associated with the sale of SHPS.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity are cash flows from operations and available borrowings under its credit facilities. The Company has utilized its capital resources to make capital expenditures associated primarily with its technical and customer support services, invest in technology applications and tools to further develop the Company's service offerings, repurchase its shares in the open market, and for working capital and general corporate purposes. In future periods, the Company intends similar uses of any such funds, including possible additional acquisitions.

    During 2000, the Company generated $23.3 million in cash from operating activities. The Company utilized these funds as well as $159.8 million of cash generated from the sale of 93.5% of its equity interest in SHPS, $8.4 million in proceeds from grants and $3.2 million from issuance of Company stock to pay down approximately $74.4 million in debt, invest $72.3 million in capital expenditures and to purchase $40.6 million of the Company's common stock. The purchase of the shares of the Company's common stock was in connection with stock repurchase programs announced in February 2000 and July 2000.

    The Company's capital expenditures for the year ended December 31, 2000 were $72.3 million, which are generally funded by cash generated from operating activities and borrowings available under its credit facilities. Approximately 58% of the capital expenditures were the result of investing in new and existing technical and customer support centers, 37% was expended for systems infrastructure, and 5% of the capital expenditures were SHPS related prior to its June 30, 2000 sale.

    On May 2, 2000, the Company amended and restated its existing syndicated credit facility with a syndicate of lenders (the "Amended Credit Facility"). Pursuant to the terms of the Amended Credit Facility, the amount of the Company's revolving credit facility was maintained at $150.0 million. The $150.0 million Amended Credit Facility includes a $10.0 million swingline loan to be used for working capital purposes. In addition, the Company amended and restated its $15.0 million multi-currency credit facility that provides for multi-currency lending. Borrowings under the Amended Credit Facility bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to 0.25% or (b) a Euro rate plus an applicable margin of up to 1.75%. Borrowings under the $10.0 million swingline loan bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to 0.25% or (b) a Quoted Rate for swingline loans. Borrowings under the $15.0 million multi-currency facility bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to 0.25% or (b) a quoted Euro rate for swingline loans. The Company paid aggregate financing fees of approximately $0.3 million, which have been deferred and are being amortized over the term of the Amended Credit Facility. In addition, a commitment fee up to 0.375 % will be charged on the unused portion of the Amended Credit Facility on a quarterly basis. The Amended Credit Facility matures on February 28, 2003, and the multi-currency facility matures on February 28, 2002. At December 31, 2000, the Company had approximately $156.2 million of availability under its credit facilities.

    The Company believes that its current cash levels, accessible funds under its credit facilities and cash flows from future operations, will be adequate to meet its debt repayment requirements, continued expansion objectives and anticipated levels of capital expenditures for the foreseeable future.

IMPACT OF YEAR 2000

    In prior years, the Company discussed the nature and progress of its plans to become Year 2000 compliant. During September 1999, the Company completed its remediation and testing of its systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. Sykes is not aware of any material problems resulting from Year 2000 issues, either with its products and services, its internal systems, or those products and services of third parties. Sykes will continue to monitor its critical computer applications and those of its suppliers and vendors to ensure that any delayed Year 2000 matters that may arise are addressed promptly.

IMPACT OF NEW ACCOUNTING STANDARDS

    In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments and requires recognition of derivatives in the statement of financial position to be measured at fair value. Gains or losses resulting from changes in the value of derivatives would be accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. This statement is effective for financial statements beginning in 2001. The Company is currently studying the future effects of adopting this statement. However, due to our limited use of derivative financial instruments, adoption of Statement No. 133 is not expected to have a significant effect on our financial position or results of operation.

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

    The Company's exposure to interest rate risk results from its variable rate debt outstanding under its credit facilities. At December 31, 2000, the Company had $8.9 million in debt outstanding at variable interest rates, which is generally equal to the Eurodollar rate plus an applicable margin. Based on the Company's level of variable rate debt during 2000, a one-point increase in the weighted average interest rate would increase the Company's annual interest expense by approximately $0.5 million. Under its current policy, the Company does not use derivative instruments to manage its exposure to changes in interest rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders Sykes Enterprises, Incorporated

We have audited the accompanying consolidated balance sheets, as restated, of Sykes Enterprises, Incorporated as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows, all as restated, for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements, as restated, referred to above present fairly, in all material respects, the consolidated financial position of Sykes Enterprises, Incorporated at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, the Company changed its method of accounting for certain revenues.

The accompanying consolidated financial statements for the years ended December 31, 2000, 1999 and 1998 have been restated as discussed in Note 1.


                                                           /s/ Ernst & Young LLP


Tampa, Florida
February 15, 2001, except for
Note 1, as to which the date is
July 26, 2001

                         SYKES ENTERPRISES, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                      In thousands (except per share data)

                                                                           DECEMBER 31,   DECEMBER 31,
                                                                              2000           1999
                                                                            ---------      ---------
                                                                            Restated       Restated
                                                                           (See Note 1)   (See Note 1)
ASSETS
Current assets:

 Cash and cash equivalents ............................................     $  30,141      $  31,001
 Restricted cash ......................................................            --         15,109
 Receivables ..........................................................       135,609        126,477
 Prepaid expenses and other current assets ............................        17,679         15,252
                                                                            ---------      ---------

  Total current assets ................................................       183,429        187,839

Property and equipment, net ...........................................       151,842        134,756
Marketable securities .................................................            --            200
Intangible assets, net ................................................         8,861         76,831
Deferred charges and other assets .....................................        13,822         21,106
                                                                            ---------      ---------

                                                                            $ 357,954      $ 420,732
                                                                            =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current installments of long-term debt ...............................     $     100      $   3,236
 Accounts payable .....................................................        34,636         37,410
 Income taxes payable .................................................         5,502            932
 Accrued employee compensation and benefits ...........................        32,746         24,206
 Customer deposits ....................................................            --         11,821
 Other accrued expenses and current liabilities .......................        17,481         17,159
                                                                            ---------      ---------

  Total current liabilities ...........................................        90,465         94,764

Long-term debt ........................................................         8,759         80,053
Deferred grants .......................................................        31,758         24,689
Deferred revenue ......................................................        31,072         26,593
Other long-term liabilities ...........................................             8          1,400
                                                                            ---------      ---------

  Total liabilities ...................................................       162,062        227,499
                                                                            ---------      ---------

Commitments and contingencies (Note 16)

Shareholders' equity:
 Preferred stock, $0.01 par value, 10,000 shares
  authorized; no shares issued and outstanding ........................            --             --
 Common stock, $0.01 par value; 200,000 shares authorized; 43,084 and
  42,734 issued .......................................................           431            427
 Additional paid-in capital ...........................................       159,696        155,023
 Retained earnings ....................................................        90,430         43,643
 Accumulated other comprehensive income ...............................       (14,082)        (5,860)
                                                                            ---------      ---------
                                                                              236,475        193,233
 Treasury stock at cost; 2,981 shares (none in 1999) ..................       (40,583)            --
                                                                            ---------      ---------
  Total shareholders' equity ..........................................       195,892        193,233
                                                                            ---------      ---------

                                                                            $ 357,954      $ 420,732
                                                                            =========      =========


          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

                      In thousands (except per share data)

                                                                   YEARS ENDED DECEMBER 31,
                                                                   ------------------------
                                                              2000           1999           1998
                                                              ----           ----           ----
                                                            Restated       Restated       Restated
                                                          (See Note 1)   (See Note 1)   (See Note 1)

Revenues .............................................     $ 603,606      $ 572,742      $ 460,102
                                                           ---------      ---------      ---------

Operating expenses:
 Direct salaries and related costs ...................       382,236        369,850        289,802
 General and administrative ..........................       195,374        159,876        124,417
 Compensation expense associated
   with exercise of options ..........................         7,836             --             --
 Restructuring and other charges .....................        30,468             --             --
 Impairment of long-lived assets .....................            --          5,979             --
 Acquired in-process research and
   development .......................................            --             --         14,469
                                                           ---------      ---------      ---------
  Total operating expenses ...........................       615,914        535,705        428,688
                                                           ---------      ---------      ---------

Income (loss) from operations ........................       (12,308)        37,037         31,414
                                                           ---------      ---------      ---------

Other income (expense):
 Interest, net .......................................        (2,942)        (3,669)          (959)
 Gain on sale of equity interest in SHPS .............        84,036             --             --
 Loss from joint venture .............................            --             --         (3,947)
 Write-down of marketable securities .................            --             --         (7,335)
 Other ...............................................           111            152            (29)
                                                           ---------      ---------      ---------
  Total other income (expense) .......................        81,205         (3,517)       (12,270)
                                                           ---------      ---------      ---------

Income before provision for income taxes
   and cumulative effect of change in
   accounting principle ..............................        68,897         33,520         19,144
                                                           ---------      ---------      ---------

Provision for income taxes:
 Current .............................................        24,794         20,387         25,592
 Deferred ............................................        (3,603)        (7,401)        (8,104)
                                                           ---------      ---------      ---------
  Total provision for income taxes ...................        21,191         12,986         17,488
                                                           ---------      ---------      ---------

 Income before cumulative effect of
  change in accounting principle .....................        47,706         20,534          1,656

 Cumulative effect of change in accounting principle,
  net of income taxes of $580 ........................          (919)            --             --
                                                           ---------      ---------      ---------
Net income ...........................................     $  46,787      $  20,534      $   1,656
                                                           =========      =========      =========
Net income per basic share:
 Income before cumulative effect of
  change in accounting principle .....................     $    1.15      $    0.49      $    0.04

 Cumulative effect of change in accounting principle..         (0.02)            --             --
                                                           ---------      ---------      ---------
 Net income per basic share ..........................     $    1.13      $    0.49      $    0.04
                                                           =========      =========      =========
Weighted average shares outstanding - basic ..........        41,518         42,045         41,258


Net income per diluted share:
 Income before cumulative effect of change in
  accounting principle ...............................     $    1.15      $    0.48      $    0.04

 Cumulative effect of change in accounting principle..         (0.02)            --             --
                                                           ---------      ---------      ---------

 Net income per diluted share ........................     $    1.13      $    0.48      $    0.04
                                                           =========      =========      =========
Weighted average shares outstanding - diluted.........        41,645         42,995         42,288


Proforma amounts assuming accounting change is applied retroactively:

 Net income ..........................................     $  47,706      $  19,615      $   1,656
 Net income per basic share ..........................     $    1.15      $    0.47      $    0.04
 Net income per diluted share ........................     $    1.15      $    0.46      $    0.04


           See accompanying notes to consolidated financial statements

                         SYKES ENTERPRISES, INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                  In thousands

                                                                                          ACCUMULATED
                                         COMMON STOCK         ADDITIONAL                     OTHER
                                    ---------------------      PAID-IN       RETAINED     COMPREHENSIVE    TREASURY
                                    SHARES        AMOUNT       CAPITAL       EARNINGS     INCOME (LOSS)      STOCK         TOTAL
                                    -------     ---------     ---------     ---------     -------------    ---------     ---------

Balance at January 1, 1998 ..        41,120     $     411     $ 133,592     $  22,151      $  (3,594)     $      --      $ 152,560
 Issuance of common stock ...           332             3         1,074            --             --             --          1,077
 Tax effect of non-qualified
  exercise of stock options .            --            --         1,534            --             --             --          1,534
 Distributions ..............            --            --            --          (698)            --             --           (698)

 Net income (restated) ......            --            --            --         1,656             --             --          1,656
 Recognition of write-down
  on marketable securities ..            --            --            --            --            735             --            735
 Foreign currency translation
  adjustment ................            --            --            --            --          1,452             --          1,452
                                                                                                                         ---------
 Comprehensive income(restated)                                                                                              3,843
                                  ---------     ---------     ---------     ---------      ---------      ---------      ---------

Balance at December 31, 1998,
  (restated) ................        41,452           414       136,200        23,109         (1,407)            --        158,316
 Issuance of common stock ...         1,282            13        11,371            --             --             --         11,384
 Tax effect of non-qualified
  exercise of stock options .            --            --         7,452            --             --             --          7,452

 Net income (restated) ......            --            --            --        20,534             --             --         20,534
 Foreign currency translation
  adjustment ................            --            --            --            --         (4,453)            --         (4,453)
                                                                                                                         ---------
 Comprehensive income(restated)                                                                                             16,081
                                  ---------     ---------     ---------     ---------      ---------      ---------      ---------


Balance at December 31, 1999,
  (restated) ................        42,734           427       155,023        43,643         (5,860)            --        193,233
 Issuance of common stock ...           350             4         3,208            --             --             --          3,212
 Tax effect of non-qualified
  exercise of stock options .            --            --         1,465            --             --             --          1,465
 Purchase of treasury stock .            --            --            --            --             --        (40,583)       (40,583)

 Net income (restated) ......            --            --            --        46,787             --             --         46,787
 Foreign currency translation
  adjustment ................            --            --            --            --         (8,222)            --         (8,222)
                                                                                                                         ---------
 Comprehensive
   income(restated)..........                                                                                               38,565
                                  ---------     ---------     ---------     ---------      ---------      ---------      ---------


Balance at December 31, 2000,
  (restated) ................        43,084     $     431     $ 159,696     $  90,430      $ (14,082)     $ (40,583)     $ 195,892
                                  =========     =========     =========     =========      =========      =========      =========


          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  In thousands

                                                                               YEARS ENDED DECEMBER 31,
                                                                       ---------------------------------------
                                                                          2000           1999           1998
                                                                       ---------      ---------      ---------
                                                                        Restated       Restated       Restated
                                                                      (See Note 1)   (See Note 1)   (See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income ......................................................     $  46,787      $  20,534      $   1,656
 Depreciation and amortization ...................................        36,829         37,570         23,089
 Impairment of long-lived assets .................................            --          5,979             --
 Cumulative effect of accounting change, net of tax ..............           919             --             --
 Gain on sale of equity interest in SHPS, Incorporated ...........       (84,036)            --             --
 Acquired in-process research and development costs ..............            --             --         14,469
 Write-down of intangible assets .................................         6,000             --             --
 Write-down of marketable securities .............................            --             --          7,335
 Deferred income taxes ...........................................        (3,603)        (7,401)        (8,104)
 (Gain) loss on disposal of property and equipment ...............        13,275             15           (525)
 Changes in assets and liabilities:
  Receivables ....................................................       (30,515)       (16,762)       (25,588)
  Prepaid expenses and other current assets ......................         3,761          1,599         (2,912)
  Intangible assets ..............................................           926         (1,113)          (738)
  Deferred charges and other assets ..............................         3,154         (1,638)        (1,033)
  Accounts payable ...............................................        (3,487)         5,246          2,841
  Income taxes payable ...........................................         7,480         (2,166)            --
  Accrued employee compensation and benefits .....................        11,744          4,508          7,270
  Customer deposits ..............................................        10,921         (3,176)        11,373
  Other accrued expenses and current liabilities .................         1,250            (36)         6,090
  Deferred revenue ...............................................         3,314          9,386          5,954
  Other long-term liabilities ....................................        (1,392)        (1,268)           (48)
                                                                       ---------      ---------      ---------
    Net cash provided by operating activities ....................        23,327         51,277         41,129
                                                                       ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures ............................................       (72,334)       (66,657)       (37,293)
 Investment in joint venture .....................................            --             --        (10,723)
 Acquisition of businesses .......................................            --         (8,346)       (28,131)
 Proceeds from sale of equity interest in SHPS,
   Incorporated ..................................................       159,776             --             --
 Proceeds from sale of marketable securities .....................            --             --          1,000
 Proceeds from sale of property and equipment ....................            --            191          3,462
                                                                       ---------      ---------      ---------
    Net cash provided by (used for) investing activities .........        87,442        (74,812)       (71,685)
                                                                       ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Paydowns under revolving line of credit agreements ..............      (198,301)       (84,540)       (16,932)
 Borrowings under revolving line of credit agreements ............       124,607         88,398         93,810
 Payments of long-term debt ......................................        (1,103)            --        (89,688)
 Borrowings under long-term debt .................................           367             --             --
 Proceeds from issuance of stock .................................         3,212         11,084          1,077
 Proceeds from grants ............................................         8,394          7,698          2,575
 Purchase of treasury stock ......................................       (40,583)            --             --
 Distributions ...................................................            --             --           (698)
                                                                       ---------      ---------      ---------
    Net cash provided by (used for) financing activities .........      (103,407)        22,640         (9,856)
                                                                       ---------      ---------      ---------
Adjustments for foreign currency translation .....................        (8,222)        (4,453)         1,452
                                                                       ---------      ---------      ---------
Net decrease in cash and cash equivalents ........................          (860)        (5,348)       (38,960)
CASH AND CASH EQUIVALENTS - BEGINNING ............................        31,001         36,349         75,309
                                                                       ---------      ---------      ---------
CASH AND CASH EQUIVALENTS - ENDING ...............................     $  30,141      $  31,001      $  36,349
                                                                       =========      =========      =========

Supplemental disclosures of cash flow information
 Cash paid during  the year for:

   Interest ......................................................     $   4,254      $   6,809      $   1,553
   Income taxes ..................................................     $  17,130      $  22,426      $  13,402


          See accompanying notes to consolidated financial statements.

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Sykes Enterprises, Incorporated and consolidated subsidiaries (the "Company" or "Sykes") provides outsourced customer management solutions and services. Sykes' Business Solutions group provides professional services in e-commerce and customer relationship management (CRM) with a focus on business strategy development, project management, business process redesign, change management, knowledge management, education, training and web development. Sykes' Business Services group provides customer care outsourcing services with an emphasis on technical support and customer service. These services are delivered through multiple communication channels encompassing phone, e-mail, web and chat. Sykes' Business Solutions and Business Services combination offers clients value-added end-to-end solutions. The Company's services are provided to customers on a worldwide basis primarily within the technology, communications and financial services markets.

NOTE 1.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

After the Company filed its Annual Report on Form 10-K for the year ended December 31, 2000 with the United States Securities and Exchange Commission ("SEC"), the Company determined that the accounting for the recognition of cash grants received in excess of building costs for the development of new technical and customer support centers required revision, as explained below.

During the fourth quarter of 2000, the Company adopted retroactive to January 1, 2000, Staff Accounting Bulletin No. 101, " Revenue Recognition in Financial Statements" ("SAB 101") which resulted in a cumulative effect of change in accounting principle. The cumulative effect of the change related to prior years resulted in a charge to income of $2.1 million (net of income taxes of $1.3 million), or $0.05 per diluted share, which was deducted from income for the year ended December 31, 2000. In adopting SAB 101, the Company had modified its accounting treatment for the recognition of revenue as it related to, among other things, the accounting for cash grants received in excess of building costs for the development of new technical and customer support centers which represented approximately $1.2 million (net of income taxes of $1.7 million) of the cumulative effect of the $2.1 million change, or $0.03 per diluted share. Prior to the adoption of SAB 101, the Company recognized the excess of cash grants received over the costs of construction of the related facility ("excess cash grants") as a reduction of general and administrative costs commencing on the date the funds were placed in escrow and construction of the facility began. In connection with the adoption of SAB 101, the Company changed its method of accounting for excess cash grants to delay their recognition until the funds were released from escrow and construction of the facility was complete, at which time they were recognized as a reduction of salaries and other direct costs related to training of personnel at the facility involved.

Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2000, the Company determined that the excess cash grants should not be offset against direct salaries and related costs to the extent training costs were incurred and recognized at the time the funds were released from escrow and construction of the facility was complete. Instead the excess cash grants should have been deferred and recognized as a reduction of depreciation expense over the weighted average useful life of the equipment utilized at the new facility (which generally approximates five years) with the amortization beginning when construction of the facility is complete and the facility is occupied.

Accordingly, the Company reversed the portion of the cumulative effect of change in accounting principle related to the excess cash grants of $1.2 million (net of income taxes of $0.7 million), or $0.03 per diluted share, previously recorded by the Company as of January 1, 2000. As a result, the accompanying consolidated financial statements for the years ended December 31, 2000, 1999 and 1998 have been restated from the amounts previously reported. The impact of the change in accounting for excess cash grants on income before cumulative effect of change in accounting principle for the year ended December 31, 2000 was not material.

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the significant effects of the restatement is as follows:


                                                            Year Ended                   Year Ended                  Year Ended
In thousands (except per share data)                     December 31, 2000           December 31, 1999           December 31, 1998
                                                         -----------------           -----------------           -----------------
                                                          As                          As                         As
                                                      Previously      As          Previously      As         Previously      As
                                                       Reported     Restated       Reported    Restated       Reported     Restated
                                                       --------     --------       --------    --------       --------     --------
Condensed Consolidated Statement of Income:

Revenues ..........................................   $ 603,606    $ 603,606      $ 572,742   $ 572,742      $ 460,102    $ 460,102
Operating expenses ................................     615,914      615,914        533,473     535,705        427,430      428,688
                                                      ---------    ---------      ---------   ---------      ---------    ---------
Income (loss) from operations .....................     (12,308)     (12,308)        39,269      37,037         32,672       31,414
Total other income (expense) ......................      81,205       81,205         (3,517)     (3,517)       (12,270)     (12,270)
                                                      ---------    ---------      ---------   ---------      ---------    ---------
Income before provision for income taxes and
  cumulative effect of change in accounting
  principle .......................................      68,897       68,897         35,752      33,520         20,402       19,144
Provision for income taxes ........................      21,191       21,191         13,850      12,986         17,960       17,488
                                                      ---------    ---------      ---------   ---------      ---------    ---------
Income before cumulative effect of change in
  accounting principle ............................      47,706       47,706         21,902      20,534          2,442        1,656
Cumulative effect of change in accounting principle      (2,068)        (919)            --          --             --           --
                                                      ---------    ---------      ---------   ---------      ---------    ---------
Net income ........................................   $  45,638    $  46,787      $  21,902   $  20,534      $   2,442    $   1,656
                                                      =========    =========      =========   =========      =========    =========

Net income per basic share:
Income before cumulative effect of change in
  accounting principle ............................   $    1.15    $    1.15      $    0.52   $    0.49      $    0.06    $    0.04
Cumulative effect of change in accounting principle       (0.05)       (0.02)         (0.00)      (0.00)         (0.00)       (0.00)
Net income per basic share ........................   $    1.10    $    1.13      $    0.52   $    0.49      $    0.06    $    0.04

Net income per diluted share:
Income before cumulative effect of change in
  accounting principle ............................   $    1.15    $    1.15      $    0.51   $    0.48      $    0.06    $    0.04
Cumulative effect of change in accounting principle       (0.05)       (0.02)         (0.00)      (0.00)         (0.00)       (0.00)
Net income per diluted share ......................   $    1.10    $    1.13      $    0.51   $    0.48      $    0.06    $    0.04

                                                              As of                       As of                     As of
                                                         December 31, 2000          December 31, 1999          December 31, 1998
Consolidated Balance Sheet Data:                      ----------------------      ---------------------      ----------------------
Deferred charges and other assets .................   $  13,212    $  13,822      $  19,770   $  21,106      $  10,720    $  11,192
Total assets ......................................   $ 357,344    $ 357,954      $ 419,396   $ 420,732      $ 361,798    $ 362,270
Deferred grants ...................................   $  30,143    $  31,758      $  21,199   $  24,689      $  15,435    $  16,693
Retained earnings .................................   $  91,435    $  90,430      $  45,797   $  43,643      $  23,895    $  23,109
Shareholders' equity ..............................   $ 196,897    $ 195,892      $ 195,387   $ 193,233      $ 159,102    $ 158,316


NOTE 2.  SUMMARY OF ACCOUNTING POLICIES

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

     Recognition of Revenue - The Company primarily recognizes its revenue from services as those services are performed under a fully executed contractual agreement. Royalty revenue is recognized at the time royalties are earned and the remaining revenue is recognized on fixed price contracts using the percentage-of-completion method of accounting. Adjustments to fixed price contracts and estimated losses, if any, are recorded in the period when such adjustments or losses are known. Product sales are recognized upon shipment to the customer and satisfaction of all obligations.

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF ACCOUNTING POLICIES (continued)

     The Company recognizes revenue from software and contractually provided rights in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" ("SOP 98-4"), Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"), and Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Revenue is recognized from licenses of the Company's software products and rights when the agreement has been executed, the product or right has been delivered or provided, collectibility is probable and the software license fees or rights are fixed and determinable. Contracts that provide for multiple elements are accounted for pursuant to the above standards. If any portion of the license fees or rights is subject to forfeiture, refund or other contractual contingencies, the Company will postpone revenue recognition until these contingencies have been removed. Sykes generally accounts for consulting services separate from software license fees for those multi-element arrangements where consulting services are a separate element and are not essential to the customer's functionality requirements and there is vendor-specific objective evidence of fair value for these services. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue.

     Accounting Change for Revenue Recognition - During the fourth quarter of 2000, the Company adopted SAB 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. Based on criteria established by SAB 101, adopted retroactive to January 1, 2000, the Company modified its accounting treatment for the recognition of revenue as it related to contract services. Revenues, in certain limited situations, that were recognized as services were performed and as the related fees became collectible under agreements between the Company and its customers are deferred until either a final contract or purchase order has been fully executed.

     The cumulative effect of the change on prior years resulted in a charge to income of $0.9 million (net of income taxes of $0.6 million) or $0.02 per diluted share, which has been deducted in the determination of income for the year ended December 31, 2000. The effect of this change for the year ended December 31, 2000 was to increase income before cumulative effect of the change in accounting principle by $0.9 million or $0.02 per diluted share. The pro forma amounts presented in the income statement were presented as if the change in accounting principle had been made retroactively to prior periods.

     The cumulative effect adjustment of $0.9 million (net of income taxes of $0.6 million) as of January 1, 2000 was recognized in income during the three-month period ended in March 31, 2000.

     Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid short-term investments classified as available for sale as defined under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Cash in the amount of approximately $9.8 million and $7.3 million was held in taxable interest bearing investments at December 31, 2000 and 1999, respectively, which are classified as available for sale and have an average maturity of approximately 30 days.

     Restricted Cash - The financial statements include restricted cash, which is held in conjunction with deposits by customers at December 31, 1999. Included in current liabilities at December 31, 1999 is the related payable.

     Property and Equipment - Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Improvements to leased premises are amortized over the shorter of the related lease term or the useful lives of the improvements. Cost and related accumulated depreciation on assets retired or disposed of are removed from the accounts and any gains or losses resulting therefrom are credited or charged to income. Depreciation expense was approximately $35.4 million, $30.6 million and $21.0 million, for the years ended December 31, 2000, 1999 and 1998, respectively. Property and equipment includes approximately $40.0 thousand and $2.0 million of additions included in accounts payable at December 31, 2000 and 1999, respectively. Accordingly, these non-cash transactions have been excluded from the accompanying consolidated statements of cash flows for the years ended December 31, 2000 and 1999, respectively.

      During 1999 and 1998, the Company capitalized certain costs incurred to internally develop software upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility were expensed as incurred. Capitalized

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF ACCOUNTING POLICIES (continued):

internally developed software costs, net of accumulated amortization, were approximately $1.6 million and $2.9 million at December 31, 2000 and 1999, respectively.

     Land received from various local and state governmental agencies under grants is recorded at fair value at date of grant. During the years ended December 31, 2000, 1999 and 1998, the Company recorded approximately $1.3 million, $1.1 million and $0.3 million, respectively, in land acquisitions as a result of such grants. Accordingly, these non-cash transactions have been excluded from the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

     Investment in Joint Venture - The Company had a 50% interest in a joint venture (SHPS) that was accounted for using the equity method of accounting. Accordingly, the Company recorded its proportionate share of the gains and losses of the joint venture in the results of operations for the first eight months of 1998. Effective September 1, 1998, the Company acquired the remaining 50% equity interest in this joint venture (See Note 3).

     Intangible Assets - Intangible assets primarily consist of the excess of costs over fair market value of the net assets of the acquired business of $8.7 million and $65.5 million at December 31, 2000 and 1999, respectively, net of accumulated amortization of $4.7 million and $17.6 million, respectively. Also included in intangible assets are existing technologies and covenants not to compete arising from business acquisitions of $0.2 million and $11.3 million at December 31, 2000 and 1999, respectively, net of accumulated amortization of $0.7 million and $5.1 million, respectively. The intangible assets are stated at cost and are being amortized on a straight-line basis over periods ranging from 10 to 20 years for the excess of costs over fair value of the net assets of the acquired business, and two to five years for the existing technologies and covenants not to compete. Amortization expense was approximately $4.0 million, $6.0 million and $1.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Impairment of Long-lived Assets - The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of its carrying amount to undiscounted future net cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the property and equipment exceeds its fair market value, as determined by discounted cash flows. Sykes assesses the recoverability of goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future results of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future results using a discount rate reflecting the Company's average cost of funds. During 1999, the Company recorded an impairment loss of approximately $6.0 million related to software and computer equipment.

     Income Taxes - Sykes uses the asset and liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

     Deferred Grants - Recognition of income associated with grants of land and the acquisition of property, buildings and equipment is deferred until after the completion and occupancy of the building and title has passed to the Company and the funds have been released from escrow. The deferred amounts for both land and building are amortized and recognized as a reduction of depreciation expense included within general and administrative costs over the corresponding useful lives of the related assets. Any excess amounts over the cost of the building are allocated to the cost of equipment and, only after the grants are released from escrow, recognized as a reduction of depreciation expense over the weighted average useful life of the related equipment, which approximates five years. Amortization of the deferred grants that is included in income was approximately $2.6 million, $1.2 million and $0.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Deferred Revenue - The Company invoices certain contracts in advance. The deferred revenue is earned over the life of the respective contract, which range from six months to three years.

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF ACCOUNTING POLICIES (continued):

     Comprehensive Income - Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), which requires all items that are required to be recognized under accounting standards as components of other comprehensive income be reported in the financial statements.

     Fair Value of Financial Instruments - The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      - Cash, accounts receivable and accounts payable. The carrying amount reported in the balance sheet for cash, accounts receivable and accounts payable approximates their fair value.

      - Long-term Debt. The fair value of the Company's long-term debt, including the current portion thereof, is estimated based on the quoted market price for the same or similar types of borrowing arrangements. The carrying value of the Company's long-term debt approximates fair value because the debt bears variable interest rates.

     Non-monetary Transaction - During 1998, the Company sold a software license in exchange for convertible preferred stock in a privately held corporation ("Kyrus"). The convertible preferred stock has a fair market value of $5.5 million, which represented the sales price recorded by the Company (See Note
16). The cost of this security is included in the Consolidated Balance Sheet under the caption "Deferred charges and other assets" at December 31, 2000 and 1999, respectively.

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

     Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. This statement is effective for financial statements beginning in 2001. Sykes does not anticipate that the adoption of this SFAS No. 133 will have a significant effect on its results of operations or financial position.

     Reclassifications - Certain amounts from prior years have been reclassified to conform to the current year's presentation.

NOTE 3.  ACQUISITIONS AND DISPOSITIONS

     On August 20, 1999, the Company acquired all of the common stock of CompuHelpline, Inc., (d/b/a PC Answer) for approximately $340 thousand consisting of $40 thousand of cash and approximately 12 thousand shares of the Company's common stock. PC Answer was engaged in developing, marketing and selling prepaid technical computer support cards and services under the trademark names of PC Answer and MAC Answer. The transaction was accounted for under the purchase method of accounting with resulting goodwill being amortized over a ten-year life. Pro forma information is not presented as the operating results of PC Answer are not material to the Company's consolidated operations.

     Effective August 31, 1999, the Company acquired all of the common stock of Acer Servicios de Informacion Sociedad Anonima ("AIS") of Heredia, Costa Rica for $6.0 million in cash. AIS operated an information technology call center that provided technical support and services to customers in North America and Central America. The transaction was accounted for under the purchase method of accounting with resulting goodwill being amortized over a ten-year life. Pro forma information is not presented, as the operating results of AIS are not material to the Company's consolidated operations.

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  ACQUISITIONS AND DISPOSITIONS (continued)

     Effective October 12, 1999, the Company acquired the AnswerExpress Support Suite for $2.5 million in cash. The transaction was accounted for under the purchase method of accounting with resulting goodwill being amortized over a ten-year life. Pro forma information is not presented as the operating results of AnswerExpress are not material to the Company's consolidated operations.

     Effective September 1, 1998, the Company acquired the remaining 50% of the outstanding common stock of SHPS, Incorporated ("SHPS") for $28.1 million plus the assumption of SHPS' debt. The transaction was accounted for under the purchase method of accounting and accordingly, the results of operations for the period September 1, 1998 to December 31, 1998, have been included in the accompanying financial statements. The unaudited pro forma combined historical results, as if SHPS had been acquired on January 1, 1998, are estimated to be revenues of $491.8 million, net loss of $11.5 million and basic and diluted loss per share of $0.27 for the year ended December 31, 1998. The purchase price was allocated to the assets and liabilities of SHPS based on fair values at the date of acquisition. In connection with the acquisition of SHPS, the Company determined the acquired in-process technology had no present or future technological feasibility. Accordingly, the Company recorded a charge for the amount of the purchase price allocated to the acquired in-process research and development of $14.5 million. This charge is reflected in the accompanying Consolidated Statement of Income for the year ended December 31, 1998.

         On June 30, 2000, the Company sold 93.5% of its ownership interest in SHPS for approximately $165.5 million cash. The cash proceeds reflected in the Statement of Cash Flows for 2000 is net of approximately $0.7 million used to retire other debt and approximately $5.0 million of cash recorded on SHPS' balance sheet on the date of the sale. The sale of SHPS resulted in a gain for financial reporting purposes of approximately $84.0 million ($59.9 million net of taxes). The Consolidated Statement of Income for 2000 includes the results of SHPS through June 30, 2000, its disposition date. SHPS generated revenue and income from operations during 2000 of $35.7 million and $1.7 million, respectively, for the year ended December 31, 2000 compared to $73.0 million and $5.9 million for the year ended 1999, exclusive of compensation expense associated with the exercise of options.

NOTE 4.  CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. With the exception of $5.5 million of convertible preferred stock, included in other assets, the Company's credit concentrations are limited due to the wide variety of customers and markets in which the Company's services are sold.

NOTE 5.  RECEIVABLES

     Receivables consist of the following (in thousands):

                                                     December 31,
                                                     ------------
                                                   2000         1999
                                                  --------     --------

         Trade accounts receivable ..........     $135,380     $110,551
         Unbilled accounts receivable .......          983        9,470
         Notes from officers ................          412          542
         Other ..............................        6,094        8,354
                                                  --------     --------
                                                   142,869      128,917
         Less allowance for doubtful accounts        7,260        2,440
                                                  --------     --------
                                                  $135,609     $126,477
                                                  ========     ========

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                       December 31,
                                                       ------------
                                                    2000         1999
                                                   --------     --------

        Land .................................     $  6,365     $  5,114
        Buildings and leasehold improvements .       54,132       41,171
        Equipment, furniture and fixtures ....      178,630      172,270
        Capitalized software development costs        1,644        2,896
        Transportation equipment .............          135          448
        Construction in progress .............       12,188       16,291
                                                   --------     --------
                                                    253,094      238,190
        Less accumulated depreciation ........      101,252      103,434
                                                   --------     --------
                                                   $151,842     $134,756
                                                   ========     ========

NOTE 7.  MARKETABLE SECURITIES

     During 1997, the Company purchased SystemSoft Corp. common stock in conjunction with a strategic technology exchange agreement between the parties that had an original cost basis of $8.0 million. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the investment is classified as available-for-sale securities. During 1998, the Company wrote-down its investment in SystemSoft Corp. by approximately $7.3 million due to a significant reduction in its market value, which was determined to be other than temporary. The remaining investment was written off in 2000.

NOTE 8.  DEFERRED CHARGES AND OTHER ASSETS

     Deferred charges and other assets consist of the following (in thousands):

                                                     December 31,
                                                     ------------
                                                   2000        1999
                                                  -------     -------

          Convertible preferred stock .......     $ 5,500     $ 5,500
          Non-current deferred tax asset, net       4,911      11,688
          Other .............................       3,411       3,918
                                                  -------     -------
                                                  $13,822     $21,106
                                                  =======     =======

NOTE 9.  ACCRUED EMPLOYEE COMPENSATION AND BENEFITS

     Accrued employee compensation and benefits consist of the following (in thousands):

                                                    December 31,
                                                    ------------
                                                   2000        1999
                                                  -------     -------

                Accrued compensation ...          $22,650     $12,763
                Accrued employment taxes            2,762       7,229
                Accrued vacation .......            4,012       2,742
                Other ..................            3,322       1,472
                                                  -------     -------
                                                  $32,746     $24,206
                                                  =======     =======

NOTE 10.  OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

     Other accrued expenses and current liabilities consist of the following (in thousands):

                                                   December 31,
                                                   ------------
                                                   2000        1999
                                                  -------     -------

     Deferred revenue, current .............      $ 2,655     $ 3,839
     Accrued roadside assistance claim costs        2,161       1,427
     Accrued telephone charges .............        2,093       2,213
     Accrued legal and professional fees ...        1,490         811
     Accrued interest ......................           56         213
     Other .................................        9,026       8,656
                                                  -------     -------
                                                  $17,481     $17,159
                                                  =======     =======

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  LONG-TERM DEBT

        Long-term debt consists of the following (in thousands):

                                                                 December 31,
                                                              ------------------
                                                               2000        1999
                                                              ------     -------
Syndicated credit facility, $150.0 million maximum, due
February 2003, interest payable quarterly, the facility
is guaranteed by a pledge of 66% of common stock
of certain subsidiaries .................................     $   --     $80,000

Syndicated multi-currency credit facility, $15.0 million
maximum, due February 2002, interest payable in
accordance with the terms of the individual promissory
notes outstanding; the facility is guaranteed by a pledge
of 66% of common stock of certain subsidiaries ..........      8,759       2,284

Notes payable and capital leases, principal and interest
payable in monthly installments through December 2002,
interest at varying rates up to prime plus 1 percent,
collateralized by certain equipment .....................        100       1,005
                                                              ------     -------
Total debt ..............................................      8,859      83,289
Less current portion ....................................        100       3,236
                                                              ------     -------
Long-term debt ..........................................     $8,759     $80,053
                                                              ======     =======

        Principal maturities of total debt as of December 31, 2000 are as follows (in thousands):

                                                 Total
                    Year                         Amount
                    ----                         ------

                    2001                         $  100
                    2002                          8,759
                                                 ------
                                                 $8,859
                                                 ======

     On May 2, 2000, the Company amended and restated its existing syndicated credit facility with a syndicate of lenders (the "Amended Credit Facility"). Pursuant to the terms of the Amended Credit Facility, the amount of the Company's revolving credit facility was maintained at $150.0 million. The $150.0 million Amended Credit Facility includes a $10.0 million swingline loan to be used for working capital purposes. In addition, the Company amended and restated its $15.0 million multi-currency credit facility that provides for multi-currency lending. Borrowings under the Amended Credit Facility bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to 0.25% or (b) a Euro rate plus an applicable margin of up to 1.75%. Borrowings under the $10.0 million swingline loan bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to 0.25% or (b) a Quoted Rate for swingline loans. Borrowings under the $15.0 million multi-currency facility bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to 0.25% or (b) a quoted Euro rate for swingline loans. The Company paid aggregate financing fees of approximately $0.3 million, which have been deferred and are being amortized over the term of the Amended Credit Facility. In addition, a commitment fee up to 0.375% will be charged on the unused portion of the Amended Credit Facility on a quarterly basis. The Amended Credit Facility matures on February 28, 2003, and the multi-currency facility matures on February 28, 2002. Borrowings under the Amended Credit Facility are guaranteed by certain of the Company's subsidiaries as evidenced by a pledge of 66% of the respective subsidiary's common stock. Under the terms of the Amended Credit Facility, the Company is required to maintain certain financial ratios and other financial and non-financial conditions. The Amended Credit Facility prohibits, without the consent of the syndicated lenders, the Company from incurring additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. At December 31, 2000, the Company was in compliance with all loan requirements.

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

      Sykes presents data in the Consolidated Statements of Changes in Shareholders' Equity in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting of comprehensive income and its components. The components of other accumulated comprehensive income are as follows (in thousands):


                                                                                     Accumulated
                                                           Unrealized   Foreign         Other
                                                            Loss on     Currency     Comprehensive
                                                           Securities  Translation   Income (Loss)
                                                           ----------  -----------   -------------

Balance at January 1, 1998 ...........................     $  (735)     $ (2,859)     $ (3,594)
Foreign currency translation adjustment ..............          --         1,452         1,452
Unrealized loss on securities ........................      (6,600)           --        (6,600)
Less: Reclassification adjustment for loss realized
  in net income.......................................       7,335            --         7,335
                                                           -------      --------      --------


Balance at December 31, 1998 .........................          --        (1,407)       (1,407)
Foreign currency translation adjustment ..............          --        (4,453)       (4,453)
                                                           -------      --------      --------

Balance at December 31, 1999 .........................          --        (5,860)       (5,860)
Foreign currency translation adjustment ..............          --        (8,222)       (8,222)
                                                           -------      --------      --------

Balance at December 31, 2000 .........................     $    --      $(14,082)     $(14,082)
                                                           =======      ========      ========

     Earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for United States federal and state income taxes on those earnings or translation adjustments has been provided.

NOTE 13.  INCOME TAXES

     The components of income before provision for income taxes are as follows (in thousands):

                                                         Years Ended December 31,
                                                      -------------------------------
                                                       2000        1999        1998
                                                      -------     -------     -------

              Domestic ..........................     $43,797     $14,816     $ 2,751
              Foreign ...........................      25,100      18,704      16,393
                                                      -------     -------     -------

                 Total income before income taxes     $68,897     $33,520     $19,144
                                                      =======     =======     =======

     Provision for income taxes consists of the following (in thousands):

                                                                  Years Ended December 31,
                                                            ------------------------------------
                                                              2000          1999          1998
                                                            --------      --------      --------
          Current:
              Federal .................................     $ 14,507      $  6,856      $ 14,365
              State ...................................        2,412         1,225         2,338
              Foreign .................................        7,875        12,306         8,889
                                                            --------      --------      --------
              Total current provision for income taxes        24,794        20,387        25,592
                                                            --------      --------      --------

          Deferred:
              Federal .................................       (4,306)       (1,088)       (5,564)
              State ...................................         (716)         (420)         (883)
              Foreign .................................        1,419        (5,893)       (1,657)
                                                            --------      --------      --------
              Total deferred provision for income taxes       (3,603)       (7,401)       (8,104)
                                                            --------      --------      --------

                    Total provision for income taxes ..     $ 21,191      $ 12,986      $ 17,488
                                                            ========      ========      ========

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  INCOME TAXES (continued)

        The components of the net deferred tax asset (liability) are as follows (in thousands):


                                                          December 31,
                                                      ----------------------
                                                        2000          1999
                                                      --------      --------
Domestic current:
Deferred tax asset:
   Accrued expenses .............................     $ 10,225      $  1,589
   Deferred compensation ........................           --            96
   Bad debt reserve .............................        1,543           700
   Valuation allowance ..........................       (1,819)           --
   Other ........................................           11             8
                                                      --------      --------
     Total current deferred tax asset ...........        9,960         2,393
                                                      --------      --------

Deferred tax liability:
   Prepaid expenses .............................         (240)         (290)
   Other ........................................         (925)         (925)
                                                      --------      --------
     Total current deferred tax liability .......       (1,165)       (1,215)
                                                      --------      --------
     Net domestic current deferred tax asset ....        8,795         1,178
                                                      --------      --------

Foreign current:
Deferred tax asset:
   Net operating loss carry-forward .............        1,815         1,470
   Valuation allowance ..........................       (1,815)       (1,240)
                                                      --------      --------
     Total foreign current deferred tax asset ...           --           230
                                                      --------      --------

Net current deferred tax asset, included in
   prepaid expenses and other current assets ....     $  8,795      $  1,408
                                                      ========      ========


Domestic non-current:
Deferred tax asset:
  Unrealized loss on security ...................     $  1,736      $  3,009
  Intangible assets .............................          920         5,171
  Deferred revenue ..............................          864         3,072
  Net operating loss carry-forward ..............           83            83
  Valuation allowance ...........................         (348)       (2,894)
  Other .........................................          265           265
                                                      --------      --------
   Total non-current deferred tax asset .........        3,520         8,706
                                                      --------      --------

Deferred tax liability:
  Property and equipment ........................       (2,477)       (1,188)
  Intangible assets .............................           --        (1,919)
  Other .........................................         (734)           --
                                                      --------      --------
    Total non-current deferred tax liability ....       (3,211)       (3,107)
                                                      --------      --------
      Net domestic non-current deferred tax asset
         (liability) ............................          309         5,599
                                                      --------      --------

Foreign non-current:
Deferred tax asset:
  Intangible assets .............................        1,312         4,058
  Deferred revenue ..............................        5,628         3,391
                                                      --------      --------
    Total non-current deferred tax asset ........        6,940         7,449
                                                      --------      --------

Deferred tax liability:
  Property and equipment ........................       (1,342)         (866)
  Untaxed reserve ...............................         (996)         (494)
                                                      --------      --------
    Total non-current deferred tax liability ....       (2,338)       (1,360)
                                                      --------      --------
      Net foreign non-current deferred tax asset         4,602         6,089
                                                      --------      --------

Net non-current deferred tax asset, included
   in deferred charges and other assets .........     $  4,911      $ 11,688
                                                      ========      ========

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  INCOME TAXES (continued)

     The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings amounted to approximately $59.5 million at December 31, 2000, excluding amounts, which, if remitted, generally would result in minimal additional U.S. income taxes because of available foreign tax credits. If the earnings of such foreign subsidiaries were not indefinitely reinvested, a deferred tax liability of approximately $7.5 million would have been required.

     At December 31, 2000, the Company's French subsidiary had an operating loss carryforward of approximately $4.2 million that expires through the year 2006.

     The following summarizes the principal differences between income taxes at the federal statutory rate and the effective income tax amounts reflected in the financial statements (in thousands):

                                                               Years Ended December 31,
                                                          ------------------------------------
                                                            2000          1999          1998
                                                          --------      --------      --------

Statutory tax .......................................     $ 24,113      $ 11,732      $  6,700
State income taxes, net of federal tax benefit ......          877           521           638
Effect of foreign income not subject to federal and
     state income tax ...............................       (3,017)            9          (162)

In-process research and development .................           --            --         5,064
Valuation on unrealized loss on marketable security .       (2,546)           --         3,000
Valuation on net operating loss carry-forward .......        3,412           430           704
Non-deductible amortization .........................          410           514            63
Loss from joint venture .............................           --            --         1,382
Foreign taxes, net of foreign income not taxed in the
     United States ..................................        5,647        (1,468)         (565)
Tax basis difference on sale of equity interest in
     SHPS, Incorporated .............................       (7,280)           --            --

Permanent differences ...............................          296           440           359
Other ...............................................         (721)          808           305
                                                          --------      --------      --------
     Total provision for income taxes ...............     $ 21,191      $ 12,986      $ 17,488
                                                          ========      ========      ========

     The Company is currently under examination by the Internal Revenue Service for the tax years ended July 31, 1999 and 1998. In the opinion of management, any liability that may arise from the prior period as a result of the examination will not have a material effect on the Company's financial condition, results of operations, or cash flows.

NOTE 14.  RESTRUCTURING AND OTHER CHARGES

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

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  RESTRUCTURING AND OTHER CHARGES (continued)

     The Company estimates it may achieve up to approximately $12.0 million in annualized savings related to the closed operations included in the second and fourth quarter restructurings.

     The major components of restructuring and other charges for the year ended December 31, 2000 are as follows (in thousands):

                                                           Restructuring     Other         Total
                                                           -------------     -----         -----

Severance and related costs .............................     $ 1,614       $ 2,360       $ 3,974
Lease termination costs .................................       1,765         3,639         5,404
Write-down of property and equipment ....................      14,088           103        14,191
Write-down of intangible assets .........................       6,086            --         6,086
Other ...................................................         813            --           813
                                                              -------       -------       -------
                                                              $24,366       $ 6,102       $30,468
                                                              =======       =======       =======


     A summary of the restructuring and other charges activity is as follows (in thousands):

                                                           Restructuring      Other        Total
                                                           -------------      -----        -----
Balance established in 2000 .............................     $ 24,366      $ 6,102      $ 30,468
Reduction in workforce cash outflows ....................         (912)          --          (912)
Lease termination cash payments .........................         (477)      (3,639)       (4,116)
Non-cash write-down and reserve of property and equipment      (14,088)        (103)      (14,191)
Non-cash write-down and reserve of intangible assets ....       (6,086)          --        (6,086)
Other cash outflows .....................................          (95)          --           (95)
                                                              --------      -------      --------
Balance remaining at December 31, 2000 ..................     $  2,708      $ 2,360      $  5,068
                                                              ========      =======      ========


NOTE 15.  EARNINGS PER SHARE

     Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options using the treasury stock method.

     The number of shares used in the earnings per share computation are as follows (in thousands):

                                                                  Years Ended December 31,
                                                                ----------------------------
                                                                 2000       1999       1998
                                                                ------     ------     ------

Basic:
Weighted average common shares outstanding ..............       41,518     42,045     41,258
                                                                ------     ------     ------
      Total weighted average basic shares
      outstanding .......................................       41,518     42,045     41,258

Diluted:
   Dilutive effect of stock options .....................         127        950      1,030
                                                                ------     ------     ------
      Total weighted average diluted shares outstanding         41,645     42,995     42,288
                                                                ======     ======     ======


NOTE 16.  COMMITMENTS AND CONTINGENCIES

     The Company leases certain equipment and buildings under operating leases having terms ranging from one to twenty-two years. The building leases contain up to two five-year renewal options. Rental expense under operating leases for the years ended December 31, 2000, 1999 and 1998 was approximately $17.4 million, $16.7 million, and $11.2 million, respectively.

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  COMMITMENTS AND CONTINGENCIES (continued)

     The following is a schedule of future minimum rental payments under operating leases having a remaining non-cancelable term in excess of one year subsequent to December 31, 2000 (in thousands):

                                                                                      Total
                                                  Year                                Amount
                                                  ----                                ------

                          2001...............................................      $    10,826
                          2002...............................................            7,706
                          2003...............................................            5,600
                          2004...............................................            3,724
                          2005...............................................            2,510
                          Thereafter.........................................           23,374
                                                                                   -----------
                               Total minimum payments required...............      $    53,740
                                                                                   ===========

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

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.  EMPLOYEE BENEFIT PLAN

     The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the original plan provisions, the Company matched 25% of participant contributions to a maximum matching amount of 1% of participant compensation. During 1997, the Company increased the 401(k) matching provision to 50% of participating contributions to a maximum matching amount of 2% of participant compensation. The Company contribution was approximately $0.9 million, $0.8 million and $0.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, two of the Company's subsidiaries maintained separate defined contribution plans, one of which was merged into the Company's 401(k) plan effective January 1, 1998 and the second one was terminated with the Company's sale of SHPS, Incorporated. The combined contributions made to these plans were approximately $0.2 million, $0.1 million, and $0.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 18.  STOCK OPTIONS

     1996 Employee Stock Option Plan - The Company's 1996 Employee Stock Option Plan (the "Employee Plan") permits the granting of incentive or non-qualified stock options to purchase up to approximately 2.625 million shares of the Company's common stock at not less than the fair value at the time the options are granted. All options granted under the Employee Plan expire if not exercised by the tenth anniversary of their grant date with the exception of outstanding options converted pursuant to the acquisition of McQueen consistent with pooling-of-interests rules and expire five years from grant date. Certain other officers and employees hold options to purchase additional shares of common stock at a range of $0.03 to $30.76 per share that vest ratably over the three-year period following the date of grant, except for approximately 360 thousand options associated with the outstanding options from the acquisition of McQueen which are immediately exercisable. Transactions related to the 1996 Employee Stock Option Plan are summarized as follows (in thousands):

                                                                Weighted
                                                                 Average
                                                                Exercise
                                                  Shares          Price
                                                  ------          -----

              Outstanding at January 1, 1998.       1,374        $ 16.67
               (Exercisable: 391 at $11.02)
                  Granted....................         682        $ 21.46
                  Exercised..................        (329)       $  3.14
                  Expired or terminated......        (313)       $ 23.91
                                                ---------
              Outstanding at December 31, 1998      1,414        $ 20.05
               (Exercisable: 344 at $19.49)
                  Granted....................         860        $ 23.50
                  Exercised..................        (677)       $ 17.71
                  Expired or terminated......        (320)       $ 22.70
                                                ---------
              Outstanding at December 31, 1999      1,277        $ 22.90
               (Exercisable: 365 at $20.99)
                  Granted....................         373        $ 18.84
                  Exercised..................         (75)       $ 21.18
                  Expired or terminated......        (933)       $ 21.21
                                                ---------
              Outstanding at December 31, 2000        642        $ 23.19
                                                =========
               (Exercisable: 326 at $23.66)

              Options available for future
                grant........................         712
                                                =========





     The following table further summarizes information about the 1996 Employee Stock Option Plan at December 31, 2000:

                                             Number          Weighted     Weighted         Number        Weighted
                                           Outstanding        Average      Average       Exercisable      Average
                      Range Of                 At            Remaining    Exercise           At          Exercise
                   Exercise Prices        Dec. 31, 2000        Life         Price       Dec. 31, 2000      Price
                --------------------    ----------------  ------------- ------------  -----------------  ---------
                                         (in thousands)                               (in thousands)

                       $ 0.03 to $1.24             1           2.0         $  0.90               1       $  0.90
                                 $8.00             8           5.3         $  8.00               8       $  8.00
                      $13.23 to $30.76           633           8.0         $ 23.44             317       $ 24.16
                                                 ---                                           ---
                                 Total           642           7.9         $ 23.19             326       $ 23.66
                                                 ===                                           ===

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.  STOCK OPTIONS (continued)

     1996 Non-Employee Director Stock Option Plan - The Company's 1996 Non-Employee Director Stock Option Plan (the "Non-Employee Plan") permits the granting of non-qualified stock options to purchase up to 431 thousand shares of the Company's common stock to members of the Board of Directors who are not employees of the Company. Each outside director will receive options to purchase 5 thousand shares of common stock on the first day of each calendar year. Also, on the date on which a new outside director is first elected or appointed, he or she automatically will be granted options to purchase 5 thousand shares of common stock. All options granted will have an exercise price equal to the then fair market value of the common stock. All options granted under the Non-Employee Plan expire if not exercised by the tenth anniversary of their grant date.

     Transactions related to the 1996 Non-Employee Director Stock Option Plan are summarized as follows (in thousands):

                                                           Weighted
                                                            Average
                                                           Exercise
                                                Shares        Price
                                                ------        -----

           Outstanding at January 1, 1998.          73      $ 16.56
            (Exercisable: none)
               Granted....................          40      $ 20.44
               Exercised..................          (7)     $  8.00
               Expired or terminated......          --      $    --
                                              --------
           Outstanding at December 31, 1998        106      $ 18.53
            (Exercisable: 39 at $16.67)
               Granted....................          35      $ 23.81
               Exercised..................          (8)     $  8.00
               Expired or terminated......          --      $    --
                                              --------
           Outstanding at December 31, 1999        133      $ 20.58
            (Exercisable: 66 at $18.79)
               Granted....................          67      $ 15.01
               Exercised..................         (15)     $ 19.03
               Expired or terminated......          (5)     $ 23.81
                                              --------
           Outstanding at December 31, 2000        180      $ 18.53
                                              ========
            (Exercisable: 81 at $19.90)

           Options available for future
              grant.......................         195
                                              ========


     The following table further summarizes information about the 1996 Non-Employee Director Stock Option Plan at December 31, 2000:


                                             Number          Weighted     Weighted         Number        Weighted
                                           Outstanding        Average      Average       Exercisable      Average
                      Range Of                 At            Remaining    Exercise           At          Exercise
                   Exercise Prices        Dec. 31, 2000        Life         Price       Dec. 31, 2000      Price
                --------------------    ----------------  ------------- ------------  -----------------  ---------
                                         (in thousands)                               (in thousands)

                       $  4.48                   15            9.8         $  4.48             --         $  ---
                       $  8.00                   12            5.3         $  8.00             13         $  8.00
                       $ 13.53                    8            9.5         $ 13.53             --         $  ---
                       $ 18.39                    5            7.2         $ 18.39              3         $ 18.39
                       $ 18.76                   45            9.3         $ 18.76             --         $  ---
                       $ 20.74                   30            7.3         $ 20.74             20         $ 20.74
                       $ 22.23                   30            6.4         $ 22.23             30         $ 22.23
                       $ 23.81                   30            8.3         $ 23.81             10         $ 23.81
                       $ 25.42                    5            6.4         $ 25.42              5         $ 25.42
                                             ------                                        ------
                        Total                   180            8.0         $ 18.53             81         $ 19.90
                                             ======                                        ======

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.  STOCK OPTIONS (continued)

     1997 Management Incentive Stock Option Plan - The Company's 1997 Management Incentive Stock Option Plan (the "Management Incentive Plan") permits the granting of non-qualified stock options to purchase up to approximately 4.0 million shares of the Company's common stock at not less than the fair value at the time the options are granted. At December 31, 2000, 1999 and 1998, no options granted were exercisable. All options granted under the Management Incentive Plan expire if not exercised by the tenth anniversary of their grant date.

     Transactions related to the 1997 Management Incentive Stock Option Plan are summarized as follows (in thousands):

                                                                                           Weighted
                                                                                            Average
                                                                                           Exercise
                                                                        Shares               Price
                                                                        ------               -----
Outstanding at January 1, 1998..............................                --             $    --
   Granted..................................................               770             $ 21.19
   Exercised................................................                --             $    --
   Expired or terminated....................................                --             $    --
                                                                      --------
Outstanding at December 31, 1998...........................                770             $ 21.19
   Granted..................................................               155             $ 29.96
   Exercised................................................                --             $    --
   Expired or terminated....................................              (405)            $ 20.00
                                                                      --------
Outstanding at December 31, 1999............................               520             $ 24.73
   Granted..................................................             1,594             $ 18.29
   Exercised................................................                --             $    --
   Expired or terminated....................................              (526)            $ 20.83
                                                                      --------
Outstanding at December 31, 2000............................             1,588             $ 19.56
                                                                      ========
Options available for future grant..........................             2,412
                                                                      ========


     The following table further summarizes information about the 1997 Management Incentive Stock Option Plan at December 31, 2000:

                                             Number          Weighted     Weighted         Number        Weighted
                                           Outstanding        Average      Average       Exercisable      Average
                      Range Of                 At            Remaining    Exercise           At          Exercise
                   Exercise Prices        Dec. 31, 2000        Life         Price       Dec. 31, 2000      Price
                --------------------    ----------------  ------------- ------------  -----------------  ---------
                                         (in thousands)                               (in thousands)

                       $ 16.24                   60            9.2         $ 16.24           --             $--
                       $ 18.00                1,163            9.2         $ 18.00           --             $--
                       $ 18.93                   20            7.7         $ 18.93           --             $--
                       $ 19.88                   50            7.9         $ 19.88           --             $--
                       $ 20.00                   70            7.3         $ 20.00           --             $--
                       $ 23.50                   40            8.7         $ 23.50           --             $--
                       $ 26.58                   30            8.0         $ 26.58           --             $--
                       $ 29.21                   80            8.4         $ 29.21           --             $--
                       $ 30.76                   75            8.1         $ 30.76           --             $--
                                             ------                                    --------
                        Total                 1,588            8.9         $ 19.56           --             $--
                                             ======                                    ========

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.  STOCK OPTIONS (continued)

     2000 Stock Option Plan - The Company's 2000 Stock Option Plan (the "2000 Plan") permits the granting of incentive stock options to purchase up to 4.0 million shares of the Company's common stock to certain employees of the Company at not less than the fair market value at the time the options are granted. All options granted under the 2000 Plan expire if not exercised by a fixed expiration date, which is no later than the tenth anniversary of their grant date.

     Transactions related to the 2000 Plan are summarized as follows (in thousands):

                                                                 Weighted
                                                                  Average
                                                                 Exercise
                                                   Shares         Price
                                                   ------         -----

                Outstanding at January 1, 2000.        --         $   --
                   Granted.....................     1,081         $  6.85
                   Exercised...................        --         $    --
                   Expired or terminated.......       (16)        $ 13.46
                                                ---------
                Outstanding at December 31,
                2000...........................     1,065         $  6.75
                   Exercisable:  None           =========

                Options available for future
                grant..........................     2,935
                                                =========


     The following table further summarizes information about the 2000 Stock Option Plan at December 31, 2000:

                                             Number          Weighted     Weighted         Number        Weighted
                                           Outstanding        Average      Average       Exercisable      Average
                      Range Of                 At            Remaining    Exercise           At          Exercise
                   Exercise Prices        Dec. 31, 2000        Life         Price       Dec. 31, 2000      Price
                --------------------    ----------------  ------------- ------------  -----------------  ---------
                                         (in thousands)                               (in thousands)

                     $ 4.05                     715            9.8         $  4.05              --          $--
                     $ 4.32 to $5.94             65            9.9         $  4.95              --          $--
                     $11.28 to $14.31           271            9.6         $ 13.68              --          $--
                     $17.68 to $20.17            14            9.4         $ 18.92              --          $--
                                        -----------                                   ------------
                          Total               1,065            9.8         $  6.75              --          $--
                                        ===========                                   ============


     Employee Stock Purchase Plan - Sykes' Employee Stock Purchase Plan (the "ESPP") allows eligible employee participants to purchase shares of the Company's common stock at a discount through payroll deductions. The ESPP, which qualifies under Code Section 423 of the Internal Revenue Code of 1986, was adopted by the Company's Board of Directors on April 1, 1999 and approved by the shareholders. Pursuant to the ESPP, Sykes reserved 1.0 million shares of its common stock for issuance.

     Under the ESPP, eligible employees may purchase the Company common stock at 87.5% of the market price on the last day of the offering period. The maximum each employee may purchase within an offering period shall not exceed $6.25 thousand in market value of Company common stock. The Company will typically have four three-month offering periods each year.

     The weighted average fair value share price of the purchase rights granted under the ESPP during the year ended December 31, 2000 was $7.29. For the years ended December 31, 2000 and 1999, 85 thousand and 16 thousand, respectively, of such shares were purchased and 899 thousand shares remain available for future issuance.

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Therefore, no compensation expense has been recognized for stock options granted at fair market value under its plans.

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.  STOCK OPTIONS (continued)

     If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts as follows (in thousands except per share amounts):

                                                                     Years Ended December 31,
                                                              ----------------------------------------
                                                                 2000           1999           1998
                                                              ----------     ----------     ----------



Net income as reported ....................................   $   46,787     $   20,534     $    1,656
Pro forma net income (loss) as prescribed by SFAS 123 .....       41,729         13,091         (4,125)
Net income per diluted share as reported ..................         1.13           0.48           0.04
Pro forma net income (loss) per diluted share as
prescribed by SFAS 123 ....................................         1.00           0.30          (0.10)

     The pro forma amounts were determined using the Black-Scholes valuation model with the following key assumptions: (i) a discount rate of 6.2 percent for 2000, a discount rate of 6.1 percent for 1999, and a discount rate of 6.0 percent for 1998; (ii) a volatility factor of 82.67 percent based upon the average trading price of the Company's common stock since it began trading on the Nasdaq National Market; (iii) no dividend yield; and (iv) an average expected option life of five years (three years for the ESPP) for 2000 and an average expected option life of four years (two years for the ESPP) for 1999 and 1998. In addition, the pro forma amount for 2000 and 1999 includes approximately $189 thousand and $88 thousand, respectively, related to purchase discounts offered under the ESPP (none for 1998).

NOTE 19. SEGMENTS AND GEOGRAPHIC INFORMATION

     On June 13, 2000, the Company announced its initiatives to strategically focus its operations into two business segments entitled Business Services and Business Solutions. These segments are consistent with the Company's management of these businesses and generally reflect its financial reporting structure and operating focus. The Business Services group represents approximately 91% of the Company's consolidated revenue for 2000 and is comprised of the Company's technical and customer support and distribution and fulfillment segments. These services are delivered through multiple communication channels encompassing phone, e-mail, web, and chat. The Business Solutions group, which represents approximately 9% of the Company's consolidated revenue for 2000, provides professional services in e-commerce and customer relationship management (CRM) with a focus on business strategy development, project management, business process redesign, change management, knowledge management, education, training and web development.

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.  SEGMENTS AND GEOGRAPHIC INFORMATION (continued)

     The following table presents information about the Company's reportable segments, as revised to reflect the change from a single segment in 1999 and 1998 to two (2) segments (in thousands):

                                                                                                                 Consolidated
                                                    Business Services(2)   Business Solutions    Other(1)            Total
                                                    --------------------   ------------------    --------        ------------
  For the Year Ended December 31, 2000 (restated):
  Revenue ..................................               $550,920             $52,686          $     --         $603,606
  Depreciation and amortization.............               $ 35,828             $ 1,001          $     --         $ 36,829

  Income (loss) from operations, before
    compensation expense associated with
    exercise of options and restructuring
    and other charges.......................               $ 26,522             $  (526)         $     --         $ 25,996
  Compensation expense associated with
     exercise of options....................                                                       (7,836)          (7,836)
  Restructuring and other charges...........                                                      (30,468)         (30,468)
  Other income (expense)....................                                                       81,205           81,205
  Provision for income taxes................                                                      (21,191)         (21,191)
  Cumulative effect of change in accounting
     principle..............................                                                         (919)            (919)
                                                                                                                  --------
  Net income................................                                                                      $ 46,787
                                                                                                                  ========

  For the Year Ended December 31, 1999 (restated):
  Revenue ..................................             $521,967               $50,775          $     --         $572,742
  Depreciation and amortization.............             $ 36,841               $   729          $     --         $ 37,570

  Income (loss) from operations, before
    impairment of long-lived assets ........             $ 44,386               $(1,370)         $     --         $ 43,016

  Impairment of long-lived assets...........                                                       (5,979)          (5,979)
  Other income (expense)....................                                                       (3,517)          (3,517)
  Provision for income taxes................                                                      (12,986)         (12,986)
                                                                                                                  --------
  Net income................................                                                                      $ 20,534
                                                                                                                  ========

  For the Year Ended December 31, 1998 (restated):
  Revenue ..................................             $388,746               $71,356          $     --         $460,102
  Depreciation and amortization.............             $ 22,230               $   859          $     --         $ 23,089

  Income from operations, before acquired
     in-process research and development....             $ 42,490               $ 3,393          $     --         $ 45,883
  Acquired in-process research and development                                                    (14,469)         (14,469)
  Other income (expense)....................                                                      (12,270)         (12,270)
  Provision for income taxes................                                                      (17,488)         (17,488)
                                                                                                                  --------
  Net income................................                                                                      $  1,656
                                                                                                                  ========

(1) Other items are shown for purposes of reconciling to the Company's consolidated totals as shown in the table above for the three years ended December 31, 2000. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Inter-segment revenues are not material to the Business Services and Business Solutions segment results. Total assets are not disclosed since they are not identified and reported by segment to the Company's management.

(2) Business Services revenue includes $35.7 million, $73.0 million and $26.8 million for the years ended December 31, 2000, 1999 and 1998, respectively, from SHPS, Incorporated, a previously wholly-owned subsidiary of the Company, which was sold in June 2000.

                         SYKES ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.  SEGMENTS AND GEOGRAPHIC INFORMATION (continued)

     No single customer accounted for 10% of consolidated revenues for the years ended December 31, 2000, 1999, and 1998.

     Information about the Company's operations by geographic location is as follows (in thousands):

                                                    Years Ended December 31,
                                              ----------------------------------
                                                2000         1999         1998
                                              --------     --------     --------
Revenue:
   Americas .............................     $390,268     $391,341     $295,729
   International ........................      213,338      181,401      164,373
                                              --------     --------     --------
                                              $603,606     $572,742     $460,102
                                              ========     ========     ========
Income before provision for income taxes:
   Americas .............................     $ 56,087     $ 19,093     $  5,248
   International ........................       12,810       14,427       13,896
                                              --------     --------     --------
                                              $ 68,897     $ 33,520     $ 19,144
                                              ========     ========     ========
Total assets:
   Americas .............................     $221,743     $302,091     $260,014
   International ........................      136,211      118,641      102,256
                                              --------     --------     --------
                                              $357,954     $420,732     $362,270
                                              ========     ========     ========

NOTE 20.  RELATED PARTY TRANSACTIONS

     During 2000, the Company terminated its ten-year operating lease agreement with the Company's Chairman (and majority shareholder) for its corporate aircraft and paid a lease termination fee of $3.5 million. This lease termination payment is included in restructuring and other charges in the accompanying Consolidated Statement of Income for the year ended December 31, 2000. After the lease termination, the Company paid the Chairman (and majority shareholder) $213 thousand for the use of the corporate aircraft in 2000. The lease expense for each of the years ended December 31, 2000, 1999 and 1998, exclusive of lease termination payments, was $0.3 million, $0.6 million, and $0.6 million, respectively.

     During the period from September 1, 2000 through December 31, 2000, the Company also paid a company, in which the Chairman (and majority shareholder) has an 80% equity interest, $247 thousand for management and site development services.

     A member of the board of directors of the Company received broker commissions from the Company's 401(k) investment firm of $25 thousand for each of the years ended December 31, 2000, 1999, and 1998, respectively, and insurance commissions for the placement of the Company's various corporate insurance programs of $75 thousand for each of the years ended December 31, 2000 and 1999, respectively (none in 1998).

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

                  2.16 Combination Agreement, dated December 29, 1998, by and among the holders of all of the capital interests of Oracle Service Networks Corporation and Sykes Enterprises, Incorporated. (18)

                  2.17        Merger Agreement, dated as of June 9, 2000, among
                              Sykes Enterprises, Incorporated, SHPS,
                              Incorporated, Welsh Carson Anderson and Stowe,
                              VIII, LP ("WCAS") and Slugger Acquisition Corp.
                              (24)

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

                  10.19       Tax Indemnification Agreement between Sykes
                              Enterprises, Incorporated and John H. Sykes. (1)

                  10.20       Consultant Agreement between Sykes Enterprises,
                              Incorporated and E.J. Milani Consulting Corp.
                              dated April 1, 1996. (1)

                  10.21       1997 Management Stock Incentive Plan. (15)

                  10.22       1999 Employees' Stock Purchase Plan. (19)

                  10.23       2000 Stock Option Plan. (20).

                  10.24       Amended and Restated Credit Agreement among Sykes
                              Enterprises, Incorporated and Bank of America, NA, dated May 2, 2000. (21)

                  10.25       Termination of aircraft Lease Agreement between
                              JHS Leasing of Tampa, Inc., as lessor and Sykes
                              Enterprises, Incorporated as lessee dated June 30,
                              2000. (21)

                  10.26       Employment Agreement dated July 31, 2000 between
                              James E. Lamar and Sykes Enterprises,
                              Incorporated. (22)

                  10.27       Employment Separation Agreement dated as of
                              September 20, 2000 between Dale W. Saville and
                              Sykes Enterprises, Incorporated. (22)

                  10.28       Employment Separation Agreement dated as of
                              September 22, 2000 between Scott J. Bendert and
                              Sykes Enterprises, Incorporated. (22)

                  10.29       Employment Separation Agreement dated November 10,
                              2000 between David L. Grimes and Sykes
                              Enterprises, Incorporated (23)

                  10.30       Employment Agreement dated July 31, 2000 between
                              Mitchell I. Nelson and Sykes Enterprises,
                              Incorporated. (23)

                  10.31       Employment Agreement dated March 6, 2000, amended
                              November 8, 2000, between W. Michael Kipphut and
                              Sykes Enterprises, Incorporated. (23)

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

(23) Filed as an Exhibit to the Registrant's Form 10-K dated December 31, 2000, and incorporated herein by reference.

(24) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated June 30, 2000, and incorporated herein by reference.

(b)      Reports on Form 8-K

         The following reports on Form 8-K were filed during the period beginning October 2, 2000 through March 21, 2001:

         Registrant filed a current report on Form 8-K, dated October 30, 2000, with the Commission on November 1, 2000, which announced its financial results for the third quarter and nine months ended September 30, 2000 and its completion of its previously announced accounting review.

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 14th day of August, 2001.

                                         SYKES ENTERPRISES, INCORPORATED
                                         (Registrant)

                                     By:   /s/    W. Michael Kipphut
                                         ---------------------------------------
                                              W. Michael Kipphut,
                                              Senior Vice President and
                                              Chief Financial Officer


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

             Signature                                             Title                                           Date

      /s/ John H. Sykes                                      Chairman of the Board, President,                August 14, 2001
      ------------------------------------                     and Chief Executive Officer (Principal
      John H. Sykes                                            Executive Officer)

      /s/ Gordon H. Loetz                                    Vice Chairman of the Board and Director          August 14, 2001
      ------------------------------------
      Gordon H. Loetz

      /s/ Furman P. Bodenheimer, Jr.                         Director                                         August 14, 2001
      ------------------------------------
      Furman P. Bodenheimer, Jr.

      /s/ H. Parks Helms                                     Director                                         August 14, 2001
      ------------------------------------
      H. Parks Helms

      /s/ Linda F. McClintock-Greco                          Director                                         August 14, 2001
      ------------------------------------
      Linda F. McClintock-Greco

      /s/ William J. Meurer                                  Director                                         August 14, 2001
      ------------------------------------
      William J.Meurer

      /s/ Ernest J. Milani                                   Director                                         August 14, 2001
      ------------------------------------
      Ernest J. Milani

      /s/ Thomas F. Skelly                                   Director                                         August 14, 2001
      ------------------------------------
      Thomas F. Skelly


                         SYKES ENTERPRISES, INCORPORATED

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 2000, 1999 and 1998
                                 (in thousands)


                                                                            Additions
                                                               Balance at   Charged to                                    Balance at
                                                               Beginning    Costs and  Reclassifications                      End
                                                               Of Period    Expenses         (1)          Deductions(2)   Of Period
                                                               ---------    --------   -----------------  -------------   ---------
Allowance for doubtful accounts:
    Year ended December 31, 2000                                $2,440       $ 7,621       $  --            $ 2,801         $7,260

    Year ended December 31, 1999                                   796         2,202          --                558          2,440

    Year ended December 31, 1998                                   537           262          --                  3            796

Domestic current deferred tax asset valuation allowance:

    Year ended December 31, 2000                                $   --       $ 1,819       $  --            $    --         $1,819

    Year ended December 31, 1999                                    --            --          --                 --             --

    Year ended December 31, 1998                                    --            --          --                 --             --

Foreign current deferred tax asset valuation allowance:

    Year ended December 31, 2000                                $1,240       $ 1,593       $  --            $ 1,018         $1,815

    Year ended December 31, 1999                                    --           626         704                 90          1,240

    Year ended December 31, 1998                                   135            --          --                135             --

Restructuring reserve:
    Year ended December 31, 2000                                $   --       $24,366       $  --            $21,658         $2,708

    Year ended December 31, 1999                                    --            --          --                 --             --

    Year ended December 31, 1998                                    --            --          --                 --             --

Domestic non-current deferred tax asset valuation allowance:

    Year ended December 31, 2000                                $2,894       $    --       $  --            $ 2,546         $  348

    Year ended December 31, 1999                                 3,000            --          --                106          2,894

    Year ended December 31, 1998                                    --         3,000          --                 --          3,000

Foreign non-current deferred tax valuation allowance:

    Year ended December 31, 2000                                $   --       $    --       $  --            $    --         $   --

    Year ended December 31, 1999                                   704            --        (704)                --             --

    Year ended December 31, 1998                                    --           704          --                 --            704


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

                    2.17                Merger Agreement, dated as of June 9, 2000, among Sykes Enterprises,
                                        Incorporated, SHPS, Incorporated, Welsh Carson Anderson and Stowe,
                                        VIII, LP ("WCAS") and Slugger Acquisition Corp. (24)

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

                    10.19               Tax Indemnification Agreement between Sykes Enterprises,
                                        Incorporated and John H. Sykes. (1)

                    10.20               Consultant Agreement between Sykes Enterprises, Incorporated and
                                        E.J. Milani Consulting Corp. dated April 1, 1996. (1)

                    10.21               1997 Management Stock Incentive Plan. (15)

                    10.22               1999 Employees' Stock Purchase Plan. (19)

                    10.23               2000 Stock Option Plan. (20)


                    10.24               Amended and Restated Credit Agreement among Sykes Enterprises,
                                        Incorporated and Bank of America, NA, dated May 2, 2000. (21)

                    10.25               Termination of aircraft Lease Agreement between JHS Leasing of
                                        Tampa, Inc., as lessor and Sykes Enterprises, Incorporated as lessee dated June 30, 2000. (21)

                    10.26               Employment Agreement dated July 31, 2000 between James E. Lamar and
                                        Sykes Enterprises, Incorporated. (22)

                    10.27               Employment Separation Agreement dated as of September 20, 2000 between Dale W. Saville and Sykes Enterprises, Incorporated. (22)

                    10.28               Employment Separation Agreement dated as of September 22, 2000 between Scott J. Bendert and Sykes Enterprises, Incorporated. (22)

                    10.29               Employment Separation Agreement dated November 10, 2000 between
                                        David L. Grimes and Sykes Enterprises, Incorporated (23)

                    10.30               Employment Agreement dated July 31, 2000 between Mitchell I. Nelson and Sykes Enterprises, Incorporated. (23)

                    10.31               Employment Agreement dated March 6, 2000, amended November 8, 2000, between W. Michael Kipphut and Sykes Enterprises, Incorporated. (23)

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

(23) Filed as an Exhibit to the Registrant's Form 10-K dated December 31, 2000, and incorporated herein by reference.

(24) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated June 30, 2000, and incorporated herein by reference.