Form 10-Q/A
period 2001-03-31
SYKES ENTERPRISES INC
filed 2001-08-14
CIK 1010612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________________________ to _________________________________

         Commission File No.         0-28274


                         SYKES ENTERPRISES, INCORPORATED
             (Exact name of Registrant as specified in its charter)

                           Florida                                             56-1383460
(State or other jurisdiction of incorporation or organization)     (IRS Employer Identification No.)

               100 North Tampa Street, Suite 3900, Tampa, FL 33602

Registrant's telephone number, including area code:               (813) 274-1000



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

                      The Exhibit Index Appears on Page 24

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

Subsequent to the issuance of its condensed consolidated financial statements for the three months ended March 31, 2001, the Company determined that the excess cash grants should not be offset against direct salaries and related costs to the extent training costs were incurred and recognized at the time the funds were released from escrow and construction of the facility was complete. Instead the excess cash grants should have been deferred and recognized as a reduction of depreciation expense over the weighted average useful life of the equipment utilized at the new facility (which generally approximates five years) with the amortization beginning when construction of the facility is complete and the facility is occupied.

Accordingly, the Company reversed the portion of the cumulative effect of change in accounting principle related to the excess cash grants of $1.2 million (net of income taxes of $0.7 million), or $0.03 per diluted share, previously recorded by the Company as of January 1, 2000. As a result, the accompanying condensed consolidated statement of income for the three months ended March 31, 2000 and the condensed consolidated balance sheets as of March 31, 2001 and December 31, 2000 have been restated from the amounts previously reported. The impact of the change in the accounting for excess cash grants on income before cumulative effect of change in accounting principle for the three months ended March 31, 2001 was not material.

A summary of the significant effects of the restatement is as follows:


               Condensed Consolidated Statement of Income:                     As
               Three Months Ended March 31, 2000:                          Previously           As
               In thousands (except per share data)                         Reported         Restated
                                                                            --------         --------
               Revenues ............................................       $ 162,710        $ 162,710
               Operating expenses ..................................         148,785          148,785
                                                                           ---------        ---------
               Income (loss) from operations .......................          13,925           13,925
               Total other income (expense) ........................          (1,237)          (1,237)
                                                                           ---------        ---------
               Income before provision for income taxes and
                 cumulative effect of change in accounting principle          12,688           12,688

               Provision for income taxes ..........................           4,923            4,923
                                                                           ---------        ---------
               Income before cumulative effect of change in
                 accounting principle ..............................           7,765            7,765
               Cumulative effect of change in accounting principle .          (2,068)            (919)
                                                                           ---------        ---------

               Net income ..........................................       $   5,697        $   6,846
                                                                           =========        =========

               Net income per basic share:
               Income before cumulative effect of change in
                 accounting principle ..............................       $    0.18        $    0.18
               Cumulative effect of change in accounting principle .           (0.05)           (0.02)

               Net income per basic share ..........................       $    0.13        $    0.16

               Net income per diluted share:
               Income before cumulative effect of change in
                 accounting principle ..............................       $    0.18        $    0.18
               Cumulative effect of change in accounting principle .           (0.05)           (0.02)

               Net income per diluted share ........................       $    0.13        $    0.16


               Condensed Consolidated Balance Sheet Data:                     As
               As of March 31, 2001:                                      Previously           As
               In thousands                                                Reported         Restated
                                                                           --------         --------
               Deferred charges and other assets ..................        $ 14,525         $ 15,135
               Total assets .......................................        $337,874         $338,484
               Deferred grants ....................................        $ 29,688         $ 31,303
               Retained earnings ..................................        $ 96,458         $ 95,453
               Shareholders' equity ...............................        $197,768         $196,763


               Condensed Consolidated Balance Sheet Data:
               As of December 31, 2000:
               In thousands

               Deferred charges and other assets ..................        $ 13,212         $ 13,822
               Total assets .......................................        $357,344         $357,954
               Deferred grants ....................................        $ 30,143         $ 31,758
               Retained earnings ..................................        $ 91,435         $ 90,430
               Shareholders' equity ...............................        $196,897         $195,892

This Form 10-Q/A includes such restated financial statements and related notes thereto for the three months ended March 31, 2001, and other information related to such restated financial statements. Except for Items 1 and 2 of Part I and
Item 6 of Part II, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS' REPORT.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                  MARCH 31,       DECEMBER 31,
                                                                     2001             2000
                                                                     ----             ----
                                                                   Restated         Restated
                                                                 (See Note 1)     (See Note 1)
ASSETS                                                           (Unaudited)
Current assets
  Cash and cash equivalents ...............................       $  27,432        $  30,141
  Receivables .............................................         119,571          135,609
  Prepaid expenses and other current assets ...............          17,298           17,679
                                                                  ---------        ---------

    Total current assets ..................................         164,301          183,429

Property and equipment, net ...............................         150,822          151,842
Intangible assets, net ....................................           8,226            8,861
Deferred charges and other assets .........................          15,135           13,822
                                                                  ---------        ---------
                                                                  $ 338,484        $ 357,954
                                                                  =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current installments of long-term debt ..................       $      57        $     100
  Accounts payable ........................................          24,143           34,636
  Income taxes payable ....................................           4,877            5,502
  Accrued employee compensation and benefits ..............          29,751           32,746
  Other accrued expenses and current liabilities ..........          17,817           17,481
                                                                  ---------        ---------

    Total current liabilities .............................          76,645           90,465

Long-term debt ............................................           1,960            8,759
Deferred grants ...........................................          31,303           31,758
Deferred revenue ..........................................          31,808           31,072
Other long-term liabilities ...............................               5                8
                                                                  ---------        ---------

    Total liabilities .....................................         141,721          162,062
                                                                  ---------        ---------

Contingencies

Shareholders' equity
  Preferred stock, $0.01 par value, 10,000 shares
    authorized; no shares issued and outstanding ..........              --               --
  Common stock, $0.01 par value, 200,000 shares authorized;
    43,116 and 43,084 issued ..............................             431              431
  Additional paid-in capital ..............................         159,855          159,696
  Retained earnings .......................................          95,453           90,430
  Accumulated other comprehensive income (loss) ...........         (18,393)         (14,082)
                                                                  ---------        ---------
                                                                    237,346          236,475
  Treasury stock at cost; 2,981 shares ....................         (40,583)         (40,583)
                                                                  ---------        ---------
    Total shareholders' equity ............................         196,763          195,892
                                                                  ---------        ---------
                                                                  $ 338,484        $ 357,954
                                                                  =========        =========

     See accompanying notes to condensed consolidated financial statements.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                   (Unaudited)

(in thousands, except for per share data)                                    2001             2000
                                                                             ----             ----
                                                                                            Restated
                                                                                          (See Note 1)
Revenues ..........................................................       $ 140,421        $ 162,710
                                                                          ---------        ---------

Operating expenses:
  Direct salaries and related costs ...............................          88,712          101,871
  General and administrative ......................................          43,247           46,914
                                                                          ---------        ---------
    Total operating expenses ......................................         131,959          148,785
                                                                          ---------        ---------

Income from operations ............................................           8,462           13,925
                                                                          ---------        ---------

Other income (expense):
  Interest, net ...................................................              20           (1,236)
  Other ...........................................................            (380)              (1)
                                                                          ---------        ---------
    Total other income (expense) ..................................            (360)          (1,237)
                                                                          ---------        ---------

Income before provision for income taxes and cumulative
  effect of change in accounting principle ........................           8,102           12,688
Provision for income taxes ........................................           3,079            4,923
                                                                          ---------        ---------

Income before cumulative effect of change in accounting principle .           5,023            7,765

Cumulative effect of change in accounting principle, net of income
  taxes of $580 ...................................................              --             (919)
                                                                          ---------        ---------

Net income ........................................................       $   5,023        $   6,846
                                                                          =========        =========


Net income per basic share:
  Income before cumulative effect of change in accounting principle       $    0.13        $    0.18
  Cumulative effect of change in accounting principle .............              --            (0.02)
                                                                          ---------        ---------

    Net income per basic share ....................................       $    0.13        $    0.16
                                                                          =========        =========
Total weighted average basic shares ...............................          40,137           42,606
                                                                          =========        =========

Net income per diluted share:
  Income before cumulative effect of change in accounting principle       $    0.12        $    0.18
  Cumulative effect of change in accounting principle .............              --            (0.02)
                                                                          ---------        ---------

    Net income per diluted share ..................................       $    0.12        $    0.16
                                                                          =========        =========
Total weighted average diluted shares .............................          40,251           42,902
                                                                          =========        =========




     See accompanying notes to condensed consolidated financial statements.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY THREE MONTHS ENDED MARCH 31, 2000, NINE MONTHS ENDED DECEMBER 31, 2000 AND
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

                                                                                              Accumulated
                                            Common       Common     Additional                   Other
                                            Stock        Stock       Paid-in      Retained   Comprehensive    Treasury
(in thousands)                              Shares       Amount      Capital      Earnings   Income (Loss)     Stock        Total
                                          ---------    ---------    ---------    ---------   -------------   ---------    ---------
Balance at January 1, 2000
   (restated) .........................      42,734    $     427    $ 155,023    $  43,643   $    (5,860)    $      --    $ 193,233


Issuance of common stock ..............         275            3        2,195           --            --            --        2,198

Purchase of treasury stock ............          --           --           --           --            --       (16,199)     (16,199)

Net income for the three months
   ended March 31, 2000 (restated) ....          --           --           --        6,846            --            --        6,846

Foreign currency translation
   adjustment .........................          --           --           --           --        (3,975)           --       (3,975)
                                                                                                                          ---------
Comprehensive income (restated) .......                                                                                       2,871
                                          ---------    ---------    ---------    ---------     ---------     ---------    ---------

Balance at March 31, 2000 (restated) ..      43,009          430      157,218       50,489        (9,835)      (16,199)     182,103

Issuance of common stock ..............          75            1        1,013           --            --            --        1,014

Purchase of treasury stock ............          --           --           --           --            --       (24,384)     (24,384)

Tax-effect of non-qualified exercise of
   stock options ......................          --           --        1,465           --            --            --        1,465

Net income for the nine months
   ended December 31, 2000 ............          --           --           --       39,941            --            --       39,941
Foreign currency translation
   adjustment .........................          --           --           --           --        (4,247)           --       (4,247)
                                                                                                                          ---------
Comprehensive income ..................                                                                                      35,694
                                          ---------    ---------    ---------    ---------     ---------     ---------    ---------

Balance at December 31, 2000
   (restated) .........................      43,084          431      159,696       90,430       (14,082)      (40,583)     195,892

Issuance of common stock ..............          32           --          159           --            --            --          159

Net income for the three months
   ended March  31, 2001 (restated) ...          --           --           --        5,023            --            --        5,023

Foreign currency translation
   adjustment .........................          --           --           --           --        (4,311)           --       (4,311)
                                                                                                                          ---------
Comprehensive income (restated) .......                                                                                         712
                                          ---------    ---------    ---------    ---------     ---------     ---------    ---------

Balance at March 31, 2001
   (restated) .........................      43,116    $     431    $ 159,855    $  95,453     $ (18,393)    $ (40,583)   $ 196,763
                                          =========    =========    =========    =========     =========     =========    =========


     See accompanying notes to condensed consolidated financial statements.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                   (Unaudited)

(in thousands)                                                     2001            2000
                                                                   ----            ----
                                                                                 Restated
                                                                               (See Note 1)
Cash flows from operating activities:
   Net income ............................................       $  5,023        $  6,846
   Depreciation and amortization .........................          8,924           9,383
   Cumulative effect of accounting change, net of tax ....             --             919
   Deferred income tax benefit ...........................            (41)         (2,101)
   Loss on disposal of property and equipment ............            217              --
   Changes in assets and liabilities:
     Receivables .........................................         16,809         (18,352)
     Prepaid expenses and other current assets ...........            367          (1,189)
     Deferred charges and other assets ...................         (1,212)          4,252
     Accounts payable ....................................        (10,493)         (8,888)
     Income taxes payable ................................         (1,396)         (1,330)
     Accrued employee compensation and benefits ..........         (2,995)          1,113
     Customer deposits, net of restricted cash ...........             --           5,973
     Other accrued expenses and current liabilities ......            336           2,856
     Deferred revenue ....................................            736          19,467
     Other long-term liabilities .........................             (3)            177
                                                                 --------        --------
     Net cash provided by operating activities ...........         16,272          19,126
                                                                 --------        --------

Cash flows from investing activities:
   Capital expenditures ..................................         (8,145)        (19,635)
   Proceeds from sale of property and equipment ..........              8              --
                                                                 --------        --------
      Net cash used for investing activities .............         (8,137)        (19,635)
                                                                 --------        --------

Cash flows from financing activities:
   Paydowns under revolving line of credit agreements ....        (17,367)        (18,545)
   Borrowings under revolving line of credit agreements ..         10,559          31,540
   Payments of long-term debt ............................            (34)             --
   Proceeds from issuance of stock .......................            159           2,198
   Purchase of treasury stock ............................             --         (16,199)
   Proceeds from grants ..................................            150           2,021
                                                                 --------        --------
      Net cash provided by (used for) financing
        activities .......................................         (6,533)          1,015
                                                                 --------        --------

Adjustments for foreign currency translation .............         (4,311)         (3,975)
                                                                 --------        --------

Net decrease in cash and cash equivalents ................         (2,709)         (3,469)
Cash and cash equivalents - beginning ....................         30,141          31,001
                                                                 --------        --------
Cash and cash equivalents - ending .......................       $ 27,432        $ 27,532
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

NOTE 1 - RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Subsequent to the issuance of its consolidated financial statements for the three months ended March 31, 2001, the Company determined that the excess cash grants should not be offset against direct salaries and related costs to the extent training costs were incurred and recognized at the time the funds were released from escrow and construction of the facility was complete. Instead the excess cash grants should have been deferred and recognized as a reduction of depreciation expense over the weighted average useful life of the equipment utilized at the new facility (which generally approximates five years) with the amortization beginning when construction of the facility is complete and the facility is occupied.

Accordingly, the Company reversed the portion of the cumulative effect of change in accounting principle related to the excess cash grants of $1.2 million (net of income taxes of $0.7 million), or $0.03 per diluted share, previously recorded by the Company as of January 1, 2000. As a result, the accompanying condensed consolidated statement of income for the three months ended March 31, 2000 and the condensed consolidated balance sheets as of March 31, 2001 and December 31, 2000 have been restated from the amounts previously reported. The impact of the change in the accounting for excess cash grants on income before cumulative effect of change in accounting principle for the three months ended March 31, 2001 was not material.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                   (Unaudited)

NOTE 1 - RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the significant effects of the restatement is as follows:


               Condensed Consolidated Statement of Income:                   As
               Three Months Ended March 31, 2000:                        Previously           As
               In thousands (except per share data)                       Reported         Restated
                                                                          --------         --------
               Revenues ..........................................       $ 162,710        $ 162,710
               Operating expenses ................................         148,785          148,785
                                                                         ---------        ---------
               Income (loss) from operations .....................          13,925           13,925
               Total other income (expense) ......................          (1,237)          (1,237)
                                                                         ---------        ---------
               Income before provision for income taxes and
                 cumulative effect of change in accounting
                 principle .......................................          12,688           12,688
               Provision for income taxes ........................           4,923            4,923
                                                                         ---------        ---------
               Income before cumulative effect of change in
                 accounting principle ............................           7,765            7,765
               Cumulative effect of change in accounting
                 principle........................................          (2,068)            (919)
                                                                         ---------        ---------
               Net income ........................................       $   5,697        $   6,846
                                                                         =========        =========

               Net income per basic share:
               Income before cumulative effect of change in
                 accounting principle ............................       $    0.18        $    0.18
               Cumulative effect of change in accounting
                 principle........................................           (0.05)           (0.02)
               Net income per basic share ........................       $    0.13        $    0.16

               Net income per diluted share:
               Income before cumulative effect of change in
                 accounting principle ............................       $    0.18        $    0.18
               Cumulative effect of change in accounting
                 principle........................................           (0.05)           (0.02)
               Net income per diluted share ......................       $    0.13        $    0.16


               Condensed Consolidated Balance Sheet Data:                   As
               As of March 31, 2001:                                    Previously           As
               In thousands                                              Reported         Restated
                                                                         --------         --------
               Deferred charges and other assets .................       $  14,525        $  15,135
               Total assets ......................................       $ 337,874        $ 338,484
               Deferred grants ...................................       $  29,688        $  31,303
               Retained earnings .................................       $  96,458        $  95,453
               Shareholders' equity ..............................       $ 197,768        $ 196,763


               Condensed Consolidated Balance Sheet Data:
               As of December 31, 2000:
               In thousands

               Deferred charges and other assets .................       $  13,212        $  13,822
               Total assets ......................................       $ 357,344        $ 357,954
               Deferred grants ...................................       $  30,143        $  31,758
               Retained earnings .................................       $  91,435        $  90,430
               Shareholders' equity ..............................       $ 196,897        $ 195,892

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                   (Unaudited)

NOTE 2 - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2001. For further information, refer to the restated consolidated financial statements and notes thereto, included in the Company's Form 10-K/A for the year ended December 31, 2000 as filed with the SEC.

ACCOUNTING CHANGE FOR REVENUE RECOGNITION - During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. Based on criteria established by SAB 101, adopted retroactive to January 1, 2000, the Company modified its accounting treatment for the recognition of revenue as it relates to contract services. Revenues, in certain limited situations, that were recognized as services were performed and as the related fees became collectible under agreements between the Company and its customers are deferred until either a final contract or purchase order has been fully executed.

The cumulative effect of the change on prior years resulted in a charge to income of $0.9 million (net of income taxes of $0.6 million), or $0.02 per diluted share, which has been deducted in the determination of income for the three months ended March 31, 2000. The effect of this change for the three months ended March 31, 2000 was to increase income before cumulative effect of the change in accounting principle by $0.9 million or $0.02 per diluted share.

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

NOTE 2 - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

NOTE 3  - CONTINGENCIES

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

The Company is also aware of a lawsuit filed by Kyrus that asserts functionality issues associated with software that Kyrus had licensed from the Company. At the time of the software license, the Company and Kyrus entered into an agreement which provided for a return of a portion of the convertible preferred stock transferred to the Company in consideration of the license in the event that revenues generated by Kyrus from the software did not reach agreed upon levels. In this lawsuit, Kyrus claims that revenues from the software did not meet the minimum levels agreed upon and that Kyrus is therefore entitled to a return of the convertible preferred stock having a fair value of $4.5 million at the time Kyrus licensed the software from the Company. The Company has not recorded the convertible preferred stock subject to the contingency in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000. Therefore, in the event the Company is required to return the preferred stock to Kyrus, the return will not impact the Company's financial position or results of operations. This litigation is currently pending in the Court of Common Pleas for Greenville County, South Carolina. This lawsuit is in the very early stages and formal discovery has not yet begun. The Company intends to vigorously defend this lawsuit.

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

The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company's financial position or results of operations.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                   (Unaudited)

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Sykes presents data in the Condensed Consolidated Statements of Changes in Shareholders' Equity in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting of comprehensive income and its components. Total comprehensive income was approximately $0.7 million and $2.9 million for the three months ended March 31, 2001 and 2000, respectively.

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

The major components of restructuring and other charges established during the second and fourth quarters of 2000 are as follows (in thousands):

                                                     Restructuring     Other         Total
                                                     -------------     -----         -----
             Severance and related costs ..........     $ 1,614       $ 2,360       $ 3,974
             Lease termination costs ..............       1,765         3,639         5,404
             Write-down of property and equipment..      14,088           103        14,191
             Write-down of intangible assets ......       6,086            --         6,086
             Other ................................         813            --           813
                                                        -------       -------       -------

                                                        $24,366       $ 6,102       $30,468
                                                        =======       =======       =======

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                   (Unaudited)

NOTE 5 - RESTRUCTURING AND OTHER CHARGES (continued)

A summary of the restructuring and other charges activity for the three months ended March 31, 2001 (none for the comparable period in 2000), is as follows (in thousands):

                                                        Restructuring      Other          Total
                                                        -------------      -----          -----
             Balance remaining as of January 1, 2001..     $ 2,708        $ 2,360        $ 5,068
             Reduction in workforce cash outflows ....        (328)          (121)          (449)
             Lease termination cash payments .........        (201)            --           (201)
             Other cash outflows .....................        (109)            --           (109)
                                                           -------        -------        -------

             Balance remaining at March 31, 2001 .....     $ 2,070        $ 2,239        $ 4,309
                                                           =======        =======        =======

NOTE 6 - INCOME TAXES

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

NOTE 7 - EARNINGS PER SHARE

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

The number of shares used in the earnings per share computation are as follows (in thousands):

                                                                              THREE MONTHS ENDED
                                                                              ------------------
                                                                            MARCH 31,    MARCH 31,
                                                                              2001         2000
                                                                              ----         ----
             Basic:
                  Weighted average common shares outstanding ...........     40,137       42,606

             Diluted:
                Dilutive effect of stock options .......................        114          296
                                                                             ------       ------
                     Total weighted average diluted shares outstanding..     40,251       42,902
                                                                             ======       ======

NOTE 8 - STOCK OPTIONS

The Company's 2001 Equity Incentive Plan (the "2001 Plan") was adopted by the Company's Board of Directors on March 15, 2001 and approved by the Company's shareholders on April 26, 2001. The 2001 Plan permits the granting of options, stock appreciation rights and other stock-based awards to purchase up to 7.0 million shares of the Company's common stock to eligible employees and certain non-employees, who provide services to the Company, at not less than the fair value at the time the options, stock appreciation rights and other stock-based awards are granted. The term of the options, stock appreciation rights and other stock-based awards granted under the 2001 Plan cannot exceed a period of ten years from the date of grant. No options, stock appreciation rights or other stock-based awards granted under the 2001 Plan are outstanding as of March 31, 2001.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                   (Unaudited)

NOTE 8 - STOCK OPTIONS (continued)

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

NOTE 9 - SEGMENT REPORTING AND MAJOR CLIENT

The Company has two reportable segments entitled Business Services and Business Solutions. The Business Services group is comprised of the Company's technical and customer support and distribution and fulfillment businesses. The Business Solutions group provides professional services in e-commerce and customer relationship management (CRM) with a focus on businesses strategy development, project management, business process redesign, change management, knowledge management, education, training and web development. There has been no change in the basis of the Company's segmentation or in the measurement of segment profit as compared with the Annual Report on Form 10-K/A for the year ended December 31, 2000.

 Information about the Company's reportable segments for the first quarter of 2001 compared to the first quarter of 2000 is as follows (in thousands):

                                                                                                                  Consolidated
  Three Months Ended March 31, 2001:               Business Services   Business Solutions          Other             Total
                                                   -----------------   ------------------          -----             -----
  Revenue .....................................       $ 130,393           $  10,028           $           --       $ 140,421
  Depreciation and amortization ...............           8,831                  93                       --           8,924

  Income (loss) from operations ...............       $   9,262           $    (800)          $           --       $   8,462
  Other income (expense) ......................                                                         (360)           (360)
  Provision for income taxes ..................                                                       (3,079)         (3,079)
                                                                                                                   ---------
  Net income ..................................                                                                    $   5,023
                                                                                                                   =========

  Three Months Ended March 31, 2000 (restated):
  Revenue .....................................       $ 149,375(1)        $  13,335(2)        $           --       $ 162,710
  Depreciation and amortization ...............           9,175                 208                       --           9,383

  Income from operations ......................       $  13,395           $     530           $           --       $  13,925
  Other income (expense) ......................                                                       (1,237)         (1,237)
  Provision for income taxes ..................                                                       (4,923)         (4,923)
  Cumulative effect of change in accounting
     principle ................................                                                         (919)           (919)
                                                                                                                   ---------
  Net income ..................................                                                                    $   6,846
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

INDEPENDENT ACCOUNTANTS' REPORT
To the Board of Directors and Shareholders of Sykes Enterprises, Incorporated


We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the "Company") as of March 31, 2001, and the related condensed consolidated statements of operations, changes in shareholders' equity, and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

As discussed in Note 1, the March 31, 2001 consolidated financial statements have been restated.


/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida
April 23, 2001
  (July 30, 2001 as to Note 1)

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and in the Sykes Enterprises, Incorporated (the "Company") Annual Report on Form 10-K/A for the year ended December 31, 2000 filed with the Securities and Exchange Commission. Subsequent to the issuance of its condensed consolidated financial statements for the three months ended March 31, 2001, the Company revised its method of accounting for excess cash grants. As a result, the condensed consolidated statement of income for the three months ended March 31, 2000 and the condensed consolidated balance sheets as of March 31, 2001 and December 31, 2000 have been restated from the amounts previously reported. The effects of the restatement are presented in Note 1 to the condensed consolidated financial statements and have been reflected herein.

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

Net cash flows provided by operating activities for the three months ended March 31, 2001 was $16.3 million compared to $19.1 million for the comparable period in 2000. The $2.8 million decrease in net cash flows provided by operating activities was due to a decrease in net income of $1.8 million, a net increase in non-cash expenses of $0.9 million and a net decrease in assets and liabilities of $1.9 million. This net decrease in assets and liabilities of $1.9 million was principally due to a decrease in deferred revenue of $18.7 million, primarily related to revenue from diagnostic software, and a decrease in accounts payable and other accrued accounts of $18.4 million offset by a $35.2 million decrease in receivables. This decrease in receivables included an $8.8 million decrease in SHPS' receivables, a previously wholly owned subsidiary of the Company, which was sold in June 2000, and a $26.4 million decrease in receivables primarily due to increased collection efforts.

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

FLUCTUATIONS IN QUARTERLY RESULTS

For the year ended December 31, 2000, quarterly revenues as a percentage of total annual revenues were approximately 27%, 26%, 23% and 24%, respectively, for the first through fourth quarters of the year. The Company has experienced and anticipates that in the future it will continue to experience variations in quarterly revenues. The variations are due to the timing of new contracts and renewal of existing contracts, the timing of the expenses incurred to support new business, the timing and frequency of client spending for e-commerce and e-business activities, non-U.S. currency fluctuations, and the seasonal pattern of technical and customer support, and fulfillment and distribution services.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                                   FORM 10-Q/A
                      FOR THE QUARTER ENDED MARCH 31, 2001


PART II - OTHER INFORMATION.

ITEM 1 - LEGAL PROCEEDINGS.

Reference is made to Part I, Item 3 "Legal Proceedings" of the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2000. Since August 14, 2001, the Company has not been named as a defendant in any action, which, to the best of the Company's knowledge, could have a material adverse effect on the financial condition or results of operations of the Company other than the actions described below.

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

B.  Other Litigation.

The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company's financial position or results of operations.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                                   FORM 10-Q/A
                      FOR THE QUARTER ENDED MARCH 31, 2001

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         a.       The Annual Meeting of Shareholders was held on April 26, 2001.

         b. The following members of the Board of Directors were elected to serve until the 2004 Annual Meeting and until their successors are elected and qualified:

                                                        For                   Against                   Abstained
                                                        ---                   -------                   ---------
      H. Parks Helms                                36,403,399                   --                      792,715
      Adelaide A. (Alex) Sink                       36,405,399                   --                      790,715
      Linda F. McClintock-Greco, M.D.               36,402,199                   --                      793,915

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


                  The following members of the Board of Directors whose term of office as a director continued after the meeting:

         John H. Sykes                      Ernest J. Milani
         Furman P. Bodenheimer, Jr.         Iain A. Macdonald
         Gordon H. Loetz

         c.       The following matters were voted upon at the Annual Meeting of
                  Shareholders:

         d. The proposal to approve the adoption of the Company's 2001 Equity Incentive Plan was approved as follows:

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

         d.       Not applicable.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                                   FORM 10-Q/A
                      FOR THE QUARTER ENDED MARCH 31, 2001


ITEM 5 - OTHER INFORMATION.

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

The following documents are filed as an exhibit to this Report:

     10.12      Amended and Restated 1996 Non-Employee Director Stock Option
                Plan (1)

     10.32      2001 Equity Incentive Plan (1)

     15         Letter regarding unaudited interim financial information


(1) Filed as an Exhibit to the Registrant's Form 10-Q dated March 31, 2001, and incorporated herein by reference.


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

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                                   FORM 10-Q/A
                      FOR THE QUARTER ENDED MARCH 31, 2001


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            SYKES ENTERPRISES, INCORPORATED
                            (Registrant)



Date:   August 14, 2001     By: /s/ W. Michael Kipphut
-----------------------     ----------------------------------------------------
                                    W. Michael Kipphut
                                    Senior Vice President and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting Officer)

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                                   FORM 10-Q/A
                      FOR THE QUARTER ENDED MARCH 31, 2001


                                  EXHIBIT INDEX


         Exhibit
         Number
         ------
     10.12            Amended and Restated 1996 Non-Employee Director Stock
                      Option Plan (1)

     10.32            2001 Equity Incentive Plan (1)

     15               Letter regarding unaudited interim financial information



(1) Filed as an Exhibit to the Registrant's Form 10-Q dated March 31, 2001, and incorporated herein by reference.