Form 10-Q
period 2001-06-30
SYKES ENTERPRISES INC
filed 2001-08-14
CIK 1010612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

         ----------------------------------  to --------------------------------

         Commission File No.                    0-28274
                            ----------------------------------------------------


                         SYKES ENTERPRISES, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Florida                                            56-1383460
-------------------------------                         ------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)

               100 North Tampa Street, Suite 3900, Tampa, FL 33602
--------------------------------------------------------------------------------

Registrant's telephone number, including area code:      (813) 274-1000
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

 As of August 8, 2001, there were 40,179,879 shares of common stock outstanding.


                                  Page 1 of 72
                      The Exhibit Index Appears on Page 26

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS' REPORT.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                               JUNE 30,        DECEMBER 31,
                                                                                2001              2000
                                                                              ---------        ------------
                                                                                                 Restated
                                                                                               (See Note 1)
ASSETS
Current assets
  Cash and cash equivalents ..........................................        $  41,883         $  30,141
  Receivables ........................................................           97,394           135,609
  Prepaid expenses and other current assets ..........................           18,036            17,679
                                                                              ---------         ---------
    Total current assets .............................................          157,313           183,429

Property and equipment, net ..........................................          150,956           151,842
Intangible assets, net ...............................................            7,986             8,861
Deferred charges and other assets ....................................           15,406            13,822
                                                                              ---------         ---------
                                                                              $ 331,661         $ 357,954
                                                                              =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current installments of long-term debt .............................        $      37         $     100
  Accounts payable ...................................................           17,522            34,636
  Income taxes payable ...............................................            1,179             5,502
  Accrued employee compensation and benefits .........................           30,134            32,746
  Other accrued expenses and current liabilities .....................           15,048            17,481
                                                                              ---------         ---------
    Total current liabilities ........................................           63,920            90,465

Long-term debt .......................................................               --             8,759
Deferred grants ......................................................           41,129            31,758
Deferred revenue .....................................................           28,441            31,072
Other long-term liabilities...........................................               71                 8
                                                                              ---------         ---------
    Total liabilities ................................................          133,561           162,062
                                                                              ---------         ---------
Contingencies

Shareholders' equity
  Preferred stock, $0.01 par value, 10,000 shares
    authorized; no shares issued and outstanding .....................               --                --
  Common stock, $0.01 par value, 200,000 shares authorized;
    43,154 and 43,084 issued .........................................              431               431
  Additional paid-in capital .........................................          159,992           159,696
  Retained earnings ..................................................           98,480            90,430
  Accumulated other comprehensive income (loss) ......................          (20,220)          (14,082)
                                                                              ---------         ---------
                                                                                238,683           236,475
  Treasury stock at cost; 2,981 shares ...............................          (40,583)          (40,583)
                                                                              ---------         ---------
    Total shareholders' equity .......................................          198,100           195,892
                                                                              ---------         ---------
                                                                              $ 331,661         $ 357,954
                                                                              =========         =========


     See accompanying notes to condensed consolidated financial statements.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                                   (Unaudited)

                                                                      (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                                            THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                               2001             2000              2001             2000
                                                            ---------        ---------         ---------        -----------
                                                                                                                  Restated
                                                                                                                (See Note 1)
Revenues ...........................................        $ 123,252        $ 155,798         $ 263,673         $ 318,508
                                                            ---------        ---------         ---------         ---------
Operating expenses:
  Direct salaries and related costs ................           78,413           98,422           167,125           200,293
  General and administrative .......................           40,193           47,787            83,440            94,701
  Compensation expense associated with exercise
    of options .....................................               --            7,836                --             7,836
  Restructuring and other charges ..................               --            9,640                --             9,640
                                                            ---------        ---------         ---------         ---------
    Total operating expenses .......................          118,606          163,685           250,565           312,470
                                                            ---------        ---------         ---------         ---------

Income (loss) from operations ......................            4,646           (7,887)           13,108             6,038
                                                            ---------        ---------         ---------         ---------

Other income (expense):
  Interest, net ....................................              111           (1,093)              132            (2,328)
  Gain on sale of equity interest in SHPS ..........               --           84,036                --            84,036
  Other ............................................               47              133              (334)              131
                                                            ---------        ---------         ---------         ---------
    Total other income (expense) ...................              158           83,076              (202)           81,839
                                                            ---------        ---------         ---------         ---------
Income before provision for income taxes and
  cumulative effect of change in accounting
  principle ........................................            4,804           75,189            12,906            87,877
Provision for income taxes .........................            1,777           21,693             4,856            26,616
                                                            ---------        ---------         ---------         ---------
Income before cumulative effect of change in
  accounting principle .............................            3,027           53,496             8,050            61,261
Cumulative effect of change in accounting
  principle, net of income taxes of $580 ...........               --               --                --              (919)
                                                            ---------        ---------         ---------         ---------

Net income .........................................        $   3,027        $  53,496         $   8,050         $  60,342
                                                            =========        =========         =========         =========
Net income per basic share:
  Income before cumulative effect of change in
    accounting principle ...........................        $    0.08        $    1.27         $    0.20         $    1.45
  Cumulative effect of change in accounting
    principle ......................................               --               --                --             (0.02)
                                                            ---------        ---------         ---------         ---------
  Net income per basic share .......................        $    0.08        $    1.27         $    0.20         $    1.43
                                                            =========        =========         =========         =========
Total weighted average basic shares ................           40,164           42,031            40,156            42,319
                                                            =========        =========         =========         =========

Net income per diluted share:
  Income before cumulative effect of change in
    accounting principle ...........................        $    0.07        $    1.27         $    0.20         $    1.44
  Cumulative effect of change in accounting
    principle ......................................               --               --                --             (0.02)
                                                            ---------        ---------         ---------         ---------
  Net income per diluted share .....................        $    0.07        $    1.27         $    0.20         $    1.42
                                                            =========        =========         =========         =========
Total weighted average diluted shares ..............           40,463           42,098            40,370            42,522
                                                            =========        =========         =========         =========


     See accompanying notes to condensed consolidated financial statements.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY SIX MONTHS ENDED JUNE 30, 2000, SIX MONTHS ENDED DECEMBER 31, 2000 AND
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

                                                                                           Accumulated
                                        Common      Common     Additional                     Other
                                        Stock       Stock       Paid-in       Retained     Comprehensive   Treasury
(in thousands)                          Shares      Amount       Capital      Earnings     Income (Loss)    Stock        Total
                                       --------     -------    ----------     ---------    -------------   ---------    ---------
Balance at January 1, 2000 (restated)    42,734     $   427     $ 155,023     $  43,643      $  (5,860)    $     --    $ 193,233

Issuance of common stock                    302           3         2,853            --             --           --        2,856

Purchase of treasury stock                   --          --            --            --             --      (16,199)     (16,199)

Net income for the six months
   ended June 30, 2000 (restated)            --          --            --        60,342             --           --       60,342
Foreign currency translation
   adjustment                                --          --            --            --         (7,895)          --       (7,895)
                                                                                                                       ---------
Comprehensive income (restated)                                                                                           52,447
                                       --------     -------     ---------     ---------      ---------    ---------    ---------
Balance at June 30, 2000
   (restated)                            43,036         430       157,876       103,985        (13,755)     (16,199)     232,337

Issuance of common stock                     48           1           355            --             --           --          356

Purchase of treasury stock                   --          --            --            --             --      (24,384)     (24,384)

Tax-effect of non-qualified
  exercise of stock options                  --          --         1,465            --             --           --        1,465


Net loss for the six months
   ended December 31, 2000                   --          --            --       (13,555)            --           --      (13,555)
Foreign currency translation
   adjustment                                --          --            --            --           (327)          --         (327)
                                                                                                                       ---------
Comprehensive loss                                                                                                       (13,882)
                                       --------     -------     ---------     ---------      ---------    ---------    ---------
Balance at December 31, 2000
   (restated)                            43,084         431       159,696        90,430        (14,082)     (40,583)     195,892

Issuance of common stock                     70          --           296            --             --           --          296

Net income for the six months
   ended June 30, 2001                       --          --            --         8,050             --           --        8,050
Foreign currency translation
   adjustment                                --          --            --            --         (6,138)          --       (6,138)
                                                                                                                       ---------
Comprehensive income
                                                                                                                           1,912
                                       --------     -------     ---------     ---------      ---------    ---------    ---------

Balance at June 30, 2001                 43,154     $   431     $ 159,992     $  98,480      $ (20,220)   $ (40,583)   $ 198,100
                                       ========     =======     =========     =========      =========    =========    =========


     See accompanying notes to condensed consolidated financial statements.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                                   (Unaudited)
(in thousands)

                                                                            2001              2000
                                                                         ----------        ------------
                                                                                            Restated
                                                                                           (See Note 1)
Cash flows from operating activities:
   Net income ...................................................        $    8,050         $   60,342
   Depreciation and amortization ................................            18,285             19,327
   Cumulative effect of accounting change, net of tax ...........                --                919
   Gain on sale of equity interest in SHPS ......................                --            (84,036)
   Deferred income tax (benefit) provision ......................              (525)               125
   Loss on disposal of property and equipment ...................               271                 --
   Changes in assets and liabilities:
     Receivables ................................................            31,844            (19,819)
     Prepaid expenses and other current assets ..................              (724)            (2,902)
     Deferred charges and other assets ..........................              (374)              (200)
     Accounts payable ...........................................           (14,886)            (5,724)
     Income taxes payable .......................................            (1,034)            20,727
     Accrued employee compensation and benefits .................            (1,534)             6,857
     Customer deposits, net of restricted cash ..................                --              2,653
     Other accrued expenses and current liabilities .............            (2,820)             9,430
     Deferred revenue ...........................................            (2,384)            23,605
     Other long-term liabilities ................................              (751)            (1,385)
                                                                         ----------         ----------
     Net cash provided by operating activities ..................            33,418             29,919
                                                                         ----------         ----------
Cash flows from investing activities:
   Capital expenditures .........................................           (19,925)           (34,055)
   Proceeds from sale of property and equipment .................                19                 --
   Proceeds from sale of equity interest in SHPS ................                --            159,776
                                                                         ----------         ----------
      Net cash provided by (used for) investing activities ......           (19,906)           125,721
                                                                         ----------         ----------

Cash flows from financing activities:
   Paydowns under revolving line of credit agreements ...........           (13,347)          (140,500)
   Borrowings under revolving line of credit agreements .........            13,336             68,236
   Payments of long-term debt ...................................            (8,352)            (1,088)
   Borrowings under long-term debt ..............................                --                387
   Proceeds from issuance of stock ..............................               296              2,856
   Purchase of treasury stock ...................................                --            (16,199)
   Proceeds from grants .........................................             9,071              4,020
                                                                         ----------         ----------
      Net cash provided by (used for) financing activities ......             1,004            (82,288)
                                                                         ----------         ----------
Effect of exchange rates on cash ................................            (2,774)            (7,895)
                                                                         ----------         ----------
Net increase in cash and cash equivalents .......................            11,742             65,457
Cash and cash equivalents - beginning ...........................            30,141             31,001
                                                                         ----------         ----------
Cash and cash equivalents - ending ..............................        $   41,883         $   96,458
                                                                         ==========         ==========
Supplemental disclosures of cash flow information
    Cash paid during the period for:
         Interest ...............................................        $      584         $    2,127
         Income Taxes ...........................................        $    2,859         $    8,565


     See accompanying notes to condensed consolidated financial statements.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                                   (Unaudited)


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

During the fourth quarter of 2000, the Company adopted retroactive to January 1, 2000, Staff Accounting Bulletin No. 101, " Revenue Recognition in Financial Statements" ("SAB 101"), which resulted in a cumulative effect of change in accounting principle. The cumulative effect of the change related to prior years resulted in a charge to income of $2.1 million (net of income taxes of $1.3 million), or $0.05 per diluted share, which was deducted from income for the year ended December 31, 2000. In adopting SAB 101, the Company had modified its accounting treatment for the recognition of revenue as it related to, among other things, the accounting for cash grants received in excess of building costs for the development of new technical and customer support centers which represented approximately $1.2 million (net of income taxes of $0.7 million) of the cumulative effect of the $2.1 million change, or $0.03 per diluted share. Prior to the adoption of SAB 101, the Company recognized the excess of cash grants received over the costs of construction of the related facility ("excess cash grants") as a reduction of general and administrative costs commencing on the date the funds were placed in escrow and construction of the facility began. In connection with the adoption of SAB 101, the Company changed its method of accounting for excess cash grants to delay their recognition until the funds were released from escrow and construction of the facility was complete, at which time they were recognized as a reduction of salaries and other direct costs related to training of personnel at the facility involved.

Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2000, the Company determined that the excess cash grants should not be offset against direct salaries and related costs to the extent training costs were incurred and recognized at the time the funds were released from escrow and construction of the facility was complete. Instead the excess cash grants should have been deferred and recognized as a reduction of depreciation expense over the weighted average useful life of the equipment utilized at a new facility (which generally approximates five years) with the amortization beginning when construction of the facility is complete and the facility is occupied.

Accordingly, the Company reversed the portion of the cumulative effect of change in accounting principle related to the excess cash grants of $1.2 million (net of income taxes of $0.7 million), or $0.03 per diluted share, previously recorded by the Company as of January 1, 2000. As a result, the accompanying condensed consolidated financial statements for the six months ended June 30, 2000 and the condensed consolidated balance sheet as of December 31, 2000 have been restated from the amounts previously reported.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                                   (Unaudited)


NOTE 1 - RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the significant effects of the restatement is as follows:

         Condensed Consolidated Statement of Income:                   AS
         SIX MONTHS ENDED JUNE 30, 2000:                           PREVIOUSLY             AS
         In thousands (except per share amounts)                    REPORTED           RESTATED
                                                                   ----------         ----------
         Revenues .........................................        $  318,508         $  318,508
         Operating expenses ...............................          (312,470)          (312,470)
         Income from operations ...........................        $    6,038         $    6,038
         Income before cumulative effect of change in
           accounting principle ...........................        $   61,261         $   61,261
         Cumulative effect of change in
           accounting principle ...........................        $   (2,068)        $     (919)
         Net income .......................................        $   59,193         $   60,342
         Net income per basic share .......................        $     1.40         $     1.43
         Net income per diluted share .....................        $     1.39         $     1.42

         Condensed Consolidated Balance Sheet Data:
         AS OF DECEMBER 31, 2000:
         In thousands

         Deferred charges and other assets ................        $   13,212         $   13,822
         Total assets .....................................        $  357,344         $  357,954
         Deferred grants ..................................        $   30,143         $   31,758
         Retained earnings ................................        $   91,435         $   90,430
         Shareholders' equity .............................        $  196,897         $  195,892

NOTE 2 - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2001. For further information, refer to the restated consolidated financial statements and notes thereto, included in the Company's Form 10-K/A for the year ended December 31, 2000 as filed with the SEC.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                                   (Unaudited)

NOTE 2 - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS (continued)

ACCOUNTING CHANGE FOR REVENUE RECOGNITION - During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Based on criteria established by SAB 101, adopted retroactive to January 1, 2000, the Company modified its accounting treatment for the recognition of revenue as it related to contract services. Revenues, in certain limited situations, that were recognized as services were performed and as the related fees became collectible under agreements between the Company and its customers are deferred until either a final contract or purchase order has been fully executed.

The cumulative effect of the change on prior years resulted in a charge to income of $0.9 million (net of income taxes of $0.6 million), or $0.02 per diluted share, which has been deducted in the determination of net income for the six months ended June 30, 2000. The effect of this change for the six months ended June 30, 2000 was to increase income before cumulative effect of the change in accounting principle by $0.9 million or $0.02 per diluted share.

The cumulative effect adjustment of $0.9 million (net of income taxes of $0.6 million) as of January 1, 2000 was recognized in income during the three-month period ended in March 31, 2000.

DEFERRED GRANTS - Recognition of income associated with grants of land and the acquisition of property, buildings and equipment is deferred until after the completion and occupancy of the building and title has passed to the Company and the funds have been released from escrow. The deferred amounts for both land and building are amortized and recognized as a reduction of depreciation expense included within general and administrative costs over the corresponding useful lives of the related assets. Any excess amounts over the cost of the building are allocated to the cost of equipment and, only after the grants are released from escrow, recognized as a reduction of depreciation expense over the weighted average useful life of the related equipment, which approximates five years. Amortization of the deferred grants that is included in income for the three months ended June 30, 2001 and 2000 was $0.1 million and $0.5 million, respectively, and for the six months ended June 30, 2001 and 2000 was $0.7 million and $1.1 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS - Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001, and the adoption of SFAS No. 133 had no impact on the financial position, results of operations, or cash flows of the Company.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which is effective for transfers after March 31, 2001. This statement is effective for disclosures about securitizations and collateral transactions and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. The adoption of SFAS No. 140 had no impact on the financial position, results of operations, or cash flows of the Company.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                                   (Unaudited)

NOTE 2 - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which is effective for the Company on January 1, 2002. The Company has not evaluated the effect, if any, that the adoption of SFAS No. 142 will have on the Company's consolidated financial statements.

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

The Company is also aware of a lawsuit filed by Kyrus that asserts functionality issues associated with software that Kyrus had licensed from the Company. At the time of the software license, the Company and Kyrus entered into an agreement which provided for a return of a portion of the convertible preferred stock transferred to the Company in consideration of the license in the event that revenues generated by Kyrus from the software did not reach agreed upon levels. In this lawsuit, Kyrus claims it incurred significant expenses due to the failure of the software to function properly and is entitled to reimbursement of these expenses. Kyrus also claims that revenues from the software did not meet the minimum levels agreed upon and that Kyrus is therefore entitled to a return of the convertible preferred stock having a fair value of $4.5 million at the time Kyrus licensed the software from the Company. The Company has not recorded the convertible preferred stock subject to the contingency in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000. Therefore, in the event the Company is required to return the preferred stock to Kyrus, the return will not impact the Company's financial position or results of operations. This litigation is currently pending in the Court of Common Pleas for Greenville County, South Carolina. The Company intends to vigorously defend this lawsuit.

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

The Company from time to time is involved in other legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company's financial position or results of operations.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                                   (Unaudited)

NOTE 3 - CONTINGENCIES (continued)

A lease agreement, relating to the Company's customer support center in Ireland, contains a cancellation clause which requires the Company, in the event of cancellation, to restore the facility to its original state at an estimated cost of $285 thousand as of June 30, 2001 and pay a cancellation fee of $378 thousand, which approximates the annual rental payments under the lease agreement. In addition, under certain circumstances (including cancellation of the lease and cessation of the support center's operations in the facility), the Company is contingently liable until June 16, 2005 to repay any proceeds received in association with the facility's grant agreement. As of June 30, 2001, the grant proceeds subject to repayment totaled $1.2 million. As of June 30, 2001, the Company had no plans to cancel this lease agreement.

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Sykes presents data in the Condensed Consolidated Statements of Changes in Shareholders' Equity in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting of comprehensive income and its components. Total comprehensive income was $1.2 million and $50.8 million for the three months ended June 30, 2001 and 2000, respectively, and $1.9 million and $52.5 million for the six months ended June 30, 2001 and 2000, respectively.

Earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for United States federal and state income taxes on those earnings or translation adjustments has been provided.

NOTE 5 - RESTRUCTURING AND OTHER CHARGES

The Company recorded restructuring and other charges during the second and fourth quarters of 2000 totaling $30.5 million. Related to the second quarter restructuring and other charges totaling $9.6 million, the Company consolidated several European and one U.S. distribution and fulfillment center and closed or consolidated six professional services offices. Included in the second quarter 2000 restructuring and other charges is a $3.5 million lease termination payment related to the corporate aircraft. As a result of the second quarter restructuring, the Company reduced the number of employees by 157 during 2000 and satisfied the remaining lease obligations related to the closed facilities during 2001.

The Company also announced, after a comprehensive review of operations, its decision to exit certain non-core lower margin businesses to reduce costs, improve operating efficiencies and focus on its core competencies of technical support, customer service and consulting solutions. As a result, the Company recorded $20.9 million in restructuring and other charges during the fourth quarter of 2000 related to the closure of its U.S. fulfillment and distribution operations, the consolidation of its Tampa, Florida technical support center and the exit of its worldwide localization operations. Included in the fourth quarter 2000 restructuring and other charges is a $2.4 million severance payment related to the employment contract of the Company's former President. In connection with the fourth quarter restructuring, the Company reduced the number of employees by 245 during the first half of 2001 and expects the remaining lease obligations related to the closed facilities to be completed by December 2001.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                                   (Unaudited)

NOTE 5 - RESTRUCTURING AND OTHER CHARGES (continued)

The major components of restructuring and other charges established during the second and fourth quarters of 2000 are as follows (in thousands):

                                                              Restructuring      Other          Total
                                                              -------------     -------        -------
                  Severance and related costs ...........        $ 1,614         $ 2,360         $ 3,974
                  Lease termination costs ...............          1,765           3,639           5,404
                  Write-down of property and equipment ..         14,088             103          14,191
                  Write-down of intangible assets .......          6,086              --           6,086
                  Other .................................            813              --             813
                                                                 -------         -------         -------

                                                                 $24,366         $ 6,102         $30,468
                                                                 =======         =======         =======

A summary of the restructuring and other charges activity for the three and six months ended June 30, 2001 (none for the comparable period in 2000), is as follows (in thousands):

                                                              Restructuring      Other          Total
                                                              -------------     -------        -------

         Three months ended June 30, 2001:
         Balance remaining as of April 1, 2001 ..........        $ 2,070         $ 2,239         $ 4,309
         Reduction in workforce cash outflows ............          (220)           (550)           (770)
         Lease termination cash payments ................           (110)             --            (110)
         Other cash outflows ............................           (822)             --            (822)
                                                                 -------         -------         -------

         Balance remaining at June 30, 2001 .............        $   918         $ 1,689         $ 2,607
                                                                 =======         =======         =======
         Six months ended June 30, 2001:
         Balance remaining as of January 1, 2001 ........        $ 2,708         $ 2,360         $ 5,068
         Reduction in workforce cash outflows ...........           (548)           (671)         (1,219)
         Lease termination cash payments ................           (311)             --            (311)
         Other cash outflows ............................           (931)             --            (931)
                                                                 -------         -------         -------

         Balance remaining at June 30, 2001 .............        $   918         $ 1,689         $ 2,607
                                                                 =======         =======         =======

NOTE 6 - LONG TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                                    June 30, 2001   Dec. 31, 2000
                                                                                    -------------   -------------
         Syndicated credit facility, $100.0 million maximum, due February
         2003, interest payable quarterly, the facility is guaranteed by
         a pledge of 66% of common stock of certain subsidiaries ..................     $   --         $    --

         Syndicated multi-currency credit facility, $15.0 million maximum, due February 2002, interest payable in accordance with the terms of the individual promissory notes outstanding; the facility is guaranteed by
         a pledge of 66% of common stock of certain subsidiaries ..................         --           8,759

         Notes payable and capital leases, principal and interest payable in monthly installments through June 2002, interest at varying
         rates up to prime plus 1 percent, collateralized by certain equipment ....         37             100
                                                                                        ------         -------
         Total debt ...............................................................         37           8,859
         Less current portion .....................................................         37             100
                                                                                        ------         -------
         Long-term debt ...........................................................     $   --         $ 8,759
                                                                                        ======         =======

Principal maturities of total debt as of June 30, 2001 are as follows (in thousands):

                                       Total
                    YEAR              Amount
                                      ------
                    2001..........    $    37
                                      -------
                                      $    37
                                      =======

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                                   (Unaudited)


NOTE 6 - LONG TERM DEBT (continued)

On June 22, 2001, the Company amended and restated its existing syndicated credit facility with a syndicate of lenders (the "Amended Credit Facility"). Pursuant to the terms of the Amended Credit Facility, the amount of the Company's revolving credit facility is $100.0 million (previously $150.0 million). The $100.0 million Amended Credit Facility includes a $10.0 million swingline loan to be used for working capital purposes. In addition, the Company amended and restated its $15.0 million multi-currency credit facility ("Multi-Currency Facility") that provides for multi-currency lending. Borrowings under the Amended Credit Facility bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to 0.50% or (b) a Euro rate plus an applicable margin of up to 2.25%. Borrowings under the $10.0 million swingline loan bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to 0.25% or (b) a Quoted Rate for swingline loans. Borrowings under the $15.0 million Multi-Currency Facility bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to 0.50% or (b) a quoted Euro rate for swingline loans. The Company paid aggregate financing fees of approximately $0.3 million, which have been deferred and are being amortized over the term of the Amended Credit Facility and Multi-Currency Facility. In addition, a commitment fee up to 0.40% will be charged on the unused portion of the Amended Credit Facility on a quarterly basis. The Amended Credit Facility matures on February 28, 2003, and the Multi-Currency Facility matures on February 28, 2002. Borrowings under the Amended Credit Facility are guaranteed by certain of the Company's subsidiaries as evidenced by a pledge of 66% of the respective subsidiary's common stock. Under the terms of the Amended Credit Facility and Multi-Currency Facility, the Company is required to maintain certain financial ratios and other financial and non-financial conditions. The Amended Credit Facility and Multi-Currency Facility prohibit, without the consent of the syndicated lenders, the Company from incurring additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, acquisitions, capital expenditures, stock repurchases and cash dividends. At June 30, 2001, the Company was in compliance with all loan requirements.

NOTE 7 - INCOME TAXES

The Company's effective tax rate was 37.6% and 30.3% for the six months ended June 30, 2001 and 2000, respectively. The effective tax rate differs from the statutory federal income tax rate primarily due to the effects of foreign, state and local income taxes, foreign income not subject to federal and state income taxes, non-deductible intangibles and other permanent differences.

NOTE 8 - EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options using the treasury stock method.

The number of shares used in the earnings per share computation are as follows (in thousands):

                                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                      ---------------------     ---------------------
                                                                      JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                                        2001         2000         2001         2000
                                                                      --------     --------     --------     --------
Basic:
     Weighted average common shares outstanding .................       40,164       42,031       40,156       42,319

Diluted:
   Dilutive effect of stock options .............................          299           67          214          203
                                                                      --------     --------     --------     --------
        Total weighted average diluted shares outstanding .......       40,463       42,098       40,370       42,522
                                                                      ========     ========     ========     ========

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                                   (Unaudited)

NOTE 9 - STOCK OPTIONS

The Company's 2001 Equity Incentive Plan (the "2001 Plan") was adopted by the Company's Board of Directors on March 15, 2001 and approved by the Company's shareholders on April 26, 2001. The 2001 Plan permits the granting of options, stock appreciation rights and other stock-based awards to purchase up to 7.0 million shares of the Company's common stock to eligible employees and certain non-employees, who provide services to the Company, at not less than the fair value at the time the options, stock appreciation rights and other stock-based awards are granted. The term of the options, stock appreciation rights and other stock-based awards granted under the 2001 Plan cannot exceed a period of ten years from the date of grant. No stock appreciation rights or other stock-based awards granted under the 2001 Plan are outstanding as of June 30, 2001.

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

Transactions related to options granted under the 2001 Plan are summarized as follows:

                                                                               Weighted
                                                                               Average
                                                             Shares            Exercise
                                                         (in thousands)         Price
Outstanding at January 1, 2001  ..................                --         $       --
   Granted .......................................                55         $     8.94
   Exercised .....................................                --         $       --
   Expired or terminated .........................                --         $       --
                                                           ---------
Outstanding at June 30, 2001 .....................                55         $     8.94
                                                           =========
   Exercisable:  None

Options available for future grant ...............             6,945
                                                           =========


The following table further summarizes information about the 2001 Plan at June 30, 2001:

                                             Number          Weighted     Weighted       Number        Weighted
                                           Outstanding        Average      Average     Exercisable      Average
                      Range Of                 At            Remaining    Exercise          At          Exercise
                   Exercise Prices        June 30, 2001        Life         Price     June 30, 2001      Price
                --------------------    ----------------    -----------   ---------  --------------    --------
                                         (in thousands)                              (in thousands)

                     $ 5.75                      10            9.8         $  5.75              --        $  --
                     $ 5.98                       5            9.9         $  5.98              --        $  --
                     $10.11                      40            9.1         $ 10.11              --        $  --
                                           --------                                      ---------
                          Total                  55            9.1         $  8.94              --        $  --
                                           ========                                      =========

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                                   (Unaudited)

NOTE 10 - SEGMENT REPORTING AND MAJOR CLIENT

The Company has two reportable segments entitled Business Services and Business Solutions. The Business Services group is comprised of the Company's technical and customer support and distribution and fulfillment businesses. The Business Solutions group provides professional services in e-commerce, including IT staffing, and customer relationship management (CRM) with a focus on business strategy development, project management, business process redesign, change management, knowledge management, education, training and web development. There has been no change in the basis of the Company's segmentation or in the measurement of segment profit as compared with the Annual Report on Form 10-K/A for the year ended December 31, 2000.

Business Services' revenue includes $12.9 million or 10.5% of consolidated revenues and $27.1 million or 10.3% of consolidated revenues for the three and six months ended June 30, 2001, respectively, from a major provider of communications services. This compared to $4.8 million or 3.1% of consolidated revenues and $5.0 million or 1.6% of consolidated revenues for the three and six months ended June 30, 2000, respectively.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                                   (Unaudited)

NOTE 10 - SEGMENT REPORTING AND MAJOR CLIENT (continued)

Information about the Company's reportable segments for the three months and six months ended June 30, 2001 compared to the corresponding prior year periods is as follows (in thousands):

                                                   Business        Business                   Consolidated
  Three Months Ended June 30, 2001:                Services        Solutions      Other          Total
                                                   --------        ---------     --------     ------------
  Revenue ......................................   $ 113,380       $  9,872      $     --      $ 123,252
  Depreciation and amortization.................       9,259            102            --          9,361

  Income (loss) from operations.................   $   4,874       $   (228)     $     --      $   4,646
  Other income (expense)........................                                      158            158
  Provision for income taxes....................                                   (1,777)        (1,777)
                                                                                               ---------
  Net income....................................                                               $   3,027
                                                                                               =========

  Three Months Ended June 30, 2000:
  Revenue ......................................   $ 140,978(1)    $ 14,820(2)   $     --      $ 155,798
  Depreciation and amortization.................       9,716            228            --          9,944

  Income from operations before compensation
    expense associated with exercise of
    options and restructuring and
    other charges...............................   $   8,762(1)    $    827(2)   $     --      $   9,589
  Compensation expense associated with
    exercise of options.........................                                   (7,836)        (7,836)
  Restructuring and other charges...............                                   (9,640)        (9,640)
  Other income (expense)........................                                   83,076         83,076
  Provision for income taxes....................                                  (21,693)       (21,693)
                                                                                               ---------
  Net income....................................                                               $  53,496
                                                                                               =========


  Six Months Ended June 30, 2001:
  Revenue ......................................   $ 243,773       $ 19,900      $     --      $ 263,673
  Depreciation and amortization.................      18,090            195            --         18,285

  Income (loss) from operations.................   $  14,136       $ (1,028)     $     --      $  13,108
  Other income (expense)........................                                     (202)          (202)
  Provision for income taxes....................                                   (4,856)        (4,856)
                                                                                               ---------
  Net income....................................                                               $   8,050
                                                                                               =========

  Six Months Ended June 30, 2000 (restated):
  Revenue ......................................   $ 290,353(1)    $ 28,155(2)   $     --      $ 318,508
  Depreciation and amortization.................      18,891            436            --         19,327

  Income from operations before compensation
    expense associated with exercise of
    options and restructuring and other
    charges.....................................   $  22,157(1)    $  1,357(2)   $     --      $  23,514
  Compensation expense associated with
    exercise of options.........................                                   (7,836)        (7,836)
  Restructuring and other charges...............                                   (9,640)        (9,640)
  Other income (expense)........................                                   81,839         81,839
  Provision for income taxes....................                                  (26,616)       (26,616)
  Cumulative effect of change in accounting
     principle..................................                                     (919)          (919)
                                                                                               ---------
  Net income....................................                                               $  60,342
                                                                                               =========

(1) For the three and six months ended June 30, 2000, Business Services' revenue includes $25.1 million and $51.7 million, respectively, from SHPS, Incorporated, a previously wholly owned subsidiary of the Company, which was sold in June 2000, and U.S. fulfillment and distribution, a business in which the Company exited in connection with the fourth quarter 2000 restructuring. The Company continues to operate its European fulfillment and distribution business. Additionally, income from operations includes $0.6 million and $0.8 million for the three and six months ended June 30, 2000, respectively, from SHPS and U.S. fulfillment and distribution.

(2) For the three and six months ended June 30, 2000, Business Solutions' revenue includes $2.7 million and $5.2 million, respectively, from the Company's localization operations, a business in which the Company exited in connection with the fourth quarter 2000 restructuring. Additionally, income from operations includes a loss of $0.1 million and $0.1 million for the three and six months ended June 30, 2000, respectively, from localization.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Sykes Enterprises, Incorporated:

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the "Company") as of June 30, 2001, the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2001, and of changes in shareholders' equity and cash flows for the six-month period ended June 30, 2001. These financial statements are the responsibility of the Company's management.

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

Tampa, Florida
July 30, 2001

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and in the Sykes Enterprises, Incorporated (the "Company") Annual Report on Form 10-K/A for the year ended December 31, 2000 filed with the Securities and Exchange Commission. Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2000, the Company revised its method of accounting for excess cash grants. As a result, the condensed consolidated statement of income for the six months ended June 30, 2000 and the condensed consolidated balance sheet as of December 31, 2000 have been restated from the amounts previously reported. The effects of the restatement are presented in
Note 1 to the condensed consolidated financial statements and have been reflected herein.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Revenues

For the three months ended June 30, 2001, the Company recorded consolidated revenues of $123.3 million, a decrease of $32.5 million or 20.9%, from $155.8 million of consolidated revenues for the comparable period during 2000. Exclusive of SHPS, Incorporated ("SHPS"), in which 93.5% of the Company's ownership interest was sold on June 30, 2000, and exclusive of U.S. fulfillment and distribution and the Company's localization operations, from which the Company exited in connection with the fourth quarter 2000 restructuring, revenues decreased $4.7 million or 3.7% for the three months ended June 30, 2001, from $128.0 million for the comparable period during 2000. This decrease in revenue was the result of a $2.5 million or 2.2% decrease in Business Services' revenues, exclusive of SHPS and U.S. fulfillment and distribution operations, and a decrease of $2.2 million or 18.5% from Business Solutions' revenues, exclusive of the Company's localization operations.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Revenues (continued)

The decrease in Business Services' revenues for the three months ended June 30, 2001 was primarily attributable to a $3.5 million one-time licensing fee recorded during the comparable period in 2000 and a decrease in the Company's European fulfillment and distribution services revenues. The decrease in European fulfillment and distribution services revenue for the three months ended June 30, 2001 was primarily attributable to a reduction in business from several customers, including a dot.com client, who was undergoing financial restructuring.

The decrease in Business Solutions' revenues for the three months ended June 30, 2001, was primarily due to competitive pricing pressures and a decline in the demand for professional services, including IT staffing, from clients who have been affected by the economic slowdown and have reacted by delaying IT projects.

Direct Salaries and Related Costs

Direct salaries and related costs decreased $20.0 million or 20.3% to $78.4 million for the three months ended June 30, 2001, from $98.4 million in 2000. As a percentage of revenues (excluding the $3.5 million one-time licensing fee in 2000), direct salaries and related costs decreased to 63.6% in 2001 from 64.6% for the comparable period in 2000. The decrease in the dollar amount of direct salaries and related costs was primarily attributable to a $19.1 million decrease in direct salaries and related costs associated with SHPS, U.S. fulfillment and distribution and the Company's localization operations. As a percentage of revenues, direct salaries and related costs, exclusive of SHPS, U.S. fulfillment and distribution, the Company's localization operations and the $3.5 million one-time licensing fee in 2000, remained relatively flat at 63.6% in 2001 and 63.7% for the comparable period in 2000.

General and Administrative

General and administrative expenses decreased $7.6 million or 15.9% to $40.2 million for the three months ended June 30, 2001, from $47.8 million in 2000. As a percentage of revenues (excluding the $3.5 million one-time licensing fee in 2000), general and administrative expenses increased to 32.6% in 2001 from 31.4% for the comparable period in 2000. The decrease in the dollar amount of general and administrative expenses was primarily attributable to an $8.1 million decrease in general and administrative expenses associated with SHPS, U.S. fulfillment and distribution and the Company's localization operations. This decrease was offset by a $0.5 million increase in legal and professional fees, a $0.5 million increase in consulting fees and a $1.2 million increase in depreciation and amortization associated with facility and capital equipment expenditures incurred in connection with both technology infrastructure and the expansion of the Company's technical and customer support centers. As a percentage of revenues, general and administrative expenses, exclusive of SHPS, U.S. fulfillment and distribution, the Company's localization operations and the $3.5 million one-time licensing fee in 2000, increased to 32.6% in 2001 from 31.8% for the comparable period in 2000.

Compensation expense associated with the exercise of options was $7.8 million for the three months ended June 30, 2000. This charge related to payments made to certain SHPS option holders as part of the Company's sale of a 93.5% ownership interest in SHPS that occurred on June 30, 2000.

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

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Other Income and Expense

Interest and other income was $0.2 million for the three months ended June 30, 2001, compared to interest and other income of $83.1 million for the comparable 2000 period, inclusive of the gain on sale of SHPS of $84.0 million. The decrease in interest and other income was attributable to a decrease of $1.2 million in interest expense associated with a decrease in the Company's average outstanding debt position. The Company's average debt balance for the second quarter of 2001 was $0.1 million compared to $89.2 million for the second quarter of 2000. The decrease in the average debt balance is principally due to the repayment of debt from the proceeds generated from the sale of SHPS, offset by capital expenditures and the Company's repurchase of approximately 3.0 million shares of its common stock during 2000 that are being held as treasury shares.

On June 30, 2000, the Company sold 93.5% of its ownership interest in SHPS for $165.5 million cash. The sale of SHPS resulted in a gain for financial accounting purposes of $84.0 million ($59.9 million net of taxes).

Provision for Income Taxes

The provision for income taxes decreased $19.9 million to $1.8 million for the three months ended June 30, 2001 from $21.7 million for the comparable period in 2000. The decrease in the provision for income taxes was primarily attributable to the decrease in income for the three months ended June 30, 2001, as the comparable period in 2000 included the gain on sale of SHPS. The effective tax rate was 37.0% for the three months ended June 30, 2001 and 28.9% for the comparable 2000 period. The effective tax rate differs from the statutory federal income tax rate primarily due to the effects of foreign, state and local income taxes, foreign income not subject to federal and state income taxes, non-deductible intangibles and other permanent differences.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000 (AS RESTATED)

Revenues

For the six months ended June 30, 2001, the Company recorded consolidated revenues of $263.7 million, a decrease of $54.8 million or 17.2%, from $318.5 million of consolidated revenues for the comparable period during 2000. Exclusive of SHPS, in which 93.5% of the Company's ownership interest was sold on June 30, 2000, and exclusive of U.S. fulfillment and distribution and the Company's localization operations, from which the Company exited in connection with the fourth quarter 2000 restructuring, revenues increased $1.4 million or 1.0% for the six months ended June 30, 2001 to $263.0 million, from $261.6 million for the comparable period during 2000. This increase in revenue was the result of a $4.4 million or 1.8% increase in Business Services' revenues, exclusive of SHPS and U.S. fulfillment and distribution operations, offset by a decrease of $3.1 million or 13.2% from Business Solutions' revenues, exclusive of the Company's localization operations.

The increase in Business Services' revenues for the six months ended June 30, 2001 was primarily attributable to an increase in new and expanded contracts for technical and customer support services, highlighted by a further diversification into the communications market, partially offset by a decrease in the Company's European fulfillment and distribution services revenues and a $3.5 million one-time licensing fee recorded during the comparable period in 2000. The decrease in European fulfillment and distribution services revenue for the six months ended June 30, 2001 was primarily attributable to a reduction in business from several customers, including a dot.com client, who was undergoing financial restructuring.

The decrease in Business Solutions' revenues for the six months ended June 30, 2001, was primarily due to competitive pricing pressures and a decline in the demand for professional services, including IT staffing, from clients who have been affected by the economic slowdown and have reacted by delaying IT projects.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Direct Salaries and Related Costs

Direct salaries and related costs decreased $33.2 million or 16.6% to $167.1 million for the six months ended June 30, 2001, from $200.3 million in 2000. As a percentage of revenues, (excluding the $3.5 million one-time licensing fee in 2000) direct salaries and related costs decreased to 63.4% in 2001 from 63.6% for the comparable period in 2000. The decrease in the dollar amount of direct salaries and related costs was primarily attributable to a $39.3 million decrease in direct salaries and related costs associated with SHPS, U.S. fulfillment and distribution and the Company's localization operations and a $2.0 million decrease in direct material costs associated primarily with the European fulfillment and distribution services. This decrease was partially offset by a $7.8 million increase in salaries and benefits due to higher direct labor and benefit costs to support additional technical and customer support centers and associated training costs, fluctuations in client forecasting as a result of market uncertainties and shifts in client mix. As a percentage of revenues, direct salaries and related costs, exclusive of SHPS, U.S. fulfillment and distribution, the Company's localization operations, and the $3.5 million one-time licensing fee in 2000 increased to 63.4% in 2001 from 62.3% for the comparable period in 2000.

General and Administrative

General and administrative expenses decreased $11.3 million or 11.9% to $83.4 million for the six months ended June 30, 2001, from $94.7 million in 2000. As a percentage of revenues (excluding the $3.5 million one-time licensing fee in 2000), general and administrative expenses increased to 31.6% in 2001 from 30.1% for the comparable period in 2000. The decrease in the dollar amount of general and administrative expenses was primarily attributable to a $16.3 million decrease in general and administrative expenses associated with SHPS, U.S. fulfillment and distribution and the Company's localization operations. This decrease was offset by a $1.4 million increase in legal and professional fees, a $1.0 million increase in consulting fees and a $3.4 million increase in depreciation and amortization associated with facility and capital equipment expenditures incurred in connection with both technology infrastructure and the expansion of the Company's technical and customer support centers. As a percentage of revenues, general and administrative expenses, exclusive of SHPS, U.S. fulfillment and distribution, the Company's localization operations and the $3.5 million one-time licensing fee in 2000, increased to 31.6% in 2001 from 30.2% for the comparable period in 2000.

Other Income and Expense

Interest and other expense was $0.2 million during the six months ended June 30, 2001, compared to $2.2 million during the comparable 2000 period, exclusive of the gain on sale of SHPS of $84.0 million. This decrease was attributable to a decrease of $2.5 million in interest expense associated with a decrease in the Company's average outstanding debt position. The Company's average debt balance for the first six months of 2001 was $0.2 million compared to $83.8 million for the first six months of 2000. The decrease in the average debt balance is principally due to the repayment of debt from the proceeds generated from the sale of SHPS, offset by capital expenditures and the Company's repurchase of approximately 3.0 million shares of its common stock during 2000 that are being held as treasury shares.

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

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Provision for Income Taxes

The provision for income taxes decreased $21.7 million to $4.9 million for the six months ended June 30, 2001 from $26.6 million for the comparable period in 2000. The decrease in the provision for income taxes was primarily attributable to the decrease in income for the six months ended June 30, 2001, as the comparable period in 2000 included the gain on sale of SHPS. The effective tax rate was 37.6% for the six months ended June 30, 2001 and 30.3% for the comparable 2000 period. The effective tax rate differs from the statutory federal income tax rate primarily due to the effects of foreign, state and local income taxes, foreign income not subject to federal and state income taxes, non-deductible intangibles and other permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flows generated from operations and from available borrowings under its credit facilities. The Company has utilized its capital resources to make capital expenditures associated primarily with its technical and customer support services, invest in technology applications and tools to further develop the Company's service offerings and for working capital and other general corporate purposes. In future periods, the Company intends similar uses of any such funds, including possible acquisitions and the repurchase of its common stock in the open market.

In 2001, the Company generated $33.4 million in cash from operating activities and $9.1 million in cash from grant proceeds which were used to invest $19.9 million in capital expenditures, pay down $8.4 million in borrowings under the Company's credit facilities and increase available cash $11.7 million.

Net cash flows provided by operating activities for the six months ended June 30, 2001 was $33.4 million compared to $29.9 million for the comparable period in 2000. The $3.5 million increase in net cash flows provided by operating activities, or $80.5 million decrease in net cash flows excluding the gain on sale of SHPS as of June 30, 2000, was a result of a decrease in net income of $52.3 million, a net decrease in non-cash expenses of $2.3 million, and a net decrease in assets and liabilities of $25.9 million. This net decrease in assets and liabilities of $25.9 million was principally due to a decrease in deferred revenue of $26.0 million, primarily related to revenue for diagnostic software, a decrease in income taxes payable of $21.8 million, primarily related to the taxes on the gain on sale of SHPS, a decrease of $31.8 million in accounts payable and other accrued accounts offset by a decrease of $51.7 million in receivables, primarily due to a decrease in revenues and increased collection efforts.

Capital expenditures, which are generally funded by cash generated from operating activities and borrowings available under its credit facilities, were $19.9 million for the six months ended June 30, 2001 compared to $34.1 million for the six months ended June 30, 2000. Capital expenditures for 2001 were $14.2 million lower than the comparable period of 2000, or $10.5 million lower excluding SHPS. In 2001, approximately 67% of the capital expenditures were the result of investing in new and existing technical and customer support centers and 23% was expended for systems infrastructure. In 2001, the Company anticipates capital expenditures in the range of $40.0 million to $45.0 million.

The primary sources of cash flows from financing activities are from borrowings under the Company's syndicated credit facility, as amended on June 22, 2001, with a syndicate of lenders (the "Amended Credit Facility"). Pursuant to the terms of the Amended Credit Facility, the amount of the Company's revolving credit facility is $100.0 million. The $100.0 million Amended Credit Facility includes a $10.0 million swingline loan to be used for

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (continued)

working capital purposes. In addition, the Company has a $15.0 million multi-currency credit facility that provides for multi-currency lending. The Amended Credit Facility matures on February 28, 2003, and the multi-currency facility matures on February 28, 2002. At June 30, 2001, the Company had $41.9 million in cash and cash equivalents and $115.0 million of availability under its credit facilities.

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

At June 30, 2001, the Company had no debt outstanding at variable interest rates. Based on the Company's level of variable rate debt outstanding during the first six months of 2001, a one-point increase in the weighted average interest rate would increase the Company's annual interest expense by approximately $2 thousand. (The variable interest rates are generally equal to the Eurodollar rate plus an applicable margin). The Company has not historically used derivative instruments to manage its exposure to changes in interest rates.

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

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

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

The Company is also aware of a lawsuit filed by Kyrus that asserts functionality issues associated with software that Kyrus had licensed from the Company. At the time of the software license, the Company and Kyrus entered into an agreement which provided for a return of a portion of the convertible preferred stock transferred to the Company in consideration of the license in the event that revenues generated by Kyrus from the software did not reach agreed upon levels. In this lawsuit, Kyrus claims it incurred significant expenses due to the failure of the software to function properly and is entitled to reimbursement of these expenses. Kyrus also claims that revenues from the software did not meet the minimum levels agreed upon and that Kyrus is therefore entitled to a return of the convertible preferred stock having a fair value of $4.5 million at the time Kyrus licensed the software from the Company. The Company has not recorded the convertible preferred stock subject to the contingency in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000. Therefore, in the event the Company is required to return the preferred stock to Kyrus, the return will not impact the Company's financial position or results of operations. This litigation is currently pending in the Court of Common Pleas for Greenville County, South Carolina. The Company intends to vigorously defend this lawsuit.

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

B.  Other Litigation.

The Company from time to time is involved in other legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company's financial position or results of operations.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5 - OTHER INFORMATION.

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

The following documents are filed as an exhibit to this Report:

         10.33    Amendment No. 1 to Amended and Restated Credit Agreement among
                  Sykes Enterprises, Incorporated and Bank of America, N.A., dated June 22, 2001.

         10.34    Credit Agreement among Sykes Enterprises, Incorporated and
                  Bank of America, N.A. (formerly Nationsbank, N.A.), dated
                  February 17, 1998, as amended February 27, 1998, January 18,
                  2000, May 2, 2000 and June 22, 2001.

         10.35    Employment Separation Agreement dated July 5, 2001 between
                  James E. Lamar and Sykes Enterprises, Incorporated.

         15       Letter regarding unaudited interim financial information.

(b)      Reports on Form 8-K

         None.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            SYKES ENTERPRISES, INCORPORATED
                            (Registrant)



Date: August 14, 2001        By:  /s/ W. Michael Kipphut
-----------------------      ---------------------------------------------------
                             W. Michael Kipphut
                             Senior Vice President and Chief Financial Officer
                             (Principal Financial and Accounting Officer)

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001


                                  EXHIBIT INDEX


        Exhibit
        Number
        ------
         10.33    Amendment No. 1 to Amended and Restated Credit Agreement among
                  Sykes Enterprises, Incorporated and Bank of America, N.A.,
                  dated June 22, 2001.

         10.34    Credit Agreement among Sykes Enterprises, Incorporated and
                  Bank of America, N.A. (formerly Nationsbank, N.A.), dated
                  February 17, 1998, as amended February 27, 1998, January 18,
                  2000, May 2, 2000 and June 22, 2001.

         10.35    Employment Separation Agreement dated July 5, 2001 between
                  James E. Lamar and Sykes Enterprises, Incorporated.

         15       Letter regarding unaudited interim financial information