Form 10-Q
period 2001-09-30
SYKES ENTERPRISES INC
filed 2001-11-14
CIK 1010612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from         to

         Commission File No. 0-28274


                         SYKES ENTERPRISES, INCORPORATED
             (Exact name of Registrant as specified in its charter)

                          Florida                                                     56-1383460
--------------------------------------------------------------             ---------------------------------
(State or other jurisdiction of incorporation or organization)             (IRS Employer Identification No.)

               100 North Tampa Street, Suite 3900, Tampa, FL 33602

Registrant's telephone number, including area code:               (813) 274-1000



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

                  As of November 13, 2001, there were 40,204,623 shares of common stock outstanding.

                                  Page 1 of 46
                      The Exhibit Index Appears on Page 24

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS' REPORT.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                      2001              2000
                                                                   ---------         ---------
ASSETS
Current assets
  Cash and cash equivalents ...............................        $  57,521         $  30,141
  Receivables .............................................           85,543           135,609
  Prepaid expenses and other current assets ...............           16,444            17,679
                                                                   ---------         ---------
    Total current assets ..................................          159,508           183,429

Property and equipment, net ...............................          147,543           151,842
Intangible assets, net ....................................            7,696             8,861
Deferred charges and other assets .........................            8,459            13,822
                                                                   ---------         ---------
                                                                   $ 323,206         $ 357,954
                                                                   =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current installments of long-term debt ..................        $       1         $     100
  Accounts payable ........................................           11,842            34,636
  Income taxes payable ....................................            1,312             5,502
  Accrued employee compensation and benefits ..............           29,998            32,746
  Other accrued expenses and current liabilities ..........           12,831            17,481
                                                                   ---------         ---------
    Total current liabilities .............................           55,984            90,465

Long-term debt ............................................               --             8,759
Deferred grants ...........................................           40,335            31,758
Deferred revenue ..........................................           24,609            31,072
Other long-term liabilities ...............................               13                 8
                                                                   ---------         ---------
    Total liabilities .....................................          120,941           162,062
                                                                   ---------         ---------

Contingencies

Shareholders' equity
  Preferred stock, $0.01 par value, 10,000 shares
    authorized; no shares issued and outstanding ..........               --                --
  Common stock, $0.01 par value, 200,000 shares authorized;
    43,161 and 43,084 issued ..............................              432               431
  Additional paid-in capital ..............................          160,060           159,696
  Retained earnings .......................................          100,187            90,430
  Accumulated other comprehensive loss ....................          (17,659)          (14,082)
                                                                   ---------         ---------
                                                                     243,020           236,475
  Treasury stock at cost; 3,000 and 2,981 shares ..........          (40,755)          (40,583)
                                                                   ---------         ---------
    Total shareholders' equity ............................          202,265           195,892
                                                                   ---------         ---------
                                                                   $ 323,206         $ 357,954
                                                                   =========         =========

     See accompanying notes to condensed consolidated financial statements.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                                   (Unaudited)
                    (in thousands, except for per share data)

                                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                           SEPTEMBER 30,
                                                            -----------------------------           -----------------------------
                                                              2001                2000                2001                2000
                                                            ---------           ---------           ---------           ---------
                                                                                (Unaudited -                           (Unaudited -
                                                                                not covered                            not covered
                                                                              by accountants'                        by accountants'
                                                                                  report)                                report)
Revenues .........................................          $ 112,742           $ 136,954           $ 376,415           $ 455,462
                                                            ---------           ---------           ---------           ---------

Operating expenses:
  Direct salaries and related costs ..............             71,323              87,940             238,448             288,233
  General and administrative .....................             40,518              52,064             123,958             146,765
  Compensation expense associated with exercise
    of options ...................................                 --                  --                  --               7,836
  Restructuring and other charges ................                 --                  --                  --               9,640
                                                            ---------           ---------           ---------           ---------
    Total operating expenses .....................            111,841             140,004             362,406             452,474
                                                            ---------           ---------           ---------           ---------

Income (loss) from operations ....................                901              (3,050)             14,009               2,988
                                                            ---------           ---------           ---------           ---------

Other income (expense):
  Interest, net ..................................                 65                (380)                197              (2,708)
  Gain on sale of equity interest in SHPS ........                 --                  --                  --              84,036
  Other ..........................................                 74              (1,054)               (260)               (923)
                                                            ---------           ---------           ---------           ---------
    Total other income (expense) .................                139              (1,434)                (63)             80,405
                                                            ---------           ---------           ---------           ---------

Income (loss) before provision (benefit) for
  income taxes and cumulative effect of change
  in accounting principle ........................              1,040              (4,484)             13,946              83,393
Provision (benefit) for income taxes .............               (667)             (1,660)              4,189              24,956
                                                            ---------           ---------           ---------           ---------

Income (loss) before cumulative effect of change
  in accounting principle ........................              1,707              (2,824)              9,757              58,437
Cumulative effect of change in accounting
  principle, net of income taxes of $580 .........                 --                  --                  --                (919)
                                                            ---------           ---------           ---------           ---------

Net income (loss) ................................          $   1,707           $  (2,824)          $   9,757           $  57,518
                                                            =========           =========           =========           =========

Net income (loss) per basic share:
  Income (loss) before cumulative effect of change
    in accounting principle ......................          $    0.04           $   (0.07)          $    0.24           $    1.39
  Cumulative effect of change in accounting
   principle .....................................                 --                  --                  --               (0.02)
                                                            ---------           ---------           ---------           ---------
  Net income (loss) per basic share ..............          $    0.04           $   (0.07)          $    0.24           $    1.37
                                                            =========           =========           =========           =========
Total weighted average basic shares ..............             40,175              41,134              40,162              41,910
                                                            =========           =========           =========           =========

Net income (loss) per diluted share:
  Income (loss) before cumulative effect of change
    in accounting principle ......................          $    0.04           $   (0.07)          $    0.24           $    1.39
  Cumulative effect of change in accounting
    principle ....................................                 --                  --                  --               (0.02)
                                                            ---------           ---------           ---------           ---------
  Net income (loss) per diluted share ............          $    0.04           $   (0.07)          $    0.24           $    1.37
                                                            =========           =========           =========           =========
Total weighted average diluted shares ............             40,520              41,134              40,429              41,997
                                                            =========           =========           =========           =========

     See accompanying notes to condensed consolidated financial statements.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
 NINE MONTHS ENDED SEPTEMBER 30, 2000, THREE MONTHS ENDED DECEMBER 31, 2000 AND
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)

                                                                                             Accumulated
                                          Common       Common     Additional                    Other
                                          Stock        Stock       Paid-in       Retained   Comprehensive    Treasury
(in thousands)                            Shares       Amount      Capital       Earnings   Income (Loss)     Stock         Total
                                        ---------     ---------    ---------    ---------     ---------     ---------     ---------
Balance at January 1, 2000 .........       42,734     $     427    $ 155,023    $  43,643     $  (5,860)    $      --     $ 193,233

Issuance of common stock ...........          316             3        3,022           --            --            --         3,025

Purchase of treasury stock .........           --            --           --           --            --       (37,906)      (37,906)

Comprehensive income:
   Net income for the nine months ..           --            --           --       57,518            --            --        57,518
      ended September 30, 2000
   Foreign currency translation
      adjustment ...................           --            --           --           --       (11,250)           --       (11,250)
                                                                                                                          ---------
            Total ..................                                                                                         46,268
                                        ---------     ---------    ---------    ---------     ---------     ---------     ---------

Balance at September 30, 2000
   (Unaudited - not covered by
   accountants' report) ............       43,050           430      158,045      101,161       (17,110)      (37,906)      204,620

Issuance of common stock ...........           34             1          186           --            --            --           187

Purchase of treasury stock .........           --            --           --           --            --        (2,677)       (2,677)

Tax-effect of exercise of
 non-qualified stock options........           --            --        1,465           --            --            --         1,465

Comprehensive loss:
   Net loss for the three months
      ended December 31, 2000 ......           --            --           --      (10,731)           --            --       (10,731)
   Foreign currency translation
      adjustment ...................           --            --           --           --         3,028            --         3,028
                                                                                                                          ---------
            Total ..................                                                                                         (7,703)
                                        ---------     ---------    ---------    ---------     ---------     ---------     ---------

Balance at December 31, 2000
   (Unaudited - not covered by
   accountants' report) ............       43,084           431      159,696       90,430       (14,082)      (40,583)      195,892

Issuance of common stock ...........           77             1          364           --            --            --           365

Purchase of treasury stock .........           --            --           --           --            --          (172)         (172)

Comprehensive income:
   Net income for the nine  months
       ended September 30, 2001.....           --            --           --        9,757            --            --         9,757
   Foreign currency translation
      adjustment ...................           --            --           --           --        (3,577)           --        (3,577)
                                                                                                                          ---------
            Total ..................                                                                                          6,180
                                        ---------     ---------    ---------    ---------     ---------     ---------     ---------

Balance at September 30, 2001 ......       43,161     $     432    $ 160,060    $ 100,187     $ (17,659)    $ (40,755)    $ 202,265
                                        =========     =========    =========    =========     =========     =========     =========

     See accompanying notes to condensed consolidated financial statements.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                                   (Unaudited)

(in thousands)                                                        2001                  2000
                                                                    ---------             ---------
                                                                                      (Unaudited - not
                                                                                   covered by accountants'
                                                                                           report)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ............................................          $   9,757           $  57,518
   Depreciation and amortization .........................             26,580              27,455
   Cumulative effect of accounting change, net of tax ....                 --                 919
   Gain on sale of equity interest in SHPS ...............                 --             (84,036)
   Write-down of intangible assets .......................                 --               1,185
   Deferred income tax provision (benefit) ...............                232              (1,019)
   Loss on disposal of property and equipment ............                555                 400
   Loss on sale of marketable securities .................                 --                 200
   Changes in assets and liabilities:
     Receivables .........................................             48,391             (26,419)
     Prepaid expenses and other current assets ...........                800               2,470
     Deferred charges and other assets ...................              5,025                 396
     Accounts payable ....................................            (20,784)             (6,690)
     Income taxes payable ................................             (4,547)              2,556
     Accrued employee compensation and benefits ..........             (2,040)              4,183
     Customer deposits, net of restricted cash ...........                 --              10,921
     Other accrued expenses and current liabilities ......             (6,337)                663
     Deferred revenue ....................................             (3,058)              5,327
     Other long-term liabilities .........................             (1,076)             (1,393)
                                                                    ---------           ---------
      Net cash provided by (used for) operating activities             53,498              (5,364)
                                                                    ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ..................................            (25,657)            (55,331)
   Proceeds from sale of property and equipment ..........                542                  --
   Proceeds from sale of equity interest in SHPS (less
     cash purchased) .....................................                 --             159,776
                                                                    ---------           ---------
      Net cash (used for) provided by investing activities            (25,115)            104,445
                                                                    ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Paydowns under revolving line of credit agreements ....            (13,363)           (153,014)
   Borrowings under revolving line of credit agreements ..             13,336              90,672
   Payments of long-term debt ............................             (8,408)             (1,077)
   Borrowings under long-term debt .......................                 --                 367
   Proceeds from issuance of stock .......................                365               3,025
   Purchase of treasury stock ............................               (172)            (37,906)
   Proceeds from grants ..................................              9,155               6,020
                                                                    ---------           ---------
      Net cash provided by (used for) financing activities                913             (91,913)
                                                                    ---------           ---------
EFFECT OF EXCHANGE RATES ON CASH .........................             (1,916)            (11,249)
                                                                    ---------           ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....             27,380              (4,081)
Cash and cash equivalents - beginning ....................             30,141              31,001
                                                                    ---------           ---------
Cash and cash equivalents - ending .......................          $  57,521           $  26,920
                                                                    =========           =========
Supplemental disclosures of cash flow information
    Cash paid during the period for:
         Interest ........................................          $     935           $   3,191
         Income Taxes ....................................          $   8,372           $  12,880

     See accompanying notes to condensed consolidated financial statements.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                                   (Unaudited)


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

NOTE 1 - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. In addition, certain reclassifications have been made for consistent presentation. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2001. For further information, refer to the restated consolidated financial statements and notes thereto, included in the Company's Form 10-K/A for the year ended December 31, 2000 as filed with the Securities and Exchange Commission (SEC).

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

The cumulative effect of the change on prior years resulted in a charge to income of $0.9 million (net of income taxes of $0.6 million), or $0.02 per diluted share, which has been deducted in the determination of net income for the nine months ended September 30, 2000. The effect of this change for the nine months ended September 30, 2000 was to increase income before cumulative effect of the change in accounting principle by $0.9 million or $0.02 per diluted share.

The cumulative effect adjustment of $0.9 million (net of income taxes of $0.6 million) as of January 1, 2000 was recognized in income during the three-month period ended in March 31, 2000.

DEFERRED GRANTS - Recognition of income associated with grants of land and the acquisition of property, buildings and equipment is deferred until after the completion and occupancy of the building and title has passed to the Company and the funds have been released from escrow. The deferred amounts for both land and building are amortized and recognized as a reduction of depreciation expense included within general and administrative costs over the corresponding useful lives of the related assets. Amounts received in excess of the cost of the building are allocated to the cost of equipment and, only after the grants are released from escrow, recognized as a reduction of depreciation expense over the weighted average useful life of the related equipment, which approximates five years. Amortization of the deferred grants that is included in income for the three months ended September 30, 2001 and 2000 was $0.9 million and $0.8 million, respectively, and for the nine months ended September 30, 2001 and 2000 was $1.6 million and $1.9 million, respectively.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                                   (Unaudited)

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

In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which is effective for transfers after March 31, 2001. This statement is effective for disclosures about securitizations and collateral transactions and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. The adoption of SFAS No. 140 had no impact on the financial position, results of operations, or cash flows of the Company.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which is effective for the Company on January 1, 2002. The Company is currently evaluating the effect, if any that the adoption of SFAS No. 142 will have on the Company's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and (or) normal use of the asset. The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending March 31, 2003. Because of the effort necessary to comply with the adoption of SFAS No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.


In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of SFAS No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to SFAS No. 121. The Company expects to adopt SFAS No. 144 effective January 1, 2002 and does not expect such adoption to have a material impact on the financial condition, results of operations, or cash flows of the Company.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                                   (Unaudited)

NOTE 2  - CONTINGENCIES

A consolidated class action lawsuit against the Company is pending in the United States District Court for the Middle District of Florida. The plaintiffs purport to assert claims on behalf of a class of purchasers of Sykes' common stock during the period from July 27, 1998 through September 18, 2000. The consolidated action claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Among other things, the consolidated action alleges that during 2000, 1999, and 1998, the Company and certain of its officers made materially false statements concerning the Company's financial condition and its future prospects. The consolidated complaint also claims that certain of the Company's quarterly financial statements during 1999 and 1998 were not prepared in accordance with generally accepted accounting principles. The consolidated action seeks compensatory and other damages, and costs and expenses associated with the litigation. Although the Company believes these claims are without merit and intends to defend the actions vigorously, it cannot predict the outcome or the impact this action may have on the Company. The Company also cannot predict whether any other material suits, claims, or investigations may arise in the future based on the same claims. The outcome of this lawsuit or any future lawsuits, claims, or investigations relating to the same subject matter may have a material adverse impact on the Company's financial condition and results of operations.

During the quarter ended September 30, 2001, the Company successfully settled the lawsuit filed by Kyrus Corporation that asserted functionality issues associated with software that Kyrus had licensed from the Company in 1998. In settlement of the lawsuit, the Company returned 1.0 million shares of Kyrus convertible preferred stock originally received in exchange for the license (having a value on the Company's books of $5.5 million) offset by a $5.0 million cash payment the Company received from its insurance carrier. The remaining $0.5 million investment in the Kyrus preferred stock was written off against previously established reserves, and accordingly, there was no impact of this settlement on the results of operations for the quarter ended September 30, 2001.

The Company from time to time is involved in other legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company's financial position or results of operations.

A lease agreement, relating to the Company's customer support center in Ireland, contains a cancellation clause which requires the Company, in the event of cancellation, to restore the facility to its original state at an estimated cost of $0.3 million as of September 30, 2001 and pay a cancellation fee of $0.4 million, which approximates the annual rental payments under the lease agreement. In addition, under certain circumstances (including cancellation of the lease and cessation of the support center's operations in the facility), the Company is contingently liable until June 16, 2005 to repay any proceeds received in association with the facility's grant agreement. As of September 30, 2001, the grant proceeds subject to repayment approximated $1.2 million. As of September 30, 2001, the Company had no plans to cancel this lease agreement.

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders' Equity in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting of comprehensive income and its components. Total comprehensive income was $4.3 million for the three months ended September 30, 2001 compared to a total comprehensive loss of $6.2 million for the three months ended September 30, 2000 and total comprehensive income of $6.2 million and $46.3 million for the nine months ended September 30, 2001 and 2000, respectively.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                                   (Unaudited)


NOTE 4 - RESTRUCTURING AND OTHER CHARGES

The Company recorded restructuring and other charges during the second and fourth quarters of 2000 approximating $30.5 million. The second quarter restructuring and other charges approximating $9.6 million resulted from the Company's consolidation of several European and one U.S. fulfillment center and the closing or consolidation of six professional services offices. Included in the second quarter 2000 restructuring and other charges was a $3.5 million lease termination payment related to the corporate aircraft. As a result of the second quarter restructuring, the Company reduced the number of employees by 157 during 2000 and satisfied the remaining lease obligations related to the closed facilities during 2001.

The Company also announced, after a comprehensive review of operations, its decision to exit certain non-core, lower margin businesses to reduce costs, improve operating efficiencies and focus on its core competencies of technical support, customer service and consulting solutions. As a result, the Company recorded $20.9 million in restructuring and other charges during the fourth quarter of 2000 related to the closure of its U.S. fulfillment operations, the consolidation of its Tampa, Florida technical support center and the exit of its worldwide localization operations. Included in the fourth quarter 2000 restructuring and other charges is a $2.4 million severance payment related to the employment contract of the Company's former President. In connection with the fourth quarter restructuring, the Company reduced the number of employees by 245 during the first half of 2001 and expects the remaining lease obligations related to the closed facilities to be completed by December 2001.

The major components of restructuring and other charges established during the second and fourth quarters of 2000 are as follows (in thousands):

                                                    Restructuring        Other            Total
                                                       -------          -------          -------
         Severance and related costs ........          $ 1,614          $ 2,360          $ 3,974
         Lease termination costs ............            1,765            3,639            5,404
         Write-down of property and equipment           14,088              103           14,191
         Write-down of intangible assets ....            6,086               --            6,086
         Other ..............................              813               --              813
                                                       -------          -------          -------

                                                       $24,366          $ 6,102          $30,468
                                                       =======          =======          =======

A summary of the activity in the restructuring and other charges liability accounts for the three and nine months ended September 30, 2001 is as follows (in thousands):

                                                       Restructuring         Other             Total
                                                          -------           -------           -------
         Three Months Ended September 30, 2001:

         Balance remaining as of July 1, 2001 ..          $   918           $ 1,689           $ 2,607
         Reduction in workforce cash outflows ..             (154)              (91)             (245)
         Lease termination cash payments .......             (283)               --              (283)
         Other cash outflows ...................               --                --                --
                                                          -------           -------           -------

         Balance remaining at September 30, 2001          $   481           $ 1,598           $ 2,079
                                                          =======           =======           =======

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                                   (Unaudited)

NOTE 4 - RESTRUCTURING AND OTHER CHARGES (continued)

                                                       Restructuring         Other            Total
                                                          -------           -------           -------
         Nine Months Ended September 30, 2001:

         Balance remaining as of January 1, 2001          $ 2,708           $ 2,360           $ 5,068
         Reduction in workforce cash outflows ..             (702)             (762)           (1,464)
         Lease termination cash payments .......             (807)               --              (807)
         Other cash outflows ...................             (718)               --              (718)
                                                          -------           -------           -------

         Balance remaining at September 30, 2001          $   481           $ 1,598           $ 2,079
                                                          =======           =======           =======

NOTE 5 - LONG TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                                         Sept. 30,            Dec. 31,
                                                                                            2001                2000
                                                                                          --------            --------
         Syndicated multi-currency credit facility, $15.0 million maximum, due February 2002, interest payable in accordance with the terms of the individual promissory notes outstanding; the facility is
         guaranteed by a pledge of 66% of common stock of certain subsidiaries .......   $     --            $  8,759

         Notes payable and capital leases, principal and interest payable in monthly installments through June 2002, interest at varying rates up
         to prime plus 1 percent, collateralized by certain equipment  ...............           1                100
                                                                                          --------            --------


         Total debt ..........................................................                   1               8,859
         Less current portion ................................................                   1                 100
                                                                                          --------            --------
         Long-term debt ......................................................            $     --            $  8,759
                                                                                          ========            ========

On June 22, 2001, the Company amended and restated its existing syndicated credit facility with a syndicate of lenders (the "Amended Credit Facility"). Pursuant to the terms of the Amended Credit Facility, the amount of the Company's revolving credit facility is $100.0 million (previously $150.0 million). The $100.0 million Amended Credit Facility includes a $10.0 million swingline loan to be used for working capital purposes. In addition, the Company amended and restated its $15.0 million multi-currency credit facility ("Multi-Currency Facility") that provides for multi-currency lending. Borrowings under the Amended Credit Facility bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to 0.50% or (b) a Euro rate plus an applicable margin of up to 2.25%. Borrowings under the $10.0 million swingline loan bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to 0.25% or (b) a Quoted Rate for swingline loans. Borrowings under the $15.0 million Multi-Currency Facility bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to 0.50% or (b) a quoted Euro rate for swingline loans. The Company paid aggregate financing fees of approximately $0.3 million, which have been deferred and are being amortized over the term of the Amended Credit Facility and Multi-Currency Facility. In addition, a commitment fee up to 0.40% is to be charged on any unused portion of the Amended Credit Facility on a quarterly basis. The Amended Credit Facility matures on February 28, 2003, and the Multi-Currency Facility matures on February 28, 2002. Borrowings under the Amended Credit Facility are guaranteed by certain of the Company's subsidiaries as evidenced by a pledge of 66% of the respective subsidiary's common stock. Under the terms of the Amended Credit Facility and Multi-Currency Facility, the Company is required to maintain certain financial ratios and other financial and non-financial conditions. The Amended Credit Facility and Multi-Currency Facility prohibit, without the consent of the syndicated lenders, the Company from incurring additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, acquisitions, capital expenditures, stock repurchases and cash dividends. At September 30, 2001, the Company was in compliance with all loan requirements.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                                   (Unaudited)

NOTE 6 - INCOME TAXES

As a result of shifts in the Company's mix of earnings within tax jurisdictions and the benefits associated with the implementation of findings from a strategic tax review initiated during the third quarter of 2001, the Company reported a benefit for income taxes of $0.7 million for the third quarter of 2001 and a provision for income taxes of $4.2 million for the nine months ended September 30, 2001. The tax benefit resulted primarily from the liquidation of an international entity during the third quarter of 2001. The Company's effective tax rate differs from the statutory federal income tax rate primarily due to the beneficial effects of the strategic tax review, the effects of foreign, state and local income taxes, foreign income not subject to federal and state income taxes, non-deductible intangibles and other permanent differences.

Earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for United States federal and state income taxes on those earnings or translation adjustments has been provided.

As a result of the shifts in the mix of earnings and the strategic tax review discussed above, the Company anticipates an estimated annual effective tax rate for the year ending December 31, 2001 of approximately 32%.


NOTE 7 - EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options using the treasury stock method.

The numbers of shares used in the earnings per share computation are as follows (in thousands):

                                                           Three Months Ended Sept. 30,        Nine Months Ended Sept. 30,
                                                           -----------------------------      -----------------------------
                                                            2001                   2000        2001                  2000
                                                           ------                 ------      ------                ------
Basic:
     Weighted average common shares outstanding .........  40,175                 41,134       40,162                41,910

Diluted:
   Dilutive effect of stock options .....................     345                     --          267                    87
                                                           ------                 ------       ------                ------
        Total weighted average diluted shares outstanding  40,520                 41,134       40,429                41,997
                                                           ======                 ======       ======                ======

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

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                                   (Unaudited)

NOTE 8 - STOCK OPTIONS (continued)

Transactions related to options granted under the 2001 Plan are summarized as follows:

                                                                                Weighted
                                                                                Average
                                                               Shares           Exercise
                                                           (in thousands)        Price
                                                               ------            ------
                  Outstanding at January 1, 2001  ..               --            $   --
                     Granted .......................              165            $10.01
                     Exercised .....................               --            $   --
                     Expired or terminated .........               --            $   --
                                                               ------
                  Outstanding at September 30, 2001               165            $10.01
                                                               ======

                  Options available for future grant            6,835
                                                               ======

No options under the 2001 Plan are exercisable at September 30, 2001.

The following table further summarizes information about the 2001 Plan at September 30, 2001:

                                   Number         Weighted       Weighted        Number         Weighted
                                 Outstanding       Average        Average      Exercisable       Average
           Range Of                  At           Remaining      Exercise          At           Exercise
        Exercise Prices        Sept. 30, 2001       Life           Price     Sept. 30, 2001       Price
     --------------------     ---------------- -------------   ------------  --------------   ---------
                                (in thousands)                               (in thousands)
          $ 5.75 to $ 5.98             15           9.6           $  5.83          --            $ --
          $ 8.65 to $ 8.94             60           9.9           $  8.70          --            $ --
          $ 10.11                      40           9.7           $ 10.11          --            $ --
          $ 12.75                      50           9.8           $ 12.75          --            $ --
                              -----------
          Total                       165           9.8           $ 10.01          --            $ --
                              ===========

No stock appreciation rights or other stock-based awards granted under the 2001 Plan are outstanding as of September 30, 2001.

NOTE 9 - SEGMENT REPORTING AND MAJOR CLIENT

The Company has two reportable segments comprised of regional operating segments aggregated into reportable segments, entitled Business Services and Business Solutions. The Business Services group is comprised of the Company's technical and customer support and fulfillment businesses. The Business Solutions group provides professional services in e-commerce, including information technology
(IT) staffing, and customer relationship management (CRM) with a focus on business strategy development, project management, business process redesign, change management, knowledge management, education, training and web development. There has been no change in the basis of the Company's segmentation or in the measurement of segment profit as compared with the Annual Report on Form 10-K/A for the year ended December 31, 2000.

Business Services' revenue includes $11.4 million, or 10.1% of consolidated revenues, and $38.5 million, or 10.2% of consolidated revenues, for the three and nine months ended September 30, 2001, respectively, from a major provider of communications services. This compared to $13.3 million, or 9.7% of consolidated revenues, and $18.3 million, or 4.0% of consolidated revenues, for the three and nine months ended September 30, 2000, respectively.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                                   (Unaudited)

NOTE 9 - SEGMENT REPORTING AND MAJOR CLIENT (continued)

Information about the Company's reportable segments for the three months and nine months ended September 30, 2001 compared to the corresponding prior year periods is as follows (in thousands):

                                                                                                                   Consolidated
                                                Business Services     Business Solutions            Other              Total
                                                    ---------              ---------              ---------          ---------
Three Months Ended September 30, 2001:
Revenue ..................................          $ 104,067              $   8,675              $      --          $ 112,742
Depreciation and amortization ............              8,169                    126                     --              8,295

Income (loss) from operations ............          $   1,547              $    (646)             $      --          $     901
Other income .............................                                                              139                139
Benefit for income taxes .................                                                              667                667
                                                                                                                     ---------
Net income ...............................                                                                           $   1,707
                                                                                                                     =========
Three Months Ended September 30, 2000:
Revenue ..................................          $ 124,479(1)           $  12,475(2)           $      --          $ 136,954
Depreciation and amortization ............              7,796                    332                     --              8,128

Loss from operations .....................          $  (2,095)(1)          $    (955)(2)          $      --          $  (3,050)
Other expense ............................                                                           (1,434)            (1,434)
Benefit for income taxes .................                                                            1,660              1,660
                                                                                                                     ---------
Net loss .................................                                                                           $  (2,824)
                                                                                                                     =========
Nine Months Ended September 30, 2001:
Revenue ..................................          $ 347,840              $  28,575              $      --          $ 376,415
Depreciation and amortization ............             26,259                    321                     --             26,580

Income (loss) from operations ............          $  15,683              $  (1,674)             $      --          $  14,009
Other expense ............................                                                              (63)               (63)
Provision for income taxes ...............                                                           (4,189)            (4,189)
                                                                                                                     ---------
Net income ...............................                                                                           $   9,757
                                                                                                                     =========

Nine Months Ended September 30, 2000:
Revenue ..................................          $ 414,832(1)           $  40,630(2)           $      --          $ 455,462
Depreciation and amortization ............             26,687                    768                     --             27,455

Income from operations before compensation
  expense associated with exercise of
  options and restructuring and other
  charges.................................          $  20,062(1)           $     402(2)           $      --          $  20,464
Compensation expense associated with
  exercise of options ....................                                                           (7,836)            (7,836)
Restructuring and other charges ..........                                                           (9,640)            (9,640)
Other income .............................                                                           80,405             80,405
Provision for income taxes ...............                                                          (24,956)           (24,956)
Cumulative effect of change in accounting
   principle .............................                                                             (919)              (919)
                                                                                                                     ---------
Net income ...............................                                                                           $  57,518
                                                                                                                     =========

(1) For the three and nine months ended September 30, 2000, Business Services' revenue includes $4.4 million and $56.1 million, respectively, from SHPS, Incorporated, a previously wholly owned subsidiary of the Company, which was sold in June 2000, and U.S. fulfillment, a business in which the Company exited in connection with the fourth quarter 2000 restructuring. The Company continues to operate its European fulfillment business. Additionally, income (loss) from operations includes a loss of $1.2 million and $0.4 million for the three and nine months ended September 30, 2000, respectively, from SHPS and U.S. fulfillment.

(2) For the three and nine months ended September 30, 2000, Business Solutions' revenue includes $1.9 million and $7.1 million, respectively, from the Company's localization operations, a business in which the Company exited in connection with the fourth quarter 2000 restructuring. Additionally, income (loss) from operations includes a loss of $0.4 million and $0.5 million for the three and nine months ended September 30, 2000, respectively, from localization.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Sykes Enterprises, Incorporated:

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the "Company") as of September 30, 2001, the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2001, and of changes in shareholders' equity and cash flows for the nine-month period ended September 30, 2001. These financial statements are the responsibility of the Company's management.

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

Tampa, Florida
October 29, 2001

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

Management's discussion and analysis may contain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, and projections about the Company, management's beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made from time to time by or on behalf of Sykes. Words such as "believe," "estimate," "project," "expect," "intend," "may," "anticipate," "plans," "seeks," variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe the Company's future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this report. The Company's actual results may differ materially from what is expressed or forecasted in such forward-looking statements, and undue reliance should not be placed on such statements. All forward-looking statements are made as of the date hereof, and Sykes undertakes no obligation to update any such forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the timing of significant orders for Sykes' products and services, (ii) variations in the terms and the elements of services offered under Sykes' standardized contract including those for future bundled service offerings, (iii) changes in applicable accounting principles or interpretations of such principles, (iv) difficulties or delays in implementing Sykes' bundled service offerings, (v) failure to achieve sales, marketing and other objectives,
(vi) construction delays of new technical and customer support centers, (vii) delays in the Company's ability to develop new products and services and market acceptance of new products and services, (viii) rapid technological change, (ix) loss of significant customers, (x) risks inherent in conducting business abroad,
(xi) currency fluctuations, (xii) fluctuations in business conditions and the economy, (xiii) Sykes' ability to attract and retain key management personnel,
(xiv) Sykes' ability to continue the growth of its support service revenues through additional technical and customer service centers, (xv) Sykes' ability to further penetrate into vertically integrated markets, (xvi) Sykes' ability to expand its global presence through strategic alliances and selective acquisitions, (xvii) Sykes' ability to continue to establish a competitive advantage through sophisticated technological capabilities, (xviii) the ultimate outcome of pending class action lawsuits, (xix) Sykes' ability to recognize deferred revenue through delivery of products or satisfactory performance of services, (xx) Sykes' dependence on trend toward outsourcing, (xxi) risk of emergency interruption of technical and customer support center operations,
(xxii) the existence of substantial competition and (xxiii) other risk factors listed from time to time in Sykes' registration statements and reports as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenues

For the three months ended September 30, 2001, the Company recorded consolidated revenues of $112.7 million, a decrease of $24.2 million or 17.7%, from $136.9 million of consolidated revenues for the comparable period during 2000. Exclusive of U.S. fulfillment and the Company's localization operations from which the Company exited in connection with the fourth quarter 2000 restructuring, revenues decreased $18.0 million or 13.8% for the three months ended September 30, 2001, from $130.7 million for the comparable period during 2000. This decrease in revenue was the result of a $16.0 million or 13.4% decrease in Business Services' revenues, exclusive of

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Revenues (continued)

U.S. fulfillment operations, and a decrease of $2.0 million or 18.3% from Business Solutions' revenues, exclusive of the Company's localization operations.

The decrease in Business Services' revenues for the three months ended September 30, 2001 was primarily attributable to continued delays in sales due to cautious spending decisions and reductions in clients and client volumes as a result of the economic slowdown. The Company's Business Services' revenues were also affected by continued declines in European fulfillment revenues due to lower overall demand and cutbacks from clients that are challenged by the current economic and market environment.

The decrease in Business Solutions' revenues for the three months ended September 30, 2001, was primarily due to competitive pricing pressures and a decline in the demand for professional services, including information technology (IT) staffing, from clients who have been affected by the economic slowdown and have reacted by delaying IT projects.

Direct Salaries and Related Costs

Direct salaries and related costs decreased $16.6 million or 18.9% to $71.3 million for the three months ended September 30, 2001, from $87.9 million in 2000. As a percentage of revenues, direct salaries and related costs decreased to 63.3% in 2001 from 64.2% for the comparable period in 2000. The decrease in the dollar amount of direct salaries and related costs was primarily attributable to a $5.5 million decrease in direct salaries and related costs associated with U.S. fulfillment and the Company's localization operations. As a percentage of revenues, direct salaries and related costs, exclusive of U.S. fulfillment and the Company's localization operations, increased slightly to 63.3% in 2001 from 63.1% for the comparable period in 2000.

General and Administrative

General and administrative expenses decreased $11.6 million or 22.3% to $40.5 million for the three months ended September 30, 2001, from $52.1 million in 2000. As a percentage of revenues, general and administrative expenses decreased to 35.9% in 2001 from 38.0% for the comparable period in 2000. The decrease in the dollar amount of general and administrative expenses was primarily attributable to a $2.4 million decrease in general and administrative expenses associated with U.S. fulfillment and the Company's localization operations, a $2.9 million decrease in bad debt expense, a $1.4 million decrease in telephone, a $2.5 million decrease in legal costs, a $4.0 million decrease in other general and administrative costs offset by a $1.0 million increase in professional fees from a strategic tax review initiative and a $0.6 million increase in depreciation and amortization associated with facility and capital equipment expenditures incurred in connection with both technology infrastructure and the expansion of the Company's technical and customer support centers. As a percentage of revenues, general and administrative expenses, exclusive of U.S. fulfillment and the Company's localization operations, decreased to 35.9% in 2001 from 38.0% for the comparable period in 2000.

Other Income and Expense

Other income increased $1.6 million to $0.2 million for the three months ended September 30, 2001, compared to other expense of $1.4 million for the comparable 2000 period. This increase was attributable to a loss on disposal of property and equipment of $0.4 million recorded in the third quarter of 2000 and a decrease of $0.5 million in interest expense associated with a decrease in the Company's average outstanding debt position. The Company had no outstanding debt during the third quarter of 2001 compared to an average outstanding debt balance of $15.6 million for the comparable 2000 period. The decrease in the average debt balance is principally due to the repayment of debt from the net cash flows provided by operating activities.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Provision (Benefit) for Income Taxes

The benefit for income taxes decreased $1.0 million to $0.7 million for the three months ended September 30, 2001 from $1.7 million for the comparable period in 2000. This decrease was primarily attributable to a reduction in the Company's effective tax rate due to shifts in the Company's mix of earnings within tax jurisdictions, the benefits associated with the implementation of findings from a strategic tax review initiated during the third quarter of 2001 and the liquidation of an international entity. The Company's annual effective tax rate was 32.0%, taking into consideration the aforementioned items resulting in the recognition of a tax benefit for the three months ended September 30, 2001. The annual effective tax rate differs from the statutory federal income tax rate primarily due to the beneficial effects of the strategic tax review, the effects of foreign, state and local income taxes, foreign income not subject to federal and state income taxes, non-deductible intangibles and other permanent differences.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues

For the nine months ended September 30, 2001, the Company recorded consolidated revenues of $376.4 million, a decrease of $79.1 million or 17.4%, from $455.5 million of consolidated revenues for the comparable period during 2000. Exclusive of SHPS, in which 93.5% of the Company's ownership interest was sold on June 30, 2000, and exclusive of U.S. fulfillment and the Company's localization operations, from which the Company exited in connection with the fourth quarter 2000 restructuring, revenues decreased $16.6 million or 4.2% for the nine months ended September 30, 2001 to $375.7 million, from $392.3 million for the comparable period during 2000. This decrease in revenue was the result of an $11.6 million or 3.2% decrease in Business Services' revenues, exclusive of SHPS and U.S. fulfillment operations and a decrease of $5.0 million or 14.8% from Business Solutions' revenues, exclusive of the Company's localization operations.

The decrease in Business Services' revenues for the nine months ended September 30, 2001 was primarily attributable to continued delays in sales due to cautious spending decisions and reductions in clients and client volumes as a result of the economic slowdown. The Company's revenues were also affected by continued declines in European fulfillment revenues due to lower overall demand and cutbacks from clients that are challenged by the current economic and market environment and a $3.5 million one-time licensing fee recorded during the comparable period in 2000.

The decrease in Business Solutions' revenues for the nine months ended September 30, 2001, was primarily due to competitive pricing pressures and a decline in the demand for professional services, including IT staffing, from clients who have been affected by the economic slowdown and have reacted by delaying IT projects.

Direct Salaries and Related Costs

Direct salaries and related costs decreased $49.7 million or 17.2% to $238.5 million for the nine months ended September 30, 2001, from $288.2 million in 2000. As a percentage of revenues, (excluding the $3.5 million one-time licensing fee in 2000) direct salaries and related costs increased slightly to 63.4% in 2001 from 63.3% for the comparable period in 2000. The decrease in the dollar amount of direct salaries and related costs was primarily attributable to a $44.7 million decrease in direct salaries and related costs associated with SHPS, U.S. fulfillment and the Company's localization operations and a $4.7 million decrease in direct material costs associated primarily with the European fulfillment services. As a percentage of revenues, direct salaries and related costs, exclusive of SHPS, U.S. fulfillment, the Company's localization operations, and the $3.5 million one-time licensing fee in 2000 increased to 63.4% in 2001 from 62.0% for the comparable period in 2000.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

General and Administrative

General and administrative expenses decreased $22.8 million or 15.5% to $124.0 million for the nine months ended September 30, 2001, from $146.8 million in 2000. As a percentage of revenues (excluding the $3.5 million one-time licensing fee in 2000), general and administrative expenses increased to 32.9% in 2001 from 32.5% for the comparable period in 2000. The decrease in the dollar amount of general and administrative expenses was primarily attributable to a $20.1 million decrease in general and administrative expenses associated with SHPS, U.S. fulfillment and the Company's localization operations, a $1.6 million decrease in telephone, a $2.5 million decrease in bad debt expense and a $4.1 million decrease in other general and administrative costs. This decrease was offset by a $1.0 million increase in professional fees from a strategic tax review initiative and a $4.5 million increase in depreciation and amortization associated with facility and capital equipment expenditures incurred in connection with both technology infrastructure and the expansion of the Company's technical and customer support centers. As a percentage of revenues, general and administrative expenses, exclusive of SHPS, U.S. fulfillment, the Company's localization operations and the $3.5 million one-time licensing fee in 2000, remained unchanged at 32.9% for both 2001 and for the comparable period in 2000.

Compensation Expense

Compensation expense associated with the exercise of options was $7.8 million for the nine months ended September 30, 2000. This charge related to payments made to certain SHPS' option holders as part of the Company's sale of a 93.5% ownership interest in SHPS that occurred on June 30, 2000.

Restructuring and Other Charges

The Company recorded restructuring and other charges of $9.6 million during the nine months ended September 30, 2000. These charges were associated with (1) the consolidation of certain of the Company's fulfillment operations; (2) the consolidation of certain of the Company's professional services locations; (3) elimination of redundant property, leasehold improvements and equipment; and (4) lease termination costs associated with vacated properties and transportation equipment.

Other Income and Expense

Other expense was $0.1 million during the nine months ended September 30, 2001, compared to $3.6 million during the comparable 2000 period, exclusive of the gain on sale of SHPS of $84.0 million. This decrease was attributable to a decrease of $2.9 million in interest expense associated with a decrease in the Company's average outstanding debt position. The Company's average outstanding debt balance for the first nine months of 2001 was $3.0 million compared to $67.8 million for the first nine months of 2000. The decrease in the average debt balance is principally due to the repayment of debt from net cash flows provided by operating activities and the proceeds generated from the sale of SHPS.

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

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Provision for Income Taxes

The provision for income taxes decreased $20.8 million to $4.2 million for the nine months ended September 30, 2001 from $25.0 million for the comparable period in 2000. The decrease in the provision for income taxes was primarily attributable to the decrease in income for the nine months ended September 30, 2001 (as the comparable period in 2000 included the gain on sale of SHPS), shifts in the Company's mix of earnings within tax jurisdictions and the benefits associated with the implementation of findings from a strategic tax review initiated during the third quarter of 2001. The Company's effective tax rate was 30.0% for the nine months ended September 30, 2001 and 29.9% for the comparable 2000 period. The effective tax rate differs from the statutory federal income tax rate primarily due to the beneficial effects of the strategic tax review, the effects of foreign, state and local income taxes, foreign income not subject to federal and state income taxes, non-deductible intangibles and other permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flows generated by operating activities and from available borrowings under its credit facilities. The Company has utilized its capital resources to make capital expenditures associated primarily with its technical and customer support services, invest in technology applications and tools to further develop the Company's service offerings and for working capital and other general corporate purposes. In future periods, the Company intends similar uses of any such funds, including possible acquisitions providing access to certain geographic markets.

In the first nine months of 2001, the Company generated $53.5 million in cash from operating activities and $9.1 million in cash from grant proceeds which were used primarily to invest $25.7 million in capital expenditures, pay down $8.4 million in borrowings under the Company's credit facilities and increase available cash $27.4 million.

Net cash flows provided by operating activities for the nine months ended September 30, 2001 was $53.5 million compared to net cash flows used for operating activities of $5.4 million for the comparable period in 2000. The $58.9 million increase in net cash flows provided by operating activities, ($25.2 million decrease in net cash flows including as operating cash flows the gain on sale of SHPS as of June 30, 2000), was a result of a decrease in net income of $47.8 million, and a net decrease in non-cash expenses of $0.6 million offset by a net increase in assets and liabilities of $23.2 million. This net increase in assets and liabilities of $23.2 million was principally due to a decrease of $74.8 million in receivables, primarily due to increased collection efforts and a decrease in revenues, a decrease of $5.0 million in other assets, related to the settlement of the Kyrus lawsuit, offset by a decrease in deferred revenue of $8.4 million, primarily related to revenue for diagnostic software, a decrease in income taxes payable of $7.1 million, primarily related to the taxes on the gain on the sale of an equity interest in SHPS, and a decrease of $37.9 million in accounts payable and other accrued accounts.

Capital expenditures, which are generally funded by cash generated from operating activities and borrowings available under its credit facilities, were $25.7 million for the nine months ended September 30, 2001 compared to $55.3 million for the nine months ended September 30, 2000. Capital expenditures for 2001 were $29.6 million lower than the comparable period of 2000, or $26.0 million lower excluding SHPS. In 2001, approximately 75% of the capital expenditures were the result of investing in new and existing technical and customer support centers and 25% was expended for systems infrastructure and other assets. The Company anticipates capital expenditures in the range of $36.0 million to $38.0 million for the year 2001.

The primary sources of cash flows from financing activities are from borrowings under the Company's syndicated credit facility, as amended on June 22, 2001, with a syndicate of lenders (the "Amended Credit Facility"). Pursuant to the terms of the Amended Credit Facility, the amount of the Company's revolving credit facility is $100.0 million. The $100.0 million Amended Credit Facility includes a $10.0 million swingline loan to be used for

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (continued)

working capital purposes. In addition, the Company has a $15.0 million multi-currency credit facility that provides for multi-currency lending. The Amended Credit Facility matures on February 28, 2003, and the multi-currency facility matures on February 28, 2002. At September 30, 2001, the Company had $57.5 million in cash and cash equivalents and $115.0 million of availability under its credit facilities.

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

At September 30, 2001, the Company had no debt outstanding at variable interest rates. Based on the Company's level of variable rate debt outstanding during the first nine months of 2001, a one-point increase in the weighted average interest rate would increase the Company's annual interest expense by approximately $0.3 million. (The variable interest rates are generally equal to the Eurodollar rate plus an applicable margin). The Company has not historically used derivative instruments to manage its exposure to changes in interest rates.

FLUCTUATIONS IN QUARTERLY RESULTS

For the year ended December 31, 2000, quarterly revenues as a percentage of total annual revenues were approximately 27%, 26%, 23% and 24%, respectively, for the first through fourth quarters of the year. The Company has experienced and anticipates that in the future it will continue to experience variations in quarterly revenues. The variations are due to general economic conditions, the timing of new contracts and renewal of existing contracts, the timing of the expenses incurred to support new business, the timing and frequency of client spending for e-commerce and e-business activities, non-U.S. currency fluctuations, and the seasonal pattern of technical and customer support, and fulfillment services.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

PART II - OTHER INFORMATION.

ITEM 1 - LEGAL PROCEEDINGS.

Reference is made to Part I, Item 3 "Legal Proceedings" of the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2000. Since November 14, 2001, the Company has not been named as a defendant in any action, which, to the best of the Company's knowledge, could have a material adverse effect on the financial condition or results of operations of the Company other than the actions described below.

A. Class Action Litigation.

A consolidated class action lawsuit against the Company is pending in the United States District Court for the Middle District of Florida. The plaintiffs purport to assert claims on behalf of a class of purchasers of Sykes' common stock during the period from July 27, 1998 through September 18, 2000. The consolidated action claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Among other things, the consolidated action alleges that during 2000, 1999 and 1998, the Company and certain of its officers made materially false statements concerning the Company's financial condition and its future prospects. The consolidated complaint also claims that certain of the Company's quarterly financial statements during 1999 and 1998 were not prepared in accordance with generally accepted accounting principles. The consolidated action seeks compensatory and other damages, and costs and expenses associated with the litigation. Although the Company believes these claims are without merit and intends to defend the actions vigorously, it cannot predict the outcome or the impact this action may have on the Company. The Company also cannot predict whether any other material suits, claims, or investigations may arise in the future based on the same claims. The outcome of this lawsuit or any future lawsuits, claims, or investigations relating to the same subject matter may have a material adverse impact on the Company's financial condition and results of operations.

During the quarter ended September 30, 2001, the Company successfully settled the lawsuit filed by Kyrus Corporation that asserted functionality issues associated with software that Kyrus had licensed from the Company in 1998. In settlement of the lawsuit, the Company returned 1.0 million shares of Kyrus convertible preferred stock originally received in exchange for the license (having a value on the Company's books of $5.5 million) offset by a $5.0 million cash payment the Company received from its insurance carrier. The remaining $0.5 million investment in the Kyrus preferred stock was written off against previously established reserves; and accordingly, there was no impact of this settlement on the results of operations for the quarter ended September 30, 2001.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5 - OTHER INFORMATION.

         None.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

The following documents are filed as an exhibit to this Report:

         10.7 Employment Agreement dated as of March 6, 2000, as amended July 6, 2001, between Gerry L. Rogers and Sykes Enterprises, Incorporated.

         10.9 Employment Agreement dated as of March 6, 2000, as amended July 6, 2001, between Charles E. Sykes and Sykes Enterprises, Incorporated.

         10.36 Employment Agreement dated as of March 6, 2000, as amended July 6, 2001, between Jenna R. Nelson and Sykes Enterprises, Incorporated.

         15       Letter regarding unaudited interim financial information.

(b)      Reports on Form 8-K

         None.

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               SYKES ENTERPRISES, INCORPORATED
                               (Registrant)



Date:  November 14, 2001       By:  /s/ W. Michael Kipphut
                               W. Michael Kipphut
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                                  EXHIBIT INDEX

         Exhibit
         Number
         ------
         10.7     Employment Agreement dated as of March 6, 2000, as amended
                  July 6, 2001, between Gerry L. Rogers and Sykes Enterprises,
                  Incorporated.

         10.9     Employment Agreement dated as of March 6, 2000, as amended
                  July 6, 2001, between Charles E. Sykes and Sykes Enterprises,
                  Incorporated.

         10.36    Employment Agreement dated as of March 6, 2000, as amended
                  July 6, 2001, between Jenna R. Nelson and Sykes Enterprises,
                  Incorporated.

         15       Letter regarding unaudited interim financial information