Form 10-K405
period 2001-12-31
SYKES ENTERPRISES INC
filed 2002-03-19
CIK 1010612

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the fiscal year ended December 31, 2001

                                       Or

[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Transition Period From _______ To _______

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

                               Title of Each Class
                       ----------------------------------
                       Voting Common Stock $.01 Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         As of March 5, 2002, there were 40,328,354 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price reported on the Nasdaq National Market on March 5, 2002 was $208,371,262.

                      Documents Incorporated by Reference:

         Documents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . Form 10-K Reference
         Portions of the Proxy Statement for the year 2002
            Annual Meeting of Shareholders. . . . . . . . . . . . . . . . . . . . . . Part III Items 10-13

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

                                                                                                        Page No.
                                                                                                        --------
PART I
Item 1      Business                                                                                       2
Item 2      Properties                                                                                    13
Item 3      Legal Proceedings                                                                             14
Item 4      Submission of Matters to a Vote of Security Holders                                           14

PART II
Item 5      Market for the Registrant's Common Equity and Related Shareholder Matters                     14
Item 6      Selected Financial Data                                                                       15
Item 7      Management's Discussion and Analysis of Financial Condition and Results of Operations         16
Item 7a     Quantitative and Qualitative Disclosures About Market Risk                                    25
Item 8      Financial Statements and Supplementary Data                                                   25
Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures         25

PART III
Item 10     Directors and Executive Officers of the Registrant                                            25
Item 11     Executive Compensation                                                                        25
Item 12     Security Ownership of Certain Beneficial Owners and Management                                25
Item 13     Certain Relationships and Related Transactions                                                25

PART IV
Item 14     Exhibits, Financial Statement Schedule, and Reports on Form 8-K                               25

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Sykes Enterprises, Incorporated and consolidated subsidiaries ("Sykes" or the "Company") is a global leader in providing outsourced customer management solutions and services to customers of companies primarily in the technology/consumer, communications and financial services markets.
Sykes' Business Services group provides customer support outsourcing with emphasis on technical support and customer service. These services are delivered through multiple communications channels encompassing phone, e-mail, web and chat. Sykes' Business Solutions group provides consultative professional services and technical staffing in customer relationship management with a focus on business strategy, project management, business process redesign, change management, knowledge management, education, training and web development. Sykes also provides fulfillment services throughout Europe including multi-lingual sales order processing via the Internet and phone, full multi-currency financial management, inventory control and storage, vendor management, product delivery and product returns handling. Sykes has developed an extensive global reach with 40 state-of-the-art customer support centers throughout the United States, Canada, Europe, Latin America, Asia and Africa.

         The Company believes that outsourcing by technology enabled companies for customer management solutions and services will continue to grow as pressures of the economy place greater emphasis on customer-facing activities to enhance customer relationships, build brand loyalty and maximize efficiencies. Rapid changes in technology, pricing pressures, growth rates and global competition are making it increasingly difficult for companies to cost-effectively maintain quality, long-term relationships with their customers.

         Sykes was founded in 1977 in North Carolina and moved its headquarters to Florida in 1993. In March 1996, Sykes changed its state of incorporation from North Carolina to Florida. Sykes' headquarters are located at 100 North Tampa Street, Suite 3900, Tampa, Florida 33602, and its telephone number is (813) 274-1000.

RECENT DEVELOPMENTS

         In December 2001, in response to the economic slowdown and increasing demand for the Company's offshore capabilities, the Company approved a cost reduction plan designed to improve efficiencies in its core businesses. As a result of the Company's cost reduction plan, the Company recorded $16.1 million in restructuring, other and impairment charges during the fourth quarter of 2001. This included $14.6 million in charges related to the closure and consolidation of two U.S. Business Services customer support centers, two U.S. Business Solutions offices and one European fulfillment center. In addition, the Company plans to reduce the number of employees by 230 by the end of March 2002. The restructuring charge also includes $1.4 million for future lease obligations related to the closed facilities. The Company also recorded a $1.5 million impairment charge related to the write-off of certain non-performing assets, including software and equipment no longer used by the Company. The Company estimates it may achieve up to approximately $5.7 million in annualized pre-tax savings related to the closed operations included in the restructuring and impairment charges.

         In connection with the Company's continued efforts to concentrate resources on its core competencies and focus on the needs of its clients, the Company implemented a customer centric model and philosophy throughout the organization in 2001. With the changing demands of the Company's global customers and the implementation of the customer centric model, the Company aligned its business into two geographic regions effective January 1, 2002 to more effectively manage the business and support the customer care needs of every client. Beginning with the first quarter of 2002, these geographic regions will be the Americas, which includes the United States, Canada, Latin America and the Asia Pacific Rim, and EMEA, which includes Europe, the Middle East and Africa.

INDUSTRY BACKGROUND

         In today's ever-changing marketplace, companies require innovative customer management solutions that allow them to enhance the end user's experience with their products and services, strengthen and enhance company brands, maximize the lifetime value of customers, efficiently and effectively deliver human interaction when customers value it most, and deploy best-in-class Customer Relationship Management (CRM) strategies, processes and technologies.

         Technological changes, pricing pressures, global competition and a dynamic economic environment are making it increasingly difficult for companies to cost-effectively maintain in-house the necessary personnel to handle all of their customer management needs. Companies are increasingly turning to outsourcers to perform specialized functions and services in CRM due to the following factors:

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

STRATEGY

         The Company's objective is to continue to grow and expand its global customer base as a leading provider of reliable and affordable outsourced customer management solutions and services while maintaining its focus on its core competencies of technical support and customer service. The Company's principal strategies are as follows:

         Continue Growing the Company's Customer Support Outsourcing Encompassing Technical Support and Customer Service. Sykes has grown its Customer Support Outsourcing operations utilizing a strategy of both internal growth and external acquisitions. This plan has resulted in an increase from three customer support centers in 1994 to 40 worldwide as of February 14, 2002. The Company's customer support centers, which are the focus of the Company's core competencies, currently have the capacity to handle millions of customer contacts per year over numerous contact media. Sykes has standardized the establishment and ongoing operation of its customer support centers by: (i) locating the centers in smaller communities, near a college or university, with a relatively low cost structure and a technically proficient, stable work force;
(ii) constructing the customer support centers modeled after the same prototype;
(iii) utilizing standardized procedures to hire and train customer care agents; and (iv) maintaining consistently responsive and highly reliable services through global deployment of a common communication platform and performance management technologies and procedures. The Company's systematic approach and procedures, tailored to the unique needs of its customers, are part of its strategy of providing responsive, high quality and cost-efficient support. In addition to Sykes' network of customer support centers throughout North America and Europe, the Company continues to develop its offshore capabilities in the Philippines and Costa Rica, which offers its clients a flexible solution at lower costs. During the fourth quarter of 2001, the Company announced the expansion of its Manila and Costa Rican operations to support the increasing demand for Sykes' offshore customer management solutions. The Company also believes there are further opportunities to expand its global reach and the scope and quality of its support services by acquiring or merging with companies that operate customer support centers in certain geographic markets, such as Latin America and the Asia Pacific Rim, and to enhance the breadth of services provided to companies within the technology/consumer, communications and financial services markets.

         Leverage Customer Relationship Management Practice and Technical Staffing. The Company's expertise in technical staffing, change management, knowledge management, education and training, coupled with Sykes' customer support outsourcing capabilities, enable the Company to deliver broad based customer management solutions on a global basis. Sykes works with large and medium size companies to review, plan and build their CRM strategies by conducting assessments, audits, strategy definitions, process redesigns as well as the selection and implementation of technology. These capabilities also enable Sykes to tailor its customer care solutions to meet the unique needs of its customers such as outsourcing, in-sourcing, staff augmentation or a combination of all approaches.

         Expand Vertical Market Reach. The Company markets its services on a worldwide basis primarily to technology-enabled companies within the technology/consumer, communications and financial services markets. The Company built its industry knowledge by initially focusing on software publishers, personal computer manufacturers and peripheral hardware manufacturers within the technology market, providing Sykes with a competitive advantage in technical support. Beginning in 2000, the Company's growth strategy targeted the communications market, where Sykes has leveraged its technical support capabilities to capitalize on dial-up Internet, broadband Internet and wireless services opportunities. Sykes' established presence in these markets provides tremendous opportunities for outsourced services and growth in new target markets such as financial services.

         Maintain a Competitive Advantage Through Sophisticated Technology. The Company seeks to maintain a competitive advantage by continuing to capitalize on its sophisticated and specialized technological capabilities, including its current private asynchronous transfer mode (ATM) network between North America, Latin America and the Philippines that provides the Company the ability to redirect inquiries and to also carry voice and data over the same network. Sykes' flexible, secure and scalable network infrastructure allows the Company to rapidly respond to changes in client voice and data traffic and quickly establish support operations for new and existing clients. Through strategic technology relationships, the Company is able to provide fully integrated communication services encompassing e-mail, chat and web self-service platforms. Additional technological capabilities include automatic call distributors, sophisticated call routing and workforce management capabilities based on agent skill and availability, call tracking software, quality management systems and computer-telephony integration (CTI) that enable Sykes' customer support centers to serve as the transparent extension of the Company's clients, receive telephone calls and data directly from its clients' systems, and report detailed information concerning the status and results of the Company's services on a daily basis. The Company's European deployment of Global Direct, Sykes' CRM/e-commerce application, establishes a platform whereby its clients can manage all customer profile and contact information from every communication channel making it a viable customer-facing infrastructure solution to support its clients' CRM initiatives.

SERVICES

         The Company provides innovative customer management services and solutions. The following is a description of Sykes' customer management services and solutions:

Business Services

         Customer Support Outsourcing. Sykes provides customer support management solutions that support its clients' customers and employees through the partial or complete outsourcing of people, processes and technologies. Sykes specializes in providing technical support and customer service through multiple communication channels encompassing phone, e-mail, web and chat through its 17 stand-alone customer support centers in the United States, 3 centers in Canada, 2 centers in Costa Rica, and 18 international customer support centers located in Europe, South Africa, People's Republic of China and the Philippines. Client customers or employees, through telephony support, e-mail, web or chat, contact a Sykes' customer care agent who is specially trained in the applicable product and/or service. The agent acts as a transparent extension of the client in diagnosing problems and providing a solution. The Company's extensive network of customer support centers provide global support capabilities in over 30 languages.

         Technical support and customer service provided through the Company's support centers are generally billed to the client based on a per minute, per transaction or time and material basis.

         Fulfillment Services. Fully integrated with customer care services, the Company provides PanEuropean fulfillment solutions including multi-lingual sales order processing via the Internet and phone, full multi-currency financial management, inventory control and storage, vendor management, product delivery and product returns handling.

Business Solutions

         CRM Consulting. The Company's Customer Relationship Management (CRM) practice provides the full range of capabilities required for effectively performing assessments and audits, defining CRM/eCRM strategies, selecting appropriate technologies, defining training and knowledge management methodologies and managing full implementation programs.

         Enterprise Support Services. The Company provides a wide range of enterprise support services for a company's internal support operations ranging from technical staffing services, managed services and consulting services to the partial or complete co-sourcing or in-sourcing of a company's internal help desk. Help desk services are provided to major companies, either at their facilities or through Sykes' support centers. Employees of Sykes' clients telephone the help desk number provided to them by their employer for technical assistance. Trained technicians dedicated to a specific client, answer questions and diagnose and resolve technical problems ranging from a simplistic error message to a wide area network failure.

OPERATIONS

         Customer Support Centers. The Company's strategy in the United States is to locate its customer support centers in smaller communities with similar demographic characteristics, typically near a college or university. The Company believes these characteristics tend to provide a well-educated, technically proficient employee pool from which to attract qualified candidates. These locations also tend to have lower labor and infrastructure costs than large metropolitan areas. The Company's strategy internationally is to locate its customer support centers near a major metropolitan area, or near a large facility of a major client, if it is the first entrance into the country. Otherwise, the Company follows the same strategy used in the United States for locating international customer support centers.

         New customer support centers are established to accommodate anticipated growth in the Company's business or in response to a specific customer need. The Company currently believes there are opportunities to establish additional customer support centers in Europe, the Asia Pacific Rim and potentially South America.

         A typical domestic customer support center is approximately 42,000 square feet, has 432 workstations and can handle in excess of 12,000 user transactions per day. The technical and customer support centers employ current technology in PBX switches, call tracking software, telephone-computer integration, interactive voice response and relational database management systems that are integrated into centrally managed local area networks and wide area networks. The Company's equipment and technology enable it to serve as the transparent extension of its clients at a low cost per transaction and provide its clients with immediate access to the status and results of the Company's services. Due to its modular, open system architecture, the Company's computer system allows timely system updates and modifications.

         The Company utilizes sophisticated workforce management systems to provide efficient scheduling of personnel to accommodate fluctuations in call volume. To complement the Company's workforce management systems, the Company has developed a digital private communications network that allows for effective call volume management and disaster recovery back up. Through the Company's private asynchronous transfer mode (ATM) network and dynamic intelligent call routing capabilities, the Company can rapidly respond to changes in client call volumes and move call volume traffic based on agent availability and skill throughout its network of support centers, improving the responsiveness and productivity of its agents.

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

         The customer support centers are protected by a fire extinguishing system and backup generators and shortterm battery backup in the event of a power outage, reduced voltage or a power surge. Rerouting of telephone calls to one of the other technical support centers is also available in the event of a telecommunications failure, natural disaster or other emergency. Security measures are imposed to prevent unauthorized access. Software and related data files are backed up daily and stored off site at multiple locations. The Company carries business interruption insurance covering interruptions that might occur as a result of damage to its business. In addition, the Company believes that it has adequate arrangements with its equipment vendors pursuant to which damaged equipment can be replaced promptly.

         CRM Consulting and Enterprise Support Services Offices. Consultative professional personnel from Sykes' CRM Consulting and Enterprise Support Services teams are assigned to one of the Company's 6 offices, which are located in metropolitan areas throughout the United States. The Company's CRM consulting practice provides the full range of capabilities required for effectively performing assessments and audits, defining CRM/eCRM strategies, selecting appropriate technologies, defining training and knowledge management methodologies and managing full implementation programs. In addition, the Company provides a wide range of enterprise support services for a company's internal support operations ranging from training development, knowledge management and technical staffing services, to the partial or complete outsourcing or in-sourcing of a company's internal help desk. These CRM Consulting and Enterprise Support Services offices provide a strong recruiting platform for high-end knowledge workers and establish a local presence to service major accounts. Each office is responsible for staffing the consultative professional personnel needs of clients or managing program implementations within its geographic region. These offices give Sykes the ability to (i) offer a broad range of consultative professional services to existing clients, and
(ii) deliver flexible, innovative solutions to new and existing clients in each market.

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

         Fulfillment Centers. Sykes currently has 4 fulfillment centers located in Europe. Sykes provides its fulfillment services primarily to certain clients operating in Europe who desire this complementary service in connection with customer support services. During 2001, Sykes announced the closure of one if its European fulfillment centers.

QUALITY ASSURANCE

         Sykes trains, monitors and supervises its employees to enhance the efficiency and the quality of its services. Representatives of the Company's clients conduct the training of new customer care agents in-house at the customer support centers through certified trainers or Sykes actively recruits highly skilled professionals to staff specific assignment needs of its clients. Generally, employees also receive ongoing training throughout the year to respond to changes in technology.

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

         The Company is in the process of certifying three of its international customer support centers in accordance with the COPC-2000 Standard (Customer Operations Performance Center Inc.) for technical support and help desk services. The COPC-2000 Standard was developed in 1996 by representatives from American Express, Dell, L.L. Bean, Microsoft, Motorola, Novell and other customer-focused companies that wanted measurable standards to improve the level of service quality their customers received from external customer service providers. The development team used the criteria and framework of the Malcolm Baldrige National Quality Award as the foundation of the standard, and adapted the Baldrige criteria to accommodate the practical realities of the customer support industry. The Company's commitment to quality has also resulted in receiving the STAR Award for the years 1995 through 1999 in the highest call volume category and received a lifetime achievement award during 2000. This award has been presented annually since 1988 by the Software Support Professionals Association (SSPA) to the software support company that achieves superior customer satisfaction and call metrics.

SALES AND MARKETING

         The Company's marketing objective is to develop long-term relationships with existing and potential clients to become the preferred vendor for their customer management outsourcing services. Sykes believes that its client base provides excellent opportunities for further marketing and cross selling of its complimentary customer management services. The Company markets its services through a variety of methods, including client referrals, personal sales calls, advertising in industry publications, attending trade shows, direct mailings to targeted customers, telemarketing and cross selling additional services to existing clients. The Company currently employs 50 people in its global sales force.

         As part of its marketing efforts, the Company invites potential and existing clients to visit the customer support centers, where the Company demonstrates its sophisticated telecommunications and call tracking technology, quality procedures and the knowledge of its technicians. The Company also demonstrates its ability to quickly accommodate a new client or a significant increase in business from an existing client by emphasizing its systematic approach to establishing and managing support centers.

         The Company emphasizes account development to strengthen its relationships with its customers. Business development managers are generally assigned to markets in their area of expertise in order to develop a complete understanding of each customer's particular needs, to form strong customer relationships and encourage cross selling of other services offered by the Company.

         The Company's sales force is composed of new business development managers and client services executives that manage relationships with existing accounts. In addition, the Company has inside customer sales representatives who receive customer inquiries and provide outbound lead generation for the field sales force.

CLIENTS

         The Company serves clients in the United States, Canada, Latin America, Europe, The Philippines, Peoples Republic of China and South Africa. The Company primarily markets to Fortune 500 corporations within the technology/consumer, communications and financial services industries. The Company believes its globally recognized client base presents opportunities for further cross marketing of its services.

         Total revenue includes $58.5 million, or 11.8% of consolidated revenues, and $35.6 million, or 6.3% of consolidated revenues exclusive of SHPS, for the years ended December 31, 2001 and 2000, respectively, from SBC Communications Inc. and affiliates ("SBC"), a major provider of communications services (none in 1999). The Company's loss of (or the failure to retain a significant amount of business with) SBC or any of its key clients could have a material adverse effect on the Company. The Company's largest ten clients accounted for approximately 56.7% of the consolidated revenues in 2001. Many of the Company's contracts are cancelable by the client at any time or on short-term notice, and clients may unilaterally reduce their use of the Company's services under such contracts without penalty. Sykes provided services to hundreds of clients during 2001.

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

         The Company believes that the most significant competitive factors in the sale of its services include quality, reliability, scalability, security, flexibility, experience, price and tailored service offerings. As a result of intense competition, customer management solutions and services frequently are subject to pricing pressure. Customers also require vendors to be able to provide services in multiple locations. Competition for contracts for many of Sykes' services takes the form of competitive bidding in response to requests for proposals.

INTELLECTUAL PROPERTY

         The Company relies upon a combination of contract provisions and trade secret laws to protect the proprietary technology it uses at its technical and customer support centers and facilities, and relies on a combination of copyright, trademark and trade secret laws to protect its proprietary software. The Company attempts to further protect its trade secrets and other proprietary information through agreements with employees and consultants. The Company does not hold any patents and does not have any patent applications pending. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to deter misappropriation of its proprietary rights or third party development of similar proprietary software. Sykes(R), REAL PEOPLE. REAL SOLUTIONS.(R) and Sykes Answerteam(R) are registered service marks of the Company. Sykes holds a number of registered trademarks, including ETSC(R), FS PRO(R) and FS PRO MARKETPLACE(R).

EMPLOYEES

         As of February 14, 2002, the Company had 15,000 employees (full-time and part-time), consisting of 13,200 customer care agents at the technical and customer support centers, 320 in CRM consulting, 230 in distribution and fulfillment services, 50 in sales and marketing and 1,200 in management, administration and finance.

         The technical and service nature of the Company's business makes its employees an important corporate asset. While the market for qualified personnel is extremely competitive, the Company believes its relationship with its employees is good. The Company's employees, with the exception of about 1,300 employees in Europe, are not represented by any labor unions.

         The Company recruits its personnel through a continually updated recruiting network. This network includes a seasoned team of technical recruiters, a Company-wide candidate database, internet/newspaper advertising, candidate referral programs and job fairs. However, demand for qualified professionals conversant with certain technologies may exceed supply, as new skills are needed to keep pace with the requirements of customer engagements. Competition for such personnel is intense and employee turnover in this industry is high.

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

The Company Faces Uncertainties Relating To Pending Litigation

         Sykes faces uncertainties relating to the pending litigation described in "Item 3. Legal Proceedings." Although the Company intends to defend these actions vigorously, it cannot predict the outcome or the impact they may have on the Company. Sykes also cannot predict whether any other material suits, claims, or investigations may arise in the future based on the same or other claims. Regardless of the outcome of any of these lawsuits or any future actions, claims, or investigations relating to the same or any other subject matter, the Company may incur substantial defense costs and such actions may cause a diversion of management time and attention. Also, it is possible that Sykes may be required to pay substantial damages or settlement costs which could have a material adverse effect on its financial condition and results of operations.

Dependence On Key Clients

         Sykes derives a substantial portion of its revenues from a few key clients. Total revenue includes $58.5 million, or 11.8% of consolidated revenues, and $35.6 million, or 6.3% of consolidated revenues exclusive of SHPS, for the years ended December 31, 2001 and 2000, respectively, from SBC Communications Inc. and affiliates ("SBC"), a major provider of communications services (none in 1999). Sykes' largest ten clients accounted for approximately 57%, 49%, and 52% of its consolidated revenues for the years ended December 31, 2001, 2000, and 1999, respectively, exclusive of SHPS revenue. Sykes' loss of, or the failure to retain a significant amount of business with, SBC or any of its key clients could have a material adverse effect on Sykes' business, financial condition and results of operations. Generally, Sykes' contracts with its clients are cancelable by the client at any time or on short-term notice, and clients may unilaterally reduce their use of Sykes' services under such contracts without penalty. Thus, Sykes' contracts with its clients do not ensure that Sykes will generate a minimum level of revenues.

Inability to Attract and Retain Experienced Personnel May Adversely Impact Sykes' Business

         Sykes' business is labor intensive and places significant importance on its ability to recruit, train, and retain qualified technical and consultative professional personnel. Sykes generally experiences high turnover of its personnel and is continuously required to recruit and train replacement personnel as a result of a changing and expanding work force. Additionally, demand for qualified consultative professionals conversant with certain technologies is intense and may exceed supply, as new and additional skills are required to keep pace with evolving computer technology. Sykes' ability to locate and train employees is critical to Sykes achieving its growth objective. Sykes' inability to attract and retain qualified personnel or an increase in wages or other costs of attracting, training, or retaining qualified personnel could have a material adverse effect on Sykes' business, financial condition and results of operations.

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

The Company's Strategy of Growing Through Selective Acquisitions and Mergers Involves Potential Risks

         The Company evaluates opportunities to expand the scope of its services through acquisitions and mergers. The Company may be unable to identify companies that complement its strategies, and even if it identifies a company that complements its strategies, Sykes may be unable to acquire or merge with the company. In addition, the decrease in the price of the Company's common stock could hinder Sykes' growth strategy by limiting growth through stock acquisitions.

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

- the impairment of goodwill and other intangible assets involved in any acquisitions;

-        the businesses we acquire not proving profitable; and

-        potentially incurring additional indebtedness.

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

Risk of Emergency Interruption of Customer Support Center Operations

         Sykes' operations are dependent upon its ability to protect its customer support centers and its information databases against damage that may be caused by fire and other disasters, power failure, telecommunications failures, unauthorized intrusion, computer viruses and other emergencies. The temporary or permanent loss of such systems could have a material adverse effect on Sykes' business, financial condition and results of operations. Notwithstanding precautions taken by the Company to protect itself and its clients from events that could interrupt delivery of its services, there can be no assurance that a fire, natural disaster, human error, equipment malfunction or inadequacy, or other event would not result in a prolonged interruption in Sykes' ability to provide support services to its clients. Such an event could have a material adverse effect on Sykes' business, financial condition and results of operations.

Risks Associated With International Operations and Expansion

         The Company intends to continue to pursue growth opportunities in markets outside the United States. At December 31, 2001, Sykes' international operations were conducted from 18 customer support centers located in Sweden, The Netherlands, France, Germany, South Africa, Scotland, Ireland, Hungary, Turkey, Peoples Republic of China, and The Philippines. Revenues from these operations for the years ended December 31, 2001, 2000, and 1999, were 37%, 38%, and 36%, of consolidated revenues, respectively, exclusive of revenue from SHPS which was sold in June 2000. The Company also conducts business in Canada and Costa Rica. International operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, tariffs and taxes, import/export license requirements, the imposition of trade barriers, difficulties in staffing and managing foreign operations, political uncertainties, longer payment cycles, foreign exchange restrictions that could limit the repatriation of earnings, possible greater difficulties in accounts receivable collection, potentially adverse tax consequences, and economic instability.

         Sykes conducts business in various foreign currencies and is therefore exposed to market risk from changes in foreign currency exchange rates and interest rates, which could impact its results of operations and financial condition. Sykes is also subject to certain exposures arising from the translation and consolidation of the financial results of its foreign subsidiaries. Sykes has, from time to time, taken limited actions to attempt to mitigate Sykes' foreign transaction exposure. However, there can be no assurance that the Company will take any actions to mitigate such exposure in the future, and if taken that such actions taken will be successful or that future changes in currency exchange rates will not have a material impact on Sykes' future operating results. A significant change in the value of the dollar against the currency of one or more countries where Sykes operates may have a material adverse effect on Sykes' results. Sykes has historically not entered into hedge contracts for either its translation risk or its economic risk.

The Company's Fundamental Shift Towards Offshore Markets

         The Company intends to continue to expand and pursue growth opportunities in offshore markets. The Company's offshore locations include Costa Rica and the Philippines, and while Sykes has operated there for five years, there can be no assurance that the Company will be able to successfully conduct and expand such operations, and a failure to do so would have a material adverse effect on Sykes' business, financial condition, and results of operations. While it has been the industry trend to move towards offshore markets, such movement could result in excess capacity in the United States. The success of the Company's offshore operations will be subject to numerous contingencies, some of which are beyond management's control, including general and regional economic conditions, prices for the Company's services, competition, changes in regulation and other risks. In addition, as with all of the Company's operations outside of the United States, the Company is subject to various additional political, economic, and market uncertainties. (See "Risks Associated with International Operations and Expansion.")

Existence of Substantial Competition

         The markets for Sykes' services are highly competitive, subject to rapid change, and highly fragmented. While many companies provide information technology services, Sykes believes no one company is dominant. There are numerous and varied providers of such services, including firms specializing in call center operations, temporary staffing and personnel placement companies, general management consulting firms, divisions of large hardware and software companies and niche providers of information technology services, many of whom compete in only certain markets. Sykes' competitors include many companies who may possess substantially greater resources, greater name recognition and a more established customer base than it does. In addition to Sykes' competitors, many companies who might utilize the services of Sykes or one of its competitors may utilize inhouse personnel to perform such services. Increased competition, the failure of Sykes to compete successfully, pricing pressures, loss of market share and loss of clients could have a material adverse effect on Sykes' business, financial condition, and results of operations.

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

Dependence on Senior Management

         The success of Sykes is largely dependent upon the efforts, direction and guidance of its senior management. Sykes' continued growth and success also depend in part on its ability to attract and retain skilled employees and managers and on the ability of its executive officers and key employees to manage its operations successfully. Sykes has entered into employment and non-competition agreements with its executive officers. The loss of any of Sykes' senior management or key personnel, or its inability to attract, retain or replace key management personnel in the future, could have a material adverse effect on Sykes' business, financial condition and results of operation.

Control By Principal Shareholder and Anti-Takeover Considerations

         As of the date of this report, John H. Sykes, Sykes' Chairman of the Board, President and Chief Executive Officer, beneficially owned more than 38% of Sykes' outstanding common stock. As a result, Mr. Sykes will have substantial influence in the election of the Company's directors and in determining the outcome of other matters requiring shareholder approval.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table provides the names and ages of the Company's executive officers, and the positions and offices with the Company currently held by each of them:

         Name                    Age     Principal Position
         -------------------------------------------------------------------------------------------------
         John H. Sykes            65     Chairman and Chief Executive Officer
         W. Michael Kipphut       48     Group Executive, Senior Vice President--Finance
         Charles E. Sykes         39     General Manager, Senior Vice President--Americas
         Harry A. Jackson, Jr.    49     General Manager, Senior Vice President--EMEA
         Gerry L. Rogers          56     Group Executive, Senior Vice President--Chief Information Officer
         Jenna R. Nelson          38     Group Executive, Senior Vice President--Human Resources
                                         and Administration
         James T. Holder          43     General Counsel and Corporate Secretary
         William N. Rocktoff      39     Vice President and Controller

         JOHN H. SYKES has held the titles and responsibilities of Chairman and Chief Executive Officer of the Company since December 1998. He has been President of the Company from inception in 1977 until December 1998. Previously, Mr. Sykes was Senior Vice President of CDI Corporation, a publicly held technical services firm.

         W. MICHAEL KIPPHUT, a CPA, joined the Company in March 2000 as Vice President and Chief Financial Officer and was named Group Executive, Senior Vice President-- Finance in June 2001. From September 1998 to February 2000, Mr. Kipphut held the position of Vice President and Chief Financial Officer for USA Floral Products, Inc., a publicly held worldwide perishable products distributor. From September 1994 until September 1998, Mr. Kipphut held the position of Vice President and Treasurer for Spalding & Evenflo Companies, Inc., a global manufacturer of consumer products. Previously, Mr. Kipphut held various financial positions including Vice President and Treasurer in his 17 years at Tyler Corporation, a publicly held diversified holding company.

         CHARLES E. SYKES joined the Company in 1986 and was named General Manager, Senior Vice President--Americas in June 2001. Prior to that, he held the position of Senior Vice President, Marketing since March 2000. In December 1996, Mr. Sykes was appointed Vice President Sales and held the position of Regional Manager of the Midwest Region for Professional Services from 1992 until 1996. Mr. Charles E. Sykes is the son of Mr. John H. Sykes.

         HARRY A. JACKSON, JR. joined the Company in 1997 and was named General Manager, Senior Vice President--EMEA in June 2001. Before relocating to Europe in 1998 to assume responsibility for the EMEA operations group as Group Vice President of Operations, Mr. Jackson served as a Client services Director in the U.S. Prior to joining the Company in 1997, Mr. Jackson held various positions with MCI, Synergetics and Brooks International.

         GERRY L. ROGERS joined the Company in February 1999 as Group Vice President, North America and was named Group Executive, Senior Vice President and Chief Information Officer during July 2000. From March 2000 until July 2000, Mr. Rogers held the position of Senior Vice President--The Americas. From 1968 to 1999, Mr. Rogers held various management positions with AT&T, a publicly held telecommunications firm, most recently as General Manager for the Business Growth Markets.

         JENNA R. NELSON joined the Company in August 1993 and was named Group Executive, Senior Vice President--Human Resources and Administration in July 2001. From January 2001 until July 2001, Ms. Nelson held the position of Group Executive and Vice President, Human Resources. In August 1998, Ms. Nelson was appointed Vice President, Human Resources and held the position of Director, Human Resources and Administration from August 1996 to July 1998. From August 1993 until July 1996, Ms. Nelson served in various management positions within the Company, including Director of Administration.

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

         WILLIAM N. ROCKTOFF joined the Company in August 1997 as Corporate Controller and was named Treasurer and Corporate Controller in December 1999 and Vice President and Controller in March 2002. From November 1989 to August 1997, Mr. Rocktoff held various financial positions, including Corporate Controller, at Kimmins Corporation, a publicly held contracting company.

ITEM 2. PROPERTIES

         The Company's principal executive offices are located in Tampa, Florida. This facility currently serves as the headquarters for senior management, the financial and administrative departments and the Tampa office. The following table sets forth additional information concerning the Company's facilities:

                                                                                      Square
         Properties                     General Usage                                   Feet               Lease Expiration
         ------------------------------------------------------------------------------------------------------------------
         UNITED STATES LOCATIONS
         Tampa, Florida                Corporate headquarters                          18,000              December 2002
         Tampa, Florida                Office                                          56,900              June 2002

         Ada, Oklahoma                 Customer support center                         42,000              Company owned
         Bismarck, North Dakota        Customer support centers (2)                    84,000              Company owned
         Marianna, Florida             Customer support center                         42,000              Company owned
         Palatka, Florida              Customer support center                         42,000              Company owned
         Wise, Virginia                Customer support center                         42,000              Company owned
         Greeley, Colorado             Customer support center                         42,000              Company owned
         Hays, Kansas                  Customer support center                         42,000              Company owned
         Klamath Falls, Oregon         Customer support center                         42,000              Company owned
         Manhattan, Kansas             Customer support center                         42,000              Company owned
         Milton-Freewater, Oregon      Customer support center                         42,000              Company owned
         Morganfield, Kentucky         Customer support center                         42,000              Company owned
         Perry County, Kentucky        Customer support center                         42,000              Company owned
         Minot, North Dakota           Customer support center                         42,000              Company owned
         Pikesville, Kentucky          Customer support center                         42,000              Company owned
         Ponca City, Oklahoma          Customer support center                         42,000              Company owned
         Scottsbluff, Nebraska         Customer support center                         42,000              Company owned
         Sterling, Colorado            Customer support center                         34,000              Company owned
         Eveleth, Minnesota            Customer support center                         42,000              Company owned

         Nashville, Tennessee          Distribution center                             91,200              October 2002

         Atlanta, Georgia              Office                                           4,900              June 2003
         Cary, North Carolina          Office                                           3,700              March 2003
         Charlotte, North Carolina     Office                                           4,400              May 2003
         Charlotte, North Carolina     Office                                          37,800              October 2003
         Dallas, Texas                 Office                                           3,000              June 2003
         Poughkeepsie, New York        Office                                           1,000              January 2003
         St. Louis, Missouri           Office                                           5,700              September 2004

         INTERNATIONAL LOCATIONS
         Amsterdam, The Netherlands    Customer support center/Headquarters            70,500              July 2004
         London, Ontario, Canada       Customer support center/Headquarters            45,000              Company owned

         Budapest, Hungary             Customer support center                         15,700              June 2002
         Edinburgh, Scotland           Customer support center/Office                  36,000              September 2019
         Heredia, Costa Rica           Customer support centers (2)/Office             58,000              December 2006
         Toronto, Ontario, Canada      Customer support center                         14,600              December 2006
         Toronto, Ontario, Canada      Customer support center                          1,912              August 2002
         Moncton, New Brunswick        Customer support center                          8,200              December 2006
         North Bay, Ontario, Canada    Customer support center                          5,371              March 2004
         Turku, Finland                Customer support center                         12,510              February 2005
         Les Ulis, France              Customer support center                         36,200              January 2007
         Bochum, Germany               Customer support center                         37,780              July 2004
         Hannover, Germany             Customer support center                         12,500              November 2008
         Pasewalk, Germany             Customer support center                         46,070              March 2007
         Wilhelmshaven, Germany        Customer support centers (2)                    36,800              March 2003
         Manila, the Philippines       Customer support center                         22,747              January 2005
         Manila, the Philippines       Customer support center                         38,983              September 2002/
                                                                                                           March 2005
         Sunninghill, South Africa     Customer support center                         24,090              June 2002
         Ed, Sweden                    Customer support center                         44,000              November 2002
         Sveg, Sweden                  Customer support center                         34,960              June 2002
         Istanbul, Turkey              Customer support center                         20,700              June 2002
         Shanghai, PRC                 Customer support center                         41,900              May 2002
         Florence, Italy               Customer support center                         32,300              September 2002
         Shannon, Ireland              Customer support center and                     66,000              April 2013
                                        Distribution center

         Aachen, Germany               Distribution center                             49,400              September 2002
         Sevran, France                Distribution center                             19,400              August 2002
         Galashiels, Scotland          Distribution center                            126,700              Company owned
         Upplands Vasby, Sweden        Distribution center and Sales office            23,498              October 2004

         Vancouver, British Columbia   Sales office                                       400              June 2002

         Esslingen, Germany            Office                                           9,200              December 2005

ITEM 3. LEGAL PROCEEDINGS

A. CLASS ACTION LITIGATION

         A consolidated class action lawsuit against the Company is pending in the United States District Court for the Middle District of Florida. The plaintiffs purport to assert claims on behalf of a class of purchasers of Sykes' common stock during the period from July 27, 1998 through September 18, 2000. The consolidated action claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule lOb-5 promulgated thereunder. Among other things, the consolidated action alleges that during 2000, 1999, and 1998, the Company and certain of its officers made materially false statements concerning the Company's financial condition and its future prospects. The consolidated complaint also claims that certain of the Company's quarterly financial statements during 1999 and 1998 were not prepared in accordance with generally accepted accounting principles. The consolidated action seeks compensatory and other damages, and costs and expenses associated with the litigation. Although the Company denies the plaintiff's allegations and intends to defend the actions vigorously, it cannot predict the outcome or the impact this action may have on the Company. The outcome of this lawsuit or any future lawsuits, claims, or investigations relating to the same subject matter may have a material adverse impact on the Company's financial condition and results of operations.

         During the third quarter of 2001, the Company successfully settled the lawsuit filed by Kyrus Corporation that asserted functionality issues associated with software that Kyrus had licensed from the Company in 1998. In settlement of the lawsuit, the Company returned 1.0 million shares of Kyrus convertible preferred stock valued at $5.5 million, originally received in exchange for the license. Upon return of the stock, the Company received a $5.0 million cash payment from its insurance carrier. The remaining $0.5 million investment in the Kyrus preferred stock was written off against previously established reserves, and accordingly, there was no impact from this settlement on the results of operations for the year ended December 31, 2001.

B. OTHER LITIGATION

         The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company's future financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the year covered by this report.

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

                                              High            Low
-------------------------------------------------------------------
Year ended December 31, 2001:
First Quarter.........................     $   5.94        $   4.31
Second Quarter........................        11.10            4.75
Third Quarter.........................        13.47            5.24
Fourth Quarter........................        12.00            5.58

Year ended December 31, 2000:
First Quarter.........................     $  52.25        $  13.38
Second Quarter........................        23.25           12.25
Third Quarter.........................        16.00            4.38
Fourth Quarter........................         7.00            3.31

         Holders of Sykes' common stock are entitled to receive dividends out of the funds legally available when and if declared by the Board of Directors. Sykes has not declared or paid any cash dividends on its common stock in the past. Sykes currently anticipates that all of its earnings will be retained for development and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's credit facilities contain substantial restrictions on the payment of cash dividends.

         As of March 5, 2002, there were approximately 2,150 holders of record of the common stock. The Company believes that there were approximately 11,000 beneficial owners of its common stock.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

         The following selected financial data has been derived from the Company's consolidated financial statements. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's Consolidated Financial Statements and related notes.

                                                                              Years Ended December 31,
(In thousands, except per share data)                      2001           2000           1999          1998          1997
---------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Revenues ..........................................      $496,722      $ 603,606       $572,742      $460,102      $351,593
Income (loss) from operations(2,3,5,6,8) ..........           135        (12,308)        37,037        31,414        24,392
Net income(2,3,4,5,6,7,8,9) .......................           409         46,787         20,534         1,656         7,631
Net income per basic share(2,3,4,5,6,7,8,9) .......          0.01           1.13           0.49          0.04          0.19
Net income per diluted share(2,3,4,5,6,7,8,9) .....          0.01           1.13           0.48          0.04          0.18

PRO FORMA INFORMATION ASSUMING
ACCOUNTING CHANGE IS APPLIED
RETROACTIVELY(1):
Revenues ..........................................      $496,722      $ 603,606       $571,243      $460,102      $351,593
Income (loss) from operations(2,3,5,6,8) ..........           135        (12,308)        35,538        31,414        24,392
Net income(2,3,4,5,6,7,8,9) .......................           409         47,706         19,615         1,656         7,631
Net income per basic share(2,3,4,5,6,7,8,9) .......          0.01           1.15           0.47          0.04          0.19
Net income per diluted share(2,3,4,5,6,7,8,9) .....          0.01           1.15           0.46          0.04          0.18

BALANCE SHEET DATA:
Working capital ...................................      $ 96,547      $  92,964       $ 93,075      $ 84,632      $116,661
Total assets ......................................       309,780        357,954        420,732       362,270       268,197
Long-term debt, less current installments .........            --          8,759         80,053        75,448        35,990
Shareholders' equity ..............................       191,212        195,892        193,233       158,316       152,560

(1) Effective January 1, 2000, the Company changed its policy regarding the recognition of revenue based on criteria established by Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101").

(2) The amounts for 2001 are inclusive of $14.6 million of restructuring and other charges and $1.5 million of charges associated with the impairment of long-lived assets.

(3) The amounts for 2000 are inclusive of $7.8 million of compensation expense related to payments made to certain SHPS, Incorporated ("SHPS") option holders as part of the Company's sale of a 93.5% ownership interest in SHPS that occurred on June 30, 2000 and $30.5 million of restructuring and other charges.

(4) The amounts for 2000 are inclusive of an $84.0 million gain from the sale of a 93.5% ownership interest in SHPS that occurred on June 30, 2000 and a gain of $0.7 million related to the sale of a small Canadian operation that sold roadside assistance memberships for which the Company provides customer support and $38.3 million of one-time items as identified in note (3) above.

(5) The amounts for 1999 are inclusive of $6.0 million of charges associated with the impairment of long-lived assets.

(6) The amounts for 1998 are inclusive of $0.5 million of expense associated with accrued severance costs, $1.4 million of one-time merger and related charges associated with acquisitions and $14.5 million of acquisition related in-process research and development costs.

(7) The amounts for 1998 are inclusive of $3.9 million of acquisition related in process research and development costs incurred by a joint venture entity, $7.3 million of charges associated with the write-down of marketable securities and $16.4 million of one-time charges as identified in note (6) above.

(8) The amounts for 1997 are inclusive of $12.2 million of charges associated with the impairment of long-lived assets and one-time merger and related charges associated with an acquisition.

(9) The amounts for 1997 are inclusive of $2.8 million of expense associated with acquisition related in-process research and development costs incurred by a joint venture entity, $1.2 million of one-time merger and related charges associated with an acquisition and $12.2 million of one-time charges as identified in note (8) above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the Consolidated Financial Statements and the notes thereto that appear elsewhere in this document. The following discussion and analysis compares the year ended December 31, 2001 ("2001") to the year ended December 31, 2000 ("2000"), and 2000 to the year ended December 31, 1999 ("1999").

         The following discussion and analysis and other sections of this document contain forward-looking statements that involve risks and uncertainties. Words such as "may," "expects," "projects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe the Company's future plans, objectives, or goals also are forward-looking statements. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis and in this Form 10-K for the year ended December 31, 2001 in Item 1 in the section entitled "Factors Influencing Future Results and Accuracy of Forward-Looking Statements."

OVERVIEW

         The Company derives its revenue from providing outsourced customer management solutions and services through two business segments-Business Services and Business Solutions.

         Business Services provides customer support outsourcing with emphasis on technical support and customer service, delivered through multiple communication channels encompassing phone, e-mail, web and chat. Revenue from technical support and customer service, provided through the Company's support centers, is recognized as services are rendered. These services are billed on an amount per e-mail, a fee per call, a rate per minute or on a time and material basis. Revenue from fulfillment services is generally billed on a per unit basis.

         Business Solutions provides consultative professional services and technical staffing in customer relationship management (CRM) with a focus on business strategy, project management, business process redesign, change management, knowledge management, education, training and web development. Revenues from Business Solutions usually are billed on a time and material basis, generally by the hour, and revenues generally are recognized as the services are provided. Revenues from fixed price contracts, generally with terms of less than one year, are recognized using the percentage-of-completion method. A significant majority of the Company's revenue is derived from non-fixed price contracts. The Company has not experienced material losses due to fixed price contracts and does not anticipate a significant increase in revenue derived from such contracts in the future.

         Direct salaries and related costs include direct personnel compensation, statutory and other benefits associated with such personnel and other direct costs associated with providing services to customers. General and administrative expenses include administrative, sales and marketing, occupancy, depreciation and amortization, and other costs.

         Other income (expense) consists primarily of interest expense, net of interest income, the gain on sale of SHPS in 2000 and foreign currency transaction gains and losses. Foreign currency transaction gains and losses generally result from exchange rate fluctuations on intercompany transactions.

         Recognition of income associated with grants from local or state governments of land and the acquisition of property, buildings and equipment is deferred and recognized as a reduction of depreciation expense included within general and administrative costs over the corresponding useful lives of the related assets. Amounts received in excess of the cost of the building are allocated to equipment and, only after the grants are released from escrow, recognized as a reduction of depreciation expense over the weighted average useful life of the related equipment, which approximates five years. Deferred property and equipment grants, net of amortization, totaled $39.5 million and $31.8 million at December 31, 2001 and 2000, respectively.

         The Company's effective tax rate for the periods presented reflects the effects of foreign taxes, net of foreign income not taxed in the United States, nondeductible expenses for income tax purposes and a tax basis difference on the sale of an equity interest in SHPS during 2000.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in the Company's statements of operations:

                                              Years Ended December 31,
                                          2001         2000         1999
-------------------------------------------------------------------------
PERCENTAGES
OF REVENUES:
Revenues .........................       100.0%       100.0%        100.0%
Direct salaries and
  related costs ..................        63.4         63.3          64.6
General and administrative .......        33.3         32.4          27.9
Compensation expense
  associated with
  exercise of options ............          --          1.3            --
Restructuring and
  other charges ..................         2.9          5.0            --
Impairment of
  long-lived assets ..............         0.3           --           1.0
                                         --------------------------------
Income (loss) from
  operations .....................         0.1         (2.0)          6.5
Other income (expense)(1) ........          --         13.4          (0.6)
                                         --------------------------------
Income before provision
  (benefit) for income taxes
  and cumulative effect of
  change in accounting
  principle ......................         0.1         11.4           5.9
Provision (benefit) for
  income taxes ...................          --          3.5           2.4
                                         --------------------------------
Income before cumulative
  effect of change in
  accounting principle ...........         0.1          7.9           3.5
Cumulative effect of change
  in accounting principle ........          --         (0.2)           --
                                         --------------------------------
Net income .......................         0.1%         7.7%          3.5%
                                         ================================

(1) Includes gain on sale of a 93.5% ownership interest in SHPS of 13.9% in 2000.

2001 COMPARED TO 2000

REVENUES

         For 2001, the Company recorded consolidated revenues of $496.7 million, a decrease of $106.9 million or 17.7%, from $603.6 million of consolidated revenues for the comparable period during 2000. Exclusive of SHPS, in which 93.5% of the Company's ownership interest was sold on June 30, 2000, and exclusive of U.S. fulfillment and the Company's localization operations, from which the Company exited in connection with the fourth quarter 2000 restructuring, revenues decreased $39.3 million or 7.3% for 2001 to $496.0 million, from $535.3 million for the comparable period during 2000. This decrease in revenue was the result of a $31.8 million or 6.5% decrease in Business Services' revenues, exclusive of SHPS and U.S. fulfillment operations, and a decrease of $7.5 million or 17.0% from Business Solutions' revenues, exclusive of the Company's localization operations.

         The decrease in Business Services' revenues for 2001 was primarily attributable to continued delays in new sales due to cautious spending decisions and reductions in clients and client volumes as a result of the economic slowdown and the Company's decision to unwind certain relationships with high-risk dot.com companies. The Company's revenues were also affected by continued declines in European fulfillment revenues due to lower overall demand and cutbacks from clients that are challenged by the current economic and market environment and a $3.5 million one-time licensing fee recorded during the comparable period in 2000.

         The decrease in Business Solutions' revenues for 2001 was primarily due to competitive pricing pressures and a decline in the demand for consultative professional services, including technical staffing, from clients who have been affected by the economic slowdown and have reacted by delaying technical projects.

DIRECT SALARIES AND RELATED COSTS

         Direct salaries and related costs decreased $67.1 million or 17.6% to $315.1 million for 2001, from $382.2 million in 2000. As a percentage of revenues (excluding the $3.5 million one-time licensing fee in 2000), direct salaries and related costs decreased slightly to 63.4% in 2001 from 63.7% for the comparable period in 2000. The decrease in direct salaries and related costs was primarily attributable to a $49.5 million decrease in direct salaries and related costs associated with SHPS, U.S. fulfillment and the Company's localization operations and an $8.5 million decrease in direct material costs associated primarily with the European fulfillment services. As a percentage of revenues (excluding the $3.5 million one-time licensing fee in 2000), direct salaries and related costs, exclusive of SHPS, U.S. fulfillment and the Company's localization operations, increased to 63.5% in 2001 from 62.5% for the comparable period in 2000.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses decreased $30.0 million or 15.4% to $165.4 million for 2001, from $195.4 million in 2000. As a percentage of revenues (excluding the $3.5 million one-time licensing fee in 2000), general and administrative expenses increased to 33.3% in 2001 from 32.6% for the comparable period in 2000. The decrease in the dollar amount of general and administrative expenses was primarily attributable to a $28.2 million decrease in general and administrative expenses associated with SHPS, U.S. fulfillment and the Company's localization operations, a $2.6 million decrease in telephone expense and a $4.7 million decrease in bad debt expense offset by a $3.9 million increase in depreciation and amortization associated with facility and capital equipment expenditures incurred in connection with both technology infrastructure and the expansion of the Company's technical and customer support centers. As a percentage of revenues (excluding the $3.5 million one-time licensing fee in 2000), general and administrative expenses, exclusive of SHPS, U.S. fulfillment and the Company's localization operations, increased to 33.3% in 2001 from 32.8% for the comparable period in 2000.

COMPENSATION EXPENSE

         Compensation expense associated with the exercise of options was zero and $7.8 million for 2001 and 2000, respectively. The charge in 2000 related to payments made to certain SHPS' option holders as part of the Company's sale of a 93.5% ownership interest in SHPS that occurred on June 30, 2000.

RESTRUCTURING AND OTHER CHARGES

         The Company recorded restructuring and other charges of $14.6 million and $30.5 million during 2001 and 2000, respectively. The 2001 charges included
(1) the closure and consolidation of two U.S. Business Services customer support centers; (2) the closure of two U.S. Business Solutions offices; (3) the closure of one European fulfillment center; (4) elimination of redundant property, leasehold improvements and equipment; (5) lease termination costs associated with vacated properties and equipment; and (6) severance and related costs. The 2000 charges included (1) the consolidation of certain of the Company's fulfillment operations and its Tampa, Florida technical support center and the elimination of the worldwide translation and localization business; (2) the consolidation of certain of the Company's professional services locations; (3) elimination of redundant property, leasehold improvements and equipment; (4) lease termination costs associated with vacated properties and transportation equipment; and (5) severance and related costs.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company recorded an impairment charge of $1.5 million during 2001 related to the write-off of certain non-performing assets, including software and equipment no longer used by the Company.

OTHER INCOME AND EXPENSE

         Other income was $0.1 million during 2001 compared to other expense of $2.8 million during 2000, exclusive of the gain on the sale of SHPS of $84.0 million. This decrease was attributable to a decrease of $3.4 million in interest expense associated with a decrease in the Company's average outstanding debt position. The Company's average outstanding debt balance for 2001 was $1.4 million compared to $54.4 million for 2000. The decrease in the average debt balance is principally due to the repayment of debt from net cash flows provided by operating activities and the proceeds generated from the sale of SHPS.

         On June 30, 2000, the Company sold 93.5% of its ownership interest in SHPS for $165.5 million cash. The sale of SHPS resulted in a gain for financial accounting purposes of $84.0 million ($59.9 million net of taxes) in 2000.

INCOME TAXES

         The benefit for income taxes was $0.2 million for 2001, compared to a provision for income taxes of $21.2 million for 2000. The decrease of $21.4 million in the provision (benefit) for income taxes was primarily attributable to the decrease in income for 2001 (as the comparable period in 2000 included the gain on sale of SHPS), shifts in the Company's mix of earnings within tax jurisdictions and the tax benefit associated with the disposition of a foreign subsidiary initiated during the third quarter of 2001. The provision (benefit) for income taxes differs from the expected provision (benefit) for income taxes, when applying the statutory federal income tax rate, primarily due to the beneficial effects of the disposition of a foreign subsidiary, the effects of foreign, state and local income taxes, foreign income not subject to federal and state income taxes, valuations on net operating loss carryforwards and foreign asset basis step up, non-deductible intangibles and other permanent differences.

NET INCOME

         As a result of the foregoing, inclusive of restructuring, other and impairment charges identified above, net income decreased to $0.4 million in 2001 from $46.8 million in 2000. Exclusive of $14.6 million in restructuring and other charges and $1.5 million in impairment charges, net income for 2001 would have been $11.3 million.

2000 COMPARED TO 1999

REVENUES

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

         The increase in Business Services' revenues for 2000 was primarily attributable to an increase in the number of technical and customer support centers providing services throughout the period, and the resulting increase in e-mail requests and telephony call volumes from clients, the licensing of the Company's diagnostic software, partially offset by a decrease from distribution and fulfillment services revenues. The new support centers were required as a result of continued organic growth of technical and customer support services from both e-commerce and telephony support services. The Company had an additional four domestic and two international technical and customer support centers fully operational in 2000 and significantly expanded an additional four international centers. During 2000, the Company recognized $8.0 million of revenue associated with the licensing of the Company's diagnostic software, of which $3.5 million related to a one-year AnswerTeam(TM) licensing agreement and $3.6 million related to the pro rata recognition of revenue associated with a multi-year AnswerTeam(TM) licensing agreement completed during 1999. The decrease in distribution and fulfillment services revenues for 2000 was primarily attributable to the closing of three international and two domestic distribution and fulfillment centers as part of the Company's restructuring plans and a client's decision to discontinue its operations within North America.

         The increase in Business Solutions' revenues was attributable to a focus on professional e-commerce services, including web design, development and program management and an increase in the average bill rate charged for consulting services. The increase in Business Solutions' revenues for 2000 is partially offset by a $0.7 million decline in worldwide translation and localization services and a $1.9 million reduction in revenues associated with the sale of the Company's Manufacturing and Distribution operations during the second quarter of 1999.

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

RESTRUCTURING AND OTHER CHARGES

         The Company recorded restructuring and other charges of $30.5 million during 2000. These charges were associated with (1) the consolidation of certain of the Company's fulfillment operations in Europe and its Tampa, Florida technical support center; (2) the closure of the U.S. fulfillment operations;
(3) the elimination of the worldwide translation and localization business; (4) the consolidation of certain of the Company's professional services locations;
(5) elimination of redundant property, leasehold improvements and equipment; (6) lease termination costs associated with vacated properties and transportation equipment; and (7) severance payments to the Company's former President.

OTHER INCOME AND EXPENSE

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

INCOME TAXES

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

NET INCOME

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

QUARTERLY RESULTS

         The following information presents unaudited quarterly operating results for the Company for 2001 and 2000. The data has been prepared by the Company on a basis consistent with the Consolidated Financial Statements included elsewhere in this Form 10-K, and include all adjustments, consisting of normal recurring accruals that the Company considers necessary for a fair presentation thereof. The operating results for the quarters ended September 30, 2000, June 30, 2000 and March 31, 2000 have been adjusted to give effect to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which was adopted in the fourth quarter of 2000, retroactive to January 1, 2000 in accordance with Statement of Financial Accounting Standards No. 3, "Reporting Accounting Changes in Interim Financial Statements."

AS ADJUSTED FOR SAB 101,
EFFECTIVE JANUARY 1, 2000
(In thousands, except per share data)        12/31/01  9/30/01   6/30/01  3/31/01  12/31/00   9/30/00   6/30/00  3/31/00
-------------------------------------------------------------------------------------------------------------------------
Revenues ................................... $120,307  $112,742 $123,252 $140,421  $148,144  $136,954  $155,798  $162,710
Direct salaries and related costs ..........   76,670    71,323   78,413   88,712    94,003    87,940    98,422   101,871
General and administrative .................   41,431    40,518   40,193   43,247    48,609    52,064    47,787    46,914
Compensation expense associated
  with exercise of options .................       --        --       --       --        --        --     7,836        --
Restructuring and other charges ............   14,600        --       --       --    20,828        --     9,640        --
Impairment of long-lived assets ............    1,480        --       --       --        --        --        --        --
                                             -----------------------------------------------------------------------------
Income (loss) from operations ..............  (13,874)      901    4,646    8,462   (15,296)   (3,050)   (7,887)   13,925
Other income (expense)(1) ..................      114       139      158     (360)      800    (1,434)   83,076    (1,237)
                                             -----------------------------------------------------------------------------
Income (loss) before provision (benefit) for
  income taxes and cumulative effect of
  change in accounting principle ...........  (13,760)    1,040    4,804    8,102   (14,496)   (4,484)   75,189    12,688
Provision (benefit) for income taxes .......   (4,412)     (667)   1,777    3,079    (3,765)   (1,660)   21,693     4,923
                                             -----------------------------------------------------------------------------
Income (loss) before cumulative effect of
  change in accounting principle ...........  $(9,348)    1,707    3,027    5,023   (10,731)   (2,824)   53,496     7,765
Cumulative effect of change in accounting
  principle, net of income taxes of $580 ...       --        --       --       --        --        --        --      (919)
                                             -----------------------------------------------------------------------------
Net income (loss) .......................... $ (9,348) $  1,707 $  3,027 $  5,023  $(10,731) $ (2,824) $ 53,496  $  6,846
                                             =============================================================================
Net income (loss) per basic share(2):
  Income (loss) before cumulative effect
    of change in accounting principle ...... $  (0.23) $   0.04 $   0.08 $   0.13  $  (0.27) $  (0.07) $   1.27  $   0.18
  Cumulative effect of change in
    accounting principle ...................       --        --       --       --        --        --        --     (0.02)
                                             -----------------------------------------------------------------------------
  Net income (loss) per basic share ........ $  (0.23) $   0.04 $   0.08 $   0.13  $  (0.27) $  (0.07) $   1.27  $   0.16
                                             =============================================================================

Total weighted average basic shares ........   40,242    40,175   40,164   40,137    40,373    41,134    42,031    42,606

Net income (loss) per diluted share(2):
  Income (loss) before cumulative effect
    of change in accounting principle ...... $  (0.23) $   0.04 $   0.07 $   0.12  $  (0.27) $  (0.07) $   1.27  $   0.18
  Cumulative effect of change in
    accounting principle ...................       --        --       --       --        --        --        --     (0.02)
                                             -----------------------------------------------------------------------------
  Net income (loss) per diluted share ...... $  (0.23) $   0.04 $   0.07 $   0.12  $  (0.27) $  (0.07) $   1.27  $   0.16
                                             =============================================================================
Total weighted average diluted shares ......   40,242    40,520   40,463   40,251    40,373    41,134    42,098    42,902


(1) The quarter ended June 30, 2000 includes an $84.0 million gain associated with the sale of SHPS.

(2) Net income (loss) per basic and diluted share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

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

         In 2001, the Company generated $60.7 million in cash from operating activities and received $9.1 million in cash from grant proceeds which were used primarily to invest $39.1 million in capital expenditures, pay down $8.4 million in borrowings under the Company's credit facilities and increase available cash $19.9 million.

         Net cash flows provided by operating activities for 2001 was $60.7 million compared to $23.3 million for 2000. The $37.4 million increase in net cash flows provided by operating activities or $46.7 million decrease in net cash flows excluding the gain on sale of SHPS in 2000, was a result of a decrease in net income of $46.4 million and a net decrease in non-cash expenses of $9.7 million offset by a net increase in assets and liabilities of $9.4 million. This net increase in assets and liabilities of $9.4 million was principally due to an increase in the net cash flows generated from the decrease of $77.2 million in receivables, primarily due to increased collection efforts and a decrease in revenues, a decrease of $5.0 million in other assets, related to the settlement of the Kyrus lawsuit, offset by a decrease in deferred revenue of $10.1 million, primarily related to revenue for diagnostic software, a decrease in income taxes payable of $17.9 million, primarily related to the taxes on the gain on the sale of SHPS in 2000, and a decrease of $44.8 million in accounts payable and other accrued accounts.

         Capital expenditures, which are generally funded by cash generated from operating activities and borrowings available under the Company's credit facilities, were $39.1 million for 2001 compared to $72.3 million for 2000. Capital expenditures for 2001 were $33.2 million lower than 2000, or $25.9 million lower excluding SHPS. In 2001, approximately 75% of the capital expenditures were the result of investing in new and existing technical and customer support centers and 25% was expended for systems infrastructure and other assets. The Company anticipates capital expenditures in the range of $30.0 million to $35.0 million for the year 2002.

         The primary sources of cash flows from financing activities are from borrowings under the Company's credit facilities with a syndicate of lenders. On December 21, 2001, in connection with a reorganization of certain of the Company's legal entities intended to provide for a more efficient transfer of funds on a global basis, the Company amended and restated its existing credit facilities (the "Amended Credit Facilities"). The Amended Credit Facilities provided that two new U.S. subsidiaries become additional guarantors and that the Company pledge between 65% and 100% of the common stock of all of the Company's material subsidiaries. Pursuant to the terms of the Amended Credit Facilities, the amount of the Company's revolving credit facility is $100.0 million. The $100.0 million revolving credit facility includes a $10.0 million swingline loan to be used for working capital purposes. In addition, the Company has a $15.0 million multi-currency credit facility that provides for multi-currency lending. The revolving credit facility expires on February 28, 2003, and the multi-currency facility expired on February 28, 2002. The Amended Credit Facilities prohibit, without the consent of the syndicated lenders, the Company from incurring additional indebtedness, limits certain investments, advances or loans, and restricts substantial asset sales, capital expenditures, stock repurchases and cash dividends. At December 31, 2001, the Company was in compliance with all loan requirements. At December 31, 2001, the Company had $50.0 million in cash and cash equivalents and $115.0 million of availability under its credit facilities.

         The Company believes that its current cash levels, available funds under its credit facilities and cash flows from future operations, will be adequate to meet its debt repayment requirements, continued expansion objectives and anticipated levels of capital expenditures for the foreseeable future.

         The following summarizes the Company's contractual cash obligations at December 31, 2001, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

                                                                                 Payments Due By Period
                                                      ------------------------------------------------------------------------------
(In thousands)                                          Total     Less Than 1 Year     1-3 Years       4-5 Years       After 5 Years
------------------------------------------------------------------------------------------------------------------------------------
CONTRACTUAL CASH OBLIGATIONS:
Capital lease obligations ...................         $     94         $     94         $     --         $    --         $     --
Operating leases ............................           49,623           11,225           13,070           6,455           18,873
Unconditional purchase obligations ..........            4,709            2,400            2,309              --               --
                                                      ------------------------------------------------------------------------------
   Total contractual cash obligations .......         $ 54,426         $ 13,719         $ 15,379         $ 6,455         $ 18,873
                                                      ==============================================================================

         At December 31, 2001 and 2000, the Company did not have any other commercial commitments, such as guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

         The Company believes the following accounting policies are the most critical since these policies require significant judgment or involve complex estimations that are important to the portrayal of the Company's financial condition and operating results:

- The Company recognizes revenue associated with the grants of land and the grants for the acquisition of property, buildings and equipment for customer support centers over the corresponding useful lives of the related assets. Should the useful lives of these assets change for reasons such as the sale or disposal of the property, the amount of revenue recognized would be adjusted accordingly.

- The Company recognizes revenue as work progresses on fixed price contracts using the percentage-of-completion method of accounting, which relies on estimates of total expected revenue and related costs. Revisions to these estimates, which could result in adjustments to fixed price contracts and estimated losses, would be recorded in the period when such adjustments or losses are known.

- The Company maintains allowances for doubtful accounts for estimated losses arising from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required which would reduce income.

- The Company records valuation allowances to reduce the deferred tax assets to the amount that is more likely than not to be recognized. While the Company considers taxable income in assessing the need for a valuation allowance, in the event the Company determines it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment would be made and income increased in the period of such determination. Likewise, in the event the Company determines it would not be able to realize all or part of its deferred tax assets in the future, an adjustment would be made and charged against income in the period of such determination.

- The Company holds a minority interest in SHPS, Incorporated as a result of the sale of a 93.5% ownership interest in June 2000. If the Company believes the investment has experienced a decline in value that is other than temporary, the Company would record an impairment charge or loss. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment that may not be reflected therein; and therefore, might require the Company to record an impairment charge in the future.

- The Company reviews long-lived assets, including goodwill and certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Upon determination that the carrying value of the asset is impaired, the Company would record an impairment charge or loss. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment that may not be reflected therein; and therefore, might require the Company to record an impairment charge in the future.

RELATED PARTY TRANSACTIONS

         During 2000, the Company terminated its ten-year operating lease agreement with the Company's Chairman (and majority shareholder) for its corporate aircraft and paid a lease termination fee of $3.5 million. This lease termination payment is included in restructuring and other charges in the accompanying Consolidated Statement of Income for the year ended December 31, 2000. Since the lease termination, the Company paid the Chairman (and majority shareholder) $0.8 million and $0.2 million for the use of the corporate aircraft in 2001 and 2000, respectively. The lease expense for each of the years ended December 31, 2000 and 1999, exclusive of lease termination payments, was $0.3 million and $0.6 million, respectively.

         The Board of Directors determined that a note receivable of $0.4 million due from the Company's Chairman (and majority shareholder) was a corporate expense to be forgiven and charged against income for the year ended December 31, 2001.

         During the years ended December 31, 2001 and 2000, the Company also paid a company, in which the Chairman (and majority shareholder) has an 80% equity interest, $0.5 million and $0.3 million, respectively, for management and site development services. This arrangement was terminated in July 2001.

         A member of the board of directors of the Company received broker commissions from the Company's 401(k) investment firm of $0.03 million for each of the years ended December 31, 2001, 2000, and 1999, respectively, and insurance commissions for the placement of the Company's various corporate insurance programs of $0.08 million for each of the years ended December 31, 2001, 2000 and 1999, respectively.

RECENT PRONOUNCEMENTS

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS No. 142 requires that goodwill and certain intangibles with indefinite lives no longer be amortized, but instead tested for impairment at least annually. Upon adoption of SFAS No. 142 effective January 1, 2002, there was no impairment of goodwill and the application of the non-amortization provision of SFAS No. 142 for goodwill is expected to result in an increase in income from operations of $0.7 million in 2002.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and (or) normal use of the asset. The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending March 31, 2003. Because of the effort necessary to comply with the adoption of SFAS No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of SFAS No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to SFAS No. 121. The Company adopted SFAS No. 144 effective January 1, 2002, and the adoption of this statement had no impact on the financial condition, results of operations, or cash flows of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURES

         The Company's earnings and cash flows are subject to fluctuations due to changes in non-U.S. currency exchange rates. The Company is exposed to non-U.S. exchange rate fluctuations as the financial results of non-U.S. subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact overall expected profitability. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in accumulated other comprehensive income in shareholders' equity. Movements in non-U.S. currency exchange rates may affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. Under its current policy, the Company does not use non-U.S. exchange derivative instruments to manage its exposure to changes in non-U.S. currency exchange rates.

         At December 31, 2001, the Company had no debt outstanding at variable interest rates. Based on the Company's level of variable rate debt outstanding during 2001, a one-point increase in the weighted average interest rate would increase the Company's annual interest expense by approximately $14.0 thousand. (The variable interest rates are generally equal to the Eurodollar rate plus an applicable margin.) The Company has not historically used derivative instruments to manage its exposure to changes in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by this item are located beginning on page 31 and page 21 of this report, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                                    PART III

ITEMS 10. THROUGH 13.

         All information required by Items 10 through 13, with the exception of information on Executive Officers which appears in the report under the caption "Executive Officers of the Registrant," is incorporated by reference to the Company's Proxy Statement for its Year 2002 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)      THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1)      CONSOLIDATED FINANCIAL STATEMENTS

         The Index to Consolidated Financial Statements is set forth on page 31 of this report.

(2)      FINANCIAL STATEMENT SCHEDULE

         Schedule II--Valuation and Qualifying Accounts is set forth on page 52 of this report.

(3)      EXHIBITS

Exhibit
   No.                            Exhibit Description
--------------------------------------------------------------------------------
2.1      Articles of Merger between Sykes Enterprises, Incorporated, a North
         Carolina Corporation, and Sykes Enterprises, Incorporated, a Florida
         Corporation, dated March 1, 1996.(1)

2.2      Articles of Merger between Sykes Enterprises, Incorporated and Sykes
         Realty, Inc.(1)

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

2.7      Joint Integration, Marketing and Distribution Agreement dated April 30,
         1997 by and between Sykes Enterprises, Incorporated and SystemSoft
         Corporation.(8)

2.8      Stock Purchase Agreement dated May 6, 1997 by and between Sykes
         Enterprises, Incorporated and SystemSoft Corporation.(9)

2.9 Acquisition Agreement, dated May 30, 1997, by and among the holders of all of the capital interests of Telcare Gesellschaft fur
         Telekommunikations-Mehrwertdienste mbH, Sykes Enterprises GmbH, and
         Sykes Enterprises, Incorporated.(6)

2.10 Acquisition Agreement, dated September 19, 1997, by and among the holders of all of the capital interests of TAS Telemarketing
         Gesellschaft fur Kommunikation and Dialog mbH, Sykes Enterprises, GmbH, and Sykes Enterprises, Incorporated.(7)

2.11 Acquisition Agreement, dated September 25, 1997, by and among the holders of all of the capital interests of TAS Hedi Fabinyi GmbH, Sykes
         Enterprises, GmbH, and Sykes Enterprises, Incorporated.(10)

2.12     Shareholder Agreement dated December 11, 1997, by and among Sykes
         Enterprises, Incorporated and HealthPlan Services Corporation.(12)

2.13 Acquisition Agreement, dated December 31, 1997, by and among the holders of all of the capital interests of McQueen International
         Limited and Sykes Enterprises, Incorporated.(11)

2.14     Stock Purchase Agreement, dated September 1, 1998, between HealthPlan
         Services Corporation and Sykes Enterprises, Incorporated.(16)

2.15 Acquisition Agreement, dated November 23, 1998, by and among the holders of all of the capital interests of TAS GmbH Nord Telemarketing and Vertriebsberatung, Sykes Enterprises, GmbH, and Sykes Enterprises,
         Incorporated.(18)

2.16 Combination Agreement, dated December 29, 1998, by and among the holders of all of the capital interests of Oracle Service Networks
         Corporation and Sykes Enterprises, Incorporated.(17)

2.17     Merger Agreement, dated as of June 9, 2000, among Sykes Enterprises,
         Incorporated, SHPS, Incorporated, Welsh Carson Anderson and Stowe,
         VIII, LP ("WCAS") and Slugger Acquisition Corp.(35)

3.1 Articles of Incorporation of Sykes Enterprises, Incorporated, as amended.(19)

3.2      Articles of Amendment to Articles of Incorporation of Sykes
         Enterprises, Incorporated, as amended.(20)

3.3      Bylaws of Sykes Enterprises, Incorporated, as amended.(21)

4.1      Specimen certificate for the Common Stock of Sykes Enterprises,
         Incorporated.(1)

10.1     Credit Agreement between NationsBank N.A. and Sykes Enterprises,
         Incorporated dated as of February 17, 1998.(14)

10.2     Amendment No. 1 to Credit Agreement between NationsBank N.A. and Sykes
         Enterprises, Incorporated dated as of March 20, 1998.(15)

10.3     Amended and Restated Credit Agreement among Sykes Enterprises,
         Incorporated and Bank of America, NA, dated May 2, 2000.(21)

10.4     Amendment No. 1 to Amended and Restated Credit Agreement among Sykes
         Enterprises, Incorporated and Bank of America, N.A., dated June 22,
         2001.(38)

10.5     Amendment No. 2 to Amended and Restated Credit Agreement among Sykes
         Enterprises, Incorporated and Bank of America, N.A., dated December 21,
         2001.

10.6     Credit Agreement among Sykes Enterprises, Incorporated and Bank of
         America, N.A. (formerly NationsBank, N.A.) dated February 27, 1998, as amended October 1998, January 18, 2000, May 2, 2000 and June 22,
         2001.(39)

10.7     Amendment No. 5 to Credit Agreement among Sykes Enterprises,
         Incorporated and Bank of America, N.A., dated December 21, 2001.

10.8 Employment Agreement dated as of March 6, 2000 between James E. Lamar and Sykes Enterprises, Incorporated.(23)*

10.9     Amended and Restated Employment Agreement dated as of February 18,
         2002, between Charles E. Sykes and Sykes Enterprises, Incorporated.*

10.10    Stock Option Agreement between Sykes Enterprises, Incorporated and
         David E. Garner dated as of December 31, 1995.(41)*

10.11    Amended and Restated 1996 Employee Stock Option Plan.(36)*

10.12    Amended and Restated 1996 Non-Employee Director Stock Option Plan.(36)*

10.13    1996 Non-Employee Directors' Fee Plan.(1)*

10.14    Form of Split Dollar Plan Documents.(1)*

10.15    Form of Split Dollar Agreement.(1)*

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

10.19 Tax Indemnification Agreement between Sykes Enterprises, Incorporated and John H. Sykes.(1)*

10.20    Consultant Agreement between Sykes Enterprises, Incorporated and E.J.
         Milani Consulting Corp. dated April 1, 1996.(1)*

10.21    1997 Management Stock Incentive Plan.(13)*

10.22    1999 Employees' Stock Purchase Plan.(22)*

10.23    2000 Stock Option Plan.(24)*

10.24 Employment Agreement dated as of March 6, 2000 between David L. Grimes and Sykes Enterprises, Incorporated.(25)*

10.25    Termination of aircraft Lease Agreement between JHS Leasing of Tampa,
         Inc., as lessor and Sykes Enterprises, Incorporated as lessee dated
         June 30, 2000.(29)

10.26    Employment Agreement dated July 31, 2000 between James E. Lamar and
         Sykes Enterprises, Incorporated.(30)*

10.27    Employment Separation Agreement dated as of September 20, 2000 between
         Dale W. Saville and Sykes Enterprises, Incorporated.(31)*

10.28    Employment Separation Agreement dated as of September 22, 2000 between
         Scott J. Bendert and Sykes Enterprises, Incorporated.(32)*

10.29    Employment Separation Agreement dated November 10, 2000 between David
         L. Grimes and Sykes Enterprises, Incorporated.(33)*

10.30    Employment Agreement dated July 31, 2000 between Mitchell I. Nelson and
         Sykes Enterprises, Incorporated.(34)*

10.31 Amended and Restated Employment Agreement dated as of October 1, 2001, between W. Michael Kipphut and Sykes Enterprises, Incorporated.*

10.32    2001 Equity Incentive Plan.(37)*

10.33 Employment Agreement dated as of March 6, 2000 between Scott J. Bendert and Sykes Enterprises, Incorporated.(26)*

10.34 Employment Agreement dated as of March 6, 2000 between Dale W. Saville and Sykes Enterprises, Incorporated.(27)*

10.35    Employment Separation Agreement dated July 5, 2001 between James E.
         Lamar and Sykes Enterprises, Incorporated.(40)*

10.36    Amended and Restated Employment Agreement dated as of February 18,
         2002, between Jenna R. Nelson and Sykes Enterprises, Incorporated.*

10.37    Amended and Restated Employment Agreement dated as of February 18,
         2002, between Gerry L. Rogers and Sykes Enterprises, Incorporated.*

10.38    Amended and Restated Executive Employment Agreement dated as of October
         1, 2001 between John H. Sykes and Sykes Enterprises, Incorporated.*

10.39    Employment Agreement dated as of October 1, 2001, between James T.
         Holder and Sykes Enterprises, Incorporated.*

10.40    Stock Option Agreement dated as of October 1, 2001, between Sykes
         Enterprises, Incorporated and James T. Holder.*

10.41    Stock Option Agreement dated as of October 1, 2001, between Sykes
         Enterprises, Incorporated and W. Michael Kipphut.*

10.42    Stock Option Agreement dated as of January 8, 2002, between Sykes
         Enterprises, Incorporated and John H. Sykes.*

10.43 Amended and Restated Employment Agreement dated as of March 6, 2002, between Sykes Enterprises, Incorporated and Harry A. Jackson, Jr.*

10.44    Employment Agreement dated as of October 1, 2001, between Sykes
         Enterprises, Incorporated and William N. Rocktoff.*

10.45    Employment Separation Agreement dated as of November 5, 2001, between
         Mitchell Nelson and Sykes Enterprises, Incorporated.*

21.1     List of subsidiaries of Sykes Enterprises, Incorporated.

23.1     Consent of Deloitte & Touche LLP.

23.2     Consent of Ernst & Young LLP.

24.1 Power of Attorney relating to subsequent amendments (included on the signature page of this report).

*        Indicates management contract or compensatory plan or arrangement

(l) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-2324) and incorporated herein by reference.

(2) Filed as Exhibit 2.1 to the Registrant's Form 8-K dated July 31, 1996, and incorporated herein by reference.

(3) Filed as Exhibit 2.1 to the Registrant's Form 8-K dated September 16, 1996, and incorporated herein by reference.

(4) Included as Appendix A to the Proxy Statement/Prospectus contained in the Registrant's Registration Statement on Form S-4 (Registration No. 333-20465) filed with the Commission on January 27, 1997, and incorporated herein by reference.

(5) Filed as Exhibit 2.6 to the Registrant's Form 10-Q filed with the Commission on May 8, 1997, and incorporated herein by reference.

(6) Filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed with the Commission on October 21, 1997, and incorporated herein by reference.

(7) Filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 13, 1998, and incorporated herein by reference.

(8) Filed as Exhibit 2.8 to the Registrant's Form 10-Q filed with the Commission on August 18, 1997, and incorporated herein by reference.

(9) Filed as Exhibit 2.7 to the Registrant's Form 10-Q filed with the Commission on August 18, 1997, and incorporated herein by reference.

(10) Filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed with the Commission on February 13, 1998, and incorporated herein by reference.

(11) Filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on dated January 15, 1998, and incorporated herein by reference.

(12) Filed as Exhibit 2.12 to the Registrant's Form 10-K filed with the Commission on March 16, 1998, and incorporated herein by reference.

(13) Filed as Exhibit 10 to the Registrant's Form 10-Q filed with the Commission on July 28, 1998, and incorporated herein by reference.

(14) Filed as Exhibit 10.1 to the Registrant's Form 10-Q filed with the Commission on April 28, 1998, and incorporated herein by reference.

(15) Filed as Exhibit 10.2 to the Registrant's Form 10-Q filed with the Commission on April 28, 1998, and incorporated herein by reference.

(16) Filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on September 25, 1998, and incorporated herein by reference.

(17) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated December 29, 1998, and incorporated herein by reference.

(18) Filed as Exhibit 2.15 to the Registrant's Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.

(19) Filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-3 filed with the Commission on October 23, 1997, and incorporated herein by reference.

(20) Filed as Exhibit 3.2 to the Registrant's Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.

(21) Filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-3 filed with the Commission on October 23, 1997, and incorporated herein by reference.

(22) Filed as Exhibit 10.19 to the Registrant's Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.

(23) Filed as Exhibit 10.8 to the Registrant's Form 10-K filed with the Commission on March 29, 2000, and incorporated herein by reference.

(24) Filed as Exhibit 10.23 to the Registrant's Form 10-K filed with the Commission on March 29, 2000, and incorporated herein by reference.

(25) Filed as Exhibit 10.3 to the Registrant's Form 10-K filed with the Commission on March 29, 2000, and incorporated herein by reference.

(26) Filed as Exhibit 10.4 to the Registrant's Form 10-K filed with the Commission on March 29, 2000, and incorporated herein by reference.

(27) Filed as Exhibit 10.6 to the Registrant's Form 10-K filed with the Commission on March 29, 2000, and incorporated herein by reference.

(28) Filed as Exhibit 10.24 to the Registrant's Form 10-Q filed with the Commission on August 14, 2000, and incorporated herein by reference.

(29) Filed as Exhibit 10.25 to the Registrant's Form 10-Q filed with the Commission on August 14, 2000, and incorporated herein by reference.

(30) Filed as Exhibit 10.26 to the Registrant's Form 10-Q filed with the Commission on November 20, 2000, and incorporated herein by reference.

(31) Filed as Exhibit 10.27 to the Registrant's Form 10-Q filed with the Commission on November 20, 2000, and incorporated herein by reference.

(32) Filed as Exhibit 10.28 to the Registrant's Form 10-Q filed with the Commission on November 20, 2000, and incorporated herein by reference.

(33) Filed as Exhibit 10.29 to the Registrant's Form 10-K filed with the Commission on March 27, 2001, and incorporated herein by reference.

(34) Filed as Exhibit 10.30 to the Registrant's Form 10-K filed with the Commission on March 27, 2001, and incorporated herein by reference.

(35) Filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on July 17, 2000, and incorporated herein by reference.

(36) Filed as Exhibit 10.12 to Registrant's Form 10-Q filed with the Commission on May 7, 2001, and incorporated herein by reference.

(37) Filed as Exhibit 10.32 to Registrant's Form 10-Q filed with the Commission on May 7, 2001, and incorporated herein by reference.

(38) Filed as Exhibit 10.33 to Registrant's Form 10-Q filed with the Commission on August 14, 2001, and incorporated herein by reference.

(39) Filed as Exhibit 10.34 to Registrant's Form 10-Q filed with the Commission on August 14, 2001, and incorporated herein by reference.

(40) Filed as Exhibit 10.35 to Registrant's Form 10-Q filed with the Commission on August 14, 2001, and incorporated herein by reference.

(41) Filed as Exhibit 10.9 to the Registrant's Form 10-K filed with the Commission on March 29, 2000, and incorporated herein by reference.

(b)      REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 15th day of March 2002.

                              SYKES ENTERPRISES, INCORPORATED
                                  (Registrant)

                              By: /s/   W. Michael Kipphut
                                  ---------------------------------------------
                                  W. Michael Kipphut,
                                  Group Executive, Senior Vice President-Finance

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

Signature                                                     Title                                      Date

/s/ John H. Sykes                          Chairman of the Board, President, and Chief              March 15, 2002
---------------------------------          Executive Officer (Principal Executive Officer)
John H. Sykes


/s/ Gordon H. Loetz                        Vice Chairman of the Board and Director                  March 15, 2002
---------------------------------
Gordon H. Loetz


/s/ Furman P. Bodenheimer, Jr.             Director                                                 March 15, 2002
---------------------------------
Furman F Bodenheimer, Jr.


/s/ H. Parks Helms                         Director                                                 March 15, 2002
---------------------------------
H. Parks Helms


/s/ Linda F. McClintock-Greco              Director                                                 March 15, 2002
---------------------------------
Linda F. McClintock-Greco


/s/ Hugh L. McColl, Jr.                    Director                                                 March 15, 2002
---------------------------------
Hugh L. McColl, Jr.


/s/ William J. Meurer                      Director                                                 March 15, 2002
---------------------------------
William J.Meurer


/s/ Ernest]. Milani                        Director                                                 March 15, 2002
---------------------------------
Ernest J. Milani


/s/ Thomas F. Skelly                       Director                                                 March 15, 2002
---------------------------------
Thomas F. Skelly

TABLE OF CONTENTS

                                                                                                         Page No.
                                                                                                         --------
Report of Independent Auditors as of December 31, 2001 and the year then ended .............................32

Report of Independent Certified Public Accountants as of December 31, 2000 and for the two years in the period ended December 31, 2000 ....................................................................33

Consolidated Balance Sheets as of December 31, 2001 and 2000 ...............................................34

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999 .................35

Consolidated Statements of Changes in Shareholders' Equity for the years ended
  December 31, 2001, 2000 and 1999 .........................................................................36

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 .................37

Notes to Consolidated Financial Statements .................................................................38

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Sykes Enterprises, Incorporated:

We have audited the accompanying consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries, (the "Company") as of December 31, 2001, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule as of and for the year ended December 31, 2001, listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material aspects, the financial position of Sykes Enterprises, Incorporated and subsidiaries at December 31, 2001 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule as of and for the year ended December 31, 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
----------------------------
Certified Public Accountants

Tampa, Florida
February 14, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Sykes Enterprises, Incorporated:

We have audited the accompanying consolidated balance sheets of Sykes Enterprises, Incorporated as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sykes Enterprises, Incorporated at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the Company changed its method of accounting for certain revenues.


/s/ Ernst & Young LLP
---------------------

Tampa, Florida
February 15, 2001, except for Note 1,
as to which the date is July 26, 2001

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,
(In thousands, except per share data)                                        2001                 2000
--------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents .....................................         $   50,002          $   30,141
  Receivables ...................................................             93,522             135,609
  Prepaid expenses and other current assets .....................             11,750              17,679
                                                                          ------------------------------
    Total current assets ........................................            155,274             183,429
Property and equipment, net .....................................            140,551             151,842
Intangible assets, net ..........................................              4,816               8,861
Deferred charges and other assets ...............................              9,139              13,822
                                                                          ------------------------------
                                                                          $  309,780          $  357,954
                                                                          ==============================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt ........................         $       94          $      100
  Accounts payable ..............................................             15,678              34,636
  Accrued employee compensation and benefits ....................             29,100              32,746
  Other accrued expenses and current liabilities ................             13,855              22,983
                                                                          ------------------------------
    Total current liabilities ...................................             58,727              90,465
Long-term debt ..................................................                 --               8,759
Deferred grants .................................................             39,543              31,758
Deferred revenue ................................................             20,298              31,072
Other long-term liabilities .....................................                 --                   8
                                                                          ------------------------------
    Total liabilities ...........................................            118,568             162,062
                                                                          ------------------------------
Commitments and contingencies (Note 15)
Shareholders' equity:
  Preferred stock, $0.01 par value, 10,000 shares authorized;
    no shares issued and outstanding ............................                 --                  --
  Common stock, $0.01 par value; 200,000 shares authorized;
    43,300 and 43,084 issued ....................................                433                 431
  Additional paid-in capital ....................................            160,907             159,696
  Retained earnings .............................................             90,839              90,430
  Accumulated other comprehensive loss ..........................            (20,212)            (14,082)
                                                                          ------------------------------
                                                                             231,967             236,475
  Treasury stock at cost; 3,000 shares and 2,981 shares .........            (40,755)            (40,583)
                                                                          ------------------------------
    Total shareholders' equity ..................................            191,212             195,892
                                                                          ------------------------------
                                                                          $  309,780          $  357,954
                                                                          ==============================

See accompanying notes to consolidated financial statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Years Ended December 31,
(In thousands, except per share data)                                               2001               2000               1999
---------------------------------------------------------------------------------------------------------------------------------
Revenues ................................................................         $ 496,722          $ 603,606          $ 572,742
                                                                                  -----------------------------------------------
Operating expenses:
  Direct salaries and related costs .....................................           315,118            382,236            369,850
  General and administrative ............................................           165,389            195,374            159,876
  Compensation expense associated with exercise of options ..............                --              7,836                 --
  Restructuring and other charges .......................................            14,600             30,468                 --
  Impairment of long-lived assets .......................................             1,480                 --              5,979
                                                                                  -----------------------------------------------
    Total operating expenses ............................................           496,587            615,914            535,705
                                                                                  -----------------------------------------------
Income (loss) from operations ...........................................               135            (12,308)            37,037
                                                                                  -----------------------------------------------
Other income (expense):
  Interest, net .........................................................               408             (2,942)            (3,669)
  Gain on sale of equity interest in SHPS ...............................                --             84,036                 --
  Other .................................................................              (357)               111                152
                                                                                  -----------------------------------------------
    Total other income (expense) ........................................                51             81,205             (3,517)
                                                                                  -----------------------------------------------
Income before provision (benefit) for income taxes and
  cumulative effect of change in accounting principle ...................               186             68,897             33,520
                                                                                  -----------------------------------------------
Provision (benefit) for income taxes:
  Current ...............................................................            (4,873)            24,794             20,387
  Deferred ..............................................................             4,650             (3,603)            (7,401)
                                                                                  -----------------------------------------------
    Total provision (benefit) for income taxes ..........................              (223)            21,191             12,986
                                                                                  -----------------------------------------------
Income before cumulative effect of change in accounting principle .......               409             47,706             20,534
Cumulative effect of change in accounting principle,
  net of income taxes of $580 ...........................................                --               (919)                --
                                                                                  -----------------------------------------------
Net income ..............................................................         $     409          $  46,787          $  20,534
                                                                                  ===============================================
Net income per basic share:
  Income before cumulative effect of change in accounting principle .....         $    0.01          $    1.15          $    0.49
  Cumulative effect of change in accounting principle ...................                --              (0.02)                --
                                                                                  -----------------------------------------------
  Net income per basic share ............................................         $    0.01          $    1.13          $    0.49
                                                                                  ===============================================
  Total weighted average basic shares ...................................            40,183             41,518             42,045

Net income per diluted share:
  Income before cumulative effect of change in accounting principle .....         $    0.01          $    1.15          $    0.48
  Cumulative effect of change in accounting principle ...................                --              (0.02)                --
                                                                                  -----------------------------------------------
  Net income per diluted share ..........................................         $    0.01          $    1.13          $    0.48
                                                                                  ===============================================
  Total weighted average diluted shares .................................            40,468             41,645             42,995

Pro forma amounts assuming accounting change is applied retroactively:
  Net income ............................................................                            $  47,706          $  19,615
  Net income per basic share ............................................                            $    1.15          $    0.47
  Net income per diluted share ..........................................                            $    1.15          $    0.46

See accompanying notes to consolidated financial statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                          Accumulated
                                           Common Stock       Additional                     Other
                                         ------------------     Paid-In      Retained     Comprehensive    Treasury
(In thousands)                           Shares      Amount     Capital      Earnings         Loss          Stock           Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999 .......       41,452       $414      $136,200      $23,109      $ (1,407)      $     --       $ 158,316
Issuance of common stock .........        1,282         13        11,371           --            --             --          11,384
Tax benefit of exercise of
  non-qualified stock options ....           --         --         7,452           --            --             --           7,452
Comprehensive income:
  Net income .....................           --         --            --       20,534            --             --          20,534
  Foreign currency translation
    adjustment ...................           --         --            --           --        (4,453)            --          (4,453)
                                                                                                                         ---------
      Total ......................                                                                                          16,081
                                         -----------------------------------------------------------------------------------------
Balance at December 31, 1999 .....       42,734        427       155,023       43,643        (5,860)            --         193,233
Issuance of common stock .........          350          4         3,208           --            --             --           3,212
Tax benefit of exercise of
  non-qualified stock options ....           --         --         1,465           --            --             --           1,465
Purchase of treasury stock .......           --         --            --           --            --        (40,583)        (40,583)
Comprehensive income:
  Net income .....................           --         --            --       46,787            --             --          46,787
  Foreign currency translation
    adjustment ...................           --         --            --           --        (8,222)            --          (8,222)
                                                                                                                         ---------
      Total ......................                                                                                          38,565
                                         -----------------------------------------------------------------------------------------
Balance at December 31, 2000 .....       43,084        431       159,696       90,430       (14,082)       (40,583)        195,892
Issuance of common stock .........          216          2           973           --            --             --             975
Tax benefit of exercise of
  non-qualified stock options ....           --         --           238           --            --             --             238
Purchase of treasury stock .......           --         --            --           --            --           (172)           (172)
Comprehensive loss:
  Net income .....................           --         --            --          409            --             --             409
  Foreign currency translation
    adjustment ...................           --         --            --           --        (6,130)            --          (6,130)
                                                                                                                         ---------
      Total ......................                                                                                          (5,721)
                                         -----------------------------------------------------------------------------------------
Balance at December 31, 2001 .....       43,300       $433      $160,907      $90,839      $(20,212)      $(40,755)      $ 191,212
                                         =========================================================================================

See accompanying notes to consolidated financial statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Years Ended December 31,
(In thousands)                                                                      2001                2000               1999
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..............................................................         $     409          $   46,787          $  20,534
Depreciation and amortization ...........................................            34,937              36,829             37,570
Impairment of long-lived assets .........................................             1,480                  --              5,979
Cumulative effect of accounting change, net of tax ......................                --                 919                 --
Gain on sale of equity interest in SHPS .................................                --             (84,036)                --
Restructuring and other charges .........................................            14,600              30,468                 --
Deferred income tax provision (benefit) .................................             4,650              (3,603)            (7,401)
Tax benefit from stock options ..........................................               238               1,465              7,452
Loss on disposal of property and equipment ..............................               495                  --                 15
Changes in assets and liabilities:
  Receivables ...........................................................            46,708             (30,515)           (16,762)
  Prepaid expenses and other current assets .............................             1,759               3,761              1,599
  Intangible assets .....................................................                --                 926             (1,113)
  Deferred charges and other assets .....................................             5,520               3,154             (1,638)
  Accounts payable ......................................................           (18,155)            (12,320)             5,246
  Income taxes payable ..................................................           (14,328)              6,015             (9,618)
  Accrued employee compensation and benefits ............................            (2,728)              9,384              4,508
  Customer deposits, net of restricted cash .............................                --              10,921             (3,176)
  Other accrued expenses and current liabilities ........................            (7,777)              1,250                (36)
  Deferred revenue ......................................................            (6,750)              3,314              9,386
  Other long-term liabilities ...........................................              (358)             (1,392)            (1,268)
                                                                                  ------------------------------------------------
    Net cash provided by operating activities ...........................            60,700              23,327             51,277
                                                                                  ------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures ....................................................           (39,058)            (72,334)           (66,657)
Acquisition of businesses (less cash purchased) .........................                --                  --             (8,346)
Proceeds from sale of equity interest in SHPS (less cash sold) ..........                --             159,776                 --
Proceeds from sale of property and equipment ............................               682                  --                191
                                                                                  ------------------------------------------------
    Net cash (used for) provided by investing activities ................           (38,376)             87,442            (74,812)
                                                                                  ------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns under revolving line of credit agreements ......................           (13,363)           (198,301)           (84,540)
Borrowings under revolving line of credit agreements ....................            13,336             124,607             88,398
Payments of long-term debt ..............................................            (8,430)             (1,103)                --
Borrowings under long-term debt .........................................               106                 367                 --
Proceeds from issuance of stock .........................................               975               3,212             11,084
Proceeds from grants ....................................................             9,156               8,394              7,698
Purchase of treasury stock ..............................................              (172)            (40,583)                --
                                                                                  ------------------------------------------------
    Net cash (used for) provided by financing activities ................             1,608            (103,407)            22,640
                                                                                  ------------------------------------------------
EFFECTS OF EXCHANGE RATES ON CASH .......................................            (4,071)             (8,222)            (4,453)
                                                                                  ------------------------------------------------
Net increase (decrease) in cash and cash equivalents ....................            19,861                (860)            (5,348)
CASH AND CASH EQUIVALENTS BEGINNING .....................................            30,141              31,001             36,349
                                                                                  ------------------------------------------------
CASH AND CASH EQUIVALENTS ENDING ........................................         $  50,002          $   30,141          $  31,001
                                                                                  ================================================
Supplemental disclosures of cash flow information
  Cash paid during the year for:
    Interest ............................................................         $     337          $    4,254          $   6,809
    Income taxes ........................................................         $   9,558          $   17,130          $  22,426

See accompanying notes to consolidated financial statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Sykes Enterprises, Incorporated and consolidated subsidiaries (the "Company" or "Sykes") provides outsourced customer management solutions and services. Sykes' Business Solutions group provides consultative professional services and technical staffing in customer relationship management (CRM) with a focus on business strategy, project management, business process redesign, change management, knowledge management, education, training and web development. Sykes' Business Services group provides customer support outsourcing services with an emphasis on technical support and customer service. These services are delivered through multiple communication channels encompassing phone, e-mail, web and chat. The Company's services are provided to customers on a worldwide basis primarily within the technology/consumer, communications and financial services markets.

NOTE 1. SUMMARY OF ACCOUNTING POLICIES

         Principles of Consolidation--The consolidated financial statements include the accounts of Sykes and its wholly-owned subsidiaries and controlled majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

         Use of Estimates--The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Recognition of Revenue--The Company primarily recognizes its revenue from services as those services are performed under a fully executed contractual agreement. Royalty revenue is recognized at the time royalties are earned and the remaining revenue is recognized on fixed price contracts using the percentage-of-completion method of accounting. Adjustments to fixed price contracts and estimated losses, if any, are recorded in the period when such adjustments or losses are known. Product sales are recognized upon shipment to the customer and satisfaction of all obligations.

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

         Accounting Change for Revenue Recognition--During the fourth quarter of 2000, the Company adopted SAB 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission ("SEC"). Based on criteria established by SAB 101, adopted retroactive to January 1, 2000, the Company modified its accounting treatment for the recognition of revenue as it related to contract services. As a result of the adoption of SAB 101, revenues in certain limited situations, that were recognized as services were performed and as the related fees became collectible under agreements between the Company and its customers were deferred until either a final contract or purchase order was fully executed.

         The cumulative effect of the change on prior years resulted in a charge to income of $0.9 million (net of income taxes of $0.6 million) or $0.02 per diluted share, which was deducted in the determination of income during the three month period ended March 31, 2000. The effect of this change for the year ended December 31, 2000 was to increase income before cumulative effect of the change in accounting principle by $0.9 million or $0.02 per diluted share. The pro forma amounts presented in the statements of operations were presented as if the change in accounting principle had been made retroactively to prior periods.

         Cash and Cash Equivalents--Cash and cash equivalents consist of highly liquid short-term investments classified as available for sale as defined under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Cash in the amount of approximately $27.5 million and $9.8 million was held in taxable interest bearing investments, which are classified as available for sale and have an average maturity of approximately 30 days, at December 31, 2001 and 2000, respectively.

         Property and Equipment--Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Improvements to leased premises are amortized over the shorter of the related lease term or the useful lives of the improvements. Cost and related accumulated depreciation on assets retired or disposed of are removed from the accounts and any gains or losses resulting therefrom are credited or charged to income. Depreciation expense was approximately $36.0 million, $35.4 million and $32.8 million, for the years ended December 31, 2001, 2000 and 1999, respectively. Property and equipment includes approximately $0.5 million and $0.04 million of additions included in accounts payable at December 31, 2001 and 2000, respectively. Accordingly, these non-cash transactions have been excluded from the accompanying consolidated statements of cash flows for the years ended December 31, 2001 and 2000, respectively.

         During 1999, the Company capitalized certain costs incurred to internally develop software upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility were expensed as incurred. Capitalized internally developed software costs, net of accumulated amortization, were approximately $0.5 million and $1.6 million at December 31, 2001 and 2000, respectively.

         Land received from various local and state governmental agencies under grants is recorded at fair value at date of grant. During the years ended December 31, 2001, 2000 and 1999, the Company recorded approximately $1.0 million, $1.3 million and $1.1 million, respectively, in land acquisitions as a result of such grants. Accordingly, these non-cash transactions have been excluded from the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

         Investment in SHPS--The Company has a 6.5% remaining ownership interest in SHPS, Incorporated ("SHPS") that is accounted for at cost. At December 31, 2001 and 2000, the carrying value of this investment of $2.1 million, which approximates the Company's pro rata share of the underlying value, is included in "Deferred charges and other assets" in the accompanying Consolidated Balance Sheets. (See Note 7.)

         Intangible Assets--Intangible assets primarily consist of the excess of costs over fair market value of the net assets of the acquired businesses of $4.8 million and $8.7 million at December 31, 2001 and 2000, respectively, net of accumulated amortization of $3.2 million and $5.5 million, respectively. Also included in intangible assets at December 31, 2000, are existing technologies and covenants not to compete arising from business acquisitions of $0.2 million, net of accumulated amortization of $0.7 million. The intangible assets are stated at cost and are being amortized on a straight-line basis over periods ranging from 10 to 20 years for the excess of costs over fair value of the net assets of the acquired business, and two to five years for the existing technologies and covenants not to compete. Amortization expense was $1.2 million, $4.0 million and $6.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

         Impairment of Long-lived Assets--The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of its carrying amount to undiscounted future net cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the property and equipment exceeds its fair market value, as determined by discounted cash flows. Sykes assesses the recoverability of goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future results of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future results using a discount rate reflecting the Company's average cost of funds. During 2001 and 1999, the Company recorded an impairment loss of approximately $1.5 million and $6.0 million, respectively, related to software and computer equipment.

         Income Taxes--Sykes uses the asset and liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

         Self-Insurance Programs--The Company self-insures for certain levels of workers' compensation and employee health insurance. Estimated costs of these self-insurance programs are accrued at the projected settlements for known and anticipated claims. Self-insurance liabilities of the Company amounted to $2.3 million and $3.5 million at December 31, 2001 and 2000, respectively.

         Deferred Grants--Recognition of income associated with grants of land and the acquisition of property, buildings and equipment is deferred until after the completion and occupancy of the building and title has passed to the Company and the funds have been released from escrow. The deferred amounts for both land and building are amortized and recognized as a reduction of depreciation expense included within general and administrative costs over the corresponding useful lives of the related assets. Amounts received in excess of the cost of the building are allocated to the cost of equipment and, only after the grants are released from escrow, recognized as a reduction of depreciation expense over the weighted average useful life of the related equipment, which approximates five years. Amortization of the deferred grants that is included in income was approximately $2.3 million, $2.6 million and $1.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

         Deferred Revenue--The Company invoices certain contracts in advance. The deferred revenue is earned over the life of the respective contract, which range from six months to three years.

         Fair Value of Financial Instruments--The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

         Foreign Currency Translation--The assets and liabilities of the Company's foreign subsidiaries, whose functional currency is other than the U.S. Dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income, but is included in accumulated other comprehensive income, which is reflected as a separate component of shareholders' equity. Foreign currency transactional gains and losses are included in determining net income. Such gains and losses are not material for any period presented.

         Recent Accounting Pronouncements--Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001, and the adoption of SFAS No. 133 had no impact on the financial position, results of operations, or cash flows of the Company.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS No. 142 requires that goodwill and certain intangibles with indefinite lives no longer be amortized, but instead tested for impairment at least annually. Upon adoption of SFAS 142 effective January 1, 2002, there was no impairment of goodwill and the application of the non-amortization provisions of SFAS No. 142 for goodwill is expected to result in an increase in income from operations of $0.7 million in 2002.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and (or) normal use of the asset. The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending March 31, 2003. Because of the effort necessary to comply with the adoption of SFAS No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of SFAS No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to SFAS No. 121. The Company adopted SFAS No. 144 effective January 1, 2002, and the adoption of this statement had no impact on the financial position, results of operations, or cash flows of the Company.

         Reclassifications--Certain amounts from prior years have been reclassified to conform to the current year's presentation.

NOTE 2. ACQUISITIONS AND DISPOSITIONS

         On August 20, 1999, the Company acquired all of the common stock of CompuHelpline, Inc., (d/b/a PC Answer) for approximately $340 thousand consisting of $40 thousand of cash and approximately 12 thousand shares of the Company's common stock. PC Answer was engaged in developing, marketing and selling prepaid technical computer support cards and services under the trademark names of PC Answer and MAC Answer. The transaction was accounted for under the purchase method of accounting with resulting goodwill being amortized over a ten-year life. Pro forma information is not presented, as the operating results of PC Answer are not material to the Company's consolidated operations. During the first quarter of 2001, the Company determined the remaining investment in CompuHelpline, Inc. of $0.2 million was not recoverable, so the balance was written off and charged to income.

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

         Effective October 12, 1999, the Company acquired the AnswerExpress Support Suite for $2.5 million in cash. The transaction was accounted for under the purchase method of accounting with resulting goodwill being amortized over a ten-year life. Pro forma information is not presented as the operating results of AnswerExpress are not material to the Company's consolidated operations. During the fourth quarter of 2001, the Company wrote-off property, equipment and intangible assets of AnswerExpress Support Suite totalling $1.9 million, which is included in the restructuring charge for 2001 as discussed in Note 13.

         On June 30, 2000, the Company sold 93.5% of its ownership interest in SHPS for approximately $165.5 million cash. The cash proceeds reflected in the Statement of Cash Flows for 2000 is net of approximately $0.7 million used to retire other debt and approximately $5.0 million of cash recorded on SHPS' balance sheet as of the date of the sale. The sale of SHPS resulted in a gain for financial reporting purposes of approximately $84.0 million ($59.9 million net of taxes). The Consolidated Statement of Income for 2000 includes the results of SHPS through June 30, 2000, its disposition date. SHPS generated revenue and income from operations during 2000 of $35.7 million and $1.7 million, respectively, for the year ended December 31, 2000 compared to $73.0 million and $5.9 million for the year ended 1999, exclusive of compensation expense associated with the exercise of options.

NOTE 3. CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's credit concentrations are limited due to the wide variety of customers and markets in which the Company's services are sold, with the exception of one major customer as discussed in Note 18.

NOTE 4. RECEIVABLES

  Receivables consist of the following (in thousands):

                                                               December 31,
                                                           2001           2000
--------------------------------------------------------------------------------
Trade accounts receivable .......................        $85,233        $136,363
Income taxes receivable .........................          9,634              --
Note from officer ...............................             --             412
Other ...........................................          2,838           6,094
                                                         -----------------------
                                                          97,705         142,869
Less allowance for doubtful accounts ............          4,183           7,260
                                                         -----------------------
                                                         $93,522        $135,609
                                                         =======================

NOTE 5. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following (in thousands):

                                                               December 31,
                                                          2001            2000
--------------------------------------------------------------------------------
Land ............................................       $  7,296        $  6,365
Buildings and leasehold improvements ............         60,435          54,132
Equipment, furniture and fixtures ...............        188,378         178,630
Capitalized software development costs ..........          2,191           2,896
Transportation equipment ........................            171             135
Construction in progress ........................          4,796          12,188
                                                        ------------------------
                                                         263,267         254,346
Less accumulated depreciation ...................        122,716         102,504
                                                        ------------------------
                                                        $140,551        $151,842
                                                        ========================

NOTE 6. MARKETABLE SECURITIES

         During 1997, the Company purchased SystemSoft Corp. common stock in conjunction with a strategic technology exchange agreement between the parties that had an original cost basis of $8.0 million. During 1998, the Company wrote down its investment in SystemSoft Corp., which was classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," by approximately $7.3 million due to a significant reduction in its market value, which was determined to be other than temporary. The remaining investment was written off in 2000.

NOTE 7. DEFERRED CHARGES AND OTHER ASSETS

         Deferred charges and other assets consist of the following (in thousands):

                                                                December 31,
                                                            2001           2000
--------------------------------------------------------------------------------
Convertible preferred stock ...................            $   --        $ 5,500
Non-current deferred tax asset, net ...........             5,424          4,911
Investment in SHPS, Incorporated, at cost .....             2,089          2,089
Other .........................................             1,626          1,322
                                                           ---------------------
                                                           $9,139        $13,822
                                                           =====================

         During 2001, the Company returned the convertible preferred stock to its issuer to settle a lawsuit. (See Note 15.)

NOTE 8. ACCRUED EMPLOYEE COMPENSATION AND BENEFITS

         Accrued employee compensation and benefits consist of the following (in thousands):

                                                                December 31,
                                                            2001           2000
--------------------------------------------------------------------------------
Accrued compensation ..........................           $15,252        $22,650
Accrued employment taxes ......................             4,991          2,762
Accrued vacation ..............................             5,939          4,012
Other .........................................             2,918          3,322
                                                          ----------------------
                                                          $29,100        $32,746
                                                          ======================

NOTE 9. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

         Other accrued expenses and current liabilities consist of the following (in thousands):

                                                               December 31,
                                                            2001          2000
--------------------------------------------------------------------------------
Income taxes payable ..........................           $    --        $ 5,502
Deferred revenue, current .....................             3,214          2,655
Accrued roadside assistance claim costs .......               911          1,289
Accrued telephone charges .....................               646          2,093
Accrued legal and professional fees ...........             1,168          1,490
Accrued interest ..............................                89             56
Other .........................................             7,827          9,898
                                                          ----------------------
                                                          $13,855        $22,983
                                                          ======================

NOTE 10. LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                                                 December 31,
                                                              2001        2000
--------------------------------------------------------------------------------
Syndicated multi-currency credit facility,
  $15.0 million maximum, expiring
  February 2002, interest payable in
  accordance with the terms of the
  individual promissory notes
  outstanding; the facility is guaranteed
  by a pledge of common stock of
  Certain subsidiaries ................................       $ --        $8,759

Notes payable and capital leases,
  principal and interest payable in
  monthly installments through
  December 2002, interest at varying
  rates up to prime plus 1 percent,
  collateralized by certain equipment .................         94           100
                                                              ------------------
Total debt ............................................         94         8,859
Less current portion ..................................         94           100
                                                              ------------------
Long-term debt ........................................       $ --        $8,759
                                                              ==================

         Principal maturities of total debt as of December 31, 2001 are as follows (in thousands):

                                                                           Total
Year                                                                      Amount
--------------------------------------------------------------------------------
2002 ..............................................................        $ 94
2003 ..............................................................          --
                                                                           ----
                                                                           $ 94
                                                                           ====

         On December 21, 2001, the Company amended and restated its existing credit facilities with a syndicate of lenders (the "Amended Credit Facilities"). Pursuant to the terms of the Amended Credit Facilities, the amount of the Company's revolving credit facility is $100.0 million. The $100.0 million revolving credit facility includes a $10.0 million swingline loan to be used for working capital purposes. In addition, the Company has a $15.0 million multi-currency credit facility that provides for multi-currency lending. Borrowings under the revolving credit facility bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to 0.50% or (b) a Euro rate plus an applicable margin of up to 2.25%. Borrowings under the $10.0 million swingline loan bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to 0.50% or (b) a Quoted Rate for swingline loans. Borrowings under the $15.0 million multi-currency facility bear interest, at the Company's option, at (a) the lender's base rate plus an applicable margin of up to 0.50% or (b) a quoted Euro rate for swingline loans. The Company paid aggregate financing fees of approximately $0.3 million, which have been deferred and are being amortized over the terms of the Amended Credit Facilities. In addition, a commitment fee up to 0.40% will be charged on the unused portion of the Amended Credit Facilities on a quarterly basis. The revolving credit facility expires on February 28, 2003, and the multi-currency facility expired on February 28, 2002. Borrowings under the Amended Credit Facilities are guaranteed by all of the Company's material subsidiaries as evidenced by a pledge of between 65% and 100% of the respective subsidiary's common stock. Under the terms of the Amended Credit Facilities, the Company is required to maintain certain financial ratios and other financial and non-financial conditions. The Amended Credit Facilities prohibit, without the consent of the syndicated lenders, the Company from incurring additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures, stock repurchases and cash dividends.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE LOSS

         The Company presents data in the Consolidated Statements of Changes in Shareholders' Equity in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting of comprehensive income (loss) and its components. The components of other accumulated comprehensive loss include foreign currency translation adjustments as follows (in thousands):

                                                                    Accumulated
                                                                       Other
                                                                   Comprehensive
                                                                        Loss
--------------------------------------------------------------------------------
Balance at January 1, 1999 ....................................      $ (1,407)
Foreign currency translation adjustment .......................        (4,453)
                                                                     ---------
Balance at December 31, 1999 ..................................        (5,860)
Foreign currency translation adjustment .......................        (8,222)
                                                                     ---------
Balance at December 31, 2000 ..................................       (14,082)
Foreign currency translation adjustment .......................        (6,130)
                                                                     ---------
Balance at December 31, 2001 ..................................      $(20,212)
                                                                     =========

         Earnings associated with the Company's investments in its foreign subsidiaries are considered to be permanently invested and no provision for United States federal and state income taxes on those earnings or translation adjustments has been provided.

NOTE 12. INCOME TAXES

  The components of income (loss) before provision (benefit) for income taxes are as follows (in thousands):

                                                     Years Ended December 31,
                                                  2001         2000        1999
--------------------------------------------------------------------------------
Domestic .................................     $(21,553)     $43,797     $14,816
Foreign ..................................       21,739       25,100      18,704
                                               ---------------------------------
  Total income before income taxes .......     $    186      $68,897     $33,520
                                               =================================

         Provision (benefit) for income taxes consists of the following (in thousands):

                                                   Years Ended December 31,
                                                2001         2000         1999
--------------------------------------------------------------------------------
Current:
  Federal ..............................      $(5,775)     $14,507      $ 6,856
  State ................................         (960)       2,412        1,225
  Foreign ..............................        1,862        7,875       12,306
                                              ----------------------------------
  Total current provision
    (benefit) for income
    taxes ..............................       (4,873)      24,794       20,387
                                              ----------------------------------
Deferred:
  Federal ..............................         (678)      (4,306)      (1,088)
  State ................................          395         (716)        (420)
  Foreign ..............................        4,933        1,419       (5,893)
                                              ----------------------------------
  Total deferred provision (benefit)
    for income taxes ...................        4,650       (3,603)      (7,401)
                                              ----------------------------------
       Total provision (benefit) for
         income taxes ..................      $  (223)     $21,191      $12,986
                                              ==================================

         The components of the net deferred tax asset (liability) are as follows (in thousands):

                                                            December 31,
                                                        2001             2000
--------------------------------------------------------------------------------
DOMESTIC CURRENT:
Deferred tax asset:
  Accrued expenses .............................      $  3,891         $ 10,225
  Bad debt reserve .............................           848            1,543
  Valuation allowance ..........................            --           (1,819)
  Other ........................................            13               11
                                                      --------------------------
    Total current deferred tax asset ...........         4,752            9,960
                                                      --------------------------
Deferred tax liability:
  Prepaid expenses .............................        (1,120)            (240)
  Other ........................................            --             (925)
                                                      --------------------------
    Total current deferred tax liability .......        (1,120)          (1,165)
                                                      --------------------------
    Net domestic current deferred tax asset ....         3,632            8,795
                                                      --------------------------
FOREIGN CURRENT:
Deferred tax asset:
  Net operating loss carryforward ..............            --            1,815
  Valuation allowance ..........................            --           (1,815)
                                                      --------------------------
    Total foreign current deferred tax asset ...            --               --
                                                      --------------------------
Net current deferred tax asset, included in
  prepaid expenses and other current assets ....      $  3,632         $  8,795
                                                      ==========================


                                                            December 31,
                                                        2001             2000
--------------------------------------------------------------------------------
DOMESTIC NON-CURRENT:
Deferred tax asset:
  Unrealized loss on security ..................      $     --         $  1,736
  Intangible assets ............................           689              920
  Deferred revenue .............................         3,228              864
  Foreign tax credit carryforward ..............         3,052               --
  Net operating loss carryforward ..............         3,912               83
  Valuation allowance ..........................        (3,912)            (348)
  Other ........................................            --              265
                                                      --------------------------
    Total non-current deferred tax asset .......         6,969            3,520
                                                      --------------------------
Deferred tax liability:
  Property and equipment .......................        (1,214)          (2,477)
  Other ........................................            --             (734)
                                                      --------------------------
    Total non-current deferred tax
      liability ................................        (1,214)          (3,211)
                                                      --------------------------
    Net domestic non-current deferred
      tax asset ................................         5,755              309
                                                      --------------------------
FOREIGN NON-CURRENT:
Deferred tax asset:
  Intangible assets ............................         7,591            1,312
  Net operating loss carryforward ..............         3,799               --
  Deferred revenue .............................         3,253            5,628
  Valuation allowance ..........................       (11,390)              --
                                                      --------------------------
    Total non-current deferred tax asset .......         3,253            6,940
                                                      --------------------------
Deferred tax liability:
  Property and equipment .......................        (1,141)          (1,342)
  Deferred commissions .........................        (1,348)              --
  Untaxed reserve ..............................        (1,095)            (996)
                                                      --------------------------
    Total non-current deferred tax
      liability ................................        (3,584)          (2,338)
                                                      --------------------------
    Net foreign non-current deferred
      tax asset (liability) ....................          (331)           4,602
                                                      --------------------------
Net non-current deferred tax asset, included
  in deferred charges and other assets .........      $  5,424         $  4,911
                                                      ==========================

         The Company has established a valuation allowance against those deferred tax assets for which it cannot be established that it is more likely than not that the Company will realize the benefit of those assets.

         The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings amounted to approximately $70.0 million at December 31, 2001, excluding amounts, which, if remitted, generally would result in minimal additional U.S. income taxes because of available foreign tax credits. It is not practical to estimate the amount of unrecognized deferred U.S. income taxes on these undistributed earnings.

         At December 31, 2001, the Company had federal net operating loss carryforwards of $10.1 million that can only be offset against the future earnings of an acquired subsidiary and expire through the year 2021. The Company also has foreign tax credit carryforwards of $3.1 million that expire through the year 2006. In addition, the Company has net operating loss carryforwards of $7.3 million, $0.6 million, $0.9 million and $0.8 million for France, the Netherlands, Turkey and Italy, respectively. The net operating loss carryforwards for France and Turkey expire through the year 2007 and 2006, respectively. The net operating loss carryforwards for the Netherlands and Italy have unlimited carryforward periods.

         The following summarizes the principal differences between income taxes at the federal statutory rate and the effective income tax amounts reflected in the financial statements (in thousands):

                                                                     Years Ended December 31,
                                                                 2001         2000          1999
--------------------------------------------------------------------------------------------------
Statutory tax ..............................................    $    65      $24,113      $11,732
State income taxes, net of federal
  tax benefit ..............................................       (448)         877          521
Effect of foreign income not subject
  to federal and state income tax ..........................     (2,708)      (3,017)           9
Effect of foreign income subject to
  federal and state income tax net
  of foreign tax credits ...................................        340           --           --
Effect of basis step up in foreign
  assets ...................................................     (5,043)          --           --
Effect of loss on disposition of
  domestic investment ......................................     (3,307)          --           --
Effect of disposition of foreign
  subsidiary ...............................................       (917)          --           --
Valuation on unrealized loss on
  marketable security ......................................         --       (2,546)          --
Valuation on foreign and domestic
  net operating loss carryforwards
  and foreign asset basis step up ..........................     10,598        3,412          430
Non-deductible amortization ................................        262          410          514
Foreign taxes, net of foreign income
  not taxed in the United States ...........................        774        5,647       (1,468)
Tax basis difference on sale of equity
  interest in SHPS, Incorporated ...........................         --       (7,280)          --
Permanent differences ......................................        161          296          440
Other ......................................................         --         (721)         808
                                                                ---------------------------------
  Total provision (benefit) for income
    taxes ..................................................    $  (223)     $21,191      $12,986
                                                                =================================

NOTE 13. RESTRUCTURING AND OTHER CHARGES

2001 CHARGES

         In December 2001, in response to the economic slowdown and increasing demand for the Company's offshore capabilities, the Company approved a cost reduction plan designed to improve efficiencies in its core businesses. As a result of the Company's cost reduction plan, the Company recorded $16.1 million in restructuring, other and impairment charges during the fourth quarter of 2001. This included $14.6 million in charges related to the closure and consolidation of two U.S. Business Services customer support centers, two U.S. Business Solutions offices, one European fulfillment center, the elimination of redundant property leasehold improvements and equipment, lease termination costs associated with vacated properties and equipment, and severance and related costs. In addition, the Company plans to reduce the number of employees by 230 by the end of March 2002. The restructuring charge also includes $1.4 million for future lease obligations related to the closed facilities. The Company also recorded a $1.5 million impairment charge related to the write-off of certain nonperforming assets, including software and equipment no longer used by the Company.

  The following table summarizes the 2001 restructuring and other charges and related activity (in thousands):

                                                 Balance at            2001          Cash        Other Non-          Balance At
                                               December 31, 2000     Charges        Outlays     Cash Changes    December 31, 2001(1)
------------------------------------------------------------------------------------------------------------------------------------
Severance and related costs .................        $ --            $ 1,456         $ (33)        $    --             $1,423
Lease termination costs .....................          --              1,426           (71)             --              1,355
Write-down of property, equipment,
  and capitalized costs .....................          --              8,826            --          (5,606)             3,220
Write-down of intangible assets .............          --              2,600            --          (2,600)                --
Other restructuring costs ...................          --                292            --              --                292
                                               -------------------------------------------------------------------------------------
                                                       --             14,600          (104)         (8,206)             6,290
Impairment of software and equipment ........          --              1,480            --          (1,480)                --
                                               -------------------------------------------------------------------------------------
    Total ...................................        $ --            $16,080         $(104)        $(9,686)            $6,290
                                               =====================================================================================

(1)      Included in "Accounts Payable" in the accompanying Consolidated Balance
         Sheet.

2000 CHARGES

         The Company recorded restructuring and other charges during the second and fourth quarters of 2000 approximating $30.5 million. The second quarter restructuring and other charges approximating $9.6 million resulted from the Company's consolidation of several European and one U.S. fulfillment center and the closing or consolidation of six professional services offices. Included in the second quarter 2000 restructuring and other charges was a $3.5 million lease termination payment related to the corporate aircraft. As a result of the second quarter 2000 restructuring, the Company reduced the number of employees by 157 during 2000 and satisfied the remaining lease obligations related to the closed facilities during 2001.

         The Company also announced, after a comprehensive review of operations, its decision to exit certain non-core, lower margin businesses to reduce costs, improve operating efficiencies and focus on its core competencies of technical support, customer service and consulting solutions. As a result, the Company recorded $20.9 million in restructuring and other charges during the fourth quarter of 2000 related to the closure of its U.S. fulfillment operations, the consolidation of its Tampa, Florida technical support center and the exit of its worldwide localization operations. Included in the fourth quarter 2000 restructuring and other charges is a $2.4 million severance payment related to the employment contract of the Company's former President. In connection with the fourth quarter 2000 restructuring, the Company reduced the number of employees by 245 during the first half of 2001 and satisfied a significant portion of the remaining lease obligations related to the closed facilities during 2001.

     The following table summarizes the 2000 accrual for restructuring and other charges and related activity in 2001 and 2000, respectively (in thousands):


                                                       Balance at                        Other      Balance at
                                                       January 1,    2001      Cash     Non-Cash   December 31,
                                                          2001      Charges   Outlays   Changes      2001(1)
                                                       ----------   -------   -------   --------   ------------
Severance and related costs..........................    $3,062     $    --   $(1,288)  $  (289)      $1,485
Lease termination costs..............................     1,288          --    (1,145)       --          143
Write-down of property and equipment.................        --          --        --        --           --
Write-down of intangible assets......................        --          --        --        --           --
Other restructuring costs............................       718          --      (718)       --           --
                                                         ---------------------------------------------------
         Total.......................................    $5,068     $    --   $(3,151)  $  (289)      $1,628
                                                         ===================================================

                                                       Balance at                        Other      Balance at
                                                       January 1,    2000      Cash     Non-Cash   December 31,
                                                          2000      Charges   Outlays   Changes      2000(1)
                                                       ----------   -------   -------   --------   ------------
Severance and related costs..........................    $   --     $ 3,974   $  (912)  $     --      $3,062
Lease termination costs..............................        --       5,404    (4,116)        --       1,288
Write-down of property and equipment.................        --      14,191        --    (14,191)         --
Write-down of intangible assets......................        --       6,086        --     (6,086)         --
Other restructuring costs............................        --         813       (95)        --         718
                                                         ---------------------------------------------------
         Total.......................................    $   --     $30,468   $(5,123)  $(20,277)     $5,068
                                                         ===================================================


(1) Severance and related costs are included in "Accrued employee compensation and benefits" and lease termination costs are included in "Other accrued expenses and current liabilities" in the accompanying Consolidated Balance Sheets.

NOTE 14. EARNINGS PER SHARE

         Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options using the treasury stock method.

         The number of shares used in the earnings per share computation are as follows (in thousands):

                                                                                              Years Ended December 31,
                                                                                        2001            2000            1999
-----------------------------------------------------------------------------------------------------------------------------
Basic:
  Weighted average common shares outstanding ................................          40,183          41,518          42,045
Diluted:
  Dilutive effect of stock options ..........................................             285             127             950
                                                                                       --------------------------------------
    Total weighted average diluted shares outstanding .......................          40,468          41,645          42,995
                                                                                       ======================================

NOTE 15. COMMITMENTS AND CONTINGENCIES

         The Company leases certain equipment and buildings under operating leases having original terms ranging from one to twenty-two years. The building leases contain up to two five-year renewal options. Rental expense under operating leases for the years ended December 31, 2001, 2000 and 1999 was approximately $12.1 million, $17.4 million, and $16.7 million, respectively.

         The following is a schedule of future minimum rental payments under operating leases having a remaining non-cancelable term in excess of one year subsequent to December 31, 2001 (in thousands):

                                                       Total
Year                                                  Amount
-------------------------------------------------------------
2002......................................          $  11,225
2003......................................              7,752
2004......................................              5,318
2005......................................              3,377
2006......................................              3,078
Thereafter................................             18,873
                                                    ---------
  Total minimum payments required.........          $  49,623
                                                    =========

         A lease agreement, relating to the Company's customer support center in Ireland, contains a cancellation clause which requires the Company, in the event of cancellation, to restore the facility to its original state at an estimated cost of $0.3 million as of December 31, 2001 and pay a cancellation fee of $0.4 million, which approximates the annual rental payments under the lease agreement. In addition, under certain circumstances (including cancellation of the lease and cessation of the support center's operations in the facility), the Company is contingently liable until June 16, 2005 to repay any proceeds received in association with the facility's grant agreement. As of December 31, 2001, the grant proceeds subject to repayment approximated $1.2 million. As of December 31, 2001, the Company had no plans to cancel this lease agreement.

         In 2001, the Company entered into an agreement with a third party vendor whereby the Company committed to purchase goods and services used in its normal operations during a two-year period. Future annual minimum purchases remaining under the agreement are $2.4 million and $2.3 million in 2002 and 2003, respectively. During 2001, the Company's total purchases under the agreement were $2.3 million.

         A consolidated class action lawsuit against the Company is pending in the United States District Court for the Middle District of Florida. The plaintiffs purport to assert claims on behalf of a class of purchasers of Sykes' common stock during the period from July 27, 1998 through September 18, 2000. The consolidated action claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Among other things, the consolidated action alleges that during 2000, 1999, and 1998, the Company and certain of its officers made materially false statements concerning the Company's financial condition and its future prospects. The consolidated complaint also claims that certain of the Company's quarterly financial statements during 1999 and 1998 were not prepared in accordance with generally accepted accounting principles. The consolidated action seeks compensatory and other damages, and costs and expenses associated with the litigation. Although the Company denies the plaintiff's allegations and intends to defend the actions vigorously, it cannot predict the outcome or the impact this action may have on the Company. The outcome of this lawsuit or any future lawsuits, claims, or investigations relating to the same subject matter may have a material adverse impact on the Company's financial condition and results of operations.

         During the third quarter of 2001, the Company successfully settled the lawsuit filed by Kyrus Corporation that asserted functionality issues associated with software that Kyrus had licensed from the Company in 1998. In settlement of the lawsuit, the Company returned 1.0 million shares of Kyrus convertible preferred stock valued at $5.5 million, originally received in exchange for the license. Upon return of the stock, the Company received a $5.0 million cash payment from its insurance carrier. The remaining $0.5 million investment in the Kyrus preferred stock was written off against previously established reserves, and accordingly, there was no impact from this settlement on the results of operations.

         The Company from time to time is involved in other legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 16. EMPLOYEE BENEFIT PLAN

         The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the original plan provisions, the Company matched 25% of participant contributions to a maximum matching amount of 1% of participant compensation. During 1997, the Company increased the 401(k) matching provision to 50% of participating contributions to a maximum matching amount of 2% of participant compensation. The Company contribution was $1.0 million, $0.9 million and $0.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, two of the Company's subsidiaries maintained separate defined contribution plans, one of which was merged into the Company's 401(k) plan effective January 1, 1998 and the second one was terminated with the Company's sale of SHPS, Incorporated. The combined contributions made to these plans were approximately $0.2 million and $0.1 million for the years ended December 31, 2000 and 1999, respectively (none in 2001).

NOTE 17. STOCK OPTIONS

         The Company maintains various stock option plans for its employees. Options to employees are granted at not less than fair market value on the date of the grant and generally vest over one to four years except for 0.36 million outstanding options converted pursuant to the 1997 acquisition of McQueen International Limited ("McQueen"), which were immediately exercisable. All options granted to employees under the Company's stock option plans expire if not exercised by the tenth anniversary of their grant date with the exception of the McQueen outstanding options, which expire five years from their grant date.

         The Company also maintains a stock option plan that permits the granting of non-qualified stock options to members of the Board of Directors who are not employees of the Company. Each outside director receives options to purchase 7.5 thousand shares of common stock (effective January 1, 2002, 10.0 thousand shares of common stock) on the day following the Annual Shareholders' Meeting. Also, on the date on which a new outside director is first elected or appointed, he or she is granted options to purchase 7.5 thousand shares of common stock (effective January 1, 2002, 25.0 thousand shares of common stock). All options are granted at not less than fair market value on the date of grant and generally vest over one to four years. All options granted to non-employees expire if not exercised by the tenth anniversary of their grant date.

         At December 31, 2001, there were 7.4 million shares of common stock reserved for issuance under all of the Company's stock option plans. For all plans, options of 1.6 million, 0.4 million, and 0.4 million were exercisable at December 31, 2001, 2000 and 1999 with a weighted average exercise price of $14.70, $22.54 and $20.65, respectively. There were 6.6 million, 6.3 million and
3.9 million shares available for grant under the plans at December 31, 2001, 2000, and 1999, respectively.

         The following table summarizes stock option activity for each of the three years ended December 31:

                                                                                                        Weighted
                                                                                                         Average
                                                                                      Shares            Exercise
                                                                                  (In thousands)          Price
-----------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 1999 ..............................................           2,290           $  20.36
  Granted ...................................................................           1,050           $  24.46
  Exercised .................................................................            (685)          $  17.59
  Expired or terminated .....................................................            (725)          $  21.19
                                                                                       ------
Outstanding at December 31, 1999 ............................................           1,930           $  23.23
  Granted ...................................................................           3,115           $  14.32
  Exercised .................................................................             (91)          $  20.81
  Expired or terminated .....................................................          (1,480)          $  21.00
                                                                                       ------
Outstanding at December 31, 2000 ............................................           3,474           $  16.25
  Granted ...................................................................             496           $   7.67
  Exercised .................................................................            (116)          $   4.05
  Expired or terminated .....................................................          (1,114)          $  18.38
                                                                                       ------
Outstanding at December 31, 2001 ............................................           2,740           $  14.35
                                                                                       ======

         The following table further summarizes significant ranges of outstanding and exercisable options at December 31, 2001:

                                                         Number           Weighted      Weighted        Number          Weighted
                                                     Outstanding at       Average        Average     Exercisable at      Average
Range Of                                              Dec. 31, 2001      Remaining      Exercise     Dec. 31, 2001      Exercise
Exercise Prices                                      (In thousands)         Life          Price      (In thousands)       Price
-----------------------------------------------------------------------------------------------------------------------------------
under $4.00 ...................................               7             7.6          $ 3.25               1          $ 0.91
$ 4.01 to $ 6.00 ..............................             692             9.0          $ 4.53             509          $ 4.24
$ 6.01 to $ 9.00 ..............................             178             9.1          $ 7.92              21          $ 8.00
$ 9.01 to $13.00 ..............................             130             9.6          $11.16               2          $11.28
$13.01 to $19.00 ..............................           1,348             8.2          $17.53             725          $17.57
$19.01 to $28.00 ..............................             300             6.4          $23.48             280          $23.64
over $28.00 ...................................              85             7.1          $30.76              57          $30.76
                                                          -----                                           -----
  Total .......................................           2,740             8.3          $14.35           1,595          $14.70
                                                          =====                                           =====

         Employee Stock Purchase Plan--The Company's Employee Stock Purchase Plan (the "ESPP") allows eligible employee participants to purchase shares of the Company's common stock at a discount through payroll deductions. The ESPP, which qualifies under Code Section 423 of the Internal Revenue Code of 1986, was adopted by the Company's Board of Directors on April 1, 1999 and approved by the shareholders. Pursuant to the ESPP, Sykes reserved 1.0 million shares of its common stock for issuance.

         Under the ESPP, eligible employees may purchase the Company common stock at 87.5% of the market price on the last day of the offering period. The maximum each employee may purchase within an offering period shall not exceed $6.25 thousand in market value of Company common stock. The Company will typically have four three-month offering periods each year.

         The weighted average fair value share price of the purchase rights granted under the ESPP during the year ended December 31, 2001 was $6.34. For the years ended December 31, 2001 and 2000, 0.06 million and 0.09 million, respectively, of such shares were purchased and 0.84 million shares remain available for future issuance.

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

         If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts as follows (in thousands except per share amounts):

                                                                                            Years Ended December 31,
                                                                                   2001                2000               1999
--------------------------------------------------------------------------------------------------------------------------------
Net income as reported ...............................................          $     409           $  46,787          $  20,534
Pro forma net income
  (loss) as prescribed
  by SFAS 123 ........................................................             (2,633)             41,729             13,091
Net income per diluted
  share as reported ..................................................               0.01                1.13               0.48
Pro forma net income
  (loss) per diluted
  share as prescribed
  by SFAS 123 ........................................................              (0.07)               1.00               0.30


         The pro forma amounts were determined using the Black-Scholes valuation model with the following key assumptions: (i) a discount rate of 6.0% for 2001, a discount rate of 6.2% for 2000, and a discount rate of 6.1% for 1999; (ii) a volatility factor of 85.1% based upon the average trading price of the Company's common stock since it began trading on the Nasdaq National Market; (iii) no dividend yield; and (iv) an average expected option life of five years (three years for the ESPP) for 2001 and 2000 and an average expected option life of four years (two years for the ESPP) for 1999. In addition, the pro forma amount for 2001, 2000 and 1999 includes approximately $0.2 million, $0.2 million and $0.1 million, respectively, related to purchase discounts offered under the ESPP.

NOTE 18. SEGMENTS AND GEOGRAPHIC INFORMATION

         The Company has two reportable segments comprised of regional operating segments aggregated into reportable segments entitled Business Services and Business Solutions. These segments are consistent with the Company's management of these businesses and generally reflect its financial reporting structure and operating focus. The Business Services group represents approximately 93% of the Company's consolidated revenues for 2001 and is comprised of the Company's customer support outsourcing with emphasis on technical support and customer service and fulfillment businesses. These services are delivered through multiple communication channels encompassing phone, e-mail, web, and chat. The Business Solutions group, which represents approximately 7% of the Company's consolidated revenues for 2001, provides consultative professional services and technical staffing in customer relationship management (CRM) with a focus on business strategy, project management, business process redesign, change management, knowledge management, education, training and web development.

         Information about the Company's reportable segments for the years ended December 31, 2001, 2000 and 1999 is as follows (in thousands):

                                                                        Business         Business                      Consolidated
                                                                        Services        Solutions          Other(1)        Total
-----------------------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2001:
Revenues ......................................................       $460,142(2)       $  36,580         $     --       $496,722
Depreciation and amortization .................................         34,491                446               --         34,937
Income (loss) from operations before restructuring and
  other charges and impairment of long-lived assets ...........       $ 18,769(2)       $  (2,554)        $     --       $ 16,215
Restructuring and other charges ...............................                                            (14,600)       (14,600)
Impairment of long-lived assets ...............................                                             (1,480)        (1,480)
Other income ..................................................                                                 51             51
Benefit for income taxes ......................................                                                223            223
                                                                                                                         --------
Net income ....................................................                                                          $    409
                                                                                                                         ========
For the Year Ended December 31, 2000:
Revenues ......................................................       $550,920(2)       $  52,686 (3)     $     --       $603,606
Depreciation and amortization .................................         35,828              1,001               --         36,829
Income (loss) from operations before compensation
  expense associated with exercise of options and
  restructuring and other charges .............................       $ 26,522(2)       $    (526)(3)     $     --       $ 25,996
Compensation expense associated with exercise of options ......                                             (7,836)        (7,836)
Restructuring and other charges ...............................                                            (30,468)       (30,468)
Other income ..................................................                                             81,205         81,205
Provision for income taxes ....................................                                            (21,191)       (21,191)
Cumulative effect of change in accounting principle ...........                                               (919)          (919)
                                                                                                                         --------
Net income ....................................................                                                          $ 46,787
                                                                                                                         ========

For the Year Ended December 31, 1999:
Revenues ......................................................       $521,967(2)       $  50,775 (3)     $     --       $572,742
Depreciation and amortization .................................         36,841                729               --         37,570
Income (loss) from operations before impairment
  of long-lived assets ........................................       $ 44,386(2)       $  (1,370)(3)     $     --       $ 43,016
Impairment of long-lived assets ...............................                                             (5,979)        (5,979)
Other expense .................................................                                             (3,517)        (3,517)
Provision for income taxes ....................................                                            (12,986)       (12,986)
                                                                                                                         --------
Net income ....................................................                                                          $ 20,534
                                                                                                                         ========

(1) Other items are shown for purposes of reconciling to the Company's consolidated totals as shown in the table above for the three years ended December 31, 2001. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Inter-segment revenues are not material to the Business Services and Business Solutions segment results. Total assets are not disclosed since they are not identified and reported by segment to the Company's management.

(2) Business Services revenue includes $0.7 million, $59.7 million and $119.4 million for the years ended December 31, 2001, 2000 and 1999, respectively, from SHPS, Incorporated, a previously wholly-owned subsidiary of the Company, which was sold in June 2000 and U.S. fulfillment, a business in which the Company exited in connection with the fourth quarter 2000 restructuring. The Company continues to operate its European fulfillment business. Additionally, income (loss) from operations includes income of $0.1 million, a loss of $1.4 million and income of $5.2 million for the years ended December 2001, 2000 and 1999, respectively, from SHPS and U.S. fulfillment.

(3) Business Solutions revenue includes $8.6 million and $9.3 million for the years ended December 31, 2000 and 1999, respectively, from the Company's localization operations, a business in which the Company exited in connection with the fourth quarter 2000 restructuring. Additionally, income (loss) from operations includes a loss of $0.8 million and $2.3 million for the years ended December 31, 2000 and 1999, respectively, from localization.

         Total revenues, primarily Business Services' revenues, includes $58.5 million, or 11.8% of consolidated revenues, and $35.6 million, or 6.3% of consolidated revenues, for the years ended December 31, 2001 and 2000, respectively, from a major provider of communications services (none in 1999).

         Information about the Company's operations by geographic location is as follows (in thousands):

                                                                                          Years Ended December 31,
                                                                                 2001                2000               1999
-------------------------------------------------------------------------------------------------------------------------------
Revenues:
  United States ...................................................          $  250,285          $  335,166          $  352,626
  Canada ..........................................................              51,229              46,792              36,521
  Costa Rica ......................................................              11,131               8,310               2,194
                                                                             --------------------------------------------------
    Total Americas ................................................             312,645             390,268             391,341
                                                                             --------------------------------------------------
  Germany .........................................................              68,856              70,024              43,355
  United Kingdom
    (including
    the Philippines) ..............................................              72,295              91,898              93,012
  Other ...........................................................              42,926              51,416              45,034
                                                                             --------------------------------------------------
    Total International ...........................................             184,077             213,338             181,401
                                                                             --------------------------------------------------
      Total .......................................................          $  496,722          $  603,606          $  572,742
                                                                             ==================================================

Long-lived assets:
  United States ...................................................          $  100,125          $  110,660          $  158,154
  Canada ..........................................................               9,791               8,948               8,646
  Costa Rica ......................................................               3,361               1,665               1,642
                                                                             --------------------------------------------------
    Total Americas ................................................             113,277             121,273             168,442
                                                                             --------------------------------------------------
  Germany .........................................................               7,572               7,533               3,283
  United Kingdom
    (including
    the Philippines) ..............................................              17,528              23,125              28,776
  Other ...........................................................               6,990               8,772              11,086
                                                                             --------------------------------------------------
    Total International ...........................................              32,090              39,430              43,145
                                                                             --------------------------------------------------
      Total .......................................................          $  145,367          $  160,703          $  211,587
                                                                             ==================================================

NOTE 19. RELATED PARTY TRANSACTIONS

         During 2000, the Company terminated its ten-year operating lease agreement with the Company's Chairman (and majority shareholder) for its corporate aircraft and paid a lease termination fee of $3.5 million. This lease termination payment is included in restructuring and other charges in the accompanying Consolidated Statement of Operations for the year ended December 31, 2000. Since the lease termination, the Company paid the Chairman (and majority shareholder) $0.8 million and $0.2 million for the use of the corporate aircraft in 2001 and 2000, respectively. The lease expense for each of the years ended December 31, 2000 and 1999, exclusive of lease termination payments, was $0.3 million and $0.6 million, respectively.

         The Board of Directors determined that a note receivable of $0.4 million due from the Company's Chairman (and majority shareholder) was a corporate expense to be forgiven and charged against income for the year ended December 31, 2001.

         During the years ended December 31, 2001 and 2000, the Company also paid a company, in which the Chairman (and majority shareholder) has an 80% equity interest, $0.5 million and $0.2 million, respectively, for management and site development services. This arrangement was terminated in July 2001.

         A member of the board of directors of the Company received broker commissions from the Company's 401(k) investment firm of $0.03 million for each of the years ended December 31, 2001, 2000, and 1999, respectively, and insurance commissions for the placement of the Company's various corporate insurance programs of $0.08 million for each of the years ended December 31, 2001, 2000 and 1999, respectively.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2001, 2000 and 1999

                                                                     Additions
                                                     Balance at     Charged to                                           Balance at
                                                     Beginning       Costs and                                             End of
(In thousands)                                       of Period       Expenses    Reclassifications(1)    Deductions(2)     Period
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
    Year ended December 31, 2001 ..............       $  7,260       $  2,575       $      --              $  5,652      $   4,183
    Year ended December 31, 2000 ..............          2,440          7,621              --                 2,801          7,260
    Year ended December 31, 1999 ..............            796          2,202              --                   558          2,440

Domestic current deferred tax asset
  valuation allowance:
    Year ended December 31, 2001 ..............       $  1,819       $     --       $  (1,819)             $     --      $      --
    Year ended December 31, 2000 ..............             --          1,819              --                    --          1,819
    Year ended December 31, 1999 ..............             --             --              --                    --             --

Foreign current deferred tax asset
  valuation allowance:
    Year ended December 31, 2001 ..............       $  1,815       $     --       $  (1,815)             $     --      $      --
    Year ended December 31, 2000 ..............          1,240          1,593              --                 1,018          1,815
    Year ended December 31, 1999 ..............             --            626             704                    90          1,240

Domestic non-current deferred tax asset
  valuation allowance:
    Year ended December 31, 2001 ..............       $    348       $  3,564       $      --              $     --      $   3,912
    Year ended December 31, 2000 ..............          2,894             --              --                 2,546            348
    Year ended December 31, 1999 ..............          3,000             --              --                   106          2,894

Foreign non-current deferred tax
  valuation allowance:
    Year ended December 31, 2001 ..............       $     --       $  7,034       $   4,363              $      7      $  11,390
    Year ended December 31, 2000 ..............             --             --              --                    --             --
    Year ended December 31, 1999 ..............            704             --            (704)                   --             --


(1)      Amounts have been reclassified for reporting purposes.

(2)      Write-offs and recoveries.