Form 10-Q
period 2002-03-31
SYKES ENTERPRISES INC
filed 2002-05-10
CIK 1010612

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 0-28274

Sykes Enterprises, Incorporated

(Exact name of Registrant as specified in its charter)

Florida	56-1383460

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 North Tampa Street, Suite 3900, Tampa, FL 33602

Registrant’s telephone number, including area code:	(813) 274-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

   Yes            No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

   Yes            No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 6, 2002, there were 40,432,069 shares of common stock outstanding.

PART I
Item 1 – Financial Statements and Independent Accountants’ Report.
Sykes Enterprises, Incorporated and Subsidiaries Condensed Consolidated Balance Sheets (in thousands, except per share data)
Sykes Enterprises, Incorporated and Subsidiaries Condensed Consolidated Statements of Income Three Months Ended March 31, 2002 and March 31, 2001 (Unaudited)
Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended March 31, 2001, Nine Months Ended December 31, 2001 and
Three Months Ended March 31, 2002
(Unaudited)
Sykes Enterprises, Incorporated and Subsidiaries Condensed Consolidated Statements of Cash Flows Three months ended March 31, 2002 and March 31, 2001 (Unaudited)
Sykes Enterprises, Incorporated and Subsidiaries Notes To Condensed Consolidated Financial Statements Three months ended March 31, 2002 and March 31, 2001 (Unaudited)
Note 1 – Basis of Presentation and Recent Accounting Pronouncements
Note 2 –Contingencies
Note 3 – Accumulated Other Comprehensive Income (Loss)
Note 4 – Restructuring and Other Charges
Note 5 – Borrowings
Note 6 – Income Taxes
Note 7 – Earnings Per Share
Note 8 – Segment Reporting and Major Clients
INDEPENDENT ACCOUNTANTS’ REPORT
Sykes Enterprises, Incorporated and Subsidiaries Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations
Liquidity and Capital Resources
Quantitative and Qualitative Disclosure About Market Risk
Fluctuations in Quarterly Results
Sykes Enterprises, Incorporated and Subsidiaries Form 10-Q For the Quarter Ended March 31, 2002
Part II – OTHER INFORMATION.
Item 1 – Legal Proceedings.
Item 4 – Submission of Matters to a Vote of Security Holders.
Item 5 – Other Information.
Item 6 – Exhibits and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX
Sen Rev Credit Facility 4-5-02
Stock Optn Agmnt, 3-11-02, Jenna R. Nelson
Stock Option 3/11/02 Incorporated & Gerry Rogers
Stock Option 3/15/02 Incorporated & Charles Sykes
Stock Option 3/15/02 Incorporated & Charles Sykes
Stock Option 3/18/02 Incorp. & William Rocktoff
Stock Option 3/18/02 Incorp. & William Rocktoff
Stock Option 3/6/02 Incorp. & Harry Jackson
Letter Re: Unaudited Interim Financial Information

PART I

Item 1 – Financial Statements and Independent Accountants’ Report.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$63,043	$50,002

Receivables	89,725	93,522

Prepaid expenses and other current assets	12,060	11,750

Total current assets	164,828	155,274

Property and equipment, net	133,133	140,551

Intangible assets, net	4,813	4,816

Deferred charges and other assets	9,333	9,139

	$312,107	$309,780

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$16,827	$15,772

Income taxes payable	1,131	—

Accrued employee compensation and benefits	28,186	29,100

Other accrued expenses and current liabilities	14,768	13,855

Total current liabilities	60,912	58,727

Deferred grants	38,738	39,543

Deferred revenue	18,288	20,298

Total liabilities	117,938	118,568

Contingencies

Shareholders’ equity:

Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—

Common stock, $0.01 par value, 200,000 shares authorized; 43,376 and 43,300 issued	434	433

Additional paid-in capital	161,326	160,907

Retained earnings	94,058	90,839

Accumulated other comprehensive loss	(20,894)	(20,212)

	234,924	231,967

Treasury stock at cost; 3,000 shares	(40,755)	(40,755)

Total shareholders’ equity	194,169	191,212

	$312,107	$309,780

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
Three Months Ended March 31, 2002 and March 31, 2001
(Unaudited)

(in thousands, except for per share data)	2002	2001

Revenues	$116,743	$140,421

Operating expenses:

Direct salaries and related costs	72,722	88,712

General and administrative	39,375	43,247

Total operating expenses	112,097	131,959

Income from operations	4,646	8,462

Other income (expense):

Interest, net	50	20

Other	38	(380)

Total other income (expense)	88	(360)

Income before provision for income taxes	4,734	8,102

Provision for income taxes	1,515	3,079

Net income	$3,219	$5,023

Net income per share:

Basic	$0.08	$0.13

Diluted	$0.08	$0.12

Weighted average shares:

Basic	40,346	40,137

Diluted	40,633	40,251

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended March 31, 2001, Nine Months Ended December 31, 2001 and
Three Months Ended March 31, 2002
(Unaudited)

					Accumulated
	Common	Common	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

Balance at January 1, 2001	43,084	$431	$159,696	$90,430	$(14,082)	$(40,583)	$195,892

Issuance of common stock	32	—	159	—	—	—	159

Comprehensive income:

Net income for the three months ended March 31, 2001	—	—	—	5,023	—	—	5,023

Foreign currency translation adjustment	—	—	—	—	(4,311)	—	(4,311)

Total							712

Balance at March 31, 2001	43,116	431	159,855	95,453	(18,393)	(40,583)	196,763

Issuance of common stock	184	2	814	—	—	—	816

Purchase of treasury stock	—	—	—	—	—	(172)	(172)

Tax-effect of non-qualified exercise of stock options	—	—	238	—	—	—	238

Comprehensive loss:

Net loss for the nine months ended December 31, 2001	—	—	—	(4,614)	—	—	(4,614)

Foreign currency translation adjustment	—	—	—	—	(1,819)	—	(1,819)

Total							(6,433)

Balance at December 31, 2001	43,300	433	160,907	90,839	(20,212)	(40,755)	191,212

Issuance of common stock	76	1	419	—	—	—	420

Comprehensive income:

Net income for the three months ended March 31, 2002	—	—	—	3,219	—	—	3,219

Foreign currency translation adjustment	—	—	—	—	(682)	—	(682)

Total							2,537

Balance at March 31, 2002	43,376	$434	$161,326	$94,058	$(20,894)	$(40,755)	$194,169

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2002 and March 31, 2001
(Unaudited)

(in thousands)	2002	2001

Cash flows from operating activities:

Net income	$3,219	$5,023

Depreciation and amortization	7,965	8,924

Deferred income tax (benefit) provision	754	(41)

(Gain) loss on disposal of property and equipment	(40)	217

Changes in assets and liabilities:

Receivables	7,818	16,809

Prepaid expenses and other current assets	(355)	367

Deferred charges and other assets	29	(1,212)

Accounts payable	1,450	(10,493)

Income taxes payable	(3,842)	(1,396)

Accrued employee compensation and benefits	(729)	(2,995)

Other accrued expenses and current liabilities	2,932	336

Deferred revenue	(1,295)	736

Other long-term liabilities	25	(3)

Net cash provided by operating activities	17,931	16,272

Cash flows from investing activities:

Capital expenditures	(5,027)	(8,145)

Proceeds from sale of property and equipment	72	8

Net cash used for investing activities	(4,955)	(8,137)

Cash flows from financing activities:

Paydowns under revolving line of credit agreements	—	(17,367)

Borrowings under revolving line of credit agreements	—	10,559

Payments of long-term debt	(13)	(34)

Proceeds from issuance of stock	420	159

Proceeds from grants	—	150

Net cash provided by (used for) financing activities	407	(6,533)

Effects of exchange rates on cash	(342)	(4,311)

Net increase (decrease) in cash and cash equivalents	13,041	(2,709)

Cash and cash equivalents – beginning	50,002	30,141

Cash and cash equivalents – ending	$63,043	$27,432

Supplemental disclosures of cash flow information:

Cash paid during period for:

Interest	$148	$106

Income taxes	$2,678	$3,125

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Three months ended March 31, 2002 and March 31, 2001
(Unaudited)

Sykes Enterprises, Incorporated and consolidated subsidiaries (“Sykes” or the “Company”) provides customer management solutions and services to external and internal customers of companies, primarily within the technology/consumer, communications and financial services markets. Sykes provides customer support outsourcing solutions with an emphasis on technical support and customer service. These services are delivered through multiple communication channels encompassing phone, e-mail, web and chat. Sykes complements its customer support outsourcing services with customer relationship management (CRM) consulting, technical staffing and fulfillment services designed to deliver services that are customized to meet each company’s unique customer management needs. The Company has operations in two geographic regions entitled (1) the Americas, which includes the United States, Canada, Latin America and the Asia Pacific Rim; and (2) EMEA, which includes Europe, the Middle East, and Africa.

Note 1 – Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. In addition, certain reclassifications have been made for consistent presentation. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission (SEC).

Recent Accounting Pronouncements — In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations", and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. The Company adopted the provisions of SFAS No. 141 and the adoption of this statement had no impact on the financial condition, results of operations, or cash flows of the Company. SFAS No. 142 requires that goodwill and certain intangibles with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002 and accordingly ceased amortization of goodwill. Prior to the adoption of this statement, the amortization of goodwill would have represented a $0.1 million decrease to the first quarter’s 2002 net income (no change to net income per diluted share) and a $0.4 million decrease to the full year 2002 net income (or $0.01 per diluted share). Also, in connection with the adoption of SFAS No. 142, the Company assigned goodwill to reporting units and performed transitional impairment tests for goodwill during the first quarter of 2002. No impairment of goodwill was determined as a result of these tests.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Three months ended March 31, 2002 and March 31, 2001
(Unaudited)

Note 1 – Basis of Presentation and Recent Accounting Pronouncements (continued)

A reconciliation of reported net income to net income adjusted to reflect the impact of the discontinuance of the amortization of goodwill for the three months ended March 31, 2002 and 2001, is as follows:

(in thousands except per share amounts)	Three Months Ended March 31,

	2002	2001

Reported net income:	$3,219	$5,023

Add back Goodwill amortization, net of taxes	—	346

Adjusted net income	$3,219	$5,369

Net income per basic share:

Reported net income	$0.08	$0.13

Add back Goodwill amortization, net of taxes	—	0.01

Adjusted net income	$0.08	$0.14

Net income per diluted share:

Reported net income	$0.08	$0.12

Add back Goodwill amortization, net of taxes	—	0.01

Adjusted net income	$0.08	$0.13

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and (or) normal use of the asset. The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending March 31, 2003. Because of the effort necessary to comply with the adoption of SFAS No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The objective of SFAS No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to SFAS No. 121. The Company adopted SFAS No. 144 effective January 1, 2002 and the adoption of this statement had no impact on the financial condition, results of operations, or cash flows of the Company.

Note 2 –Contingencies

A consolidated class action lawsuit against the Company is pending in the United States District Court for the Middle District of Florida. The plaintiffs purport to assert claims on behalf of a class of purchasers of Sykes’ common stock during the period from July 27, 1998 through September 18, 2000. The consolidated action claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Among other things, the consolidated action alleges that during 2000, 1999, and 1998, the Company and certain of its officers made materially false statements concerning the Company’s financial condition and its future prospects. The consolidated complaint also claims that certain of the Company’s quarterly financial statements during 1999 and 1998 were not prepared in accordance with generally accepted accounting principles. The consolidated action seeks compensatory and other damages, and costs and expenses associated with the

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Three months ended March 31, 2002 and March 31, 2001
(Unaudited)

Note 2 –Contingencies (continued)

litigation. Although, the Company denies the Plaintiff’s allegations and intends to defend the actions vigorously, it cannot predict the outcome or the impact this action may have on the Company. The outcome of this lawsuit or any future lawsuits, claims, or investigations relating to the same subject matter may have a material adverse impact on the Company’s financial condition and results of operations.

The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s future financial position or results of operations.

Note 3 – Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes rules for the reporting of comprehensive income and its components. Total comprehensive income was $2.5 million for the three months ended March 31, 2002 compared to total comprehensive income of $0.7 million for the three months ended March 31, 2001.

Note 4 – Restructuring and Other Charges

2001 Charges

In December 2001, in response to the economic slowdown and increasing demand for the Company’s offshore capabilities, the Company approved a cost reduction plan designed to improve efficiencies in its core business. As a result of the Company’s cost reduction plan, the Company recorded $16.1 million in restructuring, other and impairment charges during the fourth quarter of 2001. This included $14.6 million in charges related to the closure and consolidation of two U.S. customer support centers, two U.S. technical staffing offices, one European fulfillment center, the elimination of redundant property leasehold improvements and equipment, and severance and related costs. In addition, the Company reduced the number of employees by 230 during the first quarter of 2002. The restructuring charge also includes $1.4 million for future lease obligations related to closed facilities. The Company also recorded a $1.5 million impairment charge related to the write-off of certain non-performing assets, including software and equipment no longer used by the Company.

The following table summarizes the 2001 restructuring and other charges and related activity in 2002 (none for the comparable period in 2001) (in thousands):

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	March 31,
	2002	Outlays	Changes	2002(1)

Severance and related costs	$1,423	$(607)	$—	$816

Lease termination costs	1,355	(253)	—	1,102

Write-down of property, equipment, and capitalized costs	3,220	—	(3,220)	—

Other restructuring costs	292	(48)	—	244

Total	$6,290	$(908)	$(3,220)	$2,162

(1)	Included in “Accounts Payable” in the accompanying Condensed Consolidated Balance Sheet.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Three months ended March 31, 2002 and March 31, 2001
(Unaudited)

Note 4 – Restructuring and Other Charges (continued)

2000 Charges

The Company recorded restructuring and other charges during the second and fourth quarters of 2000 approximating $30.5 million. The second quarter restructuring and other charges approximating $9.6 million resulted from the Company’s consolidation of several European and one U.S. fulfillment center and the closing or consolidation of six professional services offices. Included in the second quarter 2000 restructuring and other charges was a $3.5 million lease termination payment related to the corporate aircraft. As a result of the second quarter restructuring, the Company reduced the number of employees by 157 during 2000 and satisfied the remaining lease obligations related to the closed facilities during 2001.

The Company also announced, after a comprehensive review of operations, its decision to exit certain non-core, lower margin businesses to reduce costs, improve operating efficiencies and focus on its core competencies of technical support, customer service and consulting solutions. As a result, the Company recorded $20.9 million in restructuring and other charges during the fourth quarter of 2000 related to the closure of its U.S. fulfillment operations, the consolidation of its Tampa, Florida technical support center and the exit of its worldwide localization operations. Included in the fourth quarter 2000 restructuring and other charges is a $2.4 million severance payment related to the employment contract of the Company’s former President. In connection with the fourth quarter 2000 restructuring, the Company reduced the number of employees by 245 during the first half of 2001 and satisfied a significant portion of the remaining lease obligations related to the closed facilities during 2001.

The following tables summarize the 2000 accrual for restructuring and other charges and related activity (in thousands):

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	March 31,
	2002	Outlays	Changes	2002(1)

Severance and related costs	$1,485	$(95)	$—	$1,390

Lease termination costs	143	(143)	—	—

Total	$1,628	$(238)	$—	$1,390

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	March 31,
	2001	Outlays	Changes	2001

Severance and related costs	$3,062	$(449)	$—	$2,613

Lease termination costs	1,288	(201)	—	1,087

Other restructuring costs	718	(109)	—	609

Total	$5,068	$(759)	$—	$4,309

(1)	Included in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheet.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Three months ended March 31, 2002 and March 31, 2001
(Unaudited)

Note 5 – Borrowings

At March 31, 2002, the Company had a $100.0 million revolving credit facility, including a $10.0 million swingline loan for working capital purposes. The credit facility, which was canceled by the Company in April 2002, accrues interest, at the Company’s option, at (a) the lender’s base rate plus an applicable margin up to 0.50% or (b) a Euro rate plus an applicable margin up to 2.25% or the Quoted Rate for swingline loans. The borrowings under the credit facility, subject to certain financial covenants, were guaranteed by all of the Company’s material subsidiaries as evidenced by a pledge of between 65% and 100% of the respective subsidiary’s common stock. There were no outstanding balances on the credit facility as of March 31, 2002 and 2001.

As mentioned above, the Company canceled its existing $100.0 million revolving credit facility in April 2002. It then entered into a $60.0 million revolving credit facility with an accordion feature allowing the Company to increase the revolving credit facility up to $75.0 million, including a $10.0 million swingline subfacility, a $25.0 million multi-currency subfacility and a $15.0 million letter of credit subfacility. The new credit facility, which is subject to certain financial covenants, will be used to fund future acquisitions and to provide for working capital and general corporate purposes. The new credit facility accrues interest, at the Company’s option, at (a) the lender’s base rate plus an applicable margin up to 1.0%, (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.0%, or (c) the Interbank Offered Rate (“IBOR”) plus an applicable margin up to 2.0% that varies with certain of the Company’s financial ratios. The borrowings under the new credit facility, which terminates May 31, 2005, are guaranteed by a pledge of the common stock from 100% of the Company’s domestic material subsidiaries and from 65% of the Company’s direct foreign material subsidiaries. The new credit facility prohibits, without the consent of the lenders, the Company from incurring additional indebtedness, limits certain investment advances or loans and restricts substantial asset sales, capital expenditures, stock repurchases and dividends.

Note 6 – Income Taxes

The Company’s effective tax rate was 32.0% and 38.0% for the three months ended March 31, 2002 and 2001, respectively. The decrease in the effective tax rate in the first quarter of 2002 compared to the same period last year is a result of shifts in the Company’s mix of earnings within tax jurisdictions. The Company’s effective tax rate differs from the statutory federal income tax rate primarily due to the effects of foreign, state and local income taxes, foreign income not subject to federal and state income taxes, valuations on net operating loss carryforwards and foreign asset basis step up, non-deductible intangibles and other permanent differences.

Earnings associated with the Company’s investment in its foreign subsidiaries are considered to be permanently invested and no provision for United States federal and state income taxes on those earnings or translation adjustments has been provided.

Note 7 – Earnings Per Share

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

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Three months ended March 31, 2002 and March 31, 2001
(Unaudited)

Note 7 – Earnings Per Share (continued)

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended March 31,

	2002	2001

Basic:

Weighted average common shares outstanding	40,346	40,137

Diluted:

Dilutive effect of stock options	287	114

Total weighted average diluted shares outstanding	40,633	40,251

Note 8 – Segment Reporting and Major Clients

Effective January 1, 2002, the Company operates within two regions, “the Americas” and “EMEA”. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. In connection with the Company’s continued efforts to concentrate resources on its core competencies and focus on the needs of its clients, the Company implemented a customer centric model and philosophy throughout the organization. With the changing demands of the Company’s global customers and the implementation of the customer centric model, the Company aligned its business into two geographic regions, the Americas and EMEA, effective January 1, 2002, to more effectively manage the business and support the customer care needs of every client. The Americas, which includes the United States, Canada, Latin America and the Asia Pacific Rim, provides customer outsourcing solutions (with an emphasis on technical support and customer service), CRM consulting and technical staffing. EMEA, which includes Europe, the Middle East and Africa, provides customer outsourcing solutions (with an emphasis on technical support and customer services) and fulfillment services. The Asia Pacific Rim is included in the Americas region given the nature of the business and client profile, which is primarily made up of U.S. companies that are using the Company’s offshore services to support their customer management needs.

The Americas’ revenue includes $14.6 million, or 12.5% of consolidated revenues for the three months ended March 31, 2002 from a major provider of communications services. This compared to $14.2 million, or 10.1% of consolidated revenues for the three months ended March 31, 2001.

In addition, revenue includes $14.3 million, or 12.3% of consolidated revenues for the three months ended March 31, 2002 from a leading software and services provider. This is comprised of $13.7 million, or 11.7% of consolidated revenues from the Americas and $0.6 million, or 0.6% of consolidated revenues from EMEA. This compared to $11.1 million, or 7.9% of consolidated revenues for the same customer for the three months ended March 31, 2001. This is comprised of $8.3 million, or 5.9% of consolidated revenues from the Americas and $2.8 million, or 2.0% of consolidated revenues from EMEA.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Three months ended March 31, 2002 and March 31, 2001
(Unaudited)

Note 8 – Segment Reporting and Major Clients (continued)

Information about the Company’s reportable segments for the three months ended March 31, 2002 compared to the corresponding prior year period, as revised to reflect the change in segments to geographic regions in 2002, is as follows (in thousands):

					Consolidated
	Americas		EMEA	Other (1)	Total

Three Months Ended March 31, 2002:
Revenue	$80,705		$36,038	$—	$116,743

Depreciation and amortization	5,623		2,342	—	7,965

Income from operations	$4,122		$524	$—	$4,646

Other income				88	88

Provision for income taxes				1,515	1,515

Net income					$3,219

Three Months Ended March 31, 2001:

Revenue	$89,008	(2)	$51,413	$—	$140,421

Depreciation and amortization	6,284		2,640	—	8,924

Income from operations	$3,648	(2)	$4,814	$—	$8,462

Other expense				(360)	(360)

Provision for income taxes				3,079	3,079

Net income					$5,023

(1)	Other items are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three months ended March 31, 2002 and 2001. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2001. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income from operations, and does not include segment assets or other income and expense items for management reporting purposes.

(2)	For the three months ended March 31, 2001, the Americas’ revenue includes $0.7 million from U.S. fulfillment, a business in which the Company exited in connection with the fourth quarter 2000 restructuring. Additionally, income from operations includes income of $0.1 million for the three months ended March 31, 2001 from U.S. fulfillment. The Company continues to operate its European fulfillment business.

INDEPENDENT ACCOUNTANTS’ REPORT
To the Board of Directors and Shareholders of
Sykes Enterprises, Incorporated

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of March 31, 2002, and the related condensed consolidated statements of operations, changes in shareholders’ equity, and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 14, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
April 23, 2002

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and in the Sykes Enterprises, Incorporated (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

Management’s discussion and analysis may contain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, and projections about the Company, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made from time to time by or on behalf of Sykes. Words such as “believe,” “estimate,” “project,” “expect,” “intend,” “may,” “anticipate,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe the Company’s future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this report. The Company’s actual results may differ materially from what is expressed or forecasted in such forward-looking statements, and undue reliance should not be placed on such statements. All forward-looking statements are made as of the date hereof, and Sykes undertakes no obligation to update any such forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the timing of significant orders for Sykes’ products and services, (ii) variations in the terms and the elements of services offered under Sykes’ standardized contract including those for future bundled service offerings, (iii) changes in applicable accounting principles or interpretations of such principles, (iv) difficulties or delays in implementing Sykes’ bundled service offerings, (v) failure to achieve sales, marketing and other objectives, (vi) construction delays of new technical and customer support centers, (vii) delays in the Company’s ability to develop new products and services and market acceptance of new products and services, (viii) rapid technological change, (ix) loss of significant customers, (x) risks inherent in conducting business abroad, (xi) currency fluctuations, (xii) fluctuations in business conditions and the economy, (xiii) Sykes’ ability to attract and retain key management personnel, (xiv) Sykes’ ability to continue the growth of its support service revenues through additional technical and customer service centers, (xv) Sykes’ ability to further penetrate into vertically integrated markets, (xvi) Sykes’ ability to expand its global presence through strategic alliances and selective acquisitions, (xvii) Sykes’ ability to continue to establish a competitive advantage through sophisticated technological capabilities, (xviii) the ultimate outcome of pending class action lawsuits, (xix) Sykes’ ability to recognize deferred revenue through delivery of products or satisfactory performance of services, (xx) Sykes’ dependence on trend toward outsourcing, (xxi) risk of emergency interruption of technical and customer support center operations, (xxii) the existence of substantial competition and (xxiii) other risk factors listed from time to time in Sykes’ registration statements and reports as filed with the Securities and Exchange Commission.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues

For the three months ended March 31, 2002, the Company recorded consolidated revenues of $116.7 million, a decrease of $23.7 million or 16.9% from $140.4 million of consolidated revenues for the comparable period during 2001. Exclusive of the remaining results of operations from those businesses the Company exited in connection with the fourth quarter 2000 restructuring, including U.S. fulfillment and distribution operations, revenues decreased $23.0 million or 16.5% for the three months ended March 31, 2002, from $139.7 million for the comparable period during 2001.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Revenues (continued)

On a geographic segmentation, revenues from the Company’s Americas region, including the United States, Canada, Latin America and the Asia Pacific Rim, represented 69%, or $80.7 million for the three months ended March 31, 2002 compared to 63%, or $88.3 million, exclusive of U.S. fulfillment and distribution operations, for the comparable period during 2001. Revenues from the Company’s EMEA region, including Europe, the Middle East and Africa, represented 31%, or $36.0 million for the three months ended March 31, 2002 compared to 37%, or $51.4 for the comparable period during 2001.

The decrease in Americas’ revenue of $7.6 million, or 8.6%, for the three months ended March 31, 2002 was primarily attributable to the continued affect of cautious spending decisions and the overall reduction in client volumes resulting from the economic slowdown.

The decrease in EMEA’s revenue of $15.4 million, or 30.0%, for the three months ended March 31, 2002 was primarily related to the loss of a dot.com client that filed for bankruptcy in 2001 as well as a decline in client volumes affected by the economic slowdown in both customer support and fulfillment services.

Direct Salaries and Related Costs

Direct salaries and related costs decreased $16.0 million or 18.0% to $72.7 million for the three months ended March 31, 2002, from $88.7 million in 2001. As a percentage of revenues, direct salaries and related costs decreased to 62.3% in 2002 from 63.2% for the comparable period in 2001. The decrease was primarily attributable to a reduction in customer care agents as a result of lower call volumes, shifts in the overall client mix and shifts in the Company’s geographic revenue mix. As a percentage of revenues, direct salaries and related costs, exclusive of U.S. fulfillment and distribution operations, decreased to 62.3% in 2002 from 63.3% for the comparable period in 2001.

General and Administrative

General and administrative expenses decreased $3.9 million or 9.0% to $39.4 million for the three months ended March 31, 2002, from $43.3 million in 2001. As a percentage of revenues, general and administrative expenses increased to 33.7% in 2002 from 30.8% for the comparable period in 2001. The decrease in the dollar amount of general and administrative expenses was attributable to a $1.5 million decrease in salaries and benefits related to the decrease in revenue, a $1.5 million decrease in depreciation related to the Company’s elimination of certain under-performing operations, a $0.4 million decrease in general and administrative expenses associated with U.S. fulfillment and distribution operations and a $0.5 million decrease in bad debt expense. As a percentage of revenues, general and administrative expenses, exclusive of U.S. fulfillment and distribution operations, increased to 33.7% in 2002 from 30.7% for the comparable period in 2001.

Other Income and Expense

Other income was $0.1 million during the three months ended March 31, 2002, compared to other expense of $0.4 million during the comparable 2001 period. This increase was primarily attributable to a decrease in the loss on sale of assets in 2001.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Provision for Income Taxes

The provision for income taxes decreased $1.6 million to $1.5 million for the three months ended March 31, 2002 from $3.1 million for the comparable period in 2001. The decrease in the provision for income taxes was primarily attributable to the decrease in income for the three months ended March 31, 2002 and a decrease in the effective tax rate as the result of shifts in the Company’s mix of earnings within tax jurisdictions. The effective tax rate was 32.0 percent for the three months ended March 31, 2002 and 38.0 percent for the comparable 2001 period. The effective tax rate differs from the statutory federal income tax rate primarily due to the effects of foreign, state and local income taxes, foreign income not subject to federal and state income taxes, valuations on net operating loss carryforwards and foreign asset basis step-up, non-deductible intangibles and other permanent differences.

Net Income

As a result of the foregoing, net income decreased $1.8 million to $3.2 million for the three months ended March 31, 2002 from $5.0 million for the three months ended March 31, 2001. Exclusive of the U.S. fulfillment and distribution operations, net income remained unchanged at $5.0 million for the three months ended March 31, 2001.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flows generated from operations and from available borrowings under its credit facilities. The Company has utilized its capital resources to make capital expenditures associated primarily with its technical and customer support services, invest in technology applications and tools to further develop the Company’s service offerings and for working capital and other general corporate purposes, including the repurchase of its common stock in the open market. In future periods, the Company intends similar uses of any such funds, including possible acquisitions.

In the first quarter of 2002, the Company generated $17.9 million in cash from operating activities, which provided $13.0 million in available cash and $5.0 million investment in capital expenditures.

Net cash flows provided by operating activities for the three months ended March 31, 2002 was $17.9 million compared to $16.3 million for the comparable period in 2001. The $1.6 million increase in net cash flows provided by operating activities was due to a net increase in assets and liabilities of $3.9 million offset by a decrease in net income of $1.8 million and a net decrease in non-cash expenses of $0.5 million. The net increase in assets and liabilities of $3.9 million was due to a decrease in deferred revenue of $2.1 million, primarily related to revenue from diagnostic software, and an increase in accounts payable and other accrued accounts of $14.9 million offset by an $8.9 million decrease in receivables. This decrease in receivables was primarily due to increased collection efforts and a decrease in revenues.

Capital expenditures, which are generally funded by cash generated from operating activities and borrowings available under its credit facilities, were $5.0 million for the three months ended March 31, 2002 compared to $8.1 million for the three months ended March 31, 2001, a decline of $3.1 million. In the first quarter of 2002, approximately 80% of the capital expenditures were the result of investing in new and existing technical and customer support centers and 20% was expended for systems infrastructure and other. In 2002, the Company anticipates capital expenditures in the range of $30.0 million to $35.0 million.

The primary sources of cash flows from financing activities are from borrowings under the Company’s credit facilities. In April 2002, the Company canceled its existing $100.0 million revolving credit facility and entered into a $60.0 million revolving credit facility with an accordion feature allowing the Company to increase the revolving credit facility up to $75.0 million, including a $10.0 million swingline subfacility, a $25.0 million multi-currency subfacility and a $15.0 million letter of credit subfacility. The new credit facility, which is subject to certain

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Liquidity and Capital Resources (continued)

financial covenants, will be used to fund future acquisitions, to provide for working capital and general corporate purposes. The new credit facility accrues interest, at the Company’s option, at (a) the lender’s base rate plus an applicable margin up to 1.0%, (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.0%, or (c) the Interbank Offered Rate (“IBOR”) plus an applicable margin up to 2.0% that varies with certain of the Company’s financial ratios. The borrowings under the new credit facility, which terminates May 31, 2005, are guaranteed by a pledge of the common stock from 100% of the Company’s domestic material subsidiaries and from 65% of the Company’s direct foreign material subsidiaries. At March 31, 2002, the Company had $63.0 million in cash and $100.0 million of availability under its existing credit facilities ($60.0 million under its new credit facility, effective April 5, 2002).

The Company believes that its current cash levels, accessible funds under its credit facilities and cash flows from future operations will be adequate to meet anticipated working capital needs, its future debt repayment requirements (if any), continued expansion objectives and anticipated levels of capital expenditures for the foreseeable future.

Quantitative and Qualitative Disclosure About Market Risk

The Company’s earnings and cash flows are subject to fluctuations due to changes in non-U.S. currency exchange rates. The Company is exposed to non-U.S. exchange rate fluctuations as the financial results of non-U.S. subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact overall expected profitability. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in accumulated other comprehensive income in shareholders’ equity. Movements in non-U.S. currency exchange rates may affect the Company’s competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-United States based competitors. Under its current policy, the Company does not use non-U.S. exchange derivative instruments to manage its exposure to changes in non-U.S. currency exchange rates.

While the Company had no debt outstanding at variable interest rates during the three months ended March 31, 2002, the Company has not historically used derivative instruments to manage its exposure to changes in interest rates.

Fluctuations in Quarterly Results

For the year ended December 31, 2001, quarterly revenues as a percentage of total annual revenues were approximately 28%, 25%, 23% and 24%, respectively, for the first through fourth quarters of the year. The Company has experienced and anticipates that in the future it will continue to experience variations in quarterly revenues. The variations are due to the timing of new contracts and renewal of existing contracts, the timing of the expenses incurred to support new business, the timing and frequency of client spending for e-commerce and e-business activities, non-U.S. currency fluctuations, and the seasonal pattern of technical and customer support, and fulfillment services.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2002

Part II – OTHER INFORMATION.

Item 1 – Legal Proceedings.

Reference is made to Part I, Item 3 “Legal Proceedings” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001. Since April 23, 2002, the Company has not been named as a defendant in any action, which, to the best of the Company’s knowledge, could have a material adverse effect on the financial condition or results of operations of the Company other than the actions described below.

A.     Class Action Litigation.

A consolidated class action lawsuit against the Company is pending in the United States District Court for the Middle District of Florida. The plaintiffs purport to assert claims on behalf of a class of purchasers of Sykes’ common stock during the period from July 27, 1998 through September 18, 2000. The consolidated action claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Among other things, the consolidated action alleges that during 2000, 1999 and 1998, the Company and certain of its officers made materially false statements concerning the Company’s financial condition and its future prospects. The consolidated complaint also claims that certain of the Company’s quarterly financial statements during 1999 and 1998 were not prepared in accordance with generally accepted accounting principles. The consolidated action seeks compensatory and other damages, and costs and expenses associated with the litigation. Although the Company denies the plaintiff’s allegations and intends to defend the actions vigorously, it cannot predict the outcome or the impact this action may have on the Company. The outcome of this lawsuit or any future lawsuits, claims, or investigations relating to the same subject matter may have a material adverse impact on the Company’s financial condition and results of operations.

B.     Other Litigation.

The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s future financial position or results of operations.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2002

Item 4 – Submission of Matters to a Vote of Security Holders.

a.	The Annual Meeting of Shareholders was held on April 26, 2002.

b.	The following members of the Board of Directors were re-elected to fill vacancies in Class I and to serve until the 2005 Annual Meeting and until their successors are elected and qualified.

	For	Against	Abstain

Gordon H. Loetz	39,065,701	—	618,204

Peter C. Browning	39,059,763	—	624,142

Hugh L. McColl, Jr.	39,053,592	—	630,313

The following member of the Board of Directors was re-elected to fill a vacancy in Class II and to serve until the 2004 Annual Meeting and until his successor is elected and qualified.

	For	Against	Abstain

Thomas F. Skelly	39,066,854	—	617,051

The following member of the Board of Directors was re-elected to fill a vacancy in Class III and to serve until the 2003 Annual Meeting and until his successor is elected and qualified.

	For	Against	Abstain

Ernest J. Milani	39,061,486	—	622,419

The following members of the Board of Directors whose term of office as a director continued after the meeting:

John H. Sykes	Furman P. Bodenheimer, Jr.

H. Parks Helms	Linda McClintock-Greco

William J. Meurer

c.	The following matters were voted upon at the Annual Meeting of Shareholders:

The proposal to ratify Deloitte & Touche as the principal independent public accountants for the year 2002 was approved as follows:

For	Against	Abstain

38,071,219	1,579,096	33,590

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2002

Item 5 – Other Information.

         None.

Item 6 – Exhibits and Reports on Form 8-K.

(a)	Exhibits

The following documents are filed as an exhibit to this Report:

10.46	Senior Revolving Credit Facility between SunTrust, Wachovia and BNP Paribas and Sykes Enterprises, Incorporated dated as of April 5, 2002 and Schedule I-1. (1)

10.47	Stock Option Agreement dated as of March 11, 2002 between Sykes Enterprises, Incorporated and Jenna R. Nelson. (1)

10.48	Stock Option Agreement dated as of March 11, 2002 between Sykes Enterprises, Incorporated and Gerry Rogers. (1)

10.49	Stock Option Agreement dated as of March 15, 2002 between Sykes Enterprises, Incorporated and Charles E. Sykes. (1)

10.50	Stock Option Agreement dated as of March 15, 2002 between Sykes Enterprises, Incorporated and Charles E. Sykes. (1)

10.51	Stock Option Agreement dated as of March 18, 2002 between Sykes Enterprises, Incorporated and William Rocktoff. (1)

10.52	Stock Option Agreement dated as of March 18, 2002 between Sykes Enterprises, Incorporated and William Rocktoff. (1)

10.53	Stock Option Agreement dated as of March 6, 2002 between Sykes Enterprises, Incorporated and Harry A. Jackson, Jr. (1)

15	Letter regarding unaudited interim financial information. (1)

(1)	Filed as an Exhibit to the Registrant’s Form 10-Q dated March 31, 2002, and incorporated herein by reference.

(b)	Reports on Form 8-K

         The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED (Registrant)

Date: May 9, 2002	By: /s/ W. Michael Kipphut W. Michael Kipphut Group Executive, Senior Vice President – Finance (Principal Financial and Accounting Officer)

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2002

EXHIBIT INDEX

Exhibit
Number

10.46	Senior Revolving Credit Facility between SunTrust, Wachovia and BNP Paribas and Sykes Enterprises, Incorporated dated as of April 5, 2002 and Schedule I-1. (1)

10.47	Stock Option Agreement dated as of March 11, 2002 between Sykes Enterprises, Incorporated and Jenna R. Nelson. (1)

10.48	Stock Option Agreement dated as of March 11, 2002 between Sykes Enterprises, Incorporated and Gerry Rogers. (1)

10.49	Stock Option Agreement dated as of March 15, 2002 between Sykes Enterprises, Incorporated and Charles E. Sykes. (1)

10.50	Stock Option Agreement dated as of March 15, 2002 between Sykes Enterprises, Incorporated and Charles E. Sykes. (1)

10.51	Stock Option Agreement dated as of March 18, 2002 between Sykes Enterprises, Incorporated and William Rocktoff. (1)

10.52	Stock Option Agreement dated as of March 18, 2002 between Sykes Enterprises, Incorporated and William Rocktoff. (1)

10.53	Stock Option Agreement dated as of March 6, 2002 between Sykes Enterprises, Incorporated and Harry A. Jackson, Jr. (1)

15	Letter regarding unaudited interim financial information. (1)

(1)	Filed as an Exhibit to the Registrant’s Form 10-Q dated March 31, 2002, and incorporated herein by reference.