Form 10-Q
period 2002-06-30
SYKES ENTERPRISES INC
filed 2002-08-12
CIK 1010612

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

_____________________________________ to _____________________________________

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

     As of August 9, 2002, there were 40,442,549 shares of common stock outstanding.

PART I

Item 1 – Financial Statements and Independent Accountants’ Report.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except per share data)

	June 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$76,401	$50,002
Receivables	83,100	93,522
Prepaid expenses and other current assets	12,635	11,750

Total current assets	172,136	155,274
Property and equipment, net	131,248	140,551
Intangible assets, net	6,773	4,816
Deferred charges and other assets	9,884	9,139

	$320,041	$309,780

Liabilities and Shareholders’ Equity Current liabilities:
Accounts payable	$11,183	$15,772
Accrued employee compensation and benefits	30,589	29,100
Other accrued expenses and current liabilities	17,846	13,855

Total current liabilities	59,618	58,727
Deferred grants	38,070	39,543
Deferred revenue	17,885	20,298
Other long-term liabilities	199	—

Total liabilities	115,772	118,568

Contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 43,455 and 43,300 issued	435	433
Additional paid-in capital	161,834	160,907
Retained earnings	96,782	90,839
Accumulated other comprehensive loss	(14,027)	(20,212)

	245,024	231,967
Treasury stock at cost; 3,000 shares	(40,755)	(40,755)

Total shareholders’ equity	204,269	191,212

	$320,041	$309,780

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
Three and Six Months Ended June 30, 2002 and June 30, 2001
(Unaudited)

(in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenues	$112,829	$123,252	$229,572	$263,673

Operating expenses:
Direct salaries and related costs	70,156	78,413	142,878	167,125
General and administrative	38,033	40,193	77,408	83,440

Total operating expenses	108,189	118,606	220,286	250,565

Income from operations	4,640	4,646	9,286	13,108

Other income (expense):
Interest, net	(39)	111	11	132
Other	(330)	47	(292)	(334)

Total other income (expense)	(369)	158	(281)	(202)

Income before provision for income taxes	4,271	4,804	9,005	12,906
Provision for income taxes	1,547	1,777	3,062	4,856

Net income	$2,724	$3,027	$5,943	$8,050

Net income per share:
Basic	$0.07	$0.08	$0.15	$0.20

Diluted	$0.07	$0.07	$0.15	$0.20

Weighted average shares:
Basic	40,432	40,164	40,389	40,156

Diluted	40,772	40,463	40,670	40,370

     See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Six Months Ended June 30, 2001, Six Months Ended December 31, 2001 and
Six Months Ended June 30, 2002
(Unaudited)

					Accumulated
	Common	Common	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Shares	Amount	Capital	Earnings	Loss	Stock	Total

Balance at January 1, 2001	43,084	$431	$159,696	$90,430	$(14,082)	$(40,583)	$195,892
Issuance of common stock	70	—	296	—	—	—	296
Comprehensive income:
Net income for the six months ended June 30, 2001	—	—	—	8,050	—	—	8,050
Foreign currency translation adjustment	—	—	—	—	(6,138)	—	(6,138)

Total							1,912

Balance at June 30, 2001	43,154	431	159,992	98,480	(20,220)	(40,583)	198,100
Issuance of common stock	146	2	677	—	—	—	679
Purchase of treasury stock	—	—	—	—	—	(172)	(172)
Tax-effect of non-qualified exercise of stock options	—	—	238	—	—	—	238
Comprehensive loss:
Net loss for the six months ended December 31, 2001	—	—	—	(7,641)	—	—	(7,641)
Foreign currency translation adjustment	—	—	—	—	8	—	8

Total							(7,633)

Balance at December 31, 2001	43,300	433	160,907	90,839	(20,212)	(40,755)	191,212
Issuance of common stock	155	2	927	—	—	—	929
Comprehensive income:
Net income for the six months ended June 30, 2002	—	—	—	5,943	—	—	5,943
Foreign currency translation adjustment	—	—	—	—	6,185	—	6,185

Total							12,128

Balance at June 30, 2002	43,455	$435	$161,834	$96,782	$(14,027)	$(40,755)	$204,269

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2002 and June 30, 2001
(Unaudited)

(in thousands)	2002	2001

Cash flows from operating activities:
Net income	$5,943	$8,050
Depreciation and amortization	16,235	18,285
Deferred income tax (benefit) provision	606	(525)
Loss on disposal of property and equipment	201	271
Changes in assets and liabilities:
Receivables	8,307	31,844
Prepaid expenses and other current assets	(567)	(724)
Deferred charges and other assets	(459)	(374)
Accounts payable	(564)	(14,886)
Income taxes payable	4,314	(1,034)
Accrued employee compensation and benefits	527	(1,534)
Other accrued expenses and current liabilities	(824)	(2,820)
Deferred revenue	(822)	(2,384)
Other long-term liabilities	222	(751)

Net cash provided by operating activities	33,119	33,418

Cash flows from investing activities:
Capital expenditures	(9,111)	(19,925)
Acquisition of intangible assets	(1,808)	—
Proceeds from sale of property and equipment	174	19

Net cash used for investing activities	(10,745)	(19,906)

Cash flows from financing activities:
Paydowns under revolving line of credit agreements	—	(13,347)
Borrowings under revolving line of credit agreements	—	13,336
Payments of long-term debt	(23)	(8,352)
Proceeds from issuance of stock	929	296
Proceeds from grants	—	9,071

Net cash provided by financing activities	906	1,004

Effects of exchange rates on cash	3,119	(2,774)

Net increase in cash and cash equivalents	26,399	11,742
Cash and cash equivalents – beginning	50,002	30,141

Cash and cash equivalents – ending	$76,401	$41,883

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$625	$584
Income taxes	$4,794	$2,859

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2002 and June 30, 2001
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

Note 1 – Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In addition, certain reclassifications have been made for consistent presentation. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission (SEC).

Recent Accounting Pronouncements — In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations", and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. The Company adopted the provisions of SFAS No. 141 and the adoption of this statement had no impact on the financial condition, results of operations, or cash flows of the Company. SFAS No. 142 requires that goodwill and certain intangibles with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002 and accordingly ceased amortization of goodwill. Prior to the adoption of this statement, the amortization of goodwill as it was reported at December 31, 2001 would have represented a $0.1 million decrease to the second quarter’s 2002 net income (or less than $0.01 per diluted share) and a $0.4 million decrease to the full year 2002 net income (or $0.01 per diluted share). Also, in connection with the adoption of SFAS No. 142, the Company assigned goodwill to reporting units and performed transitional impairment tests for goodwill during the first quarter of 2002. No impairment of goodwill was determined as a result of these tests.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2002 and June 30, 2001
(Unaudited)

Note 1 – Basis of Presentation and Recent Accounting Pronouncements (continued)

A reconciliation of reported net income to net income adjusted to reflect the impact of the discontinuance of the amortization of goodwill for the three and six months ended June 30, 2002 and 2001, is as follows:

(in thousands except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net income:
Reported net income	$2,724	$3,027	$5,943	$8,050
Add back goodwill amortization, net of taxes	—	112	—	457

Adjusted net income	$2,724	$3,139	$5,943	$8,507

Net income per basic share:
Reported net income	$0.07	$0.08	$0.15	$0.20
Add back goodwill amortization, net of taxes	—	—	—	0.01

Adjusted net income	$0.07	$0.08	$0.15	$0.21

Net income per diluted share:
Reported net income	$0.07	$0.07	$0.15	$0.20
Add back goodwill amortization, net of taxes	—	—	—	0.01

Adjusted net income	$0.07	$0.07	$0.15	$0.21

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

Note 2 – Intangible Assets

In April 2002, the Company acquired the rights to a multi-year customer service and technical support agreement and the net assets of a call center located in Bocholt, Germany for $1.9 million in cash. In connection with the purchase, the Company recognized an identifiable intangible asset of $1.8 million related to the underlying customer support agreement and recorded net assets of $0.1 million. The intangible asset is amortized over 36 months, the estimated life of the agreement.

Note 3 – Contingencies

A consolidated class action lawsuit against the Company is pending in the United States District Court for the Middle District of Florida, Tampa Division, captioned: In re Sykes Enterprises, Inc. Securities Litigation (hereinafter the “Class Action Litigation”). The plaintiffs purport to assert claims on behalf of a class of purchasers of the Company’s common stock during the period from July 27, 1998 through September 18, 2000. The consolidated action claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Among other things, the consolidated action alleges that during 2000, 1999 and 1998, the Company and certain of its officers made materially false statements concerning the Company’s financial condition and its future prospects. The consolidated complaint also claims that certain of the Company’s quarterly financial statements during 1999 and 1998 were not prepared in accordance with generally accepted accounting

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2002 and June 30, 2001
(Unaudited)

Note 3 – Contingencies (continued)

principles. The consolidated action seeks compensatory and other damages, and costs and expenses associated with the litigation. Although the Company denies the plaintiff’s allegations and intends to defend the action vigorously, it cannot predict the outcome or the impact this action may have on the Company. The outcome of this lawsuit or any future lawsuits, claims, or investigations relating to the same subject matter may have a material adverse impact on the Company’s financial condition and results of operations.

Two shareholder derivative lawsuits have been filed in the Hillsborough County, Florida, Circuit Court against certain current and former members of the Company's board of directors and officers. These suits are captioned Clarence S. Gurerra v. Sykes Enterprises, Incorporated, et. al., and James Bunde v. Sykes Enterprises, Incorporated, et. al. While the Company is a nominal defendant in these suits, both purportedly have been instituted by shareholders of the Company on the Company's behalf, and no damages or other relief are sought from the Company. Both suits allege breach of fiduciary duties and mismanagement by the defendant directors and officers arising out of the facts and circumstances alleged in the Class Action Litigation. The Bunde lawsuit also names Ernst & Young, LLP, the Company's former accountants, as a defendant and alleges breach of contract and negligence by Ernst & Young arising out of the facts and circumstances alleged in the Class Action Litigation. The suits seek, on behalf of the Company, disgorgement of profits allegedly made by certain of the defendant officers and directors through the sale of Company stock while in possession of inside information, and other unspecified damages and relief. The Board of Directors has established a Special Committee to investigate the allegations made in the derivative suits. A motion is presently pending in the Gurerra case to continue a stay of the proceedings pending the completion of the investigation of the claims made in the complaint by the Special Committee. The Company is in the process of obtaining a similar stay of proceedings in the Bunde case.

The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s future financial position or results of operations.

Note 4 – Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes rules for the reporting of comprehensive income and its components. Total comprehensive income was $9.6 million and $1.2 million for the three months ended June 30, 2002 and 2001, respectively, and $12.1 million and $1.9 million for the six months ended June 30, 2002 and 2001, respectively.

Note 5 – Restructuring and Other Charges

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

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2002 and June 30, 2001
(Unaudited)

Note 5 – Restructuring and Other Charges (continued):

2001 Charges (continued)

The following table summarizes the 2001 restructuring and other charges and related activity in 2002 (none for the comparable period in 2001) (in thousands):

	Balance at		Other	Balance at
	April 1,	Cash	Non-Cash	June 30,
Three Months ended June 30, 2002:	2002	Outlays	Changes	2002

Severance and related costs	$816	$(302)	$—	$514 (1)
Lease termination costs	1,102	(190)	—	912 (2)
Other restructuring costs	244	(244)	—	—

Total	$2,162	$(736)	$—	$1,426

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	June 30,
Six Months ended June 30, 2002:	2002	Outlays	Changes	2002

Severance and related costs	$1,423	$(909)	$—	$514 (1)
Lease termination costs	1,355	(443)	—	912 (2)
Write-down of property, equipment, and capitalized costs	3,220	—	(3,220)	—
Other restructuring costs	292	(292)	—	—

Total	$6,290	$(1,644)	$(3,220)	$1,426

(1)	Included in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheet.

(2)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet.

2000 Charges

The Company recorded restructuring and other charges during the second and fourth quarters of 2000 approximating $30.5 million. The second quarter 2000 restructuring and other charges approximating $9.6 million resulted from the Company’s consolidation of several European and one U.S. fulfillment center and the closing or consolidation of six professional services offices. Included in the second quarter 2000 restructuring and other charges was a $3.5 million lease termination payment related to the corporate aircraft. As a result of the second quarter 2000 restructuring, the Company reduced the number of employees by 157 during 2000 and satisfied the remaining lease obligations related to the closed facilities during 2001.

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

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2002 and June 30, 2001
(Unaudited)

Note 5 – Restructuring and Other Charges (continued)

2000 Charges (continued)

The following tables summarize the 2000 accrual for restructuring and other charges and related activity (in thousands):

	Balance at		Other	Balance at
	April 1,	Cash	Non-Cash	June 30,
Three Months ended June 30, 2002:	2002	Outlays	Changes	2002

Severance and related costs	$1,390	$(196)	$—	$1,194 (1)

	Balance at		Other	Balance at
	April 1,	Cash	Non-Cash	June 30,
Three Months ended June 30, 2001:	2001	Outlays	Changes	2001

Severance and related costs	$2,613	$(770)	$(213)	$1,630
Lease termination costs	1,087	(110)	—	977
Other restructuring costs	609	(609)	—	—

Total	$4,309	$(1,489)	$(213)	$2,607

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	June 30,
Six Months ended June 30, 2002:	2002	Outlays	Changes	2002

Severance and related costs	$1,485	$(291)	$—	$1,194 (1)
Lease termination costs	143	(143)	—	—

Total	$1,628	$(434)	$—	$1,194

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	June 30,
Six Months ended June 30, 2001:	2001	Outlays	Changes	2001

Severance and related costs	$3,062	$(1,219)	$(213)	$1,630
Lease termination costs	1,288	(311)	—	977
Other restructuring costs	718	(718)	—	—

Total	$5,068	$(2,248)	$(213)	$2,607

(1)	Included in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheet.

Note 6 – Borrowings

In April 2002, the Company canceled its existing $100.0 million revolving credit facility and entered into a $60.0 million revolving credit facility (which may be increased up to the aggregate principal amount of $75.0 million by the addition of new lenders), including a $10.0 million swingline subfacility, a $25.0 million multi-currency subfacility and a $15.0 million letter of credit subfacility. The new credit facility, which is subject to certain financial covenants, will be used to fund future acquisitions and to provide for working capital and general corporate purposes. The new credit facility accrues interest, at the Company’s option, at (a) the lender’s base rate plus an applicable margin up to 1.0%, (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.0%, or (c) the Interbank Offered Rate (“IBOR”) plus an applicable margin up to 2.0% that varies with certain of

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2002 and June 30, 2001
(Unaudited)

Note 6 – Borrowings (continued)

the Company’s financial ratios. The borrowings under the new credit facility, which terminates May 31, 2005, are guaranteed by a pledge of all of the common stock of each of the Company’s domestic material subsidiaries and 65% of the stock of each of the Company’s direct foreign material subsidiaries. The new credit facility prohibits, without the consent of the lenders, the Company from incurring additional indebtedness, limits certain investment advances or loans and restricts substantial asset sales, capital expenditures, stock repurchases and dividends. There were no outstanding balances on the new credit facility as of June 30, 2002.

Note 7 – Income Taxes

The Company’s effective tax rate was 34.0% and 37.6% for the six months ended June 30, 2002 and 2001, respectively. The decrease in the effective tax rate in 2002 compared to the same period last year is a result of shifts in the Company’s actual and projected mix of earnings within tax jurisdictions. The Company’s effective tax rate differs from the statutory federal income tax rate primarily due to the effects of foreign, state and local income taxes, foreign income not subject to federal and state income taxes, valuations on net operating loss carryforwards and foreign asset basis step up, non-deductible intangibles and other permanent differences.

Earnings associated with the Company’s investment in its foreign subsidiaries are considered to be permanently invested and no provision for United States federal and state income taxes on those earnings or translation adjustments has been provided.

Note 8 – Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options using the treasury stock method.

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Basic:
Weighted average common shares outstanding	40,432	40,164	40,389	40,156
Diluted:
Dilutive effect of stock options	340	299	281	214

Total weighted average diluted shares outstanding	40,772	40,463	40,670	40,370

Note 9 – Segment Reporting and Major Clients

The Company operates within two regions, the “Americas” and “EMEA”; and each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The Company aligned its business into these two segments to more effectively manage the business and support the customer care needs of every client and in response to the changing demands of the Company’s global customers and the implementation of the customer centric model. The customer centric model reflects the philosophy throughout the organization and was formally implemented in connection with the Company’s continued efforts to concentrate resources on its core competencies and focus on the needs of its clients. The reportable segments consist of (1) the Americas, which includes the United States, Canada, Latin America and the Asia Pacific Rim, and provides customer outsourcing solutions (with an emphasis on technical support and customer service), CRM consulting and technical staffing and (2) EMEA. EMEA, which includes Europe, the Middle East and Africa, provides customer outsourcing solutions (with an emphasis on technical support and customer service) and fulfillment

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2002 and June 30, 2001
(Unaudited)

Note 9 – Segment Reporting and Major Clients (continued)

services. The Asia Pacific Rim is included in the Americas region given the nature of its business and client profile, which is primarily made up of companies in the United States that are using the Company’s offshore services to support their customer management needs.

Information about the Company’s reportable segments for the three and six months ended June 30, 2002 compared to the corresponding prior year periods, as revised to reflect the change in segments to geographic regions in 2002, is as follows (in thousands):

					Consolidated
Three Months Ended June 30, 2002:	Americas		EMEA	Other(1)	Total

Revenue	$74,851		$37,978	$—	$112,829
Depreciation and amortization	5,760		2,510	—	8,270

Income from operations	$4,537		$103	$—	$4,640
Other expense				(369)	(369)
Provision for income taxes				1,547	1,547

Net income					$2,724

Three Months Ended June 30, 2001:

Revenue	$82,290		$40,962	$—	$123,252
Depreciation and amortization	6,957		2,404	—	9,361

Income from operations	$4,073		$573	$—	$4,646
Other income				158	158
Provision for income taxes				1,777	1,777

Net income					$3,027

Six Months Ended June 30, 2002:

Revenue	$155,556		$74,016	$—	$229,572
Depreciation and amortization	11,383		4,852	—	16,235

Income from operations	$8,659		$627	$—	$9,286
Other expense				(281)	(281)
Provision for income taxes				3,062	3,062

Net income					$5,943

Six Months Ended June 30, 2001:

Revenue	$171,298	(2)	$92,375	$—	$263,673
Depreciation and amortization	13,577		4,708	—	18,285

Income from operations	$7,721	(2)	$5,387	$—	$13,108
Other expense				(202)	(202)
Provision for income taxes				4,856	4,856

Net income					$8,050

(1)	Other items are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three and six months ended June 30, 2002 and 2001. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2001. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income from operations, and does not include segment assets or other income and expense items for management reporting purposes.

(2)	For the six months ended June 30, 2001, the Americas’ revenue includes $0.8 million from U.S. fulfillment, a business in which the Company exited in connection with the fourth quarter 2000 restructuring. Additionally, income from operations includes income of $0.1 million for the six months ended June 30, 2001 from U.S. fulfillment. The Company continues to operate its European fulfillment business.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2002 and June 30, 2001
(Unaudited)

Note 9 – Segment Reporting and Major Clients (continued)

The Americas’ revenue includes $16.5 million, or 14.6% of consolidated revenues, and $31.1 million, or 13.5% of consolidated revenues, for the three and six months ended June 30, 2002, respectively, from a major provider of communications services. This compared to $12.9 million, or 10.5% of consolidated revenues, and $27.1 million, or 10.3% of consolidated revenues, for the three and six months ended June 30, 2001, respectively.

In addition, revenue includes $12.7 million, or 11.2% of consolidated revenues and $27.0 million, or 11.8 % of consolidated revenues, for the three and six months ended June 30, 2002, respectively, from a leading software and services provider. This includes $12.2 million in revenue from the Americas and $0.5 million in revenue from EMEA for the three months ended June 30, 2002 and $25.9 million in revenue from the Americas and $1.1 million in revenue from EMEA for the six months ended June 30, 2002. In the comparable period last year, this provider represented $12.2 million, or 9.9% of consolidated revenues, and $23.3 million, or 8.8% of consolidated revenues, for the three and six months ended June 30, 2001, respectively. This includes $11.6 million in revenue from the Americas and $0.6 million in revenue from EMEA for the three months ended June 30, 2001 and $21.8 million in revenue from the Americas and $1.5 million in revenue from EMEA for the six months ended June 30, 2001.

Note 10 – Subsequent Events

On July 1, 2002, the Company sold the land and building at one of its Bismarck, North Dakota facilities for $2.0 million cash. The net book value of the facilities of $1.7 million was offset by the related deferred grants of $1.5 million. The sale resulted in a gain for financial reporting purposes in July 2002 of approximately $1.8 million ($1.2 million net of taxes, or $0.03 per diluted share).

On August 5, 2002, the Company announced that its Board of Directors authorized the Company to repurchase up to three million shares of the Company’s outstanding common stock. The shares of common stock will be purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases will be based on factors, including but not limited to, the stock price and general market conditions.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of
Sykes Enterprises, Incorporated:

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of June 30, 2002, and the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 2002 and 2001, of cash flows for the six-month periods ended June 30, 2002 and 2001, and of shareholders’ equity for the six-month periods ended June 30, 2002, December 31, 2001, and June 30, 2001. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2001, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 14, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
July 29, 2002

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and in the Sykes Enterprises, Incorporated (the “Company” or "Sykes") Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

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

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues

For the three months ended June 30, 2002, the Company recorded consolidated revenues of $112.8 million, a decrease of $10.5 million or 8.5% from $123.3 million in consolidated revenues for the comparable period during 2001. On a geographic segmentation, revenues from the Company’s Americas region, including the United States, Canada, Latin America and the Asia Pacific Rim, represented 66.3%, or $74.8 million for the three months ended June 30, 2002 compared to 66.8%, or $82.3 million, for the comparable period during 2001. Revenues from the Company’s EMEA region, including Europe, the Middle East and Africa, represented 33.7%, or $38.0 million for the three months ended June 30, 2002 compared to 33.2%, or $41.0 million for the comparable period during 2001.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Revenues (continued)

The decrease in Americas’ revenue of $7.5 million, or 9.0%, for the three months ended June 30, 2002 was primarily attributable the overall reduction in client volumes resulting from the economic downturn and the phasing out of an original equipment manufacturer (“OEM”) technology client on June 1, 2002. This decrease was partially offset by an increase in revenues from the Company’s offshore operations, including the Asia Pacific and Costa Rica regions. These offshore regions represented over 8.0% of consolidated revenues for the three months ended June 30, 2002 compared to 5.0% for the comparable period in 2001. As the Company’s offshore business grows and becomes a larger percentage of revenues, the Company’s total revenue and revenue growth rate may decline since the average offshore revenue is less than it is in the United States and Europe. Although the average offshore revenue is less than it is in the United States and Europe, the lower average revenue is generally offset by higher operating margins in the offshore regions.

The decrease in EMEA’s revenue of $3.0 million, or 7.3%, for the three months ended June 30, 2002 was primarily related to the loss of a dot.com client that filed for bankruptcy in 2001 as well as a decline in client volumes affected by the economic downturn in both customer support and fulfillment services. This decrease was partially offset by the strengthening Euro, which positively impacted revenues for the three months ended June 30, 2002 by approximately $1.9 million compared to the Euro in the comparable period during 2001.

Direct Salaries and Related Costs

Direct salaries and related costs decreased $8.2 million or 10.5% to $70.2 million for the three months ended June 30, 2002, from $78.4 million in 2001. As a percentage of revenues, direct salaries and related costs decreased to 62.2% in 2002 from 63.6% for the comparable period in 2001. The decrease was primarily attributable to a decrease in direct labor costs associated with shifts in the Company’s geographic revenue mix and better operating efficiencies as well as the Company’s realignment into a customer centric organization, which reduces management costs.

General and Administrative

General and administrative expenses decreased $2.2 million or 5.4% to $38.0 million for the three months ended June 30, 2002, from $40.2 million in 2001. As a percentage of revenues, general and administrative expenses increased to 33.7% in 2002 from 32.6% for the comparable period in 2001 primarily due to lower revenues. The decrease in the dollar amount of general and administrative expenses was attributable to a $0.7 million decrease in salaries and benefits related to reductions in certain administrative and operating personnel and a $1.1 million decrease in depreciation related principally to the Company’s elimination of certain under-performing operations. Although the strengthening Euro positively impacted revenues, it negatively impacted general and administrative expenses for the three months ended June 30, 2002 by approximately $0.7 million compared to the Euro during the same period in 2001.

Other Income and Expense

Other expense was $0.4 million during the three months ended June 30, 2002, compared to other income of $0.2 million during the comparable 2001 period. This increase of $0.6 million was primarily attributable to a $0.3 million loss on disposal of assets in June 2002 related to the move of the corporate headquarters in Tampa, Florida and a charge of $0.2 million for amortization of loan fees related to the Company’s cancellation of its revolving credit facility in April 2002, which was replaced by a new revolving credit facility.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Provision for Income Taxes

The provision for income taxes decreased $0.3 million to $1.5 million for the three months ended June 30, 2002 from $1.8 million for the comparable period in 2001. This decrease was primarily attributable to the decrease in income for the three months ended June 30, 2002 and a decrease in the effective tax rate as the result of shifts in the Company’s mix of earnings within tax jurisdictions. The effective tax rate was 36.2% for the three months ended June 30, 2002 and 37.0% for the comparable 2001 period. The effective tax rate differs from the statutory federal income tax rate primarily due to the effects of foreign, state and local income taxes, foreign income not subject to federal and state income taxes, valuations on net operating loss carryforwards and foreign asset basis step-up, non-deductible intangibles and other permanent differences. The Company currently anticipates an overall effective tax rate of 34.0% for the year 2002.

Net Income

As a result of the foregoing, net income decreased $0.3 million to $2.7 million for the three months ended June 30, 2002 from $3.0 million for the three months ended June 30, 2001.

Results of Operations

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues

For the six months ended June 30, 2002, the Company recorded consolidated revenues of $229.6 million, a decrease of $34.1 million or 12.9% from $263.7 million of consolidated revenues for the comparable period during 2001. Exclusive of the remaining results of operations from those businesses the Company exited in connection with the fourth quarter 2000 restructuring, including U.S. fulfillment and distribution operations, revenues decreased $33.3 million or 12.7% for the six months ended June 30, 2002, from $262.9 million for the comparable period during 2001.

On a geographic segmentation, revenues from the Company’s Americas region, including the United States, Canada, Latin America and the Asia Pacific Rim, represented 67.8%, or $155.6 million for the six months ended June 30, 2002 compared to 64.9%, or $170.6 million, exclusive of U.S. fulfillment and distribution operations, for the comparable period during 2001. Revenues from the Company’s EMEA region, including Europe, the Middle East and Africa, represented 32.2%, or $74.0 million for the six months ended June 30, 2002 compared to 35.1%, or $92.3 million for the comparable period during 2001.

The decrease in Americas’ revenue of $15.0 million, or 8.8%, for the six months ended June 30, 2002 was primarily attributable to the overall reduction in client volumes resulting from the economic downturn and the phasing out of an original equipment manufacturer (“OEM”) technology client on June 1, 2002. This decrease was partially offset by an increase in revenues from the Company’s offshore operations, including the Asia Pacific and Costa Rica regions. These offshore regions represented over 8.0% of consolidated revenues for the six months ended June 30, 2002 compared to 5.0% for the comparable period in 2001, exclusive of U.S. fulfillment and distribution operations. As the Company’s offshore business grows and becomes a larger percentage of revenues, the Company’s total revenue and revenue growth rate may decline since the average offshore revenue is less than it is in the United States and Europe. Although the average offshore revenue is less than it is in the United States and Europe, the lower average revenue is generally offset by higher operating margins in the offshore regions.

The decrease in EMEA’s revenue of $18.3 million, or 19.9%, for the six months ended June 30, 2002 was primarily related to the loss of a dot.com client that filed for bankruptcy in 2001 as well as a decline in client volumes affected by the economic downturn in both customer support and fulfillment services.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Direct Salaries and Related Costs

Direct salaries and related costs decreased $24.2 million or 14.5% to $142.9 million for the six months ended June 30, 2002, from $167.1 million in 2001. As a percentage of revenues, direct salaries and related costs decreased to 62.2% in 2002 from 63.4% for the comparable period in 2001. The decrease was primarily attributable to shifts in the Company’s geographic revenue mix and better operating efficiencies as well as the Company’s realignment into a customer centric organization, which reduces management costs. Exclusive of U.S. fulfillment and distribution operations, direct salaries and related costs, as a percentage of revenues, remained unchanged at 63.4% for the six months ended June 30, 2001.

General and Administrative

General and administrative expenses decreased $6.0 million or 7.2% to $77.4 million for the six months ended June 30, 2002, from $83.4 million in 2001. As a percentage of revenues, general and administrative expenses increased to 33.7% in 2002 from 31.6% for the comparable period in 2001. The decrease in the dollar amount of general and administrative expenses was attributable to a $2.7 million decrease in salaries and benefits related to reductions in certain administrative and operating personnel, a $2.1 million decrease in depreciation related principally to the Company’s elimination of certain under-performing operations and goodwill amortization, a $1.4 million decrease in telephone costs, a $0.4 million decrease in general and administrative expenses associated with U.S. fulfillment and distribution operations eliminated in 2001, a $0.5 million decrease in bad debt expense and a $2.9 million decrease in other general and administrative expenses. These decreases were offset by a $2.8 million increase in rent, equipment rental and utilities costs and a $1.2 million increase in legal and professional costs.

Other Income and Expense

Other expense was $0.3 million during the six months ended June 30, 2002, compared to $0.2 million during the comparable 2001 period. This increase of $0.1 million was primarily attributable to a charge for amortization of loan fees related to the Company’s cancellation of its revolving credit facility in 2002, which was replaced by a new revolving credit facility.

Provision for Income Taxes

The provision for income taxes decreased $1.8 million to $3.1 million for the six months ended June 30, 2002 from $4.9 million for the comparable period in 2001. This decrease was primarily attributable to the decrease in income for the six months ended June 30, 2002 and a decrease in the effective tax rate as the result of shifts in the Company’s mix of earnings within tax jurisdictions. The effective tax rate was 34.0% for the six months ended June 30, 2002 and 37.6% for the comparable 2001 period. The effective tax rate differs from the statutory federal income tax rate primarily due to the effects of foreign, state and local income taxes, foreign income not subject to federal and state income taxes, valuations on net operating loss carryforwards and foreign asset basis step-up, non-deductible intangibles and other permanent differences.

Net Income

As a result of the foregoing, net income decreased $2.1 million to $5.9 million for the six months ended June 30, 2002 from $8.0 million for the six months ended June 30, 2001.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flows generated from operations and from available borrowings under its credit facilities. The Company has utilized its capital resources to make capital expenditures associated primarily with its technical and customer support services, invest in technology applications and tools to further develop the Company’s service offerings and for working capital and other general corporate purposes. In future periods, the Company intends similar uses of any such funds. The Company may also use such funds for possible acquisitions and the repurchase of its common stock in the open market. On August 5, 2002, the Company announced that its Board of Directors authorized the Company to repurchase up to three million shares of the Company’s outstanding common stock. The shares of common stock will be purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases will be based on factors, including but not limited to, the stock price and general market conditions.

In the first half of 2002, the Company generated $33.1 million in cash from operating activities, which provided $26.4 million in available cash, net of the effects of exchange rates on cash of $3.1 million, used $9.1 million in funds for investments in capital expenditures and $1.8 million for acquisition of intangible assets.

Net cash flows provided by operating activities for the six months ended June 30, 2002 was $33.1 million compared to $33.4 million for the comparable period in 2001. The $0.3 million decrease in net cash flows provided by operating activities was due to a decrease in net income of $2.1 million and a net decrease in non-cash expenses of $1.0 million offset by a net increase in assets and liabilities of $2.8 million. The net increase in assets and liabilities of $2.8 million was due to an increase in deferred revenue of $1.5 million, and an increase in accounts payable and other accrued accounts of $24.8 million offset by a $23.5 million decrease in receivables. This decrease in receivables was primarily due to a decrease in revenues and concentrated efforts to reduce days sales outstanding.

Capital expenditures, which are generally funded by cash generated from operating activities and borrowings available under its credit facilities, were $9.1 million for the six months ended June 30, 2002 compared to $19.9 million for the six months ended June 30, 2001, a decline of $10.8 million. In the first half of 2002, approximately 88% of the capital expenditures were the result of investing in new and existing technical and customer support centers, primarily offshore, and 12% was expended primarily for systems infrastructure. In 2002, the Company anticipates capital expenditures in the range of $25.0 million to $30.0 million.

The primary sources of cash flows from financing activities are from borrowings under the Company’s credit facilities. In April 2002, the Company canceled its existing $100.0 million revolving credit facility and entered into a $60.0 million revolving credit facility (which may be increased up to the aggregate principal amount of $75.0 million by the addition of new lenders), including a $10.0 million swingline subfacility, a $25.0 million multi-currency subfacility and a $15.0 million letter of credit subfacility. The new credit facility, which is subject to certain financial covenants will be used to fund future acquisitions, to provide for working capital and general corporate purposes. The new credit facility accrues interest, at the Company’s option, at (a) the lender’s base rate plus an applicable margin up to 1.0%, (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.0%, or (c) the Interbank Offered Rate (“IBOR”) plus an applicable margin up to 2.0% that varies with certain of the Company’s financial ratios. The borrowings under the new credit facility, which terminates May 31, 2005, are guaranteed by a pledge of all of the common stock of each of the Company’s domestic material subsidiaries and 65% of the stock of each of the Company’s direct foreign material subsidiaries. At June 30, 2002, the Company was in compliance with all loan requirements. At June 30, 2002, the Company had $76.4 million in cash and $60.0 million of availability under its new credit facilities. Approximately $50.5 million of the Company’s cash balances are held in international operations and may be subject to additional taxes if repatriated to the United States. The Company intends to reinvest this cash into its international operations as there are no plans to repatriate the cash into the United States.

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

While the Company had no debt outstanding at variable interest rates during the six months ended June 30, 2002, the Company has not historically used derivative instruments to manage its exposure to changes in interest rates.

Fluctuations in Quarterly Results

For the year ended December 31, 2001, quarterly revenues as a percentage of total annual revenues were approximately 28%, 25%, 23% and 24%, respectively, for each of the respective quarters of the year. The Company has experienced and anticipates that in the future it will continue to experience variations in quarterly revenues. The variations are due to the timing of new contracts and renewal of existing contracts, the timing of the expenses incurred to support new business, the timing and frequency of client spending for e-commerce and e-business activities, non-U.S. currency fluctuations, and the seasonal pattern of technical and customer support, and fulfillment services.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2002

Part II – OTHER INFORMATION.

Item 1 – Legal Proceedings.

A.     Class Action Litigation.

A consolidated class action lawsuit against the Company is pending in the United States District Court for the Middle District of Florida, Tampa Division, captioned: In re Sykes Enterprises, Inc. Securities Litigation (hereinafter the “Class Action Litigation”). The plaintiffs purport to assert claims on behalf of a class of purchasers of the Company’s common stock during the period from July 27, 1998 through September 18, 2000. The consolidated action claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Among other things, the consolidated action alleges that during 2000, 1999 and 1998, the Company and certain of its officers made materially false statements concerning the Company’s financial condition and its future prospects. The consolidated complaint also claims that certain of the Company’s quarterly financial statements during 1999 and 1998 were not prepared in accordance with generally accepted accounting principles. The consolidated action seeks compensatory and other damages, and costs and expenses associated with the litigation. Although the Company denies the plaintiff’s allegations and intends to defend the action vigorously, it cannot predict the outcome or the impact this action may have on the Company. The outcome of this lawsuit or any future lawsuits, claims, or investigations relating to the same subject matter may have a material adverse impact on the Company’s financial condition and results of operations.

Two shareholder derivative lawsuits have been filed in the Hillsborough County, Florida, Circuit Court against certain current and former members of the Company's board of directors and officers. These suits are captioned Clarence S. Gurerra v. Sykes Enterprises, Incorporated, et. al., and James Bunde v. Sykes Enterprises, Incorporated, et. al. While the Company is a nominal defendant in these suits, both purportedly have been instituted by shareholders of the Company on the Company's behalf, and no damages or other relief are sought from the Company. Both suits allege breach of fiduciary duties and mismanagement by the defendant directors and officers arising out of the facts and circumstances alleged in the Class Action Litigation. The Bunde lawsuit also names Ernst & Young, LLP, the Company's former accountants, as a defendant and alleges breach of contract and negligence by Ernst & Young arising out of the facts and circumstances alleged in the Class Action Litigation. The suits seek, on behalf of the Company, disgorgement of profits allegedly made by certain of the defendant officers and directors through the sale of Company stock while in possession of inside information, and other unspecified damages and relief. The Board of Directors has established a Special Committee to investigate the allegations made in the derivative suits. A motion is presently pending in the Gurerra case to continue a stay of the proceedings pending the completion of the investigation of the claims made in the complaint by the Special Committee. The Company is in the process of obtaining a similar stay of proceedings in the Bunde case.

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
For the Quarter Ended June 30, 2002

Item 4 – Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders was held on April 26, 2002. See Item 4 of Form 10-Q for the quarter ended March 31, 2002 for the results of the votes taken at the meeting.

Item 6 – Exhibits and Reports on Form 8-K.

(a)  Exhibits

The following documents are filed as an exhibit to this Report:

15	Letter regarding unaudited interim financial information.
99.1	Certification of Chief Executive Officer.
99.2	Certification of Chief Financial Officer.

(b)	Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended June 30, 2002.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED (Registrant)

Date: August 12, 2002	By: /s/ W. Michael Kipphut W. Michael Kipphut Group Executive, Senior Vice President – Finance (Principal Financial and Accounting Officer)

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2002

EXHIBIT INDEX

Exhibit
Number

15	Letter regarding unaudited interim financial information.
99.1	Certification of Chief Executive Officer.
99.2	Certification of Chief Financial Officer.