Form 10-Q
period 2002-09-30
SYKES ENTERPRISES INC
filed 2002-11-14
CIK 1010612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

	Commission File No.		0-28274

Sykes Enterprises, Incorporated

(Exact name of Registrant as specified in its charter)

Florida	56-1383460

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

400 North Ashley Drive, Tampa, FL 33602

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:	(813) 274-1000

100 North Tampa Street, Suite 3900, Tampa, FL 33602

(Former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

[X] Yes        [   ] No

As of November 7, 2002, there were 40,387,532 shares of common stock outstanding.

PART I
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Condensed Consolidated Statements of Cash Flows
Notes To Condensed Consolidated Financial Statements
INDEPENDENT ACCOUNTANTS’ REPORT
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II — OTHER INFORMATION.
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
Amendment N0.1 to Revolving Credit Agreement
Financial Information Letter
CEO Certification
CFO Certification

PART I

Item 1 – Financial Statements and Independent Accountants’ Report.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except per share data,)

	September 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$91,149	$50,002
Receivables	68,030	93,522
Prepaid expenses and other current assets	10,529	11,750

Total current assets	169,708	155,274
Property and equipment, net	124,827	140,551
Intangible assets, net	6,412	4,816
Deferred charges and other assets	14,995	9,139

	$315,942	$309,780

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,226	$15,772
Accrued employee compensation and benefits	28,118	29,100
Other accrued expenses and current liabilities	26,927	13,855

Total current liabilities	66,271	58,727
Deferred grants	35,798	39,543
Deferred revenue	16,823	20,298
Other long-term liabilities	31	—

Total liabilities	118,923	118,568

Contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 43,470 and 43,300 issued	435	433
Additional paid-in capital	161,814	160,907
Retained earnings	90,112	90,839
Accumulated other comprehensive loss	(14,119)	(20,212)

	238,242	231,967
Treasury stock at cost; 3,071 shares and 3,000 shares	(41,223)	(40,755)

Total shareholders’ equity	197,019	191,212

	$315,942	$309,780

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2002 and September 30, 2001
(Unaudited)

(in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$109,658	$112,742	$339,230	$376,415

Operating expenses:
Direct salaries and related costs	69,910	71,323	212,788	238,448
General and administrative	37,585	40,518	114,993	123,958

Total operating expenses	107,495	111,841	327,781	362,406

Income from operations	2,163	901	11,449	14,009

Other income (expense):
Litigation settlement	(13,800)	—	(13,800)	—
Gain on sale of facilities, net	1,599	—	1,599	—
Interest, net	323	65	334	197
Other	(391)	74	(683)	(260)

Total other income (expense)	(12,269)	139	(12,550)	(63)

Income (loss) before provision (benefit) for income taxes	(10,106)	1,040	(1,101)	13,946
Provision (benefit) for income taxes	(3,436)	(667)	(374)	4,189

Net income (loss)	$(6,670)	$1,707	$(727)	$9,757

Net income (loss) per share:
Basic	$(0.17)	$0.04	$(0.02)	$0.24

Diluted	$(0.17)	$0.04	$(0.02)	$0.24

Weighted average shares:
Basic	40,411	40,175	40,404	40,162

Diluted	40,411	40,520	40,404	40,429

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Nine Months Ended September 30, 2001, Three Months Ended December 31, 2001 and
Nine Months Ended September 30, 2002
(Unaudited)

					Accumulated
	Common	Common	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Shares	Amount	Capital	Earnings	Loss	Stock	Total

Balance at January 1, 2001	43,084	$431	$159,696	$90,430	$(14,082)	$(40,583)	$195,892
Issuance of common stock	77	1	364	—	—	—	365
Purchase of treasury stock	—	—	—	—	—	(172)	(172)
Comprehensive income:
Net income for the nine months ended September 30, 2001	—	—	—	9,757	—	—	9,757
Foreign currency translation adjustment	—	—	—	—	(3,577)	—	(3,577)

Total							6,180

Balance at September 30, 2001	43,161	432	160,060	100,187	(17,659)	(40,755)	202,265
Issuance of common stock	139	1	609	—	—	—	610
Tax-effect of exercise of non-qualified stock options	—	—	238	—	—	—	238
Comprehensive loss:
Net loss for the three months ended December 31, 2001	—	—	—	(9,348)	—	—	(9,348)
Foreign currency translation adjustment	—	—	—	—	(2,553)	—	(2,553)

Total							(11,901)

Balance at December 31, 2001	43,300	433	160,907	90,839	(20,212)	(40,755)	191,212
Issuance of common stock	170	2	907	—	—	—	909
Purchase of treasury stock	—	—	—	—	—	(468)	(468)
Comprehensive income:
Net loss for the nine months ended September 30, 2002	—	—	—	(727)	—	—	(727)
Foreign currency translation adjustment	—	—	—	—	6,093	—	6,093

Total							5,366

Balance at September 30, 2002	43,470	$435	$161,814	$90,112	$(14,119)	$(41,223)	$197,019

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2002 and September 30, 2001
(Unaudited)

(in thousands)	2002	2001

Cash flows from operating activities:
Net income (loss)	$(727)	$9,757
Depreciation and amortization	25,082	26,580
Deferred income tax (benefit) provision	(4,291)	232
Litigation settlement	13,800	—
Gain on sale of facilities, net	(1,599)	—
Loss on disposal of property and equipment	734	555
Changes in assets and liabilities:
Receivables	20,195	48,391
Prepaid expenses and other current assets	1,017	800
Deferred charges and other assets	(370)	5,025
Accounts payable	(463)	(20,784)
Income taxes payable	7,758	(4,547)
Accrued employee compensation and benefits	(1,848)	(2,040)
Other accrued expenses and current liabilities	(2,916)	(6,337)
Deferred revenue	(2,897)	(3,058)
Other long-term liabilities	(91)	(1,076)

Net cash provided by operating activities	53,384	53,498

Cash flows from investing activities:
Capital expenditures	(15,942)	(25,657)
Acquisition of intangible assets	(1,860)	—
Proceeds from sale of facilities	2,000	—
Proceeds from sale of property and equipment	200	542

Net cash used for investing activities	(15,602)	(25,115)

Cash flows from financing activities:
Paydowns under revolving line of credit agreements	—	(13,363)
Borrowings under revolving line of credit agreements	—	13,336
Payments of long-term debt	(33)	(8,408)
Proceeds from issuance of stock	909	365
Purchase of treasury stock	(468)	(172)
Proceeds from grants	—	9,155

Net cash provided by financing activities	408	913

Effects of exchange rates on cash	2,957	(1,916)

Net increase in cash and cash equivalents	41,147	27,380
Cash and cash equivalents – beginning	50,002	30,141

Cash and cash equivalents – ending	$91,149	$57,521

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$857	$707
Income taxes	$7,248	$5,544

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2002 and September 30, 2001
(Unaudited)

Sykes Enterprises, Incorporated and consolidated subsidiaries (“Sykes” or the “Company”) provides customer management solutions and services to external and internal customers of companies, primarily within the technology/consumer, communications and financial services markets. Sykes provides customer support outsourcing solutions with an emphasis on technical support and customer service. These services are delivered through multiple communication channels encompassing phone, e-mail, web and chat. Sykes complements its customer support outsourcing services with technical staffing and fulfillment services designed to deliver services that are customized to meet each company’s unique customer management needs. The Company has operations in two geographic regions entitled (1) the Americas, which includes the United States, Canada, Latin America and the Asia Pacific Rim in which the client base is primarily companies in the United States that are using the Company’s offshore services to support their customer management needs; and (2) EMEA, which includes Europe, the Middle East, and Africa.

Note 1 – Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In addition, certain reclassifications have been made for consistent presentation. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission (SEC).

Recent Accounting Pronouncements — In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations", and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. The Company adopted the provisions of SFAS No. 141 and the adoption of this statement had no impact on the financial condition, results of operations, or cash flows of the Company. SFAS No. 142 requires that goodwill and certain intangibles with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002 and accordingly ceased amortization of goodwill. Prior to the adoption of this statement, the amortization of goodwill as it was reported at December 31, 2001 would have represented a $0.1 million decrease to the third quarter’s 2002 net income (or less than $0.01 per diluted share) and a $0.4 million decrease to the full year 2002 net income (or $0.01 per diluted share). Also, in connection with the adoption of SFAS No. 142, the Company assigned goodwill to reporting units and performed transitional impairment tests for goodwill during the first quarter of 2002. No impairment of goodwill was determined as a result of these tests.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2002 and September 30, 2001
(Unaudited)

Note 1 – Basis of Presentation and Recent Accounting Pronouncements (continued)

A reconciliation of reported net income (loss) to net income (loss) adjusted to reflect the impact of the discontinuance of the amortization of goodwill for the three and nine months ended September 30, 2002 and 2001, is as follows:

(in thousands except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss):
Reported net income (loss)	$(6,670)	$1,707	$(727)	$9,757
Add back goodwill amortization, net of taxes	—	169	—	626

Adjusted net income (loss)	$(6,670)	$1,876	$(727)	$10,383

Net income (loss) per basic share:
Reported net income (loss)	$(0.17)	$0.04	$(0.02)	$0.24
Add back goodwill amortization, net of taxes	—	0.01	—	0.02

Adjusted net income (loss)	$(0.17)	$0.05	$(0.02)	$0.26

Net income (loss) per diluted share:
Reported net income (loss)	$(0.17)	$0.04	$(0.02)	$0.24
Add back goodwill amortization, net of taxes	—	0.01	—	0.02

Adjusted net income (loss)	$(0.17)	$0.05	$(0.02)	$0.26

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and (or) normal use of the asset. The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending March 31, 2003. Because of the effort necessary to comply with the adoption of SFAS No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other provisions, SFAS No. 145 rescinds SFAS 4 “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt will no longer be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Gains or losses from extinguishment of debt that do not meet the criteria of APB 30 will be reclassified to income from continuing operations in all prior periods presented. The provisions of

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2002 and September 30, 2001
(Unaudited)

Note 1 – Basis of Presentation and Recent Accounting Pronouncements (continued)

SFAS No. 145 will be effective for the quarter ending March 31, 2003. Upon adoption, the Company does not expect the adoption of this standard to have a material effect on its results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facilities closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002.

Note 2 – Intangible Assets

In April 2002, the Company acquired the rights to a multi-year customer service and technical support agreement and the net assets of a call center in Bocholt, Germany for $1.9 million in cash. In connection with the purchase, the Company recognized identifiable intangible assets of $1.8 million related to the underlying customer support agreement and recorded net assets of $0.1 million. The intangible asset is amortized over 36 months, the estimated life of the agreement.

Note 3 – Treasury Stock

On August 5, 2002, the Company’s Board of Directors authorized the purchase of up to three million shares of its outstanding common stock. The shares will be purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases will be based on factors, including but not limited to, the stock price and general market conditions. The amendment to the Company’s revolving credit facility, which was effective as of September 30, 2002 (see Note 8 “Borrowings”), limits the dollar amount of stock that may be repurchased by the Company. As of September 30, 2002, the Company had repurchased 71 thousand common shares at prices ranging between $6.28 to $6.75 per share for a total cost of $0.5 million.

Note 4 – Sale of Facilities

On July 1, 2002, the Company sold the land and building related to one of its Bismarck, North Dakota facilities for $2.0 million cash, resulting in a pre-tax gain of $1.8 million. The net book value of the facilities of $1.7 million was offset by the related deferred grants of $1.5 million previously provided by the governmental agencies to assist in developing the facility. In addition, on September 30, 2002, the Company sold certain assets of its print facilities in Galashiels, Scotland having a net book value of $1.1 million for $0.9 million for which the Company received $0.2 million cash and a $0.7 million note receivable. The balance due under the note will be paid in varying monthly installments over a two-year period.

The net pre-tax gain on the sale of the Bismarck facility of $1.8 million less the net pre-tax loss on the sale of the print facilities in Galashiels of $0.2 million is included in “Gain on sale of facilities, net” in the accompanying 2002 Condensed Consolidated Statements of Operations.

Note 5 – Contingencies

A consolidated class action lawsuit against the Company is pending in the United States District Court for the Middle District of Florida, Tampa Division, captioned: In re Sykes Enterprises, Inc. Securities Litigation (hereinafter the “Class Action Litigation”). The plaintiffs purport to assert claims on behalf of a class of purchasers of the Company’s common stock during the period from July 27, 1998 through September 18, 2000. The consolidated action claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Among other things, the consolidated action alleges that during 2000, 1999 and 1998, the Company and certain of its officers made materially false statements concerning the Company’s financial

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2002 and September 30, 2001
(Unaudited)

Note 5 – Contingencies (continued)

condition and its future prospects. The consolidated complaint also claims that certain of the Company’s quarterly financial statements during 1999 and 1998 were not prepared in accordance with generally accepted accounting principles. The consolidated action seeks compensatory and other damages, and costs and expenses associated with the litigation. Although the Company denies the plaintiff’s allegations and has defended the action vigorously, due to the extremely high costs and risks of litigation, as well as the drain on management time and attention, the Company has agreed to a settlement of the Class Action Litigation with the plaintiffs. The settlement, which remains subject to court approval, will result in a cash payment of approximately $30.0 million. Insurance amounts, after payment of litigation expenses, are expected to cover approximately $16.2 million of the settlement and the Company will pay the remaining amount of approximately $13.8 million. The Company recorded a $13.8 million charge for the uninsured portion of the Class Action Litigation settlement during the third quarter of 2002. Although the parties anticipate court approval of the settlement, such result is not assured. In the event the court does not approve the settlement, the settlement will be set aside and the Class Action Litigation will proceed. Should the Class Action Litigation proceed, the Company cannot predict the outcome or the impact this action may have on the Company. The outcome of this lawsuit or any future lawsuits, claims, or investigations relating to the same subject matter may have a material adverse impact on the Company’s financial condition and results of operations.

Two shareholder derivative lawsuits have been filed in the Hillsborough County, Florida, Circuit Court against certain current and former members of the Company’s board of directors and officers. These suits are captioned Clarence S. Gurerra v. Sykes Enterprises, Incorporated, et. al., and James Bunde v. Sykes Enterprises, Incorporated, et. al. While the Company is a nominal defendant in these suits, both purportedly have been instituted by shareholders of the Company on the Company’s behalf, and no damages or other relief are sought from the Company. Both suits allege breach of fiduciary duties and mismanagement by the defendant directors and officers arising out of the facts and circumstances alleged in the Class Action Litigation. The Bunde lawsuit also names Ernst & Young, LLP, the Company’s former accountants, as a defendant and alleges breach of contract and negligence by Ernst & Young arising out of the facts and circumstances alleged in the Class Action Litigation. The suits seek, on behalf of the Company, disgorgement of profits allegedly made by certain officers and directors through the sale of Company stock while in possession of inside information and other unspecified damages and relief. The Board of Directors has established a Special Committee to investigate the allegations made in the derivative suits. A motion is presently pending in the Gurerra case to continue a stay of the proceedings pending the completion of an investigation of the claims made in the complaints by the Special Committee. The Company is in the process of obtaining a similar stay of proceedings in the Bunde case. The Special Committee completed its investigation relating to the Gurerra case in October 2002, and determined that the Gurerra case should be dismissed. The Company intends to file a motion with the court seeking to have that litigation terminated. There can be no assurance that such motion will be granted.

The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s future financial position or results of operations.

Note 6 – Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes rules for the reporting of comprehensive income and its components. Total comprehensive income (loss) was $(6.8) million and $4.3 million for the three months ended September 30, 2002 and 2001, respectively, and $5.4 million and $6.2 million for the nine months ended September 30, 2002 and 2001, respectively.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2002 and September 30, 2001
(Unaudited)

Note 7 – Restructuring and Other Charges

2001 Charges

In December 2001, in response to the economic slowdown and increasing demand for the Company’s offshore capabilities, the Company approved a cost reduction plan designed to improve efficiencies in its core business. As a result of the Company’s cost reduction plan, the Company recorded $16.1 million in restructuring, other and impairment charges during the fourth quarter of 2001. This included $14.6 million in charges related to the closure and consolidation of two U.S. customer support centers, two U.S. technical staffing offices, one European fulfillment center, the elimination of redundant property leasehold improvements and equipment, and severance and related costs. In connection with the fourth quarter 2001 restructuring, the Company reduced the number of employees by 230 during the first quarter of 2002. The restructuring charge also included $1.4 million for future lease obligations related to closed facilities. The Company also recorded a $1.5 million impairment charge related to the write-off of certain non-performing assets, including software and equipment no longer used by the Company.

The following table summarizes the 2001 restructuring and other charges and related activity in 2002 (none for the comparable period in 2001) (in thousands):

	Balance at		Other	Balance at
	July 1,	Cash	Non-Cash	September 30,
Three Months ended September 30, 2002:	2002	Outlays	Changes	2002

Severance and related costs	$514	$(75)	$—	$439 (1)
Lease termination costs	912	(821)	192 (3)	283 (2)

Total	$1,426	$(896)	$192	$722

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	September 30,
Nine Months ended September 30, 2002:	2002	Outlays	Changes	2002

Severance and related costs	$1,423	$(984)	$—	$439 (1)
Lease termination costs	1,355	(1,264)	192 (3)	283 (2)
Write-down of property, equipment, and capitalized costs	3,220	—	(3,220)	—
Other restructuring costs	292	(292)	—	—

Total	$6,290	$(2,540)	$(3,028)	$722

(1)	Included in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheet.

(2)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet.

(3)	In the third quarter of 2002, the Company recorded $0.2 million in additional lease termination costs related to one of the European customer support centers.

2000 Charges

The Company recorded restructuring and other charges during the second and fourth quarters of 2000 approximating $30.5 million. The second quarter 2000 restructuring and other charges approximating $9.6 million resulted from the Company’s consolidation of several European and one U.S. fulfillment center and the closing or consolidation of six professional services offices. Included in the second quarter 2000 restructuring and other charges was a $3.5 million lease termination payment related to the corporate aircraft. As a result of the second quarter 2000

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2002 and September 30, 2001
(Unaudited)

Note 7 – Restructuring and Other Charges (continued)

restructuring, the Company reduced the number of employees by 157 during 2000 and satisfied the remaining lease obligations related to the closed facilities during 2001.

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

The following tables summarize the 2000 accrual for restructuring and other charges and related activity in 2002 and 2001 (in thousands):

	Balance at		Other	Balance at
	July 1,	Cash	Non-Cash	September 30,
Three Months Ended September 30, 2002:	2002	Outlays	Changes	2002

Severance and related costs	$1,194	$(185)	$214 (2)	$1,223 (1)

	Balance at		Other	Balance at
	July 1,	Cash	Non-Cash	September 30,
Three Months ended September 30, 2001:	2001	Outlays	Changes	2001

Severance and related costs	$1,630	$(32)	$—	$1,598
Lease termination costs	977	(496)	—	481

Total	$2,607	$(528)	$—	$2,079

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	September 30,
Nine Months Ended September 30, 2002:	2002	Outlays	Changes	2002

Severance and related costs	$1,485	$(476)	$214 (2)	$1,223 (1)
Lease termination costs	143	(143)	—	—

Total	$1,628	$(619)	$214	$1,223

	Balance at		Other		Balance at
	January 1,	Cash	Non-Cash		September 30,
Nine Months ended September 30, 2001:	2001	Outlays	Changes		2001

Severance and related costs	$3,062	$(1,251)	$(213	) (3)	$1,598
Lease termination costs	1,288	(807)	—		481
Other restructuring costs	718	(718)	—		—

Total	$5,068	$(2,776)	$(213)		$2,079

(1)	Included in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheet.

(2)	In the third quarter of 2002, the Company recorded $0.2 million in additional severance and related costs primarily due to delays in closing its U.S. fulfillment center, which increased the cash outlay requirements for severance.

(3)	In the second quarter of 2001, the Company reduced the original severance accrual $0.2 million for severance payments due to the Company’s former President.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2002 and September 30, 2001
(Unaudited)

Note 8 – Borrowings

The Company amended its revolving credit facility with a group of lenders (the “Amended Credit Facility”), effective as of September 30, 2002, as a result of a $13.8 million charge for the uninsured portion of the class action litigation settlement in the third quarter of 2002 (See Note 5 “Contingencies”). Pursuant to the terms of the Amended Credit Facility, the amount of the Company’s revolving credit facility was reduced, at the request of the Company, from $60.0 million to a maximum of $40.0 million, subject to certain borrowing limitations. The $40.0 million revolving credit facility includes a $10.0 million swingline subfacility, a $15.0 million letter of credit subfacility and a $25.0 million multi-currency subfacility. Absent the amendment and even though there were no outstanding balances on the existing revolving credit facility, the Company would have been in violation of the fixed charge coverage ratio as defined in the existing revolving credit facility and the maximum judgment limitation of $5.0 million.

Borrowings under the Amended Credit Facility are restricted to 85% of eligible accounts receivable. Terms of the amendment increase the interest rate 25-basis points to 50-basis points depending on debt levels, reduce the maximum judgment limitation to $2.5 million (previously $5.0 million) and other unsecured indebtedness to $2.0 million (previously $10.0 million), require cash and cash equivalents of $40.0 million and minimum eligible accounts receivable of $23.8 million and further limit certain investments and capital expenditures.

The Amended Credit Facility, which is subject to certain financial covenants, may be used to provide for working capital and general corporate purposes and to fund future acquisitions. The Amended Credit Facility accrues interest, at the Company’s option, at (a) the lender’s base rate plus an applicable margin up to 1.5% (previously up to 1.0%), (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.5% (previously up to 2.0%), or (c) the Interbank Offered Rate (“IBOR”) plus an applicable margin up to 2.5% (previously up to 2.0%) that varies with the Company’s debt levels and certain financial ratios. In addition, a commitment fee of up to 0.75% (previously up to 0.40%) is charged on the unused portion of the Amended Credit Facility on a quarterly basis. The borrowings under the Amended Credit Facility, which terminates May 31, 2005, are guaranteed by a pledge of all of the common stock of each of the Company’s domestic material subsidiaries and 65% of the stock of each of the Company’s direct foreign material subsidiaries. The Amended Credit Facility prohibits, without the consent of the lenders, the Company from incurring additional indebtedness, limits certain investment advances or loans and restricts substantial asset sales, capital expenditures, stock repurchases and dividends. There were no outstanding balances on the Amended Credit Facility as of September 30, 2002.

Note 9 – Income Taxes

The Company’s effective tax rate was 34.0% and 30.0% for the nine months ended September 30, 2002 and 2001, respectively. The increase in the effective tax rate in 2002 compared to the same period last year is a result of shifts in the Company’s actual and projected mix of earnings within tax jurisdictions and the tax benefits realized in 2001 associated with the implementation of findings from a strategic tax review initiated during the third quarter of 2001. The Company’s effective tax rate differs from the statutory federal income tax rate primarily due to the effects of foreign, state and local income taxes, foreign income not subject to federal and state income taxes, valuations on net operating loss carryforwards and foreign asset basis step up, non-deductible intangibles and other permanent differences.

Earnings associated with the Company’s investment in its foreign subsidiaries are considered to be permanently invested and no provision for United States federal and state income taxes on those earnings or translation adjustments has been provided.

The Company is currently under examination by several states for sales and use taxes for a period covering November 1, 1996 through December 31, 2001 and for franchise tax for a period covering August 1, 1998 through

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2002 and September 30, 2001
(Unaudited)

Note 9 – Income Taxes (continued)

December 31, 2001. The German subsidiaries of the Company are under examination by the German tax authorities for a period covering January 1, 1997 through December 31, 2000. In the opinion of management, any liability that may arise from the prior periods as a result of these examinations is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

Note 10 – Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options using the treasury stock method.

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic:
Weighted average common shares outstanding	40,411	40,175	40,404	40,162
Diluted:
Dilutive effect of stock options	—	345	—	267

Total weighted average diluted shares outstanding	40,411	40,520	40,404	40,429

Note 11 – Segment Reporting and Major Clients

The Company operates within two regions, the “Americas” and “EMEA”; and each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The Company aligned its business into these two segments to more effectively manage the business and support the customer care needs of every client and in response to the changing demands of the Company’s global customers and the implementation of the customer centric model. The customer centric model reflects the philosophy throughout the organization and was formally implemented in connection with the Company’s continued efforts to concentrate resources on its core competencies and focus on the needs of its clients. The reportable segments consist of (1) the Americas, which includes the United States, Canada, Latin America and the Asia Pacific Rim, and provides customer outsourcing solutions (with an emphasis on technical support and customer service) and technical staffing and (2) EMEA. EMEA, which includes Europe, the Middle East and Africa, provides customer outsourcing solutions (with an emphasis on technical support and customer service) and fulfillment services. The Asia Pacific Rim is included in the Americas region given the nature of its business and client profile, which is primarily made up of companies in the United States that are using the Company’s offshore services to support their customer management needs.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2002 and September 30, 2001
(Unaudited)

Note 11 – Segment Reporting and Major Clients (continued)

Information about the Company’s reportable segments for the three and nine months ended September 30, 2002 compared to the corresponding prior year periods, as revised to reflect the change in segments to geographic regions in 2002, is as follows (in thousands):

					Consolidated
	Americas		EMEA	Other (1)	Total

Three Months Ended September 30, 2002:
Revenue	$70,339		$39,319	$—	$109,658
Depreciation and amortization	5,406		3,441	—	8,847

Income (loss) from operations	$4,232		$(2,069)	$—	$2,163
Other expense				(12,269)	(12,269)
Benefit for income taxes				(3,436)	(3,436)

Net loss					$(6,670)

Three Months Ended September 30, 2001:
Revenue	$75,398		$37,344	$—	$112,742
Depreciation and amortization	6,157		2,138	—	8,295

Income (loss) from operations	$(180)		$1,081	$—	$901
Other income				139	139
Benefit for income taxes				(667)	(667)

Net income					$1,707

Nine Months Ended September 30, 2002:
Revenue	$225,895		$113,335	$—	$339,230
Depreciation and amortization	16,789		8,293	—	25,082

Income (loss) from operations	$12,891		$(1,442)	$—	$11,449
Other expense				(12,550)	(12,550)
Benefit for income taxes				(374)	(374)

Net loss					$(727)

Nine Months Ended September 30, 2001:
Revenue	$246,696	(2)	$129,719	$—	$376,415
Depreciation and amortization	19,734		6,846	—	26,580

Income from operations	$7,541	(2)	$6,468	$—	$14,009
Other expense				(63)	(63)
Provision for income taxes				4,189	4,189

Net income					$9,757

(1)	Other items are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three and nine months ended September 30, 2002 and 2001. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2001. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

(2)	For the nine months ended September 30, 2001, the Americas’ revenue includes $0.8 million from U.S. fulfillment, a business the Company exited in connection with the fourth quarter 2000 restructuring. Additionally, income from operations includes income of $0.1 million for the nine months ended September 30, 2001 from U.S. fulfillment. The Company continues to operate its European fulfillment business.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2002 and September 30, 2001
(Unaudited)

Note 11 – Segment Reporting and Major Clients (continued)

The Americas’ revenues include $21.2 million, or 19.3% of consolidated revenues, and $52.3 million, or 15.4% of consolidated revenues, for the three and nine months ended September 30, 2002, respectively, from a major provider of communications services. This compared to $11.4 million, or 10.1% of consolidated revenues, and $38.5 million, or 10.2% of consolidated revenues, for the three and nine months ended September 30, 2001, respectively.

In addition, revenues include $12.3 million, or 11.2% of consolidated revenues and $39.3 million, or 11.6% of consolidated revenues, for the three and nine months ended September 30, 2002, respectively, from a leading software and services provider. This includes $11.7 million in revenue from the Americas and $0.6 million in revenue from EMEA for the three months ended September 30, 2002 and $37.6 million in revenue from the Americas and $1.7 million in revenue from EMEA for the nine months ended September 30, 2002. In the comparable period last year, this provider represented $9.7 million, or 8.6% of consolidated revenues, and $33.0 million, or 8.8% of consolidated revenues, for the three and nine months ended September 30, 2001, respectively. This includes $9.1 million in revenue from the Americas and $0.6 million in revenue from EMEA for the three months ended September 30, 2001 and $30.9 million in revenue from the Americas and $2.1 million in revenue from EMEA for the nine months ended September 30, 2001.

Note 12 – Subsequent Event

In October 2002, the Company approved a restructuring plan to close several customer support centers in the United States and Europe and to write-off certain assets in response to changes in client business needs and the October 2002 notification of the contractual expiration of two technology client programs in March 2003 with approximate annual revenues of $25.0 million. The restructuring plan is designed to reduce costs and bring the Company’s infrastructure in-line with the current business environment. Related to these actions, the Company expects to record non-recurring pre-tax charges in the fourth quarter of 2002 in the range of $19.0 million to $23.0 million primarily for the write-off of assets, lease termination costs and severance costs. The plan is expected to be completed by the fourth quarter of 2003.

In connection with the contractual expiration of the two technology client contracts referenced above, the Company will record additional depreciation expense of approximately $1.7 million in both the fourth quarter of 2002 and the first quarter of 2003 primarily related to a specialized technology platform, which will no longer be utilized upon the expiration of the contracts in March 2003.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of
    Sykes Enterprises, Incorporated:

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of September 30, 2002, the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2002 and 2001, of cash flows for the nine-month periods ended September 30, 2002 and 2001, and of shareholders’ equity for the nine-month periods ended September 30, 2002 and 2001 and for the three-month period ended December 31, 2001. These financial statements are the responsibility of the Company’s management.

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
Certified Public Accountants

Tampa, Florida
October 28, 2002

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and in the Sykes Enterprises, Incorporated (the “Company” or “Sykes”) Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

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

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from the Company’s Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues:

(in thousands except percentage amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$109,658	$112,742	$339,230	$376,415

Direct salaries and related costs	69,910	71,323	212,788	238,448
Percentage of revenues	63.7%	63.3%	62.7%	63.4%

General and administrative expenses	37,585	40,518	114,993	123,958
Percentage of revenues	34.3%	35.9%	33.9%	32.9%

Income from operations	2,163	901	11,449	14,009
Percentage of revenues	2.0%	0.8%	3.4%	3.7%

The following table summarizes the Company’s revenues, for the periods indicated, by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Americas	$70,339	$75,399	$225,895	$246,696
EMEA	39,319	37,343	113,335	129,719

Consolidated	$109,658	$112,742	$339,230	$376,415

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues

For the three months ended September 30, 2002, the Company recorded consolidated revenues of $109.7 million, a decrease of $3.0 million or 2.7% from $112.7 million in consolidated revenues for the comparable 2001 period.

On a geographic segmentation, revenues from the Company’s Americas region, including the United States, Canada, Latin America and the Asia Pacific Rim, represented 64.1%, or $70.3 million for the three months ended September 30, 2002 compared to 66.9%, or $75.4 million, for the comparable 2001 period. Revenues from the Company’s EMEA region, including Europe, the Middle East and Africa, represented 35.9%, or $39.4 million for the three months ended September 30, 2002 compared to 33.1%, or $37.3 million for the comparable 2001 period.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Revenues (continued)

The decrease in Americas’ revenue of $5.1 million, or 6.7%, for the three months ended September 30, 2002 was primarily attributable to the overall reduction in client call volumes resulting from the economic downturn and the phasing out of an original equipment manufacturer (“OEM”) technology client on June 1, 2002. This decrease was partially offset by an increase in revenues from the Company’s offshore operations, including the Asia Pacific and Costa Rica regions. These offshore regions represented 9.4% of consolidated revenues for the three months ended September 30, 2002 compared to 5.8% for the comparable 2001 period. As the Company’s offshore business grows and becomes a larger percentage of revenues, the Company’s total revenue and revenue growth rate may decline since the average revenue per seat generated offshore is less than it is in the United States and Europe. Although the average offshore revenue per seat is less than it is in the United States and Europe, the lower average revenue is generally offset by higher operating margins in the offshore regions.

The increase in EMEA’s revenue of $2.1 million, or 5.3%, for the three months ended September 30, 2002 was primarily related to the strengthening Euro, which positively impacted revenues for the three months ended September 30, 2002 by approximately $3.5 million compared to the Euro in the comparable 2001 period. Without this foreign currency benefit, EMEA’s revenues would have declined $1.4 million compared with last year due to the continued softness in the worldwide economy.

Direct Salaries and Related Costs

Direct salaries and related costs decreased $1.4 million or 2.0% to $69.9 million for the three months ended September 30, 2002, from $71.3 million in 2001. As a percentage of revenues, direct salaries and related costs increased to 63.7% in 2002 from 63.3% for the comparable 2001 period. This increase was primarily attributable to an increase in staffing costs to meet anticipated call volumes, which exceeded actual call volumes for the third quarter of 2002.

General and Administrative

General and administrative expenses decreased $2.9 million or 7.2% to $37.6 million for the three months ended September 30, 2002, from $40.5 million in 2001. As a percentage of revenues, general and administrative expenses decreased to 34.3% in 2002 from 35.9% for the comparable 2001 period primarily due to the Company’s focused efforts to control and reduce costs, a reduction in professional fees as well as reductions in certain administrative and operations personnel related to the realignment into a customer centric organization in the fourth quarter of 2001. The decrease in the dollar amount of general and administrative expenses was principally attributable to a decrease in professional fees related to a strategic tax review initiative in the third quarter of 2001 which did not recur in 2002 and an overall reduction in the use of outside consultants in 2002, lower salaries from personnel reductions and lower depreciation partially offset by higher lease costs from expansion of offshore operations. Although the strengthening Euro positively impacted revenues, it negatively impacted the general and administrative expenses for the three months ended September 30, 2002 by approximately $1.5 million compared to the Euro in the comparable 2001 period.

Other Income and Expense

Other expense was $12.2 million during the three months ended September 30, 2002, compared to other income of $0.1 million during the comparable 2001 period. This increase of $12.3 million in other expense was primarily attributable to a $13.8 million charge for the uninsured portion of the class action litigation settlement offset by a $1.6 million net gain on sale of the Company’s Bismarck, North Dakota facility and certain assets of the print facilities in Galashiels, Scotland. As previously mentioned, during the third quarter of 2002, the Company reached a settlement agreement with respect to the class action suits filed against the Company in 2000. The settlement, which is subject to court

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Other Income and Expense (continued)

approval, will result in a payment of $30.0 million. Insurance amounts after payment of litigation expenses will cover approximately $16.2 million of the settlement.

Provision (Benefit) for Income Taxes

The benefit for income taxes increased $2.7 million to $3.4 million for the three months ended September 30, 2002 from $0.7 million for the comparable 2001 period. This increase was primarily attributable to the increase in the loss for the three months ended September 30, 2002 and an increase in the effective tax rate as the result of shifts in the Company’s mix of earnings within tax jurisdictions and the tax benefits realized in 2001 associated with the implementation of findings from a strategic tax review initiated during the third quarter of 2001. The effective tax rate was 34.0% for the three months ended September 30, 2002 and 32.0% for the comparable 2001 period, taking into consideration the aforementioned tax benefits realized in 2001. The effective tax rate differs from the statutory federal income tax rate primarily due to the effects of foreign, state and local income taxes, foreign income not subject to federal and state income taxes, valuations on net operating loss carryforwards and foreign asset basis step-up, non-deductible intangibles and other permanent differences. The Company currently anticipates an overall effective tax rate of 34.0% for the year 2002.

Net Income (Loss)

As a result of the foregoing, income from operations for the three months ended September 30, 2002 increased $1.3 million to $2.2 million or 2.0% of revenues compared to 0.8% of revenues for the comparable 2001 period. This increase is principally attributable to a $2.9 million decrease in general and administrative costs as previously discussed partially offset by higher direct costs as a percentage of revenues and lower revenues in the third quarter of 2002 compared to 2001. The $1.3 million higher income from operations, the $1.6 million net gain on sale of facilities and the $2.7 million higher tax benefit was offset by the $13.8 million litigation settlement and $0.2 million higher other expense resulting in $8.4 million lower net income for the third quarter of 2002 compared to 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues

For the nine months ended September 30, 2002, the Company recorded consolidated revenues of $339.2 million, a decrease of $37.2 million or 9.9% from $376.4 million of consolidated revenues for the comparable 2001 period. Exclusive of the remaining results of operations from those businesses the Company exited in connection with the fourth quarter 2000 restructuring, including U.S. fulfillment and distribution operations, revenues decreased $36.5 million or 9.7% for the nine months ended September 30, 2002, from $375.7 million for the comparable 2001 period.

On a geographic segmentation, revenues from the Company’s Americas region, including the United States, Canada, Latin America and the Asia Pacific Rim, represented 66.6%, or $225.9 million for the nine months ended September 30, 2002 compared to 65.5%, or $246.0 million, exclusive of U.S. fulfillment and distribution operations, for the comparable 2001 period. Revenues from the Company’s EMEA region, including Europe, the Middle East and Africa, represented 33.4%, or $113.3 million for the nine months ended September 30, 2002 compared to 34.5%, or $129.7 million for the comparable 2001 period.

The decrease in Americas’ revenue of $20.8 million, or 8.4%, for the nine months ended September 30, 2002 was primarily attributable to the overall reduction in client call volumes resulting from the economic downturn and the phasing out of an original equipment manufacturer (“OEM”) technology client on June 1, 2002. This decrease was

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Revenues (continued)

partially offset by an increase in revenues from new clients as well as from the Company’s offshore operations, including the Asia Pacific and Costa Rica regions. These offshore regions represented over 8.6% of consolidated revenues for the nine months ended September 30, 2002 compared to 5.0% for the comparable 2001 period, exclusive of U.S. fulfillment and distribution operations. As the Company’s offshore business grows and becomes a larger percentage of revenues, the Company’s total revenue and revenue growth rate may decline since the average revenue per seat generated offshore is less than it is in the United States and Europe. Although the average offshore revenue per seat is less than it is in the United States and Europe, the lower average revenue is generally offset by higher operating margins in the offshore regions.

The decrease in EMEA’s revenue of $16.4 million, or 12.6%, for the nine months ended September 30, 2002 was primarily related to the loss of a dot.com client that filed for bankruptcy in 2001 as well as a decline in client volumes affected by the economic downturn in both customer support and fulfillment services. This decrease was partially offset by the strengthening Euro, which positively impacted revenues for the nine months ended September 30, 2002 by approximately $3.5 million compared to the Euro in the comparable 2001 period.

Direct Salaries and Related Costs

Direct salaries and related costs decreased $25.7 million or 10.8% to $212.8 million for the nine months ended September 30, 2002, from $238.5 million in 2001. As a percentage of revenues, direct salaries and related costs decreased to 62.7% in 2002 from 63.4% for the comparable 2001 period. The decrease was primarily attributable to shifts in the Company’s geographic revenue mix and better operating efficiencies as well as the Company’s realignment into a customer centric organization, which reduces management costs. Exclusive of U.S. fulfillment operations, direct salaries and related costs, as a percentage of revenues, remained unchanged at 63.4% for the nine months ended September 30, 2001.

General and Administrative

General and administrative expenses decreased $9.0 million or 7.2% to $115.0 million for the nine months ended September 30, 2002, from $124.0 million in 2001. As a percentage of revenues, general and administrative expenses increased to 33.9% in 2002 from 32.9% for the comparable 2001 period. The decrease in the dollar amount of general and administrative expenses was attributable to a $4.3 million decrease in salaries and benefits related to reductions in certain administrative and operating personnel, a $2.7 million decrease in depreciation related principally to the Company’s elimination of certain under-performing operations and goodwill amortization, a $1.7 million decrease in telephone costs, a $0.4 million decrease in general and administrative expenses associated with U.S. fulfillment operations eliminated in 2001, a $0.7 million decrease in bad debt expense and a $3.4 million decrease in other general and administrative expenses. These decreases were partially offset by a $4.2 million increase in rent, equipment rental and utilities costs, principally related to offshore expansion and new sites in Italy and Spain. Although the strengthening Euro positively impacted revenues, it negatively impacted the general and administrative expenses for the nine months ended September 30, 2002 by approximately $3.5 million compared to the Euro in the comparable 2001 period.

Other Income and Expense

Other expense was $12.6 million during the nine months ended September 30, 2002, compared to $0.1 million during the comparable 2001 period. This increase of $12.5 million in other expense was primarily attributable to a $13.8 million charge for the uninsured portion of the class action litigation settlement offset by a $1.6 million net gain on sale of facilities.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes decreased $4.6 million to $(0.4) million for the nine months ended September 30, 2002 from $4.2 million for the comparable 2001 period. This decrease was primarily attributable to the decrease in income for the nine months ended September 30, 2002 and an increase in the effective tax rate as the result of shifts in the Company’s mix of earnings within tax jurisdictions and the tax benefits associated with the implementation of findings from a strategic tax review initiated during 2001. The effective tax rate was 34.0% for the nine months ended September 30, 2002 and 30.0% for the comparable 2001 period. The effective tax rate differs from the statutory federal income tax rate primarily due to the effects of foreign, state and local income taxes, foreign income not subject to federal and state income taxes, valuations on net operating loss carryforwards and foreign asset basis step-up, non-deductible intangibles and other permanent differences.

Net Income (Loss)

As a result of the foregoing, income from operations for the nine months ended September 30, 2002 decreased $2.6 million to $11.5 million or 3.4% of revenues compared to 3.7% of revenues for the comparable 2001 period. This decrease is principally attributable to a $37.2 million decrease in revenues offset by a $25.7 million decrease in direct salaries and related costs and a $9.0 million decrease in general and administrative costs as previously discussed. The $2.6 million lower income from operations, the $13.8 million litigation settlement and $0.3 million higher other expense was offset by the $1.6 million net gain on sale of facilities and the $4.6 million higher tax benefit resulting in $10.5 million lower net income for the nine months ended September 30, 2002 compared to 2001.

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

During the fourth quarter of 2002, the Company expects to pay approximately $13.8 million for the uninsured portion of the class action litigation settlement and will begin to pay approximately $10.0 million to $12.0 million through the first half of 2003 in connection with the 2002 restructuring plan to close several customer support centers in the United States and Europe. It may also use its capital resources to fund possible acquisitions and repurchase its common stock in the open market. On August 5, 2002, the Company announced that its Board of Directors authorized the Company to repurchase up to three million shares of the Company’s outstanding common stock. The shares of common stock will be purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases will be based on factors, including but not limited to, the stock price and general market conditions. The amendment to the Company’s revolving credit facility, which was effective as of September 30, 2002 (see Note 8 "Borrowings"), limits the dollar amount of stock that may be repurchased by the Company. At September 30, 2002, the Company had repurchased 71 thousand common shares at prices ranging from $6.28 to $6.75 per share for a total cost of $0.5 million.

In the nine months ended September 30, 2002, the Company generated $53.4 million in cash from operating activities and $2.2 million in funds from the sale of facilities, property and equipment to provide a $41.1 million increase in available cash (net of the effects of international currency exchange rates on cash of $3.0 million), used $15.9 million in funds for investments in capital expenditures and $1.9 million for acquisition of intangible assets and purchased $0.5 million in stock in the open market.

Net cash flows provided by operating activities for the nine months ended September 30, 2002 were $53.4 million compared to $53.5 million for the comparable 2001 period. The $0.1 million decrease in net cash flows provided by operating activities was due to a decrease in net income of $10.5 million offset by a net increase in non-cash

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Liquidity and Capital Resources (continued)

expenses of $6.4 million and a net increase in assets and liabilities of $4.0 million. The net increase in assets and liabilities of $4.0 million was due to an increase in deferred revenue of $0.2 million and an increase in accounts payable and other accrued accounts of $32.0 million offset by a $28.2 million decrease in receivables. This decrease in receivables was primarily due to a decrease in revenues and concentrated efforts to reduce trade days sales outstanding.

Capital expenditures, which are generally funded by cash generated from operating activities and borrowings available under its credit facilities, were $15.9 million for the nine months ended September 30, 2002 compared to $25.7 million for the nine months ended September 30, 2001, a decline of $9.8 million. In the nine months ended September 30, 2002, approximately 83.0% of the capital expenditures were the result of investing in new and existing technical and customer support centers, primarily offshore, and 17.0% was expended primarily for systems infrastructure. In 2002, the Company anticipates capital expenditures in the range of $21.0 million to $24.0 million.

The primary sources of cash flows from financing activities are from borrowings under the Company’s credit facility. The Company amended its revolving credit facility with a group of lenders (the “Amended Credit Facility”), effective as of September 30, 2002, as a result of a $13.8 million charge for the uninsured portion of the class action litigation settlement in the third quarter of 2002 (see Note 5 “Contingencies”). Pursuant to the terms of the Amended Credit Facility, the amount of the Company’s revolving credit facility was reduced, at the request of the Company, from $60.0 million to a maximum of $40.0 million, subject to certain borrowing limitations. The $40.0 million revolving credit facility includes a $10.0 million swingline subfacility, a $15.0 million letter of credit subfacility and a $25.0 million multi-currency subfacility. Absent the amendment and even though there were no outstanding balances on the existing revolving credit facility, the Company would have been in violation of the fixed charge coverage ratio as defined in the existing revolving credit facility and the maximum judgment limitation of $5.0 million.

Borrowings under the Amended Credit Facility are restricted to 85% of eligible accounts receivable. Terms of the amendment increase the interest rate 25-basis points to 50-basis points depending on debt levels, reduce the maximum judgment limitation to $2.5 million (previously $5.0 million) and other unsecured indebtedness to $2.0 million (previously $10.0 million), require cash and cash equivalents of $40.0 million and minimum eligible accounts receivable of $23.8 million and further limit certain investments and capital expenditures.

The Amended Credit Facility, which is subject to certain financial covenants, may be used to provide for working capital and general corporate purposes and to fund future acquisitions. The Amended Credit Facility accrues interest, at the Company’s option, at (a) the lender’s base rate plus an applicable margin up to 1.5% (previously up to 1.0%), (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.5% (previously up to 2.0%), or (c) the Interbank Offered Rate (“IBOR”) plus an applicable margin up to 2.5% (previously up to 2.0%) that varies with the Company’s debt levels and certain financial ratios. In addition, a commitment fee of up to 0.75% (previously up to 0.40%) is charged on the unused portion of the Amended Credit Facility on a quarterly basis. The borrowings under the Amended Credit Facility, which terminates May 31, 2005, are guaranteed by a pledge of all of the common stock of each of the Company’s domestic material subsidiaries and 65% of the stock of each of the Company’s direct foreign material subsidiaries. The Amended Credit Facility prohibits, without the consent of the lenders, the Company from incurring additional indebtedness, limits certain investment advances or loans and restricts substantial asset sales, capital expenditures, stock repurchases and dividends. There were no outstanding balances on the Amended Credit Facility as of September 30, 2002. At September 30, 2002, the Company was in compliance with all loan requirements of the Amended Credit Facility. At September 30, 2002, the Company had $91.1 million in cash and approximately $24.7 million of availability under its Amended Credit Facility. Approximately $62.0 million of the Company’s cash balances are held in international operations and may be subject to additional taxes if repatriated to the United States.

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

The Company believes the following accounting policies are the most critical since these policies require significant judgment or involve complex estimations that are important to the portrayal of the Company’s financial condition and operating results:

-  The Company recognizes revenue associated with the grants of land and the cash grants for the acquisition of property, buildings and equipment for customer support centers over the corresponding useful lives of the related assets. Should the useful lives of these assets change for reasons such as the sale or disposal of the property, the amount of revenue recognized would be adjusted accordingly.

-  The Company recognizes revenue as work progresses on fixed price contracts using the percentage-of-completion method of accounting, which relies on estimates of total expected revenue and related costs. Revisions to these estimates, which could result in adjustments to fixed price contracts and estimated losses, would be recorded in the period when such adjustments or losses are known.

-  The Company maintains allowances for doubtful accounts for estimated losses arising from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required which would reduce income.

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

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Critical Accounting Policies and Estimates (continued)

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

-  Self-insurance related liabilities include estimates for, among other things, projected settlements for known and anticipated claims for worker’s compensation and employee health insurance. Key variables in determining such estimates include past claims history, number of covered employees and projected future claims. The Company periodically evaluates and, if necessary, adjusts the estimates based on information currently available. Revisions to these estimates, which could result in adjustments to the liability and additional charges, would be recorded in the period when such adjustments or charges are known.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other provisions, SFAS No. 145 rescinds SFAS 4 “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt will no longer be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Gains or losses from extinguishment of debt that do not meet the criteria of APB 30 will be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS No. 145 will be effective for the quarter ending March 31, 2003. Upon adoption, the Company does not expect the adoption of this standard to have a material effect on its results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facilities closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002.

Item 3 — Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency and Interest Rate Risk

The Company’s earnings and cash flows are subject to fluctuations due to changes in non-U.S. currency exchange rates. The Company is exposed to non-U.S. exchange rate fluctuations as the financial results of non-U.S. subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact overall expected profitability. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in accumulated other comprehensive loss in shareholders’ equity. Movements in non-U.S. currency exchange rates may affect the Company’s competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-United States based competitors. Under its current policy, the Company does not use non-U.S. exchange derivative instruments to manage its exposure to changes in non-U.S. currency exchange rates.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Item 3 — Quantitative and Qualitative Disclosure About Market Risk (continued)

Foreign Currency and Interest Rate Risk (continued)

While the Company had no debt outstanding at variable interest rates during the nine months ended September 30, 2002, the Company has not historically used derivative instruments to manage its exposure to changes in interest rates.

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

Item 4 — Controls and Procedures

Within 90 days prior to the date of this report, the Company, under the supervision and with the participation of its principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures of the Company. Based on this evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures are alerting them in a timely manner to material information required to be included in the Company’s periodic Securities and Exchange Commission reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Since the date of this evaluation, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the evaluation date.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2002

Part II – OTHER INFORMATION.

Item 1 – Legal Proceedings.

A. Class Action Litigation.

A consolidated class action lawsuit against the Company is pending in the United States District Court for the Middle District of Florida, Tampa Division, captioned: In re Sykes Enterprises, Inc. Securities Litigation (hereinafter the “Class Action Litigation”). The plaintiffs purport to assert claims on behalf of a class of purchasers of the Company’s common stock during the period from July 27, 1998 through September 18, 2000. The consolidated action claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Among other things, the consolidated action alleges that during 2000, 1999 and 1998, the Company and certain of its officers made materially false statements concerning the Company’s financial condition and its future prospects. The consolidated complaint also claims that certain of the Company’s quarterly financial statements during 1999 and 1998 were not prepared in accordance with generally accepted accounting principles. The consolidated action seeks compensatory and other damages, and costs and expenses associated with the litigation. Although the Company denies the plaintiff’s allegations and has defended the action vigorously, due to the extremely high costs and risks of litigation, as well as the drain on management time and attention, the Company has agreed to a settlement of the Class Action Litigation with the plaintiffs. The settlement, which remains subject to court approval, will result in a cash payment of approximately $30.0 million. Insurance amounts, after payment of litigation expenses, are expected to cover approximately $16.2 million of the settlement and the Company will pay the remaining amount of approximately $13.8 million. The Company recorded a $13.8 million charge for the uninsured portion of the Class Action Litigation settlement during the third quarter of 2002. Although the parties anticipate court approval of the settlement, such result is not assured. In the event the court does not approve the settlement, the settlement will be set aside and the Class Action Litigation will proceed. Should the Class Action Litigation proceed, the Company cannot predict the outcome or the impact this action may have on the Company. The outcome of this lawsuit or any future lawsuits, claims, or investigations relating to the same subject matter may have a material adverse impact on the Company’s financial condition and results of operations.

Two shareholder derivative lawsuits have been filed in the Hillsborough County, Florida, Circuit Court against certain current and former members of the Company’s board of directors and officers. These suits are captioned Clarence S. Gurerra v. Sykes Enterprises, Incorporated, et. al., and James Bunde v. Sykes Enterprises, Incorporated, et. al. While the Company is a nominal defendant in these suits, both purportedly have been instituted by shareholders of the Company on the Company’s behalf, and no damages or other relief are sought from the Company. Both suits allege breach of fiduciary duties and mismanagement by the defendant directors and officers arising out of the facts and circumstances alleged in the Class Action Litigation. The Bunde lawsuit also names Ernst & Young, LLP, the Company’s former accountants, as a defendant and alleges breach of contract and negligence by Ernst & Young arising out of the facts and circumstances alleged in the Class Action Litigation. The suits seek, on behalf of the Company, disgorgement of profits allegedly made by certain officers and directors through the sale of Company stock while in possession of inside information and other unspecified damages and relief. The Board of Directors has established a Special Committee to investigate the allegations made in the derivative suits. A motion is presently pending in the Gurerra case to continue a stay of the proceedings pending the completion of an investigation of the claims made in the complaints by the Special Committee. The Company is in the process of obtaining a similar stay of proceedings in the Bunde case. The Special Committee completed its investigation relating to the Gurerra case in October 2002, and determined that the Gurerra case should be dismissed. The Company intends to file a motion with the court seeking to have that litigation terminated. There can be no assurance that such motion will be granted.

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

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2002

Item 6 – Exhibits and Reports on Form 8-K.

(a)	Exhibits

The following documents are filed as an exhibit to this Report:

10.54	Amendment No. 1 to Revolving Credit Agreement without exhibits between Sun Trust, Wachovia and BNP Paribas and Sykes Enterprises, Incorporated dated as of September 30, 2002.
15	Letter regarding unaudited interim financial information.
99.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.
99.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

(b)	Reports on Form 8-K

Registrant filed a current report on Form 8-K, dated August 5, 2002, with the Securities and Exchange Commission on August 6, 2002, which announced that its Board of Directors authorized the Registrant to repurchase up to three million shares of its outstanding common stock.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED (Registrant)

Date: November 14, 2002	By:	/s/ W. Michael Kipphut

W. Michael Kipphut
Group Executive, Senior Vice President – Finance
(Principal Financial and Accounting Officer)

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2002

CERTIFICATIONS

I, John H. Sykes, Chairman and Chief Executive Officer of Sykes Enterprises, Incorporated, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Sykes Enterprises, Incorporated;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have

a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ John H. Sykes

John H. Sykes, Chairman and Chief Executive Officer
(Principal Executive Officer)

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2002

CERTIFICATIONS

I, W. Michael Kipphut, Group Executive, Senior Vice President – Finance of Sykes Enterprises, Incorporated, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Sykes Enterprises, Incorporated;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have

a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ W. Michael Kipphut

W. Michael Kipphut
Group Executive, Senior Vice President - Finance
(Principal Financial and Accounting Officer)

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2002

EXHIBIT INDEX

Exhibit
Number

10.54	Amendment No. 1 to Revolving Credit Agreement without exhibits between Sun Trust, Wachovia and BNP Paribas and Sykes Enterprises, Incorporated dated as of September 30, 2002.
15	Letter regarding unaudited interim financial information.
99.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.
99.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.