Form 10-K
period 2002-12-31
SYKES ENTERPRISES INC
filed 2003-03-24
CIK 1010612

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the fiscal year ended December 31, 2002

Or

☐ Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Transition Period From To

Commission File Number 0-28274

Sykes Enterprises, Incorporated

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	56-1383460 (IRS Employer Identification No.)

400 N. Ashley Drive, Tampa, Florida (Address of principal executive offices)	33602 (Zip Code)

(813) 274-1000
(Registrant’s telephone number, including area code)

100 N. Tampa Street, Suite 3900, Tampa, Florida 33602
(Former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Voting Common Stock $.01 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

     The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant computed by reference to the closing sales price of such shares on the NASDAQ National Market the last business day of the Registrant’s most recently completed second fiscal quarter, was $204,251,152.

     As of March 7, 2003, there were 40,411,018 outstanding shares of common stock.

Documents Incorporated by Reference:

Documents	Form 10-K Reference
Portions of the Proxy Statement for the year 2003 Annual Meeting of Shareholders	Part III Items 10-13

Form 10-K Annual Report

Part I

Item 1.	Business

General

     Sykes Enterprises, Incorporated and consolidated subsidiaries (“Sykes,” “our” or “we”) is a global leader in providing outsourced customer management solutions and services. Sykes provides an array of sophisticated customer management solutions to Fortune 1000 companies around the world primarily in the technology, consumer, communications, financial services and transportation and leisure industries. We serve our clients through two geographic operating segments: the Americas (United States, Canada, Latin America, India and the Asia Pacific Rim) and EMEA (Europe, Middle East and Africa). Sykes’ Americas and EMEA groups primarily provide customer support outsourcing services with an emphasis on inbound technical support and customer service. These services are delivered through multiple communications channels encompassing phone, e-mail, web and chat. Sykes also provides various enterprise support services in the Americas that encompass services for a company’s internal support operations, from technical staffing services to outsourced corporate help desk services. In EMEA, Sykes also provides fulfillment services including multi-lingual sales order processing via the Internet and phone, inventory control, product delivery and product returns handling. Sykes’ complete service offering helps our clients acquire, serve, retain and grow relationships with their customers. Sykes has developed an extensive global reach with 40 state-of-the-art customer support centers throughout the United States, Canada, Europe, Latin America, Asia and Africa.

     Sykes was founded in 1977 in North Carolina and we moved our headquarters to Florida in 1993. In March 1996, we changed our state of incorporation from North Carolina to Florida. Sykes’ headquarters are located at 400 North Ashley Drive, 28th Floor, Tampa, Florida 33602, and our telephone number is (813) 274-1000.

     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as our proxy statements and other materials which are filed with or furnished to the Securities and Exchange Commission are made available, free of charge, on our Internet website at www.sykes.com/english/investors.asp under the heading “Financial Reports—SEC Filings,” as soon as reasonably practicable after they are filed with, or furnished to, the Commission.

Industry Overview

     Sykes believes that growth for outsourced customer management solutions and services will be driven by the trend of global Fortune 1000 companies turning to outsourcers to provide cost-effective, high quality customer support solutions. We also anticipate that the acceleration to an offshore solution, which provides customer management solutions at significantly lower costs and a highly educated labor force, will drive growth in the industry.

     In today’s ever-changing marketplace, companies require innovative customer management solutions that allow them to enhance the end user’s experience with their products and services, strengthen and enhance company brands, maximize the lifetime value of customers, efficiently and effectively deliver human interaction when customers value it most, and deploy best- in-class customer management strategies, processes and technologies.

     The softness in the global economy, rapid changes in technology, global competition and pricing pressures, however, are making it increasingly difficult for companies to cost-effectively maintain in-house the necessary personnel to handle all of their customer management needs. As a result, companies are increasingly turning to outsourcers to perform specialized functions and services in customer management due to the following factors:

•	Increasing importance for companies to focus on customer-facing activities and retain and grow client relationships;

•	Increasing need for companies to focus on core competencies rather than non-revenue producing activities;

•	Rapid changes in technology requiring personnel with specialized technical expertise;

•	Growing capital requirements for sophisticated technology needed to maintain the necessary infrastructure to provide timely technical support and customer service;

•	Growing capital requirements for entrance into new geographic markets offering a lower cost solution;

•	Increasing need to integrate and continually update complex systems incorporating a variety of hardware and software components spanning a number of technology generations;

•	Extensive and ongoing staff training and associated costs required for maintaining responsive, up-to-date in-house technical support and customer service solutions.

     We believe Sykes is a leader among our peers in that we offer a full, global customer management solution with a dynamic, secure communications infrastructure and a global presence that reaches across 17 countries. This global presence includes established operations in four highly demanded offshore geographic markets where companies have access to high quality customer support solutions at lower costs compared to other markets.

Strategy

     Sykes’ objective is to continue to grow operations and enhance profitability through the expansion of our global client base. Our goal is to remain a leading provider of high quality, reliable and affordable outsourced customer management solutions and services. Our services are customized to address each client’s unique needs and focused on improving the quality and cost-effectiveness of the support our clients provide to their customers. Our principal strategies are as follows:

     Build Long-term Client Relationships Through Service Excellence. We believe that providing superior, quality service is critical in our clients’ decisions to outsource and in building long-term relationships with our clients. To ensure service excellence and continuity across each of our centers globally, Sykes implemented an internally developed quality program titled Sykes Standard of Excellence (SSE). This quality certification standard is a compilation of Sykes’ twenty-five years of experience and best practices from industry standards such as the Malcom Baldrige National Quality Award and COPC (Customer Operations Performance Center Inc.). Every customer support center of Sykes is held accountable to meet or exceed the criteria set forth by Sykes Standard of Excellence which address leadership, hiring and training, performance management down to the agent level, forecasting and scheduling, and the client relationship including disaster recovery plans, feedback and corrective measures.

     Continue to Grow Sykes’ Customer Management Outsourcing Operations. We have grown Sykes’ customer management outsourcing operations utilizing a strategy of both internal growth and external acquisitions. This plan has resulted in an increase from three U.S. customer support centers in 1994 to 40 customer support centers worldwide as of March 7, 2003. Our state-of-the-art network of customer support centers currently handles in excess of 600,000 customer contacts per day over numerous contact media including phone, e-mail, web and chat. We have standardized the establishment and ongoing operation of our customer support centers by: (i) generally locating the centers in smaller communities, near a college or university, with a relatively low cost structure and a technically proficient, stable work force; (ii) constructing the customer support centers modeled after the same prototype; (iii) utilizing standardized procedures on a global basis to hire and train customer care agents; and (iv) maintaining consistently responsive and highly reliable services through global deployment of a common communication platform and performance management technologies and procedures. Sykes’ systematic approach and procedures, tailored to the unique needs of each of our clients, are part of our strategy of providing responsive, high quality and cost-efficient support.

     Capitalize on Global Service Offering in Offshore Markets. In addition to Sykes’ network of customer support centers throughout North America and Europe, we continue to develop our offshore delivery model in the Philippines, The Peoples Republic of China, India and Costa Rica, which offers our clients a secure, high quality solution at a significant cost savings. We expanded our offshore operations significantly in 2002 adding more than 2,300 new customer care seats to support the increasing demand for Sykes’ offshore customer management solution. By the end of 2002 we had over 3,300 seats offshore, offering our clients one of the largest company-owned offshore networks fully integrated through Sykes’ leading edge asynchronous transfer mode (ATM) communications infrastructure. This expansion included our entry into Bangalore, India with a new 250-seat center in August of 2002. Sykes also believes there are further opportunities to expand our offshore solution within certain geographic markets, including Asia, Latin America, Eastern Europe and South Africa.

     Diversify Sykes’ Vertical Market Reach. We market Sykes’ services on a worldwide basis to Fortune 1000 companies primarily in the technology, consumer, communications, financial services and transportation and leisure industries. We built our industry knowledge by initially focusing on software publishers, personal computer manufacturers and peripheral hardware manufacturers within the technology vertical market, providing Sykes with a competitive advantage in technical support. In 2002, the technology vertical market represented 43% of Sykes’ consolidated revenues. Beginning in 1999, our growth strategy targeted the communications vertical market, where Sykes has leveraged our technical support capabilities to capitalize on dial-up Internet, broadband Internet and wireless services opportunities. Revenues generated from the communications vertical market in 2002 totaled 40% compared to 9% in 1999. In 2001, Sykes began targeting the financial services vertical market recognizing the potential growth this market offered and the added stability this market would provide Sykes’ revenue mix. We entered several new relationships with financial services companies in late 2001 and during 2002 and this vertical market continues to offer expansion potential. For 2002, this vertical market represented 3% of our consolidated revenues. Further, Sykes has recently entered new client relationships with leading companies in the transportation and leisure industry and we anticipate this vertical market becoming a greater focus for Sykes in the near future. We believe our proven success in entering vertical markets like technology and communications provides a foundation for growth and success in new vertical markets like financial services and transportation and leisure. We believe the diversification of our business into new, focused vertical markets should allow for a more predictable, steady revenue stream.

     Maintain a Competitive Advantage Through Leading Edge Technology. Sykes seeks to maintain a competitive advantage by continuing to capitalize on sophisticated and specialized technological capabilities, including our current private asynchronous transfer mode (ATM) network between North America, Latin America, the Philippines and India that provides Sykes the ability to manage call volumes more efficiently and carry voice and data over the same network. Sykes’ flexible, secure and scalable network infrastructure allows us to rapidly respond to changes in client voice and data traffic and quickly establish support operations for new and existing clients. Through strategic technology relationships, Sykes is able to provide fully integrated communication services encompassing e-mail, chat and web self-service platforms. Additional technological capabilities include automatic call distributors, intelligent call routing and workforce management capabilities based on agent skill and availability, call tracking software, quality management systems and computer-telephony integration (CTI) that enable Sykes’ customer support centers to serve as a transparent extension for our clients, receive telephone calls and data directly from our clients’ systems, and report detailed information concerning the status and results of our services on a daily basis. In addition, Sykes’ European deployment of Global Direct, Sykes’ CRM/ e-commerce application utilized within the fulfillment operations, establishes a platform whereby our clients can manage all customer profile and contact information from every communication channel making it a viable customer-facing infrastructure solution to support their CRM initiatives.

     Utilize Aggressive Sales and Marketing Efforts. In the last eighteen months, we have increased Sykes’ sales and marketing efforts to more fully realize the market potential of the customer management outsourcing industry. In addition to developing an industry focused sales force with business development managers assigned to vertical markets in each of their areas of expertise, Sykes developed a client services group in 2001 to develop additional business with existing clients. Each client services director is assigned to specific client accounts and they are responsible for managing and growing the business of these existing clients. Sykes has also implemented a marketing and business development plan with the goal of increasing our visibility in the vertical markets we serve through direct mailing campaigns and inside sales lead generation programs.

Services

     Sykes specializes in providing primarily inbound outsourced customer management solutions and services on a global basis with an emphasis on technical support and customer service. These services are provided through two operating segments—the Americas and EMEA. The Americas region, representing 66% of consolidated revenues in 2002, includes the United States, Canada, Latin America, India and the Asia Pacific Rim. The sites within India and the Asia Pacific Rim are included in the Americas region given the nature of the business and client profile, which is primarily made up of U.S. companies utilizing our support services to support their customer management needs. The EMEA region, representing 34% of consolidated revenues in 2002, includes Europe, the Middle East and Africa. The following is a description of Sykes’ customer management solutions and services:

     Customer Support Outsourcing. Sykes’ customer support outsourcing services represented approximately 91% of total 2002 consolidated revenues, and encompasses primarily inbound technical support and customer service. Sykes handles over 600,000 customer contacts on a daily basis throughout the Americas and EMEA regions. In the technical support area, Sykes primarily handles inquiries from the customers of technology, consumer and communications companies for a variety of needs including installation, operating assistance and troubleshooting for software, PC’s and other consumer equipment as well as ISP dial-up and broadband Internet connections. Customer service contacts include product information requests, describing product features, activating customer accounts, resolving complaints and handling billing inquiries. Sykes provides these services through multiple communication channels encompassing phone, e-mail, web and chat through a network of global state-of-the-art customer support centers. Our extensive network of customer support centers provides global support capabilities in over 30 languages. Technical support and customer service solutions provided through Sykes’ support centers are generally billed to the client based on an amount per e-mail, a fee per call, a rate per minute or time and material basis.

     Fulfillment Services. Fully integrated with Sykes’ customer support services in Europe, we provide Pan European fulfillment solutions including multi-lingual sales order processing via the Internet and phone, inventory control, product delivery and product returns handling.

     Enterprise Support Services. In the United States, Sykes also provides a range of enterprise support services for companies’ internal support operations including technical staffing services and outsourced corporate help desk solutions. Help desk services are provided to major companies, either at their facilities or through Sykes’ support centers. Employees of Sykes’ clients telephone the help desk number provided to them by their employer for technical or employee related assistance.

OPERATIONS

     Customer Support Centers. Sykes operates 15 stand-alone customer support centers in the United States, 3 centers in Canada, 15 in Europe, the Middle East and South Africa, and 7 centers offshore, including The Peoples Republic of China, the Philippines, India and Costa Rica.

     Sykes’ strategy in the United States has been to locate customer support centers in smaller communities with similar demographic characteristics, typically near a college or university. We believe these characteristics tend to provide a well-educated, technically proficient employee pool from which to attract qualified candidates. These locations also tend to have lower labor and infrastructure costs than large metropolitan areas. Our strategy internationally is to locate customer support centers near a major metropolitan area, or near a large facility of a major client, if it is the first entrance into the country. Otherwise, we generally follow the same strategy used in the United States for locating international customer support centers.

     New customer support centers are established to accommodate anticipated growth in our business or in response to a specific customer need. Sykes currently believes the capacity we have in the U.S. and Europe is sufficient to meet near-term demand in the industry. With the continued acceleration of business offshore, we currently believe there are opportunities to establish additional customer support centers in India, the Asia Pacific Rim and potentially South America.

     A typical United States customer support center is approximately 42,000 square feet, has 432 workstations and can handle in excess of 12,000 user transactions per day. The technical and customer support centers employ current technology in PBX switches, call tracking software, telephone-computer integration, interactive voice response and relational database management systems that are integrated into centrally managed local area networks and wide area networks. Sykes’ equipment and technology enable us to serve as the transparent extension of our clients at a low cost per transaction and provide our clients with immediate access to the status and results of our customer support services. Due to the modular, open system architecture, Sykes’ technology infrastructure allows for timely and efficient system updates and modifications.

     Sykes utilizes sophisticated workforce management systems to provide efficient scheduling of personnel to accommodate fluctuations in call volume. To complement our workforce management systems, Sykes has developed a digital private communications network that allows for effective call volume management and disaster recovery backup. Through Sykes’ private asynchronous transfer mode (ATM) network and dynamic intelligent call routing capabilities, we can rapidly respond to changes in client call volumes and move call volume traffic based on agent availability and skill throughout our network of support centers, improving the responsiveness and productivity of our agents.

     Customer support center systems capture and download to permanent databases a variety of information concerning each call for reporting on a daily basis to clients, including number and duration of calls which are important for billing purposes, response time and results of the call. Summary data and complete databases are made available to the client to enable it to monitor the level of service provided by Sykes, as well as to determine whether end users of our clients’ products are encountering recurring problems that require modification. The databases also provide Sykes’ clients with considerable marketing information concerning end users, such as whether the user is a home or business user and regional differences in purchasing patterns or usage. Sykes maintains tape backups and offsite storage to assure the integrity of its reporting systems and databases.

     The customer support centers are protected by a fire extinguishing system and backup generators and short-term battery backups in the event of a power outage, reduced voltage or a power surge. Rerouting of call volume to one of the other customer support centers is also available in the event of a telecommunications failure, natural disaster or other emergency. Security measures are imposed to prevent unauthorized access. Software and related data files are backed up daily and stored off site at multiple locations. Sykes carries business interruption insurance covering interruptions that might occur as a result of damage to our business. In addition, Sykes believes that it has adequate arrangements with its equipment vendors which provides that damaged equipment can be replaced promptly.

     Enterprise Support Services Offices. Personnel from Sykes’ enterprise support services group are assigned to one of two regional offices and four satellite offices, which are located in metropolitan areas throughout the United States. Sykes’ enterprise support services group provides a range of services for a company’s internal support operations including technical staffing services and outsourced corporate help desk solutions including technical or other employee related support. Our enterprise support services offices provide a strong recruiting platform for high-end knowledge workers and establish a local presence to service major accounts. Each office is responsible for staffing the personnel needs of clients or managing program implementations within its geographic region. These offices give Sykes the ability to (i) offer a broad range of internal support services to existing clients, and (ii) deliver flexible, innovative solutions to new and existing clients in each market.

     Fulfillment Centers. Sykes currently has two fulfillment centers located in Europe. Sykes provides its fulfillment services primarily to certain clients operating in Europe who desire this complementary service in connection with customer support services.

Quality Assurance

     Sykes believes that providing superior, quality service is critical in our clients’ decisions to outsource and in building long-term relationships with our clients. It is also our belief and commitment that quality is the responsibility of each individual at every level of the organization. To ensure service excellence and continuity across our organization, Sykes has developed an integrated Quality Assurance program consisting of three major components:

•	The certification of client accounts and customer support centers to Sykes Standard of Excellence program;

•	The application of continuous improvement to all business processes; and

•	The application of process audits to all work procedures.

     Sykes Standard of Excellence (SSE) program is a quality certification standard that was compiled from Sykes’ twenty-five years of experience and the best practices from industry standards such as the Malcom Baldrige National Quality Award and COPC (Customer Operations Performance Center Inc.). Every customer support center is held accountable to meet or exceed the criteria set forth by Sykes Standard of Excellence which address leadership, hiring and training, performance management down to the agent level, forecasting and scheduling, and the client relationship including disaster recovery plans, feedback and corrective measures.

     The application of continuous improvement is established in Sykes Standard of Excellence and is based upon the Six Sigma cycle of Define, Measure, Analyze, Improve/ Design and Control/Verify. All of Sykes’ management is responsible for continuous improvement in their operations and certification requires that processes, measures and corrective action plans are documented and available for review.

     Process audits are utilized at the local client account or customer support center level. The purpose is to verify that client processes and procedures are consistently executed as required by established documentation. Process audits are applicable to all services being provided for the client and certification requires that all applicable processes be audited twice a year.

     In general, the training of Sykes’ agents occurs at the customer support centers. Representatives of our clients conduct product-specific training of new customer care agents through certified trainers or Sykes actively recruits highly skilled professionals to staff specific assignment needs of our clients. Sykes’ customer care agents will also receive ongoing training throughout the year to respond to changes in products and technology.

     A support center manager supervises project leaders, team leaders, and customer care agents dedicated to individual client accounts. Each team leader monitors approximately ten customer care agents. A project leader supervises a particular client’s account and through the use of call tracking software, the project leader monitors the number of calls each customer care agent handles, the duration of each call, time between calls, response time, number of queries resolved after the first call and other statistics important in measuring and enhancing productivity and service levels. Clients also have daily access to a variety of measures of service performance tracked by Sykes’ technology and can monitor calls directly through Sykes’ remote call monitoring systems.

     Two of Sykes’ customer support centers in Europe have received COPC-2000 Standard (Customer Operations Performance Center Inc.) certification for technical support and help desk services. Sykes is also pursuing COPC certification for several additional centers in Europe and our offshore markets. The COPC-2000 Standard was developed in 1996 by representatives from American Express, Dell, L.L. Bean, Microsoft, Motorola, Novell and other customer-focused companies that wanted measurable standards to improve the level of service quality their customers received from external customer service providers. The development team used the criteria and framework of the Malcolm Baldrige National Quality Award as the foundation of the standard, and adapted it to accommodate the practical realities of the customer support industry.

     Sykes’ commitment to quality has also resulted in receiving the STAR Award for the years 1995 through 1999 in the highest call volume category and received a lifetime achievement award during 1999. This award has been presented annually since 1988 by the Software Support Professionals Association (SSPA) to the software support company that achieves superior customer satisfaction and call metrics.

Sales and Marketing

     Sykes’ marketing objective is to develop long-term relationships with existing and potential clients to become the preferred vendor for their customer management outsourcing services. We believe that our client base provides excellent opportunities for further marketing and cross selling of our complementary customer management services. We market our services through a variety of methods, including client referrals, personal sales calls, advertising in industry publications, attending trade shows, direct mailings to targeted customers, telemarketing and cross selling additional services to existing clients. Sykes currently employs 52 people in our global sales force.

     Sykes’ sales force is composed of business development managers that pursue new business and client services directors that manage and grow relationships with existing accounts. Sykes also has inside customer sales representatives who receive customer inquiries and provide outbound lead generation for the field sales force.

     As part of our marketing efforts, Sykes invites potential and existing clients to visit our customer support centers, where Sykes can demonstrate our dynamic telecommunications and call tracking technology, quality procedures and the knowledge of our customer care agents. Sykes also demonstrates the ability to quickly accommodate a new client or a significant increase in business from an existing client by emphasizing our systematic approach to establishing and managing support centers.

     Sykes emphasizes account development to strengthen relationships with current clients. Business development managers or client service directors are generally assigned to vertical markets in their area of expertise in order to develop a complete understanding of each client’s particular needs, to form strong client relationships and encourage cross selling of other services offered by Sykes.

Clients

     Sykes serves clients in the United States, Canada, Latin America, Europe, the Philippines, The Peoples Republic of China, India and South Africa. We market to Fortune 1000 corporations primarily within the technology, consumer, communications, financial services and transportation and leisure industries. Revenue by vertical market for 2002, as a percentage of our consolidated revenues, totaled 43% for technology, 40% for communications, 3% for financial services and 14% for all other vertical markets. We believe our globally recognized client base presents opportunities for further cross marketing of our services.

     For the years ended December 31, 2002, 2001 and 2000, total revenues included $71.6 million, or 15.8% of consolidated revenues, $58.5 million, or 11.8% of consolidated revenues, and $35.6 million, or 6.3% of consolidated revenues, exclusive of SHPS (2000 only), respectively, from SBC Communications Inc. and affiliates (“SBC”), a major provider of communications services. In addition, for the years ended December 31, 2002, 2001 and 2000, total revenues included $54.6 million, or 12.1% of consolidated revenues, $46.2 million, or 9.3% of consolidated revenues, and $38.6 million, or 6.8% of consolidated revenues, exclusive of SHPS (2000 only), respectively, from Microsoft Corporation (“Microsoft”), a major provider of software and related services. The loss of (or the failure to retain a significant amount of business with) SBC, Microsoft or any of our key clients could have a material adverse effect on Sykes’ performance. Our top ten clients accounted for approximately 60.0% of our consolidated revenues in 2002. Many of Sykes’ contracts are cancelable by the client at any time or on short-term notice, and clients may unilaterally reduce their use of Sykes’ services under our contracts without penalty. Sykes provided services to hundreds of clients during 2002.

Competition

     The industry in which Sykes operates is extremely competitive and highly fragmented. While many companies provide customer management solutions and services, Sykes believes no one company is dominant in the industry. There are numerous and varied providers of such services, including firms specializing in various CRM consulting, other customer management solutions providers—niche or large market companies, companies that manage their customer support needs in-house, as well as product distribution companies that provide fulfillment services. We may also face competition from companies who possess substantially greater resources, greater name recognition and a more established customer base than Sykes.

     Sykes believes that the most significant competitive factors in the sale of services include service quality, advanced technology capabilities, global coverage, reliability, scalability, security, industry experience, price and tailored service offerings. As a result of intense competition, customer management solutions and services frequently are subject to pricing pressure. Clients also require outsourcers to be able to provide services in multiple locations. Competition for contracts for many of Sykes’ services takes the form of competitive bidding in response to requests for proposals.

Intellectual Property

     We rely upon a combination of contract provisions and trade secret laws to protect the proprietary technology Sykes uses at our customer support centers and facilities. We also rely on a combination of copyright, trademark and trade secret laws to protect our proprietary software. We attempt to further protect our trade secrets and other proprietary information through agreements with employees and consultants. Sykes does not hold any patents and does not have any patent applications pending. There can be no assurance that the steps we have taken to protect our proprietary technology will be adequate to deter misappropriation of our proprietary rights or third-party development of similar proprietary software. Sykes®, REAL PEOPLE. REAL SOLUTIONS.® and Sykes Answerteam® are registered service marks of Sykes. Sykes holds a number of registered trademarks, including ETSC®, FS PRO® and FS PRO MARKETPLACE®.

Employees

     As of February 28, 2003, Sykes had 15,750 employees (full-time and part-time), consisting of 13,750 customer care agents handling technical and customer support inquiries at our centers, 280 in enterprise support services, 160 in fulfillment services, 40 in sales and marketing and 1,520 in management, administration and finance.

     The technical and service nature of Sykes’ business makes our employees an important corporate asset. While the market for qualified personnel is extremely competitive, we believe the relationships with our employees are good. Sykes’ employees, with the exception of about 500 employees in Europe, are not represented by any labor unions.

     Sykes employs personnel through a continually updated recruiting network. This network includes a seasoned team of recruiters, a company-wide candidate database, Internet/newspaper advertising, candidate referral programs and job fairs. However, demand for qualified professionals with the required language and technical skills may exceed supply, as new skills are needed to keep pace with the requirements of customer engagements. Competition for such personnel is intense and employee turnover in this industry is high, particularly in the U.S. market.

Factors Influencing Future Results and Accuracy of Forward-Looking Statements

     This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, and projections about Sykes, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made from time to time by or on behalf of Sykes. Words such as “may,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this report. Our actual results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: the marketplace’s continued receptivity to Sykes’ terms and elements of services offered under Sykes’ standardized contract for future bundled service offerings; Sykes’ ability to continue the growth of its support service revenues through additional technical and customer support centers; Sykes’ ability to further penetrate into vertically integrated markets; Sykes’ ability to expand revenues within the global markets; Sykes’ ability to continue to establish a competitive advantage through sophisticated technological capabilities, and the following risk factors:

Dependence on Key Clients

     Sykes derives a substantial portion of its revenues from a few key clients. Total revenue for the years ended December 31, 2002, 2001 and 2000, includes $71.6 million, or 15.8% of consolidated revenues, $58.5 million, or 11.8% of consolidated revenues and $35.6 million, or 6.3% of consolidated revenues, exclusive of SHPS (2000 only), respectively, from SBC Communications Inc. and affiliates (“SBC”), a major provider of communications services. In addition, total revenue for the years ended December 31, 2002, 2001 and 2000, includes $54.6 million, or 12.1% of consolidated revenues, $46.2 million, or 9.3% of consolidated revenues and $38.6 million, or 6.8% of consolidated revenues, exclusive of SHPS (2000 only), respectively, from Microsoft Corporation (“Microsoft”), a major provider of software and related services. Our top ten clients accounted for approximately 60%, 57% and 49%, of consolidated revenue for the years ended December 31, 2002, 2001, and 2000, respectively, exclusive of SHPS revenue (2000 only). Our loss of, or the failure to retain a significant amount of business with SBC, Microsoft or any of our key clients could have a material adverse effect on our business, financial condition and results of operations. Many of our contracts are cancelable by the client at any time or on short-term notice, and clients may unilaterally reduce their use of our services under these contracts without penalty. Thus, Sykes’ contracts with its clients do not ensure that we will generate a minimum level of revenues.

Risks Associated With International Operations and Expansion

     We intend to continue to pursue growth opportunities in markets outside the United States. At December 31, 2002, Sykes’ international operations were conducted from 25 customer support centers located in Sweden, the Netherlands, Finland, France, Germany, South Africa, Scotland, India, Ireland, Italy, Hungary, Spain, Turkey, The Peoples Republic of China, and the Philippines.

Revenues from these operations for the years ended December 31, 2002, 2001, and 2000, were 39%, 37%, and 38%, of consolidated revenues, respectively, exclusive of revenue from SHPS which was sold in June 2000. We also conduct business in Canada and Costa Rica. International operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, tariffs and taxes, import/export license requirements, the imposition of trade barriers, difficulties in staffing and managing foreign operations, political uncertainties, longer payment cycles, foreign exchange restrictions that could limit the repatriation of earnings, possible greater difficulties in accounts receivable collection, potentially adverse tax consequences, and economic instability.

     Sykes conducts business in various foreign currencies and is therefore exposed to market risk from changes in foreign currency exchange rates and interest rates, which could impact our results of operations and financial condition. Sykes is also subject to certain exposures arising from the translation and consolidation of the financial results of its foreign subsidiaries. Sykes has, from time to time, taken limited actions to attempt to mitigate Sykes’ currency exchange exposure. However, there can be no assurance that we will take any actions to mitigate such exposure in the future, and if taken that such actions taken will be successful or that future changes in currency exchange rates will not have a material impact on Sykes’ future operating results. A significant change in the value of the dollar against the currency of one or more countries where Sykes operates may have a material adverse effect on Sykes’ results. Sykes has historically not entered into hedge contracts for either its translation risk or its economic risk.

Fundamental Shift Towards Offshore Markets

     We intend to continue to expand and pursue growth opportunities in offshore markets. Our offshore locations include The Peoples Republic of China, India, the Asia Pacific Rim region and Costa Rica and while Sykes has operated in offshore markets for several years, there can be no assurance that we will be able to successfully conduct and expand such operations, and a failure to do so would have a material adverse effect on our business, financial condition, and results of operations. While it has been the industry trend to move towards offshore markets, such movement could result in excess capacity in the United States and Europe. The success of the our offshore operations will be subject to numerous contingencies, some of which are beyond management’s control, including general and regional economic conditions, prices for our services, competition, changes in regulation and other risks. In addition, as with all of our operations outside of the United States, Sykes is subject to various additional political, economic, and market uncertainties. (See “Risks Associated with International Operations and Expansion.”)

Existence of Substantial Competition

     The markets for Sykes’ services are highly competitive, subject to rapid change, and highly fragmented. While many companies provide customer management outsourcing services, Sykes believes no one company is dominant in the industry. There are numerous and varied providers of our services, including firms specializing in call center operations, temporary staffing and personnel placement companies, general management consulting firms, divisions of large hardware and software companies and niche providers of customer management outsourcing services, many of whom compete in only certain markets. Our competitors include many companies who may possess substantially greater resources, greater name recognition and a more established customer base than we do. In addition to Sykes’ competitors, many companies who might utilize the services of Sykes or one of our competitors may utilize in-house personnel to perform such services. Increased competition, the failure of Sykes to compete successfully, pricing pressures, loss of market share and loss of clients could have a material adverse effect on Sykes’ business, financial condition, and results of operations.

     Many of Sykes’ large clients purchase customer management solutions and services primarily from a limited number of preferred vendors. Sykes has experienced and continues to anticipate significant pricing pressure from these clients in order to remain a preferred vendor. These companies also require vendors to be able to provide services in multiple locations. Although we believe we can effectively meet our clients’ demands, there can be no assurance that we will be able to compete effectively with other customer management outsourcing services companies. Sykes believes that the most significant competitive factors in the sale of our services include quality, advanced technology capabilities, global coverage, reliability, scalability, security, industry experience, price and tailored service offerings.

Inability to Attract and Retain Experienced Personnel May Adversely Impact Sykes’ Business

     Sykes’ business is labor intensive and places significant importance on its ability to recruit, train, and retain qualified technical and consultative professional personnel. We generally experience high turnover of our personnel and are continuously required to recruit and train replacement personnel as a result of a changing and expanding work force. Additionally, demand for qualified technical professionals conversant with certain technologies may exceed supply, as new and additional skills are required to keep pace with evolving computer technology. Sykes’ ability to locate and train employees is critical to achieving our growth objective. Sykes’ inability to attract and retain qualified personnel or an increase in wages or other costs of attracting, training, or retaining qualified personnel could have a material adverse effect on Sykes’ business, financial condition and results of operations.

Dependence on Senior Management

     The success of Sykes is largely dependent upon the efforts, direction and guidance of its senior management. Sykes’ growth and success also depend in part on its ability to attract and retain skilled employees and managers and on the ability of our executive officers and key employees to manage our operations successfully. We have entered into employment and non-competition agreements with our executive officers. The loss of any of our senior management or key personnel, or the inability to attract, retain or replace key management personnel in the future, could have a material adverse effect on Sykes’ business, financial condition and results of operations.

Dependence on Trend Toward Outsourcing

     Sykes’ business and growth depend in large part on the industry trend toward outsourcing customer management solutions and services. Outsourcing means that an entity contracts with a third party, such as Sykes, to provide customer support services rather than perform such services in-house. There can be no assurance that this trend will continue, as organizations may elect to perform such services themselves. A significant change in this trend could have a material adverse effect on Sykes’ business, financial condition and results of operations. Additionally, there can be no assurance that Sykes’ cross-selling efforts will cause clients to purchase additional services from Sykes or adopt a single-source outsourcing approach.

Our Strategy of Growing Through Selective Acquisitions and Mergers Involves Potential Risks

     We evaluate opportunities to expand the scope of our services through acquisitions and mergers. We may be unable to identify companies that complement our strategies, and even if we identify a company that complements our strategies, we may be unable to acquire or merge with the company. In addition, the decrease in the price of Sykes’ common stock could hinder our growth strategy by limiting growth through stock acquisitions.

     Our acquisition strategy involves other potential risks. These risks include:

•	The inability to obtain the capital required to finance potential acquisitions on satisfactory terms;

•	The diversion of management’s attention to the integration of the businesses to be acquired;

•	The risk that the acquired businesses will fail to maintain the quality of services that Sykes has historically provided;

•	The need to implement financial and other systems and add management resources;

•	The risk that key employees of the acquired business will leave after the acquisition;

•	Potential liabilities of the acquired business;

•	Unforeseen difficulties in the acquired operations;

•	Adverse short-term effects on Sykes’ operating results;

•	Lack of success in assimilating or integrating the operations of acquired businesses with those of Sykes;

•	The dilutive effect of the issuance of additional equity securities;

•	The impairment of goodwill and other intangible assets involved in any acquisitions;

•	The businesses we acquire not proving profitable; and

•	Potentially incurring additional indebtedness.

Uncertainties Relating to Pending Litigation

     Sykes faces uncertainties relating to the pending litigation described in “Item 3. Legal Proceedings.” We also cannot predict whether any other material suits, claims, or investigations may arise in the future based on the same claims as those described in “Item 3. Legal Proceedings” or other claims that may arise in the ordinary course of business. Regardless of the outcome of any of these lawsuits or any future actions, claims, or investigations relating to the same or any other subject matter, we may incur substantial defense costs and such actions may cause a diversion of management time and attention. Also, it is possible that Sykes may be required to pay substantial damages or settlement costs which could have a material adverse effect on our financial condition and results of operations.

Rapid Technological Change

     Rapid technological advances, frequent new product introductions and enhancements, and changes in client requirements characterize the market for customer management services. Sykes’ future success will depend in large part on our ability to service new products, platforms, and rapidly changing technology. These factors will require Sykes to provide adequately trained personnel to address the increasingly sophisticated, complex and evolving needs of our clients. In addition, Sykes’ ability to capitalize on our acquisitions will depend on our ability to continually enhance software and services and adapt such software to new hardware and operating system requirements. Any failure by Sykes to anticipate or respond rapidly to technological advances, new products and enhancements, or changes in client requirements could have a material adverse effect on Sykes’ business, financial condition and results of operations.

Reliance on Technology and Computer Systems

     Sykes has invested significantly in sophisticated and specialized communications and computer technology and has focused on the application of this technology to meet our clients’ needs. We anticipate that it will be necessary to continue to invest in and develop new and enhanced technology on a timely basis to maintain our competitiveness. Significant capital expenditures may be required to keep Sykes’ technology up-to-date. There can be no assurance that any of Sykes’ information systems will be adequate to meet our future needs or that Sykes will be able to incorporate new technology to enhance and develop our existing services. Moreover, investments in technology, including future investments in upgrades and enhancements to software, may not necessarily maintain Sykes’ competitiveness. Sykes’ future success will also depend in part on our ability to anticipate and develop information technology solutions that keep pace with evolving industry standards and changing client demands.

Risk of Emergency Interruption of Customer Support Center Operations

     Sykes’ operations are dependent upon our ability to protect our customer support centers and our information databases against damage that may be caused by fire and other disasters, power failure, telecommunications failures, unauthorized intrusion, computer viruses and other emergencies. The temporary or permanent loss of such systems could have a material adverse effect on Sykes’ business, financial condition and results of operations. Notwithstanding precautions taken to protect Sykes and our clients from events that could interrupt delivery of services, there can be no assurance that a fire, natural disaster, human error, equipment malfunction or inadequacy, or other event would not result in a prolonged interruption in Sykes’ ability to provide support services to our clients. Such an event could have a material adverse effect on Sykes’ business, financial condition and results of operations.

Control By Principal Shareholder and Anti-Takeover Considerations

     As of March 7, 2003, John H. Sykes, Sykes’ Chairman of the Board and Chief Executive Officer, beneficially owned approximately 39% of Sykes’ outstanding common stock. As a result, Mr. Sykes will have substantial influence in the election of our directors and in determining the outcome of other matters requiring shareholder approval.

     Sykes’ Board of Directors is divided into three classes serving staggered three-year terms. The staggered Board of Directors and the anti-takeover effects of certain provisions contained in the Florida Business Corporation Act and in Sykes’ Articles of Incorporation and Bylaws, including the ability of the Board of Directors of Sykes to issue shares of preferred stock and to fix the rights and preferences of those shares without shareholder approval, may have the effect of delaying, deferring or preventing an unsolicited change in the control of Sykes. This may adversely affect the market price of Sykes’ common stock or the ability of shareholders to participate in a transaction in which they might otherwise receive a premium for their shares.

Volatility of Stock Price May Result in Loss of Investment

     The trading price of Sykes’ common stock has been and may continue to be subject to wide fluctuations over short and long periods of time. Sykes believes that market prices of customer management services stocks in general have experienced volatility, which could affect the market price of Sykes’ common stock regardless of Sykes’ financial results or performance. Sykes further believes that various factors such as general economic conditions, changes or volatility in the financial markets, changing market conditions in the customer management services industry, quarterly variations in Sykes’ financial results, the announcement of acquisitions, strategic partnerships, or new product offerings, and changes in financial estimates and recommendations by securities analysts could cause the market price of Sykes’ common stock to fluctuate substantially in the future.

Executive Officers of the Registrant

     The following table provides the names and ages of our executive officers, and the positions and offices currently held by each of them:

Name	Age	Principal Position

John H. Sykes	66	Chairman and Chief Executive Officer
W. Michael Kipphut	49	Group Executive, Senior Vice President—Finance
Charles E. Sykes	40	General Manager, Senior Vice President—Americas
Harry A. Jackson, Jr.	50	General Manager, Senior Vice President—EMEA
Gerry L. Rogers	57	Group Executive, Senior Vice President—Chief Information Officer
Jenna R. Nelson	39	Group Executive, Senior Vice President—Human Resources and Administration
James T. Holder	44	General Counsel and Corporate Secretary
William N. Rocktoff	40	Vice President and Corporate Controller

     John H. Sykes has held the titles and responsibilities of Chairman and Chief Executive Officer of Sykes since December 1998. He was President of Sykes from inception in 1977 until December 1998. Previously, Mr. Sykes was Senior Vice President of CDI Corporation, a publicly held technical services firm.

     W. Michael Kipphut, a CPA, joined Sykes in March 2000 as Vice President and Chief Financial Officer and was named Group Executive, Senior Vice President—Finance in June 2001. From September 1998 to February 2000, Mr. Kipphut held the position of Vice President and Chief Financial Officer for USA Floral Products, Inc., a publicly held worldwide perishable products distributor. From September 1994 until September 1998, Mr. Kipphut held the position of Vice President and Treasurer for Spalding & Evenflo Companies, Inc., a global manufacturer of consumer products. Previously, Mr. Kipphut held various financial positions including Vice President and Treasurer in his 17 years at Tyler Corporation, a publicly held diversified holding company.

     Charles E. Sykes joined Sykes in 1986 and was named General Manager, Senior Vice President—Americas in June 2001. Prior to that, he held the position of Senior Vice President, Marketing since March 2000. In December 1996, Mr. Sykes was appointed Vice President Sales and held the position of Regional Manager of the Midwest Region for Professional Services from 1992 until 1996. Mr. Charles E. Sykes is the son of Mr. John H. Sykes.

     Harry A. Jackson, Jr. joined Sykes in 1997 and was named General Manager, Senior Vice President—EMEA in June 2001. Before relocating to Europe in 1998 to assume responsibility for the EMEA operations group as Group Vice President of Operations, Mr. Jackson served as a Client Services Director in the U.S. Prior to joining Sykes in 1997, Mr. Jackson held various positions with MCI, Synergetics and Brooks International.

     Gerry L. Rogers joined Sykes in February 1999 as Group Vice President, North America and was named Group Executive, Senior Vice President—Chief Information Officer in July 2000. From March 2000 until July 2000, Mr. Rogers held the position of Senior Vice President—The Americas. From 1968 to 1999, Mr. Rogers held various management positions with AT&T, a publicly held telecommunications firm, most recently as General Manager for the Business Growth Markets.

     Jenna R. Nelson joined Sykes in August 1993 and was named Group Executive, Senior Vice President—Human Resources and Administration in July 2001. From January 2001 until July 2001, Ms. Nelson held the position of Group Executive and Vice President, Human Resources. In August 1998, Ms. Nelson was appointed Vice President, Human Resources and held the position of Director, Human Resources and Administration from August 1996 to July 1998. From August 1993 until July 1996, Ms. Nelson served in various management positions within Sykes, including Director of Administration.

     James T. Holder joined Sykes in December 2000 as General Counsel and was named Corporate Secretary in January 2001. From November 1999 until November 2000, Mr. Holder served in a consulting capacity as Special Counsel to Checkers Drive-In Restaurants, Inc., a publicly held restaurant operator and franchisor. From November 1993 until November 1999, Mr. Holder served in various capacities at Checkers including Corporate Secretary, Chief Financial Officer and Senior Vice President and General Counsel.

     William N. Rocktoff joined Sykes in August 1997 as Corporate Controller and was named Treasurer and Corporate Controller in December 1999 and Vice President and Corporate Controller in March 2002. From November 1989 to August 1997, Mr. Rocktoff held various financial positions, including Corporate Controller at Kimmins Corporation, a publicly held contracting company.

Item 2.	Properties

     Our principal executive offices are located in Tampa, Florida. This facility currently serves as the headquarters for senior management and the financial, information technology and administrative departments. We believe our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any physical expansion. We operate from time to time in temporary facilities to accommodate growth before new support centers are available. The Bangalore, India facility totaling 24,072 square feet is a temporary facility. Our permanent facility in Bangalore, India with 94,727 square feet is under construction and expected to be ready for occupancy in June 2003. The following table sets forth additional information concerning our facilities:

		Square
Properties	General Usage	Feet	Lease Expiration

UNITED STATES LOCATIONS
Tampa, Florida	Corporate headquarters	67,645	June 2010

Ada, Oklahoma
Bismarck, North Dakota
Marianna, Florida
Palatka, Florida
Wise, Virginia
Greeley, Colorado
Hays, Kansas
Klamath Falls, Oregon
Manhattan, Kansas
Milton-Freewater, Oregon
Morganfield, Kentucky
Perry County, Kentucky
Minot, North Dakota
Pikesville, Kentucky
Ponca City, Oklahoma
Scottsbluff, Nebraska
Sterling, Colorado
Eveleth, Minnesota	Customer support center
Customer support center
Customer support center
Customer support center
Customer support center
Customer support center(1)
Customer support center
Customer support center
Customer support center
Customer support center
Customer support center
Customer support center
Customer support center
Customer support center
Customer support center
Customer support center(1)
Customer support center
Customer support center(1)	42,000 42,000 42,000 42,000 42,000 42,000 42,000 42,000 42,000 42,000 42,000 42,000 42,000 42,000 42,000 42,000 34,000 42,000	Company owned
Company owned
Company owned
Company owned
Company owned
Company owned
Company owned
Company owned
Company owned
Company owned
Company owned
Company owned
Company owned
Company owned
Company owned
Company owned
Company owned
			Company owned

Rocklin, California Cary, North Carolina Charlotte, North Carolina Plano, Texas Poughkeepsie, New York St. Louis, Missouri	Office Office Office Office Office Office	1,650 3,400 1,850 225 1,000 5,700	April 2003 March 2006 May 2003 August 2003 January 2004 September 2004

(1)	Closed in connection with our 2002 and 2001 restructuring plans.

		Square
Properties	General Usage	Feet	Lease Expiration

INTERNATIONAL LOCATIONS
Amsterdam, The Netherlands	Customer support center/Headquarters	70,500	July 2004
London, Ontario, Canada	Customer support center/Headquarters	45,000	Company owned

Budapest, Hungary	Customer support center	15,700	June 2005
Edinburgh, Scotland	Customer support center/Office	55,000	September 2019
LaAurora, Heredia, Costa Rica	Customer support center/Office	61,000	December 2006
		10,764	February 2004
LaAurora, Heredia, Costa Rica	Customer support center	99,600	September 2023
Toronto, Ontario, Canada	Customer support center	14,600	December 2006
North Bay, Ontario, Canada	Customer support center(2)	5,371	March 2004
Sudbury, Ontario, Canada	Customer support center(2)	2,048	December 2007
Moncton, New Brunswick, Canada	Customer support center	8,200	December 2006
Turku, Finland	Customer support center	12,500	February 2005
Les Ulis, France	Customer support center	36,200	February 2004
Bochum, Germany	Customer support center	37,780	July 2004
Hannover, Germany	Customer support center	12,500	November 2003
Pasewalk, Germany	Customer support center	41,900	March 2007
Wilhelmshaven, Germany	Customer support centers (two)	36,800	March 2009
Bangalore, India	Customer support center	24,700	April 2003
		94,727	May 2006
		24,072	January 2004
Makati City, The Philippines	Customer support center	90,300	December 2005
		51,500	February 2023
Mandaluyong, The Philippines	Customer support center	50,500	March 2005
Mandaue City, The Philippines	Customer support center	13,500	February 2023
Johannesburg, South Africa	Customer support center	12,500	February 2006
Ed, Sweden	Customer support center	44,000	October 2009
Sveg, Sweden	Customer support center	35,100	July 2008
Istanbul, Turkey	Customer support center	20,700	June 2003
Shanghai, The Peoples Republic of China	Customer support center	24,763	October 2005
Prato, Italy	Customer support center	32,300	June 2012
Shannon, Ireland	Customer support center	66,000	April 2013
Lugo, Spain	Customer support center	27,703	June 2005
Galashiels, Scotland	Distribution center	126,700	Company owned
Upplands Vasby, Sweden	Distribution center and Sales office	23,498	October 2004
Sudbury, Ontario, Canada	Sales office	2,048	December 2007
Vancouver, British Columbia, Canada	Sales office	400	Monthly
London, Ontario, Canada	Sales office	4,000	October 2006

(2)	Considered part of the Toronto, Ontario, Canada customer support center.

Item 3.	Legal Proceedings

A. Class Action and Derivative Action Litigation

     During 2002, a consolidated class action lawsuit against Sykes was pending in the United States District Court for the Middle District of Florida, Tampa Division, captioned: In re Sykes Enterprises, Inc. Securities Litigation (hereinafter the “Class Action Litigation”). The plaintiffs purported to assert claims on behalf of a class of purchasers of Sykes’ common stock during the period from July 27, 1998 through September 18, 2000. The consolidated action claimed violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Among other things, the consolidated action alleged that during 2000, 1999 and 1998, Sykes and certain of its officers made materially false statements concerning Sykes’ financial condition and its future prospects. The consolidated complaint also claimed that certain of Sykes’ quarterly financial statements during 1999 and 1998 were not prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated action sought compensatory and other damages, and costs and expenses associated with the litigation. Although we denied the plaintiff’s allegations and defended the action vigorously, due to the extremely high costs and risks of litigation, as well as the drain on our time and attention, we agreed to a settlement of the Class Action Litigation with the plaintiffs. The settlement resulted in a cash payment of $30.0 million. Insurance amounts, after payment of litigation expenses, covered $16.6 million of the settlement and we paid the remaining amount of $13.4 million. We recorded a $13.8 million charge for the uninsured portion of the Class Action Litigation settlement and associated legal costs during the third quarter of 2002. The settlement was approved by the court and the Class Action Litigation was dismissed on March 7, 2003.

     During 2002, two shareholder derivative lawsuits were pending in the Hillsborough County, Florida, Circuit Court against certain current and former members of Sykes’ Board of Directors and officers. These suits were captioned Clarence S. Gurerra v. Sykes Enterprises, Incorporated, et. al., and James Bunde v. Sykes Enterprises, Incorporated, et. al. While Sykes was a nominal defendant in these suits, both were purportedly instituted by shareholders of Sykes on Sykes’ behalf, and no damages or other relief were sought from Sykes. Both suits alleged breach of fiduciary duties and mismanagement by the defendant directors and officers arising out of the facts and circumstances alleged in the Class Action Litigation. The Bunde lawsuit also named Ernst & Young LLP, our former accountants, as a defendant and alleges breach of contract and negligence by Ernst & Young LLP arising out of the facts and circumstances alleged in the Class Action Litigation. The suits sought, on behalf of Sykes, disgorgement of profits allegedly made by certain officers and directors through the sale of Sykes’ stock while in possession of inside information and other unspecified damages and relief. The Board of Directors established a Special Committee to investigate the allegations made in the derivative suits. During the investigation, a motion was pending in the Gurerra case to continue a stay of the proceedings pending the completion of the investigation of the claims made in the complaints by the Special Committee. The Special Committee completed its investigation related to the Gurerra case in October 2002, and determined that the Gurerra case should be dismissed. As a result of that finding, we filed a motion with the court seeking to have the Gurerra case terminated, which motion is pending. There can be no assurance this motion will be granted. The plaintiffs voluntarily dismissed the Bunde case in February 2003.

B. Other Litigation

     Sykes from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, we believe we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the year covered by this report.

Part II

Item 5.	Market for the Registrant’s Common Equity and Related Shareholder Matters

     Sykes’ common stock is quoted on the NASDAQ National Market under the symbol SYKE. The following table sets forth, for the periods indicated, certain information as to the high and low sale prices per share of Sykes’ common stock as quoted on the NASDAQ National Market.

	High	Low

Year ended December 31, 2002:
First Quarter	$11.20	$6.54
Second Quarter	11.00	7.23
Third Quarter	8.00	4.14
Fourth Quarter	4.93	2.75
Year ended December 31, 2001:
First Quarter	$5.94	$4.31
Second Quarter	11.10	4.75
Third Quarter	13.47	5.24
Fourth Quarter	12.00	5.58

     Holders of Sykes’ common stock are entitled to receive dividends out of the funds legally available when and if declared by the Board of Directors. Sykes has not declared or paid any cash dividends on its common stock in the past and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company’s credit facilities contain substantial restrictions on the payment of cash dividends.

     Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to Sykes’ Proxy Statement for the 2003 Annual Meeting of Shareholders.

     As of March 7, 2003, there were approximately 930 holders of record of the common stock. The Company believes that there were approximately 8,700 beneficial owners of its common stock.

Item 6.	Selected Financial Data

Selected Financial Data

     The following selected financial data has been derived from Sykes’ consolidated financial statements. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Sykes’ Consolidated Financial Statements and related notes.

		Years Ended December 31,

(In thousands, except per share data)	2002	2001	2000	1999	1998

INCOME STATEMENT DATA:
Revenues	$452,737	$496,722	$603,606	$572,742	$460,102
Income (loss) from operations(2,5,7,8)	(12,240)	135	(12,308)	37,037	31,414
Net income (loss)(2,3,4,5,6,7,8,9)	(18,631)	409	46,787	20,534	1,656
Net income (loss) per basic share(2,3,4,5,6,7,8,9)	(0.46)	0.01	1.13	0.49	0.04
Net income (loss) per diluted share(2,3,4,5,6,7,8,9)	(0.46)	0.01	1.13	0.48	0.04
PRO FORMA INFORMATION ASSUMING ACCOUNTING CHANGE IS APPLIED RETROACTIVELY(1):
Revenues	$452,737	$496,722	$603,606	$571,243	$460,102
Income (loss) from operations(2,5,7,8)	(12,240)	135	(12,308)	35,538	31,414
Net income (loss)(2,3,4,5,6,7,8,9)	(18,631)	409	47,706	19,615	1,656
Net income (loss) per basic share(2,3,4,5,6,7,8,9)	(0.46)	0.01	1.15	0.47	0.04
Net income (loss) per diluted share(2,3,4,5,6,7,8,9)	(0.46)	0.01	1.15	0.46	0.04
BALANCE SHEET DATA:
Working capital	$101,115	$96,547	$92,964	$93,075	$84,632
Total assets	295,544	309,780	357,954	420,732	362,270
Long-term debt, less current installments	—	—	8,759	80,053	75,448
Shareholders’ equity	182,345	191,212	195,892	193,233	158,316

(1)	Effective January 1, 2000, we changed our policy regarding the recognition of revenue based on criteria established by Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).

(2)	The amounts for 2002 include $20.8 million of restructuring and other charges and $1.5 million of charges associated with the impairment of long-lived assets.

(3)	The amounts for 2002 include $13.8 million of charges associated with the litigation settlement and a $1.6 million gain on sale of facilities.

(4)	The amounts for 2001 include $14.6 million of restructuring and other charges and $1.5 million of charges associated with the impairment of long-lived assets.

(5)	The amounts for 2000 include $7.8 million of compensation expense related to payments made to certain SHPS, Incorporated (“SHPS”) option holders as part of the sale of a 93.5% ownership interest in SHPS that occurred on June 30, 2000 and $30.5 million of restructuring and other charges.

(6)	The amounts for 2000 include an $84.0 million gain from the sale of a 93.5% ownership interest in SHPS that occurred on June 30, 2000 and a gain of $0.7 million related to the sale of a small Canadian operation that sold roadside assistance memberships for which Sykes provides customer support and $38.3 million of special charges as identified in note (5) above.

(7)	The amounts for 1999 include $6.0 million of charges associated with the impairment of long-lived assets.

(8)	The amounts for 1998 include $0.5 million of expense associated with accrued severance costs, $1.4 million of merger and related charges associated with acquisitions and $14.5 million of acquisition related in-process research and development costs.

(9)	The amounts for 1998 include $3.9 million of acquisition related in-process research and development costs incurred by a joint venture entity, $7.3 million of charges associated with the write-down of marketable securities and $16.4 million of special charges as identified in note (8) above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following should be read in conjunction with the Consolidated Financial Statements and the notes thereto that appear elsewhere in this document. The following discussion and analysis compares the year ended December 31, 2002 (“2002”) to the year ended December 31, 2001 (“2001”), and 2001 to the year ended December 31, 2000 (“2000”).

     The following discussion and analysis and other sections of this document contain forward-looking statements that involve risks and uncertainties. Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. Future events and actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis and in this Form 10-K for the year ended December 31, 2002 in Item 1 in the section entitled “Factors Influencing Future Results and Accuracy of Forward-Looking Statements.”

Overview

     We derive our revenue from providing primarily inbound outsourced customer management solutions and services.

     We provide customer support outsourcing with an emphasis on inbound technical support and customer service, delivered through multiple communication channels encompassing phone, e-mail, web and chat. Revenue from technical support and customer service, provided through our support centers, is recognized as services are rendered. These services are billed on an amount per e-mail, a fee per call, a rate per minute or on a time and material basis. Revenue from fulfillment services is generally billed on a per unit basis.

     We also provide a range of enterprise support services for companies’ internal support operations including technical staffing services and outsourced corporate help desk solutions. Revenues usually are billed on a time and material basis, generally by the hour, and revenues generally are recognized as the services are provided. Revenues from fixed price contracts, generally with terms of less than one year, are recognized using the percentage-of-completion method. A significant majority of our revenue is derived from non-fixed price contracts. We have not experienced material losses due to fixed price contracts and do not anticipate a significant increase in revenue derived from such contracts in the future.

     Direct salaries and related costs include direct personnel compensation, statutory and other benefits associated with such personnel and other direct costs associated with providing services to customers. General and administrative expenses include administrative, sales and marketing, occupancy, depreciation and amortization, and other costs.

     Restructuring and other charges consist of the following: 2002 charges of $20.8 million related to the closure and consolidation of two U.S. and three European customer support centers, capacity reductions within the European fulfillment operations, the write-off of certain assets, lease termination and severance and related costs; 2001 charges of $14.6 million related to the closure and consolidation of two U.S. customer support centers, two U.S. technical staffing offices and one European fulfillment center, the elimination of redundant property, leasehold improvements and equipment and lease termination and severance and related costs; and 2000 charges of $30.5 million related to the closure of the U.S. fulfillment operations and the Tampa, Florida technical support center, the elimination of the worldwide translation and localization businesses, the closure or consolidation of six of our technical staffing offices, the elimination of redundant property, leasehold improvements and equipment and lease termination and severance and related costs.

     Impairment of long-lived assets charges of $1.5 million in each of 2002 and 2001 consist of the following: 2002 charges related to the write-off of certain intangible assets associated with a customer support agreement for which the level of call volumes fell below anticipated levels and the 2001 charges related to the write-off of certain non-performing assets, including software and equipment no longer used by Sykes.

     Other income (expense) consists primarily of interest expense, net of interest income, foreign currency transaction gains and losses, the $84.0 million gain on sale of 93.5% of our equity interest in SHPS in June 2000, the $1.6 million net gain on sale of facilities in September 2002 and a $13.8 million charge for the uninsured portion of the litigation settlement and associated legal costs in September 2002. Foreign currency transaction gains and losses generally result from exchange rate fluctuations on intercompany transactions.

     Recognition of income associated with grants from local or state governments of land and the acquisition of property, buildings and equipment is deferred and recognized as a reduction of depreciation expense included within general and administrative costs over the corresponding useful lives of the related assets. Amounts received in excess of the cost of the building are allocated to equipment and, only after the grants are released from escrow, recognized as a reduction of depreciation expense over the weighted average useful life of the related equipment, which approximates five years. Deferred property and equipment grants, net of amortization, totaled $35.1 million and $39.5 million at December 31, 2002 and 2001, respectively.

     The Company’s effective tax rate for the periods presented reflects the effects of foreign taxes, net of foreign income not taxed in the United States, non-deductible expenses for income tax purposes and a tax basis difference on the sale of an equity interest in SHPS during 2000.

Results of Operations

     The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in our statements of operations:

	Years Ended December 31,

	2002	2001	2000

PERCENTAGES OF REVENUES:
Revenues	100.0%	100.0%	100.0%
Direct salaries and related costs	63.4	63.4	63.3
General and administrative	34.4	33.3	32.4
Compensation expense associated with exercise of options	—	—	1.3
Restructuring and other charges	4.6	2.9	5.0
Impairment of long-lived assets	0.3	0.3	—

Income (loss) from operations	(2.7)	0.1	(2.0)
Other income (expense)(1)	(2.7)	—	13.4

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	(5.4)	0.1	11.4
Provision (benefit) for income taxes	(1.3)	—	3.5

Income (loss) before cumulative effect of change in accounting principle	(4.1)	0.1	7.9
Cumulative effect of change in accounting principle	—	—	(0.2)

Net income (loss)	(4.1)%	0.1%	7.7%

(1)	Includes gain on sale of a 93.5% ownership interest in SHPS of 13.9% in 2000 and litigation settlement of 3.1% in 2002.

2002 Compared to 2001

Revenues

     During 2002, we recorded consolidated revenues of $452.7 million, a decrease of $44.0 million or 8.9%, from $496.7 million of consolidated revenues for 2001. Exclusive of the remaining results of operations from those businesses we exited in connection with the fourth quarter 2000 restructuring, including U.S. fulfillment and distribution operations, revenues decreased $43.3 million or 8.7% for 2002 from $496.0 million for 2001.

     On a geographic segmentation, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 66.1%, or $299.2 million for 2002 compared to 66.0%, or $327.5 million, exclusive of U.S. fulfillment and distribution operations for 2001. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 33.9%, or $153.5 million for 2002 compared to 34.0%, or $168.5 million for 2001.

     The decrease in Americas’ revenue of $28.3 million, or 8.6%, for 2002 was primarily attributable to the overall reduction in client call volumes resulting from the economic downturn and the phasing out of an original equipment manufacturer (“OEM”) technology client on June 1, 2002. This decrease was partially offset by an increase in our revenues from our operations in offshore markets, including India, the Asia Pacific Rim and Costa Rica operations. These offshore operations represented over 9.4% of consolidated revenues for 2002 compared to 4.9% for 2001, exclusive of U.S. fulfillment and distribution operations. As our offshore business grows and becomes a larger percentage of revenues, the total revenue and revenue growth rate may decline since the average revenue per seat generated offshore is less than it is in the United States and Europe. Although the average offshore revenue per seat is less than it is in the United States and Europe, the lower average revenue is somewhat offset by higher operating margins in the offshore operations.

     The decrease in EMEA’s revenue of $15.0 million, or 8.9%, for 2002 was primarily related to the loss of a dot.com client that filed for bankruptcy in 2001 as well as a decline in client volumes affected by the economic downturn in both customer support and fulfillment services. This decrease was partially offset by the strengthening Euro, which positively impacted revenues for 2002 by approximately $7.8 million compared to the Euro in 2001.

Direct Salaries and Related Costs

     Direct salaries and related costs decreased $28.0 million or 8.9% to $287.1 million for 2002, from $315.1 million in 2001. As a percentage of revenues, direct salaries and related costs remained unchanged at 63.4% in each of 2002 and 2001. Exclusive of U.S. fulfillment operations, direct salaries and related costs, as a percentage of revenues, decreased to 63.4% in 2002 from 63.5% for 2001.

General and Administrative

     General and administrative expenses decreased $9.8 million or 6.0% to $155.6 million for 2002, from $165.4 million in 2001. As a percentage of revenues, general and administrative expenses increased to 34.4% in 2002 from 33.3% for 2001. The decrease in the dollar amount of general and administrative expenses was attributable to a $4.9 million decrease in salaries and benefits related to reductions in certain administrative and operating personnel, a $0.6 million decrease in net depreciation expense related principally to the Company’s elimination of certain under-performing operations and goodwill amortization, a $2.8 million decrease in telephone costs, a $0.4 million decrease in general and administrative expenses associated with U.S. fulfillment operations eliminated in 2001, a $0.6 million decrease in bad debt expense, a $1.3 million decrease in consulting costs, a $0.7 million decrease in legal and professional fees and a $4.6 million decrease in other general and administrative expenses. These decreases were partially offset by a $6.1 million increase in rent, equipment rental and utilities costs, principally related to offshore expansion and new sites in India, Italy, Finland and Spain. Although the strengthening Euro positively impacted revenues, it negatively impacted the general and administrative expenses for 2002 by approximately $4.6 million compared to the Euro in 2001.

Restructuring and Other Charges

     We recorded restructuring and other charges of $20.8 million and $14.6 million during 2002 and 2001, respectively. The 2002 charges included the write-off of certain assets, lease terminations and severance costs, related to the closure and consolidation of two U.S. and three European customer support centers, capacity reductions within the European fulfillment operations and the elimination of specialized e-commerce assets primarily in response to the October 2002 notification of the contractual expiration of two technology client programs in March 2003 with approximate annual revenues of $25.0 million. The restructuring plan was designed to reduce costs and bring the Company’s infrastructure in-line with the current business environment. In connection with the 2002 restructuring, we recorded additional depreciation expense of $1.2 million in 2002 related to a specialized technology platform which will no longer be utilized upon the expiration of the previously mentioned client contracts in March 2003. We also reduced the number of employees by 470 during 2002 and plan to reduce the number of employees by an additional 330 by the end of April 2003. We estimate the 2002 restructuring may achieve up to approximately $6.0 million in annualized savings related to the closed operations.

     The 2001 charges included the closure and consolidation of two U.S. customer support centers, two U.S. technical staffing offices and one European fulfillment center; the elimination of redundant property, leasehold improvements and equipment; lease termination costs associated with vacated properties and equipment; and severance and related costs. In connection with the 2001 restructuring, we reduced the number of employees by 230 during 2002.

Impairment of Long-Lived Assets

     We recorded an impairment of long-lived assets of $1.5 million during each of 2002 and 2001. The 2002 impairment charge related to the write-off of certain intangible assets associated with a customer support agreement for which the level of call volumes fell below anticipated levels. The 2001 impairment charge related to the write-off of certain non-performing assets, including software and equipment no longer used by Sykes.

Other Income and Expense

     Other expense was $12.2 million for 2002, compared to other income of $0.1 million during 2001. The increase of $12.3 million in other expense was primarily attributable to a $13.8 million charge for the uninsured portion of the class action litigation settlement offset by a $1.6 million net gain on the sale of facilities.

Benefit for Income Taxes

     The benefit for income taxes increased $5.6 million to $5.8 million for 2002 from $0.2 million for 2001. This increase was primarily attributable to the increase in the loss for 2002 and a decrease in the effective tax rate as the result of shifts in our mix of earnings within tax jurisdictions and the tax benefits associated with the implementation of findings from a strategic tax review initiated during 2001. The benefit for income taxes differs from the expected benefit for income taxes, when applying the statutory federal income tax rate, primarily due to the beneficial effects of the disposition of a foreign subsidiary in 2001, the effects of foreign, state and local income taxes, foreign income not subject to federal and state income taxes, valuations on net operating loss carryforwards and foreign asset basis step up, non-deductible intangibles and other permanent differences.

Net Income (Loss)

     As a result of the foregoing, we experienced a loss from operations for 2002 of $12.3 million compared to income from operations of $0.1 million for 2001, a change of $12.4 million. This change was principally attributable to a $44.0 million decrease in revenues, a $6.2 million increase in restructuring and other charges offset by a $28.0 million decrease in direct salaries and related costs and a $9.8 million decrease in general and administrative costs, as previously discussed. The $12.3 million loss from operations and the $13.8 million litigation settlement which was partially offset by the $1.6 million net gain on sale of facilities and a $5.8 million benefit for income taxes resulted in a net loss of $18.6 million for 2002 compared to net income of $0.4 million 2001.

2001 Compared to 2000

Revenues

     During 2001, we recorded consolidated revenues of $496.7 million, a decrease of $106.9 million or 17.7%, from $603.6 million of consolidated revenues for the comparable period during 2000. Exclusive of SHPS, in which 93.5% of Sykes’ ownership interest was sold on June 30, 2000, and exclusive of U.S. fulfillment and the worldwide localization operations, from which we exited in connection with the fourth quarter 2000 restructuring, revenues decreased $39.3 million or 7.3% for 2001 to $496.0 million, from $535.3 million for the comparable period during 2000. On a geographic segmentation, this decrease in revenue was the result of a $12.1 million or 3.6% decrease in the Americas’ revenues, exclusive of SHPS and U.S. fulfillment operations, and a decrease of $27.2 million or 13.9% from EMEA’s revenues, exclusive of the worldwide localization operations.

     The decrease in the Americas’ revenues for 2001 was primarily attributable to continued delays in new sales due to cautious spending decisions and reductions in clients and client volumes as a result of the economic slowdown and our decision to unwind certain relationships with high-risk dot.com companies. Our revenues were also affected by competitive pricing pressures and a decline in the demand for consultative professional services, including technical staffing, from clients who have been affected by the economic slowdown and have reacted by delaying technical projects and a $3.5 million one-time licensing fee recorded during the comparable period in 2000.

     The decrease in EMEA’s revenues for 2001 was primarily due to continued declines in European fulfillment revenues due to lower overall demand and cutbacks from clients that are challenged by the current economic and market environment.

Direct Salaries and Related Costs

     Direct salaries and related costs decreased $67.1 million or 17.6% to $315.1 million for 2001, from $382.2 million in 2000. As a percentage of revenues (excluding the $3.5 million one-time licensing fee in 2000), direct salaries and related costs decreased slightly to 63.4% in 2001 from 63.7% for the comparable period in 2000. The decrease in direct salaries and related costs was primarily attributable to a $49.5 million decrease in direct salaries and related costs associated with SHPS, U.S. fulfillment and the worldwide localization operations and an $8.5 million decrease in direct material costs associated primarily with the European fulfillment services. As a percentage of revenues (excluding the $3.5 million one-time licensing fee in 2000), direct salaries and related costs, exclusive of SHPS, U.S. fulfillment and the worldwide localization operations, increased to 63.5% in 2001 from 62.5% for the comparable period in 2000.

General and Administrative

     General and administrative expenses decreased $30.0 million or 15.4% to $165.4 million for 2001, from $195.4 million in 2000. As a percentage of revenues (excluding the $3.5 million one-time licensing fee in 2000), general and administrative expenses increased to 33.3% in 2001 from 32.6% for the comparable period in 2000. The decrease in the dollar amount of general and administrative expenses was primarily attributable to a $28.2 million decrease in general and administrative expenses associated with SHPS, U.S. fulfillment and the worldwide localization operations, a $2.6 million decrease in telephone expense and a $4.7 million decrease in bad debt expense offset by a $3.9 million increase in depreciation and amortization associated with facility and capital equipment expenditures incurred in connection with both technology infrastructure and the expansion of our technical and customer support centers. As a percentage of revenues (excluding the $3.5 million one-time licensing fee in 2000), general and administrative expenses, exclusive of SHPS, U.S. fulfillment and the worldwide localization operations, increased to 33.3% in 2001 from 32.8% for the comparable period in 2000.

Compensation Expense

     Compensation expense associated with the exercise of options was $7.8 million for 2000 (none in 2001). The charge in 2000 related to payments made to certain SHPS’ option holders as part of the sale of a 93.5% ownership interest in SHPS that occurred on June 30, 2000.

Restructuring and Other Charges

     We recorded restructuring and other charges of $14.6 million and $30.5 million during 2001 and 2000, respectively. The 2001 charges included the closure and consolidation of two U.S. customer support centers, two U.S. technical staffing offices and one European fulfillment center; the elimination of redundant property, leasehold improvements and equipment; lease termination costs associated with vacated properties and equipment; and severance and related costs. The 2000 charges included the closure of our U.S. fulfillment operations and the Tampa, Florida technical support center and the elimination of the worldwide translation and localization business; the closure or consolidation of six of our technical staffing offices; elimination of redundant property, leasehold improvements and equipment; lease termination costs associated with vacated properties and equipment; and severance and related costs.

Impairment of Long-Lived Assets

     We recorded an impairment charge of $1.5 million during 2001 related to the write-off of certain non- performing assets, including software and equipment no longer used by Sykes.

Other Income and Expense

     Other income was $0.1 million during 2001 compared to other expense of $2.8 million during 2000, exclusive of the gain on the sale of SHPS of $84.0 million. This decrease was attributable to a decrease of $3.4 million in interest expense associated with a decrease in our average outstanding debt position. Our average outstanding debt balance for 2001 was $1.4 million compared to $54.4 million for 2000. The decrease in the average debt balance is principally due to the repayment of debt from net cash flows provided by operating activities and the proceeds generated from the sale of SHPS.

     On June 30, 2000, we sold 93.5% of our ownership interest in SHPS for $165.5 million cash. The sale of SHPS resulted in a gain for financial accounting purposes of $84.0 million ($59.9 million net of taxes) in 2000.

Income Taxes

     The benefit for income taxes was $0.2 million for 2001, compared to a provision for income taxes of $21.2 million for 2000. The decrease of $21.4 million in the provision (benefit) for income taxes was primarily attributable to the decrease in income for 2001 (as the comparable period in 2000 included the gain on sale of SHPS), shifts in our mix of earnings within tax jurisdictions and the tax benefit associated with the disposition of a foreign subsidiary initiated during the third quarter of 2001. The provision (benefit) for income taxes differs from the expected provision (benefit) for income taxes, when applying the statutory federal income tax rate, primarily due to the beneficial effects of the disposition of a foreign subsidiary, the effects of foreign, state and local income taxes, foreign income not subject to federal and state income taxes, valuations on net operating loss carryforwards and foreign asset basis step up, non-deductible intangibles and other permanent differences.

Net Income

     As a result of the foregoing, we recognized income from operations for 2001 of $0.1 million compared to a loss from operations of $12.3 million for 2000, a change of $12.4 million. This change was principally attributable to a $106.9 million decrease in revenues and a $1.5 million increase in impairment of long-lived assets offset by a $67.1 million decrease in direct salaries and related costs, a $30.0 million decrease in general and administrative costs, a $7.8 million decrease in compensation expense associated with exercise of options and a $15.9 million decrease in restructuring and other changes as previously discussed. Income from operations of $0.1 million, other income of $0.1 million and a $0.2 million benefit from income taxes resulted in net income of $0.4 million for 2001 compared to net income of $46.8 million in 2000.

Quarterly Results

     The following information presents our unaudited quarterly operating results for 2002 and 2001. The data has been prepared on a basis consistent with the Consolidated Financial Statements included elsewhere in this Form 10-K, and include all adjustments, consisting of normal recurring accruals that we consider necessary for a fair presentation thereof.

(In thousands, except per share data)	12/31/02	9/30/02	6/30/02	3/31/02	12/31/01	9/30/01	6/30/01	3/31/01

Revenues	$113,507	$109,658	$112,829	$116,743	$120,307	$112,742	$123,252	$140,421
Direct salaries and related costs	74,353	69,910	70,156	72,722	76,670	71,323	78,413	88,712
General and administrative	40,554	37,585	38,033	39,375	41,431	40,518	40,193	43,247
Restructuring and other charges(1)	20,814	—	—	—	14,600	—	—	—
Impairment of long-lived assets(2)	1,475	—	—	—	1,480	—	—	—

Income (loss) from operations	(23,689)	2,163	4,640	4,646	(13,874)	901	4,646	8,462
Other income (expense)(3)	344	(12,269)	(369)	88	114	139	158	(360)

Income (loss) before provision (benefit) for income taxes	(23,345)	(10,106)	4,271	4,734	(13,760)	1,040	4,804	8,102
Provision (benefit) for income taxes	(5,441)	(3,436)	1,547	1,515	(4,412)	(667)	1,777	3,079

Net income (loss)	$(17,904)	$(6,670)	$2,724	$3,219	$(9,348)	$1,707	$3,027	$5,023

Net income (loss) per basic share(4)	$(0.44)	$(0.17)	$0.07	$0.08	$(0.23)	$0.04	$0.08	$0.13

Total weighted average basic shares	40,396	40,411	40,432	40,346	40,242	40,175	40,164	40,137

Net income (loss) per diluted share(4)	$(0.44)	$(0.17)	$0.07	$0.08	$(0.23)	$0.04	$0.07	$0.12

Total weighted average diluted shares	40,396	40,411	40,772	40,633	40,242	40,520	40,463	40,251

(1)	The quarter ended December 31, 2002 includes restructuring and other charges of $20.8 million related to the closure and consolidation of two U.S. and three European customer support centers, capacity reductions within the European fulfillment operations, the write-off of certain assets, lease termination and severance and related costs.

The quarter ended December 31, 2001 includes restructuring and other charges of $14.6 million related to the closure and consolidation of two U.S. customer support centers, two U.S. technical staffing offices, one European fulfillment center, the elimination of redundant property, leasehold improvements and equipment, lease termination and severance and related costs.

(2)	The quarter ended December 31, 2002 includes impairment of long-lived assets of $1.5 million for certain intangible assets associated with a customer support agreement for which the level of call volumes fell below anticipated levels.

The quarter ended December 31, 2001 includes impairment of long-lived assets of $1.5 million in connection with the 2001 restructuring plan related to the write-off of certain non-performing assets, including software and equipment no longer used by Sykes.

(3)	The quarter ended September 30, 2002 includes the $13.8 million charge for the uninsured portion of the Class Action Litigation settlement offset by a $1.6 million net gain on sale of facilities.

(4)	Net income (loss) per basic and diluted share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

Liquidity and Capital Resources

     Our primary sources of liquidity are cash flows generated by operating activities and from available borrowings under our credit facilities. We have utilized our capital resources to make capital expenditures associated primarily with our technical and customer support services, invest in technology applications and tools to further develop our service offerings and for working capital and other general corporate purposes. In future periods, we intend similar uses of these funds.

     During the fourth quarter of 2002, we paid $13.4 million for the $13.8 million uninsured portion of the Class Action Litigation settlement and will pay approximately $10.0 million to $12.0 million (which has been accrued for in 2002) through the first half of 2003 in connection with the 2002 restructuring plan to close and consolidate several customer support centers in the United States and Europe. We may also use capital resources to fund possible acquisitions and repurchase common stock in the open market. On August 5, 2002, we announced that our Board of Directors authorized the repurchase of up to three million shares of our outstanding common stock. The shares of common stock will be purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases will be based on factors such as, including but not limited to, the stock price and general market conditions. The amendment to our revolving credit facility, which was effective as of September 30, 2002 (see Note 10 “Long-Term Debt”), limits the dollar amount of stock that we may repurchase to no more than $5.0 Million and the amount of cash we may spend in making acquisitions. At December 31, 2002, we have repurchased 99,000 common shares under the 2002 repurchase program at prices ranging from $3.15 To $6.75 per share for a total cost of $0.6 million.

     In 2002, we generated $43.3 million in cash from operating activities, $2.2 million in funds from the sale of facilities, property and equipment and $1.0 million in funds from issuance of stock to provide a $29.5 million increase in available cash (net of the effects of international currency exchange rates on cash of $5.6 million), used $20.2 million in funds for investments in capital expenditures and $1.9 million for acquisition of intangible assets and purchased $0.6 million of stock in the open market.

     Net cash flows provided by operating activities for 2002 were $43.3 million compared to $60.7 million for 2001. The $17.4 million decrease in net cash flows provided by operating activities was due to a decrease in net income of $19.0 million and a net decrease in assets and liabilities of $3.3 million offset by a net increase in non-cash expenses of $4.9 million. The net decrease in assets and liabilities of $3.3 million was due to a $24.6 million decrease in receivables (primarily due to a decrease in revenues and concentrated efforts to reduce trade days sales outstanding), a decrease of $2.2 million in other assets offset by an increase in income taxes receivable of $14.1 million (primarily due to increases in refunds due on carry back of net operating losses), an increase in deferred revenue of $2.8 million and an increase in accounts payable and other accrued accounts of $6.6 million.

     Capital expenditures, which are generally funded by cash generated from operating activities and borrowings available under our credit facilities, were $20.2 million for 2002 compared to $39.1 million for 2001, a decline of $18.9 million. In 2002, approximately 81.5% of the capital expenditures were the result of investing in new and existing customer support centers, primarily offshore, and 18.5% was expended primarily for systems infrastructure. In 2003, we anticipate capital expenditures in the range of $20.0 million to $25.0 million.

     The primary sources of cash flows from financing activities are from borrowings under our credit facility. We amended our revolving credit facility with a group of lenders (the “Amended Credit Facility”), effective as of September 30, 2002, as a result of a $13.8 million charge for the uninsured portion of the class action litigation settlement in the third quarter of 2002 (see Note 15 “Commitments and Contingencies”). According to the terms of the Amended Credit Facility, the amount of the revolving credit facility was reduced, at our request, from $60.0 million to a maximum of $40.0 million, subject to certain borrowing limitations. The $40.0 million revolving credit facility includes a $10.0 million swingline subfacility, a $15.0 million letter of credit subfacility and a $25.0 million multi-currency subfacility.

     Borrowings under the Amended Credit Facility are restricted to 85% of eligible accounts receivable. Terms of the amendment increased the interest rate 25-basis points to 50-basis points depending on debt levels, reduced the maximum judgment limitation to $2.5 million (previously $5.0 million) and other unsecured indebtedness to $2.0 million (previously $10.0 million), required cash and cash equivalents of $40.0 million and minimum eligible accounts receivable of $23.8 million and further limited certain investments and capital expenditures.

     The Amended Credit Facility, which includes certain financial covenants, may be used to provide for working capital and general corporate purposes and to fund future acquisitions. The Amended Credit Facility accrues interest, at our option, at (a) the lender’s base rate plus an applicable margin up to 1.5%, (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.5%, or (c) the Interbank Offered Rate (“IBOR”) plus an applicable margin up to 2.5%, that varies with our debt levels and certain financial ratios. In addition, a commitment fee of up to 0.75% is charged on the unused portion of the Amended Credit Facility on a quarterly basis. The borrowings under the Amended Credit Facility, which terminates May 31, 2005, are guaranteed by a pledge of all of the common stock of each of our material domestic subsidiaries and 65% of the stock of each of our material direct foreign subsidiaries. The Amended Credit Facility prohibits, without the consent of the lenders, Sykes from incurring additional indebtedness, limits certain investment advances or loans and restricts substantial asset sales, capital expenditures, stock repurchases and dividends. There were no outstanding balances on the Amended Credit Facility as of December 31, 2002. At December 31, 2002, we were in compliance with all loan requirements of the Amended Credit Facility. At December 31, 2002, we had $79.5 million in cash and approximately $23.8 million of availability under the Amended Credit Facility. Approximately $64.4 million of our cash balances at December 31, 2002 were held in international operations and may be subject to additional taxes if repatriated to the United States.

     We believe that our current cash levels, accessible funds under our credit facilities and cash flows from future operations will be adequate to meet anticipated working capital needs, future debt repayment requirements (if any), continued expansion objectives and anticipated levels of capital expenditures for the foreseeable future.

     The following summarizes our contractual cash obligations at December 31, 2002, and the effect these obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due By Period

(In thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

CONTRACTUAL CASH OBLIGATIONS:
Capital lease obligations	$52	$52	$—	$—	$—
Operating leases	77,235	11,671	16,600	9,451	39,513
Unconditional purchase obligations	1,822	911	911	—	—

Total contractual cash obligations	$79,109	$12,634	$17,511	$9,451	$39,513

     At December 31, 2002 and 2001, we did not have any other material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires estimations and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

     We believe the following accounting policies are the most critical since these policies require significant judgment or involve complex estimations that are important to the portrayal of our financial condition and operating results:

•	We recognize revenue associated with the grants of land and the grants for the acquisition of property, buildings and equipment for customer support centers over the corresponding useful lives of the related assets. Should the useful lives of these assets change for reasons such as the sale or disposal of the property, the amount of revenue recognized would be adjusted accordingly. Deferred grants totaled $35.1 million as of December 31, 2002.

•	We maintain allowances for doubtful accounts of $5.1 million as of December 31, 2002, or 6.4% of receivables, for estimated losses arising from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required which would reduce income.

•	We maintain valuation allowances of $19.9 million as of December 31, 2002, or 52.7% of deferred tax assets, for the amount of deferred tax assets that is more likely than not to be recognized. While we consider taxable income in assessing the need for a valuation allowance, in the event we determine we would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment would be made and income increased in the period of such determination. Likewise, in the event we determine we would not be able to realize all or part of the deferred tax assets in the future, an adjustment would be made and charged against income in the period of such determination.

•	We hold a minority interest in SHPS, Incorporated as a result of the sale of a 93.5% ownership interest in June 2000, that we account for at cost which was $2.1 million as of December 31, 2002. We would record an impairment charge or loss if we believe the investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment; and therefore, might require an impairment charge in the future.

•	We review long-lived assets, which had a carrying value of $114.5 million as of December 31, 2002, including goodwill and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Upon our determination that the carrying value of the asset is impaired, we would record an impairment charge or loss. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment; and therefore, might require an impairment charge in the future.

•	Self-insurance related liabilities of $2.2 million as of December 31, 2002 include estimates for, among other things, projected settlements for known and anticipated claims for worker’s compensation and employee health insurance. Key variables in determining such estimates include past claims history, number of covered employees and projected future claims. We periodically evaluate and, if necessary, adjust the estimates based on information currently available. Revisions to these estimates, which could result in adjustments to the liability and additional charges, would be recorded in the period when these adjustments or charges are known.

Related Party Transactions

     During 2000, we terminated a ten-year operating lease agreement with our Chairman (and majority shareholder) for the corporate aircraft and paid a lease termination fee of $3.5 million. This lease termination payment is included in restructuring and other charges in the accompanying Consolidated Statement of Operations for the year ended December 31, 2000. Since the lease termination, we paid the Chairman (and majority shareholder) $0.6 million, $0.8 million and $0.2 million for the use of the corporate aircraft in 2002, 2001 and 2000, respectively. The lease expense for the year ended December 31, 2000, exclusive of lease termination payments, was $0.3 million.

     In 2001, the Board of Directors determined that a note receivable of $0.4 million due from our Chairman (and majority shareholder) was a corporate expense to be forgiven and charged against income for the year ended December 31, 2001.

     During 2001, we terminated an arrangement with a company, in which the Chairman (and majority shareholder) has an 80% equity interest. For the years ended December 31, 2001 and 2000, we paid this company $0.5 million and $0.3 million, respectively, for management and site development services.

     A member of our Board of Directors received broker commissions from our 401(k) investment firm of $0.05 million, $0.03 million and $0.03 million for the years ended December 31, 2002, 2001 and 2000, respectively, and insurance commissions for the placement of various corporate insurance programs of $0.08 million for each of the three years ended December 31, 2002, 2001 and 2000, respectively. This arrangement was terminated in 2002.

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and (or) normal use of the asset. We implemented SFAS No. 143 effective January 1, 2003. The impact of this adoption is not anticipated to have a material effect on the our consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). This statement also amends Accounting Research Board No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. We adopted SFAS No. 144 on January 1, 2002. The impact of this adoption did not have a material effect on our consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other provisions, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt are no longer reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 must be reclassified to income from continuing operations in all prior periods presented. We implemented SFAS No. 145 effective January 1, 2003. The impact of this adoption is not anticipated to have a material effect on our consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, facilities closing, or other exit or disposal activity initiated after December 31, 2002. This statement requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002. We implemented SFAS No. 146 effective January 1, 2003. The impact of this adoption is not anticipated to have a material effect on our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. We have not yet determined whether we will change to the fair-value based method of accounting for stock-based employee compensation.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others.” This statement requires Sykes to record, at the inception of a guarantee, the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. Fundings under the guarantee are to be recorded as a reduction of the liability. After funding has ceased, the remaining liability is recognized in the income statement on a straight-line basis over the remaining term of the guarantee.

     We adopted the disclosure provisions of FIN No. 45 in the fourth quarter of 2002 and will apply the initial recognition and initial measurement provisions on a prospective basis for all guarantees issued after December 31, 2002. Adoption of FIN No. 45 will have no impact on our historical consolidated financial statements as existing guarantees are not subject to the measurement provisions of FIN No. 45. The existing guarantees, which are not subject to the measurement provisions of FIN No. 45, relate to guarantees in connection with debt between Sykes Enterprises, Incorporated and certain of its consolidated subsidiaries totaling $8.3 million as of December 31, 2002. The impact on future consolidated financial statements will depend on the nature and extent of any issued guarantees but is not expected to have a material effect on our consolidated financial statements.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Interest Rate Risk

     Our earnings and cash flows are subject to fluctuations due to changes in non-U.S. currency exchange rates. We are exposed to non-U.S. exchange rate fluctuations as the financial results of non-U.S. subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact overall expected profitability. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in accumulated other comprehensive loss in shareholders’ equity. Movements in non-U.S. currency exchange rates may affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. Under our current policy, we do not use non-U.S. exchange derivative instruments to manage exposure to changes in non-U.S. currency exchange rates.

     During 2002, we had no debt outstanding at variable interest rates. We have not historically used derivative instruments to manage exposure to changes in interest rates.

Item 8.	Financial Statements and Supplementary Data

     The financial statements and supplementary data required by this item are located beginning on page 37 and page 24 of this report, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

Part III

Items 10.	through 13.

     All information required by Items 10 through 13, with the exception of information on Executive Officers which appears in the report under the caption “Executive Officers of the Registrant,” is incorporated by reference to Sykes’ Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 14.	Controls and Procedures

     Within 90 days prior to the date of this report, we, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of Sykes’ disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures are alerting them in a timely manner to material information required to be included in our periodic Securities and Exchange Commission reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     Since the date of this evaluation, there have not been any significant changes in internal controls, or in other factors that could significantly affect these controls since the evaluation date.

Part IV

Item 15.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements

     The Index to Consolidated Financial Statements is set forth on page 37 of this report.

(2)	Financial Statement Schedule

     Schedule II—Valuation and Qualifying Accounts is set forth on page 62 of this report.

(3)	Exhibits

Exhibit
No.	Exhibit Description

2.1	Articles of Merger between Sykes Enterprises, Incorporated, a North Carolina Corporation, and Sykes Enterprises, Incorporated, a Florida Corporation, dated March 1, 1996.(1)
2.2	Articles of Merger between Sykes Enterprises, Incorporated and Sykes Realty, Inc.(1)
2.3	Stock Purchase Agreement dated July 1, 1996 among Sykes Enterprises, Incorporated and Johan Holm, Arne Weinz and Norhold Invest AB.(2)
2.4	Stock Purchase Agreement dated August 30, 1996 among Sykes Enterprises, Incorporated and Gordon H. Kraft.(3)
2.5	Merger Agreement dated as of January 10, 1997 among Sykes Enterprises, Incorporated, Info Systems of North Carolina, Inc. and ISNC Acquisition Co.(4)
2.6	Stock Purchase Agreement dated March 28, 1997 among Sykes Enterprises, Incorporated, Sykes Holdings of Belgium, B.V.B.A., Cycle B.V.B.A. and Michael McMahon.(5)
2.7	Joint Integration, Marketing and Distribution Agreement dated April 30, 1997 by and between Sykes Enterprises, Incorporated and SystemSoft Corporation.(8)
2.8	Stock Purchase Agreement dated May 6, 1997 by and between Sykes Enterprises, Incorporated and SystemSoft Corporation.(9)

2.9	Acquisition Agreement, dated May 30, 1997, by and among the holders of all of the capital interests of Telcare Gesellschaft fur Telekommunikations-Mehrwertdienste mbH, Sykes Enterprises GmbH, and Sykes Enterprises, Incorporated.(6)
2.10	Acquisition Agreement, dated September 19, 1997, by and among the holders of all of the capital interests of TAS Telemarketing Gesellschaft fur Kommunikation und Dialog mbH, Sykes Enterprises, GmbH, and Sykes Enterprises, Incorporated.(7)
2.11	Acquisition Agreement, dated September 25, 1997, by and among the holders of all of the capital interests of TAS Hedi Fabinyi GmbH, Sykes Enterprises, GmbH, and Sykes Enterprises, Incorporated.(10)
2.12	Shareholder Agreement dated December 11, 1997, by and among Sykes Enterprises, Incorporated and HealthPlan Services Corporation.(12)
2.13	Acquisition Agreement, dated December 31, 1997, by and among the holders of all of the capital interests of McQueen International Limited and Sykes Enterprises, Incorporated.(11)
2.14	Stock Purchase Agreement, dated September 1, 1998, between HealthPlan Services Corporation and Sykes Enterprises, Incorporated.(16)
2.15	Acquisition Agreement, dated November 23, 1998, by and among the holders of all of the capital interests of TAS GmbH Nord Telemarketing und Vertriebsberatung, Sykes Enterprises, GmbH, and Sykes Enterprises, Incorporated.(18)
2.16	Combination Agreement, dated December 29, 1998, by and among the holders of all of the capital interests of Oracle Service Networks Corporation and Sykes Enterprises, Incorporated.(17)
2.17	Merger Agreement, dated as of June 9, 2000, among Sykes Enterprises, Incorporated, SHPS, Incorporated, Welsh Carson Anderson and Stowe, VIII, LP (“WCAS”) and Slugger Acquisition Corp.(35)
3.1	Articles of Incorporation of Sykes Enterprises, Incorporated, as amended.(19)
3.2	Articles of Amendment to Articles of Incorporation of Sykes Enterprises, Incorporated, as amended.(20)
3.3	Bylaws of Sykes Enterprises, Incorporated, as amended.(21)
4.1	Specimen certificate for the Common Stock of Sykes Enterprises, Incorporated.(1)
10.1	Credit Agreement between NationsBank N.A. and Sykes Enterprises, Incorporated dated as of February 17, 1998.(14)
10.2	Amendment No. 1 to Credit Agreement between NationsBank N.A. and Sykes Enterprises, Incorporated dated as of March 20, 1998.(15)
10.3	Amended and Restated Credit Agreement among Sykes Enterprises, Incorporated and Bank of America, NA, dated May 2, 2000.(21)
10.4	Amendment No. 1 to Amended and Restated Credit Agreement among Sykes Enterprises, Incorporated and Bank of America, N.A., dated June 22, 2001.(38)
10.5	Amendment No. 2 to Amended and Restated Credit Agreement among Sykes Enterprises, Incorporated and Bank of America, N.A., dated December 21, 2001.(42)
10.6	Credit Agreement among Sykes Enterprises, Incorporated and Bank of America, N.A. (formerly NationsBank, N.A.) dated February 27, 1998, as amended October 1998, January 18, 2000, May 2, 2000 and June 22, 2001.(39)
10.7	Amendment No. 5 to Credit Agreement among Sykes Enterprises, Incorporated and Bank of America, N.A., dated December 21, 2001. (42)
10.8	Employment Agreement dated as of March 6, 2000 between James E. Lamar and Sykes Enterprises, Incorporated.(23)*
10.9	Amended and Restated Employment Agreement dated as of February 18, 2002, between Charles E. Sykes and Sykes Enterprises, Incorporated.(42)*
10.10	Stock Option Agreement between Sykes Enterprises, Incorporated and David E. Garner dated as of December 31, 1995.(41)*
10.11	Amended and Restated 1996 Employee Stock Option Plan.(36)*
10.12	Amended and Restated 1996 Non-Employee Director Stock Option Plan.(36)*
10.13	1996 Non-Employee Directors’ Fee Plan.(1)*
10.14	Form of Split Dollar Plan Documents.(1)*
10.15	Form of Split Dollar Agreement.(1)*
10.16	Form of Indemnity Agreement between directors and executive officers and Sykes Enterprises, Incorporated.(1)
10.17	Aircraft Lease Agreement between JHS Leasing of Tampa, Inc. as lessor and Sykes Enterprises, Incorporated as lessee, dated December 1, 1995.(1)
10.18	Single Tenant Property Lease Agreement between Sykes Investments as landlord and Sykes Enterprises, Incorporated as tenant dated October 31, 1989, for building in Charlotte, North Carolina.(1)

10.19	Tax Indemnification Agreement between Sykes Enterprises, Incorporated and John H. Sykes.(1)*
10.20	Consultant Agreement between Sykes Enterprises, Incorporated and E.J. Milani Consulting Corp. dated April 1, 1996.(1)*
10.21	1997 Management Stock Incentive Plan.(13)*
10.22	1999 Employees’ Stock Purchase Plan.(22)*
10.23	2000 Stock Option Plan.(24)*
10.24	Employment Agreement dated as of March 6, 2000 between David L. Grimes and Sykes Enterprises, Incorporated.(25)*
10.25	Termination of aircraft Lease Agreement between JHS Leasing of Tampa, Inc., as lessor and Sykes Enterprises, Incorporated as lessee dated June 30, 2000.(29)
10.26	Employment Agreement dated July 31, 2000 between James E. Lamar and Sykes Enterprises, Incorporated.(30)*
10.27	Employment Separation Agreement dated as of September 20, 2000 between Dale W. Saville and Sykes Enterprises, Incorporated.(31)*
10.28	Employment Separation Agreement dated as of September 22, 2000 between Scott J. Bendert and Sykes Enterprises, Incorporated.(32)*
10.29	Employment Separation Agreement dated November 10, 2000 between David L. Grimes and Sykes Enterprises, Incorporated.(33)*
10.30	Employment Agreement dated July 31, 2000 between Mitchell I.
Nelson and Sykes Enterprises, Incorporated.(34)*
10.31	Amended and Restated Employment Agreement dated as of October 1, 2001, between W. Michael Kipphut and Sykes Enterprises, Incorporated.(42)*
10.32	2001 Equity Incentive Plan.(37)*
10.33	Employment Agreement dated as of March 6, 2000 between Scott J. Bendert and Sykes Enterprises, Incorporated.(26)*
10.34	Employment Agreement dated as of March 6, 2000 between Dale W. Saville and Sykes Enterprises, Incorporated.(27)*
10.35	Employment Separation Agreement dated July 5, 2001 between James E. Lamar and Sykes Enterprises, Incorporated.(40)*
10.36	Amended and Restated Employment Agreement dated as of February 18, 2002, between Jenna R. Nelson and Sykes Enterprises, Incorporated.(42)*
10.37	Amended and Restated Employment Agreement dated as of February 18, 2002, between Gerry L. Rogers and Sykes Enterprises, Incorporated.(42)*
10.38	Amended and Restated Executive Employment Agreement dated as of October 1, 2001 between John H. Sykes and Sykes Enterprises, Incorporated.(42)*
10.39	Employment Agreement dated as of October 1, 2001, between James T. Holder and Sykes Enterprises, Incorporated.(42)*
10.40	Stock Option Agreement dated as of October 1, 2001, between Sykes Enterprises, Incorporated and James T. Holder.(42)*
10.41	Stock Option Agreement dated as of October 1, 2001, between Sykes Enterprises, Incorporated and W. Michael Kipphut.(42)*
10.42	Stock Option Agreement dated as of January 8, 2002, between Sykes Enterprises, Incorporated and John H. Sykes.(42)*
10.43	Amended and Restated Employment Agreement dated as of March 6, 2002, between Sykes Enterprises, Incorporated and Harry A. Jackson, Jr.(42)*
10.44	Employment Agreement dated as of October 1, 2001, between Sykes Enterprises, Incorporated and William N. Rocktoff.(42)*
10.45	Employment Separation Agreement dated as of November 5, 2001, between Mitchell Nelson and Sykes Enterprises, Incorporated.(42)*
10.46	Senior Revolving Credit Facility between SunTrust, Wachovia and BNP Paribas and Sykes Enterprises, Incorporated dated as of April 5, 2002 and Schedule I-1.(43)
10.47	Stock Option Agreement dated as of March 11, 2002 between Sykes Enterprises, Incorporated and Jenna R. Nelson.(43)*
10.48	Stock Option Agreement dated as of March 11, 2002 between Sykes Enterprises, Incorporated and Gerry Rogers.(43)*
10.49	Stock Option Agreement dated as of March 15, 2002 between Sykes Enterprises, Incorporated and Charles E. Sykes.(43)*
10.50	Stock Option Agreement dated as of March 15, 2002 between Sykes Enterprises, Incorporated and Charles E. Sykes.(43)*
10.51	Stock Option Agreement dated as of March 18, 2002 between Sykes Enterprises, Incorporated and William Rocktoff.(43)*
10.52	Stock Option Agreement dated as of March 18, 2002 between Sykes Enterprises, Incorporated and William Rocktoff.(43)*
10.53	Stock Option Agreement dated as of March 6, 2002 between Sykes Enterprises, Incorporated and Harry A. Jackson, Jr.(43)*

10.54	Amendment No. 1 to Revolving Credit Agreement without exhibits between Sun Trust, Wachovia and BNP Paribas and Sykes Enterprises, Incorporated dated as of September 30, 2002.(44)
10.55	Stock Option Agreement dated as of December 23, 2002 between Sykes Enterprises, Incorporated and Harry A. Jackson, Jr.(45)*
21.1	List of subsidiaries of Sykes Enterprises, Incorporated.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of Ernst & Young LLP.
24.1	Power of Attorney relating to subsequent amendments (included on the signature page of this report).
99.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
99.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Indicates management contract or compensatory plan or arrangement

(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-2324) and incorporated herein by reference.

(2)	Filed as Exhibit 2.1 to the Registrant’s Form 8-K dated July 31, 1996, and incorporated herein by reference.

(3)	Filed as Exhibit 2.1 to the Registrant’s Form 8-K dated September 16, 1996, and incorporated herein by reference.

(4)	Included as Appendix A to the Proxy Statement/Prospectus contained in the Registrant’s Registration Statement on Form S-4 (Registration No. 333-20465) filed with the Commission on January 27, 1997, and incorporated herein by reference.

(5)	Filed as Exhibit 2.6 to the Registrant’s Form 10-Q filed with the Commission on May 8, 1997, and incorporated herein by reference.

(6)	Filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 1997, and incorporated herein by reference.

(7)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 1998, and incorporated herein by reference.

(8)	Filed as Exhibit 2.8 to the Registrant’s Form 10-Q filed with the Commission on August 18, 1997, and incorporated herein by reference.

(9)	Filed as Exhibit 2.7 to the Registrant’s Form 10-Q filed with the Commission on August 18, 1997, and incorporated herein by reference.

(10)	Filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 1998, and incorporated herein by reference.

(11)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on dated January 15, 1998, and incorporated herein by reference.

(12)	Filed as Exhibit 2.12 to the Registrant’s Form 10-K filed with the Commission on March 16, 1998, and incorporated herein by reference.

(13)	Filed as Exhibit 10 to the Registrant’s Form 10-Q filed with the Commission on July 28, 1998, and incorporated herein by reference.

(14)	Filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on April 28, 1998, and incorporated herein by reference.

(15)	Filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Commission on April 28, 1998, and incorporated herein by reference.

(16)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 25, 1998, and incorporated herein by reference.

(17)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 29, 1998, and incorporated herein by reference.

(18)	Filed as Exhibit 2.15 to the Registrant’s Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.

(19)	Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed with the Commission on October 23, 1997, and incorporated herein by reference.

(20)	Filed as Exhibit 3.2 to the Registrant’s Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.

(21)	Filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-3 filed with the Commission on October 23, 1997, and incorporated herein by reference.

(22)	Filed as Exhibit 10.19 to the Registrant’s Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.

(23)	Filed as Exhibit 10.8 to the Registrant’s Form 10-K filed with the Commission on March 29, 2000, and incorporated herein by reference.

(24)	Filed as Exhibit 10.23 to the Registrant’s Form 10-K filed with the Commission on March 29, 2000, and incorporated herein by reference.

(25)	Filed as Exhibit 10.3 to the Registrant’s Form 10-K filed with the Commission on March 29, 2000, and incorporated herein by reference.

(26)	Filed as Exhibit 10.4 to the Registrant’s Form 10-K filed with the Commission on March 29, 2000, and incorporated herein by reference.

(27)	Filed as Exhibit 10.6 to the Registrant’s Form 10-K filed with the Commission on March 29, 2000, and incorporated herein by reference.

(28)	Filed as Exhibit 10.24 to the Registrant’s Form 10-Q filed with the Commission on August 14, 2000, and incorporated herein by reference.

(29)	Filed as Exhibit 10.25 to the Registrant’s Form 10-Q filed with the Commission on August 14, 2000, and incorporated herein by reference.

(30)	Filed as Exhibit 10.26 to the Registrant’s Form 10-Q filed with the Commission on November 20, 2000, and incorporated herein by reference.

(31)	Filed as Exhibit 10.27 to the Registrant’s Form 10-Q filed with the Commission on November 20, 2000, and incorporated herein by reference.

(32)	Filed as Exhibit 10.28 to the Registrant’s Form 10-Q filed with the Commission on November 20, 2000, and incorporated herein by reference.

(33)	Filed as Exhibit 10.29 to the Registrant’s Form 10-K filed with the Commission on March 27, 2001, and incorporated herein by reference.

(34)	Filed as Exhibit 10.30 to the Registrant’s Form 10-K filed with the Commission on March 27, 2001, and incorporated herein by reference.

(35)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 17, 2000, and incorporated herein by reference.

(36)	Filed as Exhibit 10.12 to Registrant’s Form 10-Q filed with the Commission on May 7, 2001, and incorporated herein by reference.

(37)	Filed as Exhibit 10.32 to Registrant’s Form 10-Q filed with the Commission on May 7, 2001, and incorporated herein by reference.

(38)	Filed as Exhibit 10.33 to Registrant’s Form 10-Q filed with the Commission on August 14, 2001, and incorporated herein by reference.

(39)	Filed as Exhibit 10.34 to Registrant’s Form 10-Q filed with the Commission on August 14, 2001, and incorporated herein by reference.

(40)	Filed as Exhibit 10.35 to Registrant’s Form 10-Q filed with the Commission on August 14, 2001, and incorporated herein by reference.

(41)	Filed as Exhibit 10.9 to the Registrant’s Form 10-K filed with the Commission on March 29, 2000, and incorporated herein by reference.

(42)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 15, 2002, and incorporated herein by reference.

(43)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on May 9, 2002, and incorporated herein by reference.

(44)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on November 14 2002, and incorporated herein by reference.

(45)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 24, 2003, and incorporated herein by reference.

(b) Reports on Form 8-K

     We filed the following report on Form 8-K during the quarter ended December 31, 2002:

     A current report on Form 8-K, dated October 21, 2002, with the Securities and Exchange Commission, containing our press release dated October 21, 2002, announcing that Sykes’ third quarter 2002 operating results remain on target, exclusive of a non-recurring charge related to the shareholder class action litigation settlement. We also announced updated fourth quarter financial guidance for 2002 and a cost reduction plan to be implemented in the fourth quarter of 2002 that will result in restructuring and other charges in the range of $19.0 million to $23.0 million.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 24th day of March 2003.

SYKES ENTERPRISES, INCORPORATED (Registrant)

By: /s/ W. Michael Kipphut W. Michael Kipphut, Group Executive, Senior Vice President—Finance

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

Signature	Title	Date

/s/ John H. Sykes John H. Sykes	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 24, 2003

/s/ Gordon H. Loetz Gordon H. Loetz	Vice Chairman of the Board and Director	March 24, 2003

/s/ Furman P. Bodenheimer, Jr. Furman P. Bodenheimer, Jr.	Director	March 24, 2003

/s/ H. Parks Helms H. Parks Helms	Director	March 24, 2003

/s/ Linda F. McClintock-Greco Linda F. McClintock-Greco	Director	March 24, 2003

/s/ Hugh L. McColl, Jr. Hugh L. McColl, Jr.	Director	March 24, 2003

/s/ William J. Meurer William J. Meurer	Director	March 24, 2003

/s/ Ernest J. Milani Ernest J. Milani	Director	March 24, 2003

/s/ Thomas F. Skelly Thomas F. Skelly	Director	March 24, 2003

/s/ Peter C. Browning Peter C. Browning	Director	March 24, 2003

Certifications

I, John H. Sykes, Chairman and Chief Executive Officer of Sykes Enterprises, Incorporated, certify that:

1.	I have reviewed this annual report on Form 10-K of Sykes Enterprises, Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	/s/ John H. Sykes John H. Sykes, Chairman and Chief Executive Officer (Principal Executive Officer)

I, W. Michael Kipphut, Group Executive, Senior Vice President—Finance of Sykes Enterprises, Incorporated, certify that:

1.	I have reviewed this annual report on Form 10-K of Sykes Enterprises, Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	/s/ W. Michael Kipphut W. Michael Kipphut Group Executive, Senior Vice President—Finance (Principal Financial and Accounting Officer)

Independent Auditors’ Report

To the Board of Directors and Stockholders of
Sykes Enterprises, Incorporated:

     We have audited the accompanying consolidated balance sheets of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedules as of and for the years ended December 31, 2002 and 2001, listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sykes Enterprises, Incorporated and subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedules as of and for the years ended December 31, 2002 and 2001, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida
February 10, 2003

Report of Independent Certified
Public Accountants

To the Board of Directors and Stockholders
of Sykes Enterprises, Incorporated

     We have audited the accompanying consolidated statements of operations, changes in shareholders’ equity, and cash flows of Sykes Enterprises, Incorporated and Subsidiaries for the year ended December 31, 2000. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Sykes Enterprises, Incorporated and Subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1, the Company changed its method of accounting for certain revenues.

/s/ Ernst & Young LLP

Tampa, Florida
February 15, 2001, except for Note 1,
as to which the date is July 26, 2001

Sykes Enterprises, Incorporated and Subsidiaries
Consolidated Balance Sheets

	December 31,

(In thousands, except per share data)	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$79,480	$50,002
Receivables	74,303	93,522
Prepaid expenses and other current assets	9,724	11,750

Total current assets	163,507	155,274
Property and equipment, net	109,618	140,551
Goodwill, net	4,834	4,816
Deferred charges and other assets	17,585	9,139

	$295,544	$309,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$52	$94
Accounts payable	12,200	12,982
Accrued employee compensation and benefits	33,792	29,862
Other accrued expenses and current liabilities	16,348	15,789

Total current liabilities	62,392	58,727
Deferred grants	35,067	39,543
Deferred revenue	15,739	20,298
Other long-term liabilities	1	—

Total liabilities	113,199	118,568

Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 43,491 and 43,300 issued	435	433
Additional paid-in capital	162,117	160,907
Retained earnings	72,208	90,839
Accumulated other comprehensive loss	(11,101)	(20,212)

	223,659	231,967
Treasury stock at cost; 3,099 shares and 3,000 shares	(41,314)	(40,755)

Total shareholders’ equity	182,345	191,212

	$295,544	$309,780

See accompanying notes to consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,

(In thousands, except per share data)	2002	2001	2000

Revenues	$452,737	$496,722	$603,606

Operating expenses:
Direct salaries and related costs	287,141	315,118	382,236
General and administrative	155,547	165,389	195,374
Compensation expense associated with exercise of options	—	—	7,836
Restructuring and other charges	20,814	14,600	30,468
Impairment of long-lived assets	1,475	1,480	—

Total operating expenses	464,977	496,587	615,914

Income (loss) from operations	(12,240)	135	(12,308)

Other income (expense):
Litigation settlement	(13,800)	—	—
Gain on sale of facilities, net	1,599	—	—
Interest, net	517	408	(2,942)
Gain on sale of equity interest in SHPS	—	—	84,036
Other	(522)	(357)	111

Total other income (expense)	(12,206)	51	81,205

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	(24,446)	186	68,897

Provision (benefit) for income taxes:
Current	2,790	(4,873)	24,794
Deferred	(8,605)	4,650	(3,603)

Total provision (benefit) for income taxes	(5,815)	(223)	21,191

Income (loss) before cumulative effect of change in accounting principle	(18,631)	409	47,706
Cumulative effect of change in accounting principle, net of income taxes of $580	—	—	(919)

Net income (loss)	$(18,631)	$409	$46,787

Net income (loss) per basic share:
Income (loss) before cumulative effect of change in accounting principle	$(0.46)	$0.01	$1.15
Cumulative effect of change in accounting principle	—	—	(0.02)

Net income (loss) per basic share	$(0.46)	$0.01	$1.13

Total weighted average basic shares	40,405	40,183	41,518
Net income (loss) per diluted share:
Income (loss) before cumulative effect of change in accounting principle	$(0.46)	$0.01	$1.15
Cumulative effect of change in accounting principle	—	—	(0.02)

Net income (loss) per diluted share	$(0.46)	$0.01	$1.13

Total weighted average diluted shares	40,405	40,468	41,645
Pro forma amounts assuming accounting change is applied retroactively:
Net income			$47,706
Net income per basic share			$1.15
Net income per diluted share			$1.15

See accompanying notes to consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive	Treasury
(In thousands)	Shares	Amount	Capital	Earnings	Loss	Stock	Total

Balance at January 1, 2000	42,734	$427	$155,023	$43,643	$(5,860)	$—	$193,233
Issuance of common stock	350	4	3,208	—	—	—	3,212
Tax benefit of exercise of non-qualified stock options	—	—	1,465	—	—	—	1,465
Purchase of treasury stock	—	—	—	—	—	(40,583)	(40,583)
Comprehensive income:
Net income	—	—	—	46,787	—	—	46,787
Foreign currency translation adjustment	—	—	—	—	(8,222)	—	(8,222)

Total							38,565

Balance at December 31, 2000	43,084	431	159,696	90,430	(14,082)	(40,583)	195,892
Issuance of common stock	216	2	973	—	—	—	975
Tax benefit of exercise of non-qualified stock options	—	—	238	—	—	—	238
Purchase of treasury stock	—	—	—	—	—	(172)	(172)
Comprehensive loss:
Net income	—	—	—	409	—	—	409
Foreign currency translation adjustment	—	—	—	—	(6,130)	—	(6,130)

Total							(5,721)

Balance at December 31, 2001	43,300	433	160,907	90,839	(20,212)	(40,755)	191,212
Issuance of common stock	191	2	984	—	—	—	986
Tax benefit of exercise of non-qualified stock options	—	—	226	—	—	—	226
Purchase of treasury stock	—	—	—	—	—	(559)	(559)
Comprehensive loss:
Net loss	—	—	—	(18,631)	—	—	(18,631)
Foreign currency translation adjustment	—	—	—	—	9,111	—	9,111

Total							(9,520)

Balance at December 31, 2002	43,491	$435	$162,117	$72,208	$(11,101)	$(41,314)	$182,345

See accompanying notes to consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,

(In thousands)	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(18,631)	$409	$46,787
Depreciation and amortization	34,338	34,937	36,829
Impairment of long-lived assets	1,475	1,480	—
Cumulative effect of accounting change, net of tax	—	—	919
Gain on sale of equity interest in SHPS	—	—	(84,036)
Restructuring and other charges	20,814	14,600	30,468
Litigation settlement, including cash paid of $13.4 million	13,800	—	—
Gain on sale of facilities, net	(1,599)	—	—
Deferred income tax provision (benefit)	(8,605)	4,650	(3,603)
Tax benefit from stock options	226	238	1,465
Loss on disposal of property and equipment	858	495	—
Changes in assets and liabilities:
Receivables	22,159	46,708	(30,515)
Prepaid expenses and other current assets	2,758	1,759	3,761
Intangible assets	—	—	926
Deferred charges and other assets	(113)	5,520	3,154
Accounts payable	(2,134)	(15,459)	(12,320)
Income taxes receivable/payable	2,122	(14,328)	6,015
Accrued employee compensation and benefits	(2,038)	(3,490)	9,384
Customer deposits, net of restricted cash	—	—	10,921
Other accrued expenses and current liabilities	(18,052)	(9,711)	1,250
Deferred revenue	(3,946)	(6,750)	3,314
Other long-term liabilities	(121)	(358)	(1,392)

Net cash provided by operating activities	43,311	60,700	23,327

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(20,203)	(39,058)	(72,334)
Acquisition of intangible assets	(1,901)	—	—
Proceeds from sale of facilities	2,000	—	—
Proceeds from sale of equity interest in SHPS (less cash sold)	—	—	159,776
Proceeds from sale of property and equipment	244	682	—

Net cash (used for) provided by investing activities	(19,860)	(38,376)	87,442

CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns under revolving line of credit agreements	—	(13,363)	(198,301)
Borrowings under revolving line of credit agreements	—	13,336	124,607
Payments of long-term debt	(42)	(8,430)	(1,103)
Borrowings under long-term debt	—	106	367
Proceeds from issuance of stock	986	975	3,212
Proceeds from grants	—	9,156	8,394
Purchase of treasury stock	(559)	(172)	(40,583)

Net cash provided by (used for) financing activities	385	1,608	(103,407)

Effects of exchange rates on cash	5,642	(4,071)	(8,222)

Net increase (decrease) in cash and cash equivalents	29,478	19,861	(860)
CASH AND CASH EQUIVALENTS—BEGINNING	50,002	30,141	31,001

CASH AND CASH EQUIVALENTS—ENDING	$79,480	$50,002	$30,141

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$1,155	$896	$4,254
Income taxes	$10,531	$8,461	$17,130

See accompanying notes to consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

     Sykes Enterprises, Incorporated and consolidated subsidiaries (“Sykes” or the “Company”) provides customer management solutions and services to companies, primarily within the technology/consumer, communications, financial services and transportation and leisure industries. Sykes provides customer support outsourcing solutions with an emphasis on inbound technical support and customer service. These services are delivered through multiple communication channels encompassing phone, e-mail, web and chat. Sykes complements its customer support outsourcing services with technical staffing (in the United States), and fulfillment services (in Europe) designed to deliver services that are customized to meet each company’s unique customer management needs. The Company has operations in two geographic regions entitled (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, in which the client base is primarily companies in the United States that are using the Company’s services to support their customer management needs; and (2) EMEA, which includes Europe, the Middle East, and Africa.

Note 1. Summary of Accounting Policies

     Principles of Consolidation—The consolidated financial statements include the accounts of Sykes and its wholly-owned subsidiaries and controlled majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recognition of Revenue—The Company primarily recognizes its revenue from services as those services are performed under a fully executed contractual agreement. Royalty revenue is recognized at the time royalties are earned and the remaining revenue is recognized on fixed price contracts using the percentage-of-completion method of accounting. Adjustments to fixed price contracts and estimated losses, if any, are recorded in the period when such adjustments or losses are known. Product sales are recognized upon shipment to the customer and satisfaction of all obligations.

     The Company recognizes revenue from software and contractually provided rights in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2” (“SOP 98-4”), Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”), and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). Revenue is recognized from licenses of the Company’s software products and rights when the agreement has been executed, the product or right has been delivered or provided, collectibility is probable and the software license fees or rights are fixed and determinable. Contracts that provide for multiple elements are accounted for pursuant to the above standards. If any portion of the license fees or rights is subject to forfeiture, refund or other contractual contingencies, the Company will postpone revenue recognition until these contingencies have been removed. Sykes generally accounts for consulting services separate from software license fees for those multi-element arrangements where consulting services are a separate element and are not essential to the customer’s functionality requirements and there is vendor-specific objective evidence of fair value for these services. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue.

     Accounting Change for Revenue Recognition—During the fourth quarter of 2000, the Company adopted SAB 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission (“SEC”). Based on criteria established by SAB 101, adopted retroactive to January 1, 2000, the Company modified its accounting treatment for the recognition of revenue as it related to contract services. As a result of the adoption of SAB 101, revenues in certain limited situations that were recognized as services were performed and as the related fees became collectible under agreements between the Company and its customers were deferred until either a final contract or purchase order was fully executed.

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

     Cash and Cash Equivalents—Cash and cash equivalents consist of highly liquid short-term investments classified as available for sale as defined under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cash in the amount of $73.1 million and $27.5 million was held in taxable interest bearing investments, which are classified as available for sale and have an average maturity of approximately 30 days, at December 31, 2002 and 2001, respectively. Cash and cash equivalents of $64.4 million and $48.8 million at December 31, 2002 and 2001, respectively, were held in international operations and may be subject to additional taxes if repatriated to the United States.

     Property and Equipment—Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Improvements to leased premises are amortized over the shorter of the related lease term or the estimated useful lives of the improvements. Cost and related accumulated depreciation on assets retired or disposed of are removed from the accounts and any gains or losses resulting therefrom are credited or charged to income. Depreciation expense was $36.8 million, $36.0 million and $35.4 million, for the years ended December 31, 2002, 2001 and 2000, respectively. Property and equipment includes $0.7 million and $0.5 million of additions included in accounts payable at December 31, 2002 and 2001, respectively. Accordingly, these non-cash transactions have been excluded from the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001, respectively.

     During 1999, the Company capitalized certain costs incurred to internally develop software upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility were expensed as incurred. Capitalized internally developed software costs, net of accumulated amortization, were $2.9 million and $0.5 million at December 31, 2002 and 2001, respectively.

     Land received from various local and state governmental agencies under grants is recorded at fair value at date of grant. During the years ended December 31, 2001 and 2000, the Company recorded $1.0 million and $1.3 million, respectively, in land acquisitions as a result of such grants (none for 2002). Accordingly, these non-cash transactions have been excluded from the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000.

     Investment in SHPS—The Company has a 6.5% remaining ownership interest in SHPS, Incorporated (“SHPS”) that is accounted for at cost. At December 31, 2002 and 2001, the carrying value of this investment was $2.1 million, which approximates the Company’s pro rata share of the underlying value, which is included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets. (See Note 7.)

     Goodwill—Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” According to this statement, goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but instead must be reviewed annually for impairment by applying a fair-value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under SFAS No. 142, the carrying value of assets is calculated at the lowest levels for which there are identifiable cash flows. SFAS No. 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Upon adoption and during 2002, the Company completed an impairment review and did not recognize any impairment of goodwill. The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time. Accordingly, beginning January 1, 2002, the Company has foregone all related amortization expense. Prior to the adoption of this statement, the amortization of goodwill as it was reported on December 31, 2001 would have increased the 2002 net loss by approximately $0.4 million, or $0.01 per diluted share. Prior to January 1, 2002, the Company amortized goodwill over an estimated useful life of 10 to 20 years using the straight-line method. Amortization expense related to goodwill totaled $1.2 million and $3.1 million for the years ended December 31, 2001 and 2000, respectively. Accumulated amortization of goodwill was $3.2 million as of December 31, 2001.

     For the three years ended December 31, 2002, the reconciliation of reported net income (loss) and net income (loss) per share to adjusted net income (loss) and adjusted net income (loss) per share reflecting the elimination of goodwill amortization is as follows (in thousands, except per share data):

		December 31,
	2002	2001	2000

			(unaudited)
Net income (loss):
Reported net income (loss)	$(18,631)	$409	$46,787
Elimination of goodwill amortization, net of taxes	—	782	2,464

Adjusted net income (loss)	$(18,631)	$1,191	$49,251

Net income (loss) per basic share:
Reported net income (loss)	$(0.46)	$0.01	$1.13
Elimination of goodwill amortization, net of taxes	—	0.02	0.06

Adjusted net income (loss)	$(0.46)	$0.03	$1.19

Net income (loss) per diluted share:
Reported net income (loss)	$(0.46)	$0.01	$1.13
Elimination of goodwill amortization, net of taxes	—	0.02	0.05

Adjusted net income (loss)	$(0.46)	$0.03	$1.18

     Intangible Assets—Intangible assets, primarily existing technologies and covenants not to compete, are amortized using the straight-line method over their estimated period of benefit, generally ranging from two to five years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or changes in circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. Amortization expense related to these intangible assets was $0.5 million, $0.1 million and $0.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Income Taxes—Sykes uses the asset and liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

     Self-Insurance Programs—The Company self-insures for certain levels of workers’ compensation and employee health insurance. Estimated costs of these self-insurance programs are accrued at the projected settlements for known and anticipated claims. Self-insurance liabilities of the Company amounted to $2.2 million and $2.3 million at December 31, 2002 and 2001, respectively.

     Deferred Grants—Recognition of income associated with grants of land and the acquisition of property, buildings and equipment is deferred until after the completion and occupancy of the building and title has passed to the Company and the funds have been released from escrow. The deferred amounts for both land and building are amortized and recognized as a reduction of depreciation expense included within general and administrative costs over the corresponding useful lives of the related assets. Amounts received in excess of the cost of the building are allocated to the cost of equipment and, only after the grants are released from escrow, recognized as a reduction of depreciation expense over the weighted average useful life of the related equipment, which approximates five years. Amortization of the deferred grants that is included in income was approximately $3.0 million, $2.3 million and $2.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Deferred Revenue—The Company invoices certain contracts in advance. The deferred revenue is earned over the lives of the respective contracts, which range from six months to three years.

     Stock-Based Compensation—The Company has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under SFAS No. 123, companies have the option to measure compensation costs for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, compensation expense is generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. Since employee stock options are granted on this basis and the Company has chosen to use the intrinsic value method, no compensation expense is recognized for stock option grants.

     If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts as follows (in thousands except per share amounts):

	Years Ended December 31,

	2002	2001	2000

Net income (loss) as reported	$(18,631)	$409	$46,787
Pro forma compensation expense, net of tax	(11,163)	(3,594)	(5,058)

Pro forma net income (loss)	$(29,794)	$(3,185)	$41,729

Net income (loss) per basic share as reported	$(0.46)	$0.01	$1.13
Pro forma net income (loss) per basic share	$(0.74)	$(0.08)	$1.01
Net income (loss) per diluted share as reported	$(0.46)	$0.01	$1.13
Pro forma net income (loss) per diluted share	$(0.74)	$(0.08)	$1.00

     The pro forma amounts were determined using the Black-Scholes valuation model with the following key assumptions: (i) discount rates ranging from 3.0% to 3.82% for 2002, a discount rate of 6.0% for 2001, and a discount rate of 6.2% for 2000; (ii) a volatility factor of 85.1% based upon the average trading price of the Company’s common stock since it began trading on the NASDAQ National Market; (iii) no dividend yield; and (iv) an average expected option life of five years (three years for the ESPP). In addition, the pro forma amount for 2002, 2001 and 2000 includes approximately $0.2 million for each year related to purchase discounts offered under the ESPP.

     Fair Value of Financial Instruments—The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Cash, Accounts Receivable and Accounts Payable. The carrying amount reported in the balance sheet for cash, accounts receivable and accounts payable approximates their fair value.

•	Long-Term Debt. The fair value of the Company’s long-term debt, including the current portion thereof, is estimated based on the quoted market price for the same or similar types of borrowing arrangements. The carrying value of the Company’s long-term debt approximates fair value because the debt bears variable interest rates.

     Foreign Currency Translation—The assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is other than the U.S. Dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income, but is included in accumulated other comprehensive income (loss), which is reflected as a separate component of shareholders’ equity. Foreign currency transactional gains and losses are included in determining net income. Such gains and losses are not material for any period presented.

     Recent Accounting Pronouncements—In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and (or) normal use of the asset. The Company implemented SFAS No. 143 effective January 1, 2003. The impact of this adoption is not anticipated to have a material effect on the Company’s consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). This statement also amends Accounting Research Board No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. The Company adopted SFAS No. 144 on January 1, 2002. The impact of this adoption did not have a material effect on the Company’s consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other provisions, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt will no longer be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 will be reclassified to income from continuing operations in all prior periods presented. The Company implemented SFAS No. 145 effective January 1, 2003. The impact of this adoption is not anticipated to have a material effect on the Company’s consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, facilities closing, or other exit or disposal activity initiated after December 31, 2002. This statement requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002. The Company implemented SFAS No. 146 effective January 1, 2003. The impact of this adoption is not anticipated to have a material effect on the Company’s consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company has not yet determined whether it will change to the fair-value based method of accounting for stock-based employee compensation.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others.” This statement requires the Company to record, at the inception of a guarantee, the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. Fundings under the guarantee are to be recorded as a reduction of the liability. After funding has ceased, the remaining liability is recognized in the income statement on a straight-line basis over the remaining term of the guarantee.

     The Company adopted the disclosure provisions of FIN No. 45 in the fourth quarter of 2002 and will apply the initial recognition and initial measurement provisions on a prospective basis for all guarantees issued after December 31, 2002. Adoption of FIN No. 45 will have no impact on our historical consolidated financial statements as existing guarantees are not subject to the measurement provisions of FIN No. 45. The existing guarantees, which are not subject to the measurement provisions of FIN No. 45, relate to guarantees in connection with debt between Sykes Enterprises, Incorporated and certain of its consolidated subsidiaries totaling $8.3 million as of December 31, 2002. The impact on future consolidated financial statements will depend on the nature and extent of any issued guarantees but is not expected to have a material effect on the Company’s consolidated financial statements.

     Reclassifications—Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

Note 2. Acquisitions and Dispositions

     On June 30, 2000, the Company sold 93.5% of its ownership interest in SHPS for approximately $165.5 million cash. The cash proceeds reflected in the Statement of Cash Flows for 2000 is net of approximately $0.7 million used to retire other debt and approximately $5.0 million of cash recorded on SHPS’ balance sheet as of the date of the sale. The sale of SHPS resulted in a gain for financial reporting purposes of approximately $84.0 million ($59.9 million net of taxes). The Consolidated Statement of Operations for 2000 includes the results of SHPS through June 30, 2000, its disposition date. SHPS generated revenue and income from operations during 2000 of $35.7 million and $1.7 million, respectively, for the year ended December 31, 2000, exclusive of compensation expense associated with the exercise of options.

     In April 2002, the Company acquired the rights to a multi-year customer service and technical support agreement and the net assets of a call center in Bocholt, Germany for $1.9 million in cash. In connection with the purchase, the Company recognized identifiable intangible assets of $1.8 million related to the underlying customer support agreement and recorded net assets of $0.1 million. During the fourth quarter of 2002, call volumes fell below anticipated levels and, after the Company evaluated the Bocholt assets for recoverability, the remaining balance of the intangible asset was written off and a $1.5 million impairment charge was recorded in 2002.

     On July 1, 2002, the Company sold the land and building related to one of its Bismarck, North Dakota facilities for $2.0 million cash, resulting in a pre-tax gain of $1.8 million. The net book value of the facilities of $1.7 million was offset by the related deferred grants of $1.5 million previously provided by the governmental agencies to assist in developing the facility. In addition, on September 30, 2002, the Company sold certain assets of its print facilities in Galashiels, Scotland having a net book value of $1.1 million for $0.9 million for which the Company received $0.2 million cash and a $0.7 million note receivable. The balance due under the note is due in varying monthly installments over a two-year period.

     The net pre-tax gain on the sale of the Bismarck facility of $1.8 million less the net pre-tax loss on the sale of the print facilities in Galashiels of $0.2 million is included in “Gain on sale of facilities, net” in the accompanying 2002 Consolidated Statements of Operations.

Note 3. Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company’s credit concentrations are limited due to the wide variety of customers and markets in which the Company’s services are sold, with the exception of two major customers as discussed in Note 18.

Note 4. Receivables

     Receivables consist of the following (in thousands):

	December 31,

	2002	2001

Trade accounts receivable	$69,000	$85,233
Income taxes receivable	7,205	9,634
Other	3,200	2,838

	79,405	97,705
Less allowance for doubtful accounts	5,102	4,183

	$74,303	$93,522

Note 5. Property and Equipment

     Property and equipment consist of the following (in thousands):

	December 31,

	2002	2001

Land	$6,875	$7,296
Buildings and leasehold improvements	59,363	60,435
Equipment, furniture and fixtures	164,955	188,378
Capitalized software development costs	5,260	2,191
Transportation equipment	176	171
Construction in progress	475	4,796

	237,104	263,267
Less accumulated depreciation	127,486	122,716

	$109,618	$140,551

Note 6. Marketable Securities

     During 1997, the Company purchased SystemSoft Corp. common stock in conjunction with a strategic technology exchange agreement between the parties that had an original cost basis of $8.0 million. During 1998, the Company wrote down its investment in SystemSoft Corp., which was classified as available for sale securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” by approximately $7.3 million due to a significant reduction in its market value, which was determined to be other than temporary. The remaining investment was written off in 2000.

Note 7. Deferred Charges and Other Assets

     Deferred charges and other assets consist of the following (in thousands):

	December 31,

	2002	2001

Non-current deferred tax asset, net (see Note 12)	$13,763	$5,424
Investment in SHPS, Incorporated, at cost	2,089	2,089
Other	1,733	1,626

	$17,585	$9,139

Note 8. Accrued Employee Compensation and Benefits

     Accrued employee compensation and benefits consist of the following (in thousands):

	December 31,

	2002	2001

Accrued compensation	$18,066	$16,014
Accrued employment taxes	5,724	4,991
Accrued vacation	5,897	5,939
Other	4,105	2,918

	$33,792	$29,862

Note 9. Other Accrued Expenses and Current Liabilities

     Other accrued expenses and current liabilities consist of the following (in thousands):

	December 31,

	2002	2001

Accrued restructuring charges (see Note 13)	$4,506	$5,010
Deferred revenue, current	4,699	3,214
Accrued roadside assistance claim costs	924	911
Accrued telephone charges	794	646
Accrued legal and professional fees	1,877	1,975
Accrued interest	106	420
Accrued property taxes	716	222
Accrued marketing	300	482
Other	2,426	2,909

	$16,348	$15,789

Note 10. Long-Term Debt

     Long-term debt consists of the following (in thousands):

	December 31,

	2002	2001

Notes payable and capital leases, principal
and interest payable in monthly installments
through December 2003, interest at
varying rates up to prime plus 1 percent,
collateralized by certain equipment
	$ 52	$ 94

Total debt	52	94
Less current portion	52	94

Long-term debt	$ —	$ —

     Principal maturities of total debt as of December 31, 2002 are as follows (in thousands):

Total
Year	Amount

2003	$ 52
2004	—

$ 52

     The Company amended its revolving credit facility with a group of lenders (the “Amended Credit Facility”), effective as of September 30, 2002, as a result of a $13.8 million charge for the uninsured portion of the class action litigation settlement in the third quarter of 2002 (See Note 15 “Commitments and Contingencies”). According to the terms of the Amended Credit Facility, the amount of the Company’s revolving credit facility was reduced, at the request of the Company, from $60.0 million to a maximum of $40.0 million, subject to certain borrowing limitations. The $40.0 million revolving credit facility includes a $10.0 million swingline subfacility, a $15.0 million letter of credit subfacility and a $25.0 million multi-currency subfacility.

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

     The Amended Credit Facility, which is subject to certain financial covenants, may be used to provide for working capital and general corporate purposes and to fund future acquisitions. The Amended Credit Facility accrues interest, at the Company’s option, at (a) the lender’s base rate plus an applicable margin up to 1.5%, (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.5%, or (c) the Interbank Offered Rate (“IBOR”) plus an applicable margin up to 2.5%, that varies with the Company’s debt levels and certain financial ratios. In addition, a commitment fee of up to 0.75% is charged on the unused portion of the Amended Credit Facility on a quarterly basis. The borrowings under the Amended Credit Facility, which terminates May 31, 2005, are guaranteed by a pledge of all of the common stock of each of the Company’s material domestic subsidiaries and 65% of the stock of each of the Company’s material direct foreign subsidiaries. The Amended Credit Facility prohibits, without the consent of the lenders, the Company from incurring additional indebtedness, limits certain investment advances or loans and restricts substantial asset sales, capital expenditures, stock repurchases and dividends. At December 31, 2002, the Company had $23.8 million of availability under the Amended Credit Facility. There were no outstanding balances on the Amended Credit Facility as of December 31, 2002.

Note 11. Accumulated Other Comprehensive Loss

     The Company presents data in the Consolidated Statements of Changes in Shareholders’ Equity in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes rules for the reporting of comprehensive income (loss) and its components. The components of other accumulated comprehensive loss include foreign currency translation adjustments as follows (in thousands):

Accumulated
Other
Comprehensive
Loss

Balance at January 1, 2000	$(5,860)
Foreign currency translation adjustment	(8,222)

Balance at December 31, 2000	(14,082)
Foreign currency translation adjustment	(6,130)

Balance at December 31, 2001	(20,212)
Foreign currency translation adjustment	9,111

Balance at December 31, 2002	$(11,101)

     Earnings associated with the Company’s investments in its foreign subsidiaries are considered to be permanently invested and no provision for United States federal and state income taxes on those earnings or translation adjustments has been provided.

Note 12. Income Taxes

     The components of income (loss) before provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Domestic	$(35,662)	$(21,553)	$43,797
Foreign	11,216	21,739	25,100

Total income (loss) before provision (benefit) for income taxes	$(24,446)	$186	$68,897

     Provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended December 31,

	2002	2001	2000

Current:
Federal	$(4,628)	$(5,775)	$14,507
State	(569)	(960)	2,412
Foreign	7,987	1,862	7,875

Total current provision (benefit) for income taxes	2,790	(4,873)	24,794

Deferred:
Federal	(5,126)	(678)	(4,306)
State	(452)	395	(716)
Foreign	(3,027)	4,933	1,419

Total deferred provision (benefit) for income taxes	(8,605)	4,650	(3,603)

Total provision (benefit) for income taxes	$(5,815)	$(223)	$21,191

     The components of the net deferred tax asset (liability) are as follows (in thousands):

	December 31,

	2002	2001

Domestic current:
Deferred tax asset:
Accrued expenses	$3,878	$3,891
Bad debt reserve	997	848
Other	—	13

Total current deferred tax asset	4,875	4,752

Deferred tax liability:
Prepaid expenses	(754)	(1,120)

Total current deferred tax liability	(754)	(1,120)

Net domestic current deferred tax asset	4,121	3,632
Foreign current:
Total foreign current deferred tax asset	—	—

Net current deferred tax asset, included in prepaid expenses and other current assets	$4,121	$3,632

	December 31,

	2002	2001

Domestic non-current:
Deferred tax asset:
Goodwill and intangible assets	$650	$689
Deferred revenue	1,015	3,228
Foreign tax credit carryforward	3,052	3,052
Net operating loss carryforward	11,933	3,912
Valuation allowance	(4,312)	(3,912)

Total non-current deferred tax asset	12,338	6,969

Deferred tax liability:
Property and equipment	(1,493)	(1,214)

Total non-current deferred tax liability	(1,493)	(1,214)

Net domestic non-current deferred tax asset	10,845	5,755

Foreign non-current:
Deferred tax asset:
Goodwill and intangible assets	6,238	7,591
Net operating loss carryforward	11,942	3,799
Deferred revenue	2,488	3,253
Valuation allowance	(15,602)	(11,390)

Total non-current deferred tax asset	5,066	3,253

Deferred tax liability:
Property and equipment	(272)	(1,141)
Deferred commissions	(228)	(1,348)
Goodwill and intangible assets	(172)	—
Untaxed reserve	(1,297)	(1,095)
Other	(179)	—

Total non-current deferred tax liability	(2,148)	(3,584)

Net foreign non-current deferred tax asset (liability)	2,918	(331)

Net non-current deferred tax asset, included in deferred charges and other assets	$13,763	$5,424

     The Company has established a valuation allowance against those deferred tax assets for which it cannot be established that it is more likely than not that the Company will realize the benefit of those assets.

     The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings amounted to approximately $90.2 million at December 31, 2002. It is not practical to estimate the amount of unrecognized deferred U.S. income taxes on these undistributed earnings.

     At December 31, 2002, the Company had federal net operating loss carryforwards of $30.9 million, of which $10.1 million can only be offset against the future earnings of an acquired subsidiary which expire through the year 2022. The Company also has foreign tax credit carryforwards of $3.1 million that expire through the year 2006. In addition, the Company has net operating loss carryforwards of $29.3 million for France, Germany, the United Kingdom, the Netherlands, Turkey, Italy, Finland, Spain and India, which expire through 2012. The net operating loss carryforwards for Germany, the United Kingdom, the Netherlands and Italy, which total $13.3 million, have unlimited carryforward periods.

     The following summarizes the principal differences between income tax amounts at the federal statutory rate at 35% and amounts at the effective income tax rates reflected in the financial statements of (24%), (12%) and 31%, respectively (in thousands):

	Years Ended December 31,

	2002	2001	2000

Statutory tax	$(8,556)	$65	$24,113
State income taxes, net of federal tax benefit	(980)	(448)	877
Effect of foreign income not subject to federal and state income tax	(1,393)	(2,708)	(3,017)
Effect of foreign income subject to federal and state income tax net of foreign tax credits	—	340	—
Effect of basis step up in foreign assets	—	(5,043)	—
Effect of loss on disposition of domestic investment	—	(3,307)	—
Effect of disposition of foreign subsidiary	—	(917)	—
Valuation on unrealized loss on marketable security	—	—	(2,546)
Valuation on foreign and domestic net operating loss carryforwards and foreign asset basis step up	4,615	10,598	3,412
Non-deductible amortization	—	262	410
Foreign taxes, net of foreign income not taxed in the United States	(181)	774	5,647
Tax basis difference on sale of equity interest in SHPS, Incorporated	—	—	(7,280)
Permanent differences	680	161	296
Other	—	—	(721)

Total provision (benefit) for income taxes	$(5,815)	$(223)	$21,191

     The Company is currently under examination by several states for sales and use taxes for a period covering November 1, 1996 through December 31, 2001 and for franchise tax for a period covering August 1, 1998 through July 31, 2001. The U.S. Internal Revenue Service has completed audits of the Company’s U.S. tax returns through July 31, 1999. The German subsidiaries of the Company are under examination by the German tax authorities for a period covering January 1, 1997 through December 31, 2000. In the opinion of management, any liability that may arise from the prior periods as a result of these examinations is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

Note 13. Restructuring and Other Charges

2002 Charges

     In October 2002, the Company approved a restructuring plan to close and consolidate two U.S. and three European customer support centers, to reduce capacity within the European fulfillment operations and to write-off certain specialized e-commerce assets primarily in response to the October 2002 notification of the contractual expiration of two technology client programs in March 2003 with approximate annual revenues of $25.0 million. The restructuring plan was designed to reduce costs and bring the Company’s infrastructure in-line with the current business environment. Related to these actions, the Company recorded restructuring and other charges in the fourth quarter of 2002 of $20.8 million primarily for the write-off of certain assets, lease termination and severance costs. In connection with the 2002 restructuring, the Company reduced the number of employees by 470 during 2002 and plans to reduce the number of employees by an additional 330 by April 2003. The plan is expected to be completed by the fourth quarter of 2003.

     In connection with the contractual expiration of the two technology client contracts previously mentioned, the Company also recorded additional depreciation expense of $1.2 million in the fourth quarter of 2002 and expects to record additional depreciation expense of $1.3 million in the first quarter of 2003 primarily related to a specialized technology platform, which will no longer be utilized upon the expiration of the contracts in March 2003.

     The following table summarizes the 2002 restructuring and other charges and related activity in 2002 (in thousands):

	Balance at			Other	Balance at
	January 1,	2002	Cash	Non-Cash	December 31,
	2002	Charges	Outlays	Changes	2002(1)

Severance and related costs	$ —	$5,012	$(316)	$—	$4,696
Lease termination costs	—	1,827	—	—	1,827
Write-down of property, equipment, and capitalized costs	—	12,017		(12,017)	—
Other restructuring costs	—	1,958	(106)	—	1,852

	$ —	$20,814	$(422)	$(12,017)	$8,375

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets, except $4.2 million of severance and related costs which is included in “Accrued employee compensation and benefits.”

2001 Charges

     In December 2001, in response to the economic slowdown and increasing demand for the Company’s offshore capabilities, the Company approved a cost reduction plan designed to improve efficiencies in its core business. As a result of the Company’s cost reduction plan, the Company recorded $16.1 million in restructuring, other and impairment charges during the fourth quarter of 2001. This included $14.6 million in charges related to the closure and consolidation of two U.S. customer support centers, two U.S. technical staffing offices, one European fulfillment center; the elimination of redundant property, leasehold improvements and equipment; lease termination costs associated with vacated properties and equipment and severance and related costs. In connection with the fourth quarter 2001 restructuring, the Company reduced the number of employees by 230 during the first quarter of 2002. The restructuring charge also included $1.4 million for future lease obligations related to closed facilities. In connection with this restructuring, the Company also recorded a $1.5 million impairment charge related to the write-off of certain non-performing assets, including software and equipment no longer used by the Company.

     The following tables summarize the 2001 restructuring and other charges and related activity in 2002 and 2001 (in thousands):

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	December 31,
	2002	Outlays	Changes	2002(1)

Severance and related costs	$1,423	$(1,270)	$—	$153
Lease termination costs	1,355	(1,397)	203 (2)	161
Write-down of property, equipment, and capitalized costs	3,220	—	(3,220)	—
Other restructuring costs	292	(260)	—	32

Total	$6,290	$(2,927)	$(3,017)	$346

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets, except severance and related costs which is included in “Accrued employee compensation and benefits.”

(2)	During 2002, the Company recorded $0.2 million in additional lease termination costs related to one of the European customer’s support centers.

	Balance at			Other	Balance at
	January 1,	2001	Cash	Non-Cash	December 31,
	2001	Charges	Outlays	Changes	2001(1)

Severance and related costs	$ —	$1,456	$(33)	$—	$1,423
Lease termination costs	—	1,426	(71)	—	1,355
Write-down of property, equipment, and capitalized costs	—	8,826	—	(5,606)	3,220
Write-down of intangible assets	—	2,600	—	(2,600)	—
Other restructuring costs	—	292	—	—	292

	—	14,600	(104)	(8,206)	6,290
Impairment of software and equipment	—	1,480	—	(1,480)	—

Total	$ —	$16,080	$(104)	$(9,686)	$6,290

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets, except severance and related costs which is included in “Accrued employee compensation and benefits.”

2000 Charges

     The Company recorded restructuring and other charges during the second and fourth quarters of 2000 approximating $30.5 million. The second quarter restructuring and other charges approximating $9.6 million resulted from the Company’s consolidation of several European and one U.S. fulfillment center and the closing or consolidation of six technical staffing offices. Included in the second quarter 2000 restructuring and other charges was a $3.5 million lease termination payment related to the corporate aircraft. As a result of the second quarter 2000 restructuring, the Company reduced the number of employees by 157 during 2000 and satisfied the remaining lease obligations related to the closed facilities during 2001.

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

     The following tables summarize the 2000 accrual for restructuring and other charges and related activity in 2002, 2001 and 2000 (in thousands):

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	December 31,
	2002	Outlays	Changes	2002(1)

Severance and related costs	$1,485	$(646)	$214 (2)	$1,053
Lease termination costs	143	(23)	—	120

Total	$1,628	$(669)	$214	$1,173

	Balance at		Other		Balance at
	January 1,	Cash	Non-Cash		December 31,
	2001	Outlays	Changes		2001(1)

Severance and related costs	$3,062	$(1,288)	$(289	)(3)	$1,485
Lease termination costs	1,288	(1,145)	—		143
Other restructuring costs	718	(718)	—		—

Total	$5,068	$(3,151)	$(289)		$1,628

	Balance at			Other	Balance at
	January 1,	2000	Cash	Non-Cash	December 31,
	2000	Charges	Outlays	Changes	2000(1)

Severance and related costs	$ —	$3,974	$(912)	$—	$3,062
Lease termination costs	—	5,404	(4,116)	—	1,288
Write-down of property and equipment	—	14,191	—	(14,191)	—
Write-down of intangible assets	—	6,086	—	(6,086)	—
Other restructuring costs	—	813	(95)	—	718

Total	$ —	$30,468	$(5,123)	$(20,277)	$5,068

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets, except severance and related costs which is included in “Accrued employee compensation and benefits.”

(2)	During 2002, the Company recorded $0.2 million in additional severance and related costs primarily due to delays in closing its U.S. fulfillment center, which increased the cash outlay requirements for severance.

(3)	During 2001, the Company reduced the original severance accrual by $0.3 million for severance payments due to the Company’s former president.

Note 14. Earnings Per Share

     Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options using the treasury stock method. For the year ended December 31, 2002, the weighted average common shares outstanding are the same for basic and diluted as the Company generated a net loss in 2002.

     The number of shares used in the earnings per share computation are as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Basic:
Weighted average common shares outstanding	40,405	40,183	41,518
Diluted:
Dilutive effect of stock options	—	285	127

Total weighted average diluted shares outstanding	40,405	40,468	41,645

     On August 5, 2002, the Company’s Board of Directors authorized the purchase of up to three million shares of its outstanding common stock. The shares will be purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases will be based on factors such as, including but not limited to, the stock price and general market conditions. The amendment to the Company’s revolving credit facility, which was effective as of September 30, 2002 (see Note 10 “Long-Term Debt”), limits the dollar amount of stock that may be repurchased by the Company to no more than $5.0 million. As of December 31, 2002, the Company had repurchased 99,000 common shares under the 2002 repurchase program at prices ranging between $3.15 to $6.75 per share for a total cost of $0.6 million.

Note 15. Commitments and Contingencies

     The Company leases certain equipment and buildings under operating leases having original terms ranging from one to twenty-two years. The building leases contain up to two five-year renewal options. Rental expense under operating leases for the years ended December 31, 2002, 2001 and 2000 was approximately $13.7 million, $12.1 million, and $17.4 million, respectively.

     The following is a schedule of future minimum rental payments under operating leases having a remaining non-cancelable term in excess of one year subsequent to December 31, 2002 (in thousands):

Total
Year	Amount

2003	$11,671
2004	9,570
2005	7,030
2006	5,168
2007	4,283
Thereafter	39,513

Total minimum payments required	$77,235

     A lease agreement, relating to the Company’s customer support center in Ireland, contains a cancellation clause which requires the Company, in the event of cancellation, to restore the facility to its original state at an estimated cost of $0.5 million as of December 31, 2002 and pay a cancellation fee of $0.4 million, which approximates the annual rental payments under the lease agreement. In addition, under certain circumstances (including cancellation of the lease and cessation of the support center’s operations in the facility), the Company is contingently liable until June 16, 2005 to repay any proceeds received in association with the facility’s grant agreement. As of December 31, 2002, the grant proceeds subject to repayment approximated $0.9 million. As of December 31, 2002, the Company had no plans to cancel this lease agreement.

     The Company entered into agreements with two third-party vendors whereby the Company committed to purchase goods and services used in its normal operations during a three-year period. Future annual minimum purchases remaining under the agreements are $0.9 million and $0.9 million in 2003 and 2004, respectively. During 2002 and 2001, the Company’s total purchases under the agreements were $3.1 million and $2.3 million, respectively.

     During 2002, a consolidated class action lawsuit against the Company was pending in the United States District Court for the Middle District of Florida, Tampa Division, captioned: In re Sykes Enterprises, Inc. Securities Litigation (hereinafter the “Class Action Litigation”). The plaintiffs purported to assert claims on behalf of a class of purchasers of the Company’s common stock during the period from July 27, 1998 through September 18, 2000. The consolidated action claimed violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Among other things, the consolidated action alleged that during 2000, 1999 and 1998, the Company and certain of its officers made materially false statements concerning the Company’s financial condition and its future prospects. The consolidated complaint also claimed that certain of the Company’s quarterly financial statements during 1999 and 1998 were not prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated action sought compensatory and other damages, and costs and expenses associated with the litigation. Although the Company denied the plaintiff’s allegations and defended the action vigorously, due to the extremely high costs and risks of litigation, as well as the drain on management time and attention, the Company agreed to a settlement of the Class Action Litigation with the plaintiffs. The settlement resulted in a cash payment of $30.0 million. Insurance amounts, after payment of litigation expenses, covered $16.6 million of the settlement and the Company paid the remaining amount of $13.4 million. The Company recorded a $13.8 million charge for the uninsured portion of the Class Action Litigation settlement and associated legal costs during the third quarter of 2002. The settlement was approved by the court and the Class Action Litigation was dismissed March 7, 2003.

     During 2002, two shareholder derivative lawsuits were pending in the Hillsborough County, Florida, Circuit Court against certain current and former members of the Company’s Board of Directors and Officers. These suits were captioned Clarence S. Gurerra v. Sykes Enterprises, Incorporated, et. al., and James Bunde v. Sykes Enterprises, Incorporated, et. al. While the Company was a nominal defendant in these suits, both were purportedly instituted by shareholders of the Company on the Company’s behalf, and no damages or other relief were sought from the Company. Both suits alleged breach of fiduciary duties and mismanagement by the defendant directors and officers arising out of the facts and circumstances alleged in the Class Action Litigation. The Bunde lawsuit also named Ernst & Young LLP, the Company’s former accountants, as a defendant and alleges breach of contract and negligence by Ernst & Young LLP arising out of the facts and circumstances alleged in the Class Action Litigation. The suits sought, on behalf of the Company, disgorgement of profits allegedly made by certain officers and directors through the sale of Company stock while in possession of inside information and other unspecified damages and relief. The Board of Directors established a Special Committee to investigate the allegations made in the derivative suits. During the investigation, a motion was pending in the Gurerra case to continue a stay of the proceedings pending the completion of the investigation of the claims made in the complaints by the Special Committee. The Special Committee completed its investigation related to the Gurerra case in October 2002, and determined that the Gurerra case should be dismissed. As a result of that finding, the Company filed a motion with the court seeking to have the Gurerra case terminated, which motion is pending. There can be no assurance this motion will be granted. The plaintiffs voluntarily dismissed the Bunde case in February 2003.

     The Company from time to time is involved in other legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s financial position or results of operations.

Note 16. Employee Benefit Plan

     The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matched 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company contribution was $0.8 million, $1.0 million and $0.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 17. Stock Options

     The Company maintains various stock option plans for its employees. Options to employees are granted at not less than fair market value on the date of the grant and generally vest over one to four years except for 0.4 million outstanding options converted pursuant to the 1997 acquisition of McQueen International Limited (“McQueen”), which were immediately exercisable. All options granted to employees under the Company’s stock option plans expire if not exercised by the tenth anniversary of their grant date with the exception of the McQueen outstanding options, which expire five years from their grant date.

     The Company also maintains a stock option plan that provides the automatic grant of non-qualified stock options to members of the Board of Directors who are not employees of the Company. Under the plan, each new non-employee director is granted an option to purchase 25.0 thousand shares of common stock upon his or her election to the Board. Each continuing non-employee director is granted an option to purchase an additional 10.0 thousand shares of common stock on the day after each annual shareholders’ meeting. All of the options have an exercise price equal to the fair market value on the date of grant, and become exercisable ratably over three years, one third at the end of each year. All options granted to non-employees expire if not exercised by the tenth anniversary of their grant date.

     At December 31, 2002, there were 7.4 million shares of common stock reserved for issuance under all of the Company’s stock option plans. For all plans, options of 2.3 million, 1.6 million, and 0.4 million were exercisable at December 31, 2002, 2001 and 2000 with a weighted average exercise price of $11.39, $14.70 and $22.54, respectively. There were 4.4 million, 6.6 million and 6.3 million shares available for grant under the plans at December 31, 2002, 2001, and 2000, respectively.

     The following table summarizes stock option activity for each of the three years ended December 31:

		Weighted
		Average
	Shares	Exercise
	(In thousands)	Price

Outstanding at January 1, 2000	1,930	$23.23
Granted	3,115	$14.32
Exercised	(91)	$20.81
Expired or terminated	(1,480)	$21.00

Outstanding at December 31, 2000	3,474	$16.25
Granted	496	$7.67
Exercised	(116)	$4.05
Expired or terminated	(1,114)	$18.38

Outstanding at December 31, 2001	2,740	$14.35
Granted	2,052	$8.76
Exercised	(124)	$4.15
Expired or terminated	(1,168)	$17.57

Outstanding at December 31, 2002	3,500	$10.39

     The following table further summarizes significant ranges of outstanding and exercisable options at December 31, 2002:

	Number	Weighted	Weighted	Number	Weighted
	Outstanding at	Average	Average	Exercisable at	Average
Range Of	Dec. 31, 2002	Remaining	Exercise	Dec. 31, 2002	Exercise
Exercise Prices	(In thousands)	Life	Price	(In thousands)	Price

under $4.00	96	9.9	$3.21	1	$3.77
$4.01 to $6.00	610	8.2	$4.73	465	$4.49
$6.01 to $9.00	437	8.8	$8.46	86	$8.36
$9.01 to $13.00	1,731	9.0	$9.34	1,147	$9.24
$13.01 to $19.00	283	7.2	$16.06	226	$16.26
$19.01 to $28.00	258	5.3	$23.90	254	$23.96
over $28.00	85	6.1	$30.76	85	$30.76

Total	3,500	8.4	$10.39	2,264	$11.39

     Employee Stock Purchase Plan—The Company’s Employee Stock Purchase Plan (the “ESPP”) allows eligible employee participants to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP, which qualifies under Section 423 of the Internal Revenue Code of 1986, was adopted by the Company’s Board of Directors on April 1, 1999 and approved by the shareholders. Pursuant to the ESPP, Sykes reserved 1.0 million shares of its common stock for issuance.

     Under the ESPP, eligible employees may purchase the Company common stock at 87.5% of the market price on the last day of the offering period. The maximum each employee may purchase within an offering period cannot exceed $6.25 thousand in market value of Company common stock. The Company will typically have four three-month offering periods each year.

     The weighted average fair value share price of the purchase rights granted under the ESPP during the year ended December 31, 2002 was $5.35. For the years ended December 31, 2002 and 2001, 0.07 million and 0.06 million, respectively, of such shares were purchased and 0.77 million shares remain available for future issuance.

Note 18. Segments and Geographic Information

     The Company operates within two regions, the “Americas” and “EMEA” which represented 66.1% and 33.9%, respectively, of the Company’s consolidated revenues for 2002. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The Company aligned its business into these two segments to more effectively manage the business and support the customer care needs of every client and in response to the changing demands of the Company’s global customers and the implementation of the customer centric model. The customer centric model reflects the philosophy throughout the organization and was formally implemented in connection with the Company’s continued efforts to concentrate resources on its core competencies and focus on the needs of its clients. The reportable segments consist of (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, and provides customer outsourcing solutions (with an emphasis on technical support and customer service) and technical staffing and (2) EMEA. EMEA, which includes Europe, the Middle East and Africa, provides customer outsourcing solutions (with an emphasis on technical support and customer service) and fulfillment services. The sites within India and the Asia Pacific Rim are included in the Americas region given the nature the business and client profile, which is primarily made up of companies in the United States that are using the Company’s services to support their customer management needs.

     Information about the Company’s reportable segments for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands):

					Reconciling	Consolidated
	Americas		EMEA		Items(1)	Total

For the Year Ended December 31, 2002:
Revenues	$299,185		$153,552			$452,737
Depreciation and amortization	23,145		11,193			34,338
Income (loss) from operations before restructuring and other charges and impairment of long-lived assets	$13,335		$(3,286)		$—	$10,049
Restructuring and other charges					(20,814)	(20,814)
Impairment of long-lived assets					(1,475)	(1,475)

Loss from operations						(12,240)
Other expense					(12,206)	(12,206)
Benefit for income taxes					5,815	5,815

Net loss						$(18,631)

For the Year Ended December 31, 2001:
Revenues	$328,207	(2)	$168,515			$496,722
Depreciation and amortization	26,337		8,600			34,937
Income from operations before restructuring and other charges and impairment of long-lived assets	$8,011	(2)	$8,204		$—	$16,215
Restructuring and other charges					(14,600)	(14,600)
Impairment of long-lived assets					(1,480)	(1,480)

Income from operations						135
Other income					51	51
Benefit for income taxes					223	223

Net income						$409

For the Year Ended December 31, 2000:
Revenues	$404,281	(2)	$199,325	(2)		$603,606
Depreciation and amortization	24,935		11,894			36,829
Income from operations before compensation expense associated with exercise of options and restructuring and other charges	$9,838	(2)	$16,158	(2)	$—	$25,996
Compensation expense associated with exercise of options					(7,836)	(7,836)
Restructuring and other charges					(30,468)	(30,468)

Loss from operations						(12,308)
Other income					81,205	81,205
Provision for income taxes					(21,191)	(21,191)
Cumulative effect of change in accounting principle					(919)	(919)

Net income						$46,787

(1)	Items are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three years ended December 31, 2002. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenues and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

(2)	The Americas’ revenue includes $0.7 million and $59.7 million for the years ended December 31, 2001 and 2000, respectively, from U.S. fulfillment, a business which the Company exited in connection with the fourth quarter 2000 restructuring, and SHPS, Incorporated, a previously wholly-owned subsidiary of the Company, which was sold in June 2000. The Company continues to operate its European fulfillment business. Additionally, income (loss) from operations includes income of $0.1 million and a loss of $1.4 million for the years ended December 2001 and 2000, respectively, from SHPS and U.S. fulfillment.

The Americas’ and EMEA’s revenue also includes $5.0 million and $3.6 million, respectively, for the year ended December 31, 2000 from the Company’s localization operations, a business which the Company exited in connection with the fourth quarter 2000 restructuring. Additionally, income (loss) from operations for the Americas and EMEA includes a loss of $0.5 million and $0.3 million, respectively, for the year ended December 31, 2000 from localization.

     The Americas’ revenue includes $71.6 million, or 15.8% of consolidated revenues, $58.5 million, or 11.8% of consolidated revenues, and $35.6 million, or 6.3% of consolidated revenues, for the years ended December 31, 2002, 2001 and 2000, respectively, from a major provider of communications services.

     In addition, revenues include $54.6 million, or 12.1% of consolidated revenues, $46.2 million, or 9.3% of consolidated revenues, and $38.6 million, or 6.8% of consolidated revenues, for the years ended December 31, 2002, 2001 and 2000, respectively, from a major provider of software and related services. This includes $52.3 million, $43.8 million and $28.2 million in revenue from the Americas for the years ended December 31, 2002, 2001 and 2000, respectively, and $2.3 million, $2.4 million and $10.4 million in revenue from EMEA for the years ended December 31, 2002, 2001 and 2000, respectively.

     Information about the Company’s operations by geographic location is as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Revenues(1):
United States	$201,497	$250,285	$335,166
Canada	57,297	51,229	46,792
Costa Rica	19,992	11,131	8,310
Philippines	17,951	14,606	13,140
Other	2,448	956	873

Total Americas	299,185	328,207	404,281

Germany	57,191	68,856	70,024
United Kingdom	48,976	57,690	78,758
Sweden	24,682	19,927	24,008
Other	22,703	22,042	26,535

Total EMEA	153,552	168,515	199,325

Total	$452,737	$496,722	$603,606

Long-lived assets:
United States	$71,667	$100,125	$110,660
Canada	8,831	9,791	8,948
Costa Rica	3,966	3,361	1,665
Philippines	4,857	1,975	1,193
Other	1,716	473	475

Total Americas	91,037	115,725	122,941

Germany	6,604	7,572	7,533
United Kingdom	9,537	15,553	21,932
Sweden	1,428	1,606	2,060
Other	5,846	4,911	6,237

Total EMEA	23,415	29,642	37,762

Total	$114,452	$145,367	$160,703

(1)	Revenues are attributed to countries based on location of customer.

     Revenues for the Company’s products and services are as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Technical support and customer service and fulfillment	$428,081	$460,142	$550,920
Technical staffing and consultative professional services	24,656	36,580	52,686

Total	$452,737	$496,722	$603,606

Note 19. Related Party Transactions

     During 2000, the Company terminated its ten-year operating lease agreement with the Company’s Chairman (and majority shareholder) for its corporate aircraft and paid a lease termination fee of $3.5 million. This lease termination payment is included in restructuring and other charges in the accompanying Consolidated Statement of Operations for the year ended December 31, 2000. Since the lease termination, the Company has paid the Chairman (and majority shareholder) $0.6 million, $0.8 million and $0.2 million for the use of the corporate aircraft in 2002, 2001 and 2000, respectively. The lease expense for the year ended December 31, 2000, exclusive of lease termination payments, was $0.3 million.

     The Board of Directors determined that a note receivable of $0.4 million due from the Company’s Chairman (and majority shareholder) was a corporate expense to be forgiven and charged against income for the year ended December 31, 2001.

     During 2001, we terminated an arrangement with a company, in which the Chairman (and majority shareholder) has an 80% equity interest. For the years ended December 31, 2001 and 2000, we paid this company $0.5 million and $0.3 million, respectively, for management and site development services.

     A member of the Board of Directors of the Company received broker commissions from the Company’s 401(k) investment firm of $0.05 million, $0.03 million and $0.03 million for the years ended December 31, 2002, 2001 and 2000, respectively, and insurance commissions for the placement of the Company’s various corporate insurance programs of $0.08 million for each of the three years ended December 31, 2002, 2001 and 2000, respectively. This arrangement was terminated in 2002.

Schedule II—Valuation and Qualifying Accounts
Years ended December 31, 2002, 2001 and 2000

		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
(In thousands)	of Period	Expenses	Reclassifications(1)	Deductions(2)	Period

Allowance for doubtful accounts:
Year ended December 31, 2002	$4,183	$1,472	$—	$553	$5,102
Year ended December 31, 2001	7,260	2,575	—	5,652	4,183
Year ended December 31, 2000	2,440	7,621	—	2,801	7,260
Domestic current deferred tax asset valuation allowance:
Year ended December 31, 2002	$—	$—	$—	$—	$—
Year ended December 31, 2001	1,819	—	(1,819)	—	—
Year ended December 31, 2000	—	1,819	—	—	1,819
Foreign current deferred tax asset valuation allowance:
Year ended December 31, 2002	$—	$—	$—	$—	$—
Year ended December 31, 2001	1,815	—	(1,815)	—	—
Year ended December 31, 2000	1,240	1,593	—	1,018	1,815
Domestic non-current deferred tax asset valuation allowance:
Year ended December 31, 2002	$3,912	$400	$—	$—	$4,312
Year ended December 31, 2001	348	3,564	—	—	3,912
Year ended December 31, 2000	2,894	—	—	2,546	348
Foreign non-current deferred tax valuation allowance:
Year ended December 31, 2002	$11,390	$5,587	$—	$1,375	$15,602
Year ended December 31, 2001	—	7,034	4,363	7	11,390
Year ended December 31, 2000	—	—	—	—	—

(1)	Amounts have been reclassified for reporting purposes.

(2)	Write-offs and recoveries.