Form 10-Q
period 2003-03-31
SYKES ENTERPRISES INC
filed 2003-05-12
CIK 1010612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No.	0-28274

Sykes Enterprises, Incorporated

(Exact name of Registrant as specified in its charter)

Florida	56-1383460

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

400 North Ashley Drive, Tampa, FL 33602

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:	(813) 274-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes	[X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes	[X]	No [ ]

As of May 8, 2003, there were 40,306,473 outstanding shares of common stock.

PART I
Item 1 — Financial Statements and Independent Accountants’ Report.
Sykes Enterprises, Incorporated and Subsidiaries Notes To Condensed Consolidated Financial Statements
INDEPENDENT ACCOUNTANTS’ REPORT
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4 — Controls and Procedures
Part II — OTHER INFORMATION.
Item 1 — Legal Proceedings.
Item 6 — Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
Ex-15 Financial Information Letter
Ex-99.1 CEO Certification
Ex-99.2 CFO Certification

PART I

Item 1 — Financial Statements and Independent Accountants’ Report.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except per share data)

	March 31,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$62,111	$79,480
Receivables	95,800	74,303
Prepaid expenses and other current assets	12,432	9,724

Total current assets	170,343	163,507
Property and equipment, net	104,148	109,618
Goodwill, net	4,942	4,834
Deferred charges and other assets	17,163	17,585

	$296,596	$295,544

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$46	$52
Accounts payable	11,127	12,200
Accrued employee compensation and benefits	34,811	33,792
Other accrued expenses and current liabilities	16,028	16,348

Total current liabilities	62,012	62,392
Deferred grants	34,319	35,067
Deferred revenue	16,615	15,739
Other long-term liabilities	2	1

Total liabilities	112,948	113,199

Contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 43,516 and 43,491 issued	435	435
Additional paid-in capital	162,173	162,117
Retained earnings	72,396	72,208
Accumulated other comprehensive loss	(9,725)	(11,101)

	225,279	223,659
Treasury stock at cost; 3,199 shares and 3,099 shares	(41,631)	(41,314)

Total shareholders’ equity	183,648	182,345

	$296,596	$295,544

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
Three Months Ended March 31, 2003 and March 31, 2002
(Unaudited)

(in thousands, except per share data)	2003	2002

Revenues	$117,286	$116,743

Operating expenses:
Direct salaries and related costs	77,356	72,722
General and administrative	39,907	39,375

Total operating expenses	117,263	112,097

Income from operations	23	4,646

Other income (expense):
Interest, net	285	50
Other	(23)	38

Total other income (expense)	262	88

Income before provision for income taxes	285	4,734
Provision for income taxes	97	1,515

Net income	$188	$3,219

Net income per share:
Basic	$0.00	$0.08

Diluted	$0.00	$0.08

Weighted average shares:
Basic	40,368	40,346

Diluted	40,371	40,633

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended March 30, 2002, Nine Months Ended December 31, 2002 and
Three Months Ended March 31, 2003
(Unaudited)

					Accumulated
	Common	Common	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

Balance at January 1, 2002	43,300	$433	$160,907	$90,839	$(20,212)	$(40,755)	$191,212
Issuance of common stock	76	1	419	—	—	—	420
Comprehensive income:
Net income for the three months ended March 31, 2002	—	—	—	3,219	—	—	3,219
Foreign currency translation adjustment	—	—	—	—	(682)	—	(682)

Total							2,537

Balance at March 31, 2002	43,376	434	161,326	94,058	(20,894)	(40,755)	194,169
Issuance of common stock	115	1	565	—	—	—	566
Purchase of treasury stock	—	—	—	—	—	(559)	(559)
Tax-effect of non-qualified exercise of stock options	—	—	226	—	—	—	226
Comprehensive loss:
Net loss for the nine months ended December 31, 2002	—	—	—	(21,850)	—	—	(21,850)
Foreign currency translation adjustment	—	—	—	—	9,793	—	9,793

Total							(12,057)

Balance at December 31, 2002	43,491	435	162,117	72,208	(11,101)	(41,314)	182,345
Issuance of common stock	25	—	56	—	—	—	56
Purchase of treasury stock	—	—	—	—	—	(317)	(317)
Comprehensive income:
Net income for the three months ended March 31, 2003	—	—	—	188	—	—	188
Foreign currency translation adjustment	—	—	—	—	1,376	—	1,376

Total							1,564

Balance at March 31, 2003	43,516	$435	$162,173	$72,396	$(9,725)	$(41,631)	$183,648

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2003 and March 31, 2002
(Unaudited)

(in thousands)	2003	2002

Cash flows from operating activities:
Net income	$188	$3,219
Depreciation and amortization	8,862	7,965
Deferred income tax provision	433	754
Loss (gain) on disposal of property and equipment	68	(40)
Changes in assets and liabilities:
Receivables	(16,841)	7,818
Prepaid expenses and other current assets	(2,694)	(355)
Deferred charges and other assets	180	29
Accounts payable	(1,171)	1,450
Income taxes payable	(3,695)	(3,842)
Accrued employee compensation and benefits	729	(729)
Other accrued expenses and current liabilities	26	2,932
Deferred revenue	(934)	(1,295)
Other long-term liabilities	2	25

Net cash (used for) provided by operating activities	(14,847)	17,931

Cash flows from investing activities:
Capital expenditures	(3,532)	(5,027)
Proceeds from sale of property and equipment	14	72

Net cash used for investing activities	(3,518)	(4,955)

Cash flows from financing activities:
Paydowns under revolving line of credit agreements	(1,600)	—
Borrowings under revolving line of credit agreements	1,600	—
Payments of long-term debt	(11)	(13)
Proceeds from issuance of stock	56	420
Purchase of treasury stock	(317)	—

Net cash (used for) provided by financing activities	(272)	407

Effects of exchange rates on cash	1,268	(342)

Net (decrease) increase in cash and cash equivalents	(17,369)	13,041
Cash and cash equivalents — beginning	79,480	50,002

Cash and cash equivalents — ending	$62,111	$63,043

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$142	$148
Income taxes	$3,232	$2,678

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Three months ended March 31, 2003 and March 31, 2002
(Unaudited)

Sykes Enterprises, Incorporated and consolidated subsidiaries (“Sykes” or the “Company”) provides customer management solutions and services to companies primarily within the technology/consumer, communications, financial services, and the transportation and leisure industries. Sykes provides flexible, high quality customer support outsourcing solutions with an emphasis on inbound technical support and customer service. Utilizing Sykes’ integrated onshore/offshore global delivery model, Sykes provides its services through multiple communication channels encompassing phone, e-mail, web and chat. Sykes complements its customer support outsourcing services with technical staffing (in the United States) and fulfillment services (in Europe) designed to deliver services to meet each company’s unique customer management needs. The Company has operations in two geographic regions entitled (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim and (2) EMEA, which includes Europe, the Middle East, and Africa. The Company includes India and the Asia Pacific Rim in the Americas region as the client base is primarily U.S. based companies that are using the Company’s services in these locations to support their customer management needs.

Note 1 — Basis of Presentation, Stock-Based Compensation and Recent Accounting Pronouncements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In addition, certain reclassifications have been made for consistent presentation. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission (SEC).

Stock-Based Compensation—The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under SFAS No. 123, companies have the option to measure compensation costs for stock options using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, compensation expense is generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. Since employee stock options are granted on this basis and the Company has chosen to use the intrinsic value method, no compensation expense is recognized for stock option grants.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Three months ended March 31, 2003 and March 31, 2002
(Unaudited)

Note 1 — Basis of Presentation, Stock-Based Compensation and Recent Accounting Pronouncements (continued)

Stock-Based Compensation (continued)

If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2003	2002

Net Income (Loss):
Reported net income	$188	$3,219
Add stock-based employee compensation expense, included in reported net income, net of tax	—	—
Deduct stock-based employee compensation expense determined under fair value method, net of tax	(658)	(3,620)

Pro forma net income (loss)	$(470)	$(401)

Net Income (Loss) Per Share:
Basic, as reported	$0.00	$0.08
Basic, pro forma	$(0.01)	$(0.01)
Diluted, as reported	$0.00	$0.08
Diluted, pro forma	$(0.01)	$(0.01)

Recent Accounting Pronouncements — In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company has not yet determined whether they will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and (or) normal use of the asset. The Company implemented the provisions of SFAS No. 143 effective January 1, 2003. The impact of this adoption did not have a material effect on the financial condition, results of operations, or cash flows of the Company.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Three months ended March 31, 2003 and March 31, 2002
(Unaudited)

Note 1 — Basis of Presentation, Stock-Based Compensation and Recent Accounting Pronouncements (continued)

Recent Accounting Pronouncements (continued)

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other provisions, SFAS No. 145 rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt are no longer reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 must be reclassified to income from continuing operations in all prior periods presented. The Company implemented the provisions of SFAS No. 145 effective January 1, 2003. The adoption of this statement had no impact on the financial condition, results of operations, or cash flows of the Company.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facilities closing, or other exit or disposal activity initiated after December 31, 2002. The statement requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others.” This interpretation requires the Company to record, at the inception of a guarantee, the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. Funding under the guarantee is to be recorded as a reduction of the liability. After funding has ceased, the remaining liability is recognized in the income statement on a straight-line basis over the remaining term of the guarantee.

The Company adopted the disclosure provisions of FIN No. 45 in the fourth quarter of 2002 and the initial recognition and initial measurement provisions on a prospective basis for all guarantees issued after December 31, 2002. This interpretation did not have a material effect on the financial condition, results of operations, or cash flows of the Company. The existing guarantees, which are not subject to the measurement provisions of FIN No. 45, relate to guarantees in connection with debt between Sykes Enterprises, Incorporated and certain of its consolidated subsidiaries totaling $8.1 million as of March 31, 2003.

Note 2 — Contingencies

     During 2002, a consolidated class action lawsuit against the Company was pending in the United States District Court for the Middle District of Florida, Tampa Division, captioned: In re Sykes Enterprises, Inc. Securities Litigation (hereinafter the “Class Action Litigation”). The plaintiffs purported to assert claims on behalf of a class of purchasers of the Company’s common stock during the period from July 27, 1998 through September 18, 2000. The consolidated action claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Among other things, the consolidated action alleged that during 2000, 1999 and 1998, the Company and certain of its officers made materially false statements concerning the Company’s financial condition and its future prospects. The consolidated complaint also claimed that certain of the Company’s quarterly financial statements during 1999 and 1998 were not prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated action sought compensatory and other damages, and costs and expenses associated with the litigation. Although the Company denied the plaintiff’s allegations and has defended the action vigorously, due to the extremely high costs and risks of litigation, as well as

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Three months ended March 31, 2003 and March 31, 2002
(Unaudited)

Note 2 — Contingencies (continued)

the drain on management time and attention, the Company agreed to a settlement of the Class Action Litigation with the plaintiffs. The settlement resulted in a cash payment of $30.0 million. Insurance amounts, after payment of litigation expenses, covered $16.6 million of the settlement and the Company paid the remaining amount of $13.4 million. The Company recorded a $13.8 million charge for the uninsured portion of the Class Action Litigation settlement and associated legal costs during the third quarter of 2002. The settlement was approved by the court and the Class Action Litigation was dismissed March 7, 2003.

During 2002, two shareholder derivative lawsuits were pending in the Hillsborough County, Florida, Circuit Court against certain current and former members of the Company’s Board of Directors and Officers. These suits were captioned Clarence S. Gurerra v. Sykes Enterprises, Incorporated, et. al., and James Bunde v. Sykes Enterprises, Incorporated, et. al. While the Company was a nominal defendant in these suits, both were purportedly instituted by shareholders of the Company on the Company’s behalf, and no damages or other relief were sought from the Company. Both suits alleged breach of fiduciary duties and mismanagement by the defendant directors and officers arising out of the facts and circumstances alleged in the Class Action Litigation. The Bunde lawsuit also named Ernst & Young, LLP, the Company’s former accountants, as a defendant and alleged breach of contract and negligence by Ernst & Young arising out of the facts and circumstances alleged in the Class Action Litigation. The suits sought, on behalf of the Company, disgorgement of profits allegedly made by certain officers and directors through the sale of Company stock while in possession of inside information and other unspecified damages and relief. The plaintiffs voluntarily dismissed the Bunde case on February 11, 2003 and the Gurerra case was dismissed by the court on April 22, 2003.

The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s future financial position or results of operations.

Note 3 — Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes rules for the reporting of comprehensive income and its components. Total comprehensive income was $1.6 million and $2.5 million the three months ended March 31, 2003 and 2002, respectively.

Note 4 — Restructuring and Other Charges

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

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Three months ended March 31, 2003 and March 31, 2002
(Unaudited)

     Note 4 — Restructuring and Other Charges (continued)

     2002 Charges (continued)

In connection with the 2002 restructuring, the Company reduced the number of employees by 470 during 2002 and by 183 during the first quarter of 2003 and expects to reduce the number of employees by an additional 139 during the remainder of 2003. The plan is expected to be completed by the fourth quarter of 2003.

In connection with the contractual expiration of the two technology client contracts previously mentioned, the Company also recorded additional depreciation expense of $1.2 million in the fourth quarter of 2002 and $1.3 million in the first quarter of 2003 primarily related to a specialized technology platform which is no longer utilized upon the expiration of the contracts in March 2003.

The following table summarizes the 2002 restructuring and other charges and related activity in 2003 (none in the comparable 2002 period) (in thousands):

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	March 31,
Three Months ended March 30, 2003:	2003	Outlays	Changes	2003(1)

Severance and related costs	$4,696	$(1,270)	$—	$3,426
Lease termination costs	1,827	(167)	—	1,660
Other restructuring costs	1,852	(730)	—	1,122

Total	$8,375	$(2,167)	$—	$6,208

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets, except $3.4 million of severance and related costs which is included in “Accrued employee compensation and benefits”.

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

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Three months ended March 31, 2003 and March 31, 2002
(Unaudited)

Note 4 — Restructuring and Other Charges (continued)

2001 Charges (continued)

The following table summarizes the 2001 restructuring and other charges and related activity in 2003 and 2002 (in thousands):

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	March 31,
Three Months ended March 31, 2003:	2003	Outlays	Changes	2003

Severance and related costs	$153	$(50)	$—	$103	(1)
Lease termination costs	161	(21)	—	140	(2)
Other restructuring costs	32	—	—	32	(2)

Total	$346	$(71)	$—	$275

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	March 31,
Three Months ended March 31, 2002:	2002	Outlays	Changes	2002

Severance and related costs	$1,423	$(607)	$—	$816	(1)
Lease termination costs	1,355	(253)	—	1,102	(2)
Write-down of property, equipment, and capitalized costs	3,220	—	(3,220)	—
Other restructuring costs	292	(48)	—	244	(2)

Total	$6,290	$(908)	$(3,220)	$2,162

(1)	Included in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Three months ended March 31, 2003 and March 31, 2002
(Unaudited)

Note 4 — Restructuring and Other Charges (continued)

2000 Charges (continued)

The following tables summarize the 2000 accrual for restructuring and other charges and related activity in 2003 and 2002 (in thousands):

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	March 31,
Three Months Ended March 31, 2003:	2003	Outlays	Changes	2003

Severance and related costs	$1,053	$(103)	$—	$950 (1)
Lease termination costs	120	—	—	120 (2)

Total	$1,173	$(103)	$—	$1,070

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	March 31,
Three Months ended March 31, 2002:	2002	Outlays	Changes	2002

Severance and related costs	$1,485	$(215)	$—	$1,270	(1)
Lease termination costs	143	(23)	—	120	(2)

Total	$1,628	$(238)	$—	$1,390

(1)	Included in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

Note 5 — Borrowings

The Company’s $40.0 million revolving credit facility, as amended effective September 30, 2002, with a group of lenders (the “Amended Credit Facility”) includes a $10.0 million swingline subfacility, a $15.0 million letter of credit subfacility and a $25.0 million multi-currency subfacility. Borrowings under the Amended Credit Facility are restricted to 85% of eligible accounts receivable.

The Amended Credit Facility, which is subject to certain financial covenants and borrowing limitations, may be used to provide working capital and for general corporate purposes and to fund future acquisitions. The Amended Credit Facility accrues interest, at the Company’s option, at (a) the lender’s base rate plus an applicable margin up to 1.5%, (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.5%, or (c) the Interbank Offered Rate (“IBOR”) plus an applicable margin up to 2.5% that varies with the Company’s debt levels and certain financial ratios. In addition, a commitment fee of up to 0.75% is charged on the unused portion of the Amended Credit Facility on a quarterly basis. The borrowings under the Amended Credit Facility, which terminates May 31, 2005, are guaranteed by a pledge of all of the common stock of each of the Company’s domestic material subsidiaries and 65% of the stock of each of the Company’s direct foreign material subsidiaries. The Amended Credit Facility prohibits, without the consent of the lenders, the Company from incurring additional indebtedness, limits certain investment advances or loans and restricts substantial asset sales, capital expenditures, stock repurchases and dividends. The Amended Credit Facility also includes a maximum judgment limitation of $2.5 million and other unsecured indebtedness of $2.0 million, requires cash and cash equivalents of $40.0 million and a minimum of eligible accounts receivable of $23.8 million. There were no outstanding balances on the Amended Credit Facility as of March 31, 2003.

Note 6 — Income Taxes

The Company’s effective tax rate was 34.0% and 32.0% for the three months ended March 31, 2003 and 2002, respectively. The increase in the effective tax rate in 2003 compared to the same period last year is a result of shifts in the Company’s actual and projected mix of earnings within tax jurisdictions. The Company’s effective tax rate

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Three months ended March 31, 2003 and March 31, 2002
(Unaudited)

Note 6 — Income Taxes (continued)

differs from the statutory federal income tax rate primarily due to the effects of foreign, state and local income taxes, foreign income not subject to federal and state income taxes, valuations on net operating loss carryforwards and foreign asset basis step up, non-deductible intangibles and other permanent differences.

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

Note 7 — Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options using the treasury stock method.

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Basic:
Weighted average common shares outstanding	40,368	40,346
Diluted:
Dilutive effect of stock options	3	287

Total weighted average diluted shares outstanding	40,371	40,633

On August 5, 2002, the Company’s Board of Directors authorized the purchase of up to an additional three million shares of its outstanding common stock. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. The Company’s revolving credit facility (see Note 5 “Borrowings”) limits the dollar amount of stock that may be repurchased by the Company. As of March 31, 2003, the Company had repurchased 199 thousand common shares at prices ranging between $3.11 to $6.75 per share for a total cost of $0.9 million.

Note 8 — Segment Reporting and Major Clients

The Company operates within two regions, the “Americas” and “EMEA” which represented 65.5% and 34.5%, respectively, of the Company’s consolidated revenues for the three months ended March 31, 2003 and 69.1% and 30.9%, respectively, of the Company’s consolidated revenues for the comparable 2002 period. Each region

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Three months ended March 31, 2003 and March 31, 2002
(Unaudited)

Note 8 — Segment Reporting and Major Clients (continued)

represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The Company aligned its business into these two segments to more effectively manage the business and support the customer care needs of every client and in response to the changing demands of the Company’s global customers and the implementation of the customer centric model. The customer centric model reflects the philosophy throughout the organization and was formally implemented in connection with the Company’s continued efforts to concentrate resources on its core competencies and focus on the needs of its clients. In 2003, the Company began to evaluate the performance of its reportable segments before allocation of corporate resources, primarily its corporate headquarters costs. Accordingly, these costs are no longer included in the income (loss) from operations for each of the reportable segments. The reportable segments consist of (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, and provides customer outsourcing solutions (with an emphasis on technical support and customer service) and technical staffing and (2) EMEA. EMEA, which includes Europe, the Middle East and Africa, provides customer outsourcing solutions (with an emphasis on technical support and customer service) and fulfillment services. The sites within India and the Asia Pacific Rim are included in the Americas region given the nature of the business and client profile, which is primarily made up of U.S. based companies that are using the Company’s services in these locations to support their customer management needs.

Information about the Company’s reportable segments for the three months ended March 31, 2003 compared to the corresponding prior year period, as revised to reflect the change in segments to exclude corporate resources no longer allocated to the segments, is as follows (in thousands):

				Consolidated
Three Months Ended March 31, 2003:	Americas	EMEA	Other (1)	Total

Revenues	$76,836	$40,450		$117,286
Depreciation and amortization	6,324	2,538		8,862

Income (loss) from operations	$5,469	$418	$(5,864)	$23
Other income			262	262
Provision for income taxes			97	97

Net income				$188

Three Months Ended March 31, 2002:
Revenues	$80,705	$36,038		$116,743
Depreciation and amortization	5,623	2,342		7,965

Income (loss) from operations	$9,477	$1,892	$(6,723)	$4,646
Other income			88	88
Provision for income taxes			1,515	1,515

Net income				$3,219

(1)	Other items (including corporate costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three months ended March 31, 2003 and 2002. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2002. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income from operations, and does not include segment assets or other income and expense items for management reporting purposes.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Three months ended March 31, 2003 and March 31, 2002
(Unaudited)

Note 8 — Segment Reporting and Major Clients (continued)

The Americas’ revenues included $19.6 million, or 16.7% of consolidated revenues, and $14.6 million, or 12.5% of consolidated revenues, for the three months ended March 31, 2003 and 2002, respectively, from a major provider of communications services.

In addition, total consolidated revenues included $15.6 million, or 13.3% of consolidated revenues and $14.3 million, or 12.3% of consolidated revenues, for the three months ended March 31, 2003 and 2002, respectively, from a leading software and services provider. This included $15.2 million in revenue from the Americas and $0.4 million in revenue from EMEA for the three months ended March 31, 2003 and $13.7 million in revenue from the Americas and $0.6 million in revenue from EMEA for the comparable 2002 period.

          INDEPENDENT ACCOUNTANTS’ REPORT

          To the Board of Directors and Shareholders of
          Sykes Enterprises, Incorporated

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of March 31, 2003, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002, and of changes in shareholders’ equity for the three-month periods ended March 31, 2003 and 2002 and the nine-month period ended December 31, 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 10, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

          /s/ Deloitte & Touche LLP
          Certified Public Accountants

          Tampa, Florida
          April 24, 2003

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and in the Sykes Enterprises, Incorporated (“Sykes,” “our”, “we” or “us”) Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

Our discussion and analysis may contain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, and projections about Sykes, our beliefs, and assumptions made by us. In addition, other written or oral statements, which constitute forward-looking statements, may be made from time to time by us. Words such as “believe,” “estimate,” “project,” “expect,” “intend,” “may,” “anticipate,” “plan,” “seek,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this report. Our actual results may differ materially from what is expressed or forecasted in such forward-looking statements, and undue reliance should not be placed on such statements. All forward-looking statements are made as of the date hereof, and we undertake no obligation to update any such forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the timing of significant orders for our products and services, (ii) variations in the terms and the elements of services offered under our standardized contract including those for future bundled service offerings, (iii) changes in applicable accounting principles or interpretations of such principles, (iv) difficulties or delays in implementing our bundled service offerings, (v) failure to achieve sales, marketing and other objectives, (vi) construction delays of new technical and customer support centers, (vii) delays in our ability to develop new products and services and market acceptance of new products and services, (viii) rapid technological change, (ix) loss of significant customers, (x) risks inherent in conducting business abroad, (xi) currency fluctuations, (xii) fluctuations in business conditions and the economy, (xiii) our ability to attract and retain key management personnel, (xiv) our ability to continue the growth of our support service revenues through additional technical and customer service centers, (xv) our ability to further penetrate into vertically integrated markets, (xvi) our ability to expand our global presence through internal growth, strategic alliances and selective acquisitions, (xvii) our ability to continue to establish a competitive advantage through sophisticated technological capabilities, (xviii) the ultimate outcome of any lawsuits, (xix) our ability to recognize deferred revenue through delivery of products or satisfactory performance of services, (xx) our dependence on trend toward outsourcing, (xxi) risk of emergency interruption of technical and customer support center operations, (xxii) the existence of substantial competition and (xxiii) other risk factors listed from time to time in our registration statements and reports as filed with the Securities and Exchange Commission.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended
	March 31,

	2003	2002

Revenues	$117,286	$116,743
Direct salaries and related costs	$77,356	$72,722
Percentage of revenues	66.0%	62.3%
General and administrative expenses	$39,907	$39,375
Percentage of revenues	34.0%	33.7%
Income from operations	$23	$4,646
Percentage of revenues	0.0%	4.0%

The following table summarizes our revenues, for the periods indicated, by geographic region (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Revenues:
Americas	$76,836	$80,705
EMEA	40,450	36,038

Consolidated	$117,286	$116,743

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues

For the three months ended March 31, 2003, we recorded consolidated revenues of $117.3 million, an increase of $0.6 million or 0.5% from $116.7 million of consolidated revenues for the comparable 2002 period.

On a geographic segmentation, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 65.5%, or $76.8 million for the three months ended March 31, 2003 compared to 69.1%, or $80.7 million for the comparable 2002 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 34.5%, or $40.5 million for the three months ended March 31, 2003 compared to 30.9%, or $36.0 million for the comparable 2002 period.

The decrease in the Americas’ revenue of $3.9 million, or 4.8%, for the three months ended March 31, 2003 was primarily attributable to the phasing out of a U.S. based original equipment manufacturer technology client effective June 1, 2002. This decrease was partially offset by an increase in revenues from our offshore markets, including India, the Asia Pacific Rim and Latin America operations. These operations represented 13.2% of consolidated revenues for the three months ended March 31, 2003 compared to 8.0% for the comparable 2002 period. As our offshore business grows and becomes a larger percentage of revenues, our total revenue and revenue growth rate may decline since the average offshore revenue per seat is less than it is in the United States and Europe. This lower average revenue per seat is generally offset by higher operating margins in the offshore markets.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Revenues (continued)

The increase in EMEA’s revenue of $4.5 million, or 12.2% for the three months ended March 31, 2003, was primarily related to the strengthening Euro, which positively impacted revenues for the three months ended March 31, 2003 by approximately $7.4 million compared to the Euro in the same period in 2002. Without this foreign currency benefit, EMEA’s revenues would have declined $2.9 million compared with last year due to the continued softness in the worldwide economy.

Direct Salaries and Related Costs

Direct salaries and related costs increased $4.6 million or 6.4% to $77.3 million for the three months ended March 31, 2003, from $72.7 million in the comparable 2002 period. As a percentage of revenues, direct salaries and related costs increased to 66.0% in 2003 from 62.3% for the comparable 2002 period. This increase was primarily attributable to an increase in staffing and training costs associated with the ramp-up of new business in our offshore markets and duplicate costs from certain European centers that were not yet consolidated in connection with our 2002 restructuring plan.

General and Administrative

General and administrative expenses increased $0.5 million or 1.4% to $39.9 million for the three months ended March 31, 2003, from $39.4 million in the comparable 2002 period. The increase in the dollar amount of general and administrative expenses was principally attributable to $1.3 million in additional depreciation expense related to the expiration of two technology client contracts in March 2003, higher lease costs associated with expansion of offshore facilities and higher insurance and compliance costs, net of a decrease in professional fees of $0.8 million due to an overall reduction in the use of outside consultants and certain initial cost savings related to the fourth quarter 2002 restructuring plan. Although the strengthening Euro positively impacted revenues, it negatively impacted general and administrative expenses for the three months ended March 31, 2003 by approximately $2.5 million compared to the Euro in the same period in 2002. As a percentage of revenues, general and administrative expenses increased to 34.0% in 2003 from 33.7% for the comparable 2002 period.

Other Income and Expense

Other income was $0.3 million for the three months ended March 31, 2003 compared to $0.1 million for the comparable 2002 period. The increase of $0.2 million was primarily attributable to an increase in interest earned on cash and cash equivalents.

Provision for Income Taxes

The provision for income taxes decreased $1.4 million to $0.1 million for the three months ended March 31, 2003 from $1.5 million for the comparable 2002 period. This decrease was primarily attributable to the decrease in income for the three months ended March 31, 2003 net of an increase in the effective tax rate as a result of shifts in our mix of earnings within tax jurisdictions. The effective tax rate was 34.0% for the three months ended March 31, 2003 and 32.0% for the comparable 2002 period. The effective tax rate differs from the statutory federal income tax rate primarily due to the effects of foreign, state and local income taxes, foreign income not subject to U.S. federal and state income taxes, valuations on net operating loss carryforwards and foreign asset basis step-up, non-deductible intangibles and other permanent differences. We currently anticipate an overall effective tax rate of 34.0% to 36.0% for the full 2003 year.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Net Income (Loss)

As a result of the foregoing, income from operations for the three months ended March 31, 2003 of $23.0 thousand decreased $4.6 million from the comparable 2002 period. As previously discussed, this decrease was principally attributable to a $4.6 million increase in direct salaries and related costs and a $0.5 million increase in general and administrative costs offset by a $0.5 million increase in revenues in the first quarter of 2003 compared to the same period in 2002. The $4.6 million lower income from operations was offset by a $1.4 million lower tax provision and higher other income of $0.2 million resulting in lower net income of $3.0 million for the three months ended March 31, 2003 compared to the same period in 2002.

Liquidity and Capital Resources

Our primary sources of liquidity are generally cash flows generated from operations and from available borrowings under our revolving credit facilities. We have utilized our capital resources to make capital expenditures associated primarily with our customer support services, invest in technology applications and tools to further develop our service offerings and for working capital and other general corporate purposes, including repurchase of our common stock in the open market and to fund possible acquisitions. In future periods, we intend similar uses of these funds.

During the three months ended March 31, 2003, we used $14.9 million in cash for operating activities, $3.5 million in funds for investments in capital expenditures and $0.3 million to repurchase stock in the open market resulting in a $17.4 million decrease in available cash (net of the effects of international currency exchange rates on cash of $1.3 million).

Net cash flows used for operating activities for the three months ended March 31, 2003 were $14.9 million compared to net cash flows provided by operating activities of $17.9 million for the comparable 2002 period. The $32.8 million decrease in net cash flows from operating activities was due to a decrease in net income of $3.0 million and a net increase in assets and liabilities of $30.5 million offset by a net increase in non-cash expenses of $0.7 million. The net increase in assets and liabilities of $30.5 million was due to a $24.7 million increase in receivables, an increase in other assets of $2.2 million and a decrease in accounts payable and other accrued accounts of $3.6 million. The increase in receivables was primarily due to the timing of payments for certain client receivables, which were subsequently received in the first part of April 2003.

Capital expenditures, which are generally funded by cash generated from operating activities and borrowings available under our credit facilities, were $3.5 million for the three months ended March 31, 2003 compared to $5.0 million for the comparable 2002 period, a decline of $1.5 million. In the three months ended March 31, 2003, approximately 89% of the capital expenditures were the result of investing in new and existing customer support centers, primarily offshore, and 11% was expended primarily for maintenance and systems infrastructure. In 2003, we anticipate capital expenditures in the range of $25.0 million to $30.0 million.

The primary sources of cash flows from financing activities are from borrowings under our $40.0 million revolving credit facility, as amended effective September 30, 2002 (the “Amended Credit Facility”). The Amended Credit Facility includes a $10.0 million swingline subfacility, a $15.0 million letter of credit subfacility and a $25.0 million multi-currency subfacility. Borrowings under the Amended Credit Facility are restricted to 85% of eligible accounts receivable.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Liquidity and Capital Resources (continued)

The Amended Credit Facility, which is subject to certain financial covenants and borrowing limitations, may be used to provide working capital and for general corporate purposes and to fund future acquisitions. The Amended Credit Facility accrues interest, at our option, at (a) the lender’s base rate plus an applicable margin up to 1.5%, (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.5%, or (c) the Interbank Offered Rate (“IBOR”) plus an applicable margin up to 2.5% that varies with debt levels and certain financial ratios. In addition, a commitment fee of up to 0.75% is charged on the unused portion of the Amended Credit Facility on a quarterly basis. The borrowings under the Amended Credit Facility, which terminates May 31, 2005, are guaranteed by a pledge of all of the common stock of each of our domestic material subsidiaries and 65% of the stock of each of our direct foreign material subsidiaries. The Amended Credit Facility prohibits, without the consent of the lenders, Sykes from incurring additional indebtedness, limits certain investment advances or loans and restricts substantial asset sales, capital expenditures, stock repurchases and dividends. The Amended Credit Facility also includes a maximum judgment limitation of $2.5 million and other unsecured indebtedness of $2.0 million, requires cash and cash equivalents of $40.0 million and a minimum of eligible accounts receivable of $23.8 million. There were no outstanding balances on the Amended Credit Facility as of March 31, 2003. At March 31, 2003, we were in compliance with all loan requirements of the Amended Credit Facility. At March 31, 2003, we had $62.1 million in cash and approximately $37.5 million of availability under our Amended Credit Facility. Substantially all of the cash balances at March 31, 2003 are held in international operations and may be subject to additional taxes if repatriated to the United States.

We believe that our current cash levels, accessible funds under our credit facilities and cash flows from future operations will be adequate to meet anticipated working capital needs, our future debt repayment requirements (if any), continued expansion objectives and anticipated levels of capital expenditures for the foreseeable future.

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

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis Financial Condition of
and Results of Operations

Results of Operations (continued)

Critical Accounting Policies and Estimates (continued)

We believe the following accounting policies are the most critical since these policies require significant judgment or involve complex estimations that are important to the portrayal of our financial condition and operating results:

•     We recognize revenue associated with the grants of land and the cash grants for the acquisition of property, buildings and equipment for customer support centers over the corresponding useful lives of the related assets. Should the useful lives of these assets change for reasons such as the sale or disposal of the property, the amount of revenue recognized would be adjusted accordingly. Deferred grants totaled $34.3 million at March 31, 2003. Income from operations included amortization of the deferred grants of $0.8 million for the three months ended March 31, 2003.

•     We maintained allowances for doubtful accounts of $5.4 million at March 31, 2003 or 5.6% of receivables, for estimated losses arising from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required which would reduce income from operations.

•     We maintain valuation allowances to reduce the deferred tax assets for the amount that is more likely than not to be recognized. While we consider taxable income in assessing the need for a valuation allowance, in the event we determine we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment would be made and income increased in the period of such determination. Likewise, in the event we determine we would not be able to realize all or part of the net deferred tax assets in the future, an adjustment would be made and charged against income in the period of such determination.

•     We hold a minority interest in SHPS, Incorporated as a result of the sale of a 93.5% ownership interest in June 2000. We account for this remaining interest at cost, which was $2.1 million at March 31, 2003. We will record an impairment charge or loss if we believe the investment had experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment; and therefore, might require an impairment charge in the future.

•     We review long-lived assets, which had a carrying value of $109.1 million at March 31, 2003, including goodwill, for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge or loss. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment; and therefore, might require an impairment charge in the future.

•     Self-insurance related liabilities of $2.6 million at March 31, 2003 include estimates for, among other things, projected settlements for known and anticipated claims for worker’s compensation and employee health insurance. Key variables in determining such estimates include past claims history, number of covered employees and projected future claims. We periodically evaluate and, if necessary, adjust the estimates based on information currently available. Revisions to these estimates, which could result in adjustments to the liability and additional charges, would be recorded in the period when such adjustments or charges are known.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis Financial Condition of
and Results of Operations

Results of Operations (continued)

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. We have not yet determined whether we will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and (or) normal use of the asset. We implemented the provisions of SFAS No. 143 effective January 1, 2003. The impact of this adoption did not have a material effect on our financial condition, results of operations, or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other provisions, SFAS No. 145 rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt are no longer reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 must be reclassified to income from continuing operations in all prior periods presented. We implemented the provisions of SFAS No. 145 effective January 1, 2003. The adoption of this statement had no impact on our financial condition, results of operations, or cash flows.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others.” This interpretation requires us to record, at the inception of a guarantee, the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. Funding under the guarantee is to be recorded as a reduction of the liability. After funding has ceased, the remaining liability is recognized in the income statement on a straight-line basis over the remaining term of the guarantee.

We adopted the disclosure provisions of FIN No. 45 in the fourth quarter of 2002 and the initial recognition and initial measurement provisions on a prospective basis for all guarantees issued after December 31, 2002. This interpretation did not have a material effect on our financial condition, results of operations, or cash flows. The existing guarantees, which are not subject to the measurement provisions of FIN No. 45, relate to guarantees in connection with debt between Sykes Enterprises, Incorporated and certain of its consolidated subsidiaries totaling $8.1 million as of March 31, 2003.

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

Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facilities. Based on our level of variable rate debt outstanding during the three-month period ended March 31, 2003, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would not have had a material impact on our annual interest expense. At March 31, 2003, we had no debt outstanding at variable interest rates. We have not historically used derivative instruments to manage exposure to changes in interest rates.

Fluctuations in Quarterly Results

For the year ended December 31, 2002, quarterly revenues as a percentage of total consolidated annual revenues were approximately 26%, 25%, 24% and 25%, respectively, for each of the respective quarters of the year. We have experienced and anticipate that in the future we will continue to experience variations in quarterly revenues. The variations are due to the timing of new contracts and renewal of existing contracts, the timing of the expenses incurred to support new business, the timing and frequency of client spending for customer support services, non-U.S. currency fluctuations, and the seasonal pattern of technical and customer support, and fulfillment services.

Item 4 — Controls and Procedures

Within 90 days prior to the date of this report, we, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures are alerting them in a timely manner to material information required to be included in our periodic Securities and Exchange Commission reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Since the date of this evaluation, there have not been any significant changes in the internal controls, or in other factors that could significantly affect these controls since the evaluation date.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2003

     Part II — OTHER INFORMATION.

Item 1 — Legal Proceedings.

     A.     Class Action Litigation

During 2002, a consolidated class action lawsuit against Sykes was pending in the United States District Court for the Middle District of Florida, Tampa Division, captioned: In re Sykes Enterprises, Inc. Securities Litigation (hereinafter the “Class Action Litigation”). The plaintiffs purported to assert claims on behalf of a class of purchasers of Sykes’ common stock during the period from July 27, 1998 through September 18, 2000. The consolidated action claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Among other things, the consolidated action alleged that during 2000, 1999 and 1998, Sykes and certain of its officers made materially false statements concerning Sykes’ financial condition and its future prospects. The consolidated complaint also claimed that certain of Sykes’ quarterly financial statements during 1999 and 1998 were not prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated action sought compensatory and other damages, and costs and expenses associated with the litigation. Although we denied the plaintiff’s allegations and have defended the action vigorously, due to the extremely high costs and risks of litigation, as well as the drain on management time and attention, we agreed to a settlement of the Class Action Litigation with the plaintiffs. The settlement resulted in a cash payment of $30.0 million. Insurance amounts, after payment of litigation expenses, covered $16.6 million of the settlement and we paid the remaining amount of $13.4 million. We recorded a $13.8 million charge for the uninsured portion of the Class Action Litigation settlement and associated legal costs during the third quarter of 2002. The settlement was approved by the court and the Class Action Litigation was dismissed March 7, 2003.

During 2002, two shareholder derivative lawsuits were pending in the Hillsborough County, Florida, Circuit Court against certain current and former members of the Sykes’ Board of Directors and Officers. These suits were captioned Clarence S. Gurerra v. Sykes Enterprises, Incorporated, et. al., and James Bunde v. Sykes Enterprises, Incorporated, et. al. While Sykes was a nominal defendant in these suits, both were purportedly instituted by shareholders of Sykes on Sykes’ behalf, and no damages or other relief were sought from the Company. Both suits alleged breach of fiduciary duties and mismanagement by the defendant directors and officers arising out of the facts and circumstances alleged in the Class Action Litigation. The Bunde lawsuit also named Ernst & Young, LLP, our former accountants, as a defendant and alleged breach of contract and negligence by Ernst & Young arising out of the facts and circumstances alleged in the Class Action Litigation. The suits sought, on behalf of Sykes, disgorgement of profits allegedly made by certain officers and directors through the sale of Sykes’ stock while in possession of inside information and other unspecified damages and relief. The plaintiffs voluntarily dismissed the Bunde case on February 11, 2003 and the Gurerra case was dismissed by the court on April 22, 2003.

B. Other Litigation.

     Sykes, from time to time, is involved in legal actions arising in the ordinary course of business. With respect to these matters, we believe that we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2003

Item 4 — Submission of Matters to a Vote of Security Holders.

a.	The Annual Meeting of Shareholders was held on May 1, 2003.

b.	The following member of the Board of Directors was re-elected to fill a vacancy in Class I and to serve until the 2005 Annual Meeting and until his successors is elected and qualified.

	For	Against	Abstain

Ernest J. Milani	36,794,200	—	1,383,993

                The following members of the Board of Directors were re-elected to fill vacancies in Class III and to serve until the 2006
                Annual Meeting and until their successors are elected and qualified.

	For	Against	Abstain

John H. Sykes	37,253,904	—	924,289
Furman P. Bodenheimer, Jr.	37,272,921	—	905,272
William J. Meurer	36,667,998	—	1,510,195

                The following members of the Board of Directors whose term of office as a director continued after the meeting:

Peter C. Browning H. Parks Helms Gordon H. Loetz	Linda McClintock-Greco Thomas F. Skelly

c.	The following matters were voted upon at the Annual Meeting of Shareholders:

                The proposal to ratify Deloitte & Touche as the principal independent public accountants for the year 2003 was approved as follows:

For	Against	Abstain

37,295,726	873,129	9,338

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2003

Item 6 — Exhibits and Reports on Form 8-K.

(a)	Exhibits

The following documents are filed as an exhibit to this Report:

15	Letter regarding unaudited interim financial information.

99.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

99.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

(b)	Reports on Form 8-K

We filed a current report on Form 8-K, under Item 12 dated April 28, 2003, with the Securities and Exchange Commission on April 29, 2003, announcing our financial results for the three-month period ended March 31, 2003.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED (Registrant)

Date: May 12, 2003	By:	/s/ W. Michael Kipphut

W. Michael Kipphut Group Executive, Senior Vice President — Finance (Principal Financial and Accounting Officer)

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2003

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

Date: May 12, 2003	/s/ John H. Sykes

John H. Sykes, Chairman and Chief Executive Officer (Principal Executive Officer)

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2003

CERTIFICATIONS

I, W. Michael Kipphut, Group Executive, Senior Vice President — Finance of Sykes Enterprises, Incorporated, certify that:

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

Date: May 12, 2003	/s/ W. Michael Kipphut

W. Michael Kipphut Group Executive, Senior Vice President — Finance (Principal Financial and Accounting Officer)

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2003

EXHIBIT INDEX

Exhibit
Number

15	Letter regarding unaudited interim financial information.

99.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

99.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.