Form 10-Q
period 2003-06-30
SYKES ENTERPRISES INC
filed 2003-08-11
CIK 1010612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

_____________________________________________to______________________________

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

Yes  [X]                   No [  ]

As of August 6, 2003, there were 40,410,993 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

     PART I – FINANCIAL INFORMATION.

Item 1 – Financial Statements and Independent Accountants’ Report.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except per share data)

	June 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$75,382	$79,480
Receivables	82,256	74,303
Prepaid expenses and other current assets	13,506	9,724

Total current assets	171,144	163,507
Property and equipment, net	106,451	109,618
Goodwill, net	5,090	4,834
Deferred charges and other assets	17,960	17,585

	$300,645	$295,544

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$39	$52
Accounts payable	12,746	12,200
Accrued employee compensation and benefits	31,500	33,792
Other accrued expenses and current liabilities	14,538	16,348

Total current liabilities	58,823	62,392
Deferred grants	33,572	35,067
Deferred revenue	17,574	15,739
Other long-term liabilities	8	1

Total liabilities	109,977	113,199

Contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 43,550 and 43,491 issued	436	435
Additional paid-in capital	162,279	162,117
Retained earnings	74,949	72,208
Accumulated other comprehensive loss	(5,365)	(11,101)

	232,299	223,659
Treasury stock at cost; 3,199 shares and 3,099 shares	(41,631)	(41,314)

Total shareholders’ equity	190,668	182,345

	$300,645	$295,544

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
Three and Six Months Ended June 30, 2003 and June 30, 2002
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share data)	2003	2002	2003	2002

Revenues	$118,949	$112,829	$236,235	$229,572

Operating expenses:
Direct salaries and related costs	76,508	70,156	153,864	142,878
General and administrative	38,875	38,033	78,782	77,408

Total operating expenses	115,383	108,189	232,646	220,286

Income from operations	3,566	4,640	3,589	9,286

Other income (expense):
Interest, net	352	(39)	637	11
Other	(51)	(330)	(74)	(292)

Total other income (expense)	301	(369)	563	(281)

Income before provision for income taxes	3,867	4,271	4,152	9,005
Provision for income taxes	1,314	1,547	1,411	3,062

Net income	$2,553	$2,724	$2,741	$5,943

Net income per share:
Basic	$0.06	$0.07	$0.07	$0.15

Diluted	$0.06	$0.07	$0.07	$0.15

Weighted average shares:
Basic	40,350	40,432	40,365	40,389

Diluted	40,424	40,772	40,397	40,670

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Six Months Ended June 30, 2002, Six Months Ended December 31, 2002 and
Six Months Ended June 30, 2003
(Unaudited)

					Accumulated
	Common	Common	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

Balance at January 1, 2002	43,300	$433	$160,907	$90,839	$(20,212)	$(40,755)	$191,212
Issuance of common stock	155	2	927	—	—	—	929
Comprehensive income:
Net income for the six months ended June 30, 2002	—	—	—	5,943	—	—	5,943
Foreign currency translation adjustment	—	—	—	—	6,185	—	6,185

Total							12,128

Balance at June 30, 2002	43,455	435	161,834	96,782	(14,027)	(40,755)	204,269
Issuance of common stock	36	—	57	—	—	—	57
Purchase of treasury stock	—	—	—	—	—	(559)	(559)
Tax benefit of non-qualified exercise of stock options	—	—	226	—	—	—	226
Comprehensive loss:
Net loss for the six months ended December 31, 2002	—	—	—	(24,574)	—	—	(24,574)
Foreign currency translation adjustment	—	—	—	—	2,926	—	2,926

Total							(21,648)

Balance at December 31, 2002	43,491	435	162,117	72,208	(11,101)	(41,314)	182,345
Issuance of common stock	59	1	162	—	—	—	163
Purchase of treasury stock	—	—	—	—	—	(317)	(317)
Comprehensive income:
Net income for the six months ended June 30, 2003	—	—	—	2,741	—	—	2,741
Foreign currency translation adjustment	—	—	—	—	5,736	—	5,736

Total							8,477

Balance at June 30, 2003	43,550	$436	$162,279	$74,949	$(5,365)	$(41,631)	$190,668

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2003 and June 30, 2002
(Unaudited)

(in thousands)	2003	2002

Cash flows from operating activities:
Net income	$2,741	$5,943
Depreciation and amortization	16,246	16,235
Deferred income tax provision	462	606
Loss on disposal of property and equipment	175	201
Changes in assets and liabilities:
Receivables	(11,112)	8,307
Prepaid expenses and other current assets	(3,606)	(567)
Deferred charges and other assets	(416)	(459)
Accounts payable	131	(564)
Income taxes payable	6,614	4,314
Accrued employee compensation and benefits	(4,016)	527
Other accrued expenses and current liabilities	(1,751)	(824)
Deferred revenue	(1,233)	(822)
Other long-term liabilities	7	222

Net cash provided by operating activities	4,242	33,119

Cash flows from investing activities:
Capital expenditures	(12,445)	(9,111)
Acquisition of intangible assets	—	(1,808)
Proceeds from sale of property and equipment	29	174

Net cash used for investing activities	(12,416)	(10,745)

Cash flows from financing activities:
Paydowns under revolving line of credit agreements	(1,600)	—
Borrowings under revolving line of credit agreements	1,600	—
Payments of long-term debt	(21)	(23)
Proceeds from issuance of stock	163	929
Purchase of treasury stock	(317)	—

Net cash (used for) provided by financing activities	(175)	906

Effects of exchange rates on cash	4,251	3,119

Net (decrease) increase in cash and cash equivalents	(4,098)	26,399
Cash and cash equivalents — beginning	79,480	50,002

Cash and cash equivalents — ending	$75,382	$76,401

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$291	$625
Income taxes	$5,975	$4,794

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2003 and June 30, 2002
(Unaudited)

Sykes Enterprises, Incorporated and consolidated subsidiaries (“Sykes” or the “Company”) provides customer management solutions and services to companies primarily in the technology, consumer, communications, financial services, and the transportation and leisure industries. Sykes provides flexible, high quality customer support outsourcing solutions with an emphasis on inbound technical support and customer service. Utilizing Sykes’ integrated onshore/offshore global delivery model, Sykes provides its services through multiple communication channels encompassing phone, e-mail, web and chat. Sykes complements its customer support outsourcing services with technical staffing (in the United States) and fulfillment services (in Europe) designed to deliver solutions to meet each company’s unique customer management needs. The Company has operations in two geographic regions entitled (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim and (2) EMEA, which includes Europe, the Middle East, and Africa. The Company includes Latin America, India and the Asia Pacific Rim in the Americas region as the client base is primarily U.S. based companies that are using the Company’s services in these locations to support their customer management needs.

Note 1 – Basis of Presentation, Stock-Based Compensation, Long-Lived Assets, Foreign Currency Translation and Recent Accounting Pronouncements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In addition, certain reclassifications have been made for consistent presentation. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission (SEC).

Stock-Based Compensation - The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under SFAS No. 123, companies have the option to continue measuring compensation costs for stock options using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, compensation expense is generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. Since employee stock options are granted on this basis and the Company has chosen to use the intrinsic value method, no compensation expense is recognized for stock option grants.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2003 and June 30, 2002
(Unaudited)

Note 1 – Basis of Presentation, Stock-Based Compensation, Long-Lived Assets, Foreign Currency Translation and Recent Accounting Pronouncements - (continued)

Stock-Based Compensation (continued)

If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net Income (Loss):
Reported net income	$2,553	$2,724	$2,741	$5,943
Add stock-based employee compensation expense, included in reported net income, net of tax	—	—	—	—
Deduct stock-based employee compensation expense determined under fair value method, net of tax benefit	(483)	(2,596)	(1,141)	(6,216)

Pro forma net income (loss)	$2,070	$128	$1,600	$(273)

Net Income (Loss) Per Share:
Basic, as reported	$0.06	$0.07	$0.07	$0.15
Basic, pro forma	$0.05	$0.00	$0.04	$(0.01)
Diluted, as reported	$0.06	$0.07	$0.07	$0.15
Diluted, pro forma	$0.05	$0.00	$0.04	$(0.01)

Long-Lived Assets - The carrying value of long-lived assets to be held and used, including identifiable intangible assets, are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value.

Currently, the Company has three U.S. customer support centers that were closed in connection with the 2002 and 2001 restructuring plans and one U.S. customer support center that is expected to close in August 2003 as a result of global expansion plans in offshore markets, including Latin America, India and the Asia Pacific Rim. As of June 30, 2003, the Company determined that its long-lived assets, including those at the four aforementioned customer support centers, are not impaired.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2003 and June 30, 2002
(Unaudited)

Note 1 – Basis of Presentation, Stock-Based Compensation, Long-Lived Assets, Foreign Currency Translation and Recent Accounting Pronouncements - (continued)

Foreign Currency Translation - The assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is other than the U.S. Dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income, but is included in accumulated other comprehensive income (loss), which is reflected as a separate component of shareholders’ equity. Foreign currency transactional gains and losses are included in determining net income. Such gains and losses are not material for any period presented and are included in other income (expense) in the accompanying Condensed Consolidated Statements of Income.

Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and (or) normal use of the asset. The Company implemented the provisions of SFAS No. 143 effective January 1, 2003. The impact of this adoption did not have a material effect on the financial condition, results of operations, or cash flows of the Company.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facilities closing, or other exit or disposal activity initiated after December 31, 2002. The statement requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated on or after January 1, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company has not yet determined whether it will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2003 and June 30, 2002
(Unaudited)

Note 1 – Basis of Presentation, Stock-Based Compensation, Long-Lived Assets, Foreign Currency Translation and Recent Accounting Pronouncements - (continued)

Recent Accounting Pronouncements - (continued)

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

The Company adopted the disclosure provisions of FIN No. 45 in the fourth quarter of 2002 and the initial recognition and initial measurement provisions on a prospective basis for all guarantees issued after December 31, 2002. This interpretation did not have a material effect on the financial condition, results of operations, or cash flows of the Company. The existing guarantees, which are not subject to the measurement provisions of FIN No. 45, relate to guarantees in connection with debt between Sykes Enterprises, Incorporated and certain of its consolidated subsidiaries totaling $8.0 million as of June 30, 2003.

Note 2 – Contingencies

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
Six months ended June 30, 2003 and June 30, 2002
(Unaudited)

Note 2 – Contingencies (continued)

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

Note 3 – Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes rules for the reporting of comprehensive income and its components. Total comprehensive income was $6.9 million and $9.6 million for the three months ended June 30, 2003 and 2002, respectively, and $8.5 million and $12.1 million for the six months ended June 30, 2003 and 2002, respectively.

Note 4 — Restructuring and Other Charges

2002 Charges

In October 2002, the Company approved a restructuring plan to close and consolidate two U.S. and three European customer support centers, to reduce capacity within the European fulfillment operations and to write-off certain specialized e-commerce assets primarily in response to the October 2002 notification of the contractual expiration of two technology client programs in March 2003 with approximate annual revenues of $25.0 million. The restructuring plan was designed to reduce costs and bring the Company’s infrastructure in-line with the current business environment. Related to these actions, the Company recorded restructuring and other charges in the fourth quarter of 2002 of $20.8 million primarily for the write-off of certain assets, lease termination and severance costs. In connection with the 2002 restructuring, the Company reduced the number of employees by 470 during 2002 and by 309 during the first half of 2003 and expects to reduce the number of employees pursuant to the restructuring by an additional 13 during the remainder of 2003. The plan is expected to be completed by the fourth quarter of 2003.

In connection with the contractual expiration of the two technology client contracts previously mentioned, the Company also recorded additional depreciation expense of $1.2 million in the fourth quarter of 2002 and $1.3 million in the first quarter of 2003 primarily related to a specialized technology platform which was no longer utilized upon the expiration of the contracts in March 2003.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2003 and June 30, 2002
(Unaudited)

Note 4 – Restructuring and Other Charges (continued)

2002 Charges (continued)

The following tables summarize the 2002 plan accrued liability for restructuring and other charges and related activity in 2003 (none in the comparable 2002 period) (in thousands):

	Balance at		Other	Balance at
	April 1,	Cash	Non-Cash	June 30,
	2003	Outlays	Changes	2003(1)
Three Months Ended June 30, 2003:
Severance and related costs	$3,426	$(1,954)	$—	$1,472
Lease termination costs	1,660	(611)	—	1,049
Other restructuring costs	1,122	(194)	—	928

Total	$6,208	$(2,759)	$—	$3,449

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	June 30,
	2003	Outlays	Changes	2003(1)
Six Months Ended June 30, 2003:
Severance and related costs	$4,696	$(3,224)	$—	$1,472
Lease termination costs	1,827	(778)	—	1,049
Other restructuring costs	1,852	(924)	—	928

Total	$8,375	$(4,926)	$—	$3,449

(1)  Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets, except $1.5 million of severance and related costs which is included in “Accrued employee compensation and benefits”.

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

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2003 and June 30, 2002
(Unaudited)

Note 4 – Restructuring and Other Charges (continued)

2001 Charges (continued)

The following tables summarize the 2001 plan accrued liability for restructuring and other charges and related activity in 2003 and 2002 (in thousands):

	Balance at		Other	Balance at
	April 1,	Cash	Non-Cash	June 30,
	2003	Outlays	Changes	2003
Three Months Ended June 30, 2003:
Severance and related costs	$103	$—	$—	$103	(1)
Lease termination costs	140	(100)	—	40	(2)
Other restructuring costs	32	—	—	32	(2)

Total	$275	$(100)	$—	$175

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	June 30,
	2003	Outlays	Changes	2003
Six Months Ended June 30, 2003:
Severance and related costs	$153	$(50)	$—	$103	(1)
Lease termination costs	161	(121)	—	40	(2)
Other restructuring costs	32	—	—	32	(2)

Total	$346	$(171)	$—	$175

	Balance at		Other	Balance at
	April 1,	Cash	Non-Cash	June 30,
	2002	Outlays	Changes	2002
Three Months Ended June 30, 2002:
Severance and related costs	$816	$(302)	$—	$514	(1)
Lease termination costs	1,102	(190)	—	912	(2)
Other restructuring costs	244	(147)	—	97	(2)

Total	$2,162	$(639)	$—	$1,523

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	June 30,
	2002	Outlays	Changes	2002
Six Months Ended June 30, 2002:
Severance and related costs	$1,423	$(909)	$—	$514	(1)
Lease termination costs	1,355	(443)	—	912	(2)
Write-down of property, equipment, and capitalized costs	3,220	—	(3,220)	—
Other restructuring costs	292	(195)	—	97	(2)

Total	$6,290	$(1,547)	$(3,220)	$1,523

(1)  Included in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.

(2)  Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2003 and June 30, 2002
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

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2003 and June 30, 2002
(Unaudited)

Note 4 – Restructuring and Other Charges (continued)

2000 Charges (continued)

The following tables summarize the 2000 plan accrued liability for restructuring and other charges and related activity in 2003 and 2002 (in thousands):

	Balance at		Other	Balance at
	April 1,	Cash	Non-Cash	June 30,
	2003	Outlays	Changes	2003
Three Months Ended June 30, 2003:
Severance and related costs	$950	$(125)	$—	$825 (1)
Lease termination costs	120	—	—	120 (2)

Total	$1,070	$(125)	$—	$945

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	June 30,
	2003	Outlays	Changes	2003
Six Months Ended June 30, 2003:
Severance and related costs	$1,053	$(228)	$—	$825 (1)
Lease termination costs	120	—	—	120 (2)

Total	$1,173	$(228)	$—	$945

	Balance at		Other	Balance at
	April 1,	Cash	Non-Cash	June 30,
	2002	Outlays	Changes	2002
Three Months Ended June 30, 2002:
Severance and related costs	$1,270	$(196)	$—	$1,074 (1)
Lease termination costs	120	—	—	120 (2)

Total	$1,390	$(196)	$—	$1,194

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	June 30,
	2002	Outlays	Changes	2002
Six Months Ended June 30, 2002:
Severance and related costs	$1,485	$(411)	$—	$1,074 (1)
Lease termination costs	143	(23)	—	120 (2)

Total	$1,628	$(434)	$—	$1,194

(1)  Included in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.

(2)  Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2003 and June 30, 2002
(Unaudited)

Note 5 – Borrowings

The Company amended its $40.0 million revolving credit facility with a group of lenders (the “Amended Credit Facility”), effective as of June 30, 2003, to eliminate the quarterly capital expenditures limitation of $7.5 million in 2003 and to increase the cumulative four quarter maximum capital expenditures limitation to $35.0 million beginning with the quarter ended June 30, 2003 (previously $25.0 million). The Amended Credit Facility includes a $10.0 million swingline subfacility, a $15.0 million letter of credit subfacility and a $25.0 million multi-currency subfacility. Borrowings under the Amended Credit Facility are restricted to 85% of eligible accounts receivable. Absent the amendment and even though there were no outstanding balances on the existing revolving credit facility as of June 30, 2003, the Company would have been in violation of the capital expenditures limitation of $7.5 million for the quarter ended June 30, 2003.

The Amended Credit Facility, which is subject to certain financial covenants and borrowing limitations, may be used to provide working capital and for general corporate purposes and to fund future acquisitions. The Amended Credit Facility accrues interest, at the Company’s option, at (a) the lender’s base rate plus an applicable margin up to 1.5%, (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.5%, or (c) the Interbank Offered Rate (“IBOR”) plus an applicable margin up to 2.5% that varies with the Company’s debt levels and certain financial ratios. In addition, a commitment fee of up to 0.75% is charged on the unused portion of the Amended Credit Facility on a quarterly basis. The borrowings under the Amended Credit Facility, which terminates May 31, 2005, are guaranteed by a pledge of all of the common stock of each of the Company’s domestic material subsidiaries and 65% of the stock of each of the Company’s direct foreign material subsidiaries. The Amended Credit Facility prohibits, without the consent of the lenders, the Company from incurring additional indebtedness, limits certain investment advances or loans and restricts substantial asset sales, capital expenditures, stock repurchases and dividends. The Amended Credit Facility also includes a maximum judgment limitation of $2.5 million and other unsecured indebtedness of $2.0 million, requires cash and cash equivalents of $40.0 million and a minimum of eligible accounts receivable of $23.8 million. There were no outstanding balances on the Amended Credit Facility as of June 30, 2003. At June 30, 2003, the Company had approximately $30.3 million of availability under the Amended Credit Facility.

Note 6 – Income Taxes

The Company’s effective tax rate was 34.0% for the six months ended June 30, 2003 and June 30, 2002. The Company’s effective tax rate differs from the statutory federal income tax rate of 35.0% primarily due to the effects of non-deductible intangibles and other permanent differences, state income taxes, varying foreign income tax rates and requisite valuation allowances.

Earnings associated with the Company’s investments in its foreign subsidiaries are considered to be permanently invested and no provision for United States federal and state income taxes on those earnings or translation adjustments has been provided.

Certain German subsidiaries of the Company are under examination by the German tax authorities for a period covering January 1, 1997 through December 31, 2000. In addition, the Company is currently under examination by several states for sales and use taxes and franchise taxes for various periods. In the opinion of management, any liability that may arise from the prior periods as a result of these examinations is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2003 and June 30, 2002
(Unaudited)

Note 7 – Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options using the treasury stock method.

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Basic:
Weighted average common shares outstanding	40,350	40,432	40,365	40,389
Diluted:
Dilutive effect of stock options	74	340	32	281

Total weighted average diluted shares outstanding	40,424	40,772	40,397	40,670

On August 5, 2002, the Company’s Board of Directors authorized the purchase of up to an additional three million shares of its outstanding common stock. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. The Company’s revolving credit facility (see Note 5 “Borrowings”) limits the dollar amount of stock that may be repurchased by the Company. As of June 30, 2003, the Company had repurchased 199 thousand common shares at prices ranging between $3.11 to $6.75 per share for a total cost of $0.9 million.

Note 8 – Termination of the Employee Stock Purchase Plan

Effective June 30, 2003, the Company’s Board of Directors decided to terminate the Company’s Employee Stock Purchase Plan (the “Plan”) due to limited employee participation and costs associated with administrating the Plan. Accordingly, the remaining 0.8 million shares of the Company’s common stock previously reserved are no longer available for future issuance under the Plan as of June 30, 2003.

Note 9 – Segment Reporting and Major Clients

The Company operates within two regions, the “Americas” and “EMEA” which represented 67.2% and 32.8%, respectively, of the Company’s consolidated revenues for the three months ended June 30, 2003 and 66.4% and 33.6%, respectively, of the Company’s consolidated revenues for the six months ended June 30, 2003. In the comparable 2002 periods, the Americas and EMEA regions represented 66.3% and 33.7%, respectively, of the Company’s consolidated revenues for the three months ended June 30, 2002 and 67.8% and 32.2%, respectively, of the Company’s consolidated revenues for the six months ended June 30, 2002. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The Company aligned its business into these two segments to more effectively manage the business and support the customer care needs of every client and to respond to the changing demands of the Company’s global customers and the implementation of the customer centric model. The customer centric model reflects the philosophy throughout the organization and was formally implemented in connection with the Company’s continued efforts to concentrate resources on its core competencies and focus on the needs of its clients. In the first quarter of 2003, the Company began to evaluate the performance of its reportable segments before allocation of corporate resources, primarily its corporate headquarters costs. Accordingly, effective January 1, 2003, these costs are no longer included

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2003 and June 30, 2002
(Unaudited)

Note 9 – Segment Reporting and Major Clients (continued)

in the income (loss) from operations for each of the reportable segments. The reportable segments consist of (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, and provides customer outsourcing solutions (with an emphasis on technical support and customer service) and technical staffing and (2) EMEA, which includes Europe, the Middle East and Africa, and provides customer outsourcing solutions (with an emphasis on technical support and customer service) and fulfillment services. The sites within Latin America, India and the Asia Pacific Rim are included in the Americas region given the nature of the business and client profile, which is primarily made up of U.S. based companies that are using the Company’s services in these locations to support their customer management needs.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2003 and June 30, 2002
(Unaudited)

Note 9 – Segment Reporting and Major Clients (continued)

Information about the Company’s reportable segments for the three and six months ended June 30, 2003 compared to the corresponding prior year periods, as revised to reflect the change in segments to exclude corporate resources no longer allocated to the segments, is as follows (in thousands):

				Consolidated
	Americas	EMEA	Other (1)	Total

Three Months Ended June 30, 2003:
Revenues	$79,922	$39,027		$118,949
Depreciation and amortization	4,809	2,575		7,384
Income (loss) from operations	$9,114	$6	$(5,554)	$3,566
Other income			301	301
Provision for income taxes			1,314	1,314

Net income				$2,553

Three Months Ended June 30, 2002:
Revenues	$74,851	$37,978		$112,829
Depreciation and amortization	5,760	2,510		8,270
Income (loss) from operations	$8,717	$1,592	$(5,669)	$4,640
Other expense			(369)	(369)
Provision for income taxes			1,547	1,547

Net income				$2,724

				Consolidated
	Americas	EMEA	Other(1)	Total

Six Months Ended June 30, 2003:
Revenues	$156,758	$79,477		$236,235
Depreciation and amortization	11,133	5,113		16,246
Income (loss) from operations	$14,583	$424	$(11,418)	$3,589
Other income			563	563
Provision for income taxes			1,411	1,411

Net income				$2,741

Six Months Ended June 30, 2002:
Revenues	$155,556	$74,016		$229,572
Depreciation and amortization	11,383	4,852		16,235
Income (loss) from operations	$18,194	$3,484	$(12,392)	$9,286
Other expense			(281)	(281)
Provision for income taxes			3,062	3,062

Net income				$5,943

(1) Other items (including corporate costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2002. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income from operations, and does not include segment assets or other items for management reporting purposes.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2003 and June 30, 2002
(Unaudited)

Note 9 – Segment Reporting and Major Clients (continued)

Information about the Company’s reportable segments for each of the four quarters ended December 31, 2002 and the year ended December 31, 2002, as revised to reflect the change in segments to exclude corporate resources no longer allocated to the segments, is as follows (in thousands):

				Consolidated
	Americas	EMEA	Other (1)	Total

Three Months Ended March 31, 2002:
Revenues	$80,705	$36,038		$116,743
Depreciation and amortization	5,623	2,342		7,965
Income (loss) from operations	$9,477	$1,892	$(6,723)	$4,646
Other income			88	88
Provision for income taxes			1,515	1,515

Net income				$3,219

Three Months Ended June 30, 2002:
Revenues	$74,851	$37,978		$112,829
Depreciation and amortization	5,760	2,510		8,270
Income (loss) from operations	$8,717	$1,592	$(5,669)	$4,640
Other expense			(369)	(369)
Provision for income taxes			1,547	1,547

Net income				$2,724

Three Months Ended September 30, 2002:
Revenues	$70,339	$39,319		$109,658
Depreciation and amortization	5,406	3,441		8,847
Income (loss) from operations	$6,545	$(644)	$(3,738)	$2,163
Other expense			(12,269)	(12,269)
Benefit for income taxes			(3,436)	(3,436)

Net loss				$(6,670)

Three Months Ended December 31, 2002:
Revenues	$73,290	$40,217		$113,507
Depreciation and amortization	6,356	2,900		9,256
Income (loss) from operations before restructuring and other charges and impairment of long-lived assets	$3,943	$(439)	$(4,904)	$(1,400)
Restructuring and other charges			(20,814)	(20,814)
Impairment of long-lived assets			(1,475)	(1,475)

Income (loss) from operations				(23,689)
Other income			344	344
Benefit for income taxes			(5,441)	(5,441)

Net loss				$(17,904)

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2003 and June 30, 2002
(Unaudited)

Note 9 – Segment Reporting and Major Clients (continued)

				Consolidated
	Americas	EMEA	Other (1)	Total

Year Ended December 31, 2002:
Revenues	$299,185	$153,552		$452,737
Depreciation and amortization	23,145	11,193		34,338
Income (loss) from operations before restructuring and other charges and impairment of long-lived assets	$28,682	$2,401	$(21,034)	$10,049
Restructuring and other charges			(20,814)	(20,814)
Impairment of long-lived assets			(1,475)	(1,475)

Income (loss) from operations				(12,240)
Other expense			(12,206)	(12,206)
Benefit for income taxes			(5,815)	(5,815)

Net loss				$(18,631)

(1) Other items (including corporate costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2002. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income from operations, and does not include segment assets or other items for management reporting purposes.

The Americas’ revenues included $19.7 million, or 16.6% of consolidated revenues, and $39.6 million, or 16.8% of consolidated revenues, for the three and six months ended June 30, 2003, respectively, from a major provider of communications services. This compared to $16.5 million, or 14.6% of consolidated revenues, and $31.1 million, or 13.5% of consolidated revenues, for the three and six months ended June 30, 2002, respectively. Effective May 1, 2003, the Company entered into a subcontractor services agreement (the “Agreement”) with a leading management consulting company, who entered into a primary services agreement with this major provider of communication services. Under the terms of this Agreement, the Company will continue to provide the products and services necessary to support and assist the consulting company in the management and performance of its primary services agreement.

In addition, total consolidated revenues included $14.8 million, or 12.5% of consolidated revenues and $30.5 million, or 12.9% of consolidated revenues, for the three and six months ended June 30, 2003, from a leading software and services provider. This included $14.7 million in revenue from the Americas and $0.1 million in revenue from EMEA for the three months ended June 30, 2003 and $30.0 million in revenue from the Americas and $0.5 million in revenue from EMEA for the six months ended June 30, 2003. In the comparable 2002 periods, this provider represented $12.7 million, or 11.2% of consolidated revenues, and $27.0 million, or 11.8% of consolidated revenues, for the three and six months ended June 30, 2002, respectively. This included $12.2 million in revenue from the Americas and $0.5 million in revenue from EMEA for the three months ended June 30, 2002 and $25.9 million in revenue from the Americas and $1.1 million in revenue from EMEA for the six months ended June 30, 2002.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of
Sykes Enterprises, Incorporated:

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of June 30, 2003, and the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 2003 and 2002, of cash flows for the six-month periods ended June 30, 2003 and 2002, and of changes in shareholders’ equity for the six-month periods ended June 30, 2003, December 31, 2002, and June 30, 2002. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2002, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 10, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
July 28, 2003

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

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the timing of significant orders for our products and services, (ii) variations in the terms and the elements of services offered under our standardized contract including those for future bundled service offerings, (iii) changes in applicable accounting principles or interpretations of such principles, (iv) difficulties or delays in implementing our bundled service offerings, (v) failure to achieve sales, marketing and other objectives, (vi) construction delays of new technical and customer support centers, (vii) delays in our ability to develop new products and services and market acceptance of new products and services, (viii) rapid technological change, (ix) loss or addition of significant clients, (x) risks inherent in conducting business abroad, (xi) currency fluctuations, (xii) fluctuations in business conditions and the economy, (xiii) our ability to attract and retain key management personnel, (xiv) our ability to continue the growth of our support service revenues through additional technical and customer service centers, (xv) our ability to further penetrate into vertically integrated markets, (xvi) our ability to expand our global presence through strategic alliances and selective acquisitions, (xvii) our ability to continue to establish a competitive advantage through sophisticated technological capabilities, (xviii) the ultimate outcome of any lawsuits, (xix) our ability to recognize deferred revenue through delivery of products or satisfactory performance of services, (xx) our dependence on trend toward outsourcing, (xxi) risk of emergency interruption of technical and customer support center operations, (xxii) the existence of substantial competition, (xxiii) the early termination of contracts by clients and (xxiv) other risk factors listed from time to time in our registration statements and reports as filed with the Securities and Exchange Commission.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$118,949	$112,829	$236,235	$229,572
Direct salaries and related costs	$76,508	$70,156	$153,864	$142,878
Percentage of revenues	64.3%	62.2%	65.1%	62.2%
General and administrative expenses	$38,875	$38,033	$78,782	$77,408
Percentage of revenues	32.7%	33.7%	33.4%	33.7%
Income from operations	$3,566	$4,640	$3,589	$9,286
Percentage of revenues	3.0%	4.1%	1.5%	4.0%

The following table summarizes our revenues, for the periods indicated, by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Americas	$79,922	$74,851	$156,758	$155,556
EMEA	39,027	37,978	79,477	74,016

Consolidated	$118,949	$112,829	$236,235	$229,572

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues

For the three months ended June 30, 2003, we recorded consolidated revenues of $118.9 million, an increase of $6.1 million or 5.4% from $112.8 million of consolidated revenues for the comparable 2002 period.

On a geographic segmentation basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 67.2%, or $79.9 million for the three months ended June 30, 2003 compared to 66.3%, or $74.8 million for the comparable 2002 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 32.8%, or $39.0 million for the three months ended June 30, 2003 compared to 33.7%, or $38.0 million for the comparable 2002 period.

The increase in the Americas’ revenue of $5.1 million, or 6.8%, for the three months ended June 30, 2003 was primarily attributable to an increase in revenues from our offshore markets, including Latin America, India and the Asia Pacific Rim operations, resulting from the continued acceleration in demand for a lower cost solution. These offshore operations represented 16.1% of consolidated revenues for the three months ended June 30, 2003 compared to 8.7% for the comparable 2002 period. The increase in the Americas’ revenue was partially offset by the phasing out of two U.S. based original equipment manufacturer (“OEM”) technology clients.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Revenues (continued)

The increase in EMEA’s revenue of $1.0 million, or 2.8% for the three months ended June 30, 2003, was primarily related to the strengthening Euro, which positively impacted revenues for the three months ended June 30, 2003 by approximately $7.4 million compared to the Euro in the same period in 2002. Without this foreign currency benefit, EMEA’s revenues would have declined $6.4 million compared with last year due to the continued softness in customer call volumes resulting from the weak European economy.

Direct Salaries and Related Costs

Direct salaries and related costs increased $6.3 million or 9.0% to $76.5 million for the three months ended June 30, 2003, from $70.2 million in the comparable 2002 period. As a percentage of revenues, direct salaries and related costs increased to 64.3% in 2003 from 62.2% for the comparable 2002 period. This increase was primarily attributable to an increase in staffing and training costs associated with the ramp-up of new business in our offshore markets, lower call volumes in the United States and European markets and the lower margin European centers that were not yet closed in connection with our 2002 restructuring plan. Although the strengthening Euro positively impacted revenues, it negatively impacted direct salaries and related costs for the three months ended June 30, 2003 by $4.9 million compared to the Euro in the same period of 2002.

General and Administrative

General and administrative expenses increased $0.9 million or 2.2% to $38.9 million for the three months ended June 30, 2003, from $38.0 million in the comparable 2002 period. As a percentage of revenues, general and administrative expenses decreased to 32.7% in 2003 from 33.7% for the comparable 2002 period. This decrease in general and administrative expense as a percentage of revenues was principally attributable to lower depreciation, wages and benefits costs partially offset by higher lease costs associated with the expansion of offshore facilities and higher insurance costs. Like the negative effect on direct salaries and related costs, the strengthening Euro also negatively impacted general and administrative expenses for the three months ended June 30, 2003 by approximately $2.5 million compared to the Euro in the same period of 2002.

Other Income and Expense

Other income was $0.3 million for the three months ended June 30, 2003, compared to other expense of $0.4 million during the comparable 2002 period. This increase of $0.7 million was primarily attributable to an increase of $0.1 million in interest earned on cash and cash equivalents, a $0.2 million loss on disposal of assets in June 2002 related to the move of our corporate headquarters in Tampa, Florida, USA and a charge of $0.2 million for the amortization of loan fees related to the cancellation and replacement of our revolving credit facility in April 2002.

Provision for Income Taxes

The provision for income taxes decreased $0.2 million to $1.3 million for the three months ended June 30, 2003 from $1.5 million for the comparable 2002 period. This decrease was primarily attributable to the decrease in income for the three months ended June 30, 2003.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Net Income

As a result of the foregoing, income from operations for the three months ended June 30, 2003 of $3.6 million decreased $1.1 million from the comparable 2002 period. As previously discussed, this decrease was principally attributable to a $6.3 million increase in direct salaries and related costs and a $0.9 million increase in general and administrative costs offset by a $6.1 million increase in revenues in the second quarter of 2003 compared to the same period in 2002. The $1.1 million lower income from operations was offset by a $0.2 million lower tax provision and higher other income of $0.7 million resulting in net income of $2.6 million for the three months ended June 30, 2003, a decline of $0.2 million, compared to the same period in 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues

For the six months ended June 30, 2003, we recorded consolidated revenues of $236.2 million, an increase of $6.7 million or 2.9% from $229.5 million of consolidated revenues for the comparable 2002 period.

On a geographic segmentation basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 66.4%, or $156.8 million for the six months ended June 30, 2003 compared to 67.8%, or $155.5 million for the comparable 2002 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 33.6%, or $79.4 million for the six months ended June 30, 2003 compared to 32.2%, or $74.0 million for the comparable 2002 period.

The increase in Americas’ revenue of $1.3 million, 0.8%, for the six months ended June 30, 2003 was primarily attributable to an increase in revenues from our offshore markets, including Latin America, India and the Asia Pacific Rim operations, resulting from the continued acceleration in demand for a lower cost solution. These operations represented 14.7% of consolidated revenues for the six months ended June 30, 2003 compared to 8.4% for the comparable 2002 period. The increase in the Americas’ revenue was partially offset by the overall reduction in client call volumes resulting from the economic downturn and the phasing out of two U.S. based OEM technology clients.

The increase in EMEA’s revenue of $5.4 million, or 7.4%, for the six months ended June 30, 2003 was primarily related to the strengthening Euro, which positively impacted revenues for the six months ended June 30, 2003 by approximately $14.8 million compared to the Euro in the same period in 2002. Without this foreign currency benefit, EMEA’s revenues would have declined $9.4 million compared with last year due to the continued softness in customer call volumes resulting from the weak European economy.

Direct Salaries and Related Costs

Direct salaries and related costs increased $11.0 million or 7.7% to $153.9 million for the six months ended June 30, 2003, from $142.9 million in the comparable 2002 period. As a percentage of revenues, direct salaries and related costs increased to 65.1% in 2003 from 62.2% for the comparable 2002 period. This increase was primarily attributable to an increase in staffing and training costs associated with the ramp-up of new business in our offshore markets, lower call volumes in the United States and European markets and lower margin European centers that were not yet closed in connection with our 2002 restructuring plan. Although the strengthening Euro positively impacted revenues, it negatively impacted direct salaries and related costs for the six months ended June 30, 2003 by $9.8 million compared to the Euro in the same period of 2002.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

General and Administrative

General and administrative expenses increased $1.4 million or 1.8% to $78.8 million for the six months ended June 30, 2003, from $77.4 million in the comparable 2002 period. As a percentage of revenues, general and administrative expenses decreased to 33.4% in 2003 from 33.7% for the comparable 2002 period. This decrease was principally attributable to lower depreciation, wages and benefits costs, professional fees due to an overall reduction in the use of outside consultants and certain initial cost savings related to the fourth quarter 2002 restructuring plan. The decrease in general and administrative expenses as a percentage of revenues was partially offset by higher lease costs associated with the expansion of offshore facilities and higher insurance costs. Like the negative effect on direct salaries and related costs, the strengthening Euro also negatively impacted general and administrative expenses for the six months ended June 30, 2003 by approximately $5.0 million compared to the Euro in the same period of 2002.

Other Income and Expense

Other income was $0.5 million during the six months ended June 30, 2003, compared to other expense of $0.3 million during the comparable 2002 period. This increase of $0.8 million was primarily attributable to an increase in interest earned on cash and cash equivalents, a $0.2 million loss on disposal of assets in June 2002 related to the move of our corporate headquarters in Tampa, Florida U.S.A. and a charge of $0.2 million for the amortization of loan fees related to the cancellation and replacement of our revolving credit facility in April 2002.

Provision for Income Taxes

The provision for income taxes decreased $1.7 million to $1.4 million for the six months ended June 30, 2003 from $3.1 million for the comparable 2002 period. This decrease was primarily attributable to the decrease in income for the six months ended June 30, 2003. The effective tax rate was 34.0% for the six months ended June 30, 2003 and 34.0% for the comparable 2002 period. The effective tax rate differs from the statutory federal income tax rate of 35.0% primarily due to the effects of non-deductible intangibles and other permanent differences, state income taxes, varying foreign income tax rates and requisite valuation allowances.

Net Income

As a result of the foregoing, income from operations for the six months ended June 30, 2003 of $3.6 million decreased $5.7 million from the comparable 2002 period. As previously discussed, this decrease was principally attributable to an $11.0 million increase in direct salaries and related costs and a $1.4 million increase in general and administrative costs offset by an increase of $6.7 million in revenues during the first half of 2003 compared to the same period in 2002. The $5.7 million lower income from operations was offset by a $1.7 million lower tax provision and higher other income of $0.8 million resulting in net income of $2.7 million for the six months ended June 30, 200, a decline of $3.2 million, compared to the same period in 2002.

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

Results of Operations (continued)

Liquidity and Capital Resources (continued)

In the first half of 2003, we generated $4.3 million in cash from operating activities, used $12.4 million in funds for investments in capital expenditures and $0.3 million to repurchase stock in the open market resulting in a $4.1 million decrease in available cash (net of the effects of international currency exchange rates on cash of $4.3 million).

Net cash flows provided by operating activities for the six months ended June 30, 2003 were $4.3 million compared to net cash flows provided by operating activities of $33.1 million for the comparable 2002 period. The $28.8 million decrease in net cash flows from operating activities was due to a decrease in net income of $3.2 million, a net decrease in non-cash expenses of $0.1 million and a net increase in assets and liabilities of $25.5 million. The net increase in assets and liabilities of $25.5 million was due to a $19.4 million increase in receivables, an increase in other assets of $3.0 million and a decrease in accounts payable and other accrued accounts of $5.4 million offset by an increase in income taxes payable of $2.3 million net of an increase in income tax refunds of $3.0 million. The increase in receivables was primarily due to an increase in revenues and the timing of payments for certain client receivables, which were subsequently received in the first part of July 2003.

Capital expenditures, which are generally funded by cash generated from operating activities and borrowings available under our credit facilities, were $12.4 million for the six months ended June 30, 2003 compared to $9.1 million for the comparable 2002 period, an increase of $3.3 million. In the six months ended June 30, 2003, approximately 87% of the capital expenditures were the result of investing in new and existing customer support centers, primarily offshore, and 13% was expended primarily for maintenance and systems infrastructure. In 2003, we anticipate capital expenditures in the range of $25.0 million to $30.0 million.

The primary sources of cash flows from financing activities are from borrowings under our $40.0 million revolving credit facility. We amended our $40.0 million revolving credit facility with a group of lenders (the “Amended Credit Facility”), effective as of June 30, 2003, to eliminate the quarterly capital expenditures limitation of $7.5 million in 2003 and to increase the cumulative four quarter maximum capital expenditures limitation to $35.0 million beginning with the quarter ended June 30, 2003 (previously $25.0 million). The Amended Credit Facility includes a $10.0 million swingline subfacility, a $15.0 million letter of credit subfacility and a $25.0 million multi-currency subfacility. Borrowings under the Amended Credit Facility are restricted to 85% of eligible accounts receivable. Absent the amendment and even though there were no outstanding balances on the existing revolving credit facility as of June 30, 2003, we would have been in violation of the capital expenditures limitation of $7.5 million for the quarter ended June 30, 2003.

The Amended Credit Facility, which is subject to certain financial covenants and borrowing limitations, may be used to provide working capital and for general corporate purposes and to fund future acquisitions. The Amended Credit Facility accrues interest, at our option, at (a) the lender’s base rate plus an applicable margin up to 1.5%, (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.5%, or (c) the Interbank Offered Rate (“IBOR”) plus an applicable margin up to 2.5% that varies with debt levels and certain financial ratios. In addition, a commitment fee of up to 0.75% is charged on the unused portion of the Amended Credit Facility on a quarterly basis. The borrowings under the Amended Credit Facility, which terminates May 31, 2005, are guaranteed by a pledge of all of the common stock of each of our domestic material subsidiaries and 65% of the stock of each of

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Liquidity and Capital Resources (continued)

our direct foreign material subsidiaries. The Amended Credit Facility prohibits, without the consent of the lenders, Sykes from incurring additional indebtedness, limits certain investment advances or loans and restricts substantial asset sales, capital expenditures, stock repurchases and dividends. The Amended Credit Facility also includes a maximum judgment limitation of $2.5 million and other unsecured indebtedness of $2.0 million, requires cash and cash equivalents of $40.0 million and a minimum of eligible accounts receivable of $23.8 million. There were no outstanding balances on the Amended Credit Facility as of June 30, 2003. At June 30, 2003, we were in compliance with all loan requirements of the Amended Credit Facility. At June 30, 2003, we had $75.4 million in cash and approximately $30.3 million of availability under our Amended Credit Facility. Approximately $55.0 million of the cash balances at June 30, 2003 were held in international operations and may be subject to additional taxes if repatriated to the United States.

We believe that our current cash levels, accessible funds under our credit facilities and cash flows from future operations will be adequate to meet anticipated working capital needs, our future debt repayment requirements (if any), continued expansion objectives and anticipated levels of capital expenditures for the foreseeable future.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires estimations and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

We believe the following accounting policies are the most critical since these policies require significant judgment or involve complex estimations that are important to the portrayal of our financial condition and operating results:

- We recognize revenue associated with the grants of land and the cash grants for the acquisition of property, buildings and equipment for customer support centers over the corresponding useful lives of the related assets. Should the useful lives of these assets change for reasons such as the sale or disposal of the property, the amount of revenue recognized would be adjusted accordingly. Deferred grants totaled $33.6 million at June 30, 2003. Income from operations included amortization of the deferred grants of $0.7 million and $1.5 million for the three and six months ended June 30, 2003, respectively.

- We maintained allowances for doubtful accounts of $5.9 million at June 30, 2003 or 6.7% of receivables, for estimated losses arising from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required which would reduce income from operations.

- We maintain a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized. Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, our estimate of future taxable income and any applicable tax-planning strategies.

- We hold a minority interest in SHPS, Incorporated as a result of the sale of a 93.5% ownership interest in June 2000. We account for this remaining interest at cost, which was $2.1 million at June 30, 2003. We will record an impairment charge or loss if we believe the investment has experienced a decline in value that is other than

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis Financial Condition of
and Results of Operations

Results of Operations (continued)

Critical Accounting Policies and Estimates (continued)

temporary. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment; and therefore, might require an impairment charge in the future.

- We review long-lived assets, which had a total carrying value of $111.5 million at June 30, 2003, including goodwill, for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge or loss. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment; and therefore, might require an impairment charge in the future.

- Self-insurance related liabilities of $2.1 million at June 30, 2003 include estimates for, among other things, projected settlements for known and anticipated claims for worker’s compensation and employee health insurance. Key variables in determining such estimates include past claims history, number of covered employees and projected future claims. We periodically evaluate and, if necessary, adjust the estimates based on information currently available. Revisions to these estimates, which could result in adjustments to the liability and additional charges, would be recorded in the period when such adjustments or charges are known.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and (or) normal use of the asset. We implemented the provisions of SFAS No. 143 effective January 1, 2003. The impact of this adoption did not have a material effect on our financial condition, results of operations, or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Among other provisions, SFAS No. 145 rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt”. Accordingly, gains or losses from extinguishment of debt are no longer reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 must be reclassified to income from continuing operations in all prior periods presented. We implemented the provisions of SFAS No. 145 effective January 1, 2003. The adoption of this statement had no impact on our financial condition, results of operations, or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facilities closing, or other exit or disposal activity initiated after December 31, 2002. The statement requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated on or after January 1, 2003.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis Financial Condition of
and Results of Operations

Results of Operations (continued)

Recent Accounting Pronouncements (continued)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. We have not yet determined whether we will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others”. This interpretation requires us to record, at the inception of a guarantee, the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. Funding under the guarantee is to be recorded as a reduction of the liability. After funding has ceased, the remaining liability is recognized in the income statement on a straight-line basis over the remaining term of the guarantee.

We adopted the disclosure provisions of FIN No. 45 in the fourth quarter of 2002 and the initial recognition and initial measurement provisions on a prospective basis for all guarantees issued after December 31, 2002. This interpretation did not have a material effect on our financial condition, results of operations, or cash flows. The existing guarantees, which are not subject to the measurement provisions of FIN No. 45, relate to guarantees in connection with debt between Sykes Enterprises, Incorporated and certain of its consolidated subsidiaries totaling $8.0 million as of June 30, 2003.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

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

Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facilities. Based on our level of variable rate debt outstanding during the six-month period ended June 30, 2003, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would not have had a material impact on our annual interest expense. At June 30, 2003, we had no debt outstanding at variable interest rates. We have not historically used derivative instruments to manage exposure to changes in interest rates.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis Financial Condition of
and Results of Operations

Results of Operations (continued)

Item 3 - Quantitative and Qualitative Disclosures About Market Risk (continued)

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

Item 4 - Controls and Procedures

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
For the Quarter Ended June 30, 2003

Part II – OTHER INFORMATION.

Item 4 – Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders was held on May 1, 2003. See Item 4 of Form 10-Q for the quarter ended March 31, 2003 for the results of the votes taken at the meeting.

Item 6 – Exhibits and Reports on Form 8-K.

(a)	Exhibits

The following documents are filed as an exhibit to this Report:

10.56	Employment Separation Agreement, Waiver and Release dated as of June 9, 2003 between Harry A. Jackson, Jr. and Sykes Enterprises, Incorporated.

10.57	Amendment No. 2 to Revolving Credit Agreement between SunTrust Bank, Wachovia Bank and BNP Paribas and Sykes Enterprises, Incorporated dated as of June 30, 2003.

15	Letter regarding unaudited interim financial information.

31.1	Certification of Chief Executive Officer, pursuant to 15 U.S.C. §7241.

31.2	Certification of Chief Financial Officer, pursuant to 15 U.S.C. §7241.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

(b)	Reports on Form 8-K

We filed a current report on Form 8-K, under Item 12 dated April 28, 2003, with the Securities and Exchange Commission on April 29, 2003, announcing our financial results for the quarter ended March 31, 2003.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED (Registrant)

Date:	August 11, 2003	By: /s/ W. Michael Kipphut

W. Michael Kipphut Group Executive, Senior Vice President – Finance (Principal Financial and Accounting Officer)

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2003

EXHIBIT INDEX

Exhibit
Number

10.56	Employment Separation Agreement, Waiver and Release dated as of June 9, 2003 between Harry A. Jackson, Jr., and Sykes Enterprises, Incorporated.

10.57	Amendment No. 2 to Revolving Credit Agreement between SunTrust Bank, Wachovia Bank and BNP Paribas and Sykes Enterprises, Incorporated dated as of June 30, 2003.

15	Letter regarding unaudited interim financial information.

31.1	Certification of Chief Executive Officer, pursuant to 15 U.S.C. §7241.

31.2	Certification of Chief Financial Officer, pursuant to 15 U.S.C. §7241.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.