Form 10-Q
period 2003-09-30
SYKES ENTERPRISES INC
filed 2003-11-10
CIK 1010612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
quarterly period ended September 30, 2003.

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

Yes [X]      No [   ]

As of November 6, 2003, there were 40,198,689 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

INDEX

			Page
			No.

Part I.	Financial Information
	Item 1.	Financial Statements and Independent Accountant’s Report
		Condensed Consolidated Balance Sheets
		September 30, 2003 and December 31, 2002 (Unaudited)	3
		Condensed Consolidated Statements of Operations
		Three and nine months ended September 30, 2003 and 2002 (Unaudited)	4
		Condensed Consolidated Statements of Changes in Shareholders’ Equity
		Nine months ended September 30, 2002, three months ended December 31, 2002 and nine months ended September 30, 2003 (Unaudited)	5
		Condensed Consolidated Statements of Cash Flows
		Nine months ended September 30, 2003 and 2002 (Unaudited)	6
		Notes to Condensed Consolidated Financial Statements (Unaudited)	7
		Independent Accountants’ Report	23
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
	Item 4.	Controls and Procedures	34
Part II.	Other Information
	Item 6.	Exhibits and Reports on Form 8-K	35
Signature			36

PART I – FINANCIAL INFORMATION.

Item 1 – Financial Statements and Independent Accountants’ Report.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except per share data)

	September 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$77,914	$79,480
Receivables	82,822	74,303
Prepaid expenses and other current assets	12,008	9,724

Total current assets	172,744	163,507
Property and equipment, net	105,130	109,618
Goodwill, net	5,088	4,834
Deferred charges and other assets	18,075	17,585

	$301,037	$295,544

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$27	$52
Accounts payable	11,063	12,200
Accrued employee compensation and benefits	33,094	33,792
Other accrued expenses and current liabilities	13,669	16,348

Total current liabilities	57,853	62,392
Deferred grants	30,930	35,067
Deferred revenue	18,637	15,739
Other long-term liabilities	3	1

Total liabilities	107,423	113,199

Contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 43,622 and 43,491 issued	436	435
Additional paid-in capital	162,575	162,117
Retained earnings	78,880	72,208
Accumulated other comprehensive loss	(4,984)	(11,101)

	236,907	223,659
Treasury stock at cost; 3,437 shares and 3,099 shares	(43,293)	(41,314)

Total shareholders’ equity	193,614	182,345

	$301,037	$295,544

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2003 and September 30, 2002
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except for per share data)	2003	2002	2003	2002

Revenues	$119,912	$109,658	$356,147	$339,230

Operating expenses:
Direct salaries and related costs	76,506	69,910	230,370	212,788
General and administrative	39,862	37,585	118,644	114,993
Net gain on disposal of property and equipment	(1,736)	(1,197)	(1,548)	(945)
Reversal of restructuring and other charges	(200)	—	(200)	—

Total operating expenses	114,432	106,298	347,266	326,836

Income from operations	5,480	3,360	8,881	12,394

Other income (expense):
Litigation settlement	—	(13,800)	—	(13,800)
Interest, net	340	323	977	334
Other	150	11	264	(29)

Total other income (expense)	490	(13,466)	1,241	(13,495)

Income (loss) before provision (benefit) for income taxes	5,970	(10,106)	10,122	(1,101)
Provision (benefit) for income taxes	2,039	(3,436)	3,450	(374)

Net income (loss)	$3,931	$(6,670)	$6,672	$(727)

Net income (loss) per share:
Basic	$0.10	$(0.17)	$0.17	$(0.02)

Diluted	$0.10	$(0.17)	$0.17	$(0.02)

Weighted average shares:
Basic	40,307	40,411	40,341	40,404

Diluted	40,491	40,411	40,426	40,404

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Nine Months Ended September 30, 2002, Three Months Ended December 31, 2002 and
Nine Months Ended September 30, 2003
(Unaudited)

					Accumulated
	Common	Common	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

Balance at January 1, 2002	43,300	$433	$160,907	$90,839	$(20,212)	$(40,755)	$191,212
Issuance of common stock	170	2	907	—	—	—	909
Purchase of treasury stock	—	—	—	—	—	(468)	(468)
Comprehensive income:
Net loss for the nine months ended September 30, 2002	—	—	—	(727)	—	—	(727)
Foreign currency translation adjustment	—	—	—	—	6,093	—	6,093

Total							5,366

Balance at September 30, 2002	43,470	435	161,814	90,112	(14,119)	(41,223)	197,019
Issuance of common stock	21	—	77	—	—	—	77
Purchase of treasury stock	—	—	—	—	—	(91)	(91)
Tax benefit of non-qualified exercise of stock options	—	—	226	—	—	—	226
Comprehensive loss:
Net loss for the three months ended December 31, 2002	—	—	—	(17,904)	—	—	(17,904)
Foreign currency translation adjustment	—	—	—	—	3,018	—	3,018

Total							(14,886)

Balance at December 31, 2002	43,491	435	162,117	72,208	(11,101)	(41,314)	182,345
Issuance of common stock	131	1	458	—	—	—	459
Purchase of treasury stock	—	—	—	—	—	(1,979)	(1,979)
Comprehensive income:
Net income for the nine months ended September 30, 2003	—	—	—	6,672	—	—	6,672
Foreign currency translation adjustment	—	—	—	—	6,117	—	6,117

Total							12,789

Balance at September 30, 2003	43,622	$436	$162,575	$78,880	$(4,984)	$(43,293)	$193,614

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2003 and September 30, 2002
(Unaudited)

(in thousands)	2003	2002

Cash flows from operating activities:
Net income (loss)	$6,672	$(727)
Depreciation and amortization	22,965	25,082
Deferred income tax provision (benefit)	465	(4,291)
Litigation settlement	—	13,800
Net gain on sale of facilities	(1,940)	(1,599)
Loss on disposal of property and equipment	392	654
Reversal of restructuring and other charges	(200)	—
Changes in assets and liabilities:
Receivables	(12,075)	20,195
Prepaid expenses and other current assets	(2,103)	1,017
Deferred charges and other assets	(557)	(370)
Accounts payable	(1,418)	(463)
Income taxes payable	7,419	7,758
Accrued employee compensation and benefits	(1,955)	(1,848)
Other accrued expenses and current liabilities	(3,106)	(2,836)
Deferred revenue	(641)	(2,897)
Other long-term liabilities	2	(91)

Net cash provided by operating activities	13,920	53,384

Cash flows from investing activities:
Capital expenditures	(20,611)	(15,942)
Acquisition of intangible assets	—	(1,860)
Proceeds from sale of facilities	2,000	2,000
Proceeds from sale of property and equipment	31	200
Other	(3)	—

Net cash used for investing activities	(18,583)	(15,602)

Cash flows from financing activities:
Paydowns under revolving line of credit agreements	(1,600)	—
Borrowings under revolving line of credit agreements	1,600	—
Payments of long-term debt	(32)	(33)
Proceeds from issuance of stock	459	909
Purchase of treasury stock	(1,979)	(468)

Net cash (used for) provided by financing activities	(1,552)	408

Effects of exchange rates on cash	4,649	2,957

Net (decrease) increase in cash and cash equivalents	(1,566)	41,147
Cash and cash equivalents – beginning	79,480	50,002

Cash and cash equivalents – ending	$77,914	$91,149

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$383	$857
Income taxes	$7,877	$7,248

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2003 and September 30, 2002
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

Note 1 – Basis of Presentation, Stock-Based Compensation, Long-Lived Assets, Foreign Currency Translation, Recent Accounting Pronouncements and Reclassifications

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In addition, certain reclassifications have been made for consistent presentation. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission (SEC).

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

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2003 and September 30, 2002
(Unaudited)

Note 1 – Basis of Presentation, Stock-Based Compensation, Long-Lived Assets, Foreign Currency Translation, Recent Accounting Pronouncements and Reclassifications- (continued)

Stock-Based Compensation (continued)

If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net Income (Loss):
Reported net income (loss)	$3,931	$(6,670)	$6,672	$(727)
Add stock-based employee compensation expense, included in reported net income (loss), net of tax	—	—	—	—
Deduct stock-based employee compensation expense determined under fair value method, net of tax benefit	(134)	(3,973)	(1,275)	(10,189)

Pro forma net income (loss)	$3,797	$(10,643)	$5,397	$(10,916)

Net Income (Loss) Per Share:
Basic, as reported	$0.10	$(0.17)	$0.17	$(0.02)
Basic, pro forma	$0.09	$(0.26)	$0.13	$(0.27)
Diluted, as reported	$0.10	$(0.17)	$0.17	$(0.02)
Diluted, pro forma	$0.09	$(0.26)	$0.13	$(0.27)

Long-Lived Assets - The carrying value of long-lived assets to be held and used, including identifiable intangible assets, are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets.

Currently, the Company has two U.S. customer support centers that were closed in connection with the 2002 and 2001 restructuring plans and expects it may close additional U.S. customer support centers as a result of client migration offshore to Latin America, India and the Asia Pacific Rim. As of September 30, 2003, the Company determined that its long-lived assets, including those at the two aforementioned customer support centers, are not impaired.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2003 and September 30, 2002
(Unaudited)

Note 1 – Basis of Presentation, Stock-Based Compensation, Long-Lived Assets, Foreign Currency Translation, Recent Accounting Pronouncements and Reclassifications- (continued)

Long-Lived Assets (continued)

On September 30, 2003, the Company sold the land and building related to its Scottsbluff, Nebraska facility, which was closed in connection with the 2002 restructuring plan, for $2.0 million cash, resulting in a pre-tax gain of $1.9 million. The net book value of the facility of $1.9 million was offset by the related deferred grants of $1.8 million previously provided by governmental agencies to assist in developing the facility. The net pre-tax gain on the sale of the Scottsbluff facility of $1.9 million is included in “Net gain on disposal of property and equipment” in the accompanying Condensed Consolidated Statements of Operations.

Foreign Currency Translation - The assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is other than the U.S. Dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income, but is included in accumulated other comprehensive income (loss), which is reflected as a separate component of shareholders’ equity. Foreign currency transactional gains and losses are included in determining net income. Such gains and losses are not material for any period presented and are included in other income (expense) in the accompanying Condensed Consolidated Statements of Operations.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facilities closing, or other exit or disposal activity initiated after December 31, 2002. The statement requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will be applied to exit or disposal activities initiated on or after January 1, 2003.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2003 and September 30, 2002
(Unaudited)

Note 1 – Basis of Presentation, Stock-Based Compensation, Long-Lived Assets, Foreign Currency Translation, Recent Accounting Pronouncements and Reclassifications- (continued)

Recent Accounting Pronouncements (continued)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company has not yet determined whether it will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement did not have a material effect on the financial condition, results of operations, or cash flows of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement did not have a material effect on the financial condition, results of operations, or cash flows of the Company.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” providing further guidance on how to account for multiple element contracts. This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. EITF No. 00-21 is effective for all arrangements entered into after June 30, 2003. The adoption of this guidance did not have a material impact on the financial condition, results of operations, or the cash flows of the Company.

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

Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2003 and September 30, 2002
(Unaudited)

Note 1 – Basis of Presentation, Stock-Based Compensation, Long-Lived Assets, Foreign Currency Translation, Recent Accounting Pronouncements and Reclassifications- (continued)

Recent Accounting Pronouncements (continued)

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” in an effort to expand upon existing accounting guidance that addresses when a company should consolidate the financial results of another entity. FIN No. 46 requires “variable interest entities”, as defined, to be consolidated by a company if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. A company that is required to consolidate a variable interest entity is referred to as the entity’s primary beneficiary. The interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.

The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. The Company is not the primary beneficiary of any variable interest entity created after January 31, 2003 nor does the Company have a significant variable interest in a variable interest entity created after January 31, 2003.

For variable interest entities that existed before February 1, 2003, the consolidation requirements were initially effective for reporting periods beginning after June 15, 2003. On October 9, 2003, the FASB Staff issued Position No. FIN No. 46-6 which delayed the effective date of consolidation provisions of FIN No. 46 for variable interest entities created before February 1, 2003 to financial statements for periods ending after December 15, 2003, if the reporting entity had not yet issued financial statements reporting the variable interest entities in accordance with the consolidation provisions of FIN No. 46. The Company does not believe that the adoption of the provisions of FIN No. 46 to variable interest entities created before February 1, 2003 will have a material impact on the Company’s results of operations, financial position or cash flows.

Reclassifications - Certain amounts from prior periods have been reclassified to conform to the current period’s presentation.

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

During 2002, two shareholder derivative lawsuits were pending in the Hillsborough County, Florida, Circuit Court against certain current and former members of the Company’s Board of Directors and Officers. These suits were

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2003 and September 30, 2002
(Unaudited)

Note 2 – Contingencies (continued)

captioned Clarence S. Gurerra v. Sykes Enterprises, Incorporated, et. al., and James Bunde v. Sykes Enterprises, Incorporated, et. al. While the Company was a nominal defendant in these suits, both were purportedly instituted by shareholders of the Company on the Company’s behalf, and no damages or other relief were sought from the Company. Both suits alleged breach of fiduciary duties and mismanagement by the defendant directors and officers arising out of the facts and circumstances alleged in the Class Action Litigation. The Bunde lawsuit also named Ernst & Young, LLP, the Company’s former accountants, as a defendant and alleged breach of contract and negligence by Ernst & Young arising out of the facts and circumstances alleged in the Class Action Litigation. The suits sought, on behalf of the Company, disgorgement of profits allegedly made by certain officers and directors through the sale of Company stock while in possession of inside information and other unspecified damages and relief. The plaintiffs voluntarily dismissed the Bunde case on February 11, 2003 and the Gurerra case was dismissed by the court on April 22, 2003.

The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or has provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s future financial position or results of operations.

Note 3 – Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes rules for the reporting of comprehensive income and its components. Total comprehensive income (loss) was $4.3 million and ($6.7) million for the three months ended September 30, 2003 and 2002, respectively, and $12.8 million and $5.4 million for the nine months ended September 30, 2003 and 2002, respectively.

Note 4 – Restructuring and Other Charges

2002 Charges

In October 2002, the Company approved a restructuring plan to close and consolidate two U.S. and three European customer support centers, to reduce capacity within the European fulfillment operations and to write-off certain specialized e-commerce assets primarily in response to the October 2002 notification of the contractual expiration of two technology client programs in March 2003 with approximate annual revenues of $25.0 million. The restructuring plan was designed to reduce costs and bring the Company’s infrastructure in-line with the current business environment. Related to these actions, the Company recorded restructuring and other charges in the fourth quarter of 2002 of $20.8 million primarily for the write-off of certain assets, lease termination and severance costs. In connection with the 2002 restructuring, the Company reduced the number of employees by 470 during 2002 and by 310 during the first nine months of 2003 and expects to reduce the number of employees pursuant to the restructuring by an additional 12 during the remainder of 2003. The plan is expected to be completed by the fourth quarter of 2003.

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
Nine months ended September 30, 2003 and September 30, 2002
(Unaudited)

Note 4 – Restructuring and Other Charges (continued)

2002 Charges (continued)

The following tables summarize the 2002 plan accrued liability for restructuring and other charges and related activity in 2003 (none in the comparable 2002 period) (in thousands):

	Balance at		Other	Balance at
	July 1,	Cash	Non-Cash	September 30,
	2003	Outlays	Changes(2)	2003(1)

Three Months Ended September 30, 2003:
Severance and related costs	$1,472	$(440)	$—	$1,032
Lease termination costs	1,049	(589)	—	460
Other restructuring costs	928	(429)	(23)	476

Total	$3,449	$(1,458)	$(23)	$1,968

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	September 30,
	2003	Outlays	Changes(2)	2003(1)

Nine Months Ended September 30, 2003:
Severance and related costs	$4,696	$(3,664)	$—	$1,032
Lease termination costs	1,827	(1,367)	—	460
Other restructuring costs	1,852	(1,353)	(23)	476

Total	$8,375	$(6,384)	$(23)	$1,968

(1)  Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets, except $1.0 million of severance and related costs which is included in “Accrued employee compensation and benefits”.

(2)  Reversal of the remaining site closure costs for the Scottsbluff, Nebraska facility sold on September 30, 2003.

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
Nine months ended September 30, 2003 and September 30, 2002
(Unaudited)

Note 4 – Restructuring and Other Charges (continued)

2001 Charges (continued)

The following tables summarize the 2001 plan accrued liability for restructuring and other charges and related activity in 2003 and 2002 (in thousands):

	Balance at		Other	Balance at
	July 1,	Cash	Non-Cash	September 30,
	2003	Outlays	Changes(3)	2003

Three Months Ended September 30, 2003:
Severance and related costs	$103	$(103)	$—	$—
Lease termination costs	40	—	(40)	—
Other restructuring costs	32	(15)	(17)	—

Total	$175	$(118)	$(57)	$—

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	September 30,
	2003	Outlays	Changes(3)	2003

Nine Months Ended September 30, 2003:
Severance and related costs	$153	$(153)	$—	$—
Lease termination costs	161	(121)	(40)	—
Other restructuring costs	32	(15)	(17)	—

Total	$346	$(289)	$(57)	$—

	Balance at		Other	Balance at
	July 1,	Cash	Non-Cash	September 30,
	2002	Outlays	Changes	2002

Three Months Ended September 30, 2002:
Severance and related costs	$514	$(75)	$—	$439 (1)
Lease termination costs	912	(821)	192 (4)	283 (2)
Other restructuring costs	97	(97)	—	—

Total	$1,523	$(993)	$192	$722

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	September 30,
	2002	Outlays	Changes	2002

Nine Months Ended September 30, 2002:
Severance and related costs	$1,423	$(984)	$—	$439 (1)
Lease termination costs	1,355	(1,264)	192 (4)	283 (2)
Write-down of property, equipment, and capitalized costs	3,220	—	(3,220)	—
Other restructuring costs	292	(292)	—	—

Total	$6,290	$(2,540)	$(3,028)	$722

(1)	Included in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

(3)	Reversal of certain accruals related to final settlement of lease termination and other costs.

(4)	Additional lease termination costs related to one of the European customer support centers.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2003 and September 30, 2002
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
Nine months ended September 30, 2003 and September 30, 2002
(Unaudited)

Note 4 – Restructuring and Other Charges (continued)

2000 Charges (continued)

The following tables summarize the 2000 plan accrued liability for restructuring and other charges and related activity in 2003 and 2002 (in thousands):

	Balance at		Other	Balance at
	July 1,	Cash	Non-Cash	September 30,
	2003	Outlays	Changes(3)	2003

Three Months Ended September 30, 2003:
Severance and related costs	$825	$(107)	$—	$718 (1)
Lease termination costs	120	—	(120)	—

Total	$945	$(107)	$(120)	$718

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	September 30,
	2003	Outlays	Changes(3)	2003

Nine Months Ended September, 2003:
Severance and related costs	$1,053	$(335)	$—	$718 (1)
Lease termination costs	120	—	(120)	—

Total	$1,173	$(335)	$(120)	$718

	Balance at		Other	Balance at
	July 1,	Cash	Non-Cash	September 30,
	2002	Outlays	Changes(4)	2002

Three Months September 30, 2002:
Severance and related costs	$1,074	$(185)	$214	$1,103 (1)
Lease termination costs	120	—	—	120 (2)

Total	$1,194	$(185)	$214	$1,223

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	September 30,
	2002	Outlays	Changes(4)	2002

Nine Months ended September 30, 2002:
Severance and related costs	$1,485	$(596)	$214	$1,103 (1)
Lease termination costs	143	(23)	—	120 (2)

Total	$1,628	$(619)	$214	$1,223

(1)	Included in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

(3)	Reversal of accruals related to final settlement of lease termination costs.

(4)	Additional severance and related costs primarily due to delays in closing a U.S. fulfillment center, which increased the cash outlay requirements for severance.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2003 and September 30, 2002
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

The Amended Credit Facility, which is subject to certain financial covenants and borrowing limitations, may be used to provide working capital and for general corporate purposes and to fund future acquisitions. The Amended Credit Facility accrues interest, at the Company’s option, at (a) the lender’s base rate plus an applicable margin up to 1.5%, (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.5%, or (c) the Interbank Offered Rate (“IBOR”) plus an applicable margin up to 2.5% that varies with the Company’s debt levels and certain financial ratios. In addition, a commitment fee of up to 0.75% is charged on the unused portion of the Amended Credit Facility on a quarterly basis. The borrowings under the Amended Credit Facility, which terminates May 31, 2005, are guaranteed by a pledge of all of the common stock of each of the Company’s domestic material subsidiaries and 65% of the stock of each of the Company’s direct foreign material subsidiaries. The Amended Credit Facility prohibits, without the consent of the lenders, the Company from incurring additional indebtedness, limits certain investment advances or loans and restricts substantial asset sales, capital expenditures, stock repurchases and dividends. The Amended Credit Facility also includes a maximum judgment limitation of $2.5 million and other unsecured indebtedness of $2.0 million, requires cash and cash equivalents of $40.0 million and a minimum of eligible accounts receivable of $23.8 million. There were no outstanding balances on the Amended Credit Facility as of September 30, 2003. At September 30, 2003, the Company had approximately $32.1 million of availability under the Amended Credit Facility.

Note 6 – Income Taxes

The Company’s effective tax rate was 34.1% for the nine months ended September 30, 2003 and 34.0% for the comparable 2002 period. The Company’s effective tax rate differs from the statutory federal income tax rate of 35.0% primarily due to the effects of non-deductible intangibles and other permanent differences, state income taxes, varying foreign income tax rates and requisite valuation allowances.

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
Nine months ended September 30, 2003 and September 30, 2002
(Unaudited)

Note 7 – Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options using the treasury stock method.

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Basic:
Weighted average common shares outstanding	40,307	40,411	40,341	40,404
Diluted:
Dilutive effect of stock options	184	—	85	—

Total weighted average diluted shares outstanding	40,491	40,411	40,426	40,404

On August 5, 2002, the Company’s Board of Directors authorized the purchase of up to an additional three million shares of its outstanding common stock. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. The Company’s revolving credit facility (see Note 5 “Borrowings”) limits the dollar amount of stock that may be repurchased by the Company. As of September 30, 2003, the Company had repurchased 338 thousand common shares at prices ranging between $3.11 to $7.58 per share for a total cost of $2.0 million.

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

Note 9 – Segment Reporting and Major Clients

The Company operates within two regions, the “Americas” and “EMEA” which represented 68.6% and 31.4%, respectively, of the Company’s consolidated revenues for the three months ended September 30, 2003 and 67.1% and 32.9%, respectively, of the Company’s consolidated revenues for the nine months ended September 30, 2003. In the comparable 2002 periods, the Americas and EMEA regions represented 64.1% and 35.9%, respectively, of the Company’s consolidated revenues for the three months ended September 30, 2002 and 66.6% and 33.4%, respectively, of the Company’s consolidated revenues for the nine months ended September 30, 2002. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The Company aligned its business into these two segments to more effectively manage the business and support the customer care needs of every client and to respond to the changing demands of the Company’s global customers and the implementation of the customer centric model. The customer centric model reflects the philosophy throughout the organization and was formally implemented in connection with the Company’s continued efforts to concentrate resources on its core competencies and focus on the needs of its clients. In the first quarter of 2003, the Company began to evaluate the performance of its reportable segments before allocation of corporate resources, primarily its corporate headquarters costs. Accordingly, effective January 1, 2003,

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2003 and September 30, 2002
(Unaudited)

Note 9 – Segment Reporting and Major Clients (continued)

these costs are no longer included in the income (loss) from operations for each of the reportable segments. The reportable segments consist of (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, and provides customer outsourcing solutions (with an emphasis on technical support and customer service) and technical staffing and (2) EMEA, which includes Europe, the Middle East and Africa, and provides customer outsourcing solutions (with an emphasis on technical support and customer service) and fulfillment services. The sites within Latin America, India and the Asia Pacific Rim are included in the Americas region given the nature of the business and client profile, which is primarily made up of U.S. based companies that are using the Company’s services in these locations to support their customer management needs.

Information about the Company’s reportable segments for the three months ended September 30, 2003 compared to the corresponding prior year period, as revised to reflect the change in segments to exclude corporate resources no longer allocated to the segments, is as follows (in thousands):

				Consolidated
	Americas	EMEA	Other(1)	Total

Three Months Ended September 30, 2003:
Revenues	$82,257	$37,655		$119,912
Depreciation and amortization	4,879	1,840		6,719

Income (loss) from operations	$10,464	$425	$(5,409)	$5,480
Other income			490	490
Provision for income taxes			2,039	2,039

Net income				$3,931

Three Months Ended September 30, 2002:
Revenues	$70,339	$39,319		$109,658
Depreciation and amortization	5,406	3,441		8,847

Income (loss) from operations	$7,742	$(644)	$(3,738)	$3,360
Other expense			(13,466)	(13,466)
Benefit for income taxes			(3,436)	(3,436)

Net loss				$(6,670)

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
Nine months ended September 30, 2003 and September 30, 2002
(Unaudited)

Note 9 – Segment Reporting and Major Clients (continued)

Information about the Company’s reportable segments for the nine months ended September 30, 2003 compared to the corresponding prior year period, as revised to reflect the change in segments to exclude corporate resources no longer allocated to the segments, is as follows (in thousands):

				Consolidated
	Americas	EMEA	Other(1)	Total

Nine Months Ended September 30, 2003:
Revenues	$239,015	$117,132		$356,147
Depreciation and amortization	16,012	6,953		22,965

Income (loss) from operations	$24,859	$849	$(16,827)	$8,881
Other income			1,241	1,241
Provision for income taxes			3,450	3,450

Net income				$6,672

				Consolidated
	Americas	EMEA	Other(1)	Total

Nine Months Ended September 30, 2002:
Revenues	$225,895	$113,335		$339,230
Depreciation and amortization	16,789	8,293		25,082

Income (loss) from operations	$25,684	$2,840	$(16,130)	$12,394
Other expense			(13,495)	(13,495)
Benefit for income taxes			(374)	(374)

Net loss				$(727)

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
Nine months ended September 30, 2003 and September 30, 2002
(Unaudited)

Note 9 – Segment Reporting and Major Clients (continued)

Information about the Company’s reportable segments for each of the four quarters ended December 31, 2002 and the year ended December 31, 2002, as revised to reflect the change in segments to exclude corporate resources no longer allocated to the segments, is as follows (in thousands):

				Consolidated
	Americas	EMEA	Other (1)	Total

Three Months Ended March 31, 2002:
Revenues	$80,705	$36,038		$116,743
Depreciation and amortization	5,623	2,342		7,965

Income (loss) from operations	$9,477	$1,892	$(6,723)	$4,646
Other income			88	88
Provision for income taxes			1,515	1,515

Net income				$3,219

Three Months Ended June 30, 2002:
Revenues	$74,851	$37,978		$112,829
Depreciation and amortization	5,760	2,510		8,270

Income (loss) from operations	$8,465	$1,592	$(5,669)	$4,388
Other expense			(117)	(117)
Provision for income taxes			1,547	1,547

Net income				$2,724

Three Months Ended September 30, 2002:
Revenues	$70,339	$39,319		$109,658
Depreciation and amortization	5,406	3,441		8,847

Income (loss) from operations	$7,742	$(644)	$(3,738)	$3,360
Other expense			(13,466)	(13,466)
Benefit for income taxes			(3,436)	(3,436)

Net loss				$(6,670)

Three Months Ended December 31, 2002:
Revenues	$73,290	$40,217		$113,507
Depreciation and amortization	6,356	2,900		9,256

Income (loss) from operations before restructuring and other charges and impairment of long-lived assets	$3,943	$(439)	$(4,904)	$(1,400)
Restructuring and other charges			(20,814)	(20,814)
Impairment of long-lived assets			(1,475)	(1,475)

Income (loss) from operations				(23,689)
Other income			344	344
Benefit for income taxes			(5,441)	(5,441)

Net loss				$(17,904)

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2003 and September 30, 2002
(Unaudited)

Note 9 – Segment Reporting and Major Clients (continued)

				Consolidated
	Americas	EMEA	Other (1)	Total

Year Ended December 31, 2002:
Revenues	$299,185	$153,552		$452,737
Depreciation and amortization	23,145	11,193		34,338

Income (loss) from operations before restructuring and other charges and impairment of long-lived assets	$29,627	$2,401	$(21,034)	$10,994
Restructuring and other charges			(20,814)	(20,814)
Impairment of long-lived assets			(1,475)	(1,475)

Income (loss) from operations				(11,295)
Other expense			(13,151)	(13,151)
Benefit for income taxes			(5,815)	(5,815)

Net loss				$(18,631)

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

The Americas’ revenues included $22.1 million, or 18.5% of consolidated revenues, and $61.7 million, or 17.3% of consolidated revenues, for the three and nine months ended September 30, 2003, respectively, from a leading systems integrator (“Systems Integrator”) that represents a major provider of communication services for which the Company (Sykes) provides various customer support services. Effective May 1, 2003, the Company entered into a subcontractor services agreement (the “Agreement”) with the Systems Integrator following the execution of a primary services agreement between the major provider of communication services and the Systems Integrator. The revenues for the comparable period as it relates to this relationship were $21.2 million, or 19.3% of consolidated revenues, and $52.3 million, or 15.4% of consolidated revenues, for the three and nine months ended September 30, 2002, respectively. Under the terms of this three year Agreement, the Company will continue to provide the products and services necessary to support and assist the Systems Integrator in the management and performance of its primary services agreement.

In addition, total consolidated revenues included $15.4 million, or 12.8% of consolidated revenues and $45.9 million, or 12.9% of consolidated revenues, for the three and nine months ended September 30, 2003, respectively, from a leading software and services provider. This included $15.4 million in revenue from the Americas for the three months ended September 30, 2003 and $45.4 million in revenue from the Americas and $0.5 million in revenue from EMEA for the nine months ended September 30, 2003. In the comparable 2002 periods, this provider represented $12.3 million, or 11.2% of consolidated revenues, and $39.3 million, or 11.6% of consolidated revenues, for the three and nine months ended September 30, 2002, respectively. This included $11.7 million in revenue from the Americas and $0.6 million in revenue from EMEA for the three months ended September 30, 2002 and $37.6 million in revenue from the Americas and $1.7 million in revenue from EMEA for the nine months ended September 30, 2002.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of
Sykes Enterprises, Incorporated:

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of September 30, 2003, and the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2003 and 2002, of changes in shareholders’ equity for the nine-month periods ended September 30, 2003 and 2002 and for the three-month period ended December 31, 2002, and of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

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
November 10, 2003

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

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$119,912	$109,658	$356,147	$339,230
Direct salaries and related costs	$76,506	$69,910	$230,370	$212,788
Percentage of revenues	63.8%	63.8%	64.7%	62.7%
General and administrative expenses	$39,862	$37,585	$118,644	$114,993
Percentage of revenues	33.2%	34.3%	33.3%	33.9%
Net gain on sale of property and equipment	$(1,736)	$(1,197)	$(1,548)	$(945)
Percentage of revenues	(1.5%)	(1.1%)	(0.4%)	(0.2%)
Reversal of restructuring and other charges	$(200)	—	$(200)	—
Percentage of revenues	(0.1%)	—	(0.1%)	—
Income from operations	$5,480	$3,360	$8,881	$12,394
Percentage of revenues	4.6%	3.0%	2.5%	3.6%

The following table summarizes our revenues, for the periods indicated, by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Americas	$82,257	$70,339	$239,015	$225,895
EMEA	37,655	39,319	117,132	113,335

Consolidated	$119,912	$109,658	$356,147	$339,230

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues

For the three months ended September 30, 2003, we recorded consolidated revenues of $119.9 million, an increase of $10.2 million or 9.3% from $109.7 million of consolidated revenues for the comparable 2002 period.

On a geographic segmentation basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 68.6%, or $82.2 million for the three months ended September 30, 2003 compared to 64.1%, or $70.3 million for the comparable 2002 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 31.4%, or $37.7 million for the three months ended September 30, 2003 compared to 35.9%, or $39.4 million for the comparable 2002 period.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Revenues (continued)

The increase in the Americas’ revenue of $11.9 million, or 16.9%, for the three months ended September 30, 2003 was primarily attributable to an increase in revenues from our offshore markets, including Latin America, India and the Asia Pacific Rim operations, resulting from the continued acceleration in demand for a lower cost solution, and further diversification into new vertical markets, including financial services and the transportation and leisure industry. These offshore operations represented 17.7% of consolidated revenues for the three months ended September 30, 2003 compared to 9.4% for the comparable 2002 period.

The decrease in EMEA’s revenue of $1.7 million, or 4.2% for the three months ended September 30, 2003, was primarily related to the continued softness in customer call volumes resulting from the weak European economy. Without the foreign currency benefit of the strengthening Euro, which positively impacted revenues for the three months ended September 30, 2003 by approximately $4.7 million compared to the Euro in the same period in 2002, EMEA’s revenues would have declined $6.4 million compared with last year.

Direct Salaries and Related Costs

Direct salaries and related costs increased $6.6 million or 9.4% to $76.5 million for the three months ended September 30, 2003, from $69.9 million in the comparable 2002 period. This increase was primarily attributable to an increase in staffing and training costs associated with the ramp-up of new business in our offshore markets. Although the strengthening Euro positively impacted revenues, it increased direct salaries and related costs for the three months ended September 30, 2003 by approximately $3.1 million compared to the Euro in the same period of 2002. As a percentage of revenues, direct salaries and related costs for the three months ended September 30, 2003 remained unchanged from the comparable 2002 period at 63.8%.

General and Administrative

General and administrative expenses increased $2.3 million or 6.1% to $39.9 million for the three months ended September 30, 2003, from $37.6 million in the comparable 2002 period. As a percentage of revenues, general and administrative expenses decreased to 33.2% in 2003 from 34.3% for the comparable 2002 period. This decrease in general and administrative expenses as a percentage of revenues was principally attributable to lower depreciation partially offset by higher lease costs associated with the expansion of offshore facilities and higher insurance costs. Like the negative effect on direct salaries and related costs, the strengthening Euro also increased general and administrative expenses for the three months ended September 30, 2003 by approximately $1.6 million compared to the Euro in the same period of 2002.

Net Gain on Disposal of Property and Equipment

The net gain on disposal of property and equipment of $1.7 million for the three months ended September 30, 2003 includes a $1.9 million net gain on the sale of our Scottsbluff, Nebraska customer support center, which was closed in connection with the 2002 restructuring plan, offset by a $0.2 million loss on disposal of property and equipment. This compares to a $1.2 million net gain on disposal of property and equipment for the three months ended September 30, 2002, which includes a $1.8 million net gain on the sale of our Bismarck, North Dakota customer support center offset by a $0.2 million net loss on the sale of certain assets of the print facilities in Galashiels, Scotland and a $0.4 million loss on disposal of property and equipment.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Reversal of Restructuring and Other Charges

The reversal of restructuring and other charges of $0.2 million for the three months ended September 30, 2003 includes the reversal of the remaining site closure costs for the Scottsbluff, Nebraska facility sold on September 30, 2003 and the reversal of certain accruals in connection with the 2001 and 2000 restructuring plans related to the final settlement of lease termination and other costs in the third quarter of 2003.

Other Income and Expense

Other income was $0.5 million for the three months ended September 30, 2003, compared to other expense of $13.5 million during the comparable 2002 period. This change of $14.0 million was primarily attributable to a $13.8 million charge in the third quarter of 2002 for the uninsured portion of the class action litigation settlement related to the class action suits filed against Sykes in 2000.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes increased $5.4 million to $2.0 million for the three months ended September 30, 2003 from ($3.4) million for the comparable 2002 period. This increase was primarily attributable to the increase in income for the three months ended September 30, 2003.

Net Income (Loss)

As a result of the foregoing, income from operations for the three months ended September 30, 2003 of $5.5 million increased $2.1 million from the comparable 2002 period. As previously discussed, this increase was principally attributable to a $10.2 million increase in revenues in the third quarter of 2003 compared to the same period in 2002, a $0.5 million increase in net gain on disposal of property and equipment and a $0.2 million credit from the reversal of restructuring and other charges offset by a $6.6 million increase in direct salaries and related costs and a $2.3 million increase in general and administrative costs. The $2.1 million increase in income from operations and decrease in other expense of $14.0 million was offset by a $5.4 million higher tax provision resulting in net income of $3.9 million for the three months ended September 30, 2003, an increase of $10.6 million compared to the same period in 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues

For the nine months ended September 30, 2003, we recorded consolidated revenues of $356.1 million, an increase of $16.9 million or 5.0% from $339.2 million of consolidated revenues for the comparable 2002 period.

On a geographic segmentation basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 67.1%, or $239.0 million for the nine months ended September 30, 2003 compared to 66.6%, or $255.9 million for the comparable 2002 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 32.9%, or $117.1 million for the nine months ended September 30, 2003 compared to 33.4% or $113.3 million for the comparable 2002 period.

The increase in Americas’ revenue of $13.1 million, or 5.8%, for the nine months ended September 30, 2003 was primarily attributable to an increase in revenues from our offshore markets, including Latin America, India and the Asia Pacific Rim operations, resulting from the continued acceleration in demand for a lower cost solution. These operations represented 15.7% of consolidated revenues for the nine months ended September 30, 2003 compared to 8.6% for the comparable 2002 period. The increase in the Americas’ revenue was partially offset by the overall

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Revenues (continued)

reduction in client call volumes resulting from the economic downturn and the phasing out of two U.S. based original equipment manufacturer (“OEM”) technology clients.

The increase in EMEA’s revenue of $3.8 million, or 3.4%, for the nine months ended September 30, 2003 was primarily related to the strengthening Euro, which positively impacted revenues for the nine months ended September 30, 2003 by approximately $19.5 million compared to the Euro in the same period in 2002. Without this foreign currency benefit, EMEA’s revenues would have declined $15.7 million compared with last year due to the continued softness in customer call volumes resulting from the weak European economy.

Direct Salaries and Related Costs

Direct salaries and related costs increased $17.6 million or 8.3% to $230.4 million for the nine months ended September 30, 2003, from $212.8 million in the comparable 2002 period. As a percentage of revenues, direct salaries and related costs increased to 64.7% in 2003 from 62.7% for the comparable 2002 period. This increase was primarily attributable to an increase in staffing and training costs associated with the ramp-up of new business in our offshore markets, lower call volumes in the United States and European markets and lower margin European centers that were closed in the first quarter of 2003 in connection with our 2002 restructuring plan. Although the strengthening Euro positively impacted revenues, it increased direct salaries and related costs for the nine months ended September 30, 2003 by approximately $12.8 million compared to the Euro in the same period of 2002.

General and Administrative

General and administrative expenses increased $3.6 million or 3.2% to $118.6 million for the nine months ended September 30, 2003, from $115.0 million in the comparable 2002 period. As a percentage of revenues, general and administrative expenses decreased to 33.3% in 2003 from 33.9% for the comparable 2002 period. This decrease was principally attributable to lower depreciation partially offset by higher insurance costs and higher lease and travel costs associated with the expansion of offshore facilities. Like the negative effect on direct salaries and related costs, the strengthening Euro also increased general and administrative expenses for the nine months ended September 30, 2003 by approximately $6.6 million compared to the Euro in the same period of 2002.

Net Gain on Disposal of Property and Equipment

The net gain on disposal of property and equipment of $1.6 million for the nine months ended September 30, 2003 includes a $1.9 million net gain on the sale of our Scottsbluff, Nebraska customer support center, which was closed in connection with the 2002 restructuring plan, offset by a $0.4 million loss on disposal of property and equipment. This compares to a $1.0 million net gain on disposal of property and equipment for the nine months ended September 30, 2002, which includes a $1.8 million net gain on the sale of our Bismarck, North Dakota customer support center offset by a $0.2 million net loss on the sale of certain assets of the print facilities in Galashiels, Scotland and a $0.6 million loss on disposal of property and equipment.

Reversal of Restructuring and Other Charges

The reversal of restructuring and other charges of $0.2 million for the nine months ended September 30, 2003 includes the reversal of the remaining site closure costs for the Scottsbluff, Nebraska facility sold on September 30, 2003 and the reversal of certain accruals in connection with the 2001 and 2000 restructuring plans related to the final settlement of lease termination and other costs in the third quarter of 2003.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Other Income and Expense

Other income was $1.2 million during the nine months ended September 30, 2003, compared to other expense of $13.5 million during the comparable 2002 period. This change of $14.7 million was primarily attributable to a $13.8 million charge for the uninsured portion of the class action settlement, a $0.7 million increase in interest earned on cash and cash equivalents net of interest expense, and a charge of $0.2 million for the amortization of loan fees related to the cancellation and replacement of our revolving credit facility in April 2002.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes increased $3.8 million to $3.5 million for the nine months ended September 30, 2003 from ($0.4) million for the comparable 2002 period. This increase was primarily attributable to the increase in income for the nine months ended September 30, 2003. The effective tax rate for the nine months ended September 30, 2003 remained unchanged from the comparable 2002 period at 34.0%. The effective tax rate differs from the statutory federal income tax rate of 35.0% primarily due to the effects of non-deductible intangibles and other permanent differences, state income taxes, varying foreign income tax rates and requisite valuation allowances.

Net Income (Loss)

As a result of the foregoing, income from operations for the nine months ended September 30, 2003 of $8.9 million decreased $3.5 million from the comparable 2002 period. As previously discussed, this decrease was principally attributable to a $17.6 million increase in direct salaries and related costs and a $3.6 million increase in general and administrative costs offset by a $16.9 million increase in revenues, a $0.6 million increase in net gain on disposal of property and equipment and a $0.2 million credit from the reversal of restructuring and other charges. The $3.5 million decrease in income from operations and $3.8 million higher tax provision were offset by a decrease in other expense of $14.7 million resulting in net income of $6.7 million for the nine months ended September 30, 2003, an increase of $7.4 million compared to the same period in 2002.

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

In the first nine months of 2003, we generated $13.9 million in cash from operating activities, $2.0 million in cash from the sale of facilities and $0.5 million in cash from issuance of stock; used $20.6 million in funds for investments in capital expenditures and $2.0 million to repurchase stock in the open market resulting in a $1.6 million decrease in available cash (net of the effects of international currency exchange rates on cash of $4.6 million).

Net cash flows provided by operating activities for the nine months ended September 30, 2003 were $13.9 million compared to net cash flows provided by operating activities of $53.4 million for the comparable 2002 period. The $39.5 million decrease in net cash flows from operating activities was due to a net decrease in non-cash expenses of $12.0 million and a net increase in assets and liabilities of $34.9 million offset by an increase in net income of $7.4 million. The net increase in assets and liabilities of $34.9 million was due to a $32.3 million increase in receivables, an increase in other assets of $3.3 million, a decrease in accounts payable and other accrued accounts of $1.2 million

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Liquidity and Capital Resources (continued)

and a decrease in income taxes payable of $0.4 million (net of an increase in income tax refunds of $3.0 million) offset by an increase in deferred revenue of $2.3 million. The increase in receivables was primarily due to an increase in revenues.

Capital expenditures, which are generally funded by cash generated from operating activities and borrowings available under our credit facilities, were $20.6 million for the nine months ended September 30, 2003 compared to $15.9 million for the comparable 2002 period, an increase of $4.7 million. In the nine months ended September 30, 2003, approximately 89% of the capital expenditures were the result of investing in new and existing customer support centers, primarily offshore, and 11% was expended primarily for maintenance and systems infrastructure. In 2003, we anticipate capital expenditures in the range of $28.0 million to $33.0 million.

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

The Amended Credit Facility, which is subject to certain financial covenants and borrowing limitations, may be used to provide working capital and for general corporate purposes and to fund future acquisitions. The Amended Credit Facility accrues interest, at our option, at (a) the lender’s base rate plus an applicable margin up to 1.5%, (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.5%, or (c) the Interbank Offered Rate (“IBOR”) plus an applicable margin up to 2.5% that varies with debt levels and certain financial ratios. In addition, a commitment fee of up to 0.75% is charged on the unused portion of the Amended Credit Facility on a quarterly basis. The borrowings under the Amended Credit Facility, which terminates May 31, 2005, are guaranteed by a pledge of all of the common stock of each of our domestic material subsidiaries and 65% of the stock of each of our direct foreign material subsidiaries. The Amended Credit Facility prohibits, without the consent of the lenders, Sykes from incurring additional indebtedness, limits certain investment advances or loans and restricts substantial asset sales, capital expenditures, stock repurchases and dividends. The Amended Credit Facility also includes a maximum judgment limitation of $2.5 million and other unsecured indebtedness of $2.0 million, requires cash and cash equivalents of $40.0 million and a minimum of eligible accounts receivable of $23.8 million. There were no outstanding balances on the Amended Credit Facility as of September 30, 2003. At September 30, 2003, we were in compliance with all loan requirements of the Amended Credit Facility. At September 30, 2003, we had $77.9 million in cash and approximately $32.1 million of availability under our Amended Credit Facility. Approximately $60.3 million of the cash balances at September 30, 2003 were held in international operations and may be subject to additional taxes if repatriated to the United States. We intend to reinvest this cash into our international operations and have no current plans to repatriate the cash to the United States.

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

We believe the following accounting policies are the most critical since these policies require significant judgment or involve complex estimations that are important to the portrayal of our financial condition and operating results:

-     We recognize revenue associated with the grants of land and the cash grants for the acquisition of property, buildings and equipment for customer support centers over the corresponding useful lives of the related assets. Should the useful lives of these assets change for reasons such as the sale or disposal of the property, the amount of revenue recognized would be adjusted accordingly. Deferred grants totaled $30.9 million at September 30, 2003. Income from operations included amortization of the deferred grants of $0.7 million and $2.2 million for the three and nine months ended September 30, 2003, respectively.

-     We maintained allowances for doubtful accounts of $5.7 million at September 30, 2003 or 6.5% of receivables, for estimated losses arising from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required which would reduce income from operations.

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

-     We hold a minority interest in SHPS, Incorporated as a result of the sale of a 93.5% ownership interest in June 2000. We account for this remaining interest at cost, which was $2.1 million at September 30, 2003. We will record an impairment charge or loss if we believe the investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment; and therefore, might require an impairment charge in the future.

-     We review long-lived assets, which had a total carrying value of $110.2 million at September 30, 2003, including goodwill, for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge or loss. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment; and therefore, might require an impairment charge in the future.

-     Self-insurance related liabilities of $2.0 million at September 30, 2003 include estimates for, among other things, projected settlements for known and anticipated claims for worker’s compensation and employee health insurance. Key variables in determining such estimates include past claims history, number of covered employees and projected future claims. We periodically evaluate and, if necessary, adjust the estimates based on information currently available. Revisions to these estimates, which could result in adjustments to the liability and additional charges, would be recorded in the period when such adjustments or charges are known.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and (or) normal use of the asset. We implemented the provisions of SFAS No. 143 effective January 1, 2003. The impact of this adoption did not have a material effect on our financial condition, results of operations, or cash flows.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facilities closing, or other exit or disposal activity initiated after December 31, 2002. The statement requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will be applied to exit or disposal activities initiated on or after January 1, 2003.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement did not have a material effect on the financial condition, results of operations, or cash flows of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Recent Accounting Pronouncements (continued)

back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement did not have a material effect on the financial condition, results of operations, or cash flows of the Company.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” providing further guidance on how to account for multiple element contracts. This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. EITF No. 00-21 is effective for all arrangements entered into after June 30, 2003. The adoption of this guidance did not have a material impact on the financial condition, results of operations, or the cash flows of the Company.

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” in an effort to expand upon existing accounting guidance that addresses when a company should consolidate the financial results of another entity. FIN No. 46 requires “variable interest entities”, as defined, to be consolidated by a company if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. A company that is required to consolidate a variable interest entity is referred to as the entity’s primary beneficiary. The interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.

The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. We are not the primary beneficiary of any variable interest entity created after January 31, 2003 nor do we have a significant variable interest in a variable interest entity created after January 31, 2003.

For variable interest entities that existed before February 1, 2003, the consolidation requirements were initially effective for reporting periods beginning after June 15, 2003. On October 9, 2003, the FASB Staff issued Position No. FIN No. 46-6 which delayed the effective date of consolidation provisions of FIN No. 46 for variable interest entities created before February 1, 2003 to financial statements for periods ending after December 15, 2003, if the reporting entity had not yet issued financial statements reporting the variable interest entities in accordance with the consolidation provisions of FIN No. 46. We do not believe that the adoption of the provisions of FIN No. 46 to variable interest entities created before February 1, 2003 will have a material impact on our results of operations, financial position or cash flows.

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

Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facilities. Based on our level of variable rate debt outstanding during the nine-month period ended September 30, 2003, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would not have had a material impact on our annual interest expense. At September 30, 2003, we had no debt outstanding at variable interest rates. We have not historically used derivative instruments to manage exposure to changes in interest rates.

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

Item 4 - Controls and Procedures

As of September 30, 2003, under direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2003, and (ii) no changes occurred during the quarter ended September 30, 2003, that materially affected, or are reasonably likely to materially affect, such internal controls.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2003

Part II – OTHER INFORMATION.

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

We filed a current report on Form 8-K, dated July 28, 2003, with the Securities and Exchange Commission on July 29, 2003, reporting, under Item 12, the filing of a press release announcing our financial results for the quarter ended June 30, 2003.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: November 10, 2003	By: /s/ W. Michael Kipphut

W. Michael Kipphut
Group Executive, Senior Vice President – Finance
(Principal Financial and Accounting Officer)