Form 10-K
period 2003-12-31
SYKES ENTERPRISES INC
filed 2004-03-10
CIK 1010612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended December 31, 2003

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

Title of Each Class

Voting Common Stock $.01 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

     The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant computed by reference to the closing sales price of such shares on the NASDAQ National Market on June 30, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, was $204,251,152.

     As of March 2, 2004, there were 40,231,071 outstanding shares of common stock.

Documents Incorporated by Reference:

Documents	Form 10-K Reference
Portions of the Proxy Statement for the year 2004 Annual Meeting of Shareholders	Part III Items 10–14

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7a. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Item 9a. Controls and Procedures
PART III
Items 10. through 14.
PART IV
Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
Signatures
Ex-10.9 Charles E. Sykes Employment Agreement
Ex-10.36 Jenna R. Nelson Employment Agreement
Ex-10.37 Gerry L. Rogers Employment Agreement
Ex-10.39 James T. Holder Employment Agreement
Ex-10.44 William T. Rocktoff Employment Agreement
Ex-10.58 James L. Hobby Employment Agreement
Ex-10.59 Daniel L. Hernandez Employment Agreement
Ex-21.1 Subsidiaries of Sykes Enterprises, Inc.
Ex-23.1 Deloitte & Touche Consent
Ex-31.1 Section 302 CEO Certification
Ex-31.2 Section 302 CFO Certification
Ex-32.1 Section 906 CEO Certification
Ex-32.2 Section 906 CFO Certification

FORM 10-K ANNUAL REPORT

PART I

Item 1. Business

General

     Sykes Enterprises, Incorporated and consolidated subsidiaries (“Sykes,” “our,” “us” or “we”) is a global leader in providing outsourced customer contact management solutions and services in the business process outsourcing (“BPO”) arena. We provide an array of sophisticated customer contact management solutions to Fortune 1000 companies around the world primarily in the communications, technology/consumer, financial services, healthcare and transportation and leisure industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, India and the Asia Pacific Rim) and EMEA (Europe, Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact outsourcing services with an emphasis on inbound technical support and customer service. These services are delivered through multiple communications channels encompassing phone, e-mail, Web and chat. We also provide various enterprise support services in the United States that encompass services for our client’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including multilingual sales order processing via the Internet and phone, inventory control, product delivery and product returns handling. Our complete service offering helps our clients acquire, serve, retain and grow relationships with their customers. We have developed an extensive global reach with 42 state-of-the-art customer contact management centers throughout the United States, Canada, Europe, Latin America, Asia and Africa.

     Sykes was founded in 1977 in North Carolina and we moved our headquarters to Florida in 1993. In March 1996, we changed our state of incorporation from North Carolina to Florida. Our headquarters are located at 400 North Ashley Drive, 28th Floor, Tampa, Florida 33602, and our telephone number is (813) 274-1000.

     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as our proxy statements and other materials which are filed with or furnished to the Securities and Exchange Commission (“SEC”) are made available, free of charge, on our Internet website at www.sykes.com/english/investors.asp under the heading “Financial Reports — SEC Filings,” as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

Industry Overview

     According to International Data Corporation (“IDC”), a market research firm, the outsourced customer contact management solutions market worldwide is estimated to be approximately $61 billion in 2004. Also, according to IDC, the five primary verticals in which we participate — communications, technology/consumer, financial services, healthcare and transportation and leisure — constitute approximately 80% of the total worldwide market. We believe that growth for outsourced customer contact management solutions and services will be fueled by the trend of global Fortune 1000 companies turning to outsourcers to provide high quality, cost-effective customer contact management solutions. We also anticipate that acceleration toward an offshore alternative, which can be obtained at significantly lower operating costs, will further drive growth in the industry. Countries such as Costa Rica, India and the Philippines have become the focus for providers of outsourced customer contact management services due to their comparatively lower wage rates and the large number of English-speaking residents.

     In today’s ever-changing marketplace, companies require innovative customer contact management solutions that allow them to enhance the end user’s experience with their products and services, strengthen and enhance company brands, maximize the lifetime value of customers, efficiently and effectively deliver human interaction when customers value it most, and deploy best in-class customer management strategies, processes and technologies.

     Global competition, pricing pressures, softness in the global economy and rapid changes in technology are making it increasingly difficult for companies to cost effectively maintain the in-house personnel necessary to handle all of their customer contact management needs. As a result, companies are increasingly turning to outsourcers to perform specialized functions and services in the customer contact management arena. By working in a partnership with outsourcers, companies can insure that the crucial task of retaining and growing their customer base is addressed without detracting from their competencies. Factors that are influencing companies to outsource customer contact management solutions include the following:

•	Increasing importance for companies to focus on customer-facing activities and retain and grow client relationships;

•	Growing capital requirements for entrance into new geographic markets offering a lower cost solution;

•	Increasing need for companies to focus on core competencies rather than non-revenue producing activities;

•	Increasing need for better utilization of internal customer contact management assets and time-to-market response;

•	Rapid changes in technology requiring personnel with specialized technical expertise;

•	Growing capital requirements for sophisticated technology needed to maintain the necessary infrastructure to provide timely technical support and customer service;

•	Increasing need to integrate and continually update complex systems incorporating a variety of hardware and software components spanning a number of technology generations; and

•	Extensive and ongoing staff training and associated costs required for maintaining responsive, up-to-date, in-house technical support and customer service solutions.

     To address these market factors, we offer a full, global customer contact management solution with a dynamic, secure communications infrastructure and a global presence that reaches across 17 countries. This global presence includes established operations in highly strategic offshore geographic markets where companies have access to high quality customer contact management solutions at lower costs compared to other markets.

Business Strategy

     Our goal is to provide high quality, reliable and affordable outsourced customer contact management solutions and services. Our services are customized to address each client’s unique needs and focused on improving the quality and cost-effectiveness of the support our clients provide to their customers.

     Our business strategy encompasses building long-term client relationships, capitalizing on our offshore delivery platform, leveraging our technology platform to differentiate our value proposition, expanding both organically and through acquisitions and diversifying our vertical market reach. The principles of this strategy include the following:

     Build Long-term Client Relationships Through Service Excellence. We believe that providing superior, quality service is critical in our clients’ decisions to outsource and in building long-term relationships with our clients. To ensure service excellence and continuity across each of our centers globally, we implemented an internally developed quality program titled Sykes Standard of Excellence (SSE). This quality certification standard is a compilation of more than twenty-five years of experience and best practices from industry standards such as the Malcom Baldridge National Quality Award and COPC (Customer Operations Performance Center Inc.). Every customer contact management center is held accountable to meet or exceed the criteria set forth by SSE, which address leadership, hiring and training, performance management down to the agent level, forecasting and scheduling, and the client relationship including disaster recovery plans, feedback and corrective measures.

     Capitalize on Global Service Offering in Offshore Markets. Companies are demanding a customer contact management solution that is global in nature — one of our key strengths. In addition to our network of customer contact management centers throughout North America and Europe, we continue to develop our offshore delivery model with operations in the Philippines, The Peoples Republic of China, India, Costa Rica and El Salvador (expected to open in early 2004), offering our clients a secure, high quality solution at a significant cost savings. We expanded our company-owned offshore operations significantly in 2003, more than doubling the number of customer contact management seats from the same period a year ago to approximately 8,000. These seats were added to support the increasing demand for our offshore customer contact management solutions and are fully integrated through our internally developed digital private Asynchronous Transfer Mode (“ATM”) communications network, which allows for effective call volume management and disaster recovery backup. Our global footprint satisfies key client imperatives such as a high-quality low-cost solution, financial flexibility, improved market response times, global presence and improved capacity utilization rates.

     Maintain a Competitive Advantage Through Leading Edge Technology. We seek to maintain a competitive advantage and differentiation by continuing to capitalize on sophisticated and specialized technological capabilities, including our current private ATM network between North America, Latin America, the Philippines and India that provides us the ability to manage call volumes more efficiently and carry voice and data over the same network. Our flexible, secure and scalable network infrastructure allows us to rapidly respond to changes in client voice and data traffic and quickly establish support operations for new and existing clients. Through strategic technology relationships, we are able to provide fully integrated communication services encompassing e-mail, chat and Web self-service platforms. Additional technological capabilities include automatic call distributors, intelligent call routing and workforce management capabilities based on agent skill and availability, call tracking software, quality management systems and computer-telephony integration (CTI) that enable our customer contact management centers to serve as a transparent extension for our clients, receive telephone calls and data directly from our clients’ systems, and report detailed information concerning the status and results of our services on a daily basis. In addition, the European deployment of Global Direct, our customer relationship management (“CRM”)/ e-commerce application utilized within the fulfillment operations, establishes a platform whereby our clients can manage all customer profile and contact information from every communication channel, making it a viable customer-facing infrastructure solution to support their CRM initiatives.

     Continue to Grow Our Business Organically and through Acquisitions. We have grown our customer contact management outsourcing operations utilizing a strategy of both internal growth and external acquisitions. This plan has resulted in an increase from three U.S. customer contact management centers in 1994 to 42 customer contact management centers worldwide as of the end of 2003. Given the fragmented nature of the customer contact management industry, there may be other companies that would bring us certain complementary competencies. Acquisition candidates that can, among other competencies, expand our service offerings, broaden our geographic footprint, allow us access to new technology and are synergistic in nature, will be given consideration. We have and will continue to explore these options upon identification of strategic opportunities.

     Diversify Our Vertical Market Reach. We market our services on a worldwide basis to Fortune 1000 companies primarily in the communications, technology/consumer, financial services, healthcare, and transportation and leisure industries. We built our industry knowledge by initially focusing on software publishers, personal computer manufacturers and peripheral hardware manufacturers within the technology/consumer vertical market, providing us with a competitive advantage in technical support. In 2003, the technology/consumer vertical market represented 33% of our consolidated revenues. Beginning in 1999, our growth strategy targeted the communications vertical market, where we leveraged our technical support capabilities to capitalize on dial-up Internet, broadband Internet, wireless services and related opportunities. Revenues from the communications vertical market represented 43% of our consolidated revenues in 2003, compared to 9% in 1999. In 2001, we began targeting the financial services vertical market recognizing the potential growth this market offered and the added stability this market would provide our revenue mix. We entered into several new relationships with financial services companies in late 2001 and 2002, for which we provide an array of services from credit card inquiries to brokerage account assistance. For 2003, revenues from this vertical market represented 6% of our consolidated revenues, an increase from 3% in 2002, and we expect this market to continue to increase in the future. The healthcare vertical, which is primarily generated from our Canadian operations, represented 6% of our consolidated revenues in 2003 compared to 4% in 2002. We believe the diversification of our business into focused vertical markets allows for a more predictable, steady revenue stream.

Services

     We specialize in providing inbound outsourced customer contact management solutions in the BPO arena on a global basis. Our customer contact management services are provided through two operating segments — the Americas and EMEA. The Americas region, representing 66.9% of consolidated revenues in 2003, includes the United States, Canada, Latin America, India and the Asia Pacific Rim. The sites within Latin America, India and the Asia Pacific Rim are included in the Americas region as they provide a significant service delivery vehicle for U.S. based companies that are utilizing our customer contact management solutions in these locations to support their customer care needs. The EMEA region, representing 33.1% of consolidated revenues in 2003, includes Europe, the Middle East and Africa. The following is a description of our customer contact management solutions:

     Outsourced Customer Contact Management Services. Our outsourced customer contact management services represented approximately 97.0% of total 2003 consolidated revenues. We handle over 700,000 customer contacts including phone, e-mail, Web and chat on a daily basis throughout the Americas and EMEA regions. We provide these services utilizing our advanced technology infrastructure, human resource management skills and industry experience. These services include:

•	Customer care — Customer care contacts primarily include product information requests, describing product features, activating customer accounts, resolving complaints, handling billing inquiries, changing addresses, claims handling, ordering/reservations, prequalification and warranty management;

•	Technical support — Technical support contacts primarily include handling inquiries regarding hardware, software, communications services, communications equipment, Internet access technology and Internet portal usage; and

•	Acquisition — Our acquisition services are primarily focused on inbound up-selling/cross-selling of our client’s products and services.

We provide these services through our extensive global network of customer contact management centers, where our customer contact agents provide support in over 30 languages. Our technology infrastructure and managed service solutions allow for effective distribution of calls to one or more centers. These technology offerings provide our clients and us with the leading edge tools needed to maximize quality and customer satisfaction while controlling and minimizing costs.

     Fulfillment Services. In Europe, we offer fulfillment services that are fully integrated with our customer care and technical support services. Our fulfillment solutions include multilingual sales order processing via the Internet and phone, payment processing, inventory control, product delivery and product returns handling.

     Enterprise Support Services. In the United States, we provide a range of enterprise support services including technical staffing services and outsourced corporate help desk solutions.

Operations

     Customer Contact Management Centers. We operate 17 stand-alone customer contact management centers in Europe, the Middle East and South Africa, 13 centers in the United States, 3 centers in Canada and 9 centers offshore, including The Peoples Republic of China, the Philippines, India and Costa Rica. El Salvador, a new customer contact management center, is expected to open in the early part of 2004.

      New customer contact management centers are established to accommodate anticipated growth in our business or in response to a specific client need. In an effort to stay ahead of industry trends, we opened our first customer contact management centers in the Philippines and Costa Rica over six years ago. By 2003, we expanded to five centers in the Philippines, two in Costa Rica, one in The People’s Republic of China and one in India and are planning additional capacity expansion in the Philippines throughout 2004.

     Due to shifts in business demand for offshore customer contact management centers, we decided to close several under-utilized customer contact management centers in the United States in late 2003 and may close additional centers in 2004. In Europe, we have also taken steps to close certain under-utilized customer contact management centers due to lower call volumes resulting from the soft global economy.

     We utilize a sophisticated workforce management system to provide efficient scheduling of personnel. Our internally developed digital private communications network — the aforementioned ATM — complements our workforce by allowing for effective call volume management and disaster recovery backup. Through this network and our dynamic intelligent call routing capabilities, we can rapidly respond to changes in client call volumes and move call volume traffic based on agent availability and skill throughout our network of centers, improving the responsiveness and productivity of our agents. We also can offer cost competitive solutions for taking U.S. based calls to our offshore locations.

     We capture and download customer contact information for reporting on a daily basis and this information can be viewed for any period of time, including on a real time basis. This data provides our clients with direct visibility into the service that we are providing for them. It also provides our management with the information required for effective management of our operations.

     Our customer contact management centers are protected by a fire extinguishing system, backup generators and short-term battery backups in the event of a power outage, reduced voltage or a power surge. Rerouting of call volumes to other customer contact management centers is also available in the event of a telecommunications failure, natural disaster or other emergency. Security measures are imposed to prevent unauthorized physical access. Software and related data files are backed up daily and stored off site at multiple locations. We carry business interruption insurance covering interruptions that might occur as a result of damage to our business.

     Fulfillment Centers. We currently have four fulfillment centers located in Europe. We provide our fulfillment services primarily to certain clients operating in Europe who desire this complementary service in connection with outsourced customer contact management services.

     Enterprise Support Services Offices. Our three enterprise support services offices are located in metropolitan areas in the United States to provide a strong recruiting platform for high-end knowledge workers and to establish a local presence to service major accounts.

Quality Assurance

     We believe that providing superior, quality service is critical in our clients’ decisions to outsource and in building long-term relationships with our clients. It is also our belief and commitment that quality is the responsibility of each individual at every level of the organization. To ensure service excellence and continuity across our organization, we have developed an integrated Quality Assurance program consisting of three major components:

•	The certification of client accounts and customer contact management centers to the SSE program;

•	The application of continuous improvement to all business processes; and

•	The application of process audits to all work procedures.

     The SSE program is a quality certification standard that was developed based on our more than twenty-five years of experience, and best practices from industry standards such as the COPC and Support Center Practices (SCP). It defines the requirements across all aspects of the business, and has a well-defined auditing process to ensure compliance and to gain certification.

     The application of continuous improvement is established by SSE and is based upon the five-step Six Sigma cycle of Define, Measure, Analyze, Improve and Control. All managers are responsible for continuous improvement in their operations.

     Process audits are used to verify that client processes and procedures are consistently executed as required by established documentation. Process audits are applicable to all services being provided for the client. Quality monitoring and coaching are also core components of our approach to quality. We utilize industry best practices to ensure that our employees handle customer interactions with the care, accuracy and timeliness needed.

     Two of our customer contact management centers in Europe have received COPC certification. We are also pursuing COPC certification for several additional centers in Europe and our offshore markets. The COPC standard was first developed in 1996 by representatives from American Express, Dell, L.L. Bean, Microsoft, Motorola, Novell and other customer-focused companies that wanted measurable standards to improve the level of service quality their customers received from external customer service providers.

Sales and Marketing

     Our sales and marketing objective is to leverage our expertise and global presence to develop long-term relationships with existing and potential clients both domestically and internationally. Our customer contact solutions have been developed to help our clients acquire, retain, and increase the value of their customer relationships. We are implementing marketing and business development plans to increase visibility of our solutions in the vertical markets we serve. We believe that our client base provides excellent opportunities for further marketing and cross selling of our complementary customer contact management services. Our plans for increasing our visibility include market focused advertising, consultative personal visits with potential and existing clients, participation in market specific trade shows and seminars, speaking engagements, articles and white papers and our website.

     Our sales force is composed of business development managers that pursue new business opportunities and client services directors that manage and grow relationships with existing accounts. We also have inside customer sales representatives who receive customer inquiries and provide outbound lead generation for the field sales force.

     As part of our marketing efforts, we invite potential and existing clients to visit our customer contact management centers, where we can demonstrate our telecommunications and call tracking technology, quality procedures and our customer contact agent development process. During these visits, we demonstrate our ability to quickly and effectively support a new client or scale business from an existing client by emphasizing our systematic approach to implementing customer contact solutions throughout the world.

     We emphasize account development to strengthen relationships with existing clients. Business development managers or client service directors are generally assigned to vertical markets in their area of expertise in order to develop a complete understanding of each client’s particular needs, to form strong client relationships and encourage cross selling of our other service offerings. We utilize our marketing and sales visibility in the vertical markets to lead our product development efforts to further meet growing market needs.

Clients

     In 2003, we provided service to hundreds of clients in the United States, Canada, Latin America, Europe, the Philippines, The Peoples Republic of China, India and South Africa. We market to Fortune 1000 corporations primarily within the communications, technology/consumer, financial services, healthcare, and transportation and leisure industries. Revenue by vertical market for 2003, as a percentage of our consolidated revenues, was 43% for communications, 33% for technology/consumer, 6% for financial services, 6% for health, 5% for transportation and leisure, and 7% for all other vertical markets, including retail, government-related and utilities. We believe our globally recognized client base presents opportunities for further cross marketing of our services.

     In 2003, we signed a multi-year contract with Accenture, LLP, a leading third-party systems integrator, which was retained by our leading client, SBC Communications Inc. and affiliates (“SBC”), a major provider of communications services, to manage its customer contact management services strategy. For the years ended December 31, 2003, 2002 and 2001, total revenues included $81.2 million, or 16.9% of consolidated revenues, $71.6 million, or 15.8% of consolidated revenues, and $58.5 million, or 11.8% of consolidated revenues, respectively, from SBC.

     In addition, for the years ended December 31, 2003, 2002 and 2001, total revenues included $58.5 million, or 12.2% of consolidated revenues, $54.6 million, or 12.1% of consolidated revenues, and $46.2 million, or 9.3% of consolidated revenues, respectively, from Microsoft Corporation (“Microsoft”), a major provider of software and related services. The loss of (or the failure to retain a significant amount of business with) SBC, Microsoft or any of our other key clients could have a material adverse effect on our performance. Our top ten clients accounted for approximately 59% of our consolidated revenues in 2003. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short-term notice. Also, clients may unilaterally reduce their use of our services under our contracts without penalty.

Competition

     The industry in which we operate is extremely competitive and highly fragmented. While many companies provide customer contact management solutions and services, we believe no one company is dominant in the industry.

     In most cases, our principal competition stems from our existing and potential clients’ in-house customer contact management operations. When it is not the in-house operations of a client, our direct competition includes Teletech, Sitel, APAC Customer Services, ICT Group, Client Logic, Convergys, West Corporation, Stream, EDS, IBM and NCO Group as well as the customer care arm of such companies as Accenture, WIPRO, 24/7, Infosys and SR Teleperformance. There are other numerous and varied providers of such services, including firms specializing in various CRM consulting, other customer management solutions providers — niche or large market companies, as well as product distribution companies that provide fulfillment services. Some of these companies possess substantially greater resources, greater name recognition and a more established customer base than we.

     We believe that the most significant competitive factors in the sale of outsourced customer contact management services include service quality, advanced technology capabilities, global coverage, reliability, scalability, security, industry experience, price and tailored service offerings. As a result of intense competition, outsourced customer contact management solutions and services frequently are subject to pricing pressure. Clients also require outsourcers to be able to provide services in multiple locations. Competition for contracts for many of our services takes the form of competitive bidding in response to requests for proposals.

Intellectual Property

     We rely upon a combination of contract provisions and trade secret laws to protect the proprietary technology we use at our customer contact management centers and facilities. We also rely on a combination of copyright, trademark and trade secret laws to protect our proprietary software. We attempt to further protect our trade secrets and other proprietary information through agreements with employees and consultants. We do not hold any patents and do not have any patent applications pending. There can be no assurance that the steps we have taken to protect our proprietary technology will be adequate to deter misappropriation of our proprietary rights or third-party development of similar proprietary software. Sykes®, REAL PEOPLE. REAL SOLUTIONS.® and Sykes Answerteam® are our registered service marks. We hold a number of registered trademarks, including ETSC®, FS PRO® and FS PRO MARKETPLACE®.

Employees

     We have approximately 17,800 employees worldwide, consisting of 15,110 customer contact agents handling technical and customer support inquiries at our centers, 2,400 in management, administration and finance, 130 in enterprise support services, 110 in fulfillment services and 50 in sales and marketing. Our employees, with the exception of approximately 400 employees in Europe, are not represented by a labor union and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be good.

     We employ personnel through a continually updated recruiting network. This network includes a seasoned team of recruiters, a company-wide candidate database, Internet/newspaper advertising, candidate referral programs and job fairs. However, demand for qualified professionals with the required language and technical skills may exceed supply, as new skills are needed to keep pace with the requirements of customer engagements. Competition for such personnel is intense and employee turnover in this industry is high.

Factors Influencing Future Results and Accuracy of Forward - Looking Statements

     This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, and projections about us, our beliefs, and assumptions made by us. In addition, we may make other written or oral statements, which constitute forward-looking statements, from time to time. Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this report. Our actual results may differ materially from what is expressed or forecasted in such forward-looking statements, and undue reliance should not be placed on such statements. All forward-looking statements are made as of the date hereof, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

     Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: the marketplace’s continued receptivity to our terms and elements of services offered under our standardized contract for future bundled service offerings; our ability to continue the growth of our service revenues through additional customer contact management centers; our ability to further penetrate into vertically integrated markets; our ability to expand revenues within the global markets; our ability to continue to establish a competitive advantage through sophisticated technological capabilities, and the following risk factors:

Dependence on Key Clients

     We derive a substantial portion of our revenues from a few key clients. In 2003, we signed a multi-year contract with Accenture, LLP, a leading third-party systems integrator, which was retained by our leading client, SBC Communications Inc. and affiliates (“SBC”), a major provider of communications services, to manage its customer contact management services strategy. For the years ended December 31, 2003, 2002 and 2001, total revenues included $81.4 million, or 16.9% of consolidated revenues, $71.6 million, or 15.8% of consolidated revenues, and $58.5 million, or 11.8% of consolidated revenues, respectively, from SBC.

     In addition, total revenue for the years ended December 31, 2003, 2002 and 2001, includes $58.5 million, or 12.2% of consolidated revenues, $54.6 million, or 12.1% of consolidated revenues and $46.2 million, or 9.3% of consolidated revenues, respectively, from Microsoft Corporation (“Microsoft”), a major provider of software and related services. Our top ten clients accounted for approximately 59%, 60% and 57%, of consolidated revenue for the years ended December 31, 2003, 2002, and 2001, respectively. Our loss of, or the failure to retain a significant amount of business with SBC, Microsoft or any of our other key clients could have a material adverse effect on our business, financial condition and results of operations. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short-term notice. Also, clients may unilaterally reduce their use of our services under these contracts without penalty. Thus, our contracts with our clients do not ensure that we will generate a minimum level of revenues.

Risks Associated With International Operations and Expansion

     We intend to continue to pursue growth opportunities in markets outside the United States. At December 31, 2003, our international operations were conducted from 24 customer contact management centers located in Sweden, the Netherlands, Finland, Germany, South Africa, Scotland, India, Ireland, Italy, Hungary, Spain, Turkey, The Peoples Republic of China and the Philippines. Revenues from these operations for the years ended December 31, 2003, 2002, and 2001, were 44%, 39%, and 37%, of consolidated revenues, respectively. We also conduct business in Canada and Costa Rica. International operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, tariffs and taxes, import/export license requirements, the imposition of trade barriers, difficulties in staffing and managing foreign operations, political uncertainties, longer payment cycles, foreign exchange restrictions that could limit the repatriation of earnings, possible greater difficulties in accounts receivable collection, potentially adverse tax consequences, and economic instability. As of December 31, 2003, we had cash balances of approximately $67.5 million held in international operations which may be subject to additional taxes if repatriated to the United States.

     We conduct business in various foreign currencies and are therefore exposed to market risk from changes in foreign currency exchange rates and interest rates, which could impact our results of operations and financial condition. We are also subject to certain exposures arising from the translation and consolidation of the financial results of our foreign subsidiaries. We have, from time to time, taken limited actions to attempt to mitigate our currency exchange exposure. However, there can be no assurance that we will take any actions to mitigate such exposure in the future, and if taken, that such actions will be successful or that future changes in currency exchange rates will not have a material impact on our future operating results. A significant change in the value of the dollar against the currency of one or more countries where we operate may have a material adverse effect on our results. We have historically not entered into hedge contracts for either translation risk or economic risk.

Fundamental Shift Towards Offshore Markets

     We intend to continue to expand and pursue growth opportunities in offshore markets. Our offshore locations include The Peoples Republic of China, India, the Philippines and Costa Rica, and while we have operated in offshore markets for several years, there can be no assurance that we will be able to successfully conduct and expand such operations, and a failure to do so could have a material adverse effect on our business, financial condition, and results of operations. The continued expansion offshore to meet the demand of new clients and the needs of certain of our U.S. clients that are migrating call volumes to offshore operations could result in excess capacity in the United States. As a result of this migration offshore, we have and expect that we will continue to experience duplicative operating costs and site closure costs related to the ramp-down of certain U.S. customer contact management centers and expect this trend to continue through 2004. To date, we have closed several centers and expect to close additional centers as a result of this shift offshore. The success of our offshore operations will be subject to numerous contingencies, some of which are beyond our control, including general and regional economic conditions, prices for our services, competition, changes in regulation and other risks. In addition, as with all of our operations outside of the United States, we are subject to various additional political, economic, and market uncertainties. (See “Risks Associated with International Operations and Expansion.”) Additionally, a change in the political environment in the United States or the adoption and enforcement of legislation and regulations curbing the use of offshore customer contact management solutions and services could effectively have a material adverse effect on our business, financial condition and results of operations.

Existence of Substantial Competition

     The markets for our services are highly competitive, subject to rapid change, and highly fragmented. While many companies provide outsourced customer contact management services, we believe no one company is dominant in the industry. There are numerous and varied providers of our services, including firms specializing in call center operations, temporary staffing and personnel placement companies, general management consulting firms, divisions of large hardware and software companies and niche providers of outsourced customer contact management services, many of whom compete in only certain markets. Our competitors include many companies who may possess substantially greater resources, greater name recognition and a more established customer base than we do. In addition to our competitors, many companies who might utilize our services or the services of one of our competitors may utilize in-house personnel to perform such services. Increased competition, our failure to compete successfully, pricing pressures, loss of market share and loss of clients could have a material adverse effect on our business, financial condition and results of operations.

     Many of our large clients purchase outsourced customer contact management services primarily from a limited number of preferred vendors. We have experienced and continue to anticipate significant pricing pressure from these clients in order to remain a preferred vendor. These companies also require vendors to be able to provide services in multiple locations. Although we believe we can effectively meet our clients’ demands, there can be no assurance that we will be able to compete effectively with other outsourced customer contact management services companies. We believe that the most significant competitive factors in the sale of our services include quality, advanced technology capabilities, global coverage, reliability, scalability, security, industry experience, price and tailored service offerings.

Inability to Attract and Retain Experienced Personnel May Adversely Impact Our Business

     Our business is labor intensive and places significant importance on our ability to recruit, train, and retain qualified technical and consultative professional personnel. We generally experience high turnover of our personnel and are continuously required to recruit and train replacement personnel as a result of a changing and expanding work force. Additionally, demand for qualified technical professionals conversant with the English language and/or certain technologies may exceed supply, as new and additional skills are required to keep pace with evolving computer technology. Our ability to locate and train employees is critical to achieving our growth objective. Our inability to attract and retain qualified personnel or an increase in wages or other costs of attracting, training, or retaining qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

Dependence on Senior Management

     Our success is largely dependent upon the efforts, direction and guidance of our senior management. Our growth and success also depend in part on our ability to attract and retain skilled employees and managers and on the ability of our executive officers and key employees to manage our operations successfully. We have entered into employment and non-competition agreements with our executive officers. The loss of any of our senior management or key personnel, or the inability to attract, retain or replace key management personnel in the future, could have a material adverse effect on our business, financial condition and results of operations.

Dependence on Trend Toward Outsourcing

     Our business and growth depend in large part on the industry trend toward outsourced customer contact management services. Outsourcing means that an entity contracts with a third party, such as us, to provide customer contact services rather than perform such services inhouse. There can be no assurance that this trend will continue, as organizations may elect to perform such services themselves. A significant change in this trend could have a material adverse effect on our business, financial condition and results of operations. Additionally, there can be no assurance that our cross-selling efforts will cause clients to purchase additional services from us or adopt a single-source outsourcing approach.

Our Strategy of Growing Through Selective Acquisitions and Mergers Involves Potential Risks

     We evaluate opportunities to expand the scope of our services through acquisitions and mergers. We may be unable to identify companies that complement our strategies, and even if we identify a company that complements our strategies, we may be unable to acquire or merge with the company. In addition, a decrease in the price of our common stock could hinder our growth strategy by limiting growth through stock acquisitions.

     Our acquisition strategy involves other potential risks. These risks include:

•	The inability to obtain the capital required to finance potential acquisitions on satisfactory terms;

•	The diversion of our attention to the integration of the businesses to be acquired;

•	The risk that the acquired businesses will fail to maintain the quality of services that we have historically provided;

•	The need to implement financial and other systems and add management resources;

•	The risk that key employees of the acquired business will leave after the acquisition;

•	Potential liabilities of the acquired business;

•	Unforeseen difficulties in the acquired operations;

•	Adverse short-term effects on our operating results;

•	Lack of success in assimilating or integrating the operations of acquired businesses within our business;

•	The dilutive effect of the issuance of additional equity securities;

•	The impairment of goodwill and other intangible assets involved in any acquisitions;

•	The businesses we acquire not proving profitable; and

•	Potentially incurring additional indebtedness.

Uncertainties Relating to Litigation

     We cannot predict whether any material suits, claims, or investigations may arise in the future. Regardless of the outcome of any future actions, claims, or investigations we may incur substantial defense costs and such actions may cause a diversion of management time and attention. Also, it is possible that we may be required to pay substantial damages or settlement costs which could have a material adverse effect on our financial condition and results of operations.

Rapid Technological Change

     Rapid technological advances, frequent new product introductions and enhancements, and changes in client requirements characterize the market for outsourced customer contact management services. Our future success will depend in large part on our ability to service new products, platforms and rapidly changing technology. These factors will require us to provide adequately trained personnel to address the increasingly sophisticated, complex and evolving needs of our clients. In addition, our ability to capitalize on our acquisitions will depend on our ability to continually enhance software and services and adapt such software to new hardware and operating system requirements. Any failure by us to anticipate or respond rapidly to technological advances, new products and enhancements, or changes in client requirements could have a material adverse effect on our business, financial condition and results of operations.

Reliance on Technology and Computer Systems

     We have invested significantly in sophisticated and specialized communications and computer technology and have focused on the application of this technology to meet our clients’ needs. We anticipate that it will be necessary to continue to invest in and develop new and enhanced technology on a timely basis to maintain our competitiveness. Significant capital expenditures may be required to keep our technology up-to-date. There can be no assurance that any of our information systems will be adequate to meet our future needs or that we will be able to incorporate new technology to enhance and develop our existing services. Moreover, investments in technology, including future investments in upgrades and enhancements to software, may not necessarily maintain our competitiveness. Our future success will also depend in part on our ability to anticipate and develop information technology solutions that keep pace with evolving industry standards and changing client demands.

Risk of Emergency Interruption of Customer Contact Management Center Operations

     Our operations are dependent upon our ability to protect our customer contact management centers and our information databases against damage that may be caused by fire and other disasters, power failure, telecommunications failures, unauthorized intrusion, computer viruses and other emergencies. The temporary or permanent loss of such systems could have a material adverse effect on our business, financial condition and results of operations. Notwithstanding precautions taken to protect us and our clients from events that could interrupt delivery of services, there can be no assurance that a fire, natural disaster, human error, equipment malfunction or inadequacy, or other event would not result in a prolonged interruption in our ability to provide services to our clients. Such an event could have a material adverse effect on our business, financial condition and results of operations.

Control By Principal Shareholder and Anti-Takeover Considerations

     As of February 16, 2004, John H. Sykes, our Chairman of the Board and Chief Executive Officer, beneficially owned approximately 36.2% of our outstanding common stock. As a result, Mr. Sykes will have substantial influence in the election of our directors and in determining the outcome of other matters requiring shareholder approval.

     Our Board of Directors is divided into three classes serving staggered three-year terms. The staggered Board of Directors and the anti-takeover effects of certain provisions contained in the Florida Business Corporation Act and in our Articles of Incorporation and Bylaws, including the ability of the Board of Directors to issue shares of preferred stock and to fix the rights and preferences of those shares without shareholder approval, may have the effect of delaying, deferring or preventing an unsolicited change in control. This may adversely affect the market price of our common stock or the ability of shareholders to participate in a transaction in which they might otherwise receive a premium for their shares.

Volatility of Stock Price May Result in Loss of Investment

     The trading price of our common stock has been and may continue to be subject to wide fluctuations over short and long periods of time. We believe that market prices of outsourced customer contact management services stocks in general have experienced volatility, which could affect the market price of our common stock regardless of our financial results or performance. We further believe that various factors such as general economic conditions, changes or volatility in the financial markets, changing market conditions in the outsourced customer contact management services industry, quarterly variations in our financial results, the announcement of acquisitions, strategic partnerships, or new product offerings, and changes in financial estimates and recommendations by securities analysts could cause the market price of our common stock to fluctuate substantially in the future.

Executive Officers

     The following table provides the names and ages of our executive officers, and the positions and offices currently held by each of them:

Name	Age	Principal Position
John H. Sykes	67	Chairman and Chief Executive Officer
Charles E. Sykes	41	Chief Operating Officer
W. Michael Kipphut	50	Group Executive, Senior Vice President — Finance
Gerry L. Rogers	58	Group Executive, Senior Vice President — Chief Information Officer
Jenna R. Nelson	40	Group Executive, Senior Vice President — Human Resources and Administration
James C. Hobby	53	Senior Vice President, the Americas
Daniel L. Hernandez	37	Senior Vice President, Global Strategy
James T. Holder	45	Vice President, General Counsel and Corporate Secretary
William N. Rocktoff	41	Vice President and Corporate Controller

     John H. Sykes has held the titles and responsibilities of Chairman and Chief Executive Officer of Sykes since December 1998. He was President of Sykes from inception in 1977 until December 1998. Previously, Mr. Sykes was Senior Vice President of CDI Corporation, a publicly held technical services firm.

     Charles E. Sykes joined Sykes in 1986 and was named Chief Operating Officer in July 2003. From March 2000 to June 2001, Mr. Sykes was Senior Vice President, Marketing and in June 2001 he was appointed to the position of General Manager, Senior Vice President — the Americas. From December 1996 to March 2000, he served as Vice President, Sales and held the position of Regional Manager of the Midwest Region for Professional Services from 1992 until 1996. Mr. Charles E. Sykes is the son of Mr. John H. Sykes.

     W. Michael Kipphut, C.P.A., joined Sykes in March 2000 as Vice President and Chief Financial Officer and was named Group Executive, Senior Vice President — Finance in June 2001. From September 1998 to February 2000, Mr. Kipphut held the position of Vice President and Chief Financial Officer for USA Floral Products, Inc., a publicly held worldwide perishable products distributor. From September 1994 until September 1998, Mr. Kipphut held the position of Vice President and Treasurer for Spalding & Evenflo Companies, Inc., a global manufacturer of consumer products. Previously, Mr. Kipphut held various financial positions including Vice President and Treasurer in his 17 years at Tyler Corporation, a publicly held diversified holding company.

     Gerry L. Rogers joined Sykes in February 1999 as Group Vice President, North America and was named Group Executive, Senior Vice President — Chief Information Officer in July 2000. From March 2000 until July 2000, Mr. Rogers held the position of Senior Vice President — the Americas. From 1968 to 1999, Mr. Rogers held various management positions with AT&T, a publicly held telecommunications firm, most recently as General Manager for the Business Growth Markets.

     Jenna R. Nelson joined Sykes in August 1993 and was named Group Executive, Senior Vice President — Human Resources and Administration in July 2001. From January 2001 until July 2001, Ms. Nelson held the position of Group Executive and Vice President, Human Resources. In August 1998, Ms. Nelson was appointed Vice President, Human Resources and held the position of Director, Human Resources and Administration from August 1996 to July 1998. From August 1993 until July 1996, Ms. Nelson served in various management positions within Sykes, including Director of Administration.

     James C. Hobby joined Sykes in August 2003 as Senior Vice President, the Americas overseeing the daily operations, administration and development of Sykes’ customer care and enterprise support operations throughout North America, Latin America, the Asia Pacific Rim and India. Prior to joining Sykes, Mr. Hobby held several positions at Gateway, Inc., most recently serving as President of Consumer Customer Care since August 1999. From January 1999 to August 1999, Mr. Hobby served as Vice President of European Customer Care for Gateway, Inc. From January 1996 to January 1999, Mr. Hobby served as the Vice President of European Customer Service Centers at American Express. Prior to January 1996, Mr. Hobby held various senior management positions in customer care at FedEx Corporation since 1983, mostly recently serving as Managing Director, European Customer Service Operations.

     Daniel L. Hernandez joined Sykes in October 2003 as Senior Vice President, Global Strategy overseeing marketing, operations strategy and client relations worldwide. Prior to joining Sykes, Mr. Hernandez served as President and CEO of SBC Internet Services, a division of SBC Communications Inc., since March 2000. From February 1998 to March 2000, Mr. Hernandez held the position of Vice President/General Manager, Internet and System Operations at Ameritech Interactive Media Services. Prior to March 2000, Mr. Hernandez held various management positions at U S West Communications since joining the telecommunications provider in 1990.

     James T. Holder, J.D., C.P.A, joined Sykes in December 2000 as General Counsel and was named Corporate Secretary in January 2001 and Vice President in January 2004. From November 1999 until November 2000, Mr. Holder served in a consulting capacity as Special Counsel to Checkers Drive-In Restaurants, Inc., a publicly held restaurant operator and franchisor. From November 1993 until November 1999, Mr. Holder served in various capacities at Checkers including Corporate Secretary, Chief Financial Officer and Senior Vice President and General Counsel.

     William N. Rocktoff, C.P.A., joined Sykes in August 1997 as Corporate Controller and was named Treasurer and Corporate Controller in December 1999 and Vice President and Corporate Controller in March 2002. From November 1989 to August 1997, Mr. Rocktoff held various financial positions, including Corporate Controller at Kimmins Corporation, a publicly held contracting company.

Item 2. Properties

     Our principal executive offices are located in Tampa, Florida. This facility currently serves as the headquarters for senior management and the financial, information technology and administrative departments. We believe our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any physical expansion. We operate from time to time in temporary facilities to accommodate growth before new customer contact management centers are available. The following table sets forth additional information concerning our facilities:

		Square
Properties	General Usage	Feet	Lease Expiration
UNITED STATES LOCATIONS
Tampa, Florida	Corporate headquarters	67,645	June 2010
Ada, Oklahoma	Customer contact management center	42,000	Company owned
Bismarck, North Dakota	Customer contact management center	42,000	Company owned
Marianna, Florida	Customer contact management center	42,000	Company owned
Palatka, Florida	Customer contact management center	42,000	Company owned
Wise, Virginia	Customer contact management center	42,000	Company owned
Greeley, Colorado	Customer contact management center(1)	42,000	Company owned
Hays, Kansas	Customer contact management center	42,000	Company owned
Klamath Falls, Oregon	Customer contact management center(2)	42,000	Company owned
Manhattan, Kansas	Customer contact management center	42,000	Company owned
Milton-Freewater, Oregon	Customer contact management center	42,000	Company owned
Morganfield, Kentucky	Customer contact management center	42,000	Company owned
Perry County, Kentucky	Customer contact management center(3)	42,000	Company owned
Minot, North Dakota	Customer contact management center	42,000	Company owned
Pikesville, Kentucky	Customer contact management center	42,000	Company owned
Ponca City, Oklahoma	Customer contact management center	42,000	Company owned
Sterling, Colorado	Customer contact management center	34,000	Company owned
Cary, North Carolina	Office	3,400	March 2006
Poughkeepsie, New York	Office	1,000	January 2005
St. Louis, Missouri	Office	5,700	September 2004

(1)	Closed in connection with our 2001 restructuring plan.

(2)	Closed and sold in January 2004.

(3)	Closed in January 2004.

		Square
Properties	General Usage	Feet	Lease Expiration
INTERNATIONAL LOCATIONS
Amsterdam, The Netherlands	Customer contact management center/ Headquarters	70,500	July 2004
London, Ontario, Canada	Customer contact management center/ Headquarters	45,000	Company owned
Budapest, Hungary	Customer contact management center	23,960	August 2009
Budapest, Hungary	Customer contact management center	15,700	June 2005
Edinburgh, Scotland	Customer contact management center/ Office	55,000	September 2019
LaAurora, Heredia, Costa Rica (two)	Customer contact management centers	131,890	September 2023
San Salvador, El Salvador	Customer contact management center(4)	32,600	November 2023
Toronto, Ontario, Canada	Customer contact management center	14,600	December 2006
North Bay, Ontario, Canada	Customer contact management center(5)	5,371	March 2004
Sudbury, Ontario, Canada	Customer contact management center(5)	2,048	December 2007
Moncton, New Brunswick, Canada	Customer contact management center	8,200	December 2006
Turku, Finland	Customer contact management center/Fulfillment center	12,500 49,083	February 2005 August 2004
Bochum, Germany	Customer contact management center	37,780	July 2004
Pasewalk, Germany	Customer contact management center	41,900	March 2007
Wilhelmshaven, Germany (two)	Customer contact management centers	36,800	March 2009
Bangalore, India	Customer contact management center	94,727	May 2008
Makati City, The Philippines	Customer contact management center	90,300	December 2005
		136,858	May 2023
Mandaluyong, The Philippines	Customer contact management center	50,500	March 2005
Mandaue City, The Philippines	Customer contact management center	66,521	February 2023
Johannesburg, South Africa	Customer contact management center	12,500	February 2006
Pasig City, The Philippines	Customer contact management center	127,400	December 2023
Quezon City, The Philippines	Customer contact management center	70,700	May 2024
Ed, Sweden	Customer contact management center	44,000	October 2009
Sveg, Sweden	Customer contact management center	35,100	July 2008
Istanbul, Turkey	Customer contact management center	20,700	June 2004
Shanghai, The Peoples Republic of China	Customer contact management center	33,000	October 2005
Prato, Italy	Customer contact management center	32,300	June 2004
Shannon, Ireland	Customer contact management center	66,000	April 2013
Lugo, Spain	Customer contact management center	27,703	June 2005
La Coruña, Spain	Customer contact management center	32,290	December 2024
Galashiels, Scotland	Fulfillment center	126,700	Company owned
Upplands Vasby, Sweden	Fulfillment center and Sales office	23,498	October 2004
Stockholm, Sweden	Fulfillment center/office	2,787	October 2004
Frankfurt, Germany	Sales office	1,700	September 2004
Vancouver, British Columbia,
Canada	Sales office	400	Monthly
London, Ontario, Canada	Sales office	4,000	October 2006

(4)	Opening in the second quarter of 2004.

(5)	Considered part of the Toronto, Ontario, Canada customer contact management center.

Item 3. Legal Proceedings

     From time to time we are involved in legal actions arising in the ordinary course of business. With respect to these matters, we believe we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the year covered by this report.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters

     Our common stock is quoted on the NASDAQ National Market under the symbol SYKE. The following table sets forth, for the periods indicated, certain information as to the high and low sale prices per share of our common stock as quoted on the NASDAQ National Market.

	High	Low
Year ended December 31, 2003:
Fourth Quarter	$10.50	$6.70
Third Quarter	8.29	4.57
Second Quarter	5.30	3.75
First Quarter	4.34	2.85

Year ended December 31, 2002:
Fourth Quarter	$4.93	$2.75
Third Quarter	8.00	4.14
Second Quarter	11.00	7.23
First Quarter	11.20	6.54

     Holders of our common stock are entitled to receive dividends out of the funds legally available when and if declared by the Board of Directors. We have not declared or paid any cash dividends on our common stock in the past and do not anticipate paying any cash dividends in the foreseeable future.

     Information concerning securities authorized for issuance under equity compensation plans, including both shareholder and non-shareholder plans, is incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Shareholders in the section entitled “Executive Compensation — Equity Compensation Plan Information.”

     As of March 2, 2004, there were approximately 165 holders of record of the common stock. We believe that there were approximately 7,500 beneficial owners of our common stock.

     On December 2, 2003, John Sykes, our Chairman and Chief Executive Officer, and his limited partnership, Jopar Investments L.P., entered into a written plan in accordance with SEC Rule 10b5-1 (the “Plan”), under which Jopar Investments will gradually sell up to 1.5 million shares of its holdings in our common stock over the next three years in order to diversify Mr. Sykes’ investment portfolio while avoiding conflicts of interest or the appearance of any such conflict that might arise from his position with the company. In accordance with the Plan, Jopar Investments sold 350 thousand shares of our common stock in December 2003. The Plan contains a prepaid forward agreement provision (the “Forward Provision”) between Jopar Investments and a counterparty relating to the forward sale of up to 1.15 million shares of common stock. As disclosed in SEC filings on January 12, 2004 and January 26, 2004, in connection with the Forward Provision, the counterparty paid Jopar Investments cash of $3.7 million and $1.4 million, respectively, related to the forward sale of 450 thousand and 160 thousand shares of common stock. The Forward Provision expires on December 9, 2004 at which time Jopar Investments will deliver to the counterparty a specific number of shares to be determined based on the market price of the stock at the time of delivery.

Item 6. Selected Financial Data

Selected Financial Data

     The following selected financial data has been derived from our consolidated financial statements. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and related notes.

	Years Ended December 31,
(In thousands, except per share data)	2003	2002	2001	2000	1999
INCOME STATEMENT DATA(9):
Revenues	$480,359	$452,737	$496,722	$603,606	$572,742
Income (loss) from operations(2,3,5,6,8)	11,368	(11,295)	(360)	(12,308)	37,037
Net income (loss)(2,3,4,5,6,7,8)	9,305	(18,631)	409	46,787	20,534
Net income (loss) per basic share(2,3,4,5,6,7,8)	0.23	(0.46)	0.01	1.13	0.49
Net income (loss) per diluted share(2,3,4,5,6,7,8)	0.23	(0.46)	0.01	1.13	0.48
PRO FORMA INFORMATION ASSUMING ACCOUNTING CHANGE IS APPLIED RETROACTIVELY (1,9):
Revenues	$480,359	$452,737	$496,722	$603,606	$571,243
Income (loss) from operations(2,3,5,6,8)	11,368	(11,295)	(360)	(12,308)	35,538
Net income (loss)(2,3,4,5,6,7,8)	9,305	(18,631)	409	47,706	19,615
Net income (loss) per basic share(2,3,4,5,6,7,8)	0.23	(0.46)	0.01	1.15	0.47
Net income (loss) per diluted share(2,3,4,5,6,7,8)	0.23	(0.46)	0.01	1.15	0.46
BALANCE SHEET DATA(9):
Working capital	$118,504	$101,115	$96,547	$92,964	$93,075
Total assets	313,254	296,841	309,780	357,954	420,732
Long-term debt, less current installments	—	—	—	8,759	80,053
Shareholders’ equity	200,832	182,345	191,212	195,892	193,233

(1)	Effective January 1, 2000, we changed our policy regarding the recognition of revenue based on criteria established by Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).

(2)	The amounts for 2003 include a $2.1 million net gain on the sale of facilities and a $0.6 million reversal of restructuring and other charges.

(3)	The amounts for 2002 include $20.8 million of restructuring and other charges, $1.5 million of charges associated with the impairment of long-lived assets and a $1.6 million net gain on the sale of facilities.

(4)	The amounts for 2002 include $13.8 million of charges associated with the litigation settlement.

(5)	The amounts for 2001 include $14.6 million of restructuring and other charges and $1.5 million of charges associated with the impairment of long-lived assets.

(6)	The amounts for 2000 include $7.8 million of compensation expense related to payments made to certain SHPS, Incorporated (“SHPS”) option holders as part of the sale of a 93.5% ownership interest in SHPS that occurred on June 30, 2000 and $30.5 million of restructuring and other charges.

(7)	The amounts for 2000 include an $84.0 million gain from the sale of a 93.5% ownership interest in SHPS that occurred on June 30, 2000 and a gain of $0.7 million related to the sale of a small Canadian operation that sold roadside assistance memberships for which we provide customer support.

(8)	The amounts for 1999 include $6.0 million of charges associated with the impairment of long-lived assets.

(9)	Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following should be read in conjunction with the Consolidated Financial Statements and the notes thereto that appear elsewhere in this document. The following discussion and analysis compares the year ended December 31, 2003 (“2003”) to the year ended December 31, 2002 (“2002”), and 2002 to the year ended December 31, 2001 (“2001”).

     The following discussion and analysis and other sections of this document contain forward-looking statements that involve risks and uncertainties. Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. Future events and actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis and in this Form 10-K for the year ended December 31, 2003 in Item 1 in the section entitled “Factors Influencing Future Results and Accuracy of Forward-Looking Statements.”

Overview

     We provide outsourced customer contact management solutions and services with an emphasis on inbound technical support and customer service, which represents 97.0% of consolidated revenues in 2003, delivered through multiple communication channels encompassing phone, e-mail, Web and chat. Revenue from technical support and customer service, provided through our customer contact management centers, is recognized as services are rendered. These services are billed on an amount per e-mail, a fee per call, a rate per minute or on a time and material basis. Revenue from fulfillment services is generally billed on a per unit basis.

     We also provide a range of enterprise support services for our client’s internal support operations, from technical staffing services to outsourced corporate help desk services. Revenues usually are billed on a time and material basis, generally by the minute or hour, and revenues generally are recognized as the services are provided. Revenues from fixed price contracts, generally with terms of less than one year, are recognized using the percentage-of-completion method. A significant majority of our revenue is derived from non-fixed price contracts. We have not experienced material losses due to fixed price contracts and do not anticipate a significant increase in revenue derived from such contracts in the future.

     Direct salaries and related costs include direct personnel compensation, statutory and other benefits associated with such personnel and other direct costs associated with providing services to customers. General and administrative expenses include administrative, sales and marketing, occupancy, depreciation and amortization, and other costs.

     Recognition of income associated with grants from local or state governments of land and the acquisition of property, buildings and equipment is deferred and recognized as a reduction of depreciation expense included within general and administrative costs over the corresponding useful lives of the related assets. Amounts received in excess of the cost of the building are allocated to equipment and, only after the grants are released from escrow, recognized as a reduction of depreciation expense over the weighted average useful life of the related equipment, which approximates five years. Deferred property and equipment grants, net of amortization, totaled $27.4 million and $35.1 million at December 31, 2003 and 2002, respectively.

     The net (gain) loss on disposal of property and equipment includes the net gain on the sale of various facilities in 2003 and 2002 offset by the net loss on the disposal of property and equipment.

     Restructuring and other charges (reversals) consist of the following: 2003 reversals of certain accruals related to the 2002, 2001 and 2000 restructuring plans; 2002 charges of $20.8 million related to the closure and consolidation of two U.S. and three European customer contact management centers, capacity reductions within the European fulfillment operations, the write-off of certain assets, lease termination and severance and related costs; and 2001 charges of $14.6 million related to the closure and consolidation of two U.S. customer contact management centers, two U.S. technical staffing offices and one European fulfillment center, the elimination of redundant property, leasehold improvements and equipment and lease termination and severance and related costs.

     Impairment of long-lived assets charges of $1.5 million in each of 2002 and 2001 consist of the following: 2002 charges related to the write-off of certain intangible assets associated with a customer contact management agreement for which the level of call volumes fell below anticipated levels and the 2001 charges related to the write-off of certain nonperforming assets, including software and equipment no longer used by us.

     Other income (expense) consists primarily of interest income, net of interest expense, foreign currency transaction gains and losses, and a $13.8 million charge for the uninsured portion of a litigation settlement and associated legal costs in September 2002. Foreign currency transaction gains and losses generally result from exchange rate fluctuations on intercompany transactions.

     The Company’s effective tax rate for the periods presented reflects the effects of foreign taxes, net of foreign income not taxed in the United States and nondeductible expenses for income tax purposes.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our Statements of Operations:

	Years Ended December 31,
	2003	2002	2001
PERCENTAGES OF REVENUES:
Revenues	100.0%	100.0%	100.0%
Direct salaries and related costs	64.4	63.4	63.4
General and administrative	33.7	34.4	33.3
Net (gain) loss on disposal of property and equipment	(0.3)	(0.2)	0.1
Restructuring and other charges (reversals)	(0.1)	4.6	2.9
Impairment of long-lived assets	—	0.3	0.3

Income (loss) from operations	2.3	(2.5)	0.0
Other income (expense)(1)	0.6	(2.9)	0.1

Income (loss) before provision (benefit) for income taxes	2.9	(5.4)	0.1
Provision (benefit) for income taxes	1.0	(1.3)	—

Net income (loss)	1.9%	(4.1)%	0.1%

(1)	Includes litigation settlement of 3.1% in 2002.

     The following table sets forth, for the periods indicated, certain data derived from our Consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2003	2002	2001
Revenues	$480,359	$452,737	$496,722
Direct salaries and related costs	309,489	287,141	315,118
General and administrative	161,743	155,547	165,389
Net (gain) loss on disposal of property and equipment	(1,595)	(945)	495
Restructuring and other charges (reversals)	(646)	20,814	14,600
Impairment of long-lived assets	—	1,475	1,480

Income (loss) from operations	11,368	(11,295)	(360)
Other income (expense)(2)	2,588	(13,151)	546

Income (loss) before (provision) benefit for income taxes	13,956	(24,446)	186
Provision (benefit) for income taxes	4,651	(5,815)	(223)

Net income (loss)	$9,305	$(18,631)	$409

(2)	Includes litigation settlement of $13.8 million in 2002.

     The following table summarizes our revenues, for the periods indicated, by geographic region (in thousands):

	Years Ended December 31,
	2003	2002	2001
Revenues:
Americas	$321,195	$299,185	$328,207
EMEA	159,164	153,552	168,515

Consolidated	$480,359	$452,737	$496,722

2003 Compared to 2002

Revenues

     During 2003, we recorded consolidated revenues of $480.4 million, an increase of $27.7 million or 6.1% from $452.7 million of consolidated revenues for 2002.

     On a geographic segmentation basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 66.9%, or $321.2 million for 2003 compared to 66.1%, or $299.2 million for 2002. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 33.1%, or $159.2 million for 2003 compared to 33.9% or $153.5 million for 2002.

     The increase in Americas’ revenue of $22.0 million, or 7.4%, for 2003 was primarily attributable to an increase in revenues from our offshore operations, including Latin America, India and the Asia Pacific Rim, resulting from the continued acceleration in demand for a lower cost customer contact management solution as well as further diversification into new vertical markets. These offshore operations represented 16.9% of consolidated revenues for 2003 compared to 9.7% for 2002. We expect this trend of generating more of our revenues from offshore operations to continue into 2004. The increase in the Americas’ revenue was partially offset by the overall reduction in customer call volumes resulting from the economic downturn and the phasing out of two U.S. based original equipment manufacturer (“OEM”) technology clients. We anticipate that as our offshore operations grow and become a larger percentage of revenues, the total revenue and revenue growth rate may decline since the average revenue per seat generated offshore is less than it is in North America and Europe. While the average offshore revenue per seat is less, the operating margins generated offshore are generally comparable or higher than those in North America and Europe. However, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce in offshore markets.

     The increase in EMEA’s revenue of $5.7 million, or 3.7%, for 2003 was primarily related to the strengthening Euro, which positively impacted revenues for 2003 by approximately $26.2 million compared to the Euro in 2002. Without this foreign currency benefit, EMEA’s revenues would have declined $20.5 million compared with last year due to the continued softness in customer call volumes resulting from the weak European economy.

Direct Salaries and Related Costs

     Direct salaries and related costs increased $22.4 million or 7.8% to $309.5 million for 2003, from $287.1 million in 2002. As a percentage of revenues, direct salaries and related costs increased to 64.4% in 2003 from 63.4% for 2002. This increase was primarily attributable to an increase in staffing and training costs associated with the ramp-up of new business in our offshore operations, lower call volumes in the United States and Europe and lower margin European centers that were closed in the first quarter of 2003 in connection with our 2002 restructuring plan. We expect that we will continue to experience an increase in staffing and training costs through 2004 associated with this migration offshore. Although the strengthening Euro positively impacted revenues, it increased direct salaries and related costs for 2003 by approximately $17.1 million compared to the Euro in 2002.

General and Administrative

     General and administrative expenses increased $6.2 million or 4.0% to $161.8 million for 2003, from $155.6 million in 2002. As a percentage of revenues, general and administrative expenses decreased to 33.7% in 2003 from 34.4% in 2002. This decrease was principally attributable to lower depreciation and bad debt expense partially offset by higher insurance and compliance costs as well as higher lease, travel, training, utilities and maintenance costs associated with the expansion of offshore facilities and certain duplicative operating costs related to the call volumes migrating offshore. We expect that we will continue to experience certain duplicative operating costs through 2004 associated with this migration offshore. Similar to the negative effect on direct salaries and related costs, the strengthening Euro also increased general and administrative expenses for 2003 by approximately $8.7 million compared to the Euro in 2002.

Net Gain on Disposal of Property and Equipment

     The net gain on disposal of property and equipment of $1.6 million for 2003 included a $1.9 million net gain on the sale of our Scottsbluff, Nebraska facility (which was closed in connection with the 2002 restructuring plan) and a $0.2 million portion of the net gain related to the installment sale of our Eveleth, Minnesota facility offset by a $0.5 million loss on disposal of property and equipment. This compares to a $1.0 million net gain on disposal of property and equipment for 2002, which included a $1.8 million net gain on the sale of one of our Bismarck, North Dakota facilities offset by a $0.2 million net loss on the sale of certain assets of the print facility in Galashiels, Scotland and a $0.6 million loss on disposal of property and equipment.

Restructuring and Other Charges (Reversals)

     In 2003, restructuring and other charges included a $0.6 million reversal of certain charges related to the final termination settlements for the closure of two of our European customer contact management centers and one European fulfillment center, the remaining site closure costs for our Galashiels, Scotland print facility and our Scottsbluff, Nebraska facility, which were both sold in 2003, offset by additional accruals related to the final settlement of certain lease termination and site closure costs.

     In 2002, restructuring and other charges included a $20.8 million charge related to the write-off of certain assets, lease terminations and severance costs, related to the closure and consolidation of two U.S. and three European customer contact management centers, capacity reductions within the European fulfillment operations and the elimination of specialized e-commerce assets primarily in response to the October 2002 notification of the contractual expiration of two technology client programs in March 2003 with approximate annual revenues of $25.0 million. The restructuring plan was designed to reduce costs and bring our infrastructure in-line with the current business environment.

Impairment of Long-Lived Assets

     We recorded a charge for impairment of long-lived assets of $1.5 million during 2002 related to the write-off of certain intangible assets associated with a customer contact management agreement for which the level of call volumes fell below anticipated levels.

Other Income and Expense

     Other income was $2.6 million for 2003, compared to other expense of $13.2 million for 2002. This change of $15.8 million was primarily attributable to a $13.8 million charge for the uninsured portion of a class action settlement in 2002, a $0.8 million increase in interest earned on cash and cash equivalents net of interest expense and a $1.2 increase in foreign currency translation gains net of losses and other miscellaneous income.

Provision (Benefit) for Income Taxes

     The 2003 tax provision of $4.7 million was based upon pre-tax book income of $14.0 million, whereas the 2002 tax benefit of $5.8 million was based upon a pretax book loss of $24.4 million. The $10.5 million change was primarily attributable to the $38.4 million change in pre-tax book income. The increase in the effective tax rate for 2003 resulted from a shift in our mix of earnings within tax jurisdictions and the related effects of permanent differences, state income taxes, varying foreign income tax rates (including tax holiday jurisdictions) and requisite valuation allowances.

Net Income (Loss)

     As a result of the foregoing, income from operations for 2003 was $11.4 million, an increase of $22.6 million from 2002. As previously discussed, this increase was principally attributable to a $27.7 million increase in revenues, a $0.6 million increase in net gain on disposal of property and equipment, a $21.4 million decrease in restructuring and other charges and a $1.5 million decrease in impairment of long-lived assets offset by a $22.4 million increase in direct salaries and related costs and a $6.2 million increase in general and administrative costs. The $22.6 million increase in income from operations and an increase in other income of $15.8 million were offset by a $10.5 million higher tax provision resulting in net income of $9.3 million for 2003, an increase of $27.9 million compared to 2002.

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

     The decrease in Americas’ revenue of $28.3 million, or 8.6%, for 2002 was primarily attributable to the overall reduction in customer call volumes resulting from the economic downturn and the phasing out of an original equipment manufacturer (“OEM”) technology client on June 1, 2002. This decrease was partially offset by an increase in our revenues from our offshore operations, including Latin America, India and the Asia Pacific Rim. These offshore operations represented over 9.7% of consolidated revenues for 2002 compared to 4.9% for 2001, exclusive of U.S. fulfillment and distribution operations.

     The decrease in EMEA’s revenue of $15.0 million, or 8.9%, for 2002 was primarily related to the loss of a dot.com client that filed for bankruptcy in 2001 as well as a decline in customer call volumes affected by the economic downturn in both outsourced customer contact management solutions and services and fulfillment services. This decrease was partially offset by the strengthening Euro, which positively impacted revenues for 2002 by approximately $7.8 million compared to the Euro in 2001.

Direct Salaries and Related Costs

     Direct salaries and related costs decreased $28.0 million or 8.9% to $287.1 million for 2002, from $315.1 million in 2001. As a percentage of revenues, direct salaries and related costs remained unchanged at 63.4% in each of 2002 and 2001. Exclusive of U.S. fulfillment operations, direct salaries and related costs, as a percentage of revenues, decreased to 63.4% in 2002 from 63.5% for 2001. Although the strengthening Euro positively impacted revenues, it increased direct salaries and related costs for 2002 by approximately $5.0 million compared to the Euro in 2001.

General and Administrative

     General and administrative expenses decreased $9.8 million or 6.0% to $155.6 million for 2002, from $165.4 million in 2001. As a percentage of revenues, general and administrative expenses increased to 34.4% in 2002 from 33.3% for 2001. The decrease in the dollar amount of general and administrative expenses was attributable to a $4.9 million decrease in salaries and benefits related to reductions in certain administrative and operating personnel, a $2.8 million decrease in telephone costs, a $1.3 million decrease in consulting costs, a $0.7 million decrease in legal and professional fees, $0.6 million decrease in bad debt expense, a $0.6 million decrease in net depreciation expense related principally to the

Company’s elimination of certain under-performing operations and goodwill amortization, a $0.4 million decrease in general and administrative expenses associated with U.S. fulfillment operations eliminated in 2001, and a $4.6 million decrease in other general and administrative expenses. These decreases were partially offset by a $6.1 million increase in rent, equipment rental and utilities costs, principally related to offshore expansion and new sites in India, Italy, Finland and Spain. Similar to the negative effect on direct salaries and related costs, the strengthening Euro increased general and administrative expenses for 2002 by approximately $4.6 million compared to the Euro in 2001.

Net Gain on Disposal of Property and Equipment

     The net gain on disposal of property and equipment of $1.0 million for 2002 included a $1.8 million net gain on the sale of one of our Bismarck, North Dakota facilities offset by a $0.2 million net loss on the sale of certain assets of the print facility in Galashiels, Scotland and a $0.6 million loss on disposal of property and equipment. This compared to a $0.5 million net loss on disposal of property and equipment in 2001.

Restructuring and Other Charges

     We recorded restructuring and other charges of $20.8 million and $14.6 million during 2002 and 2001, respectively. The 2002 charges included the write-off of certain assets, lease terminations and severance costs, related to the closure and consolidation of two U.S. and three European customer contact management centers, capacity reductions within the European fulfillment operations and the elimination of specialized e-commerce assets primarily in response to the October 2002 notification of the contractual expiration of two technology client programs in March 2003 with approximate annual revenues of $25.0 million. The restructuring plan was designed to reduce costs and bring the Company’s infrastructure in-line with the current business environment. In connection with the 2002 restructuring, we recorded additional depreciation expense of $1.2 million in 2002 related to a specialized technology platform which will no longer be utilized upon the expiration of the previously mentioned client contracts in March 2003. We also reduced the number of employees by 470 during 2002 and 330 during 2003.

     The 2001 charges included the closure and consolidation of two U.S. customer contact management centers, two U.S. technical staffing offices and one European fulfillment center; the elimination of redundant property, leasehold improvements and equipment; lease termination costs associated with vacated properties and equipment; and severance and related costs. In connection with the 2001 restructuring, we reduced the number of employees by 230 during 2002.

Impairment of Long-Lived Assets

     We recorded a charge for impairment of long-lived assets of $1.5 million during each of 2002 and 2001. The 2002 impairment charge related to the write-off of certain intangible assets associated with a customer contact management agreement for which the level of call volumes fell below anticipated levels. The 2001 impairment charge related to the write-off of certain non-performing assets, including software and equipment no longer used by us.

Other Income and Expense

     Other expense was $13.2 million for 2002, compared to other income of $0.5 million during 2001. The increase of $13.7 million in other expense was primarily attributable to a $13.8 million charge for the uninsured portion of a class action litigation settlement.

Benefit for Income Taxes

     The benefit for income taxes increased $5.6 million to $5.8 million for 2002 from $0.2 million for 2001. This increase was primarily attributable to the increase in the pre-tax book loss for 2002 and a decrease in the effective tax rate as the result of shifts in our mix of earnings within tax jurisdictions and the tax benefits associated with the implementation of findings from a strategic tax review initiated during 2001. The benefit for income taxes differs from the expected benefit for income taxes, when applying the statutory federal income tax rate, primarily due to the beneficial effects of the disposition of a foreign subsidiary in 2001, the effects of foreign, state and local income taxes, foreign income not subject to federal and state income taxes, valuations on net operating loss carryforwards and foreign asset basis step up, non-deductible intangibles and other permanent differences.

Net Income (Loss)

     As a result of the foregoing, we experienced a loss from operations for 2002 of $11.3 million compared to $0.4 million for 2001, an increase of $10.9 million. This increase was principally attributable to a $44.0 million decrease in revenues, a $6.2 million increase in restructuring and other charges offset by a $28.0 million decrease in direct salaries and related costs, a $9.8 million decrease in general and administrative costs, and a $1.5 million increase in net gain on disposal of property and equipment, as previously discussed. The $10.9 million increase in loss from operations and the $13.7 million increase in other expenses primarily related to a $13.8 million charge for the uninsured portion of a class action litigation settlement offset by a $5.6 million increase in the benefit for income taxes resulted in a net loss of $18.6 million for 2002 compared to net income of $0.4 million 2001, an increase in the net loss of $19.0 million.

Quarterly Results

     The following information presents our unaudited quarterly operating results for 2003 and 2002. The data has been prepared on a basis consistent with the Consolidated Financial Statements included elsewhere in this Form 10-K, and include all adjustments, consisting of normal recurring accruals that we consider necessary for a fair presentation thereof.

(In thousands, except per share data)	12/31/03	9/30/03	6/30/03	3/31/03	12/31/02	9/30/02	6/30/02	3/31/02
Revenues	$124,212	$119,912	$118,949	$117,286	$113,507	$109,658	$112,829	$116,743
Direct salaries and related costs	79,119	76,506	76,508	77,356	74,353	69,910	70,156	72,722
General and administrative	43,099	39,862	38,875	39,907	40,554	37,585	38,033	39,375
Net (gain) loss on disposal of property and equipment(1)(6)	(47)	(1,736)	107	81	—	(1,197)	252	—
Restructuring and other charges (reversals)(2)	(446)	(200)	—	—	20,814	—	—	—
Impairment of long-lived assets(3)	—	—	—	—	1,475	—	—	—

Income (loss) from operations	2,487	5,480	3,459	(58)	(23,689)	3,360	4,388	4,646
Other income (expense)(4)(6)	1,347	490	408	343	344	(13,466)	(117)	88

Income (loss) before provision (benefit) for income taxes	3,834	5,970	3,867	285	(23,345)	(10,106)	4,271	4,734
Provision (benefit) for income taxes	1,201	2,039	1,314	97	(5,441)	(3,436)	1,547	1,515

Net income (loss)	$2,633	$3,931	$2,553	$188	$(17,904)	$(6,670)	$2,724	$3,219

Net income (loss) per basic share(5)	$0.07	$0.10	$0.06	$0.00	$(0.44)	$(0.17)	$0.07	$0.08

Total weighted average basic shares	40,184	40,307	40,350	40,368	40,396	40,411	40,432	40,346

Net income (loss) per diluted share(5)	$0.07	$0.10	$0.06	$0.00	$(0.44)	$(0.17)	$0.07	$0.08

Total weighted average diluted shares	40,445	40,491	40,424	40,371	40,396	40,411	40,772	40,633

(1)	The quarters ended December 31, 2003, September 30, 2003 and September 30, 2002 include a pre-tax gain of $0.2 million, $1.9 million and $1.8 million related to the sale of the Eveleth, Minnesota, Scottsbluff, Nebraska and Bismarck, North Dakota facilities, respectively.

(2)	The quarter ended December 31, 2002 includes restructuring and other charges of $20.8 million related to the closure and consolidation of two U.S. and three European customer contact management centers, capacity reductions within the European fulfillment operations, the write-off of certain assets, lease termination and severance and related costs.

(3)	The quarter ended December 31, 2002 includes impairment of long-lived assets of $1.5 million for certain intangible assets associated with a customer contact agreement for which the level of call volumes fell below anticipated levels.

(4)	The quarter ended September 30, 2002 includes the $13.8 million charge for the uninsured portion of a class action litigation settlement.

(5)	Net income (loss) per basic and diluted share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

(6)	The Net (gain) loss on disposal of property and equipment of $0.1 million, $0.1 million, ($1.2) million and $0.3 million were previously reported in Other income (expense) in our quarterly reports on Form 10-Q for the quarters ended June 30, 2003, March 31, 2003, June 30, 2002 and March 31, 2002, respectively.

Liquidity and Capital Resources

     Our primary sources of liquidity are generally cash flows generated by operating activities and from available borrowings under our revolving credit facilities. We have utilized these capital resources to make capital expenditures associated primarily with our customer contact management services, invest in technology applications and tools to further develop our service offerings and for working capital and other general corporate purposes, including repurchase of our common stock in the open market and to fund possible acquisitions. In future periods, we intend similar uses of these funds.

     In 2003, we paid $7.7 million (which was accrued for previously) in connection with the restructuring plans to close and consolidate several customer contact management centers in the United States and Europe. On August 5, 2002, we announced that our Board of Directors authorized the repurchase of up to three million shares of our outstanding common stock. The shares of common stock are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors including, but not limited to, the stock price and general market conditions. In 2003, we repurchased 458 thousand common shares under the 2002 repurchase program at prices ranging from $3.11 to $9.55 per share for a total cost of $3.1 million.

      In 2003, we generated $34.2 million in cash from operating activities, $2.6 million in cash from the sale of facilities, property and equipment, and $1.2 million in cash from issuance of stock. Further, we used $29.3 million in funds for investments in capital expenditures and $3.1 million to repurchase stock in the open market resulting in a $12.6 million increase in available cash (net of the effects of international currency exchange rates on cash of $7.0 million).

     Net cash flows provided by operating activities for 2003 declined $9.1 million compared to 2002. Although net income increased $27.9 million, it was more than offset by a $34.0 million decrease in non-cash flow reconciling items and a $3.0 million increase associated with changes in assets and liabilities. The $34.0 million decrease in non-cash flow reconciling items was primarily due to several 2002 items which did not recur in 2003 including a $13.8 million litigation settlement, restructuring and other charges of $20.8 million and an impairment charge of $1.5 million. The $3.0 million increase associated with changes in assets and liabilities was principally a result of a $24.9 million increase in receivables due to an increase in revenues and slower collections, partially offset by $21.9 million in cash generated from net higher payables and accrued liabilities.

     Capital expenditures, which are generally funded by cash generated from operating activities and borrowings available under our credit facilities, were $29.3 million for 2003 compared to $20.2 million for 2002, an increase of $9.1 million. In 2003, approximately 90% of the capital expenditures were the result of investing in new and existing customer contact management centers, primarily offshore, and 10% was expended primarily for maintenance and systems infrastructure. As a result of the offshore expansion, we anticipate capital expenditures in the first quarter of 2004 to be in the range of $14.0 million to $18.0 million, which is estimated to be higher than what we expect for the full year.

     In 2003, the primary sources of cash flows from financing activities were from borrowings under our revolving credit facility, which we elected to cancel effective as of December 31, 2003. There were no outstanding balances on this credit facility as of December 31, 2003. We are currently negotiating a new revolving credit facility with a group of lenders, which we expect to close in the first quarter of 2004. At December 31, 2003, we had $92.1 million in cash, of which approximately $67.5 million was held in international operations and may be subject to additional taxes if repatriated to the United States.

     We believe that our current cash levels and cash flows from future operations will be adequate to meet anticipated working capital needs, future debt repayment requirements (if any), continued expansion objectives, anticipated levels of capital expenditures for the foreseeable future and stock repurchases.

Off-Balance Sheet Arrangements and Other

     At December 31, 2003, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

     From time to time, during the normal course of business, we may make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include: (i) indemnities to vendors and service providers pertaining to claims based on our negligence or willful misconduct and (ii) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, we have agreements whereby we indemnify certain officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the applicable insurance coverage is generally adequate to cover any estimated potential liability under these indemnification agreements. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and other guarantees in the accompanying Consolidated Balance Sheets.

Contractual Obligations

     The following table summarizes our contractual cash obligations at December 31, 2003, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Capital lease obligations(1)	$87	$87	$—	$—	$—
Operating leases(1)	110,519	17,738	22,824	12,790	57,167
Accrued restructuring charges(2)	1,581	1,500	81	—	—
Purchase obligations(3)	41,573	14,860	26,713	—	—
Other long-term liabilities(4)	3	3	—	—	—

Total contractual cash obligations	$153,763	$34,188	$49,618	$12,790	$57,167

(1)	Amounts represent the expected cash payments of our capital lease obligations and operating leases as discussed in Note 9 to the Consolidated Financial Statements.

(2)	Amounts represent the expected cash payments in connection with the 2002 and 2000 restructuring plans as discussed in Note 12 to the Consolidated Financial Statements.

(3)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(4)	Other long-term liabilities, which exclude deferred income taxes, represent the expected cash payments due minority shareholders of certain subsidiaries.

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

     We believe the following accounting policies are the most critical since these policies require significant judgment or involve complex estimations that are important to the portrayal of our financial condition and operating results:

•	We recognize revenue pursuant to applicable accounting standards, including SEC Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” SAB 104, “Revenue Recognition” and the Emerging Issues Task force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.” SAB 101, as amended, and SAB 104 summarize certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. EITF No. 00-21 provides further guidance on how to account for multiple element contracts.

We recognize revenue from services as the services are performed under a fully executed contractual agreement and record estimated reductions to revenue for penalties and holdbacks for failure to meet specified minimum service levels and other performance based contingencies. Royalty revenue is recognized at the time royalties are earned and the remaining revenue is recognized on fixed price contracts using the percentage-of-completion method of accounting, which relies on estimates of total expected revenue and related costs. Revisions to these estimates, which could result in adjustments to fixed price contracts and estimated losses, are recorded in the period when such adjustments or losses are known. Product sales are recognized upon shipment to the customer and satisfaction of all obligations.

We recognize revenue from licenses of our software products and rights when the agreement has been executed, the product or right has been delivered or provided, collectibility is probable and the software license fees or rights are fixed and determinable. If any portion of the license fees or rights is subject to forfeiture, refund or other contractual contingencies, we postpone revenue recognition until these contingencies have been removed. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue.

Certain contracts to sell our products and services contain multiple elements or non-standard terms and conditions. As a result, we evaluate each contract and a thorough contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements and the timing of revenue recognition for each element. We recognize revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding client acceptance are resolved, and there are no client-negotiated refund or return rights affecting the revenue recognized for delivered elements. Changes in the allocation of the sales price between deliverable elements might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract.

We recognize revenue associated with the grants of land and the cash grants for the acquisition of property, buildings and equipment for customer contact management centers over the corresponding useful lives of the related assets. Should the useful lives of these assets change for reasons such as the sale or disposal of the property, the amount of revenue recognized would be adjusted accordingly. Deferred grants totaled $27.4 million as of December 31, 2003. Income from operations included amortization of the deferred grants of $2.9 million for the year ended December 31, 2003.

•	We maintain allowances for doubtful accounts of $4.2 million as of December 31, 2003, or 5.5% of receivables, for estimated losses arising from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required which would reduce income from operations.

•	As of December 31, 2003, we had net deferred tax assets of $16.9 million, which is net of a valuation allowance of $30.6 million. We maintain a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized. Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, our estimate of future taxable income and any applicable tax-planning strategies. As of December 31, 2003, we determined the valuation allowance of $30.6 million was necessary to reduce primarily foreign deferred tax assets, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax assets of $16.9 million is dependent upon future profitability within each tax jurisdiction. As of December 31, 2003, based on our estimates of future taxable income and any applicable tax-planning strategies within these tax jurisdictions, we believe that it is more likely than not that all of these deferred tax assets will be realized. (See Note 11 in the accompanying Consolidated Financial Statements).

•	We hold a minority interest in SHPS, Incorporated as a result of the sale of a 93.5% ownership interest in June 2000. We account for the remaining interest at cost, which was $2.1 million as of December 31, 2003. We will record an impairment charge or loss if we believe the investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

•	We review long-lived assets, which had a carrying value of $112.3 million as of December 31, 2003, including goodwill and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge or loss to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

•	Self-insurance related liabilities of $1.7 million as of December 31, 2003 include estimates for, among other things, projected settlements for known and anticipated claims for worker’s compensation and employee health insurance. Key variables in determining such estimates include past claims history, number of covered employees and projected future claims. We periodically evaluate and, if necessary, adjust the estimates based on information currently available. Revisions to these estimates, which could result in adjustments to the liability and additional charges, would be recorded in the period when such adjustments or charges are known.

Related Party Transactions

     We paid the Chairman (and majority shareholder) $0.6 million, $0.6 million and $0.8 million for the use of his private jet in 2003, 2002 and 2001, respectively, which is based on two times fuel costs and actual costs incurred for each trip.

     In 2001, the Board of Directors determined that a note receivable of $0.4 million due from our Chairman (and majority shareholder) was a corporate expense to be forgiven and charged against income for the year ended December 31, 2001.

     During 2001, we terminated an arrangement with a company, in which the Chairman (and majority shareholder) has an 80% equity interest. For the year ended December 31, 2001, we paid this company $0.5 million for management and site development services.

     A member of our Board of Directors received broker commissions from our 401(k) investment firm of $0.05 million and $0.03 million for the years ended December 31, 2002 and 2001, respectively, and insurance commissions for the placement of various corporate insurance programs of approximately $0.1 million for each of the two years ended December 31, 2002 and 2001, respectively. This arrangement was terminated in 2002. During 2003, we determined that the payment of these broker commissions was a prohibited transaction under Federal regulations. As a result, during 2003, we reimbursed the 401(k) plan $0.2 million for previously paid broker commissions and will pay a penalty to the U.S. government of approximately $0.1 million.

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

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facilities closing, or other exit or disposal activity initiated after December 31, 2002. The statement requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is applicable to exit or disposal activities initiated on or after January 1, 2003.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. We did not change to the fair value based method of accounting for stock-based employee compensation.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement did not have a material effect on our financial condition, results of operations, or cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement did not have a material effect on our financial condition, results of operations, or cash flows.

     In November 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” providing further guidance on how to account for multiple element contracts. This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. EITF No. 00-21 is effective for all arrangements entered into after June 30, 2003. The adoption of this guidance did not have a material impact on our financial condition, results of operations, or the cash flows.

     In August 2003, the EITF reached consensus on EITF No. 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-than-Incidental Software.” EITF No. 03-5, which became effective on January 1, 2004, provides guidance on determining whether non-software deliverables are included within the scope of SOP 97-2 and, accordingly, whether multiple element arrangements are to be accounted for in accordance with EITF No. 00-21 or SOP 97-2. The adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.

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

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” and a revised interpretation of FIN No. 46 (FIN No. 46-r) in December 2003, in an effort to expand upon existing accounting guidance that addresses when a company should consolidate the financial results of another entity. FIN No. 46 requires “variable interest entities,” as defined, to be consolidated by a company if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. A company that is required to consolidate a variable interest entity is referred to as the entity’s primary beneficiary. The interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.

     The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. We are not the primary beneficiary of any variable interest entity created after January 31, 2003 nor do we have a significant variable interest in a variable interest entity created after January 31, 2003.

     For variable interest entities that existed before February 1, 2003, the consolidation requirements of FIN No. 46-r are effective as of March 31, 2004. The adoption of FIN No. 46-r will not have a material impact on our financial condition, results of operations or cash flows.

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

     Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facility, which we elected to cancel effective as of December 31, 2003. Based on our level of variable rate debt outstanding during the year ended December 31, 2003, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would not have had a material impact on our annual interest expense.

     At December 31, 2003, we had no debt outstanding at variable interest rates. We have not historically used derivative instruments to manage exposure to changes in interest rates.

Item 8. Financial Statements and Supplementary Data

     The financial statements and supplementary data required by this item are located beginning on page 34 and page 22 of this report, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

Item 9a. Controls and Procedures

     As of December 31, 2003, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended. We concluded that our disclosure controls and procedures were effective as of December 31, 2003, such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Items 10. through 14.

     All information required by Items 10 through 14, with the exception of information on Executive Officers which appears in the report under the caption “Executive Officers” is incorporated by reference to Sykes’ Proxy Statement for the 2004 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements

     The Index to Consolidated Financial Statements is set forth on page 34 of this report.

(2)	Financial Statement Schedule

     Schedule II — Valuation and Qualifying Accounts is set forth on page 58 of this report.

(3)	Exhibits

Exhibit
No.	Exhibit Description
2.1	Articles of Merger between Sykes Enterprises, Incorporated, a North Carolina Corporation, and Sykes Enterprises, Incorporated, a Florida Corporation, dated March 1, 1996.(1)

2.2	Articles of Merger between Sykes Enterprises, Incorporated and Sykes Realty, Inc.(1)

2.3	Stock Purchase Agreement dated July 1, 1996 among Sykes Enterprises, Incorporated and Johan Holm, Arne Weinz and Norhold Invest AB.(2)

2.4	Stock Purchase Agreement dated August 30, 1996 among Sykes Enterprises, Incorporated and Gordon H. Kraft.(3)

2.5	Merger Agreement dated as of January 10, 1997 among Sykes Enterprises, Incorporated, Info Systems of North Carolina, Inc. and ISNC Acquisition Co.(4)

2.6	Stock Purchase Agreement dated March 28, 1997 among Sykes Enterprises, Incorporated, Sykes Holdings of Belgium, B.V.B.A., Cycle B.V.B.A. and Michael McMahon.(5)

2.7	Joint Integration, Marketing and Distribution Agreement dated April 30, 1997 by and between Sykes Enterprises, Incorporated and SystemSoft Corporation.(8)

2.8	Stock Purchase Agreement dated May 6, 1997 by and between Sykes Enterprises, Incorporated and SystemSoft Corporation.(9)

2.9	Acquisition Agreement, dated May 30, 1997, by and among the holders of all of the capital interests of Telcare Gesellschaft fur Telekommunikations-Mehrwertdienste mbH, Sykes Enterprises GmbH, and Sykes Enterprises, Incorporated.(6)

2.10	Acquisition Agreement, dated September 19, 1997, by and among the holders of all of the capital interests of TAS Telemarketing Gesellschaft fur Kommunikation und Dialog mbH, Sykes Enterprises, GmbH, and Sykes Enterprises, Incorporated.(7)

2.11	Acquisition Agreement, dated September 25, 1997, by and among the holders of all of the capital interests of TAS Hedi Fabinyi GmbH, Sykes Enterprises, GmbH, and Sykes Enterprises, Incorporated.(10)

2.12	Shareholder Agreement dated December 11, 1997, by and among Sykes Enterprises, Incorporated and HealthPlan Services Corporation. (12)

2.13	Acquisition Agreement, dated December 31, 1997, by and among the holders of all of the capital interests of McQueen International Limited and Sykes Enterprises, Incorporated.(11)

2.14	Stock Purchase Agreement, dated September 1, 1998, between HealthPlan Services Corporation and Sykes Enterprises, Incorporated. (16)

2.15	Acquisition Agreement, dated November 23, 1998, by and among the holders of all of the capital interests of TAS GmbH Nord Telemarketing und Vertriebsberatung, Sykes Enterprises, GmbH, and Sykes Enterprises, Incorporated.(18)

2.16	Combination Agreement, dated December 29, 1998, by and among the holders of all of the capital interests of Oracle Service Networks Corporation and Sykes Enterprises, Incorporated.(17)

2.17	Merger Agreement, dated as of June 9, 2000, among Sykes Enterprises, Incorporated, SHPS, Incorporated, Welsh Carson Anderson and Stowe, VIII, LP (“WCAS”) and Slugger Acquisition Corp.(35)

3.1	Articles of Incorporation of Sykes Enterprises, Incorporated, as amended.(19)

3.2	Articles of Amendment to Articles of Incorporation of Sykes Enterprises, Incorporated, as amended.(20)

3.3	Bylaws of Sykes Enterprises, Incorporated, as amended.(21)

4.1	Specimen certificate for the Common Stock of Sykes Enterprises, Incorporated.(1)

10.1	Credit Agreement between NationsBank N.A. and Sykes Enterprises, Incorporated dated as of February 17, 1998.(14)

10.2	Amendment No. 1 to Credit Agreement between NationsBank N.A. and Sykes Enterprises, Incorporated dated as of March 20, 1998.(15)

10.3	Amended and Restated Credit Agreement among Sykes Enterprises, Incorporated and Bank of America, NA, dated May 2, 2000. (21)

10.4	Amendment No. 1 to Amended and Restated Credit Agreement among Sykes Enterprises, Incorporated and Bank of America, N.A., dated June 22, 2001.(38)

10.5	Amendment No. 2 to Amended and Restated Credit Agreement among Sykes Enterprises, Incorporated and Bank of America, N.A., dated December 21, 2001.(42)

10.6	Credit Agreement among Sykes Enterprises, Incorporated and Bank of America, N.A. (formerly NationsBank, N.A.) dated February 27, 1998, as amended October 1998, January 18, 2000, May 2, 2000 and June 22, 2001.(39)

10.7	Amendment No. 5 to Credit Agreement among Sykes Enterprises, Incorporated and Bank of America, N.A., dated December 21, 2001.(42)

10.8	Employment Agreement dated as of March 6, 2000 between James E. Lamar and Sykes Enterprises, Incorporated.(23)*

10.9	Employment Agreement dated as of January 1, 2004, between Charles E. Sykes and Sykes Enterprises, Incorporated.(47)*

10.10	Stock Option Agreement between Sykes Enterprises, Incorporated and David E. Garner dated as of December 31, 1995.(41)*

10.11	Amended and Restated 1996 Employee Stock Option Plan.(36)*

10.12	Amended and Restated 1996 Non-Employee Director Stock Option Plan. (36)*

10.13	1996 Non-Employee Directors’ Fee Plan.(1)*

10.14	Form of Split Dollar Plan Documents.(1)*

10.15	Form of Split Dollar Agreement.(1)*

10.16	Form of Indemnity Agreement between directors and executive officers and Sykes Enterprises, Incorporated.(1)

10.17	Aircraft Lease Agreement between JHS Leasing of Tampa, Inc. as lessor and Sykes Enterprises, Incorporated as lessee, dated December 1, 1995.(1)

10.18	Single Tenant Property Lease Agreement between Sykes Investments as landlord and Sykes Enterprises, Incorporated as tenant dated October 31, 1989, for building in Charlotte, North Carolina.(1)

10.19	Tax Indemnification Agreement between Sykes Enterprises, Incorporated and John H. Sykes.(1)*

10.20	Consultant Agreement between Sykes Enterprises, Incorporated and E.J. Milani Consulting Corp. dated April 1, 1996.(1)*

10.21	1997 Management Stock Incentive Plan.(13)*

10.22	1999 Employees’ Stock Purchase Plan.(22)*

10.23	2000 Stock Option Plan.(24)*

10.24	Employment Agreement dated as of March 6, 2000 between David L. Grimes and Sykes Enterprises, Incorporated.(25)*

10.25	Termination of aircraft Lease Agreement between JHS Leasing of Tampa, Inc., as lessor and Sykes Enterprises, Incorporated as lessee dated June 30, 2000.(29)

10.26	Employment Agreement dated July 31, 2000 between James E. Lamar and Sykes Enterprises, Incorporated.(30)*

10.27	Employment Separation Agreement dated as of September 20, 2000 between Dale W. Saville and Sykes Enterprises, Incorporated.(31)*

10.28	Employment Separation Agreement dated as of September 22, 2000 between Scott J. Bendert and Sykes Enterprises, Incorporated.(32)*

10.29	Employment Separation Agreement dated November 10, 2000 between David L. Grimes and Sykes Enterprises, Incorporated.(33)*

10.30	Employment Agreement dated July 31, 2000 between Mitchell I. Nelson and Sykes Enterprises, Incorporated.(34)*

10.31	Amended and Restated Employment Agreement dated as of October 1, 2001, between W. Michael Kipphut and Sykes Enterprises, Incorporated.(42)*

10.32	2001 Equity Incentive Plan.(37)*

10.33	Employment Agreement dated as of March 6, 2000 between Scott J. Bendert and Sykes Enterprises, Incorporated.(26)*

10.34	Employment Agreement dated as of March 6, 2000 between Dale W. Saville and Sykes Enterprises, Incorporated.(27)*

10.35	Employment Separation Agreement dated July 5, 2001 between James E. Lamar and Sykes Enterprises, Incorporated.(40)*

10.36	Employment Agreement dated as of March 5, 2004, between Jenna R. Nelson and Sykes Enterprises, Incorporated.(47)*

10.37	Employment Agreement dated as of March 5, 2004, between Gerry L. Rogers and Sykes Enterprises, Incorporated.(47)*

10.38	Amended and Restated Executive Employment Agreement dated as of October 1, 2001 between John H. Sykes and Sykes Enterprises, Incorporated. (42)*

10.39	Employment Agreement dated as of April 1, 2003, between James T. Holder and Sykes Enterprises, Incorporated.(47)*

10.40	Stock Option Agreement dated as of October 1, 2001, between Sykes Enterprises, Incorporated and James T. Holder.(42)*

10.41	Stock Option Agreement dated as of October 1, 2001, between Sykes Enterprises, Incorporated and W. Michael Kipphut.(42)*

10.42	Stock Option Agreement dated as of January 8, 2002, between Sykes Enterprises, Incorporated and John H. Sykes.(42)*

10.43	Amended and Restated Employment Agreement dated as of March 6, 2002, between Sykes Enterprises, Incorporated and Harry A. Jackson, Jr. (42)*

10.44	Employment Agreement dated as of April 1, 2003, between Sykes Enterprises, Incorporated and William N. Rocktoff.(47)*

10.45	Employment Separation Agreement dated as of November 5, 2001, between Mitchell Nelson and Sykes Enterprises, Incorporated.(42)*

10.46	Senior Revolving Credit Facility between SunTrust, Wachovia and BNP Paribas and Sykes Enterprises, Incorporated dated as of April 5, 2002 and Schedule I-1.(43)

10.47	Stock Option Agreement dated as of March 11, 2002 between Sykes Enterprises, Incorporated and Jenna R. Nelson.(43)*

10.48	Stock Option Agreement dated as of March 11, 2002 between Sykes Enterprises, Incorporated and Gerry Rogers.(43)*

10.49	Stock Option Agreement dated as of March 15, 2002 between Sykes Enterprises, Incorporated and Charles E. Sykes.(43)*

10.50	Stock Option Agreement dated as of March 15, 2002 between Sykes Enterprises, Incorporated and Charles E. Sykes.(43)*

10.51	Stock Option Agreement dated as of March 18, 2002 between Sykes Enterprises, Incorporated 37 and William Rocktoff.(43)*

10.52	Stock Option Agreement dated as of March 18, 2002 between Sykes Enterprises, Incorporated and William Rocktoff.(43)*

10.53	Stock Option Agreement dated as of March 6, 2002 between Sykes Enterprises, Incorporated and Harry A. Jackson, Jr.(43)*

10.54	Amendment No. 1 to Revolving Credit Agreement without exhibits between Sun Trust, Wachovia and BNP Paribas and Sykes Enterprises, Incorporated dated as of September 30, 2002.(44)

10.55	Stock Option Agreement dated as of December 23, 2002 between Sykes Enterprises, Incorporated and Harry A. Jackson, Jr.(45)*

10.56	Employment Separation Agreement, Waiver and Release dated as of June 9, 2003 between Harry A. Jackson, Jr. and Sykes Enterprises, Incorporated.(46)*

10.57	Amendment No. 2 to Revolving Credit Agreement between SunTrust Bank, Wachovia Bank and BNP Paribas and Sykes Enterprises, Incorporated dated as of June 30, 2003.(46)

10.58	Employment Agreement dated as of September 2, 2003, between Sykes Enterprises, Incorporated and James C. Hobby.(47)*

10.59	Employment Agreement dated as of October 6, 2003, between Sykes Enterprises, Incorporated and Daniel L. Hernandez.(47)*

14.	Code of Ethics(48)

21.1	List of subsidiaries of Sykes Enterprises, Incorporated.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney relating to subsequent amendments (included on the signature page of this report).

31.1	Certification of Chief Executive Officer, pursuant to 15 U.S.C. §7241.

31.2	Certification of Chief Financial Officer, pursuant to 15 U.S.C. §7241.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

*	Indicates management contract or compensatory plan or arrangement

(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-2324) and incorporated herein by reference.

(2)	Filed as Exhibit 2.1 to the Registrant’s Form 8-K dated July 31, 1996, and incorporated herein by reference.

(3)	Filed as Exhibit 2.1 to the Registrant’s Form 8-K dated September 16, 1996, and incorporated herein by reference.

(4)	Included as Appendix A to the Proxy Statement/Prospectus contained in the Registrant’s Registration Statement on Form S-4 (Registration No. 333-20465) filed with the Commission on January 27, 1997, and incorporated herein by reference.

(5)	Filed as Exhibit 2.6 to the Registrant’s Form 10-Q filed with the Commission on May 8, 1997, and incorporated herein by reference.

(6)	Filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 1997, and incorporated herein by reference.

(7)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 1998, and incorporated herein by reference.

(8)	Filed as Exhibit 2.8 to the Registrant’s Form 10-Q filed with the Commission on August 18, 1997, and incorporated herein by reference.

(9)	Filed as Exhibit 2.7 to the Registrant’s Form 10-Q filed with the Commission on August 18, 1997, and incorporated herein by reference.

(10)	Filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 1998, and incorporated herein by reference.

(11)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on dated January 15, 1998, and incorporated herein by reference.

(12)	Filed as Exhibit 2.12 to the Registrant’s Form 10-K filed with the Commission on March 16, 1998, and incorporated herein by reference.

(13)	Filed as Exhibit 10 to the Registrant’s Form 10-Q filed with the Commission on July 28, 1998, and incorporated herein by reference.

(14)	Filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on April 28, 1998, and incorporated herein by reference.

(15)	Filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Commission on April 28, 1998, and incorporated herein by reference.

(16)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 25, 1998, and incorporated herein by reference.

(17)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 29, 1998, and incorporated herein by reference.

(18)	Filed as Exhibit 2.15 to the Registrant’s Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.

(19)	Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed with the Commission on October 23, 1997, and incorporated herein by reference.

(20)	Filed as Exhibit 3.2 to the Registrant’s Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.

(21)	Filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-3 filed with the Commission on October 23, 1997, and incorporated herein by reference.

(22)	Filed as Exhibit 10.19 to the Registrant’s Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.

(23)	Filed as Exhibit 10.8 to the Registrant’s Form 10-K filed with the Commission on March 29, 2000, and incorporated herein by reference.

(24)	Filed as Exhibit 10.23 to the Registrant’s Form 10-K filed with the Commission on March 29, 2000, and incorporated herein by reference.

(25)	Filed as Exhibit 10.3 to the Registrant’s Form 10-K filed with the Commission on March 29, 2000, and incorporated herein by reference.

(26)	Filed as Exhibit 10.4 to the Registrant’s Form 10-K filed with the Commission on March 29, 2000, and incorporated herein by reference.

(27)	Filed as Exhibit 10.6 to the Registrant’s Form 10-K filed with the Commission on March 29, 2000, and incorporated herein by reference.

(28)	Filed as Exhibit 10.24 to the Registrant’s Form 10-Q filed with the Commission on August 14, 2000, and incorporated herein by reference.

(29)	Filed as Exhibit 10.25 to the Registrant’s Form 10-Q filed with the Commission on August 14, 2000, and incorporated herein by reference.

(30)	Filed as Exhibit 10.26 to the Registrant’s Form 10-Q filed with the Commission on November 20, 2000, and incorporated herein by reference.

(31)	Filed as Exhibit 10.27 to the Registrant’s Form 10-Q filed with the Commission on November 20, 2000, and incorporated herein by reference.

(32)	Filed as Exhibit 10.28 to the Registrant’s Form 10-Q filed with the Commission on November 20, 2000, and incorporated herein by reference.

(33)	Filed as Exhibit 10.29 to the Registrant’s Form 10-K filed with the Commission on March 27, 2001, and incorporated herein by reference.

(34)	Filed as Exhibit 10.30 to the Registrant’s Form 10-K filed with the Commission on March 27, 2001, and incorporated herein by reference.

(35)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 17, 2000, and incorporated herein by reference.

(36)	Filed as Exhibit 10.12 to Registrant’s Form 10-Q filed with the Commission on May 7, 2001, and incorporated herein by reference.

(37)	Filed as Exhibit 10.32 to Registrant’s Form 10-Q filed with the Commission on May 7, 2001, and incorporated herein by reference.

(38)	Filed as Exhibit 10.33 to Registrant’s Form 10-Q filed with the Commission on August 14, 2001, and incorporated herein by reference.

(39)	Filed as Exhibit 10.34 to Registrant’s Form 10-Q filed with the Commission on August 14, 2001, and incorporated herein by reference.

(40)	Filed as Exhibit 10.35 to Registrant’s Form 10-Q filed with the Commission on August 14, 2001, and incorporated herein by reference.

(41)	Filed as Exhibit 10.9 to the Registrant’s Form 10-K filed with the Commission on March 29, 2000, and incorporated herein by reference.

(42)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 15, 2002, and incorporated herein by reference.

(43)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on May 9, 2002, and incorporated herein by reference.

(44)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on November 14, 2002, and incorporated herein by reference.

(45)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 24, 2003, and incorporated herein by reference.

(46)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on August 11, 2003, and incorporated herein by reference.

(47)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 10, 2004, and incorporated herein by reference.

(48)	To be filed as Exhibit 1 to Registrant’s Proxy Statement for the 2004 annual meeting of shareholders to be filed with the Commission on or before April 29, 2004.

(b) Reports on Form 8-K

     We filed the following reports on Form 8-K during the quarter ended December 31, 2003:

     We filed a current report on Form 8-K, dated October 27, 2003, with the Securities and Exchange Commission on October 27, 2003, reporting under Item 12, the filing of a press release announcing our financial results for the quarter ended September 30, 2003.

     We filed a current report on Form 8-K, dated December 2, 2003, with the Securities and Exchange Commission on December 3, 2003, reporting under Item 5, the filing of a press release regarding the adoption of a Securities and Exchange Commission Rule 10b5-1 trading plan by Chairman and Chief Executive Officer, John Sykes.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 10th day of March 2004.

SYKES ENTERPRISES, INCORPORATED (Registrant)

By:	/s/ W. Michael Kipphut

W. Michael Kipphut,
Group Executive, Senior Vice President — Finance

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

Signature	Title	Date
/s/ John H. Sykes John H. Sykes	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 10, 2004
/s/ Gordon H. Loetz Gordon H. Loetz	Vice Chairman of the Board and Director	March 10, 2004
/s/ Mark C. Bozek Mark C. Bozek	Director	March 10, 2004
/s/ Furman P. Bodenheimer, Jr. Furman P. Bodenheimer, Jr.	Director	March 10, 2004
/s/ Lt. Gen. Michael P. Delong (Ret.) Lt. Gen. Michael P. Delong (Ret.)	Director	March 10, 2004
/s/ H. Parks Helms H. Parks Helms	Director	March 10, 2004
/s/ Linda F. McClintock-Greco M.D. Linda F. McClintock-Greco M.D.	Director	March 10, 2004
/s/ William J. Meurer William J. Meurer	Director	March 10, 2004
/s/ Ernest J. Milani Ernest J. Milani	Director	March 10, 2004
/s/ Thomas F. Skelly Thomas F. Skelly	Director	March 10, 2004
/s/ Paul L. Whiting Paul L. Whiting	Director	March 10, 2004

Independent Auditors’ Report

To the Board of Directors and Stockholders of Sykes Enterprises, Incorporated:

We have audited the accompanying consolidated balance sheets of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules, listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sykes Enterprises, Incorporated and subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedules as of and for the three years in the period ended December 31, 2003, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Certified Public Accountants

March 10, 2004
Tampa, Florida

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
(In thousands, except per share data)	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$92,085	$79,480
Receivables, net	77,494	74,303
Prepaid expenses and other current assets	11,813	9,724

Total current assets	181,392	163,507
Property and equipment, net	107,194	109,618
Goodwill, net	5,085	4,834
Deferred charges and other assets	19,583	18,882

	$313,254	$296,841

LIABILITIES AND SHAREHOLDERS’EQUITY
Current liabilities:
Current installments of long-term debt	$87	$52
Accounts payable	17,706	12,200
Accrued employee compensation and benefits	30,869	33,792
Other accrued expenses and current liabilities	14,226	16,348

Total current liabilities	62,888	62,392
Deferred grants	27,369	35,067
Deferred revenue	19,835	15,739
Other long-term liabilities	2,330	1,298

Total liabilities	112,422	114,496

Commitments and contingencies (Note 14)
Shareholders’equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 43,771 and 43,491 issued	438	435
Additional paid-in capital	163,511	162,117
Retained earnings	81,513	72,208
Accumulated other comprehensive loss	(208)	(11,101)

	245,254	223,659
Treasury stock at cost: 3,557 shares and 3,099 shares	(44,422)	(41,314)

Total shareholders’equity	200,832	182,345

	$313,254	$296,841

See accompanying notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,
(In thousands, except per share data)	2003	2002	2001
Revenues	$480,359	$452,737	$496,722

Operating expenses:
Direct salaries and related costs	309,489	287,141	315,118
General and administrative	161,743	155,547	165,389
Net (gain) loss on disposal of property and equipment	(1,595)	(945)	495
Restructuring and other charges (reversals)	(646)	20,814	14,600
Impairment of long-lived assets	—	1,475	1,480

Total operating expenses	468,991	464,032	497,082

Income (loss) from operations	11,368	(11,295)	(360)

Other income (expense):
Litigation settlement	—	(13,800)	—
Interest, net	1,266	517	408
Other	1,322	132	138

Total other income (expense)	2,588	(13,151)	546

Income (loss) before provision (benefit) for income taxes	13,956	(24,446)	186

Provision (benefit) for income taxes:
Current	5,707	2,790	(4,873)
Deferred	(1,056)	(8,605)	4,650

Total provision (benefit) for income taxes	4,651	(5,815)	(223)

Net income (loss)	$9,305	$(18,631)	$409

Net income (loss) per share:
Basic	$0.23	$(0.46)	$0.01

Diluted	$0.23	$(0.46)	$0.01

Weighted average shares:
Basic	40,300	40,405	40,183

Diluted	40,441	40,405	40,468

See accompanying notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional		Accumulated Other
			Paid-In	Retained	Comprehensive	Treasury
(In thousands)	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance at January 1, 2001	43,084	$431	$159,696	$90,430	$(14,082)	$(40,583)	$195,892
Issuance of common stock	216	2	973	—	—	—	975
Tax benefit of exercise of non-qualified stock options	—	—	238	—	—	—	238
Purchase of treasury stock	—	—	—	—	—	(172)	(172)
Comprehensive loss	—	—	—	409	(6,130)	—	(5,721)

Balance at December 31, 2001	43,300	433	160,907	90,839	(20,212)	(40,755)	191,212
Issuance of common stock	191	2	984	—	—	—	986
Tax benefit of exercise of non-qualified stock options	—	—	226	—	—	—	226
Purchase of treasury stock	—	—	—	—	—	(559)	(559)
Comprehensive loss	—	—	—	(18,631)	9,111	—	(9,520)

Balance at December 31, 2002	43,491	435	162,117	72,208	(11,101)	(41,314)	182,345
Issuance of common stock	280	3	1,166	—	—	—	1,169
Tax benefit of exercise of non-qualified stock options	—	—	228	—	—	—	228
Purchase of treasury stock	—	—	—	—	—	(3,108)	(3,108)
Comprehensive income	—	—	—	9,305	10,893	—	20,198

Balance at December 31, 2003	43,771	$438	$163,511	$81,513	$(208)	$(44,422)	$200,832

See accompanying notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9,305	$(18,631)	$409
Depreciation and amortization	30,125	34,338	34,937
Impairment of long-lived assets	—	1,475	1,480
Restructuring and other charges (reversals)	(646)	20,814	14,600
Litigation settlement, including cash paid of $13.4 million	—	13,800	—
Deferred income tax(benefit) provision	(1,056)	(8,605)	4,650
Tax benefit from stock options	228	226	238
Net (gain) loss on disposal of property and equipment	(1,595)	(945)	495
Changes in assets and liabilities:
Receivables	(2,498)	22,363	46,708
Prepaid expenses and other current assets	(1,520)	2,758	1,759
Deferred charges and other assets	(729)	(113)	5,520
Accounts payable	1,940	(2,134)	(15,459)
Income taxes receivable/payable	9,057	2,122	(14,328)
Accrued employee compensation and benefits	(5,141)	(2,038)	(3,490)
Other accrued expenses and current liabilities	(3,113)	(18,052)	(9,711)
Deferred revenue	(136)	(3,946)	(6,750)
Other long-term liabilities	3	(121)	(358)

Net cash provided by operating activities	34,224	43,311	60,700

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(29,273)	(20,203)	(39,058)
Acquisition of intangible assets	—	(1,901)	—
Proceeds from sale of facilities	2,411	2,000	—
Proceeds from sale of property and equipment	212	244	682

Net cash used for investing activities	(26,650)	(19,860)	(38,376)

CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns under revolving line of credit agreements	(1,600)	—	(13,363)
Borrowings under revolving line of credit agreements	1,600	—	13,336
Payments of long-term debt	(45)	(42)	(8,430)
Borrowings under long-term debt	71	—	106
Proceeds from issuance of stock	1,169	986	975
Proceeds from grants	—	—	9,156
Purchase of treasury stock	(3,108)	(559)	(172)

Net cash (used for) provided by financing activities	(1,913)	385	1,608

Effects of exchange rates on cash	6,944	5,642	(4,071)

Net increase in cash and cash equivalents	12,605	29,478	19,861
CASH AND CASH EQUIVALENTS — BEGINNING	79,480	50,002	30,141

CASH AND CASH EQUIVALENTS — ENDING	$92,085	$79,480	$50,002

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$460	$1,155	$896
Income taxes	$9,708	$10,531	$8,461

See accompanying notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

     Sykes Enterprises, Incorporated and consolidated subsidiaries (“Sykes” or the “Company”) provides outsourced customer contact management solutions and services in the business process outsourcing (“BPO”) arena to companies, primarily within the communications, technology/ consumer, financial services, healthcare, and transportation and leisure industries. Sykes provides flexible, high quality outsourced customer contact management services with an emphasis on inbound technical support and customer service. Utilizing Sykes’ integrated onshore/offshore global delivery model, Sykes provides its services through multiple communications channels encompassing phone, e-mail, Web and chat. Sykes complements its outsourced customer contact management services with various enterprise support services in the United States that encompass services for a company’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, Sykes also provides fulfillment services including multilingual sales order processing via the Internet and phone, inventory control, product delivery and product returns handling. The Company has operations in two geographic regions entitled (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, in which the client base is primarily companies in the United States that are using the Company’s services to support their customer management needs; and (2) EMEA, which includes Europe, the Middle East, and Africa.

Note 1. Summary of Accounting Policies

     Principles of Consolidation — The consolidated financial statements include the accounts of Sykes and its wholly-owned subsidiaries and controlled majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recognition of Revenue — Revenue is recognized pursuant to applicable accounting standards, including Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements”, SAB104, “Revenue Recognition”, and the Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables”. SAB 101, as amended, and SAB 104 summarize certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. EITF No. 00-21 provides further guidance on how to account for multiple element contracts.

     The Company primarily recognizes its revenue from services as those services are performed under a fully executed contractual agreement and records estimated reductions to revenue for penalties and holdbacks for failure to meet specified minimum service levels and other performance based contingencies. Royalty revenue is recognized at the time royalties are earned and the remaining revenue is recognized on fixed price contracts using the percentage-of-completion method of accounting. Adjustments to fixed price contracts and estimated losses, if any, are recorded in the period when such adjustments or losses are known. Product sales are recognized upon shipment to the customer and satisfaction of all obligations.

     The Company recognizes revenue from software and contractually provided rights in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2” (“SOP 98-4”), Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”), SAB 101, SAB 104 and EITF No. 00-21. Revenue is recognized from licenses of the Company’s software products and rights when the agreement has been executed, the product or right has been delivered or provided, collectibility is probable and the software license fees or rights are fixed and determinable. If any portion of the license fees or rights is subject to forfeiture, refund or other contractual contingencies, the Company postpones revenue recognition until these contingencies have been removed. Sykes generally accounts for consulting services separate from software license fees for those multi-element arrangements where consulting services are a separate element and are not essential to the customer’s functionality requirements and there is vendor-specific objective evidence of fair value for these services. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue.

     Revenue from contracts with multiple-deliverables to include hardware, software, consulting and other services, or related contracts with the same client, are allocated to separate units of accounting based on their relative fair value, if the deliverables in the contract(s) meet the criteria for such treatment. Fair value is the price of a deliverable when it is regularly sold on a standalone basis, which generally consists of vendor-specific objective evidence of fair value. If there is no evidence of the fair value for a delivered product or service, revenue is allocated first to the fair value of the undelivered product or service and then the residual revenue is allocated to the delivered product or service. If there is no evidence of the fair value for an undelivered product or service, the contract(s) is accounted for as a single unit of accounting, resulting in delay of revenue recognition for the delivered product or service until the undelivered product or service portion of the contract is complete. Revenue recognition is limited to the amount that is not contingent upon delivery of any future product or service or meeting other specified performance conditions.

     Cash and Cash Equivalents — Cash and cash equivalents consist of highly liquid short-term investments classified as available for sale as defined under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cash in the amount of $82.6 million and $73.1 million at December 31, 2003 and 2002, respectively, was held in taxable interest bearing investments, which are classified as available for sale and have an average maturity of approximately 30 days. Cash and cash equivalents of $67.5 million and $64.4 million at December 31, 2003 and 2002, respectively, were held in international operations and may be subject to additional taxes if repatriated to the United States.

     Property and Equipment — Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Improvements to leased premises are amortized over the shorter of the related lease term or the estimated useful lives of the improvements. Cost and related accumulated depreciation on assets retired or disposed of are removed from the accounts and any gains or losses resulting therefrom are credited or charged to income. Depreciation expense was $33.0 million, $36.8 million and $36.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Property and equipment includes $3.5 million and $0.7 million of additions included in accounts payable at December 31, 2003 and 2002, respectively. Accordingly, these non-cash transactions have been excluded from the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002, respectively.

     The Company capitalizes certain costs incurred to internally develop software upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility were expensed as incurred. Capitalized internally developed software costs, net of accumulated amortization, were $0.6 million and $0.6 million at December 31, 2003 and 2002, respectively.

     Land received from various local and state governmental agencies under grants is recorded at fair value at the date of grant. During the year ended December 31, 2001, the Company recorded $1.0 million in land acquisitions as a result of such grants (none for 2003 and 2002). Accordingly, these non-cash transactions have been excluded from the accompanying Consolidated Statements of Cash Flows for the year ended December 31, 2001.

     The carrying value of long-lived assets to be held and used, including property and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets.” An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value, which is generally determined based on discounted cash flows, appraisals or net sales prices of comparable assets.

     The Company has closed several customer contact management centers and expects it may close additional centers in 2004 as a result of client migration offshore to Latin America, India and the Asia Pacific Rim as well as the overall reduction in customer call volumes in the United States and Europe. As of December 31, 2003, the Company determined that its long-lived assets, including those at the aforementioned customer contact management centers, are not impaired. Additionally, there were no assets that met the criteria to be classified as held for sale as of December 31, 2003. Long-lived assets are classified as held for sale in the period in which management commits to a plan to sell the asset, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, it is probable that the asset will be sold in a reasonable period of time, and it is unlikely that significant changes to the plan to sell the asset will be made or that the plan will be withdrawn.

     Investment in SHPS — The Company has a 6.5% remaining ownership interest in SHPS, Incorporated (“SHPS”) that is accounted for at cost. At December 31, 2003 and 2002, the carrying value of this investment was $2.1 million, which approximates the Company’s pro rata share of the underlying value, and is included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets. (See Note 6.)

     Goodwill — On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” According to this statement, goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but instead must be reviewed at least annually, and more frequently in the presence of certain circumstances, for impairment by applying a fair value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under SFAS No. 142, the carrying value of assets is calculated at the lowest levels for which there are identifiable cash flows (the “reporting unit”). SFAS No. 142 requires the Company to compare the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Based on the results of the Company’s initial transition impairment review as of January 1, 2002 and annual impairment reviews in the third quarter of each year in accordance with SFAS No. 142, the Company determined that there was no impairment of goodwill. The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time. Accordingly, beginning January 1, 2002, the Company has foregone all related amortization expense. Prior to the adoption of this statement, the amortization of goodwill as it was reported on December 31, 2001 would have reduced the 2003 net income and increased the 2002 net loss by approximately $0.4 million, or $0.01 per diluted share, respectively. Prior to January 1, 2002, the Company amortized goodwill over an estimated useful life of 10 to 20 years using the straightline method. Amortization expense related to goodwill totaled $1.2 million for the year ended December 31, 2001. Accumulated amortization of goodwill was $3.2 million as of December 31, 2001.

     For the three years ended December 31, 2003, the reconciliation of reported net income (loss) and net income (loss) per share to adjusted net income (loss) and adjusted net income (loss) per share reflecting the elimination of goodwill amortization is as follows (in thousands, except per share data):

		December 31,
	2003	2002	2001
Net income (loss):
Reported net income (loss)	$9,305	$(18,631)	$409
Elimination of goodwill amortization, net of taxes	—	—	782

Adjusted net income (loss)	$9,305	$(18,631)	$1,191

Net income (loss) per basic share:
Reported net income (loss)	$0.23	$(0.46)	$0.01
Elimination of goodwill amortization, net of taxes	—	—	0.02

Adjusted net income (loss)	$0.23	$(0.46)	$0.03

Net income (loss) per diluted share:
Reported net income (loss)	$0.23	$(0.46)	$0.01
Elimination of goodwill amortization, net of taxes	—	—	0.02

Adjusted net income (loss)	$0.23	$(0.46)	$0.03

     Intangible Assets — Intangible assets, primarily existing technologies and covenants not to compete, are amortized using the straight-line method over their estimated period of benefit, generally ranging from two to five years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or changes in circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. Amortization expense related to these intangible assets was $0.5 million and $0.1 million for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2003 and 2002, the intangible assets were fully amortized and had a carrying value of zero.

     Income Taxes — The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are provided to reflect tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the accompanying Consolidated Financial Statements.

     Self-Insurance Programs — The Company self-insures for certain levels of workers’ compensation and employee health insurance. Estimated costs of these self-insurance programs are accrued at the projected settlements for known and anticipated claims. Self-insurance liabilities of the Company amounted to $1.7 million and $2.2 million at December 31, 2003 and 2002, respectively.

     Deferred Grants — Recognition of income associated with grants of land and the acquisition of property, buildings and equipment is deferred until after the completion and occupancy of the building and title has passed to the Company, and the funds have been released from escrow. The deferred amounts for both land and building are amortized and recognized as a reduction of depreciation expense included within general and administrative costs over the corresponding useful lives of the related assets. Amounts received in excess of the cost of the building are allocated to the cost of equipment and, only after the grants are released from escrow, recognized as a reduction of depreciation expense over the weighted average useful life of the related equipment, which approximates five years. Amortization of the deferred grants that is included in income was approximately $2.9 million, $3.0 million and $2.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Deferred Revenue — The Company invoices certain contracts in advance. The deferred revenue is earned over the lives of the respective contracts, which range from six months to five years. Deferred revenue also includes estimated penalties and holdbacks for failure to meet specified minimum service levels in certain contracts and other performance based contingencies.

     Stock-Based Compensation — The Company has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under SFAS No. 123, companies have the option to measure compensation costs for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, compensation expense is generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. Since employee stock options are granted on this basis and the Company has chosen to use the intrinsic value method, no compensation expense is recognized for stock option grants.

     If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts as follows (in thousands except per share amounts):

	Years Ended December 31,
	2003	2002	2001
Net income (loss) as reported	$9,305	$(18,631)	$409
Pro forma compensation expense, net of tax	(1,887)	(11,163)	(3,594)

Pro forma net income (loss)	$7,418	$(29,794)	$(3,185)

Net income (loss) per basic share as reported	$0.23	$(0.46)	$0.01
Pro forma net income (loss) per basic share	$0.18	$(0.74)	$(0.08)
Net income (loss) per diluted share as reported	$0.23	$(0.46)	$0.01
Pro forma net income (loss) per diluted share	$0.18	$(0.74)	$(0.08)

     The pro forma amounts were determined using the Black-Scholes valuation model with the following key assumptions: (i) a discount rate of 2.0% for 2003, discount rates ranging from 3.0% to 3.82% for 2002, and a discount rate of 6.0% for 2001; (ii) a volatility factor of 83.91% for 2003 and 85.1% for 2002 and 2001 based upon the average trading price of the Company’s common stock since it began trading on the NASDAQ National Market; (iii) no dividend yield; and (iv) an average expected option life of three years in 2003 and five years in 2002 and 2001 (three years for the Employee Stock Purchase Plan). In addition, the pro forma amount for 2003, 2002 and 2001 includes approximately $0.1 million, $0.2 million and $0.2 million, respectively, related to purchase discounts offered under the Employee Stock Purchase Plan.

     Fair Value of Financial Instruments — The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Cash, Accounts Receivable and Accounts Payable. The carrying amount reported in the balance sheet for cash, accounts receivable and accounts payable approximates their fair value.

•	Long-Term Debt. The fair value of the Company’s long-term debt, including the current portion thereof, is estimated based on the quoted market price for the same or similar types of borrowing arrangements. The carrying value of the Company’s long-term debt approximates fair value.

     Foreign Currency Translation — The assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is other than the U.S. Dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income, but is included in accumulated other comprehensive income (loss), which is reflected as a separate component of shareholders’ equity. Foreign currency transactional gains and losses are included in determining net income. Such gains and losses are included in other income (expense) in the accompanying Consolidated Statements of Operations.

     Recent Accounting Pronouncements — In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and (or) normal use of the asset. The Company implemented the provisions of SFAS No. 143 effective January 1, 2003. The impact of this adoption did not have a material effect on the financial condition, results of operations, or cash flows of the Company.

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

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facilities closing, or other exit or disposal activity initiated after December 31, 2002. The statement requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is applicable to exit or disposal activities initiated on or after January 1, 2003.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company did not change to the fair value based method of accounting for stock-based employee compensation.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement did not have a material effect on the financial condition, results of operations, or cash flows of the Company.

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

     In November 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue

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

     In August 2003, the EITF reached consensus on EITF No. 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-than- Incidental Software.” EITF No.03-5, which became effective on January 1, 2004, provides guidance on determining whether non-software deliverables are included within the scope of SOP 97-2 and, accordingly, whether multiple element arrangements are to be accounted for in accordance with EITF No. 00-21 or SOP 97-2. The adoption of this guidance did not have a material impact on the financial condition, results of operations or cash flows of the Company.

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

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” and a revised interpretation of FIN No. 46 (FIN No. 46-r) in December 2003, in an effort to expand upon existing accounting guidance that addresses when a company should consolidate the financial results of another entity. FIN No. 46 requires “variable interest entities,” as defined, to be consolidated by a company if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. A company that is required to consolidate a variable interest entity is referred to as the entity’s primary beneficiary. The interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.

     The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. The Company is not the primary beneficiary of any variable interest entity created after January 31, 2003 nor does the Company have a significant variable interest in a variable interest entity created after January 31, 2003.

     For variable interest entities that existed before February 1, 2003, the consolidation requirements of FIN No. 46-r are effective as of March 31, 2004. The adoption of FIN No. 46-r will not have a material impact on the financial condition, results of operations or cash flows of the Company.

     Reclassifications — Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

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

     The net pre-tax gain on the sale of the Bismarck facility of $1.8 million less the net pre-tax loss on the sale of the print facilities in Galashiels of $0.2 million is included in “Net (gain) loss on disposal of property and equipment” in the accompanying 2002 Consolidated Statements of Operations.

     On September 30, 2003, the Company sold the land and building related to its Scottsbluff, Nebraska facility, which was closed in connection with the 2002 restructuring plan, for $2.0 million cash, resulting in a pre-tax gain of $1.9 million. The net book value of the facilities of $1.9 million was offset by the related deferred grants of $1.8 million. The net pre-tax gain on the sale of the Scottsbluff facility of $1.9 million is included in “Net (gain) loss on disposal of property and equipment” in the accompanying 2003 Consolidated Statements of Operations.

     On December 31, 2003, the Company sold the land and building related to its Eveleth, Minnesota facility for $2.3 million, for which the Company received $0.3 million cash and a $2.0 million note receivable, resulting in a net pre-tax gain of $1.7 million which will be recognized over the term of the note using the installment sales method of accounting. The net book value of the facilities of $3.5 million was offset by the related deferred grants of $2.9 million. The note receivable, which earns interest at 7% per annum, is due in five monthly installments of $16 thousand beginning on February 1, 2004 with the remaining unpaid balance due on July 1, 2004. Approximately $0.2 million of the $1.7 million net pretax gain on the sale of the Eveleth facility is included in “Net (gain) loss on disposal of property and equipment” in the accompanying 2003 Consolidated Statements of Operations with the remaining $1.5 million offset against the note receivable which is included in “Receivables, net” in the accompanying Consolidated Balance Sheet as of December 31, 2003.

     On January 15, 2004, the Company sold the land, building and its contents related to its Klamath Falls, Oregon facility for $4.0 million in cash, resulting in a net pre-tax gain of $2.7 million in the first quarter of 2004. The net book value of the facilities of $2.3 million was offset by the related deferred grants of $1.0 million. During the year ended December 31, 2003, the assets of the Klamath Falls facility did not meet the criteria to be classified as held for sale.

Note 3. Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company’s credit concentrations are limited due to the wide variety of customers and markets in which the Company’s services are sold, with the exception of two major customers as discussed in Note 17.

Note 4. Receivables

     Receivables consist of the following (in thousands):

	December 31,
	2003	2002
Trade accounts receivable	$77,190	$69,000
Income taxes receivable	1,475	7,205
Other	3,071	3,200

	81,736	79,405
Less allowance for doubtful accounts	4,242	5,102

	$77,494	$74,303

Note 5. Property and Equipment

     Property and equipment consist of the following (in thousands):

	December 31,
	2003	2002
Land	$6,244	$6,875
Buildings and leasehold improvements	59,901	59,363
Equipment, furniture and fixtures	186,625	164,955
Capitalized software development costs	1,028	5,260
Transportation equipment	365	176
Construction in progress	737	475

	254,900	237,104
Less accumulated depreciation	147,706	127,486

	$107,194	$109,618

Note 6. Deferred Charges and Other Assets

     Deferred charges and other assets consist of the following (in thousands):

	December 31,
	2003	2002
Non-current deferred tax asset (see Note 11)	$14,949	$15,060
Investment in SHPS, Incorporated, at cost	2,089	2,089
Other	2,545	1,733

	$19,583	$18,882

Note 7. Accrued Employee Compensation and Benefits

     Accrued employee compensation and benefits consist of the following (in thousands):

	December 31,
	2003	2002
Accrued compensation	$12,768	$19,018
Accrued employment taxes	5,874	5,724
Accrued vacation	7,676	5,897
Other	4,551	3,153

	$30,869	$33,792

Note 8. Other Accrued Expenses and Current Liabilities

     Other accrued expenses and current liabilities consist of the following (in thousands):

	December 31,
	2003	2002
Accrued restructuring charges (see Note 12)	$887	$4,506
Deferred revenue, current	4,508	4,699
Accrued roadside assistance claim costs	1,182	924
Accrued telephone charges	721	794
Accrued legal and professional fees	2,307	1,877
Accrued rent	501	479
Accrued property taxes	552	716
Accrued marketing	377	300
Other	3,191	2,053

	$14,226	$16,348

Note 9. Long-Term Debt

     Long-term debt consists of the following (in thousands):

	December 31,
	2003	2002
Notes payable and capital leases, principal and interest payable in monthly installments through December 2004, interest at varying rates up to 19.0%, collateralized by certain equipment	$87	$52

Total debt	87	52
Less current portion	87	52

Long-term debt	$—	$—

     Principal maturities of total debt as of December 31, 2003 are as follows (in thousands):

Total
Year	Amount
2004	$87
2005	—

$87

     The Company elected to cancel its revolving credit facility effective as of December 31, 2003. As a result, the Company charged off the remaining deferred loan costs of $0.2 million, which is included as a reduction to other income (expense) in the accompanying in 2003 Consolidated Statements of Operations. There were no outstanding balances on this credit facility as of December 31, 2003. The Company is currently negotiating a new revolving credit facility with a group of lenders, which is expected to close in the first quarter of 2004.

Note 10. Accumulated Other Comprehensive Loss

     The Company presents data in the Consolidated Statements of Changes in Shareholders’ Equity in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes rules for the reporting of comprehensive income (loss) and its components. The components of other accumulated comprehensive loss include foreign currency translation adjustments as follows (in thousands):

Accumulated
Other
Comprehensive
Loss
Balance at January 1, 2001	$(14,082)
Foreign currency translation adjustment	(6,130)

Balance at December 31, 2001	(20,212)
Foreign currency translation adjustment	9,111

Balance at December 31, 2002	(11,101)
Foreign currency translation adjustment	10,893

Balance at December 31, 2003	$(208)

     Earnings associated with the Company’s investments in its foreign subsidiaries are considered to be permanently invested and no provision for United States federal and state income taxes on those earnings or translation adjustments has been provided.

Note 11. Income Taxes

     The components of income (loss) before provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
United States	$(14,013)	$(35,662)	$(21,553)
Foreign	27,969	11,216	21,739

Total income (loss) before provision (benefit) for income taxes	$13,956	$(24,446)	$186

     Provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Current:
Federal and state	$(1,491)	$(5,197)	$(6,735)
Foreign	7,198	7,987	1,862

Total current provision (benefit) for income taxes	5,707	2,790	(4,873)

Deferred:
Federal and state	(2,224)	(5,578)	(283)
Foreign	1,168	(3,027)	4,933

Total deferred provision (benefit) for income taxes	(1,056)	(8,605)	4,650

Total provision (benefit) for income taxes	$4,651	$(5,815)	$(223)

     The reconciliation of income tax computed at the U.S. federal statutory tax rate to the Company’s effective income tax provision is as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Statutory tax	$4,885	$(8,556)	$65
State income taxes, net of federal tax benefit	(438)	(980)	(448)
Effect of foreign income not subject to federal and state income tax	(2,763)	(1,393)	(2,708)
Effect of foreign income subject to federal and state income tax net of foreign tax credits	—	—	340
Effect of loss on disposition of domestic investment	—	—	(3,307)
Effect of disposition of foreign subsidiary	—	—	(917)
Change in valuation allowance, net of related adjustments	5,595	4,615	5,555
Non-deductible amortization	—	—	262
Foreign taxes, net of foreign income not taxed in the United States	(995)	(181)	774
Permanent differences	(1,391)	680	161
Income tax credits	(391)	—	—
Foreign withholding and other taxes	520	—	—
Other	(371)	—	—

Total provision (benefit) for income taxes	$4,651	$(5,815)	$(223)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes. A provision for income taxes has not been made for the undistributed earnings of foreign subsidiaries of approximately $116.0 million at December 31, 2003, that are permanently reinvested in foreign business operations. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable.

     The Company has been granted tax holidays in the Philippines, El Salvador, India and Costa Rica. These holidays have various expiration dates, exclusive of renewal periods, through 2013.

     The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2003 and 2002, respectively, are presented below (in thousands):

	Years Ended
	December 31,
	2003	2002
Deferred tax assets:
Accrued expenses	$4,393	$4,875
Net operating loss and tax credit carryforwards	35,692	26,927
Amortization of intangibles and fixed assets	19,471	6,888
Deferred revenue	1,561	3,503
Valuation allowance	(30,582)	(19,914)
Other	2,932	—

	33,467	22,279

Deferred tax liabilities:
Accrued liabilities	(1,445)	(2,051)
Amortization of intangibles and fixed assets	(12,745)	(1,937)
Other	(2,361)	(407)

	(16,551)	(4,395)

Net deferred tax assets	$16,916	$17,884

Classified as follows:
Current assets (Prepaid expenses and other)	$4,312	$4,121
Non-current assets (Deferred charges and other) (Note 6)	14,949	15,060
Current liabilities (Other accrued expenses)	(18)	—
Non-current liabilities (Other long-term liabilities)	(2,327)	(1,297)

Net deferred tax assets	$16,916	$17,884

     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the available evidence for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2003, management has determined that a valuation allowance of approximately $30.6 million is necessary to reduce primarily foreign deferred tax assets.

     Approximately $41.0 million of the income tax loss carryforward at December 31, 2003 relates to foreign entities with various expiration dates. For U.S. purposes, a net operating loss carryforward of approximately $40.0 million and $3.4 million of tax credits are available for carryforward expiring through the year ending December 31, 2023. Of this $40.0 million U.S. net operating loss carryforward, $10.1 million can only be offset against the future earnings of an acquired subsidiary.

     The Company is currently under examination in the U.S. by several states for periods covering 1999 through 2003. The U.S. Internal Revenue Service has completed audits of the Company’s U.S. tax returns through July 31, 1999. Certain German subsidiaries of the Company are under examination by the German tax authorities for periods covering 1997 through 2000. In the opinion of management, any liability that may arise from the prior periods as a result of these examinations is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

Note 12. Restructuring and Other Charges

2002 Charges

     In October 2002, the Company approved a restructuring plan to close and consolidate two U.S. and three European customer contact management centers, to reduce capacity within the European fulfillment operations and to write-off certain specialized e-commerce assets primarily in response to the October 2002 notification of the contractual expiration of two technology client programs in March 2003 with approximate annual revenues of $25.0 million. The restructuring plan was designed to reduce costs and bring the Company’s infrastructure in-line with the current business environment. Related to these actions, the Company recorded restructuring and other charges in the fourth quarter of 2002 of $20.8 million primarily for the write-off of certain assets, lease termination and severance costs. In connection with the 2002 restructuring, the Company reduced the number of employees by 470 during 2002 and 330 during 2003. The plan was substantially completed by the end of 2003.

     In connection with the contractual expiration of the two technology client contracts previously mentioned, the Company also recorded additional depreciation expense of $1.2 million in the fourth quarter of 2002 and $1.3 million in the first quarter of 2003 primarily related to a specialized technology platform, which was no longer utilized upon the expiration of the contracts in March 2003.

     The following tables summarize the 2002 plan accrued liability for restructuring and other charges and related activity in 2003 and 2002 (in thousands):

	Balance at		Other		Balance at
	January 1,	Cash	Non-Cash		December 31,
	2003	Outlays	Changes		2003(1)
Severance and related costs	$4,696	$(3,816)	$(774	)(2)	$106
Lease termination costs	1,827	(1,585)	100	(3)	342
Other restructuring costs	1,852	(1,512)	205	(4)	545

	$8,375	$(6,913)	$(469)		$993

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets, except $0.1 million of severance and related costs which is included in “Accrued employee compensation and benefits.”

(2)	During 2003, the Company reversed $0.8 million of the severance accrual related to the final termination settlement for the closure of two of its European customer contact management centers and one European fulfillment center.

(3)	During 2003, the Company recorded $0.1 million in additional lease termination costs primarily related to the final settlement of the lease for one of its European customer contact management centers.

(4)	During 2003, the Company recorded $0.3 million in additional site closure costs related to one of its European customer contact management centers offset by $0.1 million for the reversal of the remaining site closure costs for its Galashiels, Scotland print facility and its Scottsbluff, Nebraska facility, which were both sold in 2003.

	Balance at			Other	Balance at
	January 1,	2002	Cash	Non-Cash	December 31,
	2002	Charges	Outlays	Changes	2002(1)
Severance and related costs	$—	$5,012	$(316)	$—	$4,696
Lease termination costs	—	1,827	—	—	1,827
Write-down of property, equipment, and capitalized costs	—	12,017		(12,017)	—
Other restructuring costs	—	1,958	(106)	—	1,852

	$—	$20,814	$(422)	$(12,017)	$8,375

(1)	Included in “Other accured expenses and current liabilities” in the accompanying Consolidated Balance Sheets, except $4.2 million of severance and related costs which is included in “Accrued employee compensation and benefits.”

2001 Charges

     In December 2001, in response to the economic slowdown and increasing demand for the Company’s offshore capabilities, the Company approved a cost reduction plan designed to improve efficiencies in its core business. As a result of the Company’s cost reduction plan, the Company recorded $16.1 million in restructuring, other and impairment charges during the fourth quarter of 2001. This included $14.6 million in charges related to the closure and consolidation of two U.S. customer contact management centers, two U.S. technical staffing offices, one European fulfillment center; the elimination of redundant property, leasehold improvements and equipment; lease termination costs associated with vacated properties and equipment and severance and related costs. In connection with the fourth quarter 2001 restructuring, the Company reduced the number of employees by 230 during the first quarter of 2002. The restructuring charge also included $1.4 million for future lease obligations related to closed facilities. In connection with this restructuring, the Company also recorded a $1.5 million impairment charge related to the write-off of certain nonperforming assets, including software and equipment no longer used by the Company.

     The following tables summarize the 2001 plan accrued liability for restructuring and other charges and related activity in 2003, 2002 and 2001 (in thousands):

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	December 31,
	2003	Outlays	Changes(1)	2003
Severance and related costs	$153	$(153)	$—	$—
Lease termination costs	161	(121)	(40)	—
Other restructuring costs	32	(15)	(17)	—

Total	$346	$(289)	$(57)	$—

(1)	During 2003, the Company reversed accurals related to the final settlement of lease termination and other costs.

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	December 31,
	2002	Outlays	Changes	2002(1)
Severance and related costs	$1,423	$(1,270)	$—	$153
Lease termination costs	1,355	(1,397)	203 (2)	161
Write-down of property, equipment, and capitalized costs	3,220	—	(3,220)	—
Other restructuring costs	292	(260)	—	32

Total	$6,290	$(2,927)	$(3,017)	$346

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets, except severance and related costs which is included in “Accrued employee compensation and benefits.”

(2)	During 2002, the Company recorded $0.2 million in additional lease termination costs related to one of the European customer contact management centers.

	Balance at			Other	Balance at
	January 1,	2001	Cash	Non-Cash	December 31,
	2001	Charges	Outlays	Changes	2001
Severance and related costs	$—	$1,456	$(33)	$—	$1,423
Lease termination costs	—	1,426	(71)	—	1,355
Write-down of property, equipment, and capitalized costs	—	8,826	—	(5,606)	3,220
Write-down of intangible assets	—	2,600	—	(2,600)	—
Other restructuring costs	—	292	—	—	292

	—	14,600	(104)	(8,206)	6,290
Impairment of software and equipment	—	1,480	—	(1,480)	—

Total	$—	$16,080	$(104)	$(9,686)	$6,290

2000 Charges

     The Company recorded restructuring and other charges during the second and fourth quarters of 2000 approximating $30.5 million. The second quarter restructuring and other charges approximating $9.6 million resulted from the Company’s consolidation of several European and one U.S. fulfillment center and the closing or consolidation of six technical staffing offices. Included in the second quarter 2000 restructuring and other charges was a $3.5 million lease termination payment to the Company’s Chairman (and majority shareholder) related to the termination of a ten-year operating lease agreement for the corporate aircraft. As a result of the second quarter 2000 restructuring, the Company reduced the number of employees by 157 during 2000 and satisfied the remaining lease obligations related to the closed facilities during 2001.

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

     The following tables summarize the 2000 plan accrued liability for restructuring and other charges and related activity in 2003, 2002, 2001 and 2000 (in thousands):

	Balance at		Other		Balance at
	January 1,	Cash	Non-Cash		December 31,
	2003	Outlays	Changes		2003(1)
Severance and related costs	$1,053	$(465)	$—		$588
Lease termination costs	120	—	(120	)(2)	—

Total	$1,173	$(465)	$(120)		$588

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	December 31,
	2002	Outlays	Changes	2002(1)
Severance and related costs	$1,485	$(646)	$214 (3)	$1,053
Lease termination costs	143	(23)	—	120

Total	$1,628	$(669)	$214	$1,173

	Balance at		Other		Balance at
	January 1,	Cash	Non-Cash		December 31,
	2001	Outlays	Changes		2001
Severance and related costs	$3,062	$(1,288)	$(289	)(4)	$1,485
Lease termination costs	1,288	(1,145)	—		143
Other restructuring costs	718	(718)	—		—

Total	$5,068	$(3,151)	$(289)		$1,628

	Balance at			Other	Balance at
	January 1,	2000	Cash	Non-Cash	December 31,
	2000	Charges	Outlays	Changes	2000
Severance and related costs	$—	$3,974	$(912)	$—	$3,062
Lease termination costs	—	5,404	(4,116)	—	1,288
Write-down of property and equipment	—	14,191	—	(14,191)	—
Write-down of intangible assets	—	6,086	—	(6,086)	—
Other restructuring costs	—	813	(95)	—	718

Total	$—	$30,468	$(5,123)	$(20,277)	$5,068

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets, except for severance and related costs which is included in “Accrued employee compensation and benefits.”

(2)	During 2003, the Company reversed accruals related to the final settlement of lease termination costs.

(3)	During 2002, the Company recorded $0.2 million in additional severance and related costs primarily due to delays in closing its U.S. fulfillment center, which increased the cash outlay requirements for severance.

(4)	During 2001, the Company reduced the original severance accrual by $0.3 million for severance payments due to the Company’s former president.

Note 13. Earnings Per Share

     Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options using the treasury stock method. For the years ended December 31, 2003, 2002 and 2001, options to purchase shares of common stock of 2.9 million, 3.2 million and 2.9 million, respectively, at various prices were antidilutive and were excluded from the calculation of diluted earnings per share.

     The number of shares used in the earnings per share computation are as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Basic:
Weighted average common shares outstanding	40,300	40,405	40,183
Diluted:
Dilutive effect of stock options	141	—	285

Total weighted average diluted shares outstanding	40,441	40,405	40,468

     On August 5, 2002, the Company’s Board of Directors authorized the purchase of up to an additional three million shares of its outstanding common stock. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors such as, including but not limited to, the stock price and general market conditions. As of December 31, 2003, the Company had repurchased 458 thousand common shares under the 2002 repurchase program at prices ranging between $3.11 to $9.55 per share for a total cost of $3.1 million.

Note 14. Commitments and Contingencies

     The Company leases certain equipment and buildings under operating leases having original terms ranging from one to twenty-two years. The building leases contain up to two five-year renewal options. Rental expense under operating leases for the years ended December 31, 2003, 2002 and 2001 was approximately $13.4 million, $13.7 million, and $12.1 million, respectively.

     The following is a schedule of future minimum rental payments under operating leases having a remaining non-cancelable term in excess of one year subsequent to December 31, 2003 (in thousands):

Total
Year	Amount
2004	$17,738
2005	14,107
2006	8,717
2007	6,670
2008	6,120
Thereafter	57,167

Total minimum payments required	$110,519

     A lease agreement, relating to the Company’s customer contact management center in Ireland, contains a cancellation clause which requires the Company, in the event of cancellation, to restore the facility to its original state at an estimated cost of $0.6 million as of December 31, 2003 and pay a cancellation fee of $0.5 million, which approximates the annual rental payments under the lease agreement. In addition, under certain circumstances (including cancellation of the lease and cessation of the center’s operations in the facility), the Company is contingently liable until June 16, 2005 to repay any proceeds received in association with the facility’s grant agreement. As of December 31, 2003, the grant proceeds subject to repayment approximated $1.0 million. As of December 31, 2003, the Company had no plans to cancel this lease agreement.

     The Company enters into agreements with third-party vendors in the ordinary course of business whereby the Company commits to purchase goods and services used in its normal operations. These agreements, which are not cancelable, generally range from one to five year periods and contain fixed or minimum annual commitments. Certain of these agreements allow for renegotiation of the minimum annual commitments based on certain conditions.

     The following is a schedule of future minimum purchases remaining under the agreements as of December 31, 2003 (in thousands):

Total
Year	Amount
2004	$14,860
2005	14,212
2006	12,501

Total minimum payments required	$41,573

     From time to time, during the normal course of business, the Company may make certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include: (i) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct of the Company and (ii) indemnities involving the accuracy of representations and warranties of the Company in certain contracts. In addition, the Company has agreements whereby it will indemnify certain officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer insurance coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company believes the applicable insurance coverage is generally adequate to cover any estimated potential liability under these indemnification agreements. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and other guarantees in the accompanying Consolidated Balance Sheets.

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

Note 15. Employee Benefit Plan

     The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matched 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company contribution was $0.8 million including $0.2 million to reimburse the 401(k) plan for commissions previously paid to a member of the Company’s Board of Directors as discussed in Note 18, $0.8 million and $1.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 16. Stock Options

     The Company maintains various stock option plans for its employees. Options to employees are granted at not less than fair market value on the date of the grant and generally vest over one to four years. All options granted to employees under the Company’s stock option plans expire if not exercised by the tenth anniversary of their grant date.

     The Company also maintains a stock option plan that provides the automatic grant of non-qualified stock options to members of the Board of Directors who are not employees of the Company. Under the plan, each new non-employee director is granted an option to purchase 25 thousand shares of common stock upon his or her election to the Board. Each continuing non-employee director is granted an option to purchase an additional 10 thousand shares of common stock on the day after each annual shareholders’ meeting. All of the options have an exercise price equal to the fair market value on the date of grant, and become exercisable ratably over three years. All options granted to non-employee directors expire if not exercised by the tenth anniversary of their grant date.

     At December 31, 2003, there were 7.0 million shares of common stock reserved for issuance under all of the Company’s stock option plans. For all plans, options of 2.4 million, 2.3 million, and 1.6 million were exercisable at December 31, 2003, 2002 and 2001 with a weighted average exercise price of $11.50, $11.39 and $14.70, respectively. There were 4.5 million, 4.4 million and 6.6 million shares available for grant under the plans at December 31, 2003, 2002, and 2001, respectively.

     The following table summarizes stock option activity for each of the three years ended December 31:

		Weighted
		Average
	Shares	Exercise
	(In thousands)	Price
Outstanding at January 1, 2001	3,474	$16.25
Granted	496	$7.67
Exercised	(116)	$4.05
Expired or terminated	(1,114)	$18.38

Outstanding at December 31, 2001	2,740	$14.35
Granted	2,052	$8.76
Exercised	(124)	$4.15
Expired or terminated	(1,168)	$17.57

Outstanding at December 31, 2002	3,500	$10.39
Granted	163	$5.80
Exercised	(195)	$4.23
Expired or terminated	(307)	$10.40

Outstanding at December 31, 2003	3,161	$10.54

     The following table further summarizes significant ranges of outstanding and exercisable options at December 31, 2003:

	Number	Weighted	Weighted	Number	Weighted
	Outstanding at	Average	Average	Exercisable at	Average
Range of	Dec. 31, 2003	Remaining	Exercise	Dec. 31, 2003	Exercise
Exercise Prices	(In thousands)	Life (Years)	Price	(In thousands)	Price
under $4.00	86	8.9	$3.20	21	$3.16
$4.01 to $6.00	497	7.7	$4.92	305	$4.75
$6.01 to $9.00	378	8.0	$8.47	82	$8.44
$9.01 to $13.00	1,643	8.0	$9.32	1,427	$9.25
$13.01 to $19.00	236	6.1	$16.39	236	$16.39
$19.01 to $28.00	246	4.3	$24.04	246	$24.04
over $28.00	75	5.1	$30.76	75	$30.76

Total	3,161	7.5	$10.54	2,392	$11.50

     Employee Stock Purchase Plan — The Company’s Employee Stock Purchase Plan (the “ESPP”), which qualifies under Section 423 of the Internal Revenue Code of 1986, allowed eligible employees to purchase the Company’s common stock through payroll deductions at 87.5% of the market price on the last day of the offering period, subject to certain maximum limitations. Effective June 30, 2003, the Company’s Board of Directors decided to terminate the ESPP due to limited employee participation and costs associated with administrating it. Accordingly, the remaining 0.8 million shares of the Company’s common stock previously reserved are no longer available for future issuance under the ESPP as of June 30, 2003, the termination date.

     The weighted average fair value share price of the purchase rights granted under the ESPP during the years ended December 31, 2003 (before the termination date), 2002 and 2001 were $3.80, $5.35 and $6.34, respectively. For the years ended December 31, 2003, 2002 and 2001, 0.03 million, 0.07 million and 0.06 million, respectively, of such shares were purchased by eligible employees.

Note 17. Segments and Geographic Information

     The Company operates within two regions, the “Americas” and “EMEA” which represented 66.9% and 33.1%, respectively, of consolidated revenues for 2003. The Americas and EMEA regions represented 66.1% and 33.9%, respectively, of consolidated revenues for 2002, and 66.1% and 33.9%, respectively, of consolidated revenues for 2001. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The Company aligned its business into these two segments to more effectively manage the business and support the customer care needs of every client and to respond to the changing demands of the Company’s global customers and the implementation of the customer centric model.

The customer centric model reflects the philosophy throughout the organization and was formally implemented in connection with the Company’s continued efforts to concentrate resources on its core competencies and focus on the needs of its clients. In the first quarter of 2003, the Company began to evaluate the performance of its reportable segments before allocation of corporate resources, primarily its corporate headquarters costs. Accordingly, effective January 1, 2003, these costs are no longer included in the income (loss) from operations for each of the reportable segments. The reportable segments consist of (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service) and technical staffing and (2) EMEA, which includes Europe, the Middle East and Africa, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service) and fulfillment services. The sites within Latin America, India and the Asia Pacific Rim are included in the Americas region given the nature of the business and client profile, which is primarily made up of U.S. based companies that are using the Company’s services in these locations to support their customer contact management needs.

     Information about the Company’s reportable segments for the years ended December 31, 2003, 2002 and 2001, as revised to reflect the change in segments to exclude corporate resources no longer allocated to the segments, is as follows

					Consolidated
	Americas		EMEA	Other(1)	Total
For the Year Ended December 31, 2003:
Revenues	$321,195		$159,164		$480,359
Depreciation and amortization	21,184		8,941		30,125
Income (loss) from operations before reversal of restructuring and other charges	$31,636		$2,468	$(23,382)	$10,722
Reversal of restructuring and other charges				646	646

Income from operations					11,368
Other income				2,588	2,588
Provision for income taxes				(4,651)	(4,651)

Net income					$9,305

For the Year Ended December 31, 2002:
Revenues	$299,185		$153,552		$452,737
Depreciation and amortization	23,145		11,193		34,338
Income (loss) from operations before restructuring and other charges and impairment of long-lived assets	$29,627		$2,401	$(21,034)	$10,994
Restructuring and other charges				(20,814)	(20,814)
Impairment of long-lived assets				(1,475)	(1,475)

Loss from operations					(11,295)
Other expense				(13,151)	(13,151)
Benefit for income taxes				5,815	5,815

Net loss					$(18,631)

For the Year Ended December 31, 2001:
Revenues	$328,207	(2)	$168,515		$496,722
Depreciation and amortization	26,337		8,600		34,937
Income (loss) from operations before restructuring and other charges and impairment of long-lived assets	$41,189	(2)	$8,204	$(33,673)	$15,720
Restructuring and other charges				(14,600)	(14,600)
Impairment of long-lived assets				(1,480)	(1,480)

Loss from operations					(360)
Other income				546	546
Benefit for income taxes				223	223

Net income					$409

(1)	Other items (including corporate costs, restructuring and impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three years ended December 31, 2003. The accounting policies of the reportable segments are the same as those described in Note 1, Summary of Accounting Policies, to the accompanying consolidated financial statements. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

(2)	The Americas’ revenue includes $0.7 million for the year ended December 31, 2001 from U.S. fulfillment, a business which the Company exited in connection with the fourth quarter 2000 restructuring. The Company continues to operate its European fulfillment business. Additionally, income (loss) from operations includes income of $0.1 million for the year ended December 2001 from U.S. fulfillment.

     The Americas’ revenues included $81.2 million, or 16.9% of consolidated revenues for the year ended December 31, 2003, from a leading systems integrator (“Systems Integrator”) that represents a major provider of communication services to whom the Company provides various outsourced customer contact management services. Effective May 1, 2003, the Company entered into a subcontractor services agreement (the “Agreement”) with the Systems Integrator following the execution of a primary services agreement between the major provider of communication services and the Systems Integrator. The revenues for comparable periods as it relates to this relationship were $71.6 million, or 15.8% of consolidated revenues, and $58.5 million, or 11.8% of consolidated revenues, for the years ended December 31, 2002 and 2001, respectively. Under the terms of this three-year Agreement, which contains penalty provisions for failure to meet minimum service levels and is cancelable with 6 months written notice, the Company will continue to provide the products and services necessary to support and assist the Systems Integrator in the management and performance of its primary services agreement.

     In addition, revenues include $58.5 million, or 12.2% of consolidated revenues, $54.6 million, or 12.1% of consolidated revenues, and $46.2 million, or 9.3% of consolidated revenues, for the years ended December 31, 2003, 2002 and 2001, respectively, from a leading software and services provider. This includes $58.0 million, $52.3 million and $43.8 million in revenue from the Americas for the years ended December 31, 2003, 2002 and 2001, respectively, and $0.5 million, $2.3 million and $2.4 million in revenue from EMEA for the years ended December 31, 2003, 2002 and 2001, respectively.

     Information about the Company’s operations by geographic location is as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Revenues(1):
United States	$173,984	$197,914	$250,285
Canada	66,147	57,297	51,229
Costa Rica	28,017	19,992	11,131
Philippines	45,550	21,534	14,606
Other	7,497	2,448	956

Total Americas	321,195	299,185	328,207

Germany	59,706	57,191	68,856
United Kingdom	40,500	48,976	57,690
Sweden	23,814	24,682	19,927
The Netherlands	10,683	9,089	14,928
Hungary	7,469	4,340	2,393
Other	16,992	9,274	4,721

Total EMEA	159,164	153,552	168,515

Total	$480,359	$452,737	$496,722

Long-lived assets(2):
United States	$56,172	$71,667	$100,125
Canada	10,340	8,831	9,791
Costa Rica	6,813	3,966	3,361
Philippines	13,181	4,857	1,975
Other	4,776	1,716	473

Total Americas	91,282	91,037	115,725

Germany	6,119	6,604	7,572
United Kingdom	7,767	9,537	15,553
Sweden	1,112	1,428	1,606
The Netherlands	602	1,671	2,861
Hungary	2,310	1,039	486
Other	3,087	3,136	1,564

Total EMEA	20,997	23,415	29,642

Total	$112,279	$114,452	$145,367

(1)	Revenues are attributed to countries based on location of customer, except for Costa Rica, Philippines, China and India which is primarily based on customers located in the U.S.
(2)	Long-lived assets include property and equipment, net and goodwill, net.

     Revenues for the Company’s products and services are as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Technical support and customer service and fulfillment	$465,678	$428,081	$460,142
Technical staffing and consultative professional services	14,681	24,656	36,580

Total	$480,359	$452,737	$496,722

Note 18. Related Party Transactions

     The Company paid the Chairman (and majority shareholder) $0.6 million, $0.6 million and $0.8 million for the use of his private jet in 2003, 2002 and 2001, respectively, which is based on two times fuel costs and actual costs incurred for each trip.

     The Board of Directors determined that a note receivable of $0.4 million due from the Company’s Chairman (and majority shareholder) was a corporate expense to be forgiven and charged against income for the year ended December 31, 2001.

     During 2001, we terminated an arrangement with a company, in which the Chairman (and majority shareholder) has an 80% equity interest. For the year ended December 31, 2001, we paid this company $0.5 million for management and site development services.

     A member of the Board of Directors of the Company received broker commissions from the Company’s 401(k) investment firm of $0.05 million and $0.03 million for the years ended December 31, 2002 and 2001, respectively, and insurance commissions for the placement of the Company’s various corporate insurance programs of approximately $0.1 million for each of the two years ended December 31, 2002 and 2001, respectively. This arrangement was terminated in 2002. During 2003, the Company determined that the payment of broker commissions was a prohibited transaction under Federal regulations. As a result, during 2003, the Company reimbursed the 401(k) plan $0.2 million for previously paid broker commissions and will pay a penalty to the U.S. government of approximately $0.1 million.

Schedule II — Valuation and Qualifying Accounts

Years ended December 31, 2003, 2002 and 2001

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
(In thousands)	of Period	Expenses	Deductions(1)	Period
Allowance for doubtful accounts:
Year ended December 31, 2003	$5,102	$441	$1,301	$4,242
Year ended December 31, 2002	4,183	1,472	553	5,102
Year ended December 31, 2001	7,260	2,575	5,652	4,183

Valuation allowance for net deferred tax assets:
Year ended December 31, 2003	$19,914	$10,668	$—	$30,582
Year ended December 31, 2002	15,302	4,612	—	19,914
Year ended December 31, 2001	3,982	11,320	—	15,302

(1)	Write-offs and recoveries.