Form 10-Q
period 2004-03-31
SYKES ENTERPRISES INC
filed 2004-05-05
CIK 1010612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

________________________________________________to__________________________________________

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

As of May 3, 2004, there were 40,153,410 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

INDEX

Page
No.
Part I. Financial Information
Item 1. Financial Statements and Independent Accountants’ Report
Condensed Consolidated Balance Sheets March 31, 2004 and December 31, 2003 (Unaudited)	3
Condensed Consolidated Statements of Operations Three months ended March 31, 2004 and 2003 (Unaudited)	4
Condensed Consolidated Statements of Changes in Shareholders’ Equity Three months ended March 31, 2003, nine months ended December 31, 2003 and three months ended March 31, 2004 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows Three months ended March 31, 2004 and 2003 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Independent Accountants’ Report	16
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25
Part II. Other Information
Item 1. Legal Proceedings	26
Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities	26
Item 6. Exhibits and Reports on Form 8-K	26
Signature	28
Certificate of Amendment of Bylaws
Letter regarding unaudited financial information
302 Certification of the CEO
302 Certification of the CFO
906 Certification of the CEO
906 Certification of the CFO

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements and Independent Accountants’ Report.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except per share data)

	March 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$84,114	$92,085
Receivables, net	85,252	82,415
Prepaid expenses and other current assets	13,580	11,813

Total current assets	182,946	186,313
Property and equipment, net	106,247	107,194
Goodwill, net	5,064	5,085
Deferred charges and other assets	21,732	19,583

	$315,989	$318,175

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$69	$87
Accounts payable	16,631	17,706
Accrued employee compensation and benefits	31,943	30,869
Income taxes payable	4,831	4,921
Other accrued expenses and current liabilities	14,306	14,226

Total current liabilities	67,780	67,809
Deferred grants	25,359	27,369
Deferred revenue	22,157	19,835
Other long-term liabilities	2,219	2,330

Total liabilities	117,515	117,343

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 43,793 and 43,771 shares issued	438	438
Additional paid-in capital	163,655	163,511
Retained earnings	81,757	81,513
Accumulated other comprehensive loss	(2,380)	(208)

	243,470	245,254
Treasury stock at cost; 3,638 shares and 3,557 shares	(44,996)	(44,422)

Total shareholders’ equity	198,474	200,832

	$315,989	$318,175

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2004 and March 31, 2003
(Unaudited)

(in thousands, except per share data)	2004	2003
Revenues	$121,043	$117,286

Operating expenses:
Direct salaries and related costs	83,389	77,356
General and administrative	41,276	39,907
Net (gain) loss on disposal of property and equipment	(2,741)	68

Total operating expenses	121,924	117,331

Loss from operations	(881)	(45)

Other income:
Interest, net	396	285
Other	813	45

Total other income	1,209	330

Income before provision for income taxes	328	285
Provision for income taxes	84	97

Net income	$244	$188

Net income per share:
Basic	$0.01	$0.00

Diluted	$0.01	$0.00

Weighted average shares:
Basic	40,216	40,368

Diluted	40,388	40,371

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended March 31, 2003, Nine Months Ended December 31, 2003 and
Three Months Ended March 31, 2004
(Unaudited)

					Accumulated
	Common	Common	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2003	43,491	$435	$162,117	$72,208	$(11,101)	$(41,314)	$182,345
Issuance of common stock	25	—	56	—	—	—	56
Purchase of treasury stock	—	—	—	—	—	(317)	(317)
Comprehensive income	—	—	—	188	1,376	—	1,564

Balance at March 31, 2003	43,516	435	162,173	72,396	(9,725)	(41,631)	183,648
Issuance of common stock	255	3	1,110	—	—	—	1,113
Purchase of treasury stock	—	—	—	—	—	(2,791)	(2,791)
Tax benefit from exercise of stock options	—	—	228	—	—	—	228
Comprehensive income	—	—	—	9,117	9,517	—	18,634

Balance at December 31, 2003	43,771	438	163,511	81,513	(208)	(44,422)	200,832
Issuance of common stock	22	—	144	—	—		144
Purchase of treasury stock	—	—	—	—	—	(574)	(574)
Comprehensive income (loss)	—	—	—	244	(2,172)	—	(1,928)

Balance at March 31, 2004	43,793	$438	$163,655	$81,757	$(2,380)	$(44,996)	$198,474

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2004 and March 31, 2003
(Unaudited)

(in thousands)	2004	2003

Cash flows from operating activities:
Net income	$244	$188
Depreciation and amortization	7,901	8,862
Deferred income tax (benefit) provision	(2,060)	433
Net (gain) loss on disposal of property and equipment	(2,741)	68
Termination costs associated with exit activities	763	—
Bad debt (recoveries) expense	(24)	83
Changes in assets and liabilities:
Receivables	(3,616)	(16,924)
Prepaid expenses and other current assets	(1,798)	(2,694)
Deferred charges and other assets	(89)	180
Accounts payable	(1,028)	(1,171)
Income taxes receivable/payable	322	(3,695)
Accrued employee compensation and benefits	1,340	729
Other accrued expenses and current liabilities	(530)	26
Deferred revenue	2,446	(934)
Other long-term liabilities	(348)	2

Net cash provided by (used for) operating activities	782	(14,847)

Cash flows from investing activities:
Capital expenditures	(10,757)	(3,532)
Proceeds from sale of facilities	4,052	—
Proceeds from sale of property and equipment	18	14

Net cash used for investing activities	(6,687)	(3,518)

Cash flows from financing activities:
Paydowns under revolving line of credit agreements	—	(1,600)
Borrowings under revolving line of credit agreements	—	1,600
Payments of long-term debt	(17)	(11)
Proceeds from issuance of stock	144	56
Purchase of treasury stock	(574)	(317)

Net cash used for financing activities	(447)	(272)

Effects of exchange rates on cash	(1,619)	1,268

Net decrease in cash and cash equivalents	(7,971)	(17,369)
Cash and cash equivalents – beginning	92,085	79,480

Cash and cash equivalents – ending	$84,114	$62,111

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$37	$142
Income taxes	$2,107	$3,232

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes To Condensed Consolidated Financial Statements
Three months ended March 31, 2004 and March 31, 2003
(Unaudited)

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

Note 1 – Basis of Presentation, Stock-Based Compensation, Property and Equipment, Foreign Currency Translation, Recent Accounting Pronouncements and Reclassifications

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In addition, certain reclassifications have been made for consistent presentation. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission (“SEC”).

Stock-Based Compensation - The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, "Accounting for Stock-Based Compensation.” Under SFAS No. 123, companies have the option to measure compensation costs for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, compensation expense is generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. Since employee stock options are granted on this basis and the Company has chosen to use the intrinsic value method, no compensation expense is recognized for stock option grants.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Three months ended March 31, 2004 and March 31, 2003
(Unaudited)

Note 1 – Basis of Presentation, Stock-Based Compensation, Property and Equipment, Foreign Currency Translation, Recent Accounting Pronouncements and Reclassifications - (continued)

Stock-Based Compensation (continued)

If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts as follows (in thousands except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Net Income (Loss):
Net income as reported	$244	$188
Pro forma compensation expense, net of tax	(252)	(644)

Pro forma net loss	$(8)	$(456)

Net Income (Loss) Per Share:
Basic, as reported	$0.01	$(0.00)
Basic, pro forma	$0.00	$(0.01)

Diluted, as reported	$0.01	$(0.00)
Diluted, pro forma	$0.00	$(0.01)

The pro forma amounts were determined using the Black-Scholes valuation model with the following key assumptions: (i) a discount rate of 2.0% for 2003 (no options were issued in 2004); (ii) a volatility factor of 83.91% for 2003 based upon the average trading price of the Company’s common stock since it began trading on the NASDAQ National Market; (iii) no dividend yield; and (iv) an average expected option life of three years in 2003.

Property and Equipment - The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets.

Currently, the Company has closed several customer contact management centers and expects it may close additional centers in 2004 as a result of the client migration of call volumes from the U.S. to the Company’s offshore operations ( Latin America, India and the Asia Pacific Rim) and the overall reduction in customer call volumes in the United States and Europe. As of March 31, 2004, the Company determined that its property and equipment, including those at the previously referenced customer contact management centers, were not impaired. Additionally, there were no assets that met the criteria to be classified as held for sale as of March 31, 2004. Property and equipment is classified as held for sale in the period in which management commits to a plan to sell the asset, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Three months ended March 31, 2004 and March 31, 2003
(Unaudited)

Note 1 - Basis of Presentation, Stock-Based Compensation, Property and Equipment, Foreign Currency Translation, Recent Accounting Pronouncements and Reclassifications - (continued)

Property and Equipment (continued)

actions required to complete the plan to sell the asset have been initiated, the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, it is probable that the asset will be sold in a reasonable period of time, and it is unlikely that significant changes to the plan to sell the asset will be made or that the plan will be withdrawn.

On January 15, 2004, the Company sold the land, building and its contents related to its Klamath Falls, Oregon facility for $4.0 million in cash, resulting in a net pre-tax gain of $2.7 million in the first quarter of 2004. The net book value of the facilities of $2.3 million was offset by the related deferred grants of $1.0 million. On March 31, 2004, the Company sold a parcel of land at its Pikeville, Kentucky facility for $0.2 million in cash, resulting in a net pre-tax gain of $0.1 million in the first quarter of 2004. The net pre-tax gain on the sale of the Klamath facility of $2.7 million and the net pre-tax gain on the sale of the land at the Pikeville facility of $0.1 million are included in “Net gain (loss) on disposal of property and equipment” in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2004.

Foreign Currency Translation - The assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is other than the U.S. Dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income, but is included in accumulated other comprehensive income (loss), which is reflected as a separate component of shareholders’ equity. Foreign currency transactional gains and losses are included in determining net income. Such gains and losses are included in other income (expense) in the accompanying Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements - In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft proposing to amend SFAS No. 123 and SFAS No. 95, “Statement of Cash Flows” which provide the current guidance on accounting for stock options and related items. The proposed standard would eliminate the choice of accounting for such transactions under APB No. 25 and instead generally require that share-based payments be accounted for using a fair-value based method beginning in 2005. The Company is currently evaluating the impact of this proposed standard on its financial condition, results of operations, and cash flows.

Reclassifications – Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

Note 2 – Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes rules for the reporting of comprehensive income and its components. Total comprehensive (loss) income was $(1.9) million and $1.6 million the three months ended March 31, 2004 and 2003, respectively.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Three months ended March 31, 2004 and March 31, 2003
(Unaudited)

Note 3 – Termination Costs Associated with Exit Activities

During the first quarter of 2004, the Company determined to reduce costs by consolidating two European customer contact management centers in Germany. The Company anticipates the closure of these facilities will be completed by the end of the second quarter of 2004. In connection with these closures, the Company plans to terminate approximately 240 employees, who will receive, as a termination benefit, cash payments totaling $1.6 million. The estimated liability based on the fair value as of the termination date of $1.6 million is accrued over the remaining service period of these employees. As of March 31, 2004, the liability recognized for these termination costs of $0.8 million is included in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheet. There were no significant payments made during the three months ended March 31, 2004. Termination costs of $0.8 million are included in “Direct salaries and related costs” in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2004.

Note 4 – Restructuring and Other Charges

2002 Charges

In October 2002, the Company approved a restructuring plan to close and consolidate two U.S. and three European customer contact management centers, to reduce capacity within the European fulfillment operations and to write-off certain specialized e-commerce assets primarily in response to the October 2002 notification of the contractual expiration of two technology client programs in March 2003 with approximate annual revenues of $25.0 million. The restructuring plan was designed to reduce costs and bring the Company’s infrastructure in-line with the current business environment. Related to these actions, the Company recorded restructuring and other charges in the fourth quarter of 2002 of $20.8 million primarily for the write-off of certain assets, lease termination and severance costs. In connection with the 2002 restructuring, the Company reduced the number of employees by 470 during 2002 and by 330 during 2003. The plan was substantially completed by the end of 2003.

In connection with the contractual expiration of the two technology client contracts previously reported, the Company also recorded additional depreciation expense of $1.2 million in the fourth quarter of 2002 and $1.3 million in the first quarter of 2003 primarily related to a specialized technology platform which is no longer utilized upon the expiration of the contracts in March 2003.

The following tables summarize the 2002 plan accrued liability for restructuring and other charges and related activity in 2004 and 2003 (in thousands):

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	March 31,
Three Months ended March 31, 2004:	2004	Outlays	Changes	2004(1)
Severance and related costs	$106	$—	$—	$106
Lease termination costs	342	(99)	—	243
Other restructuring costs	545	(120)	—	425

Total	$993	$(219)	$—	$774

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	March 31,
Three Months ended March 31, 2003:	2003	Outlays	Changes	2003
Severance and related costs	$4,696	$(1,270)	$—	$3,426
Lease termination costs	1,827	(167)	—	1,660
Other restructuring costs	1,852	(730)	—	1,122

Total	$8,375	$(2,167)	$—	$6,208

(1) Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet, except $0.1 million of severance and related costs which is included in “Accrued employee compensation and benefits”.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Three months ended March 31, 2003 and March 31, 2002
(Unaudited)

Note 4 – Restructuring and Other Charges (continued)

2001 Charges

In December 2001, in response to the economic slowdown and increasing demand for the Company’s offshore capabilities, the Company approved a cost reduction plan designed to improve efficiencies in its core business. As a result of the Company’s cost reduction plan, the Company recorded $16.1 million in restructuring, other and impairment charges during the fourth quarter of 2001. This included $14.6 million in charges related to the closure and consolidation of two U.S. customer contact management centers, two U.S. technical staffing offices, one European fulfillment center; the elimination of redundant property, leasehold improvements and equipment; lease termination costs associated with vacated properties and equipment; and severance and related costs. In connection with the fourth quarter 2001 restructuring, the Company reduced the number of employees by 230 during the first quarter of 2002. The restructuring charge also included $1.4 million for future lease obligations related to closed facilities. In connection with this restructuring, the Company also recorded a $1.5 million impairment charge related to the write-off of certain non-performing assets, including software and equipment no longer used by the Company. The plan was completed by the end of 2003.

The following table summarizes the 2001 plan accrued liability for restructuring and other charges and related activity in 2003 (none in the comparable 2004 period) (in thousands):

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	March 31,
Three Months ended March 31, 2003:	2003	Outlays	Changes	2003
Severance and related costs	$153	$(50)	$—	$103
Lease termination costs	161	(21)	—	140
Other restructuring costs	32	—	—	32

Total	$346	$(71)	$—	$275

2000 Charges

The Company recorded restructuring and other charges during the second and fourth quarters of 2000 approximating $30.5 million. The second quarter 2000 restructuring and other charges approximating $9.6 million resulted from the Company’s consolidation of several European and one U.S. fulfillment center and the closing or consolidation of six technical staffing offices. Included in the second quarter 2000 restructuring and other charges was a $3.5 million lease termination payment to the Company’s Chairman (and majority shareholder) related to the termination of a ten-year operating lease agreement for the use of his private jet. As a result of the second quarter 2000 restructuring, the Company reduced the number of employees by 157 during 2000 and satisfied the remaining lease obligations related to the closed facilities during 2001.

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
Notes To Condensed Consolidated Financial Statements
Three months ended March 31, 2003 and March 31, 2002
(Unaudited)

Note 4 – Restructuring and Other Charges (continued)

2000 Charges (continued)

The following tables summarize the 2000 plan accrued liability for restructuring and other charges and related activity in 2004 and 2003 (in thousands):

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	March 31,
Three Months Ended March 31, 2004:	2004	Outlays	Changes	2004
Severance and related costs	$588	$(111)	$—	$477 (1)
Lease termination costs	—	—	—	—

Total	$588	$(111)	$—	$477

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	March 31,
Three Months ended March 31, 2003:	2003	Outlays	Changes	2003
Severance and related costs	$1,053	$(103)	$—	$950
Lease termination costs	120	—	—	120

Total	$1,173	$(103)	$—	$1,070

(1)	Included in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheet.

Note 5 – Borrowings

On March 15, 2004, the Company entered into a $50.0 million revolving credit facility with a group of lenders (the “Credit Facility”), subject to certain borrowing limitations. Pursuant to the terms of the Credit Facility, the amount of $50.0 million may be increased up to a maximum of $100.0 million with the prior written consent of the lenders. The $50.0 million Credit Facility includes a $10.0 million swingline subfacility, a $15.0 million letter of credit subfacility and a $40.0 million multi-currency subfacility.

The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including strategic acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at the Company’s option, at (a) the rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 2.25%. In addition, a commitment fee of up to 0.50% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2007, are secured by a pledge of 65% of the stock of each of the Company’s active direct foreign subsidiaries, or alternatively for any such subsidiary, a pledge of all indebtedness of such subsidiary (and its subsidiaries) to the Company. The Credit Facility prohibits the Company from incurring additional indebtedness, subject to certain specific exclusions. There were no outstanding balances on the Credit Facility as of March 31, 2004.

Note 6 – Income Taxes

The Company’s effective tax rate was 25.5% and 34.0% for the three months ended March 31, 2004 and 2003, respectively. The Company’s effective tax rate differs from the statutory federal income tax rate of 35.0% primarily due to the effects of permanent differences, state income taxes, foreign income tax rate differentials (including tax holiday jurisdictions) and requisite valuation allowances.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Three months ended March 31, 2004 and March 31, 2003
(Unaudited)

Note 6 – Income Taxes (continued)

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

Note 7 – Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options using the treasury stock method. For the three months ended March 31, 2004 and 2003, options to purchase shares of common stock of 2.5 million and 3.4 million, respectively, at various prices were antidilutive and were excluded from the calculation of diluted earnings per share.

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Basic:
Weighted average common shares outstanding	40,216	40,368
Diluted:
Dilutive effect of stock options	172	3

Total weighted average diluted shares outstanding	40,388	40,371

On August 5, 2002, the Company’s Board of Directors authorized the purchase of up to three million shares of its outstanding common stock. A total of 637 thousand shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the three months ended March 31, 2004, the Company had repurchased 82 thousand common shares under the 2002 repurchase program at prices ranging between $6.98 to $7.26 per share for a total cost of $0.6 million.

Note 8 – Segment Reporting and Major Clients

The Company operates within two regions, the “Americas” and “EMEA” which represented 62.2% and 37.8%, respectively, of the Company’s consolidated revenues for the three months ended March 31, 2004 and 65.5% and 34.5%, respectively, of the Company’s consolidated revenues for the comparable 2003 period. Each region

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Three months ended March 31, 2004 and March 31, 2003
(Unaudited)

Note 8 – Segment Reporting and Major Clients (continued)

represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The reportable segments consist of (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service) and technical staffing and (2) EMEA, which includes Europe, the Middle East and Africa, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service) and fulfillment services. The sites within Latin America, India and the Asia Pacific Rim are included in the Americas region given the nature of the business and client profile, which is primarily made up of U.S. based companies that are using the Company’s services in these locations to support their customer contact management needs.

Information about the Company’s reportable segments for the three months ended March 31, 2004 compared to the corresponding prior year period, is as follows (in thousands):

				Consolidated
	Americas	EMEA	Other (1)	Total
Three Months Ended March 31, 2004:
Revenues	$75,261	$45,782		$121,043
Depreciation and amortization	5,669	2,232		7,901

Income (loss) from operations	$3,373	$1,154	$(5,408)	$(881)
Other income			1,209	1,209
Provision for income taxes			84	84

Net income				$244

Three Months Ended March 31, 2003:
Revenues	$76,836	$40,450		$117,286
Depreciation and amortization	6,324	2,538		8,862

Income (loss) from operations	$5,401	$418	$(5,864)	$(45)
Other income			330	330
Provision for income taxes			97	97

Net income				$188

(1) Other items (including corporate costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three months ended March 31, 2004 and 2003. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2003. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Three months ended March 31, 2004 and March 31, 2003
(Unaudited)

Note 8 – Segment Reporting and Major Clients (continued)

The Americas’ revenues for the three months ended March 31, 2004 included $14.8 million, or 12.2% of consolidated revenues from a leading systems integrator (“Systems Integrator”) that represents a major provider of communication services to whom the Company provides various outsourced customer contact management services. Effective May 1, 2003, the Company entered into a subcontractor services agreement (the “Agreement”) with the Systems Integrator following the execution of a primary services agreement between the major provider of communication services and the Systems Integrator. Under the terms of the three-year Agreement signed in 2003, which contains penalty provisions for failure to meet minimum service levels and is cancelable with 6 months written notice, the Company will continue to provide the products and services necessary to support and assist the Systems Integrator in the management and performance of its primary services agreement. The revenues for the comparable 2003 period as it relates to this relationship were $19.6 million, or 16.7% of consolidated revenues.

In addition, revenues for the three months ended March 31, 2004 and 2003 include $11.5 million, or 9.5% of consolidated revenues, and $15.6 million, or 13.3% of consolidated revenues, respectively, from a leading software and services provider. This includes $11.5 million and $15.2 million in revenue from the Americas for the three months ended March 31, 2004 and 2003, respectively, and $0.4 million in revenue from EMEA for the three months ended March 31, 2003 (none in 2004).

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders
Sykes Enterprises, Incorporated

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of March 31, 2004, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2004 and 2003, of changes in shareholders’ equity for the three-month periods ended March 31, 2004 and 2003 and for the nine-month period ended December 31, 2003, and of cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
May 5, 2004

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and the consolidated financial statements and notes in the Sykes Enterprises, Incorporated (“Sykes,” “our”, “we” or “us”) Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the timing of significant orders for our products and services, (ii) variations in the terms and the elements of services offered under our standardized contract including those for future bundled service offerings, (iii) changes in applicable accounting principles or interpretations of such principles, (iv) difficulties or delays in implementing our bundled service offerings, (v) failure to achieve sales, marketing and other objectives, (vi) construction delays or higher than anticipated development costs in connection with new technical and customer contact management centers, (vii) delays in our ability to develop new products and services and market acceptance of new products and services, (viii) rapid technological change, (ix) loss, addition or fluctuation in business levels with significant clients, (x) political, economic and market risks inherent in conducting business abroad, (xi) currency fluctuations, (xii) fluctuations in business conditions and the economy, (xiii) our ability to attract and retain key management personnel, (xiv) our ability to continue the growth of our support service revenues through additional technical and customer contact management centers, (xv) our ability to further penetrate into vertically integrated markets, (xvi) our ability to expand our global presence through internal growth, strategic alliances and selective acquisitions, (xvii) our ability to continue to establish a competitive advantage through sophisticated technological capabilities, (xviii) the ultimate outcome of any lawsuits, (xix) our ability to recognize deferred revenue through delivery of products or satisfactory performance of services, (xx) our dependence on trend toward outsourcing, (xxi) risk of emergency interruption of technical and customer contact management center operations, (xxii) the existence of substantial competition, (xxiii) the early termination of contracts by clients and (xxiv) other important factors which are identified in our most recent Annual Report on Form 10-K, including factors identified under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended
	March 31,
	2004	2003
Revenues	$121,043	$117,286
Direct salaries and related costs	$83,389	$77,356
Percentage of revenues	68.9%	66.0%
General and administrative expenses	$41,276	$39,907
Percentage of revenues	34.1%	34.0%
Net (gain) loss on disposal of property and equipment	$(2,741)	$68
Percentage of revenues	(2.3%)	0.1%
Loss from operations	$(881)	$(45)
Percentage of revenues	(0.7%)	(0.1%)

The following table summarizes our revenues, for the periods indicated, by geographic region (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Americas	$75,261	$76,836
EMEA	45,782	40,450

Consolidated	$121,043	$117,286

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues

For the three months ended March 31, 2004, we recognized consolidated revenues of $121.0 million, an increase of $3.7 million, or 3.2%, from $117.3 million of consolidated revenues for the comparable 2003 period.

On a geographic segmentation, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 62.2%, or $75.2 million, for the three months ended March 31, 2004, compared to 65.5%, or $76.8 million, for the comparable 2003 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 37.8%, or $45.8 million, for the three months ended March 31, 2004, compared to 34.5%, or $40.5 million, for the comparable 2003 period.

The decrease in the Americas’ revenue of $1.6 million, or 2.1%, for the three months ended March 31, 2004, compared to the same period in 2003, reflected the continued client-driven migration of call volumes from the United States to our offshore operations including Latin America, India and the Asia Pacific Rim, the ramp down of a technology client late in the first quarter of 2003 and the overall reduction in U.S. customer call volumes primarily

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Revenues (continued)

attributable to two major U.S.-based clients exiting certain customer support programs in 2004. This decrease was partially offset by an increase in revenues from our offshore operations, which represented 23.6% of consolidated revenues for the three months ended March 31, 2004, compared to 13.2% for the comparable 2003 period. We expect this trend of generating more of our revenues from offshore operations to continue in 2004. We anticipate that as our offshore operations grow and become a larger percentage of revenues, the total revenue and revenue growth rate may decline since each offshore seat generates roughly half the revenue dollar equivalence of a seat in North America and Europe. While the average offshore revenue per seat is less, the operating margins generated offshore are generally comparable or higher than those in North America and Europe. However, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce in offshore markets.

The increase in EMEA’s revenue of $5.3 million, or 13.2%, for the three months ended March 31, 2004, compared to the same period in 2003, was primarily related to the strengthening Euro, which positively impacted revenues for the three months ended March 31, 2004 by approximately $6.5 million compared to the same period in 2003. Without this foreign currency benefit, EMEA’s revenues would have declined $1.2 million compared with last year due to the continued softness in customer call volumes and protracted sales cycles.

Direct Salaries and Related Costs

Direct salaries and related costs increased $6.0 million, or 7.8%, to $83.4 million for the three months ended March 31, 2004, from $77.4 million in the comparable 2003 period. As a percentage of revenues, direct salaries and related costs increased to 68.9% for the three months ended March 31, 2004, from 66.0% for the comparable 2003 period. This increase was primarily attributable to duplicative staffing and training costs associated with the offshore migration as we simultaneously ramp-down U.S. customer contact management centers, termination costs related to the consolidation of two European customer contact management centers and higher auto claim costs due to the severe Canada winter associated with our customer contact management program in Canada. We expect that we will continue to experience an increase in staffing and training costs in 2004 associated with this migration offshore. Although the strengthening Euro positively impacted revenues, it negatively impacted direct salaries and related costs for the three months ended March 31, 2004 by approximately $4.4 million compared to the same period in 2003.

General and Administrative

General and administrative expenses increased $1.4 million, or 3.5%, to $41.3 million for the three months ended March 31, 2004, from $39.9 million in the comparable 2003 period. As a percentage of revenues, general and administrative expenses increased to 34.1% for the three months ended March 31, 2004, from 34.0% for the comparable 2003 period. This increase was primarily attributable to higher lease costs, travel, training, utilities, maintenance costs associated with expansion of offshore facilities and higher compliance costs partially offset by additional depreciation expense of $1.0 million recognized in the first quarter of 2003 related to the expiration of two technology client contracts and lower insurance costs and technology related costs. We expect that we will continue to experience higher operating costs in 2004 associated with this migration offshore. Although the strengthening Euro positively impacted revenues, it negatively impacted general and administrative expenses for the three months ended March 31, 2004 by approximately $1.9 million compared to the same period in 2003.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Net (Gain) Loss on Disposal of Property and Equipment

The net gain on disposal of property and equipment of $2.7 million for the three months ended March 31, 2004 included a $2.7 million net gain on the sale of our Klamath Falls, Oregon facility and a $0.1 million net gain on the sale of a parcel of land at our Pikeville, Kentucky facility, offset by a $0.1 million loss on disposal of property and equipment. This compares to a $0.1 million loss on disposal of property and equipment for the comparable 2003 period.

Other Income and Expense

Other income was $1.2 million for the three months ended March 31, 2004, compared to $0.3 million for the comparable 2003 period. The increase of $0.9 million was primarily attributable to a $0.1 million increase in interest earned on cash and cash equivalents net of interest expense, a $0.7 million increase in foreign currency translation gains net of losses and a $0.1 million increase in other miscellaneous income. Other income and expense excludes the cumulative translation effects included in Accumulated Other Comprehensive Loss in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Provision for Income Taxes

The provision for income taxes of $0.1 million for the three months ended March 31, 2004 was based upon pre-tax book income of $0.3 million, compared to $0.1 million for the comparable 2003 period based upon pre-tax book income of $0.3 million. The effective tax rate was 25.5% for the three months ended March 31, 2004 and 34.0% for the comparable 2003 period. This decrease in the effective tax rate resulted from a shift in our mix of earnings within tax jurisdictions and the related effects of permanent differences, state income taxes, foreign income tax rate differentials (including tax holiday jurisdictions) and requisite valuation allowances.

Net Income

As a result of the foregoing, we experienced a loss from operations for the three months ended March 31, 2004 of $0.9 million, an increase of $0.9 million from the comparable 2003 period. This increase was principally attributable to a $6.0 million increase in direct salaries and related costs and a $1.4 million increase in general and administrative costs, offset by a $3.7 million increase in revenues and a $2.8 million increase in net gain on disposal of property and equipment, as previously discussed. The $0.9 million increase in loss from operations was offset by a $0.9 million increase in other income resulting in net income of $0.2 million for the three months ended March 31, 2004, or no change from net income of $0.2 million for the comparable 2003 period.

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

On August 5, 2002, the Company’s Board of Directors authorized the purchase of up to three million shares of its outstanding common stock. A total of 637 thousand shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Liquidity and Capital Resources (continued)

transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the three months ended March 31, 2004, the Company had repurchased 82 thousand common shares under the 2002 repurchase program at prices ranging between $6.98 to $7.26 per share for a total cost of $0.6 million.

During the three months ended March 31, 2004, we generated $0.8 million in cash from operating activities, $4.1 million in cash from the sale of facilities, property and equipment, and $0.1 million in cash from issuance of stock. Further, we used $10.8 million in funds for capital expenditures and $0.6 million to repurchase stock in the open market resulting in a $8.0 million decrease in available cash (net of the effects of international currency exchange rates on cash of $1.6 million).

Net cash flows provided by operating activities for the three months ended March 31, 2004 were $0.8 million, compared to net cash flows used for operating activities of $14.8 million for the comparable 2003 period. The $15.6 million increase in net cash flows from operating activities was due to a net increase associated with changes in assets and liabilities of $21.2 million, offset by a net decrease in non-cash flow reconciling items of $5.6 million such as depreciation and amortization, deferred income taxes, net gain or loss on disposal of property and equipment and termination costs. The $21.2 million increase associated with changes in assets and liabilities was principally a result of a $13.3 million decrease in receivables due to an increase in revenues and timely collections and $7.9 million in cash generated from net higher payables and accrued liabilities.

Capital expenditures, which are generally funded by cash generated from operating activities and borrowings available under our credit facilities, were $10.8 million for the three months ended March 31, 2004, compared to $3.5 million for the comparable 2003 period, an increase of $7.3 million, which was driven primarily by offshore expansion. During the three months ended March 31, 2004, approximately 92% of the capital expenditures were the result of investing in new and existing customer contact management centers, primarily offshore, and 8% was expended primarily for maintenance and systems infrastructure. In 2004, we anticipate capital expenditures in the range of $25.0 million to $30.0 million.

One primary source of future cash flows from financing activities will be from borrowings under our $50.0 million revolving credit facility (the “Credit Facility”), subject to certain borrowing limitations. Pursuant to the terms of the Credit Facility, the amount of $50.0 million may be increased up to a maximum of $100.0 million with the prior written consent of the lenders. The $50.0 million Credit Facility includes a $10.0 million swingline subfacility, a $15.0 million letter of credit subfacility and a $40.0 million multi-currency subfacility.

The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including strategic acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at our option, at (a) the rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 2.25%. In addition, a commitment fee of up to 0.50% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2007, are secured by a pledge of 65% of the stock of each of our active direct foreign subsidiaries, or alternatively for any such subsidiary, a pledge of all indebtedness of such subsidiary (and its subsidiaries) to us. The Credit Facility prohibits us from incurring additional indebtedness, subject to certain specific exclusions. There were no outstanding balances on the Credit Facility as of March 31, 2004. At March 31, 2004, we were in compliance with all loan requirements of the

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis Financial Condition of
and Results of Operations

Results of Operations (continued)

Liquidity and Capital Resources (continued)

Credit Facility. At March 31, 2004, we had $84.1 million in cash, of which approximately $69.0 million was held in international operations and may be subject to additional taxes if repatriated to the United States.

We believe that our current cash levels, accessible funds under our credit facilities and cash flows from future operations will be adequate to meet anticipated working capital needs, future debt repayment requirements (if any), continued expansion objectives, anticipated levels of capital expenditures for the foreseeable future and stock repurchases.

Off-Balance Sheet Arrangements and Other

At March 31, 2004, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

From time to time, during the normal course of business, we may make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include: (i) indemnities to vendors and service providers pertaining to claims based on our negligence or willful misconduct and (ii) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, we have agreements whereby we indemnify certain officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the applicable insurance coverage is generally adequate to cover any estimated potential liability under these indemnification agreements. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and other guarantees in the accompanying Condensed Consolidated Balance Sheets.

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

We recognize revenue associated with the grants of land and the cash grants for the acquisition of property, buildings and equipment for customer contact management centers over the corresponding useful lives of the related assets. Should the useful lives of these assets change for reasons such as the sale or disposal of the property, the amount of revenue recognized would be adjusted accordingly. Deferred grants totaled $25.4 million as of March 31, 2004. Income from operations included amortization of the deferred grants of $0.9 million for the three months ended March 31, 2004.

•	We maintain allowances for doubtful accounts of $4.3 million as of March 31, 2004, or 5.3% of trade receivables, for estimated losses arising from the inability of our customers to make required payments. If the

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

•	We maintain a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized. Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, our estimate of future taxable income and any applicable tax-planning strategies. As of March 31, 2004, we determined a valuation allowance was necessary to reduce primarily foreign deferred tax assets, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax assets is dependent upon future profitability within each tax jurisdiction. As of March 31, 2004, based on our estimates of future taxable income and any applicable tax-planning strategies within these tax jurisdictions, we believe that it is more likely than not that all of these deferred tax assets will be realized.

•	We hold a minority interest in SHPS, Incorporated as a result of the sale of a 93.5% ownership interest in June 2000. We account for the remaining interest at cost, which was $2.1 million as of March 31, 2004. We will record an impairment charge or loss if we believe the investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

•	We review long-lived assets, which had a carrying value of $111.3 million as of March 31, 2004, including goodwill and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge or loss to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

•	Self-insurance related liabilities of $0.9 million as of March 31, 2004 include estimates for, among other things, projected settlements for known and anticipated claims for worker’s compensation and employee health insurance. Key variables in determining such estimates include past claims history, number of covered employees and projected future claims. We periodically evaluate and, if necessary, adjust the estimates based on information currently available. Revisions to these estimates, which could result in adjustments to the liability and additional charges, would be recorded in the period when such adjustments or charges are known.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft proposing to amend Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 95, “Statement of Cash Flows” which provide the current guidance on accounting for stock options and related items. The proposed standard would eliminate the choice of accounting for such transactions under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and instead generally require that share-based payments be accounted for using a fair-value based method beginning in 2005. We are currently evaluating the impact of this proposed standard on our financial condition, results of operations, and cash flows.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

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

Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facility. Based on our level of variable rate debt outstanding during the three months ended March 31, 2004, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would not have had a material impact on our annual interest expense.

At March 31, 2004, we had no debt outstanding at variable interest rates. We have not historically used derivative instruments to manage exposure to changes in interest rates.

Fluctuations in Quarterly Results

For the year ended December 31, 2003, quarterly revenues as a percentage of total consolidated annual revenues were approximately 26%, 25%, 25% and 24%, respectively, for each of the respective quarters of the year. We have experienced and anticipate that in the future we will continue to experience variations in quarterly revenues. The variations are due to the timing of new contracts and renewal of existing contracts, the timing of the expenses incurred to support new business, the timing and frequency of client spending for customer contact management services, non-U.S. currency fluctuations, and the seasonal pattern of customer contact management support, and fulfillment services.

Item 4 - Controls and Procedures

As of March 31, 2004, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934, as amended. We concluded that our disclosure controls and procedures were effective as of March 31, 2004, such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2004

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

From time to time, we are involved in legal actions arising in the ordinary course of business. With respect to these matters, we believe that we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.

Item 2 – Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

Below is a summary of stock repurchases for the quarter ended March 31, 2004 (in thousands, except average price per share). See Note 7, Earnings Per Share, to the Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

				Maximum
			Total Number of	Number Of
			Shares Purchased	Shares That May
			as Part of	Yet Be
	Total Number of		Publicly	Purchased
	Shares	Average Price	Announced Plans	Under Plans or
Period	Purchased(1)	Paid Per Share	or Programs	Programs
January 1, 2004 – January 31, 2004	—	—	—	2,445
February 1, 2004 – February 29, 2004	47	$7.05	602	2,398
March 1, 2004 – March 31, 2004	35	$7.14	637	2,363

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3 million with no expiration date.

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

The following documents are filed as an exhibit to this Report:

3.3.1	Certificate of Amendment of Bylaws of Sykes Enterprises, Incorporated.

15	Letter regarding unaudited interim financial information.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2004

Item 6 – Exhibits and Reports on Form 8-K. (continued)

(b)	Reports on Form 8-K

We filed the following reports on Form 8-K during the quarter ended March 31, 2004:

We filed a current report on Form 8-K, dated February 23, 2004, with the Securities and Exchange Commission on February 23, 2004, reporting under Item 12, the filing of a press release announcing our financial results for the year ended December 31, 2003.

We filed a current report on Form 8-K, dated March 29, 2004, with the Securities and Exchange Commission on March 29, 2004, reporting under Item 5, the execution of a $50.0 million revolving credit facility.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: May 5, 2004	By: /s/ W. Michael Kipphut

W. Michael Kipphut
Group Executive, Senior Vice President – Finance
(Principal Financial and Accounting Officer)

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2004

EXHIBIT INDEX

Exhibit
Number
3.3.1	Certificate of Amendment of Bylaws of Sykes Enterprises, Incorporated.

15	Letter regarding unaudited interim financial information.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.