Form 10-Q
period 2004-06-30
SYKES ENTERPRISES INC
filed 2004-08-09
CIK 1010612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

__________________________________________________________to__________________________________________________________

Commission File No.           0-28274

Sykes Enterprises, Incorporated

(Exact name of Registrant as specified in its charter)

Florida	56-1383460

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

400 North Ashley Drive, Tampa, FL 33602

(Address of principal executive offices)  (Zip Code)

Registrant’s telephone number, including area code:	(813) 274-1000

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

Yes   [X]       No   [  ]

As of August 2, 2004, there were 39,220,471 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements and Independent Accountants’ Report.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except per share data)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$70,598	$92,085
Receivables, net	88,094	82,415
Prepaid expenses and other current assets	13,722	11,813

Total current assets	172,414	186,313
Property and equipment, net	102,552	107,194
Goodwill, net	5,035	5,085
Deferred charges and other assets	19,775	19,583

	$299,776	$318,175

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$44	$87
Accounts payable	11,742	17,706
Accrued employee compensation and benefits	29,720	30,869
Income taxes payable	1,668	4,921
Other accrued expenses and current liabilities	13,825	14,226

Total current liabilities	56,999	67,809
Deferred grants	24,850	27,369
Deferred revenue	24,322	19,835
Other long-term liabilities	2,193	2,330

Total liabilities	108,364	117,343

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 43,818 and 43,771 shares issued	438	438
Additional paid-in capital	163,840	163,511
Retained earnings	82,831	81,513
Accumulated other comprehensive loss	(4,573)	(208)

	242,536	245,254
Treasury stock at cost; 4,596 shares and 3,557 shares	(51,124)	(44,422)

Total shareholders’ equity	191,412	200,832

	$299,776	$318,175

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share data)	2004	2003	2004	2003
Revenues	$113,450	$118,949	$234,493	$236,235

Operating expenses:
Direct salaries and related costs	73,867	76,508	157,256	153,864
General and administrative	41,315	38,875	82,591	78,782
Net (gain) loss on disposal of property and equipment	(1,394)	107	(4,135)	175

Total operating expenses	113,788	115,490	235,712	232,821

Income (loss) from operations	(338)	3,459	(1,219)	3,414

Other income:
Interest, net	863	352	1,259	637
Other	1,030	56	1,843	101

Total other income	1,893	408	3,102	738

Income before provision for income taxes	1,555	3,867	1,883	4,152
Provision for income taxes	481	1,314	565	1,411

Net income	$1,074	$2,553	$1,318	$2,741

Net income per share:
Basic	$0.03	$0.06	$0.03	$0.07

Diluted	$0.03	$0.06	$0.03	$0.07

Weighted average shares:
Basic	39,882	40,350	40,045	40,365

Diluted	39,998	40,424	40,194	40,397

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity
Six Months Ended June 30, 2003, Six Months Ended December 31, 2003 and
Six Months Ended June 30, 2004
(Unaudited)

					Accumulated
	Common	Common	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2003	43,491	$435	$162,117	$72,208	$(11,101)	$(41,314)	$182,345
Issuance of common stock	59	1	162	—	—	—	163
Purchase of treasury stock	—	—	—	—	—	(317)	(317)
Comprehensive income	—	—	—	2,741	5,736	—	8,477

Balance at June 30, 2003	43,550	436	162,279	74,949	(5,365)	(41,631)	190,668
Issuance of common stock	221	2	1,004	—	—	—	1,006
Purchase of treasury stock	—	—	—	—	—	(2,791)	(2,791)
Tax benefit from exercise of stock options	—	—	228	—	—	—	228
Comprehensive income	—	—	—	6,564	5,157	—	11,721

Balance at December 31, 2003	43,771	438	163,511	81,513	(208)	(44,422)	200,832
Issuance of common stock	47	—	329	—	—	—	329
Purchase of treasury stock	—	—	—	—	—	(6,702)	(6,702)
Comprehensive income (loss):
Net income for the six months ended June 30, 2004	—	—	—	1,318	—	—	1,318
Foreign currency translation adjustment	—	—	—	—	(3,731)	—	(3,731)
Less: reclassification adjustment for gain included in net income (net of tax of zero)	—	—	—	—	(634)	—	(634)

Total							(3,047)

Balance at June 30, 2004	43,818	$438	$163,840	$82,831	$(4,573)	$(51,124)	$191,412

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2004 and June 30, 2003
(Unaudited)

(in thousands)	2004	2003
Cash flows from operating activities:
Net income	$1,318	$2,741
Depreciation and amortization	15,807	16,246
Deferred income tax provision	—	462
Net (gain) loss on disposal of property and equipment	(4,135)	175
Termination costs associated with exit activities	1,684	—
Foreign exchange gain on liquidation of a foreign entity	(680)	—
Bad debt expense	50	289
Changes in assets and liabilities:
Receivables	(11,220)	(11,401)
Prepaid expenses and other current assets	(2,047)	(3,606)
Deferred charges and other assets	(164)	(416)
Accounts payable	(5,850)	131
Income taxes receivable/ payable	912	6,614
Accrued employee compensation and benefits	(843)	(4,016)
Other accrued expenses and current liabilities	(553)	(1,751)
Deferred revenue	4,606	(1,233)
Other long-term liabilities	(349)	7

Net cash (used for) provided by operating activities	(1,464)	4,242

Cash flows from investing activities:
Capital expenditures	(16,861)	(12,445)
Proceeds from sale of facilities	6,334	—
Proceeds from sale of property and equipment	56	29

Net cash used for investing activities	(10,471)	(12,416)

Cash flows from financing activities:
Paydowns under revolving line of credit agreements	—	(1,600)
Borrowings under revolving line of credit agreements	—	1,600
Payments of long-term debt	(42)	(21)
Proceeds from issuance of stock	329	163
Purchase of treasury stock	(6,702)	(317)

Net cash used for financing activities	(6,415)	(175)

Effects of exchange rates on cash	(3,137)	4,251

Net decrease in cash and cash equivalents	(21,487)	(4,098)
Cash and cash equivalents – beginning	92,085	79,480

Cash and cash equivalents – ending	$70,598	$75,382

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$91	$291
Income taxes	$5,027	$5,975

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2004 and June 30, 2003
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

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In addition, certain reclassifications have been made for consistent presentation. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission (“SEC”).

Stock-Based Compensation - The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, "Accounting for Stock-Based Compensation.” Under SFAS No. 123, companies have the option to measure compensation costs for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, "Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, compensation expense is generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. Since employee stock options are granted on this basis and the Company has chosen to use the intrinsic value method, no compensation expense is recognized for stock option grants.

As discussed in Note 10, Non-Employee Director Fee Plan, the Company applies variable plan accounting, in accordance with APB No. 25, for grants of common stock units issued under the 2004 Non-Employee Director Fee Plan and recognizes compensation cost over the vesting period.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2004 and June 30, 2003
(Unaudited)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies - (continued)

Stock-Based Compensation (continued)

If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net Income:
Net income as reported	$1,074	$2,553	$1,318	$2,741
Pro forma compensation expense, net of tax	(246)	(483)	(498)	(1,141)

Pro forma net income	$828	$2,070	$820	$1,600

Net Income Per Share:
Basic, as reported	$0.03	$0.06	$0.03	$0.07
Basic, pro forma	$0.02	$0.05	$0.02	$0.04
Diluted, as reported	$0.03	$0.06	$0.03	$0.07
Diluted, pro forma	$0.02	$0.05	$0.02	$0.04

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

Currently, the Company has closed several customer contact management centers, which are held for sale, and expects it may close additional centers in 2004 as a result of the client migration of call volumes from the U.S. to the Company’s offshore operations (Latin America, India and the Asia Pacific Rim) and the overall reduction in customer call volumes in the United States and Europe. As of June 30, 2004, the Company determined that its property and equipment, including those at the previously referenced customer contact management centers, were not impaired. As of June 30, 2004, certain assets of these closed centers, with a carrying value of $10.3 million and included in “Property and equipment, net” in the accompanying Condensed Consolidated Balance Sheet, are held for sale (including the Hays, Kansas facility sold on July 9, 2004). The carrying value of these assets is offset by the related “Deferred grants” of $7.6 million. These assets, net of the related grants, are no longer depreciated or amortized as of June 30, 2004. Property and equipment is classified as held for sale in the period in which management commits to a plan to sell the asset, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2004 and June 30, 2003
(Unaudited)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies - (continued)

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

On December 31, 2003, the Company sold the land and building related to its Eveleth, Minnesota facility for $2.3 million, for which the Company received $0.3 million cash and a $2.0 million note receivable, resulting in a net pre-tax gain of $1.7 million to be recognized over the term of the note using the installment sales method of accounting. During the six months ended June 30, 2004, the Company received the remaining balance of the $2.0 million note receivable. Accordingly, the Company recognized the remaining $1.5 million of the $1.7 million net pre-tax gain on the sale of the Eveleth facility, which is included in “Net (gain) loss on disposal of property and equipment” in the accompanying 2004 Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2004, respectively. The remaining $0.2 million of the net pre-tax gain was recognized in 2003.

On January 15, 2004, the Company sold the land, building and its contents related to its Klamath Falls, Oregon facility for $4.0 million in cash, resulting in a net pre-tax gain of $2.7 million in the first quarter of 2004. The net book value of the facilities of $2.3 million was offset by the related deferred grants of $1.0 million. On March 31, 2004, the Company sold a parcel of land at its Pikeville, Kentucky facility for $0.2 million in cash, resulting in a net pre-tax gain of $0.1 million in the first quarter of 2004. The net pre-tax gain on the sale of the Klamath facility of $2.7 million and the net pre-tax gain on the sale of the land at the Pikeville facility of $0.1 million are included in “Net gain (loss) on disposal of property and equipment” in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2004.

On July 9, 2004, the Company sold the land, building and its contents related to its Hays, Kansas facility for $3.0 million cash, resulting in a net pre-tax gain of $2.8 million in the third quarter of 2004. The net book value of the facilities of $1.5 million was offset by the related deferred grants of $1.3 million.

On June 8, 2004, the Company leased the land, building and its contents related to its Manhattan, Kansas facility to an unrelated third party effective August 1, 2004 for a period of 5 years, cancelable by the lessee at the end of each year for varying penalties not exceeding one year’s rent. As of June 30, 2004, the leased property consists of the following (in thousands):

Amount
Buildings	$78
Equipment, furniture and fixtures	3,839

3,917
Less accumulated depreciation	(3,664)

$253

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2004 and June 30, 2003
(Unaudited)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies - (continued)

Property and Equipment (continued)

Future minimum rental payments, including penalties for failure to renew, to be received on non-cancelable operating leases are contractually due as follows as of June 30, 2004 (in thousands):

Year Ending
December 31,	Amount
2004	$219
2005	831

$1,050

Foreign Currency Translation - The assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is other than the U.S. Dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income, but is included in accumulated other comprehensive income (loss), which is reflected as a separate component of shareholders’ equity until the sale or until the complete or substantially complete liquidation of the net investment in the foreign subsidiary. Foreign currency transactional gains and losses are included in determining net income. Such gains and losses are included in other income (expense) in the accompanying Condensed Consolidated Statements of Operations.

Foreign Currency and Derivative Instruments - Periodically, the Company enters into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities denominated in a foreign currency. These contracts require the Company to exchange currencies in the future at rates agreed upon at the contract’s inception. The forward exchange contracts entered into by the Company have been primarily related to the Euro. A foreign currency forward exchange contract acts as an economic hedge as the gains and losses on these contracts typically offset or partially offset gains and losses on the assets, liabilities, and transactions being hedged. The Company does not designate its foreign exchange forward contracts as accounting hedges and does not hold or issue financial instruments for speculative or trading purposes. Foreign exchange forward contracts are accounted for on a mark-to-market basis, with unrealized gains or losses recognized as a component of income in the current period.

Unrealized gains or losses related to foreign exchange forward contracts for the three and six months ended June 30, 2004 were immaterial.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2004 and June 30, 2003
(Unaudited)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies - (continued)

Recent Accounting Pronouncements – In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft proposing to amend SFAS No. 123 and SFAS No. 95, “Statement of Cash Flows” which provide the current guidance on accounting for stock options and related items. The proposed standard would eliminate the choice of accounting for such transactions under APB No. 25 and instead generally require that share-based payments be accounted for using a fair-value based method beginning in 2005. The Company is currently evaluating the impact of this proposed standard on its financial condition, results of operations, and cash flows.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment evaluations for securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step test to evaluate whether an investment is other-than-temporarily impaired. The recognition and measurement guidance is effective for reporting periods beginning after June 15, 2004. Certain quantitative and qualitative disclosures for SFAS No. 115 securities were effective for fiscal years ending after December 15, 2003. Disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. The adoption of EITF No. 03-1 is not expected to have a material impact on the financial condition, results of operations or cash flows of the Company.

Reclassifications — Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

Note 2 – Liquidation of a Foreign Subsidiary

In April 2004, related to the Company’s efforts to realign the EMEA cost structure with current business levels, the Company proposed a liquidation plan to close its operations in Turkey. Accordingly, the Company transferred one remaining contract to other Sykes’ subsidiaries and shutdown the operations. In May 2004, the Company substantially completed the liquidation of its net investment in Turkey. As a result, the net effect of the translation gains and losses of $0.7 million was recognized as a gain on liquidation of a foreign entity and included in “Other income” in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004. Due to the immaterial amounts, the financial data related to the Company’s net investment in Turkey has not been classified as discontinued operations.

The Company’s net losses from Turkey’s operations, excluding the $0.7 million previously mentioned foreign exchange gain, were $0.1 million and $0.3 million for the three and six months ended June 30, 2004, respectively, and breakeven for the comparable 2003 periods. Turkey’s net assets included in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003, were $0.2 million and $0.8 million, respectively.

Note 3 – Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes rules for the reporting of comprehensive income and its components. Total comprehensive (loss) income was $(1.1) million and $6.9 million for the three months ended June 30, 2004 and 2003, respectively, and $(3.0) million and $8.5 million for the six months ended June 30, 2004 and 2003, respectively.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2004 and June 30, 2003
(Unaudited)

Note 4 – Termination Costs Associated with Exit Activities

During the first quarter of 2004, the Company determined to reduce costs by consolidating and closing two European customer contact management centers in Germany. The plan was substantially completed by the end of the second quarter of 2004. In connection with these closures, the Company terminated 240 employees and accrued over their remaining service period, based on the fair value as of the termination date, an estimated liability for termination costs of $1.7 million. Termination costs of $0.9 million and $1.7 million are included in “Direct salaries and related costs” in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004, respectively. As of June 30, 2004, the remaining liability of $0.1 million is included in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheet. Cash payments totaled $1.6 million during the three and six month periods ended June 30, 2004.

Note 5 – Restructuring and Other Charges

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

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2004 and June 30, 2003
(Unaudited)

Note 5 – Restructuring and Other Charges (continued)

2002 Charges (continued)

The following tables summarize the 2002 plan accrued liability for restructuring and other charges and related activity in 2004 and 2003 (in thousands):

	Balance at		Other	Balance at
	April 1,	Cash	Non-Cash	June 30,
Three Months ended June 30, 2004:	2004	Outlays	Changes(2)	2004(1)
Severance and related costs	$106	$—	$—	$106
Lease termination costs	243	(99)	—	144
Other restructuring costs	425	—	9	434

Total	$774	$(99)	$9	$684

	Balance at		Other	Balance at
	April 1,	Cash	Non-Cash	June 30,
Three Months ended June 30, 2003:	2003	Outlays	Changes	2003
Severance and related costs	$3,426	$(1,954)	$—	$1,472
Lease termination costs	1,660	(611)	—	1,049
Other restructuring costs	1,122	(194)	—	928

Total	$6,208	$(2,759)	$—	$3,449

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	June 30,
Six Months ended June 30, 2004:	2004	Outlays	Changes(2)	2004(1)
Severance and related costs	$106	$—	$—	$106
Lease termination costs	342	(198)	—	144
Other restructuring costs	545	(120)	9	434

Total	$993	$(318)	$9	$684

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	June 30,
Six Months ended June 30, 2003:	2003	Outlays	Changes	2003
Severance and related costs	$4,696	$(3,224)	$—	$1,472
Lease termination costs	1,827	(778)	—	1,049
Other restructuring costs	1,852	(924)	—	928

Total	$8,375	$(4,926)	$—	$3,449

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet, except $0.1 million of severance and related costs which is included in “Accrued employee compensation and benefits”.

(2)	During 2004, the Company recorded additional severance and related costs associated with the closure of one of the European customer contact management centers.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2004 and June 30, 2003
(Unaudited)

Note 5 – Restructuring and Other Charges (continued)

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

The following table summarizes the 2001 plan accrued liability for restructuring and other charges and related activity in 2003 (none in the comparable 2004 period) (in thousands):

	Balance at		Other	Balance at
	April 1,	Cash	Non-Cash	June 30,
Three Months ended June 30, 2003:	2003	Outlays	Changes	2003
Severance and related costs	$103	$—	$—	$103
Lease termination costs	140	(100)	—	40
Other restructuring costs	32	—	—	32

Total	$275	$(100)	$—	$175

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	June 30,
Six Months ended June 30, 2003:	2003	Outlays	Changes	2003
Severance and related costs	$153	$(50)	$—	$103
Lease termination costs	161	(121)	—	40
Other restructuring costs	32	—	—	32

Total	$346	$(171)	$—	$175

2000 Charges

The Company recorded restructuring and other charges during the second and fourth quarters of 2000 approximating $30.5 million. The second quarter 2000 restructuring and other charges approximating $9.6 million resulted from the Company’s consolidation of several European and one U.S. fulfillment center and the closing or consolidation of six technical staffing offices. Included in the second quarter 2000 restructuring and other charges was a $3.5 million lease termination payment to the Company’s former chairman (and majority shareholder) related to the termination of a ten-year operating lease agreement for the use of his private jet. As a result of the second quarter 2000 restructuring, the Company reduced the number of employees by 157 during 2000 and satisfied the remaining lease obligations related to the closed facilities during 2001.

The Company also announced, after a comprehensive review of operations, its decision to exit certain non-core, lower margin businesses to reduce costs, improve operating efficiencies and focus on its core competencies of technical support, customer service and consulting solutions. As a result, the Company recorded $20.9 million in restructuring and other charges during the fourth quarter of 2000 related to the closure of its U.S. fulfillment

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2004 and June 30, 2003
(Unaudited)

Note 5 – Restructuring and Other Charges (continued)

2000 Charges (continued)

operations, the consolidation of its Tampa, Florida technical support center and the exit of its worldwide localization operations. Included in the fourth quarter 2000 restructuring and other charges is a $2.4 million severance payment related to the employment contract of the Company’s former President. In connection with the fourth quarter 2000 restructuring, the Company reduced the number of employees by 245 during the first half of 2001 and satisfied a significant portion of the remaining lease obligations related to the closed facilities during 2001.

The following tables summarize the 2000 plan accrued liability for restructuring and other charges and related activity in 2004 and 2003 (in thousands):

	Balance at		Other	Balance at
	April 1,	Cash	Non-Cash	June 30,
Three Months Ended June 30, 2004:	2004	Outlays	Changes	2004
Severance and related costs	$477	$(134)	$—	$343 (1)
Lease termination costs	—	—	—	—

Total	$477	$(134)	$—	$343

	Balance at		Other	Balance at
	April 1,	Cash	Non-Cash	June 30,
Three Months ended June 30, 2003:	2003	Outlays	Changes	2003
Severance and related costs	$950	$(125)	$—	$825
Lease termination costs	120	—	—	120

Total	$1,070	$(125)	$—	$945

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	June 30,
Six Months Ended June 30, 2004:	2004	Outlays	Changes	2004
Severance and related costs	$588	$(245)	$—	$343 (1)
Lease termination costs	—	—	—	—

Total	$588	$(245)	$—	$343

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	June 30,
Six Months ended June 30, 2003:	2003	Outlays	Changes	2003
Severance and related costs	$1,053	$(228)	$—	$825
Lease termination costs	120	—	—	120

Total	$1,173	$(228)	$—	$945

(1)	Included in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheet.

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

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2004 and June 30, 2003
(Unaudited)

Note 6 – Borrowings (continued)

The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including strategic acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at the Company’s option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 2.25%. In addition, a commitment fee of up to 0.50% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2007, are secured by a pledge of 65% of the stock of each of the Company’s active direct foreign subsidiaries, or alternatively for any such subsidiary, a pledge of all indebtedness of such subsidiary (and its subsidiaries) to the Company. The Credit Facility prohibits the Company from incurring additional indebtedness, subject to certain specific exclusions. There were no outstanding balances on the Credit Facility as of June 30, 2004.

Note 7 – Income Taxes

The Company’s effective tax rate was 30.0% and 34.0% for the six months ended June 30, 2004 and 2003, respectively. The Company’s effective tax rate differs from the statutory federal income tax rate of 35.0% primarily due to the effects of permanent differences, state income taxes, foreign income tax rate differentials (including tax holiday jurisdictions) and requisite valuation allowances.

As of June 30, 2004, the Company determined a valuation allowance was necessary to reduce the deferred tax asset for the 2004 U.S. net operating loss based on the weight of available evidence, both positive and negative. While this increased the Company’s effective tax rate, the effect of the valuation allowance was partially offset by the reversal of certain specific tax reserves no longer considered necessary based on the expiration of certain statutes of limitation and revision of certain tax planning strategies.

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

During the six months ended June 30, 2004, the Company received a foreign income tax refund of $4.0 million and the related interest income of $0.8 million. The interest income is included in “Other income” in the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2004.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2004 and June 30, 2003
(Unaudited)

Note 8 – Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the shares further dilutive effect, if any, from stock options using the treasury stock method. Options to purchase 2.5 million shares of common stock at various prices for the three and six month periods ended June 30, 2004, respectively, and 3.0 million shares and 3.4 million shares for the three and six months ended June 30, 2003, respectively, were antidilutive and were excluded from the calculation of diluted earnings per share.

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic:
Weighted average common shares outstanding	39,882	40,350	40,045	40,365
Diluted:
Dilutive effect of stock options	116	74	149	32

Total weighted average diluted shares outstanding	39,998	40,424	40,194	40,397

On August 5, 2002, the Company’s Board of Directors authorized the purchase of up to three million shares of its outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the six months ended June 30, 2004, the Company had repurchased approximately 1.0 million common shares under the 2002 repurchase program at prices ranging between $5.55 and $7.26 per share for a total cost of $6.7 million.

Note 9 – Segment Reporting and Major Clients

The Company operates within two regions, the “Americas” and “EMEA” which represented 60.1% and 39.9%, respectively, of the Company’s consolidated revenues for the three months ended June 30, 2004 and 61.2% and 38.8%, respectively, of the Company’s consolidated revenues for the six months ended June 30, 2004. In the comparable 2003 periods, the Americas and EMEA regions represented 67.2% and 32.8%, respectively, of the Company’s consolidated revenues for the three months ended June 30, 2003 and 66.4% and 33.6%, respectively, of the Company’s consolidated revenues for the six months ended June 30, 2003. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The reportable segments consist of (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service) and technical staffing and (2) EMEA, which includes Europe, the Middle East and Africa, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service) and fulfillment services. The sites within Latin America, India and the Asia Pacific Rim are included in the Americas region given the nature of the business and client profile, which is primarily made up of U.S. based companies that are using the Company’s services in these locations to support their customer contact management needs.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2004 and June 30, 2003
(Unaudited)

Note 9 – Segment Reporting and Major Clients (continued)

Information about the Company’s reportable segments for the three and six months ended June 30, 2004 compared to the corresponding prior year periods, is as follows (in thousands):

				Consolidated
Three Months Ended June 30, 2004:	Americas	EMEA	Other(1)	Total
Revenues	$68,235	$45,215		$113,450
Depreciation and amortization	5,875	2,031		7,906
Income (loss) from operations	$4,739	$1,539	$(6,616)	$(338)
Other income			1,893	1,893
Provision for income taxes			481	481

Net income				$1,074

Three Months Ended June 30, 2003:
Revenues	$79,922	$39,027		$118,949
Depreciation and amortization	4,809	2,575		7,384
Income (loss) from operations	$9,007	$6	$(5,554)	$3,459
Other income			408	408
Provision for income taxes			1,314	1,314

Net income				$2,553

				Consolidated
Six Months Ended June 30, 2004:	Americas	EMEA	Other(1)	Total
Revenues	$143,496	$90,997		$234,493
Depreciation and amortization	11,544	4,263		15,807
Income (loss) from operations	$8,112	$2,693	$(12,024)	$(1,219)
Other income			3,102	3,102
Provision for income taxes			565	565

Net income				$1,318

Six Months Ended June 30, 2003:
Revenues	$156,758	$79,477		$236,235
Depreciation and amortization	11,133	5,113		16,246
Income (loss) from operations	$14,408	$424	$(11,418)	$3,414
Other income			738	738
Provision for income taxes			1,411	1,411

Net income				$2,741

(1) Other items (including corporate costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three and six months ended June 30, 2004 and 2003. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2003. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2004 and June 30, 2003
(Unaudited)

Note 9 – Segment Reporting and Major Clients (continued)

The Americas’ revenues included $7.5 million, or 6.6% of consolidated revenues, and $22.3 million, or 9.5% of consolidated revenues, for the three and six months ended June 30, 2004, respectively, from a leading systems integrator (“Systems Integrator”) that represents a major provider of communication services to whom the Company provides various outsourced customer contact management services. Effective May 1, 2003, the Company entered into a subcontractor services agreement (the “Agreement”) with the Systems Integrator following the execution of a primary services agreement between the major provider of communication services and the Systems Integrator. Under the terms of the three-year Agreement signed in 2003, which contains penalty provisions for failure to meet minimum service levels and is cancelable with 6 months written notice, the Company will continue to provide the products and services necessary to support and assist the Systems Integrator in the management and performance of its primary services agreement. The revenues for the three and six months ended June 30, 2003, as it relates to this relationship, were $19.7 million, or 16.6% of consolidated revenues and $39.6 million, or 16.8% of consolidated revenues, respectively.

In addition, the Americas’ revenues included $7.7 million, or 6.8% of consolidated revenues and $19.2 million, or 8.2% of consolidated revenues, for the three and six months ended June 30, 2004, respectively, from a leading software and services provider. In the comparable 2003 periods, this provider represented $14.8 million, or 12.5% of consolidated revenues, and $30.5 million, or 12.9% of consolidated revenues, for the three and six months ended June 30, 2003, respectively. This includes $14.7 million in revenue from the Americas and $0.1 million in revenue from EMEA for the three months ended June 30, 2003 and $30.0 million in revenue from the Americas and $0.5 million in revenue from EMEA for the six months ended June 30, 2003.

Note 10 – Non-Employee Director Fee Plan

In May 2004, the Board of Directors approved a new Non-Employee Director Fee Plan (the “Plan”), subject to shareholder approval at the 2005 Annual Shareholders’ Meeting. The Board of Directors determined that this Plan would replace and supercede the 1996 Non-Employee Director Fee Plan and would be used in lieu of the 2004 Nonemployee Director Stock Option Plan (the “Stock Option Plan”). Therefore, no options have been awarded under the Stock Option Plan, and none will be awarded if the new Plan is approved by the shareholders at the 2005 annual meeting. The new Plan provides that all new non-employee directors joining the Board will receive a grant of common stock units (“CSUs”), the number of which will be determined by dividing the cash equivalent of $30.0 thousand by an amount equal to 110% of the average closing prices of the Company’s common stock for the five days prior to the date of grant. The initial grant of CSUs will generally vest equally over a three-year period. Additionally, the new Plan provides for an annual retainer (initially set at $50.0 thousand) payable to non-employee board members, 25% in cash and 75% to be made in the form of CSUs. The number of CSUs to be granted on an annual basis will be determined by dividing 75% of the cash value of the annual retainer by an amount equal to 105% of the average closing prices of the Company’s common stock for the five days prior to the date of grant. The annual grant CSUs will generally vest equally over a two-year period. The vesting day of all CSUs under the new Plan will be the date of the annual shareholders’ meeting. Each year on that day, each director will receive a number of shares of the Company’s common stock equal to the number of CSUs vesting on that date.

The Company applies variable plan accounting, in accordance with APB No. 25, for grants of CSUs issued under the Plan and recognizes compensation cost over the vesting period. During the three months ended June 30, 2004, the Board awarded an aggregate of 55.6 thousand CSUs to the non-employee directors at a total cost of $0.3 million with a weighted average fair value of $5.94. Since the Plan is subject to shareholder approval, the CSUs are not considered to be granted and therefore no compensation cost will be recognized until the shareholders approve the Plan at the 2005 Annual Shareholders’ Meeting. At that time, the Company will recognize compensation cost for the CSUs over the vesting periods at the then current market price.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Six months ended June 30, 2004 and June 30, 2003
(Unaudited)

Note 11 – Retirement of Chairman and Majority Shareholder

On August 2, 2004, the Company announced the retirement of its Chairman of the Board of Directors, Chief Executive Officer and majority shareholder, John H. Sykes, the election of Paul L. Whiting as non-executive Chairman of the Board of Directors and the appointment of Charles E. Sykes as Chief Executive Officer of the Company, effective immediately.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Sykes Enterprises, Incorporated
Tampa, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of June 30, 2004, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003, of changes in shareholders’ equity for the six-month periods ended June 30, 2004, December 31, 2003, and June 30, 2003, and of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2003, and the related condensed consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
August 6, 2004

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

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$113,450	$118,949	$234,493	$236,235
Percentage of revenues	100.0%	100.0%	100.0%	100.0%
Direct salaries and related costs	$73,867	$76,508	$157,256	$153,864
Percentage of revenues	65.1%	64.3%	67.1%	65.1%
General and administrative expenses	$41,315	$38,875	$82,591	$78,782
Percentage of revenues	36.4%	32.7%	35.2%	33.4%
Net (gain) loss on disposal of property and equipment	$(1,394)	$107	$(4,135)	$175
Percentage of revenues	(1.2)%	0.1%	(1.8)%	0.1%
Income (loss) from operations	$(338)	$3,459	$(1,219)	$3,414
Percentage of revenues	(0.3)%	2.9%	(0.5)%	1.4%

The following table summarizes our revenues, for the periods indicated, by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Americas	$68,235	$79,922	$143,496	$156,758
EMEA	45,215	39,027	90,997	79,477

Consolidated	$113,450	$118,949	$234,493	$236,235

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues

For the three months ended June 30, 2004, we recognized consolidated revenues of $113.4 million, a decrease of $5.5 million, or 4.6%, from $118.9 million of consolidated revenues for the comparable 2003 period.

On a geographic segmentation, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 60.1%, or $68.2 million, for the three months ended June 30, 2004, compared to 67.2%, or $79.9 million, for the comparable 2003 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 39.9%, or $45.2 million, for the three months ended June 30, 2004, compared to 32.8%, or $39.0 million, for the comparable 2003 period.

The decrease in the Americas’ revenue of $11.7 million, or 14.6%, for the three months ended June 30, 2004, compared to the same period in 2003, reflected the continued client-driven migration of call volumes from the United States to our offshore operations including Latin America, India and the Asia Pacific Rim and the overall reduction in U.S. customer call volumes primarily attributable to two major U.S.-based clients exiting certain

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Revenues (continued)

customer support programs in 2004. This decrease was partially offset by an increase in revenues from our offshore operations, which represented 27.6% of consolidated revenues for the three months ended June 30, 2004, compared to 16.1% for the comparable 2003 period. We expect this trend of generating more of our revenues from offshore operations to continue in 2004. We anticipate that as our offshore operations grow and become a larger percentage of revenues, the total revenue and revenue growth rate may decline since each offshore seat generates roughly half the revenue dollar equivalence of a seat in North America and Europe. While the average offshore revenue per seat is less, the operating margins generated offshore are generally comparable or higher than those in North America and Europe. However, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce in offshore markets.

EMEA revenues increased $6.2 million, or 15.9%, for the three months ended June 30, 2004, compared to the same period in 2003. Similar to recent quarters, EMEA revenues for the second quarter of 2004 experienced a $2.6 million benefit from the stronger Euro compared to the same period in 2003. Excluding this foreign currency benefit, EMEA revenues would have increased $3.6 million compared with last year reflecting an improvement in call volumes. This increase also included the recognition of deferred revenues of $0.8 million related to a former client.

Direct Salaries and Related Costs

Direct salaries and related costs decreased $2.6 million, or 3.5%, to $73.9 million for the three months ended June 30, 2004, from $76.5 million in the comparable 2003 period. As a percentage of revenues, direct salaries and related costs increased to 65.1% for the three months ended June 30, 2004, from 64.3% for the comparable 2003 period. This increase was primarily attributable to higher staffing and training costs associated with the build-out offshore related to the migration of call volumes and certain duplicative costs as we simultaneously ramp-down U.S. customer contact management centers and termination costs related to the consolidation of two European customer contact management centers. We expect that we will continue to experience an increase in staffing and training costs in 2004 associated with this migration offshore. Although the strengthening Euro positively impacted revenues, it negatively impacted direct salaries and related costs for the three months ended June 30, 2004 by approximately $1.7 million compared to the same period in 2003.

General and Administrative

General and administrative expenses increased $2.4 million, or 6.3%, to $41.3 million for the three months ended June 30, 2004, from $38.9 million in the comparable 2003 period. As a percentage of revenues, general and administrative expenses increased to 36.4% for the three months ended June 30, 2004, from 32.7% for the comparable 2003 period. This increase was primarily attributable to higher lease costs, utilities, maintenance costs associated with expansion of offshore facilities, depreciation, telephone, higher compliance costs related to the Sarbanes-Oxley Act partially due to strengthening of the management team partially offset by lower bad debts, insurance costs and technology related costs. We expect that we will continue to experience higher operating costs in 2004 associated with this migration offshore. Although the strengthening Euro positively impacted revenues, it negatively impacted general and administrative expenses for the three months ended June 30, 2004 by approximately $0.7 million compared to the same period in 2003.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Net (Gain) Loss on Disposal of Property and Equipment

The net gain on disposal of property and equipment of $1.4 million for the three months ended June 30, 2004 included a $1.5 million net gain on the sale of our Eveleth, Minnesota facility, offset by a $0.1 million loss on disposal of property and equipment. This compares to a $0.1 million loss on disposal of property and equipment for the comparable 2003 period.

Other Income

Other income was $1.9 million for the three months ended June 30, 2004, compared to $0.4 million for the comparable 2003 period. The increase of $1.5 million was primarily attributable to a $0.5 million increase in interest earned on cash and cash equivalents net of interest expense including $0.8 million of interest received on a foreign income tax refund and a $1.0 million increase in foreign currency translation gains net of losses including $0.7 million related to the liquidation of a foreign entity. Other income excludes the effects of cumulative translation effects included in Accumulated Other Comprehensive Loss in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Provision for Income Taxes

The provision for income taxes of $0.5 million for the three months ended June 30, 2004 was based upon pre-tax book income of $1.6 million, compared to $1.3 million for the comparable 2003 period based upon pre-tax book income of $3.9 million. The effective tax rate was 30.9% for the three months ended June 30, 2004 and 34.0% for the comparable 2003 period. This decrease in the effective tax rate resulted from a shift in our mix of earnings within tax jurisdictions and the related effects of permanent differences, state income taxes, foreign income tax rate differentials (including tax holiday jurisdictions), requisite valuation allowances and the reversal of certain specific tax contingency reserves.

Net Income

As a result of the foregoing, we experienced a loss from operations for the three months ended June 30, 2004 of $0.3 million, an increase of $3.8 million from the comparable 2003 period. This increase in the loss from operations was principally attributable to a $5.5 million decrease in revenues and a $2.4 million increase in general and administrative costs offset by a $2.6 million decrease in direct salaries and related costs and a $1.5 million increase in net gain on disposal of property and equipment, as previously discussed. The $3.8 million increase in loss from operations was offset by a $1.5 million increase in other income and a $0.8 million lower tax provision, resulting in net income of $1.1 million for the three months ended June 30, 2004, a decline of $1.5 million, compared to the same period in 2003.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues

For the six months ended June 30, 2004, we recognized consolidated revenues of $234.5 million, a decrease of $1.7 million, or 0.7%, from $236.2 million of consolidated revenues for the comparable 2003 period.

On a geographic segmentation, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 61.2%, or $143.5 million, for the six months ended June 30, 2004, compared to 66.4%, or $156.8 million, for the comparable 2003 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 38.8%, or $91.0 million, for the six months ended June 30, 2004, compared to 33.6%, or $79.4 million, for the comparable 2003 period.

The decrease in the Americas’ revenue of $13.3 million, or 8.5%, for the six months ended June 30, 2004, compared to the same period in 2003, reflected the continued client-driven migration of call volumes from the United States to our offshore operations including Latin America, India and the Asia Pacific Rim, the ramp down of a technology client late in the first quarter of 2003 and the overall reduction in U.S. customer call volumes primarily attributable to two major U.S.-based clients exiting certain customer support programs in 2004. This decrease was partially offset by an increase in revenues from our offshore operations, which represented 27.6% of consolidated revenues for the three months ended June 30, 2004, compared to 14.7% for the comparable 2003 period. We expect this trend of generating more of our revenues from offshore operations to continue in 2004. We anticipate that as our offshore operations grow and become a larger percentage of revenues, the total revenue and revenue growth rate may decline since each offshore seat generates roughly half the revenue dollar equivalence of a seat in North America and Europe. While the average offshore revenue per seat is less, the operating margins generated offshore are generally comparable or higher than those in North America and Europe. However, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce in offshore markets.

EMEA revenues increased $11.6 million, or 14.6%, for the six months ended June 30, 2004, compared to the same period in 2003. Similar to recent quarters, EMEA revenues for 2004 experienced a $9.1 million benefit from the stronger Euro compared to the same period in 2003. Excluding this foreign currency benefit, EMEA revenues would have increased $2.5 million compared with last year reflecting an improvement in call volumes. This increase also included the recognition of deferred revenues of $0.8 million related to a former client.

Direct Salaries and Related Costs

Direct salaries and related costs increased $3.4 million, or 2.2%, to $157.3 million for the six months ended June 30, 2004, from $153.9 million in the comparable 2003 period. As a percentage of revenues, direct salaries and related costs increased to 67.1% for the six months ended June 30, 2004, from 65.1% for the comparable 2003 period. This increase was primarily attributable to higher staffing and training costs associated with the build-out offshore related to the migration of call volumes and certain duplicative costs as we simultaneously ramp-down U.S. customer contact management centers, termination costs related to the consolidation of two European customer contact management centers and higher auto tow claim costs due to the severe Canada winter associated with our automotive program in Canada. We expect that we will continue to experience an increase in staffing and training costs in 2004 associated with this migration offshore. Although the strengthening Euro positively impacted revenues, it negatively impacted direct salaries and related costs for the six months ended June 30, 2004 by approximately $6.1 million compared to the same period in 2003.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

General and Administrative

General and administrative expenses increased $3.8 million, or 4.8%, to $82.6 million for the six months ended June 30, 2004, from $78.8 million in the comparable 2003 period. As a percentage of revenues, general and administrative expenses increased to 35.2% for the six months ended June 30, 2004, from 33.4% for the comparable 2003 period. This increase was primarily attributable to higher lease costs, utilities, maintenance costs associated with expansion of offshore facilities, telephone, higher compliance costs related to the Sarbanes-Oxley Act partially due to strengthening of the management team partially offset by lower insurance costs, additional depreciation expense of $1.0 million recognized in the first quarter of 2003 related to the expiration of two technology client contracts, bad debts and technology related costs. We expect that we will continue to experience higher operating costs in 2004 associated with this migration offshore. Although the strengthening Euro positively impacted revenues, it negatively impacted general and administrative expenses for the six months ended June 30, 2004 by approximately $2.6 million compared to the same period in 2003.

Net (Gain) Loss on Disposal of Property and Equipment

The net gain on disposal of property and equipment of $4.1 million for the six months ended June 30, 2004 included a $2.7 million net gain on the sale of our Klamath Falls, Oregon facility, a $0.1 million net gain on the sale of a parcel of land at our Pikeville, Kentucky facility and a $1.5 million net gain on the sale of our Eveleth, Minnesota facility, offset by a $0.2 million loss on disposal of property and equipment. This compares to a $0.2 million loss on disposal of property and equipment for the comparable 2003 period.

Other Income

Other income was $3.1 million for the six months ended June 30, 2004, compared to $0.7 million for the comparable 2003 period. The increase of $2.4 million was primarily attributable to a $0.6 million increase in interest earned on cash and cash equivalents net of interest expense including $0.8 million of interest received on a foreign income tax refund and a $1.8 million increase in foreign currency translation gains net of losses including $0.7 million related to the liquidation of a foreign entity. Other income excludes the effects of cumulative translation effects included in Accumulated Other Comprehensive Loss in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Provision for Income Taxes

The provision for income taxes of $0.6 million for the six months ended June 30, 2004 was based upon pre-tax book income of $1.9 million, compared to $1.4 million for the comparable 2003 period based upon pre-tax book income of $4.2 million. The effective tax rate was 30.0% for the six months ended June 30, 2004 and 34.0% for the comparable 2003 period. This decrease in the effective tax rate resulted from a shift in our mix of earnings within tax jurisdictions and the related effects of permanent differences, state income taxes, foreign income tax rate differentials (including tax holiday jurisdictions), requisite valuation allowances and the reversal of certain specific tax contingency reserves.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Net Income

As a result of the foregoing, we experienced a loss from operations for the six months ended June 30, 2004 of $1.2 million, an increase of $4.6 million from the comparable 2003 period. This increase in the loss from operations was principally attributable to a $1.7 million decrease in revenues, a $3.4 million increase in direct salaries and related costs and a $3.8 million increase in general and administrative costs offset by a $4.3 million increase in net gain on disposal of property and equipment, as previously discussed. The $4.6 million increase in loss from operations was offset by a $2.4 million increase in other income and a $0.8 million lower tax provision, resulting in net income of $1.3 million for the six months ended June 30, 2004, a decline of $1.4 million, compared to the same period in 2003.

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

On August 5, 2002, the Company’s Board of Directors authorized the purchase of up to three million shares of its outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the six months ended June 30, 2004, the Company had repurchased approximately 1.0 million common shares under the 2002 repurchase program at prices ranging between $5.55 and $7.26 per share for a total cost of $6.7 million.

During the six months ended June 30, 2004, we used $1.5 million in cash for operating activities and received $0.3 million in cash from issuance of stock and $6.3 million in cash from the sale of facilities, property and equipment. Further, we used $16.8 million in funds for capital expenditures and $6.7 million to repurchase stock in the open market resulting in a $21.5 million decrease in available cash (including the effects of international currency exchange rates on cash of $3.1 million).

Net cash flows used for operating activities for the six months ended June 30, 2004 were $1.5 million, compared to net cash flows provided by operating activities of $4.2 million for the comparable 2003 period. The $5.7 million decrease in net cash flows from operating activities was due to a decrease in net income of $1.4 million, a net decrease in non-cash reconciling items of $4.2 million such as depreciation and amortization, deferred income taxes, net gain or loss on disposal of property and equipment, termination costs and foreign exchange gain and a net change in assets and liabilities of $0.1 million. This $0.1 million net change was principally a result of a $5.7 million decrease in income taxes payable offset by a $5.6 million increase in deferred revenue, other payables and accrued liabilities.

Capital expenditures, which are generally funded by cash generated from operating activities and borrowings available under our credit facilities, were $16.8 million for the six months ended June 30, 2004, compared to $12.4 million for the comparable 2003 period, an increase of $4.4 million, which was driven primarily by offshore expansion. During the six months ended June 30, 2004, approximately 95% of the capital expenditures were the result of investing in new and existing customer contact management centers, primarily offshore, and 5% was expended primarily for maintenance and systems infrastructure. In 2004, we anticipate capital expenditures in the range of $20.0 million to $25.0 million.

One primary source of future cash flows from financing activities is from borrowings under our $50.0 million revolving credit facility (the “Credit Facility”), subject to certain borrowing limitations. Pursuant to the terms of the

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis Financial Condition of
and Results of Operations

Results of Operations (continued)

Liquidity and Capital Resources (continued)

Credit Facility, the amount of $50.0 million may be increased up to a maximum of $100.0 million with the prior written consent of the lenders. The $50.0 million Credit Facility includes a $10.0 million swingline subfacility, a $15.0 million letter of credit subfacility and a $40.0 million multi-currency subfacility.

The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including strategic acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at our option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 2.25%. In addition, a commitment fee of up to 0.50% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2007, are secured by a pledge of 65% of the stock of each of our active direct foreign subsidiaries, or alternatively for any such subsidiary, a pledge of all indebtedness of such subsidiary (and its subsidiaries) to us. The Credit Facility prohibits us from incurring additional indebtedness, subject to certain specific exclusions. There were no outstanding balances on the Credit Facility as of June 30, 2004. At June 30, 2004, we were in compliance with all loan requirements of the Credit Facility. At June 30, 2004, we had $70.6 million in cash, of which approximately $61.0 million was held in international operations and may be subject to additional taxes if repatriated to the United States.

We believe that our current cash levels, accessible funds under our credit facilities and cash flows from future operations will be adequate to meet anticipated working capital needs, future debt repayment requirements (if any), continued expansion objectives, anticipated levels of capital expenditures for the foreseeable future and stock repurchases.

Off-Balance Sheet Arrangements and Other

At June 30, 2004, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis Financial Condition of
and Results of Operations

Results of Operations (continued)

Critical Accounting Policies and Estimates (continued)

property, the amount of revenue recognized would be adjusted accordingly. Deferred grants totaled $24.8 million as of June 30, 2004. Income from operations includes amortization of the deferred grants of $0.5 million and $1.4 million for the three and six months ended June 30, 2004, respectively, and $0.7 million and $1.5 million for the three and six months ended June 30, 2003, respectively.

•	We maintain allowances for doubtful accounts of $4.2 million as of June 30, 2004, or 4.8% of trade receivables, for estimated losses arising from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required which would reduce income from operations.

•	We maintain a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized. Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, our estimate of future taxable income and any applicable tax-planning strategies. As of June 30, 2004, we maintained a valuation allowance in the amount necessary to reduce primarily foreign deferred tax assets, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. In addition, as of June 30, 2004, we determined a valuation allowance was necessary to reduce the tax benefit of the 2004 U.S. net operating loss. The recoverability of the remaining net deferred tax assets is dependent upon future profitability within each tax jurisdiction. As of June 30, 2004, based on our estimates of future taxable income and any applicable tax-planning strategies within these tax jurisdictions, we believe that it is more likely than not that all of these deferred tax assets will be realized.

•	We hold a minority interest in SHPS, Incorporated as a result of the sale of a 93.5% ownership interest in June 2000. We account for the remaining interest at cost, which was $2.1 million as of June 30, 2004. We will record an impairment charge or loss if we believe the investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

•	We review long-lived assets, which had a carrying value of $107.6 million as of June 30, 2004, including goodwill and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge or loss to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

•	Self-insurance related liabilities of $0.9 million as of June 30, 2004 include estimates for, among other things, projected settlements for known and anticipated claims for worker’s compensation and employee health insurance. Key variables in determining such estimates include past claims history, number of covered employees and projected future claims. We periodically evaluate and, if necessary, adjust the estimates based on information currently available. Revisions to these estimates, which could result in adjustments to the liability and additional charges, would be recorded in the period when such adjustments or charges are known.

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment evaluations for securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step test to evaluate whether an investment is other-than-temporarily impaired. The recognition and measurement guidance is effective for reporting periods beginning after June 15, 2004. Certain quantitative and qualitative disclosures for SFAS No. 115 securities were effective for fiscal years ending after December 15, 2003. Disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. The adoption of EITF No. 03-1 is not expected to have a material impact on our financial condition, results of operations or cash flows.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in non-U.S. currency exchange rates. We are exposed to non-U.S. exchange rate fluctuations as the financial results of non-U.S. subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact overall expected profitability. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in accumulated other comprehensive loss in shareholders’ equity. Movements in non-U.S. currency exchange rates may affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. Periodically, we use foreign currency forward contracts to hedge intercompany receivables and payables, and transactions initiated in the United States that are denominated in foreign currency. The principal foreign currency hedged is the Euro using foreign currency forward contracts ranging in periods from one to three months. Foreign exchange forward contracts are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized in the current period, as we do not designate our foreign exchange forward contracts as accounting hedges.

As of June 30, 2004 we had one outstanding forward Euro contract with a notional amount of $2.7 million and a contract exchange rate of 1.208. The unrealized loss related to this hedge for the three months ended June 30, 2004 was immaterial.

Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facility. Based on our level of variable rate debt outstanding during the six months ended June 30, 2004, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would not have had a material impact on our annual interest expense.

At June 30, 2004, we had no debt outstanding at variable interest rates. We have not historically used derivative instruments to manage exposure to changes in interest rates.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Result of Operations (continued)

Item 3 - Quantitative and Qualitative Disclosures About Market Risk (continued)

Fluctuations in Quarterly Results

For the year ended December 31, 2003, quarterly revenues as a percentage of total consolidated annual revenues were approximately 26%, 25%, 25% and 24%, respectively, for each of the respective quarters of the year. We have experienced and anticipate that in the future we will continue to experience variations in quarterly revenues. The variations are due to the timing of new contracts and renewal of existing contracts, the timing of the expenses incurred to support new business, the timing and frequency of client spending for customer contact management services, non-U.S. currency fluctuations, and the seasonal pattern of customer contact management support and fulfillment services.

Item 4 - Controls and Procedures

As of June 30, 2004, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended. We concluded that our disclosure controls and procedures were generally effective as of June 30, 2004, except as noted below, such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2004, we inadvertently failed to file in a timely manner a current report on Form 8-K for a press release, dated May 3, 2004, disclosing our financial results for the three-month period ended March 31, 2004. The Form 8-K was subsequently filed with the SEC on August 3, 2004. Based upon a review of the effectiveness of the design and operation of the disclosure controls and procedures that monitor the timely filing of information required by the SEC, we have made certain modifications to ensure that such controls and procedures are now effective.

There were no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2004

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

Item 2 – Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

Below is a summary of stock repurchases for the quarter ended June 30, 2004 (in thousands, except average price per share). See Note 8, Earnings Per Share, to the Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

				Maximum
			Total Number of	Number Of
			Shares Purchased	Shares That May
			as Part of	Yet Be
	Total Number of		Publicly	Purchased
	Shares	Average Price	Announced Plans	Under Plans or
Period	Purchased (1)	Paid Per Share	or Programs	Programs
April 1, 2004 – April 30, 2004	—	—	—	2,363
May 1, 2004 – May 31, 2004	476	$6.02	1,113	1,887
June 1, 2004 – June 30, 2004	483	$6.34	1,596	1,404

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3 million with no expiration date.

In May 2004, the Board of Directors approved a new 2004 Non-Employee Director Fee Plan (the “2004 Fee Plan”), subject to shareholder approval at the 2005 Annual Shareholders’ Meeting. The Board determined that the 2004 Fee Plan would replace and supercede the 1996 Non-Employee Director Fee Plan, and would be used in lieu of the 2004 Nonemployee Director Stock Option Plan (the “2004 Option Plan”), which was discussed in the Company’s proxy materials for the 2004 annual shareholders’ meeting and approved by the shareholders at the 2004 annual meeting. Therefore, no options have been awarded under the 2004 Option Plan, and none will be awarded under that plan if the 2004 Fee Plan is approved by the shareholders at the 2005 annual meeting.

If the 2004 Fee Plan is not approved by the shareholders at the 2005 annual meeting, the nonemployee Directors will receive the stock options provided for in the 2004 Option Plan, beginning with the award each would receive under that plan on the day following the 2005 annual meeting. In such event, the Board also has indicated that it would grant to each of the nine nonemployee Directors who had been serving on the board prior to the 2004 annual meeting an additional award of stock options to make up for the options that otherwise would have been granted under the 2004 Option Plan on the day after the 2004 annual meeting. Such additional option awards would vest on the later of the date of grant or May 8, 2005, as the award of stock options that would have been granted under the 2004 Option Plan on the day after the 2004 annual meeting would have vested on May 8, 2005. Also, in such event, the Board has indicated that it would grant to Mr. Iain Macdonald, who was first elected to the Board at the 2004 annual meeting, an additional award of stock options to make up for the options that otherwise would have been granted to him under the 2004 Option Plan on the day of the 2004 annual meeting. Such options would vest one-third on the later of the date of grant or May 8, 2005, one-third on May 7, 2005 and one-third on May 7, 2006, as the award of stock options that would have been granted to him the 2004 Option Plan on the day of the 2004 annual meeting would have become exercisable in equal thirds on the first three anniversaries of the date of the 2004 annual meeting.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2004

Part II – OTHER INFORMATION (continued)

Item 2 – Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities (continued)

The 2004 Fee Plan provides that all new non-employee Directors joining the Board will receive an initial grant of common stock units (“CSUs”) on the date the new Director is appointed or elected, the number of which will be determined by dividing a dollar amount to be determined from time to time by the Board (initially set at $30,000) by an amount equal to 110% of the average closing prices of the Company’s common stock for the five trading days prior to the date the new Director is appointed or elected. The initial grant of CSUs will vest in three equal installments, one-third on the date of each of the following three annual shareholders’ meetings.

Additionally, the new Plan provides that each nonemployee Director who was serving as a Director immediately prior to each annual shareholders’ meeting will receive, on the day after the annual meeting, an annual retainer for service as a nonemployee Director, the amount of which shall be determined from time to time by the Board. The Board increased the amount of the annual retainer from $25,000 to $50,000. Under the 2004 Fee Plan, the annual retainer will be paid 75% in CSUs and $25% in cash. Previously, the annual retainer was payable one-half in cash and one-half in CSUs. The number of CSUs to be granted under the 2004 Fee Plan will be determined by dividing the amount of the annual retainer by an amount equal to 105% of the average of the closing prices for the Company’s common stock on the five trading days preceding the award date (the day after the annual meeting). The annual grant of CSUs will vest in two equal installments, one-half on the date of each of the following two annual shareholders’ meetings.

With respect to all CSUs awarded under the 2004 Fee Plan, on the date each CSU vests the Director will become entitled to receive a share of the Company’s common stock. All CSUs will automatically vest upon the termination of a Director’s service as a Director, whether by reason of death, retirement, resignation, removal or failure to be reelected at the end of his or her term.

On May 8, 2004, Iain Macdonald, who was newly elected to the Board at the 2004 annual meeting, received an award of 4,822 CSUs under the 2004 Fee Plan for his initial grant of $30,000 worth of CSUs upon joining the Board, as well as an award of 6,315 CSUs for the $37,500 worth of CSUs payable as part of his annual retainer of $50,000 for the coming year. Mr. Macdonald’s 4,822 CSUs relating to his initial award will vest in three equal installments on the dates of the 2005, 2006 and 2007 annual meetings. His 6,315 CSUs relating to his annual retainer award will vest in two equal installments on the dates of the 2005 and 2006 annual meetings.

Also on May 8, 2004, each of the nine nonemployee Directors who had been serving on the board prior to the 2004 annual meeting received an award of 4,942 CSUs for $29,349 of their annual retainer of $50,000 for the coming year. This amount is net of the portion of the $25,000 annual retainer paid to these nonemployee Directors in CSUs in January 2004 under the 1996 Nonemployee Director Fee Plan, which was in effect until the adoption of the 2004 Fee Plan. Under the 1996 Plan, the annual retainer was paid in advance at the beginning of each calendar year; therefore, a portion of the $12,500 paid to these Directors in January in CSUs, equal to the number of days from May 8, 2004 to December 31, 2004, was applied against the $37,500 worth of CSUs payable under the 2004 Fee Plan on May 8, 2004. These additional CSUs will vest in two equal installments on the dates of the 2005 and 2006 annual meetings.

In all, an aggregate of 55,615 CSUs were awarded to the non-employee Directors on May 8, 2004, under the 2004 Fee Plan. The CSUs were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2004

     Item 4 – Submission of Matters to a Vote of Security Holders

a.	The Annual Meeting of Shareholders was held on May 7, 2004.

b.	The following members of the Board of Directors were re-elected to fill a vacancy in Class I and to serve until the 2005 Annual Meeting and until their successors are elected and qualified:

	For	Against	Abstain
H. Parks Helms	37,476,841	—	1,764,558
Linda McClintock-Greco, M.D.	38,685,317	—	556,082

The following members of the Board of Directors were re-elected to fill a vacancy in Class II and to serve until the 2007 Annual Meeting and until their successors are elected and qualified:

	For	Against	Abstain
Mark C. Bozek	38,687,305	—	554,094
Lt. Gen. Michael DeLong, (Retired)	39,042,797	—	198,602
Paul L. Whiting	38,937,649	—	303,750
Iain A. Macdonald	39,043,972	—	197,427

The following are the members of the Board of Directors whose term of office as a director continued after the meeting:

John H. Sykes	Furman P. Bodenheimer, Jr.
Ernest J. Milani	William J. Meurer
Gordon H. Loetz

c.	The following additional matters were voted upon at the Annual Meeting of Shareholders:

The proposal to approve the 2004 Non-Employee Director Stock Option Plan was approved as follows:

For	Against	Abstain	Broker Non-Votes
19,028,367	11,707,907	27,537	8,477,588

The proposal to ratify Deloitte & Touche as the principal independent public accountants for the year 2004 was approved as follows:

For	Against	Abstain
38,897,179	327,107	17,113

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2004

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

The following documents are filed as an exhibit to this Report:

10.1	2004 Non-Employee Director Fee Plan. *

10.2	Employment Agreement, dated as of March 6, 2004, between Sykes Enterprises, Incorporated and W. Michael Kipphut. *

10.3	Amendment Number 1, dated as of May 7, 2004, to Exhibit “A” to the Employment Agreement between Sykes Enterprises, Incorporated and Charles E. Sykes, dated as of January 1, 2004. *

10.4	Employment Agreement, dated as of June 15, 2004, between Sykes Enterprises, Incorporated and David L. Pearson. *

15	Letter regarding unaudited interim financial information.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

*	Indicates management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

We filed the following report on Form 8-K during the quarter ended June 30, 2004:

We filed a current report on Form 8-K, dated May 10, 2004, with the Securities and Exchange Commission on May 10, 2004, reporting under Item 5, the filing of a press release announcing the appointment of Charles E. Sykes as President of the Company, in addition to his position as Chief Operating Officer, and the election of Iain Macdonald to the Company’s Board of Directors.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED (Registrant)
August 6, 2004	By:	Date:/s/ W. Michael Kipphut
W. Michael Kipphut
Group Executive, Senior Vice President – Finance (Principal Financial and Accounting Officer)

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2004

EXHIBIT INDEX

Exhibit
Number
10.1	2004 Non-Employee Director Fee Plan. *

10.2	Employment Agreement, dated as of March 6, 2004, between Sykes Enterprises, Incorporated and W. Michael Kipphut. *

10.3	Amendment Number 1, dated as of May 7, 2004, to Exhibit “A” to the Employment Agreement between Sykes Enterprises, Incorporated and Charles E. Sykes, dated as of January 1, 2004. *

10.4	Employment Agreement, dated as of June 15, 2004, between Sykes Enterprises, Incorporated and David L. Pearson. *

15	Letter regarding unaudited interim financial information.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

*	Indicates management contract or compensatory plan or arrangement.