Form 10-Q
period 2004-09-30
SYKES ENTERPRISES INC
filed 2004-11-09
CIK 1010612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

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

Yes  [X ]    No   [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  [X ]    No   [  ]

As of October 29, 2004, there were 39,176,624 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

INDEX

Page
No.
Part I. Financial Information
Item 1. Financial Statements and Report of Independent Registered Public Accounting Firm
Condensed Consolidated Balance Sheets September 30, 2004 and December 31, 2003 (Unaudited)	3
Condensed Consolidated Statements of Operations Three and nine months ended September 30, 2004 and 2003 (Unaudited)	4
Condensed Consolidated Statements of Changes in Shareholders’ Equity Nine months ended September 30, 2003, three months ended December 31, 2003 and nine months ended September 30, 2004 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows Nine months ended September 30, 2004 and 2003 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Report of Independent Registered Public Accounting Firm	22
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	35
Part II. Other Information
Item 1. Legal Proceedings	36
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	36
Item 6. Exhibits	36
Signature	37
Ex-15 Letter Regarding Unaudited Interim Financial Information
Ex-31.1 Section 302 CEO Certification
Ex-31.2 Section 302 CFO Certification
Ex-32.1 Section 906 CEO Certification
Ex-32.2 Section 906 CFO Certification

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements and Report of Independent Registered Public Accounting Firm.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except per share data)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$82,437	$92,085
Receivables, net	82,801	82,415
Prepaid expenses and other current assets	11,771	11,813

Total current assets	177,009	186,313
Property and equipment, net	95,504	107,194
Goodwill, net	5,134	5,085
Deferred charges and other assets	19,758	19,583

	$297,405	$318,175

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$22	$87
Accounts payable	12,350	17,706
Accrued employee compensation and benefits	31,938	30,869
Income taxes payable	544	4,921
Other accrued expenses and current liabilities	14,668	14,226

Total current liabilities	59,522	67,809
Deferred grants	21,124	27,369
Deferred revenue	20,688	19,835
Other long-term liabilities	2,299	2,330

Total liabilities	103,633	117,343

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 43,822 and 43,771 shares issued	438	438
Additional paid-in capital	163,808	163,511
Retained earnings	83,903	81,513
Accumulated other comprehensive loss	(2,891)	(208)

	245,258	245,254
Treasury stock at cost; 4,644 shares and 3,557 shares	(51,486)	(44,422)

Total shareholders’ equity	193,772	200,832

	$297,405	$318,175

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except for per share data)	2004	2003	2004	2003

Revenues	$111,507	$119,912	$346,000	$356,147

Operating expenses:
Direct salaries and related costs	70,578	76,506	227,834	230,370
General and administrative	41,338	39,862	123,929	118,644
Net gain on disposal of property and equipment	(2,874)	(1,736)	(7,009)	(1,548)
Reversal of restructuring and other charges	—	(200)	—	(200)

Total operating expenses	109,042	114,432	344,754	347,266

Income from operations	2,465	5,480	1,246	8,881

Other income (expense):
Interest, net	117	340	1,376	977
Other	(112)	150	1,731	264

Total other income (expense)	5	490	3,107	1,241

Income before provision for income taxes	2,470	5,970	4,353	10,122
Provision for income taxes	1,398	2,039	1,963	3,450

Net income	$1,072	$3,931	$2,390	$6,672

Net income per share:
Basic	$0.03	$0.10	$0.06	$0.17

Diluted	$0.03	$0.10	$0.06	$0.17

Weighted average shares:
Basic	39,189	40,307	39,746	40,341

Diluted	39,259	40,491	39,870	40,426

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity
Nine Months Ended September 30, 2003, Three Months Ended December 31, 2003 and
Nine Months Ended September 30, 2004
(Unaudited)

	Common				Accumulated
	Stock	Common	Additional		Other
	Shares	Stock	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Amount	Capital	Earnings	Income (Loss)	Stock	Total

Balance at January 1, 2003	43,491	$435	$162,117	$72,208	$(11,101)	$(41,314)	$182,345
Issuance of common stock	131	1	458	—	—	—	459
Purchase of treasury stock	—	—	—	—	—	(1,979)	(1,979)
Comprehensive income	—	—	—	6,672	6,117	—	12,789

Balance at September 30, 2003	43,622	436	162,575	78,880	(4,984)	(43,293)	193,614
Issuance of common stock	149	2	708	—	—	—	710
Purchase of treasury stock	—	—	—	—	—	(1,129)	(1,129)
Tax benefit from exercise of stock options	—	—	228	—	—	—	228
Comprehensive income	—	—	—	2,633	4,776	—	7,409

Balance at December 31, 2003	43,771	438	163,511	81,513	(208)	(44,422)	200,832
Issuance of common stock	51	—	297	—	—	—	297
Purchase of treasury stock	—	—	—	—	—	(7,064)	(7,064)
Comprehensive income (loss):
Net income for the nine months ended September 30, 2004	—	—	—	2,390	—	—	2,390
Foreign currency translation adjustment	—	—	—	—	(2,049)	—	(2,049)
Less: foreign currency translation gain included in net income (no tax effect)	—	—	—	—	(634)	—	(634)

Comprehensive income (loss)							(293)

Balance at September 30, 2004	43,822	$438	$163,808	$83,903	$(2,891)	$(51,486)	$193,772

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2004 and September 30, 2003
(Unaudited)

(in thousands)	2004	2003

Cash flows from operating activities:
Net income	$2,390	$6,672
Depreciation and amortization	23,194	22,965
Deferred income tax provision	—	465
Net gain on disposal of property and equipment	(7,009)	(1,548)
Termination costs associated with exit activities	1,684	—
Foreign exchange gain on liquidation of foreign entity	(680)	—
Reversal of restructuring and other charges	—	(200)
Bad debt expense (recoveries)	(206)	397
Changes in assets and liabilities:
Receivables	(4,284)	(12,472)
Prepaid expenses and other current assets	128	(2,103)
Deferred charges and other assets	(150)	(557)
Accounts payable	(5,352)	(1,418)
Income taxes receivable/ payable	174	7,419
Accrued employee compensation and benefits	1,224	(1,955)
Other accrued expenses and current liabilities	385	(3,106)
Deferred revenue	(940)	(641)
Other long-term liabilities	(348)	2

Net cash provided by operating activities	10,210	13,920

Cash flows from investing activities:
Capital expenditures	(21,500)	(20,611)
Proceeds from sale of facilities	9,695	2,000
Proceeds from sale of property and equipment	87	31
Other	—	(3)

Net cash used for investing activities	(11,718)	(18,583)

Cash flows from financing activities:
Paydowns under revolving line of credit agreements	—	(1,600)
Borrowings under revolving line of credit agreements	—	1,600
Payments of long-term debt	(64)	(32)
Proceeds from issuance of stock	297	459
Purchase of treasury stock	(7,064)	(1,979)

Net cash used for financing activities	(6,831)	(1,552)

Effects of exchange rates on cash	(1,309)	4,649

Net decrease in cash and cash equivalents	(9,648)	(1,566)
Cash and cash equivalents – beginning	92,085	79,480

Cash and cash equivalents – ending	$82,437	$77,914

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$215	$383
Income taxes	$7,522	$7,877

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2004 and September 30, 2003
(Unaudited)

Sykes Enterprises, Incorporated and consolidated subsidiaries (“Sykes” or the “Company”) provides outsourced customer contact management solutions and services in the business process outsourcing (“BPO”) arena to companies, primarily within the communications, technology/consumer, financial services, healthcare, and transportation and leisure industries. Sykes provides flexible, high quality outsourced customer contact management services with an emphasis on inbound technical support and customer service. Utilizing Sykes’ integrated onshore/offshore global delivery model, Sykes provides its services through multiple communications channels encompassing phone, e-mail, Web and chat. Sykes complements its outsourced customer contact management services with various enterprise support services in the United States that encompass services for a company’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, Sykes also provides fulfillment services including multilingual sales order processing via the Internet and phone, inventory control, product delivery and product returns handling. The Company has operations in two geographic regions entitled (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, in which the client base is primarily companies in the United States that are using the Company’s services to support their customer management needs; and (2) EMEA, which includes Europe, the Middle East, and Africa.

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In addition, certain reclassifications have been made for consistent presentation. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission (“SEC”).

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

In accordance with APB No. 25, as discussed in Note 10, Non-Employee Director Fee Plan, the Company applies variable plan accounting for grants of common stock units issued under the 2004 Non-Employee Director Fee Plan and recognizes compensation cost over the vesting period.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2004 and September 30, 2003
(Unaudited)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies - (continued)

Stock-Based Compensation (continued)

If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Income:
Net income as reported	$1,072	$3,931	$2,390	$6,672
Pro forma reversal of compensation expense due to forfeitures, net of tax	187	—	—	—
Pro forma compensation expense, net of tax	—	(134)	(310)	(1,275)

Pro forma net income	$1,259	$3,797	$2,080	$5,397

Net Income Per Share:
Basic, as reported	$0.03	$0.10	$0.06	$0.17
Basic, pro forma	$0.03	$0.09	$0.05	$0.13
Diluted, as reported	$0.03	$0.10	$0.06	$0.17
Diluted, pro forma	$0.03	$0.09	$0.05	$0.13

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

Property and Equipment - The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets.

Currently, the Company has closed several customer contact management centers, which are held for sale, and expects it may close additional centers in the future as a result of the client migration of call volumes from the U.S. to the Company’s offshore operations, including Latin America and the Asia Pacific Rim, and the overall reduction in customer call volumes in the United States and Europe. As of September 30, 2004, the Company determined that its property and equipment, including those at the previously referenced customer contact management centers, were

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2004 and September 30, 2003
(Unaudited)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies - (continued)

Property and Equipment (continued)

not impaired. During the nine months ended September 30, 2004, certain assets of these closed centers, with a carrying value of $12.4 million as of September 30, 2004 and included in “Property and equipment, net” in the accompanying Condensed Consolidated Balance Sheet, were reclassified as held for sale. The carrying value of these assets is offset by the related deferred grants of $8.6 million as of September 30, 2004 and included in “Deferred grants” in the accompanying Condensed Consolidated Balance Sheet. Upon reclassification as held for sale, the Company discontinued depreciating these assets and amortizing the related deferred grants. Property and equipment is classified as held for sale in the period in which management commits to a plan to sell the asset, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, it is probable that the asset will be sold in a reasonable period of time, and it is unlikely that significant changes to the plan to sell the asset will be made or that the plan will be withdrawn.

On December 31, 2003, the Company sold the land and building related to its Eveleth, Minnesota facility for $2.3 million, for which the Company received $0.3 million cash and a $2.0 million note receivable, resulting in a net pre-tax gain of $1.7 million recognized over the term of the note using the installment sales method of accounting. Accordingly, the Company recognized $0.2 million of the $1.7 million net pre-tax gain on the sale of the Eveleth facility in 2003 and the remaining $1.5 million in the second quarter of 2004.

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

Accordingly, the net pre-tax gains on the sale of these facilities of $2.8 million related to the Hays facility and $7.1 million related to the Eveleth, Klamath, Pikeville and Hays facilities are included in “Net gain (loss) on disposal of property and equipment” in the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2004, respectively.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2004 and September 30, 2003
(Unaudited)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies - (continued)

Property and Equipment (continued)

On June 8, 2004, the Company leased the land, building and its contents related to its Manhattan, Kansas facility to an unrelated third party effective August 1, 2004 for a period of 5 years, cancelable by the lessee at the end of each year for varying penalties not exceeding one year’s rent. As of September 30, 2004, the leased property consists of the following (in thousands):

Amount
Building and improvements, net of deferred grants of $2.4 million	$78
Equipment, furniture and fixtures	3,911

3,989
Less accumulated depreciation	(3,781)

$208

Future minimum rental payments, including penalties for failure to renew, to be received on non-cancelable operating leases are contractually due as follows as of September 30, 2004 (in thousands):

Year Ending
December 31,	Amount
2004	$131
2005	831

$962

In September 2004, the facility located in Marianna, Florida experienced significant damage to the building and its contents as a result of Hurricane Ivan. Currently, the Company is working with its property insurance company in assessing the damage and the costs to clean up the facility. The Company believes the losses related to Hurricane Ivan will be recovered through insurance and expects to settle the claim by December 31, 2004. As a result, the Company recognized a receivable from the insurance company of $1.3 million relating to the $0.8 million write-off of the building and most of its contents and the $0.5 million estimated costs to clean up the facility. This $1.3 million receivable, which is included in “Receivables, net” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2004, excludes the net carrying value of equipment totaling $0.4 million that is still being evaluated for damage by the Company. In addition, the insurance company advanced $0.5 million to the Company for out-of-pocket costs related to the hurricane damage. For the three months ended September 30, 2004, out-of-pocket costs totaled $0.1 million. The remaining advance of $0.4 million for out-of-pocket costs and the $0.5 million estimated obligation for clean up costs are included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2004.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2004 and September 30, 2003
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

Unrealized and realized gains or losses related to foreign exchange forward contracts for the three and nine months ended September 30, 2004 were immaterial.

Recent Accounting Pronouncements – In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft proposing to amend SFAS No. 123 and SFAS No. 95, “Statement of Cash Flows” which provide the current guidance on accounting for stock options and related items. The proposed standard would eliminate the choice of accounting for such transactions under APB No. 25 and instead generally require that share-based payments be accounted for using a fair-value based method beginning in 2005. In October 2004, the FASB staff recommended that the proposed standard become effective for fiscal quarters beginning after June 15, 2005. The Company is currently evaluating the impact of this proposed standard on its financial condition, results of operations, and cash flows.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment evaluations for securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step test to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB delayed the effective date of the recognition and measurement provisions of EITF No. 03-1. However, the disclosure provisions remain effective for fiscal years ending after June 15, 2004. The adoption of the recognition and measurement provisions of EITF No. 03-1 is not expected to have a material impact on the financial condition, results of operations or cash flows of the Company.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2004 and September 30, 2003
(Unaudited)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies - (continued)

Recent Accounting Pronouncements (continued)

In June 2004, the EITF reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting should be applied to investments when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The effective date of EITF 02-14 is the first reporting period beginning after September 15, 2004. The adoption of EITF No. 02-14 is not expected to have a material impact on the financial condition, results of operations or cash flows of the Company.

Reclassifications - Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

Note 2 – Liquidation of a Foreign Subsidiary

In April 2004, related to the Company’s efforts to realign the EMEA cost structure with current business levels, the Company proposed a liquidation plan to close its operations in Turkey. Accordingly, the Company transferred one remaining contract to other Sykes’ subsidiaries and shutdown the operations. In May 2004, the Company substantially completed the liquidation of its net investment in Turkey. As a result, the net effect of the translation gains and losses of $0.7 million was recognized as a gain on liquidation of a foreign entity and included in “Other income” in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2004. Due to the immaterial amounts, the financial data related to the Company’s net investment in Turkey has not been classified as discontinued operations.

The Company’s net losses from Turkey’s operations, excluding the $0.7 million previously mentioned foreign translation gain, were $0.3 million for the nine months ended September 30, 2004 and breakeven for the comparable 2003 period. Turkey’s net assets included in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003, were $0.2 million and $0.8 million, respectively.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2004 and September 30, 2003
(Unaudited)

Note 3 – Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes rules for the reporting of comprehensive income and its components. Total comprehensive (loss) income was $2.8 million and $4.3 million for the three months ended September 30, 2004 and 2003, respectively, and $(0.3) million and $12.8 million for the nine months ended September 30, 2004 and 2003, respectively.

Note 4 – Termination Costs Associated with Exit Activities

During the first quarter of 2004, the Company determined to reduce costs by consolidating and closing two European customer contact management centers in Germany. The plan was substantially completed by the end of the second quarter of 2004. In connection with these closures, the Company terminated 240 employees and accrued over their remaining service period, based on the fair value as of the termination date, an estimated liability for termination costs of $1.7 million. Termination costs of $1.7 million are included in “Direct salaries and related costs” in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2004. Cash payments totaled $0.1 million and $1.7 million during the three and nine month periods ended September 30, 2004, respectively.

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
Nine months ended September 30, 2004 and September 30, 2003
(Unaudited)

Note 5 – Restructuring and Other Charges (continued)

2002 Charges (continued)

The following tables summarize the 2002 plan accrued liability for restructuring and other charges and related activity in 2004 and 2003 (in thousands):

	Balance at		Other	Balance at
	July 1,	Cash	Non-Cash	September 30,
Three Months ended September 30, 2004:	2004	Outlays	Changes	2004 (1)

Severance and related costs	$106	$—	$—	$106
Lease termination costs	144	(82)	—	62
Other restructuring costs	434	(30)	—	404

Total	$684	$(112)	$—	$572

	Balance at		Other	Balance at
	July 1,	Cash	Non-Cash	September 30,
Three Months ended September 30, 2003:	2003	Outlays	Changes (3)	2003

Severance and related costs	$1,472	$(440)	$—	$1,032
Lease termination costs	1,049	(589)	—	460
Other restructuring costs	928	(429)	(23)	476

Total	$3,449	$(1,458)	$(23)	$1,968

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	September 30,
Nine Months ended September 30, 2004:	2004	Outlays	Changes (2)	2004 (1)

Severance and related costs	$106	$—	$—	$106
Lease termination costs	342	(280)	—	62
Other restructuring costs	545	(150)	9	404

Total	$993	$(430)	$9	$572

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	September 30,
Nine Months ended September 30, 2003:	2003	Outlays	Changes (3)	2003

Severance and related costs	$4,696	$(3,664)	$—	$1,032
Lease termination costs	1,827	(1,367)	—	460
Other restructuring costs	1,852	(1,353)	(23)	476

Total	$8,375	$(6,384)	$(23)	$1,968

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet, except $0.1 million of severance and related costs which is included in “Accrued employee compensation and benefits”.

(2)	During 2004, the Company recorded additional severance and related costs associated with the closure of one of the European customer contact management centers.

(3)	Reversal of the remaining site closure costs for the Scottsbluff, Nebraska facility sold on September 30, 2003.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2004 and September 30, 2003
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

The following table summarizes the 2001 plan accrued liability for restructuring and other charges and related activity in 2003 (none in the comparable 2004 period) (in thousands):

	Balance at		Other	Balance at
	July 1,	Cash	Non-Cash	September 30,
Three Months ended September 30, 2003:	2003	Outlays	Changes (1)	2003

Severance and related costs	$103	$(103)	$—	$—
Lease termination costs	40	—	(40)	—
Other restructuring costs	32	(15)	(17)	—

Total	$175	$(118)	$(57)	$—

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	September 30,
Nine Months ended September 30, 2003:	2003	Outlays	Changes (1)	2003

Severance and related costs	$153	$(153)	$—	$—
Lease termination costs	161	(121)	(40)	—
Other restructuring costs	32	(15)	(17)	—

Total	$346	$(289)	$(57)	$—

(1)	Reversal of certain accruals related to the final settlement of lease termination and other costs.

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
Nine months ended September 30, 2004 and September 30, 2003
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

The following tables summarize the 2000 plan accrued liability for restructuring and other charges and related activity in 2004 and 2003 (in thousands):

	Balance at		Other	Balance at
	July 1,	Cash	Non-Cash	September 30,
Three Months Ended September 30, 2004:	2004	Outlays	Changes	2004

Severance and related costs	$343	$(117)	$—	$226 (1)
Lease termination costs	—	—	—	—

Total	$343	$(117)	$—	$226

	Balance at		Other	Balance at
	July 1,	Cash	Non-Cash	September 30,
Three Months ended September 30, 2003:	2003	Outlays	Changes (2)	2003

Severance and related costs	$825	$(107)	$—	$718
Lease termination costs	120	—	(120)	—

Total	$945	$(107)	$(120)	$718

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	September 30,
Nine Months ended September 30, 2004:	2004	Outlays	Changes	2004

Severance and related costs	$588	$(362)	$—	$226 (1)
Lease termination costs	—	—	—	—

Total	$588	$(362)	$—	$226

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	September 30,
Nine Months ended September 30, 2003:	2003	Outlays	Changes(2)	2003

Severance and related costs	$1,053	$(335)	$—	$718
Lease termination costs	120	—	(120)	—

Total	$1,173	$(335)	$(120)	$718

(1)	Included in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheet.

(2)	Reversal of accruals related to final settlement of lease termination costs.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2004 and September 30, 2003
(Unaudited)

Note 6 – Borrowings

On March 15, 2004, the Company entered into a $50.0 million revolving credit facility with a group of lenders (the “Credit Facility”), which amount is subject to certain borrowing limitations. Pursuant to the terms of the Credit Facility, the amount of $50.0 million may be increased up to a maximum of $100.0 million with the prior written consent of the lenders. The $50.0 million Credit Facility includes a $10.0 million swingline subfacility, a $15.0 million letter of credit subfacility and a $40.0 million multi-currency subfacility.

The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including strategic acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at the Company’s option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 2.25%. In addition, a commitment fee of up to 0.50% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2007, are secured by a pledge of 65% of the stock of each of the Company’s active direct foreign subsidiaries, or alternatively for any such subsidiary, a pledge of all indebtedness of such subsidiary (and its subsidiaries) to the Company. The Credit Facility prohibits the Company from incurring additional indebtedness, subject to certain specific exclusions. There were no outstanding balances with $50.0 million availability on the Credit Facility as of September 30, 2004.

Note 7 – Income Taxes

The Company’s effective tax rate was 45.1% and 34.1% for the nine months ended September 30, 2004 and 2003, respectively. The Company’s effective tax rate differs from the statutory federal income tax rate of 35.0% primarily due to the effects of requisite valuation allowances, permanent differences, state income taxes and foreign income tax rate differentials (including tax holiday jurisdictions). The American Jobs Creation Act of 2004 (the “Act”) was signed by President Bush on October 22, 2004. The Company is in the process of analyzing the numerous changes and inherent complexities contained in the Act which could significantly impact the financial condition, results of operations or cash flows of the Company; however, no determinations have been made as to the effect of such changes.

Effective June 30, 2004, the Company established a valuation allowance to reduce the deferred tax asset for the 2004 U.S. net operating loss based on the weight of available evidence, both positive and negative. While this increased the Company’s effective tax rate, the effect of the valuation allowance was partially offset by the reversal of certain specific tax reserves no longer considered necessary based on the expiration of certain statutes of limitation and revision of certain tax planning strategies.

Earnings associated with the Company’s investments in its foreign subsidiaries are considered to be permanently invested and no provision has been provided for United States federal and state income taxes on those earnings or translation adjustments.

The U.S. Internal Revenue Service has completed audits of the Company’s U.S. tax returns through July 31, 1999. Certain German subsidiaries of the Company are under examination by the German tax authorities for periods covering 1997 through 2000. Also, certain Canadian subsidiaries of the Company are under examination by the Canadian tax authorities for periods covering 1999 through 2003. In addition, the Company is currently under examination by several states for sales and use taxes and franchise taxes for various periods. In the opinion of management, any liability that may arise from the prior periods as a result of these examinations is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2004 and September 30, 2003
(Unaudited)

Note 7 – Income Taxes (continued)

During the nine months ended September 30, 2004, the Company received a foreign income tax refund of $4.0 million and the related interest income of $0.8 million. The interest income is included in “Other income” in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2004.

Note 8 – Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options using the treasury stock method. Options to purchase 2.6 million shares and 2.5 million shares of common stock at various prices for the three and nine month periods ended September 30, 2004, respectively, and 2.6 million shares and 3.0 million shares of common stock for the three and nine months ended September 30, 2003, respectively, were antidilutive and were excluded from the calculation of diluted earnings per share.

The numbers of shares used in the earnings per share computations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic:
Weighted average common shares outstanding	39,189	40,307	39,746	40,341
Diluted:
Dilutive effect of stock options	70	184	124	85

Total weighted average diluted shares outstanding	39,259	40,491	39,870	40,426

On August 5, 2002, the Company’s Board of Directors authorized the purchase of up to three million shares of its outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the nine months ended September 30, 2004, the Company had repurchased approximately 1.1 million common shares under the 2002 repurchase program at prices ranging between $5.55 and $7.58 per share for a total cost of $7.1 million.

Note 9 – Segment Reporting and Major Clients

The Company operates within two regions, the “Americas” and “EMEA” which represented 61.1% and 38.9%, respectively, of the Company’s consolidated revenues for the three months ended September 30, 2004 and 61.2% and 38.8%, respectively, of the Company’s consolidated revenues for the nine months ended September 30, 2004. In the comparable 2003 periods, the Americas and EMEA regions represented 68.6% and 31.4%, respectively, of the Company’s consolidated revenues for the three months ended September 30, 2003 and 67.1% and 32.9%, respectively, of the Company’s consolidated revenues for the nine months ended September 30, 2003. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The reportable segments consist of (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service) and technical staffing and (2) EMEA, which includes Europe, the Middle East and Africa, and provides outsourced customer contact management solutions (with

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2004 and September 30, 2003
(Unaudited)

Note 9 – Segment Reporting and Major Clients (continued)

an emphasis on technical support and customer service) and fulfillment services. The sites within Latin America, India and the Asia Pacific Rim are included in the Americas region given the nature of the business and client profile, which is primarily made up of U.S. based companies that are using the Company’s services in these locations to support their customer contact management needs.

Information about the Company’s reportable segments for the three and nine months ended September 30, 2004 compared to the corresponding prior year periods, is as follows (in thousands):

				Consolidated
	Americas	EMEA	Other (1)	Total
Three Months Ended September 30, 2004:
Revenues	$68,165	$43,342		$111,507
Depreciation and amortization	5,443	1,944		7,387

Income (loss) from operations	$8,757	$2,488	$(8,780)	$2,465
Other income			5	5
Provision for income taxes			1,398	1,398

Net income				$1,072

Three Months Ended September 30, 2003:
Revenues	$82,257	$37,655		$119,912
Depreciation and amortization	4,879	1,840		6,719

Income (loss) from operations	$10,464	$425	$(5,409)	$5,480
Other income			490	490
Provision for income taxes			2,039	2,039

Net income				$3,931

				Consolidated
	Americas	EMEA	Other (1)	Total
Nine Months Ended September 30, 2004:
Revenues	$211,661	$134,339		$346,000
Depreciation and amortization	16,884	6,310		23,194

Income (loss) from operations	$16,869	$5,181	$(20,804)	$1,246
Other income			3,107	3,107
Provision for income taxes			1,963	1,963

Net income				$2,390

Nine Months Ended September 30, 2003:
Revenues	$239,015	$117,132		$356,147
Depreciation and amortization	16,012	6,953		22,965

Income (loss) from operations	$24,859	$849	$(16,827)	$8,881
Other income			1,241	1,241
Provision for income taxes			3,450	3,450

Net income				$6,672

(1) Other items (including corporate costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three and nine months ended September 30, 2004 and 2003. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2003. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2004 and September 30, 2003
(Unaudited)

Note 9 – Segment Reporting and Major Clients (continued)

The Americas’ revenues included $7.5 million, or 6.7% of consolidated revenues, and $29.8 million, or 8.6% of consolidated revenues, for the three and nine months ended September 30, 2004, respectively, from a leading systems integrator (“Systems Integrator”) that represents a major provider of communication services to whom the Company provides various outsourced customer contact management services. Effective May 1, 2003, the Company entered into a subcontractor services agreement (the “Agreement”) with the Systems Integrator following the execution of a primary services agreement between the major provider of communication services and the Systems Integrator. Under the terms of the three-year Agreement signed in 2003, which contains penalty provisions for failure to meet minimum service levels and is cancelable with 6 months written notice, the Company will continue to provide the products and services necessary to support and assist the Systems Integrator in the management and performance of its primary services agreement. The revenues for the three and nine months ended September 30, 2003, as it relates to this relationship, were $22.1 million, or 18.4% of consolidated revenues and $61.7 million, or 17.3% of consolidated revenues, respectively.

In addition, the Americas’ revenues included $7.1 million, or 6.4% of consolidated revenues and $26.3 million, or 7.6% of consolidated revenues, for the three and nine months ended September 30, 2004, respectively, from a leading software and services provider. The services agreement for this provider contains bonuses and penalty provisions depending on service levels and is cancelable with 60 days written notice. In the comparable 2003 periods, this provider represented $15.4 million, or 12.8% of consolidated revenues, and $45.9 million, or 12.9% of consolidated revenues, for the three and nine months ended September 30, 2003, respectively. This includes $15.4 million in revenue from the Americas for the three months ended September 30, 2003 and $45.4 million in revenue from the Americas and $0.5 million in revenue from EMEA for the nine months ended September 30, 2003.

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

The Company applies variable plan accounting, in accordance with APB No. 25, for grants of CSUs issued under the Plan and recognizes compensation cost over the vesting period. During the nine months ended September 30, 2004, the Board awarded an aggregate of 55.6 thousand CSUs to the non-employee directors totaling $0.3 million with a weighted average fair value of $5.94. Since the new Plan is subject to shareholder approval, the CSUs are not considered to be granted and therefore no compensation cost will be recognized until the shareholders approve the Plan at the 2005 Annual Shareholders’ Meeting. At that time, the Company will recognize compensation cost for the CSUs over the vesting periods at the then current market price.

Sykes Enterprises, Incorporated and Subsidiaries
Notes To Condensed Consolidated Financial Statements
Nine months ended September 30, 2004 and September 30, 2003
(Unaudited)

Note 11 – Retirement of Chairman and Majority Shareholder

On August 2, 2004, the Company announced the retirement of its Chairman of the Board of Directors, Chief Executive Officer and majority shareholder, John H. Sykes, the election of Paul L. Whiting as non-executive Chairman of the Board of Directors and the appointment of Charles E. Sykes as Chief Executive Officer of the Company, effective immediately. Upon John Sykes’ retirement, the Compensation Committee of the Company’s Board of Directors determined that the Company would pay him the salary and benefits due under the terms of his employment agreement through the September 30, 2006 termination date of such agreement. Accordingly, the Company recognized an estimated liability of approximately $2.3 million related to compensation and other benefit costs as of September 30, 2004. This amount is included in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2004 and “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Sykes Enterprises, Incorporated
Tampa, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of September 30, 2004, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, of changes in shareholders’ equity for the nine-month period ended September 30, 2004, the three-month period and year ended December 31, 2003, and the nine-month period ended September 30, 2003, and of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2003, and the related condensed consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
November 8, 2004

Sykes Enterprises, Incorporated and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and the consolidated financial statements and notes in the Sykes Enterprises, Incorporated (“Sykes,” “our”, “we” or “us”) Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission ("SEC").

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

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the timing of significant orders for our products and services, (ii) variations in the terms and the elements of services offered under our standardized contract including those for future bundled service offerings, (iii) changes in applicable accounting principles or interpretations of such principles, (iv) difficulties or delays in implementing our bundled service offerings, (v) failure to achieve sales, marketing and other objectives, (vi) construction delays or higher than anticipated development costs in connection with new technical and customer contact management centers, (vii) delays in our ability to develop new products and services and market acceptance of new products and services, (viii) rapid technological change, (ix) loss, addition or fluctuation in business levels with significant clients, (x) political, economic and market risks inherent in conducting business abroad, (xi) currency fluctuations, (xii) fluctuations in business conditions and the economy, (xiii) our ability to attract and retain key management personnel, (xiv) our ability to continue the growth of our support service revenues through additional technical and customer contact management centers, (xv) our ability to further penetrate into vertically integrated markets, (xvi) our ability to expand our global presence through internal growth, strategic alliances and selective acquisitions, (xvii) our ability to continue to establish a competitive advantage through sophisticated technological capabilities, (xviii) the ultimate outcome of any lawsuits, (xix) our ability to recognize deferred revenue through delivery of products or satisfactory performance of services, (xx) our dependence on trend toward outsourcing, (xxi) risk of interruption of technical and customer contact management center operations due to such factors as fire and other disasters, power failures, telecommunication failures, unauthorized intrusions, computer viruses and other emergencies, (xxii) the existence of substantial competition, (xxiii) the early termination of contracts by clients, and (xxiv) other important factors which are identified in our most recent Annual Report on Form 10-K, including factors identified under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$111,507	$119,912	$346,000	$356,147
Percentage of revenues	100.0%	100.0%	100.0%	100.0%
Direct salaries and related costs	$70,578	$76,506	$227,834	$230,370
Percentage of revenues	63.3%	63.8%	65.8%	64.7%
General and administrative expenses	$41,338	$39,862	$123,929	$118,644
Percentage of revenues	37.1%	33.2%	35.8%	33.3%
Net gain on disposal of property and equipment	$(2,874)	$(1,736)	$(7,009)	$(1,548)
Percentage of revenues	(2.6)%	(1.5)%	(2.0)%	(0.4)%
Reversal of restructuring and other charges	$—	$(200)	$—	$(200)
Percentage of revenues	0.0%	(0.1)%	0.0%	(0.1)%
Income from operations	$2,465	$5,480	$1,246	$8,881
Percentage of revenues	2.2%	4.6%	0.4%	2.5%

The following table summarizes our revenues, for the periods indicated, by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Americas	$68,165	$82,257	$211,661	$239,015
EMEA	43,342	37,655	134,339	117,132

Consolidated	$111,507	$119,912	$346,000	$356,147

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues

For the three months ended September 30, 2004, we recognized consolidated revenues of $111.5 million, a decrease of $8.4 million, or 7.0%, from $119.9 million of consolidated revenues for the comparable 2003 period.

On a geographic segmentation, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 61.1%, or $68.2 million, for the three months ended September 30, 2004, compared to 68.6%, or $82.2 million, for the comparable 2003 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 38.9%, or $43.3 million, for the three months ended September 30, 2004, compared to 31.4%, or $37.7 million, for the comparable 2003 period. The decrease in the Americas’ revenue of $14.0 million, or 17.0%, for the three months ended September 30, 2004, compared to the same period in 2003, reflected the client-driven migration of call volumes from the United States

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Revenues (continued)

to offshore operations, including Latin America and the Asia Pacific Rim, and the resulting mix-shift in revenues from the United States to offshore (each offshore seat generates roughly half the revenue dollar equivalence of a U.S. seat). The total number of U.S. seats declined to 2,700, or 15% of total worldwide seats, in the third quarter of 2004 from 6,000, or 36% of total seats, in the third quarter of 2003. While the number of offshore seats rose to 10,000, or 56% of total seats, from 5,500, or 34% of total seats over the same corresponding period. In addition to the revenue mix-shift, the revenue decline reflected an overall reduction in U.S. customer call volumes primarily attributable to the decision by certain communications and technology clients to exit dial-up Internet service customer support programs in early 2004. This decrease was partially offset by an increase in revenues from our offshore operations, which represented 30.3% of consolidated revenues for the three months ended September 30, 2004, compared to 17.7% for the comparable 2003 period. We expect this trend of generating more of our revenues from offshore operations to continue in 2004. We anticipate that as our offshore operations grow and become a larger percentage of revenues, the total revenue and revenue growth rate may decline since each offshore seat generates less average revenue per seat than in the United States. While the average offshore revenue per seat is less, the operating margins generated offshore are generally comparable or higher than those in the United States. However, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce in offshore markets.

EMEA revenues increased $5.6 million, or 14.9%, for the three months ended September 30, 2004, compared to the same period in 2003. Similar to recent quarters, EMEA revenues for the third quarter of 2004 experienced a $3.4 million benefit from the stronger Euro compared to the same period in 2003. Excluding this foreign currency benefit, EMEA revenues would have increased $2.2 million compared with last year reflecting an improvement in call volumes. However, the soft European economy continues to present a challenging market environment.

Direct Salaries and Related Costs

Direct salaries and related costs decreased $5.9 million, or 7.7%, to $70.6 million for the three months ended September 30, 2004, from $76.5 million in the comparable 2003 period. As a percentage of revenues, direct salaries and related costs decreased to 63.3% for the three months ended September 30, 2004, from 63.8% for the comparable 2003 period. This decrease was primarily attributable to lower salary costs offshore partially offset by higher telephone costs related to transporting calls offshore, higher staffing and training costs associated with the build-out offshore related to the migration of call volumes offshore and certain duplicative costs as we simultaneously ramp-down U.S. customer contact management centers. The migration offshore was substantially complete at the end of the third quarter of 2004. Although the strengthening Euro positively impacted revenues, it negatively impacted direct salaries and related costs for the three months ended September 30, 2004 by approximately $2.3 million compared to the same period in 2003.

General and Administrative

General and administrative expenses increased $1.4 million, or 3.5%, to $41.3 million for the three months ended September 30, 2004, from $39.9 million in the comparable 2003 period. As a percentage of revenues, general and administrative expenses increased to 37.1% for the three months ended September 30, 2004, from 33.2% for the comparable 2003 period. This increase was primarily attributable to higher compensation costs related to the former chairman’s retirement, compliance costs related to the Sarbanes-Oxley Act, lease costs, utilities and maintenance costs associated with expansion of offshore facilities and depreciation, partially offset by lower telephone costs, bad debts and technology related costs. The migration offshore was substantially complete at the end of the third quarter of 2004. Although the strengthening Euro positively impacted revenues, it negatively impacted general and administrative expenses for the three months ended September 30, 2004 by approximately $0.9 million compared to the same period in 2003.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Net (Gain) Loss on Disposal of Property and Equipment

The net gain on disposal of property and equipment of $2.9 million for the three months ended September 30, 2004 included a $2.8 million net gain on the sale of our Hays, Kansas facility and a $0.1 million gain on disposal of property and equipment. This compares to a $1.7 million net gain on disposal of property and equipment for the comparable 2003 period, which includes a $1.9 million net gain on the sale of our Scottsbluff, Nebraska facility offset by a $0.2 million loss on disposal of property and equipment.

Reversal of Restructuring and Other Charges

There was no reversal of restructuring and other charges in 2004; however, the reversal of restructuring and other charges of $0.2 million for the three months ended September 30, 2003 includes the reversal of the remaining site closure costs for the Scottsbluff, Nebraska facility sold on September 30, 2003 and the reversal of certain accruals in connection with the 2001 and 2000 restructuring plans related to the final settlement of lease termination and other costs in the third quarter of 2003.

Other Income (Expense)

Other income, net of other expense, was approximately zero for the three months ended September 30, 2004, compared to $0.5 million for the comparable 2003 period. The decrease of $0.5 million was primarily attributable to a $0.2 million decrease in interest earned on cash and cash equivalents net of interest expense, a $0.5 million decrease in foreign currency translation gains net of losses offset by $0.2 million increase in miscellaneous income. Other income excludes the effects of cumulative translation effects included in Accumulated Other Comprehensive Loss in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Provision for Income Taxes

The provision for income taxes of $1.4 million for the three months ended September 30, 2004 was based upon pre-tax book income of $2.5 million, compared to the provision for income taxes of $2.0 million for the comparable 2003 period based upon pre-tax book income of $6.0 million. The effective tax rate was 56.6% for the three months ended September 30, 2004 and 34.2% for the comparable 2003 period. This increase in the effective tax rate resulted from a requisite valuation allowance offset of the United States tax loss benefit for the three months ended September 30, 2004, a shift in our mix of earnings within tax jurisdictions and the related effects of permanent differences, state income taxes and foreign income tax rate differentials (including tax holiday jurisdictions).

Net Income

As a result of the foregoing, we reported income from operations for the three months ended September 30, 2004 of $2.5 million, a decrease of $2.9 million from the comparable 2003 period. This decrease was principally attributable to an $8.4 million decrease in revenues, a $1.4 million increase in general and administrative costs and a $0.2 million decrease in the reversal of restructuring and other charges offset by a $5.9 million decrease in direct salaries and related costs and a $1.2 million increase in net gain on disposal of property and equipment, as previously discussed. The $2.9 million decrease in income from operations and a $0.5 million decrease in other income was offset by a $0.6 million lower tax provision, resulting in net income of $1.1 million for the three months ended September 30, 2004, a decline of $2.8 million, compared to the same period in 2003.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues

For the nine months ended September 30, 2004, we recognized consolidated revenues of $346.0 million, a decrease of $10.1 million, or 2.8%, from $356.1 million of consolidated revenues for the comparable 2003 period.

On a geographic segmentation, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 61.2%, or $211.7 million, for the nine months ended September 30, 2004, compared to 67.1%, or $239.0 million, for the comparable 2003 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 38.8%, or $134.3 million, for the nine months ended September 30, 2004, compared to 32.9%, or $117.1 million, for the comparable 2003 period.

The decrease in the Americas’ revenue of $27.3 million, or 11.4%, for the nine months ended September 30, 2004, compared to the same period in 2003, reflected the continued client-driven migration of call volumes from the United States to our offshore operations, including Latin America and the Asia Pacific Rim, the resulting mix-shift in revenues from the United States to offshore (each offshore seat generates roughly half the revenue dollar equivalence of a U.S. seat) and the ramp down of a technology client late in the first quarter of 2003. In addition to the revenue mix-shift, the revenue decline reflected an overall reduction in U.S. customer call volumes primarily attributable to the decision by certain communications and technology clients to exit dial-up Internet service customer support programs in early 2004. This decrease was partially offset by an increase in revenues from our offshore operations, which represented 27.1% of consolidated revenues for the nine months ended September 30, 2004, compared to 15.7% for the comparable 2003 period. We expect this trend of generating more of our revenues from offshore operations to continue in 2004. We anticipate that as our offshore operations grow and become a larger percentage of revenues, the total revenue and revenue growth rate may decline since each offshore seat generates less average revenue per seat than in the United States. While the average offshore revenue per seat is less, the operating margins generated offshore are generally comparable or higher than those in the United States However, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce in offshore markets.

EMEA revenues increased $17.2 million, or 14.7%, for the nine months ended September 30, 2004, compared to the same period in 2003. Similar to recent quarters, EMEA revenues for 2004 experienced a $12.5 million benefit from the stronger Euro compared to the same period in 2003. Excluding this foreign currency benefit, EMEA revenues would have increased $4.7 million compared with last year reflecting an improvement in call volumes. However, the soft European economy continues to present a challenging market environment. The increase in revenue for the nine months ended September 30, 2004, compared to the same period in 2003, also included the recognition of deferred revenues of $0.8 million related to a former client.

Direct Salaries and Related Costs

Direct salaries and related costs decreased $2.6 million, or 1.1%, to $227.8 million for the nine months ended September 30, 2004, from $230.4 million in the comparable 2003 period. As a percentage of revenues, direct salaries and related costs increased to 65.8% for the nine months ended September 30, 2004, from 64.7% for the comparable 2003 period. This increase was primarily attributable to higher telephone costs related to transporting calls offshore, higher staffing and training costs associated with the build-out offshore related to the migration of call volumes offshore and certain duplicative costs as we simultaneously ramp-down U.S. customer contact management centers, termination costs related to the consolidation of two European customer contact management centers and higher auto tow claim costs due to higher fuel costs and the severe Canada winter associated with our automotive program in Canada. The migration offshore was substantially complete at the end of the third quarter of 2004. Although the strengthening Euro positively impacted revenues, it negatively impacted direct salaries and

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Direct Salaries and Related Costs (continued)

related costs for the nine months ended September 30, 2004 by approximately $8.4 million compared to the same period in 2003.

General and Administrative

General and administrative expenses increased $5.3 million, or 4.5%, to $123.9 million for the nine months ended September 30, 2004, from $118.6 million in the comparable 2003 period. As a percentage of revenues, general and administrative expenses increased to 35.8% for the nine months ended September 30, 2004, from 33.3% for the comparable 2003 period. This increase was primarily attributable to higher compensation costs related to the former chairman’s retirement, compliance costs related to the Sarbanes-Oxley Act partially due to strengthening of the management team, lease costs, utilities and maintenance costs associated with expansion of offshore facilities, partially offset by additional depreciation expense of $1.0 million recognized in the first quarter of 2003 related to the expiration of two technology client contracts, lower insurance costs, bad debts and technology related costs. The migration offshore was substantially complete at the end of the third quarter of 2004. Although the strengthening Euro positively impacted revenues, it negatively impacted general and administrative expenses for the nine months ended September 30, 2004 by approximately $3.6 million compared to the same period in 2003.

Net Gain on Disposal of Property and Equipment

The net gain on disposal of property and equipment of $7.0 million for the nine months ended September 30, 2004 includes a $2.8 million net gain on the sale of our Hays, Kansas facility, a $2.7 million net gain on the sale of our Klamath Falls, Oregon facility, a $0.1 million net gain on the sale of a parcel of land at our Pikeville, Kentucky facility and a $1.5 million net gain on the sale of our Eveleth, Minnesota facility, offset by a $0.1 million loss on disposal of property and equipment. This compares to a $1.6 million net gain on disposal of property and equipment, which includes a $1.9 million net gain on the sale of our Scottsbluff, Nebraska facility offset by a $0.3 million loss on disposal of property and equipment for the comparable 2003 period.

Reversal of Restructuring and Other Charges

There was no reversal of restructuring and other charges in 2004; however, the reversal of restructuring and other charges of $0.2 million for the nine months ended September 30, 2003 includes the reversal of the remaining site closure costs for the Scottsbluff, Nebraska facility sold on September 30, 2003 and the reversal of certain accruals in connection with the 2001 and 2000 restructuring plans related to the final settlement of lease termination and other costs in the third quarter of 2003.

Other Income

Other income was $3.1 million for the nine months ended September 30, 2004, compared to $1.2 million for the comparable 2003 period. The increase of $1.9 million was primarily attributable to a $0.4 million increase in interest earned on cash and cash equivalents, net of interest expense including $0.8 million of interest received on a foreign income tax refund, a $1.3 million increase in foreign currency translation gains, net of losses including $0.7 million related to the liquidation of a foreign entity and a $0.2 million increase in miscellaneous income. Other income excludes the effects of cumulative translation effects included in Accumulated Other Comprehensive Loss in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Provision for Income Taxes

The provision for income taxes of $2.0 million for the nine months ended September 30, 2004 was based upon pre-tax book income of $4.4 million, compared to the provision for income of $3.5 million for the comparable 2003 period based upon pre-tax book income of $10.1 million. The effective tax rate was 45.1% for the nine months ended September 30, 2004 and 34.0% for the comparable 2003 period. This increase in the effective tax rate resulted from a requisite valuation allowance offset of the year-to-date United States tax loss benefit provided during the second and third quarters of 2004 (partially offset by the reversal of certain specific tax contingency reserves), a shift in our mix of earnings within tax jurisdictions and the related effects of permanent differences, state income taxes and foreign income tax rate differentials (including tax holiday jurisdictions).

Net Income

As a result of the foregoing, we reported income from operations for the nine months ended September 30, 2004 of $1.3 million, a decrease of $7.6 million from the comparable 2003 period. This decrease in the income from operations was principally attributable to a $10.1 million decrease in revenues, a $5.3 million increase in general and administrative costs and a $0.2 million decrease in the reversal of restructuring and other charges offset by a $2.6 million decrease in direct salaries and related costs and a $5.4 million increase in net gain on disposal of property and equipment, as previously discussed. The $7.6 million decrease in income from operations was offset by a $1.9 million increase in other income and a $1.5 million lower tax provision, resulting in net income of $2.4 million for the nine months ended September 30, 2004, a decline of $4.3 million, compared to the same period in 2003.

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

On August 5, 2002, the Company’s Board of Directors authorized the purchase of up to three million shares of its outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the nine months ended September 30, 2004, the Company had repurchased approximately 1.1 million common shares under the 2002 repurchase program at prices ranging between $5.55 and $7.58 per share for a total cost of $7.1 million.

During the nine months ended September 30, 2004, we generated $10.2 million in cash from operating activities and received $0.3 million in cash from issuance of stock and $9.7 million in cash from the sale of facilities, property and equipment. Further, we used $21.5 million in funds for capital expenditures and $7.1 million to repurchase stock in the open market resulting in a $9.7 million decrease in available cash (including the effects of international currency exchange rates on cash of $1.3 million).

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis Financial Condition of
and Results of Operations

Results of Operations (continued)

Liquidity and Capital Resources (continued)

Net cash flows provided by operating activities for the nine months ended September 30, 2004 were $10.2 million, compared to net cash flows provided by operating activities of $13.9 million for the comparable 2003 period. The $3.7 million decrease in net cash flows from operating activities was due to a decrease in net income of $4.3 million, a net decrease in non-cash reconciling items of $5.1 million such as deferred income taxes, net gain on disposal of property and equipment, and foreign exchange gain offset by a net change in assets and liabilities of $5.7 million. This $5.7 million net change was principally a result of a $10.8 million decrease in receivables and other assets and $2.1 million increase in deferred revenue, other payables and accrued liabilities offset by a $7.2 million decrease in income taxes payable.

Capital expenditures, which are generally funded by cash generated from operating activities and borrowings available under our credit facilities, were $21.5 million for the nine months ended September 30, 2004, compared to $20.6 million for the comparable 2003 period, an increase of $0.9 million, which was driven primarily by offshore expansion. During the nine months ended September 30, 2004, approximately 94% of the capital expenditures were the result of investing in new and existing customer contact management centers, primarily offshore, and 6% was expended primarily for maintenance and systems infrastructure. In 2004, we anticipate capital expenditures in the range of $25.0 million to $26.0 million.

One primary source of future cash flows from financing activities is from borrowings under our $50.0 million revolving credit facility (the “Credit Facility”), which amount is subject to certain borrowing limitations. Pursuant to the terms of the Credit Facility, the amount of $50.0 million may be increased up to a maximum of $100.0 million with the prior written consent of the lenders. The $50.0 million Credit Facility includes a $10.0 million swingline subfacility, a $15.0 million letter of credit subfacility and a $40.0 million multi-currency subfacility.

The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including strategic acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at our option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 2.25%. In addition, a commitment fee of up to 0.50% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2007, are secured by a pledge of 65% of the stock of each of our active direct foreign subsidiaries, or alternatively for any such subsidiary, a pledge of all indebtedness of such subsidiary (and its subsidiaries) to us. The Credit Facility prohibits us from incurring additional indebtedness, subject to certain specific exclusions. There were no outstanding balances with $50.0 million availability on the Credit Facility as of September 30, 2004. At September 30, 2004, we were in compliance with all loan requirements of the Credit Facility. At September 30, 2004, we had $82.4 million in cash, of which approximately $71.0 million was held in international operations and may be subject to additional taxes if repatriated to the United States.

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

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis Financial Condition of
and Results of Operations

Results of Operations (continued)

Off-Balance Sheet Arrangements and Other

At September 30, 2004, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

•	Certain contracts to sell our products and services contain multiple elements or non-standard terms and conditions. As a result, we evaluate each contract and a thorough contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements and the timing of revenue recognition for each element. We recognize revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding client acceptance are resolved, and there are no client-negotiated refund or return rights affecting the revenue recognized for delivered elements. Changes in the allocation of the sales price between deliverable elements might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract.

•	We recognize revenue associated with the grants of land and the cash grants for the acquisition of property, buildings and equipment for customer contact management centers over the corresponding useful lives of the related assets. Should the useful lives of these assets change for reasons such as the sale or disposal of the property, the amount of revenue recognized would be adjusted accordingly. Deferred grants totaled $21.1 million as of September 30, 2004. Income from operations includes amortization of the deferred grants of $0.4 million and $1.8 million for the three and nine months ended September 30, 2004, respectively, and $0.7 million and $2.2 million for the three and nine months ended September 30, 2003, respectively.

•	We maintain allowances for doubtful accounts of $4.0 million as of September 30, 2004, or 4.9% of trade receivables, for estimated losses arising from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required which would reduce income from operations.

•	We maintain a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized. Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, our estimate of future taxable income and any applicable tax-planning strategies. As of September 30, 2004, we maintained a valuation allowance in the amount necessary to reduce primarily foreign deferred tax assets, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. In addition, effective June 30, 2004, we established a valuation allowance to reduce the tax benefit of the 2004 U.S. net operating loss. The recoverability of the remaining net deferred tax assets is dependent upon future profitability within each tax jurisdiction. As of September 30, 2004, based on our estimates of future taxable income and any applicable tax-planning strategies within these tax jurisdictions, we believe that it is more likely than not that all of these deferred tax assets will be realized.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Critical Accounting Policies and Estimates (continued)

•	We hold a minority interest in SHPS, Incorporated as a result of the sale of a 93.5% ownership interest in June 2000. We account for the remaining interest at cost, which was $2.1 million as of September 30, 2004. We will record an impairment charge or loss if we believe the investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

•	We review long-lived assets, which had a carrying value of $100.6 million as of September 30, 2004, including goodwill and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge or loss to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

•	Self-insurance related liabilities of $1.8 million as of September 30, 2004 include estimates for, among other things, projected settlements for known and anticipated claims for worker’s compensation and employee health insurance. Key variables in determining such estimates include past claims history, number of covered employees and projected future claims. We periodically evaluate and, if necessary, adjust the estimates based on information currently available. Revisions to these estimates, which could result in adjustments to the liability and additional charges, would be recorded in the period when such adjustments or charges are known.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft proposing to amend SFAS No. 123 and SFAS No. 95, “Statement of Cash Flows” which provide the current guidance on accounting for stock options and related items. The proposed standard would eliminate the choice of accounting for such transactions under APB No. 25 and instead generally require that share-based payments be accounted for using a fair-value based method beginning in 2005. In October 2004, the FASB staff recommended that the proposed standard become effective for fiscal quarters beginning after June 15, 2005. We are currently evaluating the impact of this proposed standard on our financial condition, results of operations, and cash flows.

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment evaluations for securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step test to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB delayed the effective date of the recognition and measurement provisions of EITF No. 03-1. However, the disclosure provisions remain effective for fiscal years ending after June 15, 2004. The adoption of the recognition and measurement provisions of EITF No. 03-1 is not expected to have a material impact on our financial condition, results of operations or cash flows.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations (continued)

Recent Accounting Pronouncements (continued)

In June 2004, the EITF reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting should be applied to investments when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The effective date of EITF 02-14 is the first reporting period beginning after September 15, 2004. The adoption of EITF No. 02-14 is not expected to have a material impact on our financial condition, results of operations or cash flows.

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

Unrealized and realized gains or losses related to foreign exchange forward contracts for the three and nine months ended September 30, 2004 were immaterial.

Our exposure to interest rate risk results from variable debt outstanding from time to time under our revolving credit facility. Based on our level of variable rate debt outstanding during the nine months ended September 30, 2004, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would not have had a material impact on our annual interest expense.

At September 30, 2004, we had no debt outstanding at variable interest rates. We have not historically used derivative instruments to manage exposure to changes in interest rates.

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

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Item 4 - Controls and Procedures

As of September 30, 2004, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. We concluded that our disclosure controls and procedures were generally effective as of September 30, 2004, such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2004

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

Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Below is a summary of stock repurchases for the quarter ended September 30, 2004 (in thousands, except average price per share). See Note 8, Earnings Per Share, to the Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

				Maximum
			Total Number of	Number Of
			Shares Purchased	Shares That May
		Average	as Part of	Yet Be
	Total Number	Price	Publicly	Purchased
	of Shares	Paid Per	Announced Plans	Under Plans or
Period	Purchased (1)	Share	or Programs	Programs
July 1, 2004 – July 31, 2004	48	$7.55	1,644	1,356
August 1, 2004 – August 31, 2004	—	—	1,644	1,356
September 1, 2004 – September 30, 2004	—	—	1,644	1,356

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3 million with no expiration date.

Item 6 – Exhibits

Exhibits

The following documents are filed as an exhibit to this Report:

15	Letter regarding unaudited interim financial information.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED (Registrant)

Date: November 8, 2004	By: /s/ W. Michael Kipphut W. Michael Kipphut
Group Executive, Senior Vice President – Finance
(Principal Financial and Accounting Officer)

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2004

EXHIBIT INDEX

Exhibit
Number
15	Letter regarding unaudited interim financial information.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.