Form 10-K
period 2004-12-31
SYKES ENTERPRISES INC
filed 2005-03-23
CIK 1010612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended December 31, 2004

Or

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Transition Period From_________________To________________________

Commission File Number 0-28274

Sykes Enterprises, Incorporated

(Exact name of registrant as specified in its charter)

Florida	56-1383460
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

400 N. Ashley Drive, Tampa, Florida	33602
(Address of principal executive offices)	(Zip Code)

(813) 274-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Voting Common Stock $.01 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑  No ☐

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant computed by reference to the closing sales price of such shares on the NASDAQ National Market on June 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, was $297,417,725.

As of March 2, 2005, there were 39,187,157 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the Proxy Statement for the year 2005
Annual Meeting of Shareholders	Part III Items 10–14

Page No.
PART I
Item 1 Business	3
Item 2 Properties	15
Item 3 Legal Proceedings	17
Item 4 Submission of Matters to a Vote of Security Holders	17

PART II
Item 5 Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	18
Item 6 Selected Financial Data	19
Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A Quantitative and Qualitative Disclosures About Market Risk	34
Item 8 Financial Statements and Supplementary Data	34
Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	34
Item 9A Controls and Procedures	35
Item 9B Other Information	37

PART III
Item 10 Directors and Executive Officers	37
Item 11 Executive Compensation	37
Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	37
Item 13 Certain Relationships and Related Transactions	37
Item 14 Principal Accountant Fees and Services	37

PART IV
Item 15 Exhibits and Financial Statement Schedule	38
Ex-2.6 Share Purchase Agreement
Ex-3.3 Bylaws of Sykes Enterprises
Ex-10.13 Deferred Compensation Plan
Ex-10.20 Charles E. Sykes Employment Agreement
Ex-10.32 Gerry L. Rogers Independent Subcontractor Agreement
Ex-10.33 First Amendment to Gerry L. Rogers Agreement
Ex-10.53 Amendment No. 1 to Credit Agreement
Ex-21.1 List of Subsidiaries
Ex-23.1 Consent of Independent Registered Public Accounting Firm
Ex-31.1 Section 302 CEO Certification
Ex-31.2 Section 302 CFO Certification
Ex-32.1 Section 906 CEO Certification
Ex-32.2 Section 906 CFO Certification

PART I

Item 1. Business

General

     Sykes Enterprises, Incorporated and consolidated subsidiaries (“Sykes,” “our,” “us” or “we”) is a global leader in providing outsourced customer contact management solutions and services in the business process outsourcing (“BPO”) arena. We provide an array of sophisticated customer contact management solutions to Fortune 1000 companies and medium sized businesses around the world primarily in the communications, technology/consumer, financial services, healthcare and transportation and leisure industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, India and the Asia Pacific Rim) and EMEA (Europe, Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact outsourcing services with an emphasis on inbound technical support and customer service. These services are delivered through multiple communications channels encompassing phone, e-mail, Web and chat. We also provide various enterprise support services in the United States that encompass services for our client’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including multilingual sales order processing via the Internet and phone, inventory control, product delivery and product returns handling. Our complete service offering helps our clients acquire, serve, retain and grow relationships with their customers. We have developed an extensive global reach with state-of-the-art customer contact management centers throughout the United States, Canada, Europe, Latin America, Asia and Africa.

     Sykes was founded in 1977 in North Carolina and we moved our headquarters to Florida in 1993. In March 1996, we changed our state of incorporation from North Carolina to Florida. Our headquarters are located at 400 North Ashley Drive, 28th Floor, Tampa, Florida 33602, and our telephone number is (813) 274-1000.

     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as our proxy statements and other materials which are filed with or furnished to the Securities and Exchange Commission (“SEC”) are made available, free of charge, on or through our Internet website at www.sykes.com/investors.asp under the heading “Financial Reports — SEC Filings,” as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

Industry Overview

     According to industry analysts, the outsourced customer contact management solutions market worldwide is estimated to be approximately $51 billion in 2005. Also, the five primary verticals in which we participate — communications, technology/consumer, financial services, healthcare and transportation and leisure — constitute approximately 80% of the total worldwide market. We believe that growth for outsourced customer contact management solutions and services will be fueled by the trend of global Fortune 1000 companies and medium sized businesses turning to outsourcers to provide high quality, cost-effective, value added customer contact management solutions. Increasingly they are moving towards balanced solutions that consist of a combination of onshore and offshore support.

     In today’s ever-changing marketplace, companies require innovative customer contact management solutions that allow them to enhance the end user’s experience with their products and services, strengthen and enhance company brands, maximize the lifetime value of customers, turn cost centers into profit centers, efficiently and effectively deliver human interaction when customers value it most, and deploy best in-class customer management strategies, processes and technologies.

     Global competition, pricing pressures, softness in the global economy and rapid changes in technology are making it increasingly difficult for companies to cost effectively maintain the in-house personnel necessary to handle all of their customer contact management needs. As a result, companies are increasingly turning to outsourcers to perform specialized functions and services in the customer contact management arena. By working in a partnership with outsourcers, companies can ensure that the crucial task of retaining and growing their customer base is addressed without detracting from their competencies. Factors that are influencing companies to outsource customer contact management solutions include the following:

▪	Increasing importance for companies to focus on customer-facing activities and retain and grow client relationships;

▪	Growing capital requirements for entrance into new geographic markets offering a lower cost solution;

▪	Increasing need for companies to focus on core competencies;

▪	Increasing need for better utilization of internal customer contact management assets and time-to-market response;

▪	Growing need for consistent multi-site and multi-region support;

▪	Rapid changes in technology requiring personnel with specialized technical expertise;

▪	Growing capital requirements for sophisticated technology needed to maintain the necessary infrastructure to provide timely support;

▪	Increasing need to integrate and continually update complex systems incorporating a variety of hardware and software components spanning a number of technology generations; and

▪	Extensive and ongoing staff training and associated costs required for maintaining responsive, up-to-date, in-house technical support and customer service solutions.

     To address these market factors, we offer a full, global customer contact management solution that focuses on proactively identifying and solving our clients’ business problems through understanding our clients industries and challenges and recommending solutions. We then can provide consistent support for our clients’ customers across the globe in most languages leveraging our dynamic, secure communications infrastructure and a global footprint that reaches across 17 countries. This global footprint includes established operations in both onshore and highly strategic offshore geographic markets where companies have access to high quality customer contact management solutions at lower costs compared to other markets.

Business Strategy

     Our goal is to provide enhanced customer contact management solutions and services in a proactive and responsive manner, acting as a partner in our client’s business. Sykes anticipates trends and delivers new ways of growing clients’ customer satisfaction and retention rates, thus profit, through timely, insightful and proven solutions.

     Our business strategy encompasses building long-term client relationships, capitalizing on our expert worldwide response team, leveraging our depth of relevant experience, expanding both organically and through acquisitions and diversifying our market reach. The principles of this strategy include the following:

     Build Long-term Client Relationships Through Service Excellence. We believe that providing superior, quality service is critical in our clients’ decisions to outsource and in building long-term relationships with our clients. To ensure service excellence and consistency across each of our centers globally, we implemented an internally developed quality program titled Sykes Standard of Excellence (SSE). This quality certification standard is a compilation of more than 25 years of experience and best practices from industry standards such as the Malcom Baldridge National Quality Award and COPC (Customer Operations Performance Center Inc.). Every customer contact management center strives to meet or exceed the criteria set forth by SSE, which address leadership, hiring and training, performance management down to the agent level, forecasting and scheduling, and the client relationship including continuous improvement, disaster recovery plans and feedback.

     Capitalize on an Expert Worldwide Response Team. Companies are demanding a customer contact management solution that is global in nature — one of our key strengths. In addition to our network of customer contact management centers throughout North America and Europe, we continue to develop our global delivery model with operations in the Philippines, The Peoples Republic of China, Costa Rica and El Salvador, offering our clients a secure, high quality solution tailored to the needs of their diverse and global markets. These customer contact management centers were added to support the increasing demand for our worldwide customer contact management solutions and are fully integrated through our internally developed digital private Asynchronous Transfer Mode (“ATM”) communications network, which allows for effective call volume management and disaster recovery backup. Our converged voice and data ATM communications network provides a high quality, fault tolerant global network for the transport of Voice Over Internet Protocol communications and fully integrates with emerging Internet Protocol telephony systems as well as traditional Time Domain Multiplexing telephony systems. We continued to expand our global footprint, adding centers in El Salvador in 2004 and Slovakia in 2005. We also expanded our global market reach with the addition of client accounts based in The Peoples Republic of China, South Africa, and Latin America.

     Maintain a Competitive Advantage Through Our Depth of Relevant Experience in Technology Solutions. For more than 25 years, Sykes has been an innovative pioneer in delivering customer contact management solutions. Through this experience, we have become a benchmark for innovation and excellent global solution delivery. We seek to maintain a competitive advantage and differentiation by utilizing technology in new and creative ways to consistently deliver innovative service solutions, ultimately enhancing the client’s relationship with its customers and generating revenue growth. This includes knowledge solutions for agents and end customers, automatic call distributors, intelligent call routing and workforce management capabilities based on agent skill and availability, call tracking software, quality management systems and computer-telephony integration (CTI) that enable our customer contact management centers to serve as transparent extensions for our clients, receive telephone calls and data directly from our clients’ systems, and report detailed information concerning the status and results of our services on a daily basis. We are also continuing to capitalize on sophisticated and specialized technological capabilities, including our current private ATM network that provides us the ability to manage call volumes more efficiently by load balancing calls and data between customer contact management centers over the same network. Our flexible, secure and scalable network infrastructure allows us to rapidly respond to changes in client voice and data traffic and quickly establish support operations for new and existing clients. Through strategic technology relationships, we are able to provide fully integrated communication services encompassing e-mail, chat and Web self-service platforms. In addition, the European deployment of Global Direct, our customer relationship management (“CRM”)/ e-commerce application utilized within the fulfillment operations, establishes a platform whereby our clients can manage all customer profile and contact information from every communication channel, making it a viable customer-facing infrastructure solution to support their CRM initiatives.

     Continue to Grow Our Business Organically and through Acquisitions. We have grown our customer contact management outsourcing operations utilizing a strategy of both internal growth and external acquisitions. This plan has resulted in an increase from three U.S. customer contact management centers in 1994 to 35 customer contact management centers worldwide as of the end of 2004. Given the fragmented nature of the customer contact management industry, there may be other companies that could bring us certain complementary competencies. Acquisition candidates that can, among other competencies, expand our service offerings, broaden our geographic footprint, allow us access to new technology and are synergistic in nature, will be given consideration. We have and will continue to explore these options upon identification of strategic opportunities.

     Diversify Our Market Reach. We market our services on a worldwide basis to Fortune 1000 and medium sized businesses primarily in the communications, technology/consumer, financial services, healthcare, and transportation and leisure industries. We built our industry knowledge by initially focusing on software publishers, personal computer manufacturers and peripheral hardware manufacturers within the technology/consumer vertical market, providing us with a competitive advantage in technical support. In 2004, the technology/consumer vertical market represented 36% of our consolidated revenues. Beginning in 1999, our growth strategy targeted the communications vertical market, where we leveraged our technical support capabilities to capitalize on dial-up Internet, broadband Internet, wireless services and related opportunities. Revenues from the communications vertical market represented 32% of our consolidated revenues in 2004, compared to 9% in 1999. In 2001, we began targeting the financial services vertical market recognizing the potential growth this market offered and the added stability this market would provide our revenue mix. We entered into several new relationships with financial services companies in late 2001 and 2002, for which we provide an array of services from credit card inquiries to brokerage account assistance. For 2004, revenues from this vertical market represented 8% of our consolidated revenues, an increase from 6% in 2003, and we expect this market to continue to increase in the future. The healthcare vertical, which is primarily generated from our Canadian operations, represented 7% of our consolidated revenues in 2004 compared to 6% in 2003. While the transportation and leisure vertical market represented 6% of our consolidated revenues in 2004, compared to 5% in 2003, other vertical markets represented 11% of our consolidated revenues in 2004, compared to 7% in 2003. We believe the diversification of our business into focused vertical markets allows for a more predictable, steady revenue stream.

Services

     We specialize in providing inbound outsourced customer contact management solutions in the BPO arena on a global basis. Our customer contact management services are provided through two operating segments — the Americas and EMEA. The Americas region, representing 60.7% of consolidated revenues in 2004, includes the United States, Canada, Latin America and the Asia Pacific Rim. The sites within Latin America and the Asia Pacific Rim are included in the Americas region as they provide a significant service delivery vehicle for U.S. based companies that are utilizing our customer contact management solutions in these locations to support their customer care needs. The EMEA region, representing 39.3% of consolidated revenues in 2004, includes Europe, the Middle

East and Africa. The following is a description of our customer contact management solutions:

     Outsourced Customer Contact Management Services. Our outsourced customer contact management services represented approximately 93.9% of total 2004 consolidated revenues. Every year, we handle over 100 million customer contacts including phone, e-mail, Web and chat throughout the Americas and EMEA regions. We provide these services utilizing our advanced technology infrastructure, human resource management skills and industry experience. These services include:

▪	Customer care — Customer care contacts primarily include product information requests, describing product features, activating customer accounts, resolving complaints, handling billing inquiries, changing addresses, claims handling, ordering/reservations, prequalification and warranty management, providing health information and roadside assistance;

▪	Technical support — Technical support contacts primarily include handling inquiries regarding hardware, software, communications services, communications equipment, Internet access technology and Internet portal usage; and

▪	Acquisition — Our acquisition services are primarily focused on inbound up-selling/cross-selling of our client’s products and services.

We provide these services, primarily inbound customer calls, through our extensive global network of customer contact management centers, where our customer contact agents provide support in over 30 languages. Our technology infrastructure and managed service solutions allow for effective distribution of calls to one or more centers. These technology offerings provide our clients and us with the leading edge tools needed to maximize quality and customer satisfaction while controlling and minimizing costs.

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

Operations

     Customer Contact Management Centers. We operate seventeen stand-alone customer contact management centers in Europe and South Africa, seven centers in the United States, one center in Canada and ten centers offshore, including The Peoples Republic of China, the Philippines, India, Costa Rica and El Salvador.

     In an effort to stay ahead of industry off-shoring trends, we opened our first customer contact management centers in the Philippines and Costa Rica over seven years ago. By 2004, we expanded to five centers in the Philippines, two in Costa Rica, one in The People’s Republic of China, one in India and one in El Salvador.

     Due to shifts in business demand for offshore customer contact management centers, we closed several under-utilized customer contact management centers in the United States in 2004 and 2003. In addition, related to our efforts to reduce costs, we closed two centers in Europe and one center in the Middle East in 2004 and plan to close the center in India in 2005.

     We utilize a sophisticated workforce management system to provide efficient scheduling of personnel. Our internally developed digital private communications network complements our workforce by allowing for effective call volume management and disaster recovery backup. Through this network and our dynamic intelligent call routing capabilities, we can rapidly respond to changes in client call volumes and move call volume traffic based on agent availability and skill throughout our network of centers, improving the responsiveness and productivity of our agents. We also can offer cost competitive solutions for taking calls to our offshore locations.

     Our sophisticated data warehouse captures and downloads customer contact information for reporting on a daily, real time and historical basis. This data provides our clients with direct visibility into the services that we are providing for them. The data warehouse supplies information for our performance management systems such as our agent scorecarding application, which provides management with the information required for effective management of our operations.

     Our customer contact management centers are protected by a fire extinguishing system, backup generators with significant capacity and 24 hour refueling contracts and short-term battery backups in the event of a power outage, reduced voltage or a power surge. Rerouting of call volumes to other customer contact management centers is also available in the event of a telecommunications failure, natural disaster or other emergency. Security measures are imposed to prevent unauthorized physical access. Software and related data files are backed up daily and stored off site at multiple locations. We carry business interruption insurance covering interruptions that might occur as a result of damage to our business.

     Fulfillment Centers. We currently have three fulfillment centers located in Europe. We provide our fulfillment services primarily to certain clients operating in Europe who desire this complementary service in connection with outsourced customer contact management services.

     Enterprise Support Services Offices. Our three enterprise support services offices are located in metropolitan areas in the United States to provide a strong recruiting platform for high-end knowledge workers and to establish a local presence to service major accounts.

Quality Assurance

     We believe that providing consistent high quality service is critical in our clients’ decisions to outsource and in building long-term relationships with our clients. It is also our belief and commitment that quality is the responsibility of each individual at every level of the organization. To ensure service excellence and continuity across our organization, we have developed an integrated Quality Assurance program consisting of three major components:

▪	The certification of client accounts and customer contact management centers to the SSE program;

▪	The application of continuous improvement to all business processes through application of Six Sigma techniques; and

▪	The application of process audits to all work procedures.

     The SSE program is a quality certification standard that was developed based on our more than 25 years of experience, and best practices from industry standards such as the COPC and Support Center Practices (SCP). It defines the requirements across all aspects of the business, and has a well-defined auditing process to ensure compliance and to gain certification.

     The application of continuous improvement is established by SSE and is based upon the five-step Six Sigma cycle, which we have tuned to apply specifically to our service industry. All managers are responsible for continuous improvement in their operations.

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

Sales and Marketing

     Our sales and marketing objective is to leverage our expertise and global presence to develop long-term relationships with existing and potential clients. Our customer contact solutions have been developed to help our clients acquire, retain, and increase the value of their customer relationships. We are implementing marketing and business development plans to increase visibility of our solutions in the vertical markets we serve. We believe that our client base provides excellent opportunities for further marketing and cross-selling of our customer contact management services. Our plans for increasing our visibility include market focused advertising, consultative personal visits with potential and existing clients, participation in market specific trade shows and seminars, speaking engagements, articles and white papers and our website.

     Our sales force is composed of business development managers who pursue new business opportunities and strategic account managers that manage and grow relationships with existing accounts. We also have inside customer sales representatives who receive customer inquiries and provide outbound lead generation for the business development managers.

     As part of our marketing efforts, we invite potential and existing clients to visit our customer contact management centers, where we can demonstrate the expertise of our skilled staff in partnering to deliver new ways of growing clients’ customer satisfaction and retention rates, thus profit, through timely, insightful and proven solutions. During these visits, we demonstrate our ability to quickly and effectively support a new client or scale business from an existing client by emphasizing our systematic approach to implementing customer contact solutions throughout the world.

     We emphasize account development to strengthen relationships with existing clients. Business development and strategic account managers are generally assigned to markets in their area of expertise in order to develop a complete understanding of each client’s particular needs, to form strong client relationships and encourage cross-selling of our other service offerings. We utilize our marketing and sales visibility in the markets to lead our product development efforts to further meet growing market needs.

Clients

     In 2004, we provided service to hundreds of clients from our locations in the United States, Canada, Latin America, Europe, the Philippines, The Peoples Republic of China, India and South Africa. We market to Fortune 1000 corporations and medium sized businesses primarily within the communications, technology/consumer, financial services, healthcare, and transportation and leisure industries. Revenue by vertical market for 2004, as a percentage of our consolidated revenues, was 36% for technology/consumer, 32% for communications, 8% for financial services, 7% for healthcare, 7% for retail, 6% for transportation and leisure, and 4% for all other vertical markets, including, government-related and utilities. We believe our globally recognized client base presents opportunities for further cross marketing of our services.

     For the years ended December 31, 2004 and 2003, total revenues included $36.6 million, or 7.8% of consolidated revenues, and $81.2 million, or 16.9% of consolidated revenues, respectively, from Accenture, a leading systems integrator that represents a major provider of communication services to whom we provide various outsourced customer contact management services. Effective May 1, 2003, we entered into a subcontractor services agreement (the “Agreement”) with Accenture following the execution of a primary services agreement between the major provider of communication services and Accenture. The revenues for the year ended December 31, 2002, as it relates to this relationship were $71.6 million, or 15.8% of consolidated revenues. Under the terms of this three-year Agreement, which contains penalty provisions for failure to meet minimum service levels and is cancelable with 6 months written notice, we will continue to provide the products and services necessary to support and assist Accenture in the management and performance of its primary services agreement.

   In addition, for the years ended December 31, 2004, 2003 and 2002, total revenues included $33.8 million, or 7.3% of consolidated revenues, $58.5 million, or 12.2% of consolidated revenues, and $54.6 million, or 12.1% of consolidated revenues, respectively, from Microsoft Corporation, a major provider of software and related services.

     Although no client represented 10% or more of 2004 consolidated revenues, our top ten clients accounted for approximately 45% of our consolidated revenues in 2004. The loss of (or the failure to retain a significant amount of business with) Accenture, Microsoft or any of our other key clients could have a material adverse effect on our performance. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short-term notice. Also, clients may unilaterally reduce their use of our services under our contracts without penalty.

Competition

     The industry in which we operate is extremely competitive and highly fragmented. While many companies provide customer contact management solutions and services, we believe no one company is dominant in the industry.

     In most cases, our principal competition stems from our existing and potential clients’ in-house customer contact management operations. When it is not the in-house operations of a client, our direct competition includes TeleTech, Sitel, APAC Customer Services, ICT Group, Client Logic, Convergys, West Corporation, Stream, PeopleSupport, EDS, IBM and NCO Group as well as the customer care arm of such companies as Accenture, WIPRO, 24/7, Infosys and SR Teleperformance. There are other numerous and varied providers of such services, including firms specializing in various CRM consulting, other customer management solutions providers — niche or large market companies, as well as product distribution companies that provide fulfillment services. Some of these companies possess substantially greater resources, greater name recognition and a more established customer base than we.

     We believe that the most significant competitive factors in the sale of outsourced customer contact management services include service quality, tailored value added service offering, industry experience, advanced technology capabilities, global coverage, reliability, scalability, security and price. As a result of intense competition, outsourced customer contact management solutions and services frequently are subject to pricing pressure. Clients also require outsourcers to be able to provide services in multiple locations. Competition for contracts for many of our services takes the form of competitive bidding in response to requests for proposals.

Intellectual Property

     We rely upon a combination of contract provisions and trade secret laws to protect the proprietary technology we use at our customer contact management centers and facilities. We also rely on a combination of copyright, trademark and trade secret laws to protect our proprietary software. We attempt to further protect our trade secrets and other proprietary information through agreements with employees and consultants. We do not hold any patents and do not have any patent applications pending. There can be no assurance that the steps we have taken to protect our proprietary technology will be adequate to deter misappropriation of our proprietary rights or third-party development of similar proprietary software. Sykes ®, REAL PEOPLE. REAL SOLUTIONS. ® and Sykes Answerteam ® are our registered service marks. We hold a number of registered trademarks, including ETSC ®, FS PRO ® and FS PRO MARKETPLACE ®.

Employees

     At January 31, 2005, we had approximately 17,130 employees worldwide, consisting of 15,400 customer contact agents handling technical and customer support inquiries at our centers, 1,440 in management, administration and finance, 120 in enterprise support services, 150 in fulfillment services and 20 in sales and marketing. Our employees, with the exception of approximately 500 employees in Europe, are not represented by a labor union and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be good.

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

Factors Influencing Future Results and Accuracy of Forward — Looking Statements

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

Dependence on Key Clients

     We derive a substantial portion of our revenues from a few key clients. For the years ended December 31, 2004 and 2003, total revenues included $36.6 million, or 7.8% of consolidated revenues, and $81.2 million, or 16.9% of consolidated revenues, respectively, from Accenture, a leading systems integrator that represents a major provider of communication services to whom we provide various outsourced customer contact management services. Effective May 1, 2003, we entered into a subcontractor services agreement (the “Agreement”) with Accenture following the execution of a primary services agreement between the major provider of communication services and Accenture. The revenues for the year ended December 31, 2002, as it relates to this relationship were $71.6 million, or 15.8% of consolidated revenues. Under the terms of this three-year Agreement, which contains penalty provisions for failure to meet minimum service levels and is cancelable with 6 months written notice, we will continue to provide the products and services necessary to support and assist Accenture in the management and performance of its primary services agreement.

     In addition, total revenue for the years ended December 31, 2004, 2003 and 2002, includes $33.8 million, or 7.3% of consolidated revenues, $58.5 million, or 12.2% of consolidated revenues and $54.6 million, or 12.1% of consolidated revenues, respectively, from Microsoft Corporation, a major provider of software and related services. Our top ten clients accounted for approximately 45%, 59% and 60%, of consolidated revenue for the years ended December 31, 2004, 2003, and 2002, respectively.

     Our loss of, or the failure to retain a significant amount of business with Accenture, Microsoft or any of our other key clients could have a material adverse effect on our business, financial condition and results of operations. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short-term notice. Also, clients may unilaterally reduce their use of our services under these contracts without penalty. Thus, our contracts with our clients do not ensure that we will generate a minimum level of revenues.

Risks Associated With International Operations and Expansion

     We intend to continue to pursue growth opportunities in markets outside the United States. At December 31, 2004, our international operations were conducted from 24 customer contact management centers located in Sweden, the Netherlands, Finland, Germany, South Africa, Scotland, India, Ireland, Italy, Hungary, Spain, The Peoples Republic of China and the Philippines. Revenues from these operations for the years ended December 31, 2004, 2003, and 2002, were 59%, 44%, and 39% of consolidated revenues, respectively. We also conduct business from four customer contact management centers located in Canada, Costa Rica and El Salvador. International operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, tariffs and taxes, import/export license requirements, the imposition of trade barriers, difficulties in staffing and managing international operations, political uncertainties, longer payment cycles, foreign exchange restrictions that could limit the repatriation of earnings, possible greater difficulties in accounts receivable collection, potentially adverse tax consequences, and economic instability. As of December 31, 2004, we had cash balances of approximately $79.0 million held in international operations, which may be subject to additional taxes if repatriated to the United States.

     We conduct business in various foreign currencies and are therefore exposed to market risk from changes in foreign currency exchange rates and interest rates, which could impact our results of operations and financial condition. We are also subject to certain exposures arising from the translation and consolidation of the financial results of our foreign subsidiaries. We have, from time to time, taken limited actions, such as using foreign currency forward contracts, to attempt to mitigate our currency exchange exposure. However, there can be no assurance that we will take any actions to mitigate such exposure in the future, and if taken, that such actions will be successful or that future changes in currency exchange rates will not have a material impact on our future operating results. A significant change in the value of the dollar against the currency of one or more countries where we operate may have a material adverse effect on our results.

Fundamental Shift Towards Global Service Delivery Markets

     Clients are increasingly requiring blended delivery models using a combination of onshore and offshore support. Our offshore delivery locations include The Peoples Republic of China, the Philippines, Costa Rica and El Salvador, and while we have operated in global delivery markets since 1996, there can be no assurance that we will be able to successfully conduct and expand such operations, and a failure to do so could have a material adverse effect on our business, financial condition, and results of operations. The success of our offshore operations will be subject to numerous contingencies, some of which are beyond our control, including general and regional economic conditions, prices for our services, competition, changes in regulation and other risks. In addition, as with all of our operations outside of the United States, we are subject to various additional political, economic, and market uncertainties (See “Risks Associated with International Operations and Expansion.”). Additionally, a change in the political environment in the United States or the adoption and enforcement of legislation and regulations curbing the use of offshore customer contact management solutions and services could effectively have a material adverse effect on our business, financial condition and results of operations.

Existence of Substantial Competition

     The markets for our services on a commoditized basis are highly competitive and subject to rapid change. While many companies provide outsourced customer contact management services, we believe no one company is dominant in the industry. There are numerous and varied providers of our services, including firms specializing in call center operations, temporary staffing and personnel placement, consulting and integration firms, and niche providers of outsourced customer contact management services, many of whom compete in only certain markets. Our competitors include both companies who possess greater resources and name recognition than we do, as well as small niche providers that have few assets and regionalized (local) name recognition instead of global name recognition. In addition to our competitors, many companies who might utilize our services or the services of one of our competitors may utilize in-house personnel to perform such services. Increased competition, our failure to compete successfully, pricing pressures, loss of market share and loss of clients could have a material adverse effect on our business, financial condition and results of operations.

     Many of our large clients purchase outsourced customer contact management services from multiple preferred vendors. We have experienced and continue to anticipate significant pricing pressure from these clients in order to remain a preferred vendor. These companies also require vendors to be able to provide services in multiple locations. Although we believe we can effectively meet our clients’ demands, there can be no assurance that we will be able to compete effectively with other outsourced customer contact management services companies on price. We believe that the most significant competitive factors in the sale of our core services include the standard requirements of quality, tailored value added service offerings, industry experience, global coverage, reliability, scalability, security and price.

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

Dependence on Trend Toward Outsourcing

     Our business and growth depend in large part on the industry trend toward outsourced customer contact management services. Outsourcing means that an entity contracts with a third party, such as us, to provide customer contact services rather than perform such services in-house. There can be no assurance that this trend will continue, as organizations may elect to perform such services themselves. A significant change in this trend could have a material adverse effect on our business, financial condition and results of operations. Additionally, there can be no assurance that our cross-selling efforts will cause clients to purchase additional services from us or adopt a single-source outsourcing approach.

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

     Our acquisition strategy involves other potential risks. These risks include:

▪	The inability to obtain the capital required to finance potential acquisitions on satisfactory terms;

▪	The diversion of our attention to the integration of the businesses to be acquired;

▪	The risk that the acquired businesses will fail to maintain the quality of services that we have historically provided;

▪	The need to implement financial and other systems and add management resources;

▪	The risk that key employees of the acquired business will leave after the acquisition;

▪	Potential liabilities of the acquired business;

▪	Unforeseen difficulties in the acquired operations;

▪	Adverse short-term effects on our operating results;

▪	Lack of success in assimilating or integrating the operations of acquired businesses within our business;

▪	The dilutive effect of the issuance of additional equity securities;

▪	The impairment of goodwill and other intangible assets involved in any acquisitions;

▪	The businesses we acquire not proving profitable; and

▪	Potentially incurring additional indebtedness.

Uncertainties Relating to Future Litigation

     We cannot predict whether any material suits, claims, or investigations may arise in the future. Regardless of the outcome of any future actions, claims, or investigations, we may incur substantial defense costs and such actions may cause a diversion of management time and attention. Also, it is possible that we may be required to pay substantial damages or settlement costs which could have a material adverse effect on our financial condition and results of operations.

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

Control By Principal Shareholder and Anti-Takeover Considerations

     As of March 2, 2005, John H. Sykes, our founder and former Chairman of the Board and Chief Executive Officer, beneficially owned approximately 35.0% of our outstanding common stock. As a result, Mr. Sykes will have substantial influence in the election of our directors and in determining the outcome of other matters requiring shareholder approval.

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

Executive Officers

     The following table provides the names and ages of our executive officers, and the positions and offices currently held by each of them:

Name	Age	Principal Position
Charles E. Sykes	41	President and Chief Executive Officer
W. Michael Kipphut	51	Senior Vice President and Chief Financial Officer
James C. Hobby	54	Senior Vice President, Global Operations
Jenna R. Nelson	41	Senior Vice President, Human Resources
Daniel L. Hernandez	38	Senior Vice President, Global Strategy
David L. Pearson	46	Senior Vice President and Chief Information Officer
William N. Rocktoff	42	Vice President and Corporate Controller
James T. Holder	46	Vice President, General Counsel and Corporate Secretary

     Charles E. Sykes joined Sykes in 1986 and was named President and Chief Executive Officer in August 2004. From July 2003 to August 2004, Mr. Sykes was the Chief Operating Officer. From March 2000 to June 2001, Mr. Sykes was Senior Vice President, Marketing and in June 2001 he was appointed to the position of General Manager, Senior Vice President — the Americas. From December 1996 to March 2000, he served as Vice President, Sales and held the position of Regional Manager of the Midwest Region for Professional Services from 1992 until 1996. Mr. Charles E. Sykes is the son of Mr. John H. Sykes.

     W. Michael Kipphut, C.P.A., joined Sykes in March 2000 as Vice President and Chief Financial Officer and was named Senior Vice President and Chief Financial officer in June 2001. From September 1998 to February 2000, Mr. Kipphut held the position of Vice President and Chief Financial Officer for USA Floral Products, Inc., a publicly held worldwide perishable products distributor. From September 1994 until September 1998, Mr. Kipphut held the position of Vice President and Treasurer for Spalding & Evenflo Companies, Inc., a global manufacturer of consumer products. Previously, Mr. Kipphut held various financial positions including Vice President and Treasurer in his 17 years at Tyler Corporation, a publicly held diversified holding company.

     James C. Hobby joined Sykes in August 2003 as Senior Vice President, the Americas, overseeing the daily operations, administration and development of Sykes’ customer care and enterprise support operations throughout North America, Latin America, the Asia Pacific Rim and India and was named Senior Vice President, Global Operations in January 2005. Prior to joining Sykes, Mr. Hobby held several positions at Gateway, Inc., most recently serving as President of Consumer Customer Care since August 1999. From January 1999 to August 1999, Mr. Hobby served as Vice President of European Customer Care for Gateway, Inc. From January 1996 to January 1999, Mr. Hobby served as the Vice President of European Customer Service Centers at American Express. Prior to January 1996, Mr. Hobby held various senior management positions in customer care at FedEx Corporation since 1983, mostly recently serving as Managing Director, European Customer Service Operations.

     Jenna R. Nelson joined Sykes in August 1993 and was named Senior Vice President, Human Resources in July 2001. From January 2001 until July 2001, Ms. Nelson held the position of Vice President, Human Resources. In August 1998, Ms. Nelson was appointed Vice President, Human Resources and held the position of Director, Human Resources and Administration from August 1996 to July 1998. From August 1993 until July 1996, Ms. Nelson served in various management positions within Sykes, including Director of Administration.

     Daniel L. Hernandez joined Sykes in October 2003 as Senior Vice President, Global Strategy overseeing marketing, operations strategy and client relations worldwide. Prior to joining Sykes, Mr. Hernandez served as President and CEO of SBC Internet Services, a division of SBC Communications Inc., since March 2000. From February 1998 to March 2000, Mr. Hernandez held the position of Vice President/General Manager, Internet and System Operations at Ameritech Interactive Media Services. Prior to February 1998, Mr. Hernandez held various management positions at U S West Communications since joining the telecommunications provider in 1990.

     David L. Pearson joined Sykes in February 1997 as Vice President, Engineering and was named Vice President, Technology Systems Management in 2000 and Senior Vice President and Information Officer in August 2004. Prior to Sykes, Mr. Pearson held various engineering and technical management roles over a fifteen year period, including eight years at Compaq Computer Corporation and five years at Texas Instruments.

     William N. Rocktoff, C.P.A., joined Sykes in August 1997 as Corporate Controller and was named Treasurer and Corporate Controller in December 1999 and Vice President and Corporate Controller in March 2002. From November 1989 to August 1997, Mr. Rocktoff held various financial positions, including Corporate Controller at Kimmins Corporation, a publicly held contracting company.

     James T. Holder, J.D., C.P.A joined Sykes in December 2000 as General Counsel and was named Corporate Secretary in January 2001 and Vice President in January 2004. From November 1999 until November 2000, Mr. Holder served in a consulting capacity as Special Counsel to Checkers Drive-In Restaurants, Inc., a publicly held restaurant operator and franchisor. From November 1993 until November 1999, Mr. Holder served in various capacities at Checkers including Corporate Secretary, Chief Financial Officer and Senior Vice President and General Counsel.

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

		Square
Properties	General Usage	Feet	Lease Expiration

UNITED STATES LOCATIONS

Tampa, Florida	Corporate headquarters	67,645	June 2010
Ada, Oklahoma	Customer contact management center(1)	42,000	Company owned
Bismarck, North Dakota	Customer contact management center	42,000	Company owned
Palatka, Florida	Customer contact management center(1)	42,000	Company owned
Wise, Virginia	Customer contact management center	42,000	Company owned
Greeley, Colorado	Customer contact management center (1)	42,000	Company owned
Manhattan, Kansas	Customer contact management center (2)	42,000	Company owned
Milton-Freewater, Oregon	Customer contact management center	42,000	Company owned
Morganfield, Kentucky	Customer contact management center	42,000	Company owned
Perry County, Kentucky	Customer contact management center (1)	42,000	Company owned
Minot, North Dakota	Customer contact management center	42,000	Company owned
Pikeville, Kentucky	Customer contact management center (2)	42,000	Company owned
Ponca City, Oklahoma	Customer contact management center	42,000	Company owned
Sterling, Colorado	Customer contact management center	34,000	Company owned
Cary, North Carolina	Office	3,400	March 2006
Poughkeepsie, New York	Office	1,000	January 2006
St. Louis, Missouri	Office	3,751	September 2024

(1)	Closed and held for sale.

(2)	Closed and leased.

		Square
Properties	General Usage	Feet	Lease Expiration

INTERNATIONAL
LOCATIONS

Amsterdam, The Netherlands	Customer contact management center	33,000	September 2009
London, Ontario, Canada	Customer contact management center/Headquarters	50,000	Company owned
Budapest, Hungary	Customer contact management center	22,819	August 2023
Budapest, Hungary	Customer contact management center	23,895	June 2005
Edinburgh, Scotland	Customer contact management center/Office/Headquarters	35,870 17,830	October 2019 March 2006

LaAurora, Heredia, Costa Rica (two)	Customer contact management centers	131,890	September 2023
San Salvador, El Salvador	Customer contact management center	32,600	November 2023
Toronto, Ontario, Canada	Customer contact management center	14,600	December 2006
North Bay, Ontario, Canada	Customer contact management center (3)	5,571	March 2005
Sudbury, Ontario, Canada	Customer contact management center (3)	2,048	December 2007
Moncton, New Brunswick, Canada	Customer contact management center(3)	11,331	February 2009
Barthuste, New Brunswick	Customer contact management center(3)	1,856	December 2007
Turku, Finland	Customer contact management center	12,500	February 2006
Bochum, Germany	Customer contact management center	43,226	July 2006
Pasewalk, Germany	Customer contact management center	41,900	March 2007
Wilhelmshaven, Germany (two)	Customer contact management centers	86,205	March 2009
Bangalore, India	Customer contact management center (4)	94,727	May 2005
Makati City, The Philippines	Customer contact management center	101,254	December 2005
		136,895	March 2023
Mandaue City, The Philippines	Customer contact management center	67,742	February 2023
Johannesburg, South Africa	Customer contact management center	98,967	March 2025
Pasig City, The Philippines	Customer contact management center	127,448	December 2023
Quezon City, The Philippines	Customer contact management center	80,137	May 2024
Ed, Sweden	Customer contact management center	44,000	October 2009
Sveg, Sweden	Customer contact management center	35,100	November 2019
Shanghai, The Peoples Republic of China	Customer contact management center	33,000	October 2005
Prato, Italy	Customer contact management center	10,000	October 2022
Shannon, Ireland	Customer contact management center	66,000	April 2013
Lugo, Spain	Customer contact management center	27,703	June 2005
La Coruña, Spain	Customer contact management center	32,290	December 2024
Kosice, Slovakia	Customer contact management center	11,193	December 2024
Galashiels, Scotland	Fulfillment center	126,700	Company owned
Upplands Vasby, Sweden	Fulfillment center and Sales office	23,498	October 2007
Turku, Finland	Fulfillment center	26,000	March 2006
Frankfurt, Germany	Sales office	1,700	September 2005
Bangalore, India	Technology development services	1,500	January 2006

(3)	Considered part of the Toronto, Ontario, Canada customer contact management center.

(4)	Lease assigned effective May 2005.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Securities

     Our common stock is quoted on the NASDAQ National Market under the symbol SYKE. The following table sets forth, for the periods indicated, certain information as to the high and low sale prices per share of our common stock as quoted on the NASDAQ National Market.

	High	Low

Year ended December 31, 2004:
Fourth Quarter	$7.20	$4.51
Third Quarter	7.66	4.43
Second Quarter	7.71	5.34
First Quarter	10.07	5.22

Year ended December 31, 2003:
Fourth Quarter	$10.50	$6.70
Third Quarter	8.29	4.57
Second Quarter	5.30	3.75
First Quarter	4.34	2.85

     Holders of our common stock are entitled to receive dividends out of the funds legally available when and if declared by the Board of Directors. We have not declared or paid any cash dividends on our common stock in the past and do not anticipate paying any cash dividends in the foreseeable future.

     As of March 3, 2005, there were 1,320 holders of record of the common stock. We believe that there were 6,111 beneficial owners of our common stock.

     Below is a summary of stock repurchases for the quarter ended December 31, 2004 (in thousands, except average price per share). See Note 16, Earnings Per Share, to the Consolidated Financial Statements for information regarding our stock repurchase program.

				Maximum
			Total Number of	Number Of
			Shares Purchased	Shares That May
		Average	as Part of	Yet Be
	Total Number	Price	Publicly	Purchased
	of Shares	Paid Per	Announced Plans	Under Plans or
Period	Purchased (1)	Share	or Programs	Programs
October 1, 2004 – October 31, 2004	—	—	1,644	1,356
November 1, 2004 – November 30, 2004	—	—	1,644	1,356
December 1, 2004 – December 31, 2004	—	—	1,644	1,356

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3 million with no expiration date.

Item 6. Selected Financial Data

Selected Financial Data

     The following selected financial data has been derived from our consolidated financial statements. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and related notes.

	Years Ended December 31,
(In thousands, except per share data)	2004	2003	2002	2001	2000
INCOME STATEMENT DATA (9) :

Revenues	$466,713	$480,359	$452,737	$496,722	$603,606
Income (loss) from operations (2,3,4,6,7)	12,597	11,368	(11,295)	(360)	(12,308)
Net income (loss) (2,3,4,5,6,7,8)	10,814	9,305	(18,631)	409	46,787
Net income (loss) per basic share (2,3,4,5,6,7,8)	0.27	0.23	(0.46)	0.01	1.13
Net income (loss) per diluted share (2,3,4,5,6,7,8)	0.27	0.23	(0.46)	0.01	1.13

PRO FORMA INFORMATION ASSUMING ACCOUNTING CHANGE IS APPLIED RETROACTIVELY (1,9):

Revenues	$466,713	480,359	$452,737	$496,722	$603,606
Income (loss) from operations ((2,3,4,6,7)	12,597	11,368	(11,295)	(360)	(12,308)
Net income (loss) (2,3,4,5,6,7,8)	10,814	9,305	(18,631)	409	47,706
Net income (loss) per basic share (2,3,4,5,6,7,8)	0.27	0.23	(0.46)	0.01	1.15
Net income (loss) per diluted share (2,3,4,5,6,7,8)	0.27	0.23	(0.46)	0.01	1.15

BALANCE SHEET DATA (9) :

Working capital	$136,399	$118,504	$101,115	$96,547	$92,964
Total assets	312,526	318,175	296,841	309,780	357,954
Long-term debt, less current installments	—	—	—	—	8,759
Shareholders’ equity	210,035	200,832	182,345	191,212	195,892

(1)	Effective January 1, 2000, we changed our policy regarding the recognition of revenue based on criteria established by Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).

(2)	The amounts for 2004 include a $7.1 million net gain on the sale of facilities, a $5.4 million net gain on insurance settlement, a $0.1 million reversal of restructuring and other charges and $0.7 million of charges associated with the impairment of long-lived assets.

(3)	The amounts for 2003 include a $2.1 million net gain on the sale of facilities and a $0.6 million reversal of restructuring and other charges.

(4)	The amounts for 2002 include $20.8 million of restructuring and other charges, $1.5 million of charges associated with the impairment of long-lived assets and a $1.6 million net gain on the sale of facilities.

(5)	The amounts for 2002 include $13.8 million of charges associated with the litigation settlement.

(6)	The amounts for 2001 include $14.6 million of restructuring and other charges and $1.5 million of charges associated with the impairment of long-lived assets.

(7)	The amounts for 2000 include $7.8 million of compensation expense related to payments made to certain SHPS, Incorporated (“SHPS”) option holders as part of the sale of a 93.5% ownership interest in SHPS that occurred on June 30, 2000 and $30.5 million of restructuring and other charges.

(8)	The amounts for 2000 include an $84.0 million gain from the sale of a 93.5% ownership interest in SHPS that occurred on June 30, 2000 and a gain of $0.7 million related to the sale of a small Canadian operation that sold roadside assistance memberships for which we provide customer support.

(9)	Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following should be read in conjunction with the Consolidated Financial Statements and the notes thereto that appear elsewhere in this document. The following discussion and analysis compares the year ended December 31, 2004 (“2004”) to the year ended December 31, 2003 (“2003”), and 2003 to the year ended December 31, 2002 (“2002”).

     The following discussion and analysis and other sections of this document contain forward-looking statements that involve risks and uncertainties. Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. Future events and actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis and in this Form 10-K for the year ended December 31, 2004 in Item 1 in the section entitled “Factors Influencing Future Results and Accuracy of Forward-Looking Statements.”

Overview

     We provide outsourced customer contact management solutions and services with an emphasis on inbound technical support and customer service, which represented 93.9% of consolidated revenues in 2004, delivered through multiple communication channels encompassing phone, e-mail, Web and chat. Revenue from technical support and customer service, provided through our customer contact management centers, is recognized as services are rendered. These services are billed on an amount per e-mail, a fee per call, a rate per minute or on a time and material basis. Revenue from fulfillment services is generally billed on a per unit basis.

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

     Recognition of income associated with grants from local or state governments of land and the acquisition of property, buildings and equipment is deferred and recognized as a reduction of depreciation expense included within general and administrative costs over the corresponding useful lives of the related assets. Amounts received in excess of the cost of the building are allocated to equipment and, only after the grants are released from escrow, recognized as a reduction of depreciation expense over the weighted average useful life of the related equipment, which approximates five years. Deferred property and equipment grants, net of amortization, totaled $20.6 million and $27.4 million at December 31, 2004 and 2003, respectively.

     The net (gain) loss on disposal of property and equipment includes the net gain on the sale of various facilities in 2004 and 2003 offset by the net loss on the disposal of property and equipment.

     The net gain on insurance settlement includes the insurance proceeds received for damage to our Marianna, Florida customer contact management center in September 2004.

     Restructuring and other charges (reversals) consist of the following: 2004 and 2003 reversals of certain accruals related to the 2002, 2001 and 2000 restructuring plans; and 2002 charges of $20.8 million related to the closure and consolidation of two U.S. and three European customer contact management centers, capacity reductions within the European fulfillment operations, the write-off of certain assets, lease termination and severance and related costs.

     Impairment of long-lived assets charges of $0.7 million in 2004 relate to certain property and equipment in Bangalore, India as a result of our plans to migrate the call volumes of the customer contact management services and related operations in India to other facilities in the Asia Pacific region in 2005. As a result of this plan of migration, the Company estimates that during the first quarter of 2005 it will incur charges of approximately $0.3 million as a result of severance and related costs and $0.3 million related to other exit costs. In connection with this migration, the Company expects to redeploy property and equipment located in India totaling approximately $1.9 million to other more strategically-aligned offshore facilities in the Asia Pacific region. The total charges related to the plan of migration are anticipated to be approximately $1.3 million. In 2002, impairment of long-lived assets charges of $1.5 million include the write-off of certain intangible assets associated with a customer contact management agreement for which the level of call volumes fell below anticipated levels.

     Other income (expense) consists primarily of interest income, net of interest expense, foreign currency transaction gains and losses, and a $13.8 million charge for the uninsured portion of a litigation settlement and associated legal costs in September 2002. Foreign currency transaction gains and losses generally result from exchange rate fluctuations on intercompany transactions and the revaluation of cash and other current assets that are settled in a currency other than functional currency.

     The Company’s effective tax rate for the periods presented reflects the effects of foreign taxes, net of foreign income not taxed in the United States, and nondeductible expenses for income tax purposes.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our Statements of Operations:

	Years Ended December 31,
	2004	2003	2002
PERCENTAGES OF REVENUES:
Revenues	100.0%	100.0%	100.0%
Direct salaries and related costs	64.4	64.4	63.4
General and administrative	35.4	33.7	34.4
Net gain on disposal of property and equipment	(1.5)	(0.3)	(0.2)
Net gain on insurance settlement	(1.2)	—	—
Restructuring and other charges (reversals)	0.0	(0.1)	4.6
Impairment of long-lived assets	0.2	—	0.3

Income (loss) from operations	2.7	2.3	(2.5)
Other income (expense) (1)	0.7	0.6	(2.9)

Income (loss) before provision (benefit) for income taxes	3.4	2.9	(5.4)
Provision (benefit) for income taxes	1.1	1.0	(1.3)

Net income (loss)	2.3%	1.9%	(4.1)%

(1)	Includes litigation settlement of 3.1% in 2002.

The following table sets forth, for the periods indicated, certain data derived from our Consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2004	2003	2002

Revenues	$466,713	$480,359	$452,737
Direct salaries and related costs	300,600	309,489	287,141
General and administrative	165,232	161,743	155,547
Net gain on disposal of property and equipment	(6,915)	(1,595)	(945)
Net gain on insurance settlement	(5,378)	—	—
Restructuring and other charges (reversals)	(113)	(646)	20,814
Impairment of long-lived assets	690	—	1,475

Income (loss) from operations	12,597	11,368	(11,295)
Other income (expense) (2)	3,264	2,588	(13,151)

Income (loss) before (provision) benefit for income taxes	15,861	13,956	(24,446)
Provision (benefit) for income taxes	5,047	4,651	(5,815)

Net income (loss)	$10,814	$9,305	$(18,631)

(2)	Includes litigation settlement of $13.8 million in 2002.

The following table summarizes our revenues, for the periods indicated, by geographic region (in thousands):

	Years Ended December 31,
	2004	2003	2002

Revenues:
Americas	$283,253	$321,195	$299,185
EMEA	183,460	159,164	153,552

Consolidated	$466,713	$480,359	$452,737

2004 Compared to 2003

Revenues

     During 2004, we recognized consolidated revenues of $466.7 million, a decrease of $13.7 million or 2.9% from $480.4 million of consolidated revenues for 2003.

     On a geographic segmentation, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 60.7%, or $ 283.3 million for 2004 compared to 66.9%, or $321.2 million for 2003. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 39.3%, or $ 183.4 million for 2004 compared to 33.1% or $159.2 million for 2003.

     The decrease in Americas’ revenue of $ 37.9 million, or 11.8%, for 2004, compared to 2003, reflected the client-driven migration of call volumes from the United States to comparable or higher margin offshore operations, including Latin America and the Asia Pacific Rim, the resulting mix-shift in revenues from the United States to offshore (each offshore seat generates roughly half the revenue dollar equivalence of a U.S. seat) and the ramp down of a technology client late in the first quarter of 2003. In addition to the revenue mix-shift, the revenue decline reflected an overall reduction in U.S. customer call volumes primarily attributable to the decision by certain communications and technology clients to exit dial-up Internet service customer support programs in early 2004. This decrease was partially offset by an increase in revenues from our offshore operations, which represented 27.6% of consolidated revenues for 2004 compared to 16.9% for 2003. We expect this trend of generating more of our revenues from offshore operations to continue in 2005. We anticipate that as our offshore operations grow and become a larger percentage of revenues, the total revenue and revenue growth rate may decline since each offshore seat generates less average revenue per seat than in the United States. While the average offshore revenue per seat is less, the operating margins generated offshore are generally comparable or higher than those in the United States. However, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce in offshore markets.

     The increase in EMEA’s revenue of $24.2 million, or 15.3%, for 2004 was primarily related to the strengthening Euro, which positively impacted revenues for 2004 by approximately $16.5 million compared to the Euro in 2003. Excluding this foreign currency benefit, EMEA’s revenues would have increased $7.7 million compared with last year reflecting an improvement in certain customer call volumes and higher incentive payments related to quality operating performance. However, the persistent economic sluggishness in our key European markets continues to present challenges for us. The increase in revenue in 2004, compared to the same period in 2003, also included the recognition of deferred revenues of $0.8 million related to a former client.

Direct Salaries and Related Costs

     Direct salaries and related costs decreased $8.9 million or 2.9% to $300.6 million for 2004, from $309.5 million in 2003. Excluding the negative foreign currency impact of $11.0 million related to the strengthening Euro in 2004 compared to the Euro in 2003, direct salaries and related costs decreased $19.9 million compared with last year. This decrease was due to lower direct and indirect salaries and related benefits primarily attributable to an overall reduction in U.S. customer call volumes. This decrease was offset by 1) higher telephone costs related to transporting calls offshore, 2) higher staffing and training costs associated with the ramp-up offshore and certain duplicative costs as we simultaneously ramped-down U.S. customer contact management centers, 3) termination costs related to the consolidation of two European customer contact management centers and 4) higher claim costs associated with our automotive program in Canada related to higher fuel costs and the severe Canada winter. The migration offshore was substantially complete at the end of the third quarter of 2004. As a percentage of revenues, direct salaries and related costs was 64.4% in both 2004 and 2003.

General and Administrative

     General and administrative expenses increased $3.5 million or 2.2% to $165.2 million for 2004, from $161.7 million in 2003. Excluding the negative foreign currency impact of $4.6 million related to the strengthening Euro in 2004 compared to the Euro in 2003, general and administrative expenses decreased $1.1 million compared with last year. This decrease was principally attributable to a decrease in depreciation expense of $1.0 million related to the 2003 expiration of two technology client contracts, lower insurance costs, technology related costs and bad debts. This decrease was partially offset by 1) higher compliance costs of $3.3 million related to the Sarbanes-Oxley Act, 2) compensation costs of $1.7 million related to the former chairman’s retirement and 3) lease and utilities costs associated with expansion of offshore facilities. As a percentage of revenues, general and administrative expenses increased to 35.4% in 2004 from 33.7% in 2003.

Net Gain on Disposal of Property and Equipment

     The net gain on disposal of property and equipment of $6.9 million for 2004 includes a $2.8 million net gain on the sale of our Hays, Kansas facility, a $2.7 million net gain on the sale of our Klamath Falls, Oregon facility, a $0.1 million net gain on the sale of a parcel of land at our Pikeville, Kentucky facility and a $1.5 million net gain on the sale of our Eveleth, Minnesota facility, offset by a $0.2 million loss on disposal of property and equipment. This compares to a $1.6 million net gain on disposal of property and equipment, which includes a $1.9 million net gain on the sale of our Scottsbluff, Nebraska facility (closed in connection with the 2002 restructuring plan) and a $0.2 million portion of the net gain related to the installment sale of our Eveleth, Minnesota facility offset by a $0.5 million loss on disposal of property and equipment.

Net Gain on Insurance Settlement

     In September 2004, the building and contents of our customer contact management center located in Marianna, Florida was severely damaged by Hurricane Ivan. Upon settlement with the insurer in December 2004, we recognized a net gain of $5.4 million after write-off of the property and equipment, which had a net book value of $3.4 million, net of the related deferred grants of $2.2 million. We also received an insurance recovery for business interruption during 2004 and recognized $0.1 million and $0.2 million, respectively, as a reduction to “Direct salaries and related costs” and “General and administrative” costs in the accompanying Consolidated Statement of Operations for the year ended December 31, 2004. In December 2004, we reached an agreement with the City of Marianna to donate the underlying land to the city with $0.1 million to assist with the site demolition and clean up of the property with no further obligation of the Company.

Reversal of Restructuring and Other Charges

     In 2004, restructuring and other charges included a $0.1 million reversal of certain charges related to the remaining lease termination and closure costs for two European customer contact management centers and one European fulfillment center.

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

Impairment of Long-Lived Assets

     During 2004, we recorded a charge for impairment of long-lived assets of $0.7 million related to certain property and equipment in Bangalore, India as a result of our plans to migrate the call volumes of the customer contact management services and related operations in India to other facilities in the Asia Pacific region in 2005.

Other Income and Expense

     Other income increased $0.7 million to $3.3 million for 2004, from $2.6 million in 2003. This increase was primarily attributable to a $0.4 million increase in interest earned on cash and cash equivalents, net of interest expense including $0.8 million of interest received on a foreign income tax refund, and a $0.6 million increase in other miscellaneous income offset by a $0.3 million decrease in foreign currency translation gains, net of losses including $0.7 million related to the liquidation of a foreign entity. Other income excludes the effects of cumulative translation effects included in Accumulated Other Comprehensive Loss in shareholders’ equity in the accompanying Consolidated Balance Sheets.

Provision (Benefit) for Income Taxes

     The 2004 provision for income taxes of $5.1 million was based upon pre-tax book income of $15.9 million, compared to the 2003 provision for income taxes of $4.7 million based upon a pre-tax book income of $14.0 million. The $0.4 million change was primarily attributable to the $1.9 million change in pre-tax book income.

The effective tax rate was 31.8% for 2004 and 33.3% for 2003. This decrease in the effective tax rate resulted from a shift in our mix of earnings within tax jurisdictions and the related effects of permanent differences, state income taxes and foreign income tax rate differentials (including tax holiday jurisdictions) offset by a requisite valuation allowance for the year-to-date United States tax loss benefit provided during the second, third and fourth quarters of 2004 (partially reduced by the reversal of certain specific tax contingency reserves).

Net Income (Loss)

     As a result of the foregoing, we reported income from operations for 2004 of $12.6 million, an increase of $1.2 million from 2003. This increase was principally attributable to an $8.9 million decrease in direct salaries and related costs, a $5.3 million increase in net gain on disposal of property and equipment and a $5.4 million net gain on insurance settlement offset by a $13.7 million decrease in revenues, a $3.5 million increase in general and administrative costs, a $0.7 million increase in impairment of long-lived assets and a $0.5 million decrease in reversals of restructuring and other charges, as previously discussed. The $1.2 million increase in income from operations and an increase in other income of $0.7 million were offset by a $0.4 million higher tax provision, resulting in net income of $10.8 million for 2004, an increase of $1.5 million compared to 2003.

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

Impairment of Long-Lived Assets

     During 2002, we recorded a charge for impairment of long-lived assets of $1.5 million related to the write-off of certain intangible assets associated with a customer contact management agreement for which the level of call volumes fell below anticipated levels.

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

Quarterly Results

     The following information presents our unaudited quarterly operating results for 2004 and 2003. The data has been prepared on a basis consistent with the Consolidated Financial Statements included elsewhere in this Form 10-K, and include all adjustments, consisting of normal recurring accruals that we consider necessary for a fair presentation thereof.

(In thousands, except per share data)
	12/31/04	9/30/04	06/30/04	03/31/04	12/31/03	9/30/03	06/30/03	03/31/03

Revenues	$120,713	$111,507	$113,450	$121,043	$124,212	$119,912	$118,949	$117,286
Direct salaries and related costs	72,766	70,578	73,867	83,389	79,119	76,506	76,508	77,356
General and administrative(1)	41,303	41,338	41,315	41,276	43,099	39,862	38,875	39,907
Net (gain) loss on disposal of property and equipment(2,3)	94	(2,874)	(1,394)	(2,741)	(47)	(1,736)	107	81
Net gain on insurance settlement(4)	(5,378)	—	—	—
Restructuring and other charges (reversals) (5)	(113)	—	—	—	(446)	(200)	—	—
Impairment of long-lived assets(6)	690	—	—	—	—	—	—	—

Income (loss) from operations	11,351	2,465	(338)	(881)	2,487	5,480	3,459	(58)
Other income (expense)(3)	157	5	1,893	1,209	1,347	490	408	343

Income (loss) before provision (benefit) for income taxes	11,508	2,470	1,555	328	3,834	5,970	3,867	285
Provision (benefit) for income taxes	3,084	1,398	481	84	1,201	2,039	1,314	97

Net income (loss)	$8,424	$1,072	$1,074	$244	$2,633	$3,931	$2,553	$188

Net income (loss) per basic share(7)	$0.21	$0.03	$0.03	$0.01	$0.07	$0.10	$0.06	$0.00

Total weighted average basic shares	39,197	39,189	39,882	40,216	40,184	40,307	40,350	40,368

Net income (loss) per diluted share(7)	$0.21	$0.03	$0.03	$0.01	$0.07	$0.10	$0.06	$0.00

Total weighted average diluted shares	39,304	39,259	39,998	40,388	40,445	40,491	40,424	40,371

(1)	The quarter ended September 30, 2004 includes a $2.3 million estimated compensation accrual related to the Chairman’s retirement and the quarter ended December 31, 2004 includes a $0.6 million reversal of part of this accrual related to life insurance premiums to be paid directly to the insurer over the policy period rather than to the insured in a lump sum.

(2)	The quarters ended December 31, 2003 and September 30, 2003 include a net gain of $0.2 million and $1.9 million related to the partial recognition of the sale of the Eveleth, Minnesota and Scottsbluff, Nebraska facilities, respectively. In addition, the quarters ended September 30, 2004, June 30, 2004 and March 31, 2004 include a net gain of $2.8 million related to the sale of the Hays, Kansas facility, $1.6 million related to the sales of the Eveleth, Minnesota facility and the parcel of land at our Pikeville, Kentucky facility; and $2.7 million related to the sale of the Klamath Falls, Oregon facility, respectively.

(3)	The Net (gain) loss on disposal of property and equipment of $0.1 million and $0.1 million were previously reported in Other income (expense) in our quarterly reports on Form 10-Q for the quarters ended June 30, 2003 and March 31, 2003, respectively.

(4)	The quarter ended December 31, 2004 includes a net gain on insurance settlement of $5.4 million.

(5)	The quarters ended December 31, 2004, December 31, 2003 and September 30, 2003 include reversals of restructuring and other charges of $0.1 million, $0.4 million and $0.2 million, respectively.

(6)	The quarter ended December 31, 2004 includes a $0.7 million charge associated with the impairment of long-lived assets.

(7)	Net income (loss) per basic and diluted share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

Liquidity and Capital Resources

     Our primary sources of liquidity are generally cash flows generated by operating activities and from available borrowings under our revolving credit facilities. We utilize these capital resources to make capital expenditures associated primarily with our customer contact management services, invest in technology applications and tools to further develop our service offerings and for working capital and other general corporate purposes, including repurchase of our common stock in the open market and to fund possible acquisitions. In future periods, we intend similar uses of these funds.

     On August 5, 2002, the Company’s Board of Directors authorized the purchase of up to three million shares of its outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. For the year ended December 31, 2004, the Company had repurchased approximately 1.1 million common shares under the 2002 repurchase program at prices ranging between $5.55 and $7.58 per share for a total cost of $7.1 million.

     During the year ended December 31, 2004, we generated $13.7 million in cash from operating activities and received $0.4 million in cash from issuance of stock, $9.8 million in cash from the sale of facilities, property and equipment and $6.9 million in cash from an insurance settlement and insurance payment for business interruption. Further, we used $25.7 million in funds for capital expenditures and $7.1 million to repurchase stock in the open market resulting in a $1.8 million increase in available cash (including the favorable effects of international currency exchange rates on cash of $3.8 million).

     Net cash flows provided by operating activities for the year ended December 31, 2004 were $13.7 million, compared to net cash flows provided by operating activities of $34.2 million for the year ended December 31, 2003. The $20.5 million decrease in net cash flows from operating activities was due to a net decrease in non-cash reconciling items of $7.0 million such as deferred income taxes, net gain on disposal of property and equipment, gain on a property insurance settlement and foreign exchange gain, a net change in assets and liabilities of $15.0 million, offset by an increase in net income of $1.5 million. This $15.0 million net change in assets and liabilities was principally a result of a $5.8 million increase in receivables, a $7.6 million decrease in income taxes payable and $4.7 million decrease in deferred revenue and other liabilities offset by a $3.1 million increase in other assets.

     Capital expenditures, which are generally funded by cash generated from operating activities and borrowings available under our credit facilities, were $25.7 million for the year ended December 31, 2004, compared to $29.3 million for the year ended December 31, 2003, a decrease of $3.6 million, which was driven primarily by declining investments in offshore facilities. During the year ended December 31, 2004, approximately 93% of the capital expenditures were the result of investing in new and existing customer contact management centers, primarily offshore, and 7% was expended primarily for maintenance and systems infrastructure. In 2005, we anticipate capital expenditures in the range of $10.0 million to $15.0 million.

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

     The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at our option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 2.25%. In addition, a commitment fee of up to 0.50% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2007, are secured by a pledge of 65% of the stock of each of our direct foreign subsidiaries. The Credit Facility prohibits us from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings in 2004 and no outstanding balances as of December 31, 2004 with $50.0 million availability under the Credit Facility. At December 31, 2004, we were in compliance with all loan requirements of the Credit Facility.

     At December 31, 2004, we had $93.9 million in cash, of which approximately $79.0 million was held in international operations and may be subject to additional taxes if repatriated to the United States. On October 22, 2004 the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Based on our analysis to date, however, it is reasonably possible that we may repatriate some amount up to $50.0 million. The related range of income tax effects of such repatriation cannot reasonably be estimated. We expect to be in a position to finalize our assessment by December 31, 2005.

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

Off-Balance Sheet Arrangements and Other

     At December 31, 2004, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Contractual Obligations

     The following table summarizes our contractual cash obligations at December 31, 2004, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
		Less Than 1
	Total	Year	1 - 3 Years	4 - 5 Years	After 5 Years

Operating leases (1)	$51,546	$14,375	$14,271	$7,331	$15,569
Accrued restructuring charges (2)	478	478	—	—	—
Purchase obligations (3)	26,819	14,315	12,504	—	—
Other long-term liabilities (4)	21	21	—	—	—

Total contractual cash obligations	$78,864	$29,189	$26,775	$7,331	$15,569

(1)	Amounts represent the expected cash payments of our operating leases as discussed in Note 17 to the Consolidated Financial Statements.

(2)	Amounts represent the expected cash payments in connection with the 2002 and 2000 restructuring plans as discussed in Note 15 to the Consolidated Financial Statements.

(3)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(4)	Other long-term liabilities, which exclude deferred income taxes, represent the expected cash payments due minority shareholders of certain subsidiaries and others.

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

     We believe the following accounting policies are the most critical since these policies require significant judgment or involve complex estimations that are important to the portrayal of our financial condition and operating results:

▪	We recognize revenue pursuant to applicable accounting standards, including SEC Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” SAB 104, “Revenue Recognition” and the Emerging Issues Task force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.” SAB 101, as amended, and SAB 104 summarize certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. EITF No. 00-21 provides further guidance on how to account for multiple element contracts.

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

We recognize revenue associated with the grants of land and the cash grants for the acquisition of property, buildings and equipment for customer contact management centers over the corresponding useful lives of the related assets. Should the useful lives of these assets change for reasons such as the sale or disposal of the property, the amount of revenue recognized would be adjusted accordingly. Deferred grants totaled $20.6 million as of December 31, 2004. Of the $20.6 million, $6.7 million is classified as current and the remaining $13.9 million is classified as non-current. Income from operations included amortization of the deferred grants of $2.1 million for the year ended December 31, 2004.

▪	We maintain allowances for doubtful accounts of $4.3 million as of December 31, 2004, or 4.8% of receivables, for estimated losses arising from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required which would reduce income from operations.

▪	As of December 31, 2004, we had net deferred tax assets of $16.1 million, which is net of a valuation allowance of $30.4 million. We maintain a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized. Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, our estimate of future taxable income and any applicable tax-planning strategies. As of December 31, 2004, we determined the valuation allowance of $30.4 million was necessary to reduce foreign deferred tax assets approximately $20.0 million and US deferred tax assets approximately $10.4 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax assets of $16.1 million is dependent upon future profitability within each tax jurisdiction. As of December 31, 2004, based on our estimates of future taxable income and any applicable tax-planning strategies within these tax jurisdictions, we believe that it is more likely than not that all of these deferred tax assets will be realized. (See Note 13 in the accompanying Consolidated Financial Statements).

▪	We hold a minority interest in SHPS, Incorporated as a result of the sale of a 93.5% ownership interest in June 2000. We account for the remaining interest at cost, which was $2.1 million as of December 31, 2004. Fair value is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and it is not practicable to estimate the fair value of the investment without incurring excessive costs. We will record an impairment charge or loss if we believe the investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

▪	We review long-lived assets, which had a carrying value of $88.1 million as of December 31, 2004, including goodwill and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge or loss to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

▪	Self-insurance related liabilities of $1.7 million as of December 31, 2004 include estimates for, among other things, projected settlements for known and anticipated claims for worker’s compensation and employee health insurance. Key variables in determining such estimates include past claims history, number of covered employees and projected future claims. We periodically evaluate and, if necessary, adjust the estimates based on information currently available. Revisions to these estimates, which could result in adjustments to the liability and additional charges, would be recorded in the period when such adjustments or charges are known.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (‘FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires, among other things, that all share-based payments to employees, including grants of stock options, be measured at their grant-date fair value and expensed in the consolidated financial statements. The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after June 15, 2005; therefore, we are required to adopt SFAS No. 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See “Stock-Based Compensation” in Note 1 to the accompanying Consolidated Financial Statements for the pro forma net income (loss) and net income (loss) per share amounts for 2002 through 2004, as if the fair-value-based method had been used, similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock awards. We have not yet determined whether the adoption of SFAS No. 123R will result in amounts that are materially different from those currently provided under the pro forma disclosures under SFAS No. 123 in Note 1 to the accompanying Consolidated Financial Statements. The adoption of SFAS No. 123R is not expected to have a material effect on our financial condition, results of operations, or cash flows.

     In June 2004, the EITF reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting should be applied to investments when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The effective date of EITF 02-14 is the first reporting period beginning after September 15, 2004. The adoption of EITF No. 02-14 did not have a material impact on our financial condition, results of operations or cash flows.

     In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment evaluations for securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step test to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB delayed the effective date of the recognition and measurement provisions of EITF No. 03-1. However, the disclosure provisions remain effective for fiscal years ending after June 15, 2004. The adoption of the recognition and measurement provisions of EITF No. 03-1 is not expected to have a material impact on our financial condition, results of operations or cash flows.

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

     For variable interest entities that existed before February 1, 2003, the consolidation requirements of FIN No. 46-R are effective as of March 31, 2004. The adoption of FIN No. 46-R did not have a material impact on our financial condition, results of operations or cash flows.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The Act introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. The adoption of these new tax provisions is not expected to have a material impact on our financial condition, results of operations or cash flows.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The Act introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we do not expect to be able to complete the evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. The range of possible amounts that we are considering for repatriation under this provision is between zero and $50.0 million. The related range of income tax effects of such repatriation cannot reasonably be estimated. We expect to complete an evaluation of the effects of the repatriation provision by the end of 2005.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Interest Rate Risk

     Our earnings and cash flows are subject to fluctuations due to changes in non-U.S. currency exchange rates. We are exposed to non-U.S. exchange rate fluctuations as the financial results of non-U.S. subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact overall expected profitability. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in accumulated other comprehensive loss in shareholders’ equity. Movements in non-U.S. currency exchange rates may affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. Periodically, we use foreign currency forward contracts to hedge intercompany receivables and payables, and transactions initiated in the United States that are denominated in foreign currency. The principal foreign currency hedged is the Euro using foreign currency forward contracts ranging in periods from one to three months. Foreign exchange forward contracts are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized in the current period, as we do not designate our foreign exchange forward contracts as accounting hedges. Unrealized and realized gains or losses related to foreign exchange forward contracts for the years ended December 31, 2004, 2003 and 2002 were immaterial.

     Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facility. Based on our level of variable rate debt outstanding during the year ended December 31, 2004, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would not have had a material impact on our annual interest expense.

     At December 31, 2004, we had no debt outstanding at variable interest rates. We have not historically used derivative instruments to manage exposure to changes in interest rates.

Item 8. Financial Statements and Supplementary Data

     The financial statements and supplementary data required by this item are located beginning on page 44 and page 28 of this report, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

     As of December 31, 2004, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended). We concluded that our disclosure controls and procedures were effective as of December 31, 2004, such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report On Internal Control Over Financial Reporting

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     We assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     Based on our assessment, management believes that, as of December 31, 2004, our internal control over financial reporting was effective.

     Our independent auditors, an independent registered public accounting firm, have issued their attestation report on our assessment of our internal control over financial reporting. This report appears on page 36.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sykes Enterprises, Incorporated
Tampa, Florida

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, as included in Item 9A, Controls and Procedures, that Sykes Enterprises, Incorporated and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 22, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida
March 22, 2005

Changes In Internal Control Over Financial Reporting

     There have been no significant changes to our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

     None.

PART III

Items 10. through 14.

     All information required by Items 10 through 14, with the exception of information on Executive Officers which appears in this report in Item 1 under the caption “Executive Officers”, is incorporated by reference to Sykes’ Proxy Statement for the 2005 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedule

The following documents are filed as part of this report:

(1)	Consolidated Financial Statements

The Index to Consolidated Financial Statements is set forth on page 44 of this report.

(2)	Financial Statements Schedule

Schedule II — Valuation and Qualifying Accounts is set forth on page 76 of this report.

(3)	Exhibits:

Exhibit
Number	Exhibit Description

2.1	Articles of Merger between Sykes Enterprises, Incorporated, a North Carolina Corporation, and Sykes Enterprises, Incorporated, a Florida Corporation, dated March 1, 1996. (1)

2.2	Articles of Merger between Sykes Enterprises, Incorporated and Sykes Realty, Inc. (1)

2.3	Shareholder Agreement dated December 11, 1997, by and among Sykes Enterprises, Incorporated and HealthPlan Services Corporation. (2)

2.4	Stock Purchase Agreement, dated September 1, 1998, between Sykes Enterprises, Incorporated and HealthPlan Services Corporation.(4)

2.5	Merger Agreement, dated as of June 9, 2000, among Sykes Enterprises, Incorporated, SHPS, Incorporated, Welsh Carson Anderson and Stowe, VIII, LP (“WCAS”) and Slugger Acquisition Corp. (11)

2.6	Share Purchase Agreement, dated as of March 1, 2005, among Sykes Canada Corporation and the shareholders of Kelly, Luttmer & Associates Ltd and 765448 Alberta Limited.

3.1	Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (5)

3.2	Articles of Amendment to Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (6)

3.3	Bylaws of Sykes Enterprises, Incorporated, as amended.

4.1	Specimen certificate for the Common Stock of Sykes Enterprises, Incorporated. (1)

10.1	1996 Employee Stock Option Plan. (1)*

10.2	Amended and Restated 1996 Non-Employee Director Stock Option Plan. (12)*

10.3	1996 Non-Employee Directors’ Fee Plan. (1)*

10.4	2004 Non-Employee Directors’ Fee Plan. (23)*

10.5	Form of Split Dollar Plan Documents. (1)*

10.6	Form of Split Dollar Agreement. (1)*

10.7	Form of Indemnity Agreement between Sykes Enterprises, Incorporated and directors & executive officers. (1)

10.8	Tax Indemnification Agreement between Sykes Enterprises, Incorporated and John H. Sykes. (1)*

10.9	1997 Management Stock Incentive Plan. (3)*

Exhibit
Number	Exhibit Description

10.10	1999 Employees’ Stock Purchase Plan. (7)*

10.11	2000 Stock Option Plan. (8)*

10.12	2001 Equity Incentive Plan. (13)*

10.13	Deferred Compensation Plan *

10.14	2004 Non-Employee Director Stock Option Plan (21)*

10.15	Amended and Restated Executive Employment Agreement dated as of October 1, 2001 between Sykes Enterprises, Incorporated and John H. Sykes. (15)*

10.16	Founder’s Retirement and Consulting Agreement dated December 10, 2004 between Sykes Enterprises, Incorporated and John H. Sykes. (24)*

10.17	Stock Option Agreement dated as of January 8, 2002, between Sykes Enterprises, Incorporated and John H. Sykes. (15)*

10.18	Employment Agreement dated as of January 1, 2004, between Sykes Enterprises, Incorporated and Charles E. Sykes. (20)*

10.19	Amendment Number 1 to Exhibit “A” of the Employment Agreement between Sykes Enterprises, Incorporated and Charles E. Sykes dated January 1, 2004. (23)*

10.20	Employment Agreement dated as of August 1, 2004 between Sykes Enterprises, Incorporated and Charles E. Sykes. *

10.21	Stock Option Agreement dated as of March 15, 2002 between Sykes Enterprises, Incorporated and Charles E. Sykes. (16)*

10.22	Stock Option Agreement (Performance Accelerated Option) dated as of March 15, 2002 between Sykes Enterprises, Incorporated and Charles E. Sykes. (16)*

10.23	Employment Agreement dated as of March 6, 2000 between Sykes Enterprises, Incorporated and David L. Grimes. (9)*

10.24	Employment Separation Agreement dated November 10, 2000 between Sykes Enterprises, Incorporated and David L. Grimes. (10)*

10.25	Amended and Restated Employment Agreement dated as of October 1, 2001, between Sykes Enterprises, Incorporated and W. Michael Kipphut. (15) *

10.26	Employment Agreement dated as of March 6, 2004, between Sykes Enterprises, Incorporated and W. Michael Kipphut. (23)*

10.27	Employment Agreement dated as of March 6, 2005, between Sykes Enterprises, Incorporated and W. Michael Kipphut. (26)*

10.28	Stock Option Agreement dated as of October 1, 2001, between Sykes Enterprises, Incorporated and W. Michael Kipphut. (15)*

10.29	Employment Agreement dated as of March 5, 2004, between Sykes Enterprises, Incorporated and Jenna R. Nelson. (20)*

10.30	Stock Option Agreement dated as of March 11, 2002 between Sykes Enterprises, Incorporated and Jenna R. Nelson. (16)*

10.31	Employment Agreement dated as of March 5, 2004, between Sykes Enterprises, Incorporated and Gerry L. Rogers. (20)*

Exhibit
Number	Exhibit Description

10.32	Independent Subcontractor Agreement dated as of July 27, 2004 between Sykes Enterprises, Incorporated and Gerry L. Rogers. *

10.33	First Amendment to Independent Subcontractor Agreement dated as of July 27, 2004 between Sykes Enterprises, Incorporated and Gerry L. Rogers. *

10.34	Stock Option Agreement dated as of March 11, 2002 between Sykes Enterprises, Incorporated and Gerry Rogers. (16)*

10.35	Employment Agreement dated as of April 1, 2003, between Sykes Enterprises, Incorporated and James T. Holder. (20)*

10.36	Stock Option Agreement dated as of October 1, 2001, between Sykes Enterprises, Incorporated and James T. Holder. (15)*

10.37	Amended and Restated Employment Agreement dated as of March 6, 2002, between Sykes Enterprises, Incorporated and Harry A. Jackson, Jr. (15)*

10.38	Employment Separation Agreement, Waiver and Release dated as of June 9, 2003 between Sykes Enterprises, Incorporated and Harry A. Jackson, Jr. (19)*

10.39	Stock Option Agreement dated as of March 6, 2002 between Sykes Enterprises, Incorporated and Harry A. Jackson, Jr. (16)*

10.40	Stock Option Agreement dated as of December 23, 2002 between Sykes Enterprises, Incorporated and Harry A. Jackson, Jr. (18)*

10.41	Employment Agreement dated as of April 1, 2003, between Sykes Enterprises, Incorporated and William N. Rocktoff. (20)*

10.42	Stock Option Agreement dated as of March 18, 2002 between Sykes Enterprises, Incorporated and William Rocktoff. (16)*

10.43	Stock Option Agreement dated as of March 18, 2002 between Sykes Enterprises, Incorporated and William Rocktoff. (16)*

10.44	Employment Separation Agreement dated as of November 5, 2001, between Sykes Enterprises, Incorporated and Mitchell Nelson. (15)*

10.45	Employment Agreement dated as of September 2, 2003, between Sykes Enterprises, Incorporated and James C. Hobby. (20)*

10.46	Employment Agreement dated as of January 3, 2005 between Sykes Enterprises, Incorporated and James Hobby, Jr. (25)*

10.47	Employment Agreement dated as of October 6, 2003, between Sykes Enterprises, Incorporated and Daniel L. Hernandez. (20)*

10.48	Employment Agreement dated as of June 15, 2004 between Sykes Enterprises, Incorporated and David L. Pearson. (23)*

10.49	Senior Revolving Credit Facility between SunTrust, Wachovia and BNP Paribas and Sykes Enterprises, Incorporated dated as of April 5, 2002 and Schedule I-1. (16)

10.50	Amendment No. 1 to Revolving Credit Agreement without exhibits between Sun Trust, Wachovia and BNP Paribas and Sykes Enterprises, Incorporated dated as of September 30, 2002. (17)

10.51	Amendment No. 2 to Revolving Credit Agreement between SunTrust Bank, Wachovia Bank and BNP Paribas and Sykes Enterprises, Incorporated dated as of June 30, 2003. (19)

Exhibit
Number	Exhibit Description

10.52	Credit Agreement Among Sykes Enterprises, Incorporated and Keybank National Association and BNP Paribas dated March 15, 2004. (22)

10.53	Amendment No. 1 to Credit Agreement Among Sykes Enterprises, Incorporated and Keybank National Association and BNP Paribas dated October 18, 2004.

14.1	Code of Ethics (21)

21.1	List of subsidiaries of Sykes Enterprises, Incorporated.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney relating to subsequent amendments (included on the signature page of this report).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to Section 1350.

*	Indicates management contract or compensatory plan or arrangement

(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-2324) and incorporated herein by reference.

(2)	Filed as Exhibit 2.12 to the Registrant’s Form 10-K filed with the Commission on March 16, 1998, and incorporated herein by reference.

(3)	Filed as Exhibit 10 to the Registrant’s Form 10-Q filed with the Commission on July 28, 1998, and incorporated herein by reference.

(4)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 25, 1998, and incorporated herein by reference.

(5)	Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed with the Commission on October 23, 1997, and incorporated herein by reference.

(6)	Filed as Exhibit 3.2 to the Registrant’s Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.

(7)	Filed as Exhibit 10.19 to the Registrant’s Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.

(8)	Filed as Exhibit 10.23 to the Registrant’s Form 10-K filed with the Commission on March 29, 2000, and incorporated herein by reference.

(9)	Filed as Exhibit 10.3 to the Registrant’s Form 10-K filed with the Commission on March 29, 2000, and incorporated herein by reference.

(10)	Filed as Exhibit 10.29 to the Registrant’s Form 10-K filed with the Commission on March 27, 2001, and incorporated herein by reference.

(11)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 17, 2000, and incorporated herein by reference.

(12)	Filed as Exhibit 10.12 to Registrant’s Form 10-Q filed with the Commission on May 7, 2001, and incorporated herein by reference.

(13)	Filed as Exhibit 10.32 to Registrant’s Form 10-Q filed with the Commission on May 7, 2001, and incorporated herein by reference.

(14)	Filed as Exhibit 10.33 to Registrant’s Form 10-Q filed with the Commission on August 14, 2001, and incorporated herein by reference.

(15)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 15, 2002, and incorporated herein by reference

(16)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on May 10, 2002, and incorporated herein by reference.

(17)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on November 14, 2002, and incorporated herein by reference.

(18)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 24, 2003, and incorporated herein by reference.

(19)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on August 11, 2003, and incorporated herein by reference.

(20)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 10, 2004, and incorporated herein by reference.

(21)	Filed as an Exhibit to Registrant’s Proxy Statement for the 2004 annual meeting of shareholders filed with the Commission April 6, 2004.

(22)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 29, 2004, and incorporated herein by reference.

(23)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on August 9, 2004, and incorporated herein by reference.

(24)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2004, and incorporated herein by reference.

(25)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2005, and incorporated herein by reference.

(26)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 8, 2005, and incorporated herein by reference.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 22nd day of March 2005.

SYKES ENTERPRISES, INCORPORATED (Registrant)
By:	/s/ W. Michael Kipphut
W. Michael Kipphut,
Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints W. Michael Kipphut his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or should do in person, thereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Paul L. Whiting	Chairman of the Board	March 22, 2005

Paul L. Whiting

/s/ Gordon H. Loetz	Vice Chairman of the Board	March 22, 2005

Gordon H. Loetz

/s/ Charles E. Sykes	President and Chief Executive Officer and	March 22, 2005
Director (Principal Executive Officer)
Charles E. Sykes

/s/ Mark C. Bozek	Director	March 22, 2005

Mark C. Bozek

/s/ Furman P. Bodenheimer, Jr.	Director	March 22, 2005

Furman P. Bodenheimer, Jr.

/s/ Lt. Gen. Michael P. Delong (Ret.)	Director	March 22, 2005

Lt. Gen. Michael P. Delong (Ret.)

/s/ H. Parks Helms	Director	March 22, 2005
H. Parks Helms

/s/ Iain Macdonald	Director	March 22, 2005

Iain Macdonald

/s/ Linda F. McClintock-Greco M.D.	Director	March 22, 2005

Linda F. McClintock-Greco M.D.

/s/ William J. Meurer	Director	March 22, 2005

William J. Meurer

/s/ Ernest J. Milani	Director	March 22, 2005

Ernest J. Milani

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sykes Enterprises, Incorporated
Tampa, Florida

We have audited the accompanying consolidated balance sheets of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sykes Enterprises, Incorporated and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida
March 22, 2005

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
(In thousands, except per share data)	2004	2003

ASSETS

Current assets:
Cash and cash equivalents	$93,868	$92,085
Receivables, net	90,661	82,415
Prepaid expenses and other current assets	9,126	11,813
Assets held for sale	9,742	—

Total current assets	203,397	186,313
Property and equipment, net	82,891	107,194
Goodwill, net	5,224	5,085
Deferred charges and other assets	21,014	19,583

	$312,526	$318,175

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current installments of long-term debt	$—	$87
Accounts payable	13,693	17,706
Accrued employee compensation and benefits	30,316	30,869
Deferred grants related to assets held for sale	6,740	—
Income taxes payable	2,965	4,921
Other accrued expenses and current liabilities	13,284	14,226

Total current liabilities	66,998	67,809
Deferred grants	13,921	27,369
Deferred revenue	19,054	19,835
Other long-term liabilities	2,518	2,330

Total liabilities	102,491	117,343

Commitments and contingencies (Note 17)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 43,832 and 43,771 issued	438	438
Additional paid-in capital	163,885	163,511
Retained earnings	92,327	81,513
Accumulated other comprehensive income (loss)	4,871	(208)

	261,521	245,254
Treasury stock at cost: 4,644 shares and 3,557 shares	(51,486)	(44,422)

Total shareholders’ equity	210,035	200,832

	$312,526	$318,175

See accompanying notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
(In thousands, except per share data)	2004	2003	2002
Revenues	$466,713	$480,359	$452,737

Operating expenses:
Direct salaries and related costs	300,600	309,489	287,141
General and administrative	165,232	161,743	155,547
Net gain on disposal of property and equipment	(6,915)	(1,595)	(945)
Net gain on insurance settlement	(5,378)	—	—
Restructuring and other charges (reversals)	(113)	(646)	20,814
Impairment of long-lived assets	690	—	1,475

Total operating expenses	454,116	468,991	464,032

Income (loss) from operations	12,597	11,368	(11,295)

Other income (expense):
Litigation settlement	—	—	(13,800)
Interest, net	1,672	1,266	517
Other	1,592	1,322	132

Total other income (expense)	3,264	2,588	(13,151)

Income (loss) before provision (benefit) for income taxes	15,861	13,956	(24,446)

Provision (benefit) for income taxes:
Current	4,399	5,707	2,790
Deferred	648	(1,056)	(8,605)

Total provision (benefit) for income taxes	5,047	4,651	(5,815)

Net income (loss)	$10,814	$9,305	$(18,631)

Net income (loss) per share:
Basic	$0.27	$0.23	$(0.46)

Diluted	$0.27	$0.23	$(0.46)

Weighted average shares:
Basic	39,607	40,300	40,405

Diluted	39,722	40,441	40,405

See accompanying notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
	Common Stock		Additional		Other
	Shares		Paid-in	Retained	Comprehensive	Treasury
(In thousands)	Issued	Amount	Capital	Earnings	Income (Loss)	Stock	Total

Balance at December 31, 2001	43,300	$433	$160,907	$90,839	$(20,212)	$(40,755)	$191,212

Issuance of common stock	191	2	984	—	—	—	986
Tax benefit of exercise of stock options	—	—	226	—	—	—	226
Purchase of treasury stock	—	—	—	—	—	(559)	(559)
Comprehensive loss	—	—	—	(18,631)	9,111	—	(9,520)

Balance at December 31, 2002	43,491	435	162,117	72,208	(11,101)	(41,314)	182,345

Issuance of common stock	280	3	1,166	—	—	—	1,169
Tax benefit of exercise of stock options	—	—	228	—	—	—	228
Purchase of treasury stock	—	—	—	—	—	(3,108)	(3,108)
Comprehensive income	—	—	—	9,305	10,893	—	20,198

Balance at December 31, 2003	43,771	438	163,511	81,513	(208)	(44,422)	200,832

Issuance of common stock	61	—	342	—	—	—	342
Tax benefit of exercise of stock options	—	—	32	—	—	—	32
Purchase of treasury stock	—	—	—	—	—	(7,064)	(7,064)
Comprehensive income	—	—	—	10,814	5,079	—	15,893

Balance at December 31, 2004	43,832	$438	$163,885	$92,327	$4,871	$(51,486)	$210,035

See accompanying notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,814	$9,305	$(18,631)
Depreciation and amortization	30,237	30,125	34,338
Impairment of long-lived assets	690	—	1,475
Restructuring and other charges (reversals)	(113)	(646)	20,814
Litigation settlement, including cash paid of $13.4 million	—	—	13,800
Deferred income tax (benefit) provision	648	(1,056)	(8,605)
Tax benefit from stock options	32	228	226
Net gain on disposal of property and equipment	(6,915)	(1,595)	(945)
Net gain on insurance settlement	(5,378)	—	—
Termination costs associated with exit activities	1,684	—	—
Bad debt expense	267	441	1,472
Foreign exchange gain on liquidation of foreign entity	(680)	—	—
Changes in assets and liabilities:
Receivables	(8,699)	(2,939)	20,891
Prepaid expenses and other current assets	835	(1,520)	2,758
Deferred charges and other assets	13	(729)	(113)
Accounts payable	(4,797)	1,940	(2,134)
Income taxes receivable/payable	1,446	9,057	2,122
Accrued employee compensation and benefits	(1,698)	(5,141)	(2,038)
Other accrued expenses and current liabilities	(1,372)	(3,113)	(18,052)
Deferred revenue	(2,931)	(136)	(3,946)
Other long-term liabilities	(348)	3	(121)

Net cash provided by operating activities	13,735	34,224	43,311

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(25,665)	(29,273)	(20,203)
Acquisition of intangible assets	—	—	(1,901)
Proceeds from sale of facilities	9,663	2,411	2,000
Proceeds from sale of property and equipment	99	212	244
Proceeds from insurance settlement	6,940	—	—

Net cash used for investing activities	(8,963)	(26,650)	(19,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns under revolving line of credit agreements	—	(1,600)	—
Borrowings under revolving line of credit agreements	—	1,600	—
Payments of long-term debt	(86)	(45)	(42)
Borrowings under long-term debt	—	71	—
Proceeds from issuance of stock	342	1,169	986
Purchase of treasury stock	(7,064)	(3,108)	(559)

Net cash (used for) provided by financing activities	(6,808)	(1,913)	385

Effects of exchange rates on cash	3,819	6,944	5,642

Net increase in cash and cash equivalents	1,783	12,605	29,478

CASH AND CASH EQUIVALENTS — BEGINNING	92,085	79,480	50,002

CASH AND CASH EQUIVALENTS — ENDING	$93,868	$92,085	$79,480

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$430	$460	$1,155
Income taxes	$11,216	$9,708	$10,531

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

     Recognition of Revenue — Revenue is recognized pursuant to applicable accounting standards, including Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements”, SAB 104, “Revenue Recognition”, and the Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables”. SAB 101, as amended, and SAB 104 summarize certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. EITF No. 00-21 provides further guidance on how to account for multiple element contracts.

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

     Cash and Cash Equivalents — Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash in the amount of $86.7 million and $82.6 million at December 31, 2004 and 2003, respectively, was held in taxable interest bearing investments, which have an average maturity of less than 60 days. Cash and cash equivalents of $79.0 million and $67.5 million at December 31, 2004 and 2003, respectively, were held in international operations and may be subject to additional taxes if repatriated to the United States.

     Property and Equipment — Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Improvements to leased premises are amortized over the shorter of the related lease term or the estimated useful lives of the improvements. Cost and related accumulated depreciation on assets retired or disposed of are removed from the accounts and any gains or losses resulting therefrom are credited or charged to income. Depreciation expense was $32.3 million, $33.0 million and $36.8 million for the years ended December 31, 2004, 2003 and 2002, respectively (See Note 1, Deferred Grants, for amortization, which is shown net of depreciation). Property and equipment includes $0.1 million, $3.5 million and $0.7 million of additions included in accounts payable at December 31, 2004, 2003 and 2002, respectively. Accordingly, non-cash transactions have been excluded from the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002, respectively.

     The Company capitalizes certain costs incurred to internally develop software upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility were expensed as incurred. Capitalized internally developed software costs, net of accumulated amortization, were $0.7 million and $0.6 million at December 31, 2004 and 2003, respectively.

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

     Currently, the Company has closed several customer contact management centers, which are held for sale, and expects it may close additional centers in the future as a result of the client migration of call volumes from the U.S. to the Company’s offshore operations, including Latin America and the Asia Pacific Rim, and the overall reduction in customer call volumes in the United States and Europe. As of December 31, 2004, the Company determined that its property and equipment, including those at the previously referenced customer contact management centers, were not impaired, except for certain property and equipment located in India as discussed below. Certain assets of the closed centers in the U.S., with a carrying value of $9.7 million as of December 31, 2004, are included in “Assets Held for Sale” in the accompanying Consolidated Balance Sheet. The carrying value of these assets is offset by the related deferred grants of $6.7 million as of December 31, 2004 and included in “Deferred grants related to assets held for sale” in the accompanying Consolidated Balance Sheet. Upon reclassification as held for sale, the Company discontinued depreciating these assets and amortizing the related deferred grants. Property and equipment is classified as held for sale in the period in which management commits to a plan to sell the asset, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, it is probable that the asset will be sold in a reasonable period of time, and it is unlikely that significant changes to the plan to sell the asset will be made or that the plan will be withdrawn.

     In connection with the plan to migrate the call volumes of the customer contact management services and related operations in Bangalore, India, the Company has determined that certain of its property and equipment in India was impaired as of December 31, 2004. Accordingly, the Company recorded a pre-tax impairment charge as of December 31, 2004 of $0.7 million, to adjust the respective asset carrying amounts to their estimated fair market values.

     Investment in SHPS — The Company has a 6.5% remaining ownership interest in SHPS, Incorporated (“SHPS”) that is accounted for at cost. At December 31, 2004 and 2003, the carrying value of this investment was $2.1 million and is included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets. (See Note 8.) Fair value is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and it is not practicable to estimate the fair value of the investment without incurring excessive costs. We will record an impairment charge or loss if we believe the investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

     Goodwill — On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” According to this statement, goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but instead must be reviewed at least annually, and more frequently in the presence of certain circumstances, for impairment by applying a fair value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under SFAS No. 142, the carrying value of assets is calculated at the lowest levels for which there are identifiable cash flows (the “reporting unit”). If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Based on the results of the Company’s initial transition impairment review as of January 1, 2002 and annual impairment reviews in the third quarter of each year in accordance with SFAS No. 142, the Company determined that there has been no impairment of goodwill. The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time. Accordingly, beginning January 1, 2002, the Company has foregone all related amortization expense. Prior to the adoption of this statement, the amortization of goodwill as it was reported on December 31, 2001 would have reduced 2004 and 2003 net income by approximately $0.4 million, or $0.01 per diluted share, and increased the 2002 net loss by approximately $0.4 million, or $0.01 per diluted share. Prior to January 1, 2002, the Company amortized goodwill over an estimated useful life of 10 to 20 years using the straight-line method. Accumulated amortization of goodwill was $3.2 million as of December 31, 2001.

     Intangible Assets — Intangible assets, primarily existing technologies and covenants not to compete, are amortized using the straight-line method over their estimated period of benefit, generally ranging from two to five years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or changes in circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. Amortization expense related to these intangible assets was $0.5 million for the year ended December 31, 2002. As of December 31, 2004, 2003 and 2002, the intangible assets were fully amortized and had a carrying value of zero.

     Income Taxes — The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are provided to reflect tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the accompanying Consolidated Financial Statements.

     Self-Insurance Programs — The Company self-insures for certain levels of workers’ compensation and employee health insurance. Estimated costs of these self-insurance programs are accrued at the projected settlements for known and anticipated claims. Self-insurance liabilities of the Company amounted to $1.7 million at December 31, 2004 and 2003.

     Deferred Grants — Recognition of income associated with grants of land and the acquisition of property, buildings and equipment is deferred until after the completion and occupancy of the building and title has passed to the Company, and the funds have been released from escrow. The deferred amounts for both land and building are amortized and recognized as a reduction of depreciation expense included within general and administrative costs over the corresponding useful lives of the related assets. Amounts received in excess of the cost of the building are allocated to the cost of equipment and, only after the grants are released from escrow, recognized as a reduction of depreciation expense over the weighted average useful life of the related equipment, which approximates five years. Amortization of the deferred grants that is included in income was approximately $2.1 million, $2.9 million and $3.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     Deferred grants of $6.7 million related to “Assets Held for Sale” is classified as current in the accompanying Consolidated Balance Sheet as of December 31, 2004.

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

     If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts as follows (in thousands except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Net Income (Loss):
Net income (loss) as reported	$10,814	$9,305	$(18,631)
Pro forma compensation expense, net of tax	(404)	(1,887)	(11,163)

Pro forma net income (loss)	$10,410	$7,418	$(29,794)

Net Income (Loss) Per Share:
Basic, as reported	$0.27	$0.23	$(0.46)
Basic, pro forma	$0.26	$0.18	$(0.74)
Diluted, as reported	$0.27	$0.23	$(0.46)
Diluted, pro forma	$0.26	$0.18	$(0.74)

     The pro forma amounts were determined using the Black-Scholes valuation model with the following key assumptions: (i) a discount rate of 2.0% for 2003 and discount rates ranging from 3.0% to 3.82% for 2002 (no options were issued in 2004); (ii) a volatility factor of 83.91% for 2003 and 85.1% for 2002 based upon the average trading price of the Company’s common stock since it began trading on the NASDAQ National Market; (iii) no dividend yield; and (iv) an average expected option life of three years in 2003 and five years in 2002 (three years for the Employee Stock Purchase Plan). In addition, the pro forma amount for 2004, 2003 and 2002 includes approximately $0.1 million, $0.1 million and $0.2 million, respectively, related to purchase discounts offered under the Employee Stock Purchase Plan.

     In accordance with APB No. 25, as discussed in Note 19, Stock Options and Common Stock Units, the Company applies variable plan accounting for grants of common stock units issued under the 2004 Non-Employee Director Fee Plan and recognizes compensation cost over the vesting period.

     Fair Value of Financial Instruments — The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Cash, Accounts Receivable and Accounts Payable. The carrying amounts reported in the balance sheet for cash, accounts receivable and accounts payable approximates their fair values.

•	Long-Term Debt. The fair value of the Company’s long-term debt, including the current portion thereof, is estimated based on the quoted market price for the same or similar types of borrowing arrangements. The carrying value of the Company’s long-term debt approximates fair value.

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

     Foreign Currency and Derivative Instruments — Periodically, the Company enters into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities denominated in a foreign currency. These contracts require the Company to exchange currencies in the future at rates agreed upon at the contract’s inception. The forward exchange contracts entered into by the Company have been primarily related to the Euro. A foreign currency forward exchange contract acts as an economic hedge as the gains and losses on these contracts typically offset or partially offset gains and losses on the assets, liabilities, and transactions being hedged. The Company does not designate its foreign exchange forward contracts as accounting hedges and does not hold or issue financial instruments for speculative or trading purposes. Foreign exchange forward contracts are accounted for on a mark-to-market basis, with unrealized gains or losses recognized as a component of income in the current period.

     Unrealized and realized gains or losses related to foreign exchange forward contracts for the three years ended December 31, 2004 were immaterial.

     Recent Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board (‘FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires, among other things, that all share-based payments to employees, including grants of stock options, be measured at their grant-date fair value and expensed in the consolidated financial statements. The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after June 15, 2005; therefore, the Company is required to adopt SFAS No. 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See “Stock-Based Compensation” in Note 1 to the Consolidated Financial Statements for the pro forma net income (loss) and net income (loss) per share amounts for 2002 through 2004, as if the fair-value-based method had been used, similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock awards. Management has not yet determined whether the adoption of SFAS No. 123R will result in amounts that are materially different from those currently provided under the pro forma disclosures under SFAS No. 123 in Note 1 to the Consolidated Financial Statements. The adoption of SFAS No. 123R is not expected to have a material effect on the financial condition, results of operations, or cash flows of the Company.

     In June 2004, the EITF reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting should be applied to investments when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The effective date of EITF 02-14 is the first reporting period beginning after September 15, 2004. The adoption of EITF No. 02-14 did not have a material impact on the financial condition, results of operations or cash flows of the Company.

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

     For variable interest entities that existed before February 1, 2003, the consolidation requirements of FIN No. 46-R are effective as of March 31, 2004. The adoption of FIN No. 46-R did not have a material impact on the financial condition, results of operations or cash flows of the Company.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The Act introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. The adoption of these new tax provisions is not expected to have a material impact on the financial condition, results of operations or cash flows of the Company.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The Act introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, management does not expect to be able to complete the evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. The range of possible amounts that we are considering for repatriation under this provision is between zero and $50.0 million. The related range of income tax effects of such repatriation cannot reasonably be estimated. Management expects to complete an evaluation of the effects of the repatriation provision by the end of 2005.

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

     On July 1, 2002, the Company sold the land and building related to one of its Bismarck, North Dakota facilities for $2.0 million cash, resulting in a net gain of $1.8 million. The net book value of the facilities of $1.7 million was offset by the related deferred grants of $1.5 million. In addition, on September 30, 2002, the Company sold certain assets of its print facilities in Galashiels, Scotland having a net book value of $1.1 million for $0.9 million for which the Company received $0.2 million cash and a $0.7 million note receivable, resulting in a net loss of $0.2 million. The balance due under the note was paid in varying monthly installments over a two-year period. The net gain on the sale of the Bismarck facility of $1.8 million less the net loss on the sale of the print facilities in Galashiels of $0.2 million is included in “Net gain on disposal of property and equipment” in the accompanying 2002 Consolidated Statement of Operations.

     On September 30, 2003, the Company sold the land and building related to its Scottsbluff, Nebraska facility, which was closed in connection with the 2002 restructuring plan, for $2.0 million cash, resulting in a net gain of $1.9 million. The net book value of the facilities of $1.9 million was offset by the related deferred grants of $1.8 million. The net gain on the sale of the Scottsbluff facility of $1.9 million is included in “Net gain on disposal of property and equipment” in the accompanying 2003 Consolidated Statement of Operations.

     On December 31, 2003, the Company sold the land and building related to its Eveleth, Minnesota facility for $2.3 million, for which the Company received $0.3 million cash and a $2.0 million note receivable, resulting in a net gain of $1.7 million recognized over the term of the note using the installment sales method of accounting. The net book value of the facilities of $3.5 million was offset by the related deferred grants of $2.9 million. The Company recognized $0.2 million of the $1.7 million net gain on the sale of the Eveleth facility in 2003, which is included in “Net gain on disposal of property and equipment” in the accompanying 2003 Consolidated Statement of Operations. The remaining $1.5 million net gain was recognized in 2004 when the note receivable balance was paid in full and is included in “Net gain on disposal of property and equipment” in the accompanying 2004 Consolidated Statement of Operations.

     On January 15, 2004, the Company sold the land, building and its contents related to its Klamath Falls, Oregon facility for $4.0 million in cash, resulting in a net gain of $2.7 million in the first quarter of 2004. The net book value of the facilities of $2.3 million was offset by the related deferred grants of $1.0 million. On March 31, 2004, the Company sold a parcel of land at its Pikeville, Kentucky facility for $0.2 million in cash, resulting in a net gain of $0.1 million in the first quarter of 2004. On July 9, 2004, the Company sold the land, building and its contents related to its Hays, Kansas facility for $3.0 million cash, resulting in a net gain of $2.8 million in the third quarter of 2004. The net book value of the facilities of $1.5 million was offset by the related deferred grants of $1.3 million.

     Accordingly, the net gains on the sale of these facilities of $7.1 million related to the Eveleth, Klamath Falls, Pikeville and Hays facilities are included in “Net gain on disposal of property and equipment” in the accompanying 2004 Consolidated Statement of Operations.

     In April 2004, related to the Company’s efforts to realign the EMEA cost structure with current business levels, the Company proposed a liquidation plan to close its operations in Turkey. Accordingly, the Company transferred one remaining contract to other Sykes’ subsidiaries and shutdown the operations. In May 2004, the Company substantially completed the liquidation of its net investment in Turkey. As a result, the net effect of the translation gains and losses of $0.7 million was recognized as a gain on liquidation of a foreign entity and included in “Other income” in the accompanying 2004 Consolidated Statement of Operations. Due to the immaterial amounts, the financial data related to the Company’s net investment in Turkey has not been classified as discontinued operations.

     The Company reported net income or net loss from Turkey’s operations, excluding the $0.7 million previously mentioned foreign translation gain, of $0.3 million net loss for 2004, breakeven for 2003 and net income of $0.1 million for 2002. Turkey’s net assets included in the accompanying Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003, were $0.2 million and $0.8 million, respectively.

     Subsequent to year end, on March 1, 2005, the Company purchased the shares of Kelly, Luttmer & Associates Limited (“KLA”) located in Calgary, Alberta, Canada which included net assets of approximately $0.1 million. KLA is a customer contact management center specializing in organizational health, employee assistance, occupational health, and disability management services. The Company acquired these operations in an effort to broaden its operations in the healthcare sector. Total cash consideration paid was approximately $3.0 million. Pro-forma results of operations, in respect to this acquisition have not been presented because the effect of this acquisition was not material.

Note 3. Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company’s credit concentrations are limited due to the wide variety of customers and markets in which the Company’s services are sold, with the exception of two major customers as discussed in Note 20.

Note 4. Receivables

     Receivables consist of the following (in thousands):

	December 31,
	2004	2003
Trade accounts receivable	$89,950	$77,190
Income taxes receivable	3,255	6,396
Other	1,749	3,071

	94,954	86,657

Less allowance for doubtful accounts	4,293	4,242

	$90,661	$82,415

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2004	2003
Deferred tax asset (Note 13)	$2,326	$4,312
Prepaid maintenance	2,080	2,775
Inventory, at cost	1,334	1,089
Prepaid rent	1,086	1,273
Prepaid insurance	560	588
Prepaid telephone	499	132
Prepaid other	1,241	1,644

	$9,126	$11,813

Note 6. Assets Held for Sale

     Assets held for sale at four customer contact management centers in the United States consist of the following (in thousands):

	December 31,
	2004	2003
Land	$1,352	$—
Buildings and leasehold improvements	9,124	—
Equipment, furniture and fixtures	7,931	—
Capitalized software development costs	114	—

	18,521	—
Less accumulated depreciation	8,779	—

	$9,742	$—

     The carrying value of these assets is offset by the related deferred grants of $6.7 million as of December 31, 2004 and included in “Deferred grants related to assets held for sale” in the accompanying Consolidated Balance Sheet.

Note 7. Property and Equipment

     Property and equipment consist of the following (in thousands):

	December 31,
	2004	2003
Land	$2,578	$6,244
Buildings and leasehold improvements	48,872	59,901
Equipment, furniture and fixtures	173,281	179,331
Capitalized software development costs	9,442	8,322
Transportation equipment	464	365
Construction in progress	1,749	737

	236,386	254,900
Less accumulated depreciation	153,495	147,706

	$82,891	$107,194

     On June 8, 2004, the Company leased the land, building and its contents related to its Manhattan, Kansas facility to an unrelated third party effective August 1, 2004 for a period of 5 years, cancelable by the lessee at the end of each year for varying penalties not exceeding one year’s rent. As of December 31, 2004, the leased property consists of the following (in thousands):

Amount
Building and improvements, net of deferred grants of $2.4 million	$78
Equipment, furniture and fixtures	3,893

3,971
Less accumulated depreciation	(3,791)

$180

     As of December 31, 2004, future minimum rental payments, including penalties for failure to renew, to be received on non-cancelable operating leases are contractually due in the amount of $0.8 million in 2005.

     In January 2005, the Company leased the Pikeville, Kentucky facility to a third party. As a result, the net carrying value of $2.6 million of Land, Building and Equipment related to this site was reclassified from “Assets Held for Sale” to “Property and Equipment” as of December 31, 2004. The carrying value of $2.6 million is offset by a related deferred grant in the amount of $1.8 million as of December 31, 2004.

     In September 2004, the building and contents of the customer contact management center located in Marianna, Florida was severely damaged by Hurricane Ivan. After settlement with the insurer in December 2004, the Company recognized a net gain of $5.4 million after write-off of the property and equipment, which had a net book value of $3.4 million, net of the related deferred grants of $2.2 million. The Company also received an insurance recovery for business interruption during 2004 and recognized $0.1 million and $0.2 million, respectively, as a reduction to “Direct salaries and related costs” and “General and administrative” costs in the accompanying Consolidated Statement of Operations for the year ended December 31, 2004. In December 2004, the Company reached an agreement with the City of Marianna to donate the underlying land to the city with $0.1 million in cash to assist with the site demolition and clean up of the property with no further obligation of the Company.

Note 8. Deferred Charges and Other Assets

     Deferred charges and other assets consist of the following (in thousands):

	December 31,
	2004	2003
Non-current deferred tax asset (see Note 13)	$16,318	$14,949
Investment in SHPS, Incorporated, at cost	2,089	2,089
Other	2,607	2,545

	$21,014	$19,583

Note 9. Accrued Employee Compensation and Benefits

     Accrued employee compensation and benefits consist of the following (in thousands):

	December 31,
	2004	2003
Accrued compensation	$14,582	$12,768
Accrued vacation	6,754	7,676
Accrued employment taxes	5,498	5,874
Other	3,482	4,551

	$30,316	$30,869

Note 10. Other Accrued Expenses and Current Liabilities

     Other accrued expenses and current liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Deferred revenue, current	$3,898	$4,508
Accrued legal and professional fees	2,981	2,307
Accrued roadside assistance claim costs	1,417	1,182
Accrued telephone charges	1,088	1,179
Accrued rent	610	501
Accrued restructuring charges (see Note 15)	285	887
Accrued property taxes	209	552
Other	2,796	3,110

	$13,284	$14,226

Note 11. Long-Term Debt

     Long-term debt consists of the following (in thousands):

	December 31,
	2004	2003
Notes payable and capital leases, principal and interest payable in monthly installments through December 2004, interest at varying rates up to 19.0%, collateralized by certain equipment	$—	$87

Total debt	—	87
Less current portion	—	87

Long-term debt	$—	$—

     As of December 31, 2003, the Company elected to cancel its then existing revolving credit facility. As a result, the Company charged off the remaining deferred loan costs of $0.2 million, which is included as a component of other income (expense) in the accompanying in 2003 Consolidated Statement of Operations.

     On March 15, 2004, the Company entered into a new $50.0 million revolving credit facility with a group of lenders (the “Credit Facility”), which amount is subject to certain borrowing limitations. Pursuant to the terms of the Credit Facility, the amount of $50.0 million may be increased up to a maximum of $100.0 million with the prior written consent of the lenders. The $50.0 million Credit Facility includes a $10.0 million swingline subfacility, a $15.0 million letter of credit subfacility and a $40.0 million multi-currency subfacility.

     The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at the Company’s option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 2.25%. In addition, a commitment fee of up to 0.50% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2007, are secured by a pledge of 65% of the stock of each of the Company’s direct foreign subsidiaries. The Credit Facility prohibits the Company from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings in 2004 and no outstanding balances as of December 31, 2004 with $50.0 million availability under the Credit Facility.

Note 12. Accumulated Other Comprehensive Income (Loss )

     The Company presents data in the Consolidated Statements of Changes in Shareholders’ Equity in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes rules for the reporting of comprehensive income (loss) and its components. The components of other accumulated comprehensive income (loss) include foreign currency translation adjustments as follows (in thousands):

Accumulated
Other
Comprehensive
Income (Loss)
Balance at January 1, 2002	$(20,212)
Foreign currency translation adjustment	9,111

Balance at December 31, 2002	(11,101)
Foreign currency translation adjustment	10,893

Balance at December 31, 2003	(208)
Foreign currency translation adjustment	5,713
Less: foreign currency translation gain included in net income (no tax effect)	(634)

Balance at December 31, 2004	$4,871

     Earnings associated with the Company’s investments in its international subsidiaries are considered to be permanently invested and no provision for United States federal and state income taxes on those earnings or translation adjustments has been provided.

Note 13. Income Taxes

     The income (loss) before provision (benefit) for income taxes includes the following components (in thousands):

	Years Ended December 31,
	2004	2003	2002
United States	$(14,585)	$(14,013)	$(35,662)
Foreign	30,446	27,969	11,216

Total income (loss) before provision (benefit) for income taxes	$15,861	$13,956	$(24,446)

     Significant components of the income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002

Current:
Federal	$(1,777)	$(1,279)	$(4,628)
State	(295)	(212)	(569)
Foreign	6,471	7,198	7,987

Total current provision (benefit) for income taxes	4,399	5,707	2,790

Deferred:
Federal	1,093	(1,532)	(5,126)
State	280	(692)	(452)
Foreign	(725)	1,168	(3,027)

Total deferred provision (benefit) for income taxes	648	(1,056)	(8,605)

Total provision (benefit) for income taxes	$5,047	$4,651	$(5,815)

     The temporary differences that give rise to significant portions of the deferred income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002

Accrued expenses	$3,110	$(2,163)	$(1,609)
Net operating loss and tax credit carryforwards	(8,337)	(8,765)	(16,164)
Depreciation and amortization	5,302	(1,775)	974
Deferred revenue	(832)	1,942	2,978
Deferred statutory income	237	966	202
Valuation allowance	(191)	10,668	4,612
Other	1,359	(1,929)	402

Total deferred provision (benefit) for income taxes	$648	$(1,056)	$(8,605)

     The reconciliation of income tax provision (benefit) computed at the U.S. federal statutory tax rate to the Company’s effective income tax provision (benefit) is as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002

Tax at U.S. statutory rate	$5,551	$4,885	$(8,556)
State income taxes, net of federal tax benefit	(350)	(438)	(980)
Tax holidays	(1,918)	(2,763)	(1,393)
Change in valuation allowance, net of related adjustments	1,189	5,595	4,615
Foreign rate differential	(1,654)	(2.529)	(181)
Permanent differences	1,789	143	680
Income tax credits	—	(391)	—
Foreign withholding and other taxes	879	520	—
Other	(439)	(371)	—

Total provision (benefit) for income taxes	$5,047	$4,651	$(5,815)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes. A provision for income taxes has not been made for the undistributed earnings of foreign subsidiaries of approximately $179.0 million at December 31, 2004, that are permanently reinvested in foreign business operations. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable.

     The Company has been granted tax holidays in the Philippines, El Salvador, India and Costa Rica. These holidays have various expiration dates from 2005 through 2013. Upon expiration, the Company intends to seek renewals of these tax holidays.

     The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2004 and 2003, respectively, are presented below (in thousands):

	December 31,
	2004	2003

Deferred tax assets:
Accrued expenses	$3,223	$5,705
Net operating loss and tax credit carryforwards	44,029	35,692
Depreciation and amortization	10,198	19,471
Deferred revenue	2,393	1,561
Valuation allowance	(30,391)	(30,582)
Other	—	1,620

	29,452	33,467

Deferred tax liabilities:
Accrued liabilities	(2,073)	(1,445)
Depreciation and amortization	(8,774)	(12,745)
Deferred statutory income	(2,500)	(2,263)
Other	—	(98)

	(13,347)	(16,551)

Net deferred tax assets	$16,105	$16,916

Classified as follows:
Current assets (Prepaid expenses and other) (Note 5)	$2,326	$4,312
Non-current assets (Deferred charges and other) (Note 8)	16,318	14,949
Current liabilities (Other accrued expenses)	(42)	(18)
Non-current liabilities (Other long-term liabilities)	(2,497)	(2,327)

Net deferred tax assets	$16,105	$16,916

     SFAS No. 109, “Accounting for Income Taxes”, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2004, management has determined that a valuation allowance of approximately $30.4 million is necessary to reduce U.S. deferred tax assets by $10.4 million and foreign deferred tax assets by $20.0 million.

     Approximately $75.0 million of the income tax loss carryforward at December 31, 2004 relates to foreign entities with various expiration dates. For U.S. purposes, a net operating loss carryforward of approximately $52.0 million and $3.9 million of tax credits are available for carryforward expiring through the year ending December 31, 2024. Of this U.S. $52.0 million carryforward, only $10.1 million can be offset against the future earnings of an acquired subsidiary.

     The Company is currently under examination in the U.S. by several states for sales and use taxes and franchise taxes for periods covering 1999 through 2003. The U.S. Internal Revenue Service has completed audits of the Company’s U.S. tax returns through July 31, 1999 and recently began an audit for tax year ending July 31, 2002. Certain German subsidiaries of the Company are under examination by the German tax authorities for periods covering 1997 through 2000. Additionally, certain Canadian subsidiaries are under examination by Canadian tax authorities for the periods covering 1993 through 2003. In the opinion of management, any liability that may arise from the prior periods as a result of these examinations is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company has a contingent income tax liability of $2.9 million as of December 31, 2004.

     On October 22, 2004 the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, management is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. Based on the analysis to date, however, it is reasonably possible that the Company may repatriate some amount up to $50.0 million. The related range of income tax effects of such repatriation cannot reasonably be estimated. Management expects to be in a position to finalize its assessment by December 31, 2005.

Note 14. Termination Costs Associated With Exit Activities

     During the first quarter of 2004, the Company determined to reduce costs by consolidating and closing two European customer contact management centers in Germany. The plan was substantially completed by the end of the second quarter of 2004. In connection with these closures, the Company terminated 240 employees and accrued over their remaining service period, an estimated liability for termination costs of $1.7 million based on the fair value as of the termination date, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Termination costs of $1.7 million are included in “Direct salaries and related costs” in the accompanying 2004 Consolidated Statement of Operations. Cash payments totaled $1.7 million during the year ended December 31, 2004.

     On January 19, 2005, the Company announced to its workforce that, as part of its continued efforts to optimize assets and improve operating performance, it plans to migrate the call volumes of the customer contact management services and related operations from its Bangalore, India facility, a component of the Company’s Americas segment, to other more strategically-aligned offshore facilities in the Asia Pacific region. The Company’s Bangalore facility generated approximately $1.0 million in revenue in the fourth quarter of 2004 and $5.7 million in the year of 2004. The Company anticipates that approximately 50% of the annualized fourth quarter revenue will be captured and migrated to its offshore facilities within the Asia Pacific region. The Company expects to complete the plan of migration, including the redeployment of site infrastructure and the recruiting, training and ramping-up of agents associated with the migration of Bangalore call volumes to other offshore facilities, by the early part of the second quarter of 2005. The Company’s decision to migrate the Bangalore operations was based on inadequate rates of return at the Bangalore facility, the marginal competitive advantage of Bangalore operations and Bangalore-based customer contact management transactions being better suited for other offshore facilities.

     As a result of this plan of migration, the Company estimates that during the first quarter of 2005 it will incur charges of approximately $0.3 million as a result of severance and related costs and $0.3 million related to other exit costs. In connection with this migration, the Company expects to redeploy property and equipment located in India totaling approximately $1.9 million to other more strategically-aligned offshore facilities in the Asia Pacific region. As a result, the Company recorded an asset impairment charge of $0.7 million for certain property and equipment in India as of December 31, 2004. The total charges related to the plan of migration are anticipated to be approximately $1.3 million. The severance and other exit costs require the outlay of cash during 2005, while the charges related to property and equipment represent non-cash charges.

Note 15. Restructuring and Other Charges

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

     The following tables summarize the 2002 plan accrued liability for restructuring and other charges and related activity in 2004, 2003 and 2002 (in thousands):

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	December 31,
	2004	Outlays	Changes(2)	2004 (1)

Severance and related costs	$106	$—	$—	$106
Lease termination costs	342	(301)	(41)	—
Other restructuring costs	545	(188)	(72)	285

	$993	$(489)	$(113)	$391

	Balance at		Other		Balance at
	January 1,	Cash	Non-Cash		December 31,
	2003	Outlays	Changes		2003 (1)

Severance and related costs	$4,696	$(3,816)	$(774	)(3)	$106
Lease termination costs	1,827	(1,585)	100	(4)	342
Other restructuring costs	1,852	(1,512)	205	(5)	545

	$8,375	$(6,913)	$(469)		$993

	Balance at			Other	Balance at
	January 1,	2002	Cash	Non-Cash	December 31,
	2002	Charges	Outlays	Changes	2002

Severance and related costs	$—	$5,012	$(316)	$—	$4,696
Lease termination costs	—	1,827	—	—	1,827
Write-down of property, equipment and capitalized costs	—	12,017	—	(12,017)	—
Other restructuring costs	—	1,958	(106)	—	1,852

	$—	$20,814	$(422)	$(12,017)	$8,375

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets, except $0.1 million of severance and related costs which is included in “Accrued employee compensation and benefits.”

(2)	During 2004, the Company reversed $0.1 million related to the remaining lease termination and closing costs for two of its European customer contact management centers and one European fulfillment center.

(3)	During 2003, the Company reversed $0.8 million of the severance accrual related to the final termination settlement for the closure of two of its European customer contact management centers and one European fulfillment center.

(4)	During 2003, the Company recorded $0.1 million in additional lease termination costs primarily related to the final settlement of the lease for one of its European customer contact management centers.

(5)	During 2003, the Company recorded $0.3 million in additional site closure costs related to one of its European customer contact management centers offset by $0.1 million for the reversal of the remaining site closure costs for its Galashiels, Scotland print facility and its Scottsbluff, Nebraska facility, which were both sold in 2003.

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

     The following tables summarize the 2001 plan accrued liability for restructuring and other charges and related activity in 2003, 2002 and 2001 (in thousands):

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	December 31,
	2003	Outlays	Changes(1)	2003

Severance and related costs	$153	$(153)	$—	$—
Lease termination costs	161	(121)	(40)	—
Other restructuring costs	32	(15)	(17)	—

	$346	$(289)	$(57)	$—

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	December 31,
	2002	Outlays	Changes	2002

Severance and related costs	$1,423	$(1,270)	$—	$153
Lease termination costs	1,355	(1,397)	203 (2)	161
Write-down of property, equipment and capitalized costs	3,220	—	(3,220)	—
Other restructuring costs	292	(260)	—	32

	$6,290	$(2,927)	$(3,017)	$346

	Balance at			Other	Balance at
	January 1,	2001	Cash	Non-Cash	December 31,
	2001	Charges	Outlays	Changes	2001

Severance and related costs	$—	$1,456	$(33)	$—	$1,423
Lease termination costs	—	1,426	(71)	—	1,355
Write-down of property, equipment and capitalized costs	—	8,826	—	(5,606)	3,220
Write-down of intangible assets		2,600	—	(2,600)	—
Other restructuring costs	—	292	—	—	292

	—	14,600	(104)	(8,206)	6,290
Impairment of software and equipment	—	1,480	—	(1,480)	—

	$—	$16,080	$(104)	$(9,686)	$6,290

(1)	During 2003, the Company reversed accruals related to the final settlement of lease termination and other costs.

(2)	During 2002, the Company recorded $0.2 million in additional lease termination costs related to one of the European customer contact management centers.

2000 Charges

     The Company recorded restructuring and other charges during the second and fourth quarters of 2000 approximating $30.5 million. The second quarter restructuring and other charges approximating $9.6 million resulted from the Company’s consolidation of several European and one U.S. fulfillment center and the closing or consolidation of six technical staffing offices. Included in the second quarter 2000 restructuring and other charges was a $3.5 million lease termination payment to the founder and former Chairman of the Company related to the termination of a ten-year operating lease agreement for use of his private jet. As a result of the second quarter 2000 restructuring, the Company reduced the number of employees by 157 during 2000 and satisfied the remaining lease obligations related to the closed facilities during 2001.

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

     The following tables summarize the 2000 plan accrued liability for restructuring and other charges and related activity in 2004, 2003, 2002, 2001 and 2000 (in thousands):

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	December 31,
	2004	Outlays	Changes	2004 (1)

Severance and related costs	$588	$(501)	$—	$87
Lease termination costs	—	—	—	—

Total	$588	$(501)	$—	$87

	Balance at		Other		Balance at
	January 1,	Cash	Non-Cash		December 31,
	2003	Outlays	Changes		2003 (1)

Severance and related costs	$1,053	$(465)	$—		$588
Lease termination costs	120	—	(120	)(2)	—

Total	$1,173	$(465)	$(120)		$588

	Balance at		Other		Balance at
	January 1,	Cash	Non-Cash		December 31,
	2002	Outlays	Changes		2002

Severance and related costs	$1,485	$(646)	$214	(3)	$1,053
Lease termination costs	143	(23)	—		120

Total	$1,628	$(669)	$214		$1,173

	Balance at		Other		Balance at
	January 1,	Cash	Non-Cash		December 31,
	2001	Outlays	Changes		2001

Severance and related costs	$3,062	$(1,288)	$(289	)(4)	$1,485
Lease termination costs	1,288	(1,145)	—		143
Other restructuring costs	718	(718)	—		—

Total	$5,068	$(3,151)	$(289)		$1,628

	Balance at			Other	Balance at
	January 1,	2000	Cash	Non-Cash	December 31,
	2000	Charges	Outlays	Changes	2000

Severance and related costs	$—	$3,974	$(912)	$—	$3,062
Lease termination costs	—	5,404	(4,116)	—	1,288
Write-down of property, equipment	—	14,191	—	(14,191)	—
Write-down of intangible assets	—	6,086	—	(6,086)	—
Other restructuring costs	—	813	(95)	—	718

	$—	$30,468	$(5,123)	$(20,277)	$5,068

(1)	Included in “Accrued employee compensation and benefits” in the accompanying Consolidated Balance Sheets.

(2)	During 2003, the Company reversed accruals related to the final settlement of lease termination costs.

(3)	During 2002, the Company recorded $0.2 million in additional severance and related costs primarily due to delays in closing its U.S. fulfillment center, which increased the cash outlay requirements for severance.

(4)	During 2001, the Company reduced the original severance accrual by $0.3 million for severance payments due to the Company’s former president.

Note 16. Earnings Per Share

     Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options using the treasury stock method. For the years ended December 31, 2004, 2003 and 2002, options to purchase shares of common stock of 2.4 million, 2.9 million and 3.2 million, respectively, at various prices were antidilutive and were excluded from the calculation of diluted earnings per share.

     The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002

Basic:
Weighted average common shares outstanding	39,607	40,300	40,405
Diluted:
Dilutive effect of stock options	115	141	—

Total weighted average diluted shares outstanding	39,722	40,441	40,405

     On August 5, 2002, the Company’s Board of Directors authorized the purchase of up to three million shares of its outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors such as, including but not limited to, the stock price and general market conditions. For the year ended December 31, 2004, the Company repurchased 1.1 million common shares under the 2002 repurchase program at prices ranging between $5.55 to $7.58 per share for a total cost of $7.1 million.

Note 17. Commitments and Contingencies

     The Company leases certain equipment and buildings under operating leases having original terms ranging from one to twenty-two years, some with options to cancel at varying points during the lease. The building leases contain up to two five-year renewal options. Rental expense under operating leases for the years ended December 31, 2004, 2003 and 2002 was approximately $18.4 million, $13.4 million, and $13.7 million, respectively.

     The following is a schedule of future minimum rental payments under operating leases having a remaining non-cancelable term in excess of one year subsequent to December 31, 2004 (in thousands):

Total
Year	Amount

2005	$14,375
2006	9,230
2007	5,041
2008	3,664
2009	3,667
Thereafter	15,569

Total minimum payments required	$51,546

     A lease agreement, relating to the Company’s customer contact management center in Ireland, contains a cancellation clause which requires the Company, in the event of cancellation, to restore the facility to its original state at an estimated cost of $1.1 million as of December 31, 2004 and pay a cancellation fee of $0.5 million, which approximates two annual rental payments under the lease agreement. In addition, under certain circumstances (including cancellation of the lease and cessation of the center’s operations in the facility), the Company is contingently liable until June 16, 2005 to repay any proceeds received in association with the facility’s grant agreement. As of December 31, 2004, the grant proceeds subject to repayment approximated $1.1 million. As of December 31, 2004, the Company had no plans to cancel this lease agreement.

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

     The following is a schedule of future minimum purchases remaining under the agreements as of December 31, 2004 (in thousands):

Total
Year	Amount

2005	$14,315
2006	12,504

Total minimum payments required	$26,819

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

     The Company is monitoring certain state laws regarding taxes associated with its business operations. Although the Company has not been notified of a claim by a governmental agency, it is believed to be reasonably possible a liability may have been incurred before December 31, 2004. However, management estimates this amount to be immaterial based on the available facts and circumstances.

     The Company from time to time is involved in other legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s financial position or results of operations.

Note 18. Employee Benefit Plan

     The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matched 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company contribution was $0.5 million, $0.8 million (including $0.2 million to reimburse the 401(k) plan for commissions previously paid to a member of the Company’s Board of Directors as discussed in Note 21), and $0.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 19. Stock Options and Common Stock Units

     The Company maintains various stock option plans for its employees. Options to employees are granted at not less than fair market value on the date of the grant and generally vest over one to four years. All options granted to employees under the Company’s stock option plans expire if not exercised by the tenth anniversary of their grant date.

     Until May 2004, the Company maintained a stock option plan that provided for the automatic grant of non-qualified stock options to members of the Board of Directors who were not employees of the Company. Under the plan, each new non-employee director was granted an option to purchase 25,000 shares of common stock upon his or her election to the Board. Each continuing non-employee director was granted an option to purchase an additional 10,000 shares of common stock on the day after each annual shareholders’ meeting. All of the options have an exercise price equal to the fair market value on the date of grant, and become exercisable ratably over one to three years. All options granted to non-employee directors expire if not exercised by the tenth anniversary of their grant date. No options were granted at or after the May 2004 Annual Meeting of Shareholders.

     At December 31, 2004, there were 7.0 million shares of common stock reserved for issuance under all of the Company’s stock option plans. For all plans, options of 2.5 million, 2.4 million, and 2.3 million were exercisable at December 31, 2004, 2003 and 2002 with a weighted average exercise price of $10.35, $11.50 and $11.39, respectively. There were 4.7 million, 4.5 million and 4.4 million shares available for grant under the plans at December 31, 2004, 2003, and 2002, respectively.

     The following table summarizes stock option activity for each of the three years ended December 31:

		Weighted
		Average
	Shares	Exercise
	(In thousands)	Price

Outstanding at January 1, 2002	2,740	$14.35
Granted	2,052	$8.76
Exercised	(124)	$4.15
Expired or terminated	(1,168)	$17.57

Outstanding at December 31, 2002	3,500	$10.39
Granted	163	$5.80
Exercised	(195)	$4.23
Expired or terminated	(307)	$10.40

Outstanding at December 31, 2003	3,161	$10.54
Granted	—	$—
Exercised	(36)	$4.56
Expired or terminated	(348)	$14.53

Outstanding at December 31, 2004	2,777	$10.12

     The following table further summarizes significant ranges of outstanding and exercisable options at December 31, 2004:

	Number	Weighted	Weighted	Number	Weighted
	Outstanding at	Average	Average	Exercisable at	Average
Range of	Dec. 31, 2004	Remaining	Exercise	Dec. 31, 2004	Exercise
Exercise Prices	(In thousands)	Life (Years)	Price	(In thousands)	Price

under $4.00	71	8.0	$3.17	35	$3.17
$4.01 to $6.00	449	6.7	$4.94	419	$4.88
$6.01 to $9.00	226	6.8	$8.40	126	$8.41
$9.01 to $13.00	1,600	7.0	$9.31	1,485	$9.26
$13.01 to $19.00	199	5.3	$16.37	199	$16.37
$19.01 to $28.00	232	3.2	$24.22	232	$24.22

Total	2,777	6.6	$10.12	2,496	$10.35

     Employee Stock Purchase Plan - The Company’s Employee Stock Purchase Plan (the “ESPP”), which qualifies under Section 423 of the Internal Revenue Code of 1986, allowed eligible employees to purchase the Company’s common stock through payroll deductions at 87.5% of the market price on the last day of the offering period, subject to certain maximum limitations. Effective June 30, 2003, the Company’s Board of Directors decided to terminate the ESPP due to limited employee participation and costs associated with administrating it. Accordingly, the remaining 0.8 million shares of the Company’s common stock previously reserved are no longer available for future issuance under the ESPP as of June 30, 2003, the termination date.

     The weighted average fair value share price of the purchase rights granted under the ESPP during the years ended December 31, 2003 (before the termination date) and 2002 were $3.80 and $5.35, respectively. For the years ended December 31, 2003 and 2002, 0.03 million and 0.07 million, respectively, of such shares were purchased by eligible employees.

     Non-Employee Director Fee Plan - In May 2004, the Board of Directors approved a new Non-Employee Director Fee Plan (the “Plan”), subject to shareholder approval at the 2005 Annual Shareholders’ Meeting. The Board of Directors determined that this Plan would replace and supercede the 1996 Non-Employee Director Fee Plan and would be used in lieu of the 2004 Nonemployee Director Stock Option Plan (the “Stock Option Plan”). No options have been awarded under the Stock Option Plan, and none will be awarded if the new Plan is approved by the shareholders at the 2005 annual meeting. The Plan provides that all new non-employee Directors joining the Board receive an initial grant of common stock units (“CSUs”) on the date the new Director is appointed or elected, the number of which will be determined by dividing a dollar amount to be determined from time to time by the Board (initially set at $30,000) by an amount equal to 110% of the average closing prices of the Company’s common stock for the five trading days prior to the date the new Director is appointed or elected. The initial grant of CSUs will vest in three equal installments, one-third on the date of each of the following three annual shareholders’ meetings.

     A CSU is a bookkeeping entry on the Company’s books that records the equivalent of one share of common stock. On the date each CSU vests, the Director will become entitled to receive a share of the Company’s common stock and the CSU will be canceled. For federal income tax purposes, the Director will not be deemed to have received income with respect to the CSUs until the CSUs vest.

     Additionally, the Plan provides that each non-employee Director who was serving as a Director immediately prior to each annual shareholders’ meeting will receive, on the day after the annual meeting, an annual retainer for service as a non-employee Director, the amount of which shall be determined from time to time by the Board. The Board increased the amount of the annual retainer from $25,000 under the 1996 Fee Plan to $50,000 under the Plan. Under the Plan, the annual retainer will be paid 75% in CSUs and 25% in cash. Previously, the annual retainer was payable one-half in cash and one-half in CSUs. The number of CSUs to be granted under the Plan will be determined by dividing the amount of the annual retainer by an amount equal to 105% of the average of the closing prices for the Company’s common stock on the five trading days preceding the award date (the day after the annual meeting). The annual grant of CSUs will vest in two equal installments, one-half on the date of each of the following two annual shareholders’ meetings.

     All CSUs will automatically vest upon the termination of a Director’s service as a Director, whether by reason of death, retirement, resignation, removal or failure to be reelected at the end of his or her term. Until a CSU vests, the Director has none of the rights of a shareholder with respect to the CSU or the common stock underlying the CSU. CSUs are not transferable.

     The Company applies variable plan accounting, in accordance with APB No. 25, for grants of CSUs issued under the Plan and recognizes compensation cost over the vesting period. During the year ended December 31, 2004, the Board awarded an aggregate of 55.6 thousand CSUs to the non-employee directors totaling $0.3 million with a weighted average fair value of $5.94. Since the new Plan is subject to shareholder approval, the CSUs are not considered to be granted and therefore no compensation cost will be recognized until the shareholders approve the Plan at the 2005 Annual Shareholders’ Meeting. At that time, the Company will recognize compensation cost for the CSUs over the vesting periods at the then current market price.

Note 20. Segments and Geographic Information

     The Company operates within two regions, the “Americas” and “EMEA” which represented 60.7% and 39.3%, respectively, of consolidated revenues for 2004. The Americas and EMEA regions represented 66.9% and 33.1%, respectively, of consolidated revenues for 2003, and 66.1% and 33.9%, respectively, of consolidated revenues for 2002. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The Company aligns its business into two segments to effectively manage the business and support the customer care needs of every client and to respond to the demands of the Company’s global customers.

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

     Information about the Company’s reportable segments for the years ended December 31, 2004, 2003 and 2002 is as follows:

				Consolidated
	Americas	EMEA	Other (1)	Total

For the Year Ended December 31, 2004:

Revenues	$283,253	$183,460		$466,713
Depreciation and amortization	22,042	8,195		30,237

Income (loss) from operations before reversal of restructuring and other charges and before impairment of long-lived assets	$30,960	$10,478	$(28,264)	$13,174
Reversal of restructuring and other charges			113	113
Impairment of long-lived assets			(690)	(690)

Income from operations				12,597
Other income			3,264	3,264
Provision for income taxes			(5,047)	(5,047)

Net income				$10,814

For the Year Ended December 31, 2003:

Revenues	$321,195	$159,164		$480,359
Depreciation and amortization	21,184	8,941		30,125

Income (loss) from operations before reversal of restructuring and other charges	$31,607	$2,497	$(23,382)	$10,722
Reversal of restructuring and other charges			646	646

Income from operations				11,368
Other income			2,588	2,588
Provision for income taxes			(4,651)	(4,651)

Net income				$9,305

For the Year Ended December 31, 2002:

Revenues	$299,185	$153,552		$452,737
Depreciation and amortization	23,145	11,193		34,338

Income (loss) from operations before restructuring and other charges and before impairment of long-lived assets	$29,627	$2,401	$(21,034)	$10,994
Restructuring and other charges			(20,814)	(20,814)
Impairment of long-lived assets			(1,475)	(1,475)

Loss from operations				(11,295)
Other expense			(13,151)	(13,151)
Benefit for income taxes			5,815	5,815

Net loss				$(18,631)

(1)	Other items (including corporate costs, restructuring and impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three years in the period ended December 31, 2004. The accounting policies of the reportable segments are the same as those described in Note 1, Summary of Accounting Policies, to the accompanying consolidated financial statements. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

     The Americas’ revenues included $36.6 million and $81.2 million, or 7.8% and 16.9% of consolidated revenues for the years ended December 31, 2004 and 2003, respectively, from a leading systems integrator that represents a major provider of communication services to whom the Company provides various outsourced customer contact management services. Effective May 1, 2003, the Company entered into a subcontractor services agreement (the “Agreement”) with the systems integrator following the execution of a primary services agreement between the major provider of communication services and the systems integrator. The revenues for comparable periods as it relates to this relationship were $71.6 million, or 15.8% of consolidated revenues for the year ended December 31, 2002. Under the terms of this three-year Agreement, which contains penalty provisions for failure to meet minimum service levels and is cancelable with 6 months written notice, the Company will continue to provide the products and services necessary to support and assist the systems integrator in the management and performance of its primary services agreement.

     In addition, revenues included $33.8 million, or 7.3% of consolidated revenues, $58.5 million, or 12.2% of consolidated revenues, and $54.6 million, or 12.1% of consolidated revenues, for the years ended December 31, 2004, 2003 and 2002, respectively, from a leading software and services provider. This includes $33.8 million, $58.0 million and $52.3 million in revenue from the Americas for the years ended December 31, 2004, 2003 and 2002, respectively, and $0.5 million and $2.3 million in revenue from EMEA for the years ended December 31, 2003 and 2002, respectively.

Information about the Company’s operations by geographic location is as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Revenues (1) :
United States	$85,556	$173,984	$197,914
Canada	69,045	66,147	57,297
Costa Rica	36,595	28,017	19,992
Philippines	79,060	45,550	21,534
Other	12,997	7,497	2,448

Total Americas	283,253	321,195	299,185

Germany	59,941	59,706	57,191
United Kingdom	52,073	40,500	48,976
Sweden	24,704	23,814	24,682
Spain	11,912	4,579	427
The Netherlands	9,406	10,683	9,089
Hungary	10,722	7,469	4,340
Other	14,702	12,413	8,847

Total EMEA	183,460	159,164	153,552

Total	$466,713	$480,359	$452,737

Long-lived assets (2) :
United States	$29,572	$56,172	$71,667
Canada	10,286	10,340	8,831
Costa Rica	4,816	6,813	3,966
Philippines	18,102	13,181	4,857
Other	5,734	4,776	1,716

Total Americas	68,510	91,282	91,037

Germany	5,043	6,119	6,604
United Kingdom	7,137	7,767	9,537
Sweden	639	1,112	1,428
Spain	1,775	1,471	1,339
The Netherlands	353	602	1,671
Hungary	2,741	2,310	1,039
Other	1,917	1,616	1,797

Total EMEA	19,605	20,997	23,415

Total	$88,115	$112,279	$114,452

(1)	Revenues are attributed to countries based on location of customer, except for Costa Rica, Philippines, China and India which is primarily based on customers located in the U.S.

(2)	Long-lived assets include property and equipment, net and goodwill, net.

Revenues for the Company’s products and services are as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002

Technical support and customer service and fulfillment	$455,468	$465,678	$428,081
Technical staffing and consultative professional services	11,245	14,681	24,656

Total	$466,713	$480,359	$452,737

Note 21. Related Party Transactions

     The Company paid John H. Sykes, the founder and former Chairman of the Company, $0.6 million for the use of his private jet in each of the years 2004, 2003 and 2002 which is based on two times fuel costs and other actual costs incurred for each trip.

     A member of the Board of Directors of the Company received broker commissions from the Company’s 401(k) investment firm of $0.05 million for the year ended December 31, 2002 and insurance commissions for the placement of the Company’s various corporate insurance programs of approximately $0.1 million for the year ended December 31, 2002. This arrangement was terminated in 2002. During 2003, the Company determined that the payment of broker commissions was a prohibited transaction under Federal regulations. As a result, during 2003, the Company reimbursed the 401(k) plan $0.2 million for previously paid broker commissions and paid a penalty to the U.S. government of $0.1 million.

Note 22. Retirement of Founder and Chairman

     On August 2, 2004, John H. Sykes publicly announced his resignation and retirement as Chairman and Chief Executive Officer of the Company. Mr. Sykes was employed by the Company pursuant to the Amended and Restated Executive Employment Agreement (the “Employment Agreement”) dated as of October 1, 2001. The Employment Agreement had an initial term of five years, expiring on October 1, 2006, and included automatic one-year extensions unless there was appropriate notice of termination.

     As a result of Mr. Sykes’ resignation prior to the end of the initial term of the Employment Agreement, the Company and Mr. Sykes terminated the Employment Agreement and entered into a retirement and consulting agreement (the “Retirement and Consulting Agreement”) dated December 10, 2004. Under the terms of the Retirement and Consulting Agreement, Mr. Sykes employment with the Company was terminated effective as of December 31, 2004, and the Company paid all compensation and benefits due under the Employment Agreement through December 31, 2004. In addition, the Company paid Mr. Sykes $1.7 million in base severance pay and unused vacation benefits, including a lump sum of $0.3 million related to the relinquishment of any rights to an office and a secretary and the right to continue to be covered as an employee under the Company’s group health insurance policy. The $1.7 million payment to Mr. Sykes is included in “General and administrative” costs in the accompanying Consolidated Statement of Operations for the year ended December 31, 2004.

     Additionally, the Company will pay Hyde Park Equity, LLC, a limited liability company owned by Mr. Sykes, fees of $150,000, that will be paid in seven equal quarterly installments of $21,428, for consulting services to be provided by Mr. Sykes through Hyde Park Equity during the period from December 31, 2004, through October 1, 2006. In the event of Mr. Sykes’ death prior to October 1, 2006, the Company shall pay only a pro rata amount for the quarter in which the services are no longer provided, and nothing further shall be owed for consulting services. For such amount, Hyde Park Equity will cause Mr. Sykes to provide up to 37.5 days of consulting services per year at the request of the Board of Directors or its Chairman. Such services will include advice dealing with significant business issues and an orderly management transition. Additional days of service will be billed at the rate of $2,000 per day. The Company will also reimburse Hyde Park Equity for out of pocket business expenses incurred in connection with providing services to the Company.

Schedule II — Valuation and Qualifying Accounts

Years ended December 31, 2004, 2003 and 2002

		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
	of Period	Expenses	Deductions		Period

Allowance for doubtful accounts:

Year ended December 31, 2004	$4,242	$267	$216	(1)	$4,293
Year ended December 31, 2003	5,102	441	1,301	(1)	4,242
Year ended December 31, 2002	4,183	1,472	553	(1)	5,102

Valuation allowance for net deferred tax assets:

Year ended December 31, 2004	$30,582	$—	$191		$30,391
Year ended December 31, 2003	19,914	10,668	—		30,582
Year ended December 31, 2002	15,302	4,612	—		19,914

(1)	Net write-offs and recoveries.