Form 10-Q
period 2005-03-31
SYKES ENTERPRISES INC
filed 2005-05-09
CIK 1010612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes ☑                     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☑                     No ☐

As of April 25, 2005, there were 39,196,635 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

INDEX

			Page
			No.
Part I.	Financial Information

	Item 1.	Financial Statements and Report of Independent Registered Public Accounting Firm

		Condensed Consolidated Balance Sheets March 31, 2005 and December 31, 2004 (Unaudited)	3

		Condensed Consolidated Statements of Operations Three months ended March 31, 2005 and 2004 (Unaudited)	4

		Condensed Consolidated Statements of Changes in Shareholders’ Equity Three months ended March 31, 2004, nine months ended December 31, 2004 and three months ended March 31, 2005 (Unaudited)	5

		Condensed Consolidated Statements of Cash Flows Three months ended March 31, 2005 and 2004 (Unaudited)	6

		Notes to Condensed Consolidated Financial Statements (Unaudited)	7

		Report of Independent Registered Public Accounting Firm	20

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

	Item 4.	Controls and Procedures	30

Part II.	Other Information

	Item 1.	Legal Proceedings	31

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

	Item 6.	Exhibits	31

Signature			32
EX-15: LETTER REGARDING UNAUDITED INTERIM FINANCIAL INFORMATION
EX-31.1: SECTION 302 CERTIFICATION OF CEO
EX-31.2: SECTION 302 CERTIFICATION OF CFO
EX-32.1: SECTION 906 CERTIFICATION OF CEO
EX-32.2: SECTION 906 CERTIFICATION OF CFO

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements and Report of Independent Registered Public Accounting Firm.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except per share data)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$97,858	$93,868
Receivables, net	87,911	90,661
Prepaid expenses and other current assets	10,432	9,126
Assets held for sale	6,394	9,742

Total current assets	202,595	203,397

Property and equipment, net	80,181	82,891
Goodwill and intangibles, net	8,120	5,224
Deferred charges and other assets	20,992	21,014

	$311,888	$312,526

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,861	$13,693
Accrued employee compensation and benefits	30,445	30,316
Deferred grants related to assets held for sale	4,411	6,740
Income taxes payable	2,739	2,965
Other accrued expenses and current liabilities	14,563	13,284

Total current liabilities	64,019	66,998

Deferred grants	15,767	13,921
Deferred revenue	19,240	19,054
Other long-term liabilities	2,345	2,518

Total liabilities	101,371	102,491

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 43,840 and 43,832 shares issued	438	438
Additional paid-in capital	163,921	163,885
Retained earnings	95,292	92,327
Accumulated other comprehensive income	2,352	4,871

	262,003	261,521
Treasury stock at cost; 4,644 shares and 4,644 shares	(51,486)	(51,486)

Total shareholders’ equity	210,517	210,035

	$311,888	$312,526

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2005 and 2004
(Unaudited)

	March 31,
(in thousands, except for per share data)	2005	2004
Revenues	$121,372	$121,043

Operating expenses:
Direct salaries and related costs	77,429	83,389
General and administrative	39,890	41,276
Net (gain) on disposal of property and equipment	(69)	(2,741)
Reversal of restructuring and other charges	(258)	—

Total operating expenses	116,992	121,924

Income (loss) from operations	4,380	(881)

Other income (expense):
Interest, net	376	396
Other	(422)	813

Total other income (expense)	(46)	1,209

Income before provision for income taxes	4,334	328
Provision for income taxes	1,369	84

Net income	$2,965	$244

Net income per share:
Basic	$0.08	$0.01

Diluted	$0.08	$0.01

Weighted average shares:
Basic	39,195	40,216

Diluted	39,339	40,388

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended March 31, 2004, Nine Months Ended December 31, 2004 and
Three Months Ended March 31, 2005
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Shares		Paid-in	Retained	Comprehensive	Treasury
	Issued	Amount	Capital	Earnings	Income (Loss)	Stock	Total

Balance at January 1, 2004	43,771	$438	$163,511	$81,513	$(208)	$(44,422)	$200,832

Issuance of common stock	22	—	144	—	—	—	144
Purchase of treasury stock	—	—	—	—	—	(574)	(574)
Comprehensive income (loss)	—	—	—	244	(2,172)	—	(1,928)

Balance at March 31, 2004	43,793	438	163,655	81,757	(2,380)	(44,996)	198,474

Issuance of common stock	39	—	198	—	—	—	198
Tax benefit of exercise of stock options	—	—	32	—	—	—	32
Purchase of treasury stock	—	—	—	—	—	(6,490)	(6,490)
Comprehensive income	—	—	—	10,570	7,251	—	17,821

Balance at December 31, 2004	43,832	438	163,885	92,327	4,871	(51,486)	210,035

Issuance of common stock	8	—	36	—	—	—	36
Comprehensive income (loss)	—	—	—	2,965	(2,519)	—	446

Balance at March 31, 2005	43,840	$438	$163,921	$95,292	$2,352	$(51,486)	$210,517

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2005 and 2004
(Unaudited)

(in thousands)	2005	2004
Cash flows from operating activities:
Net income	$2,965	$244
Depreciation and amortization	7,065	7,901
Deferred income tax (benefit)	—	(2,060)
Net (gain) on disposal of property and equipment	(69)	(2,741)
Termination costs associated with exit activities	187	763
Foreign exchange loss on liquidation of foreign entity	194	—
Reversal of restructuring and other charges	(258)	—
Bad debt expense (recoveries)	23	(24)
Changes in assets and liabilities:
Receivables	2,430	(3,616)
Prepaid expenses and other current assets	(1,399)	(1,798)
Deferred charges and other assets	(18)	(89)
Accounts payable	(1,833)	(1,028)
Income taxes receivable/ payable	(743)	322
Accrued employee compensation and benefits	405	1,340
Other accrued expenses and current liabilities	2,027	(530)
Deferred revenue	423	2,446
Other long-term liabilities	5	(348)

Net cash provided by operating activities	11,404	782

Cash flows from investing activities:
Capital expenditures	(2,242)	(10,757)
Cash paid for acquisition of Kelly, Luttmer & Assoc. Ltd, net of cash acquired	(3,246)	—
Proceeds from sale of facilities	—	4,052
Proceeds from sale of property and equipment	137	18

Net cash used for investing activities	(5,351)	(6,687)

Cash flows from financing activities:
Payments of long-term debt	(77)	(17)
Proceeds from issuance of stock	36	144
Purchase of treasury stock	—	(574)

Net cash used for financing activities	(41)	(447)

Effects of exchange rates on cash	(2,022)	(1,619)

Net increase (decrease) in cash and cash equivalents	3,990	(7,971)
Cash and cash equivalents — beginning	93,868	92,085

Cash and cash equivalents — ending	$97,858	$84,114

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$90	$37
Income taxes	$1,866	$2,107

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
Three months ended March 31, 2005 and 2004
(Unaudited)

Sykes Enterprises, Incorporated and consolidated subsidiaries (“Sykes” or the “Company”) provides outsourced customer contact management solutions and services in the business process outsourcing arena to companies, primarily within the communications, technology/consumer, financial services, healthcare, and transportation and leisure industries. Sykes provides flexible, high quality outsourced customer contact management services with an emphasis on inbound technical support and customer service. Utilizing Sykes’ integrated onshore/offshore global delivery model, Sykes provides its services through multiple communications channels encompassing phone, e-mail, Web and chat. Sykes complements its outsourced customer contact management services with various enterprise support services in the United States that encompass services for a company’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, Sykes also provides fulfillment services including multilingual sales order processing via the Internet and phone, inventory control, product delivery and product returns handling. The Company has operations in two geographic regions entitled (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, in which the client base is primarily companies in the United States that are using the Company’s services to support their customer management needs; and (2) EMEA, which includes Europe, the Middle East, and Africa.

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In addition, certain reclassifications have been made for consistent presentation. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (“SEC”).

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

In accordance with APB No. 25, the Company applies variable plan accounting for grants of common stock units (“CSUs”) issued under the 2004 Non-Employee Director Fee Plan (the “Plan”) and recognizes compensation cost over the vesting period. During the year ended December 31, 2004, the Board awarded an aggregate of 55.6 thousand CSUs to the non-employee directors totaling $0.3 million with a weighted average fair value of $5.94 per common stock unit. Since the Plan is subject to shareholder approval, the CSUs are not considered to be granted and therefore no compensation cost will be recognized until the shareholders approve the Plan at the 2005 Annual Shareholders’ Meeting. At that time, the Company will recognize compensation cost for the CSUs over the vesting periods at the then current market price.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
Three months ended March 31, 2005 and 2004
(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies - (continued)

Stock-Based Compensation (continued)

If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows (in thousands except per share amounts):

	Three months ended
	March 31,
	2005	2004
Net Income (Loss):
Net income as reported	$2,965	$244
Pro forma compensation expense, net of tax	(437)	(252)

Pro forma net income (loss)	$2,528	$(8)

Net Income (Loss) Per Share:
Basic, as reported	$0.08	$0.01
Basic, pro forma	$0.06	$(0.00)

Diluted, as reported	$0.08	$0.01
Diluted, pro forma	$0.06	$(0.00)

The Company has not issued any stock options since January 1, 2004. For options issued before this date, the Company used the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant using various assumptions.

On February 1, 2005, the Compensation Committee of the Board of Directors approved accelerating the vesting of most out-of-the-money, unvested stock options held by current employees, including executive officers and certain employee directors. An option was considered out-of-the-money if the stated option exercise price was greater than the closing price, $7.23, of the Company’s common stock on the day the Compensation Committee approved the acceleration. The accelerated vesting was effective as of February 1, 2005; however, holders of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended) to purchase 59,000 shares of common stock and holders of certain stock options issued to certain foreign employees, have the opportunity to decline the accelerated vesting in order to prevent changing the status of the incentive stock option for federal income tax purposes to a non-qualified stock option or the restriction of the availability of favorable tax treatment under applicable foreign law.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
Three months ended March 31, 2005 and 2004
(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies - (continued)

Stock-Based Compensation (continued)

The following table summarizes the options subject to acceleration:

	Aggregate Number of	Weighted Average
	Shares Issuable Under	Exercise Price Per
	Accelerated Options	Share
Certain Directors & Executive Officers:
Gordon H. Loetz (former employee director)	8,300	$9.200
Jenna R. Nelson	16,500	$8.640
William N. Rocktoff	29,500	$9.050
Charles E. Sykes (employee director)	11,000	$9.090

Total Certain Directors & Executive Officers	65,300	$8.972
Total Non-officer Employees	101,550	$9.907

Total	166,850	$9.541

The decision to accelerate vesting of these options and eliminate future compensation expense was based on a review of the Company’s long-term incentive programs in light of current market conditions and changing accounting rules regarding stock option expensing that the Company must follow beginning January 1, 2006. This accounting rule, entitled “Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment” (“SFAS No. 123R”), will require that compensation cost related to share-based payment transactions, including stock options, be recognized in the financial statements. Excluding holders of incentive stock options or the referenced foreign stock options that elected to decline the accelerated vesting, it is estimated that the maximum future compensation expense that would have been charged to earnings, absent the acceleration of these options, based on the Company’s implementation date for SFAS No. 123R as of January 1, 2006, was less than $0.1 million. The Company will report this future compensation expense in the 2006 financial statements as pro forma footnote disclosures, as permitted under the transition guidance provided by the Financial Accounting Standards Board.

Property and Equipment — The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets.

The Company has closed several customer contact management centers, which are held for sale, and expects it may close additional centers in the future as a result of the client migration of call volumes from the U.S.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
Three months ended March 31, 2005 and 2004
(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies - (continued)

Property and Equipment (continued)

to the Company’s offshore operations, including Latin America and the Asia Pacific Rim, and the overall reduction in customer call volumes in the United States and Europe. As of March 31, 2005, the Company determined that its property and equipment, including those at the closed customer contact management centers, were not impaired. Certain assets of these closed centers, with a carrying value of $6.4 million as of March 31, 2005, are included in “Assets held for sale” in the accompanying Condensed Consolidated Balance Sheet. The carrying value of these assets is offset by the related deferred grants of $4.4 million as of March 31, 2005 and included in “Deferred grants related to assets held for sale” in the accompanying Condensed Consolidated Balance Sheet. Upon reclassification as held for sale, the Company discontinued depreciating these assets and amortizing the related deferred grants. Property and equipment is classified as held for sale in the period in which management commits to a plan to sell the asset, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, it is probable that the asset will be sold in a reasonable period of time, and it is unlikely that significant changes to the plan to sell the asset will be made or that the plan will be withdrawn.

In April 2005, the Company leased the land, building and its contents related to its Palatka, Florida facility to an unrelated third party effective May 1, 2005 for a period of 5 years cancelable by the lessee at the end of the third or fourth years at varying penalties not exceeding one year’s rent. As a result, the net carrying value of $3.3 million of land, building and equipment related to this site was reclassified from “Assets held for sale” to “Property and Equipment” as of March 31, 2005. The net carrying value of $3.3 million is offset by a related deferred grant in the amount of $2.3 million as of March 31, 2005.

The Company has also leased properties in Manhattan, Kansas and Pikeville, Kentucky. The leases are for a period of one to five years and may or may not be cancelable by the lessee at the end of each year for varying penalties not exceeding one year’s rent. As of March 31, 2005, the leased properties in Manhattan, Pikeville and Palatka consist of the following (in thousands):

Amount
Building and improvements, net of deferred grants of $5.6 million	$423
Equipment, furniture and fixtures	7,429

7,852
Less accumulated depreciation	(6,311)

$1,541

Future minimum rental payments, including penalties for failure to renew, to be received on non-cancelable operating leases are contractually due as follows as of March 31, 2005 (in thousands):

Year Ending
December 31,	Amount
2005	$1,577
2006	656
2007	620
2008	639
2009	658
Thereafter	222

$4,372

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
Three months ended March 31, 2005 and 2004
(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies - (continued)

Property and Equipment (continued)

On April 1, 2005, the Company sold the land and building related to its Greeley, Colorado facility for net cash proceeds of $2.3 million, resulting in an estimated net gain of $1.6 million. The net book value of the facilities of $1.4 million was offset by the related deferred grants of $0.7 million. The estimated net gain on the sale of the Greeley facility of $1.6 million will be recorded in the second quarter of 2005.

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

Foreign Currency and Derivative Instruments - Periodically, the Company enters into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities denominated in a foreign currency. These contracts require the Company to exchange currencies in the future at rates agreed upon at the contract’s inception. The forward exchange contracts entered into by the Company have been primarily related to the Euro. A foreign currency forward exchange contract acts as an economic hedge as the gains and losses on these contracts typically offset or partially offset gains and losses on the assets, liabilities, and transactions being hedged. The Company does not designate its foreign exchange forward contracts as accounting hedges and does not hold or issue financial instruments for speculative or trading purposes. Foreign exchange forward contracts are accounted for on a mark-to-market basis, with unrealized gains or losses recognized as a component of income in the current period. There were no unrealized or realized gains or losses related to foreign exchange forward contracts for the three months ended March 31, 2005 and 2004.

Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, which requires, among other things, that all share-based payments to employees, including grants of stock options, be measured at their grant-date fair value and expensed in the consolidated financial statements. The accounting provisions of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005; therefore the Company is required to adopt SFAS No 123R as of January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See “Stock-Based Compensation” in Note 1 to the Condensed Consolidated Financial Statements for the pro forma net income (loss) and net income (loss) per share amounts for the three months ended March 31, 2005 and 2004, as if the fair-value-based method had been used, similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock awards. Management has not yet determined whether the adoption of SFAS No. 123R will result in amounts that are materially different from those currently provided under the pro forma disclosures under SFAS No. 123 in Note 1 to the Condensed Consolidated Financial Statements. The adoption of SFAS No. 123R is not expected to have a material effect on the financial condition, results of operations, or cash flows of the Company.

In June 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF No. 02-14 addresses whether the equity method of accounting should be applied to investments when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The Company adopted EITF

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
Three months ended March 31, 2005 and 2004
(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies - (continued)

Recent Accounting Pronouncements (continued)

No. 02-14 on January 1, 2005. The impact of this adoption did not have a material effect on the financial condition, results of operations or cash flows of the Company.

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment evaluations for securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step test to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB delayed the effective date of the recognition and measurement provisions of EITF No. 03-1. However, the disclosure provisions remain effective for fiscal years ending after June 15, 2004. The adoption of the recognition and measurement provisions of EITF No. 03-1 is not expected to have a material impact on the financial condition, results of operations or cash flows of the Company.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS No. 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The Act introduces a special 9% tax deduction on qualified production activities. FAS No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. The adoption of these new tax provisions is not expected to have a material impact on the financial condition, results of operations or cash flows of the Company.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS No. 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The Act introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS No. 109-2 was effective immediately, management does not expect to be able to complete the evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. The range of possible amounts that we are considering for repatriation under this provision is between zero and $50.0 million. The related range of income tax effects of such repatriation cannot reasonably be estimated. Management expects to complete an evaluation of the effects of the repatriation provision by the end of 2005.

Reclassifications — Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

Note 2 — Acquisitions and Dispositions

On March 1, 2005, the Company purchased the shares of Kelly, Luttmer & Associates Limited (“KLA”) located in Calgary, Alberta, Canada, which included net assets of approximately $0.2 million. KLA specializes in organizational health, employee assistance, occupational health, and disability management services. The Company acquired these operations in an effort to broaden its operations in the healthcare sector. Total cash consideration paid was approximately $3.2 million based on foreign currency rates in effect at the date of the acquisition. Based on a third-party valuation, the purchase price resulted in a purchase price allocation to net assets of $0.2 million, to purchased intangible assets of $2.4 million (primarily customer relationships) and to goodwill of $0.6 million. The purchased intangible assets (other than goodwill) are amortized over a range of two to twelve years.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
Three months ended March 31, 2005 and 2004
(Unaudited)

Note 2 - Acquisitions and Dispositions - (continued)

The following table presents the purchased intangible assets at March 31, 2005 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Contractual agreements	$2,340	$35	$2,305

Estimated future amortization expense for the five succeeding years is as follows (in thousands):

Year Ending December 31,	Amount
2005 (remaining nine months)	$318
2006	$424
2007	$245
2008	$154
2009	$143

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

The components of other accumulated comprehensive income (loss) include foreign currency translation adjustments as follows (in thousands):

Accumulated
Other
Comprehensive
Income (Loss)
Balance at January 1, 2004	$(208)
Foreign currency translation adjustment	5,713
Less: foreign currency translation gain included in net income (no tax effect)	(634)

Balance at December 31, 2004	4,871
Foreign currency translation adjustment	(2,753)
Plus: foreign currency translation loss included in net income (no tax effect)	234

Balance at March 31, 2005	$2,352

Earnings associated with the Company’s investments in its international subsidiaries are considered to be permanently invested and no provision for United States federal and state income taxes on those earnings or translation adjustments has been provided.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
Three months ended March 31, 2005 and 2004
(Unaudited)

Note 4 — Termination Costs Associated with Exit Activities

On January 19, 2005, the Company announced to its workforce that, as part of its continued efforts to optimize assets and improve operating performance, it would migrate the call volumes of the customer contact management services and related operations from its Bangalore, India facility, a component of the Company’s Americas segment, to other more strategically-aligned offshore facilities in the Asia Pacific region. The Company’s Bangalore facility generated approximately $0.9 million in revenue in the first quarter of 2005. The Company expects to complete the plan of migration, including the redeployment of site infrastructure and the recruiting, training and ramping-up of agents associated with the migration of Bangalore call volumes to other offshore facilities, by the early part of the second quarter of 2005. In connection with this migration, the Company terminated 413 employees and accrued over their remaining service period, an estimated liability for termination costs of $0.2 million based on the fair value as of the termination date, in accordance SFAS No. 146, “Accounting for Costs associated with Exit or Disposal Activities.” These termination costs are included in “Direct salaries and related costs” in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2005. Cash payments related to these termination costs totaled $0.1 million during the first quarter of 2005.

In addition, the Company expects to redeploy property and equipment located in India totaling approximately $1.9 million to other more strategically-aligned offshore facilities in the Asia Pacific region. As a result, the Company recorded an asset impairment charge of $0.7 million for certain property and equipment in India as of December 31, 2004.

Note 5 — Restructuring and Other Charges

2002 Charges

In October 2002, the Company approved a restructuring plan to close and consolidate two U.S. and three European customer contact management centers, to reduce capacity within the European fulfillment operations and to write-off certain specialized e-commerce assets primarily in response to the October 2002 notification of the contractual expiration of two technology client programs in March 2003 with approximate annual revenues of $25.0 million. The restructuring plan was designed to reduce costs and bring the Company’s infrastructure in-line with the current business environment. Related to these actions, the Company recorded restructuring and other charges in the fourth quarter of 2002 of $20.8 million primarily for the write-off of certain assets, lease termination and severance costs. In connection with the 2002 restructuring, the Company reduced the number of employees by 470 during 2002 and by 330 during 2003. The plan was substantially completed at the end of 2003.

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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
Three months ended March 31, 2005 and 2004
(Unaudited)

Note 5 — Restructuring and Other Charges - (continued)

2002 Charges (continued)

The following tables summarize the 2002 plan accrued liability for restructuring and other charges and related activity in 2005 and 2004 (in thousands):

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	March 31,
	2005	Outlays	Changes (2)	2005 (1)

Three Months ended March 31, 2005:
Severance and related costs	$106	$—	$(31)	$75
Other restructuring costs	285	(75)	(169)	41

Total	$391	$(75)	$(200)	$116

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	March 31,
	2004	Outlays	Changes	2004

Three Months ended March 31, 2004:
Severance and related costs	$106	$—	$—	$106
Lease termination costs	342	(99)	—	243
Other restructuring costs	545	(120)	—	425

Total	$993	$(219)	$—	$774

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet, except $0.1 million of severance and related costs which is included in “Accrued employee compensation and benefits”.

(2)	During 2005, the Company reversed severance and related costs and certain other closing costs associated primarily with the closure of one of the European customer contact management centers.

2000 Charges

The Company recorded restructuring and other charges during the second and fourth quarters of 2000 approximating $30.5 million. The second quarter 2000 restructuring and other charges approximating $9.6 million resulted from the Company’s consolidation of several European and one U.S. fulfillment center and the closing or consolidation of six technical staffing offices. Included in the second quarter 2000 restructuring and other charges was a $3.5 million lease termination payment to the founder and former Chairman of the Company related to the termination of a ten-year operating lease agreement for the use of his private jet. As a result of the second quarter 2000 restructuring, the Company reduced the number of employees by 157 during 2000 and satisfied the remaining lease obligations related to the closed facilities during 2001.

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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
Three months ended March 31, 2005 and 2004
(Unaudited)

Note 5 — Restructuring and Other Charges - (continued)

2000 Charges (continued)

The following tables summarize the 2000 plan accrued liability for restructuring and other charges and related activity in 2005 and 2004 (in thousands):

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	March 31,
	2005	Outlays	Changes	2005

Three Months Ended March 31, 2005:
Severance and related costs	$87	$(87)	$—	$—

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	March 31,
	2004	Outlays	Changes	2004

Three Months ended March 31, 2004:
Severance and related costs	$588	$(111)	$—	$477

Note 6 — Borrowings

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

The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including strategic acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at the Company’s option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 2.25%. In addition, a commitment fee of up to 0.50% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2007, are secured by a pledge of 65% of the stock of each of the Company’s active direct foreign subsidiaries. The Credit Facility prohibits the Company from incurring additional indebtedness, subject to certain specific exclusions. There were no outstanding balances with $50.0 million availability on the Credit Facility as of March 31, 2005.

Note 7 — Income Taxes

The Company’s effective tax rate was 31.6% and 25.6% for the three months ended March 31, 2005 and 2004, respectively. The Company’s effective tax rate differs from the statutory federal income tax rate of 35.0% primarily due to the effects of requisite valuation allowances, permanent differences, foreign withholding and other taxes, state income taxes, and foreign income tax rate differentials (including tax holiday jurisdictions).

On October 22, 2004 the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, management is not yet in a position to decide on whether, and to what extent, it might repatriate

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
Three months ended March 31, 2005 and 2004
(Unaudited)

Note 7 — Income Taxes - (continued)

foreign earnings that have not yet been remitted to the U.S. Based on the analysis to date, however, it is reasonably possible that the Company may repatriate some amount up to $50.0 million. The related range of income tax effects of such repatriation cannot reasonably be estimated. Management expects to be in a position to finalize its assessment by December 31, 2005.

Earnings associated with the Company’s investments in its foreign subsidiaries are considered to be permanently invested and United States income taxes have not been provided for on those earnings or translation adjustments. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable.

The Company is currently under examination in the U.S. by several states for sales and use taxes and franchise taxes for periods covering 1999 through 2003. The U.S. Internal Revenue Service has completed audits of the Company’s U.S. tax returns through July 31, 1999 and is currently auditing the tax year ended July 31, 2002. Certain German subsidiaries of the Company are under examination by the German tax authorities for periods covering 1997 through 2000. Additionally, certain Canadian subsidiaries are under examination by Canadian tax authorities for the periods covering 1993 through 2003. Additionally, a Hungarian subsidiary has been informed that a tax audit will commence shortly. In the opinion of management, any liability that may arise from the prior periods as a result of these examinations is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company has an accrued contingent liability of $3.0 million at March 31, 2005, a net increase of $0.1 million from December 31, 2004.

Note 8 — Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options using the treasury stock method. Options to purchase 2.2 million shares of common stock at various prices for the three months ended March 31, 2005, and 2.5 million shares of common stock for the three months ended March 31, 2004, were antidilutive and were excluded from the calculation of diluted earnings per share.

The numbers of shares used in the earnings per share computations are as follows (in thousands):

	Three months
	ended
	March 31,
	2005	2004

Basic:
Weighted average common shares outstanding	39,195	40,216
Diluted:
Dilutive effect of stock options	144	172

Total weighted average diluted shares outstanding	39,339	40,388

On August 5, 2002, the Company’s Board of Directors authorized the purchase of up to three million shares of its outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the three months ended March 31, 2005, the Company made no purchases under the 2002 repurchase program.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
Three months ended March 31, 2005 and 2004
(Unaudited)

Note 9 — Segment Reporting and Major Clients

The Company operates within two regions, the “Americas” and “EMEA” which represented 61.3% and 38.7%, respectively, of the Company’s consolidated revenues for the three months ended March 31, 2005 and 62.2% and 37.8%, respectively, of the Company’s consolidated revenues for the comparable 2004 period. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The reportable segments consist of (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service) and technical staffing and (2) EMEA, which includes Europe, the Middle East and Africa, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service) and fulfillment services. The sites within Latin America, India and the Asia Pacific Rim are included in the Americas region given the nature of the business and client profile, which is primarily made up of U.S. based companies that are using the Company’s services in these locations to support their customer contact management needs.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
Three months ended March 31, 2005 and 2004
(Unaudited)

Note 9 — Segment Reporting and Major Clients - (continued)

Information about the Company’s reportable segments for the three months ended March 31, 2005 compared to the corresponding prior year period, is as follows (in thousands):

				Consolidated
	Americas	EMEA	Other (1)	Total

Three Months Ended March 31, 2005:

Revenues	$74,364	$47,008		$121,372
Depreciation and amortization	5,410	1,655		7,065

Income (loss) from operations before reversal of restructuring and other charges	$9,500	$2,010	$(7,388)	$4,122
Reversal of restructuring and other charges			258	258

Income from operations				4,380
Other expense			(46)	(46)
Provision for income taxes			(1,369)	(1,369)

Net income				$2,965

Three Months Ended March 31, 2004:

Revenues	$75,261	$45,782		$121,043
Depreciation and amortization	5,669	2,232		7,901

Income (loss) from operations	$3,373	$1,154	$(5,408)	$(881)
Other income			1,209	1,209
Provision for income taxes			(84)	(84)

Net income				$244

(1)	Other items (including corporate costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three months ended March 31, 2005 and 2004. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2004. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

The Americas’ revenues included $7.4 million and $14.8 million, or 6.1% and 12.2%, respectively, of consolidated revenues for the three months ended March 31, 2005 and March 31, 2004, from a leading systems integrator that represents a major provider of communication services to whom the Company provides various outsourced customer contact management services.

Note 10 — Post-Retirement Defined Contribution Healthcare Plan

On January 1, 2005, the Company established a Post-Retirement Defined Contribution Healthcare Plan (the “Plan”) for eligible employees meeting certain service and age requirements. The Plan is fully funded by the participants and accordingly, the Company has not recognized expense relating to the Plan during the three months ended March 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Sykes Enterprises, Incorporated
Tampa, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of March 31, 2005, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2005 and 2004, of changes in shareholders’ equity for the three-month periods ended March 31, 2005 and 2004 and for the nine-month period ended December 31, 2004, and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 22, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
May 9, 2005

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and the consolidated financial statements and notes in the Sykes Enterprises, Incorporated (“Sykes,” “our”, “we” or “us”) Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”).

Our discussion and analysis may contain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, and projections about Sykes, our beliefs, and assumptions made by us. In addition, we may make other written or oral statements, which constitute forward-looking statements, from time to time. Words such as “believe,” “estimate,” “project,” “expect,” “intend,” “may,” “anticipate,” “plan,” “seek,“variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this report. Our actual results may differ materially from what is expressed or forecasted in such forward-looking statements, and undue reliance should not be placed on such statements. All forward-looking statements are made as of the date hereof, and we undertake no obligation to update any such forward-looking statements, whether as a result of new information, future events or otherwise.

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

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three months ended
	March 31,
	2005	2004

Revenues	$121,372	$121,043
Percentage of revenues	100.0%	100.0%

Direct salaries and related costs	$77,429	$83,389
Percentage of revenues	63.8%	68.9%

General and administrative	$39,890	$41,276
Percentage of revenues	32.9%	34.1%

Net (gain) on disposal of property and equipment	$(69)	$(2,741)
Percentage of revenues	(0.1)%	(2.3)%

Reversal of restructuring and other charges	$(258)	$—
Percentage of revenues	(0.2)%	—%

Income (loss) from operations	$4,380	$(881)
Percentage of revenues	3.6%	(0.7)%

The following table summarizes our revenues, for the periods indicated, by geographic region (in thousands):

	Three months ended
	March 31,
	2005	2004

Revenues:
Americas	$74,364	$75,261
EMEA	47,008	45,782

Consolidated	$121,372	$121,043

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues

For the three months ended March 31, 2005, we recognized consolidated revenues of $121.4 million, an increase of $0.3 million, or 0.3%, from $121.1 million of consolidated revenues for the comparable 2004 period.

On a geographic segmentation, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 61.3%, or $74.4 million, for the three months ended March 31, 2005, compared to 62.2%, or $75.3 million, for the comparable 2004 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 38.7%, or $47.0 million, for the three months ended March 31, 2005, compared to 37.8%, or $45.8 million, for the comparable 2004 period. The decrease in the Americas’ revenue of $0.9 million, or 1.2%, for the three months ended March 31, 2005, compared to the same period in 2004, reflected the client-driven migration of call volumes from the United States to comparable or higher margin offshore operations, including Latin America and the Asia Pacific Rim, and the resulting mix-shift in revenues from the United States to offshore (each offshore seat generates roughly half the revenue dollar equivalence of a U.S. seat). In addition to the revenue mix-shift, the revenue decline reflected an overall reduction in U.S. customer call volumes primarily attributable to the decision by certain communications and technology clients

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

to exit dial-up Internet service customer support programs in early 2004. This decrease was partially offset by an increase in revenues from our offshore operations, which represented 30.0% of consolidated revenues on 9,900 seats for the three months ended March 31, 2005, compared to 23.6% on 9,600 seats for the comparable 2004 period. We expect this trend of generating more of our revenues from offshore operations to continue in 2005. We anticipate that as our offshore operations grow and become a larger percentage of revenues, the total revenue and revenue growth rate may decline since each offshore seat generates less average revenue per seat than in the United States. While the average offshore revenue per seat is less, the operating margins generated offshore are generally comparable or higher than those in the United States. However, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce in offshore markets.

EMEA revenues increased $1.2 million, or 2.6%, for the three months ended March 31, 2005, compared to the same period in 2004. Similar to recent quarters, EMEA revenues for the first quarter of 2005 experienced a $2.1 million benefit from the stronger Euro compared to the same period in 2004. Excluding this foreign currency benefit, EMEA revenues would have decreased $0.9 million compared with last year reflecting a decrease in call volumes. The persistent economic sluggishness in our key European markets continues to present a challenging environment characterized by competitive pricing and offshore alternatives.

Direct Salaries and Related Costs

Direct salaries and related costs decreased $6.0 million, or 7.2%, to $77.4 million for the three months ended March 31, 2005, from $83.4 million in the comparable 2004 period. As a percentage of revenues, direct salaries and related costs decreased to 63.8% for the three months ended March 31, 2005, from 68.9% for the comparable 2004 period. This decrease was primarily attributable to lower salary costs due to an overall reduction in U.S. customer call volumes and lower labor costs in offshore operations partially offset by higher telephone costs related to transporting calls offshore. Although the strengthening Euro positively impacted revenues, it negatively impacted direct salaries and related costs for the three months ended March 31, 2005 by approximately $1.4 million compared to the same period in 2004.

General and Administrative

General and administrative expenses decreased $1.4 million, or 3.4%, to $39.9 million for the three months ended March 31, 2005, from $41.3 million in the comparable 2004 period. As a percentage of revenues, general and administrative expenses decreased to 32.9% for the three months ended March 31, 2005, from 34.1% for the comparable 2004 period. This decrease was primarily attributable to lower depreciation and lease costs partially offset by higher legal and professional fees incurred. Although the strengthening Euro positively impacted revenues, it negatively impacted general and administrative expenses for the three months ended March 31, 2005 by approximately $0.6 million compared to the same period in 2004.

Net (Gain) on Disposal of Property and Equipment

The net gain on disposal of property and equipment of $0.1 million for the three months ended March 31, 2005 compares to a $2.7 million net gain on disposal of property and equipment for the comparable 2004 period, which includes a $2.7 million net gain on the sale of our Klamath Falls, Oregon facility and a $0.1 million net gain on the sale of a parcel of land at our Pikeville, Kentucky facility, offset by a $0.1 million loss on disposal of other property and equipment.

Reversal of Restructuring and Other Charges

The $0.3 million reversal of restructuring and other charges for the three months ended March 31, 2005 primarily relates to the reversal of severance and other costs in one of our European customer contacts centers. There was no reversal of restructuring and other charges for the three months ended March 31, 2004.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Other Income (Expense)

Other expense, net of other income, was approximately $0.1 million for the three months ended March 31, 2005, compared to other income, net of $1.2 million for the comparable 2004 period. The decrease of $1.3 million was primarily attributable to a $1.2 million decrease in foreign currency transaction gains net of losses. Other income excludes the effects of cumulative foreign currency translation effects, which is included in Accumulated Other Comprehensive Income in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Provision for Income Taxes

The provision for income taxes of $1.4 million for the three months ended March 31, 2005 was based upon pre-tax book income of $4.3 million, compared to the provision for income taxes of $0.1 million for the comparable 2004 period based upon pre-tax book income of $0.3 million. The effective tax rate was 31.6% for the three months ended March 31, 2005 and 25.6% for the comparable 2004 period. This increase in the effective tax rate primarily resulted from a shift in our mix of earnings within tax jurisdictions and the related effects of permanent differences and foreign income tax rate differentials (including tax holiday jurisdictions).

Net Income

As a result of the foregoing, we reported income from operations for the three months ended March 31, 2005 of $4.4 million, an increase of $5.3 million from the comparable 2004 period. This increase was principally attributable to an $0.3 million increase in revenues, a $6.0 million decrease in direct salaries and related costs, a $1.4 million decrease in general and administrative costs and a $0.3 million increase in the reversal of restructuring and other charges offset by a $2.7 million decrease in net gain on disposal of property and equipment. The $5.3 million increase in income from operations was offset by a $1.3 million higher income tax provision and a $1.3 million decrease in other income resulting in net income of $3.0 million for the three months ended March 31, 2005, an increase of $2.7 million compared to the same period in 2004.

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

On August 5, 2002, our Board of Directors authorized the purchase of up to three million shares of its outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the three months ended March 31, 2005, we did not repurchase common shares under the 2002 repurchase program.

During the three months ended March 31, 2005, we generated $11.4 million in cash from operating activities while we used $3.2 million to purchase the stock of Kelly, Luttmer & Associates Limited and $2.2 million in funds for capital expenditures resulting in a $4.0 million increase in available cash (including the effects of international currency exchange rates on cash of $2.0 million).

Net cash flows provided by operating activities for the three months ended March 31, 2005 were $11.4 million, compared to net cash flows provided by operating activities of $0.8 million for the comparable 2004 period. The $10.6 million increase in net cash flows from operating activities was due to an increase in net income of $2.7

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

million, a net increase in non-cash reconciling items of $3.3 million such as deferred income taxes, net gain on disposal of property and equipment, and foreign exchange gain and by a net change in assets and liabilities of $4.6 million. This $4.6 million net change was principally a result of a $7.7 million decrease in receivables, other assets and other liabilities offset by a $2.0 million decrease in deferred revenue and a $1.1 million decrease in income taxes payable.

Capital expenditures, which are generally funded by cash generated from operating activities and borrowings available under our credit facilities, were $2.2 million for the three months ended March 31, 2005, compared to $10.8 million for the comparable 2004 period, a decrease of $8.6 million, which was driven primarily by offshore expansion in the prior year. During the three months ended March 31, 2005, approximately 41% of the capital expenditures were the result of investing in expansion of existing customer contact management centers, primarily offshore, and 59% was expended primarily for maintenance and systems infrastructure. We anticipate capital expenditures in the range of $10.0 million to $15.0 million for the full year 2005.

An available source of future cash flows from financing activities is from borrowings under our $50.0 million revolving credit facility (the “Credit Facility”), which amount is subject to certain borrowing limitations. Pursuant to the terms of the Credit Facility, the amount of $50.0 million may be increased up to a maximum of $100.0 million with the prior written consent of the lenders. The $50.0 million Credit Facility includes a $10.0 million swingline subfacility, a $15.0 million letter of credit subfacility and a $40.0 million multi-currency subfacility.

The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including strategic acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at our option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 2.25%. In addition, a commitment fee of up to 0.50% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2007, are secured by a pledge of 65% of the stock of each of our direct foreign subsidiaries. The Credit Facility prohibits us from incurring additional indebtedness, subject to certain specific exclusions. There were no outstanding balances with $50.0 million availability on the Credit Facility as of March 31, 2005. At March 31, 2005, we were in compliance with all loan requirements of the Credit Facility.

At March 31, 2005, we had $97.9 million in cash, of which approximately $83.8 million was held in international operations and may be subject to additional taxes if repatriated to the United States. On October 22, 2004 the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the United States. Based on our analysis to date, however, it is reasonably possible that we may repatriate some amount up to $50.0 million. The related range of income tax effects of such repatriation cannot reasonably be estimated. We expect to be in a position to finalize our assessment by December 31, 2005.

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

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Off-Balance Sheet Arrangements and Other

At March 31, 2005, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

•	Certain contracts to sell our products and services contain multiple elements or non-standard terms and conditions. As a result, we evaluate each contract and a thorough contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements and the timing of revenue recognition for each element. We recognize revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding client acceptance are resolved, and there are no client-negotiated refund or return rights affecting the revenue recognized for delivered elements. Changes in the allocation of the sales price between deliverable elements might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract.

•	We recognize revenue associated with the grants of land and the cash grants for the acquisition of property, buildings and equipment for customer contact management centers over the corresponding useful lives of the related assets. Should the useful lives of these assets change for reasons such as the sale or disposal of the property, the amount of revenue recognized would be adjusted accordingly. Deferred grants totaled $20.2 million as of March 31, 2005. Of the $20.2 million, $4.4 million is classified as current and the remaining $15.8 million is classified as non-current. Income from operations includes amortization of the deferred grants of $0.5 million for the three months ended March 31, 2005 and $0.9 million for the three months ended March 31, 2004.

•	We maintain allowances for doubtful accounts of $4.2 million as of March 31, 2005, or 4.8% of trade receivables, for estimated losses arising from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required which would reduce income from operations.

•	We maintain a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized. Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, our estimate of future taxable income and any applicable tax-planning strategies. At December 31, 2004, management determined that a valuation allowance of approximately $30.4 million was necessary to reduce U.S. deferred tax assets by $10.4 million and foreign deferred tax assets by $20.0 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax assets is dependent upon future profitability within each tax jurisdiction. As of March 31, 2005, based on our estimates of future taxable income and any applicable tax-planning strategies within these tax jurisdictions, we believe that it is more likely than not that all of these deferred tax assets will be realized.

•	We hold a minority interest in SHPS, Incorporated as a result of the sale of a 93.5% ownership interest in June 2000. We account for the remaining interest at cost, which was $2.1 million as of March 31, 2005. We will record an impairment charge or loss if we believe the investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

•	We review long-lived assets, which had a carrying value of $88.3 million as of March 31, 2005, including goodwill and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of

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

•	Self-insurance related liabilities of $1.9 million as of March 31, 2005 include estimates for, among other things, projected settlements for known and anticipated claims for worker’s compensation and employee health insurance. Key variables in determining such estimates include past claims history, number of covered employees and projected future claims. We periodically evaluate and, if necessary, adjust the estimates based on information currently available. Revisions to these estimates, which could result in adjustments to the liability and additional charges, would be recorded in the period when such adjustments or charges are known.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, "Share-Based Payment” (“SFAS No. 123R”), which requires, among other things, that all share-based payments to employees, including grants of stock options, be measured at their grant-date fair value and expensed in the consolidated financial statements. The accounting provisions of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005; therefore, we are required to adopt SFAS No. 123R as of January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See “Stock-Based Compensation” in Note 1 to the accompanying Condensed Consolidated Financial Statements for the pro forma net income (loss) and net income (loss) per share amounts for the three months ended March 31, 2005 and 2004, as if the fair-value-based method had been used, similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock awards. We have not yet determined whether the adoption of SFAS No. 123R will result in amounts that are materially different from those currently provided under the pro forma disclosures under SFAS No. 123 in Note 1 to the accompanying Condensed Consolidated Financial Statements. The adoption of SFAS No. 123R is not expected to have a material effect on our financial condition, results of operations, or cash flows.

In June 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF No. 02-14 addresses whether the equity method of accounting should be applied to investments when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. We adopted EITF No. 02-14 on January 1, 2005. The impact of this adoption did not have a material effect on our financial condition, results of operations or cash flows.

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment evaluations for securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step test to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB delayed the effective date of the recognition and measurement provisions of EITF No. 03-1. However, the disclosure provisions remain effective for fiscal years ending after June 15, 2004. The adoption of the recognition and measurement provisions of EITF No. 03-1 is not expected to have a material impact on our financial condition, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS No. 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The Act introduces a special 9% tax deduction on qualified

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

production activities. FAS No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. The adoption of these new tax provisions is not expected to have a material impact on our financial condition, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS No. 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The Act introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS No. 109-2 was effective immediately, we do not expect to be able to complete the evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. The range of possible amounts that we are considering for repatriation under this provision is between zero and $50.0 million. The related range of income tax effects of such repatriation cannot reasonably be estimated. We expect to complete an evaluation of the effects of the repatriation provision by the end of 2005.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in non-U.S. currency exchange rates. We are exposed to non-U.S. exchange rate fluctuations as the financial results of non-U.S. subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact overall expected profitability. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in accumulated other comprehensive loss in shareholders’ equity. Movements in non-U.S. currency exchange rates may affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. Periodically, we use foreign currency forward contracts to hedge intercompany receivables and payables, and transactions initiated in the United States that are denominated in foreign currency. The principal foreign currency hedged is the Euro using foreign currency forward contracts ranging in periods from one to three months. Foreign exchange forward contracts are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized in the current period, as we do not designate our foreign exchange forward contracts as accounting hedges. There were no unrealized or realized gains or losses related to foreign exchange forward contracts for the three months ended March 31, 2005 and for the three months ended March 31, 2004.

Our exposure to interest rate risk results from variable debt outstanding from time to time under our revolving credit facility. Based on our level of variable rate debt outstanding during the three months ended March 31, 2005, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would not have had a material impact on our annual interest expense.

At March 31, 2005, we had no debt outstanding at variable interest rates. We have not historically used derivative instruments to manage exposure to changes in interest rates.

Fluctuations in Quarterly Results

For the year ended December 31, 2004, quarterly revenues as a percentage of total consolidated annual revenues were approximately 26%, 24%, 24% and 26%, respectively, for each of the respective quarters of the year. We have experienced and anticipate that in the future we will continue to experience variations in quarterly revenues. The variations are due to the timing of new contracts and renewal of existing contracts, the timing of the expenses incurred to support new business, the timing and frequency of client spending for customer contact management services, non-U.S. currency fluctuations, and the seasonal pattern of customer contact management support and fulfillment services.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2005

Item 4 — Controls and Procedures

As of March 31, 2005, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. We concluded that our disclosure controls and procedures were generally effective as of March 31, 2005, such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting .

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2005

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

From time to time, we are involved in legal actions arising in the ordinary course of business. With respect to these matters, we believe that we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.

Item 2 —Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock repurchases for the quarter ended March 31, 2005 (in thousands, except average price per share). See Note 8, Earnings Per Share, to the Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

				Maximum
			Total Number of	Number Of
			Shares Purchased	Shares That May
		Average	as Part of	Yet Be
	Total Number	Price	Publicly	Purchased
	of Shares	Paid Per	Announced Plans	Under Plans or
Period	Purchased (1)	Share	or Programs	Programs
January 1, 2005 - January 31, 2005	—	—	1,644	1,356
February 1, 2005 - February 28, 2005	—	—	1,644	1,356
March 1, 2005 - March 31, 2005	—	—	1,644	1,356

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3 million with no expiration date.

Item 6 — Exhibits

Exhibits

The following documents are filed as exhibits to this Report:

15	Letter regarding unaudited interim financial information.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2005

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: May 9, 2005	By: /s/ W. Michael Kipphut

W. Michael Kipphut
Group Executive, Senior Vice President — Finance
(Principal Financial and Accounting Officer)

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2005

EXHIBIT INDEX

Exhibit
Number
15	Letter regarding unaudited interim financial information.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.