Form 10-Q
period 2005-06-30
SYKES ENTERPRISES INC
filed 2005-08-09
CIK 1010612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____
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
Yes ☑ No ☐
As of July 21, 2005, there were 39,278,812 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except per share data)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$109,114	$93,868
Receivables, net	83,244	90,661
Prepaid expenses and other current assets	9,800	9,126
Assets held for sale	3,987	9,742

Total current assets	206,145	203,397

Property and equipment, net	76,678	82,891
Goodwill and intangibles, net	7,963	5,224
Deferred charges and other assets	22,863	21,014

	$313,649	$312,526

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,542	$13,693
Accrued employee compensation and benefits	28,667	30,316
Deferred grants related to assets held for sale	2,182	6,740
Income taxes payable	2,461	2,965
Other accrued expenses and current liabilities	15,867	13,284

Total current liabilities	64,719	66,998

Deferred grants	16,964	13,921
Deferred revenue	20,486	19,054
Other long-term liabilities	2,175	2,518

Total liabilities	104,344	102,491

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 43,921 and 43,832 shares issued	439	438
Additional paid-in capital	165,045	163,885
Retained earnings	100,269	92,327
Accumulated other comprehensive income (loss)	(4,421)	4,871

	261,332	261,521
Deferred stock compensation	(541)	—
Treasury stock at cost; 4,644 shares and 4,644 shares	(51,486)	(51,486)

Total shareholders’ equity	209,305	210,035

	$313,649	$312,526

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share data)	2005	2004	2005	2004
Revenues	$122,194	$113,450	$243,566	$234,493

Operating expenses:
Direct salaries and related costs	76,026	73,867	153,455	157,256
General and administrative	41,369	41,315	81,259	82,591
Net (gain) on disposal of property and equipment	(1,627)	(1,394)	(1,696)	(4,135)
Reversal of restructuring and other charges	(56)	—	(314)	—

Total operating expenses	115,712	113,788	232,704	235,712

Income (loss) from operations	6,482	(338)	10,862	(1,219)

Other income:
Interest, net	111	863	487	1,259
Other	818	1,030	396	1,843

Total other income	929	1,893	883	3,102

Income before provision for income taxes	7,411	1,555	11,745	1,883
Provision for income taxes	2,434	481	3,803	565

Net income	$4,977	$1,074	$7,942	$1,318

Net income per share:
Basic	$0.13	$0.03	$0.20	$0.03

Diluted	$0.13	$0.03	$0.20	$0.03

Weighted average shares:
Basic	39,289	39,882	39,242	40,045

Diluted	39,445	39,998	39,393	40,194

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Six Months Ended June 30, 2004, Six Months Ended December 31, 2004 and
Six Months Ended June 30, 2005
(Unaudited)

	Common Stock		Additional		Accumulated Other	Deferred
	Shares		Paid-in	Retained	Comprehensive	Stock	Treasury
	Issued	Amount	Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Balance at January 1, 2004	43,771	$438	$163,511	$81,513	$(208)	$—	$(44,422)	$200,832
Issuance of common stock	47	—	329	—	—	—	—	329
Purchase of treasury stock	—	—	—	—	—	—	(6,702)	(6,702)
Comprehensive income (loss)	—	—	—	1,318	(4,365)	—	—	(3,047)

Balance at June 30, 2004	43,818	438	163,840	82,831	(4,573)	—	(51,124)	191,412
Issuance of common stock	14	—	13	—	—	—	—	13
Tax benefit of exercise of stock options	—	—	32	—	—	—	—	32
Purchase of treasury stock	—	—	—	—	—	—	(362)	(362)
Comprehensive income	—	—	—	9,496	9,444	—	—	18,940

Balance at December 31, 2004	43,832	438	163,885	92,327	4,871	—	(51,486)	210,035

Issuance of common stock	89	1	306	—	—	—	—	307
Deferred stock compensation for the issuance of restricted common stock units	—	—	854	—	—	(854)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	313	—	313
Comprehensive income (loss)	—	—	—	7,942	(9,292)	—	—	(1,350)

Balance at June 30, 2005	43,921	$439	$165,045	$100,269	$(4,421)	$(541)	$(51,486)	$209,305

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2005 and 2004
(Unaudited)

(in thousands)	2005	2004
Cash flows from operating activities:
Net income	$7,942	$1,318
Depreciation and amortization	13,290	15,807
Stock compensation expense	313	—
Net (gain) on disposal of property and equipment	(1,696)	(4,135)
Termination costs associated with exit activities	186	1,684
Foreign exchange gain on liquidation of foreign entity	(365)	(680)
Reversal of restructuring and other charges	(314)	—
Bad debt expense	60	50
Changes in assets and liabilities:
Receivables	4,103	(11,220)
Prepaid expenses and other current assets	(1,006)	(2,047)
Deferred charges and other assets	(2,595)	(164)
Accounts payable	2,344	(5,850)
Income taxes receivable/payable	(1,255)	912
Accrued employee compensation and benefits	(364)	(843)
Other accrued expenses and current liabilities	3,238	(553)
Deferred revenue	2,388	4,606
Other long-term liabilities	1	(349)

Net cash provided (used) by operating activities	26,270	(1,464)

Cash flows from investing activities:
Capital expenditures	(5,653)	(16,861)
Cash paid for acquisition of Kelly, Luttmer & Assoc. Ltd, net of cash acquired	(3,246)	—
Proceeds from sale of facilities	2,400	6,334
Proceeds from sale of property and equipment	86	56

Net cash used for investing activities	(6,413)	(10,471)

Cash flows from financing activities:
Payments of long-term debt	(77)	(42)
Proceeds from issuance of stock	307	329
Purchase of treasury stock	—	(6,702)

Net cash provided (used) for financing activities	230	(6,415)

Effects of exchange rates on cash	(4,841)	(3,137)

Net increase (decrease) in cash and cash equivalents	15,246	(21,487)
Cash and cash equivalents — beginning	93,868	92,085

Cash and cash equivalents — ending	$109,114	$70,598

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$343	$91
Income taxes	$5,143	$5,027
See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2005 and 2004
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
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In addition, certain reclassifications have been made for consistent presentation. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission (“SEC”).
Stock-Based Compensation — The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under SFAS No. 123, companies have the option to measure compensation costs for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, compensation expense is generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. Since employee stock options are granted on this basis and the Company has chosen to use the intrinsic value method, no compensation expense is recognized for stock option grants.
During the year ended December 31, 2004, under the 2004 Non-employee Director Fee Plan (the “Plan”), an aggregate of 55,614 Common Stock Units (“CSUs”) were awarded to the non-employee directors totaling $0.3 million with a weighted average fair market value of $5.94. Since the Plan was subject to shareholder approval, the CSUs were not considered to be granted in accordance with FASB Interpretation No. 44, “Accounting for Certain transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25” and therefore no compensation cost was recognized until the shareholders approved the Plan at the 2005 Annual Shareholders’ Meeting on May 24, 2005, the grant date. At that time, the Company recorded unearned compensation at the then current market price totaling $0.5 million with a weighted average fair market value of $8.25 per CSU, to be recognized over the two and three year vesting periods in accordance with APB No. 25.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2005 and 2004
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Stock-Based Compensation (continued)
During the three months ended June 30, 2005, under the Plan an aggregate of 47,832 CSUs were awarded to the non-employee directors totaling $0.4 million with a weighted average fair market value of $8.27 per CSU. Accordingly, the Company recorded unearned compensation at the then current market price totaling $0.4 million to be recognized over the two and three year vesting periods in accordance with APB No. 25. During the three months ended June 30, 2005, the Company recognized compensation cost for CSUs of $0.3 million.
If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Income:
Net income as reported	$4,977	$1,074	$7,942	$1,318
Add: Stock-based compensation included in reported net income, net of tax	313	—	313	—
Deduct: Stock-based compensation under the fair value method, net of tax	(336)	(246)	(803)	(498)

Pro forma net income	$4,954	$828	$7,452	$820

Net Income Per Share:
Basic, as reported	$0.13	$0.03	$0.20	$0.03
Basic, pro forma	$0.13	$0.02	$0.19	$0.02

Diluted, as reported	$0.13	$0.03	$0.20	$0.03
Diluted, pro forma	$0.13	$0.02	$0.19	$0.02
The Company has not issued any stock options since January 1, 2004. For options issued before this date, the Company used the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant using various assumptions.
On February 1, 2005, the Compensation Committee of the Board of Directors approved accelerating the vesting of most out-of-the-money, unvested stock options held by current employees, including executive officers and certain employee directors. An option was considered out-of-the-money if the stated option exercise price was greater than the closing price, $7.23, of the Company’s common stock on the day the Compensation Committee approved the acceleration. Additionally, on February 1, 2005, the Compensation Committee approved accelerating the vesting of out-of the-money, unvested stock options held by non-employee directors, subject to shareholder approval.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2005 and 2004
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Stock-Based Compensation (continued)
The following table summarizes the options accelerated on February 1, 2005:

	Aggregate Number of	Weighted Average
	Shares Issuable Under	Exercise Price Per
	Accelerated Options	Share
Certain Directors & Executive Officers:
Jenna R. Nelson	16,500	$8.640
William N. Rocktoff	29,500	$9.050
Charles E. Sykes (employee director)	11,000	$9.090

Total Certain Directors & Executive Officers	57,000	$8.939
Total Non-officer Employees	68,550	$9.814

Total	125,550	$9.416

The shareholders approved accelerating the vesting of the out-of-the-money, unvested stock options held by the non-employee directors at the Annual Meeting. Options held by non-employee directors were considered out-of-the-money if the stated option exercise price was greater than the closing price, $8.39, of the Company’s common stock on the day of the Annual Shareholder Meeting. As a result, the Company accelerated the vesting of 8,332 unvested stock options held by Paul L. Whiting at an exercise price of $8.732 on May 24, 2005.
The decision to accelerate vesting of these options and eliminate future compensation expense was based on a review of the Company’s long-term incentive programs in light of current market conditions and changing accounting rules regarding stock option expensing that the Company must follow beginning January 1, 2006. This accounting rule, entitled “Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment” (“SFAS No. 123R”), requires that compensation cost related to share-based payment transactions, including stock options, be recognized in the financial statements. Excluding holders of foreign stock options that elected to decline the accelerated vesting, it is estimated that the maximum future compensation expense that would have been charged to earnings, absent the acceleration of these options, based on the Company’s implementation date for SFAS No. 123R as of January 1, 2006, was less than $0.1 million. The Company will report this future compensation expense in the 2006 financial statements as pro forma footnote disclosures, as permitted under the transition guidance provided by the Financial Accounting Standards Board.
Property and Equipment — The carrying value of property and equipment, including leased assets, to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets.
The Company has closed several customer contact management centers, and expects it may close additional centers in the future as a result of the client migration of call volumes from the U.S. to the Company’s offshore operations, including Latin America and the Asia Pacific Rim, and the overall reduction in customer call volumes in the United States and Europe. As of June 30, 2005, the Company determined that its property and equipment, including closed customer contact management centers, were not impaired. Certain assets of these closed centers, with a carrying value of $4.0 million as of June 30, 2005, are included in “Assets held for sale” in the accompanying Condensed

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2005 and 2004
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Property and Equipment — (continued)
Consolidated Balance Sheet. The carrying value of these assets is offset by the related deferred grants of $2.2 million as of June 30, 2005 and included in “Deferred grants related to assets held for sale” in the accompanying Condensed Consolidated Balance Sheet. Upon reclassification as held for sale, the Company discontinued depreciating these assets and amortizing the related deferred grants. Property and equipment is classified as held for sale in the period in which management commits to a plan to sell the asset, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, it is probable that the asset will be sold in a reasonable period of time, and it is unlikely that significant changes to the plan to sell the asset will be made or that the plan will be withdrawn.
In April 2005, the Company leased the land, building and its contents related to its Palatka, Florida facility to an unrelated third party effective May 1, 2005 for a period of 5 years cancelable by the lessee at the end of the third or fourth years at varying penalties not exceeding one year’s rent. This lease is renewable, at the tenant’s option, for five additional periods of two years each. As a result, the net carrying value of $3.3 million of land, building and equipment related to this site was reclassified from “Assets held for sale” to “Property and Equipment” as of March 31, 2005. The net carrying value of $3.3 million was offset by a related deferred grant in the amount of $2.3 million as of March 31, 2005.
In June 2005, the Company leased the land, building and its contents related to its Ada, Oklahoma facility to an unrelated third party effective November 1, 2005 for a noncancelable period of 5 years renewable, at the tenant’s option, for three additional periods of three years each. As a result, the net carrying value of $2.0 million of land, building and equipment related to this site was reclassified from “Assets held for sale” to “Property and Equipment” as of June 30, 2005. The net carrying value of $2.0 million was offset by a related deferred grant in the amount of $1.7 million as of June 30, 2005.
The Company has also leased properties in Manhattan, Kansas and Pikeville, Kentucky. The Manhattan, Kansas lease is for a period of five years and may be canceled by the lessee at the end of the fourth year by paying a penalty equivalent to three month’s rent. The lease is renewable, at the tenant’s option, for five additional periods of two years each. The Pikeville, Kentucky lease is for a period of one year, renewable for five additional periods of two years each. As of June 30, 2005, the leased properties in Ada, Manhattan, Pikeville and Palatka consist of the following (in thousands):

Amount
Building and improvements, net of deferred grants of $7.0 million	$687
Equipment, furniture and fixtures	7,456

8,143
Less accumulated depreciation	(7,233)

$910

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2005 and 2004
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Property and Equipment — (continued)
Future minimum rental payments, including penalties for failure to renew, to be received on non-cancelable operating leases are contractually due as follows as of June 30, 2005 (in thousands):

Year Ending December 31,	Amount
2005	$964
2006	1,666
2007	1,672
2008	1,842
2009	519
Thereafter	448

$7,111

On April 1, 2005, the Company sold the land and building related to its Greeley, Colorado facility for $2.4 million cash, resulting in a net gain of $1.7 million. The net book value of the facilities of $1.4 million was offset by the related deferred grants of $0.7 million.
Foreign Currency Translation — The assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is other than the U.S. Dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income, but is included in accumulated other comprehensive income (loss), which is reflected as a separate component of shareholders’ equity until the sale or until the complete or substantially complete liquidation of the net investment in the foreign subsidiary. Foreign currency transactional gains and losses are included in determining net income. Such gains and losses are included in other income in the accompanying Condensed Consolidated Statements of Operations.
Foreign Currency and Derivative Instruments — Periodically, the Company enters into foreign currency contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities denominated in a foreign currency. These contracts require the Company to exchange currencies in the future at rates agreed upon at the contract’s inception. A foreign currency contract acts as an economic hedge as the gains and losses on these contracts typically offset or partially offset gains and losses on the assets, liabilities, and transactions being hedged. The Company does not designate its foreign currency contracts as accounting hedges and does not hold or issue financial instruments for speculative or trading purposes. Foreign currency contracts are accounted for on a mark-to-market basis, with unrealized gains or losses recognized as a component of income in the current period. Realized and unrealized gains or losses related to these contracts for the three and six months ended June 30, 2005 and 2004 were immaterial.
Recent Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, which requires, among other things, that all share-based payments to employees, including grants of stock options, be measured at their grant-date fair value and expensed in the consolidated financial statements. The accounting provisions of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005; therefore the Company is required to adopt SFAS No 123R as of January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See “Stock-Based Compensation” in Note 1 to the Condensed Consolidated Financial Statements for the pro forma net income and net income per share amounts for the three and six months ended June 30, 2005 and 2004, as if the fair-value-based method had been used, similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock awards. Management has not yet determined whether the adoption of SFAS No. 123R will result in amounts that are materially different from those currently provided under the pro

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2005 and 2004
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Recent Accounting Pronouncements — (continued)
forma disclosures under SFAS No. 123 in Note 1 to the Condensed Consolidated Financial Statements. The adoption of SFAS No. 123R is not expected to have a material effect on the financial condition, results of operations, or cash flows of the Company.
In June 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF No. 02-14 addresses whether the equity method of accounting should be applied to investments when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The Company adopted EITF No. 02-14 on January 1, 2005. The impact of this adoption did not have a material effect on the financial condition, results of operations or cash flows of the Company.
In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-1 provides guidance on other-than-temporary impairment evaluations for securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step test to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB delayed the effective date of the recognition and measurement provisions of EITF No. 03-1. However, the disclosure provisions were effective for fiscal years ending after June 15, 2004. The adoption of the recognition and measurement provisions of EITF No. 03-1 is not expected to have a material impact on the financial condition, results of operations or cash flows of the Company.
In December 2004, the FASB issued FASB Staff Position No. SFAS 109-1 (“SFAS No. 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The Act introduces a special 9% tax deduction on qualified production activities. SFAS No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. The adoption of these new tax provisions is not expected to have a material impact on the financial condition, results of operations or cash flows of the Company.
In December 2004, the FASB issued FASB Staff Position No. SFAS 109-2 (“SFAS No. 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The Act introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. SFAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although SFAS No. 109-2 was effective immediately, management does not expect to be able to complete the evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. The range of possible amounts that we are considering for repatriation under this provision is between zero and $50.0 million. The related range of income tax effects of such repatriation cannot reasonably be estimated. Management expects to complete an evaluation of the effects of the repatriation provision by the end of 2005.
In March 2005, the FASB issued Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Asset Retirement Obligations,” that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN No. 47 clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2005 and 2004
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Recent Accounting Pronouncements — (continued)
No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of this standard on its financial position, results of operations and cash flows.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which requires retrospective application to prior periods’ financial statements for changes in accounting principle and redefines the term “restatement” as the revising of previously issued financial statements to reflect the correction of an error. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its financial position, results of operations or cash flows.
In July 2005, the FASB issued an exposure draft of a proposed interpretation of FASB Statement No. 109, “Accounting for Income Taxes” entitled “Accounting for Uncertain Tax Positions”. The proposed interpretation stipulates that the benefit from a tax position only should be recorded when it is probable that the tax position will be sustained upon audit by taxing authorities, based solely on the technical merits of the position. The Company is currently evaluating the impact of this proposed standard on its financial position, results of operations and cash flows.
Reclassifications — Certain amounts from prior years have been reclassified to conform to the current year’s presentation.
Note 2 — Acquisitions and Dispositions
On March 1, 2005, the Company purchased the shares of Kelly, Luttmer & Associates Limited (“KLA”) located in Calgary, Alberta, Canada, which included net assets of approximately $0.2 million. KLA specializes in organizational health, employee assistance, occupational health, and disability management services. The Company acquired these operations in an effort to broaden its operations in the healthcare sector. Total cash consideration paid was approximately $3.2 million based on foreign currency rates in effect at the date of the acquisition. Based on a third-party valuation, the purchase price resulted in a purchase price allocation to net assets of $0.2 million, to purchased intangible assets of $2.4 million (primarily customer relationships) and to goodwill of $0.6 million. The purchased intangible assets (other than goodwill) are amortized over a range of two to fifteen years.
The following table presents the purchased intangible assets at June 30, 2005 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Contractual agreements	$2,310	$130	$2,180

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2005 and 2004
(Unaudited)
Note 2 — Acquisitions and Dispositions — (continued)
Estimated future amortization expense for the five succeeding years is as follows (in thousands):

Year Ending December 31,	Amount
2005 (remaining six months)	$195
2006	$391
2007	$213
2008	$123
2009	$113
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
The components of other accumulated comprehensive income (loss) include foreign currency translation adjustments as follows (in thousands):

Accumulated
Other
Comprehensive
Income (Loss)
Balance at January 1, 2004	$(208)
Foreign currency translation adjustment	5,713
Less: foreign currency translation gain included in net income (no tax effect)	(634)

Balance at December 31, 2004	4,871
Foreign currency translation adjustment	(9,526)
Plus: foreign currency translation loss included in net income (no tax effect)	234

Balance at June 30, 2005	$(4,421)

Earnings associated with the Company’s investments in its international subsidiaries are considered to be permanently invested and no provision for United States federal and state income taxes on those earnings or translation adjustments has been provided.
Note 4 — Termination Costs Associated with Exit Activities
On January 19, 2005, the Company announced to its workforce that, as part of its continued efforts to optimize assets and improve operating performance, it would migrate the call volumes of the customer contact management services and related operations from its Bangalore, India facility, a component of the Company’s Americas segment, to other more strategically-aligned offshore facilities in the Asia Pacific region. Before the plan of migration, the Company’s Bangalore facility generated approximately $0.9 million in revenue in the first quarter of 2005. The Company substantially completed the plan of migration, including the redeployment of site infrastructure and the recruiting, training and ramping-up of agents associated with the migration of Bangalore call volumes to other offshore facilities, in the second quarter of 2005. In connection with this migration, the Company terminated 413

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2005 and 2004
(Unaudited)
Note 4 — Termination Costs Associated with Exit Activities — (continued)
employees and accrued over their remaining service period, an estimated liability for termination costs of $0.2 million based on the fair value as of the termination date, in accordance SFAS No. 146, “Accounting for Costs associated with Exit or Disposal Activities.” These termination costs are included in “Direct salaries and related costs” in the accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2005. Cash payments related to these termination costs totaled $0.1 and $0.2 million during the three and six months ending June 30, 2005, respectively.
In addition, the Company has redeployed or expects to redeploy property and equipment located in India totaling approximately $1.9 million to other more strategically-aligned offshore facilities in the Asia Pacific region. As a result, the Company recorded an asset impairment charge of $0.7 million for certain property and equipment in India as of December 31, 2004.
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
The following tables summarize the 2002 plan accrued liability for restructuring and other charges and related activity in 2005 and 2004 (in thousands):

	Balance at		Other	Balance at
	April 1,	Cash	Non-Cash	June 30,
Three Months ended June 30, 2005:	2005	Outlays	Changes (2)	2005(1)

Severance and related costs	$75	$—	$(41)	$34
Other restructuring costs	41	—	(15)	26

Total	$116	$—	$(56)	$60

	Balance at		Other	Balance at
	April 1,	Cash	Non-Cash	June 30,
Three Months ended June 30, 2004:	2004	Outlays	Changes (3)	2004

Severance and related costs	$106	$—	$—	$106
Lease termination costs	243	(99)	—	144
Other restructuring costs	425	—	9	434

Total	$774	$(99)	$9	$684

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2005 and 2004
(Unaudited)
Note 5 — Restructuring and Other Charges — (continued)
2002 Charges — (continued)

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	June 30,
Six Months ended June 30, 2005:	2005	Outlays	Changes (2)	2005(1)

Severance and related costs	$106	$—	$(72)	$34
Other restructuring costs	285	(17)	(242)	26

Total	$391	$(17)	$(314)	$60
	=

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	June 30,
Six Months ended June 30, 2004:	2004	Outlays	Changes (3)	2004

Severance and related costs	$106	$—	$—	$106
Lease termination costs	342	(198)	—	144
Other restructuring costs	545	(120)	9	434

Total	$993	$(318)	$9	$684
	=

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet, except $0.1 million of severance and related costs which is included in “Accrued employee compensation and benefits”.

(2)	During 2005, the Company reversed severance and related costs and certain other closing costs associated primarily with the closure of certain European customer contact management centers.

(3)	During 2004, the Company recorded additional severance and related costs associated with the closure of one of the European customer contact management centers.
2000 Charges
The Company recorded restructuring and other charges during the second and fourth quarters of 2000 approximating $30.5 million. The second quarter 2000 restructuring and other charges approximating $9.6 million resulted from the Company’s consolidation of several European and one U.S. fulfillment center and the closing or consolidation of six technical staffing offices. Included in the second quarter 2000 restructuring and other charges was a $3.5 million lease termination payment to the Company’s former chairman (and largest shareholder) related to the termination of a ten-year operating lease agreement for the use of his private jet. As a result of the second quarter 2000 restructuring, the Company reduced the number of employees by 157 during 2000 and satisfied the remaining lease obligations related to the closed facilities during 2001.
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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2005 and 2004
(Unaudited)
Note 5 — Restructuring and Other Charges — (continued)
2000 Charges — (continued)
The following tables summarize the 2000 plan accrued liability for restructuring and other charges and related activity in 2005 and 2004 (in thousands):

	Balance at		Other	Balance at
	April 1,	Cash	Non-Cash	June 30,
Three Months ended June 30, 2005:	2005	Outlays	Changes	2005

Severance and related costs	$—	$—	$—	$—

	Balance at		Other	Balance at
	April 1,	Cash	Non-Cash	June 30,
Three Months ended June 30, 2004:	2004	Outlays	Changes	2004

Severance and related costs	$477	$(134)	$—	$343

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	June 30,
Six Months Ended June 30, 2005:	2005	Outlays	Changes	2005

Severance and related costs	$87	$(87)	$—	$—

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	June 30,
Six Months ended June 30, 2004:	2004	Outlays	Changes	2004

Severance and related costs	$588	$(245)	$—	$343

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
The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including strategic acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at the Company’s option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 2.25%. In addition, a commitment fee of up to 0.50% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility are secured by a pledge of 65% of the stock of each of the Company’s active direct foreign subsidiaries. The Credit Facility prohibits the Company from incurring additional indebtedness, subject to certain specific exclusions. There were no outstanding balances with $50.0 million availability on the Credit Facility as of June 30, 2005. On May 25, 2005, the term of the Credit Facility was extended by one year to March 14, 2008.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2005 and 2004
(Unaudited)
Note 7 — Income Taxes
The Company’s effective tax rate was 32.4% and 30.0% for the six months ended June 30, 2005 and 2004, respectively. The Company’s effective tax rate differs from the statutory federal income tax rate of 35.0% primarily due to the effects of requisite valuation allowances, permanent differences, foreign withholding and other taxes, and foreign income tax rate differentials.
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
The Company is currently under examination in the U.S. by several states for sales and use taxes and franchise taxes for periods covering 1999 through 2003. The U.S. Internal Revenue Service has completed audits of the Company’s U.S. tax returns through July 31, 1999 and is currently auditing the tax year ended July 31, 2002. Certain German subsidiaries of the Company are under examination by the German tax authorities for periods covering 1997 through 2000. Additionally, certain Canadian subsidiaries are under examination by Canadian tax authorities for the periods covering 1993 through 2003 and a Hungarian subsidiary is being audited by the Hungarian tax authorities for 2002 and 2003. In the opinion of management, any liability that may arise from the prior periods as a result of these examinations is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company has an accrued contingent liability of $3.0 million at June 30, 2005, a net increase of $0.1 million from December 31, 2004.
Note 8 — Earnings Per Share
Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options and common stock units using the treasury stock method. Options to purchase 1.4 million shares and 1.8 million shares of common stock at various prices for the three and six month periods ended June 30, 2005, respectively, and 2.5 million shares of common stock for the three and six months ended June 30, 2004, respectively, were antidilutive and were excluded from the calculation of diluted earnings per share.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2005 and 2004
(Unaudited)
Note 8 — Earnings Per Share — (continued)
The numbers of shares used in the earnings per share computations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Basic:
Weighted average common shares outstanding	39,289	39,882	39,242	40,045
Diluted:
Dilutive effect of stock options and common stock units	156	116	151	149

Total weighted average diluted shares outstanding	39,445	39,998	39,393	40,194

On August 5, 2002, the Company’s Board of Directors authorized the purchase of up to three million shares of its outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the six months ended June 30, 2005, the Company made no purchases under the 2002 repurchase program.
Note 9 — Segment Reporting and Major Clients
The Company operates within two regions, the “Americas” and “EMEA” which represented 63.3% and 36.7%, respectively, of the Company’s consolidated revenues for the three months ended June 30, 2005 and 62.3% and 37.7%, respectively, of the Company’s consolidated revenues for the six months ended June 30, 2005. In the comparable 2004 periods, the Americas and EMEA regions represented 60.1% and 39.9%, respectively, of the Company’s consolidated revenues for the three months ended June 30, 2004 and 61.2% and 38.8%, respectively, of the Company’s consolidated revenues for the six months ended June 30, 2004. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The reportable segments consist of (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service) and technical staffing and (2) EMEA, which includes Europe, the Middle East and Africa, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service) and fulfillment services. The sites within Latin America, India and the Asia Pacific Rim are included in the Americas region given the nature of the business and client profile, which is primarily made up of U.S. based companies that are using the Company’s services in these locations to support their customer contact management needs.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2005 and 2004
(Unaudited)
Note 9 — Segment Reporting and Major Clients — (continued)
Information about the Company’s reportable segments for the three and six months ended June 30, 2005 compared to the corresponding prior year periods, is as follows (in thousands):

				Consolidated
	Americas	EMEA	Other (1)	Total

Three Months Ended June 30, 2005:
Revenues	$77,306	$44,888		$122,194
Depreciation and amortization	4,768	1,457		6,225

Income (loss) from operations before reversal of restructuring and other charges	$12,723	$1,625	$(7,922)	$6, 426
Reversal of restructuring and other charges			56	56

Income from operations				6,482
Other income			929	929
Provision for income taxes			(2,434)	(2,434)

Net income				$4,977

Three Months Ended June 30, 2004:
Revenues	$68,235	$45,215		$113,450
Depreciation and amortization	5,875	2,031		7,906

Income (loss) from operations	$4,739	$1,539	$(6,616)	$(338)
Other income			1,893	1,893
Provision for income taxes			(481)	(481)

Net income				$1,074

Six Months Ended June 30, 2005:
Revenues	$151,670	$91,896		$243,566
Depreciation and amortization	10,179	3,111		13,290

Income (loss) from operations before reversal of restructuring and other charges	$22,223	$3,635	$(15,310)	$10,548
Reversal of restructuring and other charges			314	314

Income from operations				10,862
Other income			883	883
Provision for income taxes			(3,803)	(3,803)

Net income				$7,942

Six Months Ended June 30, 2004:
Revenues	$143,496	$90,997		$234,493
Depreciation and amortization	11,544	4,263		15,807

Income (loss) from operations	$8,112	$2,693	$(12,024)	$(1,219)
Other income			3,102	3,102
Provision for income taxes			(565)	(565)

Net income				$1,318

(1)	Other items (including corporate costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three and six months ended June 30, 2005 and 2004. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2004. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2005 and 2004
(Unaudited)
Note 9 — Segment Reporting and Major Clients — (continued)
During the three and six months ended June 30, 2005 and June 30, 2004, the Company had no clients that exceeded ten percent of consolidated revenues.
Note 10 — Post-Retirement Defined Contribution Healthcare Plan
On January 1, 2005, the Company established a Post-Retirement Defined Contribution Healthcare Plan (the “Plan”) for eligible employees meeting certain service and age requirements. The Plan is fully funded by the participants and accordingly, the Company has not recognized expense relating to the Plan during the three months and six months ended June 30, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Sykes Enterprises, Incorporated
Tampa, Florida
We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of June 30, 2005, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004, of changes in shareholders’ equity for the six-month period ended June 30, 2004, December 31, 2004, and June 30, 2005, and of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 22, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Deloitte & Touche LLP
Certified Public Accountants
Tampa, Florida
August 9, 2005

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Results of Operations
The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues	$122,194	$113,450	$243,566	$234,493
Percentage of revenues	100.0%	100.0%	100.0%	100.0%

Direct salaries and related costs	$76,026	$73,867	$153,455	$157,256
Percentage of revenues	62.2%	65.1%	63.0%	67.1%

General and administrative expenses	$41,369	$41,315	$81,259	$82,591
Percentage of revenues	33.9%	36.4%	33.4%	35.2%

Net (gain) on disposal of property and equipment	$(1,627)	$(1,394)	$(1,696)	$(4,135)
Percentage of revenues	(1.3)%	(1.2)%	(0.7)%	(1.8)%

Reversal of restructuring and other charges	$(56)	$—	$(314)	$—
Percentage of revenues	0.0%	—%	(0.1)%	—%

Income (loss) from operations	$6,482	$(338)	$10,862	$(1,219)
Percentage of revenues	5.3%	(0.3)%	4.5%	(0.5)%
The following table summarizes our revenues, for the periods indicated, by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Americas	$77,306	$68,235	$151,670	$143,496
EMEA	44,888	45,215	91,896	90,997

Consolidated	$122,194	$113,450	$243,566	$234,493

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Revenues
For the three months ended June 30, 2005, we recognized consolidated revenues of $122.2 million, an increase of $8.7 million, or 7.7%, from $113.5 million of consolidated revenues for the comparable 2004 period.
On a geographic segmentation basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 63.3%, or $77.3 million, for the three months ended June 30, 2005, compared to 60.1%, or $68.2 million, for the comparable 2004 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 36.7%, or $44.9 million, for the three months ended June 30, 2005, compared to 39.9%, or $45.2 million, for the comparable 2004 period.
The increase in the Americas’ revenue of $9.1 million, or 13.3%, for the three months ended June 30, 2005, compared to the same period in 2004, reflects a broad-based growth in client call volumes within our offshore operations and Canada, including new client programs, a $1.1 million revenue contribution from the KLA acquisition on March 1, 2005 in Canada and a $1.5 million increase relating to a client contract pricing re-negotiation. Revenues were negatively impacted by the client-driven migration of call volumes from the United States to comparable or higher margin offshore operations, including Latin America and the Asia Pacific Rim, and

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
the resulting mix-shift in revenues from the United States to offshore (each offshore seat generates roughly half the revenue dollar equivalence of a U.S. seat). This decrease was partially offset by an increase in revenues from new and existing client programs in our offshore operations, which represented 30.5% of consolidated revenues on 10,000 seats for the three months ended June 30, 2005, compared to 27.6% on 9,700 seats for the comparable 2004 period. This trend of generating more of our revenues from offshore operations could continue in 2005. We anticipate that as our offshore operations grow and become a larger percentage of revenues, the total revenue and revenue growth rate may decline since each offshore seat generates less average revenue per seat than in the United States. While the average offshore revenue per seat is less, the operating margins generated offshore are generally comparable or higher than those in the United States. However, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce in offshore markets.
EMEA revenues decreased $0.3 million, or 0.7%, for the three months ended June 30, 2005, compared to the same period in 2004. Similar to recent quarters, EMEA revenues for the second quarter of 2005 experienced a $1.9 million benefit from the stronger Euro compared to the same period in 2004. Excluding this foreign currency benefit, EMEA revenues would have decreased $2.2 million compared with last year reflecting a decrease in call volumes and certain program expirations. The persistent economic sluggishness in our key European markets continues to present a challenging environment characterized by competitive pricing and offshore alternatives.
Direct Salaries and Related Costs
Direct salaries and related costs increased $2.1 million, or 2.9%, to $76.0 million for the three months ended June 30, 2005, from $73.9 million in the comparable 2004 period. As a percentage of revenues, direct salaries and related costs decreased to 62.2% for the three months ended June 30, 2005, from 65.1% for the comparable 2004 period. This decrease was primarily attributable to lower salary costs, as a percentage of revenues, due to an overall reduction in U.S. customer call volumes and lower labor costs in offshore operations. This decrease was partially offset by higher telephone costs related to transporting calls offshore and higher auto tow claims costs due to a higher membership base in our roadside assistance programs in Canada. Although the strengthening Euro positively impacted revenues, it negatively impacted direct salaries and related costs for the three months ended June 30, 2005 by approximately $1.3 million compared to the same period in 2004.
General and Administrative
General and administrative expenses increased $0.1 million to $41.4 million for the three months ended June 30, 2005 and 2004, from $41.3 million in the comparable 2004 period. As a percentage of revenues, general and administrative expenses decreased to 33.9% for the three months ended June 30, 2005 from 36.4% for the comparable 2004 period. This decrease was primarily attributable to lower depreciation and amortization expense, lease costs and equipment maintenance partially offset by higher legal and professional fees primarily related to settlement of a contract dispute, higher compliance costs related to the Sarbanes-Oxley Act and higher travel costs as compared to the same period of 2004. Although the strengthening Euro positively impacted revenues, it negatively impacted general and administrative expenses for the three months ended June 30, 2005 by approximately $0.6 million compared to the same period in 2004.
Net (Gain) Loss on Disposal of Property and Equipment
The net gain on disposal of property and equipment of $1.6 million for the three months ended June 30, 2005 is primarily a result of our $1.7 million net gain on the sale of our Greeley, Colorado facility partially offset by a $0.1 million loss on the disposal of plant and equipment. This compares to a $1.4 million net gain on disposal of property and equipment for the comparable 2004 period, which included a $1.5 million net gain on the sale of our Eveleth, Minnesota facility offset by a $0.1 million loss on disposal of property and equipment.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Reversal of Restructuring and Other Charges
The $0.1 million reversal of restructuring and other charges for the three months ended June 30, 2005 primarily relates to the reversal of severance and other costs related to one of our European customer contact centers. There was no reversal of restructuring and other charges for the three months ended June 30, 2004.
Other Income (Expense)
Other income, net of other expense, was approximately $0.9 million for the three months ended June 30, 2005, compared to $1.9 million for the comparable 2004 period. The decrease of $1.0 million was primarily related to $0.8 million of interest received on a foreign tax refund in the three months ended June 30, 2004 and a $0.2 million decrease in foreign currency translation gains net of losses. Other income excludes the effects of cumulative translation effects included in Accumulated Other Comprehensive Loss in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.
Provision for Income Taxes
The provision for income taxes of $2.4 million for the three months ended June 30, 2005 was based upon pre-tax book income of $7.4 million, compared to the provision for income taxes of $0.5 million for the comparable 2004 period based upon pre-tax book income of $1.6 million. The effective tax rate was 32.8% for the three months ended June 30, 2005 and 30.9% for the comparable 2004 period. This increase in the effective tax rate resulted from a shift in our mix of earnings and the related effects of permanent differences, valuation allowances and foreign income tax rate differentials.
Net Income
As a result of the foregoing, we reported income from operations for the three months ended June 30, 2005 of $6.5 million, an increase of $6.8 million from the comparable 2004 period. This increase was principally attributable to an $8.7 million increase in revenues and a $0.2 million increase in net (gain) loss on disposal of property and equipment, a $0.1 million increase in the reversal of restructuring and other charges offset by a $2.1 million increase in direct salaries and related costs and a $0.1 million increase in general and administrative expenses, as previously discussed. The $6.8 million increase in income from operations was offset by a $1.0 million decrease in other income and a $1.9 million higher tax provision, resulting in net income of $5.0 million for the three months ended June 30, 2005, an increase of $3.9 million, compared to the same period in 2004.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Revenues
For the six months ended June 30, 2005, we recognized consolidated revenues of $243.6 million, an increase of $9.1 million, or 3.9%, from $234.5 million of consolidated revenues for the comparable 2004 period.
On a geographic segmentation basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 62.3%, or $151.7 million, for the six months ended June 30, 2005, compared to 61.2%, or $143.5 million, for the comparable 2004 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 37.7%, or $91.9 million, for the six months ended June 30, 2005, compared to 38.8%, or $90.9 million, for the comparable 2004 period.
The increase in the Americas’ revenue of $8.2 million, or 5.7%, for the six months ended June 30, 2005, compared to the same period in 2004, reflects a broad-based growth in client call volumes within our offshore operations and Canada, including new client programs, a $1.5 million revenue contribution from the KLA acquisition on March 1, 2005 in Canada and a $1.5 million increase relating to a client contract pricing re-negotiation. Revenues were negatively impacted by the client-driven migration of call volumes from the United States to comparable or higher margin offshore operations, including Latin America and the Asia Pacific Rim, and the resulting mix-shift in revenues from the United States to offshore (each offshore seat generates roughly half the revenue dollar equivalence of a U.S. seat). This decrease was partially offset by an increase in revenues from our offshore

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
operations, which represented 30.3% of consolidated revenues for the six months ended June 30, 2005, compared to 25.5% for the comparable 2004 period. This trend of generating more of our revenues from new and existing client programs in offshore operations could continue in 2005. We anticipate that as our offshore operations grow and become a larger percentage of revenues, the total revenue and revenue growth rate may decline since each offshore seat generates less average revenue per seat than in the United States. While the average offshore revenue per seat is less, the operating margins generated offshore are generally comparable or higher than those in the United States. However, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce in offshore markets.
EMEA revenues increased $0.9 million, or 0.9%, for the six months ended June 30, 2005, compared to the same period in 2004. Similar to recent quarters, EMEA revenues for 2005 experienced a $4.1 million benefit from the stronger Euro compared to the same period in 2004. Excluding this foreign currency benefit, EMEA revenues would have decreased $3.2 million compared with last year reflecting a decrease in call volumes and certain program expirations. The persistent economic sluggishness in our key European markets continues to present a challenging environment characterized by competitive pricing and offshore alternatives.
Direct Salaries and Related Costs
Direct salaries and related costs decreased $3.8 million, or 2.4%, to $153.5 million for the six months ended June 30, 2005, from $157.3 million in the comparable 2004 period. As a percentage of revenues, direct salaries and related costs decreased to 63.0% for the six months ended June 30, 2005, from 67.1% for the comparable 2004 period. This decrease was primarily attributable to lower salary costs, as a percentage of revenues, due to an overall reduction in U.S. customer call volumes and lower labor costs in offshore operations. This decrease was partially offset by higher telephone costs related to transporting calls offshore and higher auto tow claims costs due to a higher membership base in our roadside assistance programs in Canada. Although the strengthening Euro positively impacted revenues, it negatively impacted direct salaries and related costs for the six months ended June 30, 2005 by approximately $2.8 million compared to the same period in 2004.
General and Administrative
General and administrative expenses decreased $1.3 million, or 1.6%, to $81.3 million for the six months ended June 30, 2005, from $82.6 million in the comparable 2004 period. As a percentage of revenues, general and administrative expenses decreased to 33.4% for the six months ended June 30, 2005, from 35.2% for the comparable 2004 period. This decrease was primarily attributable to lower depreciation and amortization expense, lease costs and equipment maintenance partially offset by higher legal and professional fees primarily related to settlement of a contract dispute, higher compliance costs related to the Sarbanes-Oxley Act and higher travel costs as compared to the same period of 2004. Although the strengthening Euro positively impacted revenues, it negatively impacted general and administrative expenses for the six months ended June 30, 2005 by approximately $1.2 million compared to the same period in 2004.
Net (Gain) Loss on Disposal of Property and Equipment
The net gain on disposal of property and equipment of $1.7 million for the six months ended June 30, 2005 represents a $1.7 million net gain on the sale of our Greeley, Colorado facility. This compares to a $4.1 million net gain on disposal of property and equipment, which includes a $2.7 million net gain on the sale of our Klamath Falls, Oregon facility, a $0.1 million net gain on the sale of a parcel of land at our Pikeville, Kentucky facility and a $1.5 million net gain on the sale of our Eveleth, Minnesota facility offset by a $0.2 million loss on disposal of property and equipment for the comparable 2004 period.
Reversal of Restructuring and Other Charges
The $0.3 million reversal of restructuring and other charges for the six months ended June 30, 2005 relates to the reversal of severance and other costs associated primarily with the closure of certain European customer contacts centers. There was no reversal of restructuring and other charges for the six months ended June 30, 2004.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Other Income (Expense)
Other income was $0.9 million for the six months ended June 30, 2005, compared to $3.1 million for the comparable 2004 period. The decrease of $2.2 million was primarily attributable to $0.8 million of interest received on a foreign tax refund in the six months ended June 30, 2004 and a $1.4 million decrease in foreign currency transaction gains, net of losses including a $0.3 million decrease in foreign exchange gain related to the liquidation of two foreign entities. Other income excludes the effects of cumulative translation effects included in Accumulated Other Comprehensive Loss in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.
Provision for Income Taxes
The provision for income taxes of $3.8 million for the six months ended June 30, 2005 was based upon pre-tax book income of $11.7 million, compared to the provision for income taxes of $0.5 million for the comparable 2004 period based upon pre-tax book income of $1.9 million. The effective tax rate was 32.4% for the six months ended June 30, 2005 and 30.0% for the comparable 2004 period. This increase in the effective tax rate resulted from a shift in our mix of earnings and the related effects of permanent differences, valuation allowances and foreign income tax rate differentials.
Net Income
As a result of the foregoing, we reported income from operations for the six months ended June 30, 2005 of $10.8 million, an increase of $12.1 million from the comparable 2004 period. This increase in the income from operations was principally attributable to a $9.1 million increase in revenues, a $3.8 million decrease in direct salaries and related costs, a $1.3 million decrease in general and administrative costs and a $0.3 million increase in the reversal of restructuring and other charges offset by a $2.4 million decrease in net gain on disposal of property and equipment, as previously discussed. The $12.1 million increase in income from operations was offset by a $2.2 million decrease in other income and a $3.3 million higher tax provision, resulting in net income of $7.9 million for the six months ended June 30, 2005, an increase of $6.6 million, compared to the same period in 2004.
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
On August 5, 2002, the Board of Directors authorized the purchase of up to three million shares of our outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the six months ended June 30, 2005, we did not repurchase common shares under the 2002 repurchase program.
During the six months ended June 30, 2005, we generated $26.2 million in cash from operating activities and received $0.3 million in cash from issuance of stock and $2.5 million in cash from the sale of facilities, property and equipment. Further, we used $5.7 million in funds for capital expenditures and $3.2 million to purchase the stock of Kelly, Luttmer & Associates Limited resulting in a $15.3 million increase in available cash (including the effects of international currency exchange rates on cash of $4.8 million).
Net cash flows provided by operating activities for the six months ended June 30, 2005 were $26.2 million, compared to net cash flows used by operating activities of $1.5 million for the comparable 2004 period. The $27.7 million increase in net cash flows from operating activities was due to an increase in net income of $6.6 million, a $22.4 million net change in assets and liabilities, offset by a net increase in non-cash reconciling items of $1.3 million such as deferred income taxes, net gain on disposal of property and equipment, and foreign exchange gain.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
This $22.4 million net change was principally a result of a $15.3 million decrease in receivables, a $12.8 million increase in other liabilities offset by a $1.4 million increase in other assets, a $2.2 million decrease in deferred revenue and a $2.2 million decrease in income taxes payable.
Capital expenditures, which are generally funded by cash generated from operating activities and borrowings available under our credit facilities, were $5.7 million for the six months ended June 30, 2005, compared to $16.9 million for the comparable 2004 period, a decrease of $11.2 million, which was driven primarily by offshore expansion in the prior period. During the six months ended June 30, 2005, approximately 46% of the capital expenditures were the result of investing in new and existing customer contact management centers, primarily offshore, and 54% was expended primarily for maintenance and systems infrastructure. We anticipate capital expenditures in the range of $12.0 million to $15.0 million for the full year 2005.
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
The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including strategic acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at our option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 2.25%. In addition, a commitment fee of up to 0.50% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2008, are secured by a pledge of 65% of the stock of each of our active direct foreign subsidiaries. The Credit Facility prohibits us from incurring additional indebtedness, subject to certain specific exclusions. There were no outstanding balances with $50.0 million availability on the Credit Facility as of June 30, 2005. At June 30, 2005, we were in compliance with all loan requirements of the Credit Facility.
At June 30, 2005, we had $109.1 million in cash, of which approximately $91.4 million was held in international operations and may be subject to additional taxes if repatriated to the United States. On October 22, 2004 the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the United States. Based on our analysis to date, however, it is reasonably possible that we may repatriate some amount up to $50.0 million. The related range of income tax effects of such repatriation cannot reasonably be estimated. We expect to be in a position to finalize our assessment by December 31, 2005.
We believe that our current cash levels, accessible funds under our credit facilities and cash flows from future operations will be adequate to meet anticipated working capital needs, future debt repayment requirements (if any), continued expansion objectives, anticipated levels of capital expenditures for the foreseeable future and stock repurchases.
Off-Balance Sheet Arrangements and Other
At June 30, 2005, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
We believe the following accounting policies are the most critical since these policies require significant judgment or involve complex estimations that are important to the portrayal of our financial condition and operating results:
•	We recognize revenue pursuant to applicable accounting standards, including SEC Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” SAB 104, “Revenue Recognition” and the Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.” SAB 101, as amended, and SAB 104 summarize certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provide guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. EITF No. 00-21 provides further guidance on how to account for multiple element contracts.

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

•	We recognize revenue associated with the grants of land and the cash grants for the acquisition of property, buildings and equipment for customer contact management centers over the corresponding useful lives of the related assets. Should the useful lives of these assets change for reasons such as the sale or disposal of the property, the amount of revenue recognized would be adjusted accordingly. Deferred grants totaled $19.2 million as of June 30, 2005. Of the $19.2 million, $2.2 million is classified as current and the remaining $17.0 million is classified as non-current. Income from operations includes amortization of the deferred grants of $0.5 million and $1.0 million for the three and six months ended June 30, 2005, respectively, and $0.5 million and $1.4 million for the three and six months ended June 30, 2004, respectively.

•	We maintain allowances for doubtful accounts of $3.8 million as of June 30, 2005, or 4.6% of trade receivables, for estimated losses arising from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required which would reduce income from operations.

•	We maintain a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized. Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, our estimate of future taxable income and any applicable tax-planning strategies. At December 31, 2004, management determined that a valuation allowance of approximately $30.4 million was necessary to reduce U.S. deferred tax assets by $10.4 million and foreign deferred tax assets by $20.0 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $16.1 million at December 31, 2004 is dependent upon future profitability within each tax jurisdiction. As of June 30, 2005, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax asset will be realized.

•	We hold a minority interest in SHPS, Incorporated as a result of the sale of a 93.5% ownership interest in June 2000. We account for the remaining ownership interest at cost, which was $2.1 million as of June 30, 2005. We will record an impairment charge or loss if we believe the investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

•	We review long-lived assets, which had a carrying value of $88.6 million as of June 30, 2005, including goodwill and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge or loss to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

•	Self-insurance related liabilities of $1.7 million as of June 30, 2005 include estimates for, among other things, projected settlements for known and anticipated claims for worker’s compensation and employee health insurance. Key variables in determining such estimates include past claims history, number of covered employees and projected future claims. We periodically evaluate and, if necessary, adjust the estimates based on

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
information currently available. Revisions to these estimates, which could result in adjustments to the liability and additional charges, would be recorded in the period when such adjustments or charges are known.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, "Share-Based Payment” (“SFAS No. 123R”), which requires, among other things, that all share-based payments to employees, including grants of stock options, be measured at their grant-date fair value and expensed in the consolidated financial statements. The accounting provisions of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005; therefore, we are required to adopt SFAS No. 123R as of January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See “Stock-Based Compensation” in Note 1 to the accompanying Condensed Consolidated Financial Statements for the pro forma net income  and net income per share amounts for the three and six months ended June 30, 2005 and 2004, as if the fair-value-based method had been used, similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock awards. We have not yet determined whether the adoption of SFAS No. 123R will result in amounts that are materially different from those currently provided under the pro forma disclosures under SFAS No. 123 in Note 1 to the accompanying Condensed Consolidated Financial Statements. The adoption of SFAS No. 123R is not expected to have a material effect on our financial condition, results of operations, or cash flows.
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
In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-1 provides guidance on other-than-temporary impairment evaluations for securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step test to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB delayed the effective date of the recognition and measurement provisions of EITF No. 03-1. However, the disclosure provisions were effective for fiscal years ending after June 15, 2004. The adoption of the recognition and measurement provisions of EITF No. 03-1 is not expected to have a material impact on our financial condition, results of operations or cash flows.
In December 2004, the FASB issued FASB Staff Position No. SFAS 109-1 (“SFAS No. 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The Act introduces a special 9% tax deduction on qualified production activities. SFAS No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. The adoption of these new tax provisions is not expected to have a material impact on our financial condition, results of operations or cash flows.
In December 2004, the FASB issued FASB Staff Position No. SFAS 109-2 (“SFAS No. 109-2”), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The Act introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. SFAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although SFAS No. 109-2 was effective immediately, we do not expect to be able to complete the evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. The range of possible amounts that we are considering for repatriation under this provision is between zero and $50.0 million. The related range of income tax effects of such repatriation cannot reasonably be estimated. We expect to complete an evaluation of the effects of the repatriation provision by the end of 2005.
In March 2005, the FASB issued Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Asset Retirement Obligations,” that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN No. 47 clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact of this standard on our financial position, results of operations and cash flows.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which requires retrospective application to prior periods’ financial statements for changes in accounting principle and redefines the term “restatement” as the revising of previously issued financial statements to reflect the correction of an error. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement to have a material effect on our financial position, results of operations or cash flows.
In July 2005, the FASB issued an exposure draft of a proposed interpretation of FASB Statement No. 109, “Accounting for Income Taxes” entitled “Accounting for Uncertain Tax Positions”. The proposed interpretation stipulates that the benefit from a tax position only should be recorded when it is probable that the tax position will be sustained upon audit by taxing authorities, based solely on the technical merits of the position. We are currently evaluating the impact of this proposed standard on our financial position, results of operations and cash flows.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2005
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency and Interest Rate Risk
Our earnings and cash flows are subject to fluctuations due to changes in non-U.S. currency exchange rates. We are exposed to non-U.S. exchange rate fluctuations as the financial results of non-U.S. subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact overall expected profitability. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in accumulated other comprehensive loss in shareholders’ equity. Movements in non-U.S. currency exchange rates may affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. Periodically, we use foreign currency contracts to hedge intercompany receivables and payables, and transactions initiated in the United States that are denominated in foreign currency for periods ranging from one to three months. Foreign currency contracts are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized in the current period, as we do not designate our foreign currency contracts as accounting hedges.
Realized and unrealized gains or losses related to foreign exchange forward contracts for the three and six months ended June 30, 2005 were immaterial.
Our exposure to interest rate risk results from variable debt outstanding from time to time under our revolving credit facility. Based on our level of variable rate debt outstanding during the six months ended June 30, 2005, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would not have had a material impact on our annual interest expense .
At June 30, 2005, we had no debt outstanding at variable interest rates. We have not historically used derivative instruments to manage exposure to changes in interest rates.
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
Item 4 — Controls and Procedures
As of June 30, 2005, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. We concluded that our disclosure controls and procedures were generally effective as of June 30, 2005, such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2005
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Below is a summary of stock repurchases for the quarter ended June 30, 2005 (in thousands, except average price per share). See Note 8, Earnings Per Share, to the Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

				Maximum
			Total Number of	Number Of
			Shares Purchased	Shares That May
		Average	as Part of	Yet Be
	Total Number	Price	Publicly	Purchased
	of Shares	Paid Per	Announced Plans	Under Plans or
Period	Purchased (1)	Share	or Programs	Programs
April 1, 2005 — April 30, 2005	—	—	1,644	1,356
May 1, 2005 — May 31, 2005	—	—	1,644	1,356
June 1, 2005 — June 30, 2005	—	—	1,644	1,356

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3 million with no expiration date.
Item 4 — Submission of Matters to a Vote of Security Holders
a.	The Annual Meeting of Shareholders was held on May 24, 2005

b.	The following members of the Board of Directors were elected to Class I and to serve until the 2008 Annual Meeting and until their successors are elected and qualified:

	For	Withhold
H. Park Helms	32,063,192	4,338,630
James S. MacLeod	33,845,962	2,555,860
Linda McClintock-Greco, M.D.	33,342,407	3,059,415
James K. Murray, Jr.	33,853,022	2,548,800
The following member of the Board of Directors was elected to Class III and to serve until the 2006 Annual Meeting and until his successor is elected and qualified:

	For	Withhold
Charles E. Sykes	33,846,462	2,555,360

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2005
    The following are the members of the Board of Directors whose term of office as a director continued after the meeting:

Paul L. Whiting	Iain A. Macdonald
Mark C. Bozek	Furman P. Bodenheimer, Jr.
Lt. Gen Michael DeLong (Retired)	William J. Meurer
c.	The following additional matters were voted upon at the Annual Meeting of Shareholders:
    The proposal to approve the 2004 Non-Employee Director Fee Plan was approved as follows:

For	Against	Abstain	Broker Non-Votes
21,060,276	5,079,037	94,804	10,167,705

The proposal to approve the acceleration of vesting of stock options held by certain non-employee directors was approved as follows:

For	Against	Abstain
24,836,967	11,229,692	335,163
Item 6 — Exhibits
Exhibits
The following documents are filed as an exhibit to this Report:

15	Letter regarding unaudited interim financial information.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2005
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: August 9, 2005	By: /s/ W. Michael Kipphut W. Michael Kipphut
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2005
EXHIBIT INDEX

Exhibit
Number
15	Letter regarding unaudited interim financial information.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.