Form 10-Q
period 2005-09-30
SYKES ENTERPRISES INC
filed 2005-11-23
CIK 1010612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of October 21, 2005, there were 39,336,511 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries
INDEX

Page
No.
Explanatory Statement	3
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets September 30, 2005 and December 31, 2004 (Unaudited)	4
Condensed Consolidated Statements of Operations Three and nine months ended September 30, 2005 and 2004 (Unaudited)	5
Condensed Consolidated Statements of Changes in Shareholders’ Equity Nine months ended September 30, 2004, three months ended December 31, 2004 and nine months ended September 30, 2005 (Unaudited)	6
Condensed Consolidated Statements of Cash Flows Nine months ended September 30, 2005 and 2004 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	35
Item 4. Controls and Procedures	35
Part II. Other Information
Item 1. Legal Proceedings	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 6. Exhibits	37
Signature	38
Ex-31.1 Section 302 Certification
Ex-31.2 Section 302 Certification
Ex-32.1 Section 906 Certification
Ex-32.2 Section 906 Certification

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2005
EXPLANATORY STATEMENT
On November 11, 2005, Sykes Enterprises, Incorporated (the “Company”) determined that certain deferred revenues should be classified as current liabilities rather than long-term liabilities in the Company’s Consolidated Balance Sheets as of December 31, 2003 and thereafter. The deferred revenues relate to various contracts in the Company’s Canadian roadside assistance program for which the Company is prepaid for roadside assistance services that are generally carried out over a twelve-month or longer period. Accordingly, the Company has determined to restate its Consolidated Financial Statements for the year ended December 31, 2003 and thereafter. As previously disclosed in the Current Report on Form 8-K dated November 11, 2005, management, supported by the Audit Committee of the Board of Directors, concluded that investors should no longer rely on the Company’s previously issued consolidated financial statements for the years ended December 31, 2003 and December 31, 2004, or the quarters ended March 31, 2005 and June 30, 2005, nor the related management’s report on internal control over financial reporting or any of the respective independent registered public accountants’ reports thereon.
This Quarterly report on Form 10-Q reflects the restated Consolidated Balance Sheet as of December 31, 2004. The Company reclassified $19.0 million of deferred revenue from long-term liabilities to current liabilities. Additionally, the Company reclassified $2.1 million of the related deferred income taxes from long-term assets to current assets. A summary of the effects of the restatement as of December 31, 2004 is presented below (in thousands). See Note 2 to the condensed consolidated financial statements for further details.

	As Previously		As Presented
	Reported	Reclassifications	Now

Cash and cash equivalents	$93,868		$93,868
Receivables, net	90,661		90,661
Prepaid expenses and other current assets	9,126	$2,093	11,219
Assets held for sale	9,742		9,742

Total current assets	203,397	2,093	205,490

Property and equipment, net	82,891		82,891
Goodwill, net	5,224		5,224
Deferred charges and other assets	21,014	(2,093)	18,921

	$312,526	$—	$312,526

Accounts payable	$13,693		$13,693
Accrued employee compensation and benefits	30,316		30,316
Deferred grants related to Assets held for sale	6,740		6,740
Income taxes payable	2,965		2,965
Deferred revenue	—	$22,952	22,952
Other accrued expenses and current liabilities	13,284	(3,898)	9,386

Total current liabilities	66,998	19,054	86,052
Deferred grants	13,921		13,921
Deferred revenue	19,054	(19,054)	—
Other long-term liabilities	2,518		2,518

Total liabilities	102,491	—	102,491
Total shareholders’ equity	210,035	—	210,035

	$312,526	$—	$312,526

The Company plans to amend its Annual Report on Form 10-K for the years ended December 31, 2004 and 2003 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 as soon as practicable.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except per share data)

	September 30,	December 31,
	2005	2004
		(Restated)
		(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$117,803	$93,868
Receivables, net	86,331	90,661
Prepaid expenses and other current assets	11,881	11,219
Assets held for sale	19	9,742

Total current assets	216,034	205,490

Property and equipment, net	75,360	82,891
Goodwill and intangibles, net	8,111	5,224
Deferred charges and other assets	21,851	18,921

	$321,356	$312,526

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,662	$13,693
Accrued employee compensation and benefits	29,700	30,316
Deferred grants related to assets held for sale	13	6,740
Income taxes payable	1,892	2,965
Deferred revenue	25,817	22,952
Other accrued expenses and current liabilities	10,568	9,386

Total current liabilities	83,652	86,052

Deferred grants	18,511	13,921
Deferred revenue	142	—
Other long-term liabilities	2,130	2,518

Total liabilities	104,435	102,491

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 43,961 and 43,832 shares issued	439	438
Additional paid-in capital	165,257	163,885
Retained earnings	107,139	92,327
Accumulated other comprehensive income (loss)	(3,980)	4,871

	268,855	261,521
Deferred stock compensation	(448)	—
Treasury stock at cost; 4,644 shares and 4,644 shares	(51,486)	(51,486)

Total shareholders’ equity	216,921	210,035

	$321,356	$312,526

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share data)	2005	2004	2005	2004
Revenues	$122,596	$111,507	$366,162	$346,000

Operating expenses:
Direct salaries and related costs	75,247	70,578	228,702	227,834
General and administrative	40,387	41,338	121,646	123,929
Net (gain) on disposal of property and equipment	(47)	(2,874)	(1,743)	(7,009)
Impairment of long-lived assets	605	—	605	—
Reversal of restructuring and other charges	—	—	(314)	—

Total operating expenses	116,192	109,042	348,896	344,754

Income from operations	6,404	2,465	17,266	1,246

Other income (expense):
Interest, net	606	117	1,093	1,376
Other	672	(112)	1,068	1,731

Total other income (expense)	1,278	5	2,161	3,107

Income before provision for income taxes	7,682	2,470	19,427	4,353
Provision for income taxes	812	1,398	4,615	1,963

Net income	$6,870	$1,072	$14,812	$2,390

Net income per share:
Basic	$0.17	$0.03	$0.38	$0.06

Diluted	$0.17	$0.03	$0.38	$0.06

Weighted average shares:
Basic	39,291	39,189	39,242	39,746

Diluted	39,566	39,259	39,425	39,870

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Nine Months Ended September 30, 2004, Three Months Ended December 31, 2004 and
Nine Months Ended September 30, 2005
(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Deferred
	Shares		Paid-in	Retained	Comprehensive	Stock	Treasury
	Issued	Amount	Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Balance at January 1, 2004	43,771	$438	$163,511	$81,513	$(208)	$—	$(44,422)	$200,832

Issuance of common stock	51	—	297	—	—	—	—	297
Purchase of treasury stock	—	—	—	—	—	—	(7,064)	(7,064)
Comprehensive income (loss)	—	—	—	2,390	(2,683)	—	—	(293)

Balance at September 30, 2004	43,822	438	163,808	83,903	(2,891)	—	(51,486)	193,772

Issuance of common stock	10	—	45	—	—	—	—	45
Tax benefit of exercise of stock options	—	—	32	—	—	—	—	32
Comprehensive income	—	—	—	8,424	7,762	—	—	16,186

Balance at December 31, 2004	43,832	438	163,885	92,327	4,871	—	(51,486)	210,035

Issuance of common stock	129	1	518	—	—	—	—	519
Deferred stock compensation for the issuance of restricted common stock units	—	—	854	—	—	(854)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	406	—	406
Comprehensive income (loss)	—	—	—	14,812	(8,851)	—	—	5,961

Balance at September 30, 2005	43,961	$439	$165,257	$107,139	$(3,980)	$(448)	$(51,486)	$216,921

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2005 and 2004
(Unaudited)

(in thousands)	2005	2004
Cash flows from operating activities:
Net income	$14,812	$2,390
Depreciation and amortization	19,927	23,194
Deferred income tax benefit	(1,013)	—
Stock compensation expense	406	—
Net (gain) on disposal of property and equipment	(1,743)	(7,009)
Termination costs associated with exit activities	186	1,684
Foreign exchange (gain) on liquidation of foreign entities	(369)	(680)
Reversal of restructuring and other charges	(314)	—
Impairment of long-lived assets	605	—
Bad debt expense (recoveries)	(141)	(206)
Changes in assets and liabilities:
Receivables	1,225	(4,284)
Prepaid expenses and other current assets	(117)	128
Deferred charges and other assets	(3,076)	(150)
Accounts payable	2,944	(5,352)
Income taxes receivable/payable	(846)	174
Accrued employee compensation and benefits	645	1,224
Other accrued expenses and current liabilities	1,830	385
Deferred revenue	2,726	(940)
Other long-term liabilities	1	(348)

Net cash provided by operating activities	37,688	10,210

Cash flows from investing activities:
Capital expenditures	(8,666)	(21,500)
Cash paid for acquisition of Kelly, Luttmer & Assoc. Ltd, net of cash acquired	(3,246)	—
Proceeds from sale of facilities	2,400	9,695
Proceeds from sale of property and equipment	120	87
Other	(350)	—

Net cash used for investing activities	(9,742)	(11,718)

Cash flows from financing activities:
Payments of long-term debt	(77)	(64)
Proceeds from issuance of stock	519	297
Purchase of treasury stock	—	(7,064)

Net cash provided (used) for financing activities	442	(6,831)

Effects of exchange rates on cash	(4,453)	(1,309)

Net increase (decrease) in cash and cash equivalents	23,935	(9,648)
Cash and cash equivalents – beginning	93,868	92,085

Cash and cash equivalents – ending	$117,803	$82,437

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$408	$215
Income taxes	$6,308	$7,522
See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2005 and 2004
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
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In addition, certain reclassifications have been made for consistent presentation. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 to be filed with the Securities and Exchange Commission (“SEC”) as soon as practicable.
Stock-Based Compensation — The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under SFAS No. 123, companies have the option to measure compensation costs for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, compensation expense is generally not recognized when the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. Since employee stock options are granted on this basis and the Company has chosen to use the intrinsic value method, no compensation expense is recognized for stock option grants.
During the year ended December 31, 2004, under the 2004 Non-employee Director Fee Plan (the “Plan”), an aggregate of 55,614 Common Stock Units (“CSUs”) were awarded to the non-employee directors totaling $0.3 million with a weighted average fair market value of $5.94. Since the Plan was subject to shareholder approval, the CSUs were not considered to be granted in accordance with FASB Interpretation No. 44, “Accounting for Certain transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25” and therefore no compensation cost was recognized until the shareholders approved the Plan at the 2005 Annual Shareholders’ Meeting on May 24, 2005, the grant date. At that time, the Company recorded unearned compensation at the then current market price totaling $0.5 million with a weighted average fair market value of $8.25 per CSU, to be recognized over the two and three year vesting periods in accordance with APB No. 25.
During the three months ended June 30, 2005, under the Plan an aggregate of 47,832 CSUs were awarded to the non-employee directors totaling $0.4 million with a weighted average fair market value of $8.27 per CSU. Accordingly, the Company recorded unearned compensation at the then current market price totaling $0.4 million to be recognized over the two and three year vesting periods in accordance with APB No. 25. During the three and nine months ended September 30, 2005, the Company recognized compensation cost for CSUs issued in 2004 and 2005 of $0.1 million and $0.4 million, respectively.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2005 and 2004
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
If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Income:
Net income as reported	$6,870	$1,072	$14,812	$2,390
Add: Stock-based compensation included in reported net income, net of tax	93	—	406	—

Add (Deduct):
Stock-based compensation under the fair value method, net of tax	(109)	—	(913)	(310)
Reversal of stock-based compensation due to forfeitures under the fair value method, net of tax	—	187	—	—

Pro forma net income	$6,854	$1,259	$14,305	$2,080

Net Income Per Share:
Basic, as reported	$0.17	$0.03	$0.38	$0.06
Basic, pro forma	$0.17	$0.03	$0.36	$0.05

Diluted, as reported	$0.17	$0.03	$0.38	$0.06
Diluted, pro forma	$0.17	$0.03	$0.36	$0.05
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
Nine months ended September 30, 2005 and 2004
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

Additionally, on May 24, 2005, the shareholders approved accelerating the vesting of the out-of-the-money, unvested stock options held by the non-employee directors at the Annual Meeting. Options held by non-employee directors were considered out-of-the-money if the stated option exercise price was greater than the closing price, $8.39, of the Company’s common stock on May 24, 2005. As a result, the Company accelerated the vesting of 8,332 unvested stock options held by Paul L. Whiting at an exercise price of $8.732 on May 24, 2005. There was no additional compensation expense recognized in 2005, or in the amounts in the pro forma stock-based compensation table presented within this note, as a result of accelerating the vesting of the stock options on February 1, 2005 and May 24, 2005.
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
Property and Equipment — The carrying value of property and equipment, including leased assets, to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. The Company has closed several customer contact management centers and expects it may close additional centers in the future if customer call volumes decrease in the United States and Europe. As of September 30, 2005, the Company determined that its property and equipment, including closed customer contact management centers, were not impaired. As of September 30, 2005, the Company had assets with a carrying value of less than $0.1 million included in “Assets held for sale” in the accompanying Condensed Consolidated Balance Sheet. The carrying value of these assets is

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2005 and 2004
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Property and Equipment (continued)
offset by the related deferred grants of less than $0.1 million as of September 30, 2005 and included in “Deferred grants related to assets held for sale” in the accompanying Condensed Consolidated Balance Sheet. Upon reclassification of “Property and equipment, net” to “Assets held for sale”, the Company discontinues depreciating these assets and amortizing the related deferred grants. Property and equipment is classified as held for sale in the period in which management commits to a plan to sell the asset, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, it is probable that the asset will be sold in a reasonable period of time, and it is unlikely that significant changes to the plan to sell the asset will be made or that the plan will be withdrawn.
In 2005, in connection with the plan of migration of the call volumes of the customer contact management services and related operations from the Company’s Bangalore, India facility, a component of the Americas segment, to other more strategically-aligned facilities as discussed in Note 4, the Company redeployed property and equipment located in India totaling approximately $1.8 million and recorded an asset impairment charge of $0.7 million for certain property and equipment in India as of December 31, 2004. Upon completion of the redeployment of the property and equipment from the India facility, the Company recorded an additional asset impairment charge of $0.1 million in September 2005.
In September 2005, the Company withdrew its plans to sell the Perry, Kentucky facility due to increased demand for customer care management services from new and existing clients in the United States, particularly in the communications market. As a result, the net carrying value of $4.5 million of land, building and equipment related to this site was reclassified from “Assets held for sale” to “Property and Equipment” as of September 30, 2005. The net carrying value of $4.5 million was offset by a related deferred grant in the amount of $1.9 million as of September 30, 2005. The Company also recaptured the related depreciation, net of grant amortization of $0.7 million in September 2005. In connection with the decision to reopen the Perry, Kentucky facility, certain assets held for sale at this facility, which were not redeployed to other locations, were deemed impaired, written down to fair value and subsequently sold resulting in an impairment charge of $0.5 million in September 2005.
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
The Company has also leased properties to unrelated third parties in Manhattan, Kansas and Pikeville, Kentucky. The Manhattan, Kansas lease is for a period of five years and may be canceled by the lessee at the end of the fourth year by paying a penalty equivalent to three month’s rent. The lease is renewable, at the tenant’s option, for five additional periods of two years each. The Pikeville, Kentucky lease is for a period of one year, renewable for five additional periods of two years each.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2005 and 2004
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Property and Equipment (continued)
As of June 30, 2005, the leased properties in Ada, Manhattan, Pikeville and Palatka consist of the following (in thousands):

Amount
Building and improvements, net of deferred grants of $6.9 million	$3,574
Equipment, furniture and fixtures	7,491

11,065
Less accumulated depreciation	(10,161)

$904

Future minimum rental payments, including penalties for failure to renew, to be received on non-cancelable operating leases are contractually due as follows as of September 30, 2005 (in thousands):

Amount
2005	$520
2006	1,839
2007	1,097
2008	1,352
2009	519
Thereafter	448

$5,775

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
Foreign Currency and Derivative Instruments — Periodically, the Company enters into foreign currency contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities denominated in a foreign currency. These contracts require the Company to exchange currencies in the future at rates agreed upon at the contract’s inception. A foreign currency contract acts as an economic hedge as the gains and losses on these contracts typically offset or partially offset gains and losses on the assets, liabilities, and transactions being hedged. The Company does not designate its foreign currency contracts as accounting hedges and does not hold or issue financial instruments for speculative or trading purposes. Foreign currency contracts are accounted for on a mark-to-market basis, with unrealized gains or losses recognized as a component of income in the current period. Realized and unrealized gains or losses related to these contracts for the three and nine months ended September 30, 2005 and 2004 were immaterial.
Recent Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, which requires, among other things, that all share-based payments to employees, including

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2005 and 2004
(Unaudited)
Note 1	— Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Recent Accounting Pronouncements (continued)
grants of stock options, be measured at their grant-date fair value and expensed in the consolidated financial statements. The accounting provisions of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005; therefore the Company is required to adopt SFAS No. 123R as of January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See “Stock-Based Compensation” in Note 1 to the Condensed Consolidated Financial Statements for the pro forma net income and net income per share amounts for the three and nine months ended September 30, 2005 and 2004, as if the fair-value-based method had been used, similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock awards. The adoption of SFAS No. 123R is not expected to have a material effect on the financial condition, results of operations, or cash flows of the Company.
In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payments” (“SAB 107”), which provides guidance on valuation methods available and guidance on other related matters in applying the provisions of SFAS No. 123R. The Company will adopt the provisions of SAB 107 in conjunction with the adoption of SFAS No. 123R as of January 1, 2006.
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
In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-1 provides guidance on other-than-temporary impairment evaluations for securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step test to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB delayed the effective date of the recognition and measurement provisions of EITF No. 03-1. However, the disclosure provisions were effective for fiscal years ending after June 15, 2004. In the fourth quarter of 2005, the FASB expects to issue a final FASB Staff Position No. SFAS 115-1 (“SFAS No. 115-1”) “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which will supersede EITF No. 03-1 and provide similar guidance. FASB Staff Position No. SFAS 115-1 is expected to be effective for fiscal years beginning after December 15, 2005. The adoption of the recognition and measurement provisions of these standards is not expected to have a material impact on the financial condition, results of operations or cash flows of the Company.
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
Nine months ended September 30, 2005 and 2004
(Unaudited)
Note 1	— Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Recent Accounting Pronouncements (continued)
2004.” The Act introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. SFAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $50.0 million. The Company has not yet completed evaluating the impact of the related range of income tax effects of such repatriation provisions. Until such evaluation is complete, a range of income tax effects of such repatriation cannot be reasonably estimated. The Company expects to complete its evaluation during the fourth quarter of 2005.
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
In July 2005, the FASB issued an exposure draft of a proposed interpretation of FASB Statement No. 109, “Accounting for Income Taxes” entitled “Accounting for Uncertain Tax Positions”. The proposed interpretation stipulates that the benefit from a tax position only should be recorded when it is probable that the tax position will be sustained upon audit by taxing authorities, based solely on the technical merits of the position. The final issuance of this interpretation will be no earlier than the first quarter of 2006 and the effective date has not been determined. The Company is currently evaluating the impact of this proposed standard on its financial position, results of operations and cash flows.
Note 2 — Restatement
On November 11, 2005, the Company determined that certain deferred revenues should be classified as current liabilities rather than long-term liabilities in the Company’s Consolidated Balance Sheets as of December 31, 2003 and thereafter. The deferred revenues relate to various contracts in the Company’s Canadian roadside assistance program for which the Company is prepaid for roadside assistance services that are generally carried out over a twelve-month or longer period. Accordingly, previously issued financial statements for the year ended December 31, 2004 have been restated to correct the classification of deferred revenue and the related deferred income taxes.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2005 and 2004
(Unaudited)
Note 2 — Restatement — (continued)
A summary of the effects of the restatement as of December 31, 2004 is presented below (in thousands):

	As		As
	Previously		Presented
	Reported	Reclassifications	Now

Cash and cash equivalents	$93,868		$93,868
Receivables, net	90,661		90,661
Prepaid expenses and other current assets	9,126	$2,093	11,219
Assets held for sale	9,742		9,742

Total current assets	203,397	2,093	205,490

Property and equipment, net	82,891		82,891
Goodwill, net	5,224		5,224
Deferred charges and other assets	21,014	(2,093)	18,921

	$312,526	$—	$312,526

Accounts payable	$13,693		$13,693
Accrued employee compensation and benefits	30,316		30,316
Deferred grants related to Assets held for sale	6,740		6,740
Income taxes payable	2,965		2,965
Deferred revenue	—	$22,952	22,952
Other accrued expenses and current liabilities	13,284	(3,898)	9,386

Total current liabilities	66,998	19,054	86,052
Deferred grants	13,921		13,921
Deferred revenue	19,054	(19,054)	—
Other long-term liabilities	2,518		2,518

Total liabilities	102,491	—	102,491
Total shareholders’ equity	210,035	—	210,035

	$312,526	$—	$312,526

Note 3 — Acquisitions and Dispositions
On March 1, 2005, the Company purchased the shares of Kelly, Luttmer & Associates Limited (“KLA”) located in Calgary, Alberta, Canada, which included net assets of approximately $0.2 million. KLA specializes in providing call center services for organizational health, employee assistance, occupational health, and disability management. The Company acquired these operations in an effort to broaden its operations in the healthcare sector. Total cash consideration paid was approximately $3.2 million based on foreign currency rates in effect at the date of the acquisition. Based on a third-party valuation, the purchase price resulted in a purchase price allocation to net assets of $0.2 million, to purchased intangible assets of $2.4 million (primarily customer relationships) and to goodwill of $0.6 million. The purchased intangible assets (other than goodwill) are amortized over a range of two to fifteen years.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2005 and 2004
(Unaudited)
Note 3 — Acquisitions and Dispositions — (continued)
The following table presents the purchased intangible assets at September 30, 2005 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Contractual agreements	$2,435	$240	$2,195

Estimated future amortization expense for the five succeeding years is as follows (in thousands):

Year Ending December 31,	Amount
2005 (remaining three months)	$103
2006	$412
2007	$225
2008	$130
2009	$119
Pro-forma results of operations, in respect to this acquisition, have not been presented because the effect of this acquisition was not material.
Note 4 — Accumulated Other Comprehensive Income (Loss)
The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes rules for the reporting of comprehensive income and its components.
The components of accumulated other comprehensive income (loss) include foreign currency translation adjustments as follows (in thousands):

Accumulated
Other
Comprehensive
Income (Loss)
Balance at January 1, 2004	$(208)
Foreign currency translation adjustment	5,713
Less: foreign currency translation gain included in net income (no tax effect)	(634)

Balance at December 31, 2004	4,871
Foreign currency translation adjustment	(9,085)
Plus: foreign currency translation loss included in net income (no tax effect)	234

Balance at September 30, 2005	$(3,980)

Earnings associated with the Company’s investments in its international subsidiaries are considered to be permanently invested and no provision for United States federal and state income taxes on those earnings or translation adjustments has been provided.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2005 and 2004
(Unaudited)
Note 5 — Termination Costs Associated with Exit Activities
On January 19, 2005, the Company announced to its workforce that, as part of its continued efforts to optimize assets and improve operating performance, it would migrate the call volumes of the customer contact management services and related operations from its Bangalore, India facility, a component of the Company’s Americas segment, to other more strategically-aligned facilities. Before the plan of migration, the Company’s Bangalore facility generated approximately $0.9 million in revenue in the first quarter of 2005. The Company substantially completed the plan of migration, including the redeployment of site infrastructure and the recruiting, training and ramping-up of agents associated with the migration of Bangalore call volumes to other offshore facilities, in the second quarter of 2005. In connection with this migration, the Company terminated 413 employees and accrued over their remaining service period, an estimated liability for termination costs of $0.2 million based on the fair value as of the termination date, in accordance SFAS No. 146, "Accounting for Costs associated with Exit or Disposal Activities.” These termination costs are included in “Direct salaries and related costs” in the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2005. Cash payments related to these termination costs totaled $0.1 and $0.2 million during the three and nine months ended September 30, 2005, respectively.
On November 3, 2005, the Company committed to a plan (the “Plan”) to reduce its workforce by approximately 200 people in one of its European customer contact management centers in response to the October 2005 contractual expiration of a technology client program, which generated annual revenues of approximately $12.0 million. The Company expects to complete the Plan by the end of the second quarter of 2006. The Company estimates that during the fourth quarter of 2005 and the first half of 2006, it will incur total charges related to the Plan of approximately $1.3 million to $1.6 million. These charges include approximately $1.1 million to $1.2 million for severance and related costs and $0.1 million to $0.2 million for other exit costs. Additionally, upon completion of the Plan, the Company will cease using certain property and equipment estimated at $0.2 million, and will begin immediately to depreciate these assets over the shortened useful life, which approximates eight months. As a result, the Company will record additional depreciation of approximately $0.1 million to $0.2 million during the eight-month period ended June 30, 2006. The severance and other exit costs require the outlay of cash during the fourth quarter of 2005 and the first half of 2006, while the depreciation charges related to property and equipment represent non-cash charges.
Note 6 — Restructuring and Other Charges
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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2005 and 2004
(Unaudited)
Note 6 — Restructuring and Other Charges — (continued)
2002 Charges — (continued)
The following tables summarize the 2002 plan accrued liability for restructuring and other charges and related activity in 2005 and 2004 (in thousands):

	Balance at		Other	Balance at
	July 1,	Cash	Non-Cash	September 30,
Three Months ended September 30, 2005:	2005	Outlays	Changes	2005

Severance and related costs	$34	$(34)	$—	$—
Other restructuring costs	26	(26)	—	—

Total	$60	$(60)	$—	$—

	Balance at		Other	Balance at
	July 1,	Cash	Non-Cash	September 30,
Three Months ended September 30, 2004:	2004	Outlays	Changes	2004

Severance and related costs	$106	$—	$—	$106
Lease termination costs	144	(82)	—	62
Other restructuring costs	434	(30)	—	404

Total	$684	$(112)	$—	$572

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	September 30,
Nine Months ended September 30, 2005:	2005	Outlays	Changes (1)	2005

Severance and related costs	$106	$(34)	$(72)	$—
Other restructuring costs	285	(43)	(242)	—

Total	$391	$(77)	$(314)	$—

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	September 30,
Nine Months ended September 30, 2004:	2004	Outlays	Changes (2)	2004

Severance and related costs	$106	$—	$—	$106
Lease termination costs	342	(280)	—	62
Other restructuring costs	545	(150)	9	404

Total	$993	$(430)	$9	$572

(1)	During 2005, the Company reversed severance and related costs and certain other closing costs associated primarily with the closure of certain European customer contact management centers.

(2)	During 2004, the Company recorded additional severance and related costs associated with the closure of one of the European customer contact management centers.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2005 and 2004
(Unaudited)
Note 6 — Restructuring and Other Charges — (continued)
2000 Charges
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
The following tables summarize the 2000 plan accrued liability for restructuring and other charges and related activity in 2005 and 2004 (in thousands):

	Balance at		Other	Balance at
	July 1,	Cash	Non-Cash	September 30,
Three Months ended September 30, 2005:	2005	Outlays	Changes	2005

Severance and related costs	$—	$—	$—	$—

	Balance at		Other	Balance at
	July 1,	Cash	Non-Cash	September 30,
Three Months ended September 30, 2004:	2004	Outlays	Changes	2004

Severance and related costs	$343	$(117)	$—	$226

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	September 30,
Nine Months Ended September 30, 2005:	2005	Outlays	Changes	2005

Severance and related costs	$87	$(87)	$—	$—

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	September 30,
Nine Months ended September 30, 2004:	2004	Outlays	Changes	2004

Severance and related costs	$588	$(362)	$—	$226

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2005 and 2004
(Unaudited)
Note 7 — Borrowings
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
The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including strategic acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at the Company’s option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 2.25%. In addition, a commitment fee of up to 0.50% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility are secured by a pledge of 65% of the stock of each of the Company’s active direct foreign subsidiaries. The Credit Facility prohibits the Company from incurring additional indebtedness, subject to certain specific exclusions. There were no outstanding balances with $50.0 million availability on the Credit Facility as of September 30, 2005. On May 25, 2005, the term of the Credit Facility was extended by one year to March 14, 2008.
Note 8 — Income Taxes
The Company’s effective tax rate was 23.8% and 45.1% for the nine months ended September 30, 2005 and 2004, respectively. This decrease in the Company’s effective tax rate was primarily due to the shift in the mix of earnings within tax jurisdictions and the effects of permanent differences, valuation allowances and foreign income tax rate differentials. Also, the Company’s effective tax rate of 23.8% differs from the statutory federal income tax rate of 35.0% primarily due to the effects of requisite valuation allowances, permanent differences, foreign withholding and other taxes, and foreign income tax rate differentials.
On October 22, 2004 the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, management is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. Based on the analysis to date, however, it is reasonably possible that the Company may repatriate some amount up to $50.0 million. The Company has not yet completed evaluating the impact of the related range of income tax effects of such repatriation provisions. Until such evaluation is complete, a range of income tax effects of such repatriation cannot be reasonably estimated. The Company expects to complete its evaluation during the fourth quarter of 2005.
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
The Company is currently under examination in the U.S. by several states for sales and use taxes and franchise taxes for periods covering 1999 through 2003. The U.S. Internal Revenue Service has completed audits of the Company’s U.S. tax returns through the tax year ended July 31, 1999 and is currently auditing the tax year ended July 31, 2002. Certain German subsidiaries of the Company are under examination by the German tax authorities for tax years 1997 through 2000. Additionally, certain Canadian subsidiaries are under examination by Canadian tax authorities for the tax years 1993 through 2003 and an Asian subsidiary is being audited by the Asian tax authorities for tax years 2003 and 2004.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2005 and 2004
(Unaudited)
Note 8 — Income Taxes — (continued)
As of September 30, 2005, the Company has a $3.1 million contingent income tax liability consisting of amounts for subsidiaries located in both the Americas and EMEA segments and is accounted for in “Income taxes payable” in the accompanying Condensed Consolidated Balance Sheet. The amount of the contingent liability is based on an estimate of the probable liability in accordance with SFAS 5 “Accounting for Contingencies”, using available evidence, including detailed analyses of the potential income tax issues, income tax assessments and notices of disallowance, consultation with independent outside tax and legal advisors and the Company’s historical experience in settling similar issues without additional income tax liability. Management believes that the $3.1 million contingent income tax liability is the probable amount that will be paid upon settlement of the related tax audits based on current available evidence and issues and does not believe there would be a material impact on liquidity beyond what has been provided for in “Income taxes payable.” However, it is possible that a change in the estimate may occur in the near term due to resolution of the related issues under formal appeal procedures.
Note 9 — Earnings Per Share
Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options and common stock units using the treasury stock method. Options to purchase 0.3 million shares and 1.4 million shares of common stock at various prices for the three and nine month periods ended September 30, 2005, respectively, and 2.6 million shares and 2.5 million shares of common stock for the three and nine months ended September 30, 2004, respectively, were antidilutive and were excluded from the calculation of diluted earnings per share.
The numbers of shares used in the earnings per share computations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Basic:
Weighted average common shares outstanding	39,291	39,189	39,242	39,746
Diluted:
Dilutive effect of stock options and common stock units	275	70	183	124

Total weighted average diluted shares outstanding	39,566	39,259	39,425	39,870

On August 5, 2002, the Company’s Board of Directors authorized the Company to purchase up to three million shares of its outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the nine months ended September 30, 2005, the Company made no purchases under the 2002 repurchase program.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2005 and 2004
(Unaudited)
Note 10 — Segment Reporting and Major Clients
The Company operates within two regions, the “Americas” and “EMEA” which represented 65.5% and 34.5%, respectively, of the Company’s consolidated revenues for the three months ended September 30, 2005 and 63.4% and 36.6%, respectively, of the Company’s consolidated revenues for the nine months ended September 30, 2005. In the comparable 2004 periods, the Americas and EMEA regions represented 61.1% and 38.9%, respectively, of the Company’s consolidated revenues for the three months ended September 30, 2004 and 61.2% and 38.8%, respectively, of the Company’s consolidated revenues for the nine months ended September 30, 2004. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The reportable segments consist of (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service) and technical staffing and (2) EMEA, which includes Europe, the Middle East and Africa, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service) and fulfillment services. The sites within Latin America, India and the Asia Pacific Rim are included in the Americas region given the nature of the business and client profile, which is primarily made up of U.S. based companies that are using the Company’s services in these locations to support their customer contact management needs.
Information about the Company’s reportable segments for the three and nine months ended September 30, 2005 compared to the corresponding prior year periods, is as follows (in thousands):

				Consolidated
	Americas	EMEA	Other (1)	Total

Three Months Ended September 30, 2005:
Revenues	$80,310	$42,286		$122,596
Depreciation and amortization	5,388	1,249		6,637

Income (loss) from operations before impairment of long-lived assets	$13,174	$2,338	$(8,503)	$7,009
Impairment of long-lived assets			(605)	(605)

Income from operations				6,404
Other income			1,278	1,278
Provision for income taxes			(812)	(812)

Net income				$6,870

Three Months Ended September 30, 2004:
Revenues	$68,165	$43,342		$111,507
Depreciation and amortization	5,443	1,944		7,387

Income (loss) from operations	$8,757	$2,488	$(8,780)	$2,465
Other income			5	5
Provision for income taxes			(1,398)	(1,398)

Net income				$1,072

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2005 and 2004
(Unaudited)
Note 10 — Segment Reporting and Major Clients — (continued)

				Consolidated
	Americas	EMEA	Other (1)	Total

Nine Months Ended September 30, 2005:
Revenues	$231,980	$134,182		$366,162
Depreciation and amortization	15,566	4,361		19,927

Income (loss) from operations before reversal of restructuring and other charges and before impairment of long-lived assets	$35,396	$5,973	$(23,812)	$17,557
Reversal of restructuring and other charges			314	314
Impairment of long-lived assets			(605)	(605)

Income from operations				17,266
Other income			2,161	2,161
Provision for income taxes			(4,615)	(4,615)

Net income				$14,812

Nine Months Ended September 30, 2004:
Revenues	$211,661	$134,339		$346,000
Depreciation and amortization	16,884	6,310		23,194

Income (loss) from operations	$16,869	$5,181	$(20,804)	$1,246
Other income			3,107	3,107
Provision for income taxes			(1,963)	(1,963)

Net income				$2,390

(1) Other items (including corporate costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three and nine months ended September 30, 2005 and 2004. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2004. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

During the three and nine months ended September 30, 2005 and September 30, 2004, the Company had no clients that exceeded ten percent of consolidated revenues.
Note 11 — Post-Retirement Defined Contribution Healthcare Plan
On January 1, 2005, the Company established a Post-Retirement Defined Contribution Healthcare Plan (the “Plan”) for eligible employees meeting certain service and age requirements. The Plan is fully funded by the participants and accordingly, the Company does not recognize expense relating to the Plan.

Sykes Enterprises, Incorporated and Subsidiaries
Management's Discussion and Analysis of Financial
Condition and Results of Operations
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and the consolidated financial statements and notes in the Sykes Enterprises, Incorporated (“Sykes,” “our”, “we” or “us”) Annual Report on Form 10-K/A for the year ended December 31, 2004 to be filed with the Securities and Exchange Commission (“SEC”) as soon as practicable.
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
Management's Discussion and Analysis of Financial
Condition and Results of Operations
Results of Operations
The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	$122,596	$111,507	$366,162	$346,000
Percentage of revenues	100.0%	100.0%	100.0%	100.0%

Direct salaries and related costs	$75,247	$70,578	$228,702	$227,834
Percentage of revenues	61.4%	63.3%	62.5%	65.8%

General and administrative expenses	$40,387	$41,338	$121,646	$123,929
Percentage of revenues	32.9%	37.1%	33.2%	35.8%

Net (gain) on disposal of property and equipment	$(47)	$(2,874)	$(1,743)	$(7,009)
Percentage of revenues	—%	(2.6)%	(0.5)%	(2.0)%

Impairment of long-lived assets	$605	$—	$605	$—
Percentage of revenues	0.5%	%	0.2%	%

Reversal of restructuring and other charges	$—	$—	$(314)	$—
Percentage of revenues	—%	—%	(0.1)%	—%

Income from operations	$6,404	$2,465	$17,266	$1,246
Percentage of revenues	5.2%	2.2%	4.7%	0.4%
The following table summarizes our revenues, for the periods indicated, by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Americas	$80,310	$68,165	$231,980	$211,661
EMEA	42,286	43,342	134,182	134,339

Consolidated	$122,596	$111,507	$366,162	$346,000

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Revenues
For the three months ended September 30, 2005, we recognized consolidated revenues of $122.6 million, an increase of $11.1 million, or 10.0%, from $111.5 million of consolidated revenues for the comparable 2004 period.
On a geographic segmentation basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 65.5%, or $80.3 million, for the three months ended September 30, 2005, compared to 61.1%, or $68.2 million, for the comparable 2004 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 34.5%, or $42.3 million, for the three months ended September 30, 2005, compared to 38.9%, or $43.3 million, for the comparable 2004 period.
The increase in the Americas’ revenue of $12.1 million, or 17.7%, for the three months ended September 30, 2005, compared to the same period in 2004, reflects a broad-based growth in client call volumes within our offshore operations, the United States and Canada, including new and existing client programs, and a $1.0 million revenue contribution from the KLA acquisition on March 1, 2005 in Canada. Revenues from new and existing client programs in our offshore operations represented 33.3% of consolidated revenues on 10,100 seats for the three months ended September 30, 2005, compared to 30.3% on 10,100 seats for the comparable 2004

Sykes Enterprises, Incorporated and Subsidiaries
Management's Discussion and Analysis of Financial
Condition and Results of Operations
period. This trend of generating more of our revenues from offshore operations could continue in 2005. We anticipate that as our offshore operations grow and become a larger percentage of revenues, the total revenue and revenue growth rate may decline since each offshore seat generates less average revenue per seat than in the United States. While the average offshore revenue per seat is less, the operating margins generated offshore are generally comparable or higher than those in the United States. However, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce in offshore markets.
EMEA revenues decreased $1.0 million, or 2.3%, for the three months ended September 30, 2005, compared to the same period in 2004. EMEA revenues for the third quarter of 2005 experienced a $0.1 million decline as a result of the weakness in the Euro compared to the same period in 2004. Excluding this foreign currency impact, EMEA revenues would have decreased $0.9 million compared with last year reflecting a decrease in call volumes. The persistent economic sluggishness in our key European markets continues to present a challenging environment characterized by competitive pricing and offshore alternatives.
Direct Salaries and Related Costs
Direct salaries and related costs increased $4.7 million, or 6.6%, to $75.3 million for the three months ended September 30, 2005, from $70.6 million in the comparable 2004 period. As a percentage of revenues, direct salaries and related costs decreased to 61.4% for the three months ended September 30, 2005, from 63.3% for the comparable 2004 period. This decrease was primarily attributable to lower salary costs, as a percentage of revenues, due to lower labor costs in offshore operations and lower telephone costs. Although the weakened Euro negatively impacted revenues, it positively impacted direct salaries and related costs for the three months ended September 30, 2005 by approximately $0.1 million compared to the same period in 2004.
General and Administrative
General and administrative expenses decreased $0.9 million to $40.4 million for the three months ended September 30, 2005 and 2004, from $41.3 million in the comparable 2004 period. As a percentage of revenues, general and administrative expenses decreased to 32.9% for the three months ended September 30, 2005 from 37.1% for the comparable 2004 period. This decrease was primarily attributable to lower compensation costs due to salary accruals in the prior year related to the former chairman’s retirement, lower depreciation and amortization expense, lease costs and equipment maintenance partially offset by higher legal and professional fees primarily related to higher compliance costs related to the Sarbanes-Oxley Act as compared to the same period of 2004. Although the weakening Euro negatively impacted revenues, it positively impacted general and administrative expenses for the three months ended September 30, 2005 by less than $0.1 million compared to the same period in 2004.
Net (Gain) on Disposal of Property and Equipment
The net gain on disposal of property and equipment of $0.1 million for the three months ended September 30, 2005 compares to a $2.9 million net gain on disposal of property and equipment for the comparable 2004 period, which included a $2.8 million net gain on the sale of our Hays, Kansas facility and a $0.1 million gain on disposal of property and equipment.
Impairment of Long-lived Assets
The $0.6 million impairment of long-lived assets for the three months ended September 30, 2005 related to an asset impairment charge of $0.1 million in India related to the plan of migration of call volumes to other more strategically-aligned facilities and $0.5 million related to the impairment and subsequent sale of property and equipment located in the United States. There was no impairment charge in the same period in 2004.

Sykes Enterprises, Incorporated and Subsidiaries
Management's Discussion and Analysis of Financial
Condition and Results of Operations
Other Income (Expense)
Other income, net of other expense, was approximately $1.3 million for the three months ended September 30, 2005, compared to approximately $5.0 thousand for the comparable 2004 period. The increase of $1.3 million was primarily related to a $0.5 million increase in interest earned on cash and cash equivalents net of interest expense and a $0.6 million increase in foreign currency transaction gains net of losses and a $0.2 million increase in miscellaneous income, primarily related to rental income of four facilities in the United States net of related costs. Other income excludes the effects of cumulative translation effects included in Accumulated Other Comprehensive Loss in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.
Provision for Income Taxes
The provision for income taxes of $0.8 million for the three months ended September 30, 2005 was based upon pre-tax book income of $7.7 million, compared to the provision for income taxes of $1.4 million for the comparable 2004 period based upon pre-tax book income of $2.5 million. The effective tax rate was 10.6% for the three months ended September 30, 2005 and 56.6% for the comparable 2004 period. This decrease in the effective tax rate resulted from a shift in our mix of earnings and the effects of permanent differences, valuation allowances and foreign income tax rate differentials. The effective tax rate of 10.6% for the three months ended September 30, 2005 included the reversal of a $0.7 million beginning of the year valuation allowance. This reversal resulted from a favorable change in forecasted 2005 and 2006 book income for one EMEA legal entity, which provided sufficient evidence for current and future sources of taxable income. As a result, the related income tax benefit was recognized in the third quarter of 2005.
Net Income
As a result of the foregoing, we reported income from operations for the three months ended September 30, 2005 of $6.4 million, an increase of $3.9 million from the comparable 2004 period. This increase was principally attributable to an $11.1 million increase in revenues and a $0.9 million decrease in general and administrative expenses offset by a $4.7 million increase in direct salaries and related costs, a $2.8 million decrease in net gain on disposal of property and equipment, a $0.6 million increase in impairment of long-lived assets, as previously discussed. The $3.9 million increase in income from operations, a $1.3 million increase in other income and a $0.6 million lower tax provision resulted in net income of $6.9 million for the three months ended September 30, 2005, an increase of $5.8 million, compared to the same period in 2004.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Revenues
For the nine months ended September 30, 2005, we recognized consolidated revenues of $366.2 million, an increase of $20.2 million, or 5.8%, from $346.0 million of consolidated revenues for the comparable 2004 period.
On a geographic segmentation basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 63.4%, or $232.0 million, for the nine months ended September 30, 2005, compared to 61.2%, or $211.7 million, for the comparable 2004 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 36.6%, or $134.2 million, for the nine months ended September 30, 2005, compared to 38.8%, or $134.3 million, for the comparable 2004 period.
The increase in the Americas’ revenue of $20.3 million, or 9.6%, for the nine months ended September 30, 2005, compared to the same period in 2004, reflects a broad-based growth in client call volumes within our offshore operations and Canada, including new and existing client programs, a $2.5 million revenue contribution from the KLA acquisition on March 1, 2005 in Canada and a $1.5 million increase relating to a client contract pricing re-negotiation. The increase in the Americas’ revenues was negatively impacted by the client-driven migration of call volumes from the United States to comparable or higher margin offshore operations, including Latin America and the Asia Pacific Rim, and the resulting mix-shift in revenues from the United States to offshore (each offshore seat generates roughly half the revenue dollar equivalence of a U.S. seat). Revenues from our offshore operations represented 31.2% of consolidated revenues for the nine months ended September 30, 2005, compared to 27.1% for the comparable 2004 period. This trend of generating more of our revenues from new and existing client programs in offshore operations could continue in 2005. We anticipate that as our offshore operations grow and become a larger percentage of revenues, the total revenue and revenue growth rate

Sykes Enterprises, Incorporated and Subsidiaries
Management's Discussion and Analysis of Financial
Condition and Results of Operations
may decline since each offshore seat generates less average revenue per seat than in the United States. While the average offshore revenue per seat is less, the operating margins generated offshore are generally comparable or higher than those in the United States. However, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce in offshore markets.
EMEA revenues decreased $0.1 million, or 0.1%, for the nine months ended September 30, 2005, compared to the same period in 2004. EMEA revenues for 2005 experienced a $3.9 million benefit from the stronger Euro in the first half of 2005 compared to the same period in 2004. Excluding this foreign currency benefit, EMEA revenues would have decreased $4.0 million compared with last year reflecting a decrease in call volumes and certain program expirations. The persistent economic sluggishness in our key European markets continues to present a challenging environment characterized by competitive pricing and offshore alternatives.
Direct Salaries and Related Costs
Direct salaries and related costs increased $0.9 million, or 0.4%, to $228.7 million for the nine months ended September 30, 2005, from $227.8 million in the comparable 2004 period. As a percentage of revenues, direct salaries and related costs decreased to 62.5% for the nine months ended September 30, 2005, from 65.8% for the comparable 2004 period. This decrease was primarily attributable to lower salary costs, as a percentage of revenues, due to an overall reduction in U.S. customer call volumes and lower labor costs in offshore operations. Although the strengthening Euro positively impacted revenues, it negatively impacted direct salaries and related costs for the nine months ended September 30, 2005 by approximately $2.6 million compared to the same period in 2004.
General and Administrative
General and administrative expenses decreased $2.3 million, or 1.9%, to $121.6 million for the nine months ended September 30, 2005, from $123.9 million in the comparable 2004 period. As a percentage of revenues, general and administrative expenses decreased to 33.2% for the nine months ended September 30, 2005, from 35.8% for the comparable 2004 period. This decrease was primarily attributable to lower compensation costs due to salary accruals in the prior year related to the former chairman’s retirement, lower depreciation and amortization expense, lease costs and equipment maintenance partially offset by higher legal and professional fees primarily related to settlement of a contract dispute and higher compliance costs related to the Sarbanes-Oxley Act as compared to the same period of 2004. Although the strengthening Euro positively impacted revenues, it negatively impacted general and administrative expenses for the nine months ended September 30, 2005 by approximately $1.1 million compared to the same period in 2004.
Net (Gain) on Disposal of Property and Equipment
The net gain on disposal of property and equipment of $1.7 million for the nine months ended September 30, 2005 is primarily a result of the sale of our Greeley, Colorado facility. This compares to a $7.0 million net gain on disposal of property and equipment, which includes a $2.8 million net gain on the sale of our Hays, Kansas facility, a $2.7 million net gain on the sale of our Klamath Falls, Oregon facility, a $0.1 million net gain on the sale of a parcel of land at our Pikeville, Kentucky facility and a $1.5 million net gain on the sale of our Eveleth, Minnesota facility offset by a $0.1 million loss on disposal of property and equipment for the comparable 2004 period.
Impairment of Long-lived Assets
The $0.6 million impairment of long-lived assets for the nine months ended September 30, 2005 related to an asset impairment charge of $0.1 million in India related to the plan of migration of call volumes to other more strategically-aligned facilities and $0.5 million related to the impairment and subsequent sale of property and equipment located in the United States. There was no impairment charge in the same period in 2004.

Sykes Enterprises, Incorporated and Subsidiaries
Management's Discussion and Analysis of Financial
Condition and Results of Operations
Reversal of Restructuring and Other Charges
The $0.3 million reversal of restructuring and other charges for the nine months ended September 30, 2005 relates to the reversal of severance and other costs associated primarily with the closure of certain European customer contacts centers. There was no reversal of restructuring and other charges for the nine months ended September 30, 2004.
Other Income (Expense)
Other income was $2.1 million for the nine months ended September 30, 2005, compared to $3.1 million for the comparable 2004 period. The decrease of $1.0 million was primarily attributable to $0.8 million of interest received on a foreign tax refund in the nine months ended September 30, 2004, a $0.9 million decrease in foreign currency transaction gains, net of losses including a $0.3 million decrease in foreign exchange gain related to the liquidation of two foreign entities offset by a $0.5 million increase in interest earned on cash and cash equivalents net of interest expense and $0.2 million increase in miscellaneous income, primarily related to rental income of four facilities in the United States net of related costs. Other income excludes the effects of cumulative translation effects included in Accumulated Other Comprehensive Loss in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.
Provision for Income Taxes
The provision for income taxes of $4.6 million for the nine months ended September 30, 2005 was based upon pre-tax book income of $19.4 million, compared to the provision for income taxes of $2.0 million for the comparable 2004 period based upon pre-tax book income of $4.4 million. The effective tax rate was 23.8% for the nine months ended September 30, 2005 and 45.1% for the comparable 2004 period. This decrease in the effective tax rate resulted from a shift in our mix of earnings and the effects of permanent differences, valuation allowances and foreign income tax rate differentials. The effective tax rate of 23.8% for the nine months ended September 30, 2005 included the reversal of a $0.7 million beginning of the year valuation allowance in the third quarter of 2005. This reversal resulted from a favorable change in forecasted 2005 and 2006 book income for one EMEA legal entity, which provided sufficient evidence for current and future sources of taxable income. As a result, the related income tax benefit was recognized in the third quarter of 2005.
Net Income
As a result of the foregoing, we reported income from operations for the nine months ended September 30, 2005 of $17.3 million, an increase of $16.0 million from the comparable 2004 period. This increase in the income from operations was principally attributable to a $20.2 million increase in revenues, a $2.3 million decrease in general and administrative costs and a $0.3 million increase in the reversal of restructuring and other charges offset by a $0.9 million increase in direct salaries and related costs, $5.3 million decrease in net gain on disposal of property and equipment, and $0.6 million increase in impairment of long-lived assets as previously discussed. The $16.0 million increase in income from operations was offset by a $1.0 million decrease in other income and a $2.6 million higher tax provision, resulting in net income of $14.8 million for the nine months ended September 30, 2005, an increase of $12.4 million, compared to the same period in 2004.
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
On August 5, 2002, the Board of Directors authorized the Company to purchase up to three million shares of our outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the nine months ended September 30, 2005, we did not repurchase common shares under the 2002 repurchase program.

Sykes Enterprises, Incorporated and Subsidiaries
Management's Discussion and Analysis of Financial
Condition and Results of Operations
During the nine months ended September 30, 2005, we generated $37.7 million in cash from operating activities and received $0.5 million in cash from issuance of stock and $2.5 million in cash from the sale of facilities, property and equipment. Further, we used $8.7 million in funds for capital expenditures, $3.2 million to purchase the stock of Kelly, Luttmer & Associates Limited and $0.4 million in other investing activities resulting in a $23.9 million increase in available cash (including the effects of international currency exchange rates on cash of $4.5 million).
Net cash flows provided by operating activities for the nine months ended September 30, 2005 were $37.7 million, compared to net $10.2 million for the comparable 2004 period. The $27.5 million increase in net cash flows from operating activities was due to an increase in net income of $12.4 million, a $14.5 million net change in assets and liabilities and a net increase in non-cash reconciling items of $0.6 million such as deferred income taxes, net gain on disposal of property and equipment, and foreign exchange gain. This $14.5 million net change was principally a result of a $5.5 million decrease in receivables, a $9.5 million increase in other liabilities, a $3.7 million increase in deferred revenue offset by a $3.2 million increase in other assets and a $1.0 million decrease in income taxes payable.
Capital expenditures, which are generally funded by cash generated from operating activities and borrowings available under our credit facilities, were $8.7 million for the nine months ended September 30, 2005, compared to $21.5 million for the comparable 2004 period, a decrease of $12.8 million, which was driven primarily by offshore expansion in the prior period. During the nine months ended September 30, 2005, approximately 35% of the capital expenditures were the result of investing in new and existing customer contact management centers, primarily offshore, and 65% was expended primarily for maintenance and systems infrastructure. We anticipate capital expenditures in the range of $12.0 million to $13.0 million for the full year 2005.
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
The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including strategic acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at our option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 2.25%. In addition, a commitment fee of up to 0.50% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2008, are secured by a pledge of 65% of the stock of each of our active direct foreign subsidiaries. The Credit Facility prohibits us from incurring additional indebtedness, subject to certain specific exclusions. There were no outstanding balances with $50.0 million availability on the Credit Facility as of September 30, 2005. At September 30, 2005, we were in compliance with all loan requirements of the Credit Facility.
At September 30, 2005, we had $117.8 million in cash, of which approximately 67% or $78.7 million was held in international operations and may be subject to additional taxes if repatriated to the United States. On October 22, 2004 the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the United States. Based on our analysis to date, however, it is reasonably possible that we may repatriate some amount up to $50.0 million. We have not yet completed evaluating the impact of the related range of income tax effects of such repatriation provisions. Until such evaluation is complete, a range of income tax effects of such repatriation cannot be reasonably estimated. We expect to complete our evaluation during the fourth quarter of 2005.

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
Off-Balance Sheet Arrangements and Other
At September 30, 2005, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

We recognize revenue from services as the services are performed under a fully executed contractual agreement and record estimated reductions to revenue for penalties and holdbacks for failure to meet specified minimum service levels and other performance based contingencies. Royalty revenue is recognized when a contract has been fully executed, the product has been delivered or provided, the license fees or rights are fixed and determinable, the collection of the resulting receivable is probable and there are no other contingencies. Product sales are recognized upon shipment to the customer and satisfaction of all obligations.

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

Certain contracts to sell our products and services contain multiple elements or non-standard terms and conditions. As a result, we evaluate each contract to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements and the timing of revenue recognition for each element. We recognize revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding client acceptance are resolved, and there are no client-negotiated refund or return rights affecting the revenue recognized for delivered elements. Once we determine the allocation of revenue between deliverable elements, there are no further changes in the revenue allocation.

•	We recognize revenue associated with the grants of land and the cash grants for the acquisition of property, buildings and equipment for customer contact management centers over the corresponding useful lives of the related assets. Should the useful lives of these assets change for reasons such as the sale or disposal of the property, the amount of revenue recognized would be adjusted accordingly. Deferred grants totaled $18.5 million as of September 30, 2005 and are primarily classified as non-current. Income from operations includes amortization of the deferred grants of $0.6 million and $1.6 million for the three and nine months ended September 30, 2005, respectively, and $0.4 million and $1.8 million for the three and nine months ended September 30, 2004, respectively.

•	We maintain allowances for doubtful accounts of $3.6 million as of September 30, 2005, or 4.3% of trade receivables, for estimated losses arising from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required which would reduce income from operations.

•	We reduce deferred tax assets by a valuation allowance if, based on the weight of available evidence for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized. Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, our estimate of future taxable income and any applicable tax-planning strategies. At December 31, 2004, management determined that a valuation allowance of approximately $30.4 million was necessary to reduce U.S. deferred tax assets by $10.4 million and foreign deferred tax assets by $20.0 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $16.1 million at December 31, 2004 is dependent upon future profitability within each tax jurisdiction. As of September 30, 2005, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax asset will be realized.

•	We hold a 6.5% ownership interest in SHPS, Incorporated, which is accounted for at cost of approximately $2.1 million as of September 30, 2005. We will record an impairment charge or loss if we believe the investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

•	We review long-lived assets, which had a carrying value of $83.5 million as of September 30, 2005, including goodwill and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge or loss to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

Sykes Enterprises, Incorporated and Subsidiaries
Management's Discussion and Analysis of Financial
Condition and Results of Operations
•	Self-insurance related liabilities of $1.1 million as of September 30, 2005 include estimates for, among other things, projected settlements for known and anticipated claims for worker’s compensation and employee health insurance. Key variables in determining such estimates include past claims history, number of covered employees and projected future claims. We periodically evaluate and, if necessary, adjust the estimates based on information currently available. Revisions to these estimates, which could result in adjustments to the liability and additional charges, would be recorded in the period when such adjustments or charges are known.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires, among other things, that all share-based payments to employees, including grants of stock options, be measured at their grant-date fair value and expensed in the consolidated financial statements. The accounting provisions of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005; therefore, we are required to adopt SFAS No. 123R as of January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See “Stock-Based Compensation” in Note 1 to the accompanying Condensed Consolidated Financial Statements for the pro forma net income and net income per share amounts for the three and nine months ended September 30, 2005 and 2004, as if the fair-value-based method had been used, similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock awards. The adoption of SFAS No. 123R is not expected to have a material effect on our financial condition, results of operations, or cash flows.
In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payments” (“SAB 107”), which provides guidance on valuation methods available and guidance on other related matters in applying the provisions of SFAS No. 123R. We will adopt the provisions of SAB 107 in conjunction with the adoption of SFAS No. 123R as of January 1, 2006.
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
In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-1 provides guidance on other-than-temporary impairment evaluations for securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step test to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB delayed the effective date of the recognition and measurement provisions of EITF No. 03-1. However, the disclosure provisions were effective for fiscal years ending after June 15, 2004. In the fourth quarter of 2005, the FASB expects to issue a final FASB Staff Position No. SFAS 115-1 (“SFAS No. 115-1”) “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which will supersede EITF No. 03-1 and provide similar guidance. FASB Staff Position No. SFAS 115-1 is expected to be effective for fiscal years beginning after December 15, 2005. The adoption of the recognition and measurement provisions of these standards is not expected to have a material impact on our financial condition, results of operations or cash flows.
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
In December 2004, the FASB issued FASB Staff Position No. SFAS 109-2 (“SFAS No. 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The Act introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. SFAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. The range of possible amounts that we are considering for repatriation under this provision is between zero and $50.0 million. We have not yet completed evaluating the impact of the related range of income tax effects of such repatriation provisions. Until such evaluation is complete, a range of income tax effects of such repatriation cannot be reasonably estimated. We expect to complete our evaluation during the fourth quarter of 2005.
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
In July 2005, the FASB issued an exposure draft of a proposed interpretation of FASB Statement No. 109, “Accounting for Income Taxes” entitled “Accounting for Uncertain Tax Positions”. The proposed interpretation stipulates that the benefit from a tax position only should be recorded when it is probable that the tax position will be sustained upon audit by taxing authorities, based solely on the technical merits of the position. The final issuance of this interpretation will be no earlier than the first quarter of 2006 and the effective date has not been determined. We are currently evaluating the impact of this proposed standard on our financial position, results of operations and cash flows.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2005
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
Realized and unrealized gains or losses related to foreign exchange forward contracts for the three and nine months ended September 30, 2005 were immaterial.
Our exposure to interest rate risk results from variable debt outstanding from time to time under our revolving credit facility. Based on our level of variable rate debt outstanding during the nine months ended September 30, 2005, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would not have had a material impact on our annual interest expense.
At September 30, 2005, we had no debt outstanding at variable interest rates. We have not historically used derivative instruments to manage exposure to changes in interest rates.
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
Item 4 — Controls and Procedures
As of September 30, 2005, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s evaluation of the effectiveness of the design and operation of disclosure controls and procedures, including the identification of a material weakness in the Company’s internal control over financial reporting, lead the Company to conclude that as of September 30, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level.
The Company has concluded that the deferred revenue classification error, as described in Note 2 to the Condensed Consolidated Financial Statements, was primarily the result of a failure in the design of the existing controls surrounding the review of non-U.S. non-routine contracts to ensure that such contracts are recorded in accordance with generally accepted accounting principles in the United States. The Company has concluded that this deficiency in internal controls constitutes a “material weakness,” as defined by the Public Company Accounting Oversight

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2005
Board’s Auditing Standard No. 2. As a result of the identified material weakness, the Company performed additional reviews and analysis to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
There were no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As described above, the Company identified a material weakness in the Company’s internal control over financial reporting and, as described below, the Company will make changes to its internal control over financial reporting during the fourth quarter of 2005 that are intended to remediate such weakness, including the establishment of additional controls to improve the internal control process with respect to the accounting for non-U.S. non-routine contracts.
Specifically, the proposed changes will include a more formal process to document and review the terms and conditions of all significant contracts, including non-U.S. non-routine contracts, to ensure that such contracts are recorded in accordance with accounting principles generally accepted in the United States. This process will be completed at the inception of the contract and monitored during the term of the contract to ensure all and any changes to the contract are accounted for appropriately.
Management believes that this change in procedures will strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will remediate the material weakness that the Company identified in its internal control over financial reporting as of September 30, 2005. We have discussed this material weakness and our remediation program with our Audit Committee.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2005
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Below is a summary of stock repurchases for the quarter ended September 30, 2005 (in thousands, except average price per share). See Note 8, Earnings Per Share, to the Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

			Total Number of
			Shares Purchased as	Maximum Number Of
	Total Number of		Part of Publicly	Shares That May Yet
	Shares	Average Price	Announced Plans or	Be Purchased Under
Period	Purchased (1)	Paid Per Share	Programs	Plans or Programs
July 1, 2005 – July 31, 2005	—	—	1,644	1,356
August 1, 2005 – August 31, 2005	—	—	1,644	1,356
September 1, 2005 – September 30, 2005	—	—	1,644	1,356

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3 million with no expiration date.
Item 6 — Exhibits
Exhibits
The following documents are filed as an exhibit to this Report:

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2005
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED (Registrant)
Date: November 23, 2005	By:	/s/ W. Michael Kipphut
W. Michael Kipphut
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2005
EXHIBIT INDEX

Exhibit
Number
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.