Form 10-K/A
period 2004-12-31
SYKES ENTERPRISES INC
filed 2005-12-22
CIK 1010612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K /A
(Amendment No. 1)

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
business day of the Registrant’s most recently completed second fiscal quarter, was $297,417,725.
As of March 2, 2005, there were 39,187,157 outstanding shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K/A Reference
Portions of the Proxy Statement for the year 2005
Annual Meeting of Shareholders	Part III Items 10–14

EXPLANATORY STATEMENT
     On November 11, 2005, Sykes Enterprises, Incorporated (the “Company”) determined that certain deferred revenues should be classified as current liabilities rather than long-term liabilities in the Company’s Consolidated Financial Statements. The deferred revenues relate to various contracts in the Company’s Canadian roadside assistance program for which the Company is prepaid for roadside assistance services that are generally carried out over a twelve-month or longer period. Accordingly, previously issued consolidated financial statements as presented herein have been restated to correct the classification of deferred revenue and the related deferred income taxes.
     This Amendment No. 1 on Form 10-K/A which amends and restates the Company’s Form 10-K for the year ended December 31, 2004, initially filed with Securities and Exchange Commission (the “SEC”) on March 23, 2005 (the “Original Filing”), is being filed to reflect the restatement of the consolidated financial statements and other financial information of the Company for the years ended December 31, 2004 and 2003. The Company reclassified $19.0 million and $19.0 million of “deferred revenue” from long-term liabilities to current liabilities as of December 31, 2004 and 2003, respectively. Additionally, the Company reclassified $3.9 million and $4.5 million of deferred revenue from “other accrued expenses and current liabilities” to “deferred revenue” in current liabilities as of December 31, 2004 and 2003, respectively. Finally, the Company reclassified $2.1 million and $1.6 million of the related “deferred income taxes” from long-term assets to current assets as of December 31, 2004 and 2003, respectively. Net Cash provided by Operating Activities for the years ended December 31, 2004, 2003 and 2002 were not impacted by the corrections of deferred revenue and the related deferred income taxes. However, cash flows in the amounts of $0.5 million and $0.4 million have been reclassified within operating cash flows from “Prepaid expenses and other current assets” to “Deferred charges and other assets” for the years ended December 31, 2004 and 2002, respectively, and from “Deferred charges and other assets” to “Prepaid expenses and other current assets” for the year ended December 31, 2003 in the amount of $0.6 million. See Note 2 to the consolidated financial statements for further details.
     For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety except for certain exhibits not affected by the restatement. This Form 10-K/A includes such restated consolidated financial statements and related notes thereto for the years ended December 31, 2004, 2003 and 2002 and other information related to such restated consolidated financial statements, including revisions to Item 6 of Part II, Selected Financial Data, Item 9A of Part II, Controls and Procedures, and Item 15 of Part IV, Exhibits and Financial Statement Schedule. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to include an updated report and consent of the Company’s independent registered public accounting firm and certifications re-executed as of the date of this Form 10-K/A from the Company’s Chief Executive Officer and Chief Financial Officer. The certifications of the Chief Executive Officer and Chief Financial Officer are included in this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.
     Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing (other than the restatement), and such forward looking statements should be read in their historical context.

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
     Global competition, pricing pressures, softness in the global economy and rapid changes in technology are making it increasingly difficult for companies to cost effectively maintain the in-house personnel necessary to handle all of their customer contact management needs. As a result, companies are increasingly turning to outsourcers to perform specialized functions and services in the customer contact management arena. By working in a partnership with outsourcers, companies can ensure that the crucial task of retaining and growing their customer base is addressed without detracting from their competencies. Factors that are influencing companies to outsource customer contact management solutions include the following:

•	Increasing importance for companies to focus on customer-facing activities and retain and grow client relationships;
•	Growing capital requirements for entrance into new geographic markets offering a lower cost solution;
•	Increasing need for companies to focus on core competencies;
•	Increasing need for better utilization of internal customer contact management assets and time-to-market response;
•	Growing need for consistent multi-site and multi-region support;
•	Rapid changes in technology requiring personnel with specialized technical expertise;
•	Growing capital requirements for sophisticated technology needed to maintain the necessary infrastructure to provide timely support;
•	Increasing need to integrate and continually update complex systems incorporating a variety of hardware and software components spanning a number of technology generations; and
•	Extensive and ongoing staff training and associated costs required for maintaining responsive, up-to-date, in-house technical support and customer service solutions.
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
Quality Assurance
     We believe that providing consistent high quality service is critical in our clients’ decisions to outsource and in building long-term relationships with our clients. It is also our belief and commitment that quality is the responsibility of each individual at every level of the organization. To ensure service excellence and continuity across our organization, we have developed an integrated Quality Assurance program consisting of three major components:
•	The certification of client accounts and customer contact management centers to the SSE program;
•	The application of continuous improvement to all business processes through application of Six Sigma techniques; and
•	The application of process audits to all work procedures.
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
     David L. Pearson joined Sykes in February 1997 as Vice President, Engineering and was named Vice President, Technology Systems Management in 2000 and Senior Vice President and Chief Information Officer in August 2004. Prior to Sykes, Mr. Pearson held various engineering and technical management roles over a fifteen year period, including eight years at Compaq Computer Corporation and five years at Texas Instruments.
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

		Square
Properties	General Usage	Feet	Lease Expiration

UNITED STATES LOCATIONS

Tampa, Florida	Corporate headquarters	67,645	June 2010
Ada, Oklahoma	Customer contact management center(1)	42,000	Company owned
Bismarck, North Dakota	Customer contact management center	42,000	Company owned
Palatka, Florida	Customer contact management center(1)	42,000	Company owned
Wise, Virginia	Customer contact management center	42,000	Company owned
Greeley, Colorado	Customer contact management center (1)	42,000	Company owned
Manhattan, Kansas	Customer contact management center (2)	42,000	Company owned
Milton-Freewater, Oregon	Customer contact management center	42,000	Company owned
Morganfield, Kentucky	Customer contact management center	42,000	Company owned
Perry County, Kentucky	Customer contact management center (1)	42,000	Company owned
Minot, North Dakota	Customer contact management center	42,000	Company owned
Pikeville, Kentucky	Customer contact management center (2)	42,000	Company owned
Ponca City, Oklahoma	Customer contact management center	42,000	Company owned
Sterling, Colorado	Customer contact management center	34,000	Company owned
Cary, North Carolina	Office	3,400	March 2006
Poughkeepsie, New York	Office	1,000	January 2006
St. Louis, Missouri	Office	3,751	September 2024

(1)	Closed and held for sale.

(2)	Closed and leased.

		Square
Properties	General Usage	Feet	Lease Expiration

INTERNATIONAL LOCATIONS
Amsterdam, The Netherlands	Customer contact management center	33,000	September 2009
London, Ontario, Canada	Customer contact management center/Headquarters	50,000	Company owned
Budapest, Hungary	Customer contact management center	22,819	August 2023
Budapest, Hungary	Customer contact management center	23,895	June 2005
Edinburgh, Scotland	Customer contact management center/	35,870	October 2019
	Office /Headquarters	17,830	March 2006
LaAurora, Heredia, Costa Rica (two)	Customer contact management centers	131,890	September 2023
San Salvador, El Salvador	Customer contact management center	32,600	November 2023
Toronto, Ontario, Canada	Customer contact management center	14,600	December 2006
North Bay, Ontario, Canada	Customer contact management center (3)	5,571	March 2005
Sudbury, Ontario, Canada	Customer contact management center (3)	2,048	December 2007
Moncton, New Brunswick, Canada	Customer contact management center(3)	11,331	February 2009
Barthuste, New Brunswick	Customer contact management center(3)	1,856	December 2007
Turku, Finland	Customer contact management center	12,500	February 2006
Bochum, Germany	Customer contact management center	43,226	July 2006
Pasewalk, Germany	Customer contact management center	41,900	March 2007
Wilhelmshaven, Germany (two)	Customer contact management centers	86,205	March 2009
Bangalore, India	Customer contact management center (4)	94,727	May 2005
Makati City, The Philippines	Customer contact management center	101,254	December 2005
		136,895	March 2023
Mandaue City, The Philippines	Customer contact management center	67,742	February 2023
Johannesburg, South Africa	Customer contact management center	98,967	March 2025
Pasig City, The Philippines	Customer contact management center	127,448	December 2023
Quezon City, The Philippines	Customer contact management center	80,137	May 2024
Ed, Sweden	Customer contact management center	44,000	October 2009
Sveg, Sweden	Customer contact management center	35,100	November 2019
Shanghai, The Peoples Republic of China	Customer contact management center	33,000	October 2005
Prato, Italy	Customer contact management center	10,000	October 2022
Shannon, Ireland	Customer contact management center	66,000	April 2013
Lugo, Spain	Customer contact management center	27,703	June 2005
La Coruña, Spain	Customer contact management center	32,290	December 2024
Kosice, Slovakia	Customer contact management center	11,193	December 2024
Galashiels, Scotland	Fulfillment center	126,700	Company owned
Upplands Vasby, Sweden	Fulfillment center and Sales office	23,498	October 2007
Turku, Finland	Fulfillment center	26,000	March 2006
Frankfurt, Germany	Sales office	1,700	September 2005
Bangalore, India	Technology development services	1,500	January 2006

(3)	Considered part of the Toronto, Ontario, Canada customer contact management center.

(4)	Lease assigned effective May 2005.

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
     Below is a summary of stock repurchases for the quarter ended December 31, 2004 (in thousands, except average price per share). See Note 17, Earnings Per Share, to the Consolidated Financial Statements for information regarding our stock repurchase program.

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

Item 6. Selected Financial Data
     The following selected financial data has been derived from our consolidated financial statements, as restated (see Note 2 to the consolidated financial statements). The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and related notes.

		Years Ended December 31,
(In thousands, except per share data)	2004	2003	2002	2001	2000

INCOME STATEMENT DATA (8):

Revenues	$466,713	$480,359	$452,737	$496,722	$603,606
Income (loss) from operations (1,2,3,5,6)	12,597	11,368	(11,295)	(360)	(12,308)
Net income (loss) (1,2,3,4,5,6,7)	10,814	9,305	(18,631)	409	46,787
Net income (loss) per basic share (1,2,3,4,5,6,7)	0.27	0.23	(0.46)	0.01	1.13
Net income (loss) per diluted share (1,2,3,4,5,6,7)	0.27	0.23	(0.46)	0.01	1.13

BALANCE SHEET DATA (8):

Total assets	312,526	318,175	296,841	309,780	357,954
Long-term debt, less current installments	—	—	—	—	8,759
Shareholders’ equity	210,035	200,832	182,345	191,212	195,892

(1)	The amounts for 2004 include a $7.1 million net gain on the sale of facilities, a $5.4 million net gain on insurance settlement, a $0.1 million reversal of restructuring and other charges and $0.7 million of charges associated with the impairment of long-lived assets.

(2)	The amounts for 2003 include a $2.1 million net gain on the sale of facilities and a $0.6 million reversal of restructuring and other charges.

(3)	The amounts for 2002 include $20.8 million of restructuring and other charges, $1.5 million of charges associated with the impairment of long-lived assets and a $1.6 million net gain on the sale of facilities.

(4)	The amounts for 2002 include $13.8 million of charges associated with the litigation settlement.

(5)	The amounts for 2001 include $14.6 million of restructuring and other charges and $1.5 million of charges associated with the impairment of long-lived assets.

(6)	The amounts for 2000 include $7.8 million of compensation expense related to payments made to certain SHPS, Incorporated (“SHPS”) option holders as part of the sale of a 93.5% ownership interest in SHPS that occurred on June 30, 2000 and $30.5 million of restructuring and other charges.

(7)	The amounts for 2000 include an $84.0 million gain from the sale of a 93.5% ownership interest in SHPS that occurred on June 30, 2000 and a gain of $0.7 million related to the sale of a small Canadian operation that sold roadside assistance memberships for which we provide customer support.

(8)	Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following should be read in conjunction with the Consolidated Financial Statements, as restated, and the notes thereto that appear elsewhere in this document. As discussed in the explanatory statement at the front of this report, and also in Note 2 to the consolidated financial statements included herein, we have restated the consolidated balance sheets as of December 31, 2004 and 2003 and the consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002. The following discussion and analysis compares the year ended December 31, 2004 (“2004”) to the year ended December 31, 2003 (“2003”), and 2003 to the year ended December 31, 2002 (“2002”).
     The following discussion and analysis and other sections of this document contain forward-looking statements that involve risks and uncertainties. Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. Future events and actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis and in this Form 10-K/A for the year ended December 31, 2004 in Item 1 in the section entitled “Factors Influencing Future Results and Accuracy of Forward-Looking Statements.”
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

Quarterly Results
     The following information presents our unaudited quarterly operating results for 2004 and 2003. The data has been prepared on a basis consistent with the Consolidated Financial Statements, as restated, included elsewhere in this Form 10-K/A, and include all adjustments, consisting of normal recurring accruals that we consider necessary for a fair presentation thereof.
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

Contractual Obligations
     The following table summarizes our contractual cash obligations at December 31, 2004, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
		Less Than 1
	Total	Year	1 – 3 Years	4 – 5 Years	After 5 Years
Operating leases (1)	$51,546	$14,375	$14,271	$7,331	$15,569
Accrued restructuring charges (2)	478	478	—	—	—
Purchase obligations (3)	26,819	14,315	12,504	—	—
Other long-term liabilities (4)	21	21	—	—	—

Total contractual cash obligations	$78,864	$29,189	$26,775	$7,331	$15,569

(1)	Amounts represent the expected cash payments of our operating leases as discussed in Note 18 to the Consolidated Financial Statements.

(2)	Amounts represent the expected cash payments in connection with the 2002 and 2000 restructuring plans as discussed in Note 16 to the Consolidated Financial Statements.

(3)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(4)	Other long-term liabilities, which exclude deferred income taxes, represent the expected cash payments due minority shareholders of certain subsidiaries and others.
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
     We believe the following accounting policies are the most critical since these policies require significant judgment or involve complex estimations that are important to the portrayal of our financial condition and operating results:
•	We recognize revenue pursuant to applicable accounting standards, including SEC Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “ Revenue Recognition in Financial Statements,” SAB 104, “Revenue Recognition” and the Emerging Issues Task force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.” SAB 101, as amended, and SAB 104 summarize certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. EITF No. 00-21 provides further guidance on how to account for multiple element contracts.

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

•	We maintain allowances for doubtful accounts of $4.3 million as of December 31, 2004, or 4.8% of receivables, for estimated losses arising from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required which would reduce income from operations.

•	As of December 31, 2004, we had net deferred tax assets of $16.1 million, which is net of a valuation allowance of $30.4 million. We maintain a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized. Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, our estimate of future taxable income and any applicable tax-planning strategies. As of December 31, 2004, we determined the valuation allowance of $30.4 million was necessary to reduce foreign deferred tax assets approximately $20.0 million and US deferred tax assets approximately $10.4 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax assets of $16.1 million is dependent upon future profitability within each tax jurisdiction. As of December 31, 2004, based on our estimates of future taxable income and any applicable tax-planning strategies within these tax jurisdictions, we believe that it is more likely than not that all of these deferred tax assets will be realized. (See Note 14 in the accompanying Consolidated Financial Statements).

•	We hold a 6.5% ownership interest in SHPS, Incorporated which is accounted for at cost of approximately $2.1 million as of December 31, 2004. We will record an impairment charge or loss if we believe the investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

•	We review long-lived assets, which had a carrying value of $88.1 million as of December 31, 2004, including goodwill and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge or loss to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

•	Self-insurance related liabilities of $1.7 million as of December 31, 2004 include estimates for, among other things, projected settlements for known and anticipated claims for worker’s compensation and employee health

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
Item 8. Financial Statements and Supplementary Data
     The financial statements and supplementary data required by this item are located beginning on page 50 and page 29 of this report, respectively.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
     None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     As of December 31, 2004, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s evaluation of the effectiveness of the design and operation of disclosure controls and procedures, including the identification of a material weakness in the Company’s internal control over financial reporting, lead the Company to conclude that as of December 31, 2004, our disclosure controls and procedures were not effective at the reasonable assurance level.
Management’s Report On Internal Control Over Financial Reporting (as revised)
     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In the Company’s 2004 annual report on Form 10-K, filed on March 23, 2005, management of the Company included Management’s Report on Internal Control Over Financial Reporting, which expressed a conclusion by management that as of December 31, 2004, the Company’s internal control over financial reporting was effective. As a result of the restatement of its financial statements, as described further in Note 2 to the consolidated financial statements, management has concluded that a material weakness in internal control over financial reporting existed as of December 31, 2004 and, accordingly, has revised its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.
     A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Due to the circumstances described in Note 2 to the consolidated financial statements, management has concluded that a material weakness existed in the Company’s design of the existing controls as of December 31, 2004 as defined under standards established by the Public Company Accounting Oversight Board. Specifically, the material weakness related to the Company’s design of controls surrounding the review of non-U.S. non-routine contracts to ensure that such contracts are recorded in accordance with generally accepted accounting principles in the United States. In making this assessment, the Company used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this identified material weakness, an error in accounting for the classification of deferred revenue, as more fully explained in Note 2 to the Consolidated Financial Statements, as of December 31, 2004 occurred and was not detected by the Company. As a result, we performed additional reviews and analysis to ensure the consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
     We determined that, because of the material weakness described above, as of December 31, 2004, the Company’s internal control over financial reporting was not effective, solely as a result of the material weakness described above.
     Our independent registered public accounting firm has issued its attestation report on our revised assessment of our internal control over financial reporting.
Changes In Internal Control Over Financial Reporting
     There were no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As previously described, in 2005, the Company identified a material weakness in the Company’s internal control over financial reporting and, as described below, the Company will make changes to its internal control over financial reporting during the fourth quarter of 2005 that are intended to remediate such weakness, including the establishment of additional controls to improve the design of internal controls with respect to accounting for non-U.S. non-routine contracts.
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
     Management believes that this change in the design of internal controls will strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will remediate the material weakness that the Company identified in its internal control over financial reporting as of December 31, 2004. We have discussed this material weakness and our remediation program with our Audit Committee.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Sykes Enterprises, Incorporated
Tampa, Florida
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as revised), as included in Item 9A, Controls and Procedures, that Sykes Enterprises, Incorporated and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our report dated March 22, 2005, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified material misstatements in its 2004 annual and interim financial statements, which caused such annual and interim financial statements to be restated. Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 expressed herein is different from that expressed in our previous report.
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s revised assessment: The Company did not adequately design controls surrounding the review of non-U.S. non-routine contracts to provide reasonable assurance that such contracts are recorded in accordance with accounting principles generally accepted in the United States. This material weakness resulted in the restatement of the Company’s previously issued annual and interim financial statements as described more fully in Note 2 to the consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2004, of the Company and this report does not affect our report on such restated financial statements.
In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We do not express an opinion or any other form of assurance on management’s statements regarding the remediation of the material weakness included in paragraph three of Management’s Report on Internal Control over Financial Reporting (as revised).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 22, 2005 (December 19, 2005 as to the effects of the restatement described in Note 2 to the financial statements) expresses an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph relating to the restatement described in Note 2 to the financial statements.
/s/ Deloitte & Touche LLP
Certified Public Accountants
Tampa, Florida
March 22, 2005 (December 19, 2005 as to the effect of the
material weakness described in Management’s Report on
Internal Control Over Financial reporting (as revised))

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

PART IV
Item 15. Exhibits and Financial Statement Schedule
The following documents are filed as part of this report:
(1) Consolidated Financial Statements
          The Index to Consolidated Financial Statements is set forth on page 48 of this report.
(2) Financial Statements Schedule
          Schedule II — Valuation and Qualifying Accounts is set forth on page 81 of this report.
(3) Exhibits:

Exhibit
Number	Exhibit Description

2.1	Articles of Merger between Sykes Enterprises, Incorporated, a North Carolina Corporation, and Sykes Enterprises, Incorporated, a Florida Corporation, dated March 1, 1996. (1)

2.2	Articles of Merger between Sykes Enterprises, Incorporated and Sykes Realty, Inc. (1)

2.3	Shareholder Agreement dated December 11, 1997, by and among Sykes Enterprises, Incorporated and HealthPlan Services Corporation. (2)

2.4	Stock Purchase Agreement, dated September 1, 1998, between Sykes Enterprises, Incorporated and HealthPlan Services Corporation. (4)

2.5	Merger Agreement, dated as of June 9, 2000, among Sykes Enterprises, Incorporated, SHPS, Incorporated, Welsh Carson Anderson and Stowe, VIII, LP (“WCAS”) and Slugger Acquisition Corp. (11)

2.6	Share Purchase Agreement, dated as of March 1, 2005, among Sykes Canada Corporation and the shareholders of Kelly, Luttmer & Associates Ltd and 765448 Alberta Limited. (27)

3.1	Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (5)

3.2	Articles of Amendment to Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (6)

3.3	Bylaws of Sykes Enterprises, Incorporated, as amended. (27)

4.1	Specimen certificate for the Common Stock of Sykes Enterprises, Incorporated. (1)

10.1	1996 Employee Stock Option Plan. (1)*

10.2	Amended and Restated 1996 Non-Employee Director Stock Option Plan. (12)*

10.3	1996 Non-Employee Directors’ Fee Plan. (1)*

10.4	2004 Non-Employee Directors’ Fee Plan. (23)*

10.5	Form of Split Dollar Plan Documents. (1)*

10.6	Form of Split Dollar Agreement. (1)*

10.7	Form of Indemnity Agreement between Sykes Enterprises, Incorporated and directors & executive officers. (1)

10.8	Tax Indemnification Agreement between Sykes Enterprises, Incorporated and John H. Sykes. (1)*

10.9	1997 Management Stock Incentive Plan. (3)*

Exhibit
Number	Exhibit Description

10.10	1999 Employees’ Stock Purchase Plan. (7)*

10.11	2000 Stock Option Plan. (8)*

10.12	2001 Equity Incentive Plan. (13)*

10.13	Deferred Compensation Plan (27)*

10.14	2004 Non-Employee Director Stock Option Plan (21)*

10.15	Amended and Restated Executive Employment Agreement dated as of October 1, 2001 between Sykes Enterprises, Incorporated and John H. Sykes. (15)*

10.16	Founder’s Retirement and Consulting Agreement dated December 10, 2004 between Sykes Enterprises, Incorporated and John H. Sykes. (24)*

10.17	Stock Option Agreement dated as of January 8, 2002, between Sykes Enterprises, Incorporated and John H. Sykes. (15)*

10.18	Employment Agreement dated as of January 1, 2004, between Sykes Enterprises, Incorporated and Charles E. Sykes. (20)*

10.19	Amendment Number 1 to Exhibit “A” of the Employment Agreement between Sykes Enterprises, Incorporated and Charles E. Sykes dated January 1, 2004. (23)*

10.20	Employment Agreement dated as of August 1, 2004 between Sykes Enterprises, Incorporated and Charles E. Sykes. (27) *

10.21	Stock Option Agreement dated as of March 15, 2002 between Sykes Enterprises, Incorporated and Charles E. Sykes. (16)*

10.22	Stock Option Agreement (Performance Accelerated Option) dated as of March 15, 2002 between Sykes Enterprises, Incorporated and Charles E. Sykes. (16)*

10.23	Employment Agreement dated as of March 6, 2000 between Sykes Enterprises, Incorporated and David L. Grimes. (9)*

10.24	Employment Separation Agreement dated November 10, 2000 between Sykes Enterprises, Incorporated and David L. Grimes. (10)*

10.25	Amended and Restated Employment Agreement dated as of October 1, 2001, between Sykes Enterprises, Incorporated and W. Michael Kipphut. (15) *

10.26	Employment Agreement dated as of March 6, 2004, between Sykes Enterprises, Incorporated and W. Michael Kipphut. (23)*

10.27	Employment Agreement dated as of March 6, 2005, between Sykes Enterprises, Incorporated and W. Michael Kipphut. (26)*

10.28	Stock Option Agreement dated as of October 1, 2001, between Sykes Enterprises, Incorporated and W. Michael Kipphut. (15)*

10.29	Employment Agreement dated as of March 5, 2004, between Sykes Enterprises, Incorporated and Jenna R. Nelson. (20)*

10.30	Stock Option Agreement dated as of March 11, 2002 between Sykes Enterprises, Incorporated and Jenna R. Nelson. (16)*

10.31	Employment Agreement dated as of March 5, 2004, between Sykes Enterprises, Incorporated and Gerry L. Rogers. (20)*

Exhibit
Number	Exhibit Description

10.32	Independent Subcontractor Agreement dated as of July 27, 2004 between Sykes Enterprises, Incorporated and Gerry L. Rogers. (27)*

10.33	First Amendment to Independent Subcontractor Agreement dated as of July 27, 2004 between Sykes Enterprises, Incorporated and Gerry L. Rogers. (27)*

10.34	Stock Option Agreement dated as of March 11, 2002 between Sykes Enterprises, Incorporated and Gerry Rogers. (16)*

10.35	Employment Agreement dated as of April 1, 2003, between Sykes Enterprises, Incorporated and James T. Holder. (20)*

10.36	Stock Option Agreement dated as of October 1, 2001, between Sykes Enterprises, Incorporated and James T. Holder. (15)*

10.37	Amended and Restated Employment Agreement dated as of March 6, 2002, between Sykes Enterprises, Incorporated and Harry A. Jackson, Jr. (15)*

10.38	Employment Separation Agreement, Waiver and Release dated as of June 9, 2003 between Sykes Enterprises, Incorporated and Harry A. Jackson, Jr. (19)*

10.39	Stock Option Agreement dated as of March 6, 2002 between Sykes Enterprises, Incorporated and Harry A. Jackson, Jr. (16)*

10.40	Stock Option Agreement dated as of December 23, 2002 between Sykes Enterprises, Incorporated and Harry A. Jackson, Jr. (18)*

10.41	Employment Agreement dated as of April 1, 2003, between Sykes Enterprises, Incorporated and William N. Rocktoff. (20)*

10.42	Stock Option Agreement dated as of March 18, 2002 between Sykes Enterprises, Incorporated and William Rocktoff. (16)*

10.43	Stock Option Agreement dated as of March 18, 2002 between Sykes Enterprises, Incorporated and William Rocktoff. (16)*

10.44	Employment Separation Agreement dated as of November 5, 2001, between Sykes Enterprises, Incorporated and Mitchell Nelson. (15)*

10.45	Employment Agreement dated as of September 2, 2003, between Sykes Enterprises, Incorporated and James C. Hobby. (20)*

10.46	Employment Agreement dated as of January 3, 2005 between Sykes Enterprises, Incorporated and James Hobby, Jr. (25)*

10.47	Employment Agreement dated as of October 6, 2003, between Sykes Enterprises, Incorporated and Daniel L. Hernandez. (20)*

10.48	Employment Agreement dated as of June 15, 2004 between Sykes Enterprises, Incorporated and David L. Pearson. (23)*

10.49	Senior Revolving Credit Facility between SunTrust, Wachovia and BNP Paribas and Sykes Enterprises, Incorporated dated as of April 5, 2002 and Schedule I-1. (16)

10.50	Amendment No. 1 to Revolving Credit Agreement without exhibits between Sun Trust, Wachovia and BNP Paribas and Sykes Enterprises, Incorporated dated as of September 30, 2002. (17)

10.51	Amendment No. 2 to Revolving Credit Agreement between SunTrust Bank, Wachovia Bank and BNP Paribas and Sykes Enterprises, Incorporated dated as of June 30, 2003. (19)

Exhibit
Number	Exhibit Description

10.52	Credit Agreement Among Sykes Enterprises, Incorporated and Keybank National Association and BNP Paribas dated March 15, 2004. (22)

10.53	Amendment No. 1 to Credit Agreement Among Sykes Enterprises, Incorporated and Keybank National Association and BNP Paribas dated October 18, 2004. (27)

14.1	Code of Ethics (21)

21.1	List of subsidiaries of Sykes Enterprises, Incorporated. (27)

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney relating to subsequent amendments (included on the signature page of this report).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to Section 1350.

*	Indicates management contract or compensatory plan or arrangement

(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-2324) and incorporated herein by reference.

(2)	Filed as Exhibit 2.12 to the Registrant’s Form 10-K filed with the Commission on March 16, 1998, and incorporated herein by reference.

(3)	Filed as Exhibit 10 to the Registrant’s Form 10-Q filed with the Commission on July 28, 1998, and incorporated herein by reference.

(4)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 25, 1998, and incorporated herein by reference.

(5)	Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed with the Commission on October 23, 1997, and incorporated herein by reference.

(6)	Filed as Exhibit 3.2 to the Registrant’s Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.

(7)	Filed as Exhibit 10.19 to the Registrant’s Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.

(8)	Filed as Exhibit 10.23 to the Registrant’s Form 10-K filed with the Commission on March 29, 2000, and incorporated herein by reference.

(9)	Filed as Exhibit 10.3 to the Registrant’s Form 10-K filed with the Commission on March 29, 2000, and incorporated herein by reference.

(10)	Filed as Exhibit 10.29 to the Registrant’s Form 10-K filed with the Commission on March 27, 2001, and incorporated herein by reference.

(11)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 17, 2000, and incorporated herein by reference.

(12)	Filed as Exhibit 10.12 to Registrant’s Form 10-Q filed with the Commission on May 7, 2001, and incorporated herein by reference.

(13)	Filed as Exhibit 10.32 to Registrant’s Form 10-Q filed with the Commission on May 7, 2001, and incorporated herein by reference.

(14)	Filed as Exhibit 10.33 to Registrant’s Form 10-Q filed with the Commission on August 14, 2001, and incorporated herein by reference.

(15)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 15, 2002, and incorporated herein by reference

(16)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on May 10, 2002, and incorporated herein by reference.

(17)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on November 14, 2002, and incorporated herein by reference.

(18)	Filed as an Exhibit to Registrant’s Form 10-K filed with the (18) Commission on March 24, 2003, and incorporated herein by reference.

(19)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on August 11, 2003, and incorporated herein by reference.

(20)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 10, 2004, and incorporated herein by reference.

(21)	Filed as an Exhibit to Registrant’s Proxy Statement for the 2004 annual meeting of shareholders filed with the Commission April 6, 2004.

(22)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 29, 2004, and incorporated herein by reference.

(23)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on August 9, 2004, and incorporated herein by reference.

(24)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2004, and incorporated herein by reference.

(25)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2005, and incorporated herein by reference.

(26)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 8, 2005, and incorporated herein by reference.

(27)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 23, 2005, and incorporated herein by reference.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 22nd day of December 2005.

SYKES ENTERPRISES, INCORPORATED (Registrant)

By:	/s/ W. Michael Kipphut

W. Michael Kipphut,
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Sykes Enterprises, Incorporated
Tampa, Florida
We have audited the accompanying consolidated balance sheets of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sykes Enterprises, Incorporated and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, (December 19, 2005 as to the effect of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (as revised)) expresses an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
As discussed in Note 2, the accompanying consolidated financial statements have been restated.
/s/ Deloitte & Touche LLP
Certified Public Accountants
Tampa, Florida
March 22, 2005 (December 19, 2005 as to the effects of the restatement discussed in Note 2)

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2004	2003
	Restated	Restated
(In thousands, except per share data)	(Note 2)	(Note 2)
ASSETS

Current assets:
Cash and cash equivalents	$93,868	$92,085
Receivables, net	90,661	82,415
Prepaid expenses and other current assets	11,219	13,428
Assets held for sale	9,742	—

Total current assets	205,490	187,928
Property and equipment, net	82,891	107,194
Goodwill, net	5,224	5,085
Deferred charges and other assets	18,921	17,968

	$312,526	$318,175

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current installments of long-term debt	$—	$87
Accounts payable	13,693	17,706
Accrued employee compensation and benefits	30,316	30,869
Deferred grants related to assets held for sale	6,740	—
Income taxes payable	2,965	4,921
Deferred revenue	22,952	23,507
Other accrued expenses and current liabilities	9,386	9,718

Total current liabilities	86,052	86,808
Deferred grants	13,921	27,369
Deferred revenue	—	836
Other long-term liabilities	2,518	2,330

Total liabilities	102,491	117,343

Commitments and contingencies (Note 18)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 43,832 and 43,771 issued	438	438
Additional paid-in capital	163,885	163,511
Retained earnings	92,327	81,513
Accumulated other comprehensive income (loss)	4,871	(208)

	261,521	245,254
Treasury stock at cost: 4,644 shares and 3,557 shares	(51,486)	(44,422)

Total shareholders’ equity	210,035	200,832

	$312,526	$318,175

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

See accompanying notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2004	2003	2002
	Restated	Restated	Restated
(In thousands)	(Note 2)	(Note 2)	(Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,814	$9,305	$(18,631)
Depreciation and amortization	30,237	30,125	34,338
Impairment of long-lived assets	690	—	1,475
Restructuring and other charges (reversals)	(113)	(646)	20,814
Litigation settlement, including cash paid of $13.4 million	—	—	13,800
Deferred income tax (benefit) provision	648	(1,056)	(8,605)
Tax benefit from stock options	32	228	226
Net gain on disposal of property and equipment	(6,915)	(1,595)	(945)
Net gain on insurance settlement	(5,378)	—	—
Termination costs associated with exit activities	1,684	—	—
Bad debt expense	267	441	1,472
Foreign exchange gain on liquidation of foreign entity	(680)	—	—
Changes in assets and liabilities:
Receivables	(8,699)	(2,939)	20,891
Prepaid expenses and other current assets	357	(875)	2,403
Deferred charges and other assets	491	(1,374)	242
Accounts payable	(4,797)	1,940	(2,134)
Income taxes receivable/payable	1,446	9,057	2,122
Accrued employee compensation and benefits	(1,698)	(5,141)	(2,038)
Other accrued expenses and current liabilities	(1,372)	(3,113)	(18,052)
Deferred revenue	(2,931)	(136)	(3,946)
Other long-term liabilities	(348)	3	(121)

Net cash provided by operating activities	13,735	34,224	43,311

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(25,665)	(29,273)	(20,203)
Acquisition of intangible assets	—	—	(1,901)
Proceeds from sale of facilities	9,663	2,411	2,000
Proceeds from sale of property and equipment	99	212	244
Proceeds from insurance settlement	6,940	—	—

Net cash used for investing activities	(8,963)	(26,650)	(19,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns under revolving line of credit agreements	—	(1,600)	—
Borrowings under revolving line of credit agreements	—	1,600	—
Payments of long-term debt	(86)	(45)	(42)
Borrowings under long-term debt	—	71	—
Proceeds from issuance of stock	342	1,169	986
Purchase of treasury stock	(7,064)	(3,108)	(559)

Net cash (used for) provided by financing activities	(6,808)	(1,913)	385

Effects of exchange rates on cash	3,819	6,944	5,642

Net increase in cash and cash equivalents	1,783	12,605	29,478
CASH AND CASH EQUIVALENTS — BEGINNING	92,085	79,480	50,002

CASH AND CASH EQUIVALENTS — ENDING	$93,868	$92,085	$79,480

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$430	$460	$1,155
Cash paid during the year for income taxes	$11,216	$9,708	$10,531
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
     Recognition of Revenue — Revenue is recognized pursuant to applicable accounting standards, including Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements", SAB 104, “Revenue Recognition", and the Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables". SAB 101, as amended, and SAB 104 summarize certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. EITF No. 00-21 provides further guidance on how to account for multiple element contracts.
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
     Property and Equipment — Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Improvements to leased premises are amortized over the shorter of the related lease term or the estimated useful lives of the improvements. Cost and related accumulated depreciation on assets retired or disposed of are removed from the accounts and any gains or losses resulting therefrom are credited or charged to income. Depreciation expense was $32.3 million, $33.0 million and $36.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. (See Note 1, Deferred Grants, for amortization, which is shown net of depreciation.) Property and equipment includes $0.1 million, $3.5 million and $0.7 million of additions included in accounts payable at December 31, 2004, 2003 and 2002, respectively. Accordingly, non-cash transactions have been excluded from the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002, respectively.
     The Company capitalizes certain costs incurred to internally develop software upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility were expensed as incurred. Capitalized internally developed software costs, net of accumulated amortization, were $0.7 million and $0.6 million at December 31, 2004 and 2003, respectively.
     The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets.
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
     Investment in SHPS — The Company has a 6.5% remaining ownership interest in SHPS, Incorporated (“SHPS”) that is accounted for at cost. At December 31, 2004 and 2003, the carrying value of this investment was $2.1 million and is included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets. (See Note 9.) Fair value is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and it is not practicable to estimate the fair value of the investment without incurring excessive costs. We will record an impairment charge or loss if we believe the investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.
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
     Deferred Revenue — The Company invoices certain contracts in advance. The deferred revenue is earned over the service periods of the respective contracts, which range from six months to seven years. Deferred revenue also includes estimated penalties and holdbacks for failure to meet specified minimum service levels in certain contracts and other performance based contingencies. Deferred revenue included in current liabilities in the accompanying Consolidated Balance Sheets represents the amounts for services to be performed during the next ensuing twelve-month period and the amounts for services provided under contracts that contain short-term cancellation and refund provisions.
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

     In accordance with APB No. 25, as discussed in Note 20, Stock Options and Common Stock Units, the Company applies variable plan accounting for grants of common stock units issued under the 2004 Non-Employee Director Fee Plan and recognizes compensation cost over the vesting period.
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
Note 2 — Restatement
     On November 11, 2005, the Company determined that certain deferred revenues should be classified as current liabilities rather than long-term liabilities in the Company’s Consolidated Financial Statements. The deferred revenues relate to various contracts in the Company’s Canadian roadside assistance program for which the Company is prepaid for roadside assistance services that are generally carried out over a twelve-month or longer period. Accordingly, previously issued financial statements as presented herein have been restated to correct the classification of deferred revenue and the related deferred income taxes. Net Cash provided by Operating Activities for the years ended December 31, 2004, 2003 and 2002 were not impacted by the corrections of deferred revenue and the related deferred income taxes. However, cash flows in the amounts of $0.5 million and $0.4 million have been reclassified within operating cash flows from “Prepaid expenses and other current assets” to “Deferred charges and other assets” for the years ended December 31, 2004 and 2002, respectively, and from “Deferred charges and other assets” to “Prepaid expenses and other current assets” for the year ended December 31, 2003 in the amount of $0.6 million.
A summary of the effects of the restatement on the Financial Statements as of December 31, 2004 and 2003 is presented below (in thousands):

	December 31, 2004			December 31, 2003
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Cash and cash equivalents	$93,868		$93,868	$92,085		92,085
Receivables, net	90,661		90,661	82,415		82,415
Prepaid expenses and other current assets	9,126	$2,093	11,219	11,813	$1,615	13,428
Assets held for sale	9,742		9,742	—		—

Total current assets	203,397	2,093	205,490	186,313	1,615	187,928

Property and equipment, net	82,891		82,891	107,194		107,194
Goodwill, net	5,224		5,224	5,085		5,085
Deferred charges and other assets	21,014	(2,093)	18,921	19,583	(1,615)	17,968

	$312,526	$—	$312,526	$318,175	$—	$318,175

Current installments of Long-term debt	$—		$—	$87		$87
Accounts payable	13,693		13,693	17,706		17,706
Accrued employee compensation and benefits	30,316		30,316	30,869		30,869
Deferred grants related to Assets held for sale	6,740		6,740	—		—
Income taxes payable	2,965		2,965	4,921		4,921
Deferred revenue	—	$22,952	22,952	—	$23,507	23,507
Other accrued expenses and current liabilities	13,284	(3,898)	9,386	14,226	(4,508)	9,718

Total current liabilities	66,998	19,054	86,052	67,809	18,999	86,808
Deferred grants	13,921		13,921	27,369		27,369
Deferred revenue	19,054	(19,054)	—	19,835	(18,999)	836
Other long-term liabilities	2,518		2,518	2,330		2,330

Total liabilities	102,491	—	102,491	117,343	—	117,343
Total shareholders’ equity	210,035	—	210,035	200,832	—	200,832

	$312,526	$—	$312,526	$318,175	$—	$318,175

Note 3. Acquisitions and Dispositions
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

Note 4. Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company’s credit concentrations are limited due to the wide variety of customers and markets in which the Company’s services are sold, with the exception of two major customers as discussed in Note 21.
Note 5. Receivables
     Receivables consist of the following (in thousands):

	December 31,
	2004	2003

Trade accounts receivable	$89,950	$77,190
Income taxes receivable	3,255	6,396
Other	1,749	3,071

	94,954	86,657
Less allowance for doubtful accounts	4,293	4,242

	$90,661	$82,415

Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2004	2003

Deferred tax asset (Note 14)	$4,419	$5,927
Prepaid maintenance	2,080	2,775
Inventory, at cost	1,334	1,089
Prepaid rent	1,086	1,273
Prepaid insurance	560	588
Prepaid telephone	499	132
Prepaid other	1,241	1,644

	$11,219	$13,428

Note 7. Assets Held for Sale
     Assets held for sale at four customer contact management centers in the United States consist of the following (in thousands):

	December 31,
	2004	2003

Land	$1,352	$—
Buildings and leasehold improvements	9,124	—
Equipment, furniture and fixtures	7,931	—
Capitalized software development costs	114	—

	18,521	—
Less accumulated depreciation	8,779	—

	$9,742	$—

     The carrying value of these assets is offset by the related deferred grants of $6.7 million as of December 31, 2004 and included in “Deferred grants related to assets held for sale” in the accompanying Consolidated Balance Sheet.

Note 8. Property and Equipment
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
Note 9. Deferred Charges and Other Assets
     Deferred charges and other assets consist of the following (in thousands):

	December 31,
	2004	2003

Non-current deferred tax asset (see Note 14)	$14,225	$13,334
Investment in SHPS, Incorporated, at cost	2,089	2,089
Other	2,607	2,545

	$18,921	$17,968

Note 10. Accrued Employee Compensation and Benefits
     Accrued employee compensation and benefits consist of the following (in thousands):

	December 31,
	2004	2003

Accrued compensation	$14,582	$12,768
Accrued vacation	6,754	7,676
Accrued employment taxes	5,498	5,874
Other	3,482	4,551

	$30,316	$30,869

Note 11. Other Accrued Expenses and Current Liabilities
     Other accrued expenses and current liabilities consist of the following (in thousands):

	December 31,
	2004	2003

Accrued legal and professional fees	$2,981	$2,307
Accrued roadside assistance claim costs	1,417	1,182
Accrued telephone charges	1,088	1,179
Accrued rent	610	501
Accrued restructuring charges (see Note 16)	285	887
Accrued property taxes	209	552
Other	2,796	3,110

	$9,386	$9,718

Note 12. Long-Term Debt
     Long-term debt consists of the following (in thousands):

	December 31,
	2004	2003

Notes payable and capital leases, principal and interest payable in monthly installments through December 2004, interest at varying rates up to 19.0%, collateralized by certain equipment	$—	$87

Total debt	—	87
Less current portion	—	87

Long-term debt	$—	$—

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
Note 13. Accumulated Other Comprehensive Income (Loss )
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
Note 14. Income Taxes
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

     The reconciliation of income tax provision (benefit) computed at the U.S. federal statutory tax rate to the Company’s effective income tax provision (benefit) is as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002

Tax at U.S. statutory rate	$5,551	$4,885	$(8,556)
State income taxes, net of federal tax benefit	(350)	(438)	(980)
Tax holidays	(1,918)	(2,763)	(1,393)
Change in valuation allowance, net of related adjustments	1,189	5,595	4,615
Foreign rate differential	(1,654)	2,529	(181)
Permanent differences	1,789	143	680
Income tax credits	—	(391)	—
Foreign withholding and other taxes	879	520	—
Other	(439)	(371)	—

Total provision (benefit) for income taxes	$5,047	$4,651	$(5,815)

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

     The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2004 and 2003, respectively, are presented below (in thousands):

	December 31,
	2004	2003
	(Restated)
Deferred tax assets:
Accrued expenses	$3,223	$5,705
Net operating loss and tax credit carryforwards	44,029	35,692
Depreciation and amortization	10,198	19,471
Deferred revenue	2,393	1,561
Valuation allowance	(30,391)	(30,582)
Other	—	1,620

	29,452	33,467

Deferred tax liabilities:
Accrued liabilities	(2,073)	(1,445)
Depreciation and amortization	(8,774)	(12,745)
Deferred statutory income	(2,500)	(2,263)
Other	—	(98)

	(13,347)	(16,551)

Net deferred tax assets	$16,105	$16,916

Classified as follows:
Current assets (Prepaid expenses and other) (Note 6)	$4,419	$5,927
Non-current assets (Deferred charges and other) (Note 9)	14,225	13,334
Current liabilities (Other accrued expenses)	(42)	(18)
Non-current liabilities (Other long-term liabilities)	(2,497)	(2,327)

Net deferred tax assets	$16,105	$16,916

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
Note 15. Termination Costs Associated With Exit Activities
     During the first quarter of 2004, the Company determined to reduce costs by consolidating and closing two European customer contact management centers in Germany. The plan was substantially completed by the end of the second quarter of 2004. In connection with these closures, the Company terminated 240 employees and accrued over their remaining service period, an estimated liability for termination costs of $1.7 million based on the fair value as of the termination date, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities". Termination costs of $1.7 million are included in “Direct salaries and related costs” in the accompanying 2004 Consolidated Statement of Operations. Cash payments totaled $1.7 million during the year ended December 31, 2004.
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
Note 16. Restructuring and Other Charges
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

     The following tables summarize the 2002 plan accrued liability for restructuring and other charges and related activity in 2004, 2003 and 2002 (in thousands):

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	December 31,
	2004	Outlays	Changes(2)	2004 (1)

Severance and related costs	$106	$—	$—	$106
Lease termination costs	342	(301)	(41)	—
Other restructuring costs	545	(188)	(72)	285

	$993	$(489)	$(113)	$391

	Balance at		Other		Balance at
	January 1,	Cash	Non-Cash		December 31,
	2003	Outlays	Changes		2003 (1)

Severance and related costs	$4,696	$(3,816)	$(774	) (3)	$106
Lease termination costs	1,827	(1,585)	100	(4)	342
Other restructuring costs	1,852	(1,512)	205	(5)	545

	$8,375	$(6,913)	$(469)		$993

	Balance at			Other	Balance at
	January 1,	2002	Cash	Non-Cash	December 31,
	2002	Charges	Outlays	Changes	2002

Severance and related costs	$—	$5,012	$(316)	$—	$4,696
Lease termination costs	—	1,827	—	—	1,827
Write-down of property, equipment and capitalized costs	—	12,017	—	(12,017)	—
Other restructuring costs	—	1,958	(106)	—	1,852

	$—	$20,814	$(422)	$(12,017)	$8,375

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets, except $0.1 million of severance and related costs which is included in “Accrued employee compensation and benefits.”

(2)	During 2004, the Company reversed $0.1 million related to the remaining lease termination and closing costs for two of its European customer contact management centers and one European fulfillment center.

(3)	During 2003, the Company reversed $0.8 million of the severance accrual related to the final termination settlement for the closure of two of its European customer contact management centers and one European fulfillment center.

(4)	During 2003, the Company recorded $0.1 million in additional lease termination costs primarily related to the final settlement of the lease for one of its European customer contact management centers.

(5)	During 2003, the Company recorded $0.3 million in additional site closure costs related to one of its European customer contact management centers offset by $0.1 million for the reversal of the remaining site closure costs for its Galashiels, Scotland print facility and its Scottsbluff, Nebraska facility, which were both sold in 2003.
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
Note 17. Earnings Per Share
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
Note 18. Commitments and Contingencies
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
Note 19. Employee Benefit Plan
     The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matched 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company contribution was $0.5 million, $0.8 million (including $0.2 million to reimburse the 401(k) plan for commissions previously paid to a member of the Company’s Board of Directors as discussed in Note 22), and $0.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.
Note 20. Stock Options and Common Stock Units
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
     Non-Employee Director Fee Plan — In May 2004, the Board of Directors approved a new Non-Employee Director Fee Plan (the “Plan”), subject to shareholder approval at the 2005 Annual Shareholders’ Meeting. The Board of Directors determined that this Plan would replace and supercede the 1996 Non-Employee Director Fee Plan and would be used in lieu of the 2004 Nonemployee Director Stock Option Plan (the “Stock Option Plan”). No options have been awarded under the Stock Option Plan, and none will be awarded if the new Plan is approved by the shareholders at the 2005 annual meeting. The Plan provides that all new non-employee Directors joining the Board receive an initial grant of common stock units (“CSUs”) on the date the new Director is appointed or elected, the number of which will be determined by dividing a dollar amount to be determined from time to time by the Board (initially set at $30,000) by an amount equal to 110% of the average closing prices of the Company’s common stock for the five trading days prior to the date the new Director is appointed or elected. The initial grant of CSUs will vest in three equal installments, one-third on the date of each of the following three annual shareholders’ meetings.
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
Note 21. Segments and Geographic Information
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

     Information about the Company’s reportable segments for the years ended December 31, 2004, 2003 and 2002 is as follows:

			Consolidated
	Americas	EMEA	Other (1)	Total

For the Year Ended December 31, 2004:

Revenues	$283,253	$183,460		$466,713
Depreciation and amortization	22,042	8,195		30,237

Income (loss) from operations before reversal of restructuring and other charges and before impairment of long-lived assets	$30,960	$10,478	$ $(28,264)	$13,174
Reversal of restructuring and other charges			113	113
Impairment of long-lived assets			(690)	(690)

Income from operations				12,597
Other income			3,264	3,264
Provision for income taxes			(5,047)	(5,047)

Net income				$10,814

For the Year Ended December 31, 2003:

Revenues	$321,195	$159,164		$480,359
Depreciation and amortization	21,184	8,941		30,125

Income (loss) from operations before reversal of restructuring and other charges	$31,607	$2,497	$(23,382)	$10,722
Reversal of restructuring and other charges			646	646

Income from operations				11,368
Other income			2,588	2,588
Provision for income taxes			(4,651)	(4,651)

Net income				$9,305

For the Year Ended December 31, 2002:

Revenues	$299,185	$153,552		$452,737
Depreciation and amortization	23,145	11,193		34,338

Income (loss) from operations before restructuring and other charges and before impairment of long-lived assets	$29,627	$2,401	$(21,034)	$10,994
Restructuring and other charges			(20,814)	(20,814)
Impairment of long-lived assets			(1,475)	(1,475)

Loss from operations				(11,295)
Other expense			(13,151)	(13,151)
Benefit for income taxes			5,815	5,815

Net loss				$(18,631)

(1)	Other items (including corporate costs, restructuring and impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three years in the period ended December 31, 2004. The accounting policies of the reportable segments are the same as those described in Note 1, Summary of Accounting Policies, to the accompanying consolidated financial statements. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

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

Note 22. Related Party Transactions
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
Note 23. Retirement of Founder and Chairman
     On August 2, 2004, John H. Sykes publicly announced his resignation and retirement as Chairman and Chief Executive Officer of the Company. Mr. Sykes was employed by the Company pursuant to the Amended and Restated Executive Employment Agreement (the “Employment Agreement”) dated as of October 1, 2001. The Employment Agreement had an initial term of five years, expiring on October 1, 2006, and included automatic one-year extensions unless there was appropriate notice of termination.
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