Form 10-Q/A
period 2005-03-31
SYKES ENTERPRISES INC
filed 2005-12-22
CIK 1010612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
As of April 25, 2005, there were 39,196,635 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries
INDEX

			Page
			No.

	Explanatory Statement		3

Part I.	Financial Information

	Item 1.	Financial Statements and Report of Independent Registered Public Accounting Firm

		Restated Condensed Consolidated Balance Sheets March 31, 2005 and December 31, 2004 (Unaudited)	4

		Condensed Consolidated Statements of Operations Three months ended March 31, 2005 and 2004 (Unaudited)	5

		Condensed Consolidated Statements of Changes in Shareholders’ Equity Three months ended March 31, 2004, nine months ended December 31, 2004 and three months ended March 31, 2005 (Unaudited)	6

		Condensed Consolidated Statements of Cash Flows Three months ended March 31, 2005 and 2004 (Unaudited)	7

		Notes to Condensed Consolidated Financial Statements (Unaudited)	8

		Report of Independent Registered Public Accounting Firm	21

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

	Item 4.	Controls and Procedures	31

Part II.	Other Information

	Item 1.	Legal Proceedings	32

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

	Item 6.	Exhibits	32

Signature			33
Ex-15: Letter regarding unaudited interim financial information
Ex-31.1: Certification of CEO
Ex-31.2: Certification of CFO
Ex-32.1: Certification of CEO
Ex-32.2: Certification of CFO

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q/A
For the Quarter Ended March 31, 2005
EXPLANATORY STATEMENT
On November 11, 2005, Sykes Enterprises, Incorporated (the “Company”) determined that certain deferred revenues should be classified as current liabilities rather than long-term liabilities in the Company’s Consolidated Financial Statements. The deferred revenues relate to various contracts in the Company’s Canadian roadside assistance program for which the Company is prepaid for roadside assistance services that are generally carried out over a twelve-month or longer period. Accordingly, previously issued condensed consolidated financial statements for the quarter ended March 31, 2005 and year ended December 31, 2004 have been restated to correct the classification of deferred revenue and the related deferred income taxes.
This Amendment No. 1 on Form 10-Q/A which amends and restates the Company’s Form 10-Q for the quarter ended March 31, 2005, initially filed with Securities and Exchange Commission (the “SEC”) on May 9, 2005 (the “Original Filing”), is being filed to reflect the restatement of the condensed consolidated financial statements and other financial information of the Company as presented herein. The Company reclassified $19.2 million and $19.0 million of “deferred revenue” from long-term liabilities to current liabilities as of March 31, 2005 and December 31, 2004, respectively. Additionally, the Company reclassified $3.9 million and $3.9 million of deferred revenue from “other accrued expenses and current liabilities” to “deferred revenue” in current liabilities as of March 31, 2005 and December 31, 2004, respectively. Finally, the Company reclassified $2.1 million and $2.1 million of the related “deferred income taxes” from long-term assets to current assets as of March 31, 2005 and December 31, 2004, respectively. See Note 2 to the condensed consolidated financial statements for further details.
For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. This Form 10-Q/A includes such restated condensed consolidated financial statements and related notes thereto and other information related to such restated condensed consolidated financial statements, including revisions to Item 4 of Part II, Controls and Procedures and Item 6 of Part II, Exhibits. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. Pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to include a letter of awareness from the Company’s independent registered public accounting firm and certifications re-executed as of the date of this Form 10-Q/A from the Company’s Chief Executive Officer and Chief Financial Officer. The certifications of the Chief Executive Officer and Chief Financial Officer are included in this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.
Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing (other than the restatement), and such forward looking statements should be read in their historical context.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements and Report of Independent Registered Public Accounting Firm.
Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except per share data)

	March 31,	December 31,
	2005	2004

	Restated	Restated
	(Note 2)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$97,858	$93,868
Receivables, net	87,911	90,661
Prepaid expenses and other current assets	12,517	11,219
Assets held for sale	6,394	9,742

Total current assets	204,680	205,490

Property and equipment, net	80,181	82,891
Goodwill, net	5,815	5,224
Intangibles, net	2,305	—
Deferred charges and other assets	18,907	18,921

	$311,888	$312,526

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,861	$13,693
Accrued employee compensation and benefits	30,445	30,316
Deferred grants related to assets held for sale	4,411	6,740
Income taxes payable	2,739	2,965
Deferred revenue	23,100	22,952
Other accrued expenses and current liabilities	10,703	9,386

Total current liabilities	83,259	86,052

Deferred grants	15,767	13,921
Other long-term liabilities	2,345	2,518

Total liabilities	101,371	102,491

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 43,840 and 43,832 shares issued	438	438
Additional paid-in capital	163,921	163,885
Retained earnings	95,292	92,327
Accumulated other comprehensive income	2,352	4,871

	262,003	261,521
Treasury stock at cost; 4,644 shares and 4,644 shares	(51,486)	(51,486)

Total shareholders’ equity	210,517	210,035

	$311,888	$312,526

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

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2005 and 2004
(Unaudited)

(in thousands)	2005	2004
Cash flows from operating activities:
Net income	$2,965	$244
Depreciation and amortization	7,065	7,901
Deferred income tax (benefit)	—	(2,060)
Net (gain) on disposal of property and equipment	(69)	(2,741)
Termination costs associated with exit activities	187	763
Foreign exchange loss on liquidation of foreign entity	194	—
Reversal of restructuring and other charges	(258)	—
Bad debt expense (recoveries)	23	(24)
Changes in assets and liabilities:
Receivables	2,430	(3,616)
Prepaid expenses and other current assets	(1,399)	(1,798)
Deferred charges and other assets	(18)	(89)
Accounts payable	(1,833)	(1,028)
Income taxes receivable/ payable	(743)	322
Accrued employee compensation and benefits	405	1,340
Other accrued expenses and current liabilities	2,027	(530)
Deferred revenue	423	2,446
Other long-term liabilities	5	(348)

Net cash provided by operating activities	11,404	782

Cash flows from investing activities:
Capital expenditures	(2,242)	(10,757)
Cash paid for acquisition of Kelly, Luttmer & Assoc. Ltd, net of cash acquired	(3,246)	—
Proceeds from sale of facilities	—	4,052
Proceeds from sale of property and equipment	137	18

Net cash used for investing activities	(5,351)	(6,687)

Cash flows from financing activities:
Payments of other liabilities	(77)	(17)
Proceeds from issuance of stock	36	144
Purchase of treasury stock	—	(574)

Net cash used for financing activities	(41)	(447)

Effects of exchange rates on cash	(2,022)	(1,619)

Net increase (decrease) in cash and cash equivalents	3,990	(7,971)
Cash and cash equivalents — beginning	93,868	92,085

Cash and cash equivalents — ending	$97,858	$84,114

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$90	$37
Income taxes	$1,866	$2,107
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
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In addition, certain reclassifications have been made for consistent presentation. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (“SEC”).
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
On February 1, 2005, the Compensation Committee of the Board of Directors approved accelerating the vesting of most out-of-the-money, unvested stock options held by current employees, including executive officers and certain employee directors. An option was considered out-of-the-money if the stated option exercise price was greater than the closing price, $7.23, of the Company’s common stock on the day the Compensation Committee approved the acceleration. The accelerated vesting was effective as of February 1, 2005; however, holders of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended) to purchase 59,000 shares of common stock and holders of certain stock options issued to certain foreign employees, have the opportunity to decline the accelerated vesting in order to prevent changing the status of the incentive stock option for federal income tax purposes to a non-qualified stock option or the restriction of the availability of favorable tax treatment under applicable foreign law. There was no additional compensation expense recognized in 2005, or in the amounts in the pro forma stock-based compensation table presented within this note, as a result of accelerating the vesting of the stock options on February 1, 2005.

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
On April 1, 2005, the Company sold the land and building related to its Greeley, Colorado facility for $2.3 million cash, resulting in an estimated net gain of $1.6 million. The net book value of the facilities of $1.4 million was offset by the related deferred grants of $0.7 million. The estimated net gain on the sale of the Greeley facility of $1.6 million will be recorded in the second quarter of 2005.
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
Note 2 — Restatement
On November 11, 2005, the Company determined that certain deferred revenues should be classified as current liabilities rather than long-term liabilities in the Company’s Condensed Consolidated Financial Statements. The deferred revenues relate to various contracts in the Company’s Canadian roadside assistance program for which the Company is prepaid for roadside assistance services that are generally carried out over a twelve-month or longer period. Accordingly, previously issued financial statements as presented herein have been restated to correct the classification of deferred revenue and the related deferred income taxes.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2005 and 2004
(Unaudited)
Note 2 — Restatement — (continued)
A summary of the effects of the restatement on the Condensed Consolidated Financial Statements as of March 31, 2005 and December 31, 2004 is presented below (in thousands):

	March 31, 2005			December 31, 2004
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Cash and cash equivalents	$97,858		$97,858	$93,868		$93,868
Receivables, net	87,911		87,911	90,661		90,661
Prepaid expenses and other current assets	10,432	$2,085	12,517	9,126	$2,093	11,219
Assets held for sale	6,394		6,394	9,742		9,742

Total current assets	202,595	2,085	204,680	203,397	2,093	205,490

Property and equipment, net	80,181		80,181	82,891		82,891
Goodwill, net	5,815		5,815	5,224		5,224
Intangibles, net	2,305		2,305	—		—
Deferred charges and other assets	20,992	(2,085)	18,907	21,014	(2,093)	18,921

	$311,888	$—	$311,888	$312,526	$—	$312,526

Accounts payable	$11,861		$11,861	$13,693		$13,693
Accrued employee compensation and benefits	30,445		30,445	30,316		30,316
Deferred grants related to Assets held for sale	4,411		4,411	6,740		6,740
Income taxes payable	2,739		2,739	2,965		2,965
Deferred revenue	—	$23,100	23,100	—	$22,952	22,952
Other accrued expenses and current liabilities	14,563	(3,860)	10,703	13,284	(3,898)	9,386

Total current liabilities	64,019	19,240	83,259	66,998	19,054	86,052
Deferred grants	15,767		15,767	13,921		13,921
Deferred revenue	19,240	(19,240)	—	19,054	(19,054)	—
Other long-term liabilities	2,345		2,345	2,518		2,518

Total liabilities	101,371	—	101,371	102,491	—	102,491
Total shareholders’ equity	210,517	—	210,517	210,035	—	210,035

	$311,888	$—	$311,888	$312,526	$—	$312,526

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
The following tables summarize the 2002 plan accrued liability for restructuring and other charges and related activity in 2005 and 2004 (in thousands):

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	March 31,
Three Months ended March 31, 2005:	2005	Outlays	Changes (2)	2005 (1)

Severance and related costs	$106	$—	$(31)	$75
Other restructuring costs	285	(75)	(169)	41

Total	$391	$(75)	$(200)	$116

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2005 and 2004
(Unaudited)
Note 6 — Restructuring and Other Charges — (continued)
2002 Charges (continued)

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
The following tables summarize the 2000 plan accrued liability for restructuring and other charges and related activity in 2005 and 2004 (in thousands):

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	March 31,
Three Months Ended March 31, 2005:	2005	Outlays	Changes	2005

Severance and related costs	$87	$(87)	$—	$—

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	March 31,
Three Months ended March 31, 2004:	2004	Outlays	Changes	2004

Severance and related costs	$588	$(111)	$—	$477

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
Note 8 — Income Taxes
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

				Consolidated
	Americas	EMEA	Other (1)	Total

Three Months Ended March 31, 2005:

Revenues	$74,364	$47,008		$121,372
Depreciation and amortization	5,410	1,655		7,065

Income (loss) from operations before reversal of restructuring and other charges	$9,500	$2,010	$(7,388)	$4,122
Reversal of restructuring and other charges			258	258

Income from operations				4,380
Other expense			(46)	(46)
Provision for income taxes			(1,369)	(1,369)

Net income				$2,965

Three Months Ended March 31, 2004:

Revenues	$75,261	$45,782		$121,043
Depreciation and amortization	5,669	2,232		7,901

Income (loss) from operations	$3,373	$1,154	$(5,408)	$(881)
Other income			1,209	1,209
Provision for income taxes			(84)	(84)

Net income				$244

(1)	Other items (including corporate costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three months ended March 31, 2005 and 2004. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K/A for the year ended December 31, 2004. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 22, 2005 (December 19, 2005 as to the effects of restatement discussed on Note 2), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet (as restated) from which it has been derived.
As discussed in Note 2, the accompanying condensed consolidated financial statements for the quarter ended March 31, 2005 have been restated.
/s/ Deloitte & Touche LLP
Certified Public Accountants
Tampa, Florida
May 9, 2005 (December 19, 2005 as to the effects of the restatement discussed in Note 2)

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with the condensed consolidated financial statements, as restated, and notes included elsewhere in this report and the consolidated financial statements and notes in the Sykes Enterprises, Incorporated (“Sykes,” “our”, “we” or “us”) Annual Report on Form 10-K/A, as restated, for the year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”). As discussed in the explanatory statement at the front of this report, and also in Note 2 to the condensed consolidated financial statements included herein, we have restated the consolidated balance sheets as of March 31, 2005 and December 31, 2004.
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
Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the timing of significant orders for our products and services, (ii) variations in the terms and the elements of services offered under our standardized contract including those for future bundled service offerings, (iii) changes in applicable accounting principles or interpretations of such principles, (iv) difficulties or delays in implementing our bundled service offerings, (v) failure to achieve sales, marketing and other objectives, (vi) construction delays or higher than anticipated development costs in connection with new technical and customer contact management centers, (vii) delays in our ability to develop new products and services and market acceptance of new products and services, (viii) rapid technological change, (ix) loss, addition or fluctuation in business levels with significant clients, (x) political, economic and market risks inherent in conducting business abroad, (xi) currency fluctuations, (xii) fluctuations in business conditions and the economy, (xiii) our ability to attract and retain key management personnel, (xiv) our ability to continue the growth of our support service revenues through additional technical and customer contact management centers, (xv) our ability to further penetrate into vertically integrated markets, (xvi) our ability to expand our global presence through internal growth, strategic alliances and selective acquisitions, (xvii) our ability to continue to establish a competitive advantage through sophisticated technological capabilities, (xviii) the ultimate outcome of any lawsuits, (xix) our ability to recognize deferred revenue through delivery of products or satisfactory performance of services, (xx) our dependence on trend toward outsourcing, (xxi) risk of interruption of technical and customer contact management center operations due to such factors as fire and other disasters, power failures, telecommunication failures, unauthorized intrusions, computer viruses and other emergencies, (xxii) the existence of substantial competition, (xxiii) the early termination of contracts by clients, and (xxiv) other important factors which are identified in our most recent Annual Report on Form 10-K/A, including factors identified under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
On August 5, 2002, our Board of Directors authorized the Company to purchase up to three million shares of its outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the three months ended March 31, 2005, we did not repurchase common shares under the 2002 repurchase program.
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

•	Certain contracts to sell our products and services contain multiple elements or non-standard terms and conditions. As a result, we evaluate each contract and a thorough contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements and the timing of revenue recognition for each element. We recognize revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding client acceptance are resolved, and there are no client-negotiated refund or return rights affecting the revenue recognized for delivered elements. Changes in the allocation of the sales price between deliverable elements might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract.

•	We recognize revenue associated with the grants of land and the cash grants for the acquisition of property, buildings and equipment for customer contact management centers over the corresponding useful lives of the related assets. Should the useful lives of these assets change for reasons such as the sale or disposal of the property, the amount of revenue recognized would be adjusted accordingly. Deferred grants totaled $20.2 million as of March 31, 2005. Of the $20.2 million, $4.4 million is classified as current and the remaining $15.8 million is classified as non-current. Income from operations includes amortization of the deferred grants of $0.5 million for the three months ended March 31, 2005 and $0.9 million for the three months ended March 31, 2004.

•	We maintain allowances for doubtful accounts of $4.2 million as of March 31, 2005, or 4.8% of trade receivables, for estimated losses arising from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required which would reduce income from operations.

•	We maintain a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized. Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, our estimate of future taxable income and any applicable tax-planning strategies. At December 31, 2004, management determined that a valuation allowance of approximately $30.4 million was necessary to reduce U.S. deferred tax assets by $10.4 million and foreign deferred tax assets by $20.0 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax assets is dependent upon future profitability within each tax jurisdiction. As of March 31, 2005, based on our estimates of future taxable income and any applicable tax-planning strategies within these tax jurisdictions, we believe that it is more likely than not that all of these deferred tax assets will be realized.

•	We hold a 6.5% ownership interest in SHPS, Incorporated which is accounted for at cost of approximately $2.1 million as of March 31, 2005. We will record an impairment charge or loss if we believe the investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

•	We review long-lived assets, which had a carrying value of $88.3 million as of March 31, 2005, including goodwill and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon

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

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q/A
For the Quarter Ended March 31, 2005
Item 4 — Controls and Procedures
As of March 31, 2005, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s evaluation of the effectiveness of the design and operation of disclosure controls and procedures, including the identification of a material weakness in the Company’s internal control over financial reporting, lead the Company to conclude that as of March 31, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level.
The Company has concluded that the deferred revenue classification error, as described in Note 2 to the Condensed Consolidated Financial Statements, was primarily the result of a failure in the design of the existing controls surrounding the review of non-U.S. non-routine contracts to ensure that such contracts are recorded in accordance with generally accepted accounting principles in the United States. The Company has concluded that this deficiency in internal controls constitutes a “material weakness,” as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. As a result of the identified material weakness, the Company performed additional reviews and analysis to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
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
Management believes that this change in the design of internal controls will strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will remediate the material weakness that the Company identified in its internal control over financial reporting as of March 31, 2005. We have discussed this material weakness and our remediation program with our Audit Committee.

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
Item 2 —Unregistered Sales of Equity Securities and Use of Proceeds
Below is a summary of stock repurchases for the quarter ended March 31, 2005 (in thousands, except average price per share). See Note 9, Earnings Per Share, to the Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

			Total Number of
			Shares Purchased as	Maximum Number Of
	Total Number of		Part of Publicly	Shares That May Yet
	Shares	Average Price	Announced Plans or	Be Purchased Under
Period	Purchased (1)	Paid Per Share	Programs	Plans or Programs
January 1, 2005 — January 31, 2005	—	—	1,644	1,356
February 1, 2005 — February 28, 2005	—	—	1,644	1,356
March 1, 2005 — March 31, 2005	—	—	1,644	1,356

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3 million with no expiration date.
Item 6 — Exhibits
Exhibits
The following documents are filed as exhibits to this Report:

15	Letter regarding unaudited interim financial information.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q/A
For the Quarter Ended March 31, 2005
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: December 22, 2005	By: /s/ W. Michael Kipphut

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