Form 10-Q/A
period 2005-06-30
SYKES ENTERPRISES INC
filed 2005-12-22
CIK 1010612

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

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q/A
For the Quarter Ended June 30, 2005
EXPLANATORY STATEMENT
On November 11, 2005, Sykes Enterprises, Incorporated (the “Company”) determined that certain deferred revenues should be classified as current liabilities rather than long-term liabilities in the Company’s Consolidated Financial Statements. The deferred revenues relate to various contracts in the Company’s Canadian roadside assistance program for which the Company is prepaid for roadside assistance services that are generally carried out over a twelve-month or longer period. Accordingly, previously issued condensed consolidated financial statements for the quarter ended June 30, 2005 and year ended December 31, 2004 have been restated to correct the classification of deferred revenue and the related deferred income taxes.
This Amendment No. 1 on Form 10-Q/A which amends and restates the Company’s Form 10-Q for the quarter ended June 30, 2005 initially filed with Securities and Exchange Commission (the “SEC”) on August 9, 2005 (the “Original Filing”), is being filed to reflect the restatement of the condensed consolidated financial statements and other financial information of the Company as presented herein. The Company reclassified $20.5 million and $19.0 million of “deferred revenue” from long-term liabilities to current liabilities as of June 30, 2005 and December 31, 2004, respectively. Additionally, the Company reclassified $4.1 million and $3.9 million of deferred revenue from “other accrued expenses and current liabilities” to “deferred revenue” in current liabilities as of June 30, 2005 and December 31, 2004, respectively. Finally, the Company reclassified $2.1 million and $2.1 million of the related “deferred income taxes” from long-term assets to current assets as of June 30, 2005 and December 31, 2004, respectively. See Note 2 to the condensed consolidated financial statements for further details.
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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except per share data)

	June 30,	December 31,
	2005	2004
	Restated	Restated
	(Note 2)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$109,114	$93,868
Receivables, net	83,244	90,661
Prepaid expenses and other current assets	11,866	11,219
Assets held for sale	3,987	9,742

Total current assets	208,211	205,490

Property and equipment, net	76,678	82,891
Goodwill, net	5,783	5,224
Intangibles, net	2,180	—
Deferred charges and other assets	20,797	18,921

	$313,649	$312,526

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,542	$13,693
Accrued employee compensation and benefits	28,667	30,316
Deferred grants related to assets held for sale	2,182	6,740
Income taxes payable	2,461	2,965
Deferred revenue	24,541	22,952
Other accrued expenses and current liabilities	11,812	9,386

Total current liabilities	85,205	86,052

Deferred grants	16,964	13,921
Other long-term liabilities	2,175	2,518

Total liabilities	104,344	102,491

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 43,921 and 43,832 shares issued	439	438
Additional paid-in capital	165,045	163,885
Retained earnings	100,269	92,327
Accumulated other comprehensive income (loss)	(4,421)	4,871

	261,332	261,521
Deferred stock compensation	(541)	—
Treasury stock at cost; 4,644 shares and 4,644 shares	(51,486)	(51,486)

Total shareholders’ equity	209,305	210,035

	$313,649	$312,526

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

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2005 and 2004
(Unaudited)

(in thousands)	2005	2004
Cash flows from operating activities:
Net income	$7,942	$1,318
Depreciation and amortization	13,290	15,807
Stock compensation expense	313	—
Net (gain) on disposal of property and equipment	(1,696)	(4,135)
Termination costs associated with exit activities	186	1,684
Foreign exchange gain on liquidation of foreign entity	(365)	(680)
Reversal of restructuring and other charges	(314)	—
Bad debt expense	60	50
Changes in assets and liabilities:
Receivables	4,103	(11,220)
Prepaid expenses and other current assets	(1,006)	(2,047)
Deferred charges and other assets	(2,595)	(164)
Accounts payable	2,344	(5,850)
Income taxes receivable/payable	(1,255)	912
Accrued employee compensation and benefits	(364)	(843)
Other accrued expenses and current liabilities	3,238	(553)
Deferred revenue	2,388	4,606
Other long-term liabilities	1	(349)

Net cash provided (used) by operating activities	26,270	(1,464)

Cash flows from investing activities:
Capital expenditures	(5,653)	(16,861)
Cash paid for acquisition of Kelly, Luttmer & Assoc. Ltd, net of cash acquired	(3,246)	—
Proceeds from sale of facilities	2,400	6,334
Proceeds from sale of property and equipment	86	56

Net cash used for investing activities	(6,413)	(10,471)

Cash flows from financing activities:
Payments of other liabilities	(77)	(42)
Proceeds from issuance of stock	307	329
Purchase of treasury stock	—	(6,702)

Net cash provided (used) for financing activities	230	(6,415)

Effects of exchange rates on cash	(4,841)	(3,137)

Net increase (decrease) in cash and cash equivalents	15,246	(21,487)
Cash and cash equivalents — beginning	93,868	92,085

Cash and cash equivalents — ending	$109,114	$70,598

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$343	$91
Income taxes	$5,143	$5,027
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
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In addition, certain reclassifications have been made for consistent presentation. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 as filed with the Securities and Exchange Commission (“SEC”).
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
Six months ended June 30, 2005 and 2004
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Stock-Based Compensation (continued)
The following table summarizes the options accelerated on February 1, 2005 (excluding those options forfeited prior to approval on May 24, 2005):

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
In March 2005, the FASB issued Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Asset Retirement Obligations,” that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN No. 47 clarifies that the term conditional asset

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2005 and 2004
(Unaudited)
Note 1- Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Recent Accounting Pronouncements — (continued)
retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of this standard on its financial position, results of operations and cash flows.
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
Note 2- Restatement
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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2005 and 2004
(Unaudited)
Note 2- Restatement — (continued)
A summary of the effects of the restatement on the Condensed Consolidated Financial Statements as of June 30, 2005 and December 31, 2004 is presented below (in thousands).

	June 30, 2005			December 31, 2004
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Cash and cash equivalents	$109,114		$109,114	$93,868		$93,868
Receivables, net	83,244		83,244	90,661		90,661
Prepaid expenses and other current assets	9,800	$2,066	11,866	9,126	$2,093	11,219
Assets held for sale	3,987		3,987	9,742		9,742

Total current assets	206,145	2,066	208,211	203,397	2,093	205,490

Property and equipment, net	76,678		76,678	82,891		82,891
Goodwill, net	5,783		5,783	5,224		5,224
Intangibles, net	2,180		2,180	—		—
Deferred charges and other assets	22,863	(2,066)	20,797	21,014	(2,093)	18,921

	$313,649	$—	$313,649	$312,526	$—	$312,526

Accounts payable	$15,542		$15,542	$13,693		$13,693
Accrued employee compensation and benefits	28,667		28,667	30,316		30,316
Deferred grants related to Assets held for sale	2,182		2,182	6,740		6,740
Income taxes payable	2,461		2,461	2,965		2,965
Deferred revenue	—	$24,541	24,541	—	$22,952	22,952
Other accrued expenses and current liabilities	15,867	(4,055)	11,812	13,284	(3,898)	9,386

Total current liabilities	64,719	20,486	85,205	66,998	19,054	86,052
Deferred grants	16,964		16,964	13,921		13,921
Deferred revenue	20,486	(20,486)	—	19,054	(19,054)	—
Other long-term liabilities	2,175		2,175	2,518		2,518

Total liabilities	104,344	—	104,344	102,491	—	102,491
Total shareholders’ equity	209,305	—	209,305	210,035	—	210,035

	$313,649	$—	$313,649	$312,526	$—	$312,526

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
The Company also announced, after a comprehensive review of operations, its decision to exit certain non-core, lower margin businesses to reduce costs, improve operating efficiencies and focus on its core competencies of technical support, customer service and consulting solutions. As a result, the Company recorded $20.9 million in restructuring and other charges during the fourth quarter of 2000 related to the closure of its U.S. fulfillment operations, the consolidation of its Tampa, Florida technical support center and the exit of its worldwide localization

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2005 and 2004
(Unaudited)
Note 6 — Restructuring and Other Charges — (continued)
2000 Charges — (continued)
operations. Included in the fourth quarter 2000 restructuring and other charges is a $2.4 million severance payment related to the employment contract of the Company’s former President. In connection with the fourth quarter 2000 restructuring, the Company reduced the number of employees by 245 during the first half of 2001 and satisfied a significant portion of the remaining lease obligations related to the closed facilities during 2001.
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
The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including strategic acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at the Company’s option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 2.25%. In addition, a commitment fee of up to 0.50% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility are secured by a pledge of 65% of the stock of each of the Company’s active direct foreign subsidiaries. The Credit Facility prohibits the Company from incurring additional indebtedness, subject to certain specific exclusions. There were no outstanding balances with $50.0

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2005 and 2004
(Unaudited)
Note 7 — Borrowings — (continued)
million availability on the Credit Facility as of June 30, 2005. On May 25, 2005, the term of the Credit Facility was extended by one year to March 14, 2008.
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
Note 9 — Earnings Per Share — (continued)
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

				Consolidated
	Americas	EMEA	Other (1)	Total

Three Months Ended June 30, 2005:
Revenues	$77,306	$44,888		$122,194
Depreciation and amortization	4,768	1,457		6,225

Income (loss) from operations before reversal of restructuring and other charges	$12,723	$1,625	$(7,922)	$6,426
Reversal of restructuring and other charges			56	56

Income from operations				6,482
Other income			929	929
Provision for income taxes			(2,434)	(2,434)

Net income				$4,977

Three Months Ended June 30, 2004:
Revenues	$68,235	$45,215		$113,450
Depreciation and amortization	5,875	2,031		7,906

Income (loss) from operations	$4,739	$1,539	$(6,616)	$(338)
Other income			1,893	1,893
Provision for income taxes			(481)	(481)

Net income				$1,074

Six Months Ended June 30, 2005:
Revenues	$151,670	$91,896		$243,566
Depreciation and amortization	10,179	3,111		13,290

Income (loss) from operations before reversal of restructuring and other charges	$22,223	$3,635	$(15,310)	$10,548
Reversal of restructuring and other charges			314	314

Income from operations				10,862
Other income			883	883
Provision for income taxes			(3,803)	(3,803)

Net income				$7,942

Six Months Ended June 30, 2004:
Revenues	$143,496	$90,997		$234,493
Depreciation and amortization	11,544	4,263		15,807

Income (loss) from operations	$8,112	$2,693	$(12,024)	$(1,219)
Other income			3,102	3,102
Provision for income taxes			(565)	(565)

Net income				$1,318

(1)	Other items (including corporate costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three and six months ended June 30, 2005 and 2004. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K/A for the year ended December 31, 2004. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

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
Tampa, Florida
We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of June 30, 2005, and the related condensed consolidated statements of operations for the three-month and six month periods ended June 30, 2005 and 2004, of changes in shareholders’ equity for the six month periods ended June 30, 2004, December 31, 2004, and June 30, 2005 and of cash flows for the six month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 22, 2005 (December 19, 2005 as to the effects of the restatement discussed in Note 2), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet (as restated) from which it has been derived.
As discussed in Note 2, the accompanying condensed consolidated financial statements for the quarter ended June 30, 2005 have been restated.
/s/ Deloitte & Touche LLP
Certified Public Accountants
Tampa, Florida
August 9, 2005 (December 19, 2005 as to the effects of the restatement discussed in Note 2)

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with the condensed consolidated financial statements, as restated, and notes included elsewhere in this report and the consolidated financial statements and notes in the Sykes Enterprises, Incorporated (“Sykes,” “our”, “we” or “us”) Annual Report on Form 10-K/A, as restated, for the year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”). As discussed in the explanatory statement at the front of this report, and also in Note 2 to the condensed consolidated financial statements included herein, we have restated the consolidated balance sheets as of June 30, 2005 and December 31, 2004.
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

•	We recognize revenue associated with the grants of land and the cash grants for the acquisition of property, buildings and equipment for customer contact management centers over the corresponding useful lives of the related assets. Should the useful lives of these assets change for reasons such as the sale or disposal of the property, the amount of revenue recognized would be adjusted accordingly. Deferred grants totaled $19.2 million as of June 30, 2005. Of the $19.2 million, $2.2 million is classified as current and the remaining $17.0 million is classified as non-current. Income from operations includes amortization of the deferred grants of $0.5 million and $1.0 million for the three and six months ended June 30, 2005, respectively, and $0.5 million and $1.4 million for the three and six months ended June 30, 2004, respectively.

•	We maintain allowances for doubtful accounts of $3.8 million as of June 30, 2005, or 4.6% of trade receivables, for estimated losses arising from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required which would reduce income from operations.

•	We maintain a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized. Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, our estimate of future taxable income and any applicable tax-planning strategies. At December 31, 2004, management determined that a valuation allowance of approximately $30.4 million was necessary to reduce U.S. deferred tax assets by $10.4 million and foreign deferred tax assets by $20.0 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $16.1 million at December 31, 2004 is dependent upon future profitability within each tax jurisdiction. As of June 30, 2005, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax asset will be realized.

•	We hold a 6.5% ownership interest in SHPS, Incorporated which is accounted for at cost approximating $2.1 million as of June 30, 2005. We will record an impairment charge or loss if we believe the investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

•	We review long-lived assets, which had a carrying value of $88.6 million as of June 30, 2005, including goodwill and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge or loss to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
•	Self-insurance related liabilities of $1.7 million as of June 30, 2005 include estimates for, among other things, projected settlements for known and anticipated claims for worker’s compensation and employee health insurance. Key variables in determining such estimates include past claims history, number of covered employees and projected future claims. We periodically evaluate and, if necessary, adjust the estimates based on information currently available. Revisions to these estimates, which could result in adjustments to the liability and additional charges, would be recorded in the period when such adjustments or charges are known.
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
Form 10-Q/A
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
Item 4 — Controls and Procedures
As of June 30, 2005, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s evaluation of the effectiveness of the design and operation of disclosure controls and procedures, including the identification of a material weakness in the Company’s internal control over financial reporting, lead the Company to conclude that as of June 30, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level.
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

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q/A
For the Quarter Ended June 30, 2005
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
Management believes that this change in the design of internal controls will strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will remediate the material weakness that the Company identified in its internal control over financial reporting as of June 30, 2005. We have discussed this material weakness and our remediation program with our Audit Committee.

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

				Maximum
			Total Number of	Number Of
			Shares Purchased	Shares That May
		Average	as Part of	Yet Be
	Total Number	Price	Publicly	Purchased
	of Shares	Paid Per	Announced Plans	Under Plans or
Period	Purchased (1)	Share	or Programs	Programs
April 1, 2005 – April 30, 2005	—	—	1,644	1,356
May 1, 2005 – May 31, 2005	—	—	1,644	1,356
June 1, 2005 – June 30, 2005	—	—	1,644	1,356

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3 million with no expiration date.
Item 4 — Submission of Matters to a Vote of Security Holders
a.	The Annual Meeting of Shareholders was held on May 24, 2005

b.	The following members of the Board of Directors were elected to Class I and to serve until the 2008 Annual Meeting and until their successors are elected and qualified:

	For	Withhold
H. Park Helms	32,063,192	4,338,630
James S. MacLeod	33,845,962	2,555,860
Linda McClintock-Greco, M.D.	33,342,407	3,059,415
James K. Murray, Jr.	33,853,022	2,548,800
The following member of the Board of Directors was elected to Class III and to serve until the 2006 Annual Meeting and until his successor is elected and qualified:

	For	Withhold
Charles E. Sykes	33,846,462	2,555,360

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q/A
For the Quarter Ended June 30, 2005
The following are the members of the Board of Directors whose term of office as a director continued after the meeting:

Paul L. Whiting Mark C. Bozek Lt. Gen Michael DeLong (Retired)	Iain A. Macdonald Furman P. Bodenheimer, Jr. William J. Meurer
c.	The following additional matters were voted upon at the Annual Meeting of Shareholders:
The proposal to approve the 2004 Non-Employee Director Fee Plan was approved as follows:

For	Against	Abstain	Broker Non-Votes
21,060,276	5,079,037	94,804	10,167,705
The proposal to approve the acceleration of vesting of stock options held by certain non-employee directors was approved as follows:

For	Against	Abstain
24,836,967	11,229,692	335,163
Item 6 — Exhibits
Exhibits
The following documents are filed as an exhibit to this Report:

15	Letter regarding unaudited interim financial information.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

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