Form 10-K
period 2005-12-31
SYKES ENTERPRISES INC
filed 2006-03-14
CIK 1010612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended December 31, 2005
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
Title of Each Class
Voting Common Stock $.01 Par Value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐           No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑            No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act (Check one):

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant computed by reference to the closing sales price of such shares on the NASDAQ National Market on June 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, was $372,470,379.
As of February 24, 2006, there were 39,389,513 outstanding shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference

Portions of the Proxy Statement for the year 2006 Annual Meeting of Shareholders	Part III Items 10–14

PART I
Item 1. Business
General
     Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES,” “our,” “us” or “we”) is a global leader in providing outsourced customer contact management solutions and services in the business process outsourcing (“BPO”) arena. We provide an array of sophisticated customer contact management solutions to a wide range of clients including Fortune 1000 companies, medium sized businesses, and public institutions around the world, primarily in the communications, technology/consumer, financial services, healthcare, and transportation and leisure industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, India and the Asia Pacific Rim) and EMEA (Europe, Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact outsourcing services (with an emphasis on inbound technical support and customer service), which includes customer assistance, healthcare and roadside assistance, technical support and product sales to our client’s customers. These services are delivered through multiple communications channels including phone, e-mail, Web and chat. We also provide various enterprise support services in the United States that include services for our client’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including multilingual sales order processing via the Internet and phone, inventory control, product delivery and product returns handling. Our complete service offering helps our clients acquire, retain and increase the value of their customer relationships. We have developed an extensive global reach with state-of-the-art customer contact management centers throughout the United States, Canada, Europe, Latin America, Asia and Africa. SYKES delivers cost-effective solutions that enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.
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
Industry Overview
     According to industry analysts at Datamonitor, the outsourced customer contact management solutions market was estimated for the U.S., Western Europe and the rest of the world to be approximately $15 billion, $6 billion and $3 billion in 2005, respectively. Also, the five primary verticals in which we participate — communications, technology/consumer, financial services, healthcare and transportation and leisure — constitute approximately 80% of the total worldwide market. We believe that growth for outsourced customer contact management solutions and services will be fueled by the trend of global Fortune 1000 companies and medium sized businesses turning to outsourcers to provide high quality, cost-effective, value added customer contact management solutions. Increasingly they are moving toward integrated solutions that consist of a combination of support from core markets in the United States, Canada and Europe and offshore markets in the Asia Pacific Rim and Latin America.
     In today’s ever-changing marketplace, companies require innovative customer contact management solutions that allow them to enhance the end user’s experience with their products and services, strengthen and enhance their company brands, maximize the lifetime value of their customers, turn cost centers into profit centers, efficiently and effectively deliver human interaction when customers value it most, and deploy best in-class customer management strategies, processes and technologies.
     Global competition, pricing pressures, softness in the global economy and rapid changes in technology are making it increasingly difficult for companies to cost effectively maintain the in-house personnel necessary to handle all their customer contact management needs. As a result, companies are increasingly turning to outsourcers to perform specialized functions and services in the customer contact management arena. By working in a partnership with outsourcers, companies can ensure that the crucial task of retaining and growing their customer base is addressed.
     Companies outsource customer contact management solutions for various reasons, including the need to focus on core competencies, to drive service excellence and execution, to achieve cost savings, to scale and grow geographies and niche markets and to efficiently allocate capital within their organizations.
     To address these needs, SYKES offers full, global customer contact management solutions that focus on proactively identifying and solving our clients’ business challenges. We provide consistent high-value support for our clients’ customers across the globe in a multitude of languages, leveraging our dynamic, secure communications infrastructure and our global footprint that reaches across 17 countries. This global footprint includes established operations in both onshore and offshore geographic markets where companies have access to high quality customer contact management solutions at lower costs compared to other markets.
Business Strategy
     Our goal is to provide enhanced customer contact management solutions and services in a proactive and responsive manner, acting as a partner in our client’s business. We anticipate trends and deliver new ways of growing clients’ customer satisfaction and retention rates, thus profit, through timely, insightful and proven solutions.
     Our business strategy encompasses building long-term client relationships, capitalizing on our expert worldwide response team, leveraging our depth of relevant experience and expanding both organically and through acquisitions. The principles of this strategy include the following:
     Build Long-term Client Relationships Through Service Excellence. We believe that providing high-value, high-quality service is critical in our clients’ decisions to outsource and in building long-term relationships with our clients. To ensure service excellence and consistency across each of our centers globally, we implemented an internally developed quality program titled SYKES Standard of Excellence (“SSE”). This quality certification standard is a compilation of more than 25 years of experience and best practices from industry standards such as the Malcolm Baldrige National Quality Award and COPC (Customer Operations Performance Center Inc.) along with our standard operating procedures. Every customer contact management center strives to meet or exceed the criteria set forth by SSE, which address leadership, hiring and training, performance management down to the agent level, forecasting and scheduling, and the client relationship including continuous improvement, disaster recovery plans and feedback.
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
     Maintain a Competitive Advantage Through Our Depth of Relevant Experience in Technology Solutions. For more than 25 years, SYKES has been an innovative pioneer in delivering customer contact management solutions. We seek to maintain a competitive advantage and differentiation by utilizing technology in new and creative ways to consistently deliver innovative service solutions, ultimately enhancing the client’s relationship with its customers and generating revenue growth. This includes knowledge solutions for agents and end customers, automatic call distributors, intelligent call routing and workforce management capabilities based on agent skill and availability, call tracking software, quality management systems and computer-telephony integration (“CTI”). CTI enables our customer contact management centers to serve as transparent extensions for our clients, receive telephone calls and data directly from our clients’ systems, and report detailed information concerning the status and results of our services on a daily basis.
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

     We are also continuing to capitalize on sophisticated and specialized technological capabilities, including our current private ATM network that provides us the ability to manage call volumes more efficiently by load balancing calls and data between customer contact management centers over the same network. Our converged voice and data ATM communications network provides a high-quality, fault tolerant global network for the transport of Voice Over Internet Protocol communications and fully integrates with emergent Internet Protocol telephony systems as well as traditional Time Domain Multiplexing telephony systems. Our flexible, secure and scalable network infrastructure allows us to rapidly respond to changes in client voice and data traffic and quickly establish support operations for new and existing clients.
     Continue to Grow Our Business Organically and through Acquisitions. We have grown our customer contact management outsourcing operations utilizing a strategy of both internal organic growth and external acquisitions. This strategy has resulted in an increase from three U.S. customer contact management centers in 1994 to 37 customer contact management centers worldwide as of the end of 2005. Given the fragmented nature of the customer contact management industry, there may be other companies that could bring us certain complementary competencies. Acquisition candidates that can, among other competencies, expand our service offerings, broaden our geographic footprint, allow us access to new technology and are synergistic in nature, will be given consideration. We have and will continue to explore these options upon identification of strategic opportunities.
Growth Strategy
     Applying the key principles of our business strategy, we execute our growth strategy by focusing on increasing our share of seats within existing clients, targeting new clients and establishing a foothold in emerging markets.
     Increasing Share of Seats within Existing Clients. We provide customer contact management support to over 100 multinational companies. With this client list, we have the opportunity to grow our share of SYKES’ client base. We strive to achieve this by winning a greater share of our clients’ in-house seats as well as gain share from our competitors through continued solid quality performance and service enhancements such as data mining and analytics and process improvements – all of which are built around and complement our core service offering.
     Targeting New Clients. We leverage our operational success by expanding into complementary business lines of new clients within our targeted verticals: communications, financial services and healthcare. For instance, we have successfully leveraged our Digital Subscriber Line (”DSL”) expertise within the communications vertical to penetrate the cable broadband space. Building on that success, we anticipate growing revenue further using similar strategies to penetrate other subsets of these targeted verticals, like communications, financial services and healthcare.
     Establishing a Foothold in Emerging Markets. As part of our growth strategy, we use SYKES’ delivery model to service core markets in the United States, Canada and Europe. The U.S., for instance, is a core market which is partly served by offshore customer contact management centers across the Asia Pacific Rim and Latin America regions. As countries in these regions experience rising living standards due to globalization, we are poised to leverage our centers to serve the emerging markets in these regions.
Services
     We specialize in providing inbound outsourced customer contact management solutions in the BPO arena on a global basis. Our customer contact management services are provided through two operating segments — the Americas and EMEA. The Americas region, representing 64.3% of consolidated revenues in 2005, includes the United States, Canada, Latin America and the Asia Pacific Rim. The sites within Latin America and the Asia Pacific Rim are included in the Americas region as they provide a significant service delivery vehicle for U.S. based companies that are utilizing our customer contact management solutions in these locations to support their customer care needs. The EMEA region, representing 35.7% of consolidated revenues in 2005, includes Europe, the Middle East and Africa. For further information about segments, see Note 20, Segments and Geographic Information, to the Consolidated Financial Statements. The following is a description of our customer contact management solutions:
     Outsourced Customer Contact Management Services. Our outsourced customer contact management services represented approximately 94.6% of total 2005 consolidated revenues. Every year, we handle over 100 million customer contacts including phone, e-mail, Web and chat throughout the Americas and EMEA regions. We provide these services utilizing our advanced technology infrastructure, human resource management skills and industry experience. These services include:

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
     We provide these services, primarily inbound customer calls, through our extensive global network of customer contact management centers, where our customer contact agents provide support in a multitude of languages. Our technology infrastructure and managed service solutions allow for effective distribution of calls to one or more centers. These technology offerings provide our clients and us with the leading edge tools needed to maximize quality and customer satisfaction while controlling and minimizing costs.
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
Operations
     Customer Contact Management Centers. We operate eighteen stand-alone customer contact management centers in Europe and South Africa, eight centers in the United States, two centers in Canada and nine centers offshore, including The Peoples Republic of China, the Philippines, Costa Rica and El Salvador.
     In an effort to stay ahead of industry off-shoring trends, we opened our first customer contact management centers in the Philippines and Costa Rica over eight years ago. By 2005, we expanded to five centers in the Philippines, two in Costa Rica, one in The People’s Republic of China, and one in El Salvador.
     Due to shifts in business demand for offshore customer contact management centers, we closed several under-utilized customer contact management centers in the United States in 2004 and 2003. In addition, related to our efforts to reduce costs, we closed two centers in Europe and one center in the Middle East in 2004 and closed the center in India in 2005.
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
     Enterprise Support Services Offices. Our two enterprise support services offices are located in metropolitan areas in the United States to provide a recruiting platform for high-end knowledge workers and to establish a local presence to service major accounts.
Quality Assurance
     We believe that providing consistent high quality service is critical in our clients’ decisions to outsource and in building long-term relationships with our clients. It is also our belief and commitment that quality is the responsibility of each individual at every level of the organization. To ensure service excellence and continuity across our organization, we have developed an integrated Quality Assurance program consisting of three major components:
▪	The certification of client accounts and customer contact management centers to the SSE program;
▪	The application of continuous improvement through application of our Data Analytics and Six Sigma techniques; and
▪	The application of process audits to all work procedures.
     The SSE program is a quality certification standard that was developed based on our more than 25 years of experience, and best practices from industry standards such as the COPC and Support Center Practices. It specifies the requirements that must be met in each of our customer contact management centers including measured performance against our standard operating procedures. It has a well-defined auditing process that ensures compliance with the SSE standards. Our focus is on quality, predictability and consistency over time, not just point in time certification.
     The application of continuous improvement is established by SSE and is based upon the five-step Six Sigma cycle, which we have tuned to apply specifically to our service industry. All managers are responsible for continuous improvement in their operations.
     Process audits are used to verify that processes and procedures are consistently executed as required by established documentation. Process audits are applicable to services being provided for the client and internal procedures.
Sales and Marketing
     Our sales and marketing objective is to leverage our expertise and global presence to develop long-term relationships with existing and future clients. Our customer contact management solutions have been developed to help our clients acquire, retain, and increase the value of their customer relationships. Our plans for increasing our visibility include market focused advertising consultative personal visits with existing and potential clients, participation in market specific trade shows and seminars, speaking engagements, articles and white papers, and our website.
     Our sales force is composed of business development managers who pursue new business opportunities and strategic account managers that manage and grow relationships with existing accounts. We emphasize account development to strengthen relationships with existing clients. Business development and strategic account managers are assigned to markets in their area of expertise in order to develop a complete understanding of each client’s particular needs, to form strong client relationships and encourage cross-selling of our other service offerings. We have inside customer sales representatives who receive customer inquiries and provide outbound lead generation for the business development managers. We also have relationships with channel partners including systems integrators, software and hardware vendors and value-added resellers, where we pair our solutions and services with their product offering or focus. We plan to maintain and expand these relationships as part of our sales and marketing strategy.
     As part of our marketing efforts, we invite existing and potential clients to visit our customer contact management centers, where we can demonstrate the expertise of our skilled staff in partnering to deliver new ways of growing clients’ customer satisfaction and retention rates, thus profit, through timely, insightful and proven solutions. During these visits, we demonstrate our ability to quickly and effectively support a new client or scale business from an existing client by emphasizing our systematic approach to implementing customer contact solutions throughout the world.
Clients
     In 2005, we provided service to hundreds of clients from our locations in the United States, Canada, Latin America, Europe, the Philippines, The Peoples Republic of China, India and South Africa. These clients are Fortune 1000 corporations, medium sized businesses and public institutions, which span the communications, technology/consumer, financial services, healthcare, and transportation and leisure industries. Revenue by vertical market for 2005, as a percentage of our consolidated revenues, was 34% for technology/consumer, 34% for communications, 8% for financial services, 8% for healthcare, 6% for transportation and leisure, and 10% for all other vertical markets, including government-related and utilities. We believe our globally recognized client base presents opportunities for further cross marketing of our services.
     For the years ended December 31, 2005, 2004 and 2003 total revenues included $31.4 million, or 6.4% of consolidated revenues, $36.6 million, or 7.8% of consolidated revenues, and $81.2 million, or 16.9% of consolidated revenues, respectively, from Accenture, a leading systems integrator that represents a major provider of communication services to whom we provide various outsourced customer contact management services. Effective May 1, 2003, we entered into a subcontractor services agreement (the “Agreement”) with Accenture following the execution of a primary services agreement between the major provider of communication services and Accenture. Under the terms of this three-year Agreement, which contains penalty provisions for failure to meet minimum service levels and is cancelable with 6 months written notice, we provide the products and services necessary to support and assist Accenture in the management and performance of its primary services agreement. We expect to renew this Agreement before it expires on April 30, 2006.
     In addition, for the years ended December 31, 2005, 2004 and 2003, total revenues included $27.3 million, or 5.5% of consolidated revenues, $33.8 million, or 7.3% of consolidated revenues, and $58.5 million, or 12.2% of consolidated revenues, respectively, from Microsoft Corporation, a major provider of software and related services.
     Although no client represented 10% or more of 2005 consolidated revenues, our top ten clients accounted for approximately 44% of our consolidated revenues in 2005. The loss of (or the failure to retain a significant amount of business with) Accenture, Microsoft or any of our other key clients could have a material adverse effect on our performance. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of our services under our contracts without penalty.
Competition
     The industry in which we operate is global, therefore highly fragmented and extremely competitive. While many companies provide customer contact management solutions and services, we believe no one company is dominant in the industry.
     In most cases, our principal competition stems from our existing and potential clients’ in-house customer contact management operations. When it is not the in-house operations of a client, our public and private direct competition includes TeleTech, Sitel, APAC Customer Services, ICT Group, Client Logic, Convergys, West Corporation, Stream, PeopleSupport, EDS, IBM and NCO Group as well as the customer care arm of such companies as Accenture, WIPRO, 24/7, Infosys and SR Teleperformance. There are other numerous and varied providers of such services, including firms specializing in various CRM consulting, other customer management solutions providers — niche or large market companies, as well as product distribution companies that provide fulfillment services. Some of these companies possess substantially greater resources, greater name recognition and a more established customer base than we.
     We believe that the most significant competitive factors in the sale of outsourced customer contact management services include service quality, tailored value added service offerings, industry experience, advanced technological capabilities, global coverage, reliability, scalability, security and price. As a result of intense competition, outsourced customer contact management solutions and services frequently are subject to pricing pressure. Clients also require outsourcers to be able to provide services in multiple locations. Competition for contracts for many of our services takes the form of competitive bidding in response to requests for proposals.

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
Employees
     At January 31, 2006, we had approximately 18,900 employees worldwide, consisting of 17,140 customer contact agents handling technical and customer support inquiries at our centers, 1,540 in management, administration, finance and sales and marketing, 100 in enterprise support services, and 120 in fulfillment services. Our employees, with the exception of approximately 550 employees in Europe, are not represented by a labor union and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be good.
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
Executive Officers
     The following table provides the names and ages of our executive officers, and the positions and offices currently held by each of them:

Name	Age	Principal Position

Charles E. Sykes	42	President and Chief Executive Officer
W. Michael Kipphut	52	Senior Vice President and Chief Financial Officer
James C. Hobby	55	Senior Vice President, Global Operations
Jenna R. Nelson	42	Senior Vice President, Human Resources
Daniel L. Hernandez	39	Senior Vice President, Global Strategy
David L. Pearson	47	Senior Vice President and Chief Information Officer
Lawrence R. Zingale	50	Senior Vice President, Global Sales and Client Management
William N. Rocktoff	43	Vice President and Corporate Controller
James T. Holder	47	Vice President, General Counsel and Corporate Secretary

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
     Daniel L. Hernandez joined SYKES in October 2003 as Senior Vice President, Global Strategy overseeing marketing, public relations, operational strategy and corporate development efforts worldwide. Prior to joining SYKES, Mr. Hernandez served as President and CEO of SBC Internet Services, a division of SBC Communications Inc., since March 2000. From February 1998 to March 2000, Mr. Hernandez held the position of Vice President/General Manager, Internet and System Operations at Ameritech Interactive Media Services. Prior to February 1998, Mr. Hernandez held various management positions at U S West Communications since joining the telecommunications provider in 1990.
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
     Lawrence R. Zingale joined SYKES in January 2006 as Senior Vice President, Global Sales and Client Management. Prior to joining SYKES, Mr. Zingale served as Executive Vice President and Chief Operating Officer of Startek, Inc. since 2002. From December 1999 until November 2001, Mr. Zingale served as President of the Americas at Stonehenge Telecom, Inc. From May 1997 until November 1999, Mr. Zingale served as President and COO of International Community Marketing. From February 1980 until May 1997, Mr. Zingale held various senior level positions at AT&T.
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
Item 1A. Risk Factors
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
Dependence on Key Clients
     We derive a substantial portion of our revenues from a few key clients. For the years ended December 31, 2005, 2004 and 2003, total revenues included $31.4 million, or 6.4% of consolidated revenues, $36.6 million, or 7.8% of consolidated revenues, and $81.2 million, or 16.9% of consolidated revenues, respectively, from Accenture, a leading systems integrator that represents a major provider of communication services to whom we provide various outsourced customer contact management services. Effective May 1, 2003, we entered into a subcontractor services agreement (the “Agreement”) with Accenture following the execution of a primary services agreement between the major provider of communication services and Accenture. Under the terms of this three-year Agreement, which contains penalty provisions for failure to meet minimum service levels and is cancelable with 6 months written notice, we will continue to provide the products and services necessary to support and assist Accenture in the management and performance of its primary services agreement. We expect to renew this agreement before it expires on April 30, 2006.
     In addition, total revenue for the years ended December 31, 2005, 2004 and 2003, includes $27.3 million, or 5.5% of consolidated revenues, $33.8 million, or 7.3% of consolidated revenues, and $58.5 million, or 12.2% of consolidated revenues, respectively, from Microsoft Corporation, a major provider of software and related services. Our top ten clients accounted for approximately 44%, 45% and 59%, of consolidated revenue for the years ended December 31, 2005, 2004, and 2003, respectively.
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

Risks Associated With International Operations and Expansion
     We intend to continue to pursue growth opportunities in markets outside the United States. At December 31, 2005, our international operations in EMEA and the Asia Pacific Rim were conducted from 24 customer contact management centers located in Sweden, the Netherlands, Finland, Germany, South Africa, Scotland, Ireland, Italy, Hungary, Slovakia, Spain, The Peoples Republic of China and the Philippines. Revenues from these operations for the years ended December 31, 2005, 2004, and 2003, were 57%, 59%, and 44% of consolidated revenues, respectively. We also conduct business from five customer contact management centers located in Canada, Costa Rica and El Salvador. International operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, tariffs and taxes, import/export license requirements, the imposition of trade barriers, difficulties in staffing and managing international operations, political uncertainties, longer payment cycles, foreign exchange restrictions that could limit the repatriation of earnings, possible greater difficulties in accounts receivable collection, and economic instability. Additionally, we have been granted tax holidays in the Philippines, El Salvador, India and Costa Rica, which expire at varying dates from 2006 through 2013. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will renew them. This could potentially result in adverse tax consequences. Any one or more of these factors could have an adverse effect on our international operations and, consequently, on our business, financial condition and results of operations.
     As of December 31, 2005, we had cash balances of approximately $86.3 million held in international operations, which may be subject to additional taxes if repatriated to the United States.
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
Fundamental Shift Toward Global Service Delivery Markets
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
     Many of our large clients purchase outsourced customer contact management services from multiple preferred vendors. We have experienced and continue to anticipate significant pricing pressure from these clients in order to remain a preferred vendor. These companies also require vendors to be able to provide services in multiple locations. Although we believe we can effectively meet our clients’ demands, there can be no assurance that we will be able to compete effectively with other outsourced customer contact management services companies on price. We believe that the most significant competitive factors in the sale of our core services include the standard requirements of service quality, tailored value added service offerings, industry experience, advanced technological capabilities, global coverage, reliability, scalability, security and price.
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
Our Strategy of Growing Through Selective Acquisitions and Mergers Involves Potential Risks
     We evaluate opportunities to expand the scope of our services through acquisitions and mergers. We may be unable to identify companies that complement our strategies, and even if we identify a company that complements our strategies, we may be unable to acquire or merge with the company. In addition, a decrease in the price of our common stock could hinder our growth strategy by limiting growth through acquisitions funded with SYKES’ stock.
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
Control By Principal Shareholder and Anti-Takeover Considerations
     As of February 24, 2006, John H. Sykes, our founder and former Chairman of the Board and Chief Executive Officer, beneficially owned approximately 28.3% of our outstanding common stock. As a result, Mr. Sykes will have substantial influence in the election of our directors and in determining the outcome of other matters requiring shareholder approval.

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
Item 1B. Unresolved Staff Comments
     There are no material unresolved written comments that were received from the SEC staff 180 days or more before the year ended December 31, 2005 relating to our periodic or current reports under the Securities Exchange Act of 1934.

Item 2. Properties
     Our principal executive offices are located in Tampa, Florida. This facility currently serves as the headquarters for senior management and the financial, information technology and administrative departments. We believe our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any physical expansion. We operate from time to time in temporary facilities to accommodate growth before new customer contact management centers are available. During 2005, the Company’s customer contact management centers, taken as a whole, were utilized at average capacities of approximately 83% and were capable of supporting a higher level of market demand. The following table sets forth additional information concerning our facilities:

		Square
Properties	General Usage	Feet	Lease Expiration

AMERICAS LOCATIONS

Tampa, Florida	Corporate headquarters	67,600	June 2010
Bismarck, North Dakota	Customer contact management center	42,000	Company owned
Wise, Virginia	Customer contact management center	42,000	Company owned
Milton-Freewater, Oregon	Customer contact management center	42,000	Company owned
Morganfield, Kentucky	Customer contact management center	42,000	Company owned
Perry County, Kentucky	Customer contact management center (1)	42,000	Company owned
Minot, North Dakota	Customer contact management center	42,000	Company owned
Ponca City, Oklahoma	Customer contact management center	42,000	Company owned
Sterling, Colorado	Customer contact management center	34,000	Company owned
London, Ontario, Canada	Customer contact management center/Headquarters	50,000	Company owned
LaAurora, Heredia,
Costa Rica (two)	Customer contact management centers	131,900	September 2023
San Salvador, El Salvador	Customer contact management center	41,000	November 2023
Toronto, Ontario, Canada	Customer contact management center	14,600	December 2006
North Bay, Ontario, Canada	Customer contact management center (2)	5,600	September 2006
Sudbury, Ontario, Canada	Customer contact management center (2)	2,000	December 2007
Moncton, New Brunswick, Canada	Customer contact management center (2)	12,700	February 2009
Barthuste, New Brunswick	Customer contact management center (2)	1,900	December 2007
Makati City, The Philippines	Customer contact management center	101,300	January 2009
		136,900	March 2023
Mandaue City, The Philippines	Customer contact management center	67,700	February 2023
Pasig City, The Philippines	Customer contact management center	127,400	December 2023
Quezon City, The Philippines	Customer contact management center	80,100	May 2024
Shanghai, The Peoples Republic of China	Customer contact management center	103,000	February 2011
Bangalore, India	Technology development services	1,500	January 2007
Ada, Oklahoma	Leased facility (3)	42,000	Company owned
Palatka, Florida	Leased facility (3)	42,000	Company owned
Manhattan, Kansas	Leased facility (3)	42,000	Company owned
Pikeville, Kentucky	Leased facility (3)	42,000	Company owned
Cary, North Carolina	Office	1,200	March 2007
Chesterfield, Missouri	Office	3,600	January 2016
Calgary, Alberta, Canada	Office	4,700	July 2007

		Square
Properties	General Usage	Feet	Lease Expiration

EMEA LOCATIONS

Amsterdam, The Netherlands	Customer contact management center	33,000	September 2009
Budapest, Hungary	Customer contact management center	24,000	August 2023
Budapest, Hungary	Customer contact management center	15,700	May 2006
Miskolc, Hungary	Customer contact management center	2,800	December, 2006
Edinburgh, Scotland	Customer contact management center/	35,900	October 2019
	Office /Headquarters	17,800	March 2008
Turku, Finland	Customer contact management center	12,500	February 2007
Bochum, Germany	Customer contact management center	43,200	July 2006
Pasewalk, Germany	Customer contact management center	41,900	March 2007
Wilhelmshaven, Germany (two)	Customer contact management centers	76,000	March 2009
Johannesburg, South Africa	Customer contact management center	99,000	March 2025
Ed, Sweden	Customer contact management center	44,000	October 2009
Sveg, Sweden	Customer contact management center	35,000	May 2006
Prato, Italy	Customer contact management center	10,000	October 2022
Shannon, Ireland	Customer contact management center	66,000	April 2013
Lugo, Spain	Customer contact management center	27,700	June 2006
La Coruña, Spain	Customer contact management center	32,300	December 2024
Kosice, Slovakia	Customer contact management center	11,400	December 2024
Galashiels, Scotland	Fulfillment center	126,700	Company owned
Upplands Vasby, Sweden	Fulfillment center and Sales office	23,500	October 2007
Turku, Finland	Fulfillment center	26,000	March 2007
Frankfurt, Germany	Sales office	1,700	September 2006
Madrid, Spain	Office	800	December 2011

(1)	Idle facility.

(2)	Considered part of the Toronto, Ontario, Canada customer contact management center.

(3)	Facility is no longer used in our business operations and has been leased to an unrelated third party. See Note 7 of the Consolidated Financial Statements for more information on our facilities leased to others.

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

	High	Low
Year ended December 31, 2005:
Fourth Quarter	$15.41	$11.95
Third Quarter	12.07	9.32
Second Quarter	9.60	6.57
First Quarter	8.50	6.38

Year ended December 31, 2004:
Fourth Quarter	$7.20	$4.51
Third Quarter	7.66	4.43
Second Quarter	7.71	5.34
First Quarter	10.07	5.22
     Holders of our common stock are entitled to receive dividends out of the funds legally available when and if declared by the Board of Directors. We have not declared or paid any cash dividends on our common stock in the past and do not anticipate paying any cash dividends in the foreseeable future.
     As of February 24, 2006, there were 1,253 holders of record of the common stock. We estimate there were approximately 4,215 beneficial owners of our common stock.
     Below is a summary of stock repurchases for the quarter ended December 31, 2005 (in thousands, except average price per share). See Note 16, Earnings Per Share, to the Consolidated Financial Statements for information regarding our stock repurchase program.

				Maximum
			Total Number of	Number Of
			Shares Purchased	Shares That May
		Average	as Part of	Yet Be
	Total Number	Price	Publicly	Purchased
	of Shares	Paid Per	Announced Plans	Under Plans or
Period	Purchased (1)	Share	or Programs (1)	Programs
October 1, 2005 – October 31, 2005	—	—	1,644	1,356
November 1, 2005 – November 30, 2005	—	—	1,644	1,356
December 1, 2005 – December 31, 2005	—	—	1,644	1,356

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3 million with no expiration date.

Item 6. Selected Financial Data
Selected Financial Data
     The following selected financial data has been derived from our consolidated financial statements. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and related notes.

	Years Ended December 31,
(In thousands, except per share data)	2005	2004	2003	2002	2001
INCOME STATEMENT DATA (8) :

Revenues	$494,918	$466,713	$480,359	$452,737	$496,722
Income (loss) from operations (1,2,3,5,6,7)	26,331	12,597	11,368	(11,295)	(360)
Net income (loss) (1,2,3,4,5,6,7)	23,408	10,814	9,305	(18,631)	409
Net income (loss) per basic share (1,2,3,4,5,6,7)	0.60	0.27	0.23	(0.46)	0.01
Net income (loss) per diluted share (1,2,3,4,5,6,7)	0.59	0.27	0.23	(0.46)	0.01

BALANCE SHEET DATA (8) :

Total assets	$331,185	$312,526	$318,175	$296,841	$309,780
Shareholders’ equity	226,090	210,035	200,832	182,345	191,212

(1)	The amounts for 2005 include a $1.8 million net gain on the sale of facilities, a $0.3 million reversal of restructuring and other charges and $0.6 million of charges associated with the impairment of long-lived assets.

(2)	The amounts for 2004 include a $7.1 million net gain on the sale of facilities, a $5.4 million net gain on insurance settlement, a $0.1 million reversal of restructuring and other charges and $0.7 million of charges associated with the impairment of long-lived assets.

(3)	The amounts for 2003 include a $2.1 million net gain on the sale of facilities and a $0.6 million reversal of restructuring and other charges.

(4)	The amounts for 2002 include $20.8 million of restructuring and other charges, $1.5 million of charges associated with the impairment of long-lived assets and a $1.6 million net gain on the sale of facilities.

(5)	The amounts for 2002 include $13.8 million of charges associated with the litigation settlement.

(6)	The amounts for 2001 include $14.6 million of restructuring and other charges and $1.5 million of charges associated with the impairment of long-lived assets.

(7)	On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and discontinued amortizing goodwill and other intangible assets with indefinite lives. The amounts for 2001 include $0.4 million of goodwill amortization recorded before adoption of SFAS No. 142.

(8)	The Company has not declared cash dividends per common share for any of the five years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following should be read in conjunction with the Consolidated Financial Statements and the notes thereto that appear elsewhere in this document. The following discussion and analysis compares the year ended December 31, 2005 (“2005”) to the year ended December 31, 2004 (“2004”), and 2004 to the year ended December 31, 2003 (“2003”).
     The following discussion and analysis and other sections of this document contain forward-looking statements that involve risks and uncertainties. Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. Future events and actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis and in this Form 10-K for the year ended December 31, 2005 in Item 1.A.-Risk Factors.
Overview
     We provide outsourced customer contact management solutions and services with an emphasis on inbound technical support and customer service, which represented 94.6% of consolidated revenues in 2005, delivered through multiple communication channels encompassing phone, e-mail, Web and chat. Revenue from technical support and customer service, provided through our customer contact management centers, is recognized as services are rendered. These services are billed on an amount per e-mail, a fee per call, a rate per minute or on a time and material basis. Revenue from fulfillment services is generally billed on a per unit basis.
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
     Direct salaries and related costs include direct personnel compensation, severance, statutory and other benefits associated with such personnel and other direct costs associated with providing services to customers. General and administrative expenses include administrative, sales and marketing, occupancy, depreciation and amortization, and other costs.
     Recognition of income associated with grants from local or state governments of land and the acquisition of property, buildings and equipment is deferred and recognized as a reduction of depreciation expense included within general and administrative costs over the corresponding useful lives of the related assets. Amounts received in excess of the cost of the building are allocated to equipment and, only after the grants are released from escrow, recognized as a reduction of depreciation expense over the weighted average useful life of the related equipment, which approximates five years. Deferred property and equipment grants, net of amortization, totaled $18.1 million and $20.6 million at December 31, 2005 and 2004, respectively.
     The net (gain) loss on disposal of property and equipment includes the net gain on the sale of various facilities in 2005 and 2004 offset by the net loss on the disposal of property and equipment.
     The net gain on insurance settlement includes the insurance proceeds received for damage to our Marianna, Florida customer contact management center in September 2004.
     Restructuring and other charges (reversals) consist of reversals of certain accruals related to the 2002, 2001 and 2000 restructuring plans.
     Impairment of long-lived assets charges of $0.6 million in 2005 relate to (1) an asset impairment charge of $0.1 million in India related to the plan of migration of call volumes of the customer contact management services and related operations in India to other more strategically-aligned facilities in the Asia Pacific region and (2) a $0.5 million asset impairment charge related to the impairment and subsequent sale of property and equipment located in the United States. Impairment of long-lived assets charges of $0.7 million in 2004 relate to certain property and equipment in Bangalore, India as a result of the previously mentioned plan of migration.
     Interest income primarily relates to interest earned on cash and cash equivalents.
     Interest expense primarily includes the commitment fee charged on the unused portion of the Company’s credit facility and interest costs related to potential income tax liabilities.
     Income from rental operations, net is generated from the leasing of several U.S. facilities.
     Foreign currency transaction gains and losses generally result from exchange rate fluctuations on intercompany transactions and the revaluation of cash and other current assets that are settled in a currency other than functional currency.
     The Company’s effective tax rate for the periods presented reflects the effects of state income taxes, net of federal tax benefit, tax holidays, valuation allowance changes, foreign rate differentials, income tax credits, foreign withholding and other taxes, and permanent differences.

Results of Operations
     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our Statements of Operations:

	Years Ended December 31,
	2005	2004	2003
PERCENTAGES OF REVENUES:
Revenues	100.0%	100.0%	100.0%
Direct salaries and related costs	62.6	64.4	64.4
General and administrative	32.4	35.4	33.7
Net gain on disposal of property and equipment	(0.3)	(1.5)	(0.3)
Net gain on insurance settlement	—	(1.2)	—
Reversals of restructuring and other charges	(0.1)	—	(0.1)
Impairment of long-lived assets	0.1	0.2	—

Income from operations	5.3	2.7	2.3
Interest income	0.5	0.5	0.5
Interest expense	(0.1)	(0.1)	(0.2)
Income from rental operations, net	0.2	—	—
Other income (expense)	—	0.3	0.3

Income before provision for income taxes	5.9	3.4	2.9
Provision for income taxes	1.2	1.1	1.0

Net income	4.7%	2.3%	1.9%

     The following table sets forth, for the periods indicated, certain data derived from our Consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2005	2004	2003
Revenues	$494,918	$466,713	$480,359
Direct salaries and related costs	309,604	300,600	309,489
General and administrative	160,470	165,232	161,743
Net gain on disposal of property and equipment	(1,778)	(6,915)	(1,595)
Net gain on insurance settlement	—	(5,378)	—
Reversals of restructuring and other charges	(314)	(113)	(646)
Impairment of long-lived assets	605	690	—

Income from operations	26,331	12,597	11,368
Interest income	2,559	2,445	2,102
Interest expense	(667)	(773)	(836)
Income from rental operations, net	940	151	—
Other income (expense)	(60)	1,441	1,322

Income before provision for income taxes	29,103	15,861	13,956
Provision for income taxes	5,695	5,047	4,651

Net income	$23,408	$10,814	$9,305

     The following table summarizes our revenues, for the periods indicated, by geographic region (in thousands):

	Years Ended December 31,
	2005	2004	2003
Revenues:
Americas	$318,173	$283,253	$321,195
EMEA	176,745	183,460	159,164

Consolidated	$494,918	$466,713	$480,359

2005 Compared to 2004
Revenues
     During 2005, we recognized consolidated revenues of $494.9 million, an increase of $28.2 million or 6.0% from $466.7 million of consolidated revenues for 2004.
     On a geographic segmentation, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 64.3%, or $318.2 million for 2005 compared to 60.7%, or $283.3 million, for 2004. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 35.7%, or $176.7 million for 2005 compared to 39.3% or $183.4 million for 2004.
     The increase in Americas’ revenue of $34.9 million, or 12.3%, for 2005, compared to 2004, reflects a broad-based growth in client call volumes within our offshore operations and Canada, including new and existing client programs, a $3.5 million revenue contribution from the KLA acquisition on March 1, 2005 in Canada and a $1.5 million increase relating to a client contract pricing re-negotiation. The increase in the America’s revenues was negatively impacted by the client-driven migration of call volumes from the United States to comparable or higher margin offshore operations, including Latin America and the Asia Pacific Rim, and the resulting mix-shift in revenues from the United States to offshore (each offshore seat generates roughly half the revenue dollar equivalence of a U.S. seat). Revenues from our offshore operations represented 31.7% of consolidated revenues in 2005 compared to 27.6% in 2004. The trend of generating more of our revenues from new and existing client programs in offshore operations could continue in 2006. While operating margins generated offshore are generally comparable or higher than those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce and costs of functional currency fluctuations in offshore markets.
     The decrease in EMEA’s revenue of $6.7 million, or 3.7%, for 2005 reflects a decrease in call volumes and certain program expirations, partially offset by the benefit of a strengthened Euro of approximately $0.1 million compared to 2004. Excluding this foreign currency benefit, EMEA’s revenues would have decreased $6.8 million compared with last year. The persistent economic sluggishness in our key European markets continues to present a challenging environment characterized by competitive pricing and offshore alternatives.
Direct Salaries and Related Costs
     Direct salaries and related costs increased $9.0 million or 3.0% to $309.6 million for 2005, from $300.6 million in 2004. As a percentage of revenues, direct salaries and related costs was 62.6% and 64.4% in 2005 and 2004, respectively. This decrease, as a percentage of revenues, was primarily attributable to lower salary costs due to an overall reduction in U.S. customer call volumes from the client-driven migration of call volumes offshore and lower labor costs in offshore operations, as well as lower telephone costs. This decrease was partially offset by higher auto tow claims costs due to a higher membership base in our roadside assistance programs in Canada. With the slight strengthening of the Euro in 2005 compared to 2004, there was no significant impact on direct salaries and related costs.
General and Administrative
     General and administrative expenses decreased $4.7 million or 2.9% to $160.5 million for 2005, from $165.2 million in 2004. As a percentage of revenues, general and administrative expenses decreased to 32.4% in 2005 from 35.4% in 2004. This decrease was primarily attributable to lower depreciation and amortization expense, lower compensation costs due to salary costs in the prior year related to the former chairman’s retirement, lower lease costs and equipment maintenance partially offset by higher legal and professional fees primarily related to settlement of a contract dispute, higher compliance costs related to the Sarbanes-Oxley Act and higher facility costs as compared to the same period of 2004. With the slight strengthening of the Euro in 2005 compared to 2004, there was no significant impact on general and administrative expenses.
Net Gain on Disposal of Property and Equipment
     The net gain on disposal of property and equipment of $1.8 million for 2005 includes a $1.7 million net gain on the sale of our Greeley, Colorado facility and a $0.1 million net gain on the sale of a parcel of land in Klamath Falls, Oregon. This compares to a $6.9 million net gain on disposal of property and equipment in 2004, which includes a

$2.8 million net gain on the sale of our Hays, Kansas facility, a $2.7 million net gain on the sale of our Klamath Falls, Oregon facility, a $0.1 million net gain on the sale of a parcel of land at our Pikeville, Kentucky facility and a $1.5 million net gain on the sale of our Eveleth, Minnesota facility, partially offset by a $0.2 million loss on disposal of property and equipment.
Net Gain on Insurance Settlement
     In September 2004, the building and contents of our customer contact management center located in Marianna, Florida was severely damaged by Hurricane Ivan. Upon settlement with the insurer in December 2004, we recognized a net gain of $5.4 million after write-off of the property and equipment, which had a net book value of $3.4 million, net of the related deferred grants of $2.2 million. In December 2004, we donated the underlying land to the city with $0.1 million to assist with the site demolition and clean up of the property with no further obligation of the Company.
Reversal of Restructuring and Other Charges
     Restructuring and other charges included a reversal of certain charges totaling $0.3 million and $0.1 in 2005 and 2004, respectively, related to the remaining lease termination and closure costs for two European customer contact management centers and one European fulfillment center.
Impairment of Long-Lived Assets
     Impairment of long-lived assets charges of $0.6 million in 2005 relate to (1) an asset impairment charge of $0.1 million in India related to the plan of migration of call volumes of the customer contact management services and related operations in India to other more strategically-aligned facilities in the Asia Pacific region and (2) a $0.5 million asset impairment charge related to the impairment and subsequent sale of property and equipment located in the United States. Impairment of long-lived assets charges of $0.7 million in 2004 relate to certain property and equipment in Bangalore, India as a result of the previously mentioned plan of migration.
Interest Income
     Interest income increased to $2.5 million in 2005 from $2.4 million in 2004 reflecting higher levels of average interest-bearing balances in cash and cash equivalents. The 2004 interest income included $0.8 million of interest received on a foreign income tax refund.
Interest Expense
     Interest expense decreased slightly by $0.1 million to $0.7 million in 2005 as compared to 2004.
Income from Rental Operations, Net
     Income from rental operations, net increased to $0.9 million in 2005 from $0.2 million in 2004 as a result of the Company’s leasing of four customer contact management facilities during 2005 compared to leasing of one facility during 2004.
Other Income and Expense
     Other income, net decreased to zero in 2005 from $1.4 million in 2004. This decrease was primarily attributable to a $1.3 million decrease in foreign currency translation gains, net of losses including $0.4 million related to the liquidation of a foreign entity and a $0.1 million decrease in other miscellaneous income. Other income excludes the effects of cumulative translation effects included in Accumulated Other Comprehensive Income (Loss) in shareholders’ equity in the accompanying Consolidated Balance Sheets.
Provision (Benefit) for Income Taxes
     The provision for income taxes of $5.7 million for 2005 was based upon pre-tax book income of $29.1 million, compared to the provision for income taxes of $5.1 million for the comparable 2004 period based upon pre-tax book income of $15.9 million. The effective tax rate was 19.6% for 2005 and 31.8% for the comparable 2004 period. This decrease in the effective tax rate resulted from a shift in our mix of earnings and the effects of permanent differences, valuation allowances, foreign withholding taxes, state income taxes, and foreign income tax rate differentials (including tax holiday jurisdictions). The effective tax rate of 19.6% for 2005 included the reversal of a $0.6 million beginning of the year valuation allowance. This reversal resulted from a favorable change in forecasted 2005 and 2006 book income for one EMEA legal entity, which provided sufficient evidence for current and future sources of taxable income.
Net Income
     As a result of the foregoing, we reported income from operations for 2005 of $26.3 million, an increase of $13.7 million from 2004. This increase was principally attributable to a $28.2 million increase in revenues, a $4.7 million decrease in general and administrative costs and a $0.2 million increase in reversals of restructuring and other charges partially offset by a $9.0 million increase in direct salaries and related costs, a $5.1 million decrease in net gain on disposal of property and equipment, a $5.4 million decrease in net gain on insurance settlement and a $0.1 million increase in asset impairment charges. The $13.7 million increase in income from operations was partially offset by a net decrease in interest income, interest expense, income from rental operations, net and other income of $0.5 million and a $0.6 million higher tax provision, resulting in net income of $23.4 million for 2005, an increase of $12.6 million compared to 2004.
2004 Compared to 2003
Revenues
     During 2004, we recognized consolidated revenues of $466.7 million, a decrease of $13.7 million or 2.9% from $480.4 million of consolidated revenues for 2003.
     On a geographic segmentation, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 60.7%, or $ 283.3 million for 2004 compared to 66.9%, or $321.2 million, for 2003. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 39.3%, or $ 183.4 million for 2004 compared to 33.1% or $159.2 million for 2003.
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
Net Gain on Insurance Settlement
     In September 2004, the building and contents of our customer contact management center located in Marianna, Florida was severely damaged by Hurricane Ivan. Upon settlement with the insurer in December 2004, we recognized a net gain of $5.4 million after write-off of the property and equipment, which had a net book value of $3.4 million, net of the related deferred grants of $2.2 million. In December 2004, we donated the underlying land to the city with $0.1 million to assist with the site demolition and clean up of the property with no further obligation of the Company.
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

Interest Income
     Interest income increased to $2.4 million in 2004 from $2.1 million in 2003 including $0.8 million of interest received on a foreign income tax refund in 2004.
Interest Expense
     Interest expense of $0.8 million in 2004 was primarily unchanged as compared to 2003.
Income from Rental Operations, Net
     Income from rental operations, net increased to $0.2 million in 2004 from zero in 2003 as a result of the Company’s leasing of a customer contact management facility in 2004.
Other Income and Expense
     Other income increased to $1.4 million in 2004 from $1.3 million in 2003. This increase was primarily attributable to a $0.4 million increase in other miscellaneous income offset by a $0.3 million decrease in foreign currency translation gains, net of losses including $0.7 million related to the liquidation of a foreign entity. Other income excludes the effects of cumulative translation effects included in Accumulated Other Comprehensive Income (Loss) in shareholders’ equity in the accompanying Consolidated Balance Sheets.
Provision (Benefit) for Income Taxes
     The 2004 provision for income taxes of $5.1 million was based upon pre-tax book income of $15.9 million, compared to the 2003 provision for income taxes of $4.7 million based upon a pre-tax book income of $14.0 million. The $0.4 million change was primarily attributable to the $1.9 million change in pre-tax book income. The effective tax rate was 31.8% for 2004 and 33.3% for 2003. This decrease in the effective tax rate resulted from a shift in our mix of earnings within tax jurisdictions and the related effects of permanent differences, foreign withholding taxes, income tax credits, state income taxes and foreign income tax rate differentials (including tax holiday jurisdictions) offset by a requisite valuation allowance for the year-to-date United States tax loss benefit provided during the second, third and fourth quarters of 2004 (partially reduced by the reversal of certain specific tax contingency reserves).
Net Income
     As a result of the foregoing, we reported income from operations for 2004 of $12.6 million, an increase of $1.2 million from 2003. This increase was principally attributable to an $8.9 million decrease in direct salaries and related costs, a $5.3 million increase in net gain on disposal of property and equipment and a $5.4 million net gain on insurance settlement offset by a $13.7 million decrease in revenues, a $3.5 million increase in general and administrative costs, a $0.7 million increase in impairment of long-lived assets and a $0.5 million decrease in reversals of restructuring and other charges, as previously discussed. The $1.2 million increase in income from operations and a net increase in interest income, interest expense, income from rental operations, net and other income of $0.7 million were offset by a $0.4 million higher tax provision, resulting in net income of $10.8 million for 2004, an increase of $1.5 million compared to 2003.

Quarterly Results
     The following information presents our unaudited quarterly operating results for 2005 and 2004. The data has been prepared on a basis consistent with the Consolidated Financial Statements included elsewhere in this Form 10-K, and include all adjustments, consisting of normal recurring accruals that we consider necessary for a fair presentation thereof.
(In thousands, except per share data)

	12/31/05	9/30/05	6/30/05	3/31/05	12/31/04	9/30/04	6/30/04	3/31/04
Revenues	$128,756	$122,596	$122,194	$121,372	$120,713	$111,507	$113,450	$121,043
Direct salaries and related costs(1)	80,902	75,247	76,026	77,429	72,766	70,578	73,867	83,389
General and administrative(2)	38,824	40,387	41,369	39,890	41,303	41,338	41,315	41,276
Net (gain) loss on disposal of property and equipment(3)	(35)	(47)	(1,627)	(69)	94	(2,874)	(1,394)	(2,741)
Net gain on insurance settlement(4)	—	—	—	—	(5,378)	—	—	—
Restructuring and other charges (reversals) (5)	—	—	(56)	(258)	(113)	—	—	—
Impairment of long-lived assets(6)	—	605	—	—	690	—	—	—

Income (loss) from operations	9,065	6,404	6,482	4,380	11,351	2,465	(338)	(881)
Interest income	894	719	496	450	476	359	1,097	513
Interest expense	(95)	(113)	(385)	(74)	(180)	(242)	(233)	(118)
Income from rental operations, net	593	337	114	(104)	103	48	—	—
Other income (expense)	(781)	335	704	(318)	(242)	(160)	1,029	814

Income before provision for income taxes	9,676	7,682	7,411	4,334	11,508	2,470	1,555	328
Provision for income taxes	1,080	812	2,434	1,369	3,084	1,398	481	84

Net income	$8,596	$6,870	$4,977	$2,965	$8,424	$1,072	$1,074	$244

Net income per basic share(7)	$0.22	$0.17	$0.13	$0.08	$0.21	$0.03	$0.03	$0.01

Total weighted average basic shares	39,282	39,291	39,289	39,195	39,197	39,189	39,882	40,216

Net income per diluted share(7)	$0.22	$0.17	$0.13	$0.08	$0.21	$0.03	$0.03	$0.01

Total weighted average diluted shares	39,723	39,566	39,445	39,339	39,304	39,259	39,998	40,388

(1)	The quarter ended December 31, 2005 includes a $0.5 million charge for termination costs associated with exit activities in Germany and a $0.6 million year-end bonus accrual.

(2)	The quarter ended December 31, 2005 includes a $0.5 million reversal of bad debt expense and a $0.4 million reversal of certain bonus accruals. The quarter ended September 30, 2004 includes a $2.3 million estimated compensation accrual related to the Chairman’s retirement and the quarter ended December 31, 2004 includes a $0.6 million reversal of part of this accrual related to life insurance premiums to be paid directly to the insurer over the policy period rather than to the insured in a lump sum.

(3)	The quarters ended June 30, 2005 and December 31, 2005 include a net gain of $1.7 million related to the sale of the Greeley, Colorado facility, and $0.1 million related to the sale of a parcel of land in Klamath Falls, Oregon, respectively. The quarters ended September 30, 2004, June 30, 2004 and March 31, 2004 include a net gain of $2.8 million related to the sale of the Hays, Kansas facility, $1.6 million related to the sales of the Eveleth, Minnesota facility and the parcel of land at our Pikeville, Kentucky facility and $2.7 million related to the sale of the Klamath Falls, Oregon facility, respectively.

(4)	The quarter ended December 31, 2004 includes a net gain on insurance settlement of $5.4 million.

(5)	The quarters ended June 30, 2005, March 31, 2005 and December 31, 2004 include a reversal of restructuring and other charges of $0.1 million, $0.2 million and $0.1 million, respectively.

(6)	The quarters ended September 30, 2005 and December 31, 2004 include a $0.6 million and $0.7 million charge associated with the impairment of long-lived assets, respectively.

(7)	Net income (loss) per basic and diluted share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

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
     On August 5, 2002, the Board of Directors authorized the Company to purchase up to three million shares of our outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the year ended December 31, 2005, we did not repurchase common shares under the 2002 repurchase program.
     During the year ended December 31, 2005, we generated $48.2 million in cash from operating activities and received $0.8 million in cash from issuance of stock and $2.7 million in cash from the sale of facilities, property and equipment. Further, we used $9.9 million in funds for capital expenditures, $3.2 million to purchase the stock of Kelly, Luttmer & Associates Limited, $0.4 million to purchase investments and $0.1 million to repay long-term debt resulting in a $33.7 million increase in available cash (including the unfavorable effects of international currency exchange rates on cash of $4.4 million).
     Net cash flows provided by operating activities for the year ended December 31, 2005 were $48.2 million, compared to net cash flows provided by operating activities of $13.7 million for the year ended December 31, 2004. The $34.5 million increase in net cash flows from operating activities was due to an increase in net income of $12.6 million, a $19.2 million net change in assets and liabilities and a $2.7 million increase in non-cash reconciling items such as deferred income taxes and a net gain on disposal of property and equipment. This $19.2 million net change in assets and liabilities was principally a result of a $7.9 million decrease in receivables, a $5.1 million increase in deferred revenue, a $3.9 million increase in accounts payable, a $3.9 million increase in accrued employee compensation, and a $4.6 million increase in other liabilities offset by a $4.3 million increase in other assets and a $1.9 million decrease in taxes payable.
     Capital expenditures, which are generally funded by cash generated from operating activities and borrowings available under our credit facilities, were $9.9 million for the year ended December 31, 2005, compared to $25.7 million for the year ended December 31, 2004, a decrease of $15.8 million, which was driven primarily by lower investments in offshore facilities. During the year ended December 31, 2005, approximately 32% of the capital expenditures were the result of investing in new and existing customer contact management centers, primarily offshore, and 68% was expended primarily for maintenance and systems infrastructure. In 2006, we anticipate capital expenditures in the range of $12.0 million to $16.0 million.
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
     The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at our option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 2.25%. In addition, a commitment fee of up to 0.50% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2008, are secured by a pledge of 65% of the stock of each of our active direct foreign subsidiaries. The Credit Facility prohibits us from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings in 2005 and 2004 and no outstanding balances as of December 31, 2005 and 2004 with $50.0 million availability under the Credit Facility. At December 31, 2005, we were in compliance with all loan requirements of the Credit Facility.
     At December 31, 2005, we had $127.6 million in cash, of which approximately $86.3 million was held in international operations and may be subject to additional taxes if repatriated to the United States. On October 22, 2004 the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The incentive was only available in 2005 and was subject to a number of limitations. Based on a cost-benefit analysis, the Company decided not to repatriate any foreign income under the Act.
     We believe that our current cash levels, accessible funds under our credit facilities and cash flows from future operations will be adequate to meet anticipated working capital needs, future debt repayment requirements (if any), continued expansion objectives, anticipated levels of capital expenditures and contractual obligations for the foreseeable future and stock repurchases.
Off-Balance Sheet Arrangements and Other
     At December 31, 2005, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
     From time to time, during the normal course of business, we may make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include, but are not limited to: (i) indemnities to clients, vendors and service providers pertaining to claims based on negligence or willful misconduct and (ii) indemnities involving breach of contract, the accuracy of representations and warranties, or other liabilities assumed by us in certain contracts. In addition, we have agreements whereby we will indemnify certain officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the applicable insurance coverage is generally adequate to cover any estimated potential liability under these indemnification agreements. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and other guarantees in the accompanying Consolidated Balance Sheets. In addition, we have some client contracts that do not contain contractual provisions for the limitation of liability, and other client contracts that contain agreed upon exceptions to limitation of liability. We have not recorded any liability in the accompanying Consolidated Balance Sheets with respect to any client contracts under which we have or may have unlimited liability.

Contractual Obligations
     The following table summarizes our contractual cash obligations at December 31, 2005, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
		Less Than 1
	Total	Year	1 - 3 Years	4 - 5 Years	After 5 Years
Operating leases (1)	$38,285	$11,562	$8,697	$6,930	$11,096
Purchase obligations (2)	15,354	12,198	3,156	—	—
Other long-term liabilities (3)	6	6	—	—	—

Total contractual cash obligations	$53,645	$23,766	$11,853	$6,930	$11,096

(1)	Amounts represent the expected cash payments of our operating leases as discussed in Note 17 to the Consolidated Financial Statements.

(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(3)	Other long-term liabilities, which exclude deferred income taxes, represent the expected cash payments due minority shareholders of certain subsidiaries and others.
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
     We believe the following accounting policies are the most critical since these policies require significant judgment or involve complex estimations that are important to the portrayal of our financial condition and operating results:
▪	We recognize revenue pursuant to applicable accounting standards, including SEC Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” SAB 104, “Revenue Recognition” and the Emerging Issues Task force (“EITF”) No. 00-21, (EITF 00-21)“Revenue Arrangements with Multiple Deliverables.” SAB 101, as amended, and SAB 104 summarize certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provide guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. EITF 00-21 provides further guidance on how to account for multiple element contracts.

We recognize revenue from services as the services are performed under a fully executed contractual agreement and record reductions to revenue for contractual penalties and holdbacks for failure to meet specified minimum service levels and other performance based contingencies. Royalty revenue is recognized when a contract has been fully executed, the product has been delivered or provided, the license fees or rights are fixed and determinable, the collection of the resulting receivable is probable and there are no other contingencies. Revisions to these estimates, which could result in adjustments to fixed price contracts and estimated losses, are recorded in the period when such adjustments or losses are known or can be reasonably estimated. Product sales are recognized upon shipment to the customer and satisfaction of all obligations.

We recognize revenue from licenses of our software products and rights when the agreement has been executed, the product or right has been delivered or provided, collectibility is probable and the software license fees or rights are fixed and determinable. If any portion of the license fees or rights is subject to forfeiture, refund or other contractual contingencies, we defer revenue recognition until these contingencies have been resolved. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue.

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

▪	We maintain allowances for doubtful accounts of $3.1 million as of December 31, 2005, or 3.5% of receivables, for estimated losses arising from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required which would reduce income from operations.

▪	We reduce deferred tax assets by a valuation allowance if, based on the weight of available evidence for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized. The valuation allowance for a particular tax jurisdiction is allocated between current and noncurrent deferred tax assets for that jurisdiction on a pro rata basis. Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, our estimate of future taxable income and any applicable tax-planning strategies. At December 31, 2005, management determined that a valuation allowance of approximately $28.8 million was necessary to reduce U.S. deferred tax assets by $9.9 million and foreign deferred tax assets by $18.9 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $17.9 million at December 31, 2005 is dependent upon future profitability within each tax jurisdiction. As of December 31, 2005, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax asset will be realized. (See Note 13 in the accompanying Consolidated Financial Statements).

▪	We review long-lived assets, which had a carrying value of $80.3 million as of December 31, 2005, including goodwill, intangibles and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge or loss to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment” which revises SFAS 123 and supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123R requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. We adopted SFAS 123R on January 1, 2006. The standard requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period, while compensation expense for liability-based awards (those usually settled in cash rather than stock) be re-measured to fair-value at each balance sheet date until the award is settled. Under SFAS 123R, the pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. The adoption of SFAS 123R is not expected to have a material effect on our financial condition, results of operations or cash flows as most outstanding options were fully vested as of December 31, 2005.
     We use the Black-Scholes formula to estimate the value of stock-based compensation granted to employees and directors and expect to continue to use this option valuation model in 2006, but may consider switching to another model in the future, if we determine that such model will produce a better estimate of fair value. Because SFAS 123R must be applied not only to new awards, but to previously granted awards that are not fully vested on January 1, 2006, the effective date of SFAS 123R, compensation cost for some previously granted options will be recognized under SFAS 123R. However, had we adopted SFAS 123R in prior periods, the impact of this standard would have approximated the impact described in the disclosure of pro forma net income and net income per share in Note 1 to the consolidated financial statements.
     SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required.
     We will use the modified prospective method, which requires us to record compensation expense for the non-vested portion of previously issued awards that remain outstanding at the initial date of adoption and to record compensation expense for any awards issued or modified after January 1, 2006.
     In March 2005, the SEC issued SAB 107 (SAB 107), “Share-Based Payments”, which provides guidance on valuation methods available and guidance on other related matters in applying the provisions of SFAS 123R. We adopted the provisions of SAB 107 in conjunction with the adoption of SFAS 123R on January 1, 2006.
     In October 2005, the FASB issued FASB Staff Position FAS No. 123R-2 (SFAS 123R-2), “Practical Accommodation to the Application of Grant Date as Defined in FAS 123R”. SFAS 123R-2 provides guidance on the application of grant date as defined in SFAS 123R. In accordance with this standard, a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We adopted SFAS 123R-2 in conjunction with the adoption of SFAS 123R on January 1, 2006.
     In November 2005, the FASB issued FASB Staff Position FAS No. 123R-3 (SFAS 123R-3), “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. SFAS 123R-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123R on January 1, 2006. We are currently evaluating the use of this transition method.
     In March 2004, the EITF reached a consensus on Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment evaluations for securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step test to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB delayed the effective date of the recognition and measurement provisions of EITF 03-1. However, the disclosure provisions were effective for fiscal years ending after June 15, 2004. In November 2005, the FASB issued final FASB Staff Positions SFAS 115-1 and SFAS 124-1 (SFAS 115-1 and SFAS 124-1) “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which supersede EITF 03-1 and provide similar guidance. FASB Staff Position Nos. SFAS 115-1 and SFAS 124-1 are effective for fiscal years beginning after December 15, 2005. The adoption of the recognition and measurement provisions of these standards is not expected to have a material impact on our financial condition, results of operations or cash flows.
     In June 2004, the EITF reached a consensus on Issue No. 02-14 (EITF 02-14), “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting should be applied to investments when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. We adopted EITF 02-14 on January 1, 2005. The impact of this adoption did not have a material effect on our financial condition, results of operations or cash flows.
     In December 2004, the FASB issued Staff Position 109-1 (SFAS 109-1), “Application of FASB Statement 109, Accounting for Income Taxes , to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. The Act, which was signed into law in October 2004, provides a tax deduction on qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by SFAS 109-1, this deduction should be accounted for as a special deduction under SFAS 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. The tax benefit resulting from the new deduction was effective for 2005. The adoption of these new tax provisions did not have a material impact on our financial condition, results of operations or cash flows.
     In December 2004, the FASB issued FASB Staff Position No. SFAS 109-2 (SFAS 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The Act introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria were met. SFAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Based on a cost-benefit analysis, we decided not to repatriate any foreign income under the Act.
     In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations” that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The impact of this adoption did not have a material impact on our financial condition, results of operations or cash flows.
     In May 2005, the FASB issued SFAS No. 154 (SFAS 154), “Accounting Changes and Error Corrections”, which requires retrospective application to prior periods’ financial statements for changes in accounting principle and redefines the term “restatement” as the revising of previously issued financial statements to reflect the correction of an error. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
     In July 2005, the FASB issued an exposure draft of a proposed interpretation of SFAS No. 109, “Accounting for Income Taxes” entitled “Accounting for Uncertain Tax Positions.” The proposed interpretation stipulates that the benefit from a tax position should be recorded only when it is probable that the tax position will be sustained upon audit by taxing authorities, based solely on the technical merits of the tax position. The final issuance of this proposed interpretation, which may be subject to significant changes, will be no earlier than the first quarter of 2006 and the effective date has not been determined. We are currently evaluating the impact of this proposed standard on our financial position, results of operations and cash flows.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency and Interest Rate Risk
     Our earnings and cash flows are subject to fluctuations due to changes in non-U.S. currency exchange rates. We are exposed to non-U.S. exchange rate fluctuations as the financial results of non-U.S. subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact overall expected profitability. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in Accumulated Other Comprehensive Income (Loss) in shareholders’ equity. Movements in non-U.S. currency exchange rates may affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. Periodically, we use foreign currency contracts to hedge intercompany receivables and payables, and transactions initiated in the United States that are denominated in foreign currency. The principal foreign currency hedged is the Euro using foreign currency contracts ranging in periods from one to three months. Foreign currency contracts are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized in the current period, as we do not designate our foreign currency contracts as accounting hedges. Unrealized and realized gains or losses related to these contracts for the three years ended December 31, 2005 were immaterial.
     Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facility. Based on our level of variable rate debt outstanding during the year ended December 31, 2005, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would not have had a material impact on our annual interest expense.

     At December 31, 2005, we had no debt outstanding at variable interest rates. We have not historically used derivative instruments to manage exposure to changes in interest rates.
Item 8. Financial Statements and Supplementary Data
     The financial statements and supplementary data required by this item are located beginning on page 46 and page 29 of this report, respectively.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
     None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     As of December 31, 2005, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of December 31, 2005, our disclosure controls and procedures were effective at the reasonable assurance level.
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
     We assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     Based on our assessment, management believes that, as of December 31, 2005, our internal control over financial reporting was effective.
     Our independent auditors, an independent registered public accounting firm, have issued their attestation report on our assessment of our internal control over financial reporting. This report appears on page 38.
Changes to Internal Control Over Financial Reporting
     Except as noted below, there were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     On November 11, 2005, we determined that certain deferred revenues should have been classified as current liabilities rather than long-term liabilities in the Consolidated Balance Sheets as of December 31, 2003 and thereafter. These deferred revenues relate to various contracts in our Canadian roadside assistance program for which we are prepaid for roadside assistance services that are generally carried out over a twelve-month or longer period. Accordingly, previously issued financial statements for the year ended December 31, 2004 were restated to correct the classification of deferred revenue and the related deferred income taxes. We concluded that the deferred revenue classification error was primarily the result of a failure in the design of the existing controls surrounding the review of non-U.S. non-routine contracts to ensure that such contracts are recorded in accordance with generally accepted accounting principles in the United States. We also concluded that this deficiency in internal controls constituted a “material weakness,” as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2.
     Subsequent to November 11, 2005, we made changes to our internal control over financial reporting that remediated such weakness, including the establishment of additional controls to improve the internal control process with respect to the accounting for non-U.S. non-routine contracts. The changes included a more formal process to document and review the terms and conditions of all significant contracts, including non-U.S. non-routine contracts, to ensure that such contracts are recorded in accordance with accounting principles generally accepted in the United States. This process is completed at the inception of the contract and monitored during the term of the contract to ensure all and any changes to the contract are accounted for appropriately.
     As a result of these remedial actions, we concluded that this change in procedures strengthens our disclosure controls and procedures, as well as our internal control over financial reporting, with respect to the accounting for non-U.S. non-routine contracts and therefore the above described material weakness was remediated as of December 31, 2005. We have discussed this material weakness and our remediation actions with our Audit Committee.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Sykes Enterprises, Incorporated
Tampa, Florida
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, as included in Item 9A, Controls and Procedures, that Sykes Enterprises, Incorporated and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Certified Public Accountants
Tampa, Florida
March 14, 2006

Item 9B. Other Information
     None.
PART III
Items 10. through 14.
     All information required by Items 10 through 14, with the exception of information on Executive Officers which appears in this report in Item 1 under the caption “Executive Officers”, is incorporated by reference to SYKES’ Proxy Statement for the 2006 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits and Financial Statement Schedule
The following documents are filed as part of this report:
(1)	Consolidated Financial Statements

The Index to Consolidated Financial Statements is set forth on page 46 of this report.

(2)	Financial Statements Schedule

Schedule II — Valuation and Qualifying Accounts is set forth on page 80 of this report.

(3)	Exhibits:

Exhibit
Number	Exhibit Description
2.1	Articles of Merger between Sykes Enterprises, Incorporated, a North Carolina Corporation, and Sykes Enterprises, Incorporated, a Florida Corporation, dated March 1, 1996. (1)

2.2	Articles of Merger between Sykes Enterprises, Incorporated and Sykes Realty, Inc. (1)

2.3	Shareholder Agreement dated December 11, 1997, by and among Sykes Enterprises, Incorporated and HealthPlan Services Corporation. (2)

2.4	Stock Purchase Agreement, dated September 1, 1998, between Sykes Enterprises, Incorporated and HealthPlan Services Corporation. (4)

2.5	Merger Agreement, dated as of June 9, 2000, among Sykes Enterprises, Incorporated, SHPS, Incorporated, Welsh Carson Anderson and Stowe, VIII, LP (“WCAS”) and Slugger Acquisition Corp. (11)

2.6	Share Purchase Agreement, dated as of March 1, 2005, among Sykes Canada Corporation and the shareholders of Kelly, Luttmer & Associates Ltd and 765448 Alberta Limited. (27)

3.1	Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (5)

3.2	Articles of Amendment to Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (6)

3.3	Bylaws of Sykes Enterprises, Incorporated, as amended. (27)

4.1	Specimen certificate for the Common Stock of Sykes Enterprises, Incorporated. (1)

10.1	1996 Employee Stock Option Plan. (1)*

10.2	Amended and Restated 1996 Non-Employee Director Stock Option Plan. (12)*

10.3	1996 Non-Employee Directors’ Fee Plan. (1)*

10.4	2004 Non-Employee Directors’ Fee Plan. (23)*

10.5	Form of Split Dollar Plan Documents. (1)*

10.6	Form of Split Dollar Agreement. (1)*

10.7	Form of Indemnity Agreement between Sykes Enterprises, Incorporated and directors & executive officers. (1)

10.8	Tax Indemnification Agreement between Sykes Enterprises, Incorporated and John H. Sykes. (1)*

10.9	1997 Management Stock Incentive Plan. (3)*

Exhibit
Number	Exhibit Description
10.10	1999 Employees’ Stock Purchase Plan. (7)*

10.11	2000 Stock Option Plan. (8)*

10.12	2001 Equity Incentive Plan. (13)*

10.13	Deferred Compensation Plan (27)*

10.14	2004 Non-Employee Director Stock Option Plan (21)*

10.15	Amended and Restated Executive Employment Agreement dated as of October 1, 2001 between Sykes Enterprises, Incorporated and John H. Sykes. (15)*

10.16	Founder’s Retirement and Consulting Agreement dated December 10, 2004 between Sykes Enterprises, Incorporated and John H. Sykes. (24)*

10.17	Stock Option Agreement dated as of January 8, 2002, between Sykes Enterprises, Incorporated and John H. Sykes. (15)*

10.18	Employment Agreement dated as of January 1, 2004, between Sykes Enterprises, Incorporated and Charles E. Sykes. (20)*

10.19	Amendment Number 1 to Exhibit “A” of the Employment Agreement between Sykes Enterprises, Incorporated and Charles E. Sykes dated January 1, 2004. (23)*

10.20	Employment Agreement dated as of August 1, 2004 between Sykes Enterprises, Incorporated and Charles E. Sykes. (27)*

10.21	First Amendment to Employment Agreement dated as of July 28, 2005 between Sykes Enterprises, Incorporated and Charles E. Sykes. *

10.22	Second Amendment to Employment Agreement dated as of January 30, 2006, between Sykes Enterprises, Incorporated and Charles E. Sykes. (31)*

10.23	Stock Option Agreement dated as of March 15, 2002 between Sykes Enterprises, Incorporated and Charles E. Sykes. (16)*

10.24	Stock Option Agreement (Performance Accelerated Option) dated as of March 15, 2002 between Sykes Enterprises, Incorporated and Charles E. Sykes. (16)*

10.25	Employment Agreement dated as of March 6, 2000 between Sykes Enterprises, Incorporated and David L. Grimes. (9)*

10.26	Employment Separation Agreement dated November 10, 2000 between Sykes Enterprises, Incorporated and David L. Grimes. (10)*

10.27	Amended and Restated Employment Agreement dated as of October 1, 2001, between Sykes Enterprises, Incorporated and W. Michael Kipphut. (15) *

10.28	Employment Agreement dated as of March 6, 2004, between Sykes Enterprises, Incorporated and W. Michael Kipphut. (23)*

10.29	Employment Agreement dated as of March 6, 2005, between Sykes Enterprises, Incorporated and W. Michael Kipphut. (26)*

10.30	Stock Option Agreement dated as of October 1, 2001, between Sykes Enterprises, Incorporated and W. Michael Kipphut. (15)*

10.31	Employment Agreement dated as of March 5, 2004, between Sykes Enterprises, Incorporated and Jenna R. Nelson. (20)*

Exhibit
Number	Exhibit Description
10.32	Stock Option Agreement dated as of March 11, 2002 between Sykes Enterprises, Incorporated and Jenna R. Nelson. (16)*

10.33	Employment Agreement dated as of March 5, 2004, between Sykes Enterprises, Incorporated and Gerry L. Rogers. (20)*

10.34	Independent Subcontractor Agreement dated as of July 27, 2004 between Sykes Enterprises, Incorporated and Gerry L. Rogers. (27)*

10.35	First Amendment to Independent Subcontractor Agreement dated as of July 27, 2004 between Sykes Enterprises, Incorporated and Gerry L. Rogers. (27)*

10.36	Stock Option Agreement dated as of March 11, 2002 between Sykes Enterprises, Incorporated and Gerry Rogers. (16)*

10.37	Employment Agreement dated as of April 1, 2003, between Sykes Enterprises, Incorporated and James T. Holder. (20)*

10.38	Employment Agreement dated as of July 22, 2005, between Sykes Enterprises, Incorporated and James T. Holder. (29)*

10.39	Employment Agreement dated as of January 3, 2006, between Sykes Enterprises, Incorporated and James T. Holder. (31)*

10.40	Stock Option Agreement dated as of October 1, 2001, between Sykes Enterprises, Incorporated and James T. Holder. (15)*

10.41	Amended and Restated Employment Agreement dated as of March 6, 2002, between Sykes Enterprises, Incorporated and Harry A. Jackson, Jr. (15)*

10.42	Employment Separation Agreement, Waiver and Release dated as of June 9, 2003 between Sykes Enterprises, Incorporated and Harry A. Jackson, Jr. (19)*

10.43	Stock Option Agreement dated as of March 6, 2002 between Sykes Enterprises, Incorporated and Harry A. Jackson, Jr. (16)*

10.44	Stock Option Agreement dated as of December 23, 2002 between Sykes Enterprises, Incorporated and Harry A. Jackson, Jr. (18)*

10.45	Employment Agreement dated as of April 1, 2003, between Sykes Enterprises, Incorporated and William N. Rocktoff. (20)*

10.46	Employment Agreement dated as of July 22, 2005, between Sykes Enterprises, Incorporated and William N. Rocktoff. (29)*

10.47	Employment Agreement dated as of January 3, 2006, between Sykes Enterprises, Incorporated and William N. Rocktoff. (31)*

10.48	Stock Option Agreement dated as of March 18, 2002 between Sykes Enterprises, Incorporated and William Rocktoff. (16)*

10.49	Stock Option Agreement dated as of March 18, 2002 between Sykes Enterprises, Incorporated and William Rocktoff. (16)*

10.50	Employment Separation Agreement dated as of November 5, 2001, between Sykes Enterprises, Incorporated and Mitchell Nelson. (15)*

10.51	Employment Agreement dated as of September 2, 2003, between Sykes Enterprises, Incorporated and James C. Hobby. (20)*

Exhibit
Number	Exhibit Description
10.52	Employment Agreement dated as of January 3, 2005 between Sykes Enterprises, Incorporated and James Hobby, Jr. (25)*

10.53	Employment Agreement dated as of October 6, 2003, between Sykes Enterprises, Incorporated and Daniel L. Hernandez. (20)*

10.54	Employment Agreement dated as of January 3, 2006, between Sykes Enterprises, Incorporated and Daniel L. Hernandez. (31)*

10.55	Employment Agreement dated as of June 15, 2004 between Sykes Enterprises, Incorporated and David L. Pearson. (23)*

10.56	Employment Agreement dated as of September 13, 2005 between Sykes Enterprises, Incorporated and David L. Pearson. (30)*

10.57	Employment Agreement dated as of January 3, 2006 between Sykes Enterprises, Incorporated and Lawrence R. Zingale. (31)*

10.58	Senior Revolving Credit Facility between SunTrust, Wachovia and BNP Paribas and Sykes Enterprises, Incorporated dated as of April 5, 2002 and Schedule I-1. (16)

10.59	Amendment No. 1 to Revolving Credit Agreement without exhibits between Sun Trust, Wachovia and BNP Paribas and Sykes Enterprises, Incorporated dated as of September 30, 2002. (17)

10. 60	Amendment No. 2 to Revolving Credit Agreement between SunTrust Bank, Wachovia Bank and BNP Paribas and Sykes Enterprises, Incorporated dated as of June 30, 2003. (19)

10.61	Credit Agreement Among Sykes Enterprises, Incorporated and Keybank National Association and BNP Paribas dated March 15, 2004. (22)

10.62	Amendment No. 1 to Credit Agreement Among Sykes Enterprises, Incorporated and Keybank National Association and BNP Paribas dated October 18, 2004. (27)

10.63	Amendment No. 2 to Credit Agreement Among Sykes Enterprises, Incorporated and Keybank National Association and BNP Paribas dated May 25, 2005. (28)

14.1	Code of Ethics (21)

21.1	List of subsidiaries of Sykes Enterprises, Incorporated.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney relating to subsequent amendments (included on the signature page of this report).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to Section 1350.

*	Indicates management contract or compensatory plan or arrangement

(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-2324) and incorporated herein by reference.

(2)	Filed as Exhibit 2.12 to the Registrant’s Form 10-K filed with the Commission on March 16, 1998, and incorporated herein by reference.

(3)	Filed as Exhibit 10 to the Registrant’s Form 10-Q filed with the Commission on July 28, 1998, and incorporated herein by reference.

(4)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 25, 1998, and incorporated herein by reference.

(5)	Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed with the Commission on October 23, 1997, and incorporated herein by reference.

(6)	Filed as Exhibit 3.2 to the Registrant’s Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.

(7)	Filed as Exhibit 10.19 to the Registrant’s Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.

(8)	Filed as Exhibit 10.23 to the Registrant’s Form 10-K filed with the Commission on March 29, 2000, and incorporated herein by reference.

(9)	Filed as Exhibit 10.3 to the Registrant’s Form 10-K filed with the Commission on March 29, 2000, and incorporated herein by reference.

(10)	Filed as Exhibit 10.29 to the Registrant’s Form 10-K filed with the Commission on March 27, 2001, and incorporated herein by reference.

(11)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 17, 2000, and incorporated herein by reference.

(12)	Filed as Exhibit 10.12 to Registrant’s Form 10-Q filed with the Commission on May 7, 2001, and incorporated herein by reference.

(13)	Filed as Exhibit 10.32 to Registrant’s Form 10-Q filed with the Commission on May 7, 2001, and incorporated herein by reference.

(14)	Filed as Exhibit 10.33 to Registrant’s Form 10-Q filed with the Commission on August 14, 2001, and incorporated herein by reference.

(15)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 15, 2002, and incorporated herein by reference.

(16)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on May 10, 2002, and incorporated herein by reference.

(17)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on November 14, 2002, and incorporated herein by reference.

(18)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 24, 2003, and incorporated herein by reference.

(19)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on August 11, 2003, and incorporated herein by reference.

(20)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 10, 2004, and incorporated herein by reference.

(21)	Filed as an Exhibit to Registrant’s Proxy Statement for the 2004 annual meeting of shareholders filed with the Commission April 6, 2004.

(22)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 29, 2004, and incorporated herein by reference.

(23)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on August 9, 2004, and incorporated herein by reference.

(24)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2004, and incorporated herein by reference.

(25)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2005, and incorporated herein by reference.

(26)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 8, 2005, and incorporated herein by reference.

(27)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 22, 2005, and incorporated herein by reference.

(28)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on May 31, 2005, and incorporated herein by reference.

(29)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on July 27, 2005, and incorporated herein by reference.

(30)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on September 19, 2005, and incorporated herein by reference.

(31)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on January 5, 2006, and incorporated herein by reference.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 14th day of March 2006.

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

Signature	Title	Date
/s/ Paul L. Whiting Paul L. Whiting	Chairman of the Board	March 14, 2006

/s/ Charles E. Sykes	President and Chief Executive Officer and	March 14, 2006
Charles E. Sykes	Director (Principal Executive Officer)

/s/ Furman P. Bodenheimer, Jr. Furman P. Bodenheimer, Jr.	Director	March 14, 2006

/s/ Mark C. Bozek Mark C. Bozek	Director	March 14, 2006

/s/ Lt. Gen. Michael P. Delong (Ret.) Lt. Gen. Michael P. Delong (Ret.)	Director	March 14, 2006

/s/ H. Parks Helms H. Parks Helms	Director	March 14, 2006

/s/ Iain Macdonald Iain Macdonald	Director	March 14, 2006

/s/ James S. MacLeod James S. MacLeod	Director	March 14, 2006

/s/ Linda F. McClintock-Greco M.D. Linda F. McClintock-Greco M.D.	Director	March 14, 2006

/s/ William J. Meurer William J. Meurer	Director	March 14, 2006

/s/ James K. Murray, Jr. James K. Murray, Jr.	Director	March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sykes Enterprises, Incorporated
Tampa, Florida
We have audited the accompanying consolidated balance sheets of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sykes Enterprises, Incorporated and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Certified Public Accountants
Tampa, Florida
March 14, 2006

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
(In thousands, except per share data)	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$127,612	$93,868
Receivables, net	88,213	90,661
Prepaid expenses and other current assets	10,601	11,219
Assets held for sale	—	9,742

Total current assets	226,426	205,490
Property and equipment, net	72,261	82,891
Goodwill, net	5,918	5,224
Intangibles, net	2,112	—
Deferred charges and other assets	24,468	18,921

	$331,185	$312,526

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,990	$13,693
Accrued employee compensation and benefits	31,777	30,316
Deferred grants related to assets held for sale	—	6,740
Income taxes payable	2,220	2,965
Deferred revenue	25,172	22,952
Other accrued expenses and current liabilities	10,274	9,386

Total current liabilities	82,433	86,052
Deferred grants	18,107	13,921
Other long-term liabilities	4,555	2,518

Total liabilities	105,095	102,491

Commitments and contingencies (Note 17)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 44,009 and 43,832 shares issued	440	438
Additional paid-in capital	165,674	163,885
Retained earnings	115,735	92,327
Accumulated other comprehensive income (loss)	(3,435)	4,871

	278,414	261,521
Deferred stock compensation	(355)	—
Treasury stock at cost: 4,712 shares and 4,644 shares	(51,969)	(51,486)

Total shareholders’ equity	226,090	210,035

	$331,185	$312,526

See accompanying notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,
(In thousands, except per share data)	2005	2004	2003
Revenues	$494,918	$466,713	$480,359

Operating expenses:
Direct salaries and related costs	309,604	300,600	309,489
General and administrative	160,470	165,232	161,743
Net gain on disposal of property and equipment	(1,778)	(6,915)	(1,595)
Net gain on insurance settlement	—	(5,378)	—
Reversal of restructuring and other charges	(314)	(113)	(646)
Impairment of long-lived assets	605	690	—

Total operating expenses	468,587	454,116	468,991

Income from operations	26,331	12,597	11,368

Other income (expense):
Interest income	2,559	2,445	2,102
Interest expense	(667)	(773)	(836)
Income from rental operations, net	940	151	—
Other	(60)	1,441	1,322

Total other income (expense)	2,772	3,264	2,588

Income before provision (benefit) for income taxes	29,103	15,861	13,956

Provision (benefit) for income taxes:
Current	7,098	4,399	5,707
Deferred	(1,403)	648	(1,056)

Total provision (benefit) for income taxes	5,695	5,047	4,651

Net income	$23,408	$10,814	$9,305

Net income per share:
Basic	$0.60	$0.27	$0.23

Diluted	$0.59	$0.27	$0.23

Weighted average shares:
Basic	39,204	39,607	40,300

Diluted	39,536	39,722	40,441

See accompanying notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
	Common Stock		Additional		Other	Deferred
	Shares		Paid-in	Retained	Comprehensive	Stock	Treasury
(In thousands)	Issued	Amount	Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Balance at January 1, 2003	43,491	$435	$162,117	$72,208	$(11,101)	$—	$(41,314)	$182,345

Issuance of common stock	280	3	1,166	—	—	—	—	1,169
Tax benefit of exercise of stock options	—	—	228	—	—	—	—	228
Purchase of treasury stock	—	—	—	—	—	—	(3,108)	(3,108)
Comprehensive income	—	—	—	9,305	10,893	—	—	20,198

Balance at December 31, 2003	43,771	438	163,511	81,513	(208)	—	(44,422)	200,832

Issuance of common stock	61	—	342	—	—	—	—	342
Tax benefit of exercise of stock options	—	—	32	—	—	—	—	32
Purchase of treasury stock	—	—	—	—	—	—	(7,064)	(7,064)
Comprehensive income	—	—	—	10,814	5,079	—	—	15,893

Balance at December 31, 2004	43,832	438	163,885	92,327	4,871	—	(51,486)	210,035

Issuance of common stock	166	2	836	—	—	—	—	838
Deferred stock compensation for the issuance of restricted common stock units	—	—	854	—	—	(854)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	499	—	499
Shares issued under executive deferred compensation plan and held in the rabbi trust	11	—	99	—	—	—	(483)	(384)
Comprehensive income (loss)	—	—	—	23,408	(8,306)	—	—	15,102

Balance at December 31, 2005	44,009	$440	$165,674	$115,735	$(3,435)	$(355)	$(51,969)	$226,090

See accompanying notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,408	$10,814	$9,305
Depreciation and amortization	25,943	30,237	30,125
Impairment of long-lived assets	605	690	—
Reversal of restructuring and other charges	(314)	(113)	(646)
Stock compensation expense	441	—	—
Deferred income tax (benefit) provision	(1,403)	648	(1,056)
Tax benefit from stock options	—	32	228
Net gain on disposal of property and equipment	(1,778)	(6,915)	(1,595)
Net gain on insurance settlement	—	(5,378)	—
Termination costs associated with exit activities	697	1,684	—
Bad debt expense (reversals)	(649)	267	441
Foreign exchange gain on liquidation of foreign entity	(366)	(680)	—
Unrealized loss on marketable securities	(59)	—	—
Changes in assets and liabilities:
Receivables	(795)	(8,699)	(2,939)
Prepaid expenses and other current assets	(507)	357	(875)
Deferred charges and other assets	(2,991)	491	(1,374)
Accounts payable	(946)	(4,797)	1,940
Income taxes receivable/payable	(470)	1,446	9,057
Accrued employee compensation and benefits	2,277	(1,698)	(5,141)
Other accrued expenses and current liabilities	1,424	(1,372)	(3,113)
Deferred revenue	2,167	(2,931)	(136)
Other long-term liabilities	1,485	(348)	3

Net cash provided by operating activities	48,169	13,735	34,224

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,910)	(25,665)	(29,273)
Cash paid for acquisition of Kelly, Luttmer & Assoc. Ltd, net of cash acquired	(3,246)	—	—
Proceeds from sale of facilities	2,480	9,663	2,411
Proceeds from sale of property and equipment	184	99	212
Proceeds from insurance settlement	—	6,940	—
Other	(357)	—	—

Net cash used for investing activities	(10,849)	(8,963)	(26,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Paydowns under revolving line of credit agreements	—	—	(1,600)
Borrowings under revolving line of credit agreements	—	—	1,600
Payments of long-term debt	(78)	(86)	(45)
Borrowings under long-term debt	—	—	71
Proceeds from issuance of stock	838	342	1,169
Purchase of treasury stock	—	(7,064)	(3,108)

Net cash provided by (used for) financing activities	760	(6,808)	(1,913)

Effects of exchange rates on cash	(4,336)	3,819	6,944

Net increase in cash and cash equivalents	33,744	1,783	12,605
CASH AND CASH EQUIVALENTS — BEGINNING	93,868	92,085	79,480

CASH AND CASH EQUIVALENTS — ENDING	$127,612	$93,868	$92,085

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$510	$430	$460
Cash paid during the year for income taxes	$10,006	$11,216	$9,708
See accompanying notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
     Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES” or the “Company”) provides outsourced customer contact management solutions and services in the business process outsourcing (“BPO”) arena to companies, primarily within the communications, technology/consumer, financial services, healthcare, and transportation and leisure industries. SYKES provides flexible, high quality outsourced customer contact management services (with an emphasis on inbound technical support and customer service), which includes customer assistance, healthcare and roadside assistance, technical support and product sales to its client’s customers. Utilizing SYKES’ integrated onshore/offshore global delivery model, SYKES provides its services through multiple communications channels encompassing phone, e-mail, Web and chat. SYKES complements its outsourced customer contact management services with various enterprise support services in the United States that encompass services for a company’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, SYKES also provides fulfillment services including multilingual sales order processing via the Internet and phone, inventory control, product delivery and product returns handling. The Company has operations in two geographic regions entitled (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, in which the client base is primarily companies in the United States that are using the Company’s services to support their customer management needs; and (2) EMEA, which includes Europe, the Middle East, and Africa.
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
     Recognition of Revenue — Revenue is recognized pursuant to applicable accounting standards, including Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements”, SAB 104, “Revenue Recognition”, and the Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables”. SAB 101, as amended, and SAB 104 summarize certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provide guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. EITF 00-21 provides further guidance on how to account for multiple element contracts.
     The Company primarily recognizes its revenue from services as those services are performed under a fully executed contractual agreement and records reductions to revenue for contractual penalties and holdbacks for failure to meet specified minimum service levels and other performance based contingencies. Royalty revenue is recognized when a contract has been fully executed, the product has been delivered or provided, the license fees or rights are fixed and determinable, the collection of the resulting receivable is probable and there are no other contingencies. Adjustments to fixed price contracts and estimated losses, if any, are recorded in the period when such adjustments or losses are known or can be reasonably estimated. Product sales are recognized upon shipment to the customer and satisfaction of all obligations.
     The Company recognizes revenue from software and contractually provided rights in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2” (SOP 98-4), Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (SOP 98-9), SAB 101, SAB 104 and EITF 00-21. Revenue is recognized from licenses of the Company’s software products and rights when the agreement has been executed, the product or right has been delivered or provided, collectibility is probable and the software license fees or rights are fixed and determinable. If any portion of the license fees or rights is subject to forfeiture, refund or other contractual contingencies, the Company defers revenue recognition until these contingencies have been resolved. SYKES generally accounts for consulting services separate from software license fees for those multi-element arrangements where consulting services are a separate element and are not essential to the customer’s functionality requirements and there is vendor-specific objective evidence of the fair value of the undelivered elements. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue.
     Revenue from contracts with multiple-deliverables to include hardware, software, consulting and other services, or related contracts with the same client, are allocated to separate units of accounting based on their relative fair value, if the deliverables in the contract(s) meet the criteria for such treatment. Such criteria include whether a delivered item has value to the customer on a standalone basis, whether there is objective and reliable evidence of the fair value of the undelivered items and, if the arrangement includes a general right of return related to a delivered item, whether delivery of the undelivered item is considered probable and in the Company’s control. Fair value is the price of a deliverable when it is regularly sold on a standalone basis, which generally consists of vendor-specific objective evidence of fair value. If there is no evidence of the fair value for a delivered product or service, revenue is allocated first to the fair value of the undelivered product or service and then the residual revenue is allocated to the delivered product or service. If there is no evidence of the fair value for an undelivered product or service, the contract(s) is accounted for as a single unit of accounting, resulting in delay of revenue recognition for the delivered product or service until the undelivered product or service portion of the contract is complete. However, in some cases, revenue may be recognized over the contract period in proportion to the level of service provided on a systematic and rational basis, using the proportional performance method. Revenue recognition is limited to the amount that is not contingent upon delivery of any future product or service or meeting other specified performance conditions.
     Cash and Cash Equivalents — Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash in the amount of $124.5 million and $86.7 million at December 31, 2005 and 2004, respectively, was held in interest bearing investments, which have an average maturity of less than 60 days. Cash and cash equivalents of $86.3 million and $79.0 million at December 31, 2005 and 2004, respectively, were held in international operations and may be subject to additional taxes if repatriated to the United States.
     Allowance for Doubtful Accounts — The Company maintains allowances for doubtful accounts of $3.1 million and $4.3 million as of December 31, 2005 and 2004, or 3.5% and 4.8% of receivables, respectively, for estimated losses arising from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required which would reduce income from operations. Based on a review of the accounts receivables balances and activity, the Company reversed $0.6 million of the allowance for doubtful accounts during 2005.
     Property and Equipment — Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Improvements to leased premises are amortized over the shorter of the related lease term or the estimated useful lives of the improvements. Cost and related accumulated depreciation on assets retired or disposed of are removed from the accounts and any gains or losses resulting therefrom are credited or charged to income. Depreciation expense was $27.7 million, $32.3 million and $33.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Property and equipment includes $0.7 million, $0.1 million and $3.5 million of additions included in accounts payable at December 31, 2005, 2004 and 2003, respectively. Accordingly, non-cash transactions have been excluded from the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003, respectively.
     The Company capitalizes certain costs incurred to internally develop software upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility were expensed as incurred. Capitalized internally developed software costs, net of accumulated amortization, were $1.1 million and $0.7 million at December 31, 2005 and 2004, respectively.
     The carrying value of property and equipment, including leased assets, to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. As of December 31, 2005, the Company determined that its property and equipment was not impaired, including the idle facility in Perry County, Kentucky (as discussed below) which is being held and used for future use in the Company’s operations and increased demand for services.
     In September 2005, the Company withdrew its plans to sell the Perry, Kentucky facility due to increased demand for customer care management services from new and existing clients in the United States. As a result, the net carrying value of $4.5 million of land, building and equipment related to this site was reclassified from “Assets held for sale” to “Property and Equipment” as of September 30, 2005. The net carrying value of $4.5 million was offset by a related deferred grant in the amount of $1.9 million as of September 30, 2005. The Company also recaptured the related depreciation, net of grant amortization of $0.7 million in September 2005. In connection with the decision to reopen the Perry, Kentucky facility, certain assets held for sale at this facility, which were not redeployed to other locations, were deemed impaired, written down to fair value and subsequently sold resulting in an impairment charge of $0.5 million in September 2005. The Perry facility remains idle as of December 31, 2005.
     In 2005, in connection with the plan of migration of the call volumes of the customer contact management services and related operations from the Company’s Bangalore, India facility, a component of the Americas segment, to other facilities as discussed in Note 14, the Company redeployed property and equipment located in India totaling approximately $1.8 million and recorded an asset impairment charge of $0.7 million for certain property and equipment in India as of December 31, 2004. Upon completion of the redeployment of the property and equipment from the India facility, the Company recorded an additional asset impairment charge of $0.1 million in September 2005.
     Rent Expense —The Company has entered into several operating lease agreements, some of which contain provisions for future rent increases, rent free periods, or periods in which rent payments are reduced. The total amount of the rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease in accordance with SFAS No. 13 “Accounting for Leases,” FASB Technical Bulletin 88-1 “Issues Relating to Accounting for Leases,” and FASB Technical Bulletin 85-3 “Accounting for Operating Leases with Scheduled Rent Increases.” The difference between rent expense recorded and the amount paid is credited or charged to “Accrued rent” which is included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets.
     Investment in SHPS — The Company holds a 6.5% ownership interest in SHPS, Incorporated, which is accounted for at cost of approximately $2.1 million as of December 31, 2005 and 2004 and is included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets. (See Note 8.) The Company will record an impairment charge or loss if it believes the investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.
     Investments Held in Rabbi Trust —Securities held in a rabbi trust for a supplemental nonqualified executive retirement program, as more fully described in Note 18, Employee Benefit Plans, include the fair market value of investments in various mutual funds and shares of the Company’s common stock. The fair market value of these investments is determined by quoted market prices and is adjusted to the current market price at the end of each reporting period. The investments held in mutual funds, classified as trading securities, had a fair market value of approximately $0.7 million at December 31, 2005 and are included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets. These investments were comprised of 55% equity securities and 45% debt securities at December 31, 2005. During the year ended December 31, 2005, the Company recorded approximately $0.1 million in unrealized gains from holding these investments, which is included in “Other income (expense)” in the accompanying Consolidated Statements of Operations.
     The investments held in the Company’s common stock had a fair market value of approximately $0.5 million at December 31, 2005 and are included in “Treasury Stock” in the accompanying Consolidated Balance Sheets. During the year ended December 31, 2005, the Company recorded approximately $0.2 million in compensation expense associated with these investments, which is included in “General and administrative” in the accompanying Consolidated Statements of Operations.
     Goodwill — On January 1, 2002, the Company adopted SFAS No. 142 (SFAS 142), “Goodwill and Other

Intangible Assets.” According to this statement, goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but instead must be reviewed at least annually, and more frequently in the presence of certain circumstances, for impairment by applying a fair value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under SFAS 142, the carrying value of assets is calculated at the lowest levels for which there are identifiable cash flows (the “reporting unit”). If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Based on the results of the Company’s annual impairment reviews in the third quarter of each year in accordance with SFAS 142, the Company determined that there has been no impairment of goodwill. The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time.
     Intangible Assets — Intangible assets, primarily customer relationships, existing technologies and covenants not to compete, are amortized using the straight-line method over their estimated period of benefit, generally ranging from two to fifteen years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or changes in circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. In connection with a 2005 acquisition in Canada, as discussed in Note 2 Acquisitions and Dispositions, the Company recorded intangible assets of $2.4 million. The related amortization expense in 2005 was $0.3 million. As of December 31, 2004 and 2003, intangible assets were fully amortized and had a carrying value of zero.
     Income Taxes — The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are provided to reflect tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the accompanying Consolidated Financial Statements.
     Self-Insurance Programs — The Company self-insures for certain levels of workers’ compensation, and as of December 31, 2004, also self-insured for employee health insurance. Estimated costs of these self-insurance programs are accrued at the projected settlements for known and anticipated claims. Self-insurance liabilities of the Company amounted to $1.6 million and $1.7 million at December 31, 2005 and 2004, respectively.
     Deferred Grants — Recognition of income associated with grants of land and the acquisition of property, buildings and equipment is deferred until after the completion and occupancy of the building and title has passed to the Company, and the funds have been released from escrow. The deferred amounts for both land and building are amortized and recognized as a reduction of depreciation expense included within general and administrative costs over the corresponding useful lives of the related assets. Amounts received in excess of the cost of the building are allocated to the cost of equipment and, only after the grants are released from escrow, recognized as a reduction of depreciation expense over the weighted average useful life of the related equipment, which approximates five years. Amortization of the deferred grants that is included as a reduction to “General and administrative” costs in the accompanying Consolidated Statements of Operations was approximately $2.0 million, $2.1 million and $2.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.
     Deferred Revenue — The Company invoices certain contracts in advance. The deferred revenue is earned over the service periods of the respective contracts, which range from six months to seven years. Deferred revenue included in current liabilities in the accompanying Consolidated Balance Sheets includes the up-front fees associated with services to be provided over the next ensuing twelve month period and the up-front fees associated with services to be provided over multiple years in connection with contracts that contain cancellation and refund provisions, whereby the manufacturers or customers can terminate the contracts and demand pro-rata refunds of the up-front fees with short notice. Deferred revenue included in current liabilities in the accompanying Consolidated Balance Sheets also includes estimated penalties and holdbacks of approximately $0.9 million and $0.3 million as of December 31, 2005 and 2004, respectively, for failure to meet specified minimum service levels in certain contracts and other performance based contingencies.
     Stock-Based Compensation — The Company has adopted the disclosure only provisions of SFAS No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” Under SFAS 123, companies have the option to measure compensation costs for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25 (APB 25), “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, compensation expense is generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. Since employee stock options are granted on this basis and the Company has chosen to use the intrinsic value method, no compensation expense is recognized for stock option grants.

     If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts as follows (in thousands except per share amounts):

	Years Ended December 31,
	2005	2004	2003
Net Income:
Net income as reported	$23,408	$10,814	$9,305
Add: Stock-based compensation included in reported net income, net of tax	441	—	—

Add (Deduct):
Stock-based compensation under the fair value method, net of tax	(1,090)	(404)	(1,887)

Pro forma net income	$22,759	$10,410	$7,418

Net Income Per Share:
Basic, as reported	$0.60	$0.27	$0.23
Basic, pro forma	$0.58	$0.26	$0.18
Diluted, as reported	$0.59	$0.27	$0.23
Diluted, pro forma	$0.58	$0.26	$0.18
     The pro forma amounts were determined using the Black-Scholes valuation model with the following key assumptions: (i) a discount rate of 2.0% for 2003 (no options were issued in 2004 and 2005); (ii) a volatility factor of 83.91% for 2003 based upon the average trading price of the Company’s common stock since it began trading on the NASDAQ National Market; (iii) no dividend yield; and (iv) an average expected option life of three years in 2003 (three years for the Employee Stock Purchase Plan). In addition, the pro forma amount for 2004 and 2003 includes approximately $0.1 million and $0.1 million, respectively, related to purchase discounts offered under the Employee Stock Purchase Plan.
     On February 1, 2005, the Compensation Committee of the Board of Directors approved accelerating the vesting of most out-of-the-money, unvested stock options held by current employees, including executive officers and certain employee directors. An option was considered out-of-the-money if the stated option exercise price was greater than the closing price, $7.23, of the Company’s common stock on the day the Compensation Committee approved the acceleration. The Compensation Committee also approved accelerating the vesting of out-of the-money, unvested stock options held by non-employee directors, subject to shareholder approval at the May 2005 Annual Shareholders’ Meeting.
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

     At the Annual Meeting on May 24, 2005, the shareholders approved accelerating the vesting of the out-of-the-money, unvested stock options held by the non-employee directors, as previously approved by the Compensation Committee. Options held by non-employee directors were considered out-of-the-money if the stated option exercise price was greater than the closing price, $8.39, of the Company’s common stock on May 24, 2005. As a result, the Company accelerated the vesting of 8,332 unvested stock options held by Paul L. Whiting at an exercise price of $8.732 on May 24, 2005. There was no additional compensation expense recognized in 2005, or in the amounts in the pro forma stock-based compensation table presented within this note, as a result of accelerating the vesting of the stock options on February 1, 2005 and May 24, 2005.
     The decision to accelerate vesting of these options and eliminate future compensation expense was based on a review of the Company’s long-term incentive programs in light of current market conditions and changing accounting rules regarding stock option expensing that the Company must follow beginning January 1, 2006. This accounting rule, entitled “Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment” (SFAS 123R), requires that compensation cost related to share-based payment transactions, including stock options, be recognized in the financial statements. Excluding holders of foreign stock options that elected to decline the accelerated vesting, it is estimated that the maximum future compensation expense that would have been charged to earnings, absent the acceleration of these options, based on the Company’s implementation date for SFAS 123R as of January 1, 2006, was less than $0.1 million.
     In accordance with APB 25, as discussed in Note 19, Stock Options and Common Stock Units, the Company applies variable plan accounting for grants of common stock units issued under the 2004 Non-Employee Director Fee Plan and recognizes compensation cost over the vesting period.
     Fair Value of Financial Instruments — The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
•	Cash, Accounts Receivable, Marketable Securities and Accounts Payable. The carrying amounts reported in the balance sheet for cash, accounts receivable, marketable securities and accounts payable approximates their fair values.

•	Long-Term Debt. The fair value of the Company’s long-term debt, including the current portion thereof, is estimated based on the quoted market price for the same or similar types of borrowing arrangements. The carrying value of the Company’s long-term debt approximates fair value. As of December 31, 2005 and 2004, the Company had no outstanding long-term debt.
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
     Foreign Currency and Derivative Instruments — Periodically, the Company enters into foreign currency contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities denominated in a foreign currency. These contracts require the Company to exchange currencies in the future at rates agreed upon at the contract’s inception. The contracts entered into by the Company have been primarily related to the Euro. A foreign currency contract acts as an economic hedge as the gains and losses on these contracts typically offset or partially offset gains and losses on the assets, liabilities, and transactions being hedged. The Company does not designate its foreign currency contracts as accounting hedges and does not hold or issue financial instruments for speculative or trading purposes. Foreign currency contracts are accounted for on a mark-to-market basis, with unrealized gains or losses recognized as a component of income in the current period.
     Unrealized and realized gains or losses related to these contracts for the three years ended December 31, 2005 were immaterial.
     Recent Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment” which revises SFAS 123 and supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123R requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. The Company adopted SFAS 123R on January 1, 2006. The standard requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period, while compensation expense for liability-based awards (those usually settled in cash rather than stock) be re-measured to fair-value at each balance sheet date until the award is settled. Under SFAS 123R, the pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. The adoption of SFAS 123R is not expected to have a material effect on the financial condition, results of operations, or cash flows of the Company as most outstanding options were fully vested as of December 31, 2005.
     The Company uses the Black-Scholes formula to estimate the value of stock-based compensation granted to employees and directors and expects to continue to use this option valuation model in 2006, but may consider switching to another model in the future, if the Company determines that such model will produce a better estimate of fair value. Because SFAS 123R must be applied not only to new awards, but to previously granted awards that are not fully vested on January 1, 2006, the effective date of SFAS 123R, compensation cost for some previously granted options will be recognized under SFAS 123R. However, had the Company adopted SFAS 123R in prior periods, the impact of this standard would have approximated the impact described above in the disclosure of pro forma net income and net income per share in this Note 1.
     SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required.
     The Company will use the modified prospective method, which requires it to record compensation expense for the non-vested portion of previously issued awards that remain outstanding at the initial date of adoption and to record compensation expense for any awards issued or modified after January 1, 2006.
     In March 2005, the SEC issued SAB 107 (SAB 107), “Share-Based Payments”, which provides guidance on valuation methods available and guidance on other related matters in applying the provisions of SFAS 123R. The Company adopted the provisions of SAB 107 in conjunction with the adoption of SFAS 123R on January 1, 2006.
     In October 2005, the FASB issued FASB Staff Position FAS No. 123R-2 (SFAS 123R-2), “Practical Accommodation to the Application of Grant Date as Defined in FAS 123R”. SFAS 123R-2 provides guidance on the application of grant date as defined in SFAS 123R. In accordance with this standard, a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company adopted SFAS 123R-2 in conjunction with the adoption of SFAS 123R on January 1, 2006.
     In November 2005, the FASB issued FASB Staff Position FAS No. 123R-3 (SFAS 123R-3), “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. SFAS 123R-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123R on January 1, 2006. The Company is currently evaluating the use of this transition method.
     In March 2004, the EITF reached a consensus on Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment evaluations for securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step test to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB delayed the effective date of the recognition and measurement provisions of EITF 03-1. However, the disclosure provisions were effective for fiscal years ending after June 15, 2004. In November 2005, the FASB issued final FASB Staff Position Nos. SFAS 115-1 and SFAS 124-1 (SFAS 115-1 and 124-1) “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which superseded EITF 03-1 and provided similar guidance. FASB Staff Position Nos. SFAS 115-1 and SFAS 124-1 are effective for fiscal years beginning after December 15, 2005. The adoption of the recognition and measurement provisions of these standards is not expected to have a material impact on the financial condition, results of operations or cash flows of the Company.

     In June 2004, the EITF reached a consensus on Issue No. 02-14 (EITF 02-14), “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting should be applied to investments when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The Company adopted EITF 02-14 on January 1, 2005. The impact of this adoption did not have a material effect on the financial condition, results of operations or cash flows of the Company.
     In December 2004, the FASB issued Staff Position 109-1 (SFAS 109-1), “Application of FASB Statement 109, Accounting for Income Taxes , to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. The Act, which was signed into law in October 2004, provides a tax deduction on qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by SFAS 109-1, this deduction should be accounted for as a special deduction under SFAS 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. The tax benefit resulting from the new deduction was effective for 2005. The adoption of these new tax provisions did not have a material impact on the financial condition, results of operations or cash flows of the Company.
     In December 2004, the FASB issued FASB Staff Position No. SFAS 109-2 (SFAS 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The Act introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. SFAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Based on a cost-benefit analysis, the Company decided not to repatriate any foreign income under the Act.
     In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations” that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The impact of this adoption did not have a material effect on the financial condition, results of operations or cash flows of the Company.
     In May 2005, the FASB issued SFAS No. 154 (SFAS 154), “Accounting Changes and Error Corrections,” which requires retrospective application to prior periods’ financial statements for changes in accounting principle and redefines the term “restatement” as the revising of previously issued financial statements to reflect the correction of an error. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
     In July 2005, the FASB issued an exposure draft of a proposed interpretation of SFAS No. 109, “Accounting for Income Taxes” entitled “Accounting for Uncertain Tax Positions”. The proposed interpretation stipulates that the benefit from a tax position should be recorded only when it is probable that the tax position will be sustained upon audit by taxing authorities, based solely on the technical merits of the tax position. The final issuance of this proposed interpretation, which may be subject to significant changes, will be no earlier than the first quarter of 2006 and the effective date has not been determined. The Company is currently evaluating the impact of this proposed standard on its financial position, results of operations and cash flows.
Note 2. Acquisitions and Dispositions
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
     The Company reported net income or net loss from Turkey’s operations, excluding the $0.7 million previously mentioned foreign translation gain, of $0.3 million net loss for 2004 and breakeven for 2003. Turkey’s net assets included in the accompanying Consolidated Balance Sheet as of December 31, 2004 were $0.2 million .
     On March 1, 2005, the Company purchased the shares of Kelly, Luttmer & Associates Limited (“KLA”) located in Calgary, Alberta, Canada, which included net assets of approximately $0.2 million. KLA specializes in providing call center services for organizational health, employee assistance, occupational health, and disability management. The Company acquired these operations in an effort to broaden its operations in the healthcare sector. Total cash consideration paid was approximately $3.2 million based on foreign currency rates in effect at the date of the acquisition. Based on a third-party valuation, the purchase price resulted in a purchase price allocation to net assets of $0.2 million, to purchased intangible assets of $2.4 million (primarily customer relationships) and to goodwill of $0.6 million. The purchased intangible assets (other than goodwill) are amortized over a range of two to fifteen years, resulting in amortization expense of $0.3 million for the year ended December 31, 2005 which is included in “General and administrative” costs in the accompanying Consolidated Statements of Operations. The following table presents the purchased intangible assets at December 31, 2005 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Contractual agreements	$2,432	$320	$2,112

Estimated future amortization expense for the five succeeding years is as follows (in thousands):

Year Ending December 31,	Amount
2006	$384
2007	$258
2008	$130
2009	$126
2010	$126

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
Note 3. Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company’s credit concentrations are limited due to the wide variety of customers and markets in which the Company’s services are sold, with the exception of two major customers as discussed in Note 20, Segments and Geographic Information.
Note 4. Receivables
     Receivables consist of the following (in thousands):

	December 31,
	2005	2004
Trade accounts receivable	$86,638	$89,950
Income taxes receivable	2,849	3,255
Other	1,777	1,749

	91,264	94,954

Less allowance for doubtful accounts	3,051	4,293

	$88,213	$90,661

Note 5. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2005	2004
Deferred tax asset (Note 13)	$3,263	$4,419
Prepaid maintenance	1,527	2,080
Inventory, at cost	1,093	1,334
Prepaid rent	1,178	1,086
Prepaid insurance	1,487	560
Restricted cash	369	—
Prepaid telephone	29	499
Prepaid other	1,655	1,241

	$10,601	$11,219

Note 6. Assets Held for Sale
     In 2004, assets held for sale at four customer contact management centers in the United States consist of the following (in thousands):

	December 31,
	2005	2004
Land	$—	$1,352
Buildings and leasehold improvements	—	9,124
Equipment, furniture and fixtures	—	7,931
Capitalized software development costs	—	114

		18,521

Less accumulated depreciation	—	8,779

	$—	$9,742

     Related to these assets are deferred grants of $6.7 million as of December 31, 2004, which are included in “Deferred grants related to assets held for sale” in the accompanying Consolidated Balance Sheets. As discussed in Note 7, in 2005 the Company sold, leased or placed in use the four customer contact management centers and reclassified the assets to Property and Equipment from Assets Held for Sale.
Note 7. Property and Equipment
     Property and equipment, including properties leased to others, consist of the following (in thousands):

	December 31,
	2005	2004
Land	$3,795	$2,578
Buildings and leasehold improvements	50,119	48,872
Equipment, furniture and fixtures	162,673	173,281
Capitalized software development costs	4,778	9,442
Transportation equipment	392	464
Construction in progress	773	1,749

	222,530	236,386
Less accumulated depreciation	150,269	153,495

	$72,261	$82,891

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
     In April 2005, the Company leased the land, building and its contents related to its Palatka, Florida facility to an unrelated third party effective May 1, 2005 for a period of 5 years cancelable by the lessee at the end of the third or fourth years at varying penalties not exceeding one year’s rent. This operating lease is renewable, at the tenant’s option, for five additional periods of two years each.
     In June 2005, the Company leased the land, building and its contents related to its Ada, Oklahoma facility under an operating lease to an unrelated third party effective November 1, 2005 for a noncancelable period of 5 years renewable, at the tenant’s option, for three additional periods of three years each.
     The Company has also leased properties to unrelated third parties in Manhattan, Kansas and Pikeville, Kentucky. The Manhattan, Kansas operating lease commenced August 2004, is for a period of five years and may be canceled by the lessee at the end of the fourth year by paying a penalty equivalent to three month’s rent. The lease is renewable, at the tenant’s option, for five additional periods of two years each. The Pikeville, Kentucky operating lease commenced February 2005, is for a period of one year and is renewable for five additional periods of two years each.
     As of December 31, 2005, the leased properties in Ada, Manhattan, Pikeville and Palatka consist of the following (in thousands):

Amount
Land, building and improvements	$10,460
Equipment, furniture and fixtures	6,875

17,335
Less accumulated depreciation	9,678

$7,657

Deferred grants, net	$(6,766)

     Some of these operating lease agreements for properties leased to others contain provisions for future rent increases. Accordingly, the total amount of the rental payments due over the lease term is recognized as rental income on the straight-line method over the term of the lease in accordance with SFAS No. 13 “Accounting for Leases.” Future minimum rental payments, including penalties for failure to renew, to be received on non-cancelable operating leases are contractually due as follows as of December 31, 2005 (in thousands):

Amount
2006	$1,839
2007	1,097
2008	1,352
2009	519
2010	448
Thereafter	—

$5,255

Note 8. Deferred Charges and Other Assets
     Deferred charges and other assets consist of the following (in thousands):

	December 31,
	2005	2004
Non-current deferred tax asset (see Note 13)	$16,624	$14,225
Investment in SHPS, Incorporated, at cost	2,089	2,089
Non-current value added tax receivable	2,167	470
Other	3,588	2,137

	$24,468	$18,921

Note 9. Accrued Employee Compensation and Benefits
     Accrued employee compensation and benefits consist of the following (in thousands):

	December 31,
	2005	2004
Accrued compensation	$16,418	$14,582
Accrued vacation	6,249	6,754
Accrued employment taxes	5,810	5,498
Other	3,300	3,482

	$31,777	$30,316

Note 10. Other Accrued Expenses and Current Liabilities
     Other accrued expenses and current liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Accrued legal and professional fees	$3,077	$2,981
Accrued roadside assistance claim costs	1,582	1,417
Accrued telephone charges	371	1,088
Accrued rent	623	610
Accrued restructuring charges (see Note 15)	—	285
Accrued value added tax	754	409
Other	3,867	2,596

	$10,274	$9,386

Note 11. Borrowings
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
     The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at the Company’s option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 2.25%. In addition, a commitment fee of up to 0.50% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2008, are secured by a pledge of 65% of the stock of each of the Company’s active direct foreign subsidiaries. The Credit Facility prohibits the Company from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings in 2005 and no outstanding balances as of December 31, 2005 with $50.0 million availability under the Credit Facility.
Note 12. Accumulated Other Comprehensive Income (Loss)
     The Company presents data in the Consolidated Statements of Changes in Shareholders’ Equity in accordance with SFAS No. 130 (SFAS 130), “Reporting Comprehensive Income.” SFAS 130 establishes rules for the reporting of comprehensive income (loss) and its components. The components of other accumulated comprehensive income (loss) include foreign currency translation adjustments as follows (in thousands):

Accumulated
Other
Comprehensive
Income (Loss)
Balance at January 1, 2003	$(11,101)
Foreign currency translation adjustment	10,893

Balance at December 31, 2003	(208)
Foreign currency translation adjustment	5,713
Less: foreign currency translation gain included in net income (no tax effect)	(634)

Balance at December 31, 2004	4,871
Foreign currency translation adjustment	(8,540)
Less: foreign currency translation loss included in net income (no tax effect)	234

Balance at December 31, 2005	$(3,435)

Earnings associated with the Company’s investments in its international subsidiaries are considered to be permanently invested and no provision for United States federal and state income taxes on those earnings or translation adjustments has been provided.
Note 13. Income Taxes
     The income (loss) before provision (benefit) for income taxes includes the following components (in thousands):

	Years Ended December 31,
	2005	2004	2003

United States	$(1,864)	$(14,585)	$(14,013)
Foreign	30,967	30,446	27,969

Total income before provision for income taxes	$29,103	$15,861	$13,956

     Significant components of the income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

Current:
Federal	$—	$(1,777)	$(1,279)
State	—	(295)	(212)
Foreign	7,098	6,471	7,198

Total current (benefit) provision for income taxes	7,098	4,399	5,707

Deferred:
Federal	—	1,093	(1,532)
State	—	280	(692)
Foreign	(1,403)	(725)	1,168

Total deferred (benefit) provision for income taxes	(1,403)	648	(1,056)

Total provision for income taxes	$5,695	$5,047	$4,651

     The $1.4 million deferred income tax benefit for 2005 includes $0.6 million related to an adjustment of the beginning of the year valuation allowance balance. This adjustment was due to a change in circumstances that caused a change in judgment about the Company’s ability to realize the related deferred income tax asset in future years for an EMEA entity. The 2005 deferred income tax benefit is $0.8 million excluding such adjustment.
     The temporary differences that give rise to significant portions of the deferred income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

Accrued expenses	$380	$3,110	$(2,163)
Net operating loss and tax credit carryforwards	759	(8,337)	(8,765)
Depreciation and amortization	(427)	5,302	(1,775)
Deferred revenue	(310)	(832)	1,942
Deferred statutory income	(576)	237	966
Valuation allowance	(1,584)	(191)	10,668
Other	355	1,359	(1,929)

Total deferred (benefit) provision for income taxes	$(1,403)	$648	$(1,056)

     The reconciliation of income tax provision (benefit) computed at the U.S. federal statutory tax rate to the Company’s effective income tax provision (benefit) is as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

Tax at U.S. statutory rate	$10,186	$5,551	$4,885
State income taxes, net of federal tax benefit	(36)	(350)	(438)
Tax holidays	(2,265)	(1,918)	(2,763)
Change in valuation allowance, net of related adjustments	1,487	1,189	5,595
Foreign rate differential	(4,019)	(1,654)	(2,529)
Permanent differences	(337)	1,789	143
Income tax credits	—	—	(391)
Foreign withholding and other taxes	631	879	520
Other	48	(439)	(371)

Total provision for income taxes	$5,695	$5,047	$4,651

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes. A provision for income taxes has not been made for the undistributed earnings of foreign subsidiaries of approximately $190.2 million at December 31, 2005, that are permanently reinvested in foreign business operations. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable.

     The Company has been granted tax holidays in the Philippines, El Salvador, India and Costa Rica. One agreement in the Philippines expired in the fourth quarter of 2005 without possibility for renewal. The remaining tax holidays have various expiration dates primarily from 2006 through 2013. Upon expiration, the Company intends to seek renewals of these tax holidays.
     The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2005 and 2004, respectively, are presented below (in thousands):

	December 31,
	2005	2004

Deferred tax assets:
Accrued expenses	$2,450	$3,223
Net operating loss and tax credit carryforwards	43,270	44,029
Depreciation and amortization	10,018	10,198
Deferred revenue	2,703	2,393
Valuation allowance	(28,807)	(30,391)
Other	—	—

	29,634	29,452

Deferred tax liabilities:
Accrued liabilities	(1,680)	(2,073)
Depreciation and amortization	(8,167)	(8,774)
Deferred statutory income	(1,924)	(2,500)
Other	—	—

	(11,771)	(13,347)

Net deferred tax assets	$17,863	$16,105

Classified as follows:
Current assets (Prepaid expenses and other) (Note 5)	$3,263	$4,419
Non-current assets (Deferred charges and other) (Note 8).	16,624	14,225
Current liabilities (Other accrued expenses)	(60)	(42)
Non-current liabilities (Other long-term liabilities)	(1,964)	(2,497)

Net deferred tax assets	$17,863	$16,105

     SFAS No. 109, “Accounting for Income Taxes”, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2005, management has determined that a valuation allowance of approximately $28.8 million is necessary to reduce U.S. deferred tax assets by $9.9 million and foreign deferred tax assets by $18.9 million.
     There is approximately $120.7 million of the income tax loss carryforwards at December 31, 2005, of which $68.8 million relates to foreign entities and $51.9 million related to the U.S., with various expiration dates. For U.S. purposes, a net operating loss carryforward of approximately $51.9 million and $3.9 million of tax credits are available at December 31, 2005 for carryforward, with the latest expiration date ending December 31, 2025. Of this U.S. $51.9 million carryforward, $10.1 million is limited and can only be offset against the future earnings of an acquired subsidiary.
     The Company is currently under examination in the U.S. by several states for sales and use taxes and franchise taxes for periods covering 1999 through 2003. The U.S. Internal Revenue Service completed audits of the Company’s U.S. tax returns through July 31, 1999 and is currently auditing the tax year ended July 31, 2002. Certain German subsidiaries of the Company are under examination by the German tax authorities for periods covering 1997 through 2000. Additionally, certain Canadian subsidiaries are under examination by Canadian tax authorities for the periods covering 1993 through 2003 and an Asian subsidiary is being audited by the Asian tax authorities for tax years 2003 and 2004.
     As of December 31, 2005 and 2004, the Company had a contingent income tax liability of $3.2 million and $2.9 million, respectively, consisting of amounts for subsidiaries located in both the Americas and EMEA segments that is accounted for in “Income taxes payable” in the accompanying Consolidated Balance Sheets. The amount of the contingent liability is based on an estimate of the probable liability in accordance with SFAS 5 “Accounting for

Contingencies”, using available evidence, including detailed analyses of the potential income tax issues, income tax assessments and notices of disallowance, consultation with independent outside tax and legal advisors and the Company’s historical experience in settling similar issues without additional income tax liability. Management believes that the $3.2 million contingent income tax liability, an increase of $0.3 million from December 31, 2004, is the probable amount that will be paid upon settlement of the related tax audits based on current available evidence and issues and does not believe there would be a material impact on liquidity beyond what has been provided for in “Income taxes payable.” A change in the estimate of the contingent tax liability is possible and may occur upon resolution of the related issues under formal appeal procedures.
     On October 22, 2004 the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The incentive was available only for 2005 and was subject to a number of limitations. Based on a cost-benefit analysis, the Company decided not to repatriate any foreign income under the Act.
Note 14. Termination Costs Associated With Exit Activities
     On November 3, 2005, the Company committed to a plan (the “Plan”) to reduce its workforce by approximately 200 people in one of its European customer contact management centers in Germany in response to the October 2005 contractual expiration of a technology client program, which generated annual revenues of approximately $12.0 million. The Company expects to complete the Plan by the end of the second quarter of 2006. The Company estimates that during the fourth quarter of 2005 and the first half of 2006, it will incur total charges related to the Plan of approximately $1.3 million to $1.6 million. These charges include approximately $1.1 million to $1.2 million for severance and related costs and $0.1 million to $0.2 million for other exit costs. Additionally, upon completion of the Plan, the Company will cease using certain property and equipment estimated at $0.2 million, and has begun to depreciate these assets over the shortened useful life, which approximates eight months. As a result, the Company will record additional depreciation of approximately $0.1 million to $0.2 million during the eight-month period ended June 30, 2006. Termination costs of $0.5 million are included in “Direct salaries and related costs” in the accompanying 2005 Consolidated Statement of Operations. Cash payments related to these termination costs totaled less than $0.1 million for the year ended December 31, 2005.
     On January 19, 2005, the Company announced to its workforce that, as part of its continued efforts to optimize assets and improve operating performance, it would migrate the call volumes of the customer contact management services and related operations from its Bangalore, India facility, a component of the Company’s Americas segment, to other offshore facilities. Before the plan of migration, the Company’s Bangalore facility generated approximately $0.9 million in revenue in the first quarter of 2005. The Company substantially completed the plan of migration, including the redeployment of site infrastructure and the recruiting, training and ramping-up of agents associated with the migration of Bangalore call volumes to other offshore facilities, in the second quarter of 2005. In connection with this migration, the Company terminated 413 employees and accrued over their remaining service period, an estimated liability for termination costs of $0.2 million based on the fair value as of the termination date, in accordance SFAS No. 146, “Accounting for Costs associated with Exit or Disposal Activities.” These termination costs are included in “Direct salaries and related costs” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2005. Cash payments related to these termination costs totaled $0.2 million during the year ended December 31, 2005.
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
     The following tables summarize the 2002 plan accrued liability for restructuring and other charges and related activity in 2005, 2004, 2003 and 2002 (in thousands):

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	December 31,
	2005	Outlays	Changes(1)	2005

Severance and related costs	$106	$(34)	$(72)	$—
Other restructuring costs	285	(43)	(242)	—

	$391	$(77)	$(314)	$—

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	December 31,
	2004	Outlays	Changes(2)	2004 (3)

Severance and related costs	$106	$—	$—	$106
Lease termination costs	342	(301)	(41)	—
Other restructuring costs	545	(188)	(72)	285

	$993	$(489)	$(113)	$391

	Balance at		Other		Balance at
	January 1,	Cash	Non-Cash		December 31,
	2003	Outlays	Changes		2003

Severance and related costs	$4,696	$(3,816)	$(774	) (4)	$106
Lease termination costs	1,827	(1,585)	100	(5)	342
Other restructuring costs	1,852	(1,512)	205	(6)	545

	$8,375	$(6,913)	$(469)		$993

	Balance at			Other	Balance at
	January 1,	2002	Cash	Non-Cash	December 31,
	2002	Charges	Outlays	Changes	2002

Severance and related costs	$—	$5,012	$(316)	$—	$4,696
Lease termination costs	—	1,827	—	—	1,827
Write-down of property, equipment and capitalized costs	—	12,017	—	(12,017)	—
Other restructuring costs	—	1,958	(106)	—	1,852

	$—	$20,814	$(422)	$(12,017)	$8,375

(1)	During 2005, the Company reversed $0.3 million related to severance and related costs and certain other closing costs associated primarily with the closure of certain European contact management centers.

(2)	During 2004, the Company reversed $0.1 million related to the remaining lease termination and closing costs for two of its European customer contact management centers and one European fulfillment center.

(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheet, except $0.1 million of severance and related costs which is included in “Accrued employee compensation and benefits.”

(4)	During 2003, the Company reversed $0.8 million of the severance accrual related to the final termination settlement for the closure of two of its European customer contact management centers and one European fulfillment center.

(5)	During 2003, the Company recorded $0.1 million in additional lease termination costs primarily related to the final settlement of the lease for one of its European customer contact management centers.

(6)	During 2003, the Company recorded $0.3 million in additional site closure costs related to one of its European customer contact management centers offset by $0.1 million for the reversal of the remaining site closure costs for its Galashiels, Scotland print facility and its Scottsbluff, Nebraska facility, which were both sold in 2003.
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
     The following tables summarize the 2000 plan accrued liability for restructuring and other charges and related activity in 2005, 2004, 2003, 2002, 2001 and 2000 (in thousands):

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
Note 16. Earnings Per Share
     Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options, common stock units and shares held in a rabbi trust using the treasury stock method. For the years ended December 31, 2005, 2004 and 2003, options to purchase shares of common stock of 0.5 million, 2.4 million and 2.9 million, respectively, at various prices were antidilutive and were excluded from the calculation of diluted earnings per share.

     The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

Basic:
Weighted average common shares outstanding	39,204	39,607	40,300
Diluted:
Dilutive effect of stock options, common stock units and shares held in a rabbi trust	332	115	141

Total weighted average diluted shares outstanding	39,536	39,722	40,441

     On August 5, 2002, the Company’s Board of Directors authorized the Company to purchase of up to three million shares of its outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors such as, including but not limited to, the stock price and general market conditions. For the year ended December 31, 2004, the Company repurchased 1.1 million common shares under the 2002 repurchase program at prices ranging between $5.55 to $7.58 per share for a total cost of $7.1 million. During 2005, the Company made no purchases under the 2002 repurchase program.
Note 17. Commitments and Contingencies
     The Company leases certain equipment and buildings under operating leases having original terms ranging from one to twenty-five years, some with options to cancel at varying points during the lease. The building leases contain up to two five-year renewal options. Rental expense under operating leases for the years ended December 31, 2005, 2004 and 2003 was approximately $16.5 million, $18.4 million, and $13.4 million, respectively.
     The following is a schedule of future minimum rental payments under operating leases having a remaining non-cancelable term in excess of one year subsequent to December 31, 2005 (in thousands):

Total
Year	Amount

2006	$11,562
2007	4,983
2008	3,714
2009	3,573
2010	3,357
Thereafter	11,096

Total minimum payments required	$38,285

     A lease agreement, relating to the Company’s customer contact management center in Ireland, contains a cancellation clause which requires the Company, in the event of cancellation, to restore the facility to its original state at an estimated cost of $0.6 million as of December 31, 2005 and pay a cancellation fee of $0.5 million, which approximates two annual rental payments under the lease agreement. In addition, under certain circumstances (including cancellation of the lease and cessation of the center’s operations in the facility), the Company is contingently liable until July 29, 2006 to repay any proceeds received in association with the facility’s grant agreement. As of December 31, 2005, the grant proceeds subject to repayment approximated $1.0 million. As of December 31, 2005, the Company had no plans to cancel this lease agreement. Therefore, the Company does not expect to make any payments under this agreement and, accordingly, has not recorded a liability in the accompanying Consolidated Balance Sheets.
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

     The following is a schedule of future minimum purchases remaining under the agreements as of December 31, 2005 (in thousands):

Total
Year	Amount

2006	$12,198
2007	3,156

Total minimum payments required	$15,354

     From time to time, during the normal course of business, the Company may make certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include, but are not limited to: (i) indemnities to clients, vendors and service providers pertaining to claims based on negligence or willful misconduct of the Company and (ii) indemnities involving breach of contract, the accuracy of representations and warranties of the Company, or other liabilities assumed by the Company in certain contracts. In addition, the Company has agreements whereby it will indemnify certain officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer insurance coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company believes the applicable insurance coverage is generally adequate to cover any estimated potential liability under these indemnification agreements. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and other guarantees in the accompanying Consolidated Balance Sheets. In addition, the Company has some client contracts that do not contain contractual provisions for the limitation of liability, and other client contracts that contain agreed upon exceptions to limitation of liability. The Company has not recorded any liability in the accompanying Consolidated Balance Sheets with respect to any client contracts under which the Company has or may have unlimited liability.
     The Company from time to time is involved in other legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s financial position or results of operations.
Note 18. Employee Benefit Plans
     The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matched 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company contribution was $0.6 million, $0.5 million, $0.8 million (including $0.2 million to reimburse the 401(k) plan for commissions previously paid to a member of the Company’s Board of Directors as discussed in Note 21) for the years ended December 31, 2005, 2004 and 2003, respectively.
     The Company has a non-qualified deferred compensation plan that provides certain key employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by a participant on a quarterly basis up to a total of $12,000 per year for senior vice presidents and $7,500 per year for vice presidents and other participants. Matching contributions and the associated earnings vest over a ten year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (See Note 1, Summary of Accounting Policies, under Investments Held in Rabbi Trust.) The deferred compensation plan’s assets totaled $0.7 million at December 31, 2005, excluding the Company’s common stock match, while the plan’s liabilities totaled $1.0 million. The assets and liabilities of the deferred compensation plan were recorded in deferred charges and other assets, treasury stock, additional paid-in capital, and long-term liabilities, as appropriate, in the accompanying Consolidated Balance Sheets.
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
     Until May 2004, the Company maintained a stock option plan that provided for the automatic grant of non-qualified stock options to members of the Board of Directors who were not employees of the Company. Under the plan, each new non-employee director was granted an option to purchase 25,000 shares of common stock upon his or her election to the Board. Each continuing non-employee director was granted an option to purchase an additional 10,000 shares of common stock on the day after each annual shareholders’ meeting. All of the options have an exercise price equal to the fair market value on the date of grant, and become exercisable ratably over one to three years. All options granted to non-employee directors are exercisable for ten years from the date of grant, unless the non-employee director’s service is terminated whether by reason of death, retirement, resignation, removal or failure to be reelected at the end of his or her term. No options were granted at or after the May 2004 Annual Meeting of Shareholders.
     At December 31, 2005, there were 7.0 million shares of common stock reserved for issuance under all of the Company’s stock option plans. For all plans, options of 1.1 million, 2.5 million, and 2.4 million were exercisable at December 31, 2005, 2004 and 2003 with a weighted average exercise price of $10.23, $10.35 and $11.50, respectively. There were 6.3 million, 4.7 million and 4.5 million shares available for grant under the plans at December 31, 2005, 2004, and 2003, respectively.
     The following table summarizes stock option activity for each of the three years ended December 31:

		Weighted
		Average
	Shares	Exercise
	(In thousands)	Price

Outstanding at January 1, 2003	3,500	$10.39
Granted	163	$5.80
Exercised	(195)	$4.23
Expired or terminated	(307)	$10.40

Outstanding at December 31, 2003	3,161	$10.54
Granted	—	$—
Exercised	(36)	$4.56
Expired or terminated	(348)	$14.53

Outstanding at December 31, 2004	2,777	$10.12
Granted	—	$—
Exercised	(133)	$6.08
Expired or terminated	(1,431)	$10.57

Outstanding at December 31, 2005	1,213	$10.03

     The following table further summarizes significant ranges of outstanding and exercisable options at December 31, 2005:

	Number	Weighted	Weighted	Number	Weighted
	Outstanding at	Average	Average	Exercisable at	Average
Range of	Dec. 31, 2005	Remaining	Exercise	Dec. 31, 2005	Exercise
Exercise Prices	(In thousands)	Life (Years)	Price	(In thousands)	Price

under $4.00	57	7.0	$3.15	42	$3.15
$4.01 to $6.00	373	5.7	$5.03	358	$5.00
$6.01 to $9.00	185	5.5	$8.53	156	$8.62
$9.01 to $13.00	302	6.0	$10.04	269	$10.03
$13.01 to $19.00	192	4.3	$16.27	191	$16.27
$19.01 to $28.00	104	2.6	$22.96	103	$22.96

Total	1,213	5.3	$10.03	1,119	$10.23

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
     The weighted average fair value share price of the purchase rights granted under the ESPP during the year ended December 31, 2003 (before the termination date) was $3.80. For the year ended December 31, 2003 0.03 million of such shares were purchased by eligible employees.
     Non-Employee Director Fee Plan — In May 2004, the Board of Directors approved a new Non-Employee Director Fee Plan (the “Plan”) that was later approved by the shareholders at the 2005 Annual Shareholders’ Meeting. The Board of Directors determined that this Plan would replace and supersede the 1996 Non-Employee Director Fee Plan and would be used in lieu of the 2004 Nonemployee Director Stock Option Plan (the “Stock Option Plan”). No options have been awarded under the Stock Option Plan and none will be awarded. The Plan provides that all new non-employee Directors joining the Board receive an initial grant of common stock units (“CSUs”) on the date the new Director is appointed or elected, the number of which will be determined by dividing a dollar amount to be determined from time to time by the Board (initially set at $30,000) by an amount equal to 110% of the average closing prices of the Company’s common stock for the five trading days prior to the date the new Director is appointed or elected. The initial grant of CSUs will vest in three equal installments, one-third on the date of each of the following three annual shareholders’ meetings.
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
     The Company applies variable plan accounting, in accordance with APB No. 25, for grants of CSUs issued under the Plan and recognizes compensation cost over the vesting period. During the year ended December 31, 2004, the Board awarded an aggregate of 55.6 thousand CSUs to the non-employee directors totaling $0.3 million with a weighted average fair value of $5.94 per CSU. Since the Plan was subject to shareholder approval, the CSUs were not considered to be granted in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25” and therefore no compensation cost was recognized until the shareholders approved the Plan at the 2005 Annual Shareholders’ Meeting on May 24, 2005, the grant date. At that time, the Company recorded unearned compensation at the then current market price totaling $0.5 million with a weighted average fair market value of $8.25 per CSU, to be recognized over the two and three year vesting periods in accordance with APB No. 25.
     During the year ended December 31, 2005, the Board awarded an aggregate of 47.8 thousand CSUs to the non-employee directors totaling $0.4 million with a weighted average fair market value of $8.27 per CSU. Accordingly, the Company recorded unearned compensation at the then current market price totaling $0.4 million to be recognized over the two and three year vesting periods in accordance with APB No. 25. During 2005, the Company recognized compensation cost for CSUs issued in 2005 and 2004 of $0.4 million and $0.1 million, respectively.
Note 20. Segments and Geographic Information
     The Company operates within two regions, the “Americas” and “EMEA” which represented 64.3% and 35.7%, respectively, of consolidated revenues for 2005. The Americas and EMEA regions represented 60.7% and 39.3%, respectively, of consolidated revenues for 2004, and 66.9% and 33.1%, respectively, of consolidated revenues for 2003. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The Company aligns its business into two segments to effectively manage the business and support the customer care needs of every client and to respond to the demands of the Company’s global customers.
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
     Information about the Company’s reportable segments for the years ended December 31, 2005, 2004 and 2003 is as follows:

				Consolidated
	Americas	EMEA	Other (1)	Total

For the Year Ended December 31, 2005:
Revenues	$318,173	$176,745		$494,918
Depreciation and amortization	20,422	5,521		25,943

Income (loss) from operations before reversal of restructuring and other charges and impairment of long-lived assets	$50,224	$7,490	$(31,092)	$26,622
Reversal of restructuring and other charges			314	314
Impairment of long-lived assets			(605)	(605)

Income from operations				26,331
Other income			2,772	2,772
Provision for income taxes			(5,695)	(5,695)

Net income				$23,408

				Consolidated
	Americas	EMEA	Other (1)	Total

For the Year Ended December 31, 2004:

Revenues	$283,253	$183,460		$466,713
Depreciation and amortization	22,042	8,195		30,237

Income (loss) from operations before reversal of restructuring and other charges and impairment of long-lived assets	$30,960	$10,478	$(28,264)	$13,174
Reversal of restructuring and other charges			113	113
Impairment of long-lived assets			(690)	(690)

Income from operations				12,597
Other income			3,264	3,264
Provision for income taxes			(5,047)	(5,047)

Net income				$10,814

For the Year Ended December 31, 2003:

Revenues	$321,195	$159,164		$480,359
Depreciation and amortization	21,184	8,941		30,125

Income (loss) from operations before reversal of restructuring and other charges	$31,607	$2,497	$(23,382)	$10,722
Reversal of restructuring and other charges			646	646

Income from operations				11,368
Other income			2,588	2,588
Provision for income taxes			(4,651)	(4,651)

Net loss				$9,305

(1)	Other items (including corporate costs, restructuring and impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three years in the period ended December 31, 2005. The accounting policies of the reportable segments are the same as those described in Note 1, Summary of Accounting Policies, to the accompanying consolidated financial statements. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.
     For the years ended December 31, 2005, 2004 and 2003 total revenues included $31.4 million, or 6.4% of consolidated revenues, $36.6 million, or 7.8% of consolidated revenues, and $81.2 million, or 16.9% of consolidated revenues, respectively, from Accenture, a leading systems integrator that represents a major provider of communication services to whom the Company provides various outsourced customer contact management services. Effective May 1, 2003, the Company entered into a subcontractor services agreement (the “Agreement”) with the systems integrator following the execution of a primary services agreement between the major provider of communication services and the systems integrator. Under the terms of this three-year Agreement, which contains penalty provisions for failure to meet minimum service levels and is cancelable with 6 months written notice, the Company provides the products and services necessary to support and assist the systems integrator in the management and performance of its primary services agreement. The Company expects to renew this Agreement before it expires on April 30, 2006.
     In addition, revenues included $27.3 million, or 5.5% of consolidated revenues, $33.8 million, or 7.3% of consolidated revenues, and $58.5 million, or 12.2% of consolidated revenues, for the years ended December 31, 2005, 2004 and 2003, respectively, from a leading software and services provider. This includes $27.3 million, $33.8 million and $58.0 million in revenue from the Americas for the years ended December 31, 2005, 2004 and 2003, respectively, and $0.5 million in revenue from EMEA for the year ended December 31, 2003.

     Information about the Company’s operations by geographic location is as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

Revenues (1) :
United States	$78,997	$85,556	$173,984
Canada	82,084	69,045	66,147
Costa Rica	45,435	36,595	28,017
Philippines	98,766	79,060	45,550
Other	12,891	12,997	7,497

Total Americas	318,173	283,253	321,195

Germany	54,298	59,941	59,706
United Kingdom	50,246	52,073	40,500
Sweden	20,758	24,704	23,814
Spain	12,030	11,912	4,579
The Netherlands	11,511	9,406	10,683
Hungary	13,269	10,722	7,469
Other	14,633	14,702	12,413

Total EMEA	176,745	183,460	159,164

Total	$494,918	$466,713	$480,359

Long-lived assets (2) :
United States	$28,735	$26,271	$52,870
Canada	9,009	8,363	8,557
Costa Rica	3,836	4,816	6,813
Philippines	15,324	18,102	13,181
Other	3,363	5,734	4,776

Total Americas	60,267	63,286	86,197

Germany	3,494	5,043	6,119
United Kingdom	5,527	7,137	7,767
Sweden	376	639	1,112
Spain	971	1,775	1,471
The Netherlands	215	353	602
Hungary	2,071	2,741	2,310
Other	1,452	1,917	1,616

Total EMEA	14,106	19,605	20,997

Total	$74,373	$82,891	$107,194

(1)	Revenues are attributed to countries based on location of customer, except for revenues for Costa Rica, Philippines, China and India which is primarily comprised of customers located in the U.S., but serviced by centers in those respective geographic locations.

(2)	Long-lived assets include property and equipment, net and intangibles, net.

Goodwill :
Americas	$5,918	$5,224	$5,085
EMEA	—	—	—

Total	$5,918	$5,224	$5,085

     Revenues for the Company’s products and services are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

Technical support and customer service and fulfillment	$486,237	$455,468	$465,678
Technical staffing and consultative professional services	8,681	11,245	14,681

Total	$494,918	$466,713	$480,359

Note 21. Related Party Transactions
     The Company paid John H. Sykes, the founder and former Chairman of the Company, $0.6 million for the use of his private jet in each of the years 2005, 2004 and 2003 which is based on two times fuel costs and other actual costs incurred for each trip.
     A former member of the Board of Directors of the Company received broker commissions from the Company’s 401(k) investment firm of $0.05 million for the year ended December 31, 2002 and insurance commissions for the placement of the Company’s various corporate insurance programs of approximately $0.1 million for the year ended December 31, 2002. This arrangement was terminated in 2002. During 2003, the Company determined that the payment of broker commissions was a prohibited transaction under Federal regulations. As a result, during 2003, the Company reimbursed the 401(k) plan $0.2 million for previously paid broker commissions and paid a penalty to the U.S. government of $0.1 million.
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
     Additionally, the Company agreed to pay Hyde Park Equity, LLC, a limited liability company owned by Mr. Sykes, fees of $150,000, which will be paid in seven equal quarterly installments of $21,428, for consulting services to be provided by Mr. Sykes through Hyde Park Equity during the period from December 31, 2004, through October 1, 2006. In the event of Mr. Sykes’ death prior to October 1, 2006, the Company shall pay only a pro rata amount for the quarter in which the services are no longer provided, and nothing further shall be owed for consulting services. For such amount, Hyde Park Equity will cause Mr. Sykes to provide up to 37.5 days of consulting services per year at the request of the Board of Directors or its Chairman. Such services include advice dealing with significant business issues and an orderly management transition. Additional days of service are billed at the rate of $2,000 per day. The Company also agreed to reimburse Hyde Park Equity for out of pocket business expenses incurred in connection with providing services to the Company. During 2005, the Company paid $0.1 million to Hyde Park Equity under this agreement.

Schedule II — Valuation and Qualifying Accounts
Years ended December 31, 2005, 2004 and 2003

		Additions
		(Reversals)
		Charged to
	Balance at	(Credited) to			Balance at
	Beginning	Costs and			End of
	of Period	Expenses	Deductions		Period

Allowance for doubtful accounts:

Year ended December 31, 2005	$4,293	$(649)	$593	(1)	$3,051
Year ended December 31, 2004	4,242	267	216	(1)	4,293
Year ended December 31, 2003	5,102	441	1,301	(1)	4,242

Valuation allowance for net deferred tax assets:

Year ended December 31, 2005	$30,391	$—	$1,584		$28,807
Year ended December 31, 2004	30,582	—	191		30,391
Year ended December 31, 2003	19,914	10,668	—		30,582

(1)	Net write-offs and recoveries.