Form 10-Q
period 2006-03-31
SYKES ENTERPRISES INC
filed 2006-05-10
CIK 1010612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

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
Yes ☑           No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
As of April 21, 2006, there were 39,444,265 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries
INDEX

			Page
			No.
Part I.	Financial Information

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets March 31, 2006 and December 31, 2005 (Unaudited)	3

		Condensed Consolidated Statements of Operations Three months ended March 31, 2006 and 2005 (Unaudited)	4

		Condensed Consolidated Statements of Changes in Shareholders’ Equity Three months ended March 31, 2005, nine months ended December 31, 2005 and three months ended March 31, 2006 (Unaudited)	5

		Condensed Consolidated Statements of Cash Flows Three months ended March 31, 2006 and 2005 (Unaudited)	6

		Notes to Condensed Consolidated Financial Statements (Unaudited)	7

		Report of Independent Registered Public Accounting Firm	25

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

	Item 4.	Controls and Procedures	34

Part II.	Other Information

	Item 1.	Legal Proceedings	35

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

	Item 6.	Exhibits	35

Signature			36
Ex-15: Awareness Letter
Ex-31.1: Section 302 Certification of CEO
Ex-31.2: Section 302 Certification of CFO
Ex-32.1: Section 906 Certification of CEO
Ex-32.2: Section 906 Certification of CFO

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$133,961	$127,612
Receivables, net	89,499	88,213
Prepaid expenses and other current assets	12,963	10,601

Total current assets	236,423	226,426

Property and equipment, net	70,153	72,261
Goodwill, net	5,906	5,918
Intangibles, net	2,007	2,112
Deferred charges and other assets	24,157	24,468

	$338,646	$331,185

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,959	$12,990
Accrued employee compensation and benefits	31,075	31,777
Income taxes payable	1,754	2,220
Deferred revenue	26,942	25,172
Other accrued expenses and current liabilities	9,505	10,274

Total current liabilities	81,235	82,433

Deferred grants	17,704	18,107
Other long-term liabilities	3,916	4,555

Total liabilities	102,855	105,095

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 44,398 and 44,009 shares issued	444	440
Additional paid-in capital	167,055	165,674
Retained earnings	121,634	115,735
Accumulated other comprehensive income (loss)	(1,414)	(3,435)

	287,719	278,414
Deferred stock compensation	—	(355)
Treasury stock at cost: 4,710 shares and 4,712 shares	(51,928)	(51,969)

Total shareholders’ equity	235,791	226,090

	$338,646	$331,185

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except for per share data)	2006	2005
Revenues	$131,087	$121,372

Operating expenses:
Direct salaries and related costs	83,016	77,429
General and administrative	40,995	39,890
Net loss (gain) on disposal of property and equipment	9	(69)
Impairment of long-lived assets	382	—
Reversal of restructuring and other charges	—	(258)

Total operating expenses	124,402	116,992

Income from operations	6,685	4,380

Other income (expense):
Interest income	921	450
Interest expense	(93)	(74)
Income (loss) from rental operations, net	510	(104)
Other	(362)	(318)

Total other income (expense)	976	(46)

Income before provision for income taxes	7,661	4,334
Provision for income taxes	1,762	1,369

Net income	$5,899	$2,965

Net income per share:
Basic	$0.15	$0.08

Diluted	$0.15	$0.08

Weighted average shares:
Basic	39,451	39,195

Diluted	39,819	39,339

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended March 31, 2005, Nine Months Ended December 31, 2005 and
Three Months Ended March 31, 2006
(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Deferred
	Shares		Paid-in	Retained	Comprehensive	Stock	Treasury
(In thousands)	Issued	Amount	Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Balance at January 1, 2005	43,832	$438	$163,885	$92,327	$4,871	$—	$(51,486)	$210,035

Issuance of common stock	8	—	36	—	—	—	—	36
Comprehensive income (loss)	—	—	—	2,965	(2,519)	—	—	446

Balance at March 31, 2005	43,840	438	163,921	95,292	2,352	—	(51,486)	210,517

Issuance of common stock	158	2	800	—	—	—	—	802
Deferred stock compensation for the issuance of restricted common stock units	—	—	854	—	—	(854)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	499		499
Issuance of common stock under Deferred Comp- ensation Plan and held in rabbi trust	11	—	99	—	—	—	(483)	(384)
Comprehensive income (loss)	—	—	—	20,443	(5,787)	—	—	14,656

Balance at December 31, 2005	44,009	440	165,674	115,735	(3,435)	(355)	(51,969)	226,090

Reclassification of deferred stock compensation balance upon adoption of SFAS 123R	—	—	(355)	—	—	355	—	—
Issuance of common stock	122	1	882	—	—	—	—	883
Stock-based compensation expense	—	—	423	—	—	—	—	423
Excess tax benefit from stock- based compensation	—	—	175	—	—	—	—	175
Issuance of common stock under Deferred Compensation Plan and held in rabbi trust, net of settlements	1	—	70	—	—	—	41	111
Issuance of restricted common stock	252	3	(3)	—	—	—	—	—
Issuance of common stock to Board of Directors previously deferred under the 1996 Non-employee Director Fee Plan	14	—	47	—	—	—	—	47
Modification of Deferred Compensation Plan	—	—	142	—	—	—	—	142
Comprehensive income	—	—	—	5,899	2,021	—	—	7,920

Balance at March 31, 2006	44,398	$444	$167,055	$121,634	$(1,414)	$—	$(51,928)	$235,791

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2006 and 2005
(Unaudited)

(in thousands)	2006	2005
Cash flows from operating activities:
Net income	$5,899	$2,965
Depreciation and amortization	6,064	7,065
Stock compensation expense	423	—
Net loss (gain) on disposal of property and equipment	9	(69)
Termination costs associated with exit activities	825	187
Foreign exchange (gain) loss on liquidation of foreign entities	(2)	194
Reversal of restructuring and other charges	—	(258)
Impairment of long-lived assets	382	—
Bad debt expense (reversals)	(96)	23
Unrealized gain on investments held in rabbi trust	(24)	—
Changes in assets and liabilities:
Receivables	(851)	2,430
Prepaid expenses and other current assets	(1,502)	(1,399)
Deferred charges and other assets	(120)	(18)
Accounts payable	(1,083)	(1,833)
Income taxes receivable/payable	(218)	(743)
Accrued employee compensation and benefits	(2,530)	405
Other accrued expenses and current liabilities	(819)	2,027
Deferred revenue	1,819	423
Other long-term liabilities	226	5

Net cash provided by operating activities	8,402	11,404

Cash flows from investing activities:
Capital expenditures	(4,079)	(2,242)
Cash paid for acquisition of Kelly, Luttmer & Assoc. Ltd, net of cash acquired	—	(3,246)
Proceeds from sale of property and equipment	—	137
Other	(200)	—

Net cash used for investing activities	(4,279)	(5,351)

Cash flows from financing activities:
Payments of long-term debt	—	(77)
Proceeds from issuance of stock	883	36
Excess tax benefit from stock-based compensation	175	—

Net cash provided by (used for) financing activities	1,058	(41)

Effects of exchange rates on cash	1,168	(2,022)

Net increase in cash and cash equivalents	6,349	3,990
Cash and cash equivalents — beginning	127,612	93,868

Cash and cash equivalents — ending	$133,961	$97,858

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$127	$90
Cash paid during period for income taxes	$2,195	$1,866
See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2006 and 2005
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
Note 1 – Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (“SEC”).
Stock-Based Compensation – The Company has three stock-based compensation plans: the 2001 Equity Incentive Plan (for employees and certain non-employees), the 2004 Non-Employee Director Fee Plan (for non-employee directors), both approved by the shareholders, and the Deferred Compensation Plan (for certain eligible employees), which are discussed more fully in Note 10. Stock-based awards under these plans may consist of common stock, common stock units, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Company issues common stock to satisfy stock option exercises or vesting of stock awards.
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, (SFAS 123R), “Share-Based Payment”, for its stock-based compensation plans. In conjunction with the adoption of SFAS 123R on January 1, 2006 the Company also adopted the following: Staff Accounting Bulletin (SAB) 107, “Share-Based Payments”, which provides guidance on valuation methods available and other matters; Financial Accounting Standards Board (FASB) Staff Position No. 123 R-2 (SFAS 123R-2), “Practical Accommodation to the Application of Grant Date as Defined in SFAS 123R,” which provides guidance on the application of grant date; and FASB Staff Position SFAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share Based Payment Awards,” which provides for an elective alternative transition method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123R. The Company elected to use the alternative transition method in conjunction with the adoption of SFAS 123R. The adoption of SFAS 123R did not have a material effect on the Company’s income before provision for income taxes, net income, cash flows and basic and diluted earnings per share for the three months ended March 31, 2006.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2006 and 2005
(Unaudited)
Note 1 – Basis of Presentation and Summary of Significant Accounting Policies –(continued)
Stock-Based Compensation – (continued)
SFAS 123R requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. The standard requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period, while compensation expense for liability-based awards (those usually settled in cash rather than stock) be measured to fair-value at each balance sheet date until the award is settled. Under SFAS 123R, the pro forma disclosures previously permitted are no longer an alternative to financial statement recognition. The Company elected to use the modified prospective method which requires the Company to record compensation expense for the non-vested portion of previously issued awards that remain outstanding at the initial date of adoption of SFAS 123R and to record compensation expense for any awards issued or modified after January 1, 2006. Results for prior periods have not been restated. Upon adoption of SFAS 123R, the deferred stock compensation balance of $0.4 million as of January 1, 2006 was reclassified to additional paid-in capital in the accompanying Condensed Consolidated Statement of Changes in Shareholders’ Equity. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow and a corresponding reduction in operating cash flows, rather than as an operating cash flow as previously required. Accordingly, the excess tax benefit of $0.2 million for the three months ended March 31, 2006 was classified as a financing cash flow and a corresponding reduction in operating cash flows in the accompanying Condensed Consolidated Statement of Cash Flows.
On February 1, 2005, the Compensation Committee of the Board of Directors approved accelerating the vesting of most out-of-the-money, unvested stock options held by current employees, including executive officers and certain employee directors. An option was considered out-of-the-money if the stated option exercise price was greater than the closing price, $7.23, of the Company’s common stock on the day the Compensation Committee approved the acceleration. The aggregate number of shares issuable under the accelerated stock options was 125,550 at a weighted average exercise price of $9.416 as of February 1, 2005.
The Compensation Committee also approved accelerating the vesting of out-of the-money, unvested stock options held by non-employee directors, subject to shareholder approval at the May 2005 Annual Shareholders’ Meeting. Options held by non-employee directors were considered out-of-the-money if the stated option exercise price was greater than the closing price, $8.39, of the Company’s common stock on May 24, 2005. Upon shareholder approval in May 2005, the Company accelerated the vesting of 8,332 unvested stock options at an exercise price of $8.732 on May 24, 2005. There was no additional compensation expense recognized in 2005, or in the amounts in the pro forma stock-based compensation table presented within this Note 1, as a result of accelerating the vesting of the stock options on February 1, 2005 and May 24, 2005.
The decision to accelerate vesting of these options and eliminate future compensation expense was based on a review of the Company’s long-term incentive programs in light of current market conditions and changing accounting rules regarding stock option expensing under SFAS 123R. Excluding holders of foreign stock options that elected to decline the accelerated vesting, it is estimated that the maximum future compensation expense that would have been charged to earnings, absent the acceleration of these options, based on adoption date for SFAS 123R as of January 1, 2006, was less than $0.1 million.
Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and disclosure requirements established by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The Company had the option under SFAS 123 to measure compensation costs for stock options using the intrinsic value method prescribed by APB 25. Under APB 25, compensation expense was generally not recognized for stock option grants if the exercise price was the same as the market price and the number of shares to be issued was set on the date the employee stock options were granted. Since the Company granted employee stock options on this basis and the Company elected to use the intrinsic value method, no compensation expense was recognized for stock option grants. For grants of common stock units awarded to non-employee directors, under the 2004 Non-Employee Director Fee Plan, compensation expense was

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2006 and 2005
(Unaudited)
Note 1 – Basis of Presentation and Summary of Significant Accounting Policies – (continued)
Stock-Based Compensation – (continued)
recognized over the requisite service periods based on the fair value of the Company’s stock on the date of grant, which is the same under APB 25 and SFAS 123R.
The following table presents the impact on net income and net income per share as if the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by SFAS 123 prior to the adoption of SFAS 123R (no common stock units were awarded during the three months ended March 31, 2005):

Three Months
Ended,
(in thousands, except per share data)	March 31, 2005
Net Income:
Net income as reported	$2,965
Add: Stock-based compensation included in reported net income, net of tax	—

Add (Deduct):
Stock-based compensation under the fair value method, net of tax	(437)

Pro forma net income	$2,528

Net Income Per Share:
Basic, as reported	$0.08
Basic, pro forma	$0.06

Diluted, as reported	$0.08
Diluted, pro forma	$0.06
The Company has not issued any stock options since January 1, 2004. For options issued before this date, the Company used the Black-Scholes option pricing model to estimate the fair value of each stock option at the date of grant using various assumptions.
Investments Held in Rabbi Trust —Securities held in a rabbi trust for a supplemental nonqualified executive retirement program, as more fully described under “Deferred Compensation Plan” in Note 10, Stock-Based Compensation Plans, include the fair market value of investments in various mutual funds and shares of the Company’s common stock. The fair market value of these investments is determined by quoted market prices and is adjusted to the current market price at the end of each reporting period. The investments held in mutual funds, classified as trading securities, had a fair market value of approximately $0.8 million and $0.7 million at March 31, 2006 and December 31, 2005 and are included in “Prepaid expenses and other current assets” and “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets, respectively. These investments were comprised of 80% equity securities and 20% debt securities at March 31, 2006 and 55% equity securities and 45% debt securities at December 31, 2005. During the three months ended March 31, 2006, the Company recorded less than $0.1 million in unrealized gains from holding these investments, which is included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations (none in the comparable 2005 period.)

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2006 and 2005
(Unaudited)
Note 1 – Basis of Presentation and Summary of Significant Accounting Policies – (continued)
Investments Held in Rabbi Trust – (continued)
The investments held in the Company’s common stock had a carrying value of approximately $0.4 million and $0.5 million at March 31, 2006 and December 31, 2005, respectively, and are included in “Treasury Stock” in the accompanying Condensed Consolidated Balance Sheets. During the three months ended March 31, 2006, the Company recorded approximately $0.3 million in compensation expense associated with these investments, which is included in “General and administrative” in the accompanying Condensed Consolidated Statements of Operations (none in the comparable 2005 period.)
Property and Equipment — The carrying value of property and equipment, including leased assets, to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. During the three months ended March 31, 2006, based on the Company’s evaluation for impairment, the Company recorded a $0.4 million impairment charge for property and equipment in one of its underutilized European customer contact management centers. This impairment charge represented the amount by which the carrying value of the assets exceeded the estimated fair value of those assets which cannot be redeployed to other locations. Except as noted above, the Company determined that its property and equipment, including the idle facility in Perry County, Kentucky, were not impaired as of March 31, 2006.
The Company leases the land, building and contents of four former U.S. customer contact management centers to unrelated third parties. As of March 31, 2006 and December 31, 2005, the leased properties consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Building and improvements	$10,460	$10,460
Equipment, furniture and fixtures	6,875	6,875

	17,335	17,335
Less accumulated depreciation	(9,814)	(9,678)

	$7,521	$7,657

Future minimum rental payments, including penalties for failure to renew, to be received on non-cancelable operating leases are contractually due as follows as of March 31, 2006 (in thousands):

Amount
2006	$1,823
2007	1,676
2008	1,932
2009	568
2010	448
Thereafter	—

$6,447

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2006 and 2005
(Unaudited)
Note 1 – Basis of Presentation and Summary of Significant Accounting Policies – (continued)
Foreign Currency Translation — The assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is other than the U.S. Dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income, but is included in Accumulated Other Comprehensive Income (Loss), which is reflected as a separate component of shareholders’ equity until the sale or until the complete or substantially complete liquidation of the net investment in the foreign subsidiary. Foreign currency transactional gains and losses are included in determining net income. Such gains and losses are included in other income (expense) in the accompanying Condensed Consolidated Statements of Operations.
Foreign Currency and Derivative Instruments — Periodically, the Company enters into foreign currency contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities denominated in a foreign currency. These contracts require the Company to exchange currencies in the future at rates agreed upon at the contract’s inception. The contracts entered into by the Company have been primarily related to the Euro. A foreign currency contract acts as an economic hedge as the gains and losses on these contracts typically offset or partially offset gains and losses on the assets, liabilities, and transactions being hedged. The Company does not designate its foreign currency contracts as accounting hedges and does not hold or issue financial instruments for speculative or trading purposes. Foreign currency contracts are accounted for on a mark-to-market basis, with unrealized gains or losses recognized as a component of income in the current period. There were no realized and unrealized gains or losses related to these contracts for the three months ended March 31, 2006 and 2005.
Recent Accounting Pronouncements – In March 2004, the Emerging Issues Task Force (the “EITF”) reached a consensus on Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment evaluations for securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step test to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB delayed the effective date of the recognition and measurement provisions of EITF 03-1. However, the disclosure provisions were effective for fiscal years ending after June 15, 2004. In November 2005, the FASB issued final FASB Staff Position Nos. SFAS 115-1 and SFAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which superseded EITF 03-1 and provided similar guidance. The Company adopted the guidance in these standards on January 1, 2006. The impact of this adoption did not have a material impact on the financial condition, results of operations or cash flows of the Company.
In May 2005, the FASB issued SFAS No. 154 (SFAS 154), “Accounting Changes and Error Corrections,” which requires retrospective application to prior periods’ financial statements for changes in accounting principle and redefines the term “restatement” as the revising of previously issued financial statements to reflect the correction of an error. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. SFAS 154 is effective for accounting changes and corrections of errors made in the years beginning January 1, 2006.
In July 2005, the FASB issued an exposure draft of a proposed interpretation of SFAS No. 109, “Accounting for Income Taxes” entitled “Accounting for Uncertain Tax Positions”. The proposed interpretation stipulates that the benefit from a tax position should be recorded only when it is probable that the tax position will be sustained upon audit by taxing authorities, based solely on the technical merits of the tax position. The final issuance of this proposed interpretation, which may be subject to significant changes, is expected to be in the second quarter of 2006 and will be effective as of the beginning of the first annual period beginning after December 15, 2006. The Company is currently evaluating the impact of this proposed standard on its financial position, results of operations and cash flows.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2006 and 2005
(Unaudited)
Note 1 – Basis of Presentation and Summary of Significant Accounting Policies – (continued)
Recent Accounting Pronouncements – (continued)
In February 2006, the FASB issued SFAS No. 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 (SFAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact of this standard on its financial position, results of operations and cash flows.
Note 2 – Intangibles, Net
In connection with a March, 2005 acquisition in Canada, the Company recorded identifiable intangible assets with definite lives, primarily customer relationships, existing technologies and covenants not to compete, that are being amortized using the straight-line method over their estimated period of benefit, generally ranging from two to fifteen years. Amortization expense was $0.1 million and $35 thousand during the three months ended March 31, 2006 and 2005, respectively.
The following table presents the purchased intangibles at March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005
Gross Carrying Amount	$2,422	$2,432
Accumulated Amortization	(415)	(320)

Net Carrying Amount	$2,007	$2,112

Estimated future amortization expense for the five succeeding years is as follows (in thousands):

Year Ending December 31,	Amount
2006 (remaining nine months)	$287
2007	$257
2008	$129
2009	$125
2010	$125
Note 3 – Accumulated Other Comprehensive Income (Loss)
The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes rules for the reporting of comprehensive income (loss) and its components.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2006 and 2005
(Unaudited)
Note 3 – Accumulated Other Comprehensive Income (Loss) – (continued)
The components of accumulated other comprehensive income (loss) include foreign currency translation adjustments as follows (in thousands):

Accumulated
Other
Comprehensive
Income (Loss)
Balance at January 1, 2005	$4,871
Foreign currency translation adjustment	(8,540)
Less: foreign currency translation loss included in net income (no tax effect)	234

Balance at December 31, 2005	(3,435)
Foreign currency translation adjustment	2,021

Balance at March 31, 2006	$(1,414)

Earnings associated with the Company’s investments in its international subsidiaries are considered to be permanently invested and no provision for United States federal and state income taxes on those earnings or translation adjustments has been provided.
Note 4 – Termination Costs Associated with Exit Activities
On November 3, 2005, the Company committed to a plan (the “Plan”) to reduce its workforce by approximately 200 people in one of its European customer contact management centers in Germany in response to the October 2005 contractual expiration of a technology client program, which generated annual revenues of approximately $12.0 million. The Company expects to complete the Plan by the end of the second quarter of 2006. The Company estimates it will incur total charges related to the Plan of approximately $1.6 million to $1.9 million, an increase of $0.3 million from December 31, 2005. These charges include approximately $1.3 million to $1.5 million for severance and related costs and $0.1 million to $0.2 million for other exit costs. Additionally, upon completion of the Plan, the Company will cease using certain property and equipment estimated at $0.2 million, and has begun to depreciate these assets over the shortened useful life, which approximates eight months. As a result, the Company recorded additional depreciation of approximately $0.1 million during the three months ended March 31, 2006 and expects to record an additional $0.1 million during the three months ended June 30, 2006. Termination costs of $0.8 million are included in “Direct salaries and related costs” in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2006. Cash payments related to termination costs made under the Plan totaled $0.5 million for the three months ended March 31, 2006. Termination costs to date approximate $1.3 million as of March 31, 2006 with cash payments to date of $0.5 million.
On January 19, 2005, the Company announced to its workforce that, as part of its continued efforts to optimize assets and improve operating performance, it would migrate the call volumes of the customer contact management services and related operations from its Bangalore, India facility, a component of the Company’s Americas segment, to other offshore facilities. Before the plan of migration, the Company’s Bangalore facility generated approximately $0.9 million in revenue in the first quarter of 2005. The Company substantially completed the plan of migration, including the redeployment of site infrastructure and the recruiting, training and ramping-up of agents associated with the migration of Bangalore call volumes to other offshore facilities, in the second quarter of 2005. In connection with this migration, the Company terminated 413 employees and accrued over their remaining service period, an estimated liability for termination costs of $0.2 million based on the fair value as of the termination date, in accordance SFAS No. 146, “Accounting for Costs associated with Exit or Disposal Activities.” These termination costs are included in “Direct salaries and related costs” in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2005. Cash payments related to these termination costs totaled $0.1 million during the three months ended March 31, 2005.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2006 and 2005
(Unaudited)
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
The following tables summarize the 2002 plan accrued liability for restructuring and other charges and related activity in 2005 (in thousands) (no activity in 2006):

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	March 31,
	2005	Outlays	Changes (1)	2005

Three Months ended March 31, 2005:

Severance and related costs	$106	$—	$(31)	$75
Other restructuring costs	285	(17)	(227)	41

Total	$391	$(17)	$(258)	$116

(1)	During 2005, the Company reversed severance and related costs and certain other closing costs associated primarily with the closure of certain European customer contact management centers.
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
The Company also announced, after a comprehensive review of operations, its decision to exit certain non-core, lower margin businesses to reduce costs, improve operating efficiencies and focus on its core competencies of technical support, customer service and consulting solutions. As a result, the Company recorded $20.9 million in restructuring and other charges during the fourth quarter of 2000 related to the closure of its U.S. fulfillment operations, the consolidation of its Tampa, Florida technical support center and the exit of its worldwide localization operations. Included in the fourth quarter 2000 restructuring and other charges is a $2.4 million severance payment related to the employment contract of the Company’s former President. In connection with the fourth quarter 2000

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2006 and 2005
(Unaudited)
Note 5 – Restructuring and Other Charges — (continued)
2000 Charges — (continued)
restructuring, the Company reduced the number of employees by 245 during the first half of 2001 and satisfied a significant portion of the remaining lease obligations related to the closed facilities during 2001.
The following tables summarize the 2000 plan accrued liability for restructuring and other charges and related activity in 2005 (in thousands) (no activity in 2006):

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
The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at the Company’s option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 2.25%. In addition, a commitment fee of up to 0.50% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2008, are secured by a pledge of 65% of the stock of each of the Company’s active direct foreign subsidiaries. The Credit Facility prohibits the Company from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings during the three months ended March 31, 2006 and no outstanding balances as of March 31, 2006 with $50.0 million availability on the Credit Facility.
Note 7 – Income Taxes
The Company’s effective tax rate was 23.0% and 31.6% for the three months ended March 31, 2006 and 2005, respectively. This decrease in the Company’s effective tax rate was primarily due to the shift in the mix of earnings within tax jurisdictions and the effects of permanent differences, valuation allowances and foreign income tax rate differentials. Also, the Company’s effective tax rate of 23.0% differs from the statutory federal income tax rate of 35.0% primarily due to the effects of requisite valuation allowances, permanent differences, foreign withholding and other taxes, and foreign income tax rate differentials.
Earnings associated with the Company’s investments in its international subsidiaries are considered to be permanently invested and no provision for federal and state income taxes on those earnings or translation adjustments has been provided. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable.
The Company is currently under examination in the U.S. by several states for sales and use taxes and franchise taxes for periods covering 1999 through 2003. The U.S. Internal Revenue Service completed audits of the Company’s

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2006 and 2005
(Unaudited)
Note 7 – Income Taxes – (continued)
U.S. tax returns through July 31, 1999 and is currently auditing the tax year ended July 31, 2002. Certain German subsidiaries of the Company are under examination by the German tax authorities for periods covering 1997 through 2000. Additionally, certain Canadian subsidiaries are under examination by Canadian tax authorities for periods covering 1993 through 2003 and an Asian subsidiary is being audited by the Asian tax authorities for tax years 2003 and 2004.
As of March 31, 2006 and December 31, 2005, the Company had a contingent income tax liability of $3.3 million and $3.2 million, respectively, consisting of amounts for subsidiaries located in both the Americas and EMEA segments that is included in “Income taxes payable” in the accompanying Condensed Consolidated Balance Sheets. The amount of the contingent liability is based on an estimate of the probable liability in accordance with SFAS 5 “Accounting for Contingencies”, using available evidence, including detailed analyses of the potential income tax issues, income tax assessments and notices of disallowance, consultation with independent outside tax and legal advisors and the Company’s historical experience in settling similar issues without additional income tax liability. Management believes that the $3.3 million contingent income tax liability, an increase of $0.1 million from December 31, 2005, is the probable amount that will be paid upon settlement of the related tax audits based on current available evidence and issues and does not believe there would be a material impact on liquidity beyond what has been provided for in “Income taxes payable.” A change in the estimate of the contingent tax liability is possible and may occur upon resolution of the related issues under formal appeal procedures.
Note 8 – Earnings Per Share
Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options, common stock units and shares held in a rabbi trust using the treasury stock method. Options to purchase 0.3 million shares shares of common stock at various prices for the three month period ended March 31, 2006 and 2.2 million shares of common stock for the three months ended March 31, 2005 were antidilutive and were excluded from the calculation of diluted earnings per share.
The numbers of shares used in the earnings per share computations are as follows (in thousands):

	Three Months
	Ended
	March 31,
	2006	2005

Basic:
Weighted average common shares outstanding	39,451	39,195
Diluted:
Dilutive effect of stock options, stock appreciation rights and common stock units	368	144

Total weighted average diluted shares outstanding	39,819	39,339

On August 5, 2002, the Company’s Board of Directors authorized the Company to purchase up to three million shares of its outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the three months ended March 31, 2006, the Company made no purchases under the 2002 repurchase program.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2006 and 2005
(Unaudited)
Note 9 – Segments and Geographic Information
The Company operates within two regions, the “Americas” and “EMEA” which represented 67.3% and 32.7%, respectively, of the Company’s consolidated revenues for the three months ended March 31, 2006 and 61.3% and 38.7%, respectively, of the Company’s consolidated revenues for the comparable 2005 period. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The Company aligns its business into two segments to effectively manage the business and support the customer care needs of every client and to respond to the demand of the Company’s global customers.
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
Information about the Company’s reportable segments for the three months ended March 31, 2006 compared to the corresponding prior year period, is as follows (in thousands):

				Consolidated
	Americas	EMEA	Other (1)	Total
Three Months Ended March 31, 2006:
Revenues	$88,272	$42,815		$131,087
Depreciation and amortization	$4,862	$1,202		$6,064

Income (loss) from operations before impairment of long-lived assets	$13,852	$1,076	$(7,861)	$7,067
Impairment of long-lived assets			(382)	(382)

Income from operations				6,685
Other income			976	976
Provision for income taxes			(1,762)	(1,762)

Net income				$5,899

Three Months Ended March 31, 2005:
Revenues	$74,364	$47,008		$121,372
Depreciation and amortization	$5,410	$1,655		$7,065

Income (loss) from operations before reversal of restructuring and other charges	$9,500	$2,010	$(7,388)	$4,122
Reversal of restructuring and other charges			258	258

Income from operations				4,380
Other expense			(46)	(46)
Provision for income taxes			(1,369)	(1,369)

Net income				$2,965

(1)	Other items (including corporate costs, restructuring and impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three months ended March 31, 2006 and 2005. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2005. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2006 and 2005
(Unaudited)
Note 9 – Segments and Geographic Information – (continued)
During the three months ended March 31, 2006 and 2005, the Company had no clients that exceeded ten percent of consolidated revenues.
Note 10 – Stock-Based Compensation
A detailed description of each of the Company’s stock-based compensation plans is provided below, including the 2001 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. Stock-based compensation expense related to these plans, which is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations, was $423 thousand for the three months ended March 31, 2006, of which $53 thousand related to stock options, $92 thousand related to common stock units and $278 thousand related to common stock awards. There was no stock-based compensation expense for the three months ended March 31, 2005. The related income tax benefits recognized in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 was $0.2 million. In addition, the Company realized the benefit of tax deductions in excess of recognized tax benefits of $0.2 million from the exercise of stock options in the three months ended March 31, 2006. There were no capitalized stock-based compensation costs at March 31, 2006.
2001 Equity Incentive Plan — The Company’s 2001 Equity Incentive Plan (the “Plan”), which is shareholder-approved, permits the grant of stock options, stock appreciation rights, restricted stock and other stock-based awards to certain employees of the Company, and certain non-employees who provide services to the Company, for up to 7.0 million shares of common stock in order to encourage them to remain in the employment of or to diligently provide services to the Company and to increase their interest in the Company’s success.
Stock Options — Options are granted at fair market value on the date of the grant and generally vest over one to four years. All options granted under the Plan expire if not exercised by the tenth anniversary of their grant date. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions. The fair value of the stock option awards is expensed on a straight-line basis over the vesting period of the award. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Exercises and forfeitures are estimated within the valuation model using employee termination and other historical data. The expected term of the stock option awards granted is derived from historical exercise experience under the Plan and represents the period of time that stock option awards granted are expected to be outstanding. No stock options were granted during the three months ended March 31, 2006 and 2005.
The following table summarizes stock option activity under the Plan as of March 31, 2006, and changes during the three months then ended:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
Stock Options	(000s)	Price	(in years)	(000s)

Outstanding at January 1, 2006	1,213	$10.03
Granted	—	—
Exercised	(122)	7.25
Forfeited or expired	(7)	15.35

Outstanding at March 31, 2006	1,084	$10.31	5.01	$—

Vested or expected to vest at March 31, 2006	1,007	$10.53	4.89	$—

Exercisable at March 31, 2006	1,007	$10.53	4.89	$—

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2006 and 2005
(Unaudited)
Note 10 – Stock-Based Compensation – (continued)
2001 Equity Incentive Plan – (continued)
There is no intrinsic value for options exercised during the three months ended March 31, 2006 and 2005 since the exercise price of the options is the same as the market price of the underlying stock on the date of grant.
The following table summarizes the status of nonvested stock options under the Plan as of March 31, 2006, and changes during the three months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Stock Options	(In thousands)	Fair Value

Nonvested at January 1, 2006	93	$7.63
Granted	—	$—
Vested	(16)	$8.64
Forfeited	—	$—

Nonvested at March 31, 2006	77	$7.42

As of March 31, 2006, there was $0.1 million of total unrecognized compensation cost related to the nonvested stock options granted under the Plan (the effect of estimated forfeitures is not material.) This cost is expected to be recognized over a weighted-average period of nine months. The total fair value of stock options vested during the three months ended March 31, 2006 and 2005, was $0.1 million and $1.8 million, respectively.
Cash received from stock options exercised under all stock-based compensation plans for the three months ended March 31, 2006 and 2005, was $0.9 million and less than $0.1 million, respectively. The actual tax benefit realized for the tax deductions from these stock option exercises totaled $0.2 million for the three months ended March 31, 2006 (not material in the comparable 2005 period.)
Stock Appreciation Rights — On March 29, 2006, the Company’s Board of Directors, at the recommendation of the Compensation and Human Resource Development Committee (the “Committee”), approved awards of stock-settled stock appreciation rights (“SARs”), for a number of eligible participants. SARs represent the right to receive, without payment to the Company, a certain number of shares of common stock, as determined by the Committee, equal to the amount by which the fair market value of a share of common stock exceeds the grant price at the time of exercise.
The SARs were granted at fair market value of the Company’s common stock on the date of the grant and vest one-third on each of the anniversaries of the date of grant, provided the participant is employed by the Company on such date. The SARs have a term of 10 years from the date of grant. In the event of a change in control, the SARs will vest on the date of the change in control, provided that the participant is employed by the Company on the date of the change in control.
The SARs are exercisable only within three months after the death, disability, retirement or termination of the participant’s employment with the Company, if and to the extent the SARs were exercisable immediately prior to such termination. If the participant’s employment is terminated for cause, or the participant terminates his or her own employment with the Company, any portion of the SARs not yet exercised (whether or not vested) terminates immediately on the date of termination of employment.
The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions. The fair value of the SARs is expensed on a straight-line basis over the requisite service period. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2006 and 2005
(Unaudited)
Note 10 – Stock-Based Compensation – (continued)
2001 Equity Incentive Plan – (continued)
the award is granted with a maturity equal to the expected term of the award. Exercises and forfeitures are estimated within the valuation model using employee termination and other historical data. The expected term of the SARs granted represents the period of time the SARs are expected to be outstanding.
The following table summarizes the assumptions used to estimate the fair value of SARs granted during the three months ended March 31, 2006 (no SARs were granted in the comparable 2005 period):

Three Months
Ended March 31,
2006
Expected volatility	61%
Weighted-average volatility	61%
Expected dividends	—
Expected term (in years)	3.8
Risk-free rate	4.8%
The following table summarizes SARs activity under the Plan as of March 31, 2006, and changes during the three months then ended:

Weighted
Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
Stock Appreciation Rights	(000s)	Price	(in years)	(000s)

Outstanding at January 1, 2006	—	$—
Granted	126	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2006	126	$—	10	$—

Vested or expected to vest at March 31, 2006	—	$—	—	$—

Exercisable at March 31, 2006	—	$—	—	$—

The weighted-average grant-date fair value of the SARs granted during the three months ended March 31, 2006 was $7.28. No SARs were exercised during the three months ended March 31, 2006.
The following table summarizes the status of nonvested SARs under the Plan as of March 31, 2006, and changes during the three months then ended:

Weighted
Average
	Shares	Grant-Date
Nonvested Stock Appreciation Rights	(In thousands)	Fair Value

Nonvested at January 1, 2006	—	$—
Granted	126	$7.28
Vested	—	$—
Forfeited	—	$—

Nonvested at March 31, 2006	126	$7.28

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2006 and 2005
(Unaudited)
Note 10 – Stock-Based Compensation – (continued)
2001 Equity Incentive Plan – (continued)
As of March 31, 2006, there was $0.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock appreciation rights granted under the Plan. This cost is expected to be recognized over a weighted-average period of 3.8 years. None of the SARs vested during the three months ended March 31, 2006.
Restricted Shares — On March 29, 2006, the Company’s Board of Directors, at the recommendation of the Committee, approved awards of performance-based restricted shares (“Restricted Shares”), for a number of eligible participants. The Restricted Shares represent shares of the Company’s common stock which are issued to the participant subject to (a) restrictions on transfer for a period of time and (b) forfeiture under certain conditions. The performance goals, including revenue growth and income from operations targets, provide a range of vesting possibilities from 0% to 100% and will be measured as of December 31, 2007 for the 2006-2007 performance period and as of December 31, 2008 for the 2006-2008 performance period. If the performance conditions are met for the 2006-2007 performance period and for the 2006-2008 performance period, the shares will vest and all restrictions on the transfer of the restricted shares will lapse on March 29, 2008 and March 29, 2009, respectively. The Company recognizes compensation cost, net of estimated forfeitures, based on the fair value (which approximates the current market price) of the Restricted Shares on the date of grant ratably over the requisite service period based on the probability of achieving the performance goals, as determined in accordance with SFAS 5, “Accounting for Contingencies.” Changes in the probability of achieving the performance goals from period to period will result in corresponding changes in compensation expense.
In the event of a change in control (as defined in the Plan) prior to the date the restricted shares vest, all of the restricted shares will vest and the restrictions on transfer will lapse with respect to such vested shares on the date of the change in control, provided that participant is employed by the Company on the date of the change in control.
If the participant’s employment with the Company is terminated for any reason, either by the Company or participant, prior to the date on which the restricted shares have vested and the restrictions have lapsed with respect to such vested shares, any restricted shares remaining subject to the restrictions (together with any dividends paid thereon) will be forfeited, unless there has been a change in control prior to such date.
The following table summarizes the status of nonvested restricted shares under the Plan as of March 31, 2006, and changes during the three months then ended:

Weighted
Average
	Shares	Grant-Date
Nonvested Restricted Shares	(In thousands)	Fair Value

Nonvested at January 1, 2006	—	$—
Granted	252	$14.56
Vested	—	$—
Forfeited	—	$—

Nonvested at March 31, 2006	252	$14.56

As of March 31, 2006, based on the probability of achieving the performance goals, there was $2.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted shares granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.7 years. None of the restricted shares vested during the three months ended March 31, 2006.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2006 and 2005
(Unaudited)
Note 10 – Stock-Based Compensation – (continued)
2004 Non-Employee Director Fee Plan — The Company’s 2004 Non-Employee Director Fee Plan (the “2004 Fee Plan”), which is shareholder-approved, replaced and superseded the 1996 Non-Employee Director Fee Plan (the “1996 Fee Plan”) and was used in lieu of the 2004 Nonemployee Director Stock Option Plan (the “2004 Stock Option Plan”). The 2004 Fee Plan provides that all new non-employee Directors joining the Board receive an initial grant of common stock units (“CSUs”) on the date the new Director is appointed or elected, the number of which will be determined by dividing a dollar amount to be determined from time to time by the Board (currently set at $30,000) by an amount equal to 110% of the average closing prices of the Company’s common stock for the five trading days prior to the date the new Director is appointed or elected. The initial grant of CSUs will vest in three equal installments, one-third on the date of each of the following three annual shareholders’ meetings. A CSU is a bookkeeping entry on the Company’s books that records the equivalent of one share of common stock. On the date each CSU vests, the Director will become entitled to receive a share of the Company’s common stock and the CSU will be canceled. For federal income tax purposes, the Director will not be deemed to have received income with respect to the CSUs until the CSUs vest. No options were awarded under the 2004 Stock Option Plan and none will be awarded. The number of shares remaining available for issuance under the 2004 Fee Plan cannot exceed 378 thousand.
Additionally, the 2004 Fee Plan provides that each non-employee Director receives on the day after the annual shareholders’ meeting, an annual retainer for service as a non-employee Director, the amount of which shall be determined from time to time by the Board (currently set at $50,000) to be paid 75% in CSUs and 25% in cash. The number of CSUs to be granted under the 2004 Fee Plan will be determined by dividing the amount of the annual retainer by an amount equal to 105% of the average of the closing prices for the Company’s common stock on the five trading days preceding the award date (the day after the annual meeting). The annual grant of CSUs will vest in two equal installments, one-half on the date of each of the following two annual shareholders’ meetings. There were no grants of CSUs issued under the 2004 Fee Plan during the three months ended March 31, 2006 and 2005.
The following table summarizes the status of the nonvested CSUs under the 2004 Fee Plan as of March 31, 2006, and changes during the three months then ended:

Weighted
Average
	Shares	Grant-Date
Nonvested Common Stock Units	(In thousands)	Fair Value

Nonvested at January 1, 2006	72	$8.26
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Nonvested at March 31, 2006	72	$8.26

As of March 31, 2006, there was $0.3 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted under the 2004 Fee Plan. This cost is expected to be recognized over a weighted-average period of 0.6 years. No CSUs vested during the three months ended March 31, 2006 and 2005.
Before January 1, 2006, the Company accounted for grants of CSUs issued under the 2004 Fee Plan in accordance with APB 25 and recognized compensation cost over the requisite service period. The fair value of the CSUs, which is the same under APB 25 and SFAS 123R, was based on the fair value of the Company’s stock on the date of grant. Under SFAS 123R, the Company will continue to recognize compensation cost over the remaining service period. Until a CSU vests, the Director has none of the rights of a shareholder with respect to the CSU or the common stock underlying the CSU. CSUs are not transferable.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2006 and 2005
(Unaudited)
Note 10 – Stock-Based Compensation – (continued)
Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board of Directors effective December 17, 1998 and amended on March 29, 2006. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by a participant on a quarterly basis up to a total of $12,000 per year for the president and senior vice presidents and $7,500 per year for vice presidents. (Participants below the level of vice president are not eligible to receive matching contributions from the Company.) Matching contributions and the associated earnings vest over a ten year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (See Note 1, Summary of Accounting Policies, under Investments Held in Rabbi Trust.) The Deferred Compensation Plan’s assets totaled $0.8 million and $0.7 million at March 31, 2006 and December 31, 2005, respectively, excluding the Company’s common stock match, while liabilities totaled $0.8 million and $1.0 million, respectively. As of March 31, 2006 and December 31, 2005, the liabilities of the Deferred Compensation Plan were recorded in treasury stock and additional paid-in capital, as appropriate, and accrued employee compensation and benefits as of March 31, 2006 and other long-term liabilities as of December 31, 2005 in the accompanying Condensed Consolidated Balance Sheets.
The following table summarizes the status of the nonvested common stock issued under the Deferred Compensation Plan as of March 31, 2006, and changes during the three months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Common Stock	(In thousands)	Fair Value

Nonvested at January 1, 2006	21	$6.41
Granted	4	$13.96
Vested	(3)	$11.18
Forfeited	—	$—

Nonvested at March 31, 2006	22	$7.31

As of March 31, 2006, there was $0.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted-average period of 5.3 years. The total fair value of the common stock vested during the three months ended March 31, 2006 was $0.1 million and was not material for the comparable 2005 period.
On March 29, 2006, the Company’s Board of Directors, at the recommendation of the Committee, approved the First Amendment to the Deferred Compensation Plan (the “Amendment”) which eliminated the option for participants to take distributions of the Company’s matching contributions in cash, requiring distributions of the Company’s matching contribution to be made in shares of Company stock; expanded the class of employees eligible to participate in the Deferred Compensation Plan; added a mid-year entry date for newly hired or promoted individuals; and made technical amendments to comply with Section 409A of the Internal Revenue Code. As a result of this Amendment, sixty-seven employees became eligible to participate in the Deferred Compensation Plan. Additionally, the deferred compensation obligation of $0.1 million, which was previously included in “Other long-term liabilities”, is now included in “Additional Paid in Capital” as of March 31, 2006 in the accompanying Condensed Balance Sheet. None of these changes required shareholder approval or resulted in incremental compensation cost to the Company.
Cash used to settle the Company’s obligation under the Deferred Compensation Plan was less than $0.1 million for the three months ended March 31, 2006. There were no cash settlements during the comparable 2005 period.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2006 and 2005
(Unaudited)
Note 11 – Post-Retirement Defined Contribution Healthcare Plan
On January 1, 2005, the Company established a Post-Retirement Defined Contribution Healthcare Plan (the “Plan”) for eligible employees meeting certain service and age requirements. The Plan is fully funded by the participants and accordingly, the Company does not recognize expense relating to the Plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Sykes Enterprises, Incorporated
400 N. Ashley Drive
Tampa, FL 33602
We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of March 31, 2006, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2006 and 2005, of changes in shareholders’ equity for the three-month periods ended March 31, 2006 and 2005 and for the nine-month period ended December 31, 2005, and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Deloitte & Touche LLP
Certified Public Accountants
Tampa, Florida
May 10, 2006

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and the consolidated financial statements and notes in the Sykes Enterprises, Incorporated (“Sykes,” “our”, “we” or “us”) Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (“SEC”).
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
Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the timing of significant orders for our products and services, (ii) variations in the terms and the elements of services offered under our standardized contract including those for future bundled service offerings, (iii) changes in applicable accounting principles or interpretations of such principles, (iv) difficulties or delays in implementing our bundled service offerings, (v) failure to achieve sales, marketing and other objectives, (vi) construction delays or higher than anticipated development costs in connection with new technical and customer contact management centers, (vii) delays in our ability to develop new products and services and market acceptance of new products and services, (viii) rapid technological change, (ix) loss, addition or fluctuation in business levels with significant clients, (x) political, economic and market risks inherent in conducting business abroad, (xi) currency fluctuations, (xii) fluctuations in business conditions and the economy, (xiii) our ability to attract and retain key management personnel, (xiv) our ability to continue the growth of our support service revenues through additional technical and customer contact management centers, (xv) our ability to further penetrate into vertically integrated markets, (xvi) our ability to expand our global presence through internal growth, strategic alliances and selective acquisitions, (xvii) our ability to continue to establish a competitive advantage through sophisticated technological capabilities, (xviii) the ultimate outcome of any lawsuits, (xix) our ability to recognize deferred revenue through delivery of products or satisfactory performance of services, (xx) our dependence on trend toward outsourcing, (xxi) risk of interruption of technical and customer contact management center operations due to such factors as fire and other disasters, power failures, telecommunication failures, unauthorized intrusions, computer viruses and other emergencies, (xxii) the existence of substantial competition, (xxiii) the early termination of contracts by clients, and (xxiv) other important factors which are identified in our most recent Annual Report on Form 10-K, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Results of Operations
The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended
	March 31,
	2006	2005

Revenues	$131,087	$121,372
Percentage of revenues	100.0%	100.0%

Direct salaries and related costs	$83,016	$77,429
Percentage of revenues	63.3%	63.8%

General and administrative expenses	$40,995	$39,890
Percentage of revenues	31.3%	32.9%

Net loss (gain) on disposal of property and equipment	$9	$(69)
Percentage of revenues	—%	(0.1)%

Impairment of long-lived assets	$382	$—
Percentage of revenues	0.3%	—%

Reversal of restructuring and other charges	$—	$(258)
Percentage of revenues	—%	(0.2)%

Income from operations	$6,685	$4,380
Percentage of revenues	5.1%	3.6%
The following table summarizes our revenues, for the periods indicated, by geographic region (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Americas	$88,272	$74,364
EMEA	42,815	47,008

Consolidated	$131,087	$121,372

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Revenues
For the three months ended March 31, 2006, we recognized consolidated revenues of $131.1 million, an increase of $9.7 million, or 8.0%, from $121.4 million of consolidated revenues for the comparable 2005 period.
On a geographic segmentation basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 67.3%, or $88.3 million, for the three months ended March 31, 2006, compared to 61.3%, or $74.4 million, for the comparable 2005 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 32.7%, or $42.8 million, for the three months ended March 31, 2006, compared to 38.7%, or $47.0 million, for the comparable 2005 period.
The increase in the Americas’ revenue of $13.9 million, or 18.7%, for the three months ended March 31, 2006, compared to the same period in 2005, reflects a broad-based growth in client call volumes, including new and existing client programs, within our offshore operations, the United States and Canada and a $0.7 million revenue contribution from the KLA acquisition on March 1, 2005 in Canada. Revenues from new and existing client programs in our offshore operations represented 34.3% of consolidated revenues on 10,150 seats for the three months ended March 31, 2006, compared to 30.0% on 9,900 seats for the comparable 2005 period. The trend of generating more of our revenues from new and existing client programs in our offshore operations is

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
likely to continue in 2006. While operating margins generated offshore are generally comparable or higher than those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce and costs of functional currency fluctuations in offshore markets.
EMEA revenues decreased $4.2 million, or 8.9%, for the three months ended March 31, 2006, compared to the same period in 2005. EMEA revenues for the first quarter of 2006 experienced a $3.8 million decline as a result of the weakness in the Euro compared to the same period in 2005. Excluding this foreign currency impact, EMEA revenues would have decreased $0.4 million compared with the same period last year reflecting a decrease in call volumes. The persistent economic sluggishness in our key European markets continues to present a challenging environment characterized by competitive pricing and offshore alternatives.
Direct Salaries and Related Costs
Direct salaries and related costs increased $5.6 million, or 7.2%, to $83.0 million for the three months ended March 31, 2006, from $77.4 million in the comparable 2005 period. As a percentage of revenues, direct salaries and related costs decreased to 63.3% for the three months ended March 31, 2006, from 63.8% for the comparable 2005 period. This decrease was primarily attributable to lower telephone costs, auto tow claim costs and other miscellaneous direct costs partially offset by higher salary costs. Although the weakened Euro negatively impacted revenues, it positively impacted direct salaries and related costs for the three months ended March 31, 2006 by approximately $2.6 million compared to the same period in 2005.
General and Administrative
General and administrative expenses increased $1.1 million to $41.0 million for the three months ended March 31, 2006, from $39.9 million in the comparable 2005 period. As a percentage of revenues, general and administrative expenses decreased to 31.3% for the three months ended March 31, 2006 from 32.9% for the comparable 2005 period. This decrease was primarily attributable to lower depreciation and amortization expense, lease costs and equipment maintenance and legal and professional fees incurred, partially offset by higher compensation costs and telephone costs as compared to the same period of 2005. Although the weakening Euro negatively impacted revenues, it positively impacted general and administrative expenses for the three months ended March 31, 2006 by $1.1 million compared to the same period in 2005.
Net Loss (Gain) on Disposal of Property and Equipment
The net loss (gain) on disposal of property and equipment of zero for the three months ended March 31, 2006 compares to a $0.1 million net gain on disposal of property and equipment for the comparable 2005 period.
Impairment of Long-lived Assets
The $0.4 million impairment of long-lived assets for the three months ended March 31, 2006 related to an asset impairment charge in one of our underutilized European customer contact management centers. This impairment charge represented the amount by which the carrying value of the assets exceeded the estimated fair value of those assets which cannot be redeployed to other locations. There was no impairment charge in the same period in 2005.
Reversal of Restructuring and Other Charges
The $0.2 million reversal of restructuring and other charges for the three months ended March 31, 2005 primarily relates to the reversal of severance and other costs in one of our European customer contact centers. There was no reversal of restructuring and other charges for the three months ended March 31, 2006.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Interest Income
Interest income was $0.9 million for the three months ended March 31, 2006, compared to $0.5 million for the comparable 2005 period reflecting higher levels of average interest-bearing investments in cash and cash equivalents earning higher rates of interest income.
Interest (Expense)
Interest expense was $0.1 million for each of the three month periods ended March 31, 2006 and 2005.
Income (Loss) from Rental Operations, Net
Income from rental operations, net was $0.5 million for the three months ended March 31, 2006, compared to a loss of $0.1 million for the comparable 2005 period. The increase of $0.6 million was primarily related to higher rental income of $0.3 million from the leasing of two additional centers in the U.S. in the second and fourth quarters of 2005 and lower depreciation costs of $0.4 million, partially offset by higher taxes, insurance and maintenance costs of $0.1 million.
Other Income (Expense)
Other expense, net was $0.4 million for the three months ended March 31, 2006, compared to $0.3 million for the comparable 2005 period. The increase in other expense, net of $0.1 million was primarily attributable to an increase in foreign currency transaction gains, net of losses. Other income (expense) excludes the effects of cumulative translation effects included in Accumulated Other Comprehensive Loss in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.
Provision for Income Taxes
The provision for income taxes of $1.8 million for the three months ended March 31, 2006 was based upon pre-tax book income of $7.7 million, compared to the provision for income taxes of $1.4 million for the comparable 2005 period based upon pre-tax book income of $4.3 million. The effective tax rate was 23.0% for the three months ended March 31, 2006 and 31.6% for the comparable 2005 period. This decrease in the effective tax rate resulted from a shift in our mix of earnings and the effects of permanent differences, valuation allowances, foreign withholding taxes, state income taxes, and foreign income tax rate differentials (including tax holiday jurisdictions).
Net Income
As a result of the foregoing, we reported income from operations for the three months ended March 31, 2006 of $6.7 million, an increase of $2.3 million from the comparable 2005 period. This increase was principally attributable to a $9.7 million increase in revenues, offset by a $5.6 million increase in direct salaries and related costs, a $1.1 million increase in general and administrative expenses, a $0.1 million decrease in net gain on disposal of property and equipment, a $0.4 million increase in impairment of long-lived assets and a $0.2 million decrease in reversal of restructuring and other charges, as previously discussed. The $2.3 million increase in income from operations, a $0.4 million increase in interest income and a $0.6 million increase in income from rental operations, net and a $0.4 million higher tax provision resulted in net income of $5.9 million for the three months ended March 31, 2006, an increase of $2.9 million, compared to the same period in 2005.
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
On August 5, 2002, the Board of Directors authorized the Company to purchase up to three million shares of our outstanding common stock. A total of 1.6 million shares have been repurchased under this program since

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the three months ended March 31, 2006, we did not repurchase common shares under the 2002 repurchase program.
During the three months ended March 31, 2006, we generated $8.4 million in cash from operating activities and received $0.9 million in cash from issuance of stock and $0.2 million from excess tax benefits from stock-based compensation. Further, we used $4.1 million in funds for capital expenditures and $0.2 million in other investing activities resulting in a $6.3 million increase in available cash (including the favorable effects of international currency exchange rates on cash of $1.1 million).
Net cash flows provided by operating activities for the three months ended March 31, 2006 were $8.4 million, compared to $11.4 million for the comparable 2005 period. The $3.0 million decrease in net cash flows from operating activities was due to a $6.4 million net decrease in assets and liabilities offset by an increase in net income of $2.9 million and a net increase in non-cash reconciling items of $0.5 million such as depreciation expense, stock-based compensation and termination costs associated with exit activities. This $6.4 million net change was principally a result of a $3.3 million increase in receivables, a $0.2 million increase in other assets, $4.8 million decrease in other liabilities, offset by a $0.5 million increase in income taxes payable and a $1.4 million increase in deferred revenue.
Capital expenditures, which are generally funded by cash generated from operating activities and borrowings available under our credit facilities, were $4.1 million for the three months ended March 31, 2006, compared to $2.2 million for the comparable 2005 period, an increase of $1.9 million, which was driven primarily by offshore expansion. During the three months ended March 31, 2006, approximately 27% of the capital expenditures were the result of investing in new and existing customer contact management centers, primarily offshore, and 73% was expended primarily for maintenance and systems infrastructure. In 2006, we anticipate capital expenditures in the range of $14.0 million to $16.0 million.
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
The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at our option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 2.25%. In addition, a commitment fee of up to 0.50% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2008, are secured by a pledge of 65% of the stock of each of our active direct foreign subsidiaries. The Credit Facility prohibits us from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings in the first quarters of 2006 and 2005 and no outstanding balances as of March 31, 2006 and December 31, 2005 with $50.0 million availability on the Credit Facility. At March 31, 2006, we were in compliance with all loan requirements of the Credit Facility.
At March 31, 2006, we had $133.9 million in cash, of which approximately 76.1% or $ 101.9 million was held in international operations and may be subject to additional taxes if repatriated to the United States.
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

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Off-Balance Sheet Arrangements and Other
At March 31, 2006, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
From time to time, during the normal course of business, we may make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include, but are not limited to: (i) indemnities to clients, vendors and service providers pertaining to claims based on negligence or willful misconduct and (ii) indemnities involving breach of contract, the accuracy of representations and warranties, or other liabilities assumed by us in certain contracts. In addition, we have agreements whereby we will indemnify certain officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the applicable insurance coverage is generally adequate to cover any estimated potential liability under these indemnification agreements. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and other guarantees in the accompanying Condensed Consolidated Balance Sheets. In addition, we have some client contracts that do not contain contractual provisions for the limitation of liability, and other client contracts that contain agreed upon exceptions to limitation of liability. We have not recorded any liability in the accompanying Condensed Consolidated Balance Sheets with respect to any client contracts under which we have or may have unlimited liability.
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
We believe the following accounting policies are the most critical since these policies require significant judgment or involve complex estimations that are important to the portrayal of our financial condition and operating results:
•	We recognize revenue pursuant to applicable accounting standards, including SEC Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” SAB 104, “Revenue Recognition” and the Emerging Issues Task Force (“EITF”) No. 00-21, (EITF 00-21) “Revenue Arrangements with Multiple Deliverables.” SAB 101, as amended, and SAB 104 summarize certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provide guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. EITF 00-21 provides further guidance on how to account for multiple element contracts.

We recognize revenue from services as the services are performed under a fully executed contractual agreement and record estimated reductions to revenue for contractual penalties and holdbacks for failure to meet specified minimum service levels and other performance based contingencies. Royalty revenue is recognized when a contract has been fully executed, the product has been delivered or provided, the license fees or rights are fixed and determinable, the collection of the resulting receivable is probable and there are no other contingencies. Revisions to these estimates, which could result in adjustments to fixed price contracts and estimated losses, are recorded in the period when such adjustments or losses are known or can be reasonably estimated. Product sales are recognized upon shipment to the customer and satisfaction of all obligations.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
We recognize revenue from licenses of our software products and rights when the agreement has been executed, the product or right has been delivered or provided, collectibility is probable and the software license fees or rights are fixed and determinable. If any portion of the license fees or rights is subject to forfeiture, refund or other contractual contingencies, we defer revenue recognition until these contingencies have been resolved. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue. Deferred revenue included in current liabilities in the accompanying Condensed Consolidated Balance Sheets includes estimated penalties and holdbacks of approximately $1.8 million and $0.9 million as of March 31, 2006 and December 31, 2005, respectively, for failure to meet specified minimum service levels in certain contracts and other performance based contingencies.

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

•	We maintain allowances for doubtful accounts of $2.9 million as of March 31, 2006, or 3.3% of trade receivables, for estimated losses arising from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required which would reduce income from operations.

•	We reduce deferred tax assets by a valuation allowance if, based on the weight of available evidence for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized. The valuation allowance for a particular tax jurisdiction is allocated between current and noncurrent deferred tax assets for that jurisdiction on a pro-rata basis. Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, our estimate of future taxable income and any applicable tax-planning strategies. At December 31, 2005, management determined that a valuation allowance of approximately $28.8 million was necessary to reduce U.S. deferred tax assets by $9.9 million and foreign deferred tax assets by $18.9 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $17.9 million at December 31, 2005 is dependent upon future profitability within each tax jurisdiction. As of March 31, 2006, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax asset will be realized. (See Note 7 in the accompanying Condensed Consolidated Financial Statements).

•	We review long-lived assets, which had a carrying value of $78.1 million as of March 31, 2006, including goodwill, intangibles and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge or loss to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.
Recent Accounting Pronouncements
In March 2004, the EITF reached a consensus on Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment evaluations for securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step test to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB delayed the effective date of the recognition and measurement

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
provisions of EITF 03-1. However, the disclosure provisions were effective for fiscal years ending after June 15, 2004. In November 2005, the FASB issued final FASB Staff Position Nos. SFAS 115-1 and SFAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which superseded EITF 03-1 and provided similar guidance. We adopted the guidance in these standards on January 1, 2006. The impact of this adoption did not have a material impact on our financial condition, results of operations or cash flows.
In May 2005, the FASB issued SFAS No. 154 (SFAS 154), “Accounting Changes and Error Corrections,” which requires retrospective application to prior periods’ financial statements for changes in accounting principle and redefines the term “restatement” as the revising of previously issued financial statements to reflect the correction of an error. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. SFAS 154 is effective for accounting changes and corrections of errors made in the years beginning January 1, 2006.
In July 2005, the FASB issued an exposure draft of a proposed interpretation of SFAS No. 109, “Accounting for Income Taxes” entitled “Accounting for Uncertain Tax Positions”. The proposed interpretation stipulates that the benefit from a tax position should be recorded only when it is probable that the tax position will be sustained upon audit by taxing authorities, based solely on the technical merits of the tax position. The final issuance of this proposed interpretation, which may be subject to significant changes, is expected to be in the second quarter of 2006 and will be effective as of the beginning of the first annual period beginning after December 15, 2006. We are currently evaluating the impact of this proposed standard on our financial position, results of operations and cash flows.
In February 2006, the FASB issued SFAS No. 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 (SFAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We are currently evaluating the impact of this standard on our financial position, results of operations and cash flows.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2006
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
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
There were no realized or unrealized gains or losses related to these foreign currency contracts during the three months ended March 31, 2006 and 2005.
Our exposure to interest rate risk results from variable debt outstanding from time to time under our revolving credit facility. Based on our level of variable rate debt outstanding during the three months ended March 31, 2006, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would not have had a material impact on our annual interest expense.
At March 31, 2006, we had no debt outstanding at variable interest rates. We have not historically used derivative instruments to manage exposure to changes in interest rates.
Fluctuations in Quarterly Results
For the year ended December 31, 2005, quarterly revenues as a percentage of total consolidated annual revenues were approximately 26%, 25%, 25% and 24%, respectively, for each of the respective quarters of the year. We have experienced and anticipate that in the future we will continue to experience variations in quarterly revenues. The variations are due to the timing of new contracts and renewal of existing contracts, the timing of the expenses incurred to support new business, the timing and frequency of client spending for customer contact management services, non-U.S. currency fluctuations, and the seasonal pattern of customer contact management support and fulfillment services.
Item 4 – Controls and Procedures
As of March 31, 2006, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. We concluded that our disclosure controls and procedures were generally effective as of March 31, 2006, such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2006
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
Item 2 –Unregistered Sales of Equity Securities and Use of Proceeds
Below is a summary of stock repurchases for the quarter ended March 31, 2006 (in thousands, except average price per share). See Note 8, Earnings Per Share, to the Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

				Maximum
			Total Number of	Number Of
			Shares Purchased	Shares That May
		Average	as Part of	Yet Be
	Total Number	Price	Publicly	Purchased
	of Shares	Paid Per	Announced Plans	Under Plans or
Period	Purchased (1)	Share	or Programs	Programs
January 1, 2006 – January 31, 2006	—	—	1,644	1,356
February 1, 2006 – February 28, 2006	—	—	1,644	1,356
March 1, 2006– March 31, 2006	—	—	1,644	1,356

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3 million with no expiration date.
Item 6 – Exhibits
Exhibits
The following documents are filed as an exhibit to this Report:
15	Awareness letter.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2006
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: May 10, 2006	By:	/s/ W. Michael Kipphut

W. Michael Kipphut
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2006
EXHIBIT INDEX

Exhibit
Number
15	Awareness letter.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.