Form 10-Q
period 2006-06-30
SYKES ENTERPRISES INC
filed 2006-08-08
CIK 1010612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File No.    0-28274
Sykes Enterprises, Incorporated
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	56-1383460 (IRS Employer Identification No.)

400 North Ashley Drive, Tampa, FL (Address of principal executive offices)	33602 (Zip Code)
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
Large accelerated filer   Accelerated filer ☑   Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of July 21, 2006, there were 40,222,613 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$146,573	$127,612
Receivables, net	98,482	88,213
Prepaid expenses and other current assets	14,468	10,601
Assets held for sale	7,404	—

Total current assets	266,927	226,426

Property and equipment, net	60,433	72,261
Goodwill, net	6,028	5,918
Intangibles, net	2,000	2,112
Deferred charges and other assets	29,527	24,468

	$364,915	$331,185

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$17,082	$12,990
Accrued employee compensation and benefits	34,417	31,777
Deferred revenue	29,269	25,172
Deferred grants related to assets held for sale	6,514	—
Income taxes payable	1,338	2,220
Other accrued expenses and current liabilities	8,526	10,274

Total current liabilities	97,146	82,433

Deferred grants	10,816	18,107
Other long-term liabilities	4,246	4,555

Total liabilities	112,208	105,095

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 44,592 and 44,009 shares issued	446	440
Additional paid-in capital	169,009	165,674
Retained earnings	133,405	115,735
Accumulated other comprehensive income (loss)	1,775	(3,435)

	304,635	278,414
Deferred stock compensation	—	(355)
Treasury stock at cost: 4,703 shares and 4,712 shares	(51,928)	(51,969)

Total shareholders’ equity	252,707	226,090

	$364,915	$331,185

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share data)	2006	2005	2006	2005
Revenues	$135,221	$122,194	$266,308	$243,566

Operating expenses:
Direct salaries and related costs	86,378	76,026	169,394	153,455
General and administrative	42,333	41,369	83,328	81,259
Net loss (gain) on disposal of property and equipment	5	(1,627)	14	(1,696)
Impairment of long-lived assets	—	—	382	—
Reversal of restructuring and other charges	—	(56)	—	(314)

Total operating expenses	128,716	115,712	253,118	232,704

Income from operations	6,505	6,482	13,190	10,862

Other income (expense):
Interest income	2,855	496	3,776	946
Interest expense	(183)	(385)	(276)	(459)
Income from rental operations, net	444	114	954	10
Other income (expense)	154	704	(208)	386

Total other income (expense)	3,270	929	4,246	883

Income before (benefit) provision for income taxes	9,775	7,411	17,436	11,745
(Benefit) provision for income taxes	(1,996)	2,434	(234)	3,803

Net income	$11,771	$4,977	$17,670	$7,942

Net income per share:
Basic	$0.30	$0.13	$0.45	$0.20

Diluted	$0.29	$0.13	$0.44	$0.20

Weighted average shares:
Basic	39,900	39,289	39,679	39,242

Diluted	40,251	39,445	40,044	39,393

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Six Months Ended June 30, 2005, Six Months Ended December 31, 2005 and
Six Months Ended June 30, 2006
(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Deferred
	Shares		Paid-in	Retained	Comprehensive	Stock	Treasury
(In thousands)	Issued	Amount	Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Balance at January 1, 2005	43,832	$438	$163,885	$92,327	$4,871	$—	$(51,486)	$210,035

Issuance of common stock	89	1	306	—	—	—	—	307
Deferred stock compensation for the issuance of restricted common stock units	—	—	854	—	—	(854)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	313	—	313
Comprehensive income (loss)	—	—	—	7,942	(9,292)	—	—	(1,350)

Balance at June 30, 2005	43,921	439	165,045	100,269	(4,421)	(541)	(51,486)	209,305

Issuance of common stock	77	1	530	—	—	—	—	531
Deferred stock compensation for the issuance of restricted common stock units	—	—	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	186	—	186
Issuance of common stock under Deferred Compensation Plan and held in rabbi trust	11	—	99	—	—	—	(483)	(384)
Comprehensive income	—	—	—	15,466	986	—	—	16,452

Balance at December 31, 2005	44,009	440	165,674	115,735	(3,435)	(355)	(51,969)	226,090
Reclassification of deferred stock compensation balance upon adoption of SFAS 123R	—	—	(355)	—	—	355	—	—
Issuance of common stock	278	3	1,675	—	—	—	—	1,678
Stock-based compensation expense	—	—	1,103	—	—	—	—	1,103
Excess tax benefit from stock- based compensation	—	—	656	—	—	—	—	656
Issuance of common stock under Deferred Compensation Plan and held in rabbi trust, net of settlements	1	—	70	—	—	—	41	111
Issuance of restricted common stock	290	3	(3)	—	—	—	—	—
Issuance of common stock to Board of Directors previously deferred under the 1996 Non-employee Director Fee Plan	14	—	47	—	—	—	—	47
Modification of Deferred Compensation Plan	—	—	142	—	—	—	—	142
Comprehensive income	—	—	—	17,670	5,210	—	—	22,880

Balance at June 30, 2006	44,592	$446	$169,009	$133,405	$1,775	$—	$(51,928)	$252,707

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2006 and 2005
(Unaudited)

(in thousands)	2006	2005
Cash flows from operating activities:
Net income	$17,670	$7,942
Depreciation and amortization	11,878	13,290
Stock compensation expense	1,103	313
Deferred income tax benefit	(2,135)	—
Net loss (gain) on disposal of property and equipment	14	(1,696)
Termination costs associated with exit activities	789	186
Foreign exchange gain on liquidation of foreign entities	(94)	(365)
Reversal of restructuring and other charges	—	(314)
Impairment of long-lived assets	382	—
Bad debt expense (reversals)	(115)	60
Unrealized gain on investments held in rabbi trust	(16)	—
Changes in assets and liabilities:
Receivables	(5,249)	4,103
Prepaid expenses and other current assets	(2,688)	(1,006)
Deferred charges and other assets	(3,254)	(2,595)
Accounts payable	3,926	2,344
Income taxes receivable/payable	(2,964)	(1,255)
Accrued employee compensation and benefits	168	(364)
Other accrued expenses and current liabilities	(2,040)	3,238
Deferred revenue	2,900	2,388
Other long-term liabilities	479	1

Net cash provided by operating activities	20,754	26,270

Cash flows from investing activities:
Capital expenditures	(7,801)	(5,653)
Cash paid for acquisition of Kelly, Luttmer & Assoc. Ltd, net of cash acquired	—	(3,246)
Proceeds from sale of property and equipment	105	2,486
Other	(254)	—

Net cash used for investing activities	(7,950)	(6,413)

Cash flows from financing activities:
Payments of long-term debt	—	(77)
Proceeds from issuance of stock	1,678	307
Excess tax benefit from stock-based compensation	656	—

Net cash provided by financing activities	2,334	230

Effects of exchange rates on cash	3,823	(4,841)

Net increase in cash and cash equivalents	18,961	15,246
Cash and cash equivalents — beginning	127,612	93,868

Cash and cash equivalents — ending	$146,573	$109,114

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$191	$343
Cash paid during period for income taxes	$4,667	$5,143
See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2006 and 2005
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
Note 1 – Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (“SEC”).
Stock-Based Compensation – The Company has three stock-based compensation plans: the 2001 Equity Incentive Plan (for employees and certain non-employees), the 2004 Non-Employee Director Fee Plan (for non-employee directors), both approved by the shareholders, and the Deferred Compensation Plan (for certain eligible employees), which are discussed more fully in Note 12. Stock-based awards under these plans may consist of common stock, common stock units, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Company issues common stock to satisfy stock option exercises or vesting of stock awards.
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, (SFAS 123R), “Share-Based Payment”, for its stock-based compensation plans. In conjunction with the adoption of SFAS 123R on January 1, 2006 the Company also adopted the following: Staff Accounting Bulletin (SAB) 107, “Share-Based Payments”, which provides guidance on valuation methods available and other matters; Financial Accounting Standards Board (FASB) Staff Position No. 123 R-2 (SFAS 123R-2), “Practical Accommodation to the Application of Grant Date as Defined in SFAS 123R,” which provides guidance on the application of grant date; and FASB Staff Position SFAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share Based Payment Awards,” which provides for an elective alternative transition method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123R. The Company elected to use the alternative transition method in conjunction with the adoption of SFAS 123R. The adoption of SFAS 123R did not have a material effect on the Company’s income before provision for income taxes, net income, cash flows and basic and diluted earnings per share for the three and six months ended June 30, 2006.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2006 and 2005
(Unaudited)
Note 1 – Basis of Presentation and Summary of Significant Accounting Policies –(continued)
Stock-Based Compensation – (continued)
SFAS 123R requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. The standard requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period, while compensation expense for liability-based awards (those usually settled in cash rather than stock) be measured to fair-value at each balance sheet date until the award is settled. Under SFAS 123R, the pro forma disclosures previously permitted are no longer an alternative to financial statement recognition. The Company elected to use the modified prospective method which requires the Company to record compensation expense for the non-vested portion of previously issued awards that remain outstanding at the initial date of adoption of SFAS 123R and to record compensation expense for any awards issued or modified after January 1, 2006. Results for prior periods have not been restated. Upon adoption of SFAS 123R, the deferred stock compensation balance of $0.4 million as of January 1, 2006 was reclassified to additional paid-in capital in the accompanying Condensed Consolidated Statement of Changes in Shareholders’ Equity. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow and a corresponding reduction in operating cash flows, rather than as an operating cash flow as previously required. Accordingly, the excess tax benefit of $0.7 million for the six months ended June 30, 2006 was classified as a financing cash flow and a corresponding reduction in operating cash flows in the accompanying Condensed Consolidated Statement of Cash Flows.
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
Six months ended June 30, 2006 and 2005
(Unaudited)
Note 1 – Basis of Presentation and Summary of Significant Accounting Policies – (continued)
Stock-Based Compensation – (continued)
recognized over the requisite service periods based on the fair value of the Company’s stock on the date of grant, which is the same under APB 25 and SFAS 123R.
The following table presents the impact on net income and net income per share as if the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by SFAS 123 prior to the adoption of SFAS 123R:

	Three Months Ended	Six Months Ended
(In thousands except per share amounts)	June 30, 2005	June 30, 2005
Net Income:
Net income as reported	$4,977	$7,942
Add: Stock-based compensation included in reported net income, net of tax	313	313

Deduct: Stock-based compensation under the fair value method, net of tax	(336)	(803)

Pro forma net income	$4,954	$7,452

Net Income Per Share:
Basic, as reported	$0.13	$0.20
Basic, pro forma	$0.13	$0.19

Diluted, as reported	$0.13	$0.20
Diluted, pro forma	$0.13	$0.19
The Company has not issued any stock options since January 1, 2004. For options issued before this date, the Company used the Black-Scholes option pricing model to estimate the fair value of each stock option at the date of grant using various assumptions.
Investments Held in Rabbi Trust —Securities held in a rabbi trust for a supplemental nonqualified executive retirement program, as more fully described under “Deferred Compensation Plan” in Note 12, Stock-Based Compensation Plans, include the fair market value of investments in various mutual funds and shares of the Company’s common stock. The fair market value of these investments is determined by quoted market prices and is adjusted to the current market price at the end of each reporting period. The investments held in mutual funds, classified as trading securities, had a fair market value of approximately $0.8 million and $0.7 million at June 30, 2006 and December 31, 2005 and are included in “Prepaid expenses and other current assets” and “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets, respectively. These investments were comprised of 76% equity securities and 24% debt securities at June 30, 2006 and 55% equity securities and 45% debt securities at December 31, 2005. During the three and six months ended June 30, 2006, the Company recorded less than $0.1 million in unrealized gains from holding these investments which is included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations (none in the comparable 2005 period.)
The investments held in the Company’s common stock had a carrying value of approximately $0.4 million and $0.5 million at June 30, 2006 and December 31, 2005, respectively, and are included in “Treasury Stock” in the accompanying Condensed Consolidated Balance Sheets. During the six months ended June 30, 2006, the

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2006 and 2005
(Unaudited)
Note 1 – Basis of Presentation and Summary of Significant Accounting Policies – (continued)
Investments Held in Rabbi Trust – (continued)
Company recorded approximately $0.1 million in compensation expense associated with these investments, which is included in “General and administrative” in the accompanying Condensed Consolidated Statements of Operations (none in the comparable 2005 period.)
Property and Equipment — The carrying value of property and equipment, including leased assets, to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. During the three months ended March 31, 2006, based on the Company’s evaluation for impairment, the Company recorded a $0.4 million impairment charge for property and equipment in one of its underutilized European customer contact management centers. This impairment charge represented the amount by which the carrying value of the assets exceeded the estimated fair value of those assets which cannot be redeployed to other locations. Except as noted above, the Company determined that its property and equipment, including the idle facility in Perry County, Kentucky, were not impaired as of June 30, 2006.
The Company leases the land, building and contents of four former U.S. customer contact management centers to unrelated third parties. In June 2006, the Company signed an agreement to sell the four leased properties at a gain. The sale is anticipated to close in September 2006; however, the purchaser has a unilateral right to terminate the agreement before that time. At June 30, 2006, the assets were reclassified from “Property and equipment, net” to “Assets held for sale” and the Company discontinued depreciating these assets and amortizing the related deferred grants. As of June 30, 2006 and December 31, 2005, the leased properties (classified as “Assets held for sale” at June 30, 2006 and “Property and equipment, net” at December 31, 2005) consist of the following (in thousands):

	June 30,	December 31,
	2006	2005

Building and improvements	$10,460	$10,460
Equipment, furniture and fixtures	6,305	6,875

	16,765	17,335
Less accumulated depreciation	(9,361)	(9,678)

	$7,404	$7,657

Related to these assets held for sale are deferred grants of $6.5 million as of June 30, 2006 which are shown in current liabilities in the accompanying Condensed Consolidated Balance Sheet at June 30, 2006.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2006 and 2005
(Unaudited)
Note 1 – Basis of Presentation and Summary of Significant Accounting Policies – (continued)
Property and Equipment – (continued)
Future minimum rental payments, including penalties for failure to renew, to be received on non-cancelable operating leases absent the sale of the leased properties, are contractually due as follows as of June 30, 2006 (in thousands):

Amount
2006	$1,105
2007	2,291
2008	1,932
2009	567
2010	448
Thereafter	—

$6,343

Foreign Currency Translation - The assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is other than the U.S. Dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income, but is included in Accumulated Other Comprehensive Income (Loss), which is reflected as a separate component of shareholders’ equity until the sale or until the complete or substantially complete liquidation of the net investment in the foreign subsidiary. Foreign currency transactional gains and losses are included in other income (expense) in the accompanying Condensed Consolidated Statements of Operations.
Foreign Currency and Derivative Instruments — Periodically, the Company enters into foreign currency contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities denominated in a foreign currency. These contracts require the Company to exchange currencies in the future at rates agreed upon at the contract’s inception. The contracts entered into by the Company have been primarily related to the Euro. A foreign currency contract acts as an economic hedge as the gains and losses on these contracts typically offset or partially offset gains and losses on the assets, liabilities, and transactions being hedged. The Company does not designate its foreign currency contracts as accounting hedges and does not hold or issue financial instruments for speculative or trading purposes. Foreign currency contracts are accounted for on a mark-to-market basis, with unrealized gains or losses recognized as a component of other income (expense). There were no realized and unrealized gains or losses related to these contracts for the three and six months ended June 30, 2006 and 2005.
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
Six months ended June 30, 2006 and 2005
(Unaudited)
Note 1 – Basis of Presentation and Summary of Significant Accounting Policies – (continued)
Recent Accounting Pronouncements – (continued)
In May 2005, the FASB issued SFAS No. 154 (SFAS 154), “Accounting Changes and Error Corrections,” which requires retrospective application to prior periods’ financial statements for changes in accounting principle and redefines the term “restatement” as the revising of previously issued financial statements to reflect the correction of an error. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. SFAS 154 is effective for accounting changes and corrections of errors made in the years beginning after December 31, 2005.
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
In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6 (FIN 46(R)-6), “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning the first day of the first reporting period after June 15, 2006. FIN 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of FIN 46(R)-6 is not expected to have a material impact on the financial condition, results of operations or cash flows of the Company.
In July 2006, the FASB issued FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on the Condensed Consolidated Financial Statements.
Note 2 – Acquisition
On July 3, 2006, the Company completed the acquisition of all the outstanding shares of capital stock Centro Interacción Multimedia, S.A. (“Apex”), an established customer contact management solutions and services provider headquartered in the City of Cordoba, Argentina. Apex serves clients in Argentina, Mexico and the United States. The Company will report Apex in its Americas’ segment. Client programs range from in-bound customer care and help-desk/technical support to out-bound sales and cross selling within the business-to-consumer and certain business-to-business segments for Internet Service Providers, wireless carriers and credit card companies. The Company acquired these operations in an effort to broaden its operations in a growing market in the communications and financial services verticals. The purchase price for the shares was $27.4 million less $0.4 million, representing APEX’s obligations on certain of its capital leases as of the closing date, for a net purchase price of $27.0 million, eighty percent of which ($21.6 million) was paid in cash from offshore operations and twenty percent of which ($5.4 million) was paid by the delivery of 330,992 shares of the common stock of the Company, valued at $16.324 per share, which was the average of the closing sales prices of the common stock for the five trading days of June 26 through June 30, 2006. Of the net purchase price of $27.0 million, $5.0 million was paid to an escrow account (eighty percent in cash and twenty percent in common stock) to secure the Sellers’

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2006 and 2005
(Unaudited)
Note 2 – Acquisition – (continued)
indemnification obligations and to provide for a holdback of the purchase price until amounts billed by Apex to a major client reach established targets. Based on a preliminary third-party valuation, the net purchase price of $27.0 million less the $5.0 million contingent purchase price held in escrow plus estimated direct acquisition costs of $0.5 million, or $22.5 million, is expected to result in a purchase price allocation to net assets of $3.9 million, to purchased intangible assets of $7.4 million (primarily customer relationships, existing technologies and covenants not to compete) and to goodwill of $11.2 million. The purchased intangible assets (other than goodwill) are amortized over a period of two to six years.
On July 3, 2006, after the acquisition of Apex was completed, the Company contributed additional capital of $1.3 million to Apex for working capital support and general corporate purposes.
The following unaudited pro forma data summarizes the combined results of Sykes Enterprises, Incorporated and Apex for all periods presented as if the combination had been consummated on January 1, 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$142,587	$129,379	$280,365	$252,119

Income before (benefit) provision for income taxes	$10,998	$8,364	$20,121	$12,887

Net income	$12,564	$5,593	$19,411	$8,680

Net income per diluted share	$0.31	$0.14	$0.48	$0.22
Estimated future amortization expense for the five succeeding years excluding the effects of the contingent purchase price held in escrow is as follows (in thousands):

Year Ending December 31,	Amount
2006 (remaining six months)	$678
2007	$1,355
2008	$1,305
2009	$1,228
2010	$1,200
Note 3 – Intangibles, Net
In connection with a March, 2005 acquisition in Canada, the Company recorded identifiable intangible assets with definite lives, primarily customer relationships, existing technologies and covenants not to compete, that are being amortized using the straight-line method over their estimated period of benefit, generally ranging from two to fifteen years. Amortization expense was $0.1 million and $0.2 million during the three and six months ended June 30, 2006 and $0.1 million and $0.1 million during the comparable 2005 periods, respectively.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2006 and 2005
(Unaudited)
Note 3 – Intangibles, Net – (continued)
The following table presents the purchased intangibles at June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005
Gross Carrying Amount	$2,534	$2,432
Accumulated Amortization	(534)	(320)

Net Carrying Amount	$2,000	$2,112

Estimated future amortization expense for the five succeeding years, excluding estimates for the Apex acquisition discussed in Note 2, is as follows (in thousands):

Year Ending December 31,	Amount
2006 (remaining six months)	$200
2007	$269
2008	$135
2009	$131
2010	$131
Note 4 – Deferred Revenue
The components of deferred revenue consist of the following (in thousands):

	June 30,	December 31, 2005
	2006	2005
Future service	$26,873	$24,247
Penalties and holdbacks	2,396	925

	$29,269	$25,172

Note 5 – Accumulated Other Comprehensive Income (Loss)
The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes rules for the reporting of comprehensive income (loss) and its components.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2006 and 2005
(Unaudited)
Note 5 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) include foreign currency translation adjustments as follows (in thousands):

Accumulated
Other
Comprehensive
Income (Loss)
Balance at January 1, 2005	$4,871
Foreign currency translation adjustment	(8,540)
Less: foreign currency translation loss included in net income (no tax effect)	234

Balance at December 31, 2005	(3,435)
Foreign currency translation adjustment	5,210

Balance at June 30, 2006	$1,775

Earnings associated with the Company’s investments in its international subsidiaries are considered to be permanently invested and no provision for United States federal and state income taxes on those earnings or translation adjustments has been provided.
Note 6 – Termination Costs Associated with Exit Activities
On November 3, 2005, the Company committed to a plan (the “Plan”) to reduce its workforce by approximately 200 people in one of its European customer contact management centers in Germany in response to the October 2005 contractual expiration of a technology client program, which previously had generated annual revenues of approximately $12.0 million. The Company expects to complete the Plan by the end of the third quarter of 2006. The Company estimates it will incur total charges related to the Plan of approximately $1.6 million to $1.9 million, an increase of $0.3 million from December 31, 2005. These charges include approximately $1.3 million to $1.5 million for severance and related costs and $0.1 million to $0.2 million for other exit costs. Additionally, upon completion of the Plan, the Company will cease using certain property and equipment estimated at $0.2 million, and has depreciated these assets over the shortened useful life, which approximates eight months. As a result, the Company recorded additional depreciation of approximately $0.2 million during the six months ended June 30, 2006. Termination costs of $0.8 million are included in “Direct salaries and related costs” in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2006. Cash payments related to termination costs made under the Plan totaled $0.6 million for the six months ended June 30, 2006. Termination costs to date approximate $1.3 million as of June 30, 2006 with cash payments to date of $0.6 million.
On January 19, 2005, the Company announced to its workforce that, as part of its continued efforts to optimize assets and improve operating performance, it would migrate the call volumes of the customer contact management services and related operations from its Bangalore, India facility, a component of the Company’s Americas segment, to other offshore facilities. Before the plan of migration, the Company’s Bangalore facility generated approximately $0.9 million in revenue in the first quarter of 2005, the last full quarter of operations. The Company substantially completed the plan of migration, including the redeployment of site infrastructure and the recruiting, training and ramping-up of agents associated with the migration of Bangalore call volumes to other offshore facilities, in the second quarter of 2005. In connection with this migration, the Company terminated 413 employees and accrued over their remaining service period, an estimated liability for termination costs of $0.2 million based on the fair value as of the termination date, in accordance SFAS No. 146, “Accounting for Costs associated with Exit or Disposal Activities.” These termination costs are included in “Direct salaries and related costs” in the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2005, respectively. Cash payments related to these termination costs totaled $0.1 million and $0.2 million during the three and six months ended June 30, 2005, respectively.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2006 and 2005
(Unaudited)
Note 7 – Restructuring and Other Charges
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
The following tables summarize the 2002 plan accrued liability for restructuring and other charges and related activity in 2005 (in thousands) (no activity in 2006):

	Balance at		Other	Balance at
	April 1,	Cash	Non-Cash	June 30,
Three Months ended June 30, 2005:	2005	Outlays	Changes (1)	2005

Severance and related costs	$75	$—	$(41)	$34
Other restructuring costs	41	—	(15)	26

Total	$116	$—	$(56)	$60

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	June 30,
Six Months ended June 30, 2005:	2005	Outlays	Changes (1)	2005

Severance and related costs	$106	$—	$(72)	$34
Other restructuring costs	285	(17)	(242)	26

Total	$391	$(17)	$(314)	$60

(1)	During 2005, the Company reversed severance and related costs and certain other closing costs associated primarily with the closure of certain European customer contact management centers.
2000 Charges
The Company recorded restructuring and other charges during the second and fourth quarters of 2000 approximating $30.5 million. The second quarter 2000 restructuring and other charges approximating $9.6 million resulted from the Company’s consolidation of several European and one U.S. fulfillment center and the closing or consolidation of six technical staffing offices. Included in the second quarter 2000 restructuring and other charges was a $3.5 million lease termination payment to the Company’s former chairman (and largest shareholder) related to the termination of a ten-year operating lease agreement for the use of his private jet. As a result of the second quarter 2000 restructuring, the Company reduced the number of employees by 157 during 2000 and satisfied the remaining lease

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2006 and 2005
(Unaudited)
Note 7 – Restructuring and Other Charges –(continued)
2000 Charges – (continued)
obligations related to the closed facilities during 2001.
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

Note 8 – Borrowings
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
The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at the Company’s option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 2.25%. In addition, a commitment fee of up to 0.50% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2008, are secured by a pledge of 65% of the stock of each of the Company’s active direct foreign subsidiaries. The Credit Facility prohibits the Company from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings during the three and six months ended June 30, 2006 and no outstanding balances as of June 30, 2006 with $50.0 million availability on the Credit Facility.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2006 and 2005
(Unaudited)
Note 9 – Income Taxes
The Company’s effective tax rate was (1.3)% and 32.4% for the six months ended June 30, 2006 and 2005, respectively. The 33.7% decrease in the effective tax rate was primarily due to tax benefits of approximately $3.0 million resulting from the Canadian tax appeals settlement, additional income earned in tax holiday jurisdictions and year-to-date losses in jurisdications for which current tax benefits can be recognized; accompanied by the shift in the mix of earnings within tax jurisdictions and the effects of permanent differences, valuation allowances, foreign withholdings and other taxes, state income taxes and foreign income tax rate differentials. The difference in the Company’s effective tax rate of (1.3)% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to tax benefits of approximately $3.0 million resulting from the Canadian tax appeals settlement and additional income earned in tax holiday jurisdictions; accompanied by the effects of requisite valuation allowances, permanent differences, foreign withholding and other taxes, state income taxes and foreign income tax rate differentials.
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
The Company is currently under examination in the U.S. by several states for sales and use taxes and franchise taxes for periods covering 1999 through 2003. The U.S. Internal Revenue Service completed audits of the Company’s U.S. tax returns for tax years through July 31, 1999 and is currently auditing the tax years ended July 31, 2002, July 31, 2003 and December 31, 2003. Certain German subsidiaries of the Company are under examination by the German tax authorities for periods covering 1997 through 2003. Additionally, certain Canadian subsidiaries are under examination by Canadian tax authorities for tax years 1999 through 2003, a Philippine subsidiary is being audited by the Philippine tax authorities for tax years 2003 and 2004, and India’s tax authorities have initiated inquiries with respect to the Company’s operations in India for tax years ended in 2004 and 2005.
As of June 30, 2006 and December 31, 2005, the Company had a contingent income tax liability of $2.4 million and $3.2 million, respectively, consisting of amounts for subsidiaries located in both the Americas and EMEA segments that is included in “Income taxes payable” in the accompanying Condensed Consolidated Balance Sheets. The net decrease of $0.8 million was primarily due to tax benefits resulting from the Canadian tax appeals settlement for tax years 1993 through 1998, partially offset by federal and provincial determinations made by the Canadian tax authorities in the tax examinations for tax years 1999 through 2003. The amount of the contingent liability is based on an estimate of the probable liability in accordance with SFAS 5 “Accounting for Contingencies”, using available evidence, including detailed analyses of the potential income tax issues, income tax assessments and notices of disallowance, consultation with independent outside tax and legal advisors and the Company’s historical experience in settling similar issues without additional income tax liability. Management believes that the $2.4 million contingent income tax liability, a net decrease of $0.8 million from December 31, 2005, is the probable amount that will be paid upon settlement of the related tax audits based on current available evidence and issues and does not believe there would be a material impact on liquidity beyond what has been provided for in “Income taxes payable.”
Note 10 – Earnings Per Share
Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options, common stock units and shares held in a rabbi trust using the treasury stock method. Options to purchase 0.4 million shares and 0.3 million shares of common stock at various prices for the three and six month periods ended June 30, 2006 and 1.4 million shares and 1.8 million shares of common stock for the comparable 2005 periods were antidilutive and were excluded from the calculation of diluted earnings per share.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2006 and 2005
(Unaudited)
Note 10 – Earnings Per Share – (continued)
The numbers of shares used in the earnings per share computations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Basic:
Weighted average common shares outstanding	39,900	39,289	39,679	39,242
Diluted:
Dilutive effect of stock options, stock appreciation rights and common stock units	351	156	365	151

Total weighted average diluted shares outstanding	40,251	39,445	40,044	39,393

On August 5, 2002, the Company’s Board of Directors authorized the Company to purchase up to three million shares of its outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the six months ended June 30, 2006, the Company made no purchases under the 2002 repurchase program.
Note 11 – Segments and Geographic Information
The Company operates within two regions, the “Americas” and “EMEA” which represented 67.3% and 32.7%, respectively, of the Company’s consolidated revenues for the three months ended June 30, 2006 and 67.3% and 32.7%, respectively, of the Company’s consolidated revenues for the six months ended June 30, 2006. In the comparable 2005 periods, the Americas and EMEA regions represented 63.3% and 36.7%, respectively, of the Company’s consolidated revenues for the three months ended June 30, 2005 and 62.3% and 37.7%, respectively, of the Company’s consolidated revenues for the six months ended June 30, 2005. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The Company aligns its business into two segments to effectively manage the business and support the customer care needs of every client and to respond to the demand of the Company’s global customers.
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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2006 and 2005
(Unaudited)
Note 11 – Segments and Geographic Information – (continued)
Information about the Company’s reportable segments for the three and six months ended June 30, 2006 compared to the corresponding prior year periods, is as follows (in thousands):

				Consolidated
	Americas	EMEA	Other (1)	Total

Three Months Ended June 30, 2006:
Revenues	$90,937	$44,284		$135,221
Depreciation and amortization	$4,663	$1,151		$5,814

Income (loss) from operations	$13,324	$1,298	$(8,117)	$6,505
Other income			3,270	3,270
Benefit for income taxes			1,996	1,996

Net income				$11,771

Three Months Ended June 30, 2005:
Revenues	$77,306	$44,888		$122,194
Depreciation and amortization	$4,768	$1,457		$6,225

Income (loss) from operations before reversal of restructuring and other charges	$12,723	$1,625	$(7,922)	$6,426
Reversal of restructuring and other charges			56	56

Income from operations				6,482
Other income			929	929
Provision for income taxes			(2,434)	(2,434)

Net income				$4,977

Six Months Ended June 30, 2006:
Revenues	$179,209	$87,099		$266,308
Depreciation and amortization	$9,525	$2,353		$11,878

Income (loss) from operations before impairment of long-lived assets	$27,176	$2,374	$(15,978)	$13,572
Impairment of long-lived assets			(382)	(382)

Income from operations				13,190
Other income			4,246	4,246
Benefit for income taxes			234	234

Net income				$17,670

Six Months Ended June 30, 2005:
Revenues	$151,670	$91,896		$243,566
Depreciation and amortization	$10,179	$3,111		$13,290

Income (loss) from operations before reversal of restructuring and other charges	$22,223	$3,635	$(15,310)	$10,548
Reversal of restructuring and other charges			314	314

Income from operations				10,862
Other income			883	883
Provision for income taxes			(3,803)	(3,803)

Net income				$7,942

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2006 and 2005
(Unaudited)
Note 11 – Segments and Geographic Information – (continued)
(1) Other items (including corporate costs, restructuring and impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three and six months ended June 30, 2006 and 2005. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2005. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.
During the three and six months ended June 30, 2006 and 2005, the Company had no clients that exceeded ten percent of consolidated revenues.
Note 12 – Stock-Based Compensation
A detailed description of each of the Company’s stock-based compensation plans is provided below, including the 2001 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. Stock-based compensation expense related to these plans, which is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations, was $0.7 million and $1.1 million for the three and six months ended June 30, 2006. The costs for the comparable 2005 periods was $0.3 million and $0.3 million. The related income tax benefits recognized in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 was $0.2 million and $0.4 million, respectively. In addition, the Company realized the benefit of tax deductions in excess of recognized tax benefits of $0.5 million and $0.7 million from the exercise of stock options in the three and six months ended June 30, 2006, respectively. There were no capitalized stock-based compensation costs at June 30, 2006.
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
Stock Options — Options are granted at fair market value on the date of the grant and generally vest over one to four years. All options granted under the Plan expire if not exercised by the tenth anniversary of their grant date. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions. The fair value of the stock option awards is expensed on a straight-line basis over the vesting period of the award. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Exercises and forfeitures are estimated within the valuation model using employee termination and other historical data. The expected term of the stock option awards granted is derived from historical exercise experience under the Plan and represents the period of time that stock option awards granted are expected to be outstanding. No stock options were granted during the six months ended June 30, 2006 and 2005.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2006 and 2005
(Unaudited)
Note 12 – Stock-Based Compensation (continued)
Stock Options — (continued)
The following table summarizes stock option activity under the Plan as of June 30, 2006, and changes during the six months then ended:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
Stock Options	(000s)	Price	(in years)	(000s)

Outstanding at January 1, 2006	1,213	$10.03
Granted	—	—
Exercised	(233)	7.20
Forfeited or expired	(15)	11.32

Outstanding at June 30, 2006	965	$10.69	4.75	$—

Vested or expected to vest at June 30, 2006	921	$10.94	4.66	$—

Exercisable at June 30, 2006	921	$10.94	4.66	$—

There is no intrinsic value for options exercised during the three and six months ended June 30, 2006 and 2005 since the exercise price of the options is the same as the market price of the underlying stock on the date of grant.
The following table summarizes the status of nonvested stock options under the Plan as of June 30, 2006, and changes during the six months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Stock Options	(In thousands)	Fair Value

Nonvested at January 1, 2006	93	$7.63
Granted	—	$—
Vested	(49)	$9.61
Forfeited	—	$—

Nonvested at June 30, 2006	44	$5.40

As of June 30, 2006, there was $30 thousand of total unrecognized compensation cost related to the nonvested stock options granted under the Plan (the effect of estimated forfeitures is not material.) This cost is expected to be recognized over a weighted-average period of six months. The total fair value of stock options vested during the six months ended June 30, 2006 and 2005, was $0.3 million and $0.2 million, respectively.
Cash received from stock options exercised under all stock-based compensation plans for the six months ended June 30, 2006 and 2005, was $1.7 million and $0.3 million, respectively. The actual tax benefit realized for the tax deductions from these stock option exercises totaled $0.7 million for the six months ended June 30, 2006 (not material in the comparable 2005 period.)
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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2006 and 2005
(Unaudited)
Note 12 – Stock-Based Compensation (continued)
Stock Appreciation Rights — (continued)
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
The following table summarizes the assumptions used to estimate the fair value of SARs granted during the six months ended June 30, 2006 (no SARs were granted in the comparable 2005 period):

Six Months
Ended June 30,
2006
Expected volatility	61%
Weighted-average volatility	61%
Expected dividends	—
Expected term (in years)	3.8
Risk-free rate	4.8%
The following table summarizes SARs activity under the Plan as of June 30, 2006, and changes during the six months then ended:

Weighted
Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
Stock Appreciation Rights	(000s)	Price	(in years)	(000s)

Outstanding at January 1, 2006	—	$—
Granted	126	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2006	126	$—	9.75	$—

Vested or expected to vest at June 30, 2006	—	$—	—	$—

Exercisable at June 30, 2006	—	$—	—	$—

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2006 and 2005
(Unaudited)
Note 12 – Stock-Based Compensation (continued)
Stock Appreciation Rights — (continued)
The weighted-average grant-date fair value of the SARs granted during the six months ended June 30, 2006 was $7.28. No SARs were exercised during the six months ended June 30, 2006.
The following table summarizes the status of nonvested SARs under the Plan as of June 30, 2006, and changes during the six months then ended:

Weighted
Average
	Shares	Grant-Date
Nonvested Stock Appreciation Rights	(In thousands)	Fair Value

Nonvested at January 1, 2006	—	$—
Granted	126	$7.28
Vested	—	$—
Forfeited	—	$—

Nonvested at June 30, 2006	126	$7.28

As of June 30, 2006, there was $0.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock appreciation rights granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.8 years. None of the SARs vested during the six months ended June 30, 2006.
Restricted Shares — On March 29, 2006 and on May 24, 2006, the Company’s Board of Directors, at the recommendation of the Committee, approved awards of performance-based restricted shares (“Restricted Shares”), for a number of eligible participants. The Restricted Shares represent shares of the Company’s common stock which are issued to the participant subject to (a) restrictions on transfer for a period of time and (b) forfeiture under certain conditions. The performance goals, including revenue growth and income from operations targets, provide a range of vesting possibilities from 0% to 100% and will be measured as of December 31, 2007 for the 2006-2007 performance period and as of December 31, 2008 for the 2006-2008 performance period. If the performance conditions are met for the 2006-2007 performance period and for the 2006-2008 performance period, the shares will vest and all restrictions on the transfer of the restricted shares will lapse on March 29, 2008 and March 29, 2009, respectively. The Company recognizes compensation cost, net of estimated forfeitures, based on the fair value (which approximates the current market price) of the Restricted Shares on the date of grant ratably over the requisite service period based on the probability of achieving the performance goals, as determined in accordance with SFAS 5, “Accounting for Contingencies.” Changes in the probability of achieving the performance goals from period to period will result in corresponding changes in compensation expense.
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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2006 and 2005
(Unaudited)
Note 12 – Stock-Based Compensation (continued)
Restricted Shares — (continued)
The following table summarizes the status of nonvested restricted shares under the Plan as of June 30, 2006, and changes during the six months then ended:

Weighted
Average
	Shares	Grant-Date
Nonvested Restricted Shares	(In thousands)	Fair Value

Nonvested at January 1, 2006	—	$—
Granted	290	$14.83
Vested	—	$—
Forfeited	—	$—

Nonvested at June 30, 2006	290	$14.83

As of June 30, 2006, based on the probability of achieving the performance goals, there was $3.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted shares granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.5 years. None of the restricted shares vested during the six months ended June 30, 2006.
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
Additionally, the 2004 Fee Plan provides that each non-employee Director receives on the day after the annual shareholders’ meeting, an annual retainer for service as a non-employee Director, the amount of which shall be determined from time to time by the Board (currently set at $50,000) to be paid 75% in CSUs and 25% in cash. The number of CSUs to be granted under the 2004 Fee Plan will be determined by dividing the amount of the annual retainer by an amount equal to 105% of the average of the closing prices for the Company’s common stock on the five trading days preceding the award date (the day after the annual meeting). The annual grant of CSUs will vest in two equal installments, one-half on the date of each of the following two annual shareholders’ meetings. There were grants of 30 thousand and 0.1 million CSUs issued under the 2004 Fee Plan during the six months ended June 30, 2006 and 2005, respectively.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2006 and 2005
(Unaudited)
Note 12 – Stock-Based Compensation (continued)
2004 Non-Employee Director Fee Plan — (continued)
The following table summarizes the status of the nonvested CSUs under the 2004 Fee Plan as of June 30, 2006, and changes during the six months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Common Stock Units	(In thousands)	Fair Value

Nonvested at January 1, 2006	72	$8.26
Granted	30	$17.04
Vested	(46)	$8.25
Forfeited	—	$—

Nonvested at June 30, 2006	56	$12.89

As of June 30, 2006, there was $0.7 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted under the 2004 Fee Plan. This cost is expected to be recognized over a weighted-average period of 1.8 years. During the six months ended June 30, 2006 and 2005, a total of 46 thousand and 32 thousand CSUs vested, respectively.
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
Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board of Directors effective December 17, 1998 and amended on March 29, 2006 and May 23, 2006. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president and senior vice presidents and $7,500 per year for vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (See Note 1, Summary of Accounting Policies, under Investments Held in Rabbi Trust.) The Deferred Compensation Plan’s assets totaled $0.9 million and $0.7 million at June 30, 2006 and December 31, 2005, respectively, excluding the Company’s common stock match, while liabilities totaled $0.9 million and $1.0 million, respectively. As of June 30, 2006 and December 31, 2005, the liabilities of the Deferred Compensation Plan were recorded in treasury stock and additional paid-in capital, as appropriate, and accrued employee compensation and benefits as of June 30, 2006 and other long-term liabilities as of December 31, 2005 in the accompanying Condensed Consolidated Balance Sheets.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2006 and 2005
(Unaudited)
Note 12 – Stock-Based Compensation (continued)
Deferred Compensation Plan — (continued)
The following table summarizes the status of the nonvested common stock issued under the Deferred Compensation Plan as of June 30, 2006, and changes during the six months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Common Stock	(In thousands)	Fair Value

Nonvested at January 1, 2006	21	$6.41
Granted	6	$13.57
Vested	(15)	$10.48
Forfeited	—	$—

Nonvested at June 30, 2006	12	$8.13

As of June 30, 2006, there was $0.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of the common stock vested during the six months ended June 30, 2006 was $0.2 million and $0.1 million for the comparable 2005 period.
The deferred compensation obligation of $0.1 million, which was previously included in “Other long-term liabilities” as of December 31, 2005 is now included in “Additional Paid in Capital” as of June 30, 2006 in the accompanying Condensed Consolidated Balance Sheets.
Cash used to settle the Company’s obligation under the Deferred Compensation Plan was less than $0.1 million for the six months ended June 30, 2006. There were no cash settlements during the comparable 2005 period.
Note 13 – Pension and Other Post-Retirement Benefits
Defined Benefit Pension Plan
The Company sponsors a non-contributory defined benefit pension plan (the “Pension Plan”) for its employees in the Philippines. The Pension Plan provides defined benefits based on years of service and final salary. All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plan. As of June 30, 2006, the Pension Plan is unfunded.
The following tables provide a reconciliation of the change in the benefit obligation for the Pension Plan and the net amount recognized in the statement of financial position (in thousands):

	December 31, 2005	December 31, 2004
Beginning benefit obligation	$830	$519
Service cost	284	123
Interest cost	101	61
Actuarial loss	224	120
Effect of foreign currency translation	73	7

Ending benefit obligation	$1,512	$830

Funded status	$(1,512)	$(830)
Unrecognized net actuarial loss	197	—

Net amount recognized	$(1,315)	$(830)

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2006 and 2005
(Unaudited)
Note 13 – Pension and Other Post-Retirement Benefits — (continued)
The net amount recognized in the balance sheet consists of accrued benefit costs of $1.3 million and $0.8 million as of December 31, 2005 and 2004, respectively.
Weighted-average actuarial assumptions used to determine the benefit obligations for the Pension Plan were as follows:

	December 31, 2005	December 31, 2004
Discount rate	12%	12%
Rate of compensation increase	8%	8%
The Company evaluates these assumptions on a periodic basis taking into consideration current market conditions and historical market data. The discount rate is used to state expected future cash flows at a present value on the measurement date, which is December 31. This rate represents the market rate for high-quality fixed income investments. A lower discount rate would increase the present value of benefit obligations. Other assumptions include demographic factors such as retirement, mortality and turnover.
The following table provides information about net periodic benefit cost for the Pension Plan for the three and six months ended June 30, 2006 and June 30, 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$168	$317	$317	$633
Interest cost	83	—	156	—
Recognized actuarial losses	—	—	—	—

Net periodic benefit cost	$251	$317	$473	$633

Weighted-average actuarial assumptions used to determine net periodic benefit cost for the three and six months ended June 30, 2006 and June 30, 2005 were as follows:

	December 31, 2005	December 31, 2004
Discount rate	12%	12%
Rate of compensation increase	8%	8%
The Company does not expect to make cash contributions to its Pension Plan during 2006.
The estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2006 (remaining six months)	$—
2007	$—
2008	$—
2009	$—
2010	$73
2011 through 2015	$395

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2006 and 2005
(Unaudited
Note 13 – Pension and Other Post-Retirement Benefits — (continued)
Post-Retirement Defined Contribution Healthcare Plan
On January 1, 2005, the Company established a Post-Retirement Defined Contribution Healthcare Plan (the “Healthcare Plan”) for eligible employees meeting certain service and age requirements. The Healthcare Plan is fully funded by the participants and accordingly, the Company does not recognize expense relating to the Healthcare Plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Sykes Enterprises, Incorporated
400 N. Ashley Drive
Tampa, FL 33602
We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of June 30, 2006, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2006 and 2005, of changes in shareholders’ equity for the six-month periods ended June 30, 2005, December 31, 2005, and June 30, 2006, and cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
August 9, 2006

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
Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the ability to successfully integrate Apex’s operations and employees, (ii) the ability to deliver on Apex’s potential earnings per share accretion, (iii) the ability to deliver on the future financial and operating performance of the combined company, (iv) the timing of significant orders for our products and services, (v) variations in the terms and the elements of services offered under our standardized contract including those for future bundled service offerings, (vi) changes in applicable accounting principles or interpretations of such principles, (vii) difficulties or delays in implementing our bundled service offerings, (viii) failure to achieve sales, marketing and other objectives, (ix) construction delays or higher than anticipated development costs in connection with new technical and customer contact management centers, (x) delays in our ability to develop new products and services and market acceptance of new products and services, (xi) rapid technological change, (xii) loss or addition of significant clients, (xiii) risks inherent in conducting business abroad, (xiv) currency fluctuations, (xv) fluctuations in business conditions and the economy, (xvi) our ability to attract and retain key management personnel, (xvii) our ability to continue the growth of our support service revenues through additional technical and customer contact management centers, (xviii) our ability to further penetrate into vertically integrated markets, (xix) our ability to expand our global presence through strategic alliances and selective acquisitions, (xx) our ability to continue to establish a competitive advantage through sophisticated technological capabilities, (xxi) the ultimate outcome of any lawsuits, (xxii) our ability to recognize deferred revenue through delivery of products or satisfactory performance of services, (xxiii) our dependence on trend toward outsourcing, (xxiv) risk of interruption of technical and customer contact management center operations due to such factors as fire and other disasters, power failures, telecommunication failures, unauthorized intrusions, computer viruses and other emergencies, (xxv) the existence of substantial competition, (xxvi) the early termination of contracts by clients, and (xxvii) other risk factors which are identified in our most recent Annual Report on Form 10-K, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Results of Operations
The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$135,221	$122,194	$266,308	$243,566
Percentage of revenues	100.0%	100.0%	100.0%	100.0%

Direct salaries and related costs	$86,378	$76,026	$169,394	$153,455
Percentage of revenues	63.9%	62.2%	63.6%	63.0%

General and administrative expenses	$42,333	$41,369	$83,328	$81,259
Percentage of revenues	31.3%	33.9%	31.3%	33.4%

Net loss (gain) on disposal of property and equipment	$5	$(1,627)	$14	$(1,696)
Percentage of revenues	—%	(1.3)%	—%	(0.7)%

Impairment of long-lived assets	$—	$—	$382	$—
Percentage of revenues	—%	—%	0.1%	—%

Reversal of restructuring and other charges	$—	$(56)	$—	$(314)
Percentage of revenues	—%	—%	—%	(0.1)%

Income from operations	$6,505	$6,482	$13,190	$10,862
Percentage of revenues	4.8%	5.3%	5.0%	4.5%
The following table summarizes our revenues, for the periods indicated, by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Americas	$90,937	$77,306	$179,209	$151,670
EMEA	44,284	44,888	87,099	91,896

Consolidated	$135,221	$122,194	$266,308	$243,566

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Revenues
For the three months ended June 30, 2006, we recognized consolidated revenues of $135.2 million, an increase of $13.0 million, or 10.7%, from $122.2 million of consolidated revenues for the comparable 2005 period.
On a geographic segmentation basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 67.3%, or $90.9 million, for the three months ended June 30, 2006, compared to 63.3%, or $77.3 million, for the comparable 2005 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 32.7%, or $44.3 million, for the three months ended June 30, 2006, compared to 36.7%, or $44.9 million, for the comparable 2005 period.
The increase in the Americas’ revenue of $13.6 million, or 17.6%, for the three months ended June 30, 2006, compared to the same period in 2005, reflects a broad-based growth in client call volumes, including new and existing client programs, within our offshore operations, Canada and the United States. Revenues from new and existing client programs in our offshore operations represented 35.6% of consolidated revenues on 10,900 seats

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
for the three months ended June 30, 2006, compared to 30.5% on 10,000 seats for the comparable 2005 period. The trend of generating more of our revenues from new and existing client programs in our offshore operations is likely to continue in 2006. While operating margins generated offshore are generally comparable or higher than those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce and costs of functional currency fluctuations in offshore markets.
EMEA revenues decreased $0.6 million, or 1.3%, for the three months ended June 30, 2006, compared to the same period in 2005. EMEA revenues for the second quarter of 2006 experienced a $0.1 million decline as a result of the weakness in the Euro compared to the same period in 2005. Excluding this foreign currency impact, EMEA revenues decreased $0.5 million compared with the same period last year. This decrease reflects the ongoing softness in our key European markets characterized by competitive pricing and offshore alternatives and certain program expirations.
Direct Salaries and Related Costs
Direct salaries and related costs increased $10.4 million, or 13.6%, to $86.4 million for the three months ended June 30, 2006, from $76.0 million in the comparable 2005 period. As a percentage of revenues, direct salaries and related costs increased to 63.9% for the three months ended June 30, 2006, from 62.2% for the comparable 2005 period. This increase was attributable to higher salary costs, primarily training costs associated with the ramp up of business in our offshore and U.S. operations, and higher auto tow claim costs in Canada, partially offset by lower telephone costs. Although the weakened Euro negatively impacted revenues, it positively impacted direct salaries and related costs for the three months ended June 30, 2006 by approximately $0.1 million compared to the same period in 2005.
General and Administrative
General and administrative expenses increased $0.9 million to $42.3 million for the three months ended June 30, 2006, from $41.4 million in the comparable 2005 period. As a percentage of revenues, general and administrative expenses decreased to 31.3% for the three months ended June 30, 2006 from 33.9% for the comparable 2005 period. This decrease was primarily attributable to lower legal and professional fees incurred, depreciation expense, lease costs and equipment maintenance incurred and telephone costs, partially offset by higher compensation costs including $0.4 million associated with the company’s stock based compensation plans as compared to the same period of 2005. Although the weakening Euro negatively impacted revenues, it had an immaterial positive impact on general and administrative expenses for the three months ended June 30, 2006 compared to the same period in 2005.
Net Loss (Gain) on Disposal of Property and Equipment
The net loss (gain) on disposal of property and equipment of zero for the three months ended June 30, 2006 compares to a $1.6 million net gain on disposal of property and equipment for the comparable 2005 period which was primarily a result of our $1.7 million net gain on the sale of our Greeley, Colorado facility partially offset by a $0.1 million loss on the disposal of plant and equipment.
Reversal of Restructuring and Other Charges
The $0.1 million reversal of restructuring and other charges for the three months ended June 30, 2005 primarily relates to the reversal of severance and other costs in one of our European customer contact centers. There was no reversal of restructuring and other charges for the three months ended June 30, 2006.
Interest Income
Interest income was $2.9 million for the three months ended June 30, 2006, compared to $0.5 million for the comparable 2005 period reflecting interest income of $1.7 million on a foreign tax settlement as well as higher levels of average interest-bearing investments in cash and cash equivalents earning higher rates of interest income.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Interest (Expense)
Interest expense was $0.2 million for the three months ended June 30, 2006, compared to $0.4 million for the comparable 2005 period reflecting higher levels of commitment fees paid on our credit facility in the prior year in addition to interest paid on a foreign tax settlement.
Income from Rental Operations, Net
Income from rental operations, net was $0.4 million for the three months ended June 30, 2006, compared to $0.1 million for the comparable 2005 period. The increase of $0.3 million was primarily related to higher rental income of $0.2 million from the leasing of two additional centers in the U.S. in the second and fourth quarters of 2005 and lower depreciation costs, taxes, insurance and maintenance costs aggregating $0.1 million.
Other Income (Expense)
Other income, net was $0.2 million for the three months ended June 30, 2006, compared to $0.7 million for the comparable 2005 period. The decrease in other income, net of $0.5 million was primarily attributable to a decrease in foreign currency transaction gains, net of losses. Other income (expense) excludes the effects of cumulative translation effects included in Accumulated Other Comprehensive Loss in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.
Provision (Benefit) for Income Taxes
The benefit for income taxes of $2.0 million for the three months ended June 30, 2006 was based upon pre-tax book income of $9.8 million, compared to the provision for income taxes of $2.4 million for the comparable 2005 period based upon pre-tax book income of $7.4 million. The effective tax rate for the three months ended June 30, 2006 was (20.4)% compared to an effective tax rate of 32.8% for the comparable 2005 period. The 53.2% decrease in the effective tax rate was primarily due to tax benefits of approximately $3.0 million resulting from the Canadian tax appeals settlement, additional income earned in tax holiday jurisdictions and losses for the three months ended June 30, 2006 in jurisdictions for which current tax benefits can be recognized; accompanied by a shift in the mix of earnings within tax jurisdictions and the effects of permanent differences, valuation allowances, foreign withholding and other taxes, state income taxes, and foreign income tax rate differentials.
Net Income
As a result of the foregoing, we reported income from operations for the three months ended June 30, 2006 of $6.5 million, no change from the comparable 2005 period. This was principally attributable to a $13.0 million increase in revenues, offset by a $10.4 million increase in direct salaries and related costs, a $0.9 million increase in general and administrative expenses, a $1.6 million decrease in net gain on disposal of property and equipment and a $0.1 million decrease in reversal of restructuring and other charges, as previously discussed. A $2.4 million increase in interest income, a $0.2 million decrease in interest expense and a $0.3 million increase in income from rental operations, net, a $0.5 million decrease in other income and a $4.4 million lower tax provision resulted in net income of $11.8 million for the three months ended June 30, 2006, an increase of $6.8 million compared to the same period in 2005.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Revenues
For the six months ended June 30, 2006, we recognized consolidated revenues of $266.3 million, an increase of $22.7 million, or 9.3%, from $243.6 million of consolidated revenues for the comparable 2005 period.
On a geographic segmentation basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 67.3%, or $179.2 million, for the six months ended June 30, 2006, compared to 62.3%, or $151.7 million, for the comparable 2005 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 32.7%, or $87.1 million, for the six months ended June 30, 2006, compared to 37.7%, or $91.9 million, for the comparable 2005 period.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
The increase in the Americas’ revenue of $27.5 million, or 18.2%, for the six months ended June 30, 2006, compared to the same period in 2005, reflects a broad-based growth in client call volumes, including new and existing client programs, within our offshore operations, Canada and the United States. Revenues from new and existing client programs in our offshore operations represented 34.9% of consolidated revenues on 10,900 seats for the six months ended June 30, 2006, compared to 30.3% on 10,000 seats for the comparable 2005 period. The trend of generating more of our revenues from new and existing client programs in our offshore operations is likely to continue in 2006. While operating margins generated offshore are generally comparable or higher than those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce and costs of functional currency fluctuations in offshore markets.
EMEA revenues decreased $4.8 million, or 5.2%, for the six months ended June 30, 2006, compared to the same period in 2005. EMEA revenues for the first half of 2006 experienced a $3.9 million decline as a result of the weakness in the Euro compared to the same period in 2005. Excluding this foreign currency impact, EMEA revenues decreased $0.9 million compared with the same period last year. This decrease reflects the ongoing softness in our key European markets characterized by competitive pricing and offshore alternatives and certain program expirations.
Direct Salaries and Related Costs
Direct salaries and related costs increased $15.9 million, or 10.4%, to $169.4 million for the six months ended June 30, 2006, from $153.5 million in the comparable 2005 period. As a percentage of revenues, direct salaries and related costs increased to 63.6% for the six months ended June 30, 2006, from 63.0% for the comparable 2005 period. This increase was attributable to higher salary costs, primarily training costs associated with the ramp up of business in our offshore and U.S. operations, and higher auto tow claim costs in Canada, partially offset by lower telephone costs. Although the weakened Euro negatively impacted revenues, it positively impacted direct salaries and related costs for the six months ended June 30, 2006 by approximately $2.7 million compared to the same period in 2005.
General and Administrative
General and administrative expenses increased $2.1 million to $83.3 million for the six months ended June 30, 2006, from $81.2 million in the comparable 2005 period. As a percentage of revenues, general and administrative expenses decreased to 31.3% for the six months ended June 30, 2006 from 33.4% for the comparable 2005 period. This decrease was primarily attributable to lower legal and professional fees incurred, depreciation expense, lease costs and equipment maintenance incurred and telephone costs, partially offset by higher compensation costs including $0.8 million associated with the company’s stock based compensation plans as compared to the same period of 2005. Although the weakening Euro negatively impacted revenues, it positively impacted general and administrative expenses for the six months ended June 30, 2006 by $1.1 million compared to the same period in 2005.
Net Loss (Gain) on Disposal of Property and Equipment
The net loss (gain) on disposal of property and equipment of zero for the six months ended June 30, 2006 compares to a $1.7 million net gain on disposal of property and equipment for the comparable 2005 period which was primarily a result of our $1.7 million net gain on the sale of our Greeley, Colorado facility.
Impairment of Long-lived Assets
The $0.4 million impairment of long-lived assets for the six months ended June 30, 2006 related to an asset impairment charge in one of our underutilized European customer contact management centers. This impairment charge represented the amount by which the carrying value of the assets exceeded the estimated fair value of those assets which cannot be redeployed to other locations. There was no impairment charge in the same period in 2005.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Reversal of Restructuring and Other Charges
The $0.3 million reversal of restructuring and other charges for the six months ended June 30, 2005 relates to the reversal of severance and other costs primarily with the closure of certain European customer contact centers. There was no reversal of restructuring and other charges for the six months ended June 30, 2006.
Interest Income
Interest income was $3.8 million for the six months ended June 30, 2006, compared to $0.9 million for the comparable 2005 period reflecting interest income of $1.7 million on a foreign tax settlement as well as higher levels of average interest-bearing investments in cash and cash equivalents earning higher rates of interest income.
Interest (Expense)
Interest expense was $0.3 million for the six months ended June 30, 2006, compared to $0.5 million for the comparable 2005 period reflecting higher levels of commitment fees paid on our credit facility in the prior year in addition to interest paid on a foreign tax settlement.
Income from Rental Operations, Net
Income from rental operations, net was $1.0 million for the six months ended June 30, 2006, compared to zero for the comparable 2005 period. The increase of $1.0 million was primarily related to higher rental income of $0.5 million from the leasing of two additional centers in the U.S. in the second and fourth quarters of 2005 and lower depreciation costs of $0.5 million.
Other Income (Expense)
Other expense, net was $0.2 million for the six months ended June 30, 2006, compared to other income, net of $0.4 million for the comparable 2005 period. The increase in other expense, net of $0.6 million was primarily attributable to an increase in foreign currency transaction gains, net of losses. Other income (expense) excludes the effects of cumulative translation effects included in Accumulated Other Comprehensive Loss in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.
Provision (Benefit) for Income Taxes
The benefit for income taxes of $0.2 million for the six months ended June 30, 2006 was based upon pre-tax book income of $17.4 million, compared to the provision for income taxes of $3.8 million for the comparable 2005 period based upon pre-tax book income of $11.7 million. The effective tax rate was (1.3)% for the six months ended June 30, 2006 compared to an effective tax rate of 32.4% for the comparable 2005 period. The 33.7% decrease in the effective tax rate for the six months ended June 30, 2006 was primarily due to tax benefits of approximately $3.0 million resulting from the Canadian tax appeals settlement, additional income earned in tax holiday jurisdictions and year-to-date losses in jurisdictions for which current tax benefits can be recognized; accompanied by a shift in the mix of earnings within tax jurisdictions and the effects of permanent differences, valuation allowances, foreign withholding and other taxes, state income taxes, and foreign income tax rate differentials.
Net Income
As a result of the foregoing, we reported income from operations for the six months ended June 30, 2006 of $13.2 million, an increase of $2.3 million from the comparable 2005 period. This increase was principally attributable to a $22.7 million increase in revenues, offset by a $15.9 million increase in direct salaries and related costs, a $2.1 million increase in general and administrative expenses, a $1.7 million decrease in net gain on disposal of property and equipment, a $0.4 million increase in impairment of long-lived assets and a $0.3 million decrease in reversal of restructuring and other charges, as previously discussed. The $2.3 million increase in income from operations, a $2.8 million increase in interest income, a $0.2 million decrease in interest expense and a $1.0 million increase in income from rental operations, net, a $0.6 million decrease in other income and a $4.0 million lower tax provision resulted in net income of $17.7 million for the six months ended June 30, 2006, an increase of $9.7 million, compared to the same period in 2005.

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
On August 5, 2002, the Board of Directors authorized the Company to purchase up to three million shares of our outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the six months ended June 30, 2006, we did not repurchase common shares under the 2002 repurchase program.
During the six months ended June 30, 2006, we generated $20.8 million in cash from operating activities and received $1.7 million in cash from issuance of stock and $0.7 million from excess tax benefits from stock-based compensation. Further, we used $7.8 million in funds for capital expenditures and $0.3 million in other investing activities resulting in a $18.9 million increase in available cash (including the favorable effects of international currency exchange rates on cash of $3.8 million).
Net cash flows provided by operating activities for the six months ended June 30, 2006 were $20.8 million, compared to $26.3 million for the comparable 2005 period. The $5.5 million decrease in net cash flows from operating activities was due to a $15.5 million net decrease in cash flows from assets and liabilities offset by an increase in net income of $9.7 million and a net increase in non-cash reconciling items of $0.3 million such as depreciation expense, stock-based compensation and termination costs associated with exit activities. This $15.5 million net change was principally a result of a $9.3 million increase in receivables, a $2.3 million increase in other assets, $2.7 million decrease in other liabilities, $1.7 million decrease in income taxes payable, offset by a $0.5 million increase in deferred revenue.
Capital expenditures, which are generally funded by cash generated from operating activities and borrowings available under our credit facilities, were $7.8 million for the six months ended June 30, 2006, compared to $5.7 million for the comparable 2005 period, an increase of $2.1 million, which was driven primarily by offshore expansion. During the six months ended June 30, 2006, approximately 22% of the capital expenditures were the result of investing in new and existing customer contact management centers, primarily offshore, and 78% was expended primarily for maintenance and systems infrastructure. In 2006, we anticipate capital expenditures in the range of $14.0 million to $18.0 million.
On July 3, 2006, the Company completed the acquisition of all the outstanding shares of capital stock of Apex (See Note 2). The net purchase price for the shares was $27.0 million, eighty percent of which ($21.6 million) was paid in cash from offshore operations and twenty percent of which ($5.4 million) was paid by the delivery of common stock of the Company. On July 3, 2006, after the acquisition of Apex was completed, the Company contributed additional capital of $1.3 million to Apex for working capital support and general corporate purposes.
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
The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at our option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 2.25%. In addition, a commitment fee of up to 0.50% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2008, are secured by a pledge of 65% of the stock of each of our active direct foreign subsidiaries. The Credit Facility prohibits us from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings in the first six months of 2006 and 2005 and no outstanding balances as of June 30, 2006 and December 31, 2005 with $50.0 million availability on the Credit Facility. At June 30, 2006, we were in compliance with all loan requirements of the Credit Facility.
At June 30, 2006, we had $146.6 million in cash, of which approximately 77.4% or $113.4 million was held in international operations and may be subject to additional taxes if repatriated to the United States.
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
Off-Balance Sheet Arrangements and Other
At June 30, 2006, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

We recognize revenue from licenses of our software products and rights when the agreement has been executed, the product or right has been delivered or provided, collectibility is probable and the software license fees or rights are fixed and determinable. If any portion of the license fees or rights is subject to forfeiture, refund or other contractual contingencies, we defer revenue recognition until these contingencies have been resolved. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue. Deferred revenue included in current liabilities in the accompanying Condensed Consolidated Balance Sheets includes estimated penalties and holdbacks of approximately $2.4 million and $0.9 million as of June 30, 2006 and December 31, 2005, respectively, for failure to meet specified minimum service levels in certain contracts and other performance based contingencies.

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

•	We maintain allowances for doubtful accounts of $2.9 million as of June 30, 2006, or 3.1% of trade receivables, for estimated losses arising from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required which would reduce income from operations.

•	We reduce deferred tax assets by a valuation allowance if, based on the weight of available evidence for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized. The valuation allowance for a particular tax jurisdiction is allocated between current and noncurrent deferred tax assets for that jurisdiction on a pro-rata basis. Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, our estimate of future taxable income and any applicable tax-planning strategies. At December 31, 2005, management determined that a valuation allowance of approximately $28.8 million was necessary to reduce U.S. deferred tax assets by $9.9 million and foreign deferred tax assets by $18.9 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $17.9 million at December 31, 2005 is dependent upon future profitability within each tax jurisdiction. As of June 30, 2006, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax asset will be realized.

•	We review long-lived assets, which had a carrying value of $68.5 million as of June 30, 2006, including goodwill, intangibles and property and equipment, for impairment whenever events or changes in

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
In May 2005, the FASB issued SFAS No. 154 (SFAS 154), “Accounting Changes and Error Corrections,” which requires retrospective application to prior periods’ financial statements for changes in accounting principle and redefines the term “restatement” as the revising of previously issued financial statements to reflect the correction of an error. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. SFAS 154 is effective for accounting changes and corrections of errors made in the years beginning after December 31, 2005.
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
In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6 (FIN 46(R)-6), “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning the first day of the first reporting period after June 15, 2006. FIN 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of FIN 46(R)-6 is not expected to have a material impact on our financial condition, results of operations or cash flows.
In July 2006, the FASB issued FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on the Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2006
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency and Interest Rate Risk
Our earnings and cash flows are subject to fluctuations due to changes in non-U.S. currency exchange rates. We are exposed to non-U.S. exchange rate fluctuations as the financial results of non-U.S. subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact overall expected profitability. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in Accumulated Other Comprehensive Income (Loss) in shareholders’ equity. Movements in non-U.S. currency exchange rates may affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. Periodically, we use foreign currency contracts to hedge intercompany receivables and payables, and transactions initiated in the United States that are denominated in foreign currency. The principal foreign currency hedged is the Euro using foreign currency contracts ranging in periods from one to three months. Foreign currency contracts are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized as a component of other income (expense), as we do not designate our foreign currency contracts as accounting hedges.
There were no realized or unrealized gains or losses related to these foreign currency contracts during the three and six months ended June 30, 2006 and 2005.
Our exposure to interest rate risk results from variable debt outstanding from time to time under our revolving credit facility. At June 30, 2006, we had no debt outstanding at variable interest rates. We have not historically used derivative instruments to manage exposure to changes in interest rates.
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
Item 4 — Controls and Procedures
As of June 30, 2006, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. We concluded that our disclosure controls and procedures were generally effective as of June 30, 2006, such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, other than described below.
On May 1, 2006, we implemented a new financial system in our Canadian operations, which included the general ledger, accounts receivable, accounts payable, purchase order, inventory control and activity management modules. We expect this financial system, which is used in most of our locations, to further advance the control environment in our Canadian operations by automating manual processes, improving management visibility and standardizing processes.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2006
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Below is a summary of stock repurchases for the quarter ended June 30, 2006 (in thousands, except average price per share). See Note 10, Earnings Per Share, to the Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

				Maximum
			Total Number of	Number Of
			Shares Purchased	Shares That May
		Average	as Part of	Yet Be
	Total Number	Price	Publicly	Purchased
	of Shares	Paid Per	Announced Plans	Under Plans or
Period	Purchased (1)	Share	or Programs	Programs
April 1, 2006 — April 30, 2006	—	—	1,644	1,356
May 1, 2006 — May 31, 2006	—	—	1,644	1,356
June 1, 2006 — June 30, 2006	—	—	1,644	1,356

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3 million with no expiration date.
Item 4 — Submission of Matters to a Vote of Security Holders
a.	The Annual Meeting of Shareholders was held on May 23, 2006

b.	The following members of the Board of Directors were elected to Class III and to serve until the 2009 Annual Meeting and until their successors are elected and qualified:

	For	Withhold
Charles E. Sykes	37,631,240	137,105
Furman P. Bodenheimer, Jr.	37,599,815	168,530
William J. Meurer	36,868,467	899,878
The following are the members of the Board of Directors whose term of office as a director continued after the meeting:

Paul L. Whiting	H. Parks Helms.
Mark C. Bozek	Linda McClintock-Greco, M.D.
Lt. Gen Michael DeLong (Retired)	James K. (Jack) Murray, Jr.
Iain A. Macdonald	James S. MacLeod

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2006
c.	The following additional matters were voted upon at the Annual Meeting of Shareholders:
The proposal to amend the 2001 Equity Incentive Plan was approved as follows:

For	Against	Abstain	Broker Non-Votes
29,904,300	3,681,512	118,625	4,063,908
The proposal to approve the use of certain performance criteria under the 2001 Equity Incentive Plan was approved as follows:

For	Against	Abstain	Broker Non-Votes
30,276,276	3,306,682	121,479	4,063,908
The proposal to amend the Deferred Compensation Plan was approved as follows:

For	Against	Abstain	Broker Non-Votes
31,628,464	1,950,192	125,781	4,063,908
The proposal to ratify the appointment of independent auditors was approved as follows:

For	Against	Abstain
36,945,982	810,749	11,614
Item 6 – Exhibits
Exhibits
The following documents are filed as an exhibit to this Report:
15	Awareness letter.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2006
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED (Registrant)

Date: August 9, 2006	By:	/s/ W. Michael Kipphut

W. Michael Kipphut
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2006
EXHIBIT INDEX

Exhibit
Number

15	Awareness letter.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.