Form 10-Q
period 2006-09-30
SYKES ENTERPRISES INC
filed 2006-11-07
CIK 1010612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

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
Yes ☐      No ☑
As of October 20, 2006, there were 40,536,437 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries
INDEX

		Page
		No.
Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets September 30, 2006 and December 31, 2005 (Unaudited)	3

	Condensed Consolidated Statements of Operations Three and nine months ended September 30, 2006 and 2005 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Shareholders’ Equity Nine months ended September 30, 2005, three months ended December 31, 2005 and nine months ended September 30, 2006 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows Nine months ended September 30, 2006 and 2005 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

	Report of Independent Registered Public Accounting Firm	30

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

Part II.	Other Information

Item 1.	Legal Proceedings	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 6.	Exhibits	43

Signature		44
EX-15 AWARENESS LETTER
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$150,674	$127,612
Receivables, net	109,631	88,213
Prepaid expenses and other current assets	15,401	10,601

Total current assets	275,706	226,426

Property and equipment, net	65,202	72,261
Goodwill, net	20,160	5,918
Intangibles, net	8,402	2,112
Deferred charges and other assets	28,998	24,468

	$398,468	$331,185

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$19,960	$12,990
Accrued employee compensation and benefits	37,473	31,777
Deferred revenue	32,032	25,172
Income taxes payable	3,233	2,220
Other accrued expenses and current liabilities	9,881	10,274

Total current liabilities	102,579	82,433

Deferred grants	10,596	18,107
Other long-term liabilities	7,574	4,555

Total liabilities	120,749	105,095

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 45,254 and 44,009 shares issued	453	440
Additional paid-in capital	176,064	165,674
Retained earnings	149,919	115,735
Accumulated other comprehensive income (loss)	3,211	(3,435)

	329,647	278,414

Deferred stock compensation	—	(355)
Treasury stock at cost: 4,703 shares and 4,712 shares	(51,928)	(51,969)

Total shareholders’ equity	277,719	226,090

	$398,468	$331,185

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except for per share data)	2006	2005	2006	2005
Revenues	$149,287	$122,596	$415,595	$366,162

Operating expenses:
Direct salaries and related costs	94,016	75,247	263,410	228,702
General and administrative	47,281	40,387	130,609	121,646
Net gain on disposal of property and equipment	(13,870)	(47)	(13,856)	(1,743)
Impairment of long-lived assets	63	605	445	605
Reversal of restructuring and other charges	—	—	—	(314)

Total operating expenses	127,490	116,192	380,608	348,896

Income from operations	21,797	6,404	34,987	17,266

Other income (expense):
Interest income	1,399	719	5,175	1,665
Interest expense	(187)	(113)	(463)	(572)
Income from rental operations, net	266	337	1,220	347
Other income (expense)	(147)	335	(355)	721

Total other income (expense)	1,331	1,278	5,577	2,161

Income before provision for income taxes	23,128	7,682	40,564	19,427
Provision for income taxes	6,614	812	6,380	4,615

Net income	$16,514	$6,870	$34,184	$14,812

Net income per share:
Basic	$0.41	$0.17	$0.86	$0.38

Diluted	$0.41	$0.17	$0.85	$0.38

Weighted average shares:
Basic	40,181	39,291	39,744	39,242

Diluted	40,497	39,566	40,113	39,425

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Nine Months Ended September 30, 2005, Three Months Ended December 31, 2005 and
Nine Months Ended September 30, 2006
(Unaudited)

	Common				Accumulated
	Stock		Additional		Other	Deferred
	Shares		Paid-in	Retained	Comprehensive	Stock	Treasury
(In thousands)	Issued	Amount	Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Balance at January 1, 2005	43,832	$438	$163,885	$92,327	$4,871	$—	$(51,486)	$210,035

Issuance of common stock	129	1	518	—	—	—	—	519
Deferred stock compensation for the issuance of restricted common stock units	—	—	854	—	—	(854)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	406	—	406
Comprehensive income (loss)	—	—	—	14,812	(8,851)	—	—	5,961

Balance at September 30, 2005	43,961	439	165,257	107,139	(3,980)	(448)	(51,486)	216,921

Issuance of common stock	37	1	318	—	—	—	—	319
Deferred stock compensation for the issuance of restricted common stock units	—	—	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	93	—	93
Issuance of common stock under Deferred Compensation Plan and held in rabbi trust	11	—	99	—	—	—	(483)	(384)
Comprehensive income	—	—	—	8,596	545	—	—	9,141

Balance at December 31, 2005	44,009	440	165,674	115,735	(3,435)	(355)	(51,969)	226,090

Reclassification of deferred stock compensation balance upon adoption of SFAS 123R	—	—	(355)	—	—	355	—	—
Issuance of common stock	660	8	4,328	—	—	—	—	4,336
Stock-based compensation expense	—	—	1,706	—	—	—	—	1,706
Excess tax benefit from stock- based compensation	—	—	56	—	—	—	—	56
Issuance of common stock under Deferred Compensation Plan and held in rabbi trust, net of settlements	1	—	70	—	—	—	41	111
Issuance of restricted common stock	300	3	(3)	—	—	—	—	—
Issuance of common stock to Board of Directors previously deferred under the 1996 Non-employee Director Fee Plan	14	—	47	—	—	—	—	47
Modification of Deferred Compensation Plan	—	—	142	—	—	—	—	142
Issuance of common stock for business acquisition	270	2	4,399					4,401
Comprehensive income	—	—	—	34,184	6,646	—	—	40,830

Balance at September 30, 2006	45,254	$453	$176,064	$149,919	$3,211	$—	$(51,928)	$277,719

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2006 and 2005
(Unaudited)

(in thousands)	2006	2005
Cash flows from operating activities:
Net income	$34,184	$14,812
Depreciation and amortization	18,200	19,927
Stock compensation expense	1,706	406
Deferred income tax provision (benefit)	2,849	(1,013)
Net gain on disposal of property and equipment	(13,856)	(1,743)
Termination costs associated with exit activities	774	186
Foreign exchange gain on liquidation of foreign entities	(72)	(369)
Reversal of restructuring and other charges	—	(314)
Impairment of long-lived assets	445	605
Bad debt expense (reversals)	(135)	(141)
Unrealized gain on investments held in rabbi trust	(54)	—
Changes in assets and liabilities:
Receivables	(16,263)	1,225
Prepaid expenses and other current assets	(3,014)	(117)
Deferred charges and other assets	(2,275)	(3,076)
Accounts payable	1,890	2,944
Income taxes receivable/payable	1,182	(846)
Accrued employee compensation and benefits	1,411	645
Other accrued expenses and current liabilities	(1,031)	1,830
Deferred revenue	5,722	2,726
Other long-term liabilities	952	1

Net cash provided by operating activities	32,615	37,688

Cash flows from investing activities:
Capital expenditures	(11,249)	(8,666)
Cash paid for business acquisition, net of cash acquired	(17,364)	(3,246)
Proceeds from sale of facilities	15,375	2,400
Proceeds from sale of property and equipment	121	120
Investment in restricted cash	(4,776)	(350)
Other	(129)	—

Net cash used for investing activities	(18,022)	(9,742)

Cash flows from financing activities:
Payments of long-term debt	(381)	(77)
Proceeds from issuance of stock	4,336	519
Excess tax benefit from stock-based compensation	56	—

Net cash provided by financing activities	4,011	442

Effects of exchange rates on cash	4,458	(4,453)

Net increase in cash and cash equivalents	23,062	23,935
Cash and cash equivalents — beginning	127,612	93,868

Cash and cash equivalents — ending	$150,674	$117,803

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$257	$408
Cash paid during period for income taxes	$7,780	$6,308
See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2006 and 2005
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
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (“SEC”).
Stock-Based Compensation — The Company has three stock-based compensation plans: the 2001 Equity Incentive Plan (for employees and certain non-employees), the 2004 Non-Employee Director Fee Plan (for non-employee directors), both approved by the shareholders, and the Deferred Compensation Plan (for certain eligible employees), which are discussed more fully in Note 12. Stock-based awards under these plans may consist of common stock, common stock units, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Company issues common stock to satisfy stock option exercises or vesting of stock awards.
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, (SFAS 123R), “Share-Based Payment”, for its stock-based compensation plans. In conjunction with the adoption of SFAS 123R on January 1, 2006 the Company also adopted the following: Staff Accounting Bulletin (SAB) 107, “Share-Based Payments”, which provides guidance on valuation methods available and other matters; Financial Accounting Standards Board (FASB) Staff Position No. 123 R-2 (SFAS 123R-2), “Practical Accommodation to the Application of Grant Date as Defined in SFAS 123R,” which provides guidance on the application of grant date; and FASB Staff Position SFAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share Based Payment Awards,” which provides for an elective alternative transition method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123R. The Company elected to use the alternative transition method in conjunction with the adoption of SFAS 123R. The adoption of SFAS 123R did not have a material effect on the Company’s income before provision for income taxes, net income, cash flows and basic and diluted earnings per share for the three and nine months ended September 30, 2006.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2006 and 2005
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies -(continued)
Stock-Based Compensation — (continued)
SFAS 123R requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. The standard requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period, while compensation expense for liability-based awards (those usually settled in cash rather than stock) be measured to fair-value at each balance sheet date until the award is settled. Under SFAS 123R, the pro forma disclosures previously permitted are no longer an alternative to financial statement recognition. The Company elected to use the modified prospective method which requires the Company to record compensation expense for the non-vested portion of previously issued awards that remain outstanding at the initial date of adoption of SFAS 123R and to record compensation expense for any awards issued or modified after January 1, 2006. Results for prior periods have not been restated. Upon adoption of SFAS 123R, the deferred stock compensation balance of $0.4 million as of January 1, 2006 was reclassified to additional paid-in capital in the accompanying Condensed Consolidated Statement of Changes in Shareholders’ Equity. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow and a corresponding reduction in operating cash flows, rather than as an operating cash flow as previously required. Accordingly, the excess tax benefit of $0.1 million for the nine months ended September 30, 2006 was classified as a financing cash flow and a corresponding reduction in operating cash flows in the accompanying Condensed Consolidated Statement of Cash Flows.
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
Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and disclosure requirements established by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The Company had the option under SFAS 123 to measure compensation costs for stock options using the intrinsic value method prescribed by APB 25. Under APB 25, compensation expense was generally not recognized for stock option grants if the exercise price was the same as the market price and the number of shares to be issued was set on the date the employee stock options were granted. Since the Company granted employee stock options on this basis and the Company elected to use the intrinsic value method, no compensation expense was recognized for stock option grants. For grants of common stock units awarded to non-employee directors, under the 2004 Non-Employee Director Fee Plan, compensation expense was

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2006 and 2005
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Stock-Based Compensation — (continued)
recognized over the requisite service periods based on the fair value of the Company’s stock on the date of grant, which is the same under APB 25 and SFAS 123R.
The following table presents the impact on net income and net income per share as if the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by SFAS 123 prior to the adoption of SFAS 123R:

	Three Months Ended	Nine Months Ended
(In thousands except per share amounts)	September 30, 2005	September 30, 2005
Net Income:
Net income as reported	$6,870	$14,812
Add: Stock-based compensation included in reported net income, net of tax	93	406

Deduct: Stock-based compensation under the fair value method, net of tax	(109)	(913)

Pro forma net income	$6,854	$14,305

Net Income Per Share:
Basic, as reported	$0.17	$0.38
Basic, pro forma	$0.17	$0.36

Diluted, as reported	$0.17	$0.38
Diluted, pro forma	$0.17	$0.36
The Company has not issued any stock options since January 1, 2004. For options issued before this date, the Company used the Black-Scholes option pricing model to estimate the fair value of each stock option at the date of grant using various assumptions.
Investments Held in Rabbi Trust —Securities held in a rabbi trust for a supplemental nonqualified executive retirement program, as more fully described under “Deferred Compensation Plan” in Note 12, Stock-Based Compensation Plans, include the fair market value of investments in various mutual funds and shares of the Company’s common stock. The fair market value of these investments is determined by quoted market prices and is adjusted to the current market price at the end of each reporting period. The investments held in mutual funds, classified as trading securities, had a fair market value of approximately $0.9 million and $0.7 million at September 30, 2006 and December 31, 2005 and are included in “Prepaid expenses and other current assets” and “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets, respectively. These investments were comprised of 75% equity securities and 25% debt securities at September 30, 2006 and 55% equity securities and 45% debt securities at December 31, 2005. During the three and nine months ended September 30, 2006, the Company recorded $0.1 million in unrealized gains from holding these investments which is included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations (none in the comparable 2005 period.)
The investments held in the Company’s common stock had a carrying value of approximately $0.4 million and $0.5 million at September 30, 2006 and December 31, 2005, respectively, and are included in “Treasury Stock” in the accompanying Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2006, the Company recorded approximately $0.1 million in compensation expense associated with these investments, which is

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2006 and 2005
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies -(continued)
Investments Held in Rabbi Trust — (continued)
included in “General and administrative” in the accompanying Condensed Consolidated Statements of Operations (none in the comparable 2005 period.)
Property and Equipment — The carrying value of property and equipment, including leased assets, to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. During the three months ended March 31, 2006, based on the Company’s evaluation for impairment, the Company recorded a $0.4 million impairment charge for property and equipment in one of its underutilized European customer contact management centers. This impairment charge represented the amount by which the carrying value of the assets exceeded the estimated fair value of those assets which cannot be redeployed to other locations. Additionally, during the three months ended September 30, 2006, the Company recorded an impairment charge of $0.1 million for property and equipment no longer used in one of its Philippine facilities. Except as noted above, the Company determined that its property and equipment, including the idle facility in Perry County, Kentucky, were not impaired as of September 30, 2006.
On September 13, 2006, the Company sold its third party leased U.S. customer contact management centers located in Palatka, Florida, Pikeville, Kentucky, Ada, Oklahoma, and Manhattan, Kansas to an unrelated third party for cash totaling $14.6 million, net of selling costs, resulting in a net gain of $13.9 million. The net book value of the facilities of $6.3 million and other related assets of $0.5 million were offset by the related deferred grants of $6.1 million. The cost of the neighboring vacant land at these locations of $0.5 million, currently held for sale, is classified as “Prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2006 and the related deferred grants of $0.3 million are shown in current liabilities.
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
Foreign Currency and Derivative Instruments — Periodically, the Company enters into foreign currency contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities denominated in a foreign currency. These contracts require the Company to exchange currencies in the future at rates agreed upon at the contract’s inception. The contracts entered into by the Company have been primarily related to the Euro. A foreign currency contract acts as an economic hedge as the gains and losses on these contracts typically offset or partially offset gains and losses on the assets, liabilities, and transactions being hedged. The Company does not designate its foreign currency contracts as accounting hedges and does not hold or issue financial instruments for speculative or trading purposes. Foreign currency contracts are accounted for on a mark-to-market basis, with unrealized gains or losses recognized as a component of other income (expense). There were no realized and unrealized gains or losses related to these contracts for the three and nine months ended September 30, 2006 and 2005.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2006 and 2005
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies -(continued)
Recent Accounting Pronouncements — In March 2004, the Emerging Issues Task Force (the “EITF”) reached a consensus on Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment evaluations for securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step test to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB delayed the effective date of the recognition and measurement provisions of EITF 03-1. However, the disclosure provisions were effective for fiscal years ending after June 15, 2004. In November 2005, the FASB issued final FASB Staff Position Nos. SFAS 115-1 and SFAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which superseded EITF 03-1 and provided similar guidance. The Company adopted the guidance in these standards on January 1, 2006. The impact of this adoption did not have a material impact on the financial condition, results of operations or cash flows of the Company.
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
In February 2006, the FASB issued SFAS No. 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 (SFAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations or cash flows.
In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6 (FIN 46(R)-6), “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning the first day of the first reporting period after June 15, 2006. FIN 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of FIN 46(R)-6 did not have a material impact on the financial condition, results of operations or cash flows of the Company.
In July 2006, the FASB issued FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on its financial condition, results of operations and cash flows.
In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years ending on

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2006 and 2005
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies -(continued)
Recent Accounting Pronouncements — (continued)
or after November 15, 2007. The Company is currently evaluating the impact of this standard on its financial condition, results of operations and cash flows.
In September 2006, the FASB issued SFAS No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of a company’s year-end balance sheet date is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of this standard on its financial condition, results of operations and cash flows.
In September 2006, the SEC issued Staff Accounting Bulletin No, 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of the carryover or a reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged. The Company is currently evaluating the impact of this standard, but does not expect the adoption of this standard to have a material impact on its financial position, results of operations or cash flows.
Note 2 — Acquisition
On July 3, 2006, the Company completed the acquisition of all the outstanding shares of capital stock Centro Interacción Multimedia, S.A. (“Apex”), an established customer contact management solutions and services provider headquartered in the City of Cordoba, Argentina. Apex serves clients in Argentina, Mexico and the United States. The results of operations of Apex have been included in the Company’s results of operations for its America’s segment beginning in the third quarter of 2006. Client programs range from in-bound customer care and help-desk/technical support to out-bound sales and cross selling within the business-to-consumer and certain business-to-business segments for Internet Service Providers, wireless carriers and credit card companies. The Company acquired these operations in an effort to broaden its operations in a growing market in the communications and financial services verticals. The purchase price for the shares was $27.4 million less $0.4 million, representing APEX’s obligations on certain of its capital leases as of the closing date, for a net purchase price of $27.0 million, eighty percent of which ($21.6 million) was paid in cash from offshore operations and twenty percent of which ($5.4 million) was paid by the delivery of 330,992 shares of the common stock of the Company, valued at $16.324 per share. Of the net purchase price of $27.0 million, $5.0 million was paid to an escrow account (eighty percent in cash and twenty percent in common stock) to secure the sellers’ indemnification obligations and to provide for a holdback of the purchase price until amounts billed by Apex to a major client reach established targets. At the end of a two-year escrow period, any portion of the cash and stock not retained to satisfy the holdback provisions of the purchase price will be returned to the sellers. Based on a third-party valuation, the net purchase price of $27.0 million less the $5.0 million contingent purchase price held in escrow plus direct acquisition costs of $0.5 million, or $22.5 million, resulted in a purchase price allocation to net assets of $4.2 million, to purchased intangible assets of $6.9 million (primarily customer relationships, existing technologies and covenants not to compete) and to goodwill of $14.3 million less a deferred tax liability of $2.9 million. The purchased intangible assets (other than goodwill) are amortized over a period of two to six years.
On July 3, 2006, after the acquisition of Apex was completed, the Company contributed additional capital of $1.3 million to Apex for working capital support and general corporate purposes.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2006 and 2005
(Unaudited)
Note 2 — Acquisition — (continued)
The following unaudited pro forma data summarizes the combined results of operations of Sykes and Apex for all periods presented as if the combination had been consummated on January 1, 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$149,287	$127,952	$429,652	$380,073

Income before provision for income taxes	$23,128	$8,340	$43,249	$21,227

Net income	$16,514	$7,310	$35,925	$15,991

Net income per diluted share	$0.41	$0.18	$0.90	$0.40
Estimated future amortization expense for the five succeeding years excluding the effects of the contingent purchase price held in escrow is as follows (in thousands):

Year Ending December 31,	Amount
2006 (remaining three months)	$316
2007	$1,264
2008	$1,214
2009	$1,137
2010	$1,110
Note 3 — Goodwill and Purchased and Other Intangibles, Net
Goodwill — In accordance with SFAS No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” the Company reviews goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently in the presence of certain circumstances, by applying a fair value based test. Fair value of goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under SFAS 142, the carrying value of assets is calculated at the lowest levels for which there are identifiable cash flows (the “reporting unit”). If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. The Company completed its annual goodwill impairment test during the third quarter of 2006 and determined that the carrying amount of goodwill was not impaired. The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time.
Intangible Assets — SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company periodically evaluates the recoverability of intangible assets and takes into account events or changes in circumstances that warrant revised estimates of useful lives or that indicate an impairment exists.
The Company amortizes acquired intangible assets with definite lives, primarily customer relationships, trade name, existing technologies and covenants not to compete, using the straight-line method over their estimated periods of benefit, generally ranging from two to fifteen years. Amortization expense was $0.4 million and $0.6 million during the three and nine months ended September 30, 2006 and $0.1 million and $0.2 million during the comparable 2005 periods, respectively.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2006 and 2005
(Unaudited)
Note 3 — Goodwill and Purchased and Other Intangibles, Net — (continued)
The following table presents the purchased intangibles, subject to amortization (in thousands):

	September 30,	December 31,
	2006	2005
Gross Carrying Amount	$9,351	$2,432
Accumulated Amortization	(949)	(320)

Net Carrying Amount	$8,402	$2,112

The increase in purchased intangibles during the nine months ended September 30, 2006 was due to the Apex acquisition in Argentina, as discussed in Note 2, Acquisitions.
Estimated future amortization expense for the five succeeding years, including estimates for the Apex acquisition discussed in Note 2, is as follows (in thousands):

Year Ending December 31,	Amount
2006 (remaining three months)	$416
2007	$1,532
2008	$1,349
2009	$1,268
2010	$1,240
Note 4 — Deferred Revenue
The components of deferred revenue consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Future service	$28,018	$24,247
Penalties and holdbacks	4,014	925

	$32,032	$25,172

Note 5 — Accumulated Other Comprehensive Income (Loss)
The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes rules for the reporting of comprehensive income (loss) and its components.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2006 and 2005
(Unaudited)
Note 5 — Accumulated Other Comprehensive Income (Loss) — (continued)
The components of accumulated other comprehensive income (loss) include foreign currency translation adjustments as follows (in thousands):

Accumulated
Other
Comprehensive
Income (Loss)
Balance at January 1, 2005	$4,871
Foreign currency translation adjustment	(8,540)
Less: foreign currency translation loss included in net income (no tax effect)	234

Balance at December 31, 2005	(3,435)
Foreign currency translation adjustment	6,646

Balance at September 30, 2006	$3,211

Earnings associated with the Company’s investments in its international subsidiaries are considered to be permanently invested and no provision for United States federal and state income taxes on those earnings or translation adjustments has been provided.
Note 6 — Termination Costs Associated with Exit Activities
On November 3, 2005, the Company committed to a plan (the “Plan”) to reduce its workforce by approximately 200 people in one of its European customer contact management centers in Germany in response to the October 2005 contractual expiration of a technology client program, which previously had generated annual revenues of approximately $12.0 million. The Company expected to complete the Plan by the end of the third quarter of 2006; however, due to a contract extension, the Company now expects to complete the Plan by the end of the second quarter of 2007. The Company estimates it will incur total charges related to the Plan of approximately $1.6 million to $1.9 million, an increase of $0.3 million from December 31, 2005. These charges include approximately $1.3 million to $1.5 million for severance and related costs and $0.1 million to $0.2 million for other exit costs. Additionally the Company ceased using certain property and equipment estimated at $0.2 million, and depreciated these assets over a shortened useful life, which approximates eight months. As a result, the Company recorded additional depreciation of approximately $0.2 million during the nine months ended September 30, 2006. Termination costs of $0.8 million are included in “Direct salaries and related costs” in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2006. Cash payments related to termination costs made under the Plan totaled $0.6 million for the nine months ended September 30, 2006. Termination costs to date approximate $1.3 million as of September 30, 2006 with cash payments to date of $0.6 million.
On January 19, 2005, the Company announced to its workforce that, as part of its continued efforts to optimize assets and improve operating performance, it would migrate the call volumes of the customer contact management services and related operations from its Bangalore, India facility, a component of the Company’s Americas segment, to other offshore facilities. Before the plan of migration, the Company’s Bangalore facility generated approximately $0.9 million in revenue in the first quarter of 2005, the last full quarter of operations. The Company substantially completed the plan of migration, including the redeployment of site infrastructure and the recruiting, training and ramping-up of agents associated with the migration of Bangalore call volumes to other offshore facilities, in the second quarter of 2005. In connection with this migration, the Company terminated 413 employees and accrued over their remaining service period, an estimated liability for termination costs of $0.2 million million based on the fair value as of the termination date, in accordance SFAS No. 146, “Accounting for Costs associated with Exit or Disposal Activities.” These termination costs are included in “Direct salaries and related costs” in the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2005, respectively. Cash payments related to these termination costs totaled $0.1 million and $0.2 million during the three and nine months ended September 30, 2005, respectively.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2006 and 2005
(Unaudited)
Note 7 — Restructuring and Other Charges
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
The Company also announced, after a comprehensive review of operations, its decision to exit certain non-core, lower margin businesses to reduce costs, improve operating efficiencies and focus on its core competencies of technical support, customer service and consulting solutions. As a result, the Company recorded $20.9 million in

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2006 and 2005
(Unaudited)
Note 7 — Restructuring and Other Charges — (continued)
2000 Charges — (continued)
restructuring and other charges during the fourth quarter of 2000 related to the closure of its U.S. fulfillment operations, the consolidation of its Tampa, Florida technical support center and the exit of its worldwide localization operations. Included in the fourth quarter 2000 restructuring and other charges is a $2.4 million severance payment related to the employment contract of the Company’s former President. In connection with the fourth quarter 2000 restructuring, the Company reduced the number of employees by 245 during the first half of 2001 and satisfied a significant portion of the remaining lease obligations related to the closed facilities during 2001.
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

Note 8 — Borrowings
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
The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at the Company’s option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 2.25%. In addition, a commitment fee of up to 0.50% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2008, are secured by a pledge of 65% of the stock of each of the Company’s active direct foreign subsidiaries. The Credit Facility prohibits the Company from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings during the three and nine months ended September 30, 2006 and no outstanding balances as of September 30, 2006 with $50.0 million availability on the Credit Facility.
Note 9 — Income Taxes
The Company’s effective tax rate was 15.7% and 23.8% for the nine months ended September 30, 2006 and 2005, respectively. The 8.1% decrease in the effective tax rate was primarily due to tax benefits of approximately $3.0

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2006 and 2005
(Unaudited)
Note 9 — Income Taxes — (continued)
million resulting from the Canadian tax appeals settlement, additional income earned in tax holiday jurisdictions accompanied by the shift in the mix of earnings within tax jurisdictions and the effects of permanent differences, valuation allowances, foreign withholdings and other taxes, state income taxes and foreign income tax rate differentials. The differences in the Company’s effective tax rate of 15.7% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to tax benefits of approximately $3.0 million resulting from the Canadian tax appeals settlement and additional income earned in tax holiday jurisdictions; accompanied by the effects of requisite valuation allowances, permanent differences, foreign withholding and other taxes, state income taxes and foreign income tax rate differentials.
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
As of September 30, 2006 and December 31, 2005, the Company had a contingent income tax liability of $2.2 million and $3.2 million, respectively, consisting of amounts for subsidiaries located in both the Americas and EMEA segments that is included in “Income taxes payable” in the accompanying Condensed Consolidated Balance Sheets. The net decrease of $1.0 million was primarily due to tax benefits resulting from the Canadian tax appeals settlement for tax years 1993 through 1998, partially offset by federal and provincial determinations made by the Canadian tax authorities in the tax examinations for tax years 1999 through 2003. The amount of the contingent liability is based on an estimate of the probable liability in accordance with SFAS No. 5 “Accounting for Contingencies”, using available evidence, including detailed analyses of the potential income tax issues, income tax assessments and notices of disallowance, consultation with independent outside tax and legal advisors and the Company’s historical experience in settling similar issues without additional income tax liability. Management believes that the $2.2 million contingent income tax liability, a net decrease of $1.0 million from December 31, 2005, is the probable amount that will be paid upon settlement of the related tax audits based on current available evidence and issues and does not believe there would be a material impact on liquidity beyond what has been provided for in “Income taxes payable.”
Note 10 — Earnings Per Share
Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options, stock appreciation rights, common stock units and shares held in a rabbi trust using the treasury stock method. Options to purchase 0.1 million shares and 0.3 million shares of common stock at various prices for the three and nine month periods ended September 30, 2006 and 0.3 million shares and 1.4 million shares of common stock for the comparable 2005 periods were antidilutive and were excluded from the calculation of diluted earnings per share.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2006 and 2005
(Unaudited)
Note 10 — Earnings Per Share — (continued)
The numbers of shares used in the earnings per share computations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Basic:
Weighted average common shares outstanding	40,181	39,291	39,744	39,242
Diluted:
Dilutive effect of stock options, stock appreciation rights and common stock units	316	275	369	183

Total weighted average diluted shares outstanding	40,497	39,566	40,113	39,425

On August 5, 2002, the Company’s Board of Directors authorized the Company to purchase up to three million shares of its outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the nine months ended September 30, 2006, the Company made no purchases under the 2002 repurchase program.
Note 11 — Segments and Geographic Information
The Company operates within two regions, the “Americas” and “EMEA” which represented 69.1% and 30.9%, respectively, of the Company’s consolidated revenues for the three months ended September 30, 2006 and 67.9% and 32.1%, respectively, of the Company’s consolidated revenues for the nine months ended September 30, 2006. In the comparable 2005 periods, the Americas and EMEA regions represented 65.5% and 34.5%, respectively, of the Company’s consolidated revenues for the three months ended September 30, 2005 and 63.4% and 36.6%, respectively, of the Company’s consolidated revenues for the nine months ended September 30, 2005. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The Company aligns its business into two segments to effectively manage the business and support the customer care needs of every client and to respond to the demand of the Company’s global customers.
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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2006 and 2005
(Unaudited)
Note 11 — Segments and Geographic Information — (continued)
Information about the Company’s reportable segments for the three and nine months ended September 30, 2006 compared to the corresponding prior year periods, is as follows (in thousands):

				Consolidated
	Americas	EMEA	Other (1)	Total

Three Months Ended September 30, 2006:
Revenues	$103,184	$46,103		$149,287
Depreciation and amortization	$5,215	$1,107		$6,322

Income (loss) from operations before impairment of long-lived assets	$29,457	$3,217	$(10,814)	$21,860
Impairment of long-lived assets			(63)	(63)

Income from operations				21,797
Other income			1,331	1,331
Provision for income taxes			(6,614)	(6,614)

Net income				$16,514

Three Months Ended September 30, 2005:
Revenues	$80,310	$42,286		$122,596
Depreciation and amortization	$5,388	$1,249		$6,637

Income (loss) from operations before impairment of long-lived assets	$13,174	$2,338	$(8,503)	$7,009
Impairment of long-lived assets			(605)	(605)

Income from operations				6,404
Other income			1,278	1,278
Provision for income taxes			(812)	(812)

Net income				$6,870

Nine Months Ended September 30, 2006:
Revenues	$282,393	$133,202		$415,595
Depreciation and amortization	$14,740	$3,460		$18,200

Income (loss) from operations before impairment of long-lived assets	$56,633	$5,591	$(26,792)	$35,432
Impairment of long-lived assets			(445)	(445)

Income from operations				34,987
Other income				5,577
Provision for income taxes				(6,380)

Net income				$34,184

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2006 and 2005
(Unaudited)
Note 11 — Segments and Geographic Information — (continued)

				Consolidated
	Americas	EMEA	Other (1)	Total

Nine Months Ended September 30, 2005:
Revenues	$231,980	$134,182		$366,162
Depreciation and amortization	$15,566	$4,361		$19,927

Income (loss) from operations before reversal of restructuring and other charges and before impairment of long-lived assets	$35,396	$5,973	$(23,812)	$17,557
Reversal of restructuring and other charges			314	314
Impairment of long-lived assets			(605)	(605)

Income from operations				17,266
Other income			2,161	2,161
Provision for income taxes			(4,615)	(4,615)

Net income				$14,812

(1)	Other items (including corporate costs, restructuring and impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three and nine months ended September 30, 2006 and 2005. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2005. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.
The Americas’ revenues included $14.5 million and $32.1 million, or 9.7% and 7.7%, respectively, of consolidated revenues for the three and nine months ended September 30, 2006, from a leading systems integrator that represents a major provider of communication services to whom the Company provides various outsourced customer contact management services. During the three and nine months ended September 30, 2005, the Company had no clients that exceeded ten percent of consolidated revenues.
Note 12 — Stock-Based Compensation
A detailed description of each of the Company’s stock-based compensation plans is provided below, including the 2001 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. Stock-based compensation expense related to these plans, which is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations, was $0.6 million and $1.7 million for the three and nine months ended September 30, 2006. The costs for the comparable 2005 periods were $0.1 million and $0.4 million. There were no related income tax benefits recognized in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006. In addition, the Company (reversed) realized the benefit of tax deductions in excess of recognized tax benefits of $(0.6) million and $0.1 million from the exercise of stock options in the three and nine months ended September 30, 2006, respectively. There were no capitalized stock-based compensation costs at September 30, 2006.
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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2006 and 2005
(Unaudited)
Note 12 — Stock-Based Compensation (continued)
Stock Options — Options are granted at fair market value on the date of the grant and generally vest over one to four years. All options granted under the Plan expire if not exercised by the tenth anniversary of their grant date. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions. The fair value of the stock option awards is expensed on a straight-line basis over the vesting period of the award. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Exercises and forfeitures are estimated within the valuation model using employee termination and other historical data. The expected term of the stock option awards granted is derived from historical exercise experience under the Plan and represents the period of time that stock option awards granted are expected to be outstanding. No stock options were granted during the nine months ended September 30, 2006 and 2005.
The following table summarizes stock option activity under the Plan as of September 30, 2006, and changes during the nine months then ended:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
Stock Options	(000s)	Price	(in years)	(000s)

Outstanding at January 1, 2006	1,213	$10.03
Granted	—	—
Exercised	(614)	7.07
Forfeited or expired	(15)	11.32

Outstanding at September 30, 2006	584	$13.10	4.13	$—

Vested or expected to vest at September 30, 2006	569	$13.37	4.08	$—

Exercisable at September 30, 2006	569	$13.37	4.08	$—

There is no intrinsic value for options exercised during the three and nine months ended September 30, 2006 and 2005 since the exercise price of the options is the same as the market price of the underlying stock on the date of grant.
The following table summarizes the status of nonvested stock options under the Plan as of September 30, 2006, and changes during the nine months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Stock Options	(In thousands)	Fair Value

Nonvested at January 1, 2006	93	$7.63
Granted	—	$—
Vested	(78)	$8.51
Forfeited	—	$—

Nonvested at September 30, 2006	15	$3.15

As of September 30, 2006, there was $6 thousand of total unrecognized compensation cost related to the nonvested stock options granted under the Plan (the effect of estimated forfeitures is not material.) This cost is expected to be recognized over a weighted-average period of three months. The total fair value of stock options vested during the nine months ended September 30, 2006 and 2005, was $0.7 million and $0.5 million, respectively.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2006 and 2005
(Unaudited)
Note 12 — Stock-Based Compensation (continued)
Stock Options — (continued)
Cash received from stock options exercised under all stock-based compensation plans for the nine months ended September 30, 2006 and 2005, was $4.3 million and $0.5 million, respectively. The actual tax benefit realized for the tax deductions from these stock option exercises totaled $0.1 million for the nine months ended September 30, 2006 (not material in the comparable 2005 period.)
Stock Appreciation Rights — On March 29, 2006, the Company’s Board of Directors, at the recommendation of the Compensation and Human Resource Development Committee (the “Committee”), approved awards of stock-settled stock appreciation rights (“SARs”) for a number of eligible participants. SARs represent the right to receive, without payment to the Company, a certain number of shares of common stock, as determined by the Committee, equal to the amount by which the fair market value of a share of common stock exceeds the grant price at the time of exercise.
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
The SARs are exercisable within three months after the death, disability, retirement or termination of the participant’s employment with the Company, if and to the extent the SARs were exercisable immediately prior to such termination. If the participant’s employment is terminated for cause, or the participant terminates his or her own employment with the Company, any portion of the SARs not yet exercised (whether or not vested) terminates immediately on the date of termination of employment.
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
The following table summarizes the assumptions used to estimate the fair value of SARs granted during the nine months ended September 30, 2006 (no SARs were granted in the comparable 2005 period):

Nine Months
Ended September 30,
2006
Expected volatility	61%
Weighted-average volatility	61%
Expected dividends	—
Expected term (in years)	3.8
Risk-free rate	4.8%

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2006 and 2005
(Unaudited)
Note 12 — Stock-Based Compensation (continued)
Stock Appreciation Rights — (continued)
The following table summarizes SARs activity under the Plan as of September 30, 2006, and changes during the nine months then ended:

Weighted
Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
Stock Appreciation Rights	(000s)	Price	(in years)	(000s)

Outstanding at January 1, 2006	—	$—
Granted	126	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at September 30, 2006	126	$—	9.5	$—

Vested or expected to vest at September 30, 2006	—	$—	—	$—

Exercisable at September 30, 2006	—	$—	—	$—

The weighted-average grant-date fair value of the SARs granted during the nine months ended September 30, 2006 was $7.28. No SARs were exercised during the nine months ended September 30, 2006.
The following table summarizes the status of nonvested SARs under the Plan as of September 30, 2006, and changes during the nine months then ended:

Weighted
Average
	Shares	Grant-Date
Nonvested Stock Appreciation Rights	(In thousands)	Fair Value

Nonvested at January 1, 2006	—	$—
Granted	126	$7.28
Vested	—	$—
Forfeited	—	$—

Nonvested at September 30, 2006	126	$7.28

As of September 30, 2006, there was $0.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock appreciation rights granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.5 years. None of the SARs vested during the nine months ended September 30, 2006.
Restricted Shares — On March 29, 2006, May 24, 2006 and July 3, 2006, the Company’s Board of Directors, at the recommendation of the Committee, approved awards of performance-based restricted shares (“Restricted Shares”) for a number of eligible participants. The Restricted Shares represent shares of the Company’s common stock which are issued to the participant subject to (a) restrictions on transfer for a period of time and (b) forfeiture under certain conditions. The performance goals, including revenue growth and income from operations targets, provide a range of vesting possibilities from 0% to 100% and will be measured as of December 31, 2007 for the 2006-2007 performance period and as of December 31, 2008 for the 2006-2008 performance period. If the performance conditions are met for the 2006-2007 performance period and for the 2006-2008 performance period, the shares will vest and all restrictions on the transfer of the Restricted Shares will lapse on March 29, 2008 and March 29, 2009, respectively. The Company recognizes compensation cost, net of estimated forfeitures, based on the fair value

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2006 and 2005
(Unaudited)
Note 12 — Stock-Based Compensation (continued)
Restricted Shares — (continued)
(which approximates the current market price) of the Restricted Shares on the date of grant ratably over the requisite service period based on the probability of achieving the performance goals, as determined in accordance with SFAS No. 5, “Accounting for Contingencies.” Changes in the probability of achieving the performance goals from period to period will result in corresponding changes in compensation expense.
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
The following table summarizes the status of nonvested Restricted Shares under the Plan as of September 30, 2006, and changes during the nine months then ended:

Weighted
Average
	Shares	Grant-Date
Nonvested Restricted Shares	(In thousands)	Fair Value

Nonvested at January 1, 2006	—	$—
Granted	300	$14.87
Vested	—	$—
Forfeited	—	$—

Nonvested at September 30, 2006	300	$14.87

As of September 30, 2006, based on the probability of achieving the performance goals, there was $3.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted shares granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.3 years. None of the restricted shares vested during the nine months ended September 30, 2006.
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
Additionally, the 2004 Fee Plan provides that each non-employee Director receives on the day after the annual shareholders’ meeting, an annual retainer for service as a non-employee Director, the amount of which shall be

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2006 and 2005
(Unaudited)
Note 12 — Stock-Based Compensation (continued)
2004 Non-Employee Director Fee Plan — (continued)
determined from time to time by the Board (currently set at $50,000) to be paid 75% in CSUs and 25% in cash. The number of CSUs to be granted under the 2004 Fee Plan will be determined by dividing the amount of the annual retainer by an amount equal to 105% of the average of the closing prices for the Company’s common stock on the five trading days preceding the award date (the day after the annual meeting). The annual grant of CSUs will vest in two equal installments, one-half on the date of each of the following two annual shareholders’ meetings. There were grants of 30 thousand and 103 thousand CSUs issued under the 2004 Fee Plan during the nine months ended September 30, 2006 and 2005, respectively.
The following table summarizes the status of the nonvested CSUs under the 2004 Fee Plan as of September 30, 2006, and changes during the nine months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Common Stock Units	(In thousands)	Fair Value

Nonvested at January 1, 2006	72	$8.26
Granted	30	$16.85
Vested	(46)	$8.25
Forfeited	—	$—

Nonvested at September 30, 2006	56	$12.81

As of September 30, 2006, there was $0.6 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted under the 2004 Fee Plan. This cost is expected to be recognized over a weighted-average period of 1.5 years. During the nine months ended September 30, 2006 and 2005, a total of 46 thousand and 31 thousand CSUs vested, respectively.
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
Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board of Directors effective December 17, 1998 and amended on March 29, 2006 and May 23, 2006. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president and senior vice presidents and $7,500 per year for vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (See Note 1, Summary of Accounting Policies, under Investments Held in Rabbi Trust.) The Deferred Compensation Plan’s assets totaled $0.9 million and $0.7 million at September 30, 2006 and December 31, 2005, respectively, excluding the Company’s common stock match, while liabilities totaled $0.9 million and $1.0 million, respectively. As of September 30, 2006 and December 31, 2005, the liabilities of the Deferred Compensation Plan were recorded in treasury stock and additional paid-in capital, as appropriate, and accrued employee compensation and benefits as of September 30, 2006 and other long-term liabilities as of December 31, 2005 in the accompanying Condensed Consolidated Balance Sheets.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2006 and 2005
(Unaudited)
Note 12 — Stock-Based Compensation (continued)
Deferred Compensation Plan — (continued)
The following table summarizes the status of the nonvested common stock issued under the Deferred Compensation Plan as of September 30, 2006, and changes during the nine months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Common Stock	(In thousands)	Fair Value

Nonvested at January 1, 2006	21	$6.41
Granted	6	$15.23
Vested	(18)	$10.31
Forfeited	—	$—

Nonvested at September 30, 2006	9	$8.71

As of September 30, 2006, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of the common stock vested during the nine months ended September 30, 2006 was $0.4 million and $0.1 million for the comparable 2005 period.
The deferred compensation obligation of $0.9 million, which was previously included in “Other long-term liabilities” as of December 31, 2005 is now included in “Accrued employee compensation and benefits” as of September 30, 2006 in the accompanying Condensed Consolidated Balance Sheets.
Cash used to settle the Company’s obligation under the Deferred Compensation Plan was less than $0.1 million for the nine months ended September 30, 2006. There were no cash settlements during the comparable 2005 period.
Note 13 — Pension and Other Post-Retirement Benefits
Defined Benefit Pension Plan
The Company sponsors a non-contributory defined benefit pension plan (the “Pension Plan”) for its employees in the Philippines. The Pension Plan provides defined benefits based on years of service and final salary. All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plan. As of September 30, 2006, the Pension Plan is unfunded.
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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2006 and 2005
(Unaudited)
Note 13 — Pension and Other Post-Retirement Benefits
Defined Benefit Pension Plan — (continued)

	December 31, 2005	December 31, 2004
Funded status	$(1,512)	$(830)
Unrecognized net actuarial loss	197	—

Net amount recognized	$(1,315)	$(830)

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
The following table provides information about net periodic benefit cost for the Pension Plan for the three and nine months ended September 30, 2006 and September 30, 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$91	$—	$409	$633
Interest cost	45	—	202	—
Recognized actuarial losses	—	—	—	—

Net periodic benefit cost	$136	$—	$611	$633

Weighted-average actuarial assumptions used to determine net periodic benefit cost for the three and nine months ended September 30, 2006 and September 30, 2005 were as follows:

	December 31, 2005	December 31, 2004
Discount rate	12%	12%
Rate of compensation increase	8%	8%
The Company does not expect to make cash contributions to its Pension Plan during 2006.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2006 and 2005
(Unaudited)
Note 13 — Pension and Other Post-Retirement Benefits — (continued)
Defined Benefit Pension Plan — (continued)
The estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2006 (remaining three months)	$—
2007	$—
2008	$—
2009	$—
2010	$73
2011 through 2015	$395
Post-Retirement Defined Contribution Healthcare Plan
On January 1, 2005, the Company established a Post-Retirement Defined Contribution Healthcare Plan (the “Healthcare Plan”) for eligible employees meeting certain service and age requirements. The Healthcare Plan is fully funded by the participants and accordingly, the Company does not recognize expense relating to the Healthcare Plan.
Note 14 — Loss Contingency
One of the Company’s European subsidiaries has received several inquiries from a regulatory agency related to privacy claims associated with the alleged inappropriate acquisition of personal bank account information. Two of the inquiries have resulted in sanctions by the regulatory agency against the Company approximating $0.7 million. In order to appeal the sanctions through the court system, the Company issued a bank guarantee. Management bel ieves that the sanctions made in connection with this matter are without merit and intends to vigorously pursue the reversal of the proposed sanctions. The Company has recorded these amounts in “Deferred Charges and Other Assets” in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2006. The Company has not accrued any amounts related to these claims under SFAS No. 5, “Accounting for Contingencies” because it does not believe that a loss is proba ble, and it is not currently possible to reasonably estimate the amount of any loss related to these claims.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Sykes Enterprises, Incorporated
400 N. Ashley Drive
Tampa, FL 33602
We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of September 30, 2006, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2006 and 2005, of changes in shareholders’ equity for the nine-month periods ended September 30, 2006 and 2005 and for the three-month period ended December 31, 2005, and cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
November 7, 2006

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Results of Operations
The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$149,287	$122,596	$415,595	$366,162
Percentage of revenues	100.0%	100.0%	100.0%	100.0%

Direct salaries and related costs	$94,016	$75,247	$263,410	$228,702
Percentage of revenues	63.0%	61.4%	63.4%	62.5%

General and administrative expenses	$47,281	$40,387	$130,609	$121,646
Percentage of revenues	31.7%	32.9%	31.4%	33.2%

Net gain on disposal of property and equipment	$(13,870)	$(47)	$(13,856)	$(1,743)
Percentage of revenues	(9.3)%	—%	(3.3)%	(0.5)%

Impairment of long-lived assets	$63	$605	$445	$605
Percentage of revenues	—%	0.5%	0.1%	0.2%

Reversal of restructuring and other charges	$—	$—	$—	$(314)
Percentage of revenues	—%	—%	—%	(0.1)%

Income from operations	$21,797	$6,404	$34,987	$17,266
Percentage of revenues	14.6%	5.2%	8.4%	4.7%
The following table summarizes our revenues, for the periods indicated, by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Americas	$103,184	$80,310	$282,393	$231,980
EMEA	46,103	42,286	133,202	134,182

Consolidated	$149,287	$122,596	$415,595	$366,162

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Revenues
For the three months ended September 30, 2006, we recognized consolidated revenues of $149.3 million, an increase of $26.7 million, or 21.8%, from $122.6 million of consolidated revenues for the comparable 2005 period.
On a geographic segmentation basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 69.1%, or $103.2 million, for the three months ended September 30, 2006, compared to 65.5%, or $80.3 million, for the comparable 2005 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 30.9%, or $46.1 million, for the three months ended September 30, 2006, compared to 34.5%, or $42.3 million, for the comparable 2005 period.
The increase in the Americas’ revenue of $22.9 million, or 28.5%, for the three months ended September 30, 2006, compared to the same period in 2005, reflects a broad-based growth in client call volumes, including new

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
and existing client programs, within our offshore operations, Canada and the United States as well as a full quarter of revenue generated from our newly acquired Argentina operations of $7.6 million. Revenues from new and existing client programs in our offshore operations represented 39.8% of consolidated revenues on 13,300 seats for the three months ended September 30, 2006, compared to 33.3% on 10,100 seats for the comparable 2005 period. The trend of generating more of our revenues from new and existing client programs in our offshore operations is likely to continue in 2006. While operating margins generated offshore are generally comparable or higher than those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce and costs of functional currency fluctuations in offshore markets.
EMEA revenues increased $3.8 million, or 9.0%, for the three months ended September 30, 2006, compared to the same period in 2005. EMEA revenues for the third quarter of 2006 experienced a $2.0 million increase as a result of the strength in the Euro compared to the same period in 2005. Excluding this foreign currency impact, EMEA revenues increased $1.8 million compared with the same period last year. This increase reflects modest growth in client call volumes, including new and existing client programs offset by certain program expirations.
Direct Salaries and Related Costs
Direct salaries and related costs increased $18.7 million, or 24.8%, to $94.0 million for the three months ended September 30, 2006, from $75.3 million in the comparable 2005 period. This increase included $5.0 million of direct salaries and related costs from our newly acquired Argentina operations primarily consisting of compensation costs.
As a percentage of revenues, direct salaries and related costs increased to 63.0% for the three months ended September 30, 2006, from 61.4% for the comparable 2005 period. This increase was attributable to higher salary costs, including training costs associated with the ramp up of business in our offshore and U.S. operations, and higher auto tow claim costs in Canada, partially offset by lower telephone costs. Although the strengthened Euro positively impacted revenues, it negatively impacted direct salaries and related costs for the three months ended September 30, 2006 by approximately $1.3 million compared to the same period in 2005.
General and Administrative
General and administrative expenses increased $6.9 million to $47.3 million for the three months ended September 30, 2006, from $40.4 million in the comparable 2005 period. This increase included $2.1 million of general and administrative costs from our newly acquired Argentina operations.
As a percentage of revenues, general and administrative expenses decreased to 31.7% for the three months ended September 30, 2006 from 32.9% for the comparable 2005 period. This decrease was primarily attributable to lower depreciation expense, telephone costs, legal and professional fees incurred, and lease costs and equipment maintenance incurred, partially offset by a $2.0 million charitable contribution and higher compensation costs including $0.6 million associated with the company’s stock based compensation plans as compared to the same period of 2005. Although the strengthening Euro positively impacted revenues, it negatively impacted general and administrative expenses for the three months ended September 30, 2006 by $0.5 million compared to the same period in 2005.
Net Gain on Disposal of Property and Equipment
The net gain on disposal of property and equipment of $13.9 million for the three months ended September 30, 2006 was primarily a result of the sale of four third party leased U.S. customer contact management centers located in Palatka, Florida, Pikeville, Kentucky, Ada, Oklahoma, and Manhattan, Kansas. This compares to a $0.1 million net gain on disposal of property and equipment for the three months ended September 30, 2005.
Impairment of Long-lived Assets
We recorded an impairment charge of $0.1 million for property and equipment no longer used in our Philippine facilities for the three months ended September 30, 2006. The $0.6 million impairment of long-lived assets for the three months ended September 30, 2005 relates to an asset impairment charge of $0.1 million in India related to the plan of migration of call volumes to other facilities and $0.5 million related to the impairment and subsequent sale of property and equipment located in the United States.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Interest Income
Interest income was $1.4 million for the three months ended September 30, 2006, compared to $0.7 million for the comparable 2005 period reflecting higher levels of average interest-bearing investments in cash and cash equivalents earning higher rates of interest income.
Interest (Expense)
Interest expense was $0.2 million for the three months ended September 30, 2006, compared to $0.1 million for the comparable 2005 period reflecting interest paid on capital leases from our newly acquired Argentina operations. These capital leases were paid in full subsequent to the acquisition and prior to the quarter end.
Income from Rental Operations, Net
Income from rental operations, net was unchanged at $0.3 million for the three months ended September 30, 2006, compared to the comparable 2005 period. We do not currently anticipate future income from rental operations as a result of the September 2006 sale of the four third party leased facilities.
Other Income (Expense)
Other expense, net was $0.2 million for the three months ended September 30, 2006, compared to other income, net of $0.3 million for the comparable 2005 period. The comparable net increase in other expense of $0.5 million was primarily attributable to an increase in foreign currency transaction losses, net of gains. Other income (expense) excludes the effects of cumulative translation effects that are included in Accumulated Other Comprehensive Loss in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.
Provision for Income Taxes
The provision for income taxes of $6.6 million for the three months ended September 30, 2006 was based upon pre-tax book income of $23.1 million, compared to the provision for income taxes of $0.8 million for the comparable 2005 period based upon pre-tax book income of $7.7 million. The effective tax rate for the three months ended September 30, 2006 was 28.6% compared to an effective tax rate of 10.6% for the comparable 2005 period. The 18.0% increase in the effective tax rate was primarily due to a reversal for the three months ended September 30, 2005 of a $0.7 million beginning of the year valuation allowance for one EMEA legal entity resulting from a favorable change in forecasted book income, accompanied by a shift in the mix of earnings within tax jurisdictions and the effects of permanent differences, valuation allowances, foreign withholding and other taxes, state income taxes, and foreign income tax rate differentials.
Net Income
As a result of the foregoing, we reported income from operations for the three months ended September 30, 2006 of $21.8 million, compared to $6.4 million in the comparable 2005 period. This was principally attributable to a $26.7 million increase in revenues, a $13.8 million increase in net gain on disposal of property and equipment and a $0.5 million decrease in impairment charges, offset by a $18.7 million            increase in direct salaries and related costs, a $6.9 million increase in general and administrative expenses, as previously discussed. The $15.4 million increase in income from operations, a $0.7 million increase in interest income, a $0.1 million increase in interest expense and a $0.1 million decrease in income from rental operations, net, a $0.5 million decrease in other income and a $5.8 million higher tax provision resulted in net income of $16.5 million for the three months ended September 30, 2006, an increase of $9.6 million compared to the same period in 2005.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Revenues
For the nine months ended September 30, 2006, we recognized consolidated revenues of $415.6 million, an increase of $49.4 million, or 13.5%, from $366.2 million of consolidated revenues for the comparable 2005 period.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
On a geographic segmentation basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 67.9%, or $282.4 million, for the nine months ended September 30, 2006, compared to 63.4%, or $232.0 million, for the comparable 2005 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 32.1%, or $133.2 million, for the nine months ended September 30, 2006, compared to 36.6%, or $134.2 million, for the comparable 2005 period.
The increase in the Americas’ revenue of $50.4 million, or 21.7%, for the nine months ended September 30, 2006, compared to the same period in 2005, reflects a broad-based growth in client call volumes, including new and existing client programs, within our offshore operations, Canada and the United States as well as a full quarter of revenue generated from our newly acquired Argentina operations. Revenues from new and existing client programs in our offshore operations represented 36.6% of consolidated revenues for the nine months ended September 30, 2006, compared to 31.3% for the comparable 2005 period. The trend of generating more of our revenues from new and existing client programs in our offshore operations is likely to continue in 2006. While operating margins generated offshore are generally comparable or higher than those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce and costs of functional currency fluctuations in offshore markets.
EMEA revenues decreased $1.0 million, or 0.7%, for the nine months ended September 30, 2006, compared to the same period in 2005. EMEA revenues for the nine months ended September 30, 2006 experienced a $1.9 million decline as a result of the weakness in the Euro compared to the same period in 2005. Excluding this foreign currency impact, EMEA revenues increased $0.9 million compared with the same period last year. This increase reflects modest growth in client call volumes, including new and existing client programs offset by certain program expirations.
Direct Salaries and Related Costs
Direct salaries and related costs increased $34.7 million, or 15.2%, to $263.4 million for the nine months ended September 30, 2006, from $228.7 million in the comparable 2005 period. This increase included $5.0 million of direct salaries and related costs from our newly acquired Argentina operations primarily consisting of compensation costs.
As a percentage of revenues, direct salaries and related costs increased to 63.4% for the nine months ended September 30, 2006, from 62.5% for the comparable 2005 period. This increase was attributable to higher salary costs, including training costs associated with the ramp up of business in our offshore and U.S. operations, and higher auto tow claim costs in Canada, partially offset by lower telephone costs. Although the weakened Euro negatively impacted revenues, it positively impacted direct salaries and related costs for the nine months ended September 30, 2006 by approximately $1.3 million compared to the same period in 2005.
General and Administrative
General and administrative expenses increased $9.0 million to $130.6 million for the nine months ended September 30, 2006, from $121.6 million in the comparable 2005 period. This increase included $2.1 million of general and administrative costs from our newly acquired Argentina operations.
As a percentage of revenues, general and administrative expenses decreased to 31.4% for the nine months ended September 30, 2006 from 33.2% for the comparable 2005 period. This decrease was primarily attributable to lower legal and professional fees incurred, depreciation expense, lease costs and equipment maintenance incurred and telephone costs, partially offset by a $2.0 million charitable contribution and higher compensation costs including $1.7 million associated with the company’s stock based compensation plans as compared to the same period of 2005. Although the weakening Euro negatively impacted revenues, it positively impacted general and administrative expenses for the nine months ended September 30, 2006 by $0.5 million compared to the same period in 2005.
Net Gain on Disposal of Property and Equipment
The net gain on disposal of property and equipment of $13.9 million for the nine months ended September 30, 2006 was primarily a result of sale of four third party leased U.S. customer contact management centers located in Palatka, Florida, Pikeville, Kentucky, Ada, Oklahoma, and Manhattan, Kansas. This compares to a $1.7

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
million net gain on disposal of property and equipment for the comparable 2005 period which was primarily a result of a $1.7 million net gain on the sale of our Greeley, Colorado facility.
Impairment of Long-lived Assets
The $0.4 million impairment of long-lived assets for the nine months ended September 30, 2006 related to a $0.3 million asset impairment charge in one of our underutilized European customer contact management centers and a $0.1 million charge for property and equipment no longer used in one of our Philippine facilities. The $0.6 million impairment of long-lived assets for the comparable 2005 period relates to an asset impairment charge of $0.1 million in India related to the plan of migration of call volumes to other facilities and $0.5 million related to the impairment and subsequent sale of property and equipment located in the United States.
Reversal of Restructuring and Other Charges
The $0.3 million reversal of restructuring and other charges for the nine months ended September 30, 2005 relates to the reversal of severance and other costs primarily with the closure of certain European customer contact centers. There was no reversal of restructuring and other charges for the nine months ended September 30, 2006.
Interest Income
Interest income was $5.2 million for the nine months ended September 30, 2006, compared to $1.7 million for the comparable 2005 period reflecting interest income of $1.7 million on a foreign tax settlement as well as higher levels of average interest-bearing investments in cash and cash equivalents earning higher rates of interest income.
Interest (Expense)
Interest expense was $0.5 million for the nine months ended September 30, 2006, compared to $0.6 million for the comparable 2005 period. This decrease reflected higher levels of commitment fees paid on our credit facility in addition to interest paid on a foreign tax settlement for the nine months ended September 30, 2005 offset by $0.1 million interest paid on capital leases from our newly acquired Argentina operations for the nine months ended September 30, 2006.
Income from Rental Operations, Net
Income from rental operations, net was $1.2 million for the nine months ended September 30, 2006, compared to $0.3 million for the comparable 2005 period. The increase of $0.9 million was primarily related to higher rental income of $0.4 million from the leasing of two additional centers in the U.S. in the second and fourth quarters of 2005 and lower depreciation costs of $0.5 million. We do not currently anticipate future income from rental operations as a result of the September 2006 sale of the four third party leased facilities.
Other Income (Expense)
Other expense, net was $0.4 million for the nine months ended September 30, 2006, compared to other income, net of $0.7 million for the comparable 2005 period. The comparable net increase in other expense of $1.1 million was primarily attributable to an increase in foreign currency transaction losses, net of gains. Other income (expense) excludes the effects of cumulative translation effects that are included in Accumulated Other Comprehensive Loss in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.
Provision for Income Taxes
The provision for income taxes of $6.4 million for the nine months ended September 30, 2006 was based upon pre-tax book income of $40.6 million, compared to the provision for income taxes of $4.6 million for the comparable 2005 period based upon pre-tax book income of $19.4 million. The effective tax rate was 15.7% for the nine months ended September 30, 2006 compared to an effective tax rate of 23.8% for the comparable 2005 period. The 8.1% decrease in the effective tax rate for the nine months ended September 30, 2006 was primarily due to 2006 tax benefits of approximately $3.0 million resulting from the Canadian tax appeals settlement partially offset by a 2005 reversal of a $0.7 million beginning of the year valuation allowance for one EMEA

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
legal entity resulting from a favorable change in forecasted business, additional income earned in tax holiday jurisdictions accompanied by a shift in the mix of earnings within tax jurisdictions and the effects of permanent differences, valuation allowances, foreign withholding and other taxes, state income taxes, and foreign income tax rate differentials.
Net Income
As a result of the foregoing, we reported income from operations for the nine months ended September 30, 2006 of $35.0 million, an increase of $17.7 million from the comparable 2005 period. This increase was principally attributable to a $49.4 million increase in revenues, a $12.1 million increase in net gain on disposal of property and equipment and a $0.1 million decrease in impairment of long-lived assets, offset by a $34.7 million increase in direct salaries and related costs, a $9.0 million increase in general and administrative expenses, and a $0.3 million decrease in reversal of restructuring and other charges, as previously discussed. The $17.7 million increase in income from operations, a $3.5 million increase in interest income, a $0.1 million decrease in interest expense and a $0.9 million increase in income from rental operations, net, a $1.1 million decrease in other income and a $1.7 million higher tax provision resulted in net income of $34.2 million for the nine months ended September 30, 2006, an increase of $19.4 million compared to the same period in 2005.
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
On August 5, 2002, the Board of Directors authorized the Company to purchase up to three million shares of our outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the nine months ended September 30, 2006, we did not repurchase common shares under the 2002 repurchase program.
During the nine months ended September 30, 2006, we generated $32.6 million in cash from operating activities, received $15.4 million from the sale of four third party leased U.S. customer contact management centers, $4.3 million in cash from issuance of stock, $0.1 million from the sale of property and equipment and $0.1 from excess tax benefit from stock-based compensation. Further, we used $17.3 million in funds for the purchase of Apex, $11.2 million for capital expenditures, $4.8 million for the purchase of investments, $0.4 million to repay long-term debt and $0.1 million in other investing activities resulting in a $23.1 million increase in available cash (including the favorable effects of international currency exchange rates on cash of $4.4 million).
Net cash flows provided by operating activities for the nine months ended September 30, 2006 were $32.6 million, compared to $37.7 million for the comparable 2005 period. The $5.1 million decrease in net cash flows from operating activities was due to a $16.8 million net decrease in cash flows from assets and liabilities and a net decrease of $7.7 million in non-cash reconciling items such as depreciation expense, stock-based compensation and termination costs associated with exit activities offset by an increase in net income of $19.4 million. This $16.8 million net change was principally a result of a $17.5 million increase in receivables, a $2.2 million decrease in other liabilities and a $2.1 million increase in other assets, offset by a $3.0 million increase in deferred revenue and a $2.0 increase in income taxes payable.
Capital expenditures, which are generally funded by cash generated from operating activities and borrowings available under our credit facilities, were $11.3 million for the nine months ended September 30, 2006, compared to $8.7 million for the comparable 2005 period, an increase of $2.6 million, which was driven primarily by offshore expansion. During the nine months ended September 30, 2006, approximately 18% of the capital expenditures were the result of investing in new and existing customer contact management centers, primarily offshore, and 82% was expended primarily for maintenance and systems infrastructure. In 2006, we anticipate capital expenditures in the range of $16.0 million to $18.0 million.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
On July 3, 2006, the Company completed the acquisition of all the outstanding shares of capital stock of Apex (See Note 2 to the Condensed Consolidated Financial Statements). The net purchase price for the shares was $27.0 million, eighty percent of which ($21.6 million) was paid in cash from offshore operations and twenty percent of which ($5.4 million) was paid by the delivery of common stock of the Company. On July 3, 2006, after the acquisition of Apex was completed, the Company contributed additional capital of $1.3 million to Apex for working capital support and general corporate purposes. In connection with the acquisition, the Company paid $5.0 million of the total net purchase price to an escrow account (eighty percent in cash and twenty percent in common stock) to secure the sellers’ indemnification obligations and to provide for a holdback of the purchase price until amounts billed by Apex to a major client reach established targets. At the end of a two-year escrow period, any portion of the cash and stock not retained to satisfy the holdback provisions of the purchase price will be returned to the sellers.
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
The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at our option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 2.25%. In addition, a commitment fee of up to 0.50% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2008, are secured by a pledge of 65% of the stock of each of our active direct foreign subsidiaries. The Credit Facility prohibits us from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings in the first nine months of 2006 and 2005 and no outstanding balances as of September 30, 2006 and December 31, 2005, with $50.0 million availability on the Credit Facility. At September 30, 2006, we were in compliance with all loan requirements of the Credit Facility.
At September 30, 2006, we had $150.7 million in cash, of which approximately 71.3% or $107.5 million was held in international operations and may be subject to additional taxes if repatriated to the United States.
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
Off-Balance Sheet Arrangements and Other
At September 30, 2006, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

We recognize revenue from licenses of our software products and rights when the agreement has been executed, the product or right has been delivered or provided, collectibility is probable and the software license fees or rights are fixed and determinable. If any portion of the license fees or rights is subject to forfeiture, refund or other contractual contingencies, we defer revenue recognition until these contingencies have been resolved. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue. Deferred revenue included in current liabilities in the accompanying Condensed Consolidated Balance Sheets includes estimated penalties and holdbacks of approximately $4.0 million and $0.9 million as of September 30, 2006 and December 31, 2005, respectively, for failure to meet specified minimum service levels in certain contracts and other performance based contingencies.

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
•	We maintain allowances for doubtful accounts of $2.9 million as of September 30, 2006, or 2.7% of trade receivables, for estimated losses arising from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required which would reduce income from operations.
•	We reduce deferred tax assets by a valuation allowance if, based on the weight of available evidence for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized. The valuation allowance for a particular tax jurisdiction is allocated between current and noncurrent deferred tax assets for that jurisdiction on a pro-rata basis. Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, our estimate of future taxable income and any applicable tax-planning strategies. At December 31, 2005, management determined that a valuation allowance of approximately $28.8 million was necessary to reduce U.S. deferred tax assets by $9.9 million and foreign deferred tax assets by $18.9 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $17.9 million at December 31, 2005 is dependent upon future profitability within each tax jurisdiction. As of September 30, 2006, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax asset will be realized.
•	We review long-lived assets, which had a carrying value of $93.8 million as of September 30, 2006, including goodwill, intangibles and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge or loss to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.
Recent Accounting Pronouncements
In March 2004, the EITF reached a consensus on Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment evaluations for securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step test to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB delayed the effective date of the recognition and measurement provisions of EITF 03-1. However, the disclosure provisions were effective for fiscal years ending after September 15, 2004. In November 2005, the FASB issued final FASB Staff Position Nos. SFAS 115-1 and SFAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which superseded EITF 03-1 and provided similar guidance. We adopted the guidance in these standards on January 1, 2006. The impact of this adoption did not have a material impact on our financial condition, results of operations or cash flows.
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

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
In February 2006, the FASB issued SFAS No. 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 (SFAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.
In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6 (FIN 46(R)-6), “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning the first day of the first reporting period after June 15, 2006. FIN 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of FIN 46(R)-6 did not have a material impact on our financial condition, results of operations or cash flows.
In July 2006, the FASB issued FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our financial condition, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years ending on or after November 15, 2007. We are currently evaluating the impact of this standard on our financial condition, results of operations and cash flows.
In September 2006, the FASB issued SFAS No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of a company’s year-end balance sheet date is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact of this standard on our financial condition, results of operations and cash flows.
In September 2006, the SEC issued Staff Accounting Bulletin No, 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of the carryover or a reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged. We are currently evaluating the impact of this standard, but do not expect the adoption of this standard to have a material impact on its financial position, results of operations or cash flows.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2006
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
There were no realized or unrealized gains or losses related to these foreign currency contracts during the three and nine months ended September 30, 2006 and 2005.
Our exposure to interest rate risk results from variable debt outstanding from time to time under our revolving credit facility. At September 30, 2006, we had no debt outstanding at variable interest rates. We have not historically used derivative instruments to manage exposure to changes in interest rates.
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
Item 4 — Controls and Procedures
As of September 30, 2006, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. We concluded that our disclosure controls and procedures were generally effective as of September 30, 2006, such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2006
Part II — OTHER INFORMATION
Item 1 — Legal Proceedings
One of the Company’s European subsidiaries has received several inquiries from a regulatory agency related to privacy claims associated with the alleged inappropriate acquisition of personal bank account information. Two of the inquiries have resulted in sanctions by the regulatory agency against the Company approximating $0.7 million. In order to appeal the sanctions through the court system, we issued a bank guarantee. We believe that the sanctions made in connection with this matter are without merit and intend to vigorously pursue the reversal of the proposed sanctions. We have recorded these amounts in “Deferred Charges and Other Assets” in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2006. We have not accrued any amounts related to these claims under SFAS No. 5, “Accounting for Contingencies” because we do not believe that a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to these claims.
From time to time, we are involved in legal actions arising in the ordinary course of business. With respect to these matters, we believe that we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Below is a summary of stock repurchases for the quarter ended September 30, 2006 (in thousands, except average price per share). See Note 10, Earnings Per Share, to the Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

			Total Number of
			Shares Purchased as	Maximum Number Of
	Total Number of		Part of Publicly	Shares That May Yet
	Shares	Average Price	Announced Plans or	Be Purchased Under
Period	Purchased (1)	Paid Per Share	Programs	Plans or Programs
July 1, 2006 - July 31, 2006	—	—	1,644	1,356
August 1, 2006 - August 31, 2006	—	—	1,644	1,356
September 1, 2006- September 30, 2006	—	—	1,644	1,356

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3 million with no expiration date.
Item 6 — Exhibits
Exhibits
The following documents are filed as an exhibit to this Report:

15	Awareness letter.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2006
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED (Registrant)
Date: November 7, 2006	By:	/s/ W. Michael Kipphut
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