Form 10-K
period 2006-12-31
SYKES ENTERPRISES INC
filed 2007-03-13
CIK 1010612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended December 31, 2006
Or

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Transition Period From                      To
Commission File Number 0-28274
Sykes Enterprises, Incorporated
(Exact name of registrant as specified in its charter)

Florida	56-1383460
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

400 N. Ashley Drive, Tampa, Florida (Address of principal executive offices)	33602 (Zip Code)
(813) 274-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock $.01 Par Value	Name of each exchange on which registered NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
Yes ☐           No ☑
The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant computed by reference to the closing sales price of such shares on the NASDAQ Global Select Market on June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, was $644,605,270.
As of February 23, 2007, there were 40,609,450 outstanding shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the Proxy Statement for the year 2007 Annual Meeting of Shareholders	Part III Items 10–14

PART I
Item 1. Business
General
     Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES,” “our,” “us” or “we”) is a global leader in providing outsourced customer contact management solutions and services in the business process outsourcing (“BPO”) arena. We provide an array of sophisticated customer contact management solutions to a wide range of clients including Fortune 1000 companies, medium sized businesses, and public institutions around the world, primarily in the communications, technology/consumer, financial services, healthcare, and transportation and leisure industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, India and the Asia Pacific Rim) and EMEA (Europe, Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which includes customer assistance, healthcare and roadside assistance, technical support and product sales to our client’s customers. These services are delivered through multiple communications channels including phone, e-mail, Web and chat. We also provide various enterprise support services in the United States that include services for our client’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including multilingual sales order processing via the Internet and phone, inventory control, product delivery and product returns handling. (See Note 21 to the accompanying Consolidated Financial Statements for information on our segments.) Our complete service offering helps our clients acquire, retain and increase the value of their customer relationships. We have developed an extensive global reach with customer contact management centers throughout the United States, Canada, Europe, Latin America, Asia and Africa. SYKES delivers cost-effective solutions that enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.
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
Industry Overview
     According to industry analysts at Datamonitor, the outsourced customer contact management solutions market was estimated for the United States, Western Europe and the rest of the world to be approximately $13.8 billion, $6.0 billion and $4.0 billion in 2006, respectively. Also, the five primary verticals in which we participate — communications, technology/consumer, financial services, healthcare and transportation and leisure — constitute approximately 80% of the total worldwide market. We believe that growth for outsourced customer contact management solutions and services will be fueled by the trend of global Fortune 1000 companies and medium sized businesses turning to outsourcers to provide high quality, cost-effective, value added customer contact management solutions. Increasingly they are moving toward integrated solutions that consist of a combination of support from our onshore markets in the United States, Canada and Europe and offshore markets in the Asia Pacific Rim and Latin America.
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
     To address these needs, SYKES offers full, global customer contact management solutions that focus on proactively identifying and solving our clients’ business challenges. We provide consistent high-value support for our clients’ customers across the globe in a multitude of languages, leveraging our dynamic, secure communications infrastructure and our global footprint that reaches across 18 countries. This global footprint includes established operations in both onshore and offshore geographic markets where companies have access to high quality customer contact management solutions at lower costs compared to other markets.
Business Strategy
     Our goal is to provide enhanced customer contact management solutions and services in a proactive and responsive manner, acting as a partner in our client’s business. We anticipate trends and deliver new ways of growing our clients’ customer satisfaction and retention rates, thus profit, through timely, insightful and proven solutions.
     Our business strategy encompasses building long-term client relationships, capitalizing on our expert worldwide response team, leveraging our depth of relevant experience and expanding both organically and through acquisitions. The principles of this strategy include the following:
     Build Long-term Client Relationships Through Service Excellence. We believe that providing high-value, high-quality service is critical in our clients’ decisions to outsource and in building long-term relationships with our clients. To ensure service excellence and consistency across each of our centers globally, we implemented an internally developed quality program titled the SYKES Standard of Excellence (“SSE”). This quality certification standard is a compilation of more than 25 years of experience and best practices from industry standards such as the Malcolm Baldrige National Quality Award and COPC (Customer Operations Performance Center Inc.) along with our standard operating procedures. Every customer contact management center strives to meet or exceed the criteria set forth by SSE, which address leadership, hiring and training, performance management down to the agent level, forecasting and scheduling, and the client relationship including continuous improvement, disaster recovery plans and feedback.
     Capitalize on an Expert Worldwide Response Team. Companies are demanding a customer contact management solution that is global in nature — one of our key strengths. In addition to our network of customer contact management centers throughout North America and Europe, we continue to develop our global delivery model with operations in the Philippines, The Peoples Republic of China, Costa Rica, El Salvador and Argentina, offering our clients a secure, high quality solution tailored to the needs of their diverse and global markets. We continue to expand our global footprint, adding centers in Argentina in 2006.
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
     Continue to Grow Our Business Organically and through Acquisitions. We have grown our customer contact management outsourcing operations utilizing a strategy of both internal organic growth and external acquisitions. This strategy has resulted in an increase from three U.S. customer contact management centers in 1994 to 41 customer contact management centers worldwide as of the end of 2006. Given the fragmented nature of the customer contact management industry, there may be other companies that could bring us certain complementary competencies. Acquisition candidates that can, among other competencies, expand our service offerings, broaden our geographic footprint, allow us access to new technology and are synergistic in nature will be given consideration. We have and will continue to explore these options upon identification of strategic opportunities.
Growth Strategy
     Applying the key principles of our business strategy, we execute our growth strategy by focusing on increasing seat capacity and utilization rates, increasing share of seats within existing clients, advancing horizontal service offerings and add-on enhancements, diversifying verticals and expanding service lines and continuing to focus on emerging markets.
     Increasing Seat Capacity Growth and Utilization. As our business model employs seat capacity to deliver customer contact management support, seat capacity growth is one of the keys drivers of our revenues. Accompanying this growth in seat capacity is the utilization of those seats.
     Increasing Share of Seats within Existing Clients. We provide customer contact management support to over 100 multinational companies. With this client list, we have the opportunity to grow our share of SYKES’ client base. We strive to achieve this by winning a greater share of our clients’ in-house seats as well as gain share from our competitors by providing consistently high quality of service.
     Advancing Horizontal Service Offerings and Add-On Enhancements. To improve both revenue and margin expansion, we will continue to introduce new service offerings and add-on enhancements. Bi-lingual customer support offering and back office services are examples of horizontal service offerings, while data analytics and process improvement products are examples of add-on enhancements. In 2007, we expect to leverage our offshore infrastructure to drive discrete back office services.
     Diversifying Verticals and Expanding Service Lines. To mitigate the impact of economic and product cycles on our growth rate, we continue to seek ways to diversify into verticals and service lines that have countercyclical features and healthy growth rates. We are currently targeting three verticals for growth: communications, financial services and healthcare. Our focus in 2007 is on service lines within those verticals such as cable broadband, wireless services, retail banking and credit card/consumer fraud protection. Within the healthcare vertical we are focusing on ways of leveraging our Canadian telemedicine and employee assistance programs within the United States market.
     Continuing to Focus on Emerging Markets. As part of our growth strategy, we use SYKES’ delivery model to service core markets in the United States, Canada and Europe. The United States, for instance, is a core market which is partly served by offshore customer contact management centers across the Asia Pacific Rim and Latin America regions. As countries in these regions experience rising living standards due to globalization, we are poised to leverage our centers to serve the emerging markets in these regions. Given the validation of our emerging markets strategy in China and the recent acquisition in Argentina, which serves as both a delivery platform and a market itself, we expect to transfer that success to four new emerging countries over time and continue to penetrate existing emerging markets.

Services
     We specialize in providing inbound outsourced customer contact management solutions in the BPO arena on a global basis. Our customer contact management services are provided through two operating segments — the Americas and EMEA. The Americas region, representing 67.4% of consolidated revenues in 2006, includes the United States, Canada, Latin America and the Asia Pacific Rim. The sites within Latin America and the Asia Pacific Rim are included in the Americas region as they provide a significant service delivery vehicle for U.S. based companies that are utilizing our customer contact management solutions in these locations to support their customer care needs. The EMEA region, representing 32.6 % of consolidated revenues in 2006, includes Europe, the Middle East and Africa. For further information about segments, see Note 21, Segments and Geographic Information, to the Consolidated Financial Statements. The following is a description of our customer contact management solutions:
     Outsourced Customer Contact Management Services. Our outsourced customer contact management services represented approximately 95% of total 2006 consolidated revenues. Every year, we handle over 100 million customer contacts including phone, e-mail, Web and chat throughout the Americas and EMEA regions. We provide these services utilizing our advanced technology infrastructure, human resource management skills and industry experience. These services include:
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
Operations
     Customer Contact Management Centers. We operate across 18 countries and 41 stand-alone customer contact management centers, which breakdown as follows: 18 centers across Europe and South Africa, eight centers in the United States, one center in Canada and 14 centers offshore, including The Peoples Republic of China, the Philippines, Costa Rica, El Salvador and Argentina.
     In an effort to stay ahead of industry off-shoring trends, we opened our first customer contact management centers in the Philippines and Costa Rica over eight years ago. By 2006, we expanded to seven centers in the Philippines, two in Costa Rica, two in The People’s Republic of China, one in El Salvador and two in Argentina.
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
     Our customer contact management centers are protected by a fire extinguishing system, backup generators with significant capacity and 24 hour refueling contracts and short-term battery backups in the event of a power outage, reduced voltage or a power surge. Rerouting of call volumes to other customer contact management centers is also available in the event of a telecommunications failure, natural disaster or other emergency. Security measures are imposed to prevent unauthorized physical access. Software and related data files are backed up daily and stored off site at multiple locations. We carry business interruption insurance covering interruptions that might occur as a result of certain types of damage to our business.
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
     The SSE program is a quality certification standard that was developed based on our more than 25 years of experience, and best practices from industry standards such as the Malcolm Baldridge National Quality Award and COPC. It specifies the requirements that must be met in each of our customer contact management centers including measured performance against our standard operating procedures. It has a well-defined auditing process that ensures compliance with the SSE standards. Our focus is on quality, predictability and consistency over time, not just point in time certification.
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
Sales and Marketing
     Our sales and marketing objective is to leverage our expertise and global presence to develop long-term relationships with existing and future clients. Our customer contact management solutions have been developed to help our clients acquire, retain and increase the value of their customer relationships. Our plans for increasing our visibility include market focused advertising, consultative personal visits with existing and potential clients, participation in market specific trade shows and seminars, speaking engagements, articles and white papers, and our website.

     Our sales force is composed of business development managers who pursue new business opportunities and strategic account managers who manage and grow relationships with existing accounts. We emphasize account development to strengthen relationships with existing clients. Business development management and strategic account managers are assigned to markets in their area of expertise in order to develop a complete understanding of each client’s particular needs, to form strong client relationships and encourage cross-selling of our other service offerings. We have inside customer sales representatives who receive customer inquiries and who provide outbound lead generation for the business development managers. We also have relationships with channel partners including systems integrators, software and hardware vendors and value-added resellers, where we pair our solutions and services with their product offering or focus. We plan to maintain and expand these relationships as part of our sales and marketing strategy.
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
Clients
     In 2006, we provided service to hundreds of clients from our locations in the United States, Canada, Latin America, Europe, the Philippines, The Peoples Republic of China, India and South Africa. These clients are Fortune 1000 corporations, medium sized businesses and public institutions, which span the communications, technology/consumer, financial services, healthcare, and transportation and leisure industries. Revenue by vertical market for 2006, as a percentage of our consolidated revenues, was 36% for communications, 30% for technology/consumer, 11% for financial services, 7% for healthcare, 6% for transportation and leisure, and 10% for all other vertical markets, including government-related and utilities. We believe our globally recognized client base presents opportunities for further cross marketing of our services.
     Although no client represented 10% or more of 2006 consolidated revenues, our top ten clients accounted for approximately 42% of our consolidated revenues in 2006, a decrease from 44% in 2005. The loss of (or the failure to retain a significant amount of business with) any of our key clients could have a material adverse effect on our performance. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of our services under our contracts without penalty.
Competition
     The industry in which we operate is global, therefore highly fragmented and extremely competitive. While many companies provide customer contact management solutions and services, we believe no one company is dominant in the industry.
     In most cases, our principal competition stems from our existing and potential clients’ in-house customer contact management operations. When it is not the in-house operations of a client, our public and private direct competition includes TeleTech, Sitel (which was acquired by Client Logic in 2007), APAC Customer Services, ICT Group, Client Logic, Convergys, West Corporation, Stream, PeopleSupport, 24/7 Customer, vCustomer, eTelecare, Atento, SR Teleperformance, and NCO Group as well as the customer care arm of such companies as Accenture, Wipro, Infosys EDS and IBM. There are other numerous and varied providers of such services, including firms specializing in various CRM consulting, other customer management solutions providers — niche or large market companies, as well as product distribution companies that provide fulfillment services. Some of these companies possess substantially greater resources, greater name recognition and a more established customer base than SYKES.
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

Intellectual Property
     We rely upon a combination of contract provisions and trade secret laws to protect the proprietary technology we use at our customer contact management centers and facilities. We also rely on a combination of copyright, trademark and trade secret laws to protect our proprietary software. We attempt to further protect our trade secrets and other proprietary information through agreements with employees and consultants. We do not hold any patents and do not have any patent applications pending. There can be no assurance that the steps we have taken to protect our proprietary technology will be adequate to deter misappropriation of our proprietary rights or third-party development of similar proprietary software. Sykes®, REAL PEOPLE. REAL SOLUTIONS.® and Sykes Answerteam ® are our registered service marks. We hold a number of registered trademarks, including ETSC ®, FS PRO ® and FS PRO MARKETPLACE ®.
Employees
     At January 31, 2007, we had approximately 26,210 employees worldwide, consisting of 24,270 customer contact agents handling technical and customer support inquiries at our centers, 1,720 in management, administration, finance and sales and marketing, 90 in enterprise support services, and 130 in fulfillment services. Our employees, with the exception of approximately 640 employees in Argentina and various European countries, are not represented by a labor union and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be good.
     We employ personnel through a continually updated recruiting network. This network includes a seasoned team of recruiters, competency-based selection standards and a global sourcing library to access qualified candidates through proven recruiting techniques. However, demand for qualified professionals with the required language and technical skills may exceed supply, as new skills are needed to keep pace with the requirements of customer engagements. Competition for such personnel is intense and employee turnover in this industry is high.
Executive Officers
     The following table provides the names and ages of our executive officers, and the positions and offices currently held by each of them:

Name	Age	Principal Position
Charles E. Sykes	43	President and Chief Executive Officer
W. Michael Kipphut	53	Senior Vice President and Chief Financial Officer
James C. Hobby	56	Senior Vice President, Global Operations
Jenna R. Nelson	43	Senior Vice President, Human Resources
Daniel L. Hernandez	40	Senior Vice President, Global Strategy
David L. Pearson	48	Senior Vice President and Chief Information Officer
Lawrence R. Zingale	51	Senior Vice President, Global Sales and Client Management
James T. Holder	48	Senior Vice President, General Counsel and Corporate Secretary
William N. Rocktoff	44	Vice President and Corporate Controller

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
     James T. Holder, J.D., C.P.A joined SYKES in December 2000 as General Counsel and was named Corporate Secretary in January 2001, Vice President in January 2004 and Senior Vice President in December 2006. From November 1999 until November 2000, Mr. Holder served in a consulting capacity as Special Counsel to Checkers Drive-In Restaurants, Inc., a publicly held restaurant operator and franchisor. From November 1993 until November 1999, Mr. Holder served in various capacities at Checkers including Corporate Secretary, Chief Financial Officer and Senior Vice President and General Counsel.

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
Dependence on Key Clients
     We derive a substantial portion of our revenues from a few key clients. Although no client represented 10% or more of 2006 consolidated revenues, our top ten clients accounted for approximately 42% of our consolidated revenues in 2006. The loss of (or the failure to retain a significant amount of business with) any of our key clients could have a material adverse effect on our business, financial condition and results of operations. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short-term notice. Also, clients may unilaterally reduce their use of our services under these contracts without penalty. Thus, our contracts with our clients do not ensure that we will generate a minimum level of revenues.
Risks Associated With International Operations and Expansion
     We intend to continue to pursue growth opportunities in markets outside the United States. At December 31, 2006, our international operations in EMEA and the Asia Pacific Rim were conducted from 27 customer contact management centers located in Sweden, the Netherlands, Finland, Germany, South Africa, Scotland, Ireland, Italy, Hungary, Slovakia, Spain, The Peoples Republic of China and the Philippines. Revenues from these operations for the years ended December 31, 2006, 2005, and 2004, were 52%, 57%, and 59% of consolidated revenues, respectively. We also conduct business from six customer contact management centers located in Argentina, Canada, Costa Rica and El Salvador. International operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, tariffs and taxes, import/export license requirements, the imposition of trade barriers, difficulties in staffing and managing international operations, political uncertainties, longer payment cycles, foreign exchange restrictions that could limit the repatriation of earnings, possible greater difficulties in accounts receivable collection, economic instability as well as political and country-specific risks. Additionally, we have been granted tax holidays in the Philippines, El Salvador, India and Costa Rica, which expire at varying dates from 2007 through 2018. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will renew them. This could potentially result in adverse tax consequences. In 2006, Costa

Rican tax holiday benefits were extended through the year 2018. Any one or more of these factors could have an adverse effect on our international operations and, consequently, on our business, financial condition and results of operations.
     As of December 31, 2006, we had cash balances of approximately $121.9 million held in international operations, which may be subject to additional taxes if repatriated to the United States.
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
Fundamental Shift Toward Global Service Delivery Markets
     Clients are increasingly requiring blended delivery models using a combination of onshore and offshore support. Our offshore delivery locations include The Peoples Republic of China, the Philippines, Costa Rica, El Salvador and Argentina, and while we have operated in global delivery markets since 1996, there can be no assurance that we will be able to successfully conduct and expand such operations, and a failure to do so could have a material adverse effect on our business, financial condition, and results of operations. The success of our offshore operations will be subject to numerous contingencies, some of which are beyond our control, including general and regional economic conditions, prices for our services, competition, changes in regulation and other risks. In addition, as with all of our operations outside of the United States, we are subject to various additional political, economic, and market uncertainties (See “Risks Associated with International Operations and Expansion.”). Additionally, a change in the political environment in the United States or the adoption and enforcement of legislation and regulations curbing the use of offshore customer contact management solutions and services could effectively have a material adverse effect on our business, financial condition and results of operations.
Improper Disclosure or Control of Personal Information Could Result in Liability and Harm our Reputation
     Our business involves the use, storage and transmission of information about our employees, our clients and customers of our clients. While we take measures to protect the security and privacy of this information and to prevent unauthorized access, it is possible that our security controls over personal data and other practices we follow may not prevent the improper access to or disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenue. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace.
Existence of Substantial Competition
     The markets for many of our services operate on a commoditized basis and are highly competitive and subject to rapid change. While many companies provide outsourced customer contact management services, we believe no one company is dominant in the industry. There are numerous and varied providers of our services, including firms specializing in call center operations, temporary staffing and personnel placement, consulting and integration firms, and niche providers of outsourced customer contact management services, many of whom compete in only certain markets. Our competitors include both companies who possess greater resources and name recognition than we do, as well as small niche providers that have few assets and regionalized (local) name recognition instead of global name recognition. In addition to our competitors, many companies who might utilize our services or the services of one of our competitors may utilize in-house personnel to perform such services. Increased competition, our failure to compete successfully, pricing pressures, loss of market share and loss of clients could have a material adverse effect on our business, financial condition and results of operations.
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
Inability to Attract and Retain Experienced Personnel May Adversely Impact Our Business
     Our business is labor intensive and places significant importance on our ability to recruit, train, and retain qualified technical and consultative professional personnel. We generally experience high turnover of our personnel and are continuously required to recruit and train replacement personnel as a result of a changing and expanding work force. Additionally, demand for qualified technical professionals conversant in multiple languages, including English, and/or certain technologies may exceed supply, as new and additional skills are required to keep pace with evolving computer technology. Our ability to locate and train employees is critical to achieving our growth objective. Our inability to attract and retain qualified personnel or an increase in wages or other costs of attracting, training, or retaining qualified personnel could have a material adverse effect on our business, financial condition and results of operations.
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
Rapid Technological Change
     Rapid technological advances, frequent new product introductions and enhancements, and changes in client requirements characterize the market for outsourced customer contact management services. Technological advancements in voice recognition software, as well as self-provisioning and self-help software, along with call avoidance technologies, have the potential to adversely impact call volume growth and, therefore, revenues. Our future success will depend in large part on our ability to service new products, platforms and rapidly changing technology. These factors will require us to provide adequately trained personnel to address the increasingly sophisticated, complex and evolving needs of our clients. In addition, our ability to capitalize on our acquisitions will depend on our ability to continually enhance software and services and adapt such software to new hardware and operating system requirements. Any failure by us to anticipate or respond rapidly to technological advances, new products and enhancements, or changes in client requirements could have a material adverse effect on our business, financial condition and results of operations.
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
Risk of Emergency Interruption of Customer Contact Management Center Operations
     Our operations are dependent upon our ability to protect our customer contact management centers and our information databases against damage that may be caused by fire, earthquakes, inclement weather and other disasters, power failure, telecommunications failures, unauthorized intrusion, computer viruses and other emergencies. The temporary or permanent loss of such systems could have a material adverse effect on our business, financial condition and results of operations. Notwithstanding precautions taken to protect us and our clients from events that could interrupt delivery of services, there can be no assurance that a fire, natural disaster, human error, equipment malfunction or inadequacy, or other event would not result in a prolonged interruption in our ability to provide services to our clients. Such an event could have a material adverse effect on our business, financial condition and results of operations.
Control By Principal Shareholder and Anti-Takeover Considerations
     As of February 23, 2007, John H. Sykes, our founder and former Chairman of the Board and Chief Executive Officer, beneficially owned approximately 19.1% of our outstanding common stock, a decrease from 28.3% a year ago. As a result, Mr. Sykes will have substantial influence in the election of our directors and in determining the outcome of other matters requiring shareholder approval.
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
Item 1B. Unresolved Staff Comments
     There are no material unresolved written comments that were received from the SEC staff 180 days or more before the year ended December 31, 2006 relating to our periodic or current reports under the Securities Exchange Act of 1934.

Item 2. Properties
     Our principal executive offices are located in Tampa, Florida. This facility currently serves as the headquarters for senior management and the financial, information technology and administrative departments. We believe our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any physical expansion. We operate from time to time in temporary facilities to accommodate growth before new customer contact management centers are available. During 2006, our customer contact management centers, taken as a whole, were utilized at average capacities of approximately 84% and were capable of supporting a higher level of market demand. The following table sets forth additional information concerning our facilities:

		Square
Properties	General Usage	Feet	Lease Expiration
AMERICAS LOCATIONS

Tampa, Florida	Corporate headquarters	67,600	June 2010
Bismarck, North Dakota	Customer contact management center	42,000	Company owned
Wise, Virginia	Customer contact management center	42,000	Company owned
Milton-Freewater, Oregon	Customer contact management center	42,000	Company owned
Morganfield, Kentucky	Customer contact management center	42,000	Company owned
Perry County, Kentucky	Customer contact management center(1)	42,000	Company owned
Minot, North Dakota	Customer contact management center	42,000	Company owned
Ponca City, Oklahoma	Customer contact management center	42,000	Company owned
Sterling, Colorado	Customer contact management center	34,000	Company owned
London, Ontario, Canada	Customer contact management center/ Headquarters	50,000	Company owned
Cordoba, Argentina	Headquarters	7,900	January 2009
Cordoba, Argentina	Customer contact management center	89,000	July 2007
Rosario, Argentina	Customer contact management center	18,200	September 2009
LaAurora, Heredia, Costa Rica (two)	Customer contact management centers	131,900	September 2023
San Salvador, El Salvador	Customer contact management center	59,400	November 2024
Toronto, Ontario, Canada	Customer contact management center	14,600	June 2011
North Bay, Ontario, Canada	Customer contact management center (2)	5,600	June 2007
Sudbury, Ontario, Canada	Customer contact management center (2)	3,900	December 2007
Moncton, New Brunswick, Canada	Customer contact management center(2)	12,700	January 2009
Bathurst, New Brunswick, Canada	Customer contact management center(2)	1,900	December 2007
Stephenville, New Foundland, Canada	Customer contact management center (2)	2,300	September 2026
Corner Brook, New Foundland, Canada	Customer contact management center(2)	2,900	October 2026
St. Anthony’s, New Foundland, Canada	Customer contact management center(2)	4,000	November 2026
Barrie, Ontario, Canada	Customer contact management center(2)	1,000	July 2008
Makati City, The Philippines	Customer contact management center	78,800	September 2008
		136,900	March 2023
Mandaue City, The Philippines	Customer contact management center	149,200	December 2027
Paranaque City, The Philippines	Customer contact management center	183,900	December 2027
Pasig City, The Philippines	Customer contact management center	127,400	December 2023
Quezon City, The Philippines	Customer contact management center	112,300	December 2027
Quezon City, The Philippines	Customer contact management center	84,100	May 2024
Guangzhou, The Peoples Republic of China	Customer contact management center	13,000	March 2009
Shanghai, The Peoples Republic of China	Customer contact management center	103,000	February 2011
Bangalore, India	Technology development services	1,500	January 2014
Cary, North Carolina	Office	1,200	March 2008
Chesterfield, Missouri	Office	3,600	January 2016
Calgary, Alberta, Canada	Office	6,300	July 2007

		Square
Properties	General Usage	Feet	Lease Expiration
EMEA LOCATIONS

Amsterdam, The Netherlands	Customer contact management center	33,000	September 2009
Budapest, Hungary	Customer contact management center	23,000	July 2023
Budapest, Hungary	Customer contact management center	15,700	July 2027
Miskolc, Hungary	Customer contact management center	7,000	August 2016
Miskolc, Hungary	Customer contact management center	2,800	No expiration
Edinburgh, Scotland	Customer contact management center/Office /Headquarters	35,900 17,800	September 2019 March 2008
Turku, Finland	Customer contact management center	12,500	February 2008
Bochum, Germany	Customer contact management center	45,700	July 2007
Pasewalk, Germany	Customer contact management center	46,100	March 2009
Wilhelmshaven, Germany (two)	Customer contact management centers	76,000	March 2009
Johannesburg, South Africa	Customer contact management center	33,000	March 2025
Ed, Sweden	Customer contact management center	44,000	October 2009
Sveg, Sweden	Customer contact management center	35,000	May 2007
Prato, Italy	Customer contact management center	10,000	October 2022
Shannon, Ireland	Customer contact management center	66,000	March 2013
Lugo, Spain	Customer contact management center	21,400	June 2007
La Coruña, Spain	Customer contact management center	32,300	December 2023
Kosice, Slovakia	Customer contact management center	11,400	December 2024
Galashiels, Scotland	Fulfillment center	126,700	Company owned
Galashiels, Scotland	Fulfillment center	6,400	June 2007
Upplands Vasby, Sweden	Fulfillment center and Sales office	23,500	October 2007
Turku, Finland	Fulfillment center	26,000	March 2008
Frankfurt, Germany	Sales office	1,700	September 2007
Madrid, Spain	Office	800	December 2011

(1)	Idle facility.

(2)	Considered part of the Toronto, Ontario, Canada customer contact management center.

Item 3. Legal Proceedings
     From time to time we are involved in legal actions arising in the ordinary course of business. With respect to these matters, we believe we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.
     One of our European subsidiaries has received several inquiries from a regulatory agency related to privacy claims associated with the alleged inappropriate acquisition of personal bank account information. Several of the inquiries have resulted in sanctions against us approximating $0.8 million. In order to appeal the sanctions through the court system, we issued a bank guarantee. We believe that the sanctions made in connection with this matter are without merit, and intend to vigorously pursue the reversal of the proposed sanctions. We have recorded these amounts in “Deferred Charges and Other Assets” in the accompanying Consolidated Balance Sheets as of December 31, 2006. We have not accrued any amounts related to these claims under SFAS No. 5, “Accounting for Contingencies” because we do not believe that a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to these claims.
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to a vote of security holders during the fourth quarter of the year covered by this report.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Securities
     Our common stock is quoted on the NASDAQ Global Select Market under the symbol SYKE. The following table sets forth, for the periods indicated, certain information as to the high and low sale prices per share of our common stock as quoted on the NASDAQ Global Select Market.

	High	Low

Year ended December 31, 2006:
Fourth Quarter	$21.56	$16.10
Third Quarter	20.67	14.70
Second Quarter	18.16	14.01
First Quarter	14.75	11.80

Year ended December 31, 2005:
Fourth Quarter	$15.41	$11.95
Third Quarter	12.07	9.32
Second Quarter	9.60	6.57
First Quarter	8.50	6.38
     Holders of our common stock are entitled to receive dividends out of the funds legally available when and if declared by the Board of Directors. We have not declared or paid any cash dividends on our common stock in the past and do not anticipate paying any cash dividends in the foreseeable future.
     As of February 23, 2006, there were 1,207 holders of record of the common stock. We estimate there were approximately 7,668 beneficial owners of our common stock.
     Below is a summary of stock repurchases for the quarter ended December 31, 2006 (in thousands, except average price per share.) See Note 17, Earnings Per Share, to the Consolidated Financial Statements for information regarding our stock repurchase program.

			Total Number of
			Shares Purchased as	Maximum Number Of
	Total Number of		Part of Publicly	Shares That May Yet
	Shares	Average Price	Announced Plans or	Be Purchased Under
Period	Purchased (1)	Paid Per Share	Programs (1)	Plans or Programs
October 1, 2006 – October 31, 2006	—	—	1,644	1,356
November 1, 2006 – November 30, 2006	—	—	1,644	1,356
December 1, 2006 – December 31, 2006	—	—	1,644	1,356

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3 million with no expiration date.
Five-Year Stock Performance Graph
     The following graph presents a comparison of the cumulative shareholder return on the common stock with the cumulative total return on the Nasdaq Computer and Data Processing Services Index, the Nasdaq Telecommunications Index, the Russell 2000 Index, the S&P Small Cap 600 and the SYKES Peer Group (as defined below). The SYKES Peer Group is comprised of publicly traded companies that derive a substantial portion of their revenues from call center, customer care business, have similar business models to SYKES, and are those most commonly compared to SYKES by industry analysts following SYKES. This graph assumes that $100 was invested on December 31, 2001 in SYKES common stock, the Nasdaq Computer and Data Processing Services Index, the Nasdaq Telecommunications Index, the Russell 2000 Index, the S&P Small Cap 600 and SYKES Peer Group, including reinvestment of dividends.

Comparison of Five-Year Cumulative Total Return
SYKES PEER GROUP

Name	Ticker Symbol
APAC Customer Service, Inc.	APAC
Convergys Corp.	CVG
ICT Group, Inc.	ICTG
Sitel Corp.	SWW
Startek, Inc.	SRT
TeleTech Holdings, Inc.	TTEC
     We removed West Corporation (Ticker: WSTC) from the “SYKES Peer Group” in order to make the price performance comparables relevant, given the completion of WSTC’s recapitalization in October 2006. As a result of the recapitalization, WSTC no longer has publicly-traded shares on the NASDAQ Stock Market. Similarly, given Sitel’s (Ticker: SWW) sale to ClientLogic in a going-private transaction approved on January 12, 2007, it will be removed from the “SYKES Peer Group” next year. Conversely, we added S&P Small Cap 600 Index to the performance graph due to SYKES’ inclusion in the Index on August 2, 2006.
     There can be no assurance that SYKES’ stock performance will continue into the future with the same or similar trends depicted in the graph above. SYKES does not make or endorse any predictions as to the future stock performance.
     The information contained in the Stock Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Exchange Act of 1934.

Item 6. Selected Financial Data
Selected Financial Data
     The following selected financial data has been derived from our consolidated financial statements. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and related notes.

	Years Ended December 31,
(In thousands, except per share data)	2006	2005	2004	2003	2002
INCOME STATEMENT DATA (1) :

Revenues	$574,223	$494,918	$466,713	$480,359	$452,737
Income (loss) from operations (1,2,3,4,5,6)	45,158	26,331	12,597	11,368	(11,295)
Net income (loss) (1,2,3,4,5,6)	42,323	23,408	10,814	9,305	(18,631)
Net income (loss) per basic share (1,2,3,4,5,6)	1.06	0.60	0.27	0.23	(0.46)
Net income (loss) per diluted share (1,2,3,4,5,6)	1.05	0.59	0.27	0.23	(0.46)

BALANCE SHEET DATA (1,7) :

Total assets	$415,573	$331,185	$312,526	$318,175	$296,841
Shareholders’ equity	291,473	226,090	210,035	200,832	182,345

(1)	The amounts for 2006 include the Argentine acquisition on July 3, 2006

(2)	The amounts for 2006 include a $13.9 million net gain on the sale of facilities and $0.4 million of charges associated with the impairment of long-lived assets.

(3)	The amounts for 2005 include a $1.8 million net gain on the sale of facilities, a $0.3 million reversal of restructuring and other charges and $0.6 million of charges associated with the impairment of long-lived assets.

(4)	The amounts for 2004 include a $7.1 million net gain on the sale of facilities, a $5.4 million net gain on insurance settlement, a $0.1 million reversal of restructuring and other charges and $0.7 million of charges associated with the impairment of long-lived assets.

(5)	The amounts for 2003 include a $2.1 million net gain on the sale of facilities and a $0.6 million reversal of restructuring and other charges.

(6)	The amounts for 2002 include $20.8 million of restructuring and other charges, $1.5 million of charges associated with the impairment of long-lived assets and a $1.6 million net gain on the sale of facilities.

(7)	The amounts for 2002 include $13.8 million of charges associated with the litigation settlement.

(8)	SYKES has not declared cash dividends per common share for any of the five years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following should be read in conjunction with the Consolidated Financial Statements and the notes thereto that appear elsewhere in this document. The following discussion and analysis compares the year ended December 31, 2006 (“2006”) to the year ended December 31, 2005 (“2005”), and 2005 to the year ended December 31, 2004 (“2004”).
     The following discussion and analysis and other sections of this document contain forward-looking statements that involve risks and uncertainties. Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. Future events and actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis and in this Form 10-K for the year ended December 31, 2006 in Item 1.A.-Risk Factors.
Overview
     We provide outsourced customer contact management services with an emphasis on inbound technical support and customer service, which represented 95.2% of consolidated revenues in 2006, delivered through multiple communication channels encompassing phone, e-mail, Web and chat. Revenue from technical support and customer service, provided through our customer contact management centers, is recognized as services are rendered. These services are billed on an amount per e-mail, a fee per call, a rate per minute or on a time and material basis. Revenue from fulfillment services is generally billed on a per unit basis.
     We also provide a range of enterprise support services for our client’s internal support operations, from technical staffing services to outsourced corporate help desk services. Revenues usually are billed on a time and material basis, generally by the minute or hour, and revenues generally are recognized as the services are provided. Revenues from fixed price contracts, generally with terms of less than one year, are recognized using the percentage-of-completion method. We have not experienced material losses due to fixed price contracts, which do not represent a significant majority of our revenue, and do not anticipate a significant increase in revenue derived from such contracts in the future.
     Direct salaries and related costs include direct personnel compensation, severance, statutory and other benefits associated with such personnel and other direct costs associated with providing services to customers. General and administrative expenses include administrative, sales and marketing, occupancy, depreciation and amortization, and other costs.
     Recognition of income associated with grants from local or state governments of land and the acquisition of property, buildings and equipment is deferred and recognized as a reduction of depreciation expense included within general and administrative costs over the corresponding useful lives of the related assets. Amounts received in excess of the cost of the building are allocated to equipment and, only after the grants are released from escrow, recognized as a reduction of depreciation expense over the weighted average useful life of the related equipment, which approximates five years. Deferred property and equipment grants, net of amortization, totaled $10.8 million and $18.1 million at December 31, 2006 and 2005, respectively, a decrease of $7.3 million. This decrease resulted from the sale of four third party leased U.S. customer contact management centers located in Palatka, Florida, Pikeville, Kentucky, Ada, Oklahoma, and Manhattan, Kansas.
     The net (gain) loss on disposal of property and equipment includes the net gain on the sale of the four aforementioned centers in 2006 and various other centers in 2005 in addition to the net (gain) loss on the disposal of property and equipment.
     The net gain on insurance settlement includes the insurance proceeds received for damage to our Marianna, Florida customer contact management center in September 2004.
     Restructuring and other charges (reversals) consist of reversals of certain accruals related to the 2002, 2001 and 2000 restructuring plans.
     Impairment of long-lived assets charges of $0.4 million in 2006 related to $0.3 million asset impairment charge in one of our underutilized European customer contact management centers and a $0.1 million charge for property and equipment no longer used in one of our Philippine facilities. Impairment of long-lived assets charges of $0.6 million in 2005 relate to an asset impairment charge of $0.1 million in India related to the plan of migration of call volumes to other facilities and a $0.5 million asset impairment charge related to the impairment and subsequent sale of property and equipment located in the United States. Impairment of long-lived assets charges of $0.7 million in 2004 relate to certain property and equipment in Bangalore, India as a result of the previously mentioned plan of migration.
     Interest income primarily relates to interest earned on cash and cash equivalents and interest on foreign tax refunds.
     Interest expense primarily includes commitment fees charged on the unused portion of our credit facility and interest costs related to a foreign income tax settlement.
     Income from rental operations, net is generated from the leasing of several U.S. facilities.
     Foreign currency transaction gains and losses generally result from exchange rate fluctuations on intercompany transactions and the revaluation of cash and other current assets that are settled in a currency other than functional currency.
     Our effective tax rate for the periods presented reflects the effects of state income taxes, net of federal tax benefit, tax holidays, valuation allowance changes, foreign rate differentials, foreign withholding and other taxes, and permanent differences.

Results of Operations
     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our Statements of Operations:

	Years Ended December 31,
	2006	2005	2004
PERCENTAGES OF REVENUES:
Revenues	100.0%	100.0%	100.0%
Direct salaries and related costs	63.7	62.6	64.4
General and administrative	30.8	32.4	35.4
Net gain on disposal of property and equipment	(2.4)	(0.3)	(1.5)
Net gain on insurance settlement	—	—	(1.2)
Reversals of restructuring and other charges	—	(0.1)	—
Impairment of long-lived assets	—	0.1	0.2

Income from operations	7.9	5.3	2.7
Interest income	1.2	0.5	0.5
Interest expense	(0.1)	(0.1)	(0.1)
Income from rental operations, net	0.2	0.2	—
Other income (expense)	(0.2)	—	0.3

Income before provision for income taxes	9.0	5.9	3.4
Provision for income taxes	1.6	1.2	1.1

Net income	7.4%	4.7%	2.3%

     The following table sets forth, for the periods indicated, certain data derived from our Consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2006	2005	2004
Revenues	$574,223	$494,918	$466,713
Direct salaries and related costs	365,602	309,604	300,600
General and administrative	176,701	160,470	165,232
Net gain on disposal of property and equipment	(13,683)	(1,778)	(6,915)
Net gain on insurance settlement	—	—	(5,378)
Reversals of restructuring and other charges	—	(314)	(113)
Impairment of long-lived assets	445	605	690

Income from operations	45,158	26,331	12,597
Interest income	6,785	2,559	2,445
Interest expense	(674)	(667)	(773)
Income from rental operations, net	1,200	940	151
Other income (expense)	(1,010)	(60)	1,441

Income before provision for income taxes	51,459	29,103	15,861
Provision for income taxes	9,136	5,695	5,047

Net income	$42,323	$23,408	$10,814

     The following table summarizes our revenues for the periods indicated, by geographic region (in thousands):

	Years Ended December 31,
	2006		2005		2004
Revenues:
Americas	$387,305	67.4%	$318,173	64.3%	$283,253	60.7%
EMEA	186,918	32.6%	176,745	35.7%	183,460	39.3%

Consolidated	$574,223	100.0%	$494,918	100.0%	$466,713	100.0%

     The following table summarizes the amounts and percentage of revenue for direct salaries and related costs and general and administrative costs for the periods indicated, by geographic region (in thousands):

	Years Ended December 31,
	2006		2005		2004
Direct salaries and related costs:
Americas	$238,290	61.5%	$189,598	59.6%	$178,720	63.1%
EMEA	127,312	68.1%	120,006	67.9%	121,880	66.4%

Consolidated	$365,602		$309,604		$300,600

General and administrative:
Americas	$91,231	23.6%	$80,155	25.2%	$85,923	30.3%
EMEA	49,429	26.4%	49,223	27.8%	51,045	27.8%
Corporate	36,041		31,092		28,264

Consolidated	$176,701		$160,470		$165,232

2006 Compared to 2005
Revenues
     During 2006, we recognized consolidated revenues of $574.2 million, an increase of $79.3 million or 16.0% from $494.9 million of consolidated revenues for 2005.
     On a geographic segmentation, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 67.4%, or $387.3 million for 2006 compared to 64.3%, or $318.2 million, for 2005. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 32.6%, or $186.9 million for 2006 compared to 35.7% or $176.7 million for 2005.
     The increase in Americas’ revenue of $69.1 million, or 21.7%, for 2006, compared to 2005, reflects a broad-based growth in client call volumes including new and existing client programs, within our offshore operations, Canada and the United States, as well as $15.1 million of revenue generated from our Argentine acquisition on July 3, 2006, and a $2.5 million revenue contribution from the KLA acquisition in Canada on March 1, 2005. Revenues from new and existing client programs in our offshore operations represented 36.9% of consolidated revenues for 2006 compared to 31.7% in 2005. The trend of generating more of our revenues from new and existing client programs in our offshore operations is likely to continue in 2007. While operating margins generated offshore are generally comparable or higher than those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce and costs of functional currency fluctuations in offshore markets.
     The increase in EMEA’s revenue of $10.2 million, or 5.7%, for 2006 reflects an increase in call volumes, including new and existing client programs partially offset by certain program expirations. Excluding a foreign currency benefit of $1.8 million, EMEA’s revenues would have increased $8.4 million compared to last year.
Direct Salaries and Related Costs
     Direct salaries and related costs increased $56.0 million or 18.1% to $365.6 million for 2006, from $309.6 million in 2005.
     On a geographic segmentation, direct salaries and related costs from the Americas region increased $48.7 million or 25.7% to $238.3 million for 2006 from $189.6 million in 2005. This increase included $10.2 million of direct salaries and related costs from our newly acquired Argentina operations primarily consisting of compensation costs. Direct salaries and related costs from the EMEA region increased $7.3 million or 6.1% to $127.3 million for 2006 from $120.0 million in 2005. While changes in foreign currency exchange rates positively impacted revenues in EMEA, they negatively impacted direct salaries and related costs in 2006 compared to 2005 by approximately $1.2 million.
     In the Americas’ region, as a percentage of revenues, direct salaries and related costs increased to 61.5% in 2006 from 59.6% in 2005. This increase was primarily attributable to higher compensation costs, including training costs associated with the ramp up of business in our offshore and U.S. operations, and higher auto tow claims costs in Canada, partially offset by lower telephone costs.
     In the EMEA region, as a percentage of revenues, direct salaries and related costs increased to 68.1% in 2006 from 67.9% in 2005. This increase was primarily attributable to higher compensation costs and other billable direct costs.
General and Administrative
     General and administrative expenses increased $16.2 million or 10.1% to $176.7 million for 2006, from $160.5 million in 2005.
     On a geographic segmentation, general and administrative expenses from the Americas region increased $11.1 million or 13.8% to $91.2 million for 2006 from $80.1 million in 2005. This increase included $4.1 million of general and administrative expenses from our newly acquired Argentina operations primarily consisting of depreciation and amortization and compensation costs. General and administrative expenses from the EMEA region increased $0.2 million or 0.4% to $49.5 million for 2006 from $49.3 million in 2005. While changes in foreign currency exchange rates positively impacted revenues in EMEA, they negatively impacted general and administrative expenses in 2006 compared to 2005 by approximately $0.5 million. Corporate general and administrative expenses increased $4.9 million or 15.9% to $36.0 for 2006 from $31.1 million. This increase was primarily attributable to higher compensation costs, including $2.5 million associated with our stock-based compensation plans, and a $2.0 million charitable contribution partially offset by lower depreciation expense, lease and equipment maintenance and telephone costs.
     In the Americas’ region, as a percentage of revenues, general and administrative expenses decreased to 23.6% in 2006 from 25.2% in 2005. This decrease was primarily attributable to lower depreciation expense, legal and professional fees, and lease and equipment maintenance partially offset by higher compensation and telephone costs.
     In the EMEA region, as a percentage of revenues, general and administrative expenses decreased to 26.4% in 2006 from 27.8% in 2005. This decrease was primarily attributable to lower depreciation expense, telephone costs and a recovery of bad debts partially offset by higher compensation costs, lease and equipment maintenance, legal and professional fees and software maintenance.
Net Gain on Disposal of Property and Equipment
     The net gain on disposal of property and equipment of $13.7 million for 2006 was primarily a result of sale of four third party leased U.S. customer contact management centers located in Palatka, Florida, Pikeville, Kentucky, Ada, Oklahoma, and Manhattan, Kansas. This compares to a net gain on disposal of property and equipment of $1.8 million for 2005 which includes a $1.7 million net gain on the sale of our Greeley, Colorado facility and a $0.1 million net gain on the sale of a parcel of land in Klamath Falls, Oregon.
Reversal of Restructuring and Other Charges
     Restructuring and other charges included a reversal of certain charges totaling $0.3 million in 2005 related to the remaining lease termination and closure costs for two European customer contact management centers and one European fulfillment center. There were no restructuring charges in 2006.
Impairment of Long-Lived Assets
     Impairment of long-lived assets charges of $0.4 million in 2006 related to a $0.3 million asset impairment charge in one of our underutilized European customer contact management centers and a $0.1 million charge for property and equipment no longer used in one of our Philippine facilities. Impairment of long-lived assets charges of $0.6 million in 2005 relate to an asset impairment charge of $0.1 million in India related to the plan of migration of call volumes to other facilities and a $0.5 million asset impairment charge related to the impairment and subsequent sale of property and equipment located in the United States.

Interest Income
     Interest income increased to $6.8 million in 2006 from $2.6 million in 2005 reflecting interest income of $1.7 million on a foreign tax settlement as well as higher average levels of interest-bearing investments in cash and cash equivalents earning higher rates of interest income.
Interest Expense
     Interest expense was unchanged at $0.7 million in 2006 as compared to 2005.
Income from Rental Operations, Net
     Income from rental operations, net was $1.2 million in 2006 compared to $0.9 million in 2005. The increase of $0.3 million was primarily related to lower depreciation and maintenance costs of $0.6 million partially offset by lower rental income of $0.3 million as a result of the September 2006 sale of the four third party leased facilities.
Other Income and Expense
     Other expense, net increased to $1.0 million in 2006 from $0.1 million in 2005. This increase was primarily attributable to an increase in foreign currency transaction losses, net of gains. Other income excludes the effects of cumulative translation effects included in Accumulated Other Comprehensive Income (Loss) in shareholders’ equity in the accompanying Consolidated Balance Sheets.
Provision (Benefit) for Income Taxes
     The provision for income taxes of $9.1 million for 2006 was based upon pre-tax book income of $51.5 million, compared to the provision for income taxes of $5.7 million for the comparable 2005 period based upon pre-tax book income of $29.1 million. The effective tax rate was 17.8% for 2006 and 19.6% for the comparable 2005 period. This decrease in the effective tax rate resulted from a shift in our mix of earnings and the effects of permanent differences, valuation allowances, foreign withholding taxes, state income taxes, and foreign income tax rate differentials (including tax holiday jurisdictions). The effective tax rate of 19.6% for 2005 included the reversal of a $0.6 million beginning of the year valuation allowance. This reversal resulted from a favorable change in forecasted 2005 and 2006 book income for one EMEA legal entity, which provided sufficient evidence for current and future sources of taxable income.
Net Income
     As a result of the foregoing, we reported income from operations for 2006 of $45.2 million, an increase of $18.8 million from 2005. This increase was principally attributable to a $79.3 million increase in revenues, a $11.9 million increase in net gain on disposal of property and equipment, $0.1 million decrease in asset impairment charges partially offset by a $56.0 million increase in direct salaries and related costs, a $16.2 million increase in general and administrative costs, and a $0.3 million decrease in reversals of restructuring and other charges. The $18.8 million increase in income from operations combined with a net increase in interest income, income from rental operations, net and other income of approximately $3.5 million was partially offset by a $3.4 million higher tax provision, resulting in net income of $42.3 million for 2006, an increase of $18.9 million compared to 2005.
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
Direct Salaries and Related Costs
     Direct salaries and related costs increased 9.0 million or 3.0% to $309.6 million for 2005, from $300.6 million in 2004.
     On a geographic segmentation, direct salaries and related costs from the Americas region increased $10.9 million or 6.1% to $189.6 million for 2005 from $178.7 million in 2004. Direct salaries and related costs from the EMEA region decreased $1.9 million or 1.5% to $120.0 million for 2005 from $121.9 million in 2004. With the slight strengthening of the Euro in 2005 compared to 2004, there was no significant impact on direct salaries and related costs.
     In the Americas’ region, as a percentage of revenues, direct salaries and related costs decreased to 59.6% in 2005 from 63.1% in 2004. This decrease was primarily attributable to lower compensation costs due to an overall reduction in U.S. customer call volumes from the client-driven migration of call volumes offshore and lower labor costs in offshore operations, as well as lower telephone costs. This decrease was partially offset by higher auto tow claims costs due to a higher membership base in our roadside assistance programs in Canada.
     In the EMEA region, as a percentage of revenues, direct salaries and related costs increased to 67.9% in 2005 from 66.4% in 2004. This increase was primarily attributable to higher compensation costs.
General and Administrative
     General and administrative expenses decreased $4.7 million or 2.9% to $160.5 million for 2005, from $165.2 million in 2004.
     On a geographic segmentation, general and administrative expenses from the Americas region increased $5.8 million or 6.7% to $80.1 million for 2005 from $85.9 million in 2004. General and administrative expenses from the EMEA region decreased $1.8 million or 3.6% to $49.3 million for 2005 from $51.0 million in 2004. With the slight strengthening of the Euro in 2005 compared to 2004, there was no significant impact on general and administrative expenses. Corporate general and administrative expenses increased $2.8 million or 10.0% to $31.1 for 2005 from $28.3 million. This increase was primarily attributable to higher legal and professional fees primarily due to compliance costs related to the Sarbanes-Oxley Act, higher telephone and lease and equipment maintenance costs partially offset by lower compensation costs due to salary costs related to the former chairman’s retirement as compared to 2004.
     In the Americas’ region, as a percentage of revenues, general and administrative expenses decreased to 25.2% in 2005 from 30.3% in 2004. This decrease was primarily attributable to lower depreciation and amortization expense, lower compensation costs, lower lease costs and equipment maintenance partially offset by higher legal and professional fees primarily related to settlement of a contract dispute as compared 2004.
     In the EMEA region, as a percentage of revenues, general and administrative expenses were unchanged at 27.8% in 2005 from 2004. Higher compensation costs were offset by lower depreciation expense and lease and equipment maintenance.

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
Net Gain on Insurance Settlement
     In September 2004, the building and contents of our customer contact management center located in Marianna, Florida was severely damaged by Hurricane Ivan. Upon settlement with the insurer in December 2004, we recognized a net gain of $5.4 million after write-off of the property and equipment, which had a net book value of $3.4 million, net of the related deferred grants of $2.2 million. In December 2004, we donated the underlying land to the city with $0.1 million to assist with the site demolition and clean up of the property.
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
Income from Rental Operations, Net
     Income from rental operations, net increased to $0.9 million in 2005 from $0.2 million in 2004 as a result of leasing of four customer contact management facilities during 2005 compared to leasing of one facility during 2004.
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

Quarterly Results
     The following information presents our unaudited quarterly operating results for 2006 and 2005. The data has been prepared on a basis consistent with the Consolidated Financial Statements included elsewhere in this Form 10-K, and include all adjustments, consisting of normal recurring accruals that we consider necessary for a fair presentation thereof.
(In thousands, except per share data)

	12/31/06	9/30/06	6/30/06	3/31/06	12/31/05	9/30/05	6/30/05	3/31/05
Revenues	$158,628	$149,287	$135,221	$131,087	$128,756	$122,596	$122,194	$121,372
Direct salaries and related costs(2)	102,192	94,016	86,378	83,016	80,902	75,247	76,026	77,429
General and administrative(3)	46,092	47,281	42,333	40,995	38,824	40,387	41,369	39,890
Net (gain) loss on disposal of property and equipment(4)	173	(13,870)	5	9	(35)	(47)	(1,627)	(69)
Restructuring and other charges (reversals) (5)	—	—	—	—	—	—	(56)	(258)
Impairment of long-lived assets(6)	—	63	—	382	—	605	—	—

Income from operations	10,171	21,797	6,505	6,685	9,065	6,404	6,482	4,380
Interest income	1,610	1,399	2,855	921	894	719	496	450
Interest expense	(211)	(187)	(183)	(93)	(95)	(113)	(385)	(74)
Income from rental operations, net	(20)	266	444	510	593	337	114	(104)
Other income (expense)	(655)	(147)	154	(362)	(781)	335	704	(318)

Income before provision (benefit) for income taxes	10,895	23,128	9,775	7,661	9,676	7,682	7,411	4,334

Provision (benefit) for income taxes	2,756	6,614	(1,996)	1,762	1,080	812	2,434	1,369

Net income (1)	$8,139	$16,514	$11,771	$5,899	$8,596	$6,870	$4,977	$2,965

Net income per basic share(1,7)	$0.20	$0.41	$0.30	$0.15	$0.22	$0.17	$0.13	$0.08

Total weighted average basic shares	40,282	40,181	39,900	39,451	39,282	39,291	39,289	39,195

Net income per diluted share(1,7)	$0.20	$0.41	$0.29	$0.15	$0.22	$0.17	$0.13	$0.08

Total weighted average diluted shares	40,559	40,497	40,251	39,819	39,723	39,566	39,445	39,339

(1)	The quarters ended September 30, 2006 and December 31, 2006 include the operating results of the Argentina acquisition since July 3, 2006. See Note 2.

(2)	The quarters ended March 31, 2006 and December 31, 2005 include a $0.8 million and a $0.5 million charge for termination costs associated with exit activities in Germany, respectively. The quarter ended December 31, 2005 includes a $0.6 million year-end bonus accrual.

(3)	The quarters ended December 31, 2006 and 2005 include a $0.9 million and a $0.5 million reversal of bad debt expense. The quarter ended December 31, 2005 includes a $0.4 million reversal of certain bonus accruals.

(4)	The quarters ended September 30, 2006, June 30, 2005 and December 31, 2005 include a net gain of $13.9 million related to the sale of four U.S. third party leased facilities, $1.7 million related to the sale of the Greeley, Colorado facility, and $0.1 million related to the sale of a parcel of land in Klamath Falls, Oregon, respectively.

(5)	The quarters ended June 30, 2005 and March 31, 2005 include a reversal of restructuring and other charges of $0.1 million and $0.2 million, respectively.

(6)	The quarters ended March 31, 2006 and September 30, 2005 include a $0.4 million and $0.6 million, charge associated with the impairment of long-lived assets, respectively.

(7)	Net income (loss) per basic and diluted share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

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
     On August 5, 2002, the Board of Directors authorized the purchase of up to three million shares of our outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During 2006, we did not repurchase common shares under the 2002 repurchase program.
     During 2006, we generated $44.8 million in cash from operating activities, received $15.4 million from the sale of four third party leased U.S. customer contact management centers, $4.3 million in cash from issuance of stock, $2.4 million from excess tax benefit from stock-based compensation, $0.5 million from an employment grant and $0.1 million in cash from the sale of property and equipment. Further, we used $19.4 million in funds for capital expenditures, $17.4 million in funds for the purchase of Apex, $4.7 million to purchase investments (primarily restricted cash relating to the Apex acquisition) and $0.4 million to repay long-term debt assumed with the Apex acquisition resulting in a $31.0 million increase in available cash (including the favorable effects of international currency exchange rates on cash of $5.4 million).
     Net cash flows provided by operating activities for 2006 were $44.8 million, compared to net cash flows provided by operating activities of $48.2 million for 2005. The $3.4 million decrease in net cash flows from operating activities was due to a $13.3 million net change in assets and liabilities and a $9.0 million decrease in non-cash reconciling items such as deferred income taxes and a net gain on disposal of property and equipment offset by an increase in net income of $18.9 million. This $13.3 million net change in assets and liabilities was principally a result of a $20.0 million increase in receivables, a $1.6 million increase in other assets partially offset by a $5.1 million increase in taxes payable, a $3.0 million increase in deferred revenue, and a $0.2 million increase in other liabilities.
     Capital expenditures, which are generally funded by cash generated from operating activities and borrowings available under our credit facilities, were $19.4 million for 2006, compared to $9.9 million for 2005, an increase of $9.5 million. During 2006, approximately 35% of the capital expenditures were the result of investing in new and existing customer contact management centers, primarily offshore, and 65% was expended primarily for maintenance and systems infrastructure. In 2007, we anticipate capital expenditures in the range of $25.0 million to $30.0 million.
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
     The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at our option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 2.25%. In addition, a commitment fee of up to 0.50% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2008, are secured by a pledge of 65% of the stock of each of our active direct foreign subsidiaries. The Credit Facility prohibits us from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings in 2006 and 2005 and no outstanding balances as of December 31, 2006 and 2005 with $50.0 million availability under the Credit Facility. At December 31, 2006, we were in compliance with all loan requirements of the Credit Facility.

     At December 31, 2006, we had $158.6 million in cash, of which approximately $121.9 million was held in international operations and may be subject to additional taxes if repatriated to the United States.
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
Off-Balance Sheet Arrangements and Other
     At December 31, 2006, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Contractual Obligations
     The following table summarizes our contractual cash obligations at December 31, 2006, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
		Less Than	1 – 3	3 – 5	After 5
	Total	1 Year	Years	Years	Years
Operating leases (1)	$38,636	$11,475	$10,803	$5,144	$11,214
Purchase obligations (2)	8,715	6,747	1,968	—	—
Other long-term liabilities (3)	3,463	—	—	8	3,455

Total contractual cash obligations	$50,814	$18,222	$12,771	$5,152	$14,669

(1)	Amounts represent the expected cash payments of our operating leases as discussed in Note 18 to the Consolidated Financial Statements.

(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(3)	Other long-term liabilities, which exclude deferred income taxes, represent the expected cash payments due under pension obligations and minority shareholders of certain subsidiaries.
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

We recognize revenue from services as the services are performed under a fully executed contractual agreement and record reductions to revenue for contractual penalties and holdbacks for failure to meet specified minimum service levels and other performance based contingencies. Up-front fees received in connection with certain constracts are deferred and recognized over the service period of the respective contracts. Royalty revenue is recognized when a contract has been fully executed, the product has been delivered or provided, the license fees or rights are fixed and determinable, the collection of the resulting receivable is probable and there are no other contingencies. Revisions to these estimates, which could result in adjustments to fixed price contracts and estimated losses, are recorded in the period when such adjustments or losses are known or can be reasonably estimated. Product sales are recognized upon shipment to the customer and satisfaction of all obligations.

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

Revenue from contracts with multiple-deliverables to include hardware, software, consulting and other services, or related contracts with the same client, are allocated to separate units of accounting based on their relative fair value, if the deliverables in the contract(s) meet the criteria for such treatment. Such criteria include whether a delivered item has value to the customer on a stand-alone basis, whether there is objective and reliable evidence of the fair value of the undelivered items and, if the arrangement includes a general right of return related to a delivered item, whether delivery of the undelivered item is considered probable and in our control. Fair value is the price of a deliverable when it is regularly sold on a stand-alone basis, which generally consists of vendor-specific objective evidence of fair value. If there is no evidence of the fair value for a delivered product or service, revenue is allocated first to the fair value of the undelivered product or service and then the residual revenue is allocated to the delivered product or service. If there is no evidence of the fair value for an undelivered product or service, the contract(s) is accounted for as a single unit of accounting, resulting in delay of revenue recognition for the delivered product or service until the undelivered product or service portion of the contract is complete. We recognize revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding client acceptance are resolved, and there are no client-negotiated refund or return rights affecting the revenue recognized for delivered elements. Once we determine the allocation of revenue between deliverable elements, there are no further changes in the revenue allocation. In some cases, revenue may be recognized over the contract period in proportion to the level of service provided on a systematic and rational basis, using the proportional performance method. Revenue recognition is limited to the amount that is not contingent upon delivery of any future product or service or meeting other specified performance conditions.

▪	We maintain allowances for doubtful accounts of $2.5 million as of December 31, 2006, or 2.2% of receivables, for estimated losses arising from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required which would reduce income from operations.

▪	We reduce deferred tax assets by a valuation allowance if, based on the weight of available evidence for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized. The valuation allowance for a particular tax jurisdiction is allocated between current and noncurrent deferred tax assets for that jurisdiction on a pro rata basis. Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, our estimate of future taxable income and any applicable tax-planning strategies. At December 31, 2006, management determined that a valuation allowance of approximately $35.3 million was necessary to reduce U.S. deferred tax assets by $10.4 million and foreign deferred tax assets by $24.9 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $17.5 million at December 31, 2006 is dependent upon future profitability within each tax jurisdiction. As of December 31, 2006, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax asset will be realized.

We have a contingent income tax liability of $4.2 million consisting of amounts for subsidiaries located in both the Americas and EMEA segments that is accounted for in “Income taxes payable” in the accompanying Consolidated Balance Sheets. The amount of the contingent liability is based on an estimate of the probable liability in accordance with SFAS No. 5 (SFAS 5) “Accounting for Contingencies”, using available evidence, including detailed analyses of the potential income tax issues, income tax assessments and notices of disallowance, consultation with independent outside tax and legal advisors and our historical experience in settling similar issues without additional income tax liability. Changes in our assumptions, estimates and judgments could impact our estimate of the probable contingent income tax liability, thus materially impacting our financial position and results of operations.

▪	We review long-lived assets, which had a carrying value of $96.7 million as of December 31, 2006, including goodwill, intangibles, property and equipment, and investment in SHPS, Incorporated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge or loss to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

Recent Accounting Pronouncements
     In February 2006, the FASB issued SFAS No. 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 (SFAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of SFAS 155 on January 1, 2007 did not have a material impact on our financial condition, results of operations or cash flows.
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
     In September 2006, the FASB issued SFAS No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in accumulated other comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of a company’s year-end balance sheet date is effective for fiscal years ending after December 15, 2008. We adopted the recognition provisions of SFAS 158, which were effective on December 31, 2006, resulting in a $1.0 million non-cash charge to equity, net of deferred taxes and a $1.6 million non-cash increase in total liabilities. See Note 19 – Pension and Other Post-Retirement Benefits, for further information.
     In September 2006, the SEC issued Staff Accounting Bulletin No, 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of the carryover or a reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material. The adoption of SAB 108 on December 31, 2006 did not have a material impact on our financial condition, results of operations or cash flows.
     In November 2006, the EITF reached a tentative conclusion on Issue No. 06-10 (EITF 06-10), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 provides guidance on the employers’ recognition of a liability and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods and the asset in collateral assignment split-dollar life insurance arrangements. The effective date of EITF 06-10 is for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of EITF 06-10 on our financial condition, results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency and Interest Rate Risk
     Our earnings and cash flows are subject to fluctuations due to changes in non-U.S. currency exchange rates. We are exposed to non-U.S. exchange rate fluctuations as the financial results of non-U.S. subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact overall expected profitability. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in Accumulated Other Comprehensive Income (Loss) in shareholders’ equity. Movements in non-U.S. currency exchange rates may affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. Periodically, we use foreign currency contracts to hedge intercompany receivables and payables, and transactions initiated in the United States that are denominated in foreign currency. The principal foreign currency hedged has been the Euro using foreign currency contracts ranging in periods from one to three months. However, due to the strengthening Philippine peso against the U.S. dollar, in February 2007 the Company entered into a foreign currency contract to purchase Philippine pesos at a fixed price of $8.0 million to settle on March 30, 2007. Foreign currency contracts are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized in the current period, as we have not historically designated our foreign currency contracts as accounting hedges. Unrealized and realized gains or losses related to these contracts for the three years ended December 31, 2006 were immaterial.
     Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facility. Based on our level of variable rate debt outstanding during the year ended December 31, 2006, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would not have had a material impact on our annual interest expense.
     At December 31, 2006, we had no debt outstanding at variable interest rates. We have not historically used derivative instruments to manage exposure to changes in interest rates.
Item 8. Financial Statements and Supplementary Data
     The financial statements and supplementary data required by this item are located beginning on page 48 and page 31 of this report, respectively.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
     None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     As of December 31, 2006, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of December 31, 2006, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report On Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     We assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We excluded Centro Interaccion Multimedia, S.A. (“Apex”) from our report on Internal Control over financial reporting as it was acquired on July 3, 2006. In relation to the consolidated financial results and position of the Company, Apex represented two percent of total assets, three percent of revenues and one percent of net income of the consolidated financial statements as of the year ended December 31, 2006.
     Based on our assessment, management believes that, as of December 31, 2006, our internal control over financial reporting was effective.
     Our independent auditors, an independent registered public accounting firm, have issued their attestation report on our assessment of our internal control over financial reporting. This report appears on page 39.
Changes to Internal Control Over Financial Reporting
     There were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Sykes Enterprises, Incorporated
Tampa, Florida
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, as included in Item 9A, Controls and Procedures, that Sykes Enterprises, Incorporated and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Centro Interacción Multimedia, S.A. (“Apex”), which was acquired on July 3, 2006 and whose financial statements constitute two percent of total assets, three percent of revenues, and one percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at Apex. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended

December 31, 2006 of the Company and our report dated March 13, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Certified Public Accountants
Tampa, Florida
March 13, 2007

Item 9B. Other Information
     None.
PART III
Items 10. through 14.
     All information required by Items 10 through 14, with the exception of information on Executive Officers which appears in this report in Item 1 under the caption “Executive Officers”, is incorporated by reference to SYKES’ Proxy Statement for the 2007 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
(1)	Consolidated Financial Statements

The Index to Consolidated Financial Statements is set forth on page 48 of this report.

(2)	Financial Statements Schedule

Schedule II — Valuation and Qualifying Accounts is set forth on page 85 of this report.

(3)	Exhibits:

Exhibit
Number	Exhibit Description
2.1	Articles of Merger between Sykes Enterprises, Incorporated, a North Carolina Corporation, and Sykes Enterprises, Incorporated, a Florida Corporation, dated March 1, 1996. (1)

2.2	Articles of Merger between Sykes Enterprises, Incorporated and Sykes Realty, Inc. (1)

2.3	Shareholder Agreement dated December 11, 1997, by and among Sykes Enterprises, Incorporated and HealthPlan Services Corporation. (2)

2.4	Stock Purchase Agreement, dated September 1, 1998, between Sykes Enterprises, Incorporated and HealthPlan Services Corporation. (4)

2.5	Merger Agreement, dated as of June 9, 2000, among Sykes Enterprises, Incorporated, SHPS, Incorporated, Welsh Carson Anderson and Stowe, VIII, LP (“WCAS”) and Slugger Acquisition Corp. (9)

2.6	Stock Purchase Agreement, dated as of July 3, 2006, between SEI International Services, S.a.r.l., a Luxembourg corporation, and Sykes Enterprises, Incorporated Holdings B.V., a Netherlands corporation (collectively the “Purchasers”) and Antonio Marcelo Cid, an individual, Humberto Daniel Sahade, an individual, and AM Transport, LLC, a Delaware limited liability company (collectively the “Sellers”). (29)

3.1	Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (5)

3.2	Articles of Amendment to Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (6)

3.3	Bylaws of Sykes Enterprises, Incorporated, as amended. (21)

4.1	Specimen certificate for the Common Stock of Sykes Enterprises, Incorporated. (1)

10.1	1996 Employee Stock Option Plan. (1)*

10.2	Amended and Restated 1996 Non-Employee Director Stock Option Plan. (10)*

10.3	1996 Non-Employee Directors’ Fee Plan. (1)*

10.4	2004 Non-Employee Directors’ Fee Plan. (18)*

10.5	Form of Split Dollar Plan Documents. (1)*

10.6	Form of Split Dollar Agreement. (1)*

10.7	Form of Indemnity Agreement between Sykes Enterprises, Incorporated and directors & executive officers. (1)

Exhibit
Number	Exhibit Description
10.8	Tax Indemnification Agreement between Sykes Enterprises, Incorporated and John H. Sykes. (1)*

10.9	1997 Management Stock Incentive Plan. (3)*

10.10	1999 Employees’ Stock Purchase Plan. (7)*

10.11	2000 Stock Option Plan. (8)*

10.12	2001 Equity Incentive Plan. (11)*

10.13	Deferred Compensation Plan (21)*

10.14	2004 Non-Employee Director Stock Option Plan (17)*

10.15	Form of Restricted Share And Stock Appreciation Right Award Agreement dated as of March 29, 2006 (26)*

10.16	Form of Restricted Share And Bonus Award Agreement dated as of March 29, 2006 (26)*

10.17	Form of Restricted Share Award Agreement dated as of May 24, 2006 (28)*

10.18	Form of Restricted Share And Stock Appreciation Right Award Agreement dated as of January 2, 2007 (31)*

10.19	Form of Restricted Share Award Agreement dated as of January 2, 2007 (31)*

10.20	Amended and Restated Executive Employment Agreement dated as of October 1, 2001 between Sykes Enterprises, Incorporated and John H. Sykes. (13)*

10.21	Founder’s Retirement and Consulting Agreement dated December 10, 2004 between Sykes Enterprises, Incorporated and John H. Sykes. (19)*

10.22	Stock Option Agreement dated as of January 8, 2002, between Sykes Enterprises, Incorporated and John H. Sykes. (13)*

10.23	Employment Agreement dated as of August 1, 2004 between Sykes Enterprises, Incorporated and Charles E. Sykes. (21)*

10.24	First Amendment to Employment Agreement dated as of July 28, 2005 between Sykes Enterprises, Incorporated and Charles E. Sykes. (25)*

10.25	Second Amendment to Employment Agreement dated as of January 3, 2006, between Sykes Enterprises, Incorporated and Charles E. Sykes. (24)*

10.26	Stock Option Agreement dated as of March 15, 2002 between Sykes Enterprises, Incorporated and Charles E. Sykes. (14)*

10.27	Stock Option Agreement (Performance Accelerated Option) dated as of March 15, 2002 between Sykes Enterprises, Incorporated and Charles E. Sykes. (14)*

10.28	Employment Agreement dated as of March 6, 2005, between Sykes Enterprises, Incorporated and W. Michael Kipphut. (20)*

10.29	Stock Option Agreement dated as of October 1, 2001, between Sykes Enterprises, Incorporated and W. Michael Kipphut. (13)*

10.30	Employment Agreement dated as of April 4, 2006, between Sykes Enterprises, Incorporated and Jenna R. Nelson. (27)*

10.31	Stock Option Agreement dated as of March 11, 2002 between Sykes Enterprises, Incorporated and Jenna R. Nelson. (14)*

Exhibit
Number	Exhibit Description
10.32	Independent Subcontractor Agreement dated as of July 27, 2004 between Sykes Enterprises, Incorporated and Gerry L. Rogers. (21)*

10.33	First Amendment to Independent Subcontractor Agreement dated as of July 27, 2004 between Sykes Enterprises, Incorporated and Gerry L. Rogers. (21)*

10. 34	Stock Option Agreement dated as of March 11, 2002 between Sykes Enterprises, Incorporated and Gerry Rogers. (14)*

10.35	Stock Option Agreement dated as of October 1, 2001, between Sykes Enterprises, Incorporated and James T. Holder. (13)*

10.36	Amendment to Employment Agreement dated as of January 2, 2007, between Sykes Enterprises, Incorporated and James T. Holder. (32)*

10.37	Employment Agreement dated as of January 3, 2006, between Sykes Enterprises, Incorporated and William N. Rocktoff. (24)*

10.38	Stock Option Agreement dated as of March 18, 2002 between Sykes Enterprises, Incorporated and William Rocktoff. (14)*

10.39	Stock Option Agreement dated as of March 18, 2002 between Sykes Enterprises, Incorporated and William Rocktoff. (15)*

10.40	Employment Agreement dated as of January 2, 2007 between Sykes Enterprises, Incorporated and James Hobby, Jr. (32)*

10.41	Employment Agreement dated as of January 3, 2006, between Sykes Enterprises, Incorporated and Daniel L. Hernandez. (24)*

10.42	Employment Agreement dated as of September 13, 2005 between Sykes Enterprises, Incorporated and David L. Pearson. (23)*

10.43	Employment Agreement dated as of January 3, 2006 between Sykes Enterprises, Incorporated and Lawrence R. Zingale. (24)*

10.44	Credit Agreement Among Sykes Enterprises, Incorporated and Keybank National Association and BNP Paribas dated March 15, 2004. (17)

10.45	Amendment No. 1 to Credit Agreement Among Sykes Enterprises, Incorporated and Keybank National Association and BNP Paribas dated October 18, 2004. (21)

10.46	Amendment No. 2 to Credit Agreement Among Sykes Enterprises, Incorporated and Keybank National Association and BNP Paribas dated May 25, 2005. (22)

10.47	Real Estate Purchase and Sale Agreement Between Sykes Realty, Inc.(as Seller) and Sage Aggregation, LLC (as Purchaser) Concerning Certain Properties Known as The Sykes Portfolio dated as of September 13, 2006 (30)

14.1	Code of Ethics (16)

21.1	List of subsidiaries of Sykes Enterprises, Incorporated.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney relating to subsequent amendments (included on the signature page of this report).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

Exhibit
Number	Exhibit Description
32.1	Certification of Chief Executive Officer, pursuant to Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to Section 1350.

*	Indicates management contract or compensatory plan or arrangement

(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-2324) and incorporated herein by reference.

(2)	Filed as Exhibit 2.12 to the Registrant’s Form 10-K filed with the Commission on March 16, 1998, and incorporated herein by reference.

(3)	Filed as Exhibit 10 to the Registrant’s Form 10-Q filed with the Commission on July 28, 1998, and incorporated herein by reference.

(4)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 25, 1998, and incorporated herein by reference.

(5)	Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed with the Commission on October 23, 1997, and incorporated herein by reference.

(6)	Filed as Exhibit 3.2 to the Registrant’s Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.

(7)	Filed as Exhibit 10.19 to the Registrant’s Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.

(8)	Filed as Exhibit 10.23 to the Registrant’s Form 10-K filed with the Commission on March 29, 2000, and incorporated herein by reference.

(9)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 17, 2000, and incorporated herein by reference.

(10)	Filed as Exhibit 10.12 to Registrant’s Form 10-Q filed with the Commission on May 7, 2001, and incorporated herein by reference.

(11)	Filed as Exhibit 10.32 to Registrant’s Form 10-Q filed with the Commission on May 7, 2001, and incorporated herein by reference.

(12)	Filed as Exhibit 10.33 to Registrant’s Form 10-Q filed with the Commission on August 14, 2001, and incorporated herein by reference.

(13)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 15, 2002, and incorporated herein by reference.

(14)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on May 10, 2002, and incorporated herein by reference.

(15)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 10, 2004, and incorporated herein by reference.

(16)	Filed as an Exhibit to Registrant’s Proxy Statement for the 2004 annual meeting of shareholders filed with the Commission April 6, 2004.

(17)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 29, 2004, and incorporated herein by reference.

(18)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on August 9, 2004, and incorporated herein by reference.

(19)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2004, and incorporated herein by reference.

(20)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 8, 2005, and incorporated herein by reference.

(21)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 22, 2005, and incorporated herein by reference.

(22)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on May 31, 2005, and incorporated herein by reference.

(23)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on September 19, 2005, and incorporated herein by reference.

(24)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on January 5, 2006, and incorporated herein by reference.

(25)	Filed as an Exhibit to the Registrant’s Current Report on Form 10-K filed with the Commission on March 14, 2006, and incorporated herein by reference.

(26)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on April 4, 2006, and incorporated herein by reference.

(27)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 5, 2006, and incorporated herein by reference.

(28)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on May 31, 2006, and incorporated herein by reference.

(29)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2006, and incorporated herein by reference.

(30)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on September 19, 2006, and incorporated herein by reference.

(31)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2006, and incorporated herein by reference.

(32)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2007, and incorporated herein by reference.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 13th day of March 2007.

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

Signature	Title	Date

/s/ Paul L. Whiting Paul L. Whiting	Chairman of the Board	March 13, 2007

/s/ Charles E. Sykes Charles E. Sykes	President and Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2007

/s/ Furman P. Bodenheimer, Jr. Furman P. Bodenheimer, Jr.	Director	March 13, 2007

/s/ Mark C. Bozek Mark C. Bozek	Director	March 13, 2007

/s/ Lt. Gen. Michael P. Delong (Ret.) Lt. Gen. Michael P. Delong (Ret.)	Director	March 13, 2007

/s/ H. Parks Helms H. Parks Helms	Director	March 13, 2007

/s/ Iain A. Macdonald Iain A. Macdonald	Director	March 13, 2007

/s/ James S. MacLeod James S. MacLeod	Director	March 13, 2007

/s/ Linda F. McClintock-Greco M.D. Linda F. McClintock-Greco M.D.	Director	March 13, 2007

/s/ William J. Meurer William J. Meurer	Director	March 13, 2007

/s/ James K. Murray, Jr. James K. Murray, Jr.	Director	March 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sykes Enterprises, Incorporated
Tampa, Florida
We have audited the accompanying consolidated balance sheets of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sykes Enterprises, Incorporated and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Certified Public Accountants
Tampa, Florida
March 13, 2007

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
(In thousands, except per share data)	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$158,580	$127,612
Receivables, net	115,016	88,213
Prepaid expenses and other current assets	14,666	10,601
Assets held for sale	509	—

Total current assets	288,771	226,426
Property and equipment, net	66,205	72,261
Goodwill, net	20,422	5,918
Intangibles, net	8,004	2,112
Deferred charges and other assets	32,171	24,468

	$415,573	$331,185

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,270	$12,990
Accrued employee compensation and benefits	39,549	31,777
Deferred grants related to assets held for sale	332	—
Income taxes payable	5,445	2,220
Deferred revenue	30,724	25,172
Other accrued expenses and current liabilities	9,555	10,274

Total current liabilities	104,875	82,433
Deferred grants	10,811	18,107
Other long-term liabilities	8,414	4,555

Total liabilities	124,100	105,095

Commitments and contingencies (Note 18)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 45,254 and 44,009 shares issued	453	440
Additional paid-in capital	179,021	165,674
Retained earnings	158,058	115,735
Accumulated other comprehensive income (loss)	5,869	(3,435)

	343,401	278,414
Deferred stock compensation	—	(355)
Treasury stock at cost: 4,703 shares and 4,712 shares	(51,928)	(51,969)

Total shareholders’ equity	291,473	226,090

	$415,573	$331,185

See accompanying notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,
(In thousands, except per share data)	2006	2005	2004
Revenues	$574,223	$494,918	$466,713

Operating expenses:
Direct salaries and related costs	365,602	309,604	300,600
General and administrative	176,701	160,470	165,232
Net gain on disposal of property and equipment	(13,683)	(1,778)	(6,915)
Net gain on insurance settlement	—	—	(5,378)
Reversal of restructuring and other charges	—	(314)	(113)
Impairment of long-lived assets	445	605	690

Total operating expenses	529,065	468,587	454,116

Income from operations	45,158	26,331	12,597

Other income (expense):
Interest income	6,785	2,559	2,445
Interest expense	(674)	(667)	(773)
Income from rental operations, net	1,200	940	151
Other	(1,010)	(60)	1,441

Total other income (expense)	6,301	2,772	3,264

Income before provision (benefit) for income taxes	51,459	29,103	15,861

Provision (benefit) for income taxes:
Current	8,938	7,098	4,399
Deferred	198	(1,403)	648

Total provision (benefit) for income taxes	9,136	5,695	5,047

Net income	$42,323	$23,408	$10,814

Net income per share:
Basic	$1.06	$0.60	$0.27

Diluted	$1.05	$0.59	$0.27

Weighted average shares:
Basic	39,829	39,204	39,607

Diluted	40,219	39,536	39,722

See accompanying notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
	Common Stock		Additional		Other	Deferred
	Shares		Paid-in	Retained	Comprehensive	Stock	Treasury
(In thousands)	Issued	Amount	Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Balance at January 1, 2004	43,771	$438	$163,511	$81,513	$(208)	$—	$(44,422)	$200,832
Issuance of common stock	61	—	342	—	—	—	—	342
Tax benefit of exercise of stock options	—	—	32	—	—	—	—	32
Purchase of treasury stock	—	—	—	—	—	—	(7,064)	(7,064)
Comprehensive income	—	—	—	10,814	5,079	—	—	15,893

Balance at December 31, 2004	43,832	438	163,885	92,327	4,871	—	(51,486)	210,035

Issuance of common stock	166	2	836	—	—	—	—	838
Deferred stock compensation for the issuance of restricted common stock units	—	—	854	—	—	(854)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	499	—	499
Shares issued under executive deferred compensation plan and held in the rabbi trust	11	—	99	—	—	—	(483)	(384)
Comprehensive income (loss)	—	—	—	23,408	(8,306)	—	—	15,102

Balance at December 31, 2005	44,009	440	165,674	115,735	(3,435)	(355)	(51,969)	226,090

Reclassification of deferred stock compensation balance upon adoption of SFAS 123R	—	—	(355)	—	—	355	—	—
Issuance of common stock	660	8	4,334	—	—	—	—	4,342
Stock-based compensation expense	—	—	2,460	—	—	—	—	2,460
Excess tax benefit from stock- based compensation	—	—	2,355	—	—	—	—	2,355
Issuance of common stock under Deferred Compensation Plan and held in rabbi trust, net of settlements	1	—	70	—	—	—	41	111
Issuance of restricted common stock	300	3	(3)	—	—	—	—	—
Issuance of common stock to Board of Directors previously deferred under the 1996 Non- Employee Director Fee Plan	14	—	47	—	—	—	—	47
Modification of Deferred Compensation Plan	—	—	40	—	—	—	—	40
Issuance of common stock for business acquisition	270	2	4,399	—	—	—	—	4,401
Comprehensive income	—	—	—	42,323	10,348	—	—	52,671
Adjustment upon adoption of SFAS 158, net of tax	—	—	—	—	(1,044)	—	—	(1,044)

Balance at December 31, 2006	45,254	$453	$179,021	$158,058	$5,869	$—	$(51,928)	$291,473

See accompanying notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,323	$23,408	$10,814
Depreciation and amortization, net	24,747	25,943	30,237
Impairment of long-lived assets	445	605	690
Reversal of restructuring and other charges	—	(314)	(113)
Stock compensation expense	2,460	441	—
Deferred income tax (benefit) provision	198	(1,403)	648
Tax benefit from stock options	—	—	32
Net gain on disposal of property and equipment	(13,683)	(1,778)	(6,915)
Net gain on insurance settlement	—	—	(5,378)
Termination costs associated with exit activities	721	697	1,684
Bad debt expense (reversals)	(600)	(649)	267
Foreign exchange gain on liquidation of foreign entity	(48)	(366)	(680)
Unrealized gain on marketable securities	(105)	(59)	—
Changes in assets and liabilities:
Receivables	(20,816)	(795)	(8,699)
Prepaid expenses and other current assets	(533)	(507)	357
Deferred charges and other assets	(4,603)	(2,991)	491
Accounts payable	2,481	(946)	(4,797)
Income taxes receivable/payable	4,685	(470)	1,446
Accrued employee compensation and benefits	2,758	2,277	(1,698)
Other accrued expenses and current liabilities	(1,182)	1,424	(1,372)
Deferred revenue	5,153	2,167	(2,931)
Other long-term liabilities	371	1,485	(348)

Net cash provided by operating activities	44,772	48,169	13,735

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(19,420)	(9,910)	(25,665)
Cash paid for business acquisitions, net of cash acquired	(17,417)	(3,246)	—
Proceeds from sale of facilities	15,375	2,480	9,663
Proceeds from sale of property and equipment	183	184	99
Proceeds from insurance settlement	—	—	6,940
Investment in restricted cash, primarily related to the Apex acquisition (see Note 2)	(4,723)	—	—
Other	(132)	(357)	—

Net cash used for investing activities	(26,134)	(10,849)	(8,963)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt	(381)	(78)	(86)
Borrowings under long-term debt	—	—	—
Proceeds from issuance of stock	4,342	838	342
Purchase of treasury stock	—	—	(7,064)
Excess tax benefit from stock-based compensation	2,355	—	—
Proceeds from grants	531	—	—

Net cash provided by (used for) financing activities	6,847	760	(6,808)

Effects of exchange rates on cash	5,483	(4,336)	3,819

Net increase in cash and cash equivalents	30,968	33,744	1,783
CASH AND CASH EQUIVALENTS — BEGINNING	127,612	93,868	92,085

CASH AND CASH EQUIVALENTS — ENDING	$158,580	$127,612	$93,868

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$420	$510	$430
Cash paid during the year for income taxes	$10,007	$10,006	$11,216
See accompanying notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
     Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES” or the “Company”) provides outsourced customer contact management solutions and services in the business process outsourcing (“BPO”) arena to companies, primarily within the communications, technology/consumer, financial services, healthcare, and transportation and leisure industries. SYKES provides flexible, high quality outsourced customer contact management services (with an emphasis on inbound technical support and customer service), which includes customer assistance, healthcare and roadside assistance, technical support and product sales to its client’s customers. Utilizing SYKES’ integrated onshore/offshore global delivery model, SYKES provides its services through multiple communications channels encompassing phone, e-mail, Web and chat. SYKES complements its outsourced customer contact management services with various enterprise support services in the United States that encompass services for a company’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, SYKES also provides fulfillment services including multilingual sales order processing via the Internet and phone, inventory control, product delivery and product returns handling. The Company has operations in two geographic regions entitled (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, in which the client base is primarily companies in the United States that are using the Company’s services to support their customer management needs; and (2) EMEA, which includes Europe, the Middle East and Africa.
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
     Revenue from contracts with multiple-deliverables to include hardware, software, consulting and other services, or related contracts with the same client, are allocated to separate units of accounting based on their relative fair value, if the deliverables in the contract(s) meet the criteria for such treatment. Such criteria include whether a delivered item has value to the customer on a standalone basis, whether there is objective and reliable evidence of the fair value of the undelivered items and, if the arrangement includes a general right of return related to a delivered item, whether delivery of the undelivered item is considered probable and in the Company’s control. Fair value is the price of a deliverable when it is regularly sold on a standalone basis, which generally consists of vendor-specific objective evidence of fair value. If there is no evidence of the fair value for a delivered product or service, revenue is allocated first to the fair value of the undelivered product or service and then the residual revenue is allocated to the delivered product or service. If there is no evidence of the fair value for an undelivered product or service, the contract(s) is accounted for as a single unit of accounting, resulting in delay of revenue recognition for the delivered product or service until the undelivered product or service portion of the contract is complete. The Company recognizes revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding client acceptance are resolved, and there are no client-negotiated refund or return rights affecting the revenue recognized for delivered elements. Once the Company determines the allocation of revenue between deliverable elements, there are no further changes in the revenue allocation. In some cases, revenue may be recognized over the contract period in proportion to the level of service provided on a systematic and rational basis, using the proportional performance method. Revenue recognition is limited to the amount that is not contingent upon delivery of any future product or service or meeting other specified performance conditions.
     Cash and Cash Equivalents — Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash in the amount of $158.6 million and $127.6 million at December 31, 2006 and 2005, respectively, was primarily held in interest bearing investments, which have an average maturity of less than 60 days. Cash and cash equivalents of $121.9 million and $86.3 million at December 31, 2006 and 2005, respectively, were held in international operations and may be subject to additional taxes if repatriated to the United States.
     Allowance for Doubtful Accounts — The Company maintains allowances for doubtful accounts of $2.5 million and $3.1 million as of December 31, 2006 and 2005, or 2.2% and 3.5% of receivables, respectively, for estimated losses arising from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required which would reduce income from operations. Based on a review of the accounts receivables balances and activity, the Company reversed $0.6 million of the allowance for doubtful accounts during each of the years 2006 and 2005.
     Property and Equipment — Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Improvements to leased premises are amortized over the shorter of the related lease term or the estimated useful lives of the improvements. Cost and related accumulated depreciation on assets retired or disposed of are removed from the accounts and any resulting gains or losses are credited or charged to income. Depreciation expense was $25.0 million, $27.7 million and $32.3 million for 2006, 2005 and 2004, respectively. Property and equipment includes $2.0 million, $0.7 million and $0.1 million of additions included in accounts payable at December 31, 2006, 2005 and 2004, respectively. Accordingly, non-cash transactions have been excluded from the accompanying Consolidated Statements of Cash Flows for 2006, 2005 and 2004, respectively.
     The Company capitalizes certain costs incurred to internally develop software upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility were expensed as incurred. Capitalized internally developed software costs, net of accumulated amortization, were $0.6 million and $1.1 million at December 31, 2006 and 2005, respectively.
     The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. During 2006, based on the Company’s evaluation for impairment, the Company recorded a $0.3 million impairment charge for property and equipment in one of its underutilized European customer contact management centers. This impairment charge represented the amount by which the carrying value of the assets exceeded the estimated fair value of those assets which cannot be redeployed to other locations. Additionally, in 2006, the Company recorded an impairment charge of $0.1 million for property and equipment no longer used in one of its Philippine facilities. Except as noted above, as of December 31, 2006, the Company determined that its property and equipment was not impaired, including the idle facility in Perry County, Kentucky (as discussed below) which is being held and used for future use in the Company’s operations and increased demand for services.
     In September 2005, the Company withdrew its plans to sell the Perry, Kentucky facility due to increased demand for customer care management services from new and existing clients in the United States. As a result, the net carrying value of $4.5 million of land, building and equipment related to this site was reclassified from “Assets held for sale” to “Property and Equipment”. The net carrying value of $4.5 million was offset by a related deferred grant in the amount of $1.9 million. The Company also recaptured the related depreciation, net of grant amortization of $0.7 million in 2005. In connection with the decision to reopen the Perry, Kentucky facility, certain assets held for sale at this facility, which were not redeployed to other locations, were deemed impaired, written down to fair value and subsequently sold for a nominal fee resulting in an impairment charge of $0.5 million in 2005. The Perry facility remains idle as of December 31, 2006.
     In 2005, in connection with the plan of migration of the call volumes of the customer contact management services and related operations from the Company’s Bangalore, India facility, a component of the Americas segment, to other facilities as discussed in Note 15, the Company redeployed property and equipment located in India totaling approximately $1.8 million and recorded an asset impairment charge of $0.7 million for certain property and equipment in India as of December 31, 2004. Upon completion of the redeployment of the property and equipment from the India facility, the Company recorded an additional asset impairment charge of $0.1 million in September 2005.
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
     Investment in SHPS — The Company holds a 4.6% ownership interest in SHPS, Incorporated, which is accounted for at cost of approximately $2.1 million as of December 31, 2006 and 2005 and is included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets. (See Note 8.) The Company will record an impairment charge or loss if it believes the investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.
     Investments Held in Rabbi Trust —Securities held in a rabbi trust for a supplemental nonqualified executive retirement program, as more fully described in Note 20, Stock-Based Compensation, include the fair market value of investments in various mutual funds and shares of the Company’s common stock. The fair market value of these investments is determined by quoted market prices and is adjusted to the current market price at the end of each reporting period. The investments held in mutual funds, classified as trading securities, had a fair market value of approximately $1.0 million and $0.7 million at December 31, 2006 and 2005, respectively, and are included in “Prepaid expenses and other current assets” and “Deferred charges and other assets”, respectively in the accompanying Consolidated Balance Sheets. These investments were comprised of 79% equity securities and 21% debt securities at December 31, 2006. As of December 31, 2006 and 2005, “Accumulated other comprehensive income (loss)” in the accompanying Consolidated Balance Sheets included approximately $0.1 million and $0.2 million in unrealized gains, respectively, from holding these investments. During 2006 and 2005, the Company recorded approximately $0.2 million and $0.2 million, respectively in compensation expense associated with these investments, which is included in “General and administrative” in the accompanying Consolidated Statements of Operations.
     The investments held in the Company’s common stock had a carrying value of approximately $0.4 million and $0.5 million at December 31, 2006 and 2005 and are included in “Treasury Stock” in the accompanying Consolidated Balance Sheets.
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
     Intangible Assets — Intangible assets, primarily customer relationships, existing technologies and covenants not to compete, are amortized using the straight-line method over their estimated period of benefit, generally ranging from two to fifteen years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or changes in circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. In connection with a 2006 acquisition in Argentina and a 2005 acquisition in Canada, as discussed in Note 2 Acquisitions and Dispositions, the Company recorded intangible assets of $6.9 million and $2.4 million, respectively. The related amortization expense in 2006 and 2005 was $1.0 million and $0.3 million, respectively. There was no amortization expense in 2004.
     Income Taxes — The Company accounts for income taxes under SFAS No. 109 (SFAS 109), “Accounting for Income Taxes.” Deferred income tax assets and liabilities are provided to reflect tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the accompanying Consolidated Financial Statements.
     Self-Insurance Programs — The Company self-insures for certain levels of workers’ compensation. Estimated costs of this self-insurance program are accrued at the projected settlements for known and anticipated claims. Self-insurance liabilities of the Company amounted to $1.2 million and $1.5 million at December 31, 2006 and 2005, respectively.
     Deferred Grants — Recognition of income associated with grants of land and the acquisition of property, buildings and equipment is deferred until after the completion and occupancy of the building and title has passed to the Company, and the funds have been released from escrow. The deferred amounts for both land and building are amortized and recognized as a reduction of depreciation expense included within general and administrative costs over the corresponding useful lives of the related assets. Amounts received in excess of the cost of the building are allocated to the cost of equipment and, only after the grants are released from escrow, recognized as a reduction of depreciation expense over the weighted average useful life of the related equipment, which approximates five years. Amortization of the deferred grants that is included as a reduction to “General and administrative” costs in the accompanying Consolidated Statements of Operations was approximately $1.3 million, $2.0 million and $2.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Upon sale of the related facilities, any deferred grant balance is recognized in full and is included in the gain on sale of property and equipment.
     In April 2006, the Company executed an agreement with a government entity in Ireland, which agreed to pay $0.8 million to the Company to provide 100 new permanent jobs (on or before December 31, 2008) in excess of the existing base employment as of December 31, 2004, subject to certain terms and conditions. These grants were awarded by the government for creating and maintaining permanent employment positions in Ireland for a period of at least five years. During December 2006, the Company received employment grants totaling $0.5 million for jobs created under this agreement. This amount was deferred as of December 31, 2006, and will be amortized and recorded in “Other Income” in the Consolidated Statement of Operations using the proportionate performance model over the five-year employment period. At December 31, 2006, the Company’s relevant employment levels met or exceeded the base employment levels set by the government.
     Deferred Revenue — The Company receives up-front fees in connection with certain contracts. The deferred revenue is earned over the service periods of the respective contracts, which range from six months to seven years. Deferred revenue included in current liabilities in the accompanying Consolidated Balance Sheets includes the up-front fees associated with services to be provided over the next ensuing twelve month period and the up-front fees associated with services to be provided over multiple years in connection with contracts that contain cancellation and refund provisions, whereby the manufacturers or customers can terminate the contracts and demand pro-rata refunds of the up-front fees with short notice. Deferred revenue included in current liabilities in the accompanying Consolidated Balance Sheets also includes estimated penalties and holdbacks for failure to meet specified minimum service levels in certain contracts and other performance based contingencies.
     Stock-Based Compensation — The Company has three stock-based compensation plans: the 2001 Equity Incentive Plan (for employees and certain non-employees), the 2004 Non-Employee Director Fee Plan (for non-employee directors), both approved by the shareholders, and the Deferred Compensation Plan (for certain eligible employees), which are discussed more fully in Note 20. Stock-based awards under these plans may consist of common stock, common stock units, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Company issues common stock to satisfy stock option exercises or vesting of stock awards.
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, (SFAS 123R), “Share-Based Payment”, for its stock-based compensation plans. In conjunction with the adoption of SFAS 123R on January 1, 2006 the Company also adopted the following: Staff Accounting Bulletin (SAB) 107, “Share-Based Payments”, which provides guidance on valuation methods available and other matters; Financial Accounting Standards Board (FASB) Staff Position No. 123 R-2 (SFAS 123R-2), “Practical Accommodation to the Application of Grant Date as Defined in SFAS 123R,” which provides guidance on the application of grant date; and FASB Staff Position SFAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share Based Payment Awards,” which provides for an elective alternative transition method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123R. The Company elected to use the alternative transition method in conjunction with the adoption of SFAS 123R. The adoption of SFAS 123R did not have a material effect on the Company’s income before provision for income taxes, net income, cash flows and basic and diluted earnings per share for the year ended December 31, 2006.
     SFAS 123R requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. The standard requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period, while compensation expense for liability-based awards (those usually settled in cash rather than stock) be measured to fair-value at each balance sheet date until the award is settled. Under SFAS 123R, the pro forma disclosures previously permitted are no longer an alternative to financial statement recognition. The Company elected to use the modified prospective method which requires the Company to record compensation expense for the non-vested portion of previously issued awards that remain outstanding at the initial date of adoption of SFAS 123R and to record compensation expense for any awards issued or modified after January 1, 2006. Results for prior periods have not been restated. Upon adoption of SFAS 123R, the deferred stock compensation balance of $0.4 million as of January 1, 2006 was reclassified to additional paid-in capital in the accompanying Consolidated Statement of Changes in Shareholders’ Equity. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow and a corresponding reduction in operating cash flows, rather than as an operating cash flow as previously required. Accordingly, the excess tax benefit of $2.4 million for the year ended December 31, 2006 was classified as a financing cash flow and a corresponding reduction in operating cash flows in the accompanying Consolidated Statement of Cash Flows.
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
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related interpretations and disclosure requirements established by SFAS No. 123 (SFAS 123), “Accounting for Stock-Based Compensation”. The Company had the option under SFAS 123 to measure compensation costs for stock options using the intrinsic value method prescribed by APB 25. Under APB 25, compensation expense was generally not recognized for stock option grants if the exercise price was the same as the market price and the number of shares to be issued was set on the date the employee stock options were granted. Since the Company granted employee stock options on this basis and the Company elected to use the intrinsic value method, no compensation expense was recognized for stock option grants. For grants of common stock units awarded to non-employee directors, under the 2004 Non-Employee Director Fee Plan, compensation expense was recognized over the requisite service periods based on the fair value of the Company’s stock on the date of grant, which is the same under APB 25 and SFAS 123R.
     The following table presents the impact on net income and net income per share as if the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by SFAS 123 prior to the adoption of SFAS 123R (in thousands except per share amounts):

	Years Ended December 31,
	2005	2004
Net Income:
Net income as reported	$23,408	$10,814
Add: Stock-based compensation included in reported net income, net of tax	441	—

Deduct: Stock-based compensation under the fair value method, net of tax	(1,090)	(404)

Pro forma net income	$22,759	$10,410

Net Income Per Share:
Basic, as reported	$0.60	$0.27
Basic, pro forma	$0.58	$0.26
Diluted, as reported	$0.59	$0.27
Diluted, pro forma	$0.58	$0.26
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
     Fair Value of Financial Instruments — The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Cash, Accounts Receivable, Marketable Securities and Accounts Payable. The carrying amounts reported in the balance sheet for cash, accounts receivable, marketable securities and accounts payable approximates their fair values.

•	Long-Term Debt. The fair value of the Company’s long-term debt, including the current portion thereof, is estimated based on the quoted market price for the same or similar types of borrowing arrangements. The carrying value of the Company’s long-term debt approximates fair value. As of December 31, 2006 and 2005, the Company had no outstanding long-term debt.
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
     Foreign Currency and Derivative Instruments — Periodically, the Company enters into foreign currency contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities denominated in a foreign currency. These contracts require the Company to exchange currencies in the future at rates agreed upon at the contract’s inception. Historically, the contracts entered into by the Company have been primarily related to the Euro. In February 2007, the Company entered into a foreign currency contract to buy Philippine pesos at a fixed price of $8.0 million to settle on March 30, 2007. A foreign currency contract acts as an economic hedge as the gains and losses on these contracts typically offset or partially offset gains and losses on the assets, liabilities, and transactions being hedged. The Company has not historically designated its foreign currency contracts as accounting hedges and has not held or issued financial instruments for speculative or trading purposes. Foreign currency contracts are accounted for on a mark-to-market basis, with unrealized gains or losses recognized as a component of income in the current period.
     Unrealized and realized gains or losses related to these contracts for the three years ended December 31, 2006 were immaterial.
     Recent Accounting Pronouncements — In February 2006, the FASB issued SFAS No. 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 (SFAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of SFAS 155 on January 1, 2007 did not have a material impact on the financial condition, results of operations or cash flows of the Company.
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
     In September 2006, the FASB issued SFAS No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS

158 requires a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in accumulated other comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of a company’s year-end balance sheet date is effective for fiscal years ending after December 15, 2008. The Company adopted the recognition provisions of SFAS 158, which were effective on December 31, 2006, resulting in a $1.0 million non-cash charge to equity, net of deferred taxes and a $1.6 million non-cash increase in total liabilities. See Note 19 – Pension and Other Post-Retirement Benefits, for further information.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of the carryover or a reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material. The adoption of SAB 108 on December 31, 2006 did not have a material impact on the financial condition, results of operations or cash flows of the Company.
     In November 2006, the EITF reached a tentative conclusion on Issue No. 06-10 (EITF 06-10), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 provides guidance on the employers’ recognition of a liability and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods and the asset in collateral assignment split-dollar life insurance arrangements. The effective date of EITF 06-10 is for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of EITF 06-10 on its financial condition, results of operations and cash flows.
Note 2. Acquisitions and Dispositions
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
     The Company reported a net loss from Turkey’s operations, excluding the $0.7 million previously mentioned foreign translation gain, of $0.3 million for 2004.
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

	Years Ended
	December 31,
	2006	2005
Revenues	$588,280	$514,934
Income before provision for income taxes	$54,144	$30,379
Net income	$44,064	$24,165
Net income per diluted share	$1.10	$0.61
     The purchased intangible assets resulting from these acquisitions (other than goodwill) are amortized over a range of one to fifteen years, resulting in amortization expense of $1.0 million and $0.3 million for 2006 and 2005, respectively, which is included in “General and administrative” costs in the accompanying Consolidated Statements of Operations. The following table presents the purchased intangible assets (in thousands):

	December 31,
	2006	2005
Gross carrying amount	$9,348	$2,432
Less: accumulated amortization	1,344	320

Net carrying amount	$8,004	$2,112

     Estimated future amortization expense for the five succeeding years excluding the effects of the contingent purchase price held in escrow is as follows (in thousands):

Year Ending December 31,	Amount
2007	$1,475
2008	$1,361
2009	$1,279
2010	$1,251
2011	$1,150

Note 3. Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company’s credit concentrations are limited due to the wide variety of customers and markets in which the Company’s services are sold.
Note 4. Receivables
     Receivables consist of the following (in thousands):

	December 31,
	2006	2005
Trade accounts receivable	$115,848	$86,638
Income taxes receivable	266	2,849
Other	1,436	1,777

	117,550	91,264

Less allowance for doubtful accounts	2,534	3,051

	$115,016	$88,213

Note 5. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2006	2005
Deferred tax asset (Note 14)	$5,385	$3,263
Prepaid maintenance	1,435	1,527
Inventory, at cost	1,229	1,093
Prepaid rent	1,395	1,178
Prepaid insurance	485	1,487
Restricted cash and short-term investments	1,316	369
Prepaid other	3,421	1,684

	$14,666	$10,601

Note 6. Assets Held for Sale
     As of December 31, 2006, assets held for sale with a carrying value of $0.5 million consisted of vacant land neighboring third party leased U.S. customer contact management centers sold in September 2006. (See Note 7, Property and Equipment). Related to these assets are deferred grants of $0.3 million as of December 31, 2006, which are included in “Deferred grants related to assets held for sale” in the accompanying Consolidated Balance Sheets.
Note 7. Property and Equipment
     Property and equipment consist of the following (in thousands):

	December 31,
	2006	2005
Land	$3,589	$3,795
Buildings and leasehold improvements	45,208	50,119
Equipment, furniture and fixtures	174,084	162,673
Capitalized software development costs	5,081	4,778
Transportation equipment	690	392
Construction in progress	1,583	773

	230,235	222,530
Less accumulated depreciation	164,030	150,269

	$66,205	$72,261

     On December 31, 2003, the Company sold the land and building related to its Eveleth, Minnesota facility for $2.3 million, for which the Company received $0.3 million cash and a $2.0 million note receivable, resulting in a net gain of $1.7 million recognized over the term of the note using the installment sales method of accounting. The net book value of the facilities of $3.5 million was offset by the related deferred grants of $2.9 million. The Company recognized $0.2 million of the $1.7 million net gain on the sale of the Eveleth facility in 2003. The remaining $1.5 million net gain was recognized in 2004 when the note receivable balance was paid in full and is included in “Net gain on disposal of property and equipment” in the accompanying 2004 Consolidated Statement of Operations.
     On January 15, 2004, the Company sold the land, building and its contents related to its Klamath Falls, Oregon facility for $4.0 million in cash, resulting in a net gain of $2.7 million. The net book value of the facilities of $2.3 million was offset by the related deferred grants of $1.0 million. On March 31, 2004, the Company sold a parcel of land at its Pikeville, Kentucky facility for $0.2 million in cash, resulting in a net gain of $0.1 million. On July 9, 2004, the Company sold the land, building and its contents related to its Hays, Kansas facility for $3.0 million cash, resulting in a net gain of $2.8 million. The net book value of the facilities of $1.5 million was offset by the related deferred grants of $1.3 million.
     Accordingly, the net gains on the sale of these facilities of $7.1 million related to the Eveleth, Klamath Falls, Pikeville and Hays facilities are included in “Net gain on disposal of property and equipment” in the accompanying 2004 Consolidated Statement of Operations.
     In September 2004, the building and contents of the customer contact management center located in Marianna, Florida was severely damaged by Hurricane Ivan. After settlement with the insurer in December 2004, the Company recognized a net gain of $5.4 million after write-off of the property and equipment, which had a net book value of $3.4 million, net of the related deferred grants of $2.2 million. The Company also received an insurance recovery for business interruption during 2004 and recognized $0.1 million and $0.2 million, respectively, as a reduction to “Direct salaries and related costs” and “General and administrative” costs in the accompanying 2004 Consolidated Statement of Operations. In December 2004, the Company reached an agreement with the City of Marianna to donate the underlying land to the city with $0.1 million in cash to assist with the site demolition and clean up of the property with no further obligation to the Company.
     In April 2005, the Company sold the land and building related to its Greeley, Colorado facility for $2.4 million cash, resulting in a net gain of $1.7 million. The net book value of the facilities of $1.4 million was offset by the related deferred grants of $0.7 million.
     As of December 31, 2005, the Company leased four of its customer contact management centers in Ada, Oklahoma, Manhattan, Kansas, Pikeville, Kentucky and Palatka, Florida to unrelated third parties consisting of the following, which are included in property and equipment (in thousands):

Amount
Land, building and improvements	$10,460
Equipment, furniture and fixtures	6,875

17,335
Less accumulated depreciation	9,678

$7,657

Deferred grants, net	$(6,766)

     In September 2006, the Company sold these customer contact management centers to an unrelated third party for cash totaling $14.6 million, net of selling costs, resulting in a net gain of $13.9 million. The net book value of the facilities of $6.3 million and other related assets of $0.5 million were offset by the related deferred grants of $6.1 million.

Note 8. Deferred Charges and Other Assets
     Deferred charges and other assets consist of the following (in thousands):

	December 31,
	2006	2005
Non-current deferred tax asset (see Note 14)	$16,910	$16,624
Investment in SHPS, Incorporated, at cost	2,089	2,089
Non-current value added tax receivable	5,750	2,167
Other	7,422	3,588

	$32,171	$24,468

Note 9. Accrued Employee Compensation and Benefits
     Accrued employee compensation and benefits consist of the following (in thousands):

	December 31,
	2006	2005
Accrued compensation	$11,212	$9,964
Accrued bonus and commissions	7,762	6,454
Accrued vacation	8,930	6,249
Accrued employment taxes	7,372	5,810
Other	4,273	3,300

	$39,549	$31,777

Note 10. Deferred Revenue
     The components of deferred revenue consist of the following (in thousands):

	December 31,
	2006	2005
Future service	$25,403	$24,247
Penalties and holdbacks	5,321	925

	$30,724	$25,172

Note 11. Other Accrued Expenses and Current Liabilities
     Other accrued expenses and current liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Accrued legal and professional fees	$2,739	$3,077
Accrued roadside assistance claim costs	1,801	1,582
Accrued telephone charges	441	371
Accrued rent	564	623
Accrued value added tax payable	—	754
Other	4,010	3,867

	$9,555	$10,274

Note 12. Borrowings
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
     The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at the Company’s option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 2.25%. In addition, a commitment fee of up to 0.50% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2008, are secured by a pledge of 65% of the stock of each of the Company’s active direct foreign subsidiaries. The Credit Facility prohibits the Company from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings in 2006 and no outstanding balances as of December 31, 2006 with $50.0 million availability under the Credit Facility.
Note 13. Accumulated Other Comprehensive Income (Loss)
     The Company presents data in the Consolidated Statements of Changes in Shareholders’ Equity in accordance with SFAS No. 130 (SFAS 130), “Reporting Comprehensive Income.” SFAS 130 establishes rules for the reporting of comprehensive income (loss) and its components. The components of other accumulated comprehensive income (loss) consist of the following (in thousands):

Accumulated
Other
Comprehensive
Income (Loss)
Balance at January 1, 2004	$(208)
Foreign currency translation adjustment	5,713
Less: foreign currency translation gain included in net income (no tax effect)	(634)

Balance at December 31, 2004	4,871
Foreign currency translation adjustment	(8,540)
Add: foreign currency translation loss included in net income (no tax effect)	234

Balance at December 31, 2005	(3,435)
Foreign currency translation adjustment	10,396
Less: foreign currency translation gain included in net income (no tax effect)	(48)
Unrealized actuarial losses related to pension liability, net of a tax benefit of $563	(1,044)

Balance at December 31, 2006	$5,869

Earnings associated with the Company’s investments in its subsidiaries are considered to be permanently invested and no provision for income taxes on those earnings or translation adjustments has been provided.
Note 14. Income Taxes
     The income (loss) before provision (benefit) for income taxes includes the following components (in thousands):

	Years Ended December 31,
	2006	2005	2004
United States	$555	$(1,864)	$(14,585)
Foreign	50,904	30,967	30,446

Total income before provision for income taxes	$51,459	$29,103	$15,861

     Significant components of the income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Current:
Federal	$107	$—	$(1,777)
State	—	—	(295)
Foreign	8,831	7,098	6,471

Total current (benefit) provision for income taxes	8,938	7,098	4,399

Deferred:
Federal	977	—	1,093
State	(94)	—	280
Foreign	(685)	(1,403)	(725)

Total deferred (benefit) provision for income taxes	198	(1,403)	648

Total provision for income taxes	$9,136	$5,695	$5,047

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
     The temporary differences that give rise to significant portions of the deferred income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Accrued expenses	$(3,118)	$380	$3,110
Net operating loss and tax credit carryforwards	(3,315)	759	(8,337)
Depreciation and amortization	478	(427)	5,302
Deferred revenue	(333)	(310)	(832)
Deferred statutory income	163	(576)	237
Valuation allowance	6,460	(1,584)	(191)
Other	(137)	355	1,359

Total deferred (benefit) provision for income taxes	$198	$(1,403)	$648

     The reconciliation of income tax provision (benefit) computed at the U.S. federal statutory tax rate to the Company’s effective income tax provision (benefit) is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Tax at U.S. statutory rate	$18,011	$10,186	$5,551
State income taxes, net of federal tax benefit	(173)	(36)	(350)
Tax holidays	(7,544)	(2,265)	(1,918)
Change in valuation allowance, net of related adjustments	2,659	1,487	1,189
Foreign rate differential	(3,859)	(4,019)	(1,654)
Permanent differences	(670)	(337)	1,789
Foreign withholding and other taxes	849	631	879
Other	(137)	48	(439)

Total provision for income taxes	$9,136	$5,695	$5,047

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes. A provision for income taxes has not been made for the undistributed earnings of foreign subsidiaries of approximately $288.3 million at December 31, 2006, that are permanently reinvested in foreign business operations. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable.
     The Company has been granted tax holidays in the Philippines, El Salvador, India and Costa Rica. The tax

holidays have various expiration dates primarily from 2007 through 2018. Upon expiration, the Company intends to seek renewals of these tax holidays, where possible.
     The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2006 and 2005, respectively, are presented below (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Accrued expenses	$5,146	$2,450
Net operating loss and tax credit carryforwards	46,586	43,270
Depreciation and amortization	11,016	10,018
Deferred revenue	3,036	2,703
Valuation allowance	(35,267)	(28,807)

	30,517	29,634

Deferred tax liabilities:
Accrued liabilities	(1,259)	(1,680)
Depreciation and amortization	(9,642)	(8,167)
Deferred statutory income	(2,089)	(1,924)

	(12,990)	(11,771)

Net deferred tax assets	$17,527	$17,863

	December 31,
	2006	2005
Classified as follows:
Current assets (Prepaid expenses and other) (Note 5)	$5,385	$3,263
Non-current assets (Deferred charges and other) (Note 8)	16,910	16,624
Current liabilities (Other accrued expenses)	(75)	(60)
Non-current liabilities (Other long-term liabilities)	(4,693)	(1,964)

Net deferred tax assets	$17,527	$17,863

     SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2006, management has determined that a valuation allowance of approximately $35.3 million is necessary to reduce U.S. deferred tax assets by $10.4 million and foreign deferred tax assets by $24.9 million.
     There is approximately $132.3 million of the income tax loss carryforwards at December 31, 2006, of which $86.7 million relates to foreign entities and $45.6 million relates to the U.S., with various expiration dates. For U.S. purposes, a net operating loss carryforward of approximately $45.6 million and $3.9 million of tax credits are available at December 31, 2006 for carryforward, with the latest expiration date ending December 31, 2025. Of this $45.6 million carryforward, $10.1 million is limited as it relates to net operating loss carryforwards of a domestic subsidiary acquired in prior years.
     The Company is currently under examination in the U.S. by several states for sales and use taxes for periods covering 1999 through 2000. The U.S. Internal Revenue Service completed audits of the Company’s U.S. tax returns through July 31, 1999 and is currently auditing the tax year ended July 31, 2002 and will also be examining the tax years ended July 31, 2003, December 31, 2003 and December 31, 2004. Certain German subsidiaries of the Company are under examination by the German tax authorities for periods covering 1996 through 2004. Additionally, certain Canadian subsidiaries are under examination by Canadian tax authorities for the periods covering 2002 through 2003 and an Asian subsidiary is being audited by the Asian tax authorities for tax year 2004. The Indian tax authorities have issued an assessment for the tax year ended March 31, 2004 and are also examining the tax year ended March 31, 2005.
     As of December 31, 2006 and 2005, the Company had a contingent income tax liability of $4.2 million and $3.2 million, respectively, consisting of amounts for subsidiaries located in both the Americas and EMEA segments that is accounted for in “Income taxes payable” in the accompanying Consolidated Balance Sheets. The amount of the contingent liability is based on an estimate of the probable liability in accordance with SFAS No. 5 (SFAS 5)

“Accounting for Contingencies”, using available evidence, including detailed analyses of the potential income tax issues, income tax assessments and notices of disallowance, consultation with independent outside tax and legal advisors and the Company’s historical experience in settling similar issues without additional income tax liability. Management believes that the $4.2 million contingent income tax liability, a net increase of $1.0 million from December 31, 2005, is the probable amount that will be paid upon settlement of the related tax audits based on current available evidence and issues and does not believe there would be a material impact on liquidity beyond what has been provided for in “Income taxes payable.”
     As of December 31, 2006, the Company determined that there is a reasonable possibility, in accordance with SFAS 5, that a $1.3 million loss contingency may have been incurred. This contingency relates to transfer pricing penalties that may be applicable in connection with an income tax audit assessment issued in December 2006 to our Indian subsidiary relating to the 2004 tax year. The income tax assessment is currently under appeal. The loss contingency includes additional years subsequent to the year assessed as a result of similar facts. However, the $1.3 million loss contingency is not probable in accordance with SFAS 5, therefore, an accrual has not been recorded in the accompanying consolidated financial statements as of December 31, 2006. Upon adoption of FIN 48 on January 1, 2007, as discussed more fully in Note 1, the $1.3 million loss contingency will be recorded as a cumulative effect adjustment to the beginning balance of retained earnings.
Note 15. Termination Costs Associated With Exit Activities
     On November 3, 2005, the Company committed to a plan (the “Plan”) to reduce its workforce by approximately 200 people in one of its European customer contact management centers in Germany in response to the October 2005 contractual expiration of a technology client program, which generated annual revenues of approximately $12.0 million. The Company expects to complete the Plan by the end of the second quarter of 2007. The Company estimates that it will incur total charges related to the Plan of approximately $1.6 million to $1.9 million. These charges include approximately $1.3 million to $1.5 million for severance and related costs and $0.1 million to $0.2 million for other exit costs. Additionally, the Company ceased using certain property and equipment estimated at $0.2 million, and depreciated these assets over the shortened useful life, which approximated eight months. As a result, the Company recorded additional depreciation of approximately $0.2 million during 2006. Termination costs of $0.7 million and $0.5 million are included in “Direct salaries and related costs” in the accompanying 2006 and 2005 Consolidated Statements of Operations, respectively. Cash payments related to these termination costs totaled $0.6 million and less than $0.1 million for 2006 and 2005, respectively. Termination costs to date approximate $1.3 million as of December 31, 2006 with cash payments to date of $0.7 million.
     On January 19, 2005, the Company announced to its workforce that, as part of its continued efforts to optimize assets and improve operating performance, it would migrate the call volumes of the customer contact management services and related operations from its Bangalore, India facility, a component of the Company’s Americas segment, to other offshore facilities. Before the plan of migration, the Company’s Bangalore facility generated approximately $0.9 million in revenue in the first quarter of 2005, the last full quarter of operations. The Company substantially completed the plan of migration, including the redeployment of site infrastructure and the recruiting, training and ramping-up of agents associated with the migration of Bangalore call volumes to other offshore facilities, in the second quarter of 2005. In connection with this migration, the Company terminated 413 employees and accrued over their remaining service period an estimated liability for termination costs of $0.2 million based on the fair value as of the termination date, in accordance SFAS No. 146 (SFAS 146), “Accounting for Costs associated with Exit or Disposal Activities.” These termination costs are included in “Direct salaries and related costs” in the accompanying Consolidated Statement of Operations for 2005. Cash payments related to these termination costs totaled $0.2 million during 2005.
     During the first quarter of 2004, the Company determined to reduce costs by consolidating and closing two European customer contact management centers in Germany. The plan was substantially completed by the end of the second quarter of 2004. In connection with these closures, the Company terminated 240 employees and accrued over their remaining service period an estimated liability for termination costs of $1.7 million based on the fair value as of the termination date, in accordance with SFAS 146. Termination costs of $1.7 million are included in “Direct salaries and related costs” in the accompanying 2004 Consolidated Statement of Operations. Cash payments totaled $1.7 million during 2004.

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
     The following tables summarize the 2002 plan accrued liability for restructuring and other charges and related activity in 2005, 2004, 2003 and 2002 (in thousands) (no activity in 2006):

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
     The following tables summarize the 2000 plan accrued liability for restructuring and other charges and related activity in 2005, 2004, 2003, 2002, 2001 and 2000 (in thousands) (no activity in 2006):

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	December 31,
	2005	Outlays	Changes	2005
Severance and related costs	$87	$(87)	$—	$—

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	December 31,
	2004	Outlays	Changes	2004
Severance and related costs	$588	$(501)	$—	$87
Lease termination costs	—	—	—	—

Total	$588	$(501)	$—	$87

	Balance at		Other		Balance at
	January 1,	Cash	Non-Cash		December 31,
	2003	Outlays	Changes		2003
Severance and related costs	$1,053	$(465)	$—		$588
Lease termination costs	120	—	(120	)(1)	—

Total	$1,173	$(465)	$(120)		$588

	Balance at		Other		Balance at
	January 1,	Cash	Non-Cash		December 31,
	2002	Outlays	Changes		2002
Severance and related costs	$1,485	$(646)	$214	(2)	$1,053
Lease termination costs	143	(23)	—		120

Total	$1,628	$(669)	$214		$1,173

	Balance at		Other		Balance at
	January 1,	Cash	Non-Cash		December 31,
	2001	Outlays	Changes		2001
Severance and related costs	$3,062	$(1,288)	$(289	)(3)	$1,485
Lease termination costs	1,288	(1,145)	—		143
Other restructuring costs	718	(718)	—		—

Total	$5,068	$(3,151)	$(289)		$1,628

	Balance at			Other	Balance at
	January 1,	2000	Cash	Non-Cash	December 31,
	2000	Charges	Outlays	Changes	2000
Severance and related costs	$—	$3,974	$(912)	$—	$3,062
Lease termination costs	—	5,404	(4,116)	—	1,288
Write-down of property, equipment	—	14,191	—	(14,191)	—
Write-down of intangible assets	—	6,086	—	(6,086)	—
Other restructuring costs	—	813	(95)	—	718

	$—	$30,468	$(5,123)	$(20,277)	$5,068

(1)	During 2003, the Company reversed accruals related to the final settlement of lease termination costs

(2)	During 2002, the Company recorded $0.2 million in additional severance and related costs primarily due to delays in closing its U.S. fulfillment center, which increased the cash outlay requirements for severance.

(3)	During 2001, the Company reduced the original severance accrual by $0.3 million for severance payments due to the Company’s former president.
Note 17. Earnings Per Share
     Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options, stock appreciation rights, common stock units and shares held in a rabbi trust using the treasury stock method. For the years ended December 31, 2006, 2005 and 2004, options to purchase shares of common stock of 0.1 million, 0.5 million and 2.4 million, respectively, at various prices were antidilutive and were excluded from the calculation of diluted earnings per share.
     The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Basic:
Weighted average common shares outstanding	39,829	39,204	39,607
Diluted:
Dilutive effect of stock options, stock appreciation rights, common stock units and shares held in a rabbi trust	390	332	115

Total weighted average diluted shares outstanding	40,219	39,536	39,722

     On August 5, 2002, the Company’s Board of Directors authorized the Company to purchase up to three million shares of its outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors such as, including but not limited to, the stock price and general market conditions. During 2004, the Company repurchased 1.1 million common shares under the 2002 repurchase program at prices ranging between $5.55 to $7.58 per share for a total cost of $7.1 million. During 2006 and 2005, the Company made no purchases under the 2002 repurchase program.
Note 18. Commitments and Contingencies
     The Company leases certain equipment and buildings under operating leases having original terms ranging from one to twenty-five years, some with options to cancel at varying points during the lease. The building leases contain up to two five-year renewal options. Rental expense under operating leases for the years ended December 31, 2006, 2005 and 2004 was approximately $17.3 million, $16.5 million, and $18.4 million, respectively.
     The following is a schedule of future minimum rental payments under operating leases having a remaining non-cancelable term in excess of one year subsequent to December 31, 2006 (in thousands):

Total
Year	Amount
2007	$11,475
2008	6,433
2009	4,370
2010	3,459
2011	1,685
Thereafter	11,214

Total minimum payments required	$38,636

     A lease agreement, relating to the Company’s customer contact management center in Ireland, contains a cancellation clause which requires the Company, in the event of cancellation, to restore the facility to its original state at an estimated cost of $1.1 million as of December 31, 2006 and pay a cancellation fee of $0.5 million, which approximates two annual rental payments under the lease agreement. As of December 31, 2006, the Company had no plans to cancel this lease agreement. Therefore, the Company does not expect to make any payments under this agreement and, accordingly, has not recorded a liability in the accompanying Consolidated Balance Sheets.
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
     The following is a schedule of future minimum purchases remaining under the agreements as of December 31, 2006 (in thousands):

Total
Year	Amount
2007	$6,747
2008	1,968

Total minimum payments required	$8,715

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
     One of the Company’s European subsidiaries has received several inquiries from a regulatory agency related to privacy claims associated with the alleged inappropriate acquisition of personal bank account information. Several of the inquiries have resulted in sanctions against the Company approximating $0.8 million. In order to appeal the sanctions through the court system, the Company issued a bank guarantee. Management believes that the sanctions made in connection with this matter are without merit, and intends to vigorously pursue the reversal of the proposed sanctions. The Company has recorded these amounts in “Deferred Charges and Other Assets” in the accompanying Consolidated Balance Sheets as of December 31, 2006. The Company has not accrued any amounts related to these claims under SFAS 5, because it does not believe that a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to these claims.
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
Note 19. Pension and Other Post-Retirement Benefits
Defined Benefit Pension Plan
     The Company sponsors a non-contributory defined benefit pension plan (the “Pension Plan”) for its employees in the Philippines. The Pension Plan provides defined benefits based on years of service and final salary. All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plan. As of December 31, 2006, the Pension Plan is unfunded.
     The following tables provide a reconciliation of the change in the benefit obligation for the Pension Plan and the net amount recognized in the accompanying Consolidated Balance Sheets (in thousands):

	For the Years Ended
	December 31,
	2006	2005
Beginning benefit obligation	$1,548	$830
Service cost	348	320
Interest cost	188	101
Actuarial loss	1,170	224
Effect of foreign currency translation	201	73

Ending benefit obligation	$3,455	$1,548

Funded status	$(3,455)	$(1,548)
Unrecognized net actuarial loss	—	233

Net amount recognized	$(3,455)	$(1,315)

     The net amount recognized consists of accrued benefit costs of $3.5 million and $1.3 million as of December 31, 2006 and 2005, respectively, and is included in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.
     Weighted-average actuarial assumptions used to determine the benefit obligations and net periodic benefit cost for the Pension Plan were as follows:

	For the Years Ended
	December 31,
	2006	2005
Discount rate	8.3%	12.0%
Rate of compensation increase	8.0%	8.0%
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
     The following table provides information about net periodic benefit cost and other accumulated comprehensive income for the Pension Plan (in thousands):

	Years Ended
	December 31,
	2006	2005
Service cost	$348	$320
Interest cost	188	101
Recognized actuarial losses	7	—

Net periodic benefit cost	543	421
Unrealized net actuarial loss, net of tax	1,044	—

Total recognized in net periodic benefit cost and other accumulated comprehensive income	$1,587	$421

     The Company does not expect to make cash contributions to its Pension Plan during 2007.
     The estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

Total
Amount
2007	$—
2008	$—
2009	$—
2010	$—
2011	$8
2012 through 2016	$61
     In December 2006, the Company adopted the recognition provisions of SFAS 158 resulting in a $1.0 million non-cash charge to equity related to unrealized actuarial losses, net of tax of $0.6 million, and a $1.6 million non-cash increase in other long-term liabilities, which represents the Pension Plan’s underfunded status. The Company expects to charge earnings less than $0.1 million of net actuarial losses as a component of net periodic benefit cost in 2007.
Employee Retirement Savings Plan
     The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matched 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company contribution was $0.7 million, $0.6 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Post-Retirement Defined Contribution Healthcare Plan
     On January 1, 2005, the Company established a Post-Retirement Defined Contribution Healthcare Plan for eligible employees meeting certain service and age requirements. The plan is fully funded by the participants and accordingly, the Company does not recognize expense relating to the plan.
Note 20. Stock-Based Compensation
     A detailed description of each of the Company’s stock-based compensation plans is provided below, including the 2001 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. Stock-based compensation expense related to these plans, which is included in “General and administrative” costs primarily in the Americas in the accompanying Consolidated Statements of Operations, was $2.5 million and $0.4 million for the years ended December 31, 2006 and 2005, respectively (none in 2004). There were no related income tax benefits recognized in the accompanying Consolidated Statements of Operations for years ended December 31, 2006, 2005 and 2004. In addition, the Company realized the benefit of tax deductions in excess of recognized tax benefits of $2.4 million, $30 thousand and $0.2 million from the exercise of stock options in the years ended December 31, 2006, 2005 and 2004, respectively. There were no capitalized stock-based compensation costs at December 31, 2006 and 2005.
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
     Stock Options — Options are granted at fair market value on the date of the grant and generally vest over one to four years. All options granted under the Plan expire if not exercised by the tenth anniversary of their grant date. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions. The fair value of the stock option awards is expensed on a straight-line basis over the vesting period of the award. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Exercises and forfeitures are estimated within the valuation model using employee termination and other historical data. The expected term of the stock option awards granted is derived from historical exercise experience under the Plan and represents the period of time that stock option awards granted are expected to be outstanding. No stock options were granted during the years ended December 31, 2006, 2005 and 2004.
     The following table summarizes stock option activity under the Plan as of December 31, 2006 and for the year then ended:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
Stock Options	(000s)	Price	(in years)	(000s)
Outstanding at January 1, 2006	1,213	$10.03
Granted	—	—
Exercised	(615)	7.06
Forfeited or expired	(15)	11.32

Outstanding at December 31, 2006	583	$13.13	3.88	$3,201

Vested or expected to vest at December 31, 2006	583	$13.13	3.88	$3,201

Exercisable at December 31, 2006	583	$13.13	3.88	$3,201

     There is no intrinsic value for options exercised in the three years ended December 31, 2006, 2005 and 2004 since the exercise price of the options is the same as the market price of the underlying stock on the date of grant.
     The following table summarizes the status of nonvested stock options under the Plan as of December 31, 2006 and for the year then ended:

Weighted
Average
	Shares	Grant-Date
Nonvested Stock Options	(000s)	Fair Value
Nonvested at January 1, 2006	93	$7.63
Granted	—	$—
Vested	(93)	$7.63
Forfeited	—	$—

Nonvested at December 31, 2006	—	$—

     Since there was no nonvested stock as of December 31, 2006, all compensation cost related to the nonvested stock options granted under the Plan has been recognized (the effect of estimated forfeitures is not material.) The total fair value of stock options vested during the years ended December 31, 2006, 2005 and 2004 was $0.8 million, $0.6 million and $2.5 million, respectively.
     Cash received from stock options exercised under all stock-based compensation plans for the year ended December 31, 2006, 2005 and 2004 was $4.3 million, $0.8 million and $0.3 million, respectively. The actual tax benefit realized for the tax deductions from these stock option exercises totaled $2.4 million for the year ended December 31, 2006 (not material for 2005 and 2004.)
     Stock Appreciation Rights — The Company’s Board of Directors, at the recommendation of the Compensation and Human Resource Development Committee (the “Committee”), approves awards of stock-settled stock appreciation rights (“SARs”) for eligible participants. SARs represent the right to receive, without payment to the Company, a certain number of shares of common stock, as determined by the Committee, equal to the amount by which the fair market value of a share of common stock exceeds the grant price at the time of exercise.
     The SARs are granted at fair market value of the Company’s common stock on the date of the grant and vest one-third on each of the anniversaries of the date of grant, provided the participant is employed by the Company on such date. The SARs have a term of 10 years from the date of grant. In the event of a change in control, the SARs will vest on the date of the change in control, provided that the participant is employed by the Company on the date of the change in control.

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
     The following table summarizes the assumptions used to estimate the fair value of SARs granted during the year ended December 31, 2006 (no SARs were granted in 2005 and 2004):

Year Ended
December 31,
2006
Expected volatility	61%
Weighted-average volatility	61%
Expected dividends	—
Expected term (in years)	3.8
Risk-free rate	4.8%
     The following table summarizes SARs activity under the Plan as of December 31, 2006 and for the year then ended:

Weighted
Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
Stock Appreciation Rights	(000s)	Price	(in years)	(000s)
Outstanding at January 1, 2006	—	$—
Granted	126	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2006	126	$—	9.2	$389

Vested or expected to vest at December 31, 2006	126	$—	9.2	$389

Exercisable at December 31, 2006	—	$—	—	$—

     The weighted-average grant-date fair value of the SARs granted during the year ended December 31, 2006 was $7.28 (no SARs were granted in 2005 and 2004.) No SARs were exercised during the years ended December 31, 2006, 2005 and 2004.
     The following table summarizes the status of nonvested SARs under the Plan as of December 31, 2006 and for the year then ended:

Weighted
Average
	Shares	Grant-Date
Nonvested Stock Appreciation Rights	(000s)	Fair Value
Nonvested at January 1, 2006	—	$—
Granted	126	$7.28
Vested	—	$—
Forfeited	—	$—

Nonvested at December 31, 2006	126	$7.28

     As of December 31, 2006, there was $0.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock appreciation rights granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.2 years. None of the SARs vested during the years ended December 31, 2006, 2005 and 2004.
     Restricted Shares — The Company’s Board of Directors, at the recommendation of the Committee, approves awards of performance-based restricted shares for eligible participants. In some instances, where the issuance of Restricted Shares has adverse tax consequences to the recipient, the Board will instead issue restricted stock units (“RSUs”). The Restricted Shares are shares of the Company’s common stock (or in the case of RSUs, represent an equivalent number of shares of the Company’s common stock) which are issued to the participant subject to (a) restrictions on transfer for a period of time and (b) forfeiture under certain conditions. The performance goals, including revenue growth and income from operations targets, provide a range of vesting possibilities from 0% to 100% and will be measured as of December 31, 2007 for the 2006-2007 performance period, as of December 31, 2008 for the 2006-2008 performance period and as of December 31, 2009 for the 2007-2009 performance period. If the performance conditions are met for the 2006-2007 performance period, for the 2006-2008 performance period and for the 2007-2009 performance period, the shares will vest and all restrictions on the transfer of the Restricted Shares will lapse (or in the case of RSUs, an equivalent number of shares of the Company’s common stock will be issued to the recipient) on March 29, 2008, March 29, 2009 and March 16, 2010, respectively. The Company recognizes compensation cost, net of estimated forfeitures, based on the fair value (which approximates the current market price) of the Restricted Shares (and RSUs) on the date of grant ratably over the requisite service period based on the probability of achieving the performance goals. Changes in the probability of achieving the performance goals from period to period will result in corresponding changes in compensation expense.
     In the event of a change in control (as defined in the Plan) prior to the date the Restricted Shares (or RSUs) vest, all of the Restricted Shares (and RSUs) will vest and the restrictions on transfer will lapse with respect to such vested shares on the date of the change in control, provided that participant is employed by the Company on the date of the change in control.
     If the participant’s employment with the Company is terminated for any reason, either by the Company or participant, prior to the date on which the Restricted Shares (or RSUs) have vested and the restrictions have lapsed with respect to such vested shares, any Restricted Shares (or RSUs) remaining subject to the restrictions (together with any dividends paid thereon) will be forfeited, unless there has been a change in control prior to such date.
     The weighted-average grant-date fair value of the Restricted Shares/Units granted during the year ended December 31, 2006 was $14.92 (no Restricted Shares/Units were granted in 2005 and 2004.)
     The following table summarizes the status of nonvested Restricted Shares/Units under the Plan as of December 31, 2006 and for the year then ended:

Weighted
Average
	Shares	Grant-Date
Nonvested Restricted Shares/Units	(000s)	Fair Value
Nonvested at January 1, 2006	—	$—
Granted	308	$14.92
Vested	—	$—
Forfeited	—	$—

Nonvested at December 31, 2006	308	$14.92

     As of December 31, 2006, based on the probability of achieving the performance goals, there was $3.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested Restricted Shares/Units granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.1 years. None of the Restricted Shares/Units vested during the years ended December 31, 2006, 2005 and 2004.
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
     Additionally, the 2004 Fee Plan provides that each non-employee Director receives on the day after the annual shareholders’ meeting, an annual retainer for service as a non-employee Director, the amount of which shall be determined from time to time by the Board (currently set at $50,000) to be paid 75% in CSUs and 25% in cash. The number of CSUs to be granted under the 2004 Fee Plan will be determined by dividing the amount of the annual retainer by an amount equal to 105% of the average of the closing prices for the Company’s common stock on the five trading days preceding the award date (the day after the annual meeting). The annual grant of CSUs will vest in two equal installments, one-half on the date of each of the following two annual shareholders’ meetings. There were grants of 30 thousand, 47.8 thousand and 55.6 thousand CSUs issued under the 2004 Fee Plan during the years ended December 31, 2006, 2005 and 2004, respectively. The weighted-average grant-date fair value of CSUs granted during the years ended December 31, 2006, 2005 and 2004 was $16.94, $8.27 and $8.25, respectively.
     The following table summarizes the status of the nonvested CSUs under the 2004 Fee Plan as of December 31, 2006 and for the year then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Common Stock Units	(000s)	Fair Value
Nonvested at January 1, 2006	72	$8.26
Granted	22	$16.94
Vested	(46)	$8.25
Forfeited	—	$—

Nonvested at December 31, 2006	48	$12.20

     As of December 31, 2006, there was $0.4 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted under the 2004 Fee Plan. This cost is expected to be recognized over a weighted-average period of 1.3 years. During the years ended December 31, 2006 and 2005, a total of 46 thousand and 31 thousand CSUs vested, respectively (no CSUs vested in 2004) with a total fair value of $0.4 million and $0.3 million, respectively.
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
     Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board of Directors effective December 17, 1998 and amended on March 29, 2006 and May 23, 2006. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president and senior vice presidents and $7,500 per year for vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (See Note 1, Summary of Accounting Policies, under Investments Held in Rabbi Trust.) The Deferred Compensation Plan’s assets totaled $1.0 million and $0.7 million at December 31, 2006 and 2005, respectively, excluding the Company’s common stock match, while liabilities totaled $1.0 million and $1.0 million, respectively. As of December 31, 2006 and 2005, the liabilities of the Deferred Compensation Plan were recorded in treasury stock and additional paid-in capital, as appropriate, and accrued employee compensation and benefits as of December 31, 2006 and other long-term liabilities as of December 31, 2005 in the accompanying Consolidated Balance Sheets.
     The weighted-average grant-date fair value of common stock awarded during the years ended December 31, 2006, 2005 and 2004 was $15.72, $8.56 and $6.13, respectively.
     The following table summarizes the status of the nonvested common stock issued under the Deferred Compensation Plan as of December 31, 2006 and for the year then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Common Stock	(000s)	Fair Value
Nonvested at January 1, 2006	21	$6.41
Awarded	7	$15.72
Vested	(19)	$10.60
Forfeited	—	$—

Nonvested at December 31, 2006	9	$9.15

     As of December 31, 2006, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock awarded under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of the common stock vested during the years ended December 31, 2006, 2005 and 2004 was $0.3 million, $0.1 million and $0.1 million, respectively.
     Cash used to settle the Company’s obligation under the Deferred Compensation Plan was less than $0.1 million for the year ended December 31, 2006. There were no cash settlements during 2005 and 2004.
Note 21. Segments and Geographic Information
     The Company operates within two regions, the “Americas” and “EMEA” which represented 67.4% and 32.6%, respectively, of consolidated revenues for 2006. The Americas and EMEA regions represented 64.3% and 35.7%, respectively, of consolidated revenues for 2005, and 60.7% and 39.3%, respectively, of consolidated revenues for 2004. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The Company aligns its business into two segments to effectively manage the business and support the customer care needs of every client and to respond to the demands of the Company’s global customers.
     The reportable segments consist of (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service) and enterprise support services and (2) EMEA, which includes Europe, the Middle East and Africa, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service) and fulfillment services. The sites within Latin America, India and the Asia Pacific Rim are included in the Americas region given the nature of the business and client profile, which is primarily made up of U.S. based companies that are using the Company’s services in these locations to support their customer contact management needs.
     Information about the Company’s reportable segments for the years ended December 31, 2006, 2005 and 2004 is as follows:

				Consolidated
	Americas	EMEA	Other(1)	Total
For the Year Ended December 31, 2006:

Revenues	$387,305	$186,918		$574,223
Depreciation and amortization	20,137	4,610		24,747

Income (loss) from operations before impairment of long-lived assets	$71,491	$10,153	$(36,041)	$45,603
Impairment of long-lived assets			(445)	(445)

Income from operations				45,158
Other income			6,301	6,301
Provision for income taxes			(9,136)	(9,136)

Net income				$42,323

For the Year Ended December 31, 2005:
Revenues	$318,173	$176,745		$494,918
Depreciation and amortization	20,422	5,521		25,943

Income (loss) from operations before reversal of restructuring and other charges and impairment of long-lived assets	$50,224	$7,490	$(31,092)	$26,622
Reversal of restructuring and other charges			314	314
Impairment of long-lived assets			(605)	(605)

Income from operations				26,331
Other income			2,772	2,772
Provision for income taxes			(5,695)	(5,695)

Net income				$23,408

For the Year Ended December 31, 2004:

Revenues	$283,253	$183,460		$466,713
Depreciation and amortization	22,042	8,195		30,237

Income (loss) from operations before reversal of restructuring and other charges and impairment of long-lived assets	$30,960	$10,478	$(28,264)	$13,174
Reversal of restructuring and other charges			113	113
Impairment of long-lived assets			(690)	(690)

Income from operations				12,597
Other income			3,264	3,264
Provision for income taxes			(5,047)	(5,047)

Net income				$10,814

(1)	Other items (including corporate costs, restructuring and impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three years in the period ended December 31, 2006. The accounting policies of the reportable segments are the same as those described in Note 1, Summary of Accounting Policies, to the accompanying consolidated financial statements. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.
     During 2006, 2005 and 2004 the Company had no clients that exceeded ten percent of consolidated revenues.
     Information about the Company’s operations by geographic location is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Revenues (1):
United States	$82,441	$78,997	$85,556
Argentina	15,117	—	—
Canada	92,876	82,084	69,045
Costa Rica	53,147	45,435	36,595
Philippines	126,418	98,766	79,060
Other	17,306	12,891	12,997

Total Americas	387,305	318,173	283,253

Germany	56,007	54,298	59,941
United Kingdom	52,214	50,246	52,073
Sweden	20,735	20,758	24,704
Spain	12,950	12,030	11,912
The Netherlands	14,829	11,511	9,406
Hungary	13,921	13,269	10,722
Other	16,262	14,633	14,702

Total EMEA	186,918	176,745	183,460

Total	$574,223	$494,918	$466,713

Long-lived assets (2):
United States	$17,655	$28,735	$26,271
Argentina	11,558	—	—
Canada	8,742	9,009	8,363
Costa Rica	3,165	3,836	4,816
Philippines	13,812	15,324	18,102
Other	5,689	3,363	5,734

Total Americas	60,621	60,267	63,286

Germany	3,113	3,494	5,043
United Kingdom	5,441	5,527	7,137
Sweden	238	376	639
Spain	338	971	1,775
The Netherlands	597	215	353
Hungary	2,459	2,071	2,741
Other	1,402	1,452	1,917

Total EMEA	13,588	14,106	19,605

Total	$74,209	$74,373	$82,891

(1)	Revenues are attributed to countries based on location of customer, except for revenues for Costa Rica, Philippines, China and India which is primarily comprised of customers located in the U.S., but serviced by centers in those respective geographic locations.

(2)	Long-lived assets include property and equipment, net and intangibles, net.

Goodwill:
Americas	$20,422	$5,918	$5,224
EMEA	—	—	—

Total	$20,422	$5,918	$5,224

     Revenues for the Company’s products and services are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Outsourced customer contact management services	$546,488	$468,141	$438,363
Fulfillment services	18,312	18,096	17,105
Enterprise support services	9,423	8,681	11,245

Total	$574,223	$494,918	$466,713

Note 22. Related Party Transactions
     The Company paid John H. Sykes, the founder and former Chairman of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company, $0.3 million, $0.6 million and $0.6 million, for the use of his private jet in the years 2006, 2005 and 2004, respectively, which is based on two times fuel costs and other actual costs incurred for each trip.
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
     Additionally, the Company paid Hyde Park Equity, LLC, a limited liability company owned by Mr. Sykes, fees of $150,000, which paid in seven equal quarterly installments of $21,428, for consulting services to be provided by Mr. Sykes through Hyde Park Equity during the period from December 31, 2004, through October 1, 2006. For such amount, Hyde Park Equity caused Mr. Sykes to provide up to 37.5 days of consulting services per year at the request of the Board of Directors or its Chairman. Such services included advice dealing with significant business issues and an orderly management transition. Additional days of service were billed at the rate of $2,000 per day. The Company also agreed to reimburse Hyde Park Equity for out of pocket business expenses incurred in connection with providing services to the Company. During 2006 and 2005, the Company paid $0.1 million and $0.1 million, respectively to Hyde Park Equity under this agreement.

Schedule II — Valuation and Qualifying Accounts
Years ended December 31, 2006, 2005 and 2004

		Additions
		(Reversals)
		Charged to			Beginning
	Balance at	(Credited) to			Balance	Balance at
	Beginning	Costs and	(Additions)		Of Acquired	End of
	of Period	Expenses	Deductions		Company	Period
Allowance for doubtful accounts:

Year ended December 31, 2006	$3,051	$(600)	$(11)	(1)	$72	$2,534
Year ended December 31, 2005	4,293	(649)	593	(1)	—	3,051
Year ended December 31, 2004	4,242	267	216	(1)	—	4,293

Valuation allowance for net deferred tax assets:

Year ended December 31, 2006	$28,807	$6,460	$—		$—	$35,267
Year ended December 31, 2005	30,391	—	1,584		—	28,807
Year ended December 31, 2004	30,582	—	191		—	30,391

(1)	Net write-offs and recoveries