Form 10-Q
period 2007-03-31
SYKES ENTERPRISES INC
filed 2007-05-10
CIK 1010612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

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
Yes ☐       No ☑
As of April 20, 2007, there were 40,558,159 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries
INDEX

Page
No.
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets March 31, 2007 and December 31, 2006 (Unaudited)	3

Condensed Consolidated Statements of Operations Three months ended March 31, 2007 and 2006 (Unaudited)	4

Condensed Consolidated Statements of Changes in Shareholders’ Equity Three months ended March 31, 2006, nine months ended December 31, 2006 and three months ended March 31, 2007 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows Three months ended March 31, 2007 and 2006 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Report of Independent Registered Public Accounting Firm	23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	34

Part II. Other Information

Item 1. Legal Proceedings	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6. Exhibits	35

Signature	36
EX-15 AWARENESS LETTER
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO
EX-99.1 AMENDMENT NO. 4 TO CREDIT AGREEMENT

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(in thousands, except for per share data)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$158,300	$158,580
Receivables, net	120,060	115,016
Prepaid expenses and other current assets	21,422	14,666
Assets held for sale	509	509

Total current assets	300,291	288,771

Property and equipment, net	67,536	66,205
Goodwill, net	20,261	20,422
Intangibles, net	7,546	8,004
Deferred charges and other assets	31,634	32,171

	$427,268	$415,573

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$19,608	$19,270
Accrued employee compensation and benefits	37,292	39,549
Deferred grants related to assets held for sale	332	332
Income taxes payable	1,528	5,445
Deferred revenue	28,302	30,724
Other accrued expenses and current liabilities	9,871	9,555

Total current liabilities	96,933	104,875

Deferred grants	10,568	10,811
Long-term income tax liabilities	7,224	—
Other long-term liabilities	8,639	8,414

Total liabilities	123,364	124,100

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 45,503 and 45,254 shares issued	455	453
Additional paid-in capital	180,162	179,021
Retained earnings	167,143	158,058
Accumulated other comprehensive income (loss)	8,072	5,869

	355,832	343,401
Treasury stock at cost: 4,703 shares and 4,703 shares	(51,928)	(51,928)

Total shareholders’ equity	303,904	291,473

	$427,268	$415,573

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except for per share data)	2007	2006
Revenues	$168,001	$131,087

Operating expenses:
Direct salaries and related costs	105,871	83,016
General and administrative	48,555	41,004
Impairment of long-lived assets	—	382

Total operating expenses	154,426	124,402

Income from operations	13,575	6,685

Other income (expense):
Interest income	1,349	921
Interest expense	(153)	(93)
Income from rental operations, net	—	510
Other expense	(319)	(362)

Total other income (expense)	877	976

Income before provision for income taxes	14,452	7,661
Provision for income taxes	2,653	1,762

Net income	$11,799	$5,899

Net income per share:
Basic	$0.29	$0.15

Diluted	$0.29	$0.15

Weighted average shares:
Basic	40,299	39,451

Diluted	40,550	39,819

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended March 31, 2006, Nine Months Ended December 31, 2006 and
Three Months Ended March 31, 2007
(Unaudited)

	Common				Accumulated
	Stock		Additional		Other	Deferred
	Shares		Paid-in	Retained	Comprehensive	Stock	Treasury
(In thousands)	Issued	Amount	Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Balance at January 1, 2006	44,009	$440	$165,674	$115,735	$(3,435)	$(355)	$(51,969)	$226,090

Reclassification of deferred stock compensation balance upon adoption of SFAS 123R	—	—	(355)	—	—	355	—	—
Issuance of common stock	122	1	882	—	—	—	—	883
Stock-based compensation expense	—	—	423	—	—	—	—	423
Excess tax benefit from stock-based compensation	—	—	175	—	—	—	—	175
Issuance of common stock under Deferred Compensation Plan and held in rabbi trust, net of settlements	1	—	70	—	—	—	41	111
Issuance of restricted common stock	252	3	(3)	—	—	—	—	—
Issuance of common stock to Board of Directors previously deferred under the 1996 Non-employee Director Fee Plan	14	—	47	—	—	—	—	47
Modification of Deferred Compensation Plan	—	—	142	—	—		—	142
Comprehensive income (loss)	—	—	—	5,899	2,021	—	—	7,920

Balance at March 31, 2006	44,398	444	167,055	121,634	(1,414)	—	(51,928)	235,791

Issuance of common stock	538	7	3,452	—	—	—	—	3,459
Stock-based compensation expense	—	—	2,037	—	—	—	—	2,037
Excess tax benefit from stock- based compensation	—	—	2,180	—	—	—	—	2,180
Issuance of restricted common stock	48	—	—	—	—	—	—	—
Modification of Deferred Compensation Plan	—	—	(102)	—	—	—	—	(102)
Issuance of common stock for business acquisition	270	2	4,399	—	—	—	—	4,401
Comprehensive income	—	—	—	36,424	8,327	—	—	44,751
Adjustment upon adoption of SFAS 158, net of tax	—	—	—	—	(1,044)	—	—	(1,044)

Balance at December 31, 2006	45,254	453	179,021	158,058	5,869	—	(51,928)	291,473

Adjustment upon adoption of FIN 48	—	—	—	(2,714)	—	—	—	(2,714)
Issuance of common stock	34	—	164	—	—	—	—	164
Stock-based compensation expense	—	—	979	—	—	—	—	979
Issuance of restricted common stock	215	2	(2)	—	—	—	—	—
Comprehensive income	—	—	—	11,799	2,203	—	—	14,002

Balance at March 31, 2007	45,503	$455	$180,162	$167,143	$8,072	$—	$(51,928)	$303,904

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2007 and 2006
(Unaudited)

(in thousands)	2007	2006
Cash flows from operating activities:
Net income	$11,799	$5,899
Depreciation and amortization	5,980	6,064
Stock compensation expense	979	423
Deferred income tax benefit	(272)	—
Net gain on disposal of property and equipment	3	9
(Reversals of) termination costs associated with exit activities	(48)	825
Foreign exchange gain on liquidation of foreign entities	(2)	(2)
Impairment of long-lived assets	—	382
Bad debt expense (reversals)	4	(96)
Unrealized loss (gain) on financial instruments, net of losses	94	(24)
Changes in assets and liabilities:
Receivables	(4,761)	(851)
Prepaid expenses and other current assets	(4,790)	(1,502)
Deferred charges and other assets	834	(120)
Accounts payable	(188)	(1,083)
Income taxes receivable/payable	697	(218)
Accrued employee compensation and benefits	(2,360)	(2,530)
Other accrued expenses and current liabilities	187	(819)
Deferred revenue	(3,552)	1,819
Other long-term liabilities	328	226

Net cash provided by operating activities	4,932	8,402

Cash flows from investing activities:
Capital expenditures	(6,364)	(4,079)
Proceeds from sale of property and equipment	43	—
Investment in restricted cash	(893)	—
Other	3	(200)

Net cash used for investing activities	(7,211)	(4,279)

Cash flows from financing activities:
Proceeds from issuance of stock	164	883
Excess tax benefit from stock-based compensation	—	175

Net cash provided by financing activities	164	1,058

Effects of exchange rates on cash	1,835	1,168

Net (decrease) increase in cash and cash equivalents	(280)	6,349
Cash and cash equivalents – beginning	158,580	127,612

Cash and cash equivalents – ending	$158,300	$133,961

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$67	$127
Cash paid during period for income taxes	$2,272	$2,195
See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2007 and 2006
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
Note 1 – Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (“SEC”).
Stock-Based Compensation – The Company has three stock-based compensation plans: the 2001 Equity Incentive Plan (for employees and certain non-employees), the 2004 Non-Employee Director Fee Plan (for non-employee directors), both approved by the shareholders, and the Deferred Compensation Plan (for certain eligible employees), which are discussed more fully in Note 11. Stock-based awards under these plans may consist of common stock, common stock units, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Company issues common stock to satisfy stock option exercises or vesting of stock awards.
The Company recognizes in its income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Compensation expense for equity-based awards is recognized over the requisite service period, usually the vesting period, while compensation expense for liability-based awards (those usually settled in cash rather than stock) is measured to fair-value at each balance sheet date until the award is settled.
Investments Held in Rabbi Trust -As more fully described under “Deferred Compensation Plan” in Note 11, securities held in a rabbi trust for a supplemental nonqualified executive retirement program include the fair market value of investments in various mutual funds and shares of the Company’s common stock. The fair market value of these investments is determined by quoted market prices and is adjusted to the current market price at the end of each reporting period. The investments held in mutual funds, classified as trading securities, had a fair market value of approximately $1.2 million and $1.0 million at March 31, 2007 and December 31, 2006 and are included in “Prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheets. These investments were comprised of 81% equity securities and 19% debt securities at March 31, 2007 and 79% equity securities and 21% debt securities at December 31, 2006. As of March 31, 2007 and December 31, 2006, “Accumulated other comprehensive income (loss)” in the accompanying Condensed Consolidated Balance Sheets included approximately $0.1 million and $0.1 million in unrealized gains, respectively, from holding these

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2007 and 2006
(Unaudited)
Note 1 – Basis of Presentation and Summary of Significant Accounting Policies – (continued)
Investments Held in Rabbi Trust – (continued)
investments. During the three months ended March 31, 2007 and 2006, the Company recorded less than $0.1 million and $0.1 million, respectively, in compensation expense associated with these investments, which is included in “General and administrative” in the accompanying Condensed Consolidated Statements of Operations.
The investments held in the Company’s common stock had a carrying value of approximately $0.4 million and $0.4 million at March 31, 2007 and December 31, 2006, respectively, and are included in “Treasury Stock” in the accompanying Condensed Consolidated Balance Sheets.
Goodwill -The Company accounts for goodwill and other intangible assets utilizing SFAS No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” According to this statement, goodwill and other intangible assets with indefinite lives must be reviewed at least annually, and more frequently in the presence of certain circumstances, for impairment by applying a fair value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under SFAS 142, the carrying value of assets is calculated at the lowest levels for which there are identifiable cash flows (the “reporting unit”). If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time.
Intangible Assets - Intangible assets, primarily customer relationships, existing technologies and covenants not to compete, are amortized using the straight-line method over their estimated period of benefit, generally ranging from two to fifteen years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or changes in circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.
Property and Equipment — The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. During the three months ended March 31, 2006, based on the Company’s evaluation for impairment, the Company recorded a $0.4 million impairment charge for property and equipment in one of its underutilized European customer contact management centers. This impairment charge represented the amount by which the carrying value of the assets exceeded the estimated fair value of those assets which cannot be redeployed to other locations. Except as noted above, as of March 31, 2007, the Company determined that its property and equipment was not impaired, including the idle facility in Perry County, Kentucky, which is being held and used for future use in the Company’s operations and increased demand for services.
On September 13, 2006, the Company sold its third party leased U.S. customer contact management centers located in Palatka, Florida, Pikeville, Kentucky, Ada, Oklahoma, and Manhattan, Kansas to an unrelated third party for cash totaling $14.6 million, net of selling costs, resulting in a net gain of $13.9 million. The net book value of the facilities of $6.3 million and other related assets of $0.5 million were offset by the related deferred grants of $6.1 million. The cost of the neighboring vacant land at these locations of $0.5 million, currently held for sale, is classified as “Assets held for sale” in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006 and the related deferred grants of $0.3 million are shown in current liabilities.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2007 and 2006
(Unaudited)
Note 1 – Basis of Presentation and Summary of Significant Accounting Policies – (continued)
Foreign Currency Translation - The assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is other than the U.S. Dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income, but is included in “Accumulated other comprehensive income (loss)”, which is reflected as a separate component of shareholders’ equity until the sale or until the complete or substantially complete liquidation of the net investment in the foreign subsidiary. Foreign currency transactional gains and losses are included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations.
Foreign Currency and Derivative Instruments — The Company accounts for financial derivative instruments utilizing SFAS No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities”, as amended. The Company generally utilizes non-deliverable forward contracts expiring within one to twenty-four months to reduce its foreign currency exposure due to exchange rate fluctuations on forecasted cash flows denominated in foreign currencies. Upon proper qualification, these contracts are accounted for as cash-flow hedges, as defined by SFAS 133. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. In using derivative financial instruments to hedge exposures to changes in exchange rates, the Company exposes itself to counterparty credit risk.
All derivatives, including foreign currency forward contracts, are recognized in the balance sheet at fair value. Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions. On the date the derivative contract is entered into, the Company determines whether the derivative contract should be designated as a cash flow hedge. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are recorded in “Accumulated other comprehensive income (loss)”, until the forecasted underlying transactions occur. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction in the Condensed Consolidated Statement of Operations within “Revenues”. Changes in the fair value of the forward contracts attributable to the difference in the spot and forward exchange rates are excluded from the assessment of hedge effectiveness and recognized in the Condensed Consolidated Statements of Operations within “Other income (expense)”.
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, the Company discontinues hedge accounting prospectively. At March 31, 2007, all hedges were determined to be highly effective.
The Company also periodically enters into forward contracts that are not designated as hedges. The purpose of these derivative instruments is to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange rates. The Company records changes in the fair value of these derivative instruments in the Condensed Consolidated Statements of Operations within “Other income (expense)”. See Note 3 for further information on financial derivative instruments.
Recent Accounting Pronouncements – In July 2006, the FASB issued FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109 (SFAS 109), “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The Company adopted the provisions of

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2007 and 2006
(Unaudited)
Note 1 – Basis of Presentation and Summary of Significant Accounting Policies – (continued)
Recent Accounting Pronouncements – (continued)
FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $2.8 million increase in the liability for unrecognized tax benefits, including interest and penalties, of which $2.7 million was accounted for as a reduction to the January 1, 2007 balance of retained earnings. See Note 8 – Income Taxes for further information.
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
In September 2006, the FASB issued SFAS No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in accumulated other comprehensive income). Subsequently, the FASB issued Staff Position No. 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guidance” to amend the illustrations contained in the appendices, of Statements 87, 88, and 106 to require recognition of the funded status of defined benefit postretirement plans in an employer’s statement of financial position. The Company adopted the recognition provisions of SFAS 158, which were effective on December 31, 2006, resulting in a $1.0 million non-cash charge to equity, net of deferred taxes of $0.6 million and a $1.6 million non-cash increase in total liabilities. See Note 12 – Pension, for further information. The requirement to measure the plan assets and benefit obligations as of a company’s year-end balance sheet date is effective for fiscal years ending after December 15, 2008.
In November 2006, the EITF reached a tentative conclusion on Issue No. 06-10 (EITF 06-10), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 provides guidance on the employers’ recognition of assets, liabilities and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods. The effective date of EITF 06-10 is for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of EITF 06-10 on its financial condition, results of operations and cash flows.
In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115”, which permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions, as long as it is applied to the instrument in its entirety. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this standard on its financial condition, results of operations and cash flows.
Note 2 – Acquisitions and Dispositions
On July 3, 2006, the Company completed the acquisition of all the outstanding shares of capital stock of Centro Interacción Multimedia, S.A. (“Apex”), an established customer contact management solutions and services provider headquartered in the City of Cordoba, Argentina. Apex serves clients in Argentina, Mexico and the United States. The results of operations of Apex have been included in the Company’s results of operations for its America’s segment beginning in the third quarter of 2006. Client programs range from in-bound customer care and

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2007 and 2006
(Unaudited)
Note 2 – Acquisitions and Dispositions — (continued)
help-desk/technical support to out-bound sales and cross selling within the business-to-consumer and certain business-to-business segments for Internet Service Providers, wireless carriers and credit card companies. The Company acquired these operations to broaden its operations in a growing market in the communications and financial services verticals. The purchase price for the shares was $27.4 million less $0.4 million, representing APEX’s obligations on certain of its capital leases as of the closing date, for a net purchase price of $27.0 million, eighty percent of which ($21.6 million) was paid in cash from offshore operations and twenty percent of which ($5.4 million) was paid by the delivery of 330,992 shares of the common stock of the Company, valued at $16.324 per share. Of the net purchase price of $27.0 million, $5.0 million was paid to an escrow account (eighty percent in cash and twenty percent in common stock) to secure the sellers’ indemnification obligations and to provide for a holdback of the purchase price until amounts billed by Apex to a major client reach established targets. At the end of a two-year escrow period, any portion of the cash and stock not retained to satisfy the holdback provisions of the purchase price will be returned to the sellers. Based on a third-party valuation, the net purchase price of $27.0 million less the $5.0 million contingent purchase price held in escrow plus direct acquisition costs of $0.5 million, or $22.5 million, resulted in a purchase price allocation to net assets of $4.2 million, to purchased intangible assets of $6.9 million (primarily customer relationships, existing technologies and covenants not to compete) and to goodwill of $14.3 million less a deferred tax liability of $2.9 million.
On July 3, 2006, after the acquisition of Apex was completed, the Company contributed additional capital of $1.3 million to Apex for working capital support and general corporate purposes.
The following unaudited pro forma data summarizes the combined results of operations of Sykes and Apex for all periods presented as if the combination had been consummated on January 1, 2006.

Three Months Ended
March 31, 2006
Revenues	$137,778

Income before provision for income taxes	$9,123

Net income	$6,847

Net income per diluted share	$0.17
The purchased intangible assets resulting from acquisitions (other than goodwill) are amortized over a range of one to fifteen years, resulting in amortization expense of $0.4 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively, which is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations. The following table presents the purchased intangible assets (in thousands):

	March 31, 2007	December 31, 2006
Gross Carrying Amount	$9,283	$9,348
Less: Accumulated Amortization	1,737	1,344

Net Carrying Amount	$7,546	$8,004

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2007 and 2006
(Unaudited)
Note 2 – Acquisitions and Dispositions — (continued)
Estimated future amortization expense for the five succeeding years excluding the effects of the contingent purchase price held in escrow is as follows (in thousands):

Year Ending December 31,	Amount
2007 (remaining nine months)	$1,066
2008	$1,347
2009	$1,265
2010	$1,238
2011	$1,139
Note 3 – Financial Derivatives
The Company had derivative liabilities related to outstanding forward contracts, designated as cash flow hedges, maturing within nine months, consisting primarily of Philippine peso contracts with a notional value of $51.7 million at March 31, 2007. These derivatives, totaling $0.2 million, were classified as other current liabilities as of March 31, 2007. There were no income tax provision related to these derivatives at March 31, 2007. A total of $0.1 million of deferred losses on the derivative instruments as of March 31, 2007 were included in “Accumulated other comprehensive income (loss)”, a component of shareholders’ equity. The amount expected to be reclassified to earnings/ revenue from “Accumulated other comprehensive income (loss)” during the next 12 months is $0.1 million.
During the three months ended March 31, 2007, the Company recognized in “Other expense” a loss of $0.1 million related to changes in the fair value of the forward contracts attributable to the difference in the spot and forward exchange rates, which was excluded from the assessment of hedge effectiveness.
During the three months ended March 31, 2007, the Company recognized in “Other expense” a loss of $0.03 million related to changes in the fair value of derivative instruments not designated as hedges.
Note 4 – Deferred Revenue
The components of deferred revenue consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Future service	$25,618	$25,403
Estimated penalties and holdbacks	2,684	5,321

	$28,302	$30,724

Note 5 – Accumulated Other Comprehensive Income (Loss)
The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with SFAS No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 establishes rules for the reporting of comprehensive income (loss) and its components.
The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2007 and 2006
(Unaudited)
Note 5 – Accumulated Other Comprehensive Income (Loss) — (continued)

	Foreign	Unrealized	Unrealized gain
	Currency	Actuarial losses	(loss) on cash
	Translation	Related to	Flow hedging
	Adjustment	Pension liability	instruments	Total

Balance at January 1, 2006	$(3,435)	$—	$—	$(3,435)
Pre tax amount	10,396	(481)	—	9,915
Tax effect	—	(563)	—	(563)
Reclassification to net income	(48)	—	—	(48)

Balance at December 21, 2006	6,913	(1,044)	—	5,869
Pre tax amount	2,309	(20)	(86)	2,203
Tax effect	—	—	—	—

Balance at March 31, 2007	$9,222	$(1,064)	$(86)	$8,072

Earnings associated with the Company’s investments in its subsidiaries are considered to be permanently invested and no provision for income taxes on those earnings or translation adjustments has been provided.
Note 6 – Termination Costs Associated with Exit Activities
On November 3, 2005, the Company committed to a plan (the “Plan”) to reduce its workforce by approximately 200 people in one of its European customer contact management centers in Germany in response to the October 2005 contractual expiration of a technology client program, which previously had generated annual revenues of approximately $12.0 million. The Company expects to complete the Plan by the end of the second quarter of 2007. The Company estimates total charges related to the Plan of approximately $1.6 million to $1.9 million. These charges include approximately $1.3 million to $1.5 million for severance and related costs and $0.1 million to $0.2 million for other exit costs. Additionally, the Company ceased using certain property and equipment estimated at $0.2 million, and depreciated these assets over a shortened useful life, which approximated eight months. As a result, the Company recorded additional depreciation of approximately $0.1 million during the three months ended March 31, 2006. The Company reversed previously accrued termination costs of less than $0.1 million in “Direct salaries and related costs” in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2007 due to a change in estimate. Termination costs of $0.8 million are included in “Direct salaries and related costs” for the three months ended March 31, 2006. Cash payments related to termination costs made totaled $0.2 million and $0.5 million for the three months ended March 31, 2007 and 2006, respectively. Termination costs to date approximate $1.2 million as of March 31, 2007 with cash payments to date of $0.9 million.
Note 7 – Borrowings
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
The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at the Company’s option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2007 and 2006
(Unaudited)
Note 7 – Borrowings – (continued)
2.25%. In addition, a commitment fee of up to 0.50% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility are secured by a pledge of 65% of the stock of each of the Company’s active direct foreign subsidiaries. The Credit Facility prohibits the Company from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings during the three months ended March 31, 2007 and no outstanding balances as of March 31, 2007 with $50.0 million availability on the Credit Facility.
On May 4, 2007, the Company amended its Credit Facility extending the term to March 14, 2010. The amended agreement accrues interest on LIBOR fixed rate loans at LIBOR plus an applicable margin up to 1.25%, decreases commitment fees to 0.25%, eliminates covenant requirements for tangible net worth and quick ratio and increases funds available for acquisitions.
Note 8 – Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” on January 1, 2007 and recognized a $2.8 million increase in the liability for unrecognized tax benefits, including interest and penalties, of which $2.7 million was accounted for as a reduction to the January 1, 2007 balance of retained earnings. This adjustment to the beginning balance of retained earnings includes $1.3 million related to transfer pricing penalties that may be applicable in connection with an income tax audit of our Indian subsidiary.
As of December 31, 2006 prior to the adoption of FIN 48, the Company had a contingent income tax liability of $4.2 million, consisting of amounts for subsidiaries located in both the Americas and EMEA segments that are accounted for in “Income taxes payable” in the accompanying Condensed Consolidated Balance Sheet.
Upon adoption of FIN 48 as of January 1, 2007, the Company had $4.5 million of unrecognized tax benefits. If the Company recognized these tax benefits, approximately $4.5 million would favorably impact the effective tax rate, in addition to the related interest and penalties. As of March 31, 2007, the Company had $7.2 million of unrecognized tax benefits, which are included in “Long-term income tax liabilities” in the accompanying Condensed Consolidated Balance Sheet. With the exception of amounts that are under examination by income tax authorities, for which an estimate can not be made due to uncertainties, the Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three months ended March 31, 2007, the Company recognized $0.2 million related to interest and penalties and a $0.1 million increase in unrecognized tax benefits. The Company had $2.6 million and $2.4 million accrued for interest and penalties as of March 31, 2007 and January 1, 2007, respectively.
The Company files income tax returns in the U.S. and foreign jurisdictions. The following table presents the major tax jurisdictions and tax years that are open as of January 1, 2007 and subject to examination by the respective tax authorities:

Tax Jurisdiction	Tax Year Ended

Canada	2002 to present
Costa Rica	2003 to present
Germany	1996 to present
India	2003 to present
Philippines	2003 to present
Scotland	2001 to present
United States	(1997 to 1999)* and 2002 to present

*	These tax years are open to the extent of the Net Operating Loss carryforward amount.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2007 and 2006
(Unaudited)
Note 8 – Income Taxes — (continued)
The Company’s effective tax rate was 18.4% and 23.0% for the three months ended March 31, 2007 and 2006, respectively. The 4.6% decrease in the effective tax rate was primarily due to additional income earned in tax holiday jurisdictions accompanied by the shift in the mix of earnings within tax jurisdictions and the effects of permanent differences, valuation allowances, foreign withholdings and other taxes, accrued interest and penalties, and foreign income tax rate differentials. The differences in the Company’s effective tax rate of 18.4% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to additional income earned in tax holiday jurisdictions; accompanied by the effects of requisite valuation allowances, permanent differences, foreign withholding and other taxes, accrued interest and penalties, and foreign income tax rate differentials.
Earnings associated with the Company’s investments in its subsidiaries are considered to be permanently invested and no provision for income taxes on those earnings or translation adjustments has been provided. Determination of any unrecognized deferred tax liability for temporary differences related to investments in subsidiaries that are essentially permanent in nature is not practicable.
The Company is currently under examination in the U.S. by the Tennessee Department of Revenue for sales and use taxes for periods covering 1998 through 2000. The U.S. Internal Revenue Service completed audits of the Company’s U.S. tax returns for tax years through July 31, 1999 and is currently auditing the tax years ended July 31, 2002, July 31, 2003, December 31, 2003 and December 31, 2004. Certain German subsidiaries of the Company are under examination by the German tax authorities for periods covering 1996 through 2004. Additionally, certain Canadian subsidiaries are under examination by Canadian tax authorities for tax years 2002 through 2003, and a Philippine subsidiary is being audited by the Philippine tax authorities for tax years 2003 through 2005. The Indian tax authorities have issued an assessment for the tax year ended March 31, 2004 and are also examining the tax year ended March 31, 2005.
Note 9 – Earnings Per Share
Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options, stock appreciation rights, restricted stock, common stock units and shares held in a rabbi trust using the treasury stock method. For the three month periods ended March 31, 2007 and 2006, options to purchase shares of common stock of 0.1 million and 0.3 million, respectively, were antidilutive and were excluded from the calculation of diluted earnings per share.
The numbers of shares used in the earnings per share computations are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Basic:
Weighted average common shares outstanding	40,299	39,451
Diluted:
Dilutive effect of stock options, stock appreciation rights, restricted stock, common stock units and shares held in a rabbi trust	251	368

Total weighted average diluted shares outstanding	40,550	39,819

On August 5, 2002, the Company’s Board of Directors authorized the Company to purchase up to three million shares of its outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2007 and 2006
(Unaudited)
Note 9 – Earnings Per Share – (continued)
conditions. During the three months ended March 31, 2007, the Company made no purchases under the 2002 repurchase program.
Note 10 – Segments and Geographic Information
The Company operates within two regions, the “Americas” and “EMEA” which represented 67.8% and 32.2%, respectively, of the Company’s consolidated revenues for the three months ended March 31, 2007 and 67.3% and 32.7%, respectively, of the Company’s consolidated revenues for the comparable 2006 period. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The Company aligns its business into two segments to effectively manage the business and support the customer care needs of every client and to respond to the demands of the Company’s global customers.
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
Information about the Company’s reportable segments for the three months ended March 31, 2007 compared to the corresponding prior year period, is as follows (in thousands):

				Consolidated
	Americas	EMEA	Other (1)	Total

Three Months Ended March 31, 2007:
Revenues	$113,963	$54,038		$168,001
Depreciation and amortization	$4,912	$1,068		$5,980

Income (loss) from operations	$20,053	$2,900	$(9,378)	$13,575
Other income			877	877
Provision for income taxes			(2,653)	(2,653)

Net income				$11,799

Three Months Ended March 31, 2006:
Revenues	$88,272	$42,815		$131,087
Depreciation and amortization	$4,862	$1,202		$6,064

Income (loss) from operations before impairment of long-lived assets	$13,852	$1,076	$(7,861)	$7,067
Impairment of long-lived assets			(382)	(382)

Income from operations				6,685
Other income			976	976
Provision for income taxes			(1,762)	(1,762)

Net income				$5,899

(1)	Other items (including corporate costs, restructuring and impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three months ended March 31, 2007 and 2006. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2006. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2007 and 2006
(Unaudited)
Note 10 – Segments and Geographic Information – (continued)
During the three months ended March 31, 2007 and 2006, the Company had no clients that exceeded ten percent of consolidated revenues.
Note 11 – Stock-Based Compensation
A detailed description of each of the Company’s stock-based compensation plans is provided below, including the 2001 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. Stock-based compensation expense related to these plans, which is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations, was $1.0 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively. There were no related income tax benefits recognized in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006. In addition, the Company realized the benefit of tax deductions in excess of recognized tax benefits of $0.2 million from the exercise of stock options in the three months ended March 31, 2006 (not material in the 2007 period). There were no capitalized stock-based compensation costs at March 31, 2007.
2001 Equity Incentive Plan - The Company’s 2001 Equity Incentive Plan (the “Plan”), which is shareholder-approved, permits the grant of stock options, stock appreciation rights, restricted stock and other stock-based awards to certain employees of the Company, and certain non-employees who provide services to the Company, for up to 7.0 million shares of common stock, in order to encourage them to remain in the employment of or to diligently provide services to the Company and to increase their interest in the Company’s success.
Stock Options — Options are granted at fair market value on the date of the grant and generally vest over one to four years. All options granted under the Plan expire if not exercised by the tenth anniversary of their grant date. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions. The fair value of the stock option awards is expensed on a straight-line basis over the vesting period of the award. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Exercises and forfeitures are estimated within the valuation model using employee termination and other historical data. The expected term of the stock option awards granted is derived from historical exercise experience under the Plan and represents the period of time that stock option awards granted are expected to be outstanding. No stock options were granted during the three months ended March 31, 2007 and 2006.
The following table summarizes stock option activity under the Plan as of March 31, 2007, and changes during the three months then ended:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
Stock Options	(000s)	Price	(in years)	(000s)

Outstanding at January 1, 2007	583	$13.13
Granted	—	—
Exercised	(34)	4.88
Forfeited or expired	(8)	25.43

Outstanding at March 31,2007	541	$13.46	3.59	$3,028

Vested or expected to vest at March 31, 2007	541	$13.46	3.59	$3,028

Exercisable at March 31, 2007	541	$13.46	3.59	$3,028

There is no intrinsic value for options exercised during the three months ended March 31, 2007 and 2006 since the

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2007 and 2006
(Unaudited)
Note 11 – Stock-Based Compensation – (continued)
Stock Options – (continued)
exercise price of the options is the same as the market price of the underlying stock on the date of grant. All options were fully vested as of March 31, 2007 and there is no unrecognized compensation cost related to options granted under the Plan.
The total fair value of stock options vested during the three months ended March 31, 2006 was $0.1 million (none in the comparable 2007 period).
Cash received from stock options exercised under all stock-based compensation plans for the three months ended March 31, 2007 and 2006, was $0.2 million and $0.9 million, respectively. The actual tax benefit realized for the tax deductions from these stock option exercises totaled $0.2 million for the three months ended March 31, 2006 (not material in the comparable 2007 period.)
Stock Appreciation Rights — The Company’s Board of Directors, at the recommendation of the Compensation and Human Resource Development Committee (the “Committee”), approves awards of stock-settled stock appreciation rights (“SARs”) for eligible participants. SARs represent the right to receive, without payment to the Company, a certain number of shares of common stock, as determined by the Committee, equal to the amount by which the fair market value of a share of common stock at the time of exercise exceeds the grant price.
The SARs are granted at fair market value of the Company’s common stock on the date of the grant and vest one-third on each of the first three anniversaries of the date of grant, provided the participant is employed by the Company on such date. The SARs have a term of 10 years from the date of grant. In the event of a change in control, the SARs will vest on the date of the change in control, provided that the participant is employed by the Company on the date of the change in control.
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
The following table summarizes the assumptions used to estimate the fair value of SARs granted during the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Expected volatility	53%	61%
Weighted-average volatility	53%	61%
Expected dividends	—	—
Expected term (in years)	3.9	3.8
Risk-free rate	4.5%	4.8%

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2007 and 2006
(Unaudited)
Note 11 – Stock-Based Compensation – (continued)
Stock Appreciation Rights – (continued)
The following table summarizes SARs activity under the Plan as of March 31, 2007, and changes during the three months then ended:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
Stock Appreciation Rights	(000s)	Price	(in years)	(000s)

Outstanding at January 1, 2007	126	$—
Granted	121	—
Exercised	—	—
Forfeited or expired	(4)	—

Outstanding at March 31, 2007	243	$—	9.4	$523

Vested or expected to vest at March 31, 2007	243	$—	9.4	$523

Exercisable at March 31, 2007	41	$—	9.0	$150

The weighted-average grant-date fair value of the SARs granted during the three months ended March 31, 2007 was $7.72. No SARs were exercised during the three months ended March 31, 2007.
The following table summarizes the status of nonvested SARs under the Plan as of March 31, 2007, and changes during the three months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Stock Appreciation Rights	(In thousands)	Fair Value

Nonvested at January 1, 2007	126	$7.28
Granted	121	$7.72
Vested	(41)	$7.28
Forfeited	(4)	$7.28

Nonvested at March 31, 2007	202	$7.54

As of March 31, 2007, there was $1.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock appreciation rights granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.5 years. During the three months ended March 31, 2007, 41 thousand SARs vested.
Restricted Shares — The Company’s Board of Directors, at the recommendation of the Committee, approves awards of performance- and employment-based restricted shares (“Restricted Shares”) for eligible participants. In some instances, where the issuance of Restricted Shares has adverse tax consequences to the recipient, the Board will instead issue restricted stock units (“RSUs”). The Restricted Shares are shares of the Company’s common stock (or in the case of RSUs, represent an equivalent number of shares of the Company’s common stock) which are issued to the participant subject to (a) restrictions on transfer for a period of time and (b) forfeiture under certain conditions. The performance goals, including revenue growth and income from operations targets, provide a range of vesting possibilities from 0% to 100% and will be measured as of December 31, 2007 for the 2006-2007 performance period, as of December 31, 2008 for the 2006-2008 performance period and as of December 31, 2009 for the 2007- 2009 performance period. If the performance conditions are met for the 2006-2007 performance period, for the 2006-2008 performance period and for the 2007-2009 performance period, the shares will vest and all restrictions on

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2007 and 2006
(Unaudited)
Note 11 – Stock-Based Compensation – (continued)
Restricted Shares – (continued)
the transfer of the Restricted Shares will lapse (or in the case of RSUs, an equivalent number of shares of the Company’s common stock will be issued to the recipient) on March 29, 2008, March 29, 2009 and March 16, 2010, respectively. The Company recognizes compensation cost, net of estimated forfeitures, based on the fair value (which approximates the current market price) of the Restricted Shares (and RSUs) on the date of grant ratably over the requisite service period based on the probability of achieving the performance goals. Changes in the probability of achieving the performance goals from period to period will result in corresponding changes in compensation expense. The employment-based restricted shares vest one-third on each of the first three anniversaries of the date of grant, provided the participant is employed by the Company on such date.
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
The following table summarizes the status of nonvested Restricted Shares under the Plan as of March 31, 2007, and changes during the three months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Restricted Shares	(In thousands)	Fair Value

Nonvested at January 1, 2007	308	$14.92
Granted	213	$17.64
Vested	—	$—
Forfeited	—	$—

Nonvested at March 31, 2007	521	$16.03

As of March 31, 2007, there was $6.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted shares granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.2 years. None of the restricted shares vested during the three months ended March 31, 2007 and 2006.
2004 Non-Employee Director Fee Plan - The Company’s 2004 Non-Employee Director Fee Plan (the “2004 Fee Plan”), which is shareholder-approved, replaced and superseded the 1996 Non-Employee Director Fee Plan (the “1996 Fee Plan”) and was used in lieu of the 2004 Nonemployee Director Stock Option Plan (the “2004 Stock Option Plan”). The 2004 Fee Plan provides that all new non-employee Directors joining the Board receive an initial grant of common stock units (“CSUs”) on the date the new Director is appointed or elected, the number of which will be determined by dividing a dollar amount to be determined from time to time by the Board (currently set at $30,000) by an amount equal to 110% of the average closing prices of the Company’s common stock for the five trading days prior to the date the new Director is appointed or elected. The initial grant of CSUs will vest in three equal installments, one-third on the date of each of the following three annual shareholders’ meetings. A CSU is a bookkeeping entry on the Company’s books that records the equivalent of one share of common stock. On the date each CSU vests, the Director will become entitled to receive a share of the Company’s common stock and the CSU will be canceled. No options were awarded under the 2004 Stock Option Plan and none will be awarded. The number of shares remaining available for issuance under the 2004 Fee Plan cannot exceed 378 thousand.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2007 and 2006
(Unaudited)
Note 11 – Stock-Based Compensation – (continued)
Non-Employee Director Fee Plan – (continued)
Additionally, the 2004 Fee Plan provides that each non-employee Director receives on the day after the annual shareholders’ meeting, an annual retainer for service as a non-employee Director, the amount of which shall be determined from time to time by the Board (currently set at $50,000) to be paid 75% in CSUs and 25% in cash. The number of CSUs to be granted under the 2004 Fee Plan will be determined by dividing the amount of the annual retainer by an amount equal to 105% of the average of the closing prices for the Company’s common stock on the five trading days preceding the award date (the day after the annual meeting). The annual grant of CSUs will vest in two equal installments, one-half on the date of each of the following two annual shareholders’ meetings. There were no grants of CSUs issued under the 2004 Fee Plan during the three months ended March 31, 2007 and 2006.
The following table summarizes the status of the nonvested CSUs under the 2004 Fee Plan as of March 31, 2007, and changes during the three months then ended:

Weighted
Average
	Shares	Grant-Date
Nonvested Common Stock Units	(In thousands)	Fair Value

Nonvested at January 1, 2007	48	$12.20
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Nonvested at March 31, 2007	48	$12.20

As of March 31, 2007, there was $0.3 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted under the 2004 Fee Plan. This cost is expected to be recognized over a weighted-average period of 8 months. During the three months ended March 31, 2007 and 2006, no CSUs vested.
Until a CSU vests, the Director has none of the rights of a shareholder with respect to the CSU or the common stock underlying the CSU. CSUs are not transferable.
Deferred Compensation Plan - The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board of Directors effective December 17, 1998 and amended on March 29, 2006 and May 23, 2006. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president and senior vice presidents and $7,500 per year for vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (See Note 1, Summary of Accounting Policies, under Investments Held in Rabbi Trust.) The Deferred Compensation Plan’s assets totaled $1.2 million and $1.0 million at March 31, 2007 and December 31, 2006, respectively, excluding the Company’s common stock match, while liabilities totaled $1.2 million and $1.0 million, respectively. The liabilities of the Deferred Compensation Plan were recorded in treasury stock and additional paid-in capital, as appropriate, and accrued employee compensation and benefits in the accompanying Condensed Consolidated Balance Sheets.
The following table summarizes the status of the nonvested common stock issued under the Deferred Compensation Plan as of March 31, 2007, and changes during the three months then ended:

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2007 and 2006
(Unaudited)
Note 11 – Stock-Based Compensation – (continued)
Deferred Compensation Plan – (continued)

		Weighted
		Average
	Shares	Grant-Date
Nonvested Common Stock	(In thousands)	Fair Value

Nonvested at January 1, 2007	9	$9.15
Granted	3	$18.29
Vested	(4)	$14.02
Forfeited	—	$—

Nonvested at March 31, 2007	8	$10.34

As of March 31, 2007, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of the common stock vested during the three months ended March 31, 2007 was $0.1 million and $0.1 million for the comparable 2006 period.
Cash used to settle the Company’s obligation under the Deferred Compensation Plan was less than $0.1 million for the three months ended March 31, 2006. There were no cash settlements during the comparable 2007 period.
Note 12 – Pension
The Company sponsors a non-contributory defined benefit pension plan (the “Pension Plan”) for its employees in the Philippines. The Pension Plan provides defined benefits based on years of service and final salary. All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plan. As of March 31, 2007, the Pension Plan is unfunded.
The following table provides information about net periodic benefit cost for the Pension Plan for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Service cost	$302	$152
Interest cost	72	75

Net periodic benefit cost	$374	$227

Note 13 – Loss Contingency
One of the Company’s European subsidiaries has received several inquiries from a regulatory agency related to privacy claims associated with the alleged inappropriate acquisition of personal bank account information. Several of the inquiries have resulted in sanctions against the Company approximating $0.8 million. In order to appeal the sanctions through the court system, the Company issued a bank guarantee. Management believes that the sanctions made in connection with this matter are without merit, and intends to vigorously pursue the reversal of the proposed sanctions. The Company has recorded these amounts in “Deferred Charges and Other Assets” in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006. The Company has not accrued any amounts related to these claims under SFAS No. 5, “Accounting for Contingencies” because it does not believe that a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to these claims.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Sykes Enterprises, Incorporated
400 N. Ashley Drive
Tampa, FL 33602
We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of March 31, 2007, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2007 and 2006, of changes in shareholders’ equity for the three-month periods ended March 31, 2007 and 2006 and for the nine-month period ended December 31, 2006, and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
As discussed in Note 8 to the condensed consolidated interim financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007.
/s/ Deloitte & Touche LLP
Certified Public Accountants
Tampa, Florida
May 10, 2007

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and the consolidated financial statements and notes in the Sykes Enterprises, Incorporated (“Sykes,” “our”, “we” or “us”) Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (“SEC”).
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
Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the timing of significant orders for our products and services, (ii) variations in the terms and the elements of services offered under our standardized contract including those for future bundled service offerings, (iii) changes in applicable accounting principles or interpretations of such principles, (iv) difficulties or delays in implementing our bundled service offerings, (v) failure to achieve sales, marketing and other objectives, (vi) construction delays of new or expansion of existing customer contact management centers, (vii) delays in our ability to develop new products and services and market acceptance of new products and services, (viii) rapid technological change, (ix) loss or addition of significant clients, (x) political and country-specific risks inherent in conducting business abroad, (xi) currency fluctuations, (xii) fluctuations in business conditions and the economy, (xiii) our ability to attract and retain key management personnel, (xiv) our ability to continue the growth of our support service revenues through additional technical and customer contact management centers, (xv) our ability to further penetrate into vertically integrated markets, (xvi) our ability to expand our global presence through strategic alliances and selective acquisitions, (xvii) our ability to continue to establish a competitive advantage through sophisticated technological capabilities, (xviii) the ultimate outcome of any lawsuits, (xix) our ability to recognize deferred revenue through delivery of products or satisfactory performance of services, (xx) our dependence on trend toward outsourcing, (xxi) risk of interruption of technical and customer contact management center operations due to such factors as fire, earthquakes, inclement weather and other disasters, power failures, telecommunication failures, unauthorized intrusions, computer viruses and other emergencies, (xxii) the existence of substantial competition, (xxiii) the early termination of contracts by clients, (xxiv) the ability to obtain and maintain grants and other incentives (tax or otherwise) and (xxv) other risk factors which are identified in our most recent Annual Report on Form 10-K, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Results of Operations
The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended
	March 31,
	2007	2006

Revenues	$168,001	$131,087
Percentage of revenues	100.0%	100.0%

Direct salaries and related costs	$105,871	$83,016
Percentage of revenues	63.0%	63.3%

General and administrative expenses	$48,555	$41,004
Percentage of revenues	28.9%	31.3%

Impairment	$—	$382
Percentage of revenues	—%	0.3%

Income from operations	$13,575	$6,685
Percentage of revenues	8.1%	5.1%
The following table summarizes our revenues, for the periods indicated, by geographic region (in thousands):

	Three Months Ended
	March 31,
	2007		2006
Revenues:
Americas	$113,963	67.8%	$88,272	67.3%
EMEA	54,038	32.2%	42,815	32.7%

Consolidated	$168,001	100.0%	$131,087	100.0%

The following table summarizes the amounts and percentage of revenue for direct salaries and related costs and general and administrative costs for the periods indicated, by geographic region (in thousands):

	Three Months Ended
	March 31,
	2007		2006
Direct salaries and related costs:
Americas	$68,752	60.3%	$53,331	60.4%
EMEA	37,119	68.7%	29,685	69.3%

Consolidated	$105,871		$83,016

General and administrative:
Americas	$25,158	22.1%	$21,089	23.9%
EMEA	14,019	25.9%	12,054	28.2%
Corporate	9,378		7,861

Consolidated	$48,555		$41,004

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Revenues
For the three months ended March 31, 2007, we recognized consolidated revenues of $168.0 million, an increase of $36.9 million, or 28.2%, from $131.1 million of consolidated revenues for the comparable 2006 period.
On a geographic segmentation basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 67.8%, or $114.0 million, for the three months ended March 31, 2007, compared to 67.3%, or $88.3 million, for the comparable 2006 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 32.2%, or $54.0 million, for the three months ended March 31, 2007, compared to 32.7%, or $42.8 million, for the comparable 2006 period.
The increase in the Americas’ revenue of $25.7 million, or 29.1%, for the three months ended March 31, 2007, compared to the same period in 2006, reflects a broad-based growth in client call volumes, including new and existing client programs, within our offshore operations, Canada and the United States, as well as a full quarter of revenue generated from our newly acquired Argentina operations of $8.0 million and a $1.4 million performance incentive payment received by our Canadian operations related to our telemedicine program. Revenues from new and existing client programs in our offshore operations represented 40.0% of consolidated revenues on 15,500 seats for the three months ended March 31, 2007, compared to 34.3% on 10,150 seats for the comparable 2006 period. The trend of generating more of our revenues from new and existing client programs in our offshore operations is likely to continue in 2007. While operating margins generated offshore are generally comparable or higher than those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce and costs of functional currency fluctuations in offshore markets.
The increase in EMEA revenues of $11.2 million, or 26.2%, for the three months ended March 31, 2007, compared to the same period in 2006 reflects growth in client call volumes, including new and existing client programs partially offset by certain program expirations. EMEA revenues for the first quarter of 2007 experienced a $4.4 million increase as a result of the strength in the Euro compared to the same period in 2006. Excluding this foreign currency impact, EMEA revenues increased $6.8 million compared with the same period last year.
Direct Salaries and Related Costs
Direct salaries and related costs increased $22.9 million, or 27.5%, to $105.9 million for the three months ended March 31, 2007, from $83.0 million in the comparable 2006 period. This increase included $5.3 million of direct salaries and related costs from our newly acquired Argentina operations primarily consisting of compensation costs.
As a percentage of revenues, direct salaries and related costs decreased to 63.0% for the three months ended March 31, 2007, from 63.3% for the comparable 2006 period. Excluding the $1.4 million revenue contribution from Canada mentioned above, as a percentage of revenues, direct salaries and related costs increased to 63.6% for the three months ended March 31, 2007. This increase of 0.6% from the comparable 2006 period was attributable to higher salary costs, including training costs associated with the ramp up of business in our offshore and U.S. operations, partially offset by lower telephone costs and lower auto tow claim costs in Canada. Although the strengthened Euro positively impacted revenues, it negatively impacted direct salaries and related costs for the three months ended March 31, 2007 by approximately $3.0 million compared to the same period in 2006.
General and Administrative
General and administrative expenses increased $7.6 million to $48.6 million for the three months ended March 31, 2007, from $41.0 million in the comparable 2006 period. This increase included $2.3 million of general and administrative costs from our newly acquired Argentina operations.
As a percentage of revenues, general and administrative expenses decreased to 28.9% for the three months ended March 31, 2007 from 31.3% for the comparable 2006 period. Excluding the $1.4 million revenue contribution from Canada mentioned above, as a percentage of revenues, general and administrative expenses

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
decreased to 29.2% for the three months ended March 31, 2007. This decrease of 2.1% from the comparable 2006 period was primarily attributable to lower depreciation expense, compensation costs, telephone costs, lease costs and professional fees incurred as a percentage of revenues. Although the strengthening Euro positively impacted revenues, it negatively impacted general and administrative expenses for the three months ended March 31, 2007 by $1.2 million compared to the same period in 2006.
Impairment of Long-lived Assets
There was no impairment charge for the three months ended March 31, 2007. The $0.4 million impairment of long-lived assets for the same period in 2006 relates to an asset impairment charge in one of our underutilized European customer contact management centers. This impairment charge represented the amount by which the carrying value of the assets exceeded the estimated fair value of those assets which cannot be redeployed to other locations.
Interest Income
Interest income was $1.3 million for the three months ended March 31, 2007, compared to $0.9 million for the comparable 2006 period reflecting higher levels of average interest-bearing investments in cash and cash equivalents earning higher rates of interest income.
Interest (Expense)
Interest expense was $0.2 million for the three months ended March 31, 2007 compared to $0.1 million for the comparable 2006 period. The increase primarily relates to amortization of bank commitment fees.
Income from Rental Operations, Net
We sold our four third party leased facilities in September 2006; therefore, there is no income from rental operations for the three months ended March 31, 2007. For the comparable 2006 period, income from rental operations, net, related to these leased facilities was $0.5 million.
Other Income (Expense)
Other expense, net, was $0.3 million for the three months ended March 31, 2007 compared to other income, net, of $0.4 million for the comparable 2006 period. The net decrease in other expense of $0.1 million was primarily attributable to a decrease of $0.2 million in foreign currency transaction losses, net of gains, offset by a $0.1 million loss on forward points valuation on foreign currency hedges. Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in Accumulated Other Comprehensive Income in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.
Provision for Income Taxes
The provision for income taxes of $2.7 million for the three months ended March 31, 2007 was based upon pre-tax book income of $14.5 million, compared to the provision for income taxes of $1.8 million for the comparable 2006 period based upon pre-tax book income of $7.7 million. The effective tax rate for the three months ended March 31, 2007 was 18.4% compared to an effective tax rate of 23.0% for the comparable 2006 period. The 4.6% decrease in the effective tax rate was primarily due to a favorable change in pretax book income, accompanied by a shift in the mix of earnings within tax holiday jurisdictions and the effects of permanent differences, valuation allowances, foreign withholding and other taxes, state income taxes, and foreign income tax rate differentials.
Net Income
As a result of the foregoing, we reported income from operations for the three months ended March 31, 2007 of $13.6 million, compared to $6.7 million in the comparable 2006 period. This was principally attributable to a $36.9 million increase in revenues and a $0.4 million decrease in impairment charges, partially offset by a $22.9 million increase in direct salaries and related costs and a $7.5 million increase in general and administrative expenses, as previously discussed. The $6.9 million increase in income from operations, a $0.4 million increase

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
in interest income, a $0.5 million decrease in income from rental operations, net and a $0.9 million higher tax provision resulted in net income of $11.8 million for the three months ended March 31, 2007, an increase of $5.9 million compared to the same period in 2006.
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
On August 5, 2002, the Board of Directors authorized the Company to purchase up to three million shares of our outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the three months ended March 31, 2007, we did not repurchase common shares under the 2002 repurchase program.
During the three months ended March 31, 2007, we generated $4.9 million in cash from operating activities and received $0.2 million in cash from issuance of stock. Further, we used $6.3 million for capital expenditures, and $0.9 million for the purchase of investments resulting in a $0.3 million decrease in available cash (including the favorable effects of international currency exchange rates on cash of $1.8 million).
Net cash flows provided by operating activities for the three months ended March 31, 2007 were $4.9 million, compared to $8.4 million for the comparable 2006 period. The $3.5 million decrease in net cash flows from operating activities was due to an $8.5 million net decrease in cash flows from assets and liabilities and a net decrease of $0.9 million in non-cash reconciling items such as depreciation expense, stock-based compensation and termination costs associated with exit activities offset by an increase in net income of $5.9 million. The $8.5 million net change was principally a result of a $5.4 million decrease in deferred revenue, a $3.9 million increase in receivables and a $2.3 million increase in other assets offset by a $2.2 million increase in other liabilities and a $0.9 million increase in income taxes payable.
Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $6.3 million for the three months ended March 31, 2007, compared to $4.1 million for the comparable 2006 period, an increase of $2.2 million. During the three months ended March 31, 2007, approximately 49% of the capital expenditures were the result of investing in new and existing customer contact management centers, primarily offshore, and 51% was expended primarily for maintenance and systems infrastructure. In 2007, we anticipate capital expenditures in the range of $25.0 million to $30.0 million.
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
The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at our option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 2.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 2.25%. In addition, a commitment fee of up to 0.50% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility are secured by a pledge of 65% of the stock of each of our active direct foreign subsidiaries. The Credit Facility prohibits us from incurring

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
additional indebtedness, subject to certain specific exclusions. There were no borrowings in the first three months of 2007 and 2006 and no outstanding balances as of March 31, 2007 and December 31, 2006, with $50.0 million availability on the Credit Facility. At March 31, 2007, we were in compliance with all loan requirements of the Credit Facility.
On May 4, 2007, the Company amended its Credit Facility extending the term to March 14, 2010. The amended agreement accrues interest on LIBOR fixed rate loans at LIBOR plus an applicable margin up to 1.25%, decreases commitment fees to 0.25%, eliminates covenant requirements for tangible net worth and quick ratio and increases funds available for acquisitions.
At March 31, 2007, we had $158.3 million in cash, of which approximately 79.8% or $126.4 million was held in international operations and may be subject to additional taxes if repatriated to the United States.
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
Off-Balance Sheet Arrangements and Other
At March 31, 2007, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Contractual Obligations
As of March 31, 2007, we had a $7.2 million liability for unrecognized tax benefits, including interest and penalties. The unrecognized tax benefits are classified as “Long-term income tax liabilities” in the accompanying Condensed Consolidated Balance Sheet. Due to the nature of these liabilities, we are unable to determine the timing of expected cash payments that it may be required to make, if any. We do not believe it is reasonably possible that the unrecognized tax benefits will significantly change within the next twelve months. For a presentation of contractual obligations as of December 31, 2006, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC.

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

We recognize revenue from licenses of our software products and rights when the agreement has been executed, the product or right has been delivered or provided, collectibility is probable and the software license fees or rights are fixed and determinable. If any portion of the license fees or rights is subject to forfeiture, refund or other contractual contingencies, we defer revenue recognition until these contingencies have been resolved. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue. Deferred revenue included in current liabilities in the accompanying Condensed Consolidated Balance Sheets includes estimated penalties and holdbacks of approximately $2.7 million and $5.3 million as of March 31, 2007 and December 31, 2006, respectively, for failure to meet specified minimum service levels in certain contracts and other performance based contingencies.

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

•	We maintain allowances for doubtful accounts of $2.5 million as of March 31, 2007, or 2.1% of trade receivables, for estimated losses arising from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required which would reduce income from operations.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
•	We reduce deferred tax assets by a valuation allowance if, based on the weight of available evidence for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized. The valuation allowance for a particular tax jurisdiction is allocated between current and noncurrent deferred tax assets for that jurisdiction on a pro-rata basis. Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, our estimate of future taxable income and any applicable tax-planning strategies. At December 31, 2006, management determined that a valuation allowance of approximately $35.3 million was necessary to reduce U.S. deferred tax assets by $10.4 million and foreign deferred tax assets by $24.9 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $17.5 million at December 31, 2006 is dependent upon future profitability within each tax jurisdiction. As of March 31, 2007, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax asset will be realized.

•	We review long-lived assets, which had a carrying value of $97.4 million as of March 31, 2007, including goodwill, intangibles and property and equipment, and investment in SHPS, Incorporated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge or loss to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.
Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $2.8 million increase in the liability for unrecognized tax benefits, including interest and penalties, of which $2.7 million was accounted for as a reduction to the January 1, 2007 balance of retained earnings. See Note 8 – Income Taxes for further information.
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
In September 2006, the FASB issued SFAS No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in accumulated other comprehensive income). Subsequently, the FASB issued Staff Position No. 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guidance” to amend the illustrations contained in the appendices, of Statements 87, 88, and 106 to require recognition of the funded status of defined benefit postretirement plans in an employer’s statement of financial position. We adopted the recognition provisions of SFAS 158, which were effective on December 31, 2006, resulting in a $1.0 million non-cash charge to equity, net of deferred taxes and a $1.6 million non-cash increase in total liabilities. See Note 12 – Pension, for further information. The requirement to measure the plan assets and benefit obligations as of a company’s year-end balance sheet date is effective for fiscal years ending after December 15, 2008.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
In November 2006, the EITF reached a tentative conclusion on Issue No. 06-10 (EITF 06-10), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 provides guidance on the employers’ recognition of assets, liabilities and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods. The effective date of EITF 06-10 is for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of EITF 06-10 on our financial condition, results of operations and cash flows.
In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115”, which permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions, as long as it is applied to the instrument in its entirety. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this standard on our financial condition, results of operations and cash flows.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2007
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
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
Our Americas segment serves a number of U.S.-based clients using customer contact management center capacity in the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), which represent a foreign exchange exposure.
In order to hedge some of the exposure related to the anticipated cash flow requirements denominated in PHP, we entered into non-deliverable forward contracts in March 2007 with several financial institutions to acquire a total of PHP 2.5 billion through December 2007 at fixed prices of $51.7 million U.S. dollars. As of March 31, 2007, we had total derivative liabilities associated with these contracts of $0.2 million, which settle within the next nine months. The fair value of these derivative instruments as of March 31, 2007 is presented in Note 3 of the accompanying Condensed Consolidated Financial Statements. If the U.S. dollar/PHP exchange rate were to increase or decrease by 10% from current period-end levels, we would not incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding gains or losses in our underlying exposures.
In February 2007, we also entered into a non-deliverable forward contract to purchase PHP 385.3 million at a fixed price of $8.0 million to settle on March 30, 2007. Since this contract was not designated as an accounting hedge, it was accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized in the current period. As a result, we recognized a loss of $0.03 million related to this contract, which is included in Other Income (Expense) in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2007.
Interest Rate Risk
Our exposure to interest rate risk results from variable debt outstanding under our $50.0 million revolving credit facility. During the quarter ended March 31, 2007, we had no debt outstanding under this credit facility; therefore, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would not have had had a material impact on our financial position or results of operations.
We have not historically used derivative instruments to manage exposure to changes in interest rates.
Fluctuations in Quarterly Results
For the year ended December 31, 2006, quarterly revenues as a percentage of total consolidated annual revenues were approximately 23%, 23%, 26% and 28%, respectively, for each of the respective quarters of the year. We have experienced and anticipate that in the future we will continue to experience variations in quarterly revenues. The variations are due to the timing of new contracts and renewal of existing contracts, the timing and frequency of client spending for customer contact management services, non-U.S. currency fluctuations, and the seasonal pattern of customer contact management support and fulfillment services.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2007
Item 4 — Controls and Procedures
As of March 31, 2007, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of March 31, 2007, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2007
Part II – OTHER INFORMATION
Item 1 – Legal Proceedings
One of the Company’s European subsidiaries has received several inquiries from a regulatory agency related to privacy claims associated with the alleged inappropriate acquisition of personal bank account information. Several of the inquiries have resulted in sanctions against the Company approximating $0.8 million. In order to appeal the sanctions through the court system, the Company issued a bank guarantee. Management believes that the sanctions made in connection with this matter are without merit, and intends to vigorously pursue the reversal of the proposed sanctions. The Company has recorded these amounts in “Deferred Charges and Other Assets” in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2007. The Company has not accrued any amounts related to these claims under SFAS No. 5, “Accounting for Contingencies” because it does not believe that a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to these claims.
From time to time, we are involved in legal actions arising in the ordinary course of business. With respect to these matters, we believe that we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.
Item 2 –Unregistered Sales of Equity Securities and Use of Proceeds
Below is a summary of stock repurchases for the quarter ended March 31, 2007 (in thousands, except average price per share). See Note 9, Earnings Per Share, to the Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

				Maximum
			Total Number of	Number Of
			Shares Purchased	Shares That May
		Average	as Part of	Yet Be
	Total Number	Price	Publicly	Purchased
	of Shares	Paid Per	Announced Plans	Under Plans or
Period	Purchased (1)	Share	or Programs	Programs
January 1, 2007 – January 31, 2007	—	—	1,644	1,356
February 1, 2007 – February 28, 2007	—	—	1,644	1,356
March 1, 2007 – March 31, 2007	—	—	1,644	1,356

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3 million with no expiration date.
Item 6 – Exhibits
The following documents are filed as an exhibit to this Report:

15	Awareness letter.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

99.1	Amendment No. 4 to Credit Agreement Among Sykes Enterprises, Incorporated and Keybank National Association and BNP Paribas dated May 4, 2007.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2007
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: May 10, 2007	By:	/s/ W. Michael Kipphut

W. Michael Kipphut
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number
15	Awareness letter.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

99.1	Amendment No. 4 to Credit Agreement Among Sykes Enterprises, Incorporated and Keybank National Association and BNP Paribas dated May 4, 2007.