Form 10-Q
period 2007-06-30
SYKES ENTERPRISES INC
filed 2007-08-09
CIK 1010612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

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
Yes ☐           No ☑
As of July 20, 2007, there were 40,838,147 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$173,809	$158,580
Receivables, net	124,499	115,016
Prepaid expenses and other current assets	21,531	14,666
Assets held for sale	509	509

Total current assets	320,348	288,771

Property and equipment, net	72,138	66,205
Goodwill, net	22,571	20,422
Intangibles, net	7,338	8,004
Deferred charges and other assets	29,957	32,171

	$452,352	$415,573

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$23,338	$19,270
Accrued employee compensation and benefits	40,083	39,549
Deferred grants related to assets held for sale	332	332
Income taxes payable	452	5,445
Deferred revenue	31,683	30,724
Other accrued expenses and current liabilities	9,859	9,555

Total current liabilities	105,747	104,875

Deferred grants	10,325	10,811
Long-term income tax liabilities	6,390	—
Other long-term liabilities	9,318	8,414

Total liabilities	131,780	124,100

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 45,537 and 45,254 shares issued	455	453
Additional paid-in capital	182,358	179,021
Retained earnings	173,480	158,058
Accumulated other comprehensive income	16,185	5,869

	372,478	343,401
Treasury stock at cost: 4,700 shares and 4,703 shares	(51,906)	(51,928)

Total shareholders’ equity	320,572	291,473

	$452,352	$415,573

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except for per share data)	2007	2006	2007	2006
Revenues	$168,284	$135,221	$336,285	$266,308

Operating expenses:
Direct salaries and related costs	110,464	86,378	216,335	169,394
General and administrative	50,351	42,338	98,906	83,342
Impairment of long-lived assets	—	—	—	382

Total operating expenses	160,815	128,716	315,241	253,118

Income from operations	7,469	6,505	21,044	13,190

Other income (expense):
Interest income	1,445	2,855	2,794	3,776
Interest expense	(155)	(183)	(308)	(276)
Income from rental operations, net	—	444	—	954
Other income (expense)	(638)	154	(957)	(208)

Total other income (expense)	652	3,270	1,529	4,246

Income before provision (benefit) for income taxes	8,121	9,775	22,573	17,436
Provision (benefit) for income taxes	1,784	(1,996)	4,437	(234)

Net income	$6,337	$11,771	$18,136	$17,670

Net income per share:
Basic	$0.16	$0.30	$0.45	$0.45

Diluted	$0.16	$0.29	$0.45	$0.44

Weighted average shares:
Basic	40,359	39,900	40,331	39,679

Diluted	40,652	40,251	40,585	40,044

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Six Months Ended June 30, 2006, Six Months Ended December 31, 2006 and
Six Months Ended June 30, 2007
(Unaudited)

	Common				Accumulated
	Stock		Additional		Other	Deferred
	Shares		Paid-in	Retained	Comprehensive	Stock	Treasury
(in thousands)	Issued	Amount	Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Balance at January 1, 2006	44,009	$440	$165,674	$115,735	$(3,435)	$(355)	$(51,969)	$226,090

Reclassification of deferred stock compensation balance upon adoption of SFAS 123R	—	—	(355)	—	—	355	—	—
Issuance of common stock	278	3	1,675	—	—	—	—	1,678
Stock-based compensation expense	—	—	1,103	—	—	—	—	1,103
Excess tax benefit from stock-based compensation	—	—	656	—	—	—	—	656
Issuance of common stock and restricted stock under equity award plans	305	3	114	—	—	—	41	158
Modification of Deferred Compensation Plan	—	—	142	—	—	—	—	142
Comprehensive income	—	—	—	17,670	5,210	—	—	22,880

Balance at June 30, 2006	44,592	446	169,009	133,405	1,775	—	(51,928)	252,707

Issuance of common stock	382	5	2,659	—	—	—	—	2,664
Stock-based compensation expense	—	—	1,357	—	—	—	—	1,357
Excess tax benefit from stock- based compensation	—	—	1,699	—	—	—	—	1,699
Issuance of common stock and restricted stock under equity award plans	10	—	—	—	—	—	—	—
Modification of Deferred Compensation Plan	—	—	(102)	—	—	—	—	(102)
Issuance of common stock for business acquisition	270	2	4,399	—	—	—	—	4,401
Comprehensive income	—	—	—	24,653	5,138	—	—	29,791
Adjustment upon adoption of SFAS 158, net of tax	—	—	—	—	(1,044)	—	—	(1,044)

Balance at December 31, 2006	45,254	453	179,021	158,058	5,869	—	(51,928)	291,473

Adjustment upon adoption of FIN 48	—	—	—	(2,714)	—	—	—	(2,714)
Issuance of common stock	66	1	441	—	—	—	—	442
Stock-based compensation expense	—	—	2,442	—	—	—	—	2,442
Issuance of common stock and restricted stock under equity award plans	192	1	(14)	—	—	—	22	9
Issuance of common stock for business acquisition	25	—	468	—	—	—	—	468
Comprehensive income	—	—	—	18,136	10,316	—	—	28,452

Balance at June 30, 2007	45,537	$455	$182,358	$173,480	$16,185	$—	$(51,906)	$320,572

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2007 and 2006
(Unaudited)

(In thousands)	2007	2006
Cash flows from operating activities:
Net income	$18,136	$17,670
Depreciation and amortization	12,033	11,878
Stock compensation expense	2,442	1,103
Deferred income tax benefit	(556)	(2,135)
Net (gain) loss on disposal of property and equipment	(31)	14
(Reversals of) termination costs associated with exit activities	(56)	789
Foreign exchange gain on liquidation of foreign entities	(4)	(94)
Impairment of long-lived assets	—	382
Bad debt expense (reversals)	(97)	(115)
Unrealized loss (gain) on financial instruments, net	675	(16)
Changes in assets and liabilities:
Receivables	(4,309)	(5,249)
Prepaid expenses and other current assets	(4,309)	(2,688)
Deferred charges and other assets	595	(3,254)
Accounts payable	1,835	3,926
Income taxes receivable/payable	(1,503)	(2,964)
Accrued employee compensation and benefits	(275)	168
Other accrued expenses and current liabilities	(292)	(2,040)
Deferred revenue	(2,371)	2,900
Other long-term liabilities	680	479

Net cash provided by operating activities	22,593	20,754

Cash flows from investing activities:
Capital expenditures	(14,137)	(7,801)
Proceeds from sale of property and equipment	55	105
Proceeds from release of restricted cash	1,600	—
Investment in restricted cash	(945)	—
Cash paid for business acquisitions	(1,600)	—
Other	(127)	(254)

Net cash used for investing activities	(15,154)	(7,950)

Cash flows from financing activities:
Proceeds from issuance of stock	442	1,678
Excess tax benefit from stock-based compensation	—	656

Net cash provided by financing activities	442	2,334

Effects of exchange rates on cash	7,348	3,823

Net increase in cash and cash equivalents	15,229	18,961
Cash and cash equivalents – beginning	158,580	127,612

Cash and cash equivalents – ending	$173,809	$146,573

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$79	$191
Cash paid during period for income taxes	$6,585	$4,667
See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2007 and 2006
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
Note 1 – Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (“SEC”).
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
Investments Held in Rabbi Trust —As more fully described under “Deferred Compensation Plan” in Note 11, securities held in a rabbi trust for a supplemental nonqualified executive retirement program include the fair market value of investments in various mutual funds and shares of the Company’s common stock. The fair market value of these investments is determined by quoted market prices and is adjusted to the current market price at the end of each reporting period. The investments held in mutual funds, classified as trading securities, had a fair market value of approximately $1.3 million and $1.0 million at June 30, 2007 and December 31, 2006, respectively, and are included in “Prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheets. These investments were comprised of 85% equity securities and 15% debt securities at June 30, 2007 and 79% equity securities and 21% debt securities at December 31, 2006.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2007 and 2006
(Unaudited)
Note 1 – Basis of Presentation and Summary of Significant Accounting Policies – (continued)
Investments Held in Rabbi Trust – (continued)
During the six months ended June 30, 2007 and 2006, the Company recorded $0.1 million and $0.1 million, respectively, in compensation expense associated with these investments, which is included in “General and administrative” in the accompanying Condensed Consolidated Statements of Operations.
The Company’s common stock match associated with the Deferred Compensation Plan had a carrying value of $0.4 million and $0.4 million at June 30, 2007 and December 31, 2006, respectively, and is included in “Treasury stock” and “Additional paid-in capital” in the accompanying Condensed Consolidated Balance Sheets.
Goodwill —The Company accounts for goodwill and other intangible assets utilizing SFAS No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” According to this statement, goodwill and other intangible assets with indefinite lives must be reviewed at least annually, and more frequently in the presence of certain circumstances, for impairment by applying a fair value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under SFAS 142, the carrying value of assets is calculated at the lowest levels for which there are identifiable cash flows (the “reporting unit”). If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time.
Intangible Assets — Intangible assets, primarily customer relationships, existing technologies and covenants not to compete, are amortized using the straight-line method over their estimated useful lives. The Company periodically evaluates the recoverability of intangible assets and takes into account events or changes in circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.
Property and Equipment — The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. During the six months ended June 30, 2006, based on the Company’s evaluation for impairment, the Company recorded a $0.4 million impairment charge for property and equipment in one of its underutilized European customer contact management centers. This impairment charge represented the amount by which the carrying value of the assets exceeded the estimated fair value of those assets which cannot be redeployed to other locations. Except as noted above, as of June 30, 2007, the Company determined that its property and equipment was not impaired, including the idle facility in Perry County, Kentucky, which is being held for future use in the Company’s operations and to meet increased demand for services.
On September 13, 2006, the Company sold its leased U.S. customer contact management centers located in Palatka, Florida, Pikeville, Kentucky, Ada, Oklahoma, and Manhattan, Kansas to an unrelated third party for cash totaling $14.6 million, net of selling costs, resulting in a net gain of $13.9 million. The net book value of the facilities of $6.3 million and other related assets of $0.5 million were offset by the related deferred grants of $6.1 million. The cost of the neighboring vacant land at these locations of $0.5 million, currently held for sale, is classified as “Assets held for sale” in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006 and the related deferred grants of $0.3 million are shown in current liabilities.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2007 and 2006
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
Foreign Currency and Derivative Instruments — The Company accounts for financial derivative instruments utilizing SFAS No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities”, as amended. The Company generally utilizes non-deliverable forward contracts expiring within one to 24 months to reduce its foreign currency exposure due to exchange rate fluctuations on forecasted cash flows denominated in non-functional foreign currencies. Upon proper qualification, these contracts are accounted for as cash-flow hedges, as defined by SFAS 133. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. In using derivative financial instruments to hedge exposures to changes in exchange rates, the Company exposes itself to counterparty credit risk.
All derivatives, including foreign currency forward contracts, are recognized in the balance sheet at fair value. Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions. On the date the derivative contract is entered into, the Company determines whether the derivative contract should be designated as a cash flow hedge. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are recorded in “Accumulated other comprehensive income (loss)”, until the forecasted underlying transactions occur. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction within “Revenues”. Changes in the fair value of the forward contracts attributable to the difference in the spot and forward exchange rates are excluded from the assessment of hedge effectiveness and recognized within “Revenues”. Cash flows from the derivative contracts are classified within “Cash flows from operating activities”. Ineffectiveness, if any, is measured based on the change in fair value of the forward contracts due to changes in the spot exchange rate and the present value of expected future cash flows associated with the Company’s forecasted revenues due to the change in the Company’s average foreign currency translation rates. Hedge ineffectiveness is recognized within “Revenues”.
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, the Company discontinues hedge accounting prospectively. At June 30, 2007, all hedges were determined to be highly effective.
The Company also periodically enters into forward contracts that are not designated as hedges. The purpose of these derivative instruments is to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange rates. The Company records changes in the fair value of these derivative instruments within “Other income (expense)”. See Note 3 for further information on financial derivative instruments.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2007 and 2006
(Unaudited)
Note 1 – Basis of Presentation and Summary of Significant Accounting Policies – (continued)
Recent Accounting Pronouncements – In July 2006, the FASB issued FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109 (SFAS 109), “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $2.7 million liability for unrecognized tax benefits, including interest and penalties, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. See Note 8 – Income Taxes for further information.
In May 2007, the FASB issued FASB Staff Position FIN 48-1 (FSP FIN 48-1), “Definition of Settlement in FASB Interpretation No. 48”. FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.
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
In September 2006, the FASB issued SFAS No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in accumulated other comprehensive income). Subsequently, the FASB issued Staff Position No. 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guidance” to amend the illustrations contained in the appendices, of Statements 87, 88, and 106 to require recognition of the funded status of defined benefit postretirement plans in an employer’s statement of financial position. The Company adopted SFAS 158 on December 31, 2006, which resulted in a $1.0 million non-cash charge to equity, net of deferred taxes of $0.6 million and a $1.6 million non-cash increase in total liabilities. See Note 12 – Pension, for further information.
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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2007 and 2006
(Unaudited)
Note 2 – Acquisitions and Dispositions
On March 1, 2005, the Company purchased the shares of Kelly, Luttmer & Associates Limited (“KLA”) located in Calgary, Alberta, Canada, which included net assets of approximately $0.2 million. KLA specializes in providing call center services for organizational health, employee assistance, occupational health, and disability management. The Company acquired these operations in an effort to broaden its operations in the healthcare sector, which resulted in the Company paying a premium for KLA resulting in recognition of goodwill. Total cash consideration paid was approximately $3.2 million based on foreign currency rates in effect at the date of the acquisition. The purchase price resulted in a purchase price allocation to net assets of $0.2 million, to purchased intangible assets of $2.3 million (primarily customer relationships) and to goodwill of $0.6 million. Pro-forma results of operations, in respect to this acquisition, have not been presented because the effect of this acquisition was not material.
On July 3, 2006, the Company completed the acquisition of all the outstanding shares of capital stock of Centro Interacción Multimedia, S.A. (“Apex”), an established customer contact management solutions and services provider headquartered in the City of Cordoba, Argentina. Apex serves clients in Argentina, Mexico and the United States. The results of operations of Apex have been included in the Company’s results of operations for its America’s segment beginning in the third quarter of 2006. Client programs range from in-bound customer care and help-desk/technical support to out-bound sales and cross selling within the business-to-consumer and certain business-to-business segments for Internet Service Providers, wireless carriers and credit card companies. The Company acquired these operations to broaden its operations in a growing market in the communications and financial services verticals, which resulted in the Company paying a premium for Apex resulting in recognition of goodwill. The purchase price for the shares was $27.4 million less $0.4 million, representing Apex’s obligations on certain of its capital leases as of the closing date, for a net purchase price of $27.0 million, eighty percent of which ($21.6 million) was paid in cash from offshore operations and twenty percent of which ($5.4 million) was paid by the delivery of 330,992 shares of the common stock of the Company, valued at $16.324 per share. Of the net purchase price of $27.0 million, $5.0 million was paid to an escrow account (eighty percent in cash and twenty percent in common stock) to secure the sellers’ indemnification obligations and to provide for a holdback of the purchase price until amounts billed by Apex to a major client reach established targets. At the end of a two-year escrow period, any portion of the cash and stock not retained to satisfy the holdback provisions of the purchase price will be returned to the sellers. We allocated the net purchase price of $27.0 million less the $5.0 million contingent purchase price held in escrow plus direct acquisition costs of $0.6 million, or $22.6 million, to the tangible assets, liabilities and intangible purchased assets based on their estimated fair values in accordance with SFAS No. 141, Business Combinations. The excess net purchase price over these fair values is recognized as goodwill, which is not expected to be deductible for tax purposes. These fair values are based on management’s estimates and assumptions, including variations of the income approach, the market approach and the cost approach, resulting in a purchase price allocation to net assets of $4.2 million, to goodwill of $14.4 million, to a deferred tax liability of $2.9 million and to purchased intangible assets of $6.9 million as detailed in the following table (in thousands):

		Weighted
		Average
	Amount	Amortization
Purchased Intangible Assets	Assigned	Period (years)
Customer relationships	$5,500	6
Trade Name	1,000	5
Non-compete agreements	200	2
Other	165	3

Total	$6,865	6

The purchase price allocation for the Apex acquisition resulted in the following condensed balance sheet as of the acquisition date (in thousands):

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2007 and 2006
(Unaudited)
Note 2 – Acquisitions and Dispositions — (continued)

Amount
Cash and cash equivalents	$788
Receivables, net and other current assets	3,546

Total current assets	4,334
Property and equipment, net	4,718
Goodwill	14,392
Intangibles	6,865
Other long-term assets	133

$30,442

Current liabilities	$4,791

Long-term deferred tax liability	2,903
Other long-term liabilities	140

Total liabilities	7,834
Shareholders’ equity	22,608

$30,442

In June 2007, the Company settled the contingency related to the holdback of the purchase price as amounts billed by Apex to a major client reached the established targets. This settlement resulted in a payout of $1.6 million in cash and $0.5 million in common stock from the escrow account and an increase in the recorded amount of goodwill of $2.1 million.
The following unaudited pro forma data summarizes the combined results of operations of Sykes and Apex for all periods presented as if the combination had been consummated on January 1, 2006.

	Three Months	Six Months
	Ended	Ended
	June 30, 2006
Revenues	$142,587	$280,365

Income before provision for income taxes	$10,998	$20,121

Net income	$12,564	$19,411

Net income per diluted share	$0.31	$0.48
Amortization expense, related to the purchased intangible assets resulting from acquisitions (other than goodwill), of $0.4 million and $0.8 million for the three and six months ended June 30, 2007 respectively, is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations. In the comparable periods of 2006, the Company recognized amortization expense of $0.1 million and $0.2 million, respectively. The following table presents the Company’s purchased intangible assets (in thousands) as of June 30, 2007:

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2007 and 2006
(Unaudited)
Note 2 – Acquisitions and Dispositions — (continued)

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Intangibles	Amortization	Intangibles	Period (years)
Customer relationships	$7,546	$1,235	$6,311	8
Trade Name	997	199	798	5
Non-compete agreements	693	593	100	2
Other	266	137	129	3

	$9,502	$2,164	$7,338	7

The following table presents the Company’s purchased intangible assets (in thousands) as of December 31, 2006:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Intangibles	Amortization	Intangibles	Period (years)
Customer relationships	$7,428	$692	$6,736	8
Trade Name	1,008	101	907	5
Non-compete agreements	653	464	189	2
Other	259	87	172	3

	$9,348	$1,344	$8,004	7

The Company’s estimated future amortization expense for the five succeeding years is as follows (in thousands):

Periods Ending December 31,	Amount
2007 (remaining six months)	$946
2008	$1,361
2009	$1,279
2010	$1,251
2011	$1,150
Changes in goodwill, within the America’s segment, consist of the following (in thousands):

Amount
Balance at December 31, 2005	$5,918
Acquisition of Apex	14,392
Foreign currency translation	112

Balance at December 31, 2006	20,422
Contingent payment for Apex acquisition	2,068
Foreign currency translation	81

Balance at June 30, 2007	$22,571

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2007 and 2006
(Unaudited)
Note 3 – Financial Derivatives
The Company had derivative assets and liabilities related to outstanding forward contracts, designated as cash flow hedges, maturing within 18 months, consisting primarily of Philippine peso contracts with a notional value of $100.4 million at June 30, 2007. As of June 30, 2007, the Company had $1.7 million of these derivative instruments classified as “Receivables, net”, $0.4 million as “Other accrued expenses and current liabilities” and $0.2 million as “Other long-term liabilities”. There was no income tax provision related to these derivatives at June 30, 2007. A total of $1.8 million of deferred gains on the derivative instruments as of June 30, 2007 were included in “Accumulated other comprehensive income (loss)”, a component of shareholders’ equity. Net gains of $0.6 million and $0.6 million from settled derivative instruments for the three and six months ended June 30, 2007, respectively, were reclassified from “Accumulated other comprehensive income (loss)” to “Revenues”. The deferred gain expected to be reclassified to “Revenues” from “Accumulated other comprehensive income (loss)” during the next 12 months is $1.8 million.
During the three and six months ended June 30, 2007, the Company recognized in “Revenues” a loss of $0.7 million and $0.7 million, respectively, related to changes in the fair value of the forward contracts attributable to the difference in the spot and forward exchange rates, which was excluded from the assessment of hedge effectiveness. In addition, during the three and six months ended June 30, 2007, the Company recognized losses related to hedge ineffectiveness of $0.1 million and $0.1 million, respectively which was reclassified from “Accumulated other comprehensive income (loss)” to “Revenues”.
During the six months ended June 30, 2007, the Company recognized in “Other expense” losses of $30 thousand related to changes in the fair value of derivative instruments not designated as hedges.
Note 4 – Deferred Revenue
The components of deferred revenue consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Future service	$28,622	$25,403
Estimated penalties and holdbacks	3,061	5,321

	$31,683	$30,724

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
The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2007 and 2006
(Unaudited)
Note 5 – Accumulated Other Comprehensive Income (Loss)

	Foreign	Unrealized	Unrealized Gain
	Currency	Actuarial Losses	(Loss) on Cash
	Translation	Related to	Flow Hedging
	Adjustment	Pension Liability	Instruments	Total

Balance at January 1, 2006	$(3,435)	$—	$—	$(3,435)
Pre tax amount	10,396	(1,607)	—	8,789
Tax benefit	—	563	—	563
Reclassification to net income	(48)	—	—	(48)

Balance at December 31, 2006	6,913	(1,044)	—	5,869
Pre tax amount	8,540	(64)	2,388	10,864
Reclassification to net income	(4)	—	(544)	(548)

Balance at June 30, 2007	$15,449	$(1,108)	$1,844	$16,185

Note 6 – Termination Costs Associated with Exit Activities
On November 3, 2005, the Company committed to a plan (the “Plan”) to reduce its workforce by approximately 200 people in one of its European customer contact management centers in Germany in response to the October 2005 contractual expiration of a technology client program, which previously had generated annual revenues of approximately $12.0 million. The Company expects to complete the Plan by the end of the third quarter of 2007. The Company estimates total charges related to the Plan of $1.4 million. These charges include approximately $1.2 million for severance and related costs and $0.2 million for other exit costs. The Company ceased using certain property and equipment estimated at $0.2 million, and depreciated these assets over a shortened useful life, which approximated eight months. As a result, the Company recorded additional depreciation of approximately $0.2 million during the six months ended June 30, 2006. The Company reversed previously accrued termination costs of less than $0.1 million in “Direct salaries and related costs” in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2007 due to a change in estimate. Termination costs of $0.8 million are included in “Direct salaries and related costs” for the six months ended June 30, 2006. Cash payments related to termination costs made totaled $0.4 million and $0.6 million for the six months ended June 30, 2007 and 2006, respectively. Termination costs to date approximate $1.2 million as of June 30, 2007 with cash payments to date of $1.1 million.
Note 7 – Borrowings
The Company’s $50.0 million revolving credit facility with a group of lenders (the “Credit Facility”), which amount is subject to certain borrowing limitations, was executed on March 15, 2004 and amended on May 4, 2007. Pursuant to the amended terms of the Credit Facility, the amount of $50.0 million may be increased up to a maximum of $100.0 million with the prior written consent of the lenders. The Credit Facility includes a $10.0 million swingline subfacility, a $15.0 million letter of credit subfacility and a $40.0 million multi-currency subfacility, not to exceed a total of $50 million availability under the Credit Facility.
The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The amended Credit Facility eliminates covenant requirements for tangible net worth and quick ratio. The Credit Facility, including the multi-currency subfacility, accrues interest, at the Company’s option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 1.25%, as amended. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 1.25%. In addition, a commitment fee of up to 0.25%, as amended, is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2010, are

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2007 and 2006
(Unaudited)
Note 7 – Borrowings – (continued)
secured by a pledge of 65% of the stock of each of the Company’s active direct foreign subsidiaries. The Credit Facility prohibits the Company from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings during the three and six months ended June 30, 2007 and no outstanding balances as of June 30, 2007 with $50.0 million availability on the Credit Facility.
Note 8 – Income Taxes
The Company adopted the provisions of FIN 48 on January 1, 2007 and recognized a $2.7 million liability for unrecognized tax benefits, including interest and penalties, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. This adjustment to the beginning balance of retained earnings includes $1.3 million related to transfer pricing penalties that may be applicable in connection with an income tax audit of our Indian subsidiary.
As of December 31, 2006 prior to the adoption of FIN 48, the Company had a contingent income tax liability of $4.2 million, consisting of amounts for subsidiaries located in both the Americas and EMEA segments that are accounted for in “Income taxes payable” in the accompanying Condensed Consolidated Balance Sheet.
Upon adoption of FIN 48 as of January 1, 2007, the Company had $9.1 million of unrecognized tax benefits (including $4.6 million benefit of net operating loss carryforwards that were previously recognized as deferred tax assets with a full valuation allowance). If the Company recognized these tax benefits, approximately $4.5 million would favorably impact the effective tax rate, in addition to the related interest and penalties.
As of June 30, 2007, the Company had $9.5 million of unrecognized tax benefits, an increase of $0.4 million from $9.1 million as of January 1, 2007. This increase relates primarily to the impact of foreign currency fluctuations. If the Company recognized these tax benefits, approximately $4.9 million would favorably impact the effective tax rate, in addition to the related interest and penalties. With the exception of amounts that are under examination by income tax authorities, for which an estimate can not be made due to uncertainties, the Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had $2.7 million and $2.4 million accrued for interest and penalties as of June 30, 2007 and January 1, 2007, the date of adoption of FIN 48, respectively.
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
The Company’s effective tax rate was 19.7% and (1.3)% for the six months ended June 30, 2007 and 2006, respectively. The higher effective tax rate of 19.7% in 2007 was primarily due to FIN 48 adjustments related to interest and penalties, the effects of permanent differences and losses in jurisdictions for which tax benefits cannot

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2007 and 2006
(Unaudited)
Note 8 – Income Taxes – (continued)
be recognized, accompanied by a shift in mix of earnings within tax jurisdictions and the effects of valuation allowances, foreign withholding and other taxes and foreign income tax rate differentials. The lower effective tax rate of (1.3)% in 2006 was primarily due to non-recurring tax benefits resulting from the Canadian tax appeals settlement of $3.0 million received in 2006. The differences in the Company’s effective tax rate of 19.7% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to tax benefits resulting from additional income earned in tax holiday jurisdictions; accompanied by the effects of requisite valuation allowances, permanent differences, foreign withholding and other taxes, accrued interest and penalties and foreign income tax rate differentials.
Earnings associated with the Company’s investments in its foreign subsidiaries are considered to be permanently invested and no provision for income taxes on those earnings or translation adjustments has been provided. Determination of any unrecognized deferred tax liability for temporary differences related to investments in subsidiaries that are essentially permanent in nature is not practicable.
The Company is currently under examination in the U.S. by the Tennessee Department of Revenue for sales and use taxes and franchise taxes for periods covering 1998 through 2000. The U.S. Internal Revenue Service completed audits of the Company’s U.S. tax returns for tax years through July 31, 1999 and is currently auditing the tax years ended July 31, 2002, July 31, 2003, December 31, 2003 and December 31, 2004. Certain German subsidiaries of the Company are under examination by the German tax authorities for periods covering 1996 through 2004. Additionally, certain Canadian subsidiaries are under examination by Canadian tax authorities for tax years 2002 through 2003, a Philippine subsidiary is being audited by the Philippine tax authorities for tax years 2003 through 2005, a Netherlands subsidiary has been notified of an impending audit for the tax years 1998 through 2003, Indian tax authorities have issued an assessment for the tax year ended March 31, 2004 and are also examining the tax year ended March 31, 2005 and certain subsidiaries in Scotland are responding to audit inquiries for the 2005 tax year.
Note 9 – Earnings Per Share
Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options, stock appreciation rights, restricted stock, common stock units and shares held in a rabbi trust using the treasury stock method. For the three and six month periods ended June 30, 2007, the impact of outstanding options to purchase shares of common stock and stock appreciation rights of 0.1 million and 0.1 million, respectively, and 0.4 million and 0.3 million for the comparable 2006 periods were antidilutive and were excluded from the calculation of diluted earnings per share.
The numbers of shares used in the earnings per share computations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Basic:
Weighted average common shares outstanding	40,359	39,900	40,331	39,679
Diluted:
Dilutive effect of stock options, stock appreciation rights and common stock units	293	351	254	365

Total weighted average diluted shares outstanding	40,652	40,251	40,585	40,044

On August 5, 2002, the Company’s Board of Directors authorized the Company to purchase up to three million shares of its outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2007 and 2006
(Unaudited)
Note 9 – Earnings Per Share-(continued)
transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the six months ended June 30, 2007, the Company made no purchases under the 2002 repurchase program.
Note 10 – Segments and Geographic Information
The Company operates within two regions, the “Americas” and “EMEA” which represented 67.3% and 32.7%, respectively, of the Company’s consolidated revenues for the three months ended June 30, 2007 and 67.6% and 32.4%, respectively, of the Company’s consolidated revenues for the six months ended June 30, 2007. In the comparable 2006 periods, the Americas and EMEA regions represented 67.3% and 32.7%, respectively, of the Company’s consolidated revenues for the three months ended June 30, 2006 and 67.3% and 32.7%, respectively, of the Company’s consolidated revenues for the six months ended June 30, 2006. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The Company aligns its business into two segments to effectively manage the business and support the customer care needs of every client and to respond to the demands of the Company’s global customers.
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
Information about the Company’s reportable segments for the three and six months ended June 30, 2007 compared to the corresponding prior year periods, is as follows (in thousands):

				Consolidated
	Americas	EMEA	Other (1)	Total
Three Months Ended June 30, 2007:
Revenues	$113,242	$55,042		$168,284
Depreciation and amortization	$4,930	$1,123		$6,053

Income (loss) from operations	$15,518	$2,160	$(10,209)	$7,469
Other income			652	652
Provision for income taxes			(1,784)	(1,784)

Net income				$6,337

Three Months Ended June 30, 2006:
Revenues	$90,937	$44,284		$135,221
Depreciation and amortization	$4,663	$1,151		$5,814

Income (loss) from operations	$13,324	$1,298	$(8,117)	$6,505
Other income			3,270	3,270
Benefit for income taxes			1,996	1,996

Net income				$11,771

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2007 and 2006
(Unaudited)
Note 10 – Segments and Geographic Information – (continued)

				Consolidated
	Americas	EMEA	Other (1)	Total
Six Months Ended June 30, 2007:
Revenues	$227,205	$109,080		$336,285
Depreciation and amortization	$9,842	$2,191		$12,033

Income (loss) from operations	$35,571	$5,060	$(19,587)	$21,044
Other income			1,529	1,529
Provision for income taxes			(4,437)	(4,437)

Net income				$18,136

Six Months Ended June 30, 2006:
Revenues	$179,209	$87,099		$266,308
Depreciation and amortization	$9,525	$2,353		$11,878

Income (loss) from operations before impairment of long-lived assets	$27,176	$2,374	$(15,978)	$13,572

Impairment of long-lived assets			(382)	(382)

Income from operations				13,190
Other income			4,246	4,246
Benefit for income taxes			234	234

Net income				$17,670

(1)	Other items (including corporate costs, restructuring and impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the six months ended June 30, 2007 and 2006. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2006. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.
During the three and six months ended June 30, 2007 and 2006, the Company had no clients that exceeded ten percent of consolidated revenues.
Note 11 – Stock-Based Compensation
A detailed description of each of the Company’s stock-based compensation plans is provided below, including the 2001 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. Stock-based compensation expense related to these plans, which is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations, was $1.4 million and $2.4 million for the three and six months ended June 30, 2007 and $0.7 million and $1.1 million for the comparable 2006 periods, respectively. The related income tax benefits recognized in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 were $0.2 million and $0.4 million, respectively (none in the 2007 periods). In addition, the Company realized the benefit of tax deductions in excess of recognized tax benefits of $0.5 million and $0.7 million, respectively, from the exercise of stock options in the three and six months ended June 30, 2006 (not material in the 2007 periods). There were no capitalized stock-based compensation costs at June 30, 2007.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2007 and 2006
(Unaudited)
Note 11 – Stock-Based Compensation – (continued)
2001 Equity Incentive Plan— The Company’s 2001 Equity Incentive Plan (the “Plan”), which is shareholder-approved, permits the grant of stock options, stock appreciation rights, restricted stock and other stock-based awards to certain employees of the Company, and certain non-employees who provide services to the Company, for up to 7.0 million shares of common stock, in order to encourage them to remain in the employment of or to diligently provide services to the Company and to increase their interest in the Company’s success.
Stock Options — Options are granted at fair market value on the date of the grant and generally vest over one to four years. All options granted under the Plan expire if not exercised by the tenth anniversary of their grant date. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions. The fair value of the stock option awards is expensed on a straight-line basis over the vesting period of the award. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Exercises and forfeitures are estimated within the valuation model using employee termination and other historical data. The expected term of the stock option awards granted is derived from historical exercise experience under the Plan and represents the period of time that stock option awards granted are expected to be outstanding. No stock options were granted during the three and six months ended June 30, 2007 and 2006.
The following table summarizes stock option activity under the Plan as of June 30, 2007, and changes during the six months then ended:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
Stock Options	(000s)	Price	(in years)	(000s)

Outstanding at January 1, 2007	583	$13.13
Granted	—	—
Exercised	(66)	6.67
Forfeited or expired	(24)	23.33

Outstanding at June 30, 2007	493	$13.49	3.44	$3,013

Vested or expected to vest at June 30, 2007	493	$13.49	3.44	$3,013

Exercisable at June 30, 2007	493	$13.49	3.44	$3,013

There is no intrinsic value for options exercised during the three and six months ended June 30, 2007 and 2006 since the exercise price of the options is the same as the market price of the underlying stock on the date of grant. All options were fully vested as of June 30, 2007 and there is no unrecognized compensation cost related to options granted under the Plan.
The total fair value of stock options vested during the three and six months ended June 30, 2006 was $0.2 million and $0.3 million, respectively, (none in the comparable 2007 periods).
Cash received from stock options exercised under all stock-based compensation plans for the six months ended June 30, 2007 and 2006, was $0.4 million and $1.7 million, respectively. The actual tax benefit realized for the tax deductions from these stock option exercises totaled $0.7 million for the six months ended June 30, 2006 (not material in the comparable 2007 period.)

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2007 and 2006
(Unaudited)
Note 11 – Stock-Based Compensation — (continued)
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
The following table summarizes the assumptions used to estimate the fair value of SARs granted during the six months ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,
	2007	2006
Expected volatility	53%	61%
Weighted-average volatility	53%	61%
Expected dividends	—	—
Expected term (in years)	3.9	3.8
Risk-free rate	4.5%	4.8%

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2007 and 2006
(Unaudited)
Note 11 – Stock-Based Compensation — (continued)
Stock Appreciation Rights- (continued)
The following table summarizes SARs activity under the Plan as of June 30, 2007, and changes during the six months then ended:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
Stock Appreciation Rights	(000s)	Price	(in years)	(000s)

Outstanding at January 1, 2007	126	$—
Granted	121	—
Exercised	—	—
Forfeited or expired	(4)	—

Outstanding at June 30, 2007	243	$—	9.4	$523

Vested or expected to vest at June 30, 2007	243	$—	9.4	$523

Exercisable at June 30, 2007	41	$—	9.0	$150

The weighted-average grant-date fair value of the SARs granted during the six months ended June 30, 2007 was $7.72. No SARs were exercised during the six months ended June 30, 2007.
The following table summarizes the status of nonvested SARs under the Plan as of June 30, 2007, and changes during the six months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Stock Appreciation Rights	(In thousands)	Fair Value

Nonvested at January 1, 2007	126	$7.28
Granted	121	$7.72
Vested	(41)	$7.28
Forfeited	(4)	$7.28

Nonvested at June 30, 2007	202	$7.54

As of June 30, 2007, there was $1.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock appreciation rights granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.3 years. During the six months ended June 30, 2007, 41 thousand SARs vested.
Restricted Shares — The Company’s Board of Directors, at the recommendation of the Committee, approves awards of performance and employment-based restricted shares (“Restricted Shares”) for eligible participants. In some instances, where the issuance of Restricted Shares has adverse tax consequences to the recipient, the Board will instead issue restricted stock units (“RSUs”). The Restricted Shares are shares of the Company’s common stock (or in the case of RSUs, represent an equivalent number of shares of the Company’s common stock) which are issued to the participant subject to (a) restrictions on transfer for a period of time and (b) forfeiture under certain conditions. The performance goals, including revenue growth and income from operations targets, provide a range of vesting possibilities from 0% to 100% and will be measured as of December 31, 2007 for the 2006-2007 performance period, as of December 31, 2008 for the 2006-2008 performance period and as of December 31, 2009 for the 2007-2009 performance period. If the performance conditions are met for the 2006-2007 performance period, for the 2006-2008 performance period and for the 2007-2009 performance period, the shares will vest and all restrictions on the transfer of the Restricted Shares will lapse (or in the case of RSUs, an equivalent number of shares of the

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2007 and 2006
(Unaudited)
Note 11 – Stock-Based Compensation — (continued)
Restricted Shares – (continued)
Company’s common stock will be issued to the recipient) on March 29, 2008, March 29, 2009 and March 16, 2010, respectively. The Company recognizes compensation cost, net of estimated forfeitures, based on the fair value (which approximates the current market price) of the Restricted Shares (and RSUs) on the date of grant ratably over the requisite service period based on the probability of achieving the performance goals. Changes in the probability of achieving the performance goals from period to period will result in corresponding changes in compensation expense. The employment-based restricted shares vest one-third on each of the first thee anniversaries of the date of grant, provided the participant is employed by the Company on such date.
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
The following table summarizes the status of nonvested Restricted Shares under the Plan as of June 30, 2007, and changes during the six months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Restricted Shares	(In thousands)	Fair Value

Nonvested at January 1, 2007	308	$14.92
Granted	228	$16.93
Vested	—	$—
Forfeited	(47)	$16.64

Nonvested at June 30, 2007	489	$15.69

As of June 30, 2007, there was $5.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted shares granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.1 years. None of the restricted shares vested during the six months ended June 30, 2007 and 2006.
Other Awards — The Company’s Board of Directors, at the recommendation of the Committee, approves awards of Common Stock Units (“CSUs”) for eligible participants. A CSU is a bookkeeping entry on the Company’s books that records the equivalent of one share of common stock. If the performance goals described under Restricted Shares in this Note 11 are met, performance-based CSUs will vest on the third anniversary of the grant date. The Company recognizes compensation cost, net of estimated forfeitures, based on the fair value (which approximates the current market price) of the CSUs on the date of grant ratably over the requisite service period based on the probability of achieving the performance goals. Changes in the probability of achieving the performance goals from period to period will result in corresponding changes in compensation expense. The employment-based CSUs vest one-third on each of the first thee anniversaries of the date of grant, provided the participant is employed by the Company on such date. On the date each CSU vests, the participant will become entitled to receive a share of the Company’s common stock and the CSU will be canceled.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2007 and 2006
(Unaudited)
Note 11 – Stock-Based Compensation – (continued)
Other Awards – (continued)
The following table summarizes the status of the nonvested CSUs under the Plan as of June 30, 2007, and changes during the six months then ended:

Weighted
Average
	Shares	Grant-Date
Nonvested Common Stock Units	(In thousands)	Fair Value
Nonvested at January 1, 2007	—	$—
Granted	59	$16.21
Vested	—	$—
Forfeited	—	$—

Nonvested at June 30, 2007	59	$16.21

As of June 30, 2007, there was $0.5 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted under the 2004 Fee Plan. This cost is expected to be recognized over a weighted-average period of 2 years. During the six months ended June 30, 2007 and 2006, no CSUs vested.
Until a CSU vests, the participant has none of the rights of a shareholder with respect to the CSU or the common stock underlying the CSU. CSUs are not transferable.
2004 Non-Employee Director Fee Plan — The Company’s 2004 Non-Employee Director Fee Plan (the “2004 Fee Plan”), which is shareholder-approved, replaced and superseded the 1996 Non-Employee Director Fee Plan (the “1996 Fee Plan”) and was used in lieu of the 2004 Nonemployee Director Stock Option Plan (the “2004 Stock Option Plan”). The 2004 Fee Plan provides that all new non-employee Directors joining the Board receive an initial grant of CSUs on the date the new Director is appointed or elected, the number of which will be determined by dividing a dollar amount to be determined from time to time by the Board (currently set at $30,000) by an amount equal to 110% of the average closing prices of the Company’s common stock for the five trading days prior to the date the new Director is appointed or elected. The initial grant of CSUs will vest in three equal installments, one-third on the date of each of the following three annual shareholders’ meetings. A CSU is a bookkeeping entry on the Company’s books that records the equivalent of one share of common stock. On the date each CSU vests, the Director will become entitled to receive a share of the Company’s common stock and the CSU will be canceled. Until a CSU vests, the Director has none of the rights of a shareholder with respect to the CSU or the common stock underlying the CSU. CSUs are not transferable. The number of shares remaining available for issuance under the 2004 Fee Plan cannot exceed 378 thousand.
Additionally, the 2004 Fee Plan provides that each non-employee Director receives on the day after the annual shareholders’ meeting, an annual retainer for service as a non-employee Director, the amount of which shall be determined from time to time by the Board (currently set at $50,000) to be paid 75% in CSUs and 25% in cash. The number of CSUs to be granted under the 2004 Fee Plan will be determined by dividing the amount of the annual retainer by an amount equal to 105% of the average of the closing prices for the Company’s common stock on the five trading days preceding the award date (the day after the annual meeting). The annual grant of CSUs will vest in two equal installments, one-half on the date of each of the following two annual shareholders’ meetings. There were grants of 18 thousand and 30 thousand CSUs issued under the 2004 Fee Plan during the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007 and 2006, 35 thousand and 46 thousand CSUs vested, respectively.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2007 and 2006
(Unaudited)
Note 11 – Stock-Based Compensation – (continued)
Non-Employee Director Fee Plan – (continued)
The following table summarizes the status of the nonvested CSUs under the 2004 Fee Plan as of June 30, 2007, and changes during the six months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Common Stock Units	(In thousands)	Fair Value
Nonvested at January 1, 2007	48	$12.20
Granted	18	$19.19
Vested	(35)	$10.96
Forfeited	—	$—

Nonvested at June 30, 2007	31	$17.69

Compensation expense for CSUs granted after the adoption of SFAS No. 123R, (SFAS 123R), “Share-Based Payment” on January 1, 2006, is recognized immediately on the date of grant since these grants automatically vest upon termination of a Director’s service, whether by death, retirement, resignation, removal or failure to be reelected at the end of his or her term. However, compensation expense for CSUs granted before adoption of SFAS 123R is recognized over the requisite service period, or “nominal” vesting period of two to three years, in accordance with APB No. 25, “Accounting for Stock Issued to Employees”. Compensation expense related to CSUs granted before adoption of SFAS 123R was less than $0.1 million and $0.1 million, respectively, for the three and six months ended June 30, 2007, and $0.1 million and $0.2 million for the comparable 2006 periods. As of June 30, 2007, there was less than $0.1 million of total unrecognized compensation costs, net of estimated forfeitures, which relates to nonvested CSUs granted under the 2004 Fee Plan before adoption of SFAS 123R. This cost is expected to be recognized over a weighted average period of one year.
Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board of Directors effective December 17, 1998 and amended on March 29, 2006 and May 23, 2006. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president and senior vice presidents and $7,500 per year for vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (See Note 1, Summary of Accounting Policies, under Investments Held in Rabbi Trust.) The Deferred Compensation Plan’s assets totaled $1.3 million and $1.0 million at June 30, 2007 and December 31, 2006, respectively, excluding the Company’s common stock match, while liabilities totaled $1.3 million and $1.0 million, respectively. The Company’s common stock match associated with the Deferred Compensation Plan were recorded in “Treasury stock” and “Additional paid-in capital”, as appropriate, and the liabilities of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2007 and 2006
(Unaudited)
Note 11 – Stock-Based Compensation – (continued)
Deferred Compensation Plan – (continued)
The following table summarizes the status of the nonvested common stock issued under the Deferred Compensation Plan as of June 30, 2007, and changes during the six months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Common Stock	(In thousands)	Fair Value
Nonvested at January 1, 2007	9	$9.15
Granted	4	$18.50
Vested	(6)	$12.45
Forfeited	—	$—

Nonvested at June 30, 2007	7	$11.29

As of June 30, 2007, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of the common stock vested during the six months ended June 30, 2007 was $0.1 million and $0.2 million for the comparable 2006 period.
Cash used to settle the Company’s obligation under the Deferred Compensation Plan was less than $0.1 million for both of the six month periods ended June 30, 2007 and 2006.
Note 12 – Pension Plan
The Company sponsors a non-contributory defined benefit pension plan (the “Pension Plan”) for its employees in the Philippines. The Pension Plan provides defined benefits based on years of service and final salary. All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plan. As of June 30, 2007, the Pension Plan is unfunded.
The following table provides information about net periodic benefit cost for the Pension Plan for the six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$312	$168	$614	$317
Interest cost	75	83	147	156

Net periodic benefit cost	$387	$251	$761	$473

Note 13 – Contingency and Commitments
One of the Company’s European subsidiaries has received several inquiries from a regulatory agency related to privacy claims associated with the alleged inappropriate acquisition of personal bank account information. Several of the inquiries have resulted in sanctions against the Company approximating $0.8 million. In order to appeal the sanctions through the court system, the Company issued a bank guarantee. Management believes that the sanctions made in connection with this matter are without merit, and intends to vigorously pursue the reversal of the proposed sanctions. The Company has recorded these amounts in “Deferred Charges and Other Assets” in the accompanying

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2007 and 2006
(Unaudited)
Note 13 – Contingency and Commitments – (continued)
Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006. The Company has not accrued any amounts related to these claims under SFAS No. 5, “Accounting for Contingencies” because it does not believe that a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to these claims.
In June 2007, the Company entered into an agreement with a telecommunications equipment provider obligating the Company to purchase a minimum of $7.0 million of hardware and software over the next five years, subject to cancellation penalties up to 65% of the unused commitment. The Company expects cash payments to be made ratably over the next five years.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Sykes Enterprises, Incorporated
400 N. Ashley Drive
Tampa, FL 33602
We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of June 30, 2007, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2007 and 2006, of changes in shareholders’ equity for the six-month periods ended June 30, 2007, December 31, 2006, and June 30, 2006, and cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
August 9, 2007

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Results of Operations
The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$168,284	$135,221	$336,285	$266,308
Percentage of revenues	100.0%	100.0%	100.0%	100.0%

Direct salaries and related costs	$110,464	$86,378	$216,335	$169,394
Percentage of revenues	65.6%	63.9%	64.3%	63.6%

General and administrative expenses	$50,351	$42,338	$98,906	$83,342
Percentage of revenues	29.9%	31.3%	29.4%	31.3%

Impairment of long-lived assets	$—	$—	$—	$382
Percentage of revenues	—%	—%	—%	0.1%

Income from operations	$7,469	$6,505	$21,044	$13,190
Percentage of revenues	4.5%	4.8%	6.3%	5.0%
The following table summarizes our revenues, for the periods indicated, by geographic region (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006
Americas	$113,242	67.3%	$90,937	67.3%	$227,205	67.6%	$179,209	67.3%
EMEA	55,042	32.7%	44,284	32.7%	109,080	32.4%	87,099	32.7%

Consolidated	$168,284	100.0%	$135,221	100.0%	$336,285	100.0%	$266,308	100.0%

The following table summarizes the amounts and percentage of revenue for direct salaries and related costs and general and administrative costs for the periods indicated, by geographic region (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006
Direct salaries and related costs:
Americas	$71,853	63.5%	$56,103	61.7%	$140,605	61.8%	$109,434	61.1%
EMEA	38,611	70.1%	30,275	68.4%	75,730	69.4%	59,960	68.8%

Consolidated	$110,464		$86,378		$216,335		$169,394

General and administrative:
Americas	$25,872	22.8%	$21,510	23.7%	$51,030	22.5%	$42,599	23.8%
EMEA	14,270	25.9%	12,711	28.7%	28,289	25.9%	24,765	28.4%
Corporate	10,209		8,117		19,587		15,978

Consolidated	$50,351		$42,338		$98,906		$83,342

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Revenues
For the three months ended June 30, 2007, we recognized consolidated revenues of $168.3 million, an increase of $33.1 million, or 24.5%, from $135.2 million of consolidated revenues for the comparable 2006 period.
On a geographic segmentation basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 67.3%, or $113.3 million, for the three months ended June 30, 2007, compared to 67.3%, or $90.9 million, for the comparable 2006 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 32.7%, or $55.0 million, for the three months ended June 30, 2007, compared to 32.7%, or $44.3 million, for the comparable 2006 period.
The increase in the Americas’ revenue of $22.4 million, or 24.6%, for the three months ended June 30, 2007, compared to the same period in 2006, reflects a broad-based growth in client demand, including new and existing client relationships, primarily within our offshore operations and Canada, as well as a full quarter of revenue generated from our acquired Argentina operations of $8.4 million. New client relationships represented 63.7% of the increase in the Americas’ revenue over the comparable 2006 period, excluding contributions from our Argentina operations mentioned above. Revenues from our offshore operations represented 40.3% of consolidated revenues on 16,500 seats for the three months ended June 30, 2007, compared to 35.6% on 10,900 seats for the comparable 2006 period. The trend of generating more of our revenues in our offshore operations is likely to continue in 2007. While operating margins generated offshore are generally comparable or higher than those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce and costs of functional currency fluctuations in offshore markets.
The increase in EMEA revenues of $10.7 million, or 24.2%, for the three months ended June 30, 2007, compared to the same period in 2006 reflects growth in client demand, including new and existing client relationships partially offset by certain program expirations. New client relationships represented 34.5% of the increase in EMEA’s revenue over the comparable 2006 period. EMEA revenues for the second quarter of 2007 experienced a $3.7 million increase as a result of the strength in the Euro compared to the same period in 2006. Excluding this foreign currency impact, EMEA revenues increased $7.0 million compared with the same period last year.
Direct Salaries and Related Costs
Direct salaries and related costs increased $24.1 million, or 27.9%, to $110.5 million for the three months ended June 30, 2007, from $86.4 million in the comparable 2006 period. This increase included $6.2 million of direct salaries and related costs from our acquired Argentina operations primarily consisting of compensation costs.
As a percentage of revenues, direct salaries and related costs increased to 65.6% for the three months ended June 30, 2007, from 63.9% for the comparable 2006 period. This increase of 1.7% from the comparable 2006 period was attributable to higher salary costs of 1.9%, including training costs associated with the ramp up of business in our offshore markets, and other costs of 0.6%, partially offset by lower telephone costs of 0.5% and lower auto tow claim costs of 0.3% in Canada. Although the strengthened Euro positively impacted revenues, it negatively impacted direct salaries and related costs for the three months ended June 30, 2007 by approximately $2.6 million compared to the same period in 2006.
General and Administrative
General and administrative expenses increased $8.0 million to $50.3 million for the three months ended June 30, 2007, from $42.3 million in the comparable 2006 period. This increase included $2.4 million of general and administrative costs from our acquired Argentina operations.
As a percentage of revenues, general and administrative expenses decreased to 29.9% for the three months ended June 30, 2007 from 31.3% for the comparable 2006 period. This decrease of 1.4% from the comparable 2006 period was primarily attributable to lower depreciation expense of 0.7%, telephone costs of 0.6%,

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
professional fees incurred of 0.4% and insurance costs of 0.2% as a percentage of revenues, partially offset by higher stock-based compensation costs of 0.4% and other costs of 0.1%. Although the strengthening Euro positively impacted revenues, it negatively impacted general and administrative expenses for the three months ended June 30, 2007 by $1.0 million compared to the same period in 2006.
Interest Income
Interest income was $1.4 million for the three months ended June 30, 2007, compared to $2.9 million for the comparable 2006 period. Excluding interest income of $1.7 million on a foreign tax settlement in the 2006 comparable period, interest income increased $0.2 million reflecting higher levels of average interest-bearing investments in cash and cash equivalents earning higher rates of interest income.
Interest (Expense)
Interest expense was $0.2 million for the three months ended June 30, 2007 compared to $0.2 million for the comparable 2006 period.
Income from Rental Operations, Net
We sold our four leased facilities in September 2006; therefore, there is no income from rental operations for the three months ended June 30, 2007. For the comparable 2006 period, income from rental operations, net, related to these leased facilities was $0.4 million.
Other Income (Expense)
Other expense, net, was $0.7 million for the three months ended June 30, 2007 compared to other income, net, of $0.2 million for the comparable 2006 period. The net increase in other expense of $0.9 million was primarily attributable to an increase in foreign currency transaction losses, net of gains. Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in Accumulated Other Comprehensive Income in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.
Provision for Income Taxes
The provision for income taxes of $1.8 million for the three months ended June 30, 2007 was based upon pre-tax book income of $8.1 million, compared to the benefit for income taxes of $2.0 million for the comparable 2006 period based upon pre-tax book income of $9.8 million. The effective tax rate for the three months ended June 30, 2007 was 21.9% compared to an effective tax rate of (20.4)% for the comparable 2006 period. The higher effective tax rate of 21.9% in 2007 was primarily due to FIN 48 adjustments related to interest and penalties, the effects of permanent differences and losses in jurisdictions for which tax benefits cannot be recognized, accompanied by a shift in the mix of earnings within tax jurisdictions and the effects of valuation allowances, foreign withholding and other taxes, and foreign income tax rate differentials. The lower effective tax rate of (20.4)% in 2006 was primarily due to non-recurring tax benefits resulting from the Canadian tax appeals settlement of $3.0 million received in 2006.
Net Income
As a result of the foregoing, we reported income from operations for the three months ended June 30, 2007 of $7.5 million, compared to $6.5 million in the comparable 2006 period. This increase was principally attributable to a $33.1 million increase in revenues partially offset by a $24.1 million increase in direct salaries and related costs and a $8.0 million increase in general and administrative expenses, as previously discussed. The $1.0 million increase in income from operations, offset by a $1.5 million decrease in interest income, a $0.4 million decrease in income from rental operations, net, a $0.8 million increase in other expense, net and a $3.8 million higher tax provision resulted in net income of $6.3 million for the three months ended June 30, 2007, a decrease of $5.5 million compared to the same period in 2006.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Revenues
For the six months ended June 30, 2007, we recognized consolidated revenues of $336.3 million, an increase of $70.0 million, or 26.3%, from $266.3 million of consolidated revenues for the comparable 2006 period.
On a geographic segmentation basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 67.6%, or $227.2 million, for the six months ended June 30, 2007, compared to 67.3%, or $179.2 million, for the comparable 2006 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 32.4%, or $109.1 million, for the six months ended June 30, 2007, compared to 32.7%, or $87.1 million, for the comparable 2006 period.
The increase in the Americas’ revenue of $48.0 million, or 26.8%, for the six months ended June 30, 2007, compared to the same period in 2006, reflects a broad-based growth in client demand, including new and existing client relationships, within our offshore operations and Canada, as well as a full quarter of revenue generated from our acquired Argentina operations of $16.4 million and a $1.4 million performance incentive payment received by our Canadian operations related to our telemedicine program. New client relationships represented 55.7% of the increase in the Americas’ revenue over the comparable 2006 period, excluding contributions from our Argentina operations and the telemedicine performance incentive mentioned above. Revenues from offshore operations represented 40.1% of consolidated revenues on 16,500 seats for the six months ended June 30, 2007, compared to 34.9% on 10,900 seats for the comparable 2006 period. The trend of generating more of our revenues from our offshore operations is likely to continue in 2007. While operating margins generated offshore are generally comparable or higher than those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce and costs of functional currency fluctuations in offshore markets.
The increase in EMEA revenues of $22.0 million, or 25.3%, for the six months ended June 30, 2007, compared to the same period in 2006 reflects growth in client demand, including new and existing client relationships partially offset by certain program expirations. New client relationships represented 25.5% of the increase in the EMEA’s revenue over the comparable 2006 period. EMEA revenues for the six months ended June 30, 2007 experienced an $8.1 million increase as a result of the strength in the Euro compared to the same period in 2006. Excluding this foreign currency impact, EMEA revenues increased $13.9 million compared with the same period last year.
Direct Salaries and Related Costs
Direct salaries and related costs increased $46.9 million, or 27.6%, to $216.3 million for the six months ended June 30, 2007, from $169.4 million in the comparable 2006 period. This increase included $11.5 million of direct salaries and related costs from our acquired Argentina operations primarily consisting of compensation costs.
As a percentage of revenues, direct salaries and related costs increased to 64.3% for the six months ended June 30, 2007, from 63.6% for the comparable 2006 period. Excluding the $1.4 million revenue contribution from Canada mentioned above, as a percentage of revenues, direct salaries and related costs increased to 64.6% for the six months ended June 30, 2007. This increase of 1.0% from the comparable 2006 period was attributable to higher salary costs of 1.5%, including training costs associated with the ramp up of business in our offshore operations, and other costs of 0.5%, partially offset by lower telephone costs of 0.7% and lower auto tow claim costs in Canada of 0.3%. Although the strengthened Euro positively impacted revenues, it negatively impacted direct salaries and related costs for the six months ended June 30, 2007 by approximately $5.6 million compared to the same period in 2006.
General and Administrative
General and administrative expenses increased $15.6 million to $98.9 million for the six months ended June 30, 2007, from $83.3 million in the comparable 2006 period. This increase included $4.7 million of general and administrative costs from our acquired Argentina operations.
As a percentage of revenues, general and administrative expenses decreased to 29.4% for the six months ended June 30, 2007 from 31.3% for the comparable 2006 period. Excluding the $1.4 million revenue contribution

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
from Canada mentioned above, as a percentage of revenues, general and administrative expenses decreased to 29.5% for the six months ended June 30, 2007. This decrease of 1.8% from the comparable 2006 period was primarily attributable to lower depreciation expense of 0.9%, telephone costs of 0.5% and professional fees incurred of 0.3%, insurance costs of 0.2% and other costs of 0.2% as a percentage of revenues, partially offset by higher stock-based compensation costs of 0.3%. Although the strengthening Euro positively impacted revenues, it negatively impacted general and administrative expenses for the six months ended June 30, 2007 by $2.1 million compared to the same period in 2006.
Impairment of Long-lived Assets
There was no impairment charge for the six months ended June 30, 2007. The $0.4 million impairment of long-lived assets for the comparable period in 2006 relates to an asset impairment charge in one of our underutilized European customer contact management centers. This impairment charge represented the amount by which the carrying value of the assets exceeded the estimated fair value of those assets which cannot be redeployed to other locations.
Interest Income
Interest income was $2.8 million for the six months ended June 30, 2007, compared to $3.8 million for the comparable 2006 period. Excluding interest income of $1.7 million on a foreign tax settlement in the 2006 comparable period, interest income increased $0.7 million reflecting higher levels of average interest-bearing investments in cash and cash equivalents earning higher rates of interest income.
Interest (Expense)
Interest expense was $0.3 million for the six months ended June 30, 2007 compared to $0.3 million for the comparable 2006 period.
Income from Rental Operations, Net
We sold our four leased facilities in September 2006; therefore, there is no income from rental operations for the six months ended June 30, 2007. For the comparable 2006 period, income from rental operations, net, related to these leased facilities was $1.0 million.
Other Income (Expense)
Other expense, net, was $1.0 million for the six months ended June 30, 2007 compared to other expense, net, of $0.2 million for the comparable 2006 period. The net increase in other expense of $0.8 million was primarily attributable to an increase in foreign currency transaction losses, net of gains. Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in Accumulated Other Comprehensive Income in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.
Provision for Income Taxes
The provision for income taxes of $4.4 million for the six months ended June 30, 2007 was based upon pre-tax book income of $22.6 million, compared to the benefit for income taxes of $0.2 million for the comparable 2006 period based upon pre-tax book income of $17.4 million. The effective tax rate for the six months ended June 30, 2007 was 19.7% compared to an effective tax rate of (1.3)% for the comparable 2006 period. The higher effective tax rate of 19.7% in 2007 was primarily due to FIN 48 adjustments related to interest and penalties, the effects of permanent differences and losses in jurisdictions for which tax benefits cannot be recognized, accompanied by a shift in the mix of earnings within tax jurisdictions and the effects of valuation allowances, foreign withholding and other taxes, and foreign income tax rate differentials. The lower effective tax rate of (1.3)% was primarily due to non-recurring tax benefits resulting from the Canadian tax appeals settlement of $3.0 million received in 2006.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Net Income
As a result of the foregoing, we reported income from operations for the six months ended June 30, 2007 of $21.1 million, compared to $13.2 million in the comparable 2006 period. This increase was principally attributable to a $70.0 million increase in revenues and a $0.4 million decrease in impairment charges, partially offset by a $46.9 million increase in direct salaries and related costs and a $15.6 million increase in general and administrative expenses, as previously discussed. The $7.9 million increase in income from operations, a $1.0 million decrease in interest income, a $1.0 million decrease in income from rental operations, net, a $0.8 million increase in other expense, net and a $4.6 million higher tax provision resulted in net income of $18.1 million for the six months ended June 30, 2007, an increase of $0.5 million compared to the same period in 2006.
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
On August 5, 2002, the Board of Directors authorized the Company to purchase up to six million shares of our outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the six months ended June 30, 2007, we did not repurchase common shares under the 2002 repurchase program.
During the six months ended June 30, 2007, we generated $22.6 million in cash from operating activities, $1.6 million from the release of restricted cash and received $0.4 million in cash from issuance of stock. Further, we used $14.1 million for capital expenditures, $1.6 million for the settlement of contingencies related to the purchase of Apex, $1.0 million in investments in restricted cash and $0.1 in other investing activities, resulting in a $15.2 million increase in available cash (including the favorable effects of international currency exchange rates on cash of $7.4 million).
Net cash flows provided by operating activities for the six months ended June 30, 2007 were $22.6 million, compared to $20.8 million for the comparable 2006 period. The $1.8 million increase in net cash flows from operating activities was due to a $2.6 million increase in non-cash reconciling items such as deferred income taxes, stock-based compensation, termination costs associated with exit activities, unrealized losses on financial instruments, and a net increase of $0.5 million in net income offset by a net decrease of $1.3 million in cash flows from assets and liabilities. The $1.3 million net change was principally a result of a $5.3 million decrease in deferred revenue and a $0.6 million decrease in other liabilities offset by a $2.2 million increase in other assets, a $1.5 million increase in income taxes payable and a $0.9 million increase in receivables.
Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $14.1 million for the six months ended June 30, 2007, compared to $7.8 million for the comparable 2006 period, an increase of $6.3 million. During the six months ended June 30, 2007, approximately 50% of the capital expenditures were the result of investing in new and existing customer contact management centers, primarily offshore, and 50% was expended primarily for maintenance and systems infrastructure. In 2007, we anticipate capital expenditures in the range of $25.0 million to $30.0 million.
An available source of future cash flows from financing activities is from borrowings under our $50.0 million revolving credit facility (the “Credit Facility”), which amount is subject to certain borrowing limitations. Pursuant to the terms of the Credit Facility which was executed on March 15, 2004 and amended on May 4, 2007, the amount of $50.0 million may be increased up to a maximum of $100.0 million with the prior written consent of the lenders. The Credit Facility includes a $10.0 million swingline subfacility, a $15.0 million letter of credit subfacility and a $40.0 million multi-currency subfacility, not to exceed a total of $50 million availability under the Credit Facility.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The amended Credit Facility eliminates covenant requirements for tangible net worth and quick ratio. The Credit Facility, including the multi-currency subfacility, accrues interest, at our option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 1.25%, as amended. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 1.25%. In addition, a commitment fee of up to 0.25%, as amended is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2010, are secured by a pledge of 65% of the stock of each of our active direct foreign subsidiaries. The Credit Facility prohibits us from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings in the first six months of 2007 and 2006 and no outstanding balances as of June 30, 2007 and December 31, 2006, with $50.0 million availability on the Credit Facility. At June 30, 2007, we were in compliance with all loan requirements of the Credit Facility.
At June 30, 2007, we had $173.8 million in cash, of which approximately 81% or $140.7 million was held in international operations and may be subject to additional taxes if repatriated to the United States.
We believe that our current cash levels, accessible funds under our credit facilities and cash flows from future operations will be adequate to meet anticipated working capital needs, future debt repayment requirements (if any), continued expansion objectives, funding of potential acquisitions, anticipated levels of capital expenditures and contractual obligations for the foreseeable future and stock repurchases.
Off-Balance Sheet Arrangements and Other
At June 30, 2007, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Contractual Obligations
As of June 30, 2007, we had a $9.5 million liability for unrecognized tax benefits and a $2.7 million liability for related interest and penalties. Unrecognized tax benefits of $4.6 million are offset by net operating loss carryforwards which are available to satisfy a portion of this liability. Due to the nature of these liabilities, we are unable to determine the timing of expected cash payments that we may be required to make, if any. With the exception of amounts that are under examination by income tax authorities, for which an estimate cannot be made due to uncertainties, we do not believe it is reasonably possible that the unrecognized tax benefits will significantly change within the next twelve months. For a presentation of contractual obligations as

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
of December 31, 2006, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC.
In June 2007, we entered into an agreement with a telecommunications equipment provider obligating us to purchase a minimum of $7.0 million of hardware and software over the next five years, subject to cancellation penalties up to 65% of the unused commitment. We expect cash payments to be made ratably over the next five years.
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

We recognize revenue from services as the services are performed under a fully executed contractual agreement and record estimated reductions to revenue for contractual penalties and holdbacks for failure to meet specified minimum service levels and other performance based contingencies. Deferred revenue included in current liabilities in the accompanying Condensed Consolidated Balance Sheets includes estimated penalties and holdbacks of approximately $3.1 million and $5.3 million as of June 30, 2007 and December 31, 2006, respectively, for failure to meet specified minimum service levels in certain contracts and other performance based contingencies. Product sales, accounted for within our fulfillment services, are recognized upon shipment to the customer and satisfaction of all obligations.

Revenue from contracts with multiple-deliverables, or related contracts with the same client, is allocated to separate units of accounting based on their relative fair value, if the deliverables in the contract(s) meet the criteria for such treatment. If these criteria are met, revenue from these services is recognized as the services are performed under a fully executed contractual agreement. If these criteria are not met, all of the services are accounted for as a single combined unit of accounting. Revenue is then recognized over the contract period in proportion to the level of service provided on a systematic and rational basis, using the proportional performance method. Revenue recognition is limited to the amount that is not contingent upon delivery of any future product or service or meeting other specified performance conditions.

•	We maintain allowances for doubtful accounts of $2.4 million as of June 30, 2007, or 1.9% of trade receivables, for estimated losses arising from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required which would reduce income from operations.

•	We reduce deferred tax assets by a valuation allowance if, based on the weight of available evidence for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized. The valuation allowance for a particular tax jurisdiction is allocated between current

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
and noncurrent deferred tax assets for that jurisdiction on a pro-rata basis. Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, our estimate of future taxable income and any applicable tax-planning strategies. At December 31, 2006, management determined that a valuation allowance of approximately $35.3 million was necessary to reduce U.S. deferred tax assets by $10.4 million and foreign deferred tax assets by $24.9 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $17.5 million at December 31, 2006 is dependent upon future profitability within each tax jurisdiction. As of June 30, 2007, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax asset will be realized.

•	We review long-lived assets, which had a carrying value of $104.1 million as of June 30, 2007, including goodwill, intangibles and property and equipment, and investment in SHPS, Incorporated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge or loss to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.
Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $2.7 million liability for unrecognized tax benefits, including interest and penalties, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. See Note 8 – Income Taxes for further information.
In May 2007, the FASB issued FASB Staff Position FIN 48-1 (FSP FIN 48-1), “Definition of Settlement in FASB Interpretation No. 48”. FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our financial condition, results of operations or cash flows.
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
In September 2006, the FASB issued SFAS No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in accumulated other comprehensive income). Subsequently, the FASB issued Staff Position No. 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guidance” to amend the illustrations contained in the appendices, of Statements 87, 88, and 106 to require recognition of the funded status of defined benefit postretirement plans in an employer’s statement of financial position. We adopted SFAS 158 on December 31, 2006 which resulted in a $1.0 million non-cash charge to equity, net of deferred taxes and a $1.6 million non-cash increase in total liabilities. See Note 12 – Pension, for further information.

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
For the Quarter Ended June 30, 2007
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
In order to hedge some of the exposure related to the anticipated cash flow requirements denominated in PHP, we entered into non-deliverable forward contracts in 2007 with financial institutions to acquire a total of PHP 7.4 billion through December 2008 at fixed prices of $160.3 million U.S. dollars. As of June 30, 2007, we had net total derivative liabilities associated with these contracts of $1.1 million, which settle within the next 18 months. The fair value of these derivative instruments as of June 30, 2007 is presented in Note 3 of the accompanying Condensed Consolidated Financial Statements. If the U.S. dollar/PHP exchange rate were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding gains or losses in our underlying exposures.
In February 2007, we also entered into a non-deliverable forward contract to purchase PHP 385.3 million at a fixed price of $8.0 million to settle on March 30, 2007. Since this contract was not designated as an accounting hedge, it was accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized in the current period. As a result, we recognized a loss of $30 thousand related to this contract, which is included in “Other income (expense)” in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2007.
Interest Rate Risk
Our exposure to interest rate risk results from variable debt outstanding under our $50.0 million revolving credit facility. During the quarter ended June 30, 2007, we had no debt outstanding under this credit facility; therefore, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would not have had had a material impact on our financial position or results of operations.
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

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2007
Item 4 — Controls and Procedures
As of June 30, 2007, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of June 30, 2007, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2007
Part II – OTHER INFORMATION
Item 1 – Legal Proceedings
One of the Company’s European subsidiaries has received several inquiries from a regulatory agency related to privacy claims associated with the alleged inappropriate acquisition of personal bank account information. Several of the inquiries have resulted in sanctions against the Company approximating $0.8 million. In order to appeal the sanctions through the court system, the Company issued a bank guarantee. Management believes that the sanctions made in connection with this matter are without merit, and intends to vigorously pursue the reversal of the proposed sanctions. The Company has recorded these amounts in “Deferred Charges and Other Assets” in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2007. The Company has not accrued any amounts related to these claims under SFAS No. 5, “Accounting for Contingencies” because it does not believe that a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to these claims.
From time to time, we are involved in legal actions arising in the ordinary course of business. With respect to these matters, we believe that we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.
Item 2 –Unregistered Sales of Equity Securities and Use of Proceeds
Below is a summary of stock repurchases for the quarter ended June 30, 2007 (in thousands, except average price per share). See Note 9, Earnings Per Share, to the Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

				Maximum
			Total Number of	Number Of
			Shares Purchased	Shares That May
		Average	as Part of	Yet Be
	Total Number	Price	Publicly	Purchased
	of Shares	Paid Per	Announced Plans	Under Plans or
Period	Purchased (1)	Share	or Programs	Programs
April 1, 2007 – April 30, 2007	—	—	1,644	1,356
May 1, 2007 – May 31, 2007	—	—	1,644	1,356
June 1, 2007 – June 30, 2007	—	—	1,644	1,356

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3 million with no expiration date.
Item 4 – Submission of Matters to a Vote of Security Holders
a.	The Annual Meeting of Shareholders was held on May 23, 2007

b.	The following members of the Board of Directors were elected to Class II and to serve until the 2010 Annual Meeting and until their successors are elected and qualified:

	For	Withhold
Paul L. Whiting	20,801,198	15,275,286
Mark C. Bozek	35,820,302	256,182
Lt. Gen. Michael P. DeLong (Retired)	35,818,624	257,860
Iain A. Macdonald	35,820,457	256,027

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2007
The following are the members of the Board of Directors whose term of office as a director continued after the meeting:

Furman P. Bodenheimer, Jr.	William J. Meurer
H. Parks Helms	James K. (Jack) Murray, Jr.
James S. MacLeod	Charles E. Sykes
Linda McClintock-Greco, M.D.
c.	The following additional matters were voted upon at the Annual Meeting of Shareholders:
     The proposal to ratify the appointment of independent auditors was approved as follows:

For	Against	Abstain
36,015,232	33,825	27,427
Item 6 – Exhibits
The following documents are filed as an exhibit to this Report:
15	Awareness letter.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2007
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED (Registrant)
Date: August 9, 2007	By:	/s/ W. Michael Kipphut
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