Form 10-Q
period 2007-09-30
SYKES ENTERPRISES INC
filed 2007-11-06
CIK 1010612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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
Yes ☐     No ☑
As of October 19, 2007, there were 40,838,107 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries
INDEX

		Page
		No.
Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets September 30, 2007 and December 31, 2006 (Unaudited)	3

	Condensed Consolidated Statements of Operations Three and nine months ended September 30, 2007 and 2006 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Shareholders’ Equity Nine months ended September 30, 2006, three months ended December 31, 2006 and nine months ended September 30, 2007 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows Nine months ended September 30, 2007 and 2006 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

	Report of Independent Registered Public Accounting Firm	29

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	43

Part II. Other Information

Item 1.	Legal Proceedings	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6.	Exhibits	44

Signature		45
EX-15 AWARENESS LETTER
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$167,026	$158,580
Receivables, net	136,059	115,016
Prepaid expenses and other current assets	24,120	14,666
Short-term investments	17,535	—
Assets held for sale	509	509

Total current assets	345,249	288,771

Property and equipment, net	74,367	66,205
Goodwill, net	22,463	20,422
Intangibles, net	7,000	8,004
Deferred charges and other assets	29,981	32,171

	$479,060	$415,573

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$20,858	$19,270
Accrued employee compensation and benefits	43,855	39,549
Deferred grants related to assets held for sale	332	332
Income taxes payable	3,817	5,445
Deferred revenue	34,168	30,724
Other accrued expenses and current liabilities	9,529	9,555

Total current liabilities	112,559	104,875

Deferred grants	10,097	10,811
Long-term income tax liabilities	5,668	—
Other long-term liabilities	9,389	8,414

Total liabilities	137,713	124,100

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 45,541 and 45,254 shares issued	455	453
Additional paid-in capital	183,266	179,021
Retained earnings	185,736	158,058
Accumulated other comprehensive income	23,844	5,869

	393,301	343,401

Treasury stock at cost: 4,701 shares and 4,703 shares	(51,954)	(51,928)

Total shareholders’ equity	341,347	291,473

	$479,060	$415,573

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except for per share data)	2007	2006	2007	2006
Revenues	$176,122	$149,287	$512,407	$415,595

Operating expenses:
Direct salaries and related costs	110,774	94,016	327,109	263,410
General and administrative	50,466	47,281	149,403	130,609
Net (gain) on disposal of property and equipment	(3)	(13,870)	(34)	(13,856)
Impairment of long-lived assets	—	63	—	445

Total operating expenses	161,237	127,490	476,478	380,608

Income from operations	14,885	21,797	35,929	34,987

Other income (expense):
Interest income	1,614	1,399	4,408	5,175
Interest (expense)	(230)	(187)	(538)	(463)
Income from rental operations, net	—	266	—	1,220
Other income (expense)	(233)	(147)	(1,190)	(355)

Total other income (expense)	1,151	1,331	2,680	5,577

Income before provision for income taxes	16,036	23,128	38,609	40,564
Provision for income taxes	3,780	6,614	8,217	6,380

Net income	$12,256	$16,514	$30,392	$34,184

Net income per share:
Basic	$0.30	$0.41	$0.75	$0.86

Diluted	$0.30	$0.41	$0.75	$0.85

Weighted average shares:
Basic	40,432	40,181	40,360	39,744

Diluted	40,697	40,497	40,624	40,113

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Nine Months Ended September 30, 2006, Three Months Ended December 31, 2006 and
Nine Months Ended September 30, 2007
(Unaudited)

	Common				Accumulated
	Stock		Additional		Other	Deferred
	Shares		Paid-in	Retained	Comprehensive	Stock	Treasury
(In thousands)	Issued	Amount	Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Balance at January 1, 2006	44,009	$440	$165,674	$115,735	$(3,435)	$(355)	$(51,969)	$226,090

Reclassification of deferred stock compensation balance upon adoption of SFAS 123R	—	—	(355)	—	—	355	—	—
Issuance of common stock	660	8	4,328	—	—	—	—	4,336
Stock-based compensation expense	—	—	1,706	—	—	—	—	1,706
Excess tax benefit from stock-based compensation	—	—	56	—	—	—	—	56
Issuance of common stock and restricted stock under equity award plans	315	3	114	—	—	—	41	158
Modification of Deferred Compensation Plan	—	—	142	—	—	—	—	142
Issuance of common stock for business acquisition	270	2	4,399					4,401
Comprehensive income	—	—	—	34,184	6,646	—	—	40,830

Balance at September 30, 2006	45,254	453	176,064	149,919	3,211	—	(51,928)	277,719

Issuance of common stock	—	—	6	—	—	—	—	6
Stock-based compensation expense	—	—	754	—	—	—	—	754
Excess tax benefit from stock- based compensation	—	—	2,299	—	—	—	—	2,299
Modification of Deferred Compensation Plan		—	(102)	—	—	—	—	(102)
Comprehensive income	—	—	—	8,139	3,702	—	—	11,841
Adjustment upon adoption of SFAS 158, net of tax	—	—	—	—	(1,044)	—	—	(1,044)

Balance at December 31, 2006	45,254	453	179,021	158,058	5,869	—	(51,928)	291,473

Adjustment upon adoption of FIN 48	—	—	—	(2,714)	—	—	—	(2,714)
Issuance of common stock	67	1	450	—	—	—	—	451
Stock-based compensation expense	—	—	3,301	—	—	—	—	3,301
Issuance of common stock and restricted stock under equity award plans	195	1	26	—	—	—	(26)	1
Issuance of common stock for business acquisition	25	—	468	—	—	—	—	468
Comprehensive income	—	—	—	30,392	17,975	—	—	48,367

Balance at September 30, 2007	45,541	$455	$183,266	$185,736	$23,844	$—	$(51,954)	$341,347

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2007 and 2006
(Unaudited)

(in thousands)	2007	2006
Cash flows from operating activities:
Net income	$30,392	$34,184
Depreciation and amortization	18,315	18,200
Stock compensation expense	3,301	1,706
Deferred income tax provision (benefit)	(761)	2,849
Net (gain) on disposal of property and equipment	(34)	(13,856)
(Reversals of) termination costs associated with exit activities	(60)	774
Impairment of long-lived assets	—	445
Foreign exchange (gain) on liquidation of foreign entities	(10)	(72)
Bad debt expense (reversals)	137	(135)
Unrealized (gain) on financial instruments, net	(48)	(54)
Changes in assets and liabilities:
Receivables	(12,241)	(16,263)
Prepaid expenses and other current assets	(6,933)	(3,014)
Deferred charges and other assets	982	(2,275)
Accounts payable	508	1,890
Income taxes receivable/payable	710	1,182
Accrued employee compensation and benefits	2,644	1,411
Other accrued expenses and current liabilities	(564)	(1,031)
Deferred revenue	(2,001)	5,722
Other long-term liabilities	876	952

Net cash provided by operating activities	35,213	32,615

Cash flows from investing activities:
Capital expenditures	(22,761)	(11,249)
Proceeds from sale of facilities	—	15,375
Proceeds from sale of property and equipment	80	121
Proceeds from release of restricted cash	1,600	—
Purchase of short-term investments	(17,535)	—
Investment in restricted cash	(393)	(4,776)
Cash paid for business acquisitions, net of cash acquired	(1,600)	(17,364)
Other	(130)	(129)

Net cash used for investing activities	(40,739)	(18,022)

Cash flows from financing activities:
Proceeds from issuance of stock	451	4,336
Proceeds from short-term debt	242	—
Payments on short-term debt	(242)	—
Payments of long-term debt	—	(381)
Excess tax benefit from stock-based compensation	—	56

Net cash provided by financing activities	451	4,011

Effects of exchange rates on cash	13,521	4,458

Net increase in cash and cash equivalents	8,446	23,062
Cash and cash equivalents – beginning	158,580	127,612

Cash and cash equivalents – ending	$167,026	$150,674

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2007 and 2006
(Unaudited)

(in thousands)	2007	2006
Supplemental disclosures of cash flow information:

Cash paid during period for interest	$184	$257
Cash paid during period for income taxes	$8,909	$7,780
See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2007 and 2006
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
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (“SEC”).
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
Short-Term Investments — Short-term investments are investments that are highly liquid, held to maturity according to the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and have terms greater than three months, but less than one year, at the time of acquisition. As of September 30, 2007, the Company had short-term investments of $17.5 million in commercial paper (none as of December 31, 2006) with a remaining maturity of less than one year. Short-term investments are carried at amortized cost which approximates fair value. Therefore, there were no significant unrecognized holding gains or losses.
Investments Held in Rabbi Trust — As more fully described under “Deferred Compensation Plan” in Note 11, securities held in a rabbi trust for a supplemental nonqualified executive retirement program include the fair market value of investments in various mutual funds and shares of the Company’s common stock. The fair market value of

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2007 and 2006
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Investments Held in Rabbi Trust – (continued)
these investments is determined by quoted market prices and is adjusted to the current market price at the end of each reporting period. The investments held in mutual funds, classified as trading securities, had a fair market value of approximately $1.4 million and $1.0 million at September 30, 2007 and December 31, 2006, respectively, and are included in “Prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheets. Net realized and unrealized gains and losses on these investments of $0.1 million and less than $0.1 million for the nine months ended September 30, 2007 and 2006, respectively, are included in “Other income and expense” in the accompanying Condensed Consolidated Statements of Operations. For purposes of determining realized gains and losses, the cost of investments sold is based on specific identification. These investments were comprised of 84% equity securities and 16% debt securities at September 30, 2007 and 79% equity securities and 21% debt securities at December 31, 2006.
During the nine months ended September 30, 2007 and 2006, the Company recorded $0.1 million and less than $0.1 million, respectively, in compensation expense associated with these investments, which is included in “General and administrative” in the accompanying Condensed Consolidated Statements of Operations.
The Company’s common stock match associated with the Deferred Compensation Plan had a carrying value of $0.5 million and $0.4 million at September 30, 2007 and December 31, 2006, respectively, and is included in “Treasury stock” and “Additional paid-in capital” in the accompanying Condensed Consolidated Balance Sheets.
Goodwill — The Company accounts for goodwill and other intangible assets utilizing SFAS No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” According to SFAS 142, goodwill and other intangible assets with indefinite lives must be reviewed at least annually, and more frequently in the presence of certain circumstances, for impairment by applying a fair value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under SFAS 142, the carrying value of assets is calculated at the lowest levels for which there are identifiable cash flows (the “reporting unit”). If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. The Company completed its annual goodwill impairment test during the third quarter of 2007 and determined that the carrying amount of goodwill was not impaired. The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time.
Intangible Assets — Intangible assets, primarily customer relationships, existing technologies and covenants not to compete, are amortized using the straight-line method over their estimated useful lives. The Company periodically evaluates the recoverability of intangible assets and takes into account events or changes in circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. The Company does not have other intangible assets with indefinite lives.
Property and Equipment — The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. During the nine months ended September 30, 2006, based on the Company’s evaluation for impairment, the Company recorded a $0.4 million impairment charge for property and equipment in one of its underutilized European customer contact management centers. This impairment charge represented the amount by which the carrying value of the assets exceeded the estimated fair value of those assets

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2007 and 2006
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Property and Equipment —(continued)
which cannot be redeployed to other locations. Except as noted above, the Company determined that its property and equipment was not impaired as of September 30, 2007.
On September 13, 2006, the Company sold its leased U.S. customer contact management centers located in Palatka, Florida, Pikeville, Kentucky, Ada, Oklahoma, and Manhattan, Kansas to an unrelated third party for cash totaling $14.6 million, net of selling costs, resulting in a net gain of $13.9 million. The net book value of the facilities of $6.3 million and other related assets of $0.5 million were offset by the related deferred grants of $6.1 million. The cost of the neighboring vacant land at these locations of $0.5 million, currently held for sale, is classified as “Assets held for sale” in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006 and the related deferred grants of $0.3 million are shown in current liabilities.
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
All derivatives, including foreign currency forward contracts, are recognized in the balance sheet at fair value. Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions. On the date the derivative contract is entered into, the Company determines whether the derivative contract should be designated as a cash flow hedge. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are recorded in “Accumulated other comprehensive income (loss)”, until the forecasted underlying transactions occur. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction within “Revenues”. Changes in the fair value of the forward contracts attributable to the difference in the spot and forward exchange rates are excluded from the assessment of hedge effectiveness and recognized within “Revenues”. Cash flows from the derivative contracts are classified within “Cash flows from operating activities”. Ineffectiveness is measured based on the change in fair value of the forward contracts due to changes in the spot exchange rate and the present value of expected future cash flows associated with the Company’s forecasted revenues due to the change in the Company’s average foreign currency translation rates. Hedge ineffectiveness is recognized within “Revenues”.
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2007 and 2006
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Foreign Currency and Derivative Instruments – (continued)
hedge or if a forecasted hedge is no longer probable of occurring, the Company discontinues hedge accounting prospectively. At September 30, 2007, all hedges were determined to be highly effective.
The Company also periodically enters into forward contracts that are not designated as hedges. The purpose of these derivative instruments is to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange rates. The Company records changes in the fair value of these derivative instruments within “Revenues”. See Note 3 for further information on financial derivative instruments.
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
In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this standard on its financial condition, results of operations and cash flows.
In September 2006, the FASB issued SFAS No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in accumulated other comprehensive income). Subsequently, the FASB issued Staff Position No. 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guidance” to amend the illustrations contained in the appendices, of Statements 87, 88, and 106 to require recognition of the funded status of defined benefit postretirement plans in an employer’s statement of financial position. The Company adopted SFAS 158 on December 31, 2006, which resulted in a $1.0 million non-cash charge to equity, net of deferred taxes of $0.6 million and a $1.6 million non-cash increase in total liabilities. See Note 12 – Pension Plan, for further information.
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
Nine months ended September 30, 2007 and 2006
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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2007 and 2006
(Unaudited)
Note 2 — Acquisitions and Dispositions — (continued)

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

$30,442

In June 2007, the Company settled the contingency related to the holdback of a portion of the purchase price based upon amounts billed to a major client as amounts billed by Apex to the client reached the established targets. This settlement resulted in a payout of $1.6 million in cash and $0.5 million in common stock from the escrow account and an increase in the recorded amount of goodwill of $2.1 million.
The following unaudited pro forma data summarizes the combined results of operations of Sykes and Apex for all periods presented as if the combination had been consummated on January 1, 2006.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006

Revenues	$149,287	$429,652

Income before provision for income taxes	$23,128	$43,249

Net income	$16,514	$35,925

Net income per diluted share	$0.41	$0.90

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2007 and 2006
(Unaudited)
Note 2 — Acquisitions and Dispositions — (continued)
Amortization expense, related to the purchased intangible assets resulting from acquisitions (other than goodwill), of $0.4 million and $1.1 million for the three and nine months ended September 30, 2007, respectively, is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations. In the comparable periods of 2006, the Company recognized amortization expense of $0.4 million and $0.6 million, respectively. The following table presents the Company’s purchased intangible assets (in thousands) as of September 30, 2007:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Intangibles	Amortization	Intangibles	Period (years)
Customer relationships	$7,588	$1,501	$6,087	8
Trade Name	979	244	735	5
Non-compete agreements	724	651	73	2
Other	271	166	105	3

	$9,562	$2,562	$7,000	7

The following table presents the Company’s purchased intangible assets (in thousands) as of December 31, 2006:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Intangibles	Amortization	Intangibles	Period (years)
Customer relationships	$7,428	$692	$6,736	8
Trade Name	1,008	101	907	5
Non-compete agreements	653	464	189	2
Other	259	87	172	3

	$9,348	$1,344	$8,004	7

The Company’s estimated future amortization expense for the five succeeding years is as follows (in thousands):

Periods Ending December 31,	Amount
2007 (remaining three months)	$354
2008	$1,347
2009	$1,267
2010	$1,240
2011	$1,142
Changes in goodwill, within the America’s segment, consist of the following (in thousands):

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2007 and 2006
(Unaudited)
Note 2 — Acquisitions and Dispositions — (continued)

Amount
Balance at December 31, 2005	$5,918
Acquisition of Apex	14,392
Foreign currency translation	112

Balance at December 31, 2006	20,422
Contingent payment for Apex acquisition	2,068
Foreign currency translation	(27)

Balance at September 30, 2007	$22,463

Note 3 — Financial Derivatives
The Company had derivative assets and liabilities related to outstanding forward contracts, designated as cash flow hedges, maturing within 15 months, consisting primarily of Philippine peso contracts with a notional value of $111.0 million at September 30, 2007. As of September 30, 2007, the Company had $1.9 million of these derivative instruments classified as “Prepaid and other current assets”, $26 thousand as “Deferred charges and other assets”, $33 thousand as “Other accrued expenses and current liabilities” and $45 thousand as “Other long-term liabilities”. A total of $1.9 million of deferred gains on the derivative instruments as of September 30, 2007 were included in “Accumulated other comprehensive income (loss)”, a component of shareholders’ equity. Net gains of $0.9 million and $1.6 million from settled derivative instruments for the three and nine months ended September 30, 2007, respectively, were reclassified from “Accumulated other comprehensive income (loss)” to “Revenues”. The deferred gain expected to be reclassified to “Revenues” from “Accumulated other comprehensive income (loss)” during the next 12 months is $1.7 million. However this amount and other future reclassifications from “Accumulated other comprehensive income (loss)” will fluctuate with movements in the underlying market price of the forward contracts.
During the three and nine months ended September 30, 2007, the Company recognized in “Revenues” a loss of $0.5 million and $1.1 million, respectively, related to changes in the fair value of the forward contracts attributable to the difference in the spot and forward exchange rates, which was excluded from the assessment of hedge effectiveness. In addition, during the three and nine months ended September 30, 2007, the Company recognized gains related to hedge ineffectiveness of $1.3 million and $1.2 million, respectively which was reclassified from “Accumulated other comprehensive income (loss)” to “Revenues”.
During the nine months ended September 30, 2007, we also entered into and settled forward contracts to purchase PHP 385.3 million and CAD 1.1 million at fixed prices of $8.0 million and $1.0 million, respectively. Since these contracts were not designated as accounting hedges, they were accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized in the current period. As a result, we recognized immaterial gains and losses related to these contracts, which are included in “Revenues” in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2007.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2007 and 2006
(Unaudited)
Note 4 — Deferred Revenue
The components of deferred revenue consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Future service	$30,894	$25,403
Estimated penalties and holdbacks	3,274	5,321

	$34,168	$30,724

Note 5 — Accumulated Other Comprehensive Income (Loss)
The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with SFAS No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 establishes rules for the reporting of comprehensive income (loss) and its components.
The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign	Unrealized	Unrealized Gain
	Currency	Actuarial Losses	(Loss) on Cash
	Translation	Related to	Flow Hedging
	Adjustment	Pension Liability	Instruments	Total

Balance at January 1, 2006	$(3,435)	$—	$—	$(3,435)
Pre tax amount	10,396	(1,607)	—	8,789
Tax benefit	—	563	—	563
Reclassification to net income	(48)	—	—	(48)

Balance at December 31, 2006	6,913	(1,044)	—	5,869
Pre tax amount	16,180	(89)	4,629	20,720
Tax benefit	—	—	—	—
Reclassification to net income	(10)	—	(2,735)	(2,745)

Balance at September 30, 2007	$23,083	$(1,133)	$1,894	$23,844

Note 6 — Termination Costs Associated with Exit Activities
On November 3, 2005, the Company committed to a plan (the “Plan”) to reduce its workforce by approximately 200 people in one of its European customer contact management centers in Germany in response to the October 2005 contractual expiration of a technology client program, which previously had generated annual revenues of approximately $12.0 million. The Company has substantially completed the Plan as of September 30, 2007. Total charges related to the Plan were $1.4 million. These charges include approximately $1.2 million for severance and related costs and $0.2 million for other exit costs. The Company ceased using certain property and equipment estimated at $0.2 million, and depreciated these assets over a shortened useful life, which approximated eight months. As a result, the Company recorded additional depreciation of approximately $0.2 million during the nine months ended September 30, 2006. The Company reversed previously accrued termination costs of less than $0.1 million in “Direct salaries and related costs” in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2007 due to a change in estimate. Termination costs of $0.8 million are included in “Direct salaries and related costs” for the nine months ended September 30, 2006. Cash payments related to termination costs made totaled $0.5 million and $0.6 million for the nine months ended September 30, 2007 and 2006, respectively. Termination costs to date approximate $1.2 million as of September 30, 2007 with cash payments to date of $1.2 million.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2007 and 2006
(Unaudited)
Note 7 — Borrowings
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
The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at the Company’s option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 1.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 1.25%. In addition, a commitment fee of up to 0.25% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2010, are secured by a pledge of 65% of the stock of each of the Company’s active direct foreign subsidiaries. The Credit Facility prohibits the Company from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings during the three and nine months ended September 30, 2007, and no outstanding balances as of September 30, 2007 and December 31, 2006, with $50.0 million availability on the Credit Facility.
Note 8 — Income Taxes
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
As of December 31, 2006 prior to the adoption of FIN 48, the Company had a contingent income tax liability of $4.2 million, consisting of amounts for subsidiaries located in both the Americas and EMEA segments that are included in “Income taxes payable” in the accompanying Condensed Consolidated Balance Sheet.
Upon adoption of FIN 48 as of January 1, 2007, the Company had $9.1 million of unrecognized tax benefits (including $4.6 million benefit of net operating loss carryforwards that were previously recognized as deferred tax assets with a full valuation allowance). If the Company recognized these tax benefits, approximately $4.5 million and related interest and penalties would favorably impact the effective tax rate.
As of September 30, 2007, the Company had $4.5 million of unrecognized tax benefits, a net decrease of $4.6 million from $9.1 million as of January 1, 2007. This decrease relates primarily to the recognition of tax benefits as a result of a favorable lower court ruling. This net decrease of $4.6 million had no impact on the effective tax rate as it was offset by a full valuation allowance. Except for $0.2 million of the unrecognized tax benefits as of September 30, 2007, which is under examination by the tax authorities, the Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had $2.6 million and $2.4 million accrued for interest and penalties as of September 30, 2007 and January 1, 2007, the date of adoption of FIN 48, respectively.
The Company files income tax returns in the U.S. and foreign jurisdictions. The following table presents the major tax jurisdictions and tax years that are open as of January 1, 2007 and subject to examination by the respective tax authorities:

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2007 and 2006
(Unaudited)
Note 8 — Income Taxes — (continued)

Tax Jurisdiction	Tax Year Ended

Canada	2002 to present
Costa Rica	2003 to present
Germany	1996 to present
India	2003 to present
Philippines	2003 to present
Scotland	2001 to present
United States	(1997 to 1999)* and 2002 to present

*	These tax years are open to the extent of the Net Operating Loss carryforward amount.
The Company’s effective tax rate was 21.3% and 15.7% for the nine months ended September 30, 2007 and 2006, respectively. The higher effective tax rate of 21.3% in 2007 was primarily due to FIN 48 adjustments related to interest and penalties, the effects of permanent differences and losses in jurisdictions for which tax benefits cannot be recognized, accompanied by a shift in the mix of earnings within tax jurisdictions and the effects of valuation allowances, foreign withholding and other taxes, foreign income tax rate differentials, income tax benefits from tax holiday jurisdictions and non-recurring tax benefits resulting from the Canadian tax appeals settlement of $3.0 million received in 2006. The differences in the Company’s effective tax rate of 21.3% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to tax benefits resulting from additional income earned in tax holiday jurisdictions; accompanied by the effects of valuation allowances, permanent differences, foreign withholding and other taxes, accrued interest and penalties and foreign income tax rate differentials.
Earnings associated with the Company’s investments in its subsidiaries are considered to be permanently invested and no provision for income taxes on those earnings or translation adjustments has been provided. Determination of any unrecognized deferred tax liability for temporary differences related to investments in subsidiaries that are essentially permanent in nature is not practicable.
The Company is currently under examination in the U.S. by the Tennessee Department of Revenue for sales and use taxes and franchise taxes for periods covering 1998 through 2000. This examination is in its final stages with closure anticipated in the fourth quarter. The U.S. Internal Revenue Service completed audits of the Company’s U.S. tax returns for tax years through July 31, 1999 and is currently auditing the tax years ended July 31, 2002, July 31, 2003, December 31, 2003 and December 31, 2004. Certain German subsidiaries of the Company are under examination by the German tax authorities for periods covering 1996 through 2004. Additionally, certain Canadian subsidiaries are under examination by Canadian tax authorities for tax years 2002 through 2003, a Philippine subsidiary is being audited by the Philippine tax authorities for tax years 2003 through 2005, a Netherlands subsidiary has received final results relating to the audit for the tax years 1998 through 2003 with no signifcant findings, Indian tax authorities have issued an assessment for the tax year ended March 31, 2004 and are also examining the tax year ended March 31, 2005, a Chinese subsidiary received results on an audit related to tax years 2005 and 2006 with no significant findings and certain subsidiaries in Scotland are responding to audit inquiries for the 2005 tax year. Additionally, the Treasury department in Costa Rica is reviewing tax holiday agreements for the years 2003 -2007.
Note 9 — Earnings Per Share
Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options, stock appreciation rights, restricted stock, common stock units and shares held in a rabbi trust using the treasury stock method. For the three and nine month periods ended September 30, 2007, the impact of outstanding options to purchase shares of common stock and stock appreciation rights of 0.1 million and 0.1 million, respectively, and 0.1 million and 0.3 million for the comparable 2006 periods were antidilutive and were excluded from the calculation of diluted earnings per share. The numbers of shares used in the earnings per share computations are as follows (in thousands):

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2007 and 2006
(Unaudited)
Note 9 — Earnings Per Share-(continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Basic:
Weighted average common shares outstanding	40,432	40,181	40,360	39,744
Diluted:
Dilutive effect of stock options, stock appreciation rights and common stock units	265	316	264	369

Total weighted average diluted shares outstanding	40,697	40,497	40,624	40,113

On August 5, 2002, the Company’s Board of Directors authorized the Company to purchase up to three million shares of its outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the nine months ended September 30, 2007 and 2006, the Company made no purchases under the 2002 repurchase program.
Note 10 — Segments and Geographic Information
The Company operates within two regions, the “Americas” and “EMEA” which represented 68.5% and 31.5%, respectively, of the Company’s consolidated revenues for the three months ended September 30, 2007 and 67.9% and 32.1%, respectively, of the Company’s consolidated revenues for the nine months ended September 30, 2007. In the comparable 2006 periods, the Americas and EMEA regions represented 69.1% and 30.9%, respectively, of the Company’s consolidated revenues for the three months ended September 30, 2006 and 67.9% and 32.1%, respectively, of the Company’s consolidated revenues for the nine months ended September 30, 2006. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The Company aligns its business into two segments to effectively manage the business and support the customer care needs of every client and to respond to the demands of the Company’s global customers.
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
Information about the Company’s reportable segments for the three and nine months ended September 30, 2007 compared to the corresponding prior year periods, is as follows (in thousands):

				Consolidated
	Americas	EMEA	Other(1)	Total

Three Months Ended September 30, 2007:
Revenues	$120,592	$55,530		$176,122
Depreciation and amortization	$5,178	$1,105		$6,283

Income (loss) from operations	$19,369	$4,671	$(9,155)	$14,885
Other income, net			1,151	1,151
Provision for income taxes			(3,780)	(3,780)

Net income				$12,256

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2007 and 2006
(Unaudited)
Note 10 — Segments and Geographic Information — (continued)

				Consolidated
	Americas	EMEA	Other (1)	Total

Three Months Ended September 30, 2006:
Revenues	$103,184	$46,103		$149,287
Depreciation and amortization	$5,215	$1,107		$6,322

Income (loss) from operations	$29,457	$3,217	$(10,877)	$21,797
Other income, net			1,331	1,331
Provision for income taxes			(6,614)	(6,614)

Net income				$16,514

Nine Months Ended September 30, 2007:
Revenues	$347,797	$164,610		$512,407
Depreciation and amortization	$15,019	$3,296		$18,315

Income (loss) from operations	$54,940	$9,731	$(28,742)	$35,929
Other income, net			2,680	2,680
Provision for income taxes			(8,217)	(8,217)

Net income				$30,392

Nine Months Ended September 30, 2006:
Revenues	$282,393	$133,202		$415,595
Depreciation and amortization	$14,740	$3,460		$18,200

Income (loss)from operations	$56,633	$5,591	$(27,237)	$34,987
Other income, net			5,577	5,577
Provision for income taxes			(6,380)	(6,380)

Net income				$34,184

(1)	Other items (including corporate costs, impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three and nine months ended September 30, 2007 and 2006. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2006. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.
During the three and nine months ended September 30, 2007 and 2006, the Company had no clients that exceeded ten percent of consolidated revenues.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2007 and 2006
(Unaudited)
Note 11 — Stock-Based Compensation
A detailed description of each of the Company’s stock-based compensation plans is provided below, including the 2001 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. Stock-based compensation expense related to these plans, which is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations, was $0.9 million and $3.3 million for the three and nine months ended September 30, 2007 and $0.6 million and $1.7 million for the comparable 2006 periods, respectively. There were no related income tax benefits recognized in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 nor for the comparable 2006 periods. In addition, the Company (reversed) realized the benefit of tax deductions in excess of recognized tax benefits of $(0.6) million and $0.1 million, respectively, from the exercise of stock options in the three and nine months ended September 30, 2006 (not material in the 2007 periods). There were no capitalized stock-based compensation costs at September 30, 2007.
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
Stock Options — Options are granted at fair market value on the date of the grant and generally vest over one to four years. All options granted under the Plan expire if not exercised by the tenth anniversary of their grant date. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions. The fair value of the stock option awards is expensed on a straight-line basis over the vesting period of the award. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Exercises and forfeitures are estimated within the valuation model using employee termination and other historical data. The expected term of the stock option awards granted is derived from historical exercise experience under the Plan and represents the period of time that stock option awards granted are expected to be outstanding. No stock options were granted during the three and nine months ended September 30, 2007 and 2006.
The following table summarizes stock option activity under the Plan as of September 30, 2007, and changes during the nine months then ended:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
Stock Options	(000s)	Price	(in years)	(000s)

Outstanding at January 1, 2007	583	$13.13
Granted	—	—
Exercised	(66)	6.70
Forfeited or expired	(28)	22.87

Outstanding at September 30, 2007	487	$13.45	3.21	$2,065

Vested or expected to vest at September 30, 2007	487	$13.45	3.21	$2,065

Exercisable at September 30, 2007	487	$13.45	3.21	$2,065

There is no intrinsic value for options exercised during the three and nine months ended September 30, 2007 and 2006 since the exercise price of the options is the same as the market price of the underlying stock on the date of grant. All options were fully vested as of September 30, 2007 and there is no unrecognized compensation cost related to options granted under the Plan.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2007 and 2006
(Unaudited)
Note 11 — Stock-Based Compensation — (continued)
Stock Options — (continued)
The total fair value of stock options vested during the three and nine months ended September 30, 2006 was $0.3 million and $0.7 million, respectively, (none in the comparable 2007 periods).
Cash received from stock options exercised under this Plan for the nine months ended September 30, 2007 and 2006, was $0.5 million and $4.3 million, respectively. The actual tax benefit realized for the tax deductions from these stock option exercises totaled $0.1 million for the nine months ended September 30, 2006 (not material in the comparable 2007 period.)
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
The following table summarizes the assumptions used to estimate the fair value of SARs granted during the nine months ended September 30, 2007 and 2006:

	Nine Months Ended
	September 30,
	2007	2006
Expected volatility	53%	61%
Weighted-average volatility	53%	61%
Expected dividends	—	—
Expected term (in years)	3.9	3.8
Risk-free rate	4.5%	4.8%

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2007 and 2006
(Unaudited)
Note 11 — Stock-Based Compensation — (continued)
Stock Appreciation Rights- (continued)
The following table summarizes SARs activity under the Plan as of September 30, 2007, and changes during the nine months then ended:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
Stock Appreciation Rights	(000s)	Price	(in years)	(000s)

Outstanding at January 1, 2007	126	$—
Granted	121	—
Exercised	—	—
Forfeited or expired	(4)	—

Outstanding at September 30, 2007	243	$—	9.0	$523

Vested or expected to vest at September 30, 2007	243	$—	9.0	$523

Exercisable at September 30, 2007	41	$—	8.5	$150

The weighted-average grant-date fair value of the SARs granted during the nine months ended September 30, 2007 was $7.72. No SARs were exercised during the nine months ended September 30, 2007.
The following table summarizes the status of nonvested SARs under the Plan as of September 30, 2007, and changes during the nine months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Stock Appreciation Rights	(In thousands)	Fair Value

Nonvested at January 1, 2007	126	$7.28
Granted	121	$7.72
Vested	(41)	$7.28
Forfeited	(4)	$7.28

Nonvested at September 30, 2007	202	$7.54

As of September 30, 2007, there was $1.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock appreciation rights granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.0 years. During the nine months ended September 30, 2007, 41 thousand SARs vested.
Restricted Shares — The Company’s Board of Directors, at the recommendation of the Committee, approves awards of performance and employment-based restricted shares (“Restricted Shares”) for eligible participants. In some instances, where the issuance of Restricted Shares has adverse tax consequences to the recipient, the Board will instead issue restricted stock units (“RSUs”). The Restricted Shares are shares of the Company’s common stock (or in the case of RSUs, represent an equivalent number of shares of the Company’s common stock) which are issued to the participant subject to (a) restrictions on transfer for a period of time and (b) forfeiture under certain conditions. The performance goals, including revenue growth and income from operations targets, provide a range of vesting possibilities from 0% to 100% and will be measured as of December 31, 2007 for the 2006-2007 performance period, as of December 31, 2008 for the 2006-2008 performance period and as of December 31, 2009 for the 2007-2009 performance period. If the performance conditions are met for the 2006-2007 performance period, for the 2006-2008 performance period and for the 2007-2009 performance period, the shares will vest and all restrictions on

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2007 and 2006
(Unaudited)
Note 11 — Stock-Based Compensation — (continued)
Restricted Shares- (continued)
the transfer of the Restricted Shares will lapse (or in the case of RSUs, an equivalent number of shares of the Company’s common stock will be issued to the recipient) on March 29, 2008, March 29, 2009 and March 16, 2010, respectively. The Company recognizes compensation cost, net of estimated forfeitures, based on the fair value (which approximates the current market price) of the Restricted Shares (and RSUs) on the date of grant ratably over the requisite service period based on the probability of achieving the performance goals. Changes in the probability of achieving the performance goals from period to period will result in corresponding changes in compensation expense. The employment-based restricted shares vest one-third on each of the first three anniversaries of the date of grant, provided the participant is employed by the Company on such date.
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
The following table summarizes the status of nonvested Restricted Shares under the Plan as of September 30, 2007, and changes during the nine months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Restricted Shares	(In thousands)	Fair Value

Nonvested at January 1, 2007	308	$14.92
Granted	228	$16.93
Vested	—	$—
Forfeited	(90)	$17.92

Nonvested at September 30, 2007	446	$15.72

As of September 30, 2007, there was $4.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted shares granted under the Plan. This cost is expected to be recognized over a weighted-average period of 1.9 years. None of the restricted shares vested during the nine months ended September 30, 2007 and 2006.
Other Awards — The Company’s Board of Directors, at the recommendation of the Committee, approves awards of Common Stock Units (“CSUs”) for eligible participants. A CSU is a bookkeeping entry on the Company’s books that records the equivalent of one share of common stock. If the performance goals described under Restricted Shares in this Note 11 are met, performance-based CSUs will vest on the third anniversary of the grant date. The Company recognizes compensation cost, net of estimated forfeitures, based on the fair value (which approximates the current market price) of the CSUs on the date of grant ratably over the requisite service period based on the probability of achieving the performance goals. Changes in the probability of achieving the performance goals from period to period will result in corresponding changes in compensation expense. The employment-based CSUs vest one-third on each of the first three anniversaries of the date of grant, provided the participant is employed by the Company on such date. On the date each CSU vests, the participant will become entitled to receive a share of the Company’s common stock and the CSU will be canceled.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2007 and 2006
(Unaudited)
Note 11 — Stock-Based Compensation — (continued)
Other Awards – (continued)
The following table summarizes CSUs activity under the Plan as of September 30, 2007, and changes during the nine months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Common Stock Units	(In thousands)	Fair Value

Nonvested at January 1, 2007	—	$—
Granted	67	$16.38
Vested	(1)	$16.50
Forfeited	(8)	$17.64

Nonvested at September 30, 2007	58	$16.21

As of September 30, 2007, there was $0.3 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted under the Plan. This cost is expected to be recognized over a weighted-average period of 1.2 years. During the nine months ended September 30, 2007 and 2006, no CSUs vested.
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
Additionally, the 2004 Fee Plan provides that each non-employee Director receives on the day after the annual shareholders’ meeting, an annual retainer for service as a non-employee Director, the amount of which shall be determined from time to time by the Board (currently set at $50,000) to be paid 75% in CSUs and 25% in cash. The number of CSUs to be granted under the 2004 Fee Plan will be determined by dividing the amount of the annual retainer by an amount equal to 105% of the average of the closing prices for the Company’s common stock on the five trading days preceding the award date (the day after the annual meeting). The annual grant of CSUs will vest in two equal installments, one-half on the date of each of the following two annual shareholders’ meetings. There were grants of 18 thousand and 30 thousand CSUs issued under the 2004 Fee Plan during the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 and 2006, 35 thousand and 46 thousand CSUs vested, respectively.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2007 and 2006
(Unaudited)
Note 11 — Stock-Based Compensation — (continued)
Non-Employee Director Fee Plan – (continued)
The following table summarizes the status of the nonvested CSUs under the 2004 Fee Plan as of September 30, 2007, and changes during the nine months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Common Stock Units	(In thousands)	Fair Value

Nonvested at January 1, 2007	48	$12.20
Granted	18	$19.19
Vested	(35)	$10.96
Forfeited	—	$—

Nonvested at September 30, 2007	31	$17.69

Compensation expense for CSUs granted after the adoption of SFAS No. 123R, (SFAS 123R), “Share-Based Payment” on January 1, 2006, is recognized immediately on the date of grant since these grants automatically vest upon termination of a Director’s service, whether by death, retirement, resignation, removal or failure to be reelected at the end of his or her term. However, compensation expense for CSUs granted before adoption of SFAS 123R is recognized over the requisite service period, or “nominal” vesting period of two to three years, in accordance with APB No. 25, “Accounting for Stock Issued to Employees”. Compensation expense related to CSUs granted before adoption of SFAS 123R was $0.1 million for the nine months ended September 30, 2007 (none for the three month period), and $0.1 million and $0.2 million for the three and nine months ended September 30, 2006. As of September 30, 2007, there was no unrecognized compensation cost, net of estimated forfeitures, which relates to nonvested CSUs granted under the 2004 Fee Plan before adoption of SFAS 123R.
Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board of Directors effective December 17, 1998 and amended on March 29, 2006 and May 23, 2006. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president and senior vice presidents and $7,500 per year for vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (See Note 1, Summary of Accounting Policies, under Investments Held in Rabbi Trust.) The Deferred Compensation Plan’s assets totaled $1.4 million and $1.0 million at September 30, 2007 and December 31, 2006, respectively, excluding the Company’s common stock match, while liabilities totaled $1.4 million and $1.0 million, respectively. The Company’s common stock match of $0.5 million and $0.4 million as of September 30, 2007 and December 31, 2006, respectively, was recorded in “Treasury stock” and “Additional paid-in capital”, as appropriate, and the liabilities were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2007 and 2006
(Unaudited)
Note 11 — Stock-Based Compensation — (continued)
Deferred Compensation Plan — (continued)
The following table summarizes the status of the nonvested common stock issued under the Deferred Compensation Plan as of September 30, 2007, and changes during the nine months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Common Stock	(In thousands)	Fair Value

Nonvested at January 1, 2007	9	$9.15
Granted	5	$18.14
Vested	(8)	$12.98
Forfeited	—	$—

Nonvested at September 30, 2007	6	$11.56

As of September 30, 2007, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of the common stock vested during the nine months ended September 30, 2007 was $0.1 million and $0.4 million for the comparable 2006 period.
Cash used to settle the Company’s obligation under the Deferred Compensation Plan was less than $0.1 million for both of the nine month periods ended September 30, 2007 and 2006.
Note 12 — Pension Plan
The Company sponsors a non-contributory defined benefit pension plan (the “Pension Plan”) for its employees in the Philippines. The Pension Plan provides defined benefits based on years of service and final salary. All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plan. As of September 30, 2007, the Pension Plan is unfunded.
The following table provides information about net periodic benefit cost for the Pension Plan for the nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$124	$91	$738	$409
Interest cost	76	45	223	202

Net periodic benefit cost	$200	$136	$961	$611

Note 13 —Commitments and Contingencies
In June 2007, the Company entered into an agreement with a telecommunications equipment provider obligating the Company to purchase a minimum of $7.0 million of hardware and software over the next five years, subject to cancellation penalties up to 65% of the unused commitment. The Company expects cash payments to be made ratably over the next five years.
One of the Company’s European subsidiaries has received several inquiries from a regulatory agency related to privacy claims associated with the alleged inappropriate acquisition of personal bank account information. Several of the inquiries have resulted in sanctions against the Company approximating $0.9 million. In order to appeal the

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2007 and 2006
(Unaudited)
Note 13 —Commitments and Contingencies — (continued)
sanctions through the court system, the Company issued a bank guarantee. Management believes that the sanctions made in connection with this matter are without merit, and intends to vigorously pursue the reversal of the proposed sanctions. The Company has recorded these amounts in “Deferred Charges and Other Assets” in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006. The Company has not accrued any amounts related to these claims under SFAS No. 5, “Accounting for Contingencies” because it does not believe that a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to these claims.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sykes Enterprises, Incorporated
400 N. Ashley Drive
Tampa, FL 33602
We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of September 30, 2007, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2007 and 2006, of changes in shareholders’ equity for the nine-month periods ended September 30, 2007 and 2006 and for the three-month period ended December 31, 2006, and of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
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
November 6, 2007

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Results of Operations
The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$176,122	$149,287	$512,407	$415,595
Percentage of revenues	100.0%	100.0%	100.0%	100.0%

Direct salaries and related costs	$110,774	$94,016	$327,109	$263,410
Percentage of revenues	62.9%	63.0%	63.8%	63.4%

General and administrative expenses	$50,466	$47,281	$149,403	$130,609
Percentage of revenues	28.6%	31.7%	29.2%	31.4%

Net (gain) on disposal of property and equipment	$(3)	$(13,870)	$(34)	$(13,856)
Percentage of revenues	—%	(9.3)%	—%	(3.3)%

Impairment of long-lived assets	$—	$63	$—	$445
Percentage of revenues	—%	—%	—%	0.1%

Income from operations	$14,885	$21,797	$35,929	$34,987
Percentage of revenues	8.5%	14.6%	7.0%	8.4%
The following table summarizes our revenues, for the periods indicated, by geographic region (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006

Americas	$120,592	68.5%	$103,184	69.1%	$347,797	67.9%	$282,393	67.9%
EMEA	55,530	31.5%	46,103	30.9%	164,610	32.1%	133,202	32.1%

Consolidated	$176,122	100.0%	$149,287	100.0%	$512,407	100.0%	$415,595	100.0%

The following table summarizes the amounts and percentage of revenue for direct salaries and related costs and general and administrative costs for the periods indicated, by geographic region (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006

Direct salaries and related costs:
Americas	$73,628	61.1%	$63,289	61.3%	$214,233	61.6%	$172,723	61.2%
EMEA	37,146	66.9%	30,727	66.6%	112,876	68.6%	90,687	68.1%

Consolidated	$110,774		$94,016		$327,109		$263,410

General and administrative:
Americas	$27,597	22.9%	$24,308	23.6%	$78,658	22.6%	$66,893	23.7%
EMEA	13,714	24.7%	12,159	26.4%	42,003	25.5%	36,924	27.7%
Corporate	9,155		10,814		28,742		26,792

Consolidated	$50,466		$47,281		$149,403		$130,609

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Revenues
For the three months ended September 30, 2007, we recognized consolidated revenues of $176.1 million, an increase of $26.8 million, or 17.9%, from $149.3 million of consolidated revenues for the comparable 2006 period.
On a geographic segmentation basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 68.5%, or $120.6 million, for the three months ended September 30, 2007, compared to 69.1%, or $103.2 million, for the comparable 2006 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 31.5%, or $55.5 million, for the three months ended September 30, 2007, compared to 30.9%, or $46.1 million, for the comparable 2006 period.
The increase in the Americas’ revenue of $17.4 million, or 16.9%, for the three months ended September 30, 2007, compared to the same period in 2006, reflects a broad-based growth in client demand, including new and existing client relationships, primarily within our offshore operations and Canada. New client relationships represented 57.6% of the increase in the Americas’ revenue over the comparable 2006 period. Revenues from our offshore operations represented 61.0% of Americas’ revenues on 17,000 seats for the three months ended September 30, 2007, compared to 57.5% on 13,300 seats for the comparable 2006 period. The trend of generating more of our revenues in our offshore operations is likely to continue in 2007. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce and costs of functional currency fluctuations in offshore markets. Americas’ revenues for the three months ended September 30, 2007 included a $1.7 million net gain on foreign currency hedges. Excluding this gain, the Americas’ revenue increased $15.7 million compared with the same period last year.
The increase in EMEA revenues of $9.4 million, or 20.4%, for the three months ended September 30, 2007, compared to the same period in 2006, reflects a broad-based growth in client demand, including new and existing client relationships, partially offset by certain program expirations. New client relationships represented 52.3% of the increase in EMEA’s revenue over the comparable 2006 period. EMEA revenues for the third quarter of 2007 experienced a $4.1 million increase as a result of the strength in the Euro compared to the same period in 2006. Excluding this foreign currency impact, EMEA revenues increased $5.3 million compared with the same period last year.
Direct Salaries and Related Costs
Direct salaries and related costs increased $16.8 million, or 17.8%, to $110.8 million for the three months ended September 30, 2007, from $94.0 million in the comparable 2006 period.
As a percentage of revenues, direct salaries and related costs decreased to 62.9% for the three months ended September 30, 2007, from 63.0% for the comparable 2006 period. This decrease of 0.1% from the comparable 2006 period was attributable to lower telephone costs of 0.3%, lower auto tow claim costs of 0.1% in Canada and other costs of 0.5% partially offset by higher salary costs of 0.8%, including training costs associated with the ramp up of business in our offshore markets. Although the strengthened Euro positively impacted revenues, it negatively impacted direct salaries and related costs for the three months ended September 30, 2007 by approximately $2.7 million compared to the same period in 2006.
General and Administrative
General and administrative expenses increased $3.1 million, or 6.8%, to $50.4 million for the three months ended September 30, 2007, from $47.3 million in the comparable 2006 period.
As a percentage of revenues, general and administrative expenses decreased to 28.6% for the three months ended September 30, 2007, from 31.7% for the comparable 2006 period. This decrease of 3.1% from the comparable 2006 period was primarily attributable to lower charitable contribution costs of 1.3%, legal and professional fees incurred of 1.0%, depreciation expense of 0.7%, lease costs and equipment maintenance of 0.4%, insurance costs of 0.2% as a percentage of revenues, partially offset by higher compensation costs of 0.4% and other costs of 0.1%. Although the strengthening Euro positively impacted revenues, it negatively

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
impacted general and administrative expenses for the three months ended September 30, 2007 by $1.0 million compared to the same period in 2006.
Net Gain on Disposal of Property and Equipment
The net gain on disposal of property and equipment of $3.0 thousand for the three months ended September 30, 2007 compares to a $13.9 million gain on disposal of property and equipment for the three months ended September 30, 2006, which was primarily a result of the sale of four third party leased U.S. customer contact management centers.
Impairment of Long-lived Assets
There was no impairment charge for the three months ended September 30, 2007. In the comparable 2006 period, we recorded an impairment charge of $0.1 million for property and equipment no longer used in our Philippine facilities.
Interest Income
Interest income was $1.6 million for the three months ended September 30, 2007, compared to $1.4 million for the comparable 2006 period reflecting higher levels of average interest-bearing investments in cash and cash equivalents and short-term investments partially offset by lower average rates of interest earned.
Interest Expense
Interest expense was $0.2 million for the three months ended September 30, 2007 compared to $0.2 million for the comparable 2006 period.
Income from Rental Operations, Net
We sold our four U.S. leased facilities in September 2006; therefore, there is no income from rental operations for the three months ended September 30, 2007. For the comparable 2006 period, income from rental operations, net, related to these leased facilities was $0.3 million.
Other Income (Expense)
Other expense, net, was $0.2 million for the three months ended September 30, 2007 compared to other expense, net, of $0.2 million for the comparable 2006 period. Other expense, net primarily consists of foreign currency transaction losses, net of gains. Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in Accumulated Other Comprehensive Income in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.
Provision for Income Taxes
The provision for income taxes of $3.8 million for the three months ended September 30, 2007 was based upon pre-tax book income of $16.0 million, compared to $6.6 million for the comparable 2006 period based upon pre-tax book income of $23.1 million. The effective tax rate for the three months ended September 30, 2007 was 23.6% compared to an effective tax rate of 28.6% for the comparable 2006 period. The 5.0% lower effective tax rate of 23.6% in 2007 was primarily due to the effects of permanent differences and losses in jurisdictions for which tax benefits can be recognized, accompanied by a shift in the mix of earnings within tax jurisdictions and the effects of valuation allowances, foreign withholding and other taxes, and foreign income tax rate differentials.
Net Income
As a result of the foregoing, we reported income from operations for the three months ended September 30, 2007 of $14.9 million, compared to $21.8 million in the comparable 2006 period. This decrease was principally attributable to a $16.8 million increase in direct salaries and related costs, a $3.1 million increase in general and administrative expenses and a $13.9 million decrease in net gain on disposal of property and equipment partially offset by a $26.8 million increase in revenues and a $0.1 million decrease in impairment as previously

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
discussed. The $6.9 million decrease in income from operations, a $0.2 million increase in interest income, offset by a $0.3 million decrease in income from rental operations, net, a $0.1 million increase in other expense, net, and a $2.8 million lower tax provision resulted in net income of $12.3 million for the three months ended September 30, 2007, a decrease of $4.3 million compared to the same period in 2006.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Revenues
For the nine months ended September 30, 2007, we recognized consolidated revenues of $512.4 million, an increase of $96.8 million, or 23.3%, from $415.6 million of consolidated revenues for the comparable 2006 period.
On a geographic segmentation basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 67.9%, or $347.8 million, for the nine months ended September 30, 2007, compared to 67.9%, or $282.4 million, for the comparable 2006 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 32.1%, or $164.6 million, for the nine months ended September 30, 2007, compared to 32.1%, or $133.2 million, for the comparable 2006 period.
The increase in the Americas’ revenue of $65.4 million, or 23.2%, for the nine months ended September 30, 2007, compared to the same period in 2006, reflects a broad-based growth in client demand, including new and existing client relationships, within our offshore operations and Canada, as well as an increase in revenue generated from our Argentina operations acquired in July 2006 of $17.6 million and an increase in revenue from a performance incentive payment of $1.4 million received by our Canadian operations related to our telemedicine program. New client relationships represented 61.7% of the increase in the Americas’ revenue over the comparable 2006 period, excluding contributions from our Argentina operations and the telemedicine performance incentive mentioned above. Revenues from offshore operations represented 60.0% of Americas’ revenues for the nine months ended September 30, 2007, compared to 53.9% for the comparable 2006 period. The trend of generating more of our revenues from our offshore operations is likely to continue in 2007. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce and costs of functional currency fluctuations in offshore markets. Americas’ revenues for the nine months ended September 30, 2007 included a $1.7 million net gain on foreign currency hedges. Excluding this gain, the Americas’ revenue increased $63.7 million compared with the same period last year.
The increase in EMEA revenues of $31.4 million, or 23.6%, for the nine months ended September 30, 2007, compared to the same period in 2006, reflects growth in client demand, including new and existing client relationships, partially offset by certain program expirations. New client relationships represented 34.3% of the increase in the EMEA’s revenue over the comparable 2006 period. EMEA revenues for the nine months ended September 30, 2007 experienced a $12.2 million increase as a result of the strength in the Euro compared to the same period in 2006. Excluding this foreign currency impact, EMEA revenues increased $19.2 million compared with the same period last year.
Direct Salaries and Related Costs
Direct salaries and related costs increased $63.7 million, or 24.2%, to $327.1 million for the nine months ended September 30, 2007, from $263.4 million in the comparable 2006 period. This increase included $13.1 million of direct salaries and related costs from our Argentina operations acquired in July 2006 primarily consisting of compensation costs.
As a percentage of revenues, direct salaries and related costs increased to 63.8% for the nine months ended September 30, 2007, from 63.4% for the comparable 2006 period. Excluding the $1.4 million revenue contribution from Canada mentioned above, as a percentage of revenues, direct salaries and related costs increased to 64.0% for the nine months ended September 30, 2007. This increase of 0.6% from the comparable 2006 period was attributable to higher salary costs of 1.2%, including training costs associated with the ramp up of business in our offshore operations, and other costs of 0.3%, partially offset by lower telephone costs of 0.6% and lower auto tow claim costs in Canada of 0.3%. Although the strengthened Euro positively impacted

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
revenues, it negatively impacted direct salaries and related costs for the nine months ended September 30, 2007 by approximately $8.4 million compared to the same period in 2006.
General and Administrative
General and administrative expenses increased $18.8 million, or 14.4%, to $149.4 million for the nine months ended September 30, 2007, from $130.6 million in the comparable 2006 period. This increase included $5.2 million of general and administrative costs from our Argentina operations acquired in July 2006
As a percentage of revenues, general and administrative expenses decreased to 29.2% for the nine months ended September 30, 2007 from 31.4% for the comparable 2006 period. Excluding the $1.4 million revenue contribution from Canada mentioned above, as a percentage of revenues, general and administrative expenses remain unchanged at 29.2% for the nine months ended September 30, 2007. This decrease of 2.2% from the comparable 2006 period was primarily attributable to lower depreciation expense of 0.8%, charitable contribution of 0.5%, legal and professional fees incurred of 0.5%, lease and equipment maintenance of 0.4%, telephone costs of 0.3% and insurance costs of 0.2% as a percentage of revenues, partially offset by higher stock-based compensation costs of 0.2% and other costs of 0.3%. Although the strengthening Euro positively impacted revenues, it negatively impacted general and administrative expenses for the nine months ended September 30, 2007 by $3.1 million compared to the same period in 2006.
Net Gain on Disposal of Property and Equipment
The net gain on disposal of property and equipment of $34.0 thousand for the nine months ended September 30, 2007 compares to a $13.9 million gain on disposal of property and equipment for the nine months ended September 30, 2006, which was primarily a result of the sale of four third party leased U.S. customer contact management centers.
Impairment of Long-lived Assets
There was no impairment charge for the nine months ended September 30, 2007. The $0.4 million impairment of long-lived assets for the comparable period in 2006 relates to a $0.3 million asset impairment charge in one of our underutilized European customer contact management centers and a $0.1 million charge for property and equipment no longer used in one of our Philippine facilities. This impairment charge represented the amount by which the carrying value of the assets exceeded the estimated fair value of those assets which cannot be redeployed to other locations.
Interest Income
Interest income was $4.4 million for the nine months ended September 30, 2007, compared to $5.2 million for the comparable 2006 period. Excluding interest income of $1.7 million on a foreign tax settlement in the 2006 comparable period, interest income increased $0.9 million reflecting higher levels of average interest-bearing investments in cash and cash equivalents and short-term investments.
Interest Expense
Interest expense was $0.5 million for the nine months ended September 30, 2007 compared to $0.4 million for the comparable 2006 period, an increase of $0.1 million due to short-term debt outstanding during 2007.
Income from Rental Operations, Net
We sold our four U.S. leased facilities in September 2006; therefore, there is no income from rental operations for the nine months ended September 30, 2007. For the comparable 2006 period, income from rental operations, net, related to these leased facilities was $1.2 million.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Other Income (Expense)
Other expense, net, was $1.2 million for the nine months ended September 30, 2007 compared to other expense, net, of $0.4 million for the comparable 2006 period. The net increase in other expense of $0.8 million was primarily attributable to an increase in foreign currency transaction losses, net of gains. Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in Accumulated Other Comprehensive Income in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.
Provision for Income Taxes
The provision for income taxes of $8.2 million for the nine months ended September 30, 2007 was based upon pre-tax book income of $38.6 million, compared to $6.4 million for the comparable 2006 period based upon pre-tax book income of $40.6 million. The effective tax rate for the nine months ended September 30, 2007 was 21.3% compared to an effective tax rate of 15.7% for the comparable 2006 period. The higher effective tax rate of 21.3% in 2007 was primarily due to FIN 48 adjustments related to interest and penalties, the effects of permanent differences and losses in jurisdictions for which tax benefits cannot be recognized, accompanied by a shift in the mix of earnings within tax jurisdictions and the effects of valuation allowances, foreign withholding and other taxes, foreign income tax rate differentials, income tax benefits from tax holiday jurisdictions and non-recurring tax benefits resulting from the Canadian tax appeals settlement of $3.0 million received in 2006.
Net Income
As a result of the foregoing, we reported income from operations for the nine months ended September 30, 2007 of $35.9 million, compared to $35.0 million in the comparable 2006 period. This increase was principally attributable to a $96.8 million increase in revenues and a $0.4 million decrease in impairment charges, partially offset by a $63.7 million increase in direct salaries and related costs, an $18.8 million increase in general and administrative expenses and a $13.8 million decrease in net gain on disposal of property and equipment, as previously discussed. The $0.9 million increase in income from operations, a $0.8 million decrease in interest income, a $1.2 million decrease in income from rental operations, net, a $0.8 million increase in other expense, net, a $0.1 million increase in interest expense and a $1.8 million higher tax provision resulted in net income of $30.4 million for the nine months ended September 30, 2007, a decrease of $3.8 million compared to the same period in 2006.
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
On August 5, 2002, the Board of Directors authorized the Company to purchase up to nine million shares of our outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the nine months ended September 30, 2007, we did not repurchase common shares under the 2002 repurchase program.
During the nine months ended September 30, 2007, we generated $35.2 million in cash from operating activities, $1.6 million from the release of restricted cash, received $0.5 million in cash from issuance of stock and $0.1 million in proceeds on the sale of property and equipment. Further, we used $22.8 million for capital expenditures, purchased $17.5 million in short-term investments, settled contingencies of $1.6 million related to the purchase of Apex, invested $0.4 million in restricted cash and $0.1 million in other investing activities resulting in an $8.5 million increase in available cash (including the favorable effects of international currency exchange rates on cash of $13.5 million).

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Net cash flows provided by operating activities for the nine months ended September 30, 2007 were $35.2 million, compared to $32.6 million for the comparable 2006 period. The $2.6 million increase in net cash flows from operating activities was due to a $11.0 million increase in non-cash reconciling items such as deferred income taxes, stock-based compensation, termination costs associated with exit activities, unrealized gains on financial instruments partially offset by a decrease of $3.8 million in net income and a net decrease of $4.6 million in cash flows from assets and liabilities. The $4.6 million net change was principally a result of a $7.7 million decrease in deferred revenue, a $0.7 million increase in other assets and a $0.4 million decrease in income taxes payable partially offset by a $4.0 million decrease in receivables and a $0.2 million increase in other liabilities.
Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $22.8 million for the nine months ended September 30, 2007, compared to $11.3 million for the comparable 2006 period, an increase of $11.5 million. During the nine months ended September 30, 2007, approximately 49% of the capital expenditures were the result of investing in new and existing customer contact management centers, primarily offshore, and 51% was expended primarily for maintenance and systems infrastructure. In 2007, we anticipate capital expenditures in the range of $27.0 million to $29.0 million.
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
The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at our option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 1.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 1.25%. In addition, a commitment fee of up to 0.25% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2010, are secured by a pledge of 65% of the stock of each of our active direct foreign subsidiaries. The Credit Facility prohibits us from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings in the first nine months of 2007 and 2006 and no outstanding balances as of September 30, 2007 and December 31, 2006, with $50.0 million availability on the Credit Facility. At September 30, 2007, we were in compliance with all loan requirements of the Credit Facility.
At September 30, 2007, we had $167.0 million in cash and cash equivalents, of which approximately 96% or $160.0 million, was held in international operations and may be subject to additional taxes if repatriated to the United States. Additionally, we had $17.5 million invested in short-term investments in the United States at September 30, 2007.
We believe that our current cash levels, accessible funds under our credit facilities and cash flows from future operations will be adequate to meet anticipated working capital needs, future debt repayment requirements (if any), continued expansion objectives, funding of potential acquisitions, anticipated levels of capital expenditures and contractual obligations for the foreseeable future and any stock repurchases.
Off-Balance Sheet Arrangements and Other
At September 30, 2007, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Contractual Obligations
As of September 30, 2007, we had $4.5 million of unrecognized tax benefits, a net decrease of $4.6 million from $9.1 million as of January 1, 2007. The decrease relates primarily to the recognition of tax benefits as a result of a favorable lower court ruling. Except for $0.2 million of the unrecognized tax benefits as of September 30, 2007, which is under examination by the tax authorities, the Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months. In addition, we had a $2.6 million liability for interest and penalties related to unrecognized tax benefits as of September 30, 2007. Due to the nature of these liabilities, we are unable to determine the timing of expected cash payments that we may be required to make, if any. For a presentation of contractual obligations as of December 31, 2006, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC.
In June 2007 we entered into an agreement with a telecommunications equipment provider obligating us to purchase a minimum of $7.0 million of hardware and software over the next five years, subject to cancellation penalties up to 65% of the unused commitment. We expect cash payments to be made ratably over the next five years.
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

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
We recognize revenues from services as the services are performed, which is based on either a per minute, per call or per transaction basis, under a fully executed contractual agreement and record reductions to revenue for contractual penalties and holdbacks for failure to meet specified minimum service levels and other performance based contingencies. Revenue recognition is limited to the amount that is not contingent upon delivery of any future product or service or meeting other specified performance conditions. Deferred revenue included in current liabilities in the accompanying Condensed Consolidated Balance Sheets includes estimated penalties and holdbacks of approximately $3.3 million and $5.3 million as of September 30, 2007 and December 31, 2006, respectively, for failure to meet specified minimum service levels in certain contracts and other performance based contingencies.

Product sales, accounted for within our fulfillment services, are recognized upon shipment to the customer and satisfaction of all obligations.

Revenue from contracts with multiple-deliverables is allocated to separate units of accounting based on their relative fair value, if the deliverables in the contract(s) meet the criteria for such treatment. Certain fulfillment services contracts contain multiple-deliverables. Additionally, the Company has a contract that contains multiple-deliverables for customer contact management services and fulfillment services. Separation criteria include whether a delivered item has value to the customer on a standalone basis, whether there is objective and reliable evidence of the fair value of the undelivered items and, if the arrangement includes a general right of return related to a delivered item, whether delivery of the undelivered item is considered probable and in the Company’s control. Fair value is the price of a deliverable when it is regularly sold on a standalone basis, which generally consists of vendor-specific objective evidence of fair value. If there is no evidence of the fair value for a delivered product or service, revenue is allocated first to the fair value of the undelivered product or service and then the residual revenue is allocated to the delivered product or service. If there is no evidence of the fair value for an undelivered product or service, the contract(s) is accounted for as a single unit of accounting, resulting in delay of revenue recognition for the delivered product or service until the undelivered product or service portion of the contract is complete. The Company recognizes revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding client acceptance are resolved, and there are no client-negotiated refund or return rights affecting the revenue recognized for delivered elements. Once the Company determines the allocation of revenue between deliverable elements, there are no further changes in the revenue allocation. If the separation criteria are met, revenue from these services is recognized as the services are performed under a fully executed contractual agreement. If the separation criteria are not met because there is insufficient evidence to determine fair value of one of the deliverables, all of the services are accounted for as a single combined unit of accounting. For these deliverables with insufficient evidence to determine fair value, revenue is recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate.

•	We maintain allowances for doubtful accounts of $2.6 million as of September 30, 2007, or 1.9% of trade receivables, for estimated losses arising from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required which would reduce income from operations.

•	We reduce deferred tax assets by a valuation allowance if, based on the weight of available evidence for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized. The valuation allowance for a particular tax jurisdiction is allocated between current and noncurrent deferred tax assets for that jurisdiction on a pro-rata basis. Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, our estimate of future taxable income and any applicable tax-planning strategies. At December 31, 2006, management determined that a valuation allowance of approximately $35.3 million was necessary to reduce U.S. deferred tax assets by $10.4 million and foreign deferred tax assets by $24.9 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $17.5 million at December 31, 2006 is dependent upon future profitability within each tax jurisdiction. As of September 30, 2007, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax asset will be realized.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
•	We review long-lived assets, which had a carrying value of $105.9 million as of September 30, 2007, including goodwill, intangibles and property and equipment, and investment in SHPS, Incorporated, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge or loss to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.
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
In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this standard on our financial condition, results of operations and cash flows.
In September 2006, the FASB issued SFAS No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in accumulated other comprehensive income). Subsequently, the FASB issued Staff Position No. 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guidance” to amend the illustrations contained in the appendices, of Statements 87, 88, and 106 to require recognition of the funded status of defined benefit postretirement plans in an employer’s statement of financial position. We adopted SFAS 158 on December 31, 2006 which resulted in a $1.0 million non-cash charge to equity, net of deferred taxes and a $1.6 million non-cash increase in total liabilities. See Note 12 – Pension Plan, for further information.
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
Form 10-Q
For the Quarter Ended September 30, 2007
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
We serve a number of U.S.-based clients using customer contact management center capacity in the Philippines which is within our Americas’ segment. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), which represent a foreign exchange exposure.
In order to hedge approximately 62.2% of our exposure related to the anticipated cash flow requirements denominated in PHP, we had outstanding forward contracts as of September 30, 2007 with counterparties to acquire a total of PHP 5.1 billion through December 2008 at fixed prices of $111.1 million U.S. dollars. As of September 30, 2007, we had net total derivative assets associated with these contracts of $1.9 million, which settle within the next 15 months. The fair value of these derivative instruments as of September 30, 2007 is presented in Note 3 of the accompanying Condensed Consolidated Financial Statements. If the U.S. dollar/PHP exchange rate were to adversely change by 10% from current period-end levels, we would incur a $17.9 million loss on the underlying exposures of the derivative instruments. However, this loss would be partially offset by a corresponding gain of $12.3 million in our underlying exposures.
We evaluate the credit quality of potential counterparties to derivative transactions and only enter into contracts with those considered to have minimal credit risk. We periodically monitor changes to counterparty credit quality as well as our concentration of credit exposure to individual counterparties. We do not use derivative instruments for trading or speculative purposes.
Interest Rate Risk
Our exposure to interest rate risk results from variable debt outstanding under our $50.0 million revolving credit facility. During the quarter ended September 30, 2007, we had no debt outstanding under this credit facility; therefore, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would not have had had a material impact on our financial position or results of operations.
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

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2007
Item 4 — Controls and Procedures
As of September 30, 2007, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of September 30, 2007, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2007
Part II — OTHER INFORMATION
Item 1 — Legal Proceedings
One of the Company’s European subsidiaries has received several inquiries from a regulatory agency related to privacy claims associated with the alleged inappropriate acquisition of personal bank account information. Several of the inquiries have resulted in sanctions against the Company approximating $0.9 million. In order to appeal the sanctions through the court system, the Company issued a bank guarantee. Management believes that the sanctions made in connection with this matter are without merit, and intends to vigorously pursue the reversal of the proposed sanctions. The Company has recorded these amounts in “Deferred Charges and Other Assets” in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2007. The Company has not accrued any amounts related to these claims under SFAS No. 5, “Accounting for Contingencies” because it does not believe that a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to these claims.
From time to time, we are involved in legal actions arising in the ordinary course of business. With respect to these matters, we believe that we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.
Item 2 –Unregistered Sales of Equity Securities and Use of Proceeds
Below is a summary of stock repurchases for the quarter ended September 30, 2007 (in thousands, except average price per share). See Note 9, Earnings Per Share, to the Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

				Maximum
			Total Number of	Number Of
			Shares Purchased	Shares That May
		Average	as Part of	Yet Be
	Total Number	Price	Publicly	Purchased
	of Shares	Paid Per	Announced Plans	Under Plans or
Period	Purchased (1)	Share	or Programs	Programs
July 1, 2007 – July 31, 2007	—	—	1,644	1,356
August 1, 2007 – August 31, 2007	—	—	1,644	1,356
September 1, 2007 – September 30, 2007	—	—	1,644	1,356

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3 million with no expiration date.
Item 6 – Exhibits
The following documents are filed as an exhibit to this Report:

15	Awareness letter.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2007
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED (Registrant)

Date: November 6, 2007	By:	/s/ W. Michael Kipphut
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