Form 10-K
period 2007-12-31
SYKES ENTERPRISES INC
filed 2008-03-13
CIK 1010612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended December 31, 2007
Or

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Transition Period From            To
Commission File Number 0-28274
Sykes Enterprises, Incorporated
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	56-1383460 (IRS Employer Identification No.)

400 N. Ashley Drive, Tampa, Florida (Address of principal executive offices)	33602 (Zip Code)
(813) 274-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock $.01 Par Value	NASDAQ Stock Market, LLC
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
Yes ☑                    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☑
The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant computed by reference to the closing sales price of such shares on the NASDAQ Global Select Market on June 30, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, was $634,389,587.
As of February 22, 2008, there were 41,087,674 outstanding shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the Proxy Statement for the year 2008 Annual Meeting of Shareholders	Part III Items 10—14

PART I
Item 1. Business
General
     Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES,” “our,” “us” or “we”) is a global leader in providing outsourced customer contact management solutions and services in the business process outsourcing (“BPO”) arena. We provide an array of sophisticated customer contact management solutions to a wide range of clients including Fortune 1000 companies, medium sized businesses, and public institutions around the world, primarily in the communications, technology/consumer, financial services, healthcare, and transportation and leisure industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America and Asia Pacific) and EMEA (Europe, Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which includes customer assistance, healthcare and roadside assistance, technical support and product sales to our client’s customers. These services are delivered through multiple communications channels including phone, e-mail, Web and chat. We also provide various enterprise support services in the United States that include services for our client’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including multilingual sales order processing via the Internet and phone, inventory control, product delivery and product returns handling. (See Note 24 to the accompanying Consolidated Financial Statements for information on our segments.) Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers throughout the United States, Canada, Europe, Latin America, Asia and Africa. SYKES delivers cost-effective solutions that enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.
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
Industry Overview
     According to industry analysts at Datamonitor, the outsourced customer contact management solutions market for North America, EMEA, and the rest of the world was estimated at approximately $17.2 billion, $9.8 billion and $10.7 billion in 2007, respectively. We believe that growth for outsourced customer contact management solutions and services will be fueled by the trend of global Fortune 1000 companies and medium sized businesses turning to outsourcers to provide high quality, cost-effective, value added customer contact management solutions. Businesses continue to move toward integrated solutions that consist of a combination of support from our onshore markets in the United States, Canada and Europe and offshore markets in the Asia Pacific Rim and Latin America.
     In today’s ever-changing marketplace, companies require innovative customer contact management solutions that allow them to enhance the end user’s experience with their products and services, strengthen and enhance their company brands, maximize the lifetime value of their customers, efficiently and effectively deliver human interaction when customers value it most, and deploy best in-class customer management strategies, processes and technologies.
     Global competition, pricing pressures, softness in the global economy and rapid changes in technology continue to make it difficult for companies to cost effectively maintain the in-house personnel necessary to handle all their customer contact management needs. As a result, companies are increasingly turning to outsourcers to perform specialized functions and services in the customer contact management arena. By working in a partnership with outsourcers, companies can ensure that the crucial task of retaining and growing their customer base is addressed.

     Companies outsource customer contact management solutions for various reasons, including the need to focus on core competencies, to drive service excellence and execution, to achieve cost savings, to scale and grow geographies and niche markets, and to efficiently allocate capital within their organizations.
     To address these needs, SYKES offers global customer contact management solutions that focus on proactively identifying and solving our clients’ business challenges. We provide consistent high-value support for our clients’ customers across the globe in a multitude of languages, leveraging our dynamic, secure communications infrastructure and our global footprint that reaches across 18 countries. This global footprint includes established operations in both onshore and offshore geographic markets where companies have access to high quality customer contact management solutions at lower costs compared to other markets.
Business Strategy
     Our goal is to proactively provide enhanced and value added customer contact management solutions and services, acting as a partner in our client’s business. We anticipate trends and deliver new ways of growing our clients’ customer satisfaction and retention rates, thus profit, through timely, insightful and proven solutions.
     Our business strategy encompasses building long-term client relationships, capitalizing on our expert worldwide response team, leveraging our depth of relevant experience and expanding both organically and through acquisitions. The principles of this strategy include the following:
     Build Long-term Client Relationships Through Operational Excellence. We believe that providing high-value, high-quality service is critical in our clients’ decisions to outsource and in building long-term relationships with our clients. To ensure service excellence and consistency across each of our centers globally, we leverage a portfolio of techniques including SYKES Standard of Excellence (“SSE”). This standard is a compilation of more than 30 years of experience and best practices. Every customer contact management center strives to meet or exceed the standard, which address leadership, hiring and training, performance management down to the agent level, forecasting and scheduling, and the client relationship including continuous improvement, disaster recovery plans and feedback.
     Capitalize on our Worldwide Response Team. Companies are demanding a customer contact management solution that is global in nature — one of our key strengths. In addition to our network of customer contact management centers throughout North America and Europe, we continue to develop our global delivery model with operations in the Philippines, The Peoples Republic of China, Costa Rica, El Salvador and Argentina, offering our clients a secure, high quality solution tailored to the needs of their diverse and global markets.
     Maintain a Competitive Advantage Through Technology Solutions. For more than 30 years, SYKES has been an innovative pioneer in delivering customer contact management solutions. We seek to maintain a competitive advantage and differentiation by utilizing technology to consistently deliver innovative service solutions, ultimately enhancing the client’s relationship with its customers and generating revenue growth. This includes knowledge solutions for agents and end customers, automatic call distributors, intelligent call routing and workforce management capabilities based on agent skill and availability, call tracking software, quality management systems and computer-telephony integration (“CTI”). CTI enables our customer contact management centers to serve as transparent extensions for our clients, receive telephone calls and data directly from our clients’ systems, and report detailed information concerning the status and results of our services on a daily basis.
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
     We are also continuing to capitalize on sophisticated technological capabilities, including our current digital private network that provides us the ability to manage call volumes more efficiently by load balancing calls and data between customer contact management centers over the same network. Our converged voice and data digital communications network provides a high-quality, fault tolerant global network for the transport of Voice Over Internet Protocol communications and fully integrates with emergent Internet Protocol telephony systems as well as traditional Time Domain Multiplexing telephony systems. Our flexible, secure and scalable network infrastructure allows us to rapidly respond to changes in client voice and data traffic and quickly establish support operations for new and existing clients.

     Continue to Grow Our Business Organically and through Acquisitions. We have grown our customer contact management outsourcing operations utilizing a strategy of both internal organic growth and external acquisitions. This strategy has resulted in an increase from three U.S. customer contact management centers in 1994 to 42 customer contact management centers worldwide as of the end of 2007. Given the fragmented nature of the customer contact management industry, there may be other companies that could bring us certain complementary competencies. Acquisition candidates that can, among other competencies, expand our service offerings, broaden our geographic footprint, allow us access to new technology and are synergistic in nature will be given consideration. We have and will continue to explore these options upon identification of strategic opportunities.
Growth Strategy
     Applying the key principles of our business strategy, we execute our growth strategy by focusing on increasing capacity utilization rates and adding seat capacity, broadening our global delivery footprint, increasing share of seats within existing and new clients, diversifying verticals and expanding service lines, advancing horizontal service offerings and add-on enhancements and continuing to focus on expanding markets.
     Increasing Capacity Utilization Rates and Adding Seat Capacity. The key driver of our revenues is increasing capacity utilization rate in conjunction with seat capacity additions. We exited 2007 with a capacity utilization rate of approximately 78% even as we increased our capacity by approximately 3,800 seats. We plan to sustain our focus on increasing the capacity utilization rate further while adding seat capacity as deemed necessary.
     Broadening Global Delivery Footprint. Just as increased capacity utilization rates and increased seat capacity are key drivers of our revenues, where we deploy the seat capacity geographically is also important. By broadening and continuously strengthening our global delivery footprint, we are able to meet both our existing and new clients’ customer contact management needs globally as they enter new markets.
     Increasing Share of Seats within Existing Clients and Penetrating New Clients. We provide customer contact management support to over 100 multinational companies. With this client list, we have the opportunity to grow our share of SYKES’ client base. We strive to achieve this by winning a greater share of our clients’ in-house seats as well as gain share from our competitors by providing consistently high quality of service. In addition as we further leverage our knowledge of verticals and business lines, we plan to penetrate new clients as a way to broaden our base of growth.
     Diversifying Verticals and Expanding Service Lines. To mitigate the impact of economic and product cycles on our growth rate, we continue to seek ways to diversify into verticals and service lines that have countercyclical features and healthy growth rates. We are targeting the following verticals for growth: communications, financial services, technology, healthcare and travel and transportation. These verticals cover various business lines, including wireless services, broadband, retail banking, credit card/consumer fraud protection, content moderation, telemedicine and travel portals.
     Advancing Horizontal Service Offerings and Add-On Enhancements. To improve both revenue and margin expansion, we will continue to introduce new service offerings and add-on enhancements. Bi-lingual customer support offering and back office services are examples of horizontal service offerings, while data analytics and process improvement products are examples of add-on enhancements.
     Continuing to Focus on Expanding Markets. As part of our growth strategy, we continually seek to expand the number of markets we serve. The United States, Canada and Germany, for instance, are markets, which are served by either in-country or from offshore regions, or a combination thereof. We currently serve 15 markets and thus continually seek ways to broaden the addressable market for SYKES’ customer contact management services.
Services
     We specialize in providing inbound outsourced customer contact management solutions in the BPO arena on a global basis. Our customer contact management services are provided through two operating segments — the Americas and EMEA. The Americas region, representing 68.0% of consolidated revenues in 2007, includes the United States, Canada, Latin America and Asia Pacific. The sites within Latin America and Asia Pacific are included in the Americas region as they provide a significant service delivery vehicle for U.S. based companies that are utilizing our customer contact management solutions in these locations to support their customer care needs. The

EMEA region, representing 32.0 % of consolidated revenues in 2007, includes Europe, the Middle East and Africa. For further information about segments, see Note 24, Segments and Geographic Information, to the Consolidated Financial Statements. The following is a description of our customer contact management solutions:
     Outsourced Customer Contact Management Services. Our outsourced customer contact management services represented approximately 96% of total 2007 consolidated revenues. Each year we handle over 200 million customer contacts including phone, e-mail, Web and chat throughout the Americas and EMEA regions. We provide these services utilizing our advanced technology infrastructure, human resource management skills and industry experience. These services include:
•	Customer care — Customer care contacts primarily include product information requests, describing product features, activating customer accounts, resolving complaints, handling billing inquiries, changing addresses, claims handling, ordering/reservations, prequalification and warranty management, providing health information and roadside assistance;

•	Technical support — Technical support contacts primarily include handling inquiries regarding hardware, software, communications services, communications equipment, Internet access technology and Internet portal usage; and

•	Acquisition — Our acquisition services are primarily focused on inbound up-selling of our client’s products and services.
     We provide these services, primarily inbound customer calls, through our extensive global network of customer contact management centers in a multitude of languages. Our technology infrastructure and managed service solutions allow for effective distribution of calls to one or more centers. These technology offerings provide our clients and us with the leading edge tools needed to maximize quality and customer satisfaction while controlling and minimizing costs.
     Fulfillment Services. In Europe, we offer fulfillment services that are integrated with our customer care and technical support services. Our fulfillment solutions include multilingual sales order processing via the Internet and phone, payment processing, inventory control, product delivery and product returns handling.
     Enterprise Support Services. In the United States, we provide a range of enterprise support services including technical staffing services and outsourced corporate help desk solutions.
Operations
     Customer Contact Management Centers. We operate across 18 countries and 42 customer contact management centers, which breakdown as follows: 18 centers across Europe and South Africa, eight centers in the United States, one center in Canada and 15 centers offshore, including The Peoples Republic of China, the Philippines, Costa Rica, El Salvador and Argentina.
     In an effort to stay ahead of industry off-shoring trends, we opened our first customer contact management centers in the Philippines and Costa Rica over nine years ago. Over the past nine years, through 2007, we have expanded beyond centers in the Philippines, Costa Rica, and into centers in The People’s Republic of China, El Salvador and Argentina.
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
Quality Assurance
     We believe that providing consistent high quality service is critical in our clients’ decisions to outsource and in building long-term relationships with our clients. It is also our belief and commitment that quality is the responsibility of each individual at every level of the organization. To ensure service excellence and continuity across our organization, we have developed an integrated Quality Assurance program consisting of three major components:
•	The certification of client accounts and customer contact management centers to the SSE and Site of Excellence programs;
•	The application of continuous improvement through application of our Data Analytics and Six Sigma techniques; and
•	The application of process audits to all work procedures.
     The SSE program is a quality certification standard that was developed based on our more than 30 years of experience, and best practices from industry standards such as the Malcolm Baldridge National Quality Award and COPC. It specifies the requirements that must be met in each of our customer contact management centers including measured performance against our standard operating procedures. It has a well-defined auditing process that ensures compliance with the SSE standards. Our focus is on quality, predictability and consistency over time, not just point in time certification.
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
Sales and Marketing
     Our sales and marketing objective is to leverage our expertise and global presence to develop long-term relationships with existing and future clients. Our customer contact management solutions have been developed to help our clients acquire, retain and increase the value of their customer relationships. Our plans for increasing our visibility include market focused advertising, consultative personal visits, participation in market specific trade shows and seminars, speaking engagements, articles and white papers, and our website.
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
Clients
     In 2007, we provided service to hundreds of clients from our locations in the United States, Canada, Latin America, Europe, the Philippines, The Peoples Republic of China, India and South Africa. These clients are Fortune 1000 corporations, medium sized businesses and public institutions, which span the communications, technology/consumer, financial services, healthcare, and transportation and leisure industries. Revenue by vertical market for 2007, as a percentage of our consolidated revenues, was 32% for communications, 31% for technology/consumer, 13% for financial services, 8% for healthcare, 7% for transportation and leisure, and 9% for all other vertical markets, including government-related and utilities. We believe our globally recognized client base presents opportunities for further cross marketing of our services.
     Although no client represented 10% or more of 2007 consolidated revenues, our top ten clients accounted for approximately 38% of our consolidated revenues in 2007, a decrease from 42% in 2006. The loss of (or the failure to retain a significant amount of business with) any of our key clients could have a material adverse effect on our performance. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of our services under our contracts without penalty.
Competition
     The industry in which we operate is global, therefore highly fragmented and extremely competitive. While many companies provide customer contact management solutions and services, we believe no one company is dominant in the industry.
     In most cases, our principal competition stems from our existing and potential clients’ in-house customer contact management operations. When it is not the in-house operations of a client, our public and private direct competition includes TeleTech, Sitel, APAC Customer Services, ICT Group, Convergys, West Corporation, Stream, PeopleSupport, Sutherland, 24/7 Customer, vCustomer, eTelecare, Atento, Teleperformance, and NCO Group as well as the customer care arm of such companies as Accenture, Wipro, Infosys EDS and IBM. There are other numerous and varied providers of such services, including firms specializing in various CRM consulting, other customer management solutions providers — niche or large market companies, as well as product distribution companies that provide fulfillment services. Some of these companies possess substantially greater resources, greater name recognition and a more established customer base than SYKES.
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
Intellectual Property
     We own and/or have applied to register numerous trademarks and service marks in the United States and in many additional countries throughout the world. Our registered trademarks and service marks include Sykes®, REAL PEOPLE. REAL SOLUTIONS.®, Science of Service®, ClearCall® and Sykes Answerteam®. The duration of trademark registrations varies from country to country, but may generally be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

Employees
     At January 31, 2008, we had approximately 29,560 employees worldwide, consisting of 27,220 customer contact agents handling technical and customer support inquiries at our centers, 2,100 in management, administration, information technology, finance and sales and marketing, 100 in enterprise support services, and 140 in fulfillment services. Our employees, with the exception of approximately 700 employees in Argentina and various European countries, are not union members and we have never suffered a material interruption of business as a result of a labor dispute. We consider our relations with our employees to be good.
     We employ personnel through a continually updated recruiting network. This network includes a seasoned team of recruiters, competency-based selection standards and global best practice sharing for advertising and sourcing qualified candidates through proven recruiting techniques. However, demand for qualified professionals with the required language and technical skills may exceed supply, as new skills are needed to keep pace with the requirements of customer engagements. Competition for such personnel is intense and employee turnover in this industry is high.
Executive Officers
     The following table provides the names and ages of our executive officers, and the positions and offices currently held by each of them:

Name	Age	Principal Position

Charles E. Sykes	45	President and Chief Executive Officer
W. Michael Kipphut	54	Senior Vice President and Chief Financial Officer
James C. Hobby	57	Senior Vice President, Global Operations
Jenna R. Nelson	44	Senior Vice President, Human Resources
Daniel L. Hernandez	41	Senior Vice President, Global Strategy
David L. Pearson	49	Senior Vice President and Chief Information Officer
Lawrence R. Zingale	52	Senior Vice President, Global Sales and Client Management
James T. Holder	49	Senior Vice President, General Counsel and Corporate Secretary
William N. Rocktoff	45	Vice President and Corporate Controller

     Charles E. Sykes joined SYKES in 1986 and was named President and Chief Executive Officer in August 2004. From July 2003 to August 2004, Mr. Sykes was the Chief Operating Officer. From March 2000 to June 2001, Mr. Sykes was Senior Vice President, Marketing, and in June 2001, he was appointed to the position of General Manager, Senior Vice President — the Americas. From December 1996 to March 2000, he served as Vice President, Sales, and held the position of Regional Manager of the Midwest Region for Professional Services from 1992 until 1996.
     W. Michael Kipphut, C.P.A., joined SYKES in March 2000 as Vice President and Chief Financial Officer and was named Senior Vice President and Chief Financial officer in June 2001. From September 1998 to February 2000, Mr. Kipphut held the position of Vice President and Chief Financial Officer for USA Floral Products, Inc., a publicly-held, worldwide, perishable products distributor. From September 1994 until September 1998, Mr. Kipphut held the position of Vice President and Treasurer for Spalding & Evenflo Companies, Inc., a global manufacturer of consumer products. Previously, Mr. Kipphut held various financial positions, including Vice President and Treasurer, in his 17 years at Tyler Corporation, a publicly-held, diversified holding company.
     James C. Hobby joined SYKES in August 2003 as Senior Vice President, the Americas, overseeing the daily operations, administration and development of SYKES’ customer care and enterprise support operations throughout North America, Latin America, the Asia Pacific Rim and India, and was named Senior Vice President, Global Operations, in January 2005. Prior to joining SYKES, Mr. Hobby held several positions at Gateway, Inc., most recently serving as President of Consumer Customer Care since August 1999. From January 1999 to August 1999, Mr. Hobby served as Vice President of European Customer Care for Gateway, Inc. From January 1996 to January 1999, Mr. Hobby served as the Vice President of European Customer Service Centers at American Express. Prior to January 1996, Mr. Hobby held various senior management positions in customer care at FedEx Corporation since 1983, mostly recently serving as Managing Director, European Customer Service Operations.
     Jenna R. Nelson joined SYKES in August 1993 and was named Senior Vice President, Human Resources, in July 2001. From January 2001 until July 2001, Ms. Nelson held the position of Vice President, Human Resources. In August 1998, Ms. Nelson was appointed Vice President, Human Resources, and held the position of Director, Human Resources and Administration, from August 1996 to July 1998. From August 1993 until July 1996, Ms. Nelson served in various management positions within SYKES, including Director of Administration.
     Daniel L. Hernandez joined SYKES in October 2003 as Senior Vice President, Global Strategy overseeing marketing, public relations, operational strategy and corporate development efforts worldwide. Prior to joining SYKES, Mr. Hernandez served as President and CEO of SBC Internet Services, a division of SBC Communications Inc., since March 2000. From February 1998 to March 2000, Mr. Hernandez held the position of Vice President/General Manager, Internet and System Operations, at Ameritech Interactive Media Services. Prior to February 1998, Mr. Hernandez held various management positions at US West Communications since joining the telecommunications provider in 1990.
     David L. Pearson joined SYKES in February 1997 as Vice President, Engineering, and was named Vice President, Technology Systems Management, in 2000 and Senior Vice President and Chief Information Officer in August 2004. Prior to SYKES, Mr. Pearson held various engineering and technical management roles over a fifteen year period, including eight years at Compaq Computer Corporation and five years at Texas Instruments.
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

     William N. Rocktoff, C.P.A., joined SYKES in August 1997 as Corporate Controller and was named Treasurer and Corporate Controller in December 1999 and Vice President and Corporate Controller in March 2002. From November 1989 to August 1997, Mr. Rocktoff held various financial positions, including Corporate Controller, at Kimmins Corporation, a publicly-held contracting company.
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
Dependence on Key Clients
     We derive a substantial portion of our revenues from a few key clients. Although no client represented 10% or more of 2007 consolidated revenues, our top ten clients accounted for approximately 38% of our consolidated revenues in 2007. The loss of (or the failure to retain a significant amount of business with) any of our key clients could have a material adverse effect on our business, financial condition and results of operations. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short-term notice. Also, clients may unilaterally reduce their use of our services under these contracts without penalty. Thus, our contracts with our clients do not ensure that we will generate a minimum level of revenues.
Risks Associated With International Operations and Expansion
     We intend to continue to pursue growth opportunities in markets outside the United States. At December 31, 2007, our international operations in EMEA and the Asia Pacific Rim were conducted from 26 customer contact management centers located in Sweden, the Netherlands, Finland, Germany, South Africa, Scotland, Ireland, Italy, Hungary, Slovakia, Spain, The Peoples Republic of China and the Philippines. Revenues from these international operations for the years ended December 31, 2007, 2006, and 2005, were 56%, 52%, and 57% of consolidated revenues, respectively. We also conduct business from eight customer contact management centers located in Argentina, Canada, Costa Rica and El Salvador. International operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, tariffs and taxes, import/export license requirements, the imposition of trade barriers, difficulties in staffing and managing international operations, political uncertainties, longer payment cycles, foreign exchange restrictions that could limit the repatriation of earnings, possible greater difficulties in accounts receivable collection, economic instability as well as political and country-specific risks. Additionally, we have been granted tax holidays in the Philippines, El Salvador, India and Costa Rica, which expire at varying dates from 2008 through 2018. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will renew them. This could potentially result in adverse tax consequences. In 2006,

Costa Rican tax holiday benefits were extended through the year 2018. Any one or more of these factors could have an adverse effect on our international operations and, consequently, on our business, financial condition and results of operations.
     As of December 31, 2007, we had cash balances of approximately $166.4 million held in international operations, which may be subject to additional taxes if repatriated to the United States.
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
Fundamental Shift Toward Global Service Delivery Markets
     Clients continue to require blended delivery models using a combination of onshore and offshore support. Our offshore delivery locations include The Peoples Republic of China, the Philippines, Costa Rica, El Salvador and Argentina, and while we have operated in global delivery markets since 1996, there can be no assurance that we will be able to successfully conduct and expand such operations, and a failure to do so could have a material adverse effect on our business, financial condition, and results of operations. The success of our offshore operations will be subject to numerous contingencies, some of which are beyond our control, including general and regional economic conditions, prices for our services, competition, changes in regulation and other risks. In addition, as with all of our operations outside of the United States, we are subject to various additional political, economic, and market uncertainties (See “Risks Associated with International Operations and Expansion.”). Additionally, a change in the political environment in the United States or the adoption and enforcement of legislation and regulations curbing the use of offshore customer contact management solutions and services could effectively have a material adverse effect on our business, financial condition and results of operations.
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
Control By Principal Shareholder and Anti-Takeover Considerations
     As of February 22, 2008, John H. Sykes, our founder and former Chairman of the Board and Chief Executive Officer, beneficially owned approximately 17.7% of our outstanding common stock, a decrease from 19.1% a year ago. As a result, Mr. Sykes will have substantial influence in the election of our directors and in determining the outcome of other matters requiring shareholder approval.
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
Item 1B. Unresolved Staff Comments
     There are no material unresolved written comments that were received from the SEC staff 180 days or more before the year ended December 31, 2007 relating to our periodic or current reports under the Securities Exchange Act of 1934.

Item 2. Properties
     Our principal executive offices are located in Tampa, Florida. This facility currently serves as the headquarters for senior management and the financial, information technology and administrative departments. We believe our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any physical expansion. We operate from time to time in temporary facilities to accommodate growth before new customer contact management centers are available. During 2007, our customer contact management centers, taken as a whole, were utilized at average capacities of approximately 78% and were capable of supporting a higher level of market demand. The following table sets forth additional information concerning our facilities:

		Square
Properties	General Usage	Feet	Lease Expiration

AMERICAS LOCATIONS

Tampa, Florida	Corporate headquarters	67,600	December 2010
Bismarck, North Dakota	Customer contact management center	42,000	Company owned
Wise, Virginia	Customer contact management center	42,000	Company owned
Milton-Freewater, Oregon	Customer contact management center	42,000	Company owned
Morganfield, Kentucky	Customer contact management center	42,000	Company owned
Perry County, Kentucky	Customer contact management center	42,000	Company owned
Minot, North Dakota	Customer contact management center	42,000	Company owned
Ponca City, Oklahoma	Customer contact management center	42,000	Company owned
Sterling, Colorado	Customer contact management center	34,000	Company owned
London, Ontario, Canada	Customer contact management center/ Headquarters	50,000	Company owned

Cordoba, Argentina	Headquarters	7,900	January 2009
Cordoba, Argentina	Customer contact management center	94,100	July 2008
Rosario, Argentina	Customer contact management center	20,100	September 2009
LaAurora, Heredia, Costa Rica (two)	Customer contact management centers	171,700	September 2023
San Salvador, El Salvador	Customer contact management center	118,900	November 2024
Toronto, Ontario, Canada	Customer contact management center	14,600	June 2012
North Bay, Ontario, Canada	Customer contact management center (1)	5,400	May 2009
Sudbury, Ontario, Canada	Customer contact management center (1)	3,900	December 2010
Moncton, New Brunswick, Canada	Customer contact management center (1)	12,700	February 2009
Bathurst, New Brunswick, Canada	Customer contact management center (1)	1,900	December 2012
Stephenville, New Foundland, Canada	Customer contact management center (1)	2,300	September 2026
Corner Brook, New Foundland, Canada	Customer contact management center (1)	2,900	October 2026
St. Anthony’s, New Foundland, Canada	Customer contact management center (1)	4,000	November 2026
Barrie, Ontario, Canada	Customer contact management center (1)	1,000	July 2008
Makati City, The Philippines	Customer contact management center	68,300	September 2008
		119,800	March 2023
Cebu City, The Philippines	Customer contact management center	149,200	December 2026
Paranaque City, The Philippines	Customer contact management center	92,000	November 2027
Pasig City, The Philippines	Customer contact management center	127,400	November 2023
Quezon City, The Philippines	Customer contact management center	112,300	March 2027
Quezon City, The Philippines	Customer contact management center	84,100	May 2024
Guangzhou, The Peoples Republic of China	Customer contact management center	13,000	March 2009
Shanghai, The Peoples Republic of China	Customer contact management center	70,500	February 2011
Bangalore, India	Office	1,500	January 2014
Cary, North Carolina	Office	1,200	March 2009
Chesterfield, Missouri	Office	3,600	January 2016
Calgary, Alberta, Canada	Office	7,800	July 2012

		Square
Properties	General Usage	Feet	Lease Expiration

EMEA LOCATIONS

Amsterdam, The Netherlands	Customer contact management center	41,800	September 2009
Budapest, Hungary	Customer contact management center	23,000	July 2023
Miskolc, Hungary	Customer contact management center	7,000	August 2016
Miskolc, Hungary	Customer contact management center	2,800	No expiration
Edinburgh, Scotland	Customer contact management center/Office /Headquarters	35,900 17,800	September 2019 March 2010
Turku, Finland	Customer contact management center	12,500	February 2009
Bochum, Germany	Customer contact management center	56,000	May 2008
Pasewalk, Germany	Customer contact management center	46,100	February 2009
Wilhelmshaven, Germany (two)	Customer contact management centers	69,400	November 2010
Johannesburg, South Africa	Customer contact management center	33,000	March 2025
Odense, Denmark	Customer contact management center	13,600	January 2016
Ed, Sweden	Customer contact management center	44,000	November 2008
Sveg, Sweden	Customer contact management center	35,000	May 2009
Prato, Italy	Customer contact management center	10,000	October 2013
Shannon, Ireland	Customer contact management center	66,000	March 2013
Lugo, Spain	Customer contact management center	21,400	June 2009
La Coruña, Spain	Customer contact management center	32,300	December 2023
Kosice, Slovakia	Customer contact management center	16,500	December 2024
Galashiels, Scotland	Fulfillment center	126,700	Company owned
Rosersberg, Sweden	Fulfillment center and Sales office	43,100	February 2012
Turku, Finland	Fulfillment center	26,000	February 2009
Frankfurt, Germany	Sales office	1,700	September 2008
Madrid, Spain	Office	800	June 2008

(1)	Considered part of the Toronto, Ontario, Canada customer contact management center.

Item 3. Legal Proceedings
     From time to time we are involved in legal actions arising in the ordinary course of business. With respect to these matters, we believe we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.
     We have previously disclosed regulatory sanctions assessed against our Spanish subsidiary relating to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. In order to appeal these claims, we issued a bank guarantee of $0.9 million. As of December 31, 2007, we included the bank guarantee as restricted cash in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets. We will continue to vigorously defend these matters. However, due to further progression of several of these claims within the Spanish court system, and based upon opinion of legal counsel regarding the likely outcome of several of the matters before the courts, we accrued a provision in the amount of $1.3 million as of December 31, 2007 under SFAS No. 5, “Accounting for Contingencies” because we now believe that a loss is probable and the amount of the loss can be reasonably estimated as to three of the subject claims. There are two other related claims, one of which is currently under appeal, and the other of which is in the early stages of investigation, but we have not accrued any amounts related to either of those claims because we do not currently believe a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to those two claims.
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

	High	Low

Year ended December 31, 2007:
Fourth Quarter	$20.85	$16.31
Third Quarter	19.46	14.96
Second Quarter	20.80	17.85
First Quarter	19.99	14.48

Year ended December 31, 2006:
Fourth Quarter	$21.56	$16.10
Third Quarter	20.67	14.70
Second Quarter	18.16	14.01
First Quarter	14.75	11.80
     Holders of our common stock are entitled to receive dividends out of the funds legally available when and if declared by the Board of Directors. We have not declared or paid any cash dividends on our common stock in the past and do not anticipate paying any cash dividends in the foreseeable future.
     As of February 22, 2008, there were 1,113 holders of record of the common stock. We estimate there were approximately 11,116 beneficial owners of our common stock.
     Below is a summary of stock repurchases for the quarter ended December 31, 2007 (in thousands, except average price per share.) See Note 20, Earnings Per Share, to the Consolidated Financial Statements for information regarding our stock repurchase program.

			Total Number of
			Shares Purchased as	Maximum Number Of
	Total Number of	Average Price	Part of Publicly	Shares That May Yet
	Shares	Paid Per	Announced Plans or	Be Purchased Under
Period	Purchased (1)	Share	Programs (1)	Plans or Programs

October 1, 2007 — October 31, 2007	—	—	1,644	1,356
November 1, 2007 — November 30, 2007	—	—	1,644	1,356
December 1, 2007 — December 31, 2007	—	—	1,644	1,356

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3 million with no expiration date.
Five-Year Stock Performance Graph
     The following graph presents a comparison of the cumulative shareholder return on the common stock with the cumulative total return on the Nasdaq Computer and Data Processing Services Index, the Nasdaq Telecommunications Index, the Russell 2000 Index, the S&P Small Cap 600 and the SYKES Peer Group (as defined below). The SYKES Peer Group is comprised of publicly traded companies that derive a substantial portion of their revenues from call center, customer care business, have similar business models to SYKES, and are those most commonly compared to SYKES by industry analysts following SYKES. This graph assumes that $100 was invested on December 31, 2002 in SYKES common stock, the Nasdaq Computer and Data Processing Services Index, the Nasdaq Telecommunications Index, the Russell 2000 Index, the S&P Small Cap 600 and SYKES Peer Group, including reinvestment of dividends.

Comparison of Five-Year Cumulative Total Return
SYKES PEER GROUP

Name	Ticker Symbol

APAC Customer Service, Inc.	APAC
Convergys Corp.	CVG
eTelecare Global Solutions	ETEL
ICT Group, Inc.	ICTG
PeopleSupport	PSPT
Startek, Inc.	SRT
TeleTech Holdings, Inc.	TTEC
     In place of West Corporation (Ticker: WSTC) and Sitel (Ticker: SWW), whose share prices ceased trading publicly in 2007, and, therefore, were not part of “SYKES Peer Group”, we added PeopleSupport, Inc. (Ticker: PSPT) and eTelecare Global Solutions, Inc. (Ticker: ETEL) to “SYKES Peer Group”.

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

	Years Ended December 31,
(In thousands, except per share data)	2007	2006	2005	2004	2003
INCOME STATEMENT DATA(1) :

Revenues	$710,120	$574,223	$494,918	$466,713	$480,359
Income from operations (2,3,4,5,6)	51,180	45,158	26,331	12,597	11,368
Net income(2,3,4,5,6)	39,859	42,323	23,408	10,814	9,305
Net income per basic share (2,3,4,5,6)	0.99	1.06	0.60	0.27	0.23
Net income per diluted share (2,3,4,5,6))	0.98	1.05	0.59	0.27	0.23

BALANCE SHEET DATA (1,7) :

Total assets	$505,475	$415,573	$331,185	$312,526	$318,175
Shareholders’ equity	365,321	291,473	226,090	210,035	200,832

(1)	The amounts for 2007 and 2006 include the Argentine acquisition on July 3, 2006.

(2)	The amounts for 2007 include a $1.3 million provision for regulatory penalties related to privacy claims associated with the alleged inappropriate acquisition of personal bank account information in one of our European subsidiaries.

(3)	The amounts for 2006 include a $13.9 million net gain on the sale of facilities and $0.4 million of charges associated with the impairment of long-lived assets.

(4)	The amounts for 2005 include a $1.8 million net gain on the sale of facilities, a $0.3 million reversal of restructuring and other charges and $0.6 million of charges associated with the impairment of long-lived assets.

(5)	The amounts for 2004 include a $7.1 million net gain on the sale of facilities, a $5.4 million net gain on insurance settlement, a $0.1 million reversal of restructuring and other charges and $0.7 million of charges associated with the impairment of long-lived assets.

(6)	The amounts for 2003 include a $2.1 million net gain on the sale of facilities and a $0.6 million reversal of restructuring and other charges.

(7)	SYKES has not declared cash dividends per common share for any of the five years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following should be read in conjunction with the Consolidated Financial Statements and the notes thereto that appear elsewhere in this document. The following discussion and analysis compares the year ended December 31, 2007 (“2007”) to the year ended December 31, 2006 (“2006”), and 2006 to the year ended December 31, 2005 (“2005”).
     The following discussion and analysis and other sections of this document contain forward-looking statements that involve risks and uncertainties. Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. Future events and actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis and in this Form 10-K for the year ended December 31, 2007 in Item 1.A.-Risk Factors.
Overview
     We provide outsourced customer contact management services with an emphasis on inbound technical support and customer service, which represented 95.7% of consolidated revenues in 2007, delivered through multiple communication channels encompassing phone, e-mail, Web and chat. We also offer fulfillment services in Europe, including multilingual sales order processing via the Internet and phone, payment processing, inventory control, product delivery and product returns handling, and a range of enterprise support services in the United States, including technical staffing services and outsourced corporate help desk services.
     Revenue from these services is recognized as the services are performed, which is based on either a per minute, per call or per transaction basis, under a fully executed contractual agreement and record reductions to revenue for contractual penalties and holdbacks for a failure to meet specified minimum service levels and other performance based contingencies. Revenue recognition is limited to the amount that is not contingent upon delivery of any future product or service or meeting other specified performance conditions. Product sales, accounted for within our fulfillment services, are recognized upon shipment to the customer and satisfaction of all obligations.
     Direct salaries and related costs include direct personnel compensation, severance, statutory and other benefits associated with such personnel and other direct costs associated with providing services to customers. General and administrative expenses include administrative, sales and marketing, occupancy, depreciation and amortization, and other costs.
     Provision for regulatory penalties is related to privacy claims associated with the alleged inappropriate acquisition of personal bank account information by one of our European subsidiaries.
     Recognition of income associated with grants from local or state governments of land and the acquisition of property, buildings and equipment is deferred and recognized as a reduction of depreciation expense included within general and administrative costs over the corresponding useful lives of the related assets. Amounts received in excess of the cost of the building are allocated to equipment and, only after the grants are released from escrow, recognized as a reduction of depreciation expense over the weighted average useful life of the related equipment, which approximates five years. Deferred property and equipment grants, net of amortization, totaled $10.3 million and $10.8 million at December 31, 2007 and 2006, respectively, a decrease of $0.5 million.
     The net (gain) loss on disposal of property and equipment includes the net gain on the sale of four third party leased U.S. customer contact management centers in 2006 and various other centers in 2005 in addition to the net (gain) loss on the disposal of property and equipment.
     Reversals of restructuring and other charges consist of reversals of certain accruals related to the 2002 restructuring plan.
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
     Interest expense primarily includes commitment fees charged on the unused portion of our credit facility, interest on outstanding short-term debt and interest costs related to a foreign income tax settlement.
     Income from rental operations, net is generated from the leasing of several U.S. facilities, which were sold in September 2006.
     Foreign currency transaction gains and losses generally result from exchange rate fluctuations on intercompany transactions and the revaluation of cash and other assets and liabilities that are settled in a currency other than functional currency.
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

Results of Operations
     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our Statements of Operations:

	Years Ended December 31,
	2007	2006	2005

PERCENTAGES OF REVENUES:
Revenues	100.0%	100.0%	100.0%
Direct salaries and related costs	63.6	63.7	62.6
General and administrative	29.0	30.8	32.4
Provision for regulatory penalties	0.2	—	—
Net (gain) loss on disposal of property and equipment	—	(2.4)	(0.3)
Reversals of restructuring and other charges	—	—	(0.1)
Impairment of long-lived assets	—	—	0.1

Income from operations	7.2	7.9	5.3
Interest income	0.9	1.2	0.5
Interest expense	(0.1)	(0.1)	(0.1)
Income from rental operations, net	—	0.2	0.2
Other income (expense)	(0.4)	(0.2)	—

Income before provision for income taxes	7.6	9.0	5.9
Provision for income taxes	2.0	1.6	1.2

Net income	5.6%	7.4%	4.7%

The following table sets forth, for the periods indicated, certain data derived from our Consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2007	2006	2005

Revenues	$710,120	$574,223	$494,918
Direct salaries and related costs	451,280	365,602	309,604
General and administrative	206,009	176,701	160,470
Provision for regulatory penalties	1,312	—	—
Net (gain) loss on disposal of property and equipment	339	(13,683)	(1,778)
Reversals of restructuring and other charges	—	—	(314)
Impairment of long-lived assets	—	445	605

Income from operations	51,180	45,158	26,331
Interest income	6,257	6,785	2,559
Interest expense	(803)	(674)	(667)
Income from rental operations, net	—	1,200	940
Other income (expense)	(2,583)	(1,010)	(60)

Income before provision for income taxes	54,051	51,459	29,103
Provision for income taxes	14,192	9,136	5,695

Net income	$39,859	$42,323	$23,408

The following table summarizes our revenues for the periods indicated, by reporting segment (in thousands):

	Years Ended December 31,
	2007		2006		2005

Revenues:
Americas	$482,823	68.0%	$387,305	67.4%	$318,173	64.3%
EMEA	227,297	32.0%	186,918	32.6%	176,745	35.7%

Consolidated	$710,120	100.0%	$574,223	100.0%	$494,918	100.0%

     The following table summarizes the amounts and percentage of revenue for direct salaries and related costs and general and administrative costs for the periods indicated, by reporting segment (in thousands):

	Years Ended December 31,
	2007		2006		2005

Direct salaries and related costs:
Americas	$295,719	61.2%	$238,290	61.5%	$189,598	59.6%
EMEA	155,561	68.4%	127,312	68.1%	120,006	67.9%

Consolidated	$451,280		$365,602		$309,604

General and administrative:
Americas	$108,788	22.5%	$91,231	23.6%	$80,155	25.2%
EMEA	58,337	25.7%	49,429	26.4%	49,223	27.8%
Corporate	38,884		36,041		31,092

Consolidated	$206,009		$176,701		$160,470

2007 Compared to 2006
Revenues
     During 2007, we recognized consolidated revenues of $710.1 million, an increase of $135.9 million or 23.7% from $574.2 million of consolidated revenues for 2006.
     On a reporting segment basis, revenues from the Americas segment, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 68.0%, or $482.8 million for 2007 compared to 67.4%, or $387.3 million, for 2006. Revenues from the EMEA segment, including Europe, the Middle East and Africa, represented 32.0%, or $227.3 million for 2007 compared to 32.6% or $186.9 million for 2006.
     The increase in the Americas’ revenue of $95.5 million, or 24.7%, for 2007 compared to 2006, reflects a broad-based growth in client demand, including new and existing client relationships, within our offshore operations and Canada, as well as an increase in revenue generated from our Argentina operations acquired in July 2006 of $21.6 million, and an increase in revenue from a performance incentive payment of $1.4 million received by our Canadian operations related to our telemedicine program. New client relationships represented 14.6% of the increase in the Americas’ revenue over 2006, excluding contributions from our Argentina operations and the telemedicine performance incentive mentioned above. Revenues from offshore operations represented 60.0% of Americas’ revenues for 2007 compared to 54.7% for 2006. The trend of generating more of our revenues from our offshore operations is likely to continue in 2008. While operating margins generated offshore are comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. Americas’ revenues for 2007 included a $5.0 million net gain on foreign currency hedges. Excluding this gain, the Americas’ revenue increased $90.5 million compared to last year.
     The increase in EMEA revenues of $40.4 million, or 21.6%, for 2007 compared to 2006, reflects growth in client demand, including new and existing client relationships, partially offset by certain program expirations. New client relationships represented 23.8% of the increase in the EMEA’s revenue over 2006. EMEA revenues for 2007 experienced a $19.0 million increase as a result of the strength in the Euro compared to 2006. Excluding this foreign currency impact, EMEA revenues increased $21.4 million compared to last year.
Direct Salaries and Related Costs
     Direct salaries and related costs increased $85.7 million or 23.4% to $451.3 million for 2007, from $365.6 million in 2006. This increase included $15.2 million of direct salaries and related costs from our Argentina operations acquired in July 2006, primarily consisting of compensation costs.
     On a reporting segment basis, direct salaries and related costs from the Americas segment increased $57.4 million or 24.1% to $295.7 million for 2007 from $238.3 million in 2006. Direct salaries and related costs from the EMEA segment increased $28.3 million or 22.2% to $155.6 million for 2007 from $127.3 million in 2006. While changes in foreign currency exchange rates positively impacted revenues in EMEA, they negatively impacted direct salaries and related costs in 2007 compared to 2006 by approximately $13.0 million.
     In the Americas’ segment, as a percentage of revenues, direct salaries and related costs decreased to 61.2% in 2007 from 61.5% in 2006. Excluding the $1.4 million revenue contribution from Canada mentioned above, as a percentage of revenues, direct salaries and related costs decreased to 61.4% for 2007. This decrease of 0.1%, as a percentage of revenues, was primarily attributable to lower telephone costs of 0.7%, partially offset by higher salary costs of 0.4%, including training costs associated with the ramp up of business in our offshore and U.S. operations and other costs of 0.2%.
     In the EMEA segment, as a percentage of revenues, direct salaries and related costs increased to 68.4% in 2007 from 68.1% in 2006. This increase of 0.3% was primarily attributable to higher compensation costs of 1.7% partially offset by lower billable supply costs of 0.7%, lower material costs of 0.6% and a decrease in other costs of 0.1%.
General and Administrative
     General and administrative expenses increased $29.3 million or 16.6% to $206.0 million for 2007, from $176.7 million in 2006. This increase included $6.0 million of general and administrative costs from our Argentina operations acquired in July 2006.
     On a reporting segment basis, general and administrative expenses from the Americas segment increased $17.6 million or 19.3% to $108.8 million for 2007 from $91.2 million in 2006. General and administrative expenses from the EMEA segment increased $8.8 million or 17.8% to $58.3 million for 2007 from $49.5 million in 2006. While changes in foreign currency exchange rates positively impacted revenues in EMEA, they negatively impacted general and administrative expenses in 2007 compared to 2006 by approximately $5.0 million. Corporate general and administrative expenses increased $2.9 million or 7.9% to $38.9 for 2006 from $36.0 million. This increase of $2.9 million was primarily attributable to higher compensation costs of $4.3 million, including higher employee counts as well as $1.7 million associated with our stock-based compensation plans, higher travel costs of $0.6 million partially offset by a $2.0 million charitable contribution in 2006.
     In the Americas’ segment, as a percentage of revenues, general and administrative expenses decreased to 22.5% in 2007 from 23.6% in 2006. Excluding the $1.4 million revenue contribution from Canada mentioned above, general and administrative expenses decreased to 22.6% for 2007. This decrease of 1.0% was primarily attributable to lower depreciation expense of 0.9%, telephone costs of 0.3%, legal and professional fees of 0.1% and insurance costs of 0.1% partially offset by higher compensation costs of 0.2%, lease and equipment maintenance of 0.1% and other costs of 0.1%.
     In the EMEA segment, as a percentage of revenues, general and administrative expenses decreased to 25.7% in 2007 from 26.4% in 2006. This decrease of 0.7% was primarily attributable to lower lease and equipment maintenance of 0.8%, legal and professional fees of 0.4%, depreciation expense of 0.4%, telephone costs of 0.1%, insurance costs of 0.1% and other costs of 0.2% partially offset by higher bad debt expense of 0.5%, recruiting costs of 0.4%, compensation costs of 0.3% and travel costs of 0.1%.
Provision for Regulatory Penalties
     Provision for regulatory penalties of $1.3 million in 2007 is related to privacy claims associated with the alleged inappropriate acquisition of personal bank account information in one of our European subsidiaries.
Net (Gain) Loss on Disposal of Property and Equipment
     The net gain on disposal of property and equipment of $13.7 million for 2006 was primarily a result of sale of four third party leased U.S. customer contact management centers. This compares to a net loss on disposal of property and equipment of $0.3 million for 2007.
Impairment of Long-Lived Assets
     There was no asset impairment charge for 2007. In 2006 we recorded impairment charges of $0.4 million consisting of a $0.3 million asset impairment charge relating to one of our underutilized European customer contact management centers and a $0.1 million charge for property and equipment no longer used in one of our Philippine facilities.
Interest Income
     Interest income was $6.3 million in 2007, compared to $6.8 million in 2006. Excluding interest income of $1.7 million on a foreign tax settlement in 2006, interest income increased $1.2 million reflecting higher levels of interest-bearing investments in cash and cash equivalents and short-term investments.
Interest Expense
     Interest expense was $0.8 million for 2007 compared to $0.7 million for 2006, an increase of $0.1 million due to interest costs related to a foreign income tax settlement and short-term debt outstanding during 2007.
Income from Rental Operations, Net
     We sold our four U.S. leased facilities in September 2006; therefore, there is no income from rental operations for 2007. For 2006 income from rental operations, net, related to these leased facilities was $1.2 million.
Other Income and Expense
     Other expense, net, increased to $2.6 million in 2007 from $1.0 million in 2006. This increase was primarily attributable to an increase in foreign currency transaction losses, net of gains. Other income excludes the effects of cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in Accumulated Other Comprehensive Income (Loss) in shareholders’ equity in the accompanying Consolidated Balance Sheets.
Provision for Income Taxes
     The provision for income taxes of $14.2 million for 2007 was based upon pre-tax income of $54.1 million, compared to the provision for income taxes of $9.1 million for 2006 based upon pre-tax income of $51.5 million. The effective tax rate was 26.3% for 2007 and 17.8% for 2006. This increase in the effective tax rate resulted from a shift in our mix of earnings and the effects of permanent differences, valuation allowances, foreign withholding taxes, state income taxes, and foreign income tax rate differentials (including tax holiday jurisdictions).
Net Income
     As a result of the foregoing, we reported income from operations for 2007 of $51.2 million, an increase of $6.0 million from 2006. This increase was principally attributable to a $135.9 million increase in revenues and a $0.4 million decrease in asset impairment charges partially offset by a $85.7 million increase in direct salaries and related costs, a $29.3 million increase in general and administrative costs, a $14.0 million decrease in net gain on disposal of property and equipment and a $1.3 million increase in provision for regulatory penalties. The $6.0 million increase in income from operations was offset by a $5.1 million higher tax provision, a $1.2 million decrease in income from rental operations, net, an increase of $1.6 million in other expense and a decrease in interest income, net of $0.5 million, resulting in net income of $39.9 million for 2007, a decrease of $2.4 million compared to 2006.
2006 Compared to 2005
Revenues
     During 2006, we recognized consolidated revenues of $574.2 million, an increase of $79.3 million or 16.0% from $494.9 million of consolidated revenues for 2005.
     On a reporting segment basis, revenues from the Americas segment, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 67.4%, or $387.3 million for 2006 compared to 64.3%, or $318.2 million, for 2005. Revenues from the EMEA segment, including Europe, the Middle East and Africa, represented 32.6%, or $186.9 million for 2006 compared to 35.7% or $176.7 million for 2005.
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
     The increase in EMEA’s revenue of $10.2 million, or 5.7%, for 2006 reflects an increase in call volumes, including new and existing client programs partially offset by certain program expirations. Excluding a foreign currency benefit of $1.8 million, EMEA’s revenues would have increased $8.4 million compared to the prior year.
Direct Salaries and Related Costs
     Direct salaries and related costs increased $56.0 million or 18.1% to $365.6 million for 2006, from $309.6 million in 2005.
     On a reporting segment basis, direct salaries and related costs from the Americas segment increased $48.7 million or 25.7% to $238.3 million for 2006 from $189.6 million in 2005. This increase included $10.2 million of direct salaries and related costs from our newly acquired Argentina operations primarily consisting of compensation costs. Direct salaries and related costs from the EMEA segment increased $7.3 million or 6.1% to $127.3 million for 2006 from $120.0 million in 2005. While changes in foreign currency exchange rates positively impacted revenues in EMEA, they negatively impacted direct salaries and related costs in 2006 compared to 2005 by approximately $1.2 million.
     In the Americas’ segment, as a percentage of revenues, direct salaries and related costs increased to 61.5% in 2006 from 59.6% in 2005. This increase of 1.9% was primarily attributable to higher compensation costs of 3.4%, including training costs associated with the ramp up of business in our offshore and U.S. operations, partially offset by lower telephone costs of 1.3% and lower auto tow claims costs of 0.2% in Canada.
     In the EMEA segment, as a percentage of revenues, direct salaries and related costs increased to 68.1% in 2006 from 67.9% in 2005. This increase of 0.2% was primarily attributable to higher compensation costs of 0.2% and higher billable costs of 0.2%, partially offset by a decrease in other costs of 0.2%.
General and Administrative
     General and administrative expenses increased $16.2 million or 10.1% to $176.7 million for 2006, from $160.5 million in 2005.
     On a reporting segment basis, general and administrative expenses from the Americas segment increased $11.1 million or 13.8% to $91.2 million for 2006 from $80.1 million in 2005. This increase included $4.1 million of general and administrative expenses from our newly acquired Argentina operations primarily consisting of depreciation and amortization and compensation costs. General and administrative expenses from the EMEA segment increased $0.2 million or 0.4% to $49.5 million for 2006 from $49.3 million in 2005. While changes in foreign currency exchange rates positively impacted revenues in EMEA, they negatively impacted general and administrative expenses in 2006 compared to 2005 by approximately $0.5 million. Corporate general and administrative expenses increased $4.9 million or 15.9% to $36.0 for 2006 from $31.1 million. This increase of $4.9 million was primarily attributable to higher compensation costs of $5.1 million, including $2.5 million associated with our stock-based compensation plans, and a $2.0 million charitable contribution, higher telephone costs of $1.3 million, partially offset by lower depreciation expense of $2.0 million, lease and equipment maintenance costs of $0.7 million and other costs of $0.8 million.
     In the Americas’ segment, as a percentage of revenues, general and administrative expenses decreased to 23.6% in 2006 from 25.2% in 2005. This decrease of 1.6% was primarily attributable to lower telephone costs of 0.7%, legal and professional fees of 0.6%, depreciation expense of 0.3% and lease and equipment maintenance of 0.2%, partially offset by higher compensation costs of 0.2%.
     In the EMEA segment, as a percentage of revenues, general and administrative expenses decreased to 26.4% in 2006 from 27.8% in 2005. This decrease of 1.4% was primarily attributable to lower depreciation expense of 0.7%, telephone costs of 0.4% a recovery of bad debts of 0.3%, lease and equipment maintenance of 0.2% and compensation costs of 0.1%, partially offset by higher legal and professional fees of 0.1%, software maintenance of 0.1% and other costs of 0.1%.

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
Interest Income
     Interest income increased to $6.8 million in 2006 from $2.6 million in 2005. Excluding interest income of $1.7 million on a foreign tax settlement in 2006, interest income increased $2.5 million reflecting higher average levels of interest-bearing investments in cash and cash equivalents earning higher rates of interest income.
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

Quarterly Results
     The following information presents our unaudited quarterly operating results for 2007 and 2006. The data has been prepared on a basis consistent with the Consolidated Financial Statements included elsewhere in this Form 10-K, and include all adjustments, consisting of normal recurring accruals that we consider necessary for a fair presentation thereof.
(In thousands, except per share data)

	12/31/07	9/30/07	6/30/07	3/31/07	12/31/06	9/30/06	6/30/06	3/31/06

Revenues	$197,713	$176,122	$168,284	$168,001	$158,628	$149,287	$135,221	$131,087
Direct salaries and related costs(2)	124,171	110,774	110,464	105,871	102,192	94,016	86,378	83,016
General and administrative(3)	56,606	50,466	50,385	48,552	46,092	47,281	42,333	40,995
Provision for regulatory penalties(4)	1,312	—	—	—	—	—	—	—
Net (gain) loss on disposal of property and equipment(5)	373	(3)	(34)	3	173	(13,870)	5	9
Impairment of long-lived assets(6)	—	—	—	—	—	63	—	382

Income from operations	15,251	14,885	7,469	13,575	10,171	21,797	6,505	6,685
Interest income	1,849	1,614	1,445	1,349	1,610	1,399	2,855	921
Interest expense	(265)	(230)	(155)	(153)	(211)	(187)	(183)	(93)
Income from rental operations, net	—	—	—	—	(20)	266	444	510
Other income (expense)	(1,393)	(233)	(638)	(319)	(655)	(147)	154	(362)

Income before provision (benefit) for income taxes	15,442	16,036	8,121	14,452	10,895	23,128	9,775	7,661
Provision (benefit) for income taxes	5,975	3,780	1,784	2,653	2,756	6,614	(1,996)	1,762

Net income (1)	$9,467	$12,256	$6,337	$11,799	$8,139	$16,514	$11,771	$5,899

Net income per basic share(1,7)	$0.23	$0.30	$0.16	$0.29	$0.20	$0.41	$0.30	$0.15

Total weighted average basic shares	40,438	40,432	40,359	40,299	40,282	40,181	39,900	39,451

Net income per diluted share(1,7)	$0.23	$0.30	$0.16	$0.29	$0.20	$0.41	$0.29	$0.15

Total weighted average diluted shares	40,783	40,697	40,652	40,550	40,559	40,497	40,251	39,819

(1)	All quarters subsequent to the quarter ended June 30, 2006 include the operating results of the Argentina acquisition on July 3, 2006. See Note 2 of the accompanying Consolidated Financial Statements.

(2)	The quarter ended March 31, 2006 includes a $0.8 million charge for termination costs associated with exit activities in Germany.

(3)	The quarter ended December 31, 2006 includes a $0.9 million reversal of bad debt expense.

(4)	The quarter ended December 31, 2007 includes a $1.3 million provision for regulatory penalties related to privacy claims associated with the alleged inappropriate acquisition of personal bank account information in one of our European subsidiaries.

(5)	The quarter ended September 30, 2006 includes a net gain of $13.9 million related to the sale of four U.S. third party leased facilities.

(6)	The quarters ended September 30, 2006 and March 31, 2006 include a $0.1 million and $0.4 million charge associated with the impairment of long-lived assets, respectively.

(7)	Net income (loss) per basic and diluted share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

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
     On August 5, 2002, the Board of Directors authorized the purchase of up to three million shares of our outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During 2007, we did not repurchase common shares under the 2002 repurchase program.
     During 2007, we generated $48.3 million in cash from operating activities, $1.6 million from the release of restricted cash, $0.5 million in cash from issuance of stock, $0.2 million from an employment grant, $0.2 million from short-term debt and $0.1 million in cash from the sale of property and equipment. Further, we used $31.5 million in funds for capital expenditures, purchased $17.5 million in short-term investments, settled contingencies of $1.6 million related to the purchase of Apex, invested $0.4 million in restricted cash, repaid $0.2 million of short-term debt and used $0.1 million for other investing activities resulting in a $19.1 million increase in available cash (including the favorable effects of international currency exchange rates on cash of $19.5 million).
     Net cash flows provided by operating activities for 2007 were $48.3 million, compared to net cash flows provided by operating activities of $44.8 million for 2006. The $3.5 million increase in net cash flows from operating activities was due to a $15.2 million increase in non-cash reconciling items such as deferred income taxes, stock-based compensation, termination costs associated with exit activities, unrealized gains on financial instruments partially offset by a $9.3 million net decrease in cash flows from assets and liabilities and a $2.4 million decrease in net income. This $9.3 million net change in assets and liabilities was principally a result of a $9.4 million decrease in deferred revenue, a $3.1 million increase in receivables and a $2.3 million decrease in taxes payable partially offset by a $3.8 million decrease in other assets and a $1.7 million increase in other liabilities.
     Capital expenditures, which are generally funded by cash generated from operating activities and borrowings available under our credit facilities, were $31.5 million for 2007, compared to $19.4 million for 2006, an increase of $12.1 million. During 2007, approximately 48% of the capital expenditures were the result of investing in new and existing customer contact management centers, primarily offshore, and 52% was expended primarily for maintenance and systems infrastructure. In 2008, we anticipate capital expenditures in the range of $30.0 million to $35.0 million.
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
     The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at the Company’s option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 1.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 1.25%. In addition, a commitment fee of up to 0.25% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2010, are secured by a pledge of 65% of the stock of each of the Company’s active direct foreign subsidiaries. The Credit Facility prohibits the Company from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings in 2007 and no outstanding balances as of December 31, 2007, with $50.0 million availability on the Credit Facility.

     At December 31, 2007, we had $177.7 million in cash and cash equivalents, of which approximately 94% or $166.4 million, was held in international operations and may be subject to additional taxes if repatriated to the United States. Additionally, we had $17.8 million invested in short-term investments in the United States at December 31, 2007.
     We believe that our current cash levels, short-term investments, accessible funds under our credit facilities and cash flows from future operations will be adequate to meet anticipated working capital needs, future debt repayment requirements (if any), continued expansion objectives, funding of potential acquisitions, anticipated levels of capital expenditures and contractual obligations for the foreseeable future and stock repurchases.
Off-Balance Sheet Arrangements and Other
     At December 31, 2007, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Contractual Obligations
     The following table summarizes our contractual cash obligations at December 31, 2007, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
		Less Than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years

Operating leases (1)	$38,584	$14,892	$10,977	$4,416	$8,299
Purchase obligations and other (2)	12,901	9,047	2,700	1,154	—
Long-term tax liabilities (3)	6,269	1,587	1,684	—	2,998
Other long-term liabilities (4)	575	—	2	3	570

Total contractual cash obligations	$58,329	$25,526	$15,363	$5,573	$11,867

(1)	Amounts represent the expected cash payments of our operating leases as discussed in Note 21 to the accompanying Consolidated Financial Statements.

(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Other obligations due in less than 1 year include a $1.3 million estimated liability related to the provision for regulatory penalties and $1.4 million related to the Deferred Compensation Plan as discussed in Notes 21 and 23, respectively, to the accompanying Consolidated Financial Statements.

(3)	Long-term tax liabilities include uncertain tax positions as discussed in Note 17 to the accompanying Consolidated Financial Statements.

(4)	Other long-term liabilities, which exclude deferred income taxes, represent the expected cash payments due under pension obligations and minority shareholders of certain subsidiaries.
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
Recognition of Revenue
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
     We primarily recognize revenue from services as the services are performed, which is based on either on a per minute, per call or per transaction basis, under a fully executed contractual agreement and record reductions to revenue for contractual penalties and holdbacks for failure to meet specified minimum service levels and other performance based contingencies. Revenue recognition is limited to the amount that is not contingent upon delivery of any future product or service or meeting other specified performance conditions.
     Product sales, accounted for within our fulfillment services, are recognized upon shipment to the customer and satisfaction of all obligations.
     Revenue from contracts with multiple-deliverables is allocated to separate units of accounting based on their relative fair value, if the deliverables in the contract(s) meet the criteria for such treatment. Certain fulfillment services contracts contain multiple-deliverables. Additionally, we have a contract that contains multiple-deliverables for customer contact management services and fulfillment services. Separation criteria include whether a delivered item has value to the customer on a stand-alone basis, whether there is objective and reliable evidence of the fair value of the undelivered items and, if the arrangement includes a general right of return related to a delivered item, whether delivery of the undelivered item is considered probable and in our control. Fair value is the price of a deliverable when it is regularly sold on a stand-alone basis, which generally consists of vendor-specific objective evidence of fair value. If there is no evidence of the fair value for a delivered product or service, revenue is allocated first to the fair value of the undelivered product or service and then the residual revenue is allocated to the delivered product or service. If there is no evidence of the fair value for an undelivered product or service, the contract(s) is accounted for as a single unit of accounting, resulting in delay of revenue recognition for the delivered product or service until the undelivered product or service portion of the contract is complete. We recognize revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding client acceptance are resolved, and there are no client-negotiated refund or return rights affecting the revenue recognized for delivered elements. Once we determine the allocation of revenue between deliverable elements, there are no further changes in the revenue allocation. If the separation criteria are met, revenue from these services is recognized as the services are performed under a fully executed contractual agreement. If the separation criteria are not met because there is insufficient evidence to determine fair value of one of the deliverables, all of the services are accounted for as a single combined unit of accounting. For these deliverables with insufficient evidence to determine fair value, revenue is recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate.
Allowance for Doubtful Accounts
     We maintain allowances for doubtful accounts of $2.8 million as of December 31, 2007, or 1.9% of trade account receivables, for estimated losses arising from the inability of our customers to make required payments. Our estimate is based on factors surrounding the credit risk of certain clients, historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that our estimate of the allowance for doubtful accounts will change if the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments.
Income Taxes
     We reduce deferred tax assets by a valuation allowance if, based on the weight of available evidence for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized. The valuation allowance for a particular tax jurisdiction is allocated between current and noncurrent deferred tax assets for that jurisdiction on a pro rata basis. Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, our estimate of future taxable income and any applicable tax-planning strategies. At December 31, 2007, management determined that a valuation allowance of $34.0 million was necessary to reduce U.S. deferred tax assets by $10.4 million and foreign deferred tax assets by $23.6 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $13.5 million at December 31, 2007 is dependent upon future profitability within each tax jurisdiction. As of December 31, 2007, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax asset will be realized.
     We evaluate tax positions that have been taken or are expected to be taken in our tax returns, and record a liability for uncertain tax positions in accordance with FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109.” The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
     We adopted the provisions of FIN 48 on January 1, 2007 and recognized a $2.7 million liability for unrecognized tax benefits, including interest and penalties, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. This adjustment to the beginning balance of retained earnings includes $1.3 million related to transfer pricing penalties that may be assessed in connection with an income tax audit of our Indian subsidiary. As of December 31, 2006, prior to adoption of FIN 48, we had a contingent income tax liability of $4.2 million, consisting of amounts for subsidiaries located in the Americas and EMEA that are included in “Income taxes payable” in the accompanying Consolidated Balance Sheet. Upon adoption of FIN 48 as of January 1, 2007, we had $9.1 million of unrecognized tax benefits (including $4.6 million of net operating loss carryforwards that were previously recognized as deferred tax assets with a full valuation allowance).
     As of December 31, 2007, the Company had $5.4 million of unrecognized tax benefits, a net decrease of $3.7 million from $9.1 million as of January 1, 2007. This decrease relates primarily to the recognition of tax benefits as a result of a favorable lower court ruling in 2007. This net decrease of $3.7 million had no impact on the effective tax rate as it was offset by a full valuation allowance. If the Company recognized these tax benefits, approximately $5.1 million and related interest and penalties would favorably impact the effective tax rate. The Company believes it is reasonably possible that its unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $1.0 million due to resolutions under audit and appeal in various tax jurisdictions.
Impairment of Long-lived Assets
     We review long-lived assets, which had a carrying value of $109.8 million as of December 31, 2007, including goodwill, intangibles, property and equipment, and investment in SHPS, Incorporated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge or loss to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 (SFAS 157), “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and should be applied prospectively. In February 2008, the FASB deferred the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, except those that are recognized or disclosed at fair value in the financial statements on an annual or more frequently recurring basis. We are currently evaluating the impact of adopting SFAS 157 on our financial condition, results of operations and cash flows.
     In November 2006, the EITF reached a tentative conclusion on Issue No. 06-10 (EITF 06-10), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 provides guidance on the employers’ recognition of assets, liabilities and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods. The effective date of EITF 06-10 is for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of adopting EITF 06-10 on our financial condition, results of operations and cash flows.
     In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115”, which permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions, as long as it is applied to the instrument in its entirety. SFAS 159 is effective for fiscal years beginning after November 15, 2007. As of January 1, 2008, we did not elect to use the fair value option for any of our financial assets and liabilities that are not currently recorded at fair value.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), “Business Combinations” and SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. However, the presentation and disclosure requirements of SFAS 160 shall be applied retrospectively for all periods presented. We are currently evaluating the impact of adopting the presentation and disclosure provisions of SFAS 160 on our financial condition, results of operations and cash flows.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
     Our earnings and cash flows are subject to fluctuations due to changes in non-U.S. currency exchange rates. We are exposed to non-U.S. exchange rate fluctuations as the financial results of non-U.S. subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact overall expected profitability. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in “Accumulated other comprehensive income (loss)” in shareholders’ equity. Movements in non-U.S. currency exchange rates may affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. Periodically, we use foreign currency contracts to hedge intercompany receivables and payables, and transactions initiated in the United States that are denominated in foreign currency.
     We serve a number of U.S.-based clients using customer contact management center capacity in the Philippines which is within our Americas’ segment. Although the contracts with these clients are priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), which represent a foreign exchange exposure.
     In order to hedge approximately 63% of our exposure related to the anticipated cash flow requirements denominated in PHP, we had outstanding forward contracts as of December 31, 2007 with counterparties to acquire a total of PHP 4.4 billion through December 2008 at fixed prices of $97.2 million U.S. dollars. As of December 31, 2007, we had net total derivative assets associated with these contracts of $8.2 million, which settle within the next 12 months. The fair value of these derivative instruments as of December 31, 2007 is presented in Note 6 of the accompanying Consolidated Financial Statements. If the U.S. dollar/PHP exchange rate were to adversely change by 10% from current period-end levels, we would incur a $15.5 million loss on the underlying exposures of the derivative instruments. However, this loss would be partially offset by a corresponding gain of $9.3 million in our underlying exposures.
     In February 2008, we entered into additional forward contracts to acquire a total of PHP 1.1 billion through March 2009 at fixed prices of $26.0 million U.S.
     We evaluate the credit quality of potential counterparties to derivative transactions and only enter into contracts with those considered to have minimal credit risk. We periodically monitor changes to counterparty credit quality as well as our concentration of credit exposure to individual counterparties. We do not use derivative instruments for trading or speculative purposes.
Interest Rate Risk
     Our exposure to interest rate risk results from variable debt outstanding under our $50.0 million revolving credit facility. During the year ended December 31, 2007, we had no debt outstanding under this credit facility; therefore, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would not have had a material impact on our financial position or results of operations.
     We have not historically used derivative instruments to manage exposure to changes in interest rates.
Item 8. Financial Statements and Supplementary Data
     The financial statements and supplementary data required by this item are located beginning on page 48 and page 32 of this report, respectively.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
     None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     As of December 31, 2007, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of December 31, 2007, our disclosure controls and procedures were effective at the reasonable assurance level.
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
     We assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     Based on our assessment, management believes that, as of December 31, 2007, our internal control over financial reporting was effective.
     Our independent registered public accounting firm has issued their attestation report on our assessment of our internal control over financial reporting. This report appears on page 40.
Changes to Internal Control Over Financial Reporting
     There were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Sykes Enterprises, Incorporated
Tampa, Florida
We have audited the internal control over financial reporting of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 13, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Certified Public Accountants
Tampa, Florida
March 13, 2008

Item 9B. Other Information
     None.
PART III
Items 10. through 14.
     All information required by Items 10 through 14, with the exception of information on Executive Officers which appears in this report in Item 1 under the caption “Executive Officers”, is incorporated by reference to SYKES’ Proxy Statement for the 2008 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
     (1) Consolidated Financial Statements
          The Index to Consolidated Financial Statements is set forth on page 48 of this report.
     (2) Financial Statements Schedule
          Schedule II — Valuation and Qualifying Accounts is set forth on page 86 of this report.
          Other schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes therein.
     (3) Exhibits:

Exhibit
Number	Exhibit Description

2.1	Articles of Merger between Sykes Enterprises, Incorporated, a North Carolina Corporation, and Sykes Enterprises, Incorporated, a Florida Corporation, dated March 1, 1996. (1)

2.2	Articles of Merger between Sykes Enterprises, Incorporated and Sykes Realty, Inc. (1)

2.3	Shareholder Agreement dated December 11, 1997, by and among Sykes Enterprises, Incorporated and HealthPlan Services Corporation. (2)

2.4	Stock Purchase Agreement, dated September 1, 1998, between Sykes Enterprises, Incorporated and HealthPlan Services Corporation. (4)

2.5	Merger Agreement, dated as of June 9, 2000, among Sykes Enterprises, Incorporated, SHPS, Incorporated, Welsh Carson Anderson and Stowe, VIII, LP (“WCAS”) and Slugger Acquisition Corp. (9)

2.6	Stock Purchase Agreement, dated as of July 3, 2006, between SEI International Services, S.a.r.l., a Luxembourg corporation, and Sykes Enterprises, Incorporated Holdings B.V., a Netherlands corporation and Antonio Marcelo Cid, an individual, Humberto Daniel Sahade, an individual, and AM Transport, LLC, a Delaware limited liability company. (29)

3.1	Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (5)

3.2	Articles of Amendment to Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (6)

3.3	Bylaws of Sykes Enterprises, Incorporated, as amended. (21)

4.1	Specimen certificate for the Common Stock of Sykes Enterprises, Incorporated. (1)

10.1	1996 Employee Stock Option Plan. (1)*

10.2	Amended and Restated 1996 Non-Employee Director Stock Option Plan. (10)*

10.3	1996 Non-Employee Directors’ Fee Plan. (1)*

10.4	2004 Non-Employee Directors’ Fee Plan. (18)*

10.5	Form of Split Dollar Plan Documents. (1)*

10.6	Form of Split Dollar Agreement. (1)*

10.7	Form of Indemnity Agreement between Sykes Enterprises, Incorporated and directors & executive officers. (1)

Exhibit
Number	Exhibit Description
10.8	Tax Indemnification Agreement between Sykes Enterprises, Incorporated and John H. Sykes. (1)*

10.9	1997 Management Stock Incentive Plan. (3)*

10.10	1999 Employees’ Stock Purchase Plan. (7)*

10.11	2000 Stock Option Plan. (8)*

10.12	2001 Equity Incentive Plan. (11)*

10.13	Deferred Compensation Plan. (21)*

10.14	2004 Non-Employee Director Stock Option Plan. (17)*

10.15	Form of Restricted Share And Stock Appreciation Right Award Agreement dated as of March 29, 2006. (26)*

10.16	Form of Restricted Share And Bonus Award Agreement dated as of March 29, 2006. (26)*

10.17	Form of Restricted Share Award Agreement dated as of May 24, 2006. (28)*

10.18	Form of Restricted Share And Stock Appreciation Right Award Agreement dated as of January 2, 2007. (31)*

10.19	Form of Restricted Share Award Agreement dated as of January 2, 2007. (31)*

10.20	Form of Restricted Share and Stock Appreciation Right Award Agreement dated as of January 2, 2008. (34)*

10.21	Amended and Restated Executive Employment Agreement dated as of October 1, 2001 between Sykes Enterprises, Incorporated and John H. Sykes. (13)*

10.22	Founder’s Retirement and Consulting Agreement dated December 10, 2004 between Sykes Enterprises, Incorporated and John H. Sykes. (19)*

10.23	Stock Option Agreement dated as of January 8, 2002, between Sykes Enterprises, Incorporated and John H. Sykes. (13)*

10.24	Employment Agreement dated as of August 1, 2004 between Sykes Enterprises, Incorporated and Charles E. Sykes. (21)*

10.25	First Amendment to Employment Agreement dated as of July 28, 2005 between Sykes Enterprises, Incorporated and Charles E. Sykes. (25)*

10.26	Second Amendment to Employment Agreement dated as of January 3, 2006, between Sykes Enterprises, Incorporated and Charles E. Sykes. (24)*

10.27	Stock Option Agreement dated as of March 15, 2002 between Sykes Enterprises, Incorporated and Charles E. Sykes. (14)*

10.28	Stock Option Agreement (Performance Accelerated Option) dated as of March 15, 2002 between Sykes Enterprises, Incorporated and Charles E. Sykes. (14)*

10.29	Employment Agreement dated as of March 6, 2005, between Sykes Enterprises, Incorporated and W. Michael Kipphut. (20)*

10.30	Stock Option Agreement dated as of October 1, 2001, between Sykes Enterprises, Incorporated and W. Michael Kipphut. (13)*

10.31	Employment Agreement dated as of April 4, 2006, between Sykes Enterprises, Incorporated and Jenna R. Nelson. (27)*

Exhibit
Number	Exhibit Description
10.32	Stock Option Agreement dated as of March 11, 2002 between Sykes Enterprises, Incorporated and Jenna R. Nelson. (14)*

10.33	Independent Subcontractor Agreement dated as of July 27, 2004 between Sykes Enterprises, Incorporated and Gerry L. Rogers. (21)*

10.34	First Amendment to Independent Subcontractor Agreement dated as of July 27, 2004 between Sykes Enterprises, Incorporated and Gerry L. Rogers. (21)*

10. 35	Stock Option Agreement dated as of March 11, 2002 between Sykes Enterprises, Incorporated and Gerry Rogers. (14)*

10.36	Stock Option Agreement dated as of October 1, 2001, between Sykes Enterprises, Incorporated and James T. Holder. (13)*

10.37	Amendment to Employment Agreement dated as of January 2, 2007, between Sykes Enterprises, Incorporated and James T. Holder. (32)*

10.38	First Amended and Restated Exhibit A to Employment Agreement dated as of January 3, 2008 between Sykes Enterprises, Incorporated and James T. Holder. (34)*

10.39	Employment Agreement dated as of January 3, 2006, between Sykes Enterprises, Incorporated and William N. Rocktoff. (24)*

10.40	Stock Option Agreement dated as of March 18, 2002 between Sykes Enterprises, Incorporated and William Rocktoff. (14)*

10.41	Stock Option Agreement dated as of March 18, 2002 between Sykes Enterprises, Incorporated and William Rocktoff. (15)*

10.42	Employment Agreement dated as of January 2, 2007 between Sykes Enterprises, Incorporated and James Hobby, Jr. (32)*

10.43	Employment Agreement dated as of January 3, 2006, between Sykes Enterprises, Incorporated and Daniel L. Hernandez. (24)*

10.44	First Amended and Restated Exhibit A to Employment Agreement dated as of January 3, 2008 between Sykes Enterprises, Incorporated and Daniel L. Hernandez. (34)*

10.45	Employment Agreement dated as of September 13, 2005 between Sykes Enterprises, Incorporated and David L. Pearson. (23)*

10.46	First Amended and Restated Exhibit A to Employment Agreement dated as of January 3, 2008 between Sykes Enterprises, Incorporated and David L. Pearson. (34)*

10.47	Employment Agreement dated as of January 3, 2006 between Sykes Enterprises, Incorporated and Lawrence R. Zingale. (24)*

10.48	Credit Agreement Among Sykes Enterprises, Incorporated and Keybank National Association and BNP Paribas dated March 15, 2004. (17)

10.49	Amendment No. 1 to Credit Agreement Among Sykes Enterprises, Incorporated and Keybank National Association and BNP Paribas dated October 18, 2004. (21)

10.50	Amendment No. 2 to Credit Agreement Among Sykes Enterprises, Incorporated and Keybank National Association and BNP Paribas dated May 25, 2005. (22)

10.51	Amendment No. 3 to Credit Agreement Among Sykes Enterprises, Incorporated and Keybank National Association and BNP Paribas dated December 15, 2006.

Exhibit
Number	Exhibit Description
10.52	Amendment No. 4 to Credit Agreement Among Sykes Enterprises, Incorporated and Keybank National Association and BNP Paribas dated May 4, 2007. (33)

10.53	Real Estate Purchase and Sale Agreement Between Sykes Realty, Inc.(as Seller) and Sage Aggregation, LLC (as Purchaser) Concerning Certain Properties Known as The Sykes Portfolio dated as of September 13, 2006. (30)

14.1	Code of Ethics. (16)

21.1	List of subsidiaries of Sykes Enterprises, Incorporated.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney relating to subsequent amendments (included on the signature page of this report).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to Section 1350.

*	Indicates management contract or compensatory plan or arrangement.

(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-2324) and incorporated herein by reference.

(2)	Filed as Exhibit 2.12 to the Registrant’s Form 10-K filed with the Commission on March 16, 1998, and incorporated herein by reference.

(3)	Filed as Exhibit 10 to the Registrant’s Form 10-Q filed with the Commission on July 28, 1998, and incorporated herein by reference.

(4)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 25, 1998, and incorporated herein by reference.

(5)	Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed with the Commission on October 23, 1997, and incorporated herein by reference.

(6)	Filed as Exhibit 3.2 to the Registrant’s Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.

(7)	Filed as Exhibit 10.19 to the Registrant’s Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.

(8)	Filed as Exhibit 10.23 to the Registrant’s Form 10-K filed with the Commission on March 29, 2000, and incorporated herein by reference.

(9)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 17, 2000, and incorporated herein by reference.

(10)	Filed as Exhibit 10.12 to Registrant’s Form 10-Q filed with the Commission on May 7, 2001, and incorporated herein by reference.

(11)	Filed as Exhibit 10.32 to Registrant’s Form 10-Q filed with the Commission on May 7, 2001, and incorporated herein by reference.

(12)	Filed as Exhibit 10.33 to Registrant’s Form 10-Q filed with the Commission on August 14, 2001, and incorporated herein by reference.

(13)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 15, 2002, and incorporated herein by reference.

(14)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on May 10, 2002, and incorporated herein by reference.

(15)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 10, 2004, and incorporated herein by reference.

(16)	Filed as an Exhibit to Registrant’s Proxy Statement for the 2004 annual meeting of shareholders filed with the Commission April 6, 2004.

(17)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 29, 2004, and incorporated herein by reference.

(18)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on August 9, 2004, and incorporated herein by reference.

(19)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2004, and incorporated herein by reference.

(20)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 8, 2005, and incorporated herein by reference.

(21)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 22, 2005, and incorporated herein by reference.

(22)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on May 31, 2005, and incorporated herein by reference.

(23)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on September 19, 2005, and incorporated herein by reference.

(24)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on January 5, 2006, and incorporated herein by reference.

(25)	Filed as an Exhibit to the Registrant’s Current Report on Form 10-K filed with the Commission on March 14, 2006, and incorporated herein by reference.

(26)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on April 4, 2006, and incorporated herein by reference.

(27)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 5, 2006, and incorporated herein by reference.

(28)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on May 31, 2006, and incorporated herein by reference.

(29)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2006, and incorporated herein by reference.

(30)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on September 19, 2006, and incorporated herein by reference.

(31)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2006, and incorporated herein by reference.

(32)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2007, and incorporated herein by reference.

(33)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on May 10, 2007, and incorporated herein by reference.

(34)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on January 8, 2008, and incorporated herein by reference.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 13th day of March 2008.

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

Signature	Title	Date

/s/ Paul L. Whiting Paul L. Whiting	Chairman of the Board	March 13, 2008

/s/ Charles E. Sykes Charles E. Sykes	President and Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2008

/s/ Furman P. Bodenheimer, Jr. Furman P. Bodenheimer, Jr.	Director	March 13, 2008

/s/ Mark C. Bozek Mark C. Bozek	Director	March 13, 2008

/s/ Lt. Gen. Michael P. Delong (Ret.) Lt. Gen. Michael P. Delong (Ret.)	Director	March 13, 2008

/s/ H. Parks Helms H. Parks Helms	Director	March 13, 2008

/s/ Iain A. Macdonald Iain A. Macdonald	Director	March 13, 2008

/s/ James S. MacLeod James S. MacLeod	Director	March 13, 2008

/s/ Linda F. McClintock-Greco M.D. Linda F. McClintock-Greco M.D.	Director	March 13, 2008

/s/ William J. Meurer William J. Meurer	Director	March 13, 2008

/s/ James K. Murray, Jr. James K. Murray, Jr.	Director	March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Sykes Enterprises, Incorporated
Tampa, Florida
We have audited the accompanying consolidated balance sheets of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sykes Enterprises, Incorporated and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
As discussed in Note 17 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007.
/s/ Deloitte & Touche LLP
Certified Public Accountants
Tampa, Florida
March 13, 2008

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
(In thousands, except per share data)	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$177,682	$158,580
Receivables, net	145,490	115,016
Prepaid expenses and other current assets	30,733	14,666
Short-term investments	17,827	—
Assets held for sale	—	509

Total current assets	371,732	288,771
Property and equipment, net	78,574	66,205
Goodwill, net	22,468	20,422
Intangibles, net	6,646	8,004
Deferred charges and other assets	26,055	32,171

	$505,475	$415,573

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21,588	$19,270
Accrued employee compensation and benefits	46,245	39,549
Deferred grants related to assets held for sale	—	332
Income taxes payable	4,592	5,445
Deferred revenue	31,822	30,724
Other accrued expenses and current liabilities	14,132	9,555

Total current liabilities	118,379	104,875
Deferred grants	10,329	10,811
Long-term income tax liabilities	6,269	—
Other long-term liabilities	5,177	8,414

Total liabilities	140,154	124,100

Commitments and contingencies (Note 21)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 45,537 and 45,254 shares issued	455	453
Additional paid-in capital	184,184	179,021
Retained earnings	195,203	158,058
Accumulated other comprehensive income	37,457	5,869
Treasury stock at cost: 4,697 shares and 4,703 shares	(51,978)	(51,928)

Total shareholders’ equity	365,321	291,473

	$505,475	$415,573

See accompanying notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,
(In thousands, except per share data)	2007	2006	2005
Revenues	$710,120	$574,223	$494,918

Operating expenses:
Direct salaries and related costs	451,280	365,602	309,604
General and administrative	206,009	176,701	160,470
Provision for regulatory penalties	1,312	—	—
Net (gain) loss on disposal of property and equipment	339	(13,683)	(1,778)
Reversal of restructuring and other charges	—	—	(314)
Impairment of long-lived assets	—	445	605

Total operating expenses	658,940	529,065	468,587

Income from operations	51,180	45,158	26,331

Other income (expense):
Interest income	6,257	6,785	2,559
Interest (expense)	(803)	(674)	(667)
Income from rental operations, net	—	1,200	940
Other income (expense)	(2,583)	(1,010)	(60)

Total other income (expense)	2,871	6,301	2,772

Income before provision (benefit) for income taxes	54,051	51,459	29,103

Provision (benefit) for income taxes:
Current	14,086	8,938	7,098
Deferred	106	198	(1,403)

Total provision (benefit) for income taxes	14,192	9,136	5,695

Net income	$39,859	$42,323	$23,408

Net income per share:
Basic	$0.99	$1.06	$0.60

Diluted	$0.98	$1.05	$0.59

Weighted average shares:
Basic	40,387	39,829	39,204

Diluted	40,699	40,219	39,536

See accompanying notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
	Common Stock		Additional		Other	Deferred
	Shares		Paid-in	Retained	Comprehensive	Stock	Treasury
(In thousands)	Issued	Amount	Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Balance at January 1, 2005	43,832	$438	$163,885	$92,327	$4,871	$—	$(51,486)	$210,035

Issuance of common stock	166	2	836	—	—	—	—	838
Issuance of common stock and restricted stock under equity award plans	11	—	953	—	—	(854)	(483)	(384)
Stock-based compensation expense	—	—	—	—	—	499	—	499
Comprehensive income (loss)	—	—	—	23,408	(8,306)	—	—	15,102

Balance at December 31, 2005	44,009	440	165,674	115,735	(3,435)	(355)	(51,969)	226,090
Reclassification of deferred stock compensation balance upon adoption of SFAS 123R	—	—	(355)	—	—	355	—	—
Issuance of common stock	660	8	4,334	—	—	—	—	4,342
Stock-based compensation expense	—	—	2,460	—	—	—	—	2,460
Excess tax benefit from stock- based compensation	—	—	2,355	—	—	—	—	2,355
Issuance of common stock and restricted stock under equity award plans	315	3	114	—	—	—	41	158
Modification of Deferred Compensation Plan	—	—	40	—	—	—	—	40
Issuance of common stock for business acquisition	270	2	4,399	—	—	—	—	4,401
Comprehensive income	—	—	—	42,323	10,348	—	—	52,671
Adjustment upon adoption of SFAS 158, net of tax	—	—	—	—	(1,044)	—	—	(1,044)

Balance at December 31, 2006	45,254	453	179,021	158,058	5,869	—	(51,928)	291,473
Adjustment upon adoption of FIN 48	—	—	—	(2,714)	—	—	—	(2,714)
Issuance of common stock	70	1	473	—	—	—	—	474
Stock-based compensation expense	—	—	4,171	—	—	—	—	4,171
Issuance of common stock and restricted stock under equity award plans	188	1	51	—	—	—	(50)	2
Issuance of common stock for business acquisition	25	—	468	—	—	—	—	468
Comprehensive income	—	—	—	39,859	31,588	—	—	71,447

Balance at December 31, 2007	45,537	$455	$184,184	$195,203	$37,457	$—	$(51,978)	$365,321

     See accompanying notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,859	$42,323	$23,408
Depreciation and amortization, net	25,235	24,747	25,943
Impairment of long-lived assets	—	445	605
Reversal of restructuring and other charges	—	—	(314)
Stock-based compensation expense	4,171	2,460	441
Deferred income tax provision (benefit)	106	198	(1,403)
Net (gain) loss on disposal of property and equipment	339	(13,683)	(1,778)
(Reversals of) termination costs associated with exit activities	(54)	721	697
Bad debt expense (reversals)	407	(600)	(649)
Unrealized (gain) on financial instruments, net	(542)	(105)	(59)
Amortization of discount on short-term investments	(292)	—	—
Amortization of actuarial losses on pension	43	—	—
Foreign exchange gain on liquidation of foreign entity	(13)	(48)	(366)
Changes in assets and liabilities:
Receivables	(23,912)	(20,816)	(795)
Prepaid expenses and other current assets	(2,796)	(533)	(507)
Deferred charges and other assets	1,424	(4,603)	(2,991)
Accounts payable	118	2,481	(946)
Income taxes receivable/payable	2,368	4,685	(470)
Accrued employee compensation and benefits	4,170	2,758	2,277
Other accrued expenses and current liabilities	723	(1,182)	1,424
Deferred revenue	(4,247)	5,153	2,167
Other long-term liabilities	1,142	371	1,485

Net cash provided by operating activities	48,249	44,772	48,169

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(31,472)	(19,420)	(9,910)
Cash paid for business acquisitions, net of cash acquired	(1,600)	(17,417)	(3,246)
Proceeds from sale of facilities	—	15,375	2,480
Proceeds from sale of property and equipment	128	183	184
Purchase of short-term investments	(17,535)	(213)	—
Investments in restricted cash	(368)	(4,510)	—
Proceeds from release of restricted cash	1,600	—	—
Other	(130)	(132)	(357)

Net cash used for investing activities	(49,377)	(26,134)	(10,849)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt	—	(381)	(78)
Proceeds from issuance of stock	474	4,342	838
Excess tax benefit from stock-based compensation	—	2,355	—
Proceeds from grants	248	531	—
Proceeds from short-term debt	242	—	—
Payments of short-term debt	(242)	—	—

Net cash provided by financing activities	722	6,847	760

Effects of exchange rates on cash	19,508	5,483	(4,336)

Net increase in cash and cash equivalents	19,102	30,968	33,744
CASH AND CASH EQUIVALENTS — BEGINNING	158,580	127,612	93,868

CASH AND CASH EQUIVALENTS — ENDING	$177,682	$158,580	$127,612

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$393	$420	$510
Cash paid during the year for income taxes	$12,148	$10,007	$10,006
     See accompanying notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
     Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES” or the “Company”) provides outsourced customer contact management solutions and services in the business process outsourcing (“BPO”) arena to companies, primarily within the communications, technology/consumer, financial services, healthcare, and transportation and leisure industries. SYKES provides flexible, high quality outsourced customer contact management services (with an emphasis on inbound technical support and customer service), which includes customer assistance, healthcare and roadside assistance, technical support and product sales to its client’s customers. Utilizing SYKES’ integrated onshore/offshore global delivery model, SYKES provides its services through multiple communications channels encompassing phone, e-mail, Web and chat. SYKES complements its outsourced customer contact management services with various enterprise support services in the United States that encompass services for a client’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, SYKES also provides fulfillment services including multilingual sales order processing via the Internet and phone, inventory control, product delivery and product returns handling. The Company has operations in two segments entitled (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, in which the client base is primarily companies in the United States that are using the Company’s services to support their customer management needs; and (2) EMEA, which includes Europe, the Middle East and Africa.
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
     The Company primarily recognizes its revenue from services as those services are performed, which is based on either a per minute, per call or per transaction basis, under a fully executed contractual agreement and records reductions to revenue for contractual penalties and holdbacks for failure to meet specified minimum service levels and other performance based contingencies. Revenue recognition is limited to the amount that is not contingent upon delivery of any future product or service or meeting other specified performance conditions.
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
     Cash and Cash Equivalents — Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash in the amount of $177.7 million and $158.6 million at December 31, 2007 and 2006, respectively, was primarily held in interest bearing investments, which have an average maturity of less than 90 days. Cash and cash equivalents of $166.4 million and $121.9 million at December 31, 2007 and 2006, respectively, were held in international operations and may be subject to additional taxes if repatriated to the United States.
     Allowance for Doubtful Accounts — The Company maintains allowances for doubtful accounts of $2.8 million and $2.5 million as of December 31, 2007 and 2006, or 1.9% and 2.2% of trade account receivables, respectively, for estimated losses arising from the inability of its customers to make required payments. The Company’s estimate is based on factors surrounding the credit risk of certain clients, historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change if the financial condition of the Company’s customers were to deteriorate, resulting in a reduced ability to make payments. Based on a review of the trade accounts receivables balances and activity, the Company recorded $0.4 million and reversed $0.6 million of the allowance for doubtful accounts during 2007 and 2006, respectively.
     Property and Equipment — Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Improvements to leased premises are amortized over the shorter of the related lease term or the estimated useful lives of the improvements. Cost and related accumulated depreciation on assets retired or disposed of are removed from the accounts and any resulting gains or losses are credited or charged to income. Depreciation expense was $24.8 million, $25.0 million and $27.7 million for 2007, 2006 and 2005, respectively. Property and equipment includes $2.9 million, $2.0 million and $0.7 million of additions included in accounts payable at December 31, 2007, 2006 and 2005, respectively. Accordingly, non-cash transactions have been excluded from the accompanying Consolidated Statements of Cash Flows for 2007, 2006 and 2005, respectively.
     The Company capitalizes certain costs incurred to internally develop software upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility were expensed as incurred. Capitalized internally developed software costs, net of accumulated amortization, were $0.5 million and $0.6 million at December 31, 2007 and 2006, respectively.
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
     Rent Expense —The Company has entered into several operating lease agreements, some of which contain provisions for future rent increases, rent free periods, or periods in which rent payments are reduced. The total amount of the rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease in accordance with SFAS No. 13 “Accounting for Leases,” Financial Accounting Standards Board (FASB) Technical Bulletin 88-1 “Issues Relating to Accounting for Leases,” and FASB Technical Bulletin 85-3 “Accounting for Operating Leases with Scheduled Rent Increases.”
     Investment in SHPS — The Company holds a 3.8% ownership interest in SHPS, Incorporated, which is accounted for at cost of approximately $2.1 million as of December 31, 2007 and 2006 and is included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets. (See Note 11.) The Company will record an impairment charge or loss if it believes the investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.
     Investments Held in Rabbi Trust —Securities held in a rabbi trust for a supplemental nonqualified executive retirement program, as more fully described in Note 23, Stock-Based Compensation, include the fair market value of debt and equity securities held in various mutual funds. The fair market value of these mutual funds, classified as trading securities in accordance with SFAS No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities”, is determined by quoted market prices and is adjusted to the current market price at the end of each reporting period. The net realized and unrealized gains and losses on trading securities are included in “Other income and expense” in the accompanying Consolidated Statements of Operations. For purposes of determining realized gains and losses, the cost of securities sold is based on specific identification.
     Short-term Investments — Short-term investments are investments in commercial paper, classified as held to maturity according to the provisions of SFAS 115, and have terms greater than three months, but less than one year, at the time of acquisition. These investments are carried at amortized cost.
     Goodwill — The Company accounts for goodwill under SFAS No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets with indefinite lives are not subject to amortization, but instead must be reviewed at least annually, and more frequently in the presence of certain circumstances, for impairment by applying a fair value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values, as appropriate. Under SFAS 142, the carrying value of assets is calculated at the lowest levels for which there are identifiable cash flows (the “reporting unit”). If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. The Company completed its annual goodwill impairment test during the third quarter of 2007 and determined that the carrying amount of goodwill was not impaired. The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time.
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
     Income Taxes — The Company accounts for income taxes under SFAS No. 109, (SFAS 109) “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities to reflect tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the accompanying Consolidated Financial Statements. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that the deferred tax assets will not be realized in accordance with criteria of SFAS 109.
     The Company evaluates tax positions that have been taken or are expected to be taken in its tax returns, and records a liability for uncertain tax positions in accordance with FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying Consolidated Financial Statements.

     Self-Insurance Programs — The Company self-insures for certain levels of workers’ compensation. Estimated costs of this self-insurance program are accrued at the projected settlements for known and anticipated claims. Self-insurance liabilities of the Company amounted to $0.6 million and $1.2 million at December 31, 2007 and 2006, respectively.
     Deferred Grants — Recognition of income associated with grants of land and the acquisition of property, buildings and equipment is deferred until after the completion and occupancy of the building and title has passed to the Company, and the funds have been released from escrow. The deferred amounts for both land and building are amortized and recognized as a reduction of depreciation expense included within general and administrative costs over the corresponding useful lives of the related assets. Amounts received in excess of the cost of the building are allocated to the cost of equipment and, only after the grants are released from escrow, recognized as a reduction of depreciation expense over the weighted average useful life of the related equipment, which approximates five years. Amortization of the deferred grants that is included as a reduction to “General and administrative” costs in the accompanying Consolidated Statements of Operations was approximately $1.1 million, $1.3 million and $2.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Upon sale of the related facilities, any deferred grant balance is recognized in full and is included in the gain on sale of property and equipment.
     In April 2006, the Company executed an agreement with a government entity in Ireland, which agreed to pay $0.8 million to the Company to provide 100 new permanent jobs (on or before December 31, 2008) in excess of the existing base employment as of December 31, 2004, subject to certain terms and conditions. These grants were awarded by the government for creating and maintaining permanent employment positions in Ireland for a period of at least five years. During October 2007 and December 2006, the Company received employment grants totaling $0.8 million for jobs created under this agreement. This amount is amortized and recorded in “General and administrative” in the Consolidated Statement of Operations using the proportionate performance model over the five-year employment period. At December 31, 2007, the Company’s relevant employment levels met or exceeded the base employment levels set by the government.
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
     Stock-Based Compensation — The Company has three stock-based compensation plans: the 2001 Equity Incentive Plan (for employees and certain non-employees), the 2004 Non-Employee Director Fee Plan (for non-employee directors), both approved by the shareholders, and the Deferred Compensation Plan (for certain eligible employees), which are discussed more fully in Note 23. Stock-based awards under these plans may consist of common stock, common stock units, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Company issues common stock and treasury stock to satisfy stock option exercises or vesting of stock awards.
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, (SFAS 123R), “Share-Based Payment”, for its stock-based compensation plans. In conjunction with the adoption of SFAS 123R on January 1, 2006, the Company also adopted the following: Staff Accounting Bulletin (SAB) 107, “Share-Based Payments”, which provides guidance on valuation methods available and other matters; Financial Accounting Standards Board (FASB) Staff Position No. 123 R-2 (SFAS 123R-2), “Practical Accommodation to the Application of Grant Date as Defined in SFAS 123R,” which provides guidance on the application of grant date; and FASB Staff Position SFAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share Based Payment Awards,” which provides for an elective alternative transition method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123R. The Company elected to use the alternative transition method in conjunction with the adoption of SFAS 123R. The adoption of SFAS 123R did not have a material effect on the Company’s income before provision for income taxes, net income, cash flows and basic and diluted earnings per share for the year ended December 31, 2006.

     In accordance with SFAS 123R, the Company recognizes in its income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Compensation expense for equity-based awards is recognized over the requisite service period, usually the vesting period, while compensation expense for liability-based awards (those usually settled in cash rather than stock) is measured to fair-value at each balance sheet date until the award is settled.
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

Year Ended
December 31,
2005
Net Income:
Net income as reported	$23,408
Add: Stock-based compensation included in reported net income, net of tax	441
Deduct: Stock-based compensation under the fair value method, net of tax	(1,090)

Pro forma net income	$22,759

Net Income Per Share:
Basic, as reported	$0.60
Basic, pro forma	$0.58
Diluted, as reported	$0.59
Diluted, pro forma	$0.58
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
     Fair Value of Financial Instruments — The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
•	Cash, Accounts Receivable, Short-term Investments, Investments Held in Rabbi Trust and Accounts Payable. The carrying values reported in the balance sheet for cash, accounts receivable, short-term investments, investments held in rabbi trust and accounts payable approximate their fair values.

•	Forward currency forward contracts. Forward currency forward contracts are recognized in the balance sheet at fair value based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions.

•	Long-Term Debt. The fair value of long-term debt, including the current portion thereof, is estimated based on the quoted market price for the same or similar types of borrowing arrangements. The carrying value of the Company’s long-term debt approximates fair value. (As of December 31, 2007 and 2006, the Company had no outstanding long-term debt.)
     Foreign Currency Translation — The assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is other than the U.S. Dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income, but is included in “Accumulated other comprehensive income (loss)”, which is reflected as a separate component of shareholders’ equity until the sale or until the complete or substantially complete liquidation of the net investment in the foreign subsidiary. Foreign currency transactional gains and losses are included in determining net income. Such gains and losses are included in “Other income (expense)” in the accompanying Consolidated Statements of Operations.
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
     All derivatives, including foreign currency forward contracts, are recognized in the balance sheet at fair value. Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions. On the date the derivative contract is entered into, the Company determines whether the derivative contract should be designated as a cash flow hedge. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are recorded in “Accumulated other comprehensive income (loss)”, until the forecasted underlying transactions occur. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction within “Revenues”. Cash flows from the derivative contracts are classified within “Cash flows from operating activities” in the accompanying Consolidated Statement of Cash Flows. Ineffectiveness is measured based on the change in fair value of the forward contracts and the fair value of the hypothetical derivatives with terms that match the critical terms of the risk being hedged. Hedge ineffectiveness is recognized within “Revenues”.
     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, the Company discontinues hedge accounting prospectively. At December 31, 2007, all hedges were determined to be highly effective.
     The Company also periodically enters into forward contracts that are not designated as hedges. The purpose of these derivative instruments is to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange rates. The Company records changes in the fair value of these derivative instruments within “Revenues”.
     Recent Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and should be applied prospectively. In February 2008, the FASB deferred the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, except those that are recognized or disclosed at fair value in the financial statements on an annual or more frequently recurring basis. The Company is currently evaluating the impact of adopting SFAS 157 on its financial condition, results of operations and cash flows.
     In November 2006, the EITF reached a tentative conclusion on Issue No. 06-10 (EITF 06-10), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 provides guidance on the employers’ recognition of assets, liabilities and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods. The effective date of EITF 06-10 is for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of adopting EITF 06-10 on its financial condition, results of operations and cash flows.
     In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115”, which permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions, as long as it is applied to the instrument in its entirety. SFAS 159 is effective for fiscal years beginning after November 15, 2007. As of January 1, 2008, the Company did not elect to use the fair value option for any of its financial assets and liabilities that are not currently recorded at fair value.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), “Business Combinations” and SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. However, the presentation and disclosure requirements of SFAS 160 shall be applied retrospectively for all periods presented. The Company is currently evaluating the impact of adopting the presentation and disclosure provisions of SFAS 160 on its financial condition, results of operations and cash flows.

Note 2. Acquisitions and Dispositions
     On March 1, 2005, the Company purchased the shares of Kelly, Luttmer & Associates Limited (“KLA”) located in Calgary, Alberta, Canada, which included net assets of approximately $0.2 million. KLA specializes in providing call center services for organizational health, employee assistance, occupational health, and disability management. The Company acquired these operations in an effort to broaden its operations in the healthcare sector, which resulted in the Company paying a premium for KLA resulting in recognition of goodwill. Total cash consideration paid was approximately $3.2 million based on foreign currency rates in effect at the date of the acquisition. The purchase price resulted in a purchase price allocation to net assets of $0.2 million, to purchased intangible assets of $2.4 million (primarily customer relationships) and to goodwill of $0.6 million. The results of operations of KLA have been included in the Company’s results of operations for its America’s segment beginning in the first quarter of 2005. Pro-forma results of operations, in respect to this acquisition, have not been presented because the effect of this acquisition was not material.
     On July 3, 2006, the Company completed the acquisition of all the outstanding shares of capital stock of Centro Interacción Multimedia, S.A. (“Apex”), an established customer contact management solutions and services provider headquartered in the City of Cordoba, Argentina. Apex serves clients in Argentina, Mexico and the United States. The results of operations of Apex have been included in the Company’s results of operations for its America’s segment beginning in the third quarter of 2006. Client programs range from in-bound customer care and help-desk/technical support to out-bound sales and cross selling within the business-to-consumer and certain business-to-business segments for Internet Service Providers, wireless carriers and credit card companies. The Company acquired these operations to broaden its operations in a growing market in the communications and financial services verticals, which resulted in the Company paying a premium for Apex resulting in recognition of goodwill. The purchase price for the shares was $27.4 million less $0.4 million, representing Apex’s obligations on certain of its capital leases as of the closing date, for a net purchase price of $27.0 million, eighty percent of which ($21.6 million) was paid in cash from offshore operations and twenty percent of which ($5.4 million) was paid by the delivery of 330,992 shares of the common stock of the Company, valued at $16.324 per share. Of the net purchase price of $27.0 million, $5.0 million was paid to an escrow account (eighty percent in cash and twenty percent in common stock) to secure the sellers’ indemnification obligations and to provide for a holdback of the purchase price until amounts billed by Apex to a major client reach established targets. In June 2007, the Company settled the contingency related to the holdback of a portion of the purchase price based upon amounts billed to a major client as amounts billed by Apex to the client reached the established targets. This settlement resulted in a payout of $1.6 million in cash and $0.5 million in common stock from the escrow account and an increase in the recorded amount of goodwill of $2.1 million. As of December 31, 2007, the remaining cash held in escrow of $2.4 million is included in “Prepaid expenses and other current assets” as restricted cash in the accompanying Consolidated Balance Sheet. At the end of a two-year escrow period, any portion of the cash and stock not retained to satisfy the holdback provisions of the purchase price will be returned to the sellers.
     We allocated the net purchase price of $27.0 million less the $5.0 million contingent purchase price held in escrow plus direct acquisition costs of $0.6 million, or $22.6 million, to the tangible assets, liabilities and intangible purchased assets based on their estimated fair values in accordance with SFAS No. 141, “Business Combinations.” The excess net purchase price over these fair values is recognized as goodwill, which is not expected to be deductible for tax purposes. These fair values are based on management’s estimates and assumptions, including variations of the income approach, the market approach and the cost approach, resulting in a purchase price allocation to net assets of $4.2 million, to goodwill of $14.4 million, to a deferred tax liability of $2.9 million and to purchased intangible assets of $6.9 million as detailed in the following table (in thousands):

		Weighted Average
		Amortization Period
Purchased Intangible Assets	Amount Assigned	(years)

Customer relationships	$5,500	6
Trade Name	1,000	5
Non-compete agreements	200	2
Other	165	3

Total	$6,865	6

     The purchase price allocation for the Apex acquisition resulted in the following condensed balance sheet as of the acquisition date (in thousands):

Amount
Cash and cash equivalents	$788
Receivables, net and other current assets	3,546

Total current assets	4,334
Property and equipment, net	4,718
Goodwill	14,392
Intangibles	6,865
Other long-term assets	133

$30,442

Current liabilities	$4,791
Long-term deferred tax liability	2,903
Other long-term liabilities	140

Total liabilities	7,834
Shareholders’ equity	22,608

$30,442

     The following unaudited pro forma data summarizes the combined results of operations of the Company and Apex for 2006 and 2005 as if the combination had been consummated on January 1, 2005.

	Years Ended December 31,
	2006	2005

Revenues	$588,280	$514,934
Income before provision for income taxes	$54,144	$30,379
Net income	$44,064	$24,165
Net income per diluted share	$1.10	$0.61
     Amortization expense, related to the purchased intangible assets resulting from the KLA and Apex acquisitions (other than goodwill), of $1.5 million, $1.0 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005 respectively, is included in “General and administrative” costs in the accompanying Consolidated Statements of Operations.
The following table presents the Company’s purchased intangible assets (in thousands) as of December 31, 2007:

				Weighted Average
		Accumulated		Amortization Period
	Gross Intangibles	Amortization	Net Intangibles	(years)
Customer relationships	$7,589	$1,762	$5,827	8
Trade Name	979	293	686	5
Non-compete agreements	724	675	49	2
Other	270	186	84	3

	$9,562	$2,916	$6,646	7

The following table presents the Company’s purchased intangible assets (in thousands) as of December 31, 2006:

				Weighted Average
		Accumulated		Amortization Period
	Gross Intangibles	Amortization	Net Intangibles	(years)
Customer relationships	$7,428	$692	$6,736	8
Trade Name	1,008	101	907	5
Non-compete agreements	653	464	189	2
Other	259	87	172	3

	$9,348	$1,344	$8,004	7

     The Company’s estimated future amortization expense for the five succeeding years is as follows (in thousands):

Years Ending December 31,	Amount
2008	$1,347
2009	$1,267
2010	$1,240
2011	$1,142
2012	$596
     Changes in goodwill, within the America’s segment, consist of the following (in thousands):

Amount
Balance at December 31, 2005	$5,918
Acquisition of Apex	14,392
Foreign currency translation	112

Balance at December 31, 2006	20,422
Contingent payment for Apex acquisition	2,068
Foreign currency translation	(22)

Balance at December 31, 2007	$22,468

Note 3. Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company’s credit concentrations are limited due to the wide variety of customers and markets in which the Company’s services are sold. See Note 6 - Forward Contracts, for a discussion of the Company’s credit risk relating to financial derivative instruments.
Note 4. Receivables
     Receivables consist of the following (in thousands):

	December 31,
	2007	2006
Trade accounts receivable	$144,165	$115,848
Income taxes receivable	549	266
Other	3,589	1,436

	148,303	117,550
Less allowance for doubtful accounts	2,813	2,534

	$145,490	$115,016

Note 5. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2007	2006

Forward contracts (Note 6)	$8,372	$—
Deferred tax asset (Note 17)	5,780	5,385
Inventory, at cost	3,486	1,229
Restricted cash (Note 2)	3,132	302
Investments held in Rabbi Trust (Note 7)	1,405	1,014
Prepaid rent	1,534	1,395
Prepaid maintenance	2,117	1,435
Prepaid insurance	933	485
Prepaid other	3,974	3,421

	$30,733	$14,666

Note 6. Forward Contracts
     The Company had derivative assets and liabilities related to outstanding forward contracts, designated as cash flow hedges, maturing within 12 months, consisting primarily of Philippine peso contracts with a notional value of $97.2 million at December 31, 2007. As of December 31, 2007, the Company had $8.4 million of these derivative instruments classified as “Prepaid expenses and other current assets” and $0.1 million as “Other accrued expenses and current liabilities”. A total of $5.0 million of deferred gains on the derivative instruments, net of taxes of $2.7 million, as of December 31, 2007 were included in “Accumulated other comprehensive income (loss)”, a component of shareholders’ equity. Net gains of $6.1 million from settled derivative instruments for 2007 were reclassified from “Accumulated other comprehensive income (loss)” to “Revenues” (none in 2006 or 2005). The deferred gain expected to be reclassified to “Revenues” from “Accumulated other comprehensive income (loss)” during the next 12 months is $5.0 million. However this amount and other future reclassifications from “Accumulated other comprehensive income (loss)” will fluctuate with movements in the underlying market price of the forward contracts.
     During 2007, the Company recognized in “Revenues” a loss of $1.1 million related to changes in the fair value of the forward contracts attributable to the difference in the spot and forward exchange rates, which was excluded from the assessment of hedge effectiveness. In addition, during 2007, the Company recognized gains related to hedge ineffectiveness of $1.8 million which was reclassified from “Accumulated other comprehensive income (loss)” to “Revenues”.
     In February 2008, we entered into additional forward contracts to acquire a total of PHP 1.1 billion through March 2009 at fixed prices of $26.0 million U.S.
     During 2007, we also entered into and settled forward contracts to purchase PHP 385.3 million and CAD 2.5 million at fixed prices of $8.0 million and $2.5 million, respectively. Since these contracts were not designated as accounting hedges, they were accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized in the current period. As a result, we recognized immaterial gains and losses related to these contracts, which are included in “Revenues” in the accompanying Consolidated Statement of Operations for 2007. As of December 31, 2007, the Company had derivative liabilities of $0.1 million related to outstanding forward contracts, not designated as hedges, maturing within three months, with a notional value of $0.9 million consisting primarily of Canadian dollar forward contracts.

Note 7. Investments Held in Rabbi Trust
     The Company’s Investments Held in Rabbi Trust, classified as trading securities and included in “Prepaid expenses and other current assets” in the accompanying Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	December 31, 2007		December 31, 2006
	Cost	Fair Value	Cost	Fair Value

Mutual funds	$1,196	$1,405	$851	$1,014
     Investments Held in Rabbi Trust were comprised of mutual funds, 84% of which are equity-based and 16% were debt-based at December 31, 2007. Investment income, included in “Other income (expense)” in the accompanying Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 consists of the following (in thousands):

	December 31,
	2007	2006

Gross realized gains from sale of trading securities	$2	$20
Gross realized losses from sale of trading securities	(4)	(2)
Dividend and interest income	124	56
Net unrealized holding gains (losses)	(71)	30

Net investment income	$51	$104

Note 8. Short-term Investments
     As of December 31, 2007, the Company had short-term investments of $17.8 million in commercial paper (none as of December 31, 2006) with a remaining maturity of less than one year. Short-term investments are carried at amortized cost, which approximates fair value. Therefore, there were no significant unrecognized holding gains or losses.
Note 9. Assets Held for Sale
     As of December 31, 2006, assets held for sale with a carrying value of $0.5 million consisted of vacant land neighboring the four third party leased U.S. customer contact management centers sold in September 2006. (See Note 10, Property and Equipment). Related to these assets are deferred grants of $0.3 million as of December 31, 2006, which are included in “Deferred grants related to assets held for sale” in the accompanying Consolidated Balance Sheet. As of December 31, 2007, these assets (and the related deferred grants) were not sold within one year and are no longer classified as held for sale. The amounts have been reclassified to “Property and Equipment” and “Deferred Grants” in the accompanying Consolidated Balance Sheet.
Note 10. Property and Equipment
     Property and equipment consist of the following (in thousands):

	December 31,
	2007	2006

Land	$4,262	$3,589
Buildings and leasehold improvements	52,770	45,208
Equipment, furniture and fixtures	192,170	174,084
Capitalized software development costs	2,692	5,081
Transportation equipment	701	690
Construction in progress	258	1,583

	252,853	230,235
Less accumulated depreciation	174,279	164,030

	$78,574	$66,205

     In April 2005, the Company sold the land and building related to its Greeley, Colorado facility for $2.4 million cash, resulting in a net gain of $1.7 million. The net book value of the facilities of $1.4 million was offset by the related deferred grants of $0.7 million.
     In September 2006, the Company sold the land and buildings of four U.S. customer contact management centers to an unrelated third party for cash totaling $14.6 million, net of selling costs, resulting in a net gain of $13.9 million. The net book value of these facilities of $6.3 million and other related assets of $0.5 million were offset by the related deferred grants of $6.1 million.
     During 2006, the Company recorded a $0.3 million impairment charge for property and equipment in one of its underutilized European customer contact management centers. This impairment charge represented the amount by which the carrying value of the assets exceeded the estimated fair value of those assets which cannot be redeployed to other locations. Additionally, in 2006, the Company recorded an impairment charge of $0.1 million for property and equipment no longer used in one of its Philippine facilities. Based on the Company’s evaluation for impairment, as of December 31, 2007, the Company determined that its property and equipment was not impaired.
     In September 2005, the Company withdrew its plans to sell the Perry, Kentucky facility due to increased demand for customer care management services from new and existing clients in the United States. As a result, the net carrying value of $4.5 million of land, building and equipment related to this site was reclassified from “Assets held for sale” to “Property and Equipment”. The net carrying value of $4.5 million was offset by a related deferred grant in the amount of $1.9 million. The Company also recaptured the related depreciation, net of grant amortization of $0.7 million in 2005. In connection with the decision to reopen the Perry, Kentucky facility, certain assets held for sale at this facility, which were not redeployed to other locations, were deemed impaired, written down to fair value and subsequently sold for a nominal fee resulting in an impairment charge of $0.5 million in 2005. The Perry facility was placed back into service in August 2007.
     In 2005, in connection with the plan of migration of the call volumes of the customer contact management services and related operations from the Company’s Bangalore, India facility, a component of the Americas segment, to other facilities as discussed in Note 18, the Company redeployed property and equipment located in India totaling approximately $1.8 million and recorded an asset impairment charge of $0.7 million for certain property and equipment in India as of December 31, 2004. Upon completion of the redeployment of the property and equipment from the India facility, the Company recorded an additional asset impairment charge of $0.1 million in September 2005.
Note 11. Deferred Charges and Other Assets
     Deferred charges and other assets consist of the following (in thousands):

	December 31,
	2007	2006

Non-current deferred tax asset (see Note 17)	$14,757	$16,910
Non-current value added tax receivable	6,394	5,750
Restricted cash (see Notes 2 and 21)	923	4,533
Investment in SHPS, Incorporated, at cost	2,089	2,089
Other	1,892	2,889

	$26,055	$32,171

Note 12. Accrued Employee Compensation and Benefits
     Accrued employee compensation and benefits consist of the following (in thousands):

	December 31,
	2007	2006

Accrued compensation	$17,971	$11,212
Accrued bonus and commissions	8,358	7,762
Accrued vacation	9,019	8,930
Accrued employment taxes	7,535	7,372
Other	3,362	4,273

	$46,245	$39,549

Note 13. Deferred Revenue
The components of deferred revenue consist of the following (in thousands):

	December 31,
	2007	2006

Future service	$28,571	$25,403
Penalties and holdbacks	3,251	5,321

	$31,822	$30,724

Note 14. Other Accrued Expenses and Current Liabilities
     Other accrued expenses and current liabilities consist of the following (in thousands):

	December 31,
	2007	2006

Accrued legal and professional fees	$3,291	$2,739
Accrued roadside assistance claim costs	2,042	1,801
Deferred tax liability (Note 17)	2,867	75
Accrued telephone charges	640	441
Accrued rent	518	564
Forward contracts (Note 6)	188	—
Other	4,586	3,935

	$14,132	$9,555

Note 15. Borrowings
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
     The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at the Company’s option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 1.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 1.25%. In addition, a commitment fee of up to 0.25% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2010, are secured by a pledge of 65% of the stock of each of the Company’s active direct foreign subsidiaries. The Credit Facility prohibits the Company from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings in 2007 and no outstanding balances as of December 31, 2007, with $50.0 million availability on the Credit Facility.
Note 16. Accumulated Other Comprehensive Income (Loss)
     The Company presents data in the Consolidated Statements of Changes in Shareholders’ Equity in accordance with SFAS No. 130 (SFAS 130), “Reporting Comprehensive Income.” SFAS 130 establishes rules for the reporting of comprehensive income (loss) and its components. The components of other accumulated comprehensive income (loss) consist of the following (in thousands):

	Foreign	Unrealized	Unrealized Gain
	Currency	Actuarial Gain	(Loss) on Cash
	Translation	(Loss) Related to	Flow Hedging
	Adjustment	Pension Liability	Instruments	Total

Balance at January 1, 2005	$4,871	$—	$—	$4,871
Pre tax amount	(8,540)	—	—	(8,540)
Reclassification to net income	234	—	—	234

Balance at December 31, 2005	(3,435)	—	—	(3,435)
Pre tax amount	10,396	(1,607)	—	8,789
Tax benefit	—	563	—	563
Reclassification to net income	(48)	—	—	(48)

Balance at December 31, 2006	6,913	(1,044)	—	5,869
Pre tax amount	23,195	4,166	13,821	41,182
Tax provision	—	(803)	(2,693)	(3,496)
Reclassification to net income	(13)	43	(6,128)	(6,098)
Foreign currency translation	197	(197)	—	—

Balance at December 31, 2007	$30,292	$2,165	$5,000	$37,457

     Earnings associated with the Company’s investments in its subsidiaries are considered to be permanently invested and no provision for income taxes on those earnings or translation adjustments has been provided.
Note 17. Income Taxes
     The income (loss) before provision (benefit) for income taxes includes the following components (in thousands):

	Years Ended December 31,
	2007	2006	2005

Domestic (U.S., state and local)	$(7,426)	$555	$(1,864)
Foreign	61,477	50,904	30,967

Total income before provision for income taxes	$54,051	$51,459	$29,103

     Significant components of the income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Current:
U.S. federal	$403	$107	$—
State and local	66	—	—
Foreign	13,617	8,831	7,098

Total current provision for income taxes	14,086	8,938	7,098

Deferred:
U.S. federal	57	977	—
State and local	7	(94)	—
Foreign	42	(685)	(1,403)

Total deferred (benefit) provision for income taxes	106	198	(1,403)

Total provision for income taxes	$14,192	$9,136	$5,695

     The temporary differences that give rise to significant portions of the deferred income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Accrued expenses	$(957)	$(3,118)	$380
Net operating loss and tax credit carryforwards	1,465	(3,315)	759
Depreciation and amortization	435	478	(427)
Deferred revenue	398	(333)	(310)
Deferred statutory income	(631)	163	(576)
Valuation allowance	(1,244)	6,460	(1,584)
Other	640	(137)	355

Total deferred provision (benefit) for income taxes	$106	$198	$(1,403)

     The reconciliation of income tax provision computed at the U.S. federal statutory tax rate to the Company’s effective income tax provision is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Tax at U.S. statutory rate	$18,917	$18,011	$10,186
State income taxes, net of federal tax benefit	3	(173)	(36)
Tax holidays	(6,499)	(7,544)	(2,265)
Change in valuation allowance, net of related adjustments	2,640	2,659	1,487
Foreign rate differential	(7,025)	(3,859)	(4,019)
Changes in uncertain tax positions	1,087	—	—
Permanent differences	3,124	(670)	(337)
Foreign withholding and other taxes	1,344	849	631
Other	601	(137)	48

Total provision for income taxes	$14,192	$9,136	$5,695

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes. A provision for income taxes has not been made for the undistributed earnings of foreign subsidiaries of approximately $325.1 million at December 31, 2007, that are permanently reinvested in foreign business operations. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable. The Company repatriated $12.0 million from its foreign subsidiaries in 2007. The amount was primarily previously taxed income to the U.S.
     The Company has been granted tax holidays in the Philippines, El Salvador, India and Costa Rica. The tax holidays have various expiration dates primarily from 2008 through 2018. Upon expiration, the Company intends to seek renewals of these tax holidays, where possible. The Company’s tax holidays decreased the provision for income taxes by $6.5 million ($0.16 per diluted share), $7.5 million ($0.19 per diluted share) and $2.3 million ($0.06 per diluted share) for the years ended December 31, 2007, 2006 and 2005 respectively.
     The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2007 and 2006, respectively, are presented below (in thousands):

	December 31,
	2007	2006

Deferred tax assets:
Accrued expenses	$6,042	$5,146
Net operating loss and tax credit carryforwards	44,078	46,586
Depreciation and amortization	10,369	11,016
Deferred revenue	2,638	3,036
Valuation allowance	(34,023)	(35,267)

	29,104	30,517

Deferred tax liabilities:
Accrued liabilities	(1,259)	(1,259)
Depreciation and amortization	(9,430)	(9,642)
Deferred statutory income	(4,952)	(2,089)

	(15,641)	(12,990)

Net deferred tax assets	$13,463	$17,527

	December 31,
	2007	2006

Classified as follows:
Prepaid expenses and other current assets (Note 5)	$5,780	$5,385
Deferred charges and other assets (Note 11)	14,757	16,910
Other accrued expenses and current liabilities (Note 14)	(2,867)	(75)
Other long-term liabilities	(4,207)	(4,693)

Net deferred tax assets	$13,463	$17,527

     SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2007, management has determined that a valuation allowance of approximately $34.0 million is necessary to reduce U.S. deferred tax assets by $10.4 million and foreign deferred tax assets by $23.6 million.
     There is approximately $133.2 million of the income tax loss carryforwards at December 31, 2007 of which $90.6 million relates to foreign operations and $42.6 million relates to the U.S., with varying expiration dates. For U.S. purposes, a net operating loss carryforward of approximately $42.6 million as well as $3.9 million of tax credits are available at December 31, 2007 for carryforward, with the latest expiration date ending December 31, 2025. Of this $42.6 million carryforward, $10.1 million is limited as it relates to net operating loss carryforwards of a domestic subsidiary acquired in prior years. For foreign purposes, $60.6 million of the net operating loss carryforwards have an indefinite expiration date and the remaining $30.0 million net operating loss carryforwards have varying expiration dates through December 2029
     The Company is currently under examination by the U.S. Internal Revenue Service for certain tax years. An examination of the Company’s U.S. tax returns through July 31, 2002 was concluded with a “no change” result. The tax years ended July 31, 2003, December 31, 2003 and December 31, 2004 are in their final stages and the Company is not aware of any proposed changes for any year. Certain German subsidiaries of the Company are under appeal from prior examination results by the German tax authorities for periods covering 1996 through 2000. For tax years 2001 through 2004, audit results have been agreed upon with its German partnership entities in December 2007. This result was the first step in a two-step process that involves two German entities. The conclusion of the second step is anticipated for the first quarter of 2008. No material adjustments are anticipated at the final resolution of this two step audit process. Additionally, certain Canadian subsidiaries are under examination by Canadian tax authorities for the tax years covering 2002 through 2003 and a Philippine subsidiary is being audited by the Philippine tax authorities for tax years 2004 through 2006. The Company’s Scotland subsidiaries are under audit for the tax year 2005. The Indian tax authorities have issued an assessment for the tax year ended March 31, 2004 and are also examining the tax year ended March 31, 2005.
     The Company adopted the provisions of FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, on January 1, 2007 and recognized a $2.7 million liability for unrecognized income tax benefits, including interest and penalties, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. This adjustment to the beginning balance of retained earnings includes $1.3 million related to transfer pricing penalties that may be applicable in connection with an income tax audit of our Indian subsidiary.
     As of December 31, 2006, prior to the adoption of FIN 48, the Company had a contingent income tax liability of $4.2 million, consisting of amounts for subsidiaries located in both the Americas and EMEA segments that are accounted for in “Income taxes payable” in the accompanying Consolidated Balance Sheet.
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
     As of December 31, 2007, the Company had $5.4 million of unrecognized tax benefits, a net decrease of $3.7 million from $9.1 million as of January 1, 2007. This decrease relates primarily to the recognition of tax benefits as a result of a favorable lower court ruling in 2007. This net decrease of $3.7 million had no impact on the effective tax rate as it was offset by a full valuation allowance. If the Company recognized these tax benefits, approximately $5.1 million and related interest and penalties would favorably impact the effective tax rate. The Company believes it is reasonably possible that its unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $1.0 million due to transfer pricing and the classification of tax attributes related to intercompany accounts that will be resolved under audit or appeal in various tax jurisdictions.
     The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had $3.0 million and $2.4 million accrued for interest and penalties as of December 31, 2007 and January 1, 2007, respectively. Of the accrued interest and penalties at December 31, 2007 and January 1, 2007, $2.2 million and $1.8 million, respectively, relate to statutory penalties. The amount of interest and penalties recognized in the accompanying Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 was $0.6 million and $0.6 million, respectively.
     The tabular reconciliation of the amounts of unrecognized net tax benefits for the year ended December 31, 2007 is presented below (in thousands):

Amount
Gross unrecognized tax benefits as of January 1 2007 (date of adoption)	$9,095
Prior period tax position decreases	(4,110)
Current period tax position increases	220
Decrease from settlements with tax authorities	(233)
Foreign currency translation	386

Gross unrecognized tax benefits as of December 31, 2007	$5,358

     The Company files income tax returns in the U.S. and foreign jurisdictions. The following table presents the major tax jurisdictions and tax years that are open as of December 31, 2007 and subject to examination by the respective tax authorities:

Tax Jurisdiction	Tax Year Ended

Canada	2002 to present
Costa Rica	2003 to present
Germany	1996 to present
India	2003 to present
Philippines	2004 to present
Scotland	2001 to present
United States	(1997 to 1999)* and 2002 to present

*	These tax years are open to the extent of the Net Operating Loss carryforward amount.
Note 18. Termination Costs Associated With Exit Activities
     On November 3, 2005, the Company committed to a plan (the “Plan”) to reduce its workforce by approximately 200 people in one of its European customer contact management centers in Germany in response to the October 2005 contractual expiration of a technology client program, which generated annual revenues of approximately $12.0 million. The Company substantially completed the Plan by the end of the third quarter of 2007. Total charges related to the Plan were $1.4 million. These charges include approximately $1.2 million for severance and related costs and $0.2 million for other exit costs. The Company ceased using certain property and equipment estimated at $0.2 million, and depreciated these assets over a shortened useful life, which approximated eight months. As a result, the Company recorded additional depreciation of approximately $0.2 million during 2006. The Company reversed previously accrued termination costs of less than $0.1 million in “Direct salaries and related costs” in the accompanying Consolidated Statement of Operations for 2007 due to a change in estimate. Termination costs of $0.7 million are included in “Direct salaries and related costs” for 2006. Cash payments related to termination costs made totaled $0.6 million and $0.6 million for 2007 and 2006, respectively. Termination costs to date approximate $1.2 million as of December 31, 2007 with cash payments to date of $1.2 million.
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
Note 19. Restructuring and Other Charges
2002 Charges
     In October 2002, the Company approved a restructuring plan to close and consolidate two U.S. and three European customer contact management centers, to reduce capacity within the European fulfillment operations and to write-off certain specialized e-commerce assets primarily in response to the October 2002 notification of the contractual expiration of two technology client programs in March 2003 with approximate annual revenues of $25.0 million. The restructuring plan was designed to reduce costs and bring the Company’s infrastructure in-line with the current business environment. Related to these actions, the Company recorded restructuring and other charges in 2002 of $20.8 million primarily for the write-off of certain assets, lease termination and severance costs. In connection with the 2002 restructuring, the Company reduced the number of employees by 470 during 2002 and 330 during 2003. The plan was substantially completed by the end of 2003.
     In connection with the contractual expiration of the two technology client contracts previously mentioned, the Company also recorded additional depreciation expense of $1.2 million in 2002 and $1.3 million in 2003 primarily related to a specialized technology platform, which was no longer utilized upon the expiration of the contracts in March 2003.
     The following tables summarize the 2002 plan accrued liability for restructuring and other charges and related activity in 2005 and 2002 to 2004 (in thousands) (no activity in 2007 or 2006):

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	December 31,
	2005	Outlays	Changes(1)	2005

Severance and related costs	$106	$(34)	$(72)	$—
Other restructuring costs	285	(43)	(242)	—

	$391	$(77)	$(314)	$—

	Balance at			Other		Balance at
	January 1,		Cash	Non-Cash		December 31,
	2002	Charges	Outlays	Changes		2004

Severance and related costs	$—	$5,012	$(4,132)	$(774	)(3)	$106
Lease termination costs	—	1,827	(1,886)	59	(2,4)	—
Write-down of property, equipment and capitalized costs	—	12,017	—	(12,017)		—
Other restructuring costs	—	1,958	(1,806)	133	(5)	285

	$—	$20,814	$(7,824)	$(12,599)		$391

(1)	During 2005, the Company reversed $0.3 million related to severance and related costs and certain other closing costs associated primarily with the closure of certain European contact management centers.

(2)	During 2004, the Company reversed $0.1 million related to the remaining lease termination and closing costs for two of its European customer contact management centers and one European fulfillment center.

(3)	During 2003, the Company reversed $0.8 million of the severance accrual related to the final termination settlement for the closure of two of its European customer contact management centers and one European fulfillment center.

(4)	During 2003, the Company recorded $0.1 million in additional lease termination costs primarily related to the final settlement of the lease for one of its European customer contact management centers.

(5)	During 2003, the Company recorded $0.3 million in additional site closure costs related to one of its European customer contact management centers offset by $0.1 million for the reversal of the remaining site closure costs for its Galashiels, Scotland print facility and its Scottsbluff, Nebraska facility, which were both sold in 2003.
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
     The following tables summarize the 2000 plan accrued liability for restructuring and other charges and related activity in 2005 and 2000 to 2004 (in thousands) (no activity in 2007 or 2006):

	Balance at		Other	Balance at
	January 1,	Cash	Non-Cash	December 31,
	2005	Outlays	Changes	2005

Severance and related costs	$87	$(87)	$—	$—

	Balance at			Other		Balance at
	January 1,		Cash	Non-Cash		December 31,
	2000	Charges	Outlays	Changes		2004

Severance and related costs	$—	$3,974	$(3,812)	$(75	)(2,3)	$87
Lease termination costs	—	5,404	(5,284)	(120	)(1)	—
Write-down of property, equipment	—	14,191	—	(14,191)		—
Write-down of intangible assets	—	6,086	—	(6,086)		—
Other restructuring costs	—	813	(813)	—		—

	$—	$30,468	$(9,909)	$(20,472)		$87

(1)	During 2003, the Company reversed accruals related to the final settlement of lease termination costs.

(2)	During 2002, the Company recorded $0.2 million in additional severance and related costs primarily due to delays in closing its U.S. fulfillment center, which increased the cash outlay requirements for severance.

(3)	During 2001, the Company reduced the original severance accrual by $0.3 million for severance payments due to the Company’s former president.

Note 20. Earnings Per Share
     Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options, stock appreciation rights, restricted stock, common stock units and shares held in a rabbi trust using the treasury stock method. For the years ended December 31, 2007, 2006 and 2005, the impact of outstanding options to purchase shares of common stock and stock appreciation rights of 0.1 million, 0.1 million and 0.5 million, respectively, were antidilutive and were excluded from the calculation of diluted earnings per share.
     The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Basic:
Weighted average common shares outstanding	40,387	39,829	39,204
Diluted:
Dilutive effect of stock options, stock appreciation rights, common stock units and shares held in a rabbi trust	312	390	332

Total weighted average diluted shares outstanding	40,699	40,219	39,536

     On August 5, 2002, the Company’s Board of Directors authorized the Company to purchase up to three million shares of its outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors such as, including but not limited to, the stock price and general market conditions. During 2007, 2006 and 2005, the Company made no purchases under the 2002 repurchase program. Subsequent to December 31, 2007, the Company cancelled all of its Treasury Stock. The cancellation of the Treasury Stock did not impact the Company’s results of operations.
Note 21. Commitments and Contingencies
     The Company leases certain equipment and buildings under operating leases having original terms ranging from one to twenty-five years, some with options to cancel at varying points during the lease. The building leases contain up to two five-year renewal options. Rental expense under operating leases for the years ended December 31, 2007, 2006 and 2005 was approximately $20.4 million, $17.3 million, and $16.5 million, respectively.
     The following is a schedule of future minimum rental payments under operating leases having a remaining non-cancelable term in excess of one year subsequent to December 31, 2007 (in thousands):

Total
Year Ending December 31,	Amount

2008	$14,892
2009	6,431
2010	4,546
2011	2,592
2012	1,824
Thereafter	8,299

Total minimum payments required	$38,584

     A lease agreement, relating to the Company’s customer contact management center in Ireland, contains a cancellation clause which requires the Company, in the event of cancellation, to restore the facility to its original state at an estimated cost of $0.7 million as of December 31, 2007 and pay a cancellation fee of $0.6 million, which approximates two annual rental payments under the lease agreement. As of December 31, 2007, the Company had no plans to cancel this lease agreement. Therefore, the Company does not expect to make any payments under this agreement and, accordingly, has not recorded a liability in the accompanying Consolidated Balance Sheets.
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
     The following is a schedule of future minimum purchases remaining under the agreements as of December 31, 2007 (in thousands):

Total
Year Ending December 31,	Amount

2008	$6,330
2009	1,526
2010	1,173
2011	1,154

Total minimum payments required	$10,183

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
     The Company has previously disclosed regulatory sanctions assessed against our Spanish subsidiary relating to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. In order to appeal these claims, the Company issued a bank guarantee of $0.9 million. As of December 31, 2007, the Company included the bank guarantee as restricted cash in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheet. The Company will continue to vigorously defend these matters. However, due to further progression of several of these claims within the Spanish court system, and based upon opinion of legal counsel regarding the likely outcome of several of the matters before the courts, the Company accrued a provision in the amount of $1.3 million as of December 31, 2007 under SFAS No. 5, “Accounting for Contingencies” because management now believes that a loss is probable and the amount of the loss can be reasonably estimated as to three of the subject claims. There are two other related claims, one of which is currently under appeal, and the other of which is in the early stages of investigation, but the Company has not accrued any amounts related to either of those claims because management does not currently believe a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to those two claims.
     The Company from time to time is involved in other legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s financial position or results of operations.

Note 22. Pension and Other Post-Retirement Benefits
Defined Benefit Pension Plan
     The Company sponsors a non-contributory defined benefit pension plan (the “Pension Plan”) for its employees in the Philippines. The Pension Plan provides defined benefits based on years of service and final salary. All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plan. As of December 31, 2007, the Pension Plan was unfunded. The Company does not expect to make cash contributions to its Pension Plan during 2008.
     The following tables provide a reconciliation of the change in the benefit obligation for the Pension Plan and the net amount recognized in the accompanying Consolidated Balance Sheets (in thousands):

	For the Years Ended
	December 31,
	2007	2006

Beginning benefit obligation	$3,455	$1,548
Service cost[1]	(9)	348
Interest cost	305	188
Actuarial (gain) loss	(4,166)	1,170
Effect of foreign currency translation	768	201

Ending benefit obligation	$353	$3,455

Unfunded status	$(353)	$(3,455)

Net amount recognized	$(353)	$(3,455)

[1]	Service cost for 2007 includes a change in estimate for the assumptions related to the employee turnover rate.
     The net amount recognized consists of accrued benefit costs of $0.4 million and $3.5 million as of December 31, 2007 and 2006, respectively, and is included in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.
     Weighted-average actuarial assumptions used to determine the benefit obligations and net periodic benefit cost for the Pension Plan were as follows:

	For the Years Ended
	December 31,
	2007	2006	2005
Discount rate	8.3%	8.3%	12.0%
Rate of compensation increase	5.0% — 10.0%	8.0%	8.0%
     The Company evaluates these assumptions on a periodic basis taking into consideration current market conditions and historical market data. The discount rate is used to calculate expected future cash flows at a present value on the measurement date, which is December 31. This rate represents the market rate for high-quality fixed income investments. A lower discount rate would increase the present value of benefit obligations. Other assumptions include demographic factors such as retirement, mortality and turnover.
     The following table provides information about the net periodic benefit cost and other accumulated comprehensive income for the Pension Plan (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Service cost	$(9)	$348	$320
Interest cost	305	188	101
Recognized actuarial losses	43	7	—

Net periodic benefit cost	339	543	421
Unrealized net actuarial (gain) loss, net of tax	(2,165)	1,044	—

Total recognized in net periodic benefit cost and other accumulated comprehensive income	$(1,826)	$1,587	$421

     The estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

Year Ending December 31,	Amount

2008	$—
2009	$—
2010	$2
2011	$3
2012	$—
2013 through 2017	$199
     In December 2006, the Company adopted the recognition provisions of SFAS No. 158 (“SFAS 158”) “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” resulting in a $1.0 million non-cash charge to equity related to unrealized actuarial losses, net of tax of $0.6 million, and a $1.6 million non-cash increase in other long-term liabilities, which represents the Pension Plan’s underfunded status. The Company expects to recognize $0.1 million of net actuarial gains as a component of net periodic benefit cost in 2008.
Employee Retirement Savings Plan
     The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matches 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company contribution was $0.7 million, $0.7 million and $0.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Post-Retirement Defined Contribution Healthcare Plan
     On January 1, 2005, the Company established a Post-Retirement Defined Contribution Healthcare Plan for eligible employees meeting certain service and age requirements. The plan is fully funded by the participants and accordingly, the Company does not recognize expense relating to the plan.
Note 23. Stock-Based Compensation
     A detailed description of each of the Company’s stock-based compensation plans is provided below, including the 2001 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. Stock-based compensation expense related to these plans, which is included in “General and administrative” costs primarily in the Americas in the accompanying Consolidated Statements of Operations, was $4.2 million, $2.5 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. There were no related income tax benefits recognized in the accompanying Consolidated Statements of Operations for years ended December 31, 2007, 2006 and 2005. In addition, the Company realized the benefit of tax deductions in excess of recognized tax benefits of $2.4 million and $30 thousand from the exercise of stock options in the years ended December 31, 2006 and 2005, respectively (none in 2007). There were no capitalized stock-based compensation costs at December 31, 2007, 2006 and 2005.
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
     Stock Options — Options are granted at fair market value on the date of the grant and generally vest over one to four years. All options granted under the Plan expire if not exercised by the tenth anniversary of their grant date. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions. The fair value of the stock option awards is expensed on a straight-line basis over the vesting period of the award. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Exercises and forfeitures are estimated within the valuation model using employee termination and other historical data. The expected term of the stock option awards granted is derived from historical exercise experience under the Plan and represents the period of time that stock option awards granted are expected to be outstanding. No stock options were granted during the years ended December 31, 2007, 2006 and 2005.
     The following table summarizes stock option activity under the Plan as of December 31, 2007 and for the year then ended:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
Stock Options	(000s)	Price	(in years)	(000s)

Outstanding at January 1, 2007	583	$13.13
Granted	—	—
Exercised	(71)	6.71
Forfeited or expired	(28)	22.87

Outstanding at December 31, 2007	484	$13.49	2.9	$2,181

Vested or expected to vest at December 31, 2007	484	$13.49	2.9	$2,181

Exercisable at December 31, 2007	484	$13.49	2.9	$2,181

     There is no intrinsic value for options exercised in the three years ended December 31, 2007, 2006 and 2005 since the exercise price of the options is the same as the market price of the underlying stock on the date of grant.
     All stock options under the Plan were fully vested as of December 31, 2007 and there is no unrecognized compensation cost related to these options granted under the Plan (the effect of estimated forfeitures is not material.) The total fair value of stock options vested during the years ended December 31, 2006 and 2005 was $0.8 million and $0.6 million, respectively (none in 2007).
     Cash received from stock options exercised under all stock-based compensation plans for the years ended December 31, 2007, 2006 and 2005 was $0.5 million, $4.3 million and $0.8 million, respectively. The actual tax benefit realized for the tax deductions from these stock option exercises totaled $2.4 million for the year ended December 31, 2006 (not material for 2007 and 2005.)
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
     The following table summarizes the assumptions used to estimate the fair value of SARs granted during the year ended December 31, 2007 and 2006 (no SARs were granted in 2005):

	Years Ended
	December 31,
	2007	2006
Expected volatility	53%	61%
Weighted-average volatility	53%	61%
Expected dividends	—	—
Expected term (in years)	4.0	3.8
Risk-free rate	4.5%	4.8%
     The following table summarizes SARs activity under the Plan as of December 31, 2007 and for the year then ended:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
Stock Appreciation Rights	(000s)	Price	(in years)	(000s)

Outstanding at January 1, 2007	126	$—
Granted	121	—
Exercised	—	—
Forfeited or expired	(4)	—

Outstanding at December 31, 2007	243	$—	8.7	$464

Vested or expected to vest at December 31, 2007	243	$—	8.7	$464

Exercisable at December 31, 2007	41	$—	8.2	$140

     The weighted-average grant-date fair value of the SARs granted during the year ended December 31, 2007 and 2006 was $7.72 and $7.28, respectively (no SARs were granted in 2005.) No SARs were exercised during the years ended December 31, 2007, 2006 and 2005.
     The following table summarizes the status of nonvested SARs under the Plan as of December 31, 2007 and for the year then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Stock Appreciation Rights	(000s)	Fair Value

Nonvested at January 1, 2007	126	$7.28
Granted	121	$7.72
Vested	(41)	$7.28
Forfeited	(4)	$7.28

Nonvested at December 31, 2007	202	$7.54

     As of December 31, 2007, there was $1.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock appreciation rights granted under the Plan. This cost is expected to be recognized over a weighted-average period of 1.8 years. For the year ended December 31, 2007, 41 thousand SARs vested (none in 2006 or 2005).
     Restricted Shares — The Company’s Board of Directors, at the recommendation of the Committee, approves awards of performance and employment-based restricted shares (“Restricted Shares”) for eligible participants. In some instances, where the issuance of Restricted Shares has adverse tax consequences to the recipient, the Board will instead issue restricted stock units (“RSUs”). The Restricted Shares are shares of the Company’s common stock (or in the case of RSUs, represent an equivalent number of shares of the Company’s common stock) which are issued to the participant subject to (a) restrictions on transfer for a period of time and (b) forfeiture under certain conditions. The performance goals, including revenue growth and income from operations targets, provide a range of vesting possibilities from 0% to 100% and are measured at the end of the performance period. If the performance conditions are met for the performance period, the shares will vest and all restrictions on the transfer of the Restricted Shares will lapse (or in the case of RSUs, an equivalent number of shares of the Company’s common stock will be issued to the recipient). The Company recognizes compensation cost, net of estimated forfeitures, based on the fair value (which approximates the current market price) of the Restricted Shares (and RSUs) on the date of grant ratably over the requisite service period based on the probability of achieving the performance goals. Changes in the probability of achieving the performance goals from period to period will result in corresponding changes in compensation expense. The employment-based restricted shares vest one-third on each of the first three anniversaries of the date of grant, provided the participant is employed by the Company on such date.
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
     The weighted-average grant-date fair value of the Restricted Shares/Units granted during the year ended December 31, 2007 and 2006 was $16.93 and $14.92 (no Restricted Shares/Units were granted in 2005.)
     The following table summarizes the status of nonvested Restricted Shares/Units under the Plan as of December 31, 2007 and for the year then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Restricted Shares/Units	(000s)	Fair Value

Nonvested at January 1, 2007	308	$14.92
Granted	228	$16.93
Vested	—	$—
Forfeited	(98)	$17.84

Nonvested at December 31, 2007	438	$15.69

     As of December 31, 2007, based on the probability of achieving the performance goals, there was $4.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested Restricted Shares/Units granted under the Plan. This cost is expected to be recognized over a weighted-average period of 1.7 years. None of the Restricted Shares/Units vested during the years ended December 31, 2007, 2006 and 2005.
     Other Awards — The Company’s Board of Directors, at the recommendation of the Committee, approves awards of Common Stock Units (“CSUs”) for eligible participants. A CSU is a bookkeeping entry on the Company’s books that records the equivalent of one share of common stock. If the performance goals described under Restricted Shares in this Note 23 are met, performance-based CSUs will vest on the third anniversary of the grant date. The Company recognizes compensation cost, net of estimated forfeitures, based on the fair value (which approximates the current market price) of the CSUs on the date of grant ratably over the requisite service period based on the probability of achieving the performance goals. Changes in the probability of achieving the performance goals from period to period will result in corresponding changes in compensation expense. The employment-based CSUs vest one-third on each of the first three anniversaries of the date of grant, provided the participant is employed by the Company on such date. On the date each CSU vests, the participant will become entitled to receive a share of the Company’s common stock and the CSU will be canceled.
     The following table summarizes CSUs activity under the Plan as of December 31, 2007, and changes during the year then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Common Stock Units	(In thousands)	Fair Value

Nonvested at January 1, 2007	—	$—
Granted	67	$16.38
Vested	(1)	$16.50
Forfeited	(8)	$17.64

Nonvested at December 31, 2007	58	$16.21

     As of December 31, 2007, there was $0.2 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted under the Plan. This cost is expected to be recognized over a weighted-average period of 1.1 years. During the years ended December 31, 2007, 868 CSUs vested (none in 2006).
     Until a CSU vests, the participant has none of the rights of a shareholder with respect to the CSU or the common stock underlying the CSU. CSUs are not transferable.
     2004 Non-Employee Director Fee Plan — The Company’s 2004 Non-Employee Director Fee Plan (the “2004 Fee Plan”), which is shareholder-approved, replaced and superseded the 1996 Non-Employee Director Fee Plan (the “1996 Fee Plan”) and was used in lieu of the 2004 Nonemployee Director Stock Option Plan (the “2004 Stock Option Plan”). The 2004 Fee Plan provides that all new non-employee Directors joining the Board receive an initial grant of common stock units (“CSUs”) on the date the new Director is appointed or elected, the number of which will be determined by dividing a dollar amount to be determined from time to time by the Board (currently set at $30,000) by an amount equal to 110% of the average closing prices of the Company’s common stock for the five trading days prior to the date the new Director is appointed or elected. The initial grant of CSUs will vest in three equal installments, one-third on the date of each of the following three annual shareholders’ meetings. A CSU is a bookkeeping entry on the Company’s books that records the equivalent of one share of common stock. On the date each CSU vests, the Director will become entitled to receive a share of the Company’s common stock and the CSU will be canceled. Until a CSU vests, the Director has none of the rights of a shareholder with respect to the CSU or common stock underlying the CSU. CSUs are not transferable. The number of shares remaining available for issuance under the 2004 Fee Plan cannot exceed 378 thousand.
     Additionally, the 2004 Fee Plan provides that each non-employee Director receives on the day after the annual shareholders’ meeting, an annual retainer for service as a non-employee Director, the amount of which shall be determined from time to time by the Board (currently set at $50,000) to be paid 75% in CSUs and 25% in cash. The number of CSUs to be granted under the 2004 Fee Plan will be determined by dividing the amount of the annual retainer by an amount equal to 105% of the average of the closing prices for the Company’s common stock on the five trading days preceding the award date (the day after the annual meeting). The annual grant of CSUs will vest in two equal installments, one-half on the date of each of the following two annual shareholders’ meetings. There were grants of 18 thousand, 30 thousand and 48 thousand CSUs issued under the 2004 Fee Plan during the years ended December 31, 2007, 2006 and 2005, respectively. The weighted-average grant-date fair value of CSUs granted during the years ended December 31, 2007, 2006 and 2005 was $19.19, $16.94 and $8.27, respectively. During the years ended December 31, 2007, 2006 and 2005, 35 thousand, 46 thousand and 31 thousand CSUs vested, respectively with a fair value of $0.7 million, $0.4 million and $0.3 million, respectively.
     The following table summarizes the status of the nonvested CSUs under the 2004 Fee Plan as of December 31, 2007 and for the year then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Common Stock Units	(000s)	Fair Value
Nonvested at January 1, 2007	48	$12.20
Granted	18	$19.19
Vested	(35)	$10.96
Forfeited	—	$—

Nonvested at December 31, 2007	31	$17.69

     Compensation expense for CSUs granted after the adoption of SFAS 123R on January 1, 2006, is recognized immediately on the date of grant since these grants automatically vest upon termination of a Director’s service, whether by death, retirement, resignation, removal or failure to be reelected at the end of his or her term. However, compensation expense for CSUs granted before adoption of SFAS 123R is recognized over the requisite service period, or “nominal” vesting period of two to three years, in accordance with APB 25. Compensation expense related to CSUs granted before adoption of SFAS 123R was $0.1 million, $0.3 million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, there was no unrecognized compensation cost, net of estimated forfeitures, which relates to nonvested CSUs granted under the 2004 Fee Plan before adoption of SFAS 123R.
     Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board of Directors effective December 17, 1998 and amended on March 29, 2006 and May 23, 2006. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president and senior vice presidents and $7,500 per year for vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (See Note 7, Investments Held in Rabbi Trust.) As of December 31, 2007 and 2006, liabilities of $1.4 million and $1.0 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Consolidated Balance Sheets.
     Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $0.5 million and $0.4 million at December 31, 2007 and 2006, respectively, is included in “Treasury Stock” in the accompanying Consolidated Balance Sheets.
     The weighted-average grant-date fair value of common stock awarded during the years ended December 31, 2007, 2006 and 2005 was $18.12, $15.72 and $8.56, respectively.
     The following table summarizes the status of the nonvested common stock issued under the Deferred Compensation Plan as of December 31, 2007 and for the year then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Common Stock	(000s)	Fair Value
Nonvested at January 1, 2007	9	$9.15
Awarded	6	$18.12
Vested	(10)	$14.30
Forfeited	—	$—

Nonvested at December 31, 2007	5	$12.62

     As of December 31, 2007, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock awarded under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted-average period of 3.5 years. The total fair value of the common stock vested during the years ended December 31, 2007, 2006 and 2005 was $0.2 million, $0.3 million and $0.1 million, respectively.
     Cash used to settle the Company’s obligation under the Deferred Compensation Plan was $0.1 million and $0.1 million, respectively, for the years ended December 31, 2007 and 2006. There were no cash settlements during 2005.
Note 24. Segments and Geographic Information
     The Company operates within two regions, the “Americas” and “EMEA” which represented 68.0% and 32.0%, respectively, of consolidated revenues for 2007. The Americas and EMEA regions represented 67.4% and 32.6%, respectively, of consolidated revenues for 2006, and 64.3% and 35.7%, respectively, of consolidated revenues for 2005. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The Company aligns its business into two segments to effectively manage the business and support the customer care needs of every client and to respond to the demands of the Company’s global customers.
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
     Information about the Company’s reportable segments for the years ended December 31, 2007, 2006 and 2005 is as follows:

				Consolidated
	Americas	EMEA	Other(1)	Total
For the Year Ended December 31, 2007:
Revenues	$482,823	$227,297		$710,120
Depreciation and amortization	20,706	4,529		25,235

Income (loss) from operations	$77,980	$13,396	$(40,196)	$51,180
Other income			2,871	2,871
Provision for income taxes			(14,192)	(14,192)

Net income				$39,859

For the Year Ended December 31, 2006:
Revenues	$387,305	$186,918		$574,223
Depreciation and amortization	20,137	4,610		24,747

Income (loss) from operations	$71,491	$10,153	$(36,486)	$45,158
Other income			6,301	6,301
Provision for income taxes			(9,136)	(9,136)

Net income				$42,323

For the Year Ended December 31, 2005:
Revenues	$318,173	$176,745		$494,918
Depreciation and amortization	20,422	5,521		25,943

Income (loss) from operations	$50,224	$7,490	$(31,383)	$26,331
Other income			2,772	2,772
Provision for income taxes			(5,695)	(5,695)

Net income				$23,408

(1)	Other items (including corporate costs, provision for regulatory penalties, restructuring and impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three years in the period ended December 31, 2007. The accounting policies of the reportable segments are the same as those described in Note 1, Summary of Accounting Policies, to the accompanying consolidated financial statements. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.
During 2007, 2006 and 2005 the Company had no clients that exceeded ten percent of consolidated revenues.
Information about the Company’s operations by geographic location is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Revenues (1) :
United States	$82,880	$82,441	$78,997
Argentina	36,723	15,117	—
Canada	110,472	92,876	82,084
Costa Rica	59,325	53,147	45,435
El Salvador	22,341	9,522	5,973
Philippines	161,684	126,418	98,766
Other	9,398	7,784	6,918

Total Americas	482,823	387,305	318,173

Germany	60,389	56,007	54,298
United Kingdom	65,874	52,214	50,246
Sweden	24,707	20,735	20,758
Spain	21,156	12,950	12,030
The Netherlands	18,702	14,829	11,511
Hungary	15,230	13,921	13,269
Other	21,239	16,262	14,633

Total EMEA	227,297	186,918	176,745

Total	$710,120	$574,223	$494,918

Long-lived assets (2) :
United States	$21,907	$17,655	$28,735
Argentina	11,067	11,558	—
Canada	10,599	8,742	9,009
Costa Rica	4,395	3,165	3,836
El Salvador	4,162	3,208	2,343
Philippines	16,334	13,812	15,324
Other	2,133	2,481	1,020

Total Americas	70,597	60,621	60,267

Germany	2,886	3,113	3,494
United Kingdom	5,904	5,441	5,527
Sweden	732	238	376
Spain	751	338	971
The Netherlands	777	597	215
Hungary	2,005	2,459	2,071
Other	1,568	1,402	1,452

Total EMEA	14,623	13,588	14,106

Total	$85,220	$74,209	$74,373

(1)	Revenues are attributed to countries based on location of customer, except for revenues for Costa Rica, Philippines, China and India which is primarily comprised of customers located in the U.S., but serviced by centers in those respective geographic locations.

(2)	Long-lived assets include property and equipment, net and intangibles, net.

	December 31,
	2007	2006	2005

Goodwill:
Americas	$22,468	$20,422	$5,918
EMEA	—	—	—

Total	$22,468	$20,422	$5,918

     Revenues for the Company’s products and services are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Outsourced customer contact management services	$679,364	$546,488	$468,141
Fulfillment services	21,651	18,312	18,096
Enterprise support services	9,105	9,423	8,681

Total	$710,120	$574,223	$494,918

Note 25. Related Party Transactions
     The Company paid John H. Sykes, the founder and former Chairman of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company, $0.2 million, $0.3 million and $0.6 million, for the use of his private jet in the years 2007, 2006 and 2005, respectively, which is based on two times fuel costs and other actual costs incurred for each trip.
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

Schedule II — Valuation and Qualifying Accounts
Years ended December 31, 2007, 2006 and 2005

		Charged			Beginning
	Balance at	(Credited) to			Balance	Balance at
	Beginning	Costs and	(Additions)		of Acquired	End of
(In thousands)	of Period	Expenses	Deductions		Company	Period

Allowance for doubtful accounts:

Year ended December 31, 2007	$2,534	$407	$128	(1)	$—	$2,813
Year ended December 31, 2006	3,051	(600)	(11	) (1)	72	2,534
Year ended December 31, 2005	4,293	(649)	593	(1)	—	3,051

Valuation allowance for net deferred tax assets:

Year ended December 31, 2007	$35,267	$(1,244)	$—		$—	$34,023
Year ended December 31, 2006	28,807	6,460	—		—	35,267
Year ended December 31, 2005	30,391	—	1,584		—	28,807

(1)	Net write-offs and recoveries