Form 10-Q
period 2008-03-31
SYKES ENTERPRISES INC
filed 2008-05-07
CIK 1010612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

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
Yes ☐ No ☑
As of April 18, 2008, there were 41,074,629 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries
INDEX

		Page
		No.
Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets March 31, 2008 and December 31, 2007 (Unaudited)	3

	Condensed Consolidated Statements of Operations Three months ended March 31, 2008 and 2007 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Shareholders’ Equity Three months ended March 31, 2007, nine months ended December 31, 2007 and three months ended March 31, 2008 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows Three months ended March 31, 2008 and 2007 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

	Report of Independent Registered Public Accounting Firm	29

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	40

Part II. Other Information

Item 1.	Legal Proceedings	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6.	Exhibits	41

Signature		42
EX-10.1 NON EMPLOYEE DIRECTOR FEE PLAN
EX-15 AWARENESS LETTER
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2008	2007

Assets
Current assets:
Cash and cash equivalents	$189,663	$177,682
Receivables, net	164,220	145,490
Prepaid expenses	14,779	10,905
Other current assets	15,773	19,828
Short-term investments	—	17,827

Total current assets	384,435	371,732

Property and equipment, net	78,543	78,574
Goodwill, net	22,286	22,468
Intangibles, net	6,216	6,646
Deferred charges and other assets	26,296	26,055

	$517,776	$505,475

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$18,482	$21,588
Accrued employee compensation and benefits	44,943	46,245
Income taxes payable	4,736	4,592
Deferred revenue	30,684	31,822
Other accrued expenses and current liabilities	14,675	14,132

Total current liabilities	113,520	118,379

Deferred grants	10,097	10,329
Long-term income tax liabilities	4,961	6,269
Other long-term liabilities	6,422	5,177

Total liabilities	135,000	140,154

Loss contingency (Note 15)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 41,244 and 45,537 shares issued	412	455
Additional paid-in capital	153,171	184,184
Retained earnings	192,337	195,203
Accumulated other comprehensive income	37,760	37,457
Treasury stock at cost: 158 shares and 4,697 shares	(904)	(51,978)

Total shareholders’ equity	382,776	365,321

	$517,776	$505,475

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except for per share data)	2008	2007

Revenues	$203,721	$168,001

Operating expenses:
Direct salaries and related costs	130,980	105,871
General and administrative	56,424	48,555

Total operating expenses	187,404	154,426

Income from operations	16,317	13,575

Other income (expense):
Interest income	1,822	1,349
Interest (expense)	(102)	(153)
Other income (expense)	531	(319)

Total other income (expense)	2,251	877

Income before provision for income taxes	18,568	14,452
Provision for income taxes	2,858	2,653

Net income	$15,710	$11,799

Net income per share:
Basic	$0.39	$0.29

Diluted	$0.38	$0.29

Weighted average shares:
Basic	40,491	40,299

Diluted	40,813	40,550

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended March 31, 2007, Nine Months Ended December 31, 2007 and
Three Months Ended March 31, 2008
(Unaudited)

	Common				Accumulated
	Stock		Additional		Other
	Shares		Paid-in	Retained	Comprehensive	Treasury
(In thousands)	Issued	Amount	Capital	Earnings	Income (Loss)	Stock	Total

Balance at January 1, 2007	45,254	$453	$179,021	$158,058	$5,869	$(51,928)	$291,473

Adjustment upon adoption of FIN 48	—	—	—	(2,714)	—	—	(2,714)
Issuance of common stock	34	—	164	—	—	—	164
Stock-based compensation expense	—	—	979	—	—	—	979
Issuance of common stock and restricted stock under equity award plans	215	2	(2)	—	—	—	—
Comprehensive income	—	—	—	11,799	2,203	—	14,002

Balance at March 31, 2007	45,503	455	180,162	167,143	8,072	(51,928)	303,904

Issuance of common stock	36	—	309	—	—	—	309
Stock-based compensation expense	—	—	3,192	—	—	—	3,192
Issuance of common stock and restricted stock under equity award plans	(27)	—	53	—	—	—	53
Issuance of common stock for business acquisition	25	—	468	—	—	(50)	418
Comprehensive income	—	—	—	28,060	29,385	—	57,445

Balance at December 31, 2007	45,537	455	184,184	195,203	37,457	(51,978)	365,321

Adjustment upon adoption of EITF 06-10	—	—	—	(482)	—	—	(482)
Issuance of common stock	60	1	678	—	—	—	679
Stock-based compensation expense	—	—	1,246	—	—	—	1,246
Issuance of common stock and restricted stock under equity award plans	190	1	94	—	—	(96)	(1)
Retirement of treasury stock	(4,543)	(45)	(33,031)	(18,094)	—	51,170	—
Comprehensive income	—	—	—	15,710	303	—	16,013

Balance at March 31, 2008	41,244	$412	$153,171	$192,337	$37,760	$(904)	$382,776

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2008 and 2007
(Unaudited)

(in thousands)	2008	2007

Cash flows from operating activities:
Net income	$15,710	$11,799
Depreciation and amortization	7,019	5,980
Stock compensation expense	1,246	979
Deferred income tax benefit	(186)	(272)
(Reversals of) termination costs associated with exit activities	—	(48)
Foreign exchange (gain) on liquidation of foreign entities	(11)	(2)
Bad debt expense	393	4
Unrealized loss on financial instruments, net	691	94
Amortization of discount on short-term investments	(173)	—
Amortization of actuarial gains on pension	(17)	—
Changes in assets and liabilities:
Receivables	(16,132)	(4,761)
Prepaid expenses	(3,941)	(4,873)
Other current assets	491	83
Deferred charges and other assets	804	834
Accounts payable	(2,133)	(188)
Income taxes receivable/payable	(1,197)	697
Accrued employee compensation and benefits	(2,247)	(2,360)
Other accrued expenses and current liabilities	753	190
Deferred revenue	(632)	(3,552)
Other long-term liabilities	598	328

Net cash provided by operating activities	1,036	4,932

Cash flows from investing activities:
Capital expenditures	(8,063)	(6,364)
Proceeds from sale of property and equipment	51	43
Proceeds from release of restricted cash	373	—
Sale of short-term investments	17,535	—
Purchase of short-term investments	(175)	—
Investment in restricted cash	(1,001)	(893)
Other	(128)	3

Net cash provided by (used for) investing activities	8,592	(7,211)

Cash flows from financing activities:
Proceeds from issuance of stock	679	164
Proceeds from short-term debt	26	—
Payments on short-term debt	(26)	—

Net cash provided by financing activities	679	164

Effects of exchange rates on cash	1,674	1,835

Net increase (decrease) in cash and cash equivalents	11,981	(280)
Cash and cash equivalents — beginning	177,682	158,580

Cash and cash equivalents — ending	$189,663	$158,300

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2008 and 2007
(Unaudited)
(Continued)

	2008	2007
Supplemental disclosures of cash flow information:

Cash paid during period for interest	$67	$67
Cash paid during period for income taxes	$4,061	$2,272

Non-cash transactions:
Property and equipment additions included in accounts payable	$1,681	$2,405
See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
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
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”).
Property and Equipment — The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. The Company determined that its property and equipment was not impaired as of March 31, 2008.
Short-Term Investments — Short-term investments are investments that are highly liquid, held to maturity according to the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and have terms greater than three months, but less than one year, at the time of acquisition. As of December 31, 2007, the Company had short-term investments of $17.8 million in commercial paper (none as of March 31, 2008) with a remaining maturity of less than one year. Short-term investments are carried at amortized cost which approximates fair value. Therefore, there were no significant unrecognized holding gains or losses at December 31, 2007.
Goodwill — The Company accounts for goodwill and other intangible assets under SFAS No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets with indefinite lives are not subject to amortization, but instead must be reviewed at least annually, and more frequently in the presence of certain circumstances, for impairment by applying a fair value based test. Fair value for goodwill is based on discounted

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Goodwill — (continued)
cash flows, market multiples and/or appraised values as appropriate. Under SFAS 142, the carrying value of assets is calculated at the lowest levels for which there are identifiable cash flows (the “reporting unit”). If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. The Company completed its annual goodwill impairment test during the third quarter of 2007 and determined that the carrying amount of goodwill was not impaired. The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time.
Intangible Assets — Intangible assets, primarily customer relationships, existing technologies and covenants not to compete, are amortized using the straight-line method over their estimated useful lives. The Company periodically evaluates the recoverability of intangible assets and takes into account events or changes in circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Fair value for intangible assets is based on discounted cash flows, market multiples and/or appraised values as appropriate. The Company does not have intangible assets with indefinite lives.
Value Added Tax Receivables — Our Philippine operations are subject to Value Added Tax, or VAT, which is usually applied to all goods and services purchased throughout the Philippines. Upon validation and certification of the VAT receivables by the Philippine government, the VAT receivables are held for sale through third-party brokers. This process through collection typically takes three to five years. The VAT receivable is approximately $8.7 million and $8.3 million as of March 31, 2008 and December 31, 2007, respectively, net of a valuation allowance of $2.3 million and $2.7 million, respectively. As of March 31, 2008 and December 31, 2007, the VAT receivables, net of the valuation allowance, of $5.1 million and $6.4 million, respectively, is included in “Deferred Charges and Other Assets”, $1.9 million and $0.0 million, respectively, is included in “Prepaid Expenses” and $1.7 million and $1.9 million, respectively, is included in “Receivables” in the accompanying Condensed Consolidated Financial Statements. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable. During the three months ended March 31, 2008, the Company determined that a portion of the VAT receivable balance was not recoverable and wrote down the balance by $0.3 million.
Stock-Based Compensation — The Company has three stock-based compensation plans: the 2001 Equity Incentive Plan (for employees and certain non-employees), the 2004 Non-Employee Director Fee Plan (for non-employee directors), both approved by the shareholders, and the Deferred Compensation Plan (for certain eligible employees), which are discussed more fully in Note 13. Stock-based awards under these plans may consist of common stock, common stock units, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Company issues common stock to satisfy stock option exercises or vesting of stock awards.
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
Three months ended March 31, 2008 and 2007
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
All derivatives, including foreign currency forward contracts, are recognized in the balance sheet at fair value. On the date the derivative contract is entered into, the Company determines whether the derivative contract should be designated as a cash flow hedge. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are recorded in “Accumulated other comprehensive income (loss)”, until the forecasted underlying transactions occur. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction within “Revenues”. Cash flows from the derivative contracts are classified within “Cash flows from operating activities” in the accompanying Condensed Consolidated Statement of Cash Flows. Ineffectiveness is measured based on the change in fair value of the forward contracts and the fair value of the hypothetical derivatives with terms that match the critical terms of the risk being hedged. Hedge ineffectiveness is recognized within “Revenues”.
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, the Company discontinues hedge accounting prospectively. At March 31, 2008, all hedges were determined to be highly effective.
The Company also periodically enters into forward contracts that are not designated as hedges. The purpose of these derivative instruments is to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange rates. The Company records changes in the fair value of these derivative instruments within “Revenues”. See Note 4 for further information on financial derivative instruments.
Fair Value Measurements — Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 (SFAS 157), “Fair Value Measurements” and SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115”. SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.
SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. During the three months ended March 31, 2008, the Company has not elected to use the fair value option permitted under SFAS 159 for any of its financial assets and financial liabilities that are not already recorded at fair value.
A description of the Company’s policies regarding fair value measurement is summarized below.
Fair Value Hierarchy — SFAS 157 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Fair Value Measurements — (continued)
unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:
•	Level 1 — Quoted prices for identical instruments in active markets.

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
Determination of Fair Value — The Company generally uses quoted market prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access to determine fair value, and classifies such items in Level 1. Fair values determined by Level 2 inputs utilize inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted market prices in active markets for similar assets or liabilities, and inputs other than quoted market prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
If quoted market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market-based or independently sourced market parameters, such as interest rates, currency rates, etc. Assets or liabilities valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.
The following section describes the valuation methodologies used by the Company to measure fair value, including an indication of the level in the fair value hierarchy in which each asset or liability is generally classified.
Money Market Funds — The Company uses quoted market prices in active markets to determine the fair value of money market funds, which are classified in Level 1 of the fair value hierarchy.
Foreign Currency Forward Contracts — The Company enters into foreign currency forward contracts over the counter and values such contracts using a discounted cash flows model. The key inputs include forward foreign currency exchange rates and interest rates. The item is classified in Level 2 of the fair value hierarchy.
Investments Held in Rabbi Trust and related Deferred Compensation Plan Liability — The Company maintains a non-qualified deferred compensation plan structured as a rabbi trust for certain eligible employees. The investment assets of the rabbi trust are valued using quoted market prices multiplied by the number of shares held in the trust, which are classified in Level 1 of the fair value hierarchy. The related deferred compensation liability represents the fair value of the investment assets discounted for the Company’s credit risk taking into consideration the legal rights of participants to receive deferred amounts, which is classified in Level 2 of the fair value hierarchy. For additional information about our deferred compensation plan, refer to Note 13 of the accompanying Condensed Consolidated Financial Statements.
Guaranteed Investment Certificates — The Company’s guaranteed investment certificates has a variable interest rate linked to the prime rate and approximates fair value due to the automatic ability to reprice with changes in the market; such items are classified in Level 2 of the fair value hierarchy.
Value Added Tax Receivable — The value added tax “VAT” receivable is recorded at carrying value (net of valuation allowances), which approximates fair value. The Company recognizes a valuation allowance based on such factors

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Fair Value Measurements — (continued)
as historical sales experience and current market demand. Such items are classified in Level 3 of the fair value hierarchy.
Recent Accounting Pronouncements — In July 2006, the FASB issued FASB Interpretation 48 (FIN 48), "Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109 (SFAS 109), “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $2.7 million liability for unrecognized tax benefits, including interest and penalties, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.
In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 on January 1, 2008. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows. See Note 2 — Fair Value for further information.
In March 2007, the EITF reached a consensus on Issue No. 06-10 (EITF 06-10), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 provides guidance on the employers’ recognition of assets, liabilities and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods. The Company adopted the provisions of EITF 06-10 on January 1, 2008. As a result of the implementation of EITF 06-10, the Company recognized a $0.5 million liability for a postretirement benefit obligation related to a split dollar arrangement on behalf of its founder and former Chairman and Chief Executive Officer which was accounted for as a reduction to the January 1, 2008 balance of retained earnings. See Note 14 — Pension Plan and Post-Retirement Benefits for further information.
In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), “Business Combinations” and SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. However, the presentation and disclosure requirements of SFAS 160 will be applied retrospectively for all periods presented. The Company is currently evaluating the impact of adopting the presentation and disclosure provisions of SFAS 160 on its financial condition, results of operations and cash flows.
In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures About Derivative Instruments and Hedging Activities”, which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, by requiring increased qualitative, quantitative, and credit-risk disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of this standard on its financial condition, results of operations and cash flows.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(Unaudited)
Note 2 — Fair Value
The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of SFAS 157 consist of the following:

	Fair Value Measurements at March 31, 2008 Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
		For Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Money Market Funds (1)	$64,971	$64,971	$—	$—
Foreign Currency Forward Contracts (2)	4,630	—	4,630	—
Investments Held in Rabbi Trust for the Deferred Compensation Plan (2)	1,581	1,581	—	—
Guaranteed Investment Certificates (3)	2,673	—	2,673	—
Value Added Tax Receivables	8,680	—	—	8,680

Total Assets	$82,535	$66,552	$7,303	$8,680

Liabilities:
Foreign Currency Forward Contracts (4)	$1,312	$—	$1,312	$—
Deferred Compensation Plan Liability (5)	1,581	—	1,581	—

Total Liabilities	$2,893	$—	$2,893	$—

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet.

(2)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet.

(3)	Included $1.7 million in “Cash and cash equivalents and $1.0 million in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(4)	Included $1.2 million in “Other accrued expenses and current liabilities” and $0.1 million in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet.

(5)	Included in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheet.
The following table presents a reconciliation of the beginning and ending balances for the Company’s value added tax receivables measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2008:

Description	Amount

Beginning Balance, January 1, 2008	$8,247
Included in earnings[1]	(169)
Purchases, issuances and settlements	602

Ending Balance, March 31, 2008	$8,680

Unrealized Gains (Losses) Included in Earnings Above	$—

[1]	Represents the bad debt expense included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(Unaudited)
Note 2 — Fair Value — (continued)
At March 31, 2008, the Company also had assets that under certain conditions would be subject to measurement at fair value on a non-recurring basis, like those associated with acquired businesses, including goodwill and other intangible assets, and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets was determined to be impaired; however, no impairment losses have occurred relative to any of these assets during the three months ended March 31, 2008. When and if recognition of these assets at their fair value is necessary, such measurements would be determined utilizing Level 3 inputs.
Note 3 — Goodwill and Intangible Assets
The following table presents the Company’s purchased intangible assets (in thousands) as of March 31, 2008:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Intangibles	Amortization	Intangibles	Period (years)
Customer relationships	$7,493	$2,001	$5,492	8
Trade Name	973	340	633	5
Non-compete agreements	707	683	24	2
Other	267	200	67	3

	$9,440	$3,224	$6,216	7

The following table presents the Company’s purchased intangible assets (in thousands) as of December 31, 2007:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Intangibles	Amortization	Intangibles	Period (years)
Customer relationships	$7,589	$1,762	$5,827	8
Trade Name	979	293	686	5
Non-compete agreements	724	675	49	2
Other	270	186	84	3

	$9,562	$2,916	$6,646	7

Amortization expense, related to the purchased intangible assets resulting from acquisitions (other than goodwill), of $0.4 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively, is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.
The Company’s estimated future amortization expense for the five succeeding years is as follows (in thousands):

Periods Ending December 31,	Amount
2008 (remaining nine months)	$987
2009	$1,256
2010	$1,230
2011	$1,132
2012	$589

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(Unaudited)
Note 3 — Goodwill and Intangible Assets— (continued)
Changes in goodwill, within the America’s segment, consist of the following (in thousands):

Amount
Balance at December 31, 2006	$20,422
Contingent payment for Apex acquisition	2,068
Foreign currency translation	(22)

Balance at December 31, 2007	22,468
Foreign currency translation	(182)

Balance at March 31, 2008	$22,286

Note 4 — Forward Contracts
The Company had derivative assets and liabilities relating to outstanding forward contracts, designated as cash flow hedges, maturing within 15 months, consisting of Philippine peso contracts with a notional value of $112.1 million as of March 31, 2008. These derivative instruments are classified as “Other current assets” of $4.6 million and $8.4 million; “Other accrued expenses and current liabilities” of $1.2 million and $0.1 million; and “Other long—term liabilities” of $0.1 million and $0.0 million as of March 31, 2008 and December 31, 2007, respectively, in the accompanying Condensed Consolidated Balance Sheets.
The Company recorded deferred tax liabilities of $1.2 million and $2.7 million related to these derivative instruments as of March 31, 2008 and December 31, 2007, respectively. A total of $2.2 million and $5.0 million of deferred gains, net of tax, on these derivative instruments as of March 31, 2008 and December 31, 2007, respectively, were recorded in “Accumulated other comprehensive income (loss)” in the accompanying Condensed Consolidated Balance Sheets. The deferred gain expected to be reclassified to “Revenues” from “Accumulated other comprehensive income (loss)” during the next twelve months is $3.4 million. However this amount and other future reclassifications from “Accumulated other comprehensive income (loss)” will fluctuate with movements in the underlying market price of the forward contracts.
During the three months ended March 31, 2008, the Company recognized losses related to hedge ineffectiveness of $0.2 million (not material in the comparable 2007 period), which were reclassified from “Accumulated other comprehensive income (loss)” to “Revenues”. In addition, during the three months ended March 31, 2007, the Company recognized in “Revenues” a loss of $0.1 million related to changes in the fair value of the forward contracts attributable to the difference in the spot and forward exchange rates, which was excluded from the assessment of hedge effectiveness.
Net gains of $2.8 million from settled hedge contracts were reclassified from “Accumulated other comprehensive income (loss)” to “Revenues” during the three months ended March 31, 2008 (none in the comparable 2007 period) in the accompanying Condensed Consolidated Statements of Operations.
During the three months ended March 31, 2008, the Company settled forward contracts to purchase CAD 0.9 million at fixed prices of $0.9 million. Since these contracts were not designated as accounting hedges, they were accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized in the current period. As a result, the Company recognized losses of $0.1 million related to these contracts, which are included in “Revenues” in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2008. Additionally, during the three months ended March 31, 2007, the Company recognized an immaterial loss in “Revenues” related to changes in the fair value of derivative instruments not designated as accounting hedges.
In April 2008, the Company entered into additional forward contracts to acquire a total of PHP 2.4 billion through December 2009 at fixed prices of $56.6 million.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(Unaudited)
Note 5 — Investments Held in Rabbi Trust
The Company’s Investments Held in Rabbi Trust, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	March 31, 2008		December 31, 2007
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$1,481	$1,581	$1,196	$1,405
     Investments Held in Rabbi Trust were comprised of mutual funds, 83% of which are equity-based and 17% were debt-based at March 31, 2008. Investment income, included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 consists of the following (in thousands):

	March 31,
	2008	2007

Gross realized losses from sale of trading securities	$(2)	$—
Dividend and interest income	6	5
Net unrealized holding gains (losses)	(114)	19

Net investment income (losses)	$(110)	$24

Note 6 — Deferred Revenue
The components of deferred revenue consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Future service	$27,137	$28,571
Estimated penalties and holdbacks	3,547	3,251

	$30,684	$31,822

Note 7 — Accumulated Other Comprehensive Income (Loss)
The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with SFAS No. 130 (SFAS 130), “Reporting Comprehensive Income”. SFAS 130 establishes rules for the reporting of comprehensive income (loss) and its components.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(Unaudited)
Note 7 — Accumulated Other Comprehensive Income (Loss) — (continued)
The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign	Unrealized	Unrealized Gain
	Currency	Actuarial Gain	(Loss) on Cash
	Translation	(Loss) Related to	Flow Hedging
	Adjustment	Pension Liability	Instruments	Total

Balance at January 1, 2007	$6,913	$(1,044)	$—	$5,869
Pre tax amount	23,195	4,166	13,821	41,182
Tax provision	—	(803)	(2,693)	(3,496)
Reclassification to net income	(13)	43	(6,128)	(6,098)
Foreign currency translation	197	(197)	—	—

Balance at December 31, 2007	30,292	2,165	5,000	37,457
Pre tax amount	3,132	—	(1,767)	1,365
Tax benefit	—	—	1,541	1,541
Reclassification to net income	(11)	(17)	(2,575)	(2,603)
Foreign currency translation	17	(17)	—	—

Balance at March 31, 2008	$33,430	$2,131	$2,199	$37,760

Earnings associated with the Company’s investments in its subsidiaries are considered to be permanently invested and no provision for income taxes on those earnings or translation adjustments has been provided.
Note 8 — Termination Costs Associated with Exit Activities
On November 3, 2005, the Company committed to a plan (the “Plan”) to reduce its workforce by approximately 200 people in one of its European customer contact management centers in Germany in response to the October 2005 contractual expiration of a technology client program, which generated annual revenues of approximately $12.0 million. The Company substantially completed the Plan by the end of the third quarter of 2007. Total charges related to the Plan were $1.4 million. These charges include approximately $1.2 million for severance and related costs and $0.2 million for other exit costs. Cash payments totaled $1.2 million. The Company ceased using certain property and equipment estimated at $0.2 million, and depreciated these assets over a shortened useful life, which approximated eight months. The Company reversed previously accrued termination costs of less than $0.1 million in “Direct salaries and related costs” in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2007 due to a change in estimate. Cash payments related to termination costs made totaled $0.2 million for the three months ended March 31, 2007.
Note 9 — Borrowings
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
The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at the Company’s option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 1.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(Unaudited)
Note 9 — Borrowings — (continued)
1.25%. In addition, a commitment fee of up to 0.25% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2010, are secured by a pledge of 65% of the stock of each of the Company’s active direct foreign subsidiaries. The Credit Facility prohibits the Company from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings during the three months ended March 31, 2008, and no outstanding balances as of March 31, 2008 and December 31, 2007, with $50.0 million availability on the Credit Facility.
Note 10 — Income Taxes
The Company’s effective tax rate was 15.4% and 18.4% for the three months ended March 31, 2008 and 2007, respectively. The decrease in the effective tax rate of 3.0% was primarily due to recognition of income tax benefits of $1.3 million, including interest and penalties of $0.8 million, relating to transfer pricing as a result of a favorable tax audit determination in March, 2008. The differences in the Company’s effective tax rate of 15.4% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to tax benefits resulting from additional income earned in certain tax holiday jurisdictions; recognition of income tax benefits relating to transfer pricing mentioned above; accompanied by the effects of valuation allowances, permanent differences, losses in jurisdictions for which tax benefits can be recognized, foreign withholding and other taxes, accrued interest and penalties and foreign income tax rate differentials.
As of March 31, 2008, the Company had $4.9 million of unrecognized tax benefits, a net decrease of $0.5 million from $5.4 million as of December 31, 2007. This decrease relates primarily to the recognition of tax benefits relating to transfer pricing mentioned above. This net decrease of $0.5 million had a favorable impact on the effective tax rate for the quarter ended March 31, 2008.
If the Company recognized its remaining unrecognized tax benefits at March 31, 2008, approximately $4.6 million and related interest and penalties would favorably impact the effective tax rate. The Company believes it is reasonably possible that its unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $1.6 million due to transfer pricing and the classification of tax attributes related to intercompany accounts that will be resolved under audit or appeal in various tax jurisdictions.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had $2.2 million and $3.0 million accrued for interest and penalties as of March 31, 2008 and December 31, 2007, respectively. Of the accrued interest and penalties at March 31, 2008 and December 31, 2007, $1.6 million and $2.2 million, respectively, relate to statutory penalties. The amount of interest and penalties recognized in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 was $0.1 million and $0.2 million, respectively.
Earnings associated with the Company’s investments in its subsidiaries are considered to be permanently invested and no provision for income taxes on those earnings or translation adjustments has been provided. Determination of any unrecognized deferred tax liability for temporary differences related to investments in subsidiaries that are essentially permanent in nature is not practicable.
The Company is currently under examination by the U.S. Internal Revenue Service for certain tax years. An examination of the Company’s U.S. tax returns through July 31, 2002 was concluded with a “no change” result. The tax years ended July 31, 2003, December 31, 2003 and December 31, 2004 are in their final stages and the Company is not aware of any proposed changes for any year. Certain German subsidiaries of the Company are under appeal from prior examination results by the German tax authorities for periods covering 1996 through 2000. For tax years 2001 through 2004, audit results have been agreed upon with its German partnership entities in December 2007. This result was the first step in a two-step process that involves two German entities. The preliminary findings for the second step were received in March, 2008. No material adjustments are anticipated at the final resolution of this two step audit process. Additionally, certain Canadian subsidiaries are under examination by Canadian tax authorities for the tax years covering 2002 through 2003 and a Philippine subsidiary is being audited by the

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(Unaudited)
Note 10 — Income Taxes — (continued)
Philippine tax authorities for tax years 2004 through 2006. The Company’s Scotland subsidiaries are under audit for the tax year 2005. The Indian tax authorities previously issued an assessment for the tax year ended March 31, 2004, which was reduced as a result of a favorable tax audit determination in March, 2008. This revised assessment is currently on appeal with the Indian tax authorities. In addition, the Company is currently under examination in India for tax year ended March 31, 2005.
Note 11 — Earnings Per Share
Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options, stock appreciation rights, restricted stock, common stock units and shares held in a rabbi trust using the treasury stock method. For the three month periods ended March 31, 2008 and 2007, the impact of outstanding options to purchase shares of common stock and stock appreciation rights of 0.2 million and 0.1 million, respectively, were antidilutive and were excluded from the calculation of diluted earnings per share.
The numbers of shares used in the earnings per share computations are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Basic:
Weighted average common shares outstanding	40,491	40,299
Diluted:
Dilutive effect of stock options, stock appreciation rights, restricted stock, common stock units and shares held in a rabbi trust	322	251

Total weighted average diluted shares outstanding	40,813	40,550

On August 5, 2002, the Company’s Board of Directors authorized the Company to purchase up to three million shares of its outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the three months ended March 31, 2008 and 2007, the Company made no purchases under the 2002 repurchase program.
During the three months ended March 31, 2008, the Company cancelled 4.5 million shares of its Treasury stock and recorded reductions of $0.1 million to “Common stock”, $33.0 million to “Additional paid-in capital”, $51.2 million to “Treasury stock” and $18.1 million to “Retained earnings”.
Note 12 — Segments and Geographic Information
The Company operates within two regions, the “Americas” and “EMEA” which represented 67.4% and 32.6%, respectively, of the Company’s consolidated revenues for the three months ended March 31, 2008 and 67.8% and 32.2%, respectively, of the Company’s consolidated revenues for the comparable 2007 period. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The Company aligns its business into two segments to effectively manage the business and support the customer care needs of every client and to respond to the demands of the Company’s global customers.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(Unaudited)
Note 12 — Segments and Geographic Information — (continued)
The reportable segments consist of (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service) and technical staffing and (2) EMEA, which includes Europe, the Middle East and Africa, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service) and fulfillment services. The sites within Latin America, India and the Asia Pacific Rim are included in the Americas region given the nature of the business and client profile, which is primarily made up of U.S. based companies that are using the Company’s services in these locations to support their customer contact management needs.
Information about the Company’s reportable segments for the three months ended March 31, 2008 compared to the corresponding prior year period, is as follows (in thousands):

				Consolidated
	Americas	EMEA	Other (1)	Total

Three Months Ended March 31, 2008:
Revenues	$137,357	$66,364		$203,721
Depreciation and amortization	$5,786	$1,233		$7,019

Income (loss) from operations	$21,862	$4,620	$(10,165)	$16,317
Other income, net			2,251	2,251
Provision for income taxes			(2,858)	(2,858)

Net income				$15,710

				Consolidated
	Americas	EMEA	Other (1)	Total

Three Months Ended March 31, 2007:
Revenues	$113,963	$54,038		$168,001
Depreciation and amortization	$4,912	$1,068		$5,980

Income (loss) from operations	$20,053	$2,900	$(9,378)	$13,575
Other income, net			877	877
Provision for income taxes			(2,653)	(2,653)

Net income				$11,799

(1)	Other items (including corporate costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three months ended March 31, 2008 and 2007. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2007. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.
During the three months ended March 31, 2008 and 2007, the Company had no clients that exceeded ten percent of consolidated revenues.
Note 13 — Stock-Based Compensation
A detailed description of each of the Company’s stock-based compensation plans is provided below, including the 2001 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. Stock-based compensation expense related to these plans, which is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations, was $1.2 million and $1.0 million for the three months ended March 31, 2008 and 2007, respectively. There were no related income tax benefits recognized in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 or for the comparable 2007 period. In addition, the Company did not realize the benefit of tax deductions in excess of

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(Unaudited)
Note 13 — Stock-Based Compensation — (continued)
recognized tax benefits from the exercise of stock options in the three months ended March 31, 2008 or 2007. There were no capitalized stock-based compensation costs at March 31, 2008 or December 31, 2007.
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
Stock Options — Options are granted at fair market value on the date of the grant and generally vest over one to four years. All options granted under the Plan expire if not exercised by the tenth anniversary of their grant date. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions. The fair value of the stock option awards is expensed on a straight-line basis over the vesting period of the award. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Exercises and forfeitures are estimated within the valuation model using employee termination and other historical data. The expected term of the stock option awards granted is derived from historical exercise experience under the Plan and represents the period of time that stock option awards granted are expected to be outstanding. No stock options were granted during the three months ended March 31, 2008 and 2007.
The following table summarizes stock option activity under the Plan as of March 31, 2008, and changes during the three months then ended:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
Stock Options	(000s)	Price	(in years)	(000s)

Outstanding at January 1, 2008	484	$13.49
Granted	—	—
Exercised	(60)	11.27
Forfeited or expired	(1)	4.05

Outstanding at March 31, 2008	423	$13.83	2.7	$2,017

Vested or expected to vest at March 31, 2008	423	$13.83	2.7	$2,017

Exercisable at March 31, 2008	423	$13.83	2.7	$2,017

There is no intrinsic value for options exercised during the three months ended March 31, 2008 and 2007 since the exercise price of the options is the same as the market price of the underlying stock on the date of grant. All options were fully vested as of March 31, 2008 and there is no unrecognized compensation cost related to these options granted under the Plan (the effect of estimated forfeitures is not material).
Cash received from stock options exercised under this Plan for the three months ended March 31, 2008 and 2007, was $0.7 million and $0.2 million, respectively. There were no actual tax benefits realized for the tax deductions from these stock option exercises for the three month periods ended March 31, 2008 and 2007.
Stock Appreciation Rights — The Company’s Board of Directors, at the recommendation of the Compensation and Human Resource Development Committee (the “Committee”), approves awards of stock-settled stock appreciation rights (“SARs”) for eligible participants. SARs represent the right to receive, without payment to the Company, a

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(Unaudited)
Note 13 — Stock-Based Compensation — (continued)
Stock Appreciation Rights — (continued)
certain number of shares of common stock, as determined by the Committee, equal to the amount by which the fair market value of a share of common stock at the time of exercise exceeds the grant price.
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
The following table summarizes the assumptions used to estimate the fair value of SARs granted during the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Expected volatility	47%	53%
Weighted-average volatility	47%	53%
Expected dividends	—	—
Expected term (in years)	3.9	3.9
Risk-free rate	3.1%	4.5%

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(Unaudited)
Note 13 — Stock-Based Compensation — (continued)
Stock Appreciation Rights — (continued)
The following table summarizes SARs activity under the Plan as of March 31, 2008, and changes during the three months then ended:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
Stock Appreciation Rights	(000s)	Price	(in years)	(000s)

Outstanding at January 1, 2008	243	$—
Granted	133	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2008	376	$—	8.9	$371

Vested or expected to vest at March 31, 2008	376	$—	8.9	$371

Exercisable at March 31, 2008	122	$—	8.0	$245

The weighted-average grant-date fair value of the SARs granted during the three months ended March 31, 2008 was $7.20. No SARs were exercised during the three months ended March 31, 2008.
The following table summarizes the status of nonvested SARs under the Plan as of March 31, 2008, and changes during the three months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Stock Appreciation Rights	(In thousands)	Fair Value

Nonvested at January 1, 2008	202	$7.54
Granted	133	$7.20
Vested	(81)	$7.50
Forfeited	—	$—

Nonvested at March 31, 2008	254	$7.38

As of March 31, 2008, there was $1.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock appreciation rights granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.3 years. During the three months ended March 31, 2008 and 2007, 81 thousand and 41 thousand SARs vested, respectively.
Restricted Shares — The Company’s Board of Directors, at the recommendation of the Committee, approves awards of performance and employment-based restricted shares (“Restricted Shares”) for eligible participants. In some instances, where the issuance of Restricted Shares has adverse tax consequences to the recipient, the Board will instead issue restricted stock units (“RSUs”). The Restricted Shares are shares of the Company’s common stock (or in the case of RSUs, represent an equivalent number of shares of the Company’s common stock) which are issued to the participant subject to (a) restrictions on transfer for a period of time and (b) forfeiture under certain conditions. The performance goals, including revenue growth and income from operations targets, provide a range of vesting possibilities from 0% to 100% and will be measured at the end of the performance period. If the performance conditions are met for the performance period, the shares will vest and all restrictions on the transfer of the Restricted Shares will lapse (or in the case of RSUs, an equivalent number of shares of the Company’s common stock will be issued to the recipient). The Company recognizes compensation cost, net of estimated forfeitures, based

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(Unaudited)
Note 13 — Stock-Based Compensation — (continued)
Restricted Shares — (continued)
on the fair value (which approximates the current market price) of the Restricted Shares (and RSUs) on the date of grant ratably over the requisite service period based on the probability of achieving the performance goals.
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
The following table summarizes the status of nonvested Restricted Shares/Units under the Plan as of March 31, 2008, and changes during the three months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Restricted Shares/Units	(In thousands)	Fair Value

Nonvested at January 1, 2008	438	$15.69
Granted	184	$17.87
Vested	(75)	$14.67
Forfeited	—	$—

Nonvested at March 31, 2008	547	$16.56

As of March 31, 2008, based on the probability of achieving the performance goals, there was $6.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested Restricted Shares/Units granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.2 years. During the three months ended March 31, 2008, 75 thousand restricted shares vested (none in the comparable 2007 period).
Other Awards — The Company’s Board of Directors, at the recommendation of the Committee, approves awards of Common Stock Units (“CSUs”) for eligible participants. A CSU is a bookkeeping entry on the Company’s books that records the equivalent of one share of common stock. If the performance goals described under Restricted Shares in this Note 13 are met, performance-based CSUs will vest on the third anniversary of the grant date. The Company recognizes compensation cost, net of estimated forfeitures, based on the fair value (which approximates the current market price) of the CSUs on the date of grant ratably over the requisite service period based on the probability of achieving the performance goals. Changes in the probability of achieving the performance goals from period to period will result in corresponding changes in compensation expense. The employment-based CSUs vest one-third on each of the first three anniversaries of the date of grant, provided the participant is employed by the Company on such date. On the date each CSU vests, the participant will become entitled to receive a share of the Company’s common stock and the CSU will be canceled.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(Unaudited)
Note 13 — Stock-Based Compensation — (continued)
Other Awards — (continued)
The following table summarizes CSUs activity under the Plan as of March 31, 2008, and changes during the three months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Common Stock Units	(In thousands)	Fair Value

Nonvested at January 1, 2008	58	$16.21
Granted	29	$17.87
Vested	(1)	$17.64
Forfeited	—	$—

Nonvested at March 31, 2008	86	$16.76

As of March 31, 2008, there was $0.6 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted under the Plan. This cost is expected to be recognized over a weighted-average period of 0.5 years. During the three months ended March 31, 2008, 958 CSUs vested (none in the comparable 2007 period).
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
Additionally, the 2004 Fee Plan provides that each non-employee Director receives on the day after the annual shareholders’ meeting, an annual retainer for service as a non-employee Director, the amount of which shall be determined from time to time by the Board (currently set at $50,000) to be paid 75% in CSUs and 25% in cash. The number of CSUs to be granted under the 2004 Fee Plan will be determined by dividing the amount of the annual retainer by an amount equal to 105% of the average of the closing prices for the Company’s common stock on the five trading days preceding the award date (the day after the annual meeting). The annual grant of CSUs will vest in two equal installments, one-half on the date of each of the following two annual shareholders’ meetings. There were no grants of CSUs issued under the 2004 Fee Plan during the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008 and 2007, no CSUs vested.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(Unaudited)
Note 13 — Stock-Based Compensation — (continued)
Non-Employee Director Fee Plan — (continued)
The following table summarizes the status of the nonvested CSUs under the 2004 Fee Plan as of March 31, 2008, and changes during the three months then ended:

Weighted
Average
	Shares	Grant-Date
Nonvested Common Stock Units	(In thousands)	Fair Value

Nonvested at January 1, 2008	31	$17.69
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Nonvested at March 31, 2008	31	$17.69

Compensation expense for CSUs granted after the adoption of SFAS No. 123R, (SFAS 123R), "Share-Based Payment” on January 1, 2006 and before the 2004 Fee Plan amendment in March 2008 (as discussed below), is recognized immediately on the date of grant since these grants automatically vest upon termination of a Director’s service, whether by death, retirement, resignation, removal or failure to be reelected at the end of his or her term. However, compensation expense for CSUs granted before adoption of SFAS 123R is recognized over the requisite service period, or “nominal” vesting period of two to three years, in accordance with APB No. 25, “Accounting for Stock Issued to Employees”. Compensation expense related to CSUs granted before adoption of SFAS 123R was $0.1 million for the three months ended March 31, 2007. As of March 31, 2008, there was no unrecognized compensation cost, net of estimated forfeitures, which relates to nonvested CSUs granted under the 2004 Fee Plan before adoption of SFAS 123R.
In March 2008, the Board adopted amendments to the 2004 Fee Plan which provided that CSUs will vest and compensation expense will be recognized in equal quarterly installments over the term of the grant, the requisite service period. Beginning with grants in 2008, unvested and unearned CSUs will not automatically vest upon termination of a director’s service as a director, whether by reason of death, retirement, resignation, removal or failure to be reelected at the end of his or her term.
Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board of Directors effective December 17, 1998 and amended on March 29, 2006 and May 23, 2006. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president and senior vice presidents and $7,500 per year for vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (See Note 5, Investments Held in Rabbi Trust.) As of March 31, 2008 and December 31, 2007, liabilities of $1.6 million and $1.4 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.
Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $0.6 million and $0.5 million as of March 31, 2008 and December 31, 2007, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.
The weighted-average grant-date fair value of common stock awarded during the three months ended March 31, 2008 and 2007 was $17.59 and $18.29, respectively.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(Unaudited)
Note 13 — Stock-Based Compensation — (continued)
Deferred Compensation Plan — (continued)
The following table summarizes the status of the nonvested common stock issued under the Deferred Compensation Plan as of March 31, 2008, and changes during the three months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Common Stock	(In thousands)	Fair Value

Nonvested at January 1, 2008	5	$12.62
Granted	5	$17.59
Vested	(5)	$15.94
Forfeited	—	$—

Nonvested at March 31, 2008	5	$13.89

As of March 31, 2008, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted-average period of 3.7 years. The total fair value of the common stock vested during the three months ended March 31, 2008 was $0.1 million and $0.1 million for the comparable 2007 period.
There were no cash settlements related to the Company’s obligation under the Deferred Compensation Plan for the three month periods ended March 31, 2008 and 2007.
Note 14 — Pension Plan and Post-Retirement Benefits
Pension Plan
The Company sponsors a non-contributory defined benefit pension plan (the “Pension Plan”) for its employees in the Philippines. The Pension Plan provides defined benefits based on years of service and final salary. All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plan. As of March 31, 2008, the Pension Plan is unfunded.
The following table provides information about net periodic benefit cost for the Pension Plan for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Service cost	$104	$302
Interest cost	41	72
Recognized actuarial gain	(17)	—

Net periodic benefit cost	$128	$374

Post-Retirement Benefits
In 1996, the Company entered into a split dollar life insurance arrangement to benefit the former Chairman and Chief Executive Officer of the Company. Under the terms of the arrangement, the Company retained a collateral interest in the policy to the extent of the premiums paid by the Company. Effective January 1, 2008, the Company recorded a $0.5 million liability for a post-retirement benefit obligation related to this arrangement, which was accounted for as a reduction to the January 1, 2008 balance of retained earnings in accordance with EITF 06-10. The post-retirement benefit obligation of $0.5 million as of March 31, 2008 was included in “Other long-term liabilities” in accompanying Condensed Consolidated Balance Sheet.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007
(Unaudited)
Note 15 — Loss Contingency
The Company has previously disclosed regulatory sanctions assessed against our Spanish subsidiary relating to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. In order to appeal these claims, the Company issued a bank guarantee of $0.9 million. As of March 31, 2008, the Company included the bank guarantee as restricted cash in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet. The Company will continue to vigorously defend these matters. However, due to further progression of several of these claims within the Spanish court system, and based upon opinion of legal counsel regarding the likely outcome of several of the matters before the courts, the Company accrued a provision in the amount of $1.3 million as of March 31, 2008 and December 31, 2007 under SFAS No. 5, “Accounting for Contingencies” because management now believes that a loss is probable and the amount of the loss can be reasonably estimated as to three of the subject claims. There are two other related claims, one of which is currently under appeal, and the other of which is in the early stages of investigation, but the Company has not accrued any amounts related to either of those claims because management does not currently believe a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to those two claims.
Note 16 —Related Party Transactions
In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The Landlord, Kingstree Office One, LLC, is an entity controlled by John Sykes, the Company’s founder, former Chairman and Chief Executive Officer and a current major stockholder. The lease payments on the 20-year lease were negotiated at or below market rates, and the Lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $50 thousand to the Landlord during the three months ended March 31, 2008 under the terms of the Lease.
Additionally, during the three month period ended March 31, 2008 (none in the comparable 2007 period) the Company paid $0.1 million for transitional real estate consulting services provided by David Reule, the Company’s former Senior Vice President of Real Estate who retired in December, 2007. Mr. Reuele is currently employed by JHS Equity, LLC, a company owned by John Sykes, the Company’s founder, former Chairman and Chief Executive Officer and a current major stockholder. Accordingly, the payments for Mr. Reule’s services were made to JHS Equity, LLC to reimburse it for the time spent by Mr. Reule on the Company’s business.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sykes Enterprises, Incorporated
400 north Ashley Drive
Tampa, FL 33602
We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of March 31, 2008, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2008 and 2007, of changes in shareholders’ equity for the three-month periods ended March 31, 2008 and 2007 and for the nine-month period ended December 31, 2007, and of cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2007, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
As discussed in Note 1 to the condensed consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007.
/s/ Deloitte & Touche LLP
Certified Public Accountants
Tampa, Florida
May 7, 2008

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2008
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and the consolidated financial statements and notes in the Sykes Enterprises, Incorporated (“Sykes,” “our”, “we” or “us”) Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”).
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
For the Quarter Ended March 31, 2008
Results of Operations
The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended
	March 31,
	2008	2007

Revenues	$203,721	$168,001
Percentage of revenues	100.0%	100.0%

Direct salaries and related costs	$130,980	$105,871
Percentage of revenues	64.3%	63.0%

General and administrative expenses	$56,424	$48,555
Percentage of revenues	27.7%	28.9%

Income from operations	$16,317	$13,575
Percentage of revenues	8.0%	8.1%
The following table summarizes our revenues, for the periods indicated, by geographic region (in thousands):

	Three Months Ended
	March 31,
	2008		2007
Revenues:
Americas	$137,357	67.4%	$113,963	67.8%
EMEA	66,364	32.6%	54,038	32.2%

Consolidated	$203,721	100.0%	$168,001	100.0%

The following table summarizes the amounts and percentage of revenue for direct salaries and related costs and general and administrative costs for the periods indicated, by geographic region (in thousands):

	Three Months Ended
	March 31,
	2008		2007
Direct salaries and related costs:
Americas	$85,184	62.0%	$68,752	60.3%
EMEA	45,796	69.0%	37,119	68.7%

Consolidated	$130,980		$105,871

General and administrative:
Americas	$30,311	22.1%	$25,158	22.1%
EMEA	15,948	24.0%	14,019	25.9%
Corporate	10,165		9,378

Consolidated	$56,424		$48,555

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2008
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Revenues
For the three months ended March 31, 2008, we recognized consolidated revenues of $203.7 million, an increase of $35.7 million, or 21.2%, from $168.0 million of consolidated revenues for the comparable 2007 period.
On a geographic segmentation basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 67.4%, or $137.3 million, for the three months ended March 31, 2008, compared to 67.8%, or $114.0 million, for the comparable 2007 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 32.6%, or $66.4 million, for the three months ended March 31, 2008, compared to 32.2%, or $54.0 million, for the comparable 2007 period.
The increase in the Americas’ revenue of $23.3 million, or 20.4%, for the three months ended March 31, 2008, compared to the same period in 2007, reflects a broad-based growth in client demand, including new and existing client relationships, primarily within our offshore operations and Canada. Excluding a $1.4 million performance incentive payment received in the first quarter of 2007 by our Canadian operations related to our telemedicine program, the increase in the Americas’ revenue was $24.7 million compared to the same period last year. New client relationships represented 66.6% of the increase in the Americas’ revenue over the comparable 2007 period, excluding the telemedicine performance incentive mentioned above. Revenues from our offshore operations represented 60.5% of Americas’ revenues on 17,700 seats for the three months ended March 31, 2008, compared to 59.0% on 15,500 seats for the comparable 2007 period. The trend of generating more of our revenues in our offshore operations is likely to continue in 2008. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. Americas’ revenues for the three months ended March 31, 2008 included a $2.6 million net gain on foreign currency hedges. Excluding this gain, the Americas’ revenue increased $20.7 million compared with the same period last year.
The increase in EMEA revenues of $12.4 million, or 22.8%, for the three months ended March 31, 2008, compared to the same period in 2007, reflects a broad-based growth in client demand, including new and existing client relationships, partially offset by certain program expirations. New client relationships represented 26.2% of the increase in EMEA’s revenue over the comparable 2007 period. EMEA revenues for the first quarter of 2008 experienced a $6.2 million increase as a result of changes in foreign currency exchange rates compared to the same period in 2007. Excluding this foreign currency impact, EMEA revenues increased $6.2 million compared with the same period last year.
Direct Salaries and Related Costs
Direct salaries and related costs increased $25.1 million, or 23.7%, to $130.9 million for the three months ended March 31, 2008, from $105.8 million in the comparable 2007 period.
On a reporting segment basis, direct salaries and related costs from the Americas segment increased $16.4 million or 23.9% to $85.2 million for the three months ended March 31, 2008 from $68.8 million for the comparable 2007 period. Direct salaries and related costs from the EMEA segment increased $8.7 million or 23.4% to $45.8 million for the three months ended March 31, 2008 from $37.1 million in the comparable 2007 period. While changes in foreign currency exchange rates positively impacted revenues in EMEA, they negatively impacted direct salaries and related costs in 2008 compared to 2007 by approximately $4.4 million.
In the Americas’ segment, as a percentage of revenues, direct salaries and related costs increased to 62.0% for the three months ended March 31, 2008 from 60.3% in the comparable 2007 period, or 61.1% as a percentage of revenues, excluding the $1.4 million revenue contribution from Canada mentioned above. This increase of 0.9%, as a percentage of revenues, was primarily attributable to higher salary costs of 1.2% and higher auto tow claim costs of 0.3%, partially offset by lower telephone costs of 0.2%, lower travel costs of 0.2% and lower recruiting costs of 0.2%.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2008
In the EMEA segment, as a percentage of revenues, direct salaries and related costs increased to 69.0%, in 2008 from 68.7%, in 2007. This increase of 0.3% was primarily attributable to higher compensation costs of 2.6% and higher business development recruiting costs of 0.7%, partially offset by lower material costs of 1.7%, lower telephone costs of 0.5%, lower postage costs of 0.3%, lower billable supply costs of 0.2% and lower other costs of 0.3%.
General and Administrative
General and administrative expenses increased $7.8 million, or 16.2%, to $56.4 million for the three months ended March 31, 2008, from $48.6 million in the comparable 2007 period.
On a reporting segment basis, general and administrative expenses from the Americas segment increased $5.1 million or 20.5% to $30.3 million for the three months ended March 31, 2008 from $25.2 million for the comparable 2007 period. General and administrative expenses from the EMEA segment increased $1.9 million or 13.8% to $15.9 million for the three months ended March 31, 2008 from $14.0 million in the comparable 2007 period. While changes in foreign currency exchange rates positively impacted revenues in EMEA, they negatively impacted general and administrative expenses in the three months ended March 31, 2008 compared to the comparable 2007 period by approximately $1.3 million. Corporate general and administrative expenses increased $0.8 million or 8.4% to $10.2 million for the three months ended March 31, 2008 from $9.4 million. This increase of $0.8 million was primarily attributable to higher bad debt expense of $0.8 million, higher compensation costs of $0.3 million associated with our stock-based compensation plans, higher consulting costs of $0.1 million, higher depreciation expense of $0.1 million and higher other costs of $0.2 million partially offset by lower legal and professional fees of $0.7 million.
In the Americas’ segment, as a percentage of revenues, general and administrative expenses remained at 22.1% for the three months ended March 31, 2008 as compared to the same 2007 period. Excluding the $1.4 million revenue contribution from Canada mentioned above, general and administrative expenses were 22.4%, as a percentage of revenues, for the three months ended March 31, 2007. This decrease of 0.3% was primarily attributable to lower depreciation expense of 0.2%, lower telephone costs of 0.2% and lower other costs of 0.7%, partially offset by higher compensation costs of 0.8%.
In the EMEA segment, as a percentage of revenues, general and administrative expenses decreased to 24.0% for the three months ended March 31, 2008 from 25.9% in the comparable 2007 period. This decrease of 1.9% was primarily attributable to lower bad debt expense of 0.9%, lower compensation costs of 0.5% and lower travel and meeting costs of 0.5%.
Interest Income
Interest income was $1.8 million for the three months ended March 31, 2008, compared to $1.3 million for the comparable 2007 period reflecting higher levels of average interest-bearing investments in cash and cash equivalents and short-term investments as well as higher average rates of interest earned.
Interest Expense
Interest expense was $0.1 million for the three months ended March 31, 2008 compared to $0.2 million for the comparable 2007 period reflecting lower average levels of outstanding short-term debt.
Other Income (Expense)
Other income, net, was $0.5 million for the three months ended March 31, 2008 compared to other expense, net, of $0.3 million for the comparable 2007 period. The net increase in other income of $0.8 million was primarily attributable to an increase of $0.7 in realized and unrealized foreign currency transaction gains, net of losses and a $0.1 million decrease in the loss on forward points valuation on foreign currency hedges recognized in the three months ended March 31, 2007. Other income (expense) excludes the cumulative translation effects and unrealized

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2008
gains (losses) on financial derivatives that are included in Accumulated Other Comprehensive Income in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.
Provision for Income Taxes
The provision for income taxes of $2.9 million for the three months ended March 31, 2008 was based upon pre-tax book income of $18.6 million, compared to $2.7 million for the three months ended March 31, 2007 based upon pre-tax book income of $14.5 million. The effective tax rate for the three months ended March 31, 2008 was 15.4% compared to an effective tax rate of 18.4% for the comparable 2007 period. This decrease in the effective tax rate of 3.0% was due to recognition of income tax benefits of $1.3 million, including interest and penalties of $0.8 million, relating to transfer pricing as a result of a favorable tax audit determination in March 2008, permanent differences and losses in jurisdictions for which tax benefits can be recognized, accompanied by a shift in the mix of earnings within tax jurisdictions and the effects of valuation allowances, foreign withholding and other taxes, accrued interest and penalties and foreign income tax rate differentials.
Net Income
As a result of the foregoing, we reported income from operations for the three months ended March 31, 2008 of $16.3 million, compared to $13.5 million in the comparable 2007 period. This increase was principally attributable to a $35.7 million increase in revenues partially offset by a $25.1 million increase in direct salaries and related costs and a $7.8 million increase in general and administrative expenses. The $2.8 million increase in income from operations, a $0.8 million increase in other income, net, a $0.5 million increase in interest income, offset by a $0.2 million higher tax provision resulted in net income of $15.7 million for the three months ended March 31, 2008, an increase of $3.9 million compared to the same period in 2007.
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
On August 5, 2002, the Board of Directors authorized the Company to purchase up to three million shares of our outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the three months ended March 31, 2008, we did not repurchase common shares under the 2002 repurchase program.
During the three months ended March 31, 2008, we generated $1.0 million in cash from operating activities, $17.5 million from the sale of short-term investments, received $0.7 million in cash from issuance of stock and $0.4 million from the release of restricted cash. Further, we used $8.1 million for capital expenditures, purchased $1.2 million in short-term investments and restricted cash and used $0.1 million in other investing activities resulting in an $11.9 million increase in available cash (including the favorable effects of international currency exchange rates on cash of $1.7 million).
Net cash flows provided by operating activities for the three months ended March 31, 2008 were $1.0 million, compared to $4.9 million for the comparable 2007 period. The $3.9 million decrease in net cash flows from operating activities was due to a net decrease $10.0 million in cash flows from assets and liabilities partially offset by a $3.9 million increase in net income and a $2.2 million increase in non-cash reconciling items such as deferred income taxes, stock-based compensation, termination costs associated with exit activities, unrealized gains on financial instruments. The $10.0 million net change in cash flows from assets and liabilities was principally a result

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2008
of a $11.4 million increase in receivables, a $1.9 million decrease in income taxes payable and a $1.0 million decrease in other liabilities partially offset by a $1.3 million decrease in other assets and a $3.0 million increase in deferred revenue.
Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $8.1 million for the three months ended March 31, 2008, compared to $6.3 million for the comparable 2007 period, an increase of $1.8 million. During the three months ended March 31, 2008, approximately 40% of the capital expenditures were the result of investing in new and existing customer contact management centers, primarily offshore, and 60% was expended primarily for maintenance and systems infrastructure. In 2008, we anticipate capital expenditures in the range of $30.0 million to $35.0 million.
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
The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at our option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 1.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 1.25%. In addition, a commitment fee of up to 0.25% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2010, are secured by a pledge of 65% of the stock of each of our active direct foreign subsidiaries. The Credit Facility prohibits us from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings in the first three months of 2008 and no outstanding balances as of March 31, 2008 and December 31, 2007, with $50.0 million availability on the Credit Facility. At March 31, 2008, we were in compliance with all loan requirements of the Credit Facility.
Effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), Fair Value Measurements. Adoption of SFAS 157 did not have a material effect on our financial condition, results of operations or cash flows. At March 31, 2008, the aggregate amount of assets requiring fair value measurement (no liabilities) included in Level 3 represented approximately 1% of the aggregate amount of consolidated assets and liabilities. Of the aggregate amount of total assets and liabilities requiring fair value measurement, approximately 10% are included in Level 3. The amount we report in Level 3 in future periods will be directly affected by market conditions. There were no material changes made to the valuation techniques and methodologies used to measure fair value during the three months ended March 31, 2008. See Note 1 of the accompanying Condensed Consolidated Financial Statements for further information related to the adoption of SFAS 157 and Item 3 “Quantitative and Qualitative Disclosures about Market Risk” for further information regarding foreign currency risk.
At March 31, 2008, we had $189.7 million in cash and cash equivalents, of which approximately 91% or $171.9 million, was held in international operations and may be subject to additional taxes if repatriated to the United States.
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

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2008
Off-Balance Sheet Arrangements and Other
At March 31, 2008, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Contractual Obligations
As of March 31, 2008, we had $4.9 million of unrecognized tax benefits, a net decrease of $0.5 million from $5.4 million as of December 31, 2007. The unrecognized tax benefits are classified as “Long-term income tax liabilities” in the accompanying Condensed Consolidated Balance Sheet. The decrease relates primarily to the recognition of tax benefits of $1.3 million, including $0.8 million of interest and penalties, relating to transfer pricing as a result of a favorable tax audit determination in March, 2008. As of March 31, 2008, the expected cash payments related to the $4.9 million liability for unrecognized tax benefits is $0.3 million in less than one year, $1.5 million in one to three years, none in three to five years and $3.1 million after five years. We believe it is reasonably possible that the unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $1.6 million due to transfer pricing and the classification of tax attributes related to intercompany accounts that will be resolved under audit or appeal in various tax jurisdictions. For a presentation of contractual obligations as of December 31, 2007, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC.
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
For the Quarter Ended March 31, 2008
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
We primarily recognize revenues from services as the services are performed, which is based on either a per minute, per call or per transaction basis, under a fully executed contractual agreement and record reductions to revenue for contractual penalties and holdbacks for failure to meet specified minimum service levels and other performance based contingencies. Revenue recognition is limited to the amount that is not contingent upon delivery of any future product or service or meeting other specified performance conditions.
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
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts of $3.0 million as of March 31, 2008, or 1.8% of trade receivables, for estimated losses arising from the inability of our customers to make required payments. Our estimate is based on factors surrounding the credit risk of certain clients, historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that our estimate of the allowance for doubtful accounts will change if the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments.
Income Taxes
We reduce deferred tax assets by a valuation allowance if, based on the weight of available evidence for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2008
realized. The valuation allowance for a particular tax jurisdiction is allocated between current and noncurrent deferred tax assets for that jurisdiction on a pro rata basis. Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, our estimate of future taxable income and any applicable tax-planning strategies. At December 31, 2007, management determined that a valuation allowance of $34.0 million was necessary to reduce U.S. deferred tax assets by $10.4 million and foreign deferred tax assets by $23.6 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $13.5 million at December 31, 2007 is dependent upon future profitability within each tax jurisdiction. As of March 31, 2008, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax asset will be realized.
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
Impairment of Long-lived Assets
We review long-lived assets, which had a carrying value of $109.1 million as of March 31, 2008, including goodwill, intangibles and property and equipment, and investment in SHPS, Incorporated, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge or loss to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.
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
In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 on January 1, 2008. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows. See Note 2 — Fair Value for further information.
In March 2007, the EITF reached a consensus on Issue No. 06-10 (EITF 06-10), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 provides guidance on the employers’ recognition of assets, liabilities and related

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2008
compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods. We adopted the provisions of EITF 06-10 on January 1, 2008. As a result of the implementation of EITF 06-10, we recognized a $0.5 million liability for a postretirement benefit obligation related to a split dollar arrangement on behalf of our founder and former Chairman and Chief Executive Officer which was accounted for as a reduction to the January 1, 2008 balance of retained earnings. See Note 14 — Pension Plan and Post-Retirement Benefits for further information.
In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), “Business Combinations” and SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. However, the presentation and disclosure requirements of SFAS 160 will be applied retrospectively for all periods presented. We are currently evaluating the impact of adopting the presentation and disclosure provisions of SFAS 160 on our financial condition, results of operations and cash flows.
In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures About Derivative Instruments and Hedging Activities”, which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, by requiring increased qualitative, quantitative, and credit-risk disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of this standard on our financial condition, results of operations and cash flows.
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
In order to hedge approximately 37% of our exposure related to the anticipated cash flow requirements denominated in PHP, we had outstanding forward contracts as of March 31, 2008 with counterparties to acquire a total of PHP 4.9 billion through June 2009 at fixed prices of $112.1 million U.S. dollars. The fair value of these derivative instruments as of March 31, 2008 is presented in Note 4 of the accompanying Condensed Consolidated Financial Statements. If the U.S. dollar/PHP exchange rate were to adversely change by 10% from current period-end levels, we would incur a $11.3 million loss on the underlying exposures of the derivative instruments. However, this loss would be partially offset by a corresponding gain of $11.2 million in our underlying exposures.
In April 2008, the Company entered into additional forward contracts to acquire a total of PHP 2.4 billion through December 2009 at fixed prices of $56.6 million.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2008
We evaluate the credit quality of potential counterparties to derivative transactions and only enter into contracts with those considered to have minimal credit risk. We periodically monitor changes to counterparty credit quality as well as our concentration of credit exposure to individual counterparties. We do not use derivative instruments for trading or speculative purposes.
Interest Rate Risk
Our exposure to interest rate risk results from variable debt outstanding under our $50.0 million revolving credit facility. During the quarter ended March 31, 2008, we had no debt outstanding under this credit facility; therefore, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would not have had had a material impact on our financial position or results of operations.
We have not historically used derivative instruments to manage exposure to changes in interest rates.
Fluctuations in Quarterly Results
For the year ended December 31, 2007, quarterly revenues as a percentage of total consolidated annual revenues were approximately 24%, 24%, 25% and 27%, respectively, for each of the respective quarters of the year. We have experienced and anticipate that in the future we will continue to experience variations in quarterly revenues. The variations are due to the timing of new contracts and renewal of existing contracts, the timing and frequency of client spending for customer contact management services, non-U.S. currency fluctuations, and the seasonal pattern of customer contact management support and fulfillment services.
Item 4 — Controls and Procedures
As of March 31, 2008, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of March 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2008
Part II — OTHER INFORMATION
Item 1 — Legal Proceedings
We have previously disclosed regulatory sanctions assessed against our Spanish subsidiary relating to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. In order to appeal these claims, we issued a bank guarantee of $0.9 million. As of March 31, 2008, we included the bank guarantee as restricted cash in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet. We will continue to vigorously defend these matters. However, due to further progression of several of these claims within the Spanish court system, and based upon opinion of legal counsel regarding the likely outcome of several of the matters before the courts, we accrued a provision in the amount of $1.3 million as of March 31, 2008 and December 31, 2007 under SFAS No. 5, “Accounting for Contingencies” because we now believe that a loss is probable and the amount of the loss can be reasonably estimated as to three of the subject claims. There are two other related claims, one of which is currently under appeal, and the other of which is in the early stages of investigation, but we have not accrued any amounts related to either of those claims because we do not currently believe a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to those two claims.
From time to time, we are involved in legal actions arising in the ordinary course of business. With respect to these matters, we believe that we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.
Item 2 —Unregistered Sales of Equity Securities and Use of Proceeds
Below is a summary of stock repurchases for the quarter ended March 31, 2008 (in thousands, except average price per share). See Note 11, Earnings Per Share, to the Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

				Maximum
			Total Number of	Number Of
			Shares Purchased	Shares That May
		Average	as Part of	Yet Be
	Total Number	Price	Publicly	Purchased
	of Shares	Paid Per	Announced Plans	Under Plans or
Period	Purchased (1)	Share	or Programs	Programs
January 1, 2008 — January 31, 2008	—	—	1,644	1,356
February 1, 2008 — February 29, 2008	—	—	1,644	1,356
March 1, 2008 — March 31, 2008	—	—	1,644	1,356

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3 million with no expiration date.
Item 6 — Exhibits
The following documents are filed as an exhibit to this Report:
10.1	First Amended and Restated 2004 Non employee Director Fee Plan dated as of March 27, 2008.

15	Awareness letter.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2008
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED (Registrant)

Date: May 7, 2008	By:	/s/ W. Michael Kipphut
W. Michael Kipphut
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number
10.1	First Amended and Restated 2004 Non employee Director Fee Plan dated as of March 27, 2008.

15	Awareness letter.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.