Form 10-Q
period 2008-06-30
SYKES ENTERPRISES INC
filed 2008-08-06
CIK 1010612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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
Yes ☐            No ☑
As of July 18, 2008, there were 41,233,282 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$208,405	$177,682
Receivables, net	165,624	145,490
Prepaid expenses	11,740	10,905
Other current assets	16,326	19,828
Short-term investments	—	17,827

Total current assets	402,095	371,732

Property and equipment, net	78,544	78,574
Goodwill, net	23,057	22,468
Intangibles, net	6,077	6,646
Deferred charges and other assets	27,838	26,055

	$537,611	$505,475

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$19,101	$21,588
Accrued employee compensation and benefits	49,304	46,245
Income taxes payable	3,286	4,592
Deferred revenue	32,460	31,822
Other accrued expenses and current liabilities	20,178	14,132

Total current liabilities	124,329	118,379

Deferred grants	9,819	10,329
Long-term income tax liabilities	4,958	6,269
Other long-term liabilities	11,224	5,177

Total liabilities	150,330	140,154

Commitments and loss contingency (Note 15)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 41,209 and 45,537 shares issued	412	455
Additional paid-in capital	154,949	184,184
Retained earnings	210,066	195,203
Accumulated other comprehensive income	22,460	37,457
Treasury stock at cost: 60 shares and 4,697 shares	(606)	(51,978)

Total shareholders’ equity	387,281	365,321

	$537,611	$505,475

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except for per share data)	2008	2007	2008	2007

Revenues	$207,629	$168,284	$411,350	$336,285

Operating expenses:
Direct salaries and related costs	133,708	110,464	264,688	216,335
General and administrative	57,355	50,351	113,779	98,906

Total operating expenses	191,063	160,815	378,467	315,241

Income from operations	16,566	7,469	32,883	21,044

Other income (expense):
Interest income	1,258	1,445	3,080	2,794
Interest (expense)	(125)	(155)	(227)	(308)
Other income (expense)	3,733	(638)	4,264	(957)

Total other income (expense)	4,866	652	7,117	1,529

Income before provision for income taxes	21,432	8,121	40,000	22,573
Provision for income taxes	3,703	1,784	6,561	4,437

Net income	$17,729	$6,337	$33,439	$18,136

Net income per share:
Basic	$0.44	$0.16	$0.82	$0.45

Diluted	$0.43	$0.16	$0.82	$0.45

Weighted average shares:
Basic	40,599	40,359	40,545	40,331

Diluted	40,953	40,652	40,860	40,585

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Six Months Ended June 30, 2007, Six Months Ended December 31, 2007 and
Six Months Ended June 30, 2008
(Unaudited)

	Common				Accumulated
	Stock		Additional		Other
	Shares		Paid-in	Retained	Comprehensive	Treasury
(In thousands)	Issued	Amount	Capital	Earnings	Income (Loss)	Stock	Total

Balance at January 1, 2007	45,254	$453	$179,021	$158,058	$5,869	$(51,928)	$291,473

Adjustment upon adoption of FIN 48	—	—	—	(2,714)	—	—	(2,714)
Issuance of common stock	66	1	441	—	—	—	442
Stock-based compensation expense	—	—	2,442	—	—	—	2,442
Issuance of common stock and restricted stock under equity award plans	192	1	(14)	—	—	22	9
Issuance of common stock for business acquisition	25	—	468	—	—	—	468
Comprehensive income	—	—	—	18,136	10,316	—	28,452

Balance at June 30, 2007	45,537	455	182,358	173,480	16,185	(51,906)	320,572

Issuance of common stock	—	—	32	—	—	—	32
Stock-based compensation expense	—	—	1,729	—	—	—	1,729
Issuance of common stock and restricted stock under equity award plans	—	—	65	—	—	(72)	(7)
Comprehensive income	—	—	—	21,723	21,272	—	42,995

Balance at December 31, 2007	45,537	455	184,184	195,203	37,457	(51,978)	365,321

Adjustment upon adoption of EITF 06-10	—	—	—	(482)	—	—	(482)
Issuance of common stock	90	1	1,087	—	—	—	1,088
Stock-based compensation expense	—	—	2,357	—	—	—	2,357
Issuance of common stock and restricted stock under equity award plans	226	2	76	—	—	(114)	(36)
Excess tax benefit from stock- based compensation	—	—	591	—	—	—	591
Retirement of treasury stock	(4,644)	(46)	(33,346)	(18,094)	—	51,486	—
Comprehensive income (loss)	—	—	—	33,439	(14,997)	—	18,442

Balance at June 30, 2008	41,209	$412	$154,949	$210,066	$22,460	$(606)	$387,281

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2008 and 2007
(Unaudited)

(in thousands)	2008	2007
Cash flows from operating activities:
Net income	$33,439	$18,136
Depreciation and amortization	14,196	12,033
Stock compensation expense	2,357	2,442
Excess tax benefit from stock-based compensation	(591)	—
Deferred income tax benefit	(129)	(556)
Reversals of termination costs associated with exit activities	—	(56)
Foreign exchange (gain) on liquidation of foreign entities	(10)	(4)
Bad debt expense (reversals)	710	(97)
Unrealized loss on financial instruments, net	985	675
Amortization of discount on short-term investments	(173)	—
Amortization of actuarial gains on pension	(35)	—
Changes in assets and liabilities:
Receivables	(16,745)	(4,309)
Prepaid expenses	(3,031)	(2,690)
Other current assets	752	(1,619)
Deferred charges and other assets	(86)	595
Accounts payable	(1,174)	1,835
Income taxes receivable/payable	(3,852)	(1,503)
Accrued employee compensation and benefits	2,578	(275)
Other accrued expenses and current liabilities	(14)	(323)
Deferred revenue	1,101	(2,371)
Other long-term liabilities	675	680

Net cash provided by operating activities	30,953	22,593

Cash flows from investing activities:
Capital expenditures	(16,248)	(14,137)
Proceeds from sale of property and equipment	67	55
Proceeds from release of restricted cash	858	1,600
Sale of short-term investments	17,535	—
Purchase of long-term investments	(997)	—
Investment in restricted cash	—	(945)
Cash paid for business acquisitions	—	(1,600)
Other	(126)	(127)

Net cash provided by (used for) investing activities	1,089	(15,154)

Cash flows from financing activities:
Proceeds from issuance of stock	1,088	442
Excess tax benefit from stock-based compensation	591	—

Net cash provided by financing activities	1,679	442

Effects of exchange rates on cash	(2,998)	7,348

Net increase in cash and cash equivalents	30,723	15,229
Cash and cash equivalents — beginning	177,682	158,580

Cash and cash equivalents — ending	$208,405	$173,809

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2008 and 2007
(Unaudited)
(Continued)
Supplemental disclosures of cash flow information:

	2008	2007
Cash paid during period for interest	$220	$79
Cash paid during period for income taxes	$9,974	$6,585

Non-cash transactions:
Property and equipment additions included in accounts payable	$1,485	$3,712
See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2008 and 2007
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
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”).
Property and Equipment — The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. The Company determined that its property and equipment was not impaired as of June 30, 2008.
Short-Term Investments — Short-term investments are investments that are highly liquid, held to maturity according to the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and have terms greater than three months, but less than one year, at the time of acquisition. As of December 31, 2007, the Company had short-term investments of $17.8 million in commercial paper (none as of June 30, 2008) with a remaining maturity of less than one year. Short-term investments are carried at amortized cost which approximates fair value. Therefore, there were no significant unrecognized holding gains or losses at December 31, 2007 or June 30, 2008.
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
Six months ended June 30, 2008 and 2007
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
Value Added Tax Receivables — Our Philippine operations are subject to Value Added Tax, or VAT, which is usually applied to all goods and services purchased throughout the Philippines. Upon validation and certification of the VAT receivables by the Philippine government, the VAT receivables are held for sale through third-party brokers. This process through collection typically takes three to five years. The VAT receivable is approximately $7.2 million and $8.3 million as of June 30, 2008 and December 31, 2007, respectively, net of a valuation allowance of $2.1 million and $2.7 million, respectively. As of June 30, 2008 and December 31, 2007, the VAT receivables, net of the valuation allowance, of $5.3 million and $6.4 million, respectively, is included in “Deferred Charges and Other Assets”, $1.7 million and $0.0 million, respectively, is included in “Other Current Assets” and $0.2 million and $1.9 million, respectively, is included in “Receivables” in the accompanying Condensed Consolidated Financial Statements. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable. During the three and six months ended June 30, 2008, the Company determined that a portion of the VAT receivable balance was not recoverable and wrote down the balance by $0.2 million and $0.4 million, respectively. During the comparable 2007 periods, the Company wrote down the balance by $0.1 million and $0.2 million, respectively.
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
Foreign Currency Translation — The assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is other than the U.S. Dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income, but is included in “Accumulated other comprehensive income (loss)”, which is reflected as a separate component of shareholders’ equity until the sale or until the complete or substantially complete liquidation of the net investment in the foreign subsidiary. Foreign currency

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2008 and 2007
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Foreign Currency Translation — (continued)
transactional gains and losses are included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations.
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
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, the Company discontinues hedge accounting prospectively. At June 30, 2008, all hedges were determined to be highly effective.
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
SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. During the six months ended June 30, 2008, the Company has not elected to use the fair value option permitted under SFAS 159 for any of its financial assets and financial liabilities that are not already recorded at fair value.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2008 and 2007
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Fair Value Measurements — (continued)
A description of the Company’s policies regarding fair value measurement is summarized below.
Fair Value Hierarchy — SFAS 157 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:
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
Money Market and Open-end Mutual Funds — The Company uses quoted market prices in active markets to determine the fair value of money market and open-end mutual funds, which are classified in Level 1 of the fair value hierarchy.
Foreign Currency Forward Contracts — The Company enters into foreign currency forward contracts over the counter and values such contracts using a discounted cash flows model. The key inputs include forward foreign currency exchange rates and interest rates. The item is classified in Level 2 of the fair value hierarchy.
Investments Held in Rabbi Trust and related Deferred Compensation Plan Liability — The Company maintains a non-qualified deferred compensation plan structured as a rabbi trust for certain eligible employees. The investment assets of the rabbi trust are valued using quoted market prices multiplied by the number of shares held in the trust, which are classified in Level 1 of the fair value hierarchy. The related deferred compensation liability represents the fair value of the investment assets discounted for the Company’s credit risk taking into consideration the legal rights of participants to receive deferred amounts, which is classified in Level 2 of the fair value hierarchy. For additional information about our deferred compensation plan, refer to Notes 5 and 13 of the accompanying Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2008 and 2007
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Fair Value Measurements — (continued)
Guaranteed Investment Certificates — The Company’s guaranteed investment certificates have a variable interest rate linked to the prime rate and approximates fair value due to the automatic ability to reprice with changes in the market; such items are classified in Level 2 of the fair value hierarchy.
Value Added Tax Receivable — The value added tax “VAT” receivable is recorded at carrying value (net of valuation allowances), which approximates fair value. The Company recognizes a valuation allowance based on such factors as historical sales experience and current market demand. Such items are classified in Level 3 of the fair value hierarchy.
Recent Accounting Pronouncements — In July 2006, the FASB issued FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109 (SFAS 109), “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $2.7 million liability for unrecognized tax benefits, including interest and penalties, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.
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
Six months ended June 30, 2008 and 2007
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Recent Accounting Pronouncements — (continued)
The Company is currently evaluating the impact of this standard on its financial condition, results of operations and cash flows.
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3 (FSP 142-3), “Determination of the Useful Life of Intangible Assets”.  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008.  The Company is currently evaluating the impact that FSP 142-3 will have on its financial condition, results of operations and cash flows.
Note 2 — Fair Value
The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of SFAS 157 consist of the following:

		Fair Value Measurements at June 30, 2008 Using:
			Quoted Prices in
			Active Markets	Significant Other	Significant
			For Identical	Observable	Unobservable
		Balance at	Assets	Inputs	Inputs
		June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Money Market and Open-end Mutual Funds	(1)	$65,344	$65,344	$—	$—
Foreign Currency Forward Contracts	(2)	8	—	8	—
Investments Held in Rabbi Trust for the Deferred Compensation Plan	(2)	1,658	1,658	—	—
Guaranteed Investment Certificates	(3)	1,154	—	1,154	—
Value Added Tax Receivables	(4)	7,238	—	—	7,238

Total Assets		$75,402	$67,002	$1,162	$7,238

Liabilities:
Foreign Currency Forward Contracts	(5)	$13,641	$—	$13,641	$—
Deferred Compensation Plan Liability	(6)	1,658	—	1,658	—

Total Liabilities		$15,299	$—	$15,299	$—

(1)	Included $64.7 million in “Cash and Cash equivalents” and $0.6 million in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(2)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet.

(3)	Included $0.2 million in “Cash and cash equivalents” and $1.0 million in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(4)	Included $0.2 million in “Accounts Receivable”, $1.7 million in “Other Current Assets” and $5.3 million in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(5)	Included $8.7 million in “Other accrued expenses and current liabilities” and $4.9 million in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet.

(6)	Included in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheet.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2008 and 2007
(Unaudited)
Note 2 — Fair Value — (continued)
The following table presents a reconciliation of the beginning and ending balances for the Company’s value added tax receivables measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2008:

Description	Amount

Balance, April 1, 2008	$8,680
Included in earnings[1]	(192)
Purchases, issuances and settlements	(1,250)

Balance, June 30, 2008	$7,238

Balance, January 1, 2008	$8,247
Included in earnings[1]	(361)
Purchases, issuances and settlements	(648)

Balance, June 30, 2008	$7,238

Unrealized Gains (Losses) Included in Earnings Above
For the three months ended June 30, 2008	$—
For the six months ended June 30, 2008	$—

[1]	Represents the bad debt expense included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.
At June 30, 2008, the Company also had assets that under certain conditions would be subject to measurement at fair value on a non-recurring basis, like those associated with acquired businesses, including goodwill and other intangible assets, and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets was determined to be impaired; however, no impairment losses have occurred relative to any of these assets during the six months ended June 30, 2008. When and if recognition of these assets at their fair value is necessary, such measurements would be determined utilizing Level 3 inputs.
Note 3 — Goodwill and Intangible Assets
The following table presents the Company’s purchased intangible assets (in thousands) as of June 30, 2008:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Intangibles	Amortization	Intangibles	Period (years)
Customer relationships	$7,755	$2,346	$5,409	8
Trade Name	1,020	408	612	5
Non-compete agreements	719	719	—	2
Other	274	218	56	3

	$9,768	$3,691	$6,077	7

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2008 and 2007
(Unaudited)
Note 3 — Goodwill and Intangible Assets — (continued)
The following table presents the Company’s purchased intangible assets (in thousands) as of December 31, 2007:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Intangibles	Amortization	Intangibles	Period (years)
Customer relationships	$7,589	$1,762	$5,827	8
Trade Name	979	293	686	5
Non-compete agreements	724	675	49	2
Other	270	186	84	3

	$9,562	$2,916	$6,646	7

Amortization expense, related to the purchased intangible assets resulting from acquisitions (other than goodwill), of $0.3 million and $0.7 million for the three and six months ended June 30, 2008, respectively, is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations. In the comparable 2007 periods, the Company recognized amortization expense of $0.4 million and $0.8 million, respectively.
The Company’s estimated future amortization expense for the five succeeding years is as follows (in thousands):

Periods Ending December 31,	Amount
2008 (remaining six months)	$669
2009	$1,310
2010	$1,282
2011	$1,180
2012	$610
Changes in goodwill, within the America’s segment, consist of the following (in thousands):

Amount
Balance at December 31, 2006	$20,422
Contingent payment for Apex acquisition	2,068
Foreign currency translation	(22)

Balance at December 31, 2007	22,468
Foreign currency translation	589

Balance at June 30, 2008	$23,057

In July 2008, the Company settled the contingency related to the holdback of a portion of the purchase price related to representations and warranties. This settlement resulted in a payout of $2.4 million in cash and $0.7 million in common stock from the escrow account and an increase in the recorded amount of goodwill of $3.1 million.
Note 4 — Forward Contracts
The Company had derivative assets and liabilities relating to outstanding forward contracts, designated as cash flow hedges, maturing within 18 months, consisting of Philippine peso contracts with a notional value of $174.3 million as of June 30, 2008. These derivative instruments are classified as “Other current assets” of $0.0 million and $8.4 million; “Other accrued expenses and current liabilities” of $8.7 million and $0.1 million; and “Other long-term liabilities” of $4.9 million and $0.0 million as of June 30, 2008 and December 31, 2007, respectively, in the accompanying Condensed Consolidated Balance Sheets.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2008 and 2007
(Unaudited)
Note 4 — Forward Contracts — (continued)
The Company had deferred tax assets (liabilities) of $4.8 million and $(2.7) million related to these derivative instruments as of June 30, 2008 and December 31, 2007, respectively. A total of $(8.6) million and $5.0 million of deferred gains (losses), net of tax, on these derivative instruments as of June 30, 2008 and December 31, 2007, respectively, were recorded in “Accumulated other comprehensive income (loss)” in the accompanying Condensed Consolidated Balance Sheets. The deferred loss expected to be reclassified to “Revenues” from “Accumulated other comprehensive income (loss)” during the next twelve months is $8.4 million. However this amount and other future reclassifications from “Accumulated other comprehensive income (loss)” will fluctuate with movements in the underlying market price of the forward contracts.
During the three and six months ended June 30, 2008, the Company recognized losses related to hedge ineffectiveness of $0.2 million and $0.5 million, respectively which were reclassified from “Accumulated other comprehensive income (loss)” to “Revenues”. In the comparable 2007 period, gains of $0.1 million and $0.1 million, respectively, were reclassified to “Revenues”. In addition, during the three and six months ended June 30, 2007, the Company recognized in “Revenues” losses of $0.7 million and $0.7 million, respectively, related to changes in the fair value of the forward contracts attributable to the difference in the spot and forward exchange rates, which was excluded from the assessment of hedge effectiveness.
Net gains of $0.6 million and $3.5 million from settled hedge contracts were reclassified from “Accumulated other comprehensive income (loss)” to “Revenues” during the three and six months ended June 30, 2008, respectively. Net gains of $0.6 million and $0.6 million were reclassified in the comparable 2007 periods, respectively, in the accompanying Condensed Consolidated Statements of Operations.
During the six months ended June 30, 2008, the Company settled forward contracts to purchase CAD 0.9 million at fixed prices of $0.9 million. Since these contracts were not designated as accounting hedges, they were accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized in the current period. As a result, the Company recognized losses of $0.1 million related to these contracts, which are included in “Revenues” in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2008. During the six months ended June 30, 2007, the Company recognized an immaterial loss in “Revenues” related to changes in the fair value of derivative instruments not designated as accounting hedges.
Note 5 — Investments Held in Rabbi Trust
The Company’s Investments Held in Rabbi Trust, classified as trading securities and included in “Other current assets” at fair value in the accompanying Condensed Consolidated Balance Sheets consist of the following (in thousands):

	June 30, 2008		December 31, 2007
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$1,590	$1,658	$1,196	$1,405
     Investments Held in Rabbi Trust were comprised of mutual funds, 86% of which are equity-based and 14% were debt-based at June 30, 2008. Investment income, included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 consists of the following (in thousands):

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2008 and 2007
(Unaudited)
Note 5 — Investments Held in Rabbi Trust — (continued)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Gross realized gains from sale of trading securities	$1	$—	$1	$—
Gross realized losses from sale of trading securities	—	—	(2)	—
Dividend and interest income	7	3	13	8
Net unrealized holding gains (losses)	(36)	50	(150)	69

Net investment income (losses)	$(28)	$53	$(138)	$77

Note 6 — Deferred Revenue
The components of deferred revenue consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Future service	$28,465	$28,571
Estimated penalties and holdbacks	3,995	3,251

	$32,460	$31,822

Note 7 — Accumulated Other Comprehensive Income (Loss)
The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with SFAS No. 130 (SFAS 130), “Reporting Comprehensive Income”. SFAS 130 establishes rules for the reporting of comprehensive income (loss) and its components.
The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign	Unrealized	Unrealized Gain
	Currency	Actuarial Gain	(Loss) on Cash
	Translation	(Loss) Related to	Flow Hedging
	Adjustment	Pension Liability	Instruments	Total

Balance at January 1, 2007	$6,913	$(1,044)	$—	$5,869
Pre tax amount	23,195	4,166	13,821	41,182
Tax provision	—	(803)	(2,693)	(3,496)
Reclassification to net income	(13)	43	(6,128)	(6,098)
Foreign currency translation	197	(197)	—	—

Balance at December 31, 2007	30,292	2,165	5,000	37,457
Pre tax amount	(1,283)	—	(18,051)	(19,334)
Tax benefit	—	—	7,361	7,361
Reclassification to net income	(10)	(35)	(2,979)	(3,024)
Foreign currency translation	65	(170)	105	—

Balance at June 30, 2008	$29,064	$1,960	$(8,564)	$22,460

Earnings associated with the Company’s investments in its subsidiaries are considered to be permanently invested and no provision for income taxes on those earnings or translation adjustments has been provided.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2008 and 2007
(Unaudited)
Note 8 — Termination Costs Associated with Exit Activities
On November 3, 2005, the Company committed to a plan (the “Plan”) to reduce its workforce by approximately 200 people in one of its European customer contact management centers in Germany in response to the October 2005 contractual expiration of a technology client program, which generated annual revenues of approximately $12.0 million. The Company substantially completed the Plan by the end of the third quarter of 2007. Total charges related to the Plan were $1.4 million. These charges include approximately $1.2 million for severance and related costs and $0.2 million for other exit costs. Cash payments totaled $1.2 million. The Company ceased using certain property and equipment estimated at $0.2 million, and depreciated these assets over a shortened useful life, which approximated eight months. The Company reversed previously accrued termination costs of less than $0.1 million in “Direct salaries and related costs” in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2007 due to a change in estimate. Cash payments related to termination costs made totaled $0.4 million for the six months ended June 30, 2007.
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
The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at the Company’s option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 1.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 1.25%. In addition, a commitment fee of up to 0.25% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2010, are secured by a pledge of 65% of the stock of each of the Company’s active direct foreign subsidiaries. The Credit Facility prohibits the Company from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings during the six months ended June 30, 2008 and 2007, and no outstanding balances as of June 30, 2008 and December 31, 2007, with $50.0 million availability on the Credit Facility.
Note 10 — Income Taxes
The Company’s effective tax rate was 16.4% and 19.7% for the six months ended June 30, 2008 and 2007, respectively. The decrease in the effective tax rate of 3.3% was primarily due to recognition of income tax benefits of $1.3 million, including interest and penalties of $0.8 million, relating to transfer pricing as a result of a favorable tax audit determination in March, 2008. The differences in the Company’s effective tax rate of 16.4% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to tax benefits resulting from additional income earned in certain tax holiday jurisdictions; recognition of income tax benefits relating to transfer pricing mentioned above; accompanied by the effects of valuation allowances, permanent differences, losses in jurisdictions for which tax benefits can be recognized, foreign withholding and other taxes, accrued interest and penalties and foreign income tax rate differentials.
As of June 30, 2008, the Company had $4.9 million of unrecognized tax benefits, a net decrease of $0.5 million from $5.4 million as of December 31, 2007. This decrease, which relates primarily to the recognition of tax benefits relating to transfer pricing mentioned above, had a favorable impact on the effective tax rate for the six months ended June 30, 2008.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2008 and 2007
(Unaudited)
Note 10 — Income Taxes — (continued)
If the Company recognized its remaining unrecognized tax benefits at June 30, 2008, approximately $4.6 million and related interest and penalties would favorably impact the effective tax rate. The Company believes it is reasonably possible that its unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $1.5 million due to transfer pricing and the classification of tax attributes related to intercompany accounts that will be resolved under audit or appeal in various tax jurisdictions.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had $2.2 million and $3.0 million accrued for interest and penalties as of June 30, 2008 and December 31, 2007, respectively. Of the accrued interest and penalties at June 30, 2008 and December 31, 2007, $1.7 million and $2.2 million, respectively, relate to statutory penalties. The amount of interest and penalties recognized in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 was $0.1 million and $0.2 million, respectively. In the comparable periods of 2007, the Company recognized interest and penalties of $0.1 million and $0.3 million, respectively.
Earnings associated with the Company’s investments in its subsidiaries are considered to be permanently invested and no provision for income taxes on those earnings or translation adjustments has been provided. Determination of any unrecognized deferred tax liability for temporary differences related to investments in subsidiaries that are essentially permanent in nature is not practicable.
The Company is currently under examination by the U.S. Internal Revenue Service for certain tax years. An examination of the Company’s U.S. tax returns through July 31, 2002 was concluded with a “no change” result. The field work has been completed for tax years ended July 31, 2003, December 31, 2003 and December 31, 2004 and the Company is not aware of any proposed changes for any year. The Company’s tax examinations in Germany have concluded for tax periods covering 1996-2003, with the exception of items under appeal from prior examination results by the German tax authorities for periods covering 1996 through 2000. Additionally, certain Canadian subsidiaries are under examination by Canadian tax authorities for the tax years covering 2002 through 2003 and a Philippine subsidiary is being audited by the Philippine tax authorities for tax years 2004 through 2007. The Company’s Scotland subsidiaries are under audit for the tax year 2005. The Indian tax authorities previously issued an assessment for the tax year ended March 31, 2004, which was reduced as a result of a favorable tax audit determination in March, 2008. This revised assessment is currently on appeal with the Indian tax authorities. In addition, the Company is currently under examination in India for tax year ended March 31, 2005.
Note 11 — Earnings Per Share
Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options, stock appreciation rights, restricted stock, common stock units and shares held in a rabbi trust using the treasury stock method. For the three and six month periods ended June 30, 2008, the impact of outstanding options to purchase shares of common stock and stock appreciation rights of 0.1 million and 0.2 million, respectively, and 0.1 million and 0.1 million for the comparable 2007 periods were antidilutive and were excluded from the calculation of diluted earnings per share.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2008 and 2007
(Unaudited)
Note 11 — Earnings Per Share — (continued)
The numbers of shares used in the earnings per share computations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Basic:
Weighted average common shares outstanding	40,599	40,359	40,545	40,331
Diluted:
Dilutive effect of stock options, stock appreciation rights, restricted stock, common stock units and shares held in a rabbi trust	354	293	315	254

Total weighted average diluted shares outstanding	40,953	40,652	40,860	40,585

On August 5, 2002, the Company’s Board of Directors authorized the Company to purchase up to three million shares of its outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the six months ended June 30, 2008 and 2007, the Company made no purchases under the 2002 repurchase program.
During the six months ended June 30, 2008, the Company cancelled 4.6 million shares of its Treasury stock and recorded reductions of $0.1 million to “Common stock”, $33.3 million to “Additional paid-in capital”, $51.5 million to “Treasury stock” and $18.1 million to “Retained earnings”.
Note 12 — Segments and Geographic Information
The Company operates within two regions, the “Americas” and “EMEA” which represented 66.2% and 33.8%, respectively, of the Company’s consolidated revenues for the three months ended June 30, 2008, and 66.8% and 33.2%, respectively, of the Company’s consolidated revenues for the six months ended June 30, 2008. In the comparable 2007 periods, the Americas and the EMEA region represented 67.3% and 32.7%, respectively, of the Company’s consolidated revenues for the three months ended June 30, 2007, and 67.6% and 32.4%, respectively, of the Company’s consolidated revenues for the six months ended June 30, 2007. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The Company aligns its business into two segments to effectively manage the business and support the customer care needs of every client and to respond to the demands of the Company’s global customers.
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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2008 and 2007
(Unaudited)
Note 12 — Segments and Geographic Information — (continued)
Information about the Company’s reportable segments for the three and six months ended June 30, 2008 compared to the corresponding prior year period, is as follows (in thousands):

				Consolidated
	Americas	EMEA	Other(1)	Total

Three Months Ended June 30, 2008:
Revenues	$137,539	$70,090		$207,629
Depreciation and amortization	$5,810	$1,367		$7,177

Income (loss) from operations	$22,081	$4,063	$(9,578)	$16,566
Other income, net			4,866	4,866
Provision for income taxes			(3,703)	(3,703)

Net income				$17,729

Three Months Ended June 30, 2007:
Revenues	$113,242	$55,042		$168,284
Depreciation and amortization	$4,930	$1,123		$6,053

Income (loss) from operations	$15,518	$2,160	$(10,209)	$7,469
Other income, net			652	652
Provision for income taxes			(1,784)	(1,784)

Net income				$6,337

Six Months Ended June 30, 2008:
Revenues	$274,896	$136,454		$411,350
Depreciation and amortization	$11,596	$2,600		$14,196

Income (loss) from operations	$43,943	$8,683	$(19,743)	$32,883
Other income, net			7,117	7,117
Provision for income taxes			(6,561)	(6,561)

Net income				$33,439

Six Months Ended June 30, 2007:
Revenues	$227,205	$109,080		$336,285
Depreciation and amortization	$9,842	$2,191		$12,033

Income (loss) from operations	$35,571	$5,060	$(19,587)	$21,044
Other income, net			1,529	1,529
Provision for income taxes			(4,437)	(4,437)

Net income				$18,136

(1)	Other items (including corporate costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three and six months ended June 30, 2008 and 2007. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2007. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.
During the six months ended June 30, 2008 and 2007, the Company had no clients that exceeded ten percent of consolidated revenues.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2008 and 2007
(Unaudited)

Note 13 — Stock-Based Compensation
A detailed description of each of the Company’s stock-based compensation plans is provided below, including the 2001 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. Stock-based compensation expense related to these plans, which is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations, was $1.1 million and $2.4 million for the three and six months ended June 30, 2008, respectively, and $1.4 million and $2.4 million for the comparable 2007 periods, respectively. The Company recognized income tax benefits of $0.4 million and $0.9 million in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008, respectively, and $0.6 million and $1.0 million for the comparable 2007 periods, respectively. The Company recognized a $0.6 million benefit of tax deductions in excess of recognized tax benefits from the exercise of stock options for the three and six months ended June 30, 2008 (none in 2007). There were no capitalized stock-based compensation costs at June 30, 2008 or December 31, 2007.
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
Stock Options — Options are granted at fair market value on the date of the grant and generally vest over one to four years. All options granted under the Plan expire if not exercised by the tenth anniversary of their grant date. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions. The fair value of the stock option awards is expensed on a straight-line basis over the vesting period of the award. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Exercises and forfeitures are estimated within the valuation model using employee termination and other historical data. The expected term of the stock option awards granted is derived from historical exercise experience under the Plan and represents the period of time that stock option awards granted are expected to be outstanding. No stock options were granted during the six months ended June 30, 2008 and 2007.
The following table summarizes stock option activity under the Plan as of June 30, 2008, and changes during the six months then ended:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
Stock Options	(000s)	Price	(in years)	(000s)

Outstanding at January 1, 2008	484	$13.49
Granted	—	—
Exercised	(86)	12.64
Forfeited or expired	(16)	19.94

Outstanding at June 30, 2008	382	$13.42	2.6	$2,358

Vested or expected to vest at June 30, 2008	382	$13.42	2.6	$2,358

Exercisable at June 30, 2008	382	$13.42	2.6	$2,358

Options exercised during the three and six months ended June 30, 2008 had an intrinsic value of $0.2 million and $0.5 million, respectively. Options exercised in the comparable periods of 2007 had an intrinsic value of $0.3 million and $0.8 million, respectively. All options were fully vested as of December 31, 2006 and there is no unrecognized compensation cost as of June 30, 2008 related to these options granted under the Plan (the effect of estimated forfeitures is not material).

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2008 and 2007
(Unaudited)
Note 13 — Stock-Based Compensation
Stock Options — (continued)
Cash received from stock options exercised under this Plan for the six months ended June 30, 2008 and 2007, was $1.1 million and $0.4 million, respectively.
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
The following table summarizes the assumptions used to estimate the fair value of SARs granted during the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30,
	2008	2007
Expected volatility	47%	53%
Weighted-average volatility	47%	53%
Expected dividends	—	—
Expected term (in years)	4.0	3.9
Risk-free rate	3.1%	4.5%

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2008 and 2007
(Unaudited)
Note 13 — Stock-Based Compensation — (continued)
Stock Appreciation Rights — (continued)
The following table summarizes SARs activity under the Plan as of June 30, 2008, and changes during the six months then ended:

			Weighted
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Stock Appreciation Rights	(000s)	Price	Term (in years)	(000s)

Outstanding at January 1, 2008	243	$—
Granted	133	—
Exercised	(9)	—
Forfeited or expired	—	—

Outstanding at June 30, 2008	367	$—	8.7	$762

Vested or expected to vest at June 30, 2008	367	$—	8.7	$762

Exercisable at June 30, 2008	112	$—	7.7	$484

The weighted-average grant-date fair value of the SARs granted during the six months ended June 30, 2008 and 2007 was $7.20 and $7.72, respectively. The total intrinsic value of SARs exercised during the six months ended June 30, 2008 was $0.1 million (none in the comparable 2007 period).
The following table summarizes the status of nonvested SARs under the Plan as of June 30, 2008, and changes during the six months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Stock Appreciation Rights	(In thousands)	Fair Value

Nonvested at January 1, 2008	202	$7.54
Granted	134	$7.20
Vested	(81)	$7.50
Forfeited	—	$—

Nonvested at June 30, 2008	255	$7.38

As of June 30, 2008, there was $1.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock appreciation rights granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.1 years. SARs that vested during the six months ended June 30, 2008 and 2007 had a fair value of $0.1 million and $0.2 million, respectively as of the vesting date.
Restricted Shares — The Company’s Board of Directors, at the recommendation of the Committee, approves awards of performance and employment-based restricted shares (“Restricted Shares”) for eligible participants. In some instances, where the issuance of Restricted Shares has adverse tax consequences to the recipient, the Board will instead issue restricted stock units (“RSUs”). The Restricted Shares are shares of the Company’s common stock (or in the case of RSUs, represent an equivalent number of shares of the Company’s common stock) which are issued to the participant subject to (a) restrictions on transfer for a period of time and (b) forfeiture under certain conditions. The performance goals, including revenue growth and income from operations targets, provide a range of vesting possibilities from 0% to 100% and will be measured at the end of the performance period. If the performance conditions are met for the performance period, the shares will vest and all restrictions on the transfer of the Restricted Shares will lapse (or in the case of RSUs, an equivalent number of shares of the Company’s common stock will be issued to the recipient). The Company recognizes compensation cost, net of estimated forfeitures based on the fair value (which approximates the current market price) of the Restricted Shares (and RSUs) on the date of grant ratably over the requisite service period based on the probability of achieving the performance goals.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2008 and 2007
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
The following table summarizes the status of nonvested Restricted Shares/Units under the Plan as of June 30, 2008, and changes during the six months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Restricted Shares/Units	(In thousands)	Fair Value

Nonvested at January 1, 2008	438	$15.69
Granted	188	$17.86
Vested	(78)	$14.73
Forfeited	—	$—

Nonvested at June 30, 2008	548	$16.57

As of June 30, 2008, based on the probability of achieving the performance goals, there was $5.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested Restricted Shares/Units granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.0 years. The restricted shares that vested during the six months ended June 30, 2008 had a fair value of $0.2 million as of the vesting date (not material in the comparable 2007 period).
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
Six months ended June 30, 2008 and 2007
(Unaudited)
Note 13 — Stock-Based Compensation — (continued)
Other Awards — (continued)
The following table summarizes CSUs activity under the Plan as of June 30, 2008, and changes during the six months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Common Stock Units	(In thousands)	Fair Value

Nonvested at January 1, 2008	58	$16.21
Granted	29	$17.87
Vested	(10)	$15.01
Forfeited	—	$—

Nonvested at June 30, 2008	77	$16.98

As of June 30, 2008, there was $0.5 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted under the Plan. This cost is expected to be recognized over a weighted-average period of 0.4 years. The fair value of the CSUs that vested during the six months ended June 30, 2008 and 2007 were not material amounts as of the vesting dates.
Until a CSU vests, the participant has none of the rights of a shareholder with respect to the CSU or the common stock underlying the CSU. CSUs are not transferable.
2004 Non-Employee Director Fee Plan — The Company’s 2004 Non-Employee Director Fee Plan (the “2004 Fee Plan”), which is shareholder-approved, replaced and superseded the 1996 Non-Employee Director Fee Plan (the “1996 Fee Plan”) and was used in lieu of the 2004 Nonemployee Director Stock Option Plan (the “2004 Stock Option Plan”). The 2004 Fee Plan provides that all new non-employee Directors joining the Board receive an initial grant of CSUs on the date the new Director is appointed or elected, the number of which will be determined by dividing a dollar amount to be determined from time to time by the Board (currently set at $30,000) by an amount equal to 110% of the average closing prices of the Company’s common stock for the five trading days prior to the date the new Director is appointed or elected. Prior to March 2008, the initial grant of CSUs vest in three equal installments, one-third on the date of each of the following three annual shareholders’ meetings. A CSU is a bookkeeping entry on the Company’s books that records the equivalent of one share of common stock. On the date each CSU vests, the Director will become entitled to receive a share of the Company’s common stock and the CSU will be canceled. Until a CSU vests, the Director has none of the rights of a shareholder with respect to the CSU or the common stock underlying the CSU. CSUs are not transferable. The number of shares remaining available for issuance under the 2004 Fee Plan cannot exceed 378 thousand.
Additionally, the 2004 Fee Plan provides that each non-employee Director receives on the day after the annual shareholders’ meeting, an annual retainer for service as a non-employee Director, the amount of which shall be determined from time to time by the Board (currently set at $50,000) to be paid 75% in CSUs and 25% in cash. The number of CSUs to be granted under the 2004 Fee Plan will be determined by dividing the amount of the annual retainer by an amount equal to 105% of the average of the closing prices for the Company’s common stock on the five trading days preceding the award date (the day after the annual meeting). Prior to March 2008, the annual grant of CSUs vest in two equal installments, one-half on the date of each of the following two annual shareholders’ meetings. There were grants of 18 thousand and 19 thousand CSUs issued under the 2004 Fee Plan during the six months ended June 30, 2008 and 2007, respectively.
In March 2008, the Board adopted amendments to the 2004 Fee Plan which provided that CSUs will vest and compensation expense will be recognized in equal quarterly installments over the term of the grant, the requisite service period. Beginning with grants after March 2008, unvested and unearned CSUs will not automatically vest

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2008 and 2007
(Unaudited)
Note 13 — Stock-Based Compensation — (continued)
2004 Non-Employee Director Fee Plan — (continued)
upon termination of a director’s service as a director, whether by reason of death, retirement, resignation, removal or failure to be reelected at the end of his or her term.
The following table summarizes the status of the nonvested CSUs under the 2004 Fee Plan as of June 30, 2008, and changes during the six months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Common Stock Units	(In thousands)	Fair Value
Nonvested at January 1, 2008	31	$17.69
Granted	18	$20.11
Vested	(24)	$17.34
Forfeited	—	$—

Nonvested at June 30, 2008	25	$19.77

CSUs that vested during the six months ended June 30, 2008 and 2007 had a fair value of $0.1 million and $0.3 million, respectively, as of the vesting date.
Compensation expense for CSUs granted after the adoption of SFAS No. 123R, (SFAS 123R), "Share-Based Payment” on January 1, 2006 and before the 2004 Fee Plan amendment in March 2008 (as discussed above), is recognized immediately on the date of grant since these grants automatically vest upon termination of a Director’s service, whether by death, retirement, resignation, removal or failure to be reelected at the end of his or her term. However, compensation expense for CSUs granted before adoption of SFAS 123R is recognized over the requisite service period, or “nominal” vesting period of two to three years, in accordance with APB No. 25, “Accounting for Stock Issued to Employees”. Compensation expense related to CSUs granted before adoption of SFAS 123R was $0.1 million for each of the three and six month periods ended June 30, 2007 (none in the comparable 2008 period). As of June 30, 2008, there was no unrecognized compensation cost, net of estimated forfeitures, which relates to nonvested CSUs granted under the 2004 Fee Plan before adoption of SFAS 123R. As of June 30, 2008, there was $0.3 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted since March 2008 under the Plan. This cost is expected to be recognized over a weighted-average period of 0.9 years.
Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board of Directors effective December 17, 1998 and amended on March 29, 2006 and May 23, 2006. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president and senior vice presidents and $7,500 per year for vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (see Note 5, Investments Held in Rabbi Trust). As of June 30, 2008 and December 31, 2007, liabilities of $1.7 million and $1.4 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.
Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $0.6 million and $0.5 million as of June 30, 2008 and December 31, 2007, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2008 and 2007
(Unaudited)
Note 13 — Stock-Based Compensation — (continued)
Deferred Compensation Plan — (continued)
The weighted-average grant-date fair value of common stock awarded during the six months ended June 30, 2008 and 2007 was $17.78 and $18.50, respectively.
The following table summarizes the status of the nonvested common stock issued under the Deferred Compensation Plan as of June 30, 2008, and changes during the six months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Common Stock	(In thousands)	Fair Value
Nonvested at January 1, 2008	5	$12.62
Granted	6	$17.78
Vested	(6)	$16.09
Forfeited	—	$—

Nonvested at June 30, 2008	5	$14.56

As of June 30, 2008, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted-average period of 3.8 years. The total fair value of the common stock vested during the six months ended June 30, 2008 and 2007 was $0.1 million and $0.1 million, respectively.
Cash used to settle the Company’s obligation under the Deferred Compensation Plan was less than $0.1 million for the six month periods ended June 30, 2007 (none in the comparable 2008 period).
Note 14 — Pension Plan and Post-Retirement Benefits
Pension Plan
The Company sponsors a non-contributory defined benefit pension plan (the “Pension Plan”) for its employees in the Philippines. The Pension Plan provides defined benefits based on years of service and final salary. All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plan. As of June 30, 2008, the Pension Plan is unfunded.
The following table provides information about net periodic benefit cost for the Pension Plan for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2008	2007	2008	2007
Service cost	$100	$312	$205	$614
Interest cost	40	75	81	147
Recognized actuarial gain	(17)	—	(35)	—

Net periodic benefit cost	$123	$387	$251	$761

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2008 and 2007
(Unaudited)
Note 14 — Pension Plan and Post-Retirement Benefits — (continued)
Post-Retirement Benefits
In 1996, the Company entered into a split dollar life insurance arrangement to benefit the former Chairman and Chief Executive Officer of the Company. Under the terms of the arrangement, the Company retained a collateral interest in the policy to the extent of the premiums paid by the Company. Effective January 1, 2008, the Company recorded a $0.5 million liability for a post-retirement benefit obligation related to this arrangement, which was accounted for as a reduction to the January 1, 2008 balance of retained earnings in accordance with EITF 06-10. The post-retirement benefit obligation of $0.1 million and $0.4 million was included in “Accrued Employee Compensation and benefits” and “Other long-term liabilities”, respectively, in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2008.
Note 15 — Commitments and Loss Contingency
The Company has previously disclosed regulatory sanctions assessed against our Spanish subsidiary relating to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. In order to appeal these claims, the Company issued a bank guarantee of $0.9 million. During the three months ended June 30, 2008, $0.4 million of the bank guarantee was returned to the Company. The remaining balance of the bank guarantee of $0.5 million is included as restricted cash in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2008 ($0.9 million as of December 31, 2007). The Company has been and will continue to vigorously defend these matters. However, due to further progression of several of these claims within the Spanish court system, and based upon opinion of legal counsel regarding the likely outcome of several of the matters before the courts, the Company has accrued the amount of $1.3 million as of June 30, 2008 and December 31, 2007 under SFAS No. 5, “Accounting for Contingencies” because management now believes that a loss is probable and the amount of the loss can be reasonably estimated as to three of the subject claims. There are two other related claims, one of which is currently under appeal, and the other of which is in the early stages of investigation, but the Company has not accrued any amounts related to either of those claims because management does not currently believe a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to those two claims.
During the three months ended June 30, 2008, the Company entered into two agreements with telecommunications service providers obligating us to purchase a minimum of $14.7 million over the next two years. Cash payments are expected to be made ratably over the next two years.
Note 16 —Related Party Transactions
In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The Landlord, Kingstree Office One, LLC, is an entity controlled by John Sykes, the Company’s founder, former Chairman and Chief Executive Officer and a current major stockholder. The lease payments on the 20-year lease were negotiated at or below market rates, and the Lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.1 million and $0.1 million to the Landlord during the three and six months ended June 30, 2008 under the terms of the Lease.
Additionally, during the three and six month periods ended June 30, 2008 (none in the comparable 2007 period), the Company paid $0.1 million and $0.1 million for transitional real estate consulting services provided by David Reule, the Company’s former Senior Vice President of Real Estate who retired in December, 2007. Mr. Reuele is currently employed by JHS Equity, LLC, a company owned by John Sykes, the Company’s founder, former Chairman and Chief Executive Officer and a current major stockholder. Accordingly, the payments for Mr. Reule’s services were made to JHS Equity, LLC to reimburse it for the time spent by Mr. Reule on the Company’s business.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sykes Enterprises, Incorporated
400 north Ashley Drive
Tampa, FL 33602
We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of June 30, 2008, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2008 and 2007, of changes in shareholders’ equity for the six-month periods ended June 30, 2008, December 31, 2007 and June 30, 2007, and of cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
August 6, 2008

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
Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the timing of significant orders for our products and services, (ii) variations in the terms and the elements of services offered under our standardized contract including those for future bundled service offerings, (iii) changes in applicable accounting principles or interpretations of such principles, (iv) difficulties or delays in implementing our bundled service offerings, (v) failure to achieve sales, marketing and other objectives, (vi) construction delays of new or expansion of existing customer contact management centers, (vii) delays in our ability to develop new products and services and market acceptance of new products and services, (viii) rapid technological change, (ix) loss or addition of significant clients, (x) political and country-specific risks inherent in conducting business abroad, (xi) currency fluctuations, (xii) fluctuations in business conditions and the economy, (xiii) our ability to attract and retain key management personnel, (xiv) our ability to continue the growth of our support service revenues through additional technical and customer contact management centers, (xv) our ability to further penetrate into vertically integrated markets, (xvi) our ability to expand our global presence through strategic alliances and selective acquisitions, (xvii) our ability to continue to establish a competitive advantage through sophisticated technological capabilities, (xviii) the ultimate outcome of any lawsuits, (xix) our ability to recognize deferred revenue through delivery of products or satisfactory performance of services, (xx) our dependence on the trend toward outsourcing, (xxi) risk of interruption of technical and customer contact management center operations due to such factors as fire, earthquakes, inclement weather and other disasters, power failures, telecommunication failures, unauthorized intrusions, computer viruses and other emergencies, (xxii) the existence of substantial competition, (xxiii) the early termination of contracts by clients, (xxiv) the ability to obtain and maintain grants and other incentives (tax or otherwise) and (xxv) other risk factors which are identified in our most recent Annual Report on Form 10-K, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Results of Operations
The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$207,629	$168,284	$411,350	$336,285
Percentage of revenues	100.0%	100.0%	100.0%	100.0%

Direct salaries and related costs	$133,708	$110,464	$264,688	$216,335
Percentage of revenues	64.4%	65.6%	64.3%	64.3%

General and administrative expenses	$57,355	$50,351	$113,779	$98,906
Percentage of revenues	27.6%	29.9%	27.7%	29.4%

Income from operations	$16,566	$7,469	$32,883	$21,044
Percentage of revenues	8.0%	4.5%	8.0%	6.3%
The following table summarizes our revenues, for the periods indicated, by geographic region (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007

Americas	$137,539	66.2%	$113,242	67.3%	$274,896	66.8%	$227,205	67.6%
EMEA	70,090	33.8%	55,042	32.7%	136,454	33.2%	109,080	32.4%

Consolidated	$207,629	100.0%	$168,284	100.0%	$411,350	100.0%	$336,285	100.0%

The following table summarizes the amounts and percentage of revenue for direct salaries and related costs and general and administrative costs for the periods indicated, by geographic region (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007
Direct salaries and related costs:
Americas	$84,805	61.7%	$71,853	63.5%	$169,989	61.8%	$140,605	61.8%
EMEA	48,903	69.8%	38,611	70.1%	94,699	69.4%	75,730	69.4%

Consolidated	$133,708		$110,464		$264,688		$216,335

General and administrative:
Americas	$30,653	22.3%	$25,872	22.8%	$60,964	22.2%	$51,030	22.5%
EMEA	17,124	24.4%	14,270	25.9%	33,072	24.2%	28,289	25.9%
Corporate	9,578		10,209		19,743		19,587

Consolidated	$57,355		$50,351		$113,779		$98,906

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Revenues
For the three months ended June 30, 2008, we recognized consolidated revenues of $207.6 million, an increase of $39.3 million, or 23.4%, from $168.3 million of consolidated revenues for the comparable 2007 period.
On a geographic segmentation basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 66.2%, or $137.5 million, for the three months ended June 30, 2008, compared to 67.3%, or $113.3 million, for the comparable 2007 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 33.8%, or $70.1 million, for the three months ended June 30, 2008, compared to 32.7%, or $55.0 million, for the comparable 2007 period.
The increase in the Americas’ revenue of $24.2 million, or 21.5%, for the three months ended June 30, 2008, compared to the same period in 2007, reflects a broad-based growth in client demand, including new and existing client relationships, offset by certain program expirations. New client relationships represented 62.3% of the increase in the Americas’ revenue over the comparable 2007 period, while 37.7% of the increase in the Americas’ revenue came from existing clients. Revenues from our offshore operations represented 61.4% of Americas’ revenues on 17,700 seats for the three months ended June 30, 2008, compared to 59.8% on 16,500 seats for the comparable 2007 period. The trend of generating more of our revenues in our offshore operations is likely to continue in 2008. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. These factors are weighed by management in its focus to re-price or replace certain sub-profitable client programs. Americas’ revenues for the three months ended June 30, 2008 included a $0.4 million net gain on foreign currency hedges compared to an immaterial gain in 2007. Excluding this gain, the Americas’ revenue increased $23.8 million compared with the same period last year.
The increase in EMEA revenues of $15.1 million, or 27.3%, for the three months ended June 30, 2008, compared to the same period in 2007, reflects a broad-based growth in client demand, including new and existing client relationships, partially offset by certain program expirations. New client relationships represented 9.5% of the increase in EMEA’s revenue over the comparable 2007 period, while 90.5% of the increase was generated by existing clients. EMEA revenues for the second quarter of 2008 experienced a $7.1 million increase as a result of changes in foreign currency exchange rates compared to the same period in 2007. Excluding this foreign currency impact, EMEA revenues increased $8.0 million compared with the same period last year.
Direct Salaries and Related Costs
Direct salaries and related costs increased $23.2 million, or 21.0%, to $133.7 million for the three months ended June 30, 2008, from $110.5 million in the comparable 2007 period.
On a reporting segment basis, direct salaries and related costs from the Americas segment increased $12.9 million or 18.0% to $84.8 million for the three months ended June 30, 2008 from $71.9 million for the comparable 2007 period. Direct salaries and related costs from the EMEA segment increased $10.3 million or 26.7% to $48.9 million for the three months ended June 30, 2008 from $38.6 million in the comparable 2007 period. While changes in foreign currency exchange rates positively impacted revenues in EMEA, they negatively impacted direct salaries and related costs in 2008 compared to 2007 by increasing these costs by approximately $5.1 million.
In the Americas’ segment, as a percentage of revenues, direct salaries and related costs decreased to 61.7% for the three months ended June 30, 2008 from 63.5% in the comparable 2007 period. This decrease of 1.8%, as a percentage of revenues, was primarily attributable to lower compensation costs of 0.8% due to improved seat utilization, lower auto tow claim costs of 0.7% and lower other costs of 0.3%.
In the EMEA segment, as a percentage of revenues, direct salaries and related costs decreased to 69.8% in 2008 from 70.1% in 2007. This decrease of 0.3% was primarily attributable to lower fulfillment material costs of 3.0%,

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
lower billable supply costs of 0.5%, lower telephone costs of 0.4%, lower postage costs of 0.1%, lower travel costs of 0.1% and lower other costs of 0.4%, partially offset by higher compensation costs of 3.6% due primarily to wage increases and higher recruiting costs of 0.6%.
General and Administrative
General and administrative expenses increased $7.0 million, or 13.9%, to $57.4 million for the three months ended June 30, 2008, from $50.4 million in the comparable 2007 period.
On a reporting segment basis, general and administrative expenses from the Americas segment increased $4.8 million or 18.5% to $30.7 million for the three months ended June 30, 2008 from $25.9 million for the comparable 2007 period. General and administrative expenses from the EMEA segment increased $2.8 million or 20.0% to $17.1 million for the three months ended June 30, 2008 from $14.3 million in the comparable 2007 period. While changes in foreign currency exchange rates positively impacted revenues in EMEA, they negatively impacted general and administrative expenses in the three months ended June 30, 2008 compared to the comparable 2007 period by increasing these costs by approximately $1.5 million. Corporate general and administrative expenses decreased $0.6 million or 6.2% to $9.6 million for the three months ended June 30, 2008 from $10.2 million. This decrease of $0.6 million was primarily attributable to lower compensation costs of $0.6 million, lower legal and professional fees of $0.6 million and lower board of directors fees of $0.1 million partially offset by higher bad debt expense of $0.4 million, higher travel costs of $0.2 million and higher depreciation and amortization of $0.1 million.
In the Americas’ segment, as a percentage of revenues, general and administrative expenses decreased to 22.3% for the three months ended June 30, 2008 from 22.8% in the comparable 2007 period. This decrease of 0.5% was primarily attributable to lower facilities costs of 0.5%, lower depreciation expense of 0.2%, lower consulting fees of 0.2% and lower other costs of 0.1% partially offset by higher compensation costs of 0.5%.
In the EMEA segment, as a percentage of revenues, general and administrative expenses decreased to 24.4% for the three months ended June 30, 2008 from 25.9% in the comparable 2007 period. This decrease of 1.5% was primarily attributable to lower compensation costs of 0.7%, lower bad debt expense of 0.6% and lower facilities costs of 0.5% partially offset by higher telephone costs of 0.2% and higher other costs of 0.1%.
Interest Income
Interest income was $1.3 million for the three months ended June 30, 2008, compared to $1.5 million for the comparable 2007 period reflecting lower average rates of interest earned on interest bearing investments in cash and cash equivalents and short-term investment.
Interest Expense
Interest expense remained at $0.1 million for the three months ended June 30, 2008 compared to the comparable 2007 period.
Other Income (Expense)
Other income, net, was $3.7 million for the three months ended June 30, 2008 compared to other expense, net, of $0.7 million for the comparable 2007 period. The net increase in other income of $4.4 million was primarily attributable to an increase in realized and unrealized foreign currency transaction gains, net of losses arising from the revaluation of nonfunctional currency assets and liabilities. Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in Accumulated Other Comprehensive Income in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Provision for Income Taxes
The provision for income taxes of $3.7 million for the three months ended June 30, 2008 was based upon pre-tax book income of $21.4 million, compared to a provision of $1.8 million for the three months ended June 30, 2007 based upon pre-tax book income of $8.1 million. The effective tax rate for the three months ended June 30, 2008 was 17.3% compared to an effective tax rate of 22.0% for the comparable 2007 period. This decrease in the effective tax rate of 4.7%,was due to permanent differences and losses in jurisdictions for which tax benefits can be recognized, additional income earned in tax holiday jurisdictions accompanied by a shift in the mix of earnings within tax jurisdictions and the effects of valuation allowances, foreign withholding and other taxes, accrued interest and penalties and foreign income tax rate differentials.
Net Income
As a result of the foregoing, we reported income from operations for the three months ended June 30, 2008 of $16.6 million, compared to $7.5 million in the comparable 2007 period. This $9.1 million increase was principally attributable to a $39.3 million increase in revenues partially offset by a $23.2 million increase in direct salaries and related costs and a $7.0 million increase in general and administrative expenses. The $9.1 million increase in income from operations, a $4.4 million increase in other income, net, offset by $1.9 million higher tax provision and a $0.2 million decrease in interest income, resulted in net income of $17.7 million for the three months ended June 30, 2008, an increase of $11.4 million compared to the same period in 2007.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Revenues
For the six months ended June 30, 2008, we recognized consolidated revenues of $411.4 million, an increase of $75.1 million, or 22.3%, from $336.3 million of consolidated revenues for the comparable 2007 period.
On a geographic segmentation basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 66.8%, or $274.9 million, for the six months ended June 30, 2008, compared to 67.6%, or $227.2 million, for the comparable 2007 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 33.2%, or $136.5 million, for the six months ended June 30, 2008, compared to 32.4%, or $109.1 million, for the comparable 2007 period.
The increase in the Americas’ revenue of $47.7 million, or 21.0%, for the six months ended June 30, 2008, compared to the same period in 2007, reflects a broad-based growth in client demand, including new and existing client relationships, offset by certain program expirations. New client relationships represented 57.5% of the increase in the Americas’ revenue over the comparable 2007 period, while 42.5% of the Americas’ increase in revenues came from existing clients. Revenues from our offshore operations represented 61.0% of Americas’ revenues on 17,700 seats for the six months ended June 30, 2008, compared to 59.4% on 16,500 seats for the comparable 2007 period. The trend of generating more of our revenues in our offshore operations is likely to continue in 2008. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. These factors are weighed by management in its focus to re-price or replace certain sub-profitable client programs. Americas’ revenues for the six months ended June 30, 2008 included a $3.0 million net gain on foreign currency hedges compared to an immaterial gain in 2007. Excluding this gain, the Americas’ revenue increased $44.7 million compared with the same period last year.
The increase in EMEA revenues of $27.4 million, or 25.1%, for the six months ended June 30, 2008, compared to the same period in 2007, reflects a broad-based growth in client demand, including new and existing client relationships, partially offset by certain program expirations. New client relationships represented 8.4% of the increase in EMEA’s revenue over the comparable 2007 period, while 91.6% of the increase in revenues was generated from existing clients. EMEA revenues for the second quarter of 2008 experienced a $13.3 million increase

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
as a result of changes in foreign currency exchange rates compared to the same period in 2007. Excluding this foreign currency impact, EMEA revenues increased $14.1 million compared with the same period last year.
Direct Salaries and Related Costs
Direct salaries and related costs increased $48.4 million, or 22.4%, to $264.7 million for the six months ended June 30, 2008, from $216.3 million in the comparable 2007 period.
On a reporting segment basis, direct salaries and related costs from the Americas segment increased $29.4 million or 20.9% to $170.0 million for the six months ended June 30, 2008 from $140.6 million for the comparable 2007 period. Direct salaries and related costs from the EMEA segment increased $19.0 million or 25.0% to $94.7 million for the six months ended June 30, 2008 from $75.7 million in the comparable 2007 period. While changes in foreign currency exchange rates positively impacted revenues in EMEA, they negatively impacted direct salaries and related costs in 2008 compared to 2007 by increasing these costs by approximately $9.6 million.
In the Americas’ segment, as a percentage of revenues, direct salaries and related costs remained at 61.8% for the six months ended June 30, 2008 as compared to the 2007 period. For this period, direct salaries and related costs, as a percentage of revenues, reflected higher compensation costs of 0.5%, offset by lower auto tow claim costs of 0.2%, lower telephone costs of 0.2%, and lower recruiting costs of 0.1%.
In the EMEA segment, as a percentage of revenues, direct salaries and related costs remained at 69.4% for the six months ended June 30, 2008 as compared to the 2007 period. For this period, direct salaries and related costs, as a percentage of revenues, reflected higher compensation costs of 3.1% due primarily to wage increases, higher business development recruiting costs of 0.6%, offset by lower fulfillment material costs of 2.3%, lower telephone costs of 0.5%, lower billable supply costs of 0.3%, lower postage costs of 0.2% and lower other costs of 0.4%.
General and Administrative
General and administrative expenses increased $14.8 million, or 15.0%, to $113.8 million for the six months ended June 30, 2008, from $98.9 million in the comparable 2007 period.
On a reporting segment basis, general and administrative expenses from the Americas segment increased $9.9 million or 19.4% to $60.9 million for the six months ended June 30, 2008 from $51.0 million for the comparable 2007 period. General and administrative expenses from the EMEA segment increased $4.8 million or 16.9% to $33.1 million for the six months ended June 30, 2008 from $28.3 million in the comparable 2007 period. While changes in foreign currency exchange rates positively impacted revenues in EMEA, they negatively impacted general and administrative expenses in the six months ended June 30, 2008 compared to the comparable 2007 period by increasing these costs approximately $2.8 million. Corporate general and administrative expenses increased $0.2 million or 0.8% to $19.8 million for the six months ended June 30, 2008 from $19.6 million in the comparable 2007 period. This increase of $0.2 million was primarily attributable to higher bad debt expense of $1.2 million, higher travel costs of $0.3 million, higher depreciation expense of $0.2 million, higher dues and subscriptions of $0.1 million and higher other costs of $0.3 million partially offset by lower legal and professional fees of $1.3 million, lower compensation costs of $0.4 million and lower board of directors fees of $0.2 million.
In the Americas’ segment, as a percentage of revenues, general and administrative expenses decreased to 22.2% for the six months ended June 30, 2008 from 22.5% in the comparable 2007 period. This decrease of 0.3% was primarily attributable to lower depreciation expense of 0.2%, lower facilities costs of 0.2%, lower legal and professional fees of 0.2% and lower other costs of 0.4%, partially offset by higher compensation costs of 0.7%.
In the EMEA segment, as a percentage of revenues, general and administrative expenses decreased to 24.2% for the six months ended June 30, 2008 from 25.9% in the comparable 2007 period. This decrease of 1.7% was primarily attributable to lower bad debt expense of 0.7%, lower compensation costs of 0.6%, lower facilities costs of 0.4%, lower seminar and meeting costs of 0.3% and lower recruiting costs of 0.2% partially offset by higher telephone costs of 0.2% and higher other costs of 0.3%.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Interest Income
Interest income was $3.1 million for the six months ended June 30, 2008, compared to $2.8 million for the comparable 2007 period reflecting higher average balances of interest bearing investments in cash and cash equivalents and short-term investment offset by lower average rates.
Interest Expense
Interest expense was $0.2 million for the six months ended June 30, 2008 compared to $0.3 million for the comparable 2007 period reflecting lower average levels of outstanding short-term debt.
Other Income (Expense)
Other income, net, was $4.3 million for the six months ended June 30, 2008 compared to other expense, net, of $1.0 million for the comparable 2007 period. The net increase in other income of $5.3 million was primarily attributable to an increase of $5.4 million in realized and unrealized foreign currency transaction gains, net of losses arising from the revaluation of nonfunctional currency assets and liabilities and a $0.1 million decrease in the loss on forward points valuation on foreign currency hedges recognized in the six months ended June 30, 2007. Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in Accumulated Other Comprehensive Income in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.
Provision for Income Taxes
The provision for income taxes of $6.6 million for the six months ended June 30, 2008 was based upon pre-tax book income of $40.0 million, compared to $4.4 million for the six months ended June 30, 2007 based upon pre-tax book income of $22.6 million. The effective tax rate for the six months ended June 30, 2008 was 16.4% compared to an effective tax rate of 19.7% for the comparable 2007 period. This decrease in the effective tax rate of 3.3%, was due to recognition of income tax benefits of $1.3 million, including interest and penalties of $0.8 million, relating to transfer pricing as a result of a favorable tax audit determination in March 2008, permanent differences and losses in jurisdictions for which tax benefits can be recognized, additional income earned in tax holiday jurisdictions accompanied by a shift in the mix of earnings within tax jurisdictions and the effects of valuation allowances, foreign withholding and other taxes, accrued interest and penalties and foreign income tax rate differentials.
Net Income
As a result of the foregoing, we reported income from operations for the six months ended June 30, 2008 of $32.9 million, compared to $21.1 million in the comparable 2007 period. This $11.8 million increase was principally attributable to a $75.1 million increase in revenues partially offset by a $48.4 million increase in direct salaries and related costs and a $14.9 million increase in general and administrative expenses. The $11.8 million increase in income from operations, a $5.3 million increase in other income, net, a $0.3 million increase in interest income, a $0.1 million decrease in interest expense, offset by a $2.2 million higher tax provision resulted in net income of $33.4 million for the six months ended June 30, 2008, an increase of $15.3 million compared to the same period in 2007.
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

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
On August 5, 2002, the Board of Directors authorized the Company to purchase up to three million shares of our outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the six months ended June 30, 2008, we did not repurchase common shares under the 2002 repurchase program.
During the six months ended June 30, 2008, we generated $31.0 million in cash from operating activities, $17.5 million from the sale of short-term investments, received $1.1 million in cash from issuance of stock, $0.9 million from the release of restricted cash and $0.6 million from excess tax benefits from stock-based compensation. Further, we used $16.3 million for capital expenditures, purchased $1.0 million in short-term investments and restricted cash and used $0.1 million in other investing activities resulting in a $30.7 million increase in available cash (including the unfavorable effects of international currency exchange rates on cash of $3.0 million).
Net cash flows provided by operating activities for the six months ended June 30, 2008 were $31.0 million, compared to $22.6 million for the comparable 2007 period. The $8.4 million increase in net cash flows from operating activities was due to a $15.3 million increase in net income and a $2.9 million increase in non-cash reconciling items such as depreciation and amortization, deferred income taxes, stock-based compensation, unrealized gains on financial instruments partially offset by a net decrease of $9.8 million in cash flows from assets and liabilities. The $9.8 million net change in cash flows from assets and liabilities was principally a result of a $12.4 million increase in receivables and a $2.4 million decrease in income taxes payable partially offset by a $3.5 million increase in deferred revenue, a $1.4 million decrease in other assets and a $0.1 million increase in other liabilities.
Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $16.3 million for the six months ended June 30, 2008, compared to $14.1 million for the comparable 2007 period, an increase of $2.2 million. During the six months ended June 30, 2008, approximately 41% of the capital expenditures were the result of investing in new and existing customer contact management centers, primarily offshore, and 59% was expended primarily for maintenance and technology systems infrastructure. In 2008, we anticipate capital expenditures in the range of $30.0 million to $35.0 million.
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
The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at our option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 1.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 1.25%. In addition, a commitment fee of up to 0.25% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2010, are secured by a pledge of 65% of the stock of each of our active direct foreign subsidiaries. The Credit Facility prohibits us from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings in the first six months of 2008 and no outstanding balances as of June 30, 2008 and December 31, 2007, with $50.0 million availability on the Credit Facility. At June 30, 2008, we were in compliance with all loan requirements of the Credit Facility.
Effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), Fair Value Measurements. Adoption of SFAS 157 did not have

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
a material effect on our financial condition, results of operations or cash flows. At June 30, 2008, the aggregate amount of assets requiring fair value measurement (no liabilities) included in Level 3 represented approximately 1% of the aggregate amount of consolidated assets and liabilities. Of the aggregate amount of total assets and liabilities requiring fair value measurement, approximately 8% are included in Level 3. The amount we report in Level 3 in future periods will be directly affected by market conditions. There were no material changes made to the valuation techniques and methodologies used to measure fair value during the six months ended June 30, 2008. See Note 1 of the accompanying Condensed Consolidated Financial Statements for further information related to the adoption of SFAS 157 and Item 3 “Quantitative and Qualitative Disclosures about Market Risk” for further information regarding foreign currency risk.
At June 30, 2008, we had $208.4 million in cash and cash equivalents, of which approximately 93% or $194.4 million, was held in international operations and may be subject to additional taxes if repatriated to the United States.
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
Off-Balance Sheet Arrangements and Other
At June 30, 2008, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Contractual Obligations
As of June 30, 2008, we had $4.9 million of unrecognized tax benefits, a net decrease of $0.5 million from $5.4 million as of December 31, 2007. The unrecognized tax benefits are classified as “Long-term income tax liabilities” in the accompanying Condensed Consolidated Balance Sheets. The decrease relates primarily to the recognition of tax benefits of $1.3 million, including $0.8 million of interest and penalties, relating to transfer pricing as a result of a favorable tax audit determination in March, 2008. As of June 30, 2008, the expected cash payments related to the $4.9 million liability for unrecognized tax benefits is $0.3 million in less than one year, $1.5 million in one to three years, none in three to five years and $3.1 million after five years. We believe it is reasonably possible that the unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $1.5 million due to

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
transfer pricing and the classification of tax attributes related to intercompany accounts that will be resolved under audit or appeal in various tax jurisdictions. For a presentation of contractual obligations as of December 31, 2007, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC.
During the three months ended June 30, 2008, we entered into two agreements with telecommunications service providers obligating us to purchase a minimum of $14.7 million over the next two years. We expect cash payments to be made ratably over the next two years.
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
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts of $3.0 million as of June 30, 2008, or 1.8% of accounts receivables, for estimated losses arising from the inability of our customers to make required payments. Our estimate is based on factors surrounding the credit risk of certain clients, historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that our estimate of the allowance for doubtful accounts will change if the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments.
Income Taxes
We reduce deferred tax assets by a valuation allowance if, based on the weight of available evidence for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized. The valuation allowance for a particular tax jurisdiction is allocated between current and noncurrent deferred tax assets for that jurisdiction on a pro rata basis. Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, our estimate of future taxable income and any applicable tax-planning strategies. At December 31, 2007, management determined that a valuation allowance of $34.0 million was necessary to reduce U.S. deferred tax assets by $10.4 million and foreign deferred tax assets by $23.6 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $13.5 million at December 31, 2007 is dependent upon future profitability within each tax jurisdiction. As of June 30, 2008, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax asset will be realized.
We evaluate tax positions that have been taken or are expected to be taken in our tax returns, and record a liability for uncertain tax positions in accordance with FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109.” The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
Impairment of Long-lived Assets
We review long-lived assets, which had a carrying value of $109.8 million as of June 30, 2008, including goodwill, intangibles and property and equipment, and investment in SHPS, Incorporated, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge or loss to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

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
In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 on January 1, 2008. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows. See Note 2 – Fair Value in the accompanying Condensed Consolidated Financial Statements for further information.
In March 2007, the EITF reached a consensus on Issue No. 06-10 (EITF 06-10), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 provides guidance on the employers’ recognition of assets, liabilities and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods. We adopted the provisions of EITF 06-10 on January 1, 2008. As a result of the implementation of EITF 06-10, we recognized a $0.5 million liability for a postretirement benefit obligation related to a split dollar arrangement on behalf of our founder and former Chairman and Chief Executive Officer which was accounted for as a reduction to the January 1, 2008 balance of retained earnings. See Note 14 – Pension Plan and Post-Retirement Benefits in the accompanying Condensed Consolidated Financial Statements for further information.
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
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3 (FSP 142-3), “Determination of the Useful Life of Intangible Assets”.  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008.  We are currently evaluating the impact that FSP 142-3 will have on our financial condition, results of operations and cash flows.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
Our earnings and cash flows are subject to fluctuations due to changes in non-U.S. currency exchange rates. We are exposed to non-U.S. exchange rate fluctuations as the financial results of non-U.S. subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact overall expected profitability. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in “Accumulated other comprehensive income (loss)” in shareholders’ equity. Movements in non-U.S. currency exchange rates may positively or negatively affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. Periodically, we use foreign currency contracts to hedge intercompany receivables and payables, and transactions initiated in the United States that are denominated in foreign currency.
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
In order to hedge approximately 74% of our exposure related to the anticipated cash flow requirements denominated in PHP, we had outstanding forward contracts as of June 30, 2008 with counterparties to acquire a total of PHP 7.6 billion through December 2009 at fixed prices of $174.3 million U.S. dollars. The fair value of these derivative instruments as of June 30, 2008 is presented in Note 4 of the accompanying Condensed Consolidated Financial Statements. If the U.S. dollar/PHP exchange rate were to adversely change by 10% from current period-end levels, we would incur a $23.4 million loss on our underlying exposures. However, this loss would be partially offset by a corresponding gain of $17.8 million in the underlying exposures of the derivative instruments.
We evaluate the credit quality of potential counterparties to derivative transactions and only enter into contracts with those considered to have minimal credit risk. We periodically monitor changes to counterparty credit quality as well as our concentration of credit exposure to individual counterparties. We do not use derivative instruments for trading or speculative purposes.
Interest Rate Risk
Our exposure to interest rate risk results from variable debt outstanding under our $50.0 million revolving credit facility. During the quarter ended June 30, 2008, we had no debt outstanding under this credit facility; therefore, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would not have had had a material impact on our financial position or results of operations.
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
Item 4 — Controls and Procedures
As of June 30, 2008, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a –

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of June 30, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Part II — OTHER INFORMATION
Item 1 — Legal Proceedings
We have previously disclosed regulatory sanctions assessed against our Spanish subsidiary relating to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. In order to appeal these claims, we issued a bank guarantee of $0.9 million. During the three months ended June 30, 2008, $0.4 million of the bank guarantee was returned to the Company. The remaining balance of the bank guarantee of $0.5 million is included as restricted cash in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2008 ($0.9 million as of December 31, 2007). We have been and will continue to vigorously defend these matters. However, due to further progression of several of these claims within the Spanish court system, and based upon opinion of legal counsel regarding the likely outcome of several of the matters before the courts, we have accrued the amount of $1.3 million as of June 30, 2008 and December 31, 2007 under SFAS No. 5, “Accounting for Contingencies” because we now believe that a loss is probable and the amount of the loss can be reasonably estimated as to three of the subject claims. There are two other related claims, one of which is currently under appeal, and the other of which is in the early stages of investigation, but we have not accrued any amounts related to either of those claims because we do not currently believe a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to those two claims.
From time to time, we are involved in legal actions arising in the ordinary course of business. With respect to these matters, we believe that we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.
Item 2 —Unregistered Sales of Equity Securities and Use of Proceeds
Below is a summary of stock repurchases for the quarter ended June 30, 2008 (in thousands, except average price per share). See Note 11, Earnings Per Share, to the Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

				Maximum
			Total Number of	Number Of
			Shares Purchased	Shares That May
		Average	as Part of	Yet Be
	Total Number	Price	Publicly	Purchased
	of Shares	Paid Per	Announced Plans	Under Plans or
Period	Purchased (1)	Share	or Programs	Programs
April 1, 2008 — April 30, 2008	—	—	1,644	1,356
May 1, 2008 — May 31, 2008	—	—	1,644	1,356
June 1, 2008 — June 30, 2008	—	—	1,644	1,356

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3 million with no expiration date.
Item 4 — Submission of Matters to a Vote of Security Holders
a.	The Annual Meeting of Shareholders was held on May 21, 2008.

b.	The following members of the Board of Directors were elected to Class I and to serve until the 2011 Annual Meeting and until their successors are elected and qualified:

	For	Withhold
H. Park Helms	36,777,758	1,759,294
Linda McClintock-Greco, M.D.	37,829,728	707,324
James K. (Jack) Murray, Jr.	37,907,310	629,742
James S. MacLeod	37,904,276	632,776

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
The following are the members of the Board of Directors whose term of office as a director continued after the meeting:

Furman P. Bodenheimer, Jr.	Mark C. Bozek
Lt. Gen Michael DeLong (Retired)	Iain A. Macdonald
William J. Meurer	Charles E. Sykes
Paul L. Whiting
c. The following additional matters were voted upon at the Annual Meeting of Shareholders:
The proposal to ratify the appointment of independent auditors was approved as follows:

For	Against	Abstain
38,503,449	23,372	10,231
Item 6 — Exhibits
The following documents are filed as an exhibit to this Report:

15	Awareness letter.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

Sykes Enterprises, Incorporated and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: August 6, 2008	By:	/s/ W. Michael Kipphut

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