Form 10-Q
period 2008-09-30
SYKES ENTERPRISES INC
filed 2008-11-05
CIK 1010612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
As of October 17, 2008, there were 41,255,428 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries
INDEX

		Page
		No.
Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets September 30, 2008 and December 31, 2007 (Unaudited)	3

	Condensed Consolidated Statements of Operations Three and nine months ended September 30, 2008 and 2007 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Shareholders’ Equity Nine months ended September 30, 2007, three months ended December 31, 2007 and nine months ended September 30, 2008 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows Nine months ended September 30, 2008 and 2007 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

	Report of Independent Registered Public Accounting Firm	31

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	45

Part II. Other Information

Item 1.	Legal Proceedings	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 6.	Exhibits	47

Signature		48
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$220,051	$177,682
Receivables, net	157,641	145,490
Prepaid expenses	10,235	10,905
Other current assets	14,678	19,828
Short-term investments	—	17,827

Total current assets	402,605	371,732

Property and equipment, net	78,909	78,574
Goodwill, net	25,326	22,468
Intangibles, net	5,481	6,646
Deferred charges and other assets	32,810	26,055

	$545,131	$505,475

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$22,029	$21,588
Accrued employee compensation and benefits	48,024	46,245
Income taxes payable	9,492	4,592
Deferred revenue	32,219	31,822
Other accrued expenses and current liabilities	22,320	14,132

Total current liabilities	134,084	118,379

Deferred grants	9,493	10,329
Long-term income tax liabilities	5,126	6,269
Other long-term liabilities	7,942	5,177

Total liabilities	156,645	140,154

Commitments and loss contingency (Note 15)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 41,268 and 45,537 shares issued	413	455
Additional paid-in capital	157,022	184,184
Retained earnings	229,558	195,203
Accumulated other comprehensive income	2,117	37,457
Treasury stock at cost: 60 shares and 4,697 shares	(624)	(51,978)

Total shareholders’ equity	388,486	365,321

	$545,131	$505,475

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except for per share data)	2008	2007	2008	2007
Revenues	$207,066	$176,122	$618,416	$512,407

Operating expenses:
Direct salaries and related costs	130,509	110,774	395,197	327,109
General and administrative	57,304	50,463	171,083	149,369

Total operating expenses	187,813	161,237	566,280	476,478

Income from operations	19,253	14,885	52,136	35,929

Other income (expense):
Interest income	1,274	1,614	4,354	4,408
Interest (expense)	(47)	(230)	(274)	(538)
Other income (expense)	2,737	(233)	7,001	(1,190)

Total other income (expense)	3,964	1,151	11,081	2,680

Income before provision for income taxes	23,217	16,036	63,217	38,609
Provision for income taxes	3,725	3,780	10,286	8,217

Net income	$19,492	$12,256	$52,931	$30,392

Net income per share:
Basic	$0.48	$0.30	$1.30	$0.75

Diluted	$0.47	$0.30	$1.29	$0.75

Weighted average shares:
Basic	40,678	40,432	40,590	40,360

Diluted	41,070	40,697	40,928	40,624

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Nine Months Ended September 30, 2007, Three Months Ended December 31, 2007 and
Nine Months Ended September 30, 2008
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Shares		Paid-in	Retained	Comprehensive	Treasury
(In thousands)	Issued	Amount	Capital	Earnings	Income (Loss)	Stock	Total

Balance at January 1, 2007	45,254	$453	$179,021	$158,058	$5,869	$(51,928)	$291,473

Adjustment upon adoption of FIN 48	—	—	—	(2,714)	—	—	(2,714)
Issuance of common stock	67	1	450	—	—	—	451
Stock-based compensation expense	—	—	3,301	—	—	—	3,301
Issuance of common stock and restricted stock under equity award plans	195	1	26	—	—	(26)	1
Issuance of common stock for business acquisition	25	—	468	—	—	—	468
Comprehensive income	—	—	—	30,392	17,975	—	48,367

Balance at September 30, 2007	45,541	455	183,266	185,736	23,844	(51,954)	341,347

Issuance of common stock	3	—	23	—	—	—	23
Stock-based compensation expense	—	—	870	—	—	—	870
Issuance of common stock and restricted stock under equity award plans	(7)	—	25	—	—	(24)	1
Comprehensive income	—	—	—	9,467	13,613	—	23,080

Balance at December 31, 2007	45,537	455	184,184	195,203	37,457	(51,978)	365,321

Adjustment upon adoption of EITF 06-10	—	—	—	(482)	—	—	(482)
Issuance of common stock	105	1	1,173	—	—	—	1,174
Stock-based compensation expense	—	—	3,554	—	—	—	3,554
Issuance of common stock and restricted stock under equity award plans	233	3	93	—	—	(132)	(36)
Excess tax benefit from stock- based compensation	—	—	688	—	—	—	688
Retirement of treasury stock	(4,644)	(46)	(33,346)	(18,094)	—	51,486	—
Issuance of common stock for business acquisition	37	—	676	—	—	—	676
Comprehensive income (loss)	—	—	—	52,931	(35,340)	—	17,591

Balance at September 30, 2008	41,268	$413	$157,022	$229,558	$2,117	$(624)	$388,486

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2008 and 2007
(Unaudited)

(in thousands)	2008	2007
Cash flows from operating activities:
Net income	$52,931	$30,392
Depreciation and amortization	21,125	18,315
Release of valuation allowance on deferred tax assets	(6,121)	—
Unrealized foreign currency transaction gains, net	(6,524)	—
Stock compensation expense	3,554	3,301
Excess tax benefit from stock-based compensation	(688)	—
Deferred income tax provision (benefit)	219	(761)
Reversals of termination costs associated with exit activities	—	(60)
Foreign exchange loss (gain) on liquidation of foreign entities	3	(10)
Bad debt expense	939	137
Unrealized loss (gain) on financial instruments, net	1,108	(48)
Amortization of discount on short-term investments	(173)	—
Amortization of actuarial gains on pension	(49)	—
Changes in assets and liabilities:
Receivables	(17,679)	(12,241)
Prepaid expenses	(2,455)	(3,552)
Other current assets	369	(3,381)
Deferred charges and other assets	(759)	982
Accounts payable	1,789	508
Income taxes receivable/payable	1,600	710
Accrued employee compensation and benefits	3,984	2,644
Other accrued expenses and current liabilities	128	(598)
Deferred revenue	2,379	(2,001)
Other long-term liabilities	750	876

Net cash provided by operating activities	56,430	35,213

Cash flows from investing activities:
Capital expenditures	(25,730)	(22,761)
Proceeds from sale of property and equipment	167	80
Proceeds from release of restricted cash	855	1,600
Sale (purchase) of short-term investments	17,535	(17,535)
Purchase of long-term investments	(997)	—
Investment in restricted cash	—	(393)
Cash paid for business acquisition	(2,400)	(1,600)
Other	(130)	(130)

Net cash used for investing activities	(10,700)	(40,739)

Cash flows from financing activities:
Proceeds from issuance of stock	1,174	451
Excess tax benefit from stock-based compensation	688	—

Net cash provided by financing activities	1,862	451

Effects of exchange rates on cash	(5,223)	13,521

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2008 and 2007
(Unaudited)
(continued)

	2008	2007
Net increase in cash and cash equivalents	42,369	8,446
Cash and cash equivalents – beginning	177,682	158,580

Cash and cash equivalents – ending	$220,051	$167,026

Supplemental disclosures of cash flow information:

Cash paid during period for interest	$277	$184
Cash paid during period for income taxes	$13,702	$8,909

Non-cash transactions:
Property and equipment additions included in accounts payable	$2,562	$2,178
See accompanying notes to condensed consolidated financial statements

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2008 and 2007
(Unaudited)
Sykes Enterprises, Incorporated and consolidated subsidiaries (“Sykes” or the “Company”) provides outsourced customer contact management solutions and services in the business process outsourcing arena to companies, primarily within the communications, technology/consumer, financial services, healthcare, and transportation and leisure industries. Sykes provides flexible, high quality outsourced customer contact management services (with an emphasis on inbound technical support and customer service), which includes customer assistance, healthcare and roadside assistance, technical support and product sales to its clients’ customers. Utilizing Sykes’ integrated onshore/offshore global delivery model, Sykes provides its services through multiple communications channels encompassing phone, e-mail, Web and chat. Sykes complements its outsourced customer contact management services with various enterprise support services in the United States that encompass services for a company’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, Sykes also provides fulfillment services including multilingual sales order processing via the Internet and phone, inventory control, product delivery and product returns handling. The Company has operations in two geographic regions entitled (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, in which the client base is primarily companies in the United States that are using the Company’s services to support their customer management needs; and (2) EMEA, which includes Europe, the Middle East, and Africa.
Note 1 – Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”).
Property and Equipment — The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. The Company determined that its property and equipment was not impaired as of September 30, 2008.
Short-Term Investments – Short-term investments are investments that are highly liquid, held to maturity according to the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and have terms greater than three months, but less than one year, at the time of acquisition. As of December 31, 2007, the Company had short-term investments of $17.8 million in commercial paper (none as of September 30, 2008) with a remaining maturity of less than one year. Short-term investments are carried at amortized cost which approximates fair value. Therefore, there were no significant unrecognized holding gains or losses at December 31, 2007 or September 30, 2008.
Goodwill — The Company accounts for goodwill and other intangible assets under SFAS No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets with indefinite lives are not subject to amortization, but instead must be reviewed at least annually, and more frequently in the presence of certain circumstances, for impairment by applying a fair value based test. Fair value for goodwill is based on discounted

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2008 and 2007
(Unaudited)
Note 1 – Basis of Presentation and Summary of Significant Accounting Policies – (continued)
Goodwill – (continued)
cash flows, market multiples and/or appraised values as appropriate. Under SFAS 142, the carrying value of assets is calculated at the lowest levels for which there are identifiable cash flows (the “reporting unit”). If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. The Company completed its annual goodwill impairment test during the third quarter of 2008, which included the consideration of recent economic developments and determined that the carrying amount of goodwill was not impaired. The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time.
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
Value Added Tax Receivables — Our Philippine operations are subject to Value Added Tax, or VAT, which is usually applied to all goods and services purchased throughout the Philippines. Upon validation and certification of the VAT receivables by the Philippine government, the VAT receivables are held for sale through third-party brokers. This process through collection typically takes three to five years. The VAT receivable is approximately $7.2 million and $8.3 million as of September 30, 2008 and December 31, 2007, respectively, net of a valuation allowance of $2.1 million and $2.7 million, respectively. As of September 30, 2008 and December 31, 2007, the VAT receivables, net of the valuation allowance, of $5.5 million and $6.4 million, respectively, is included in “Deferred Charges and Other Assets”, $1.7 million and $0.0 million, respectively, is included in “Other Current Assets” and $0.0 million and $1.9 million, respectively, is included in “Receivables” in the accompanying Condensed Consolidated Financial Statements. We review our VAT receivable balance for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable. During the three and nine months ended September 30, 2008, the Company determined that a portion of the VAT receivable balance was not recoverable and wrote down the balance by $0.1 million and $0.5 million, respectively. During the comparable 2007 periods, the Company wrote down the balance by $1.1 million and $1.3 million, respectively.
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
Foreign Currency Translation - The assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is other than the U.S. Dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income, but is included in “Accumulated other comprehensive income (loss)”, which is reflected as a separate component of shareholders’ equity until the sale or until the complete or substantially complete liquidation of the net investment in the foreign subsidiary. Foreign currency

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2008 and 2007
(Unaudited)
Note 1 – Basis of Presentation and Summary of Significant Accounting Policies – (continued)
Foreign Currency Translation – (continued)
transactional gains and losses are included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations.
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
All derivatives, including foreign currency forward contracts, are recognized in the balance sheet at fair value. On the date the derivative contract is entered into, the Company determines whether the derivative contract should be designated as a cash flow hedge. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are recorded in “Accumulated other comprehensive income (loss)”, until the forecasted underlying transactions occur. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction within “Revenues”. Cash flows from the derivative contracts are classified within “Cash flows from operating activities” in the accompanying Condensed Consolidated Statements of Cash Flows. Ineffectiveness is measured based on the change in fair value of the forward contracts and the fair value of the hypothetical derivatives with terms that match the critical terms of the risk being hedged. Hedge ineffectiveness is recognized within “Revenues”.
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, the Company discontinues hedge accounting prospectively. At September 30, 2008, all hedges were determined to be highly effective.
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
Fair Value Measurements - Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 (SFAS 157), “Fair Value Measurements” and SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115”. SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.
SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. During the nine months ended September 30, 2008, the Company has not elected to use the fair value option permitted under SFAS 159 for any of its financial assets and financial liabilities that are not already recorded at fair value.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2008 and 2007
(Unaudited)
Note 1 – Basis of Presentation and Summary of Significant Accounting Policies – (continued)
Fair Value Measurements – (continued)
A description of the Company’s policies regarding fair value measurement is summarized below.
Fair Value Hierarchy - SFAS 157 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:
•	Level 1 – Quoted prices for identical instruments in active markets.

•	Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
Determination of Fair Value - The Company generally uses quoted market prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access to determine fair value, and classifies such items in Level 1. Fair values determined by Level 2 inputs utilize inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted market prices in active markets for similar assets or liabilities, and inputs other than quoted market prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
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
Investments Held in Rabbi Trust — The Company maintains a non-qualified deferred compensation plan structured as a rabbi trust for certain eligible employees. The investment assets of the rabbi trust are valued using quoted market prices multiplied by the number of shares held in the trust, which are classified in Level 1 of the fair value hierarchy. For additional information about our deferred compensation plan, refer to Notes 5 and 13.
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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2008 and 2007
(Unaudited)
Note 1 – Basis of Presentation and Summary of Significant Accounting Policies – (continued)
Fair Value Measurements – (continued)
Value Added Tax Receivable- The value added tax “VAT” receivable is recorded at carrying value (net of valuation allowances), which approximates fair value. The Company recognizes a valuation allowance based on such factors as historical sales experience and current market demand. Such items are classified in Level 3 of the fair value hierarchy.
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
In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 on January 1, 2008. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows. See Note 2 – Fair Value for further information.
In March 2007, the EITF reached a consensus on Issue No. 06-10 (EITF 06-10), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 provides guidance on the employers’ recognition of assets, liabilities and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods. The Company adopted the provisions of EITF 06-10 on January 1, 2008. As a result of the implementation of EITF 06-10, the Company recognized a $0.5 million liability for a postretirement benefit obligation related to a split dollar arrangement on behalf of its founder and former Chairman and Chief Executive Officer which was accounted for as a reduction to the January 1, 2008 balance of retained earnings. See Note 14 – Pension Plan and Post-Retirement Benefits for further information.
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
Nine months ended September 30, 2008 and 2007
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
In May 2008, the FASB issued SFAS No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles”, which reorganizes the generally accepted accounting principles (GAAP) hierarchy. SFAS 162 is intended to improve financial reporting by providing a consistent framework for determining what accounting principles should be used in preparing U.S. GAAP financial statements. With the issuance of SFAS 162, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” and is not expected to have any impact on the Company’s financial condition, results of operations and cash flows.
Note 2 – Fair Value
The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of SFAS 157 consist of the following (in thousands):

		Fair Value Measurements at September 30, 2008 Using:
			Quoted Prices in
			Active Markets	Significant Other	Significant
			For Identical	Observable	Unobservable
		Balance at	Assets	Inputs	Inputs
		September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Money Market and Open–end Mutual Funds	(1)	$66,002	$66,002	$—	$—
Investments Held in Rabbi Trust for the Deferred Compensation Plan	(2)	1,571	1,571	—	—
Guaranteed Investment Certificates	(3)	995	—	995	—
Value Added Tax Receivables	(4)	7,150	—	—	7,150

Total Assets		$75,718	$67,573	$995	$7,150

Liabilities:
Foreign Currency Forward Contracts	(5)	$13,888	$—	$13,888	$—

Total Liabilities		$13,888	$—	$13,888	$—

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2008 and 2007
(Unaudited)
Note 2 – Fair Value – (continued)

(1)	Included $65.3 million in “Cash and cash equivalents” and $0.7 million in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(2)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet.

(3)	Included $0.1 million in “Cash and cash equivalents” and $0.9 million in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(4)	Included $1.7 million in “Other Current Assets” and $5.5 million in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(5)	Included $11.5 million in “Other accrued expenses and current liabilities” and $2.4 million in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet.
The following table presents a reconciliation of the beginning and ending balances for the Company’s value added tax receivables measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2008:

Description	Amount

Balance, July 1, 2008	$7,238
Included in earnings[1]	(121)
Purchases, issuances and settlements	33

Balance, September 30, 2008	$7,150

Balance, January 1, 2008	$8,247
Included in earnings[1]	(482)
Purchases, issuances and settlements	(615)

Balance, September 30, 2008	$7,150

Unrealized Gains (Losses) Included in Earnings Above
For the three months ended September 30, 2008	$—
For the nine months ended September 30, 2008	$—

[1]	Represents the bad debt expense included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.
At September 30, 2008, the Company also had assets that under certain conditions would be subject to measurement at fair value on a non-recurring basis, like those associated with acquired businesses, including goodwill and other intangible assets, and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets was determined to be impaired; however, no impairment losses have occurred relative to any of these assets during the nine months ended September 30, 2008. When and if recognition of these assets at their fair value is necessary, such measurements would be determined utilizing Level 3 inputs.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2008 and 2007
(Unaudited)
Note 3 – Goodwill and Intangible Assets
The following table presents the Company’s purchased intangible assets (in thousands) as of September 30, 2008:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Intangibles	Amortization	Intangibles	Period (years)
Customer relationships	$7,473	$2,573	$4,900	7
Trade Name	984	443	541	5
Non-compete agreements	691	691	—	2
Other	264	224	40	3

	$9,412	$3,931	$5,481	6

The following table presents the Company’s purchased intangible assets (in thousands) as of December 31, 2007:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Intangibles	Amortization	Intangibles	Period (years)
Customer relationships	$7,589	$1,762	$5,827	8
Trade Name	979	293	686	5
Non-compete agreements	724	675	49	2
Other	270	186	84	3

	$9,562	$2,916	$6,646	7

Amortization expense, related to the purchased intangible assets resulting from acquisitions (other than goodwill), of $0.4 million and $1.1 million for the three and nine months ended September 30, 2008, respectively, is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations. In the comparable 2007 periods, the Company recognized amortization expense of $0.4 million and $1.1 million, respectively.
The Company’s estimated future amortization expense for the five succeeding years is as follows (in thousands):

Periods Ending December 31,	Amount
2008 (remaining three months)	$385
2009	$1,515
2010	$1,488
2011	$1,390
2012	$703
Changes in goodwill, within the America’s segment, consist of the following (in thousands):

Amount
Balance at December 31, 2006	$20,422
Contingent payment for Apex acquisition	2,068
Foreign currency translation	(22)

Balance at December 31, 2007	22,468
Contingent payment for Apex acquisition	3,076
Foreign currency translation	(218)

Balance at September 30, 2008	$25,326

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2008 and 2007
(Unaudited)
Note 3 – Goodwill and Intangible Assets — (continued)
In July 2008, the Company settled the contingency related to the holdback of a portion of the purchase price in the Apex transaction related to representations and warranties. This settlement resulted in a payout of $2.4 million in cash and $0.7 million in common stock from the escrow account and an increase in the recorded amount of goodwill of $3.1 million.
During the three months ended September 30, 2008, in accordance with SFAS 142, the Company evaluated the remaining useful lives of its intangible assets that are being amortized to determine whether a revision to the remaining period of amortization was appropriate. As a result of its evaluation, effective July 1, 2008, the Company changed the estimated useful life of the customer relationships acquired in the acquisition of Kelly, Luttmer & Associates, from 15 years to nine years. The remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The effect of this change in the estimated remaining useful life was an increase in amortization expense of $0.1 million during the three months ended September 30, 2008.
Note 4 – Forward Contracts
The Company had derivative assets and liabilities relating to outstanding forward contracts, designated as cash flow hedges, maturing within 15 months, consisting of Philippine peso contracts with a notional value of $140.6 million as of September 30, 2008. These derivative instruments are classified as “Other current assets” of $0.0 million and $8.4 million; “Other accrued expenses and current liabilities” of $11.5 million and $0.1 million; and “Other long–term liabilities” of $2.4 million and $0.0 million as of September 30, 2008 and December 31, 2007, respectively, in the accompanying Condensed Consolidated Balance Sheets.
The Company had deferred tax assets (liabilities) of $4.7 million and $(2.7) million related to these derivative instruments as of September 30, 2008 and December 31, 2007, respectively. A total of $(9.0) million and $5.0 million of deferred gains (losses), net of tax, on these derivative instruments as of September 30, 2008 and December 31, 2007, respectively, were recorded in “Accumulated other comprehensive income (loss)” in the accompanying Condensed Consolidated Balance Sheets. The deferred loss expected to be reclassified to “Revenues” from “Accumulated other comprehensive income (loss)” during the next twelve months is $11.2 million. However this amount and other future reclassifications from “Accumulated other comprehensive income (loss)” will fluctuate with movements in the underlying market price of the forward contracts.
During the three and nine months ended September 30, 2008, the Company recognized losses related to hedge ineffectiveness of $0.0 million and $0.5 million, respectively which were reclassified from “Accumulated other comprehensive income (loss)” to “Revenues”. In the comparable 2007 period, gains of $1.3 million and $1.2 million, respectively, were reclassified to “Revenues”. In addition, during the three and nine months ended September 30, 2007, the Company recognized in “Revenues” losses of $0.5 million and $1.1 million, respectively, related to changes in the fair value of the forward contracts attributable to the difference in the spot and forward exchange rates, which was excluded from the assessment of hedge effectiveness.
Net gains (losses) of $(1.6) million and $1.8 million from settled hedge contracts were reclassified from “Accumulated other comprehensive income (loss)” to “Revenues” during the three and nine months ended September 30, 2008, respectively. Net gains of $0.9 million and $1.6 million were reclassified in the comparable 2007 periods, respectively, in the accompanying Condensed Consolidated Statements of Operations.
During the nine months ended September 30, 2008, the Company settled forward contracts to purchase CAD 0.9 million at fixed prices of $0.9 million. Since these contracts were not designated as accounting hedges, they were accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized in the current period. As a result, the Company recognized losses of $0.1 million related to these contracts, which are included in “Revenues” in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2008. During the nine months ended September 30, 2007, the Company recognized an immaterial loss in “Revenues” related to changes in the fair value of derivative instruments not designated as accounting hedges.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2008 and 2007
(Unaudited)
Note 5 – Investments Held in Rabbi Trust
The Company’s Investments Held in Rabbi Trust, classified as trading securities and included in “Other current assets” at fair value in the accompanying Condensed Consolidated Balance Sheets consist of the following (in thousands):

	September 30, 2008		December 31, 2007
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$1,710	$1,571	$1,196	$1,405
     Investments Held in Rabbi Trust were comprised of mutual funds, 76% of which are equity-based and 24% were debt-based at September 30, 2008. Investment income, included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Gross realized gains from sale of trading securities	$—	$—	$1	$—
Gross realized losses from sale of trading securities	(7)	(2)	(9)	(2)
Dividend and interest income	5	4	18	12
Net unrealized holding gains (losses)	(209)	4	(359)	73

Net investment income (losses)	$(211)	$6	$(349)	$83

Note 6 – Deferred Revenue
The components of deferred revenue consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Future service	$27,722	$28,571
Estimated penalties and holdbacks	4,497	3,251

	$32,219	$31,822

Note 7 – Accumulated Other Comprehensive Income (Loss)
The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with SFAS No. 130 (SFAS 130), “Reporting Comprehensive Income”. SFAS 130 establishes rules for the reporting of comprehensive income (loss) and its components.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2008 and 2007
(Unaudited)
Note 7 – Accumulated Other Comprehensive Income (Loss) – (continued)
The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign	Unrealized	Unrealized Gain
	Currency	Actuarial Gain	(Loss) on Cash
	Translation	(Loss) Related to	Flow Hedging
	Adjustment	Pension Liability	Instruments	Total

Balance at January 1, 2007	$6,913	$(1,044)	$—	$5,869
Pre tax amount	23,195	4,166	13,821	41,182
Tax provision	—	(803)	(2,693)	(3,496)
Reclassification to net income	(13)	43	(6,128)	(6,098)
Foreign currency translation	197	(197)	—	—

Balance at December 31, 2007	30,292	2,165	5,000	37,457
Pre tax amount	(21,389)	—	(20,016)	(41,405)
Tax benefit	—	—	7,480	7,480
Reclassification to net income	(13)	(49)	(1,353)	(1,415)
Foreign currency translation	388	(265)	(123)	—

Balance at September 30, 2008	$9,278	$1,851	$(9,012)	$2,117

Note 8 – Termination Costs Associated with Exit Activities
On November 3, 2005, the Company committed to a plan (the “Plan”) to reduce its workforce by approximately 200 people in one of its European customer contact management centers in Germany in response to the October 2005 contractual expiration of a technology client program, which generated annual revenues of approximately $12.0 million. The Company substantially completed the Plan by the end of the third quarter of 2007. Total charges related to the Plan were $1.4 million. These charges include approximately $1.2 million for severance and related costs and $0.2 million for other exit costs. Cash payments totaled $1.2 million. The Company ceased using certain property and equipment estimated at $0.2 million, and depreciated these assets over a shortened useful life, which approximated eight months. The Company reversed previously accrued termination costs of less than $0.1 million in “Direct salaries and related costs” in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2007 due to a change in estimate. Cash payments related to termination costs made totaled $0.5 million for the nine months ended September 30, 2007.
Note 9 – Borrowings
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
The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at the Company’s option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 1.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2008 and 2007
(Unaudited)
Note 9 – Borrowings – (continued)
1.25%. In addition, a commitment fee of up to 0.25% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2010, are secured by a pledge of 65% of the stock of each of the Company’s active direct foreign subsidiaries. The Credit Facility prohibits the Company from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings during the nine months ended September 30, 2008 and 2007, and no outstanding balances as of September 30, 2008 and December 31, 2007, with $50.0 million availability on the Credit Facility.
Note 10 – Income Taxes
The Company’s effective tax rate was 16.3% and 21.3% for the nine months ended September 30, 2008 and 2007, respectively. The decrease in the effective tax rate of 5.0% resulted from a shift in our mix of earnings and the effects of permanent differences, valuation allowances, foreign withholding taxes, state income taxes, foreign income tax rate differentials (including tax holiday jurisdictions) and recognition of income tax benefits of $1.3 million, including interest and penalties of $0.8 million, relating to transfer pricing as a result of a favorable tax audit determination in March, 2008.
The differences in the Company’s effective tax rate of 16.3% as compared to the U.S. statutory federal income tax rate of 35.0% were primarily due to tax benefits resulting from additional income earned in certain tax holiday jurisdictions; recognition of income tax benefits relating to the transfer pricing mentioned above; accompanied by the effects of valuation allowances, permanent differences, losses in jurisdictions for which tax benefits can be recognized, foreign withholding and other taxes, accrued interest and penalties and foreign income tax rate differentials.
The Company establishes a valuation allowance to reduce the deferred tax assets if, based on the weight of the available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In September, 2008, the Company determined that its profitability and expectations of future profitability of certain foreign subsidiaries indicated that it was “more likely than not” that portions of the deferred tax assets would be realized. Accordingly, in the third quarter of 2008, the Company recognized an increase in its deferred tax assets of $6.1 million through a partial reversal of the valuation allowance. The reversal of the valuation allowance of $6.1 million reduced the provision for income taxes in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008.
During the three months ended September 30, 2008, the Company determined to distribute in the fourth quarter of 2008 approximately $60.0 million in earnings from its Philippine operations to its foreign parent in the Netherlands to take advantage of the expiring tax provisions of IRC section 954( c)(6). These tax provisions permit continued tax deferral on such distributions that would otherwise be taxable immediately in the United States. While the distribution is not taxable in the United States, it is subject to a withholding tax of $6.1 million, which is included in the provision for income taxes in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008. A provision for income taxes has not been provided on the remaining undistributed earnings of the Company’s foreign subsidiaries because these earnings have been deemed to be permanently reinvested.
As of September 30, 2008, the Company had $4.8 million of unrecognized tax benefits, a net decrease of $0.6 million from $5.4 million as of December 31, 2007. This decrease, which relates primarily to the recognition of tax benefits relating to transfer pricing mentioned above, had a favorable impact on the effective tax rate for the nine months ended September 30, 2008.
If the Company recognized its remaining unrecognized tax benefits at September 30, 2008, approximately $4.5 million and related interest and penalties would favorably impact the effective tax rate. The Company believes it is reasonably possible that its unrecognized tax benefits will decrease or be recognized in the next twelve months by

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2008 and 2007
(Unaudited)
Note 10 – Income Taxes – (continued)
up to $1.5 million due to transfer pricing and the classification of tax attributes related to intercompany accounts that will be resolved under audit or appeal in various tax jurisdictions.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had $2.4 million and $3.0 million accrued for interest and penalties as of September 30, 2008 and December 31, 2007, respectively. Of the accrued interest and penalties at September 30, 2008 and December 31, 2007, $1.6 million and $2.2 million, respectively, relate to statutory penalties. The amount of interest and penalties recognized in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 was $0.1 million and $0.3 million, respectively. In the comparable periods of 2007, the Company recognized interest and penalties of $0.1 million and $0.4 million, respectively.
The Company is currently under examination by the U.S. Internal Revenue Service for certain tax years. An examination of the Company’s U.S. tax returns through July 31, 2002 was concluded with a “no change” result. The field work has been completed for tax years ended July 31, 2003, December 31, 2003 and December 31, 2004 and the Company is not aware of any proposed changes for any year. The Company’s tax examinations in Germany have concluded for tax periods covering 1996-2003, with the exception of items under appeal from prior examination results by the German tax authorities for periods covering 1996 through 2000. Additionally, certain Canadian subsidiaries are under examination by Canadian tax authorities for the tax years covering 2002 through 2003 and a Philippine subsidiary is being audited by the Philippine tax authorities for tax years 2004 through 2007. The Company’s Scotland subsidiaries are under audit for the tax year 2005. The Indian tax authorities previously issued an assessment for the tax year ended March 31, 2004, which was reduced as a result of a favorable tax audit determination in March, 2008. This revised assessment is currently on appeal with the Indian tax authorities. In addition, the Company is currently under examination in India for tax years ended March 31, 2006 and 2005.
Note 11 – Earnings Per Share
Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options, stock appreciation rights, restricted stock, common stock units and shares held in a rabbi trust using the treasury stock method. For the three and nine month periods ended September 30, 2008, the impact of outstanding options to purchase shares of common stock and stock appreciation rights of 0.1 million and 0.2 million, respectively, and 0.1 million and 0.1 million for the comparable 2007 periods were antidilutive and were excluded from the calculation of diluted earnings per share.
The numbers of shares used in the earnings per share computations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Basic:
Weighted average common shares outstanding	40,678	40,432	40,590	40,360
Diluted:
Dilutive effect of stock options, stock appreciation rights, restricted stock, common stock units and shares held in a rabbi trust	392	265	338	264

Total weighted average diluted shares outstanding	41,070	40,697	40,928	40,624

On August 5, 2002, the Company’s Board of Directors authorized the Company to purchase up to three million shares of its outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2008 and 2007
(Unaudited)
Note 11 – Earnings Per Share – (continued)
transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the nine months ended September 30, 2008 and 2007, the Company made no purchases under the 2002 repurchase program.
During the nine months ended September 30, 2008, the Company cancelled 4.6 million shares of its Treasury stock and recorded reductions of $0.1 million to “Common stock”, $33.3 million to “Additional paid-in capital”, $51.5 million to “Treasury stock” and $18.1 million to “Retained earnings”.
Note 12 – Segments and Geographic Information
The Company operates within two regions, the “Americas” and “EMEA” which represented 66.9% and 33.1%, respectively, of the Company’s consolidated revenues for the three months ended September 30, 2008, and 66.9% and 33.1%, respectively, of the Company’s consolidated revenues for the nine months ended September 30, 2008. In the comparable 2007 periods, the Americas and the EMEA region represented 68.5% and 31.5%, respectively, of the Company’s consolidated revenues for the three months ended September 30, 2007, and 67.9% and 32.1%, respectively, of the Company’s consolidated revenues for the nine months ended September 30, 2007. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The Company aligns its business into two segments to effectively manage the business and support the customer care needs of every client and to respond to the demands of the Company’s global customers.
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
Information about the Company’s reportable segments for the three and nine months ended September 30, 2008 compared to the corresponding prior year period, is as follows (in thousands):

				Consolidated
	Americas	EMEA	Other(1)	Total

Three Months Ended September 30, 2008:
Revenues	$138,573	$68,493		$207,066
Depreciation and amortization	$5,609	$1,320		$6,929

Income (loss) from operations	$22,237	$7,079	$(10,063)	$19,253
Other income, net			3,964	3,964
Provision for income taxes			(3,725)	(3,725)

Net income				$19,492

Three Months Ended September 30, 2007:
Revenues	$120,592	$55,530		$176,122
Depreciation and amortization	$5,178	$1,105		$6,283

Income (loss) from operations	$19,369	$4,671	$(9,155)	$14,885
Other income, net			1,151	1,151
Provision for income taxes			(3,780)	(3,780)

Net income				$12,256

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2008 and 2007
(Unaudited)
Note 12 – Segments and Geographic Information – (continued)

				Consolidated
	Americas	EMEA	Other(1)	Total

Nine Months Ended September 30, 2008:
Revenues	$413,469	$204,947		$618,416
Depreciation and amortization	$17,205	$3,920		$21,125

Income (loss) from operations	$66,178	$15,764	$(29,806)	$52,136
Other income, net			11,081	11,081
Provision for income taxes			(10,286)	(10,286)

Net income				$52,931

Nine Months Ended September 30, 2007:
Revenues	$347,797	$164,610		$512,407
Depreciation and amortization	$15,019	$3,296		$18,315

Income (loss) from operations	$54,940	$9,731	$(28,742)	$35,929
Other income, net			2,680	2,680
Provision for income taxes			(8,217)	(8,217)

Net income				$30,392

(1)	Other items (including corporate costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three and nine months ended September 30, 2008 and 2007. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2007. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.
During the nine months ended September 30, 2008 and 2007, the Company had no clients that exceeded ten percent of consolidated revenues.
Note 13 – Stock-Based Compensation
A detailed description of each of the Company’s stock-based compensation plans is provided below, including the 2001 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. Stock-based compensation expense related to these plans, which is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations, was $1.2 million and $3.6 million for the three and nine months ended September 30, 2008, respectively, and $0.9 million and $3.3 million for the comparable 2007 periods, respectively. The Company recognized income tax benefits of $0.5 million and $1.4 million in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008, respectively, and $0.3 million and $1.3 million for the comparable 2007 periods, respectively. The Company recognized benefits of tax deductions in excess of recognized tax benefits from the exercise of stock options in the amounts of $0.1 million and $0.7 million, for the three and nine months ended September 30, 2008, respectively (none in 2007). There were no capitalized stock-based compensation costs at September 30, 2008 or December 31, 2007.
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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2008 and 2007
(Unaudited)
Note 13 – Stock-Based Compensation
Stock Options – Options are granted at fair market value on the date of the grant and generally vest over one to four years. All options granted under the Plan expire if not exercised by the tenth anniversary of their grant date. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions. The fair value of the stock option awards is expensed on a straight-line basis over the vesting period of the award. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Exercises and forfeitures are estimated within the valuation model using employee termination and other historical data. The expected term of the stock option awards granted is derived from historical exercise experience under the Plan and represents the period of time that stock option awards granted are expected to be outstanding. No stock options were granted during the nine months ended September 30, 2008 and 2007.
The following table summarizes stock option activity under the Plan as of September 30, 2008, and changes during the nine months then ended:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
Stock Options	(000s)	Price	(in years)	(000s)

Outstanding at January 1, 2008	484	$13.49
Granted	—	—
Exercised	(105)	11.20
Forfeited or expired	(21)	20.07

Outstanding at September 30, 2008	358	$13.78	2.31	$3,018

Vested or expected to vest at September 30, 2008	358	$13.78	2.31	$3,018

Exercisable at September 30, 2008	358	$13.78	2.31	$3,018

Options exercised during the three and nine months ended September 30, 2008 had an intrinsic value of $0.3 million and $0.8 million, respectively. Options exercised in the comparable periods of 2007 had an intrinsic value of $0.0 million and $0.8 million, respectively. All options were fully vested as of December 31, 2006 and there is no unrecognized compensation cost as of September 30, 2008 related to these options granted under the Plan (the effect of estimated forfeitures is not material).
Cash received from stock options exercised under this Plan for the nine months ended September 30, 2008 and 2007, was $1.2 million and $0.5 million, respectively.
Stock Appreciation Rights – The Company’s Board of Directors, at the recommendation of the Compensation and Human Resource Development Committee (the “Committee”), approves awards of stock-settled stock appreciation rights (“SARs”) for eligible participants. SARs represent the right to receive, without payment to the Company, a certain number of shares of common stock, as determined by the Committee, equal to the amount by which the fair market value of a share of common stock at the time of exercise exceeds the grant price.
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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2008 and 2007
(Unaudited)
Note 13 – Stock-Based Compensation – (continued)
Stock Appreciation Rights – (continued)
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
The following table summarizes the assumptions used to estimate the fair value of SARs granted during the nine months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,
	2008	2007
Expected volatility	47%	53%
Weighted-average volatility	47%	53%
Expected dividends	—	—
Expected term (in years)	4.0	3.9
Risk-free rate	3.1%	4.5%
The following table summarizes SARs activity under the Plan as of September 30, 2008, and changes during the nine months then ended:

			Weighted
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Stock Appreciation Rights	(000s)	Price	Term (in years)	(000s)

Outstanding at January 1, 2008	243	$—
Granted	133	—
Exercised	(9)	—
Forfeited or expired	—	—

Outstanding at September 30, 2008	367	$—	8.5	$1,897

Vested or expected to vest at September 30, 2008	367	$—	8.5	$1,897

Exercisable at September 30, 2008	112	$—	7.5	$832

The weighted-average grant-date fair value of the SARs granted during the nine months ended September 30, 2008 and 2007 was $7.20 and $7.72, respectively. The total intrinsic value of SARs exercised during the nine months ended September 30, 2008 was $0.1 million (none in the comparable 2007 period).

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2008 and 2007
(Unaudited)
Note 13 — Stock-Based Compensation — (continued)
Stock Appreciation Rights - (continued)
The following table summarizes the status of nonvested SARs under the Plan as of September 30, 2008, and changes during the nine months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Stock Appreciation Rights	(In thousands)	Fair Value

Nonvested at January 1, 2008	202	$7.54
Granted	134	$7.20
Vested	(81)	$7.50
Forfeited	—	$—

Nonvested at September 30, 2008	255	$7.38

As of September 30, 2008, there was $1.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock appreciation rights granted under the Plan. This cost is expected to be recognized over a weighted-average period of 1.9 years. SARs that vested during the nine months ended September 30, 2008 and 2007 had a fair value of $0.1 million and $0.2 million, respectively as of the vesting date.
Restricted Shares - The Company’s Board of Directors, at the recommendation of the Committee, approves awards of performance and employment-based restricted shares (“Restricted Shares”) for eligible participants. In some instances, where the issuance of Restricted Shares has adverse tax consequences to the recipient, the Board will instead issue restricted stock units (“RSUs”). The Restricted Shares are shares of the Company’s common stock (or in the case of RSUs, represent an equivalent number of shares of the Company’s common stock) which are issued to the participant subject to (a) restrictions on transfer for a period of time and (b) forfeiture under certain conditions. The performance goals, including revenue growth and income from operations targets, provide a range of vesting possibilities from 0% to 100% and will be measured at the end of the performance period. If the performance conditions are met for the performance period, the shares will vest and all restrictions on the transfer of the Restricted Shares will lapse (or in the case of RSUs, an equivalent number of shares of the Company’s common stock will be issued to the recipient). The Company recognizes compensation cost, net of estimated forfeitures based on the fair value (which approximates the current market price) of the Restricted Shares (and RSUs) on the date of grant ratably over the requisite service period based on the probability of achieving the performance goals.
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
Nine months ended September 30, 2008 and 2007
(Unaudited)
Note 13 — Stock-Based Compensation — (continued)
Restricted Shares - (continued)
The following table summarizes the status of nonvested Restricted Shares/Units under the Plan as of September 30, 2008, and changes during the nine months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Restricted Shares/Units	(In thousands)	Fair Value

Nonvested at January 1, 2008	438	$15.69
Granted	188	$17.86
Vested	(78)	$14.73
Forfeited	—	$—

Nonvested at September 30, 2008	548	$16.57

As of September 30, 2008, based on the probability of achieving the performance goals, there was $5.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested Restricted Shares/Units granted under the Plan. This cost is expected to be recognized over a weighted-average period of 1.8 years. The restricted shares that vested during the nine months ended September 30, 2008 had a fair value of $0.2 million as of the vesting date (not material in the comparable 2007 period).
Other Awards - The Company’s Board of Directors, at the recommendation of the Committee, approves awards of Common Stock Units (“CSUs”) for eligible participants. A CSU is a bookkeeping entry on the Company’s books that records the equivalent of one share of common stock. If the performance goals described under Restricted Shares in this Note 13 are met, performance-based CSUs will vest on the third anniversary of the grant date. The Company recognizes compensation cost, net of estimated forfeitures, based on the fair value (which approximates the current market price) of the CSUs on the date of grant ratably over the requisite service period based on the probability of achieving the performance goals. Changes in the probability of achieving the performance goals from period to period will result in corresponding changes in compensation expense. The employment-based CSUs vest one-third on each of the first three anniversaries of the date of grant, provided the participant is employed by the Company on such date. On the date each CSU vests, the participant will become entitled to receive a share of the Company’s common stock and the CSU will be canceled.
The following table summarizes CSUs activity under the Plan as of September 30, 2008, and changes during the nine months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Common Stock Units	(In thousands)	Fair Value
| |
Nonvested at January 1, 2008	58	$16.21
Granted	29	$17.87
Vested	(10)	$15.03
Forfeited	—	$—

Nonvested at September 30, 2008	77	$16.99

As of September 30, 2008, there was $0.4 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted under the Plan. This cost is expected to be recognized over a weighted-average period of 0.3 years. The fair values of the CSUs that vested during the nine months ended September 30, 2008 and 2007 were not material amounts as of the vesting dates.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2008 and 2007
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
Additionally, the 2004 Fee Plan, as amended in March 2008 and August 2008 (as described below), provides that each non-employee Director receives on the day after the annual shareholders’ meeting an annual retainer for service as a non-employee Director, the amount of which shall be determined from time to time by the Board (currently set at $70,000) to be paid in CSUs and in cash. The number of CSUs to be granted under the 2004 Fee Plan will be determined by dividing the amount of the annual retainer by an amount equal to 105% of the average of the closing prices for the Company’s common stock on the five trading days preceding the award date (the day after the annual meeting). Prior to March 2008, the annual grant of CSUs vest in two equal installments, one-half on the date of each of the following two annual shareholders’ meetings. There were grants of 18 thousand and 19 thousand CSUs issued under the 2004 Fee Plan during the nine months ended September 30, 2008 and 2007, respectively.
In August 2008, the Board adopted amendments to the 2004 Fee Plan to increase the annual retainer for service as a non-employee Director from $50,000 to $70,000, increase the portion of the annual retainer to be paid in cash from $12,500 to $32,500 and eliminate the requirement to pay 75% of the annual retainer in CSUs and 25% in cash. The Board also approved an increase in committee fees for services provided by non-employee Directors from a “per meeting” fee of $1,250 to an annual retainer of $10,000 for audit committee members and $7,500 for other committee members. In addition, the annual retainer for the chair of the audit committee increased from $10,000 to $20,000 and for the chairs of the other committees increased from $5,000 ($0 for the finance committee) to $12,500.
In March 2008, the Board adopted amendments to the 2004 Fee Plan which provided that CSUs will vest and compensation expense will be recognized in equal quarterly installments over the term of the grant, the requisite service period. Beginning with grants after March 2008, unvested and unearned CSUs will not automatically vest upon termination of a director’s service as a director, whether by reason of death, retirement, resignation, removal or failure to be reelected at the end of his or her term.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2008 and 2007
(Unaudited)
Note 13 — Stock-Based Compensation — (continued)
2004 Non-Employee Director Fee Plan — (continued)
The following table summarizes the status of the nonvested CSUs under the 2004 Fee Plan as of September 30, 2008, and changes during the nine months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Common Stock Units	(In thousands)	Fair Value

Nonvested at January 1, 2008	31	$17.69
Granted	18	$20.11
Vested	(27)	$17.57
Forfeited	—	$—

Nonvested at September 30, 2008	22	$19.73

CSUs that vested during the nine months ended September 30, 2008 and 2007 had a fair value of $0.1 million and $0.3 million, respectively, as of the vesting date.
Compensation expense for CSUs granted after the adoption of SFAS No. 123R, (SFAS 123R), "Share-Based Payment” on January 1, 2006 and before the 2004 Fee Plan amendment in March 2008 (as discussed above), is recognized immediately on the date of grant since these grants automatically vest upon termination of a Director’s service, whether by death, retirement, resignation, removal or failure to be reelected at the end of his or her term. However, compensation expense for CSUs granted before adoption of SFAS 123R is recognized over the requisite service period, or “nominal” vesting period of two to three years, in accordance with APB No. 25, “Accounting for Stock Issued to Employees”. Compensation expense related to CSUs granted before adoption of SFAS 123R was $0.0 million and $0.1 million the three and nine month periods ended September 30, 2007, respectively (none in the comparable 2008 period). As of September 30, 2008, there was no unrecognized compensation cost, net of estimated forfeitures, which relates to nonvested CSUs granted under the 2004 Fee Plan before adoption of SFAS 123R. As of September 30, 2008, there was $0.3 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted since March 2008 under the Plan. This cost is expected to be recognized over a weighted-average period of 0.6 years.
Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board of Directors effective December 17, 1998 and amended on March 29, 2006 and May 23, 2006. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president and senior vice presidents and $7,500 per year for vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (see Note 5, Investments Held in Rabbi Trust). As of September 30, 2008 and December 31, 2007, liabilities of $1.6 million and $1.4 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.
Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $0.6 million and $0.5 million as of September 30, 2008 and December 31, 2007, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2008 and 2007
(Unaudited)
Note 13 — Stock-Based Compensation — (continued)
Deferred Compensation Plan — (continued)
The weighted-average grant-date fair value of common stock awarded during the nine months ended September 30, 2008 and 2007 was $18.26 and $18.14, respectively.
The following table summarizes the status of the nonvested common stock issued under the Deferred Compensation Plan as of September 30, 2008, and changes during the nine months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Common Stock	(In thousands)	Fair Value

Nonvested at January 1, 2008	5	$12.62
Granted	7	$18.26
Vested	(7)	$16.77
Forfeited	—	$—

Nonvested at September 30, 2008	5	$15.62

As of September 30, 2008, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted-average period of 4.0 years. The total fair value of the common stock vested during the nine months ended September 30, 2008 and 2007 was $0.2 million and $0.1 million, respectively.
Cash used to settle the Company’s obligation under the Deferred Compensation Plan was less than $0.1 million for the nine month periods ended September 30, 2007 (none in the comparable 2008 period).
Note 14 — Pension Plan and Post-Retirement Benefits
Pension Plan
The Company sponsors a non-contributory defined benefit pension plan (the “Pension Plan”) for its employees in the Philippines. The Pension Plan provides defined benefits based on years of service and final salary. All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plan. As of September 30, 2008, the Pension Plan is unfunded.
The following table provides information about net periodic benefit cost for the Pension Plan for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$(90)	$124	$114	$738
Interest cost	(36)	76	45	223
Recognized actuarial gain	(15)	—	(49)	—

Net periodic benefit cost	$(141)	$200	$110	$961

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2008 and 2007
(Unaudited)
Note 14 — Pension Plan and Post-Retirement Benefits — (continued)
Post-Retirement Benefits
In 1996, the Company entered into a split dollar life insurance arrangement to benefit the former Chairman and Chief Executive Officer of the Company. Under the terms of the arrangement, the Company retained a collateral interest in the policy to the extent of the premiums paid by the Company. Effective January 1, 2008, the Company recorded a $0.5 million liability for a post-retirement benefit obligation related to this arrangement, which was accounted for as a reduction to the January 1, 2008 balance of retained earnings in accordance with EITF 06-10. The post-retirement benefit obligation of $0.1 million and $0.4 million was included in “Accrued Employee Compensation and benefits” and “Other long-term liabilities”, respectively, in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2008.
Note 15 — Commitments and Loss Contingency
The Company has previously disclosed regulatory sanctions assessed against our Spanish subsidiary relating to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. In order to appeal these claims, the Company issued a bank guarantee of $0.9 million. During the nine months ended September 30, 2008, $0.4 million of the bank guarantee was returned to the Company. The remaining balance of the bank guarantee of $0.5 million is included as restricted cash in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2008 ($0.9 million as of December 31, 2007). The Company has been and will continue to vigorously defend these matters. However, due to further progression of several of these claims within the Spanish court system, and based upon opinion of legal counsel regarding the likely outcome of several of the matters before the courts, the Company has accrued the amount of $1.3 million as of September 30, 2008 and December 31, 2007 under SFAS No. 5, “Accounting for Contingencies” because management believes that a loss is probable and the amount of the loss can be reasonably estimated as to three of the subject claims. There are two other related claims, one of which is currently under appeal, and the other of which is in the early stages of investigation, but the Company has not accrued any amounts related to either of those claims because management does not currently believe a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to those two claims.
During the nine months ended September 30, 2008, the Company entered into two agreements with telecommunications service providers obligating us to purchase a minimum of $14.7 million over the next two years. Cash payments are expected to be made ratably over the next two years.
Note 16 -Related Party Transactions
In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John Sykes, the Company’s founder, former Chairman and Chief Executive Officer and a current major stockholder. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.1 million and $0.2 million to the landlord during the three and nine months ended September 30, 2008 under the terms of the Lease.
Additionally, during the three and nine month periods ended September 30, 2008 (none in the comparable 2007 period), the Company paid $0.1 million and $0.2 million for transitional real estate consulting services provided by David Reule, the Company’s former Senior Vice President of Real Estate who retired in December, 2007. Mr. Reuele is currently employed by JHS Equity, LLC, a company owned by John Sykes, the Company’s founder, former Chairman and Chief Executive Officer and a current major stockholder. Accordingly, the payments for Mr. Reule’s services were made to JHS Equity, LLC to reimburse it for the time spent by Mr. Reule on the Company’s business.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sykes Enterprises, Incorporated
400 north Ashley Drive
Tampa, FL 33602
We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of September 30, 2008, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2008 and 2007, of changes in shareholders’ equity for the nine-month periods ended September 30, 2008 and 2007 and the three- month period ended December 31, 2007, and of cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
November 5, 2008

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2008
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
Form 10-Q
For the Quarter Ended September 30, 2008
Results of Operations
The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$207,066	$176,122	$618,416	$512,407
Percentage of revenues	100.0%	100.0%	100.0%	100.0%

Direct salaries and related costs	$130,509	$110,774	$395,197	$327,109
Percentage of revenues	63.0%	62.9%	63.9%	63.8%

General and administrative expenses	$57,304	$50,463	$171,083	$149,369
Percentage of revenues	27.7%	28.6%	27.7%	29.2%

Income from operations	$19,253	$14,885	$52,136	$35,929
Percentage of revenues	9.3%	8.5%	8.4%	7.0%
The following table summarizes our revenues, for the periods indicated, by geographic region (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007		2008		2007
Americas	$138,573	66.9%	$120,592	68.5%	$413,469	66.9%	$347,797	67.9%
EMEA	68,493	33.1%	55,530	31.5%	204,947	33.1%	164,610	32.1%

Consolidated	$207,066	100.0%	$176,122	100.0%	$618,416	100.0%	$512,407	100.0%

The following table summarizes the amounts and percentage of revenue for direct salaries and related costs and general and administrative costs for the periods indicated, by geographic region (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007		2008		2007
Direct salaries and related costs:
Americas	$85,311	61.6%	$73,628	61.1%	$255,300	61.7%	$214,233	61.6%
EMEA	45,198	66.0%	37,146	66.9%	139,897	68.3%	112,876	68.6%

Consolidated	$130,509		$110,774		$395,197		$327,109

General and administrative:
Americas	$31,025	22.4%	$27,597	22.9%	$91,991	22.2%	$78,658	22.6%
EMEA	16,216	23.7%	13,714	24.7%	49,286	24.0%	42,003	25.5%
Corporate	10,063		9,155		29,806		28,742

Consolidated	$57,304		$50,466		$171,083		$149,403

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2008
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Revenues
For the three months ended September 30, 2008, we recognized consolidated revenues of $207.1 million, an increase of $31.0 million, or 17.6%, from $176.1 million of consolidated revenues for the comparable 2007 period.
On a geographic segmentation basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 66.9%, or $138.6 million, for the three months ended September 30, 2008, compared to 68.5%, or $120.6 million, for the comparable 2007 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 33.1%, or $68.5 million, for the three months ended September 30, 2008, compared to 31.5%, or $55.5 million, for the comparable 2007 period.
The increase in the Americas revenue of $18.0 million, or 14.9%, for the three months ended September 30, 2008, compared to the same period in 2007, reflects a broad-based growth in client demand, including new and existing client relationships, partially offset by certain program expirations. New client relationships represented 42.0% of the increase in the Americas revenue over the comparable 2007 period, while 58.0% of the increase in the Americas revenue came from existing clients. Revenues from our offshore operations represented 62.0% of Americas revenues on 18,200 seats for the three months ended September 30, 2008, compared to 61.0% on 17,000 seats for the comparable 2007 period. The trend of generating more of our revenues in our offshore operations is likely to continue in 2008. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. These factors are weighed by management in its focus to re-price or replace certain sub-profitable target client programs. Americas revenues for the three months ended September 30, 2008 included a $1.6 million net loss on foreign currency hedges compared to a gain of $1.7 million in 2007. Excluding these gains and losses, the Americas revenue increased $21.3 million compared with the same period last year.
The increase in EMEA revenues of $13.0 million, or 23.3%, for the three months ended September 30, 2008, compared to the same period in 2007, reflects a broad-based growth in client demand, including new and existing client relationships, partially offset by certain program expirations. New client relationships represented 1.9% of the increase in EMEA revenue over the comparable 2007 period, while 98.1% of the increase was generated by existing clients. EMEA revenues for the third quarter of 2008 experienced a $3.5 million increase as a result of changes in foreign currency exchange rates compared to the same period in 2007. Excluding this foreign currency impact, EMEA revenues increased $9.5 million, or 17.0%, compared with the same period last year.
Direct Salaries and Related Costs
Direct salaries and related costs increased $19.7 million, or 17.8%, to $130.5 million for the three months ended September 30, 2008, from $110.8 million in the comparable 2007 period.
On a reporting segment basis, direct salaries and related costs from the Americas segment increased $11.7 million or 15.9% to $85.3 million for the three months ended September 30, 2008 from $73.6 million for the comparable 2007 period. Direct salaries and related costs from the EMEA segment increased $8.1 million or 21.7% to $45.2 million for the three months ended September 30, 2008 from $37.1 million in the comparable 2007 period. While changes in foreign currency exchange rates positively impacted revenues in EMEA, they negatively impacted direct salaries and related costs in 2008 compared to 2007 by increasing these costs by approximately $2.4 million.
In the Americas segment, as a percentage of revenues, direct salaries and related costs increased to 61.6% for the three months ended September 30, 2008 from 61.1% in the comparable 2007 period. This increase of 0.5%, as a percentage of revenues, was primarily attributable to higher compensation costs of 2.0%, partially offset by lower auto tow claim costs of 0.6%, lower telephone costs of 0.5%, lower billable supply costs of 0.2% and lower other costs of 0.2%.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2008
In the EMEA segment, as a percentage of revenues, direct salaries and related costs decreased to 66.0% in 2008 from 66.9% in 2007. This decrease of 0.9% was primarily attributable to lower telephone costs of 0.7%, lower compensation costs of 0.4%, lower fulfillment material costs of 0.2% and lower other costs of 0.3%, partially offset by higher recruiting costs of 0.6% and higher travel costs of 0.1%.
General and Administrative
General and administrative expenses increased $6.9 million, or 13.5%, to $57.3 million for the three months ended September 30, 2008, from $50.4 million in the comparable 2007 period.
On a reporting segment basis, general and administrative expenses from the Americas segment increased $3.4 million or 12.4% to $31.0 million for the three months ended September 30, 2008 from $27.6 million for the comparable 2007 period. General and administrative expenses from the EMEA segment increased $2.5 million or 18.2% to $16.2 million for the three months ended September 30, 2008 from $13.7 million in the comparable 2007 period. While changes in foreign currency exchange rates positively impacted revenues in EMEA, they negatively impacted general and administrative expenses in the three months ended September 30, 2008 compared to the comparable 2007 period by increasing these costs by approximately $0.6 million. Corporate general and administrative expenses increased $0.9 million or 9.9% to $10.1 million for the three months ended September 30, 2008 from $9.2 million. This increase of $0.9 million was primarily attributable to higher compensation costs of $0.7 million, higher travel and meeting costs of $0.3 million, higher board of directors fees of $0.2 million and higher charitable contributions of $0.2 million, partially offset by lower bad debt expense of $0.3 million and lower professional fees of $0.2 million.
In the Americas segment, as a percentage of revenues, general and administrative expenses decreased to 22.4% for the three months ended September 30, 2008 from 22.9% in the comparable 2007 period. This decrease of 0.5% was primarily attributable to lower facilities costs of 0.5%, lower depreciation expense of 0.3% and lower other costs of 0.2%, partially offset by higher compensation costs of 0.5%.
In the EMEA segment, as a percentage of revenues, general and administrative expenses decreased to 23.7% for the three months ended September 30, 2008 from 24.7% in the comparable 2007 period. This decrease of 1.0% was primarily attributable to lower compensation costs of 0.4%, lower facilities costs of 0.4%, lower recruiting costs of 0.2%, lower depreciation expense of 0.2%, lower telephone costs of 0.1%, lower professional fees of 0.1% and lower other costs of 0.2%, partially offset by higher travel costs of 0.4% and higher bad debt expense of 0.2%.
Interest Income
Interest income was $1.3 million for the three months ended September 30, 2008, compared to $1.6 million for the comparable 2007 period reflecting lower average rates of interest earned on invested cash balances.
Interest Expense
Interest expense was $0.1 million for the three months ended September 30, 2008 compared to $0.2 million for the comparable 2007 period reflecting lower average levels of outstanding short-term debt.
Other Income (Expense)
Other income, net, was $2.7 million for the three months ended September 30, 2008 compared to other expense, net, of $0.2 million for the comparable 2007 period. The net increase in other income of $2.9 million was primarily attributable to an increase in realized and unrealized foreign currency transaction gains, net of losses arising from the revaluation of nonfunctional currency assets and liabilities. Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in Accumulated Other Comprehensive Income in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2008
Provision for Income Taxes
The provision for income taxes of $3.7 million for the three months ended September 30, 2008 was based upon pre-tax book income of $23.2 million, compared to a provision of $3.8 million for the three months ended September 30, 2007 based upon pre-tax book income of $16.0 million. The effective tax rate for the three months ended September 30, 2008 was 16.0% compared to an effective tax rate of 23.6% for the comparable 2007 period. This decrease in the effective tax rate of 7.6%, was due to permanent differences and losses in jurisdictions for which tax benefits can be recognized, additional income earned in tax holiday jurisdictions accompanied by a shift in the mix of earnings within tax jurisdictions and the effects of valuation allowances, foreign withholding and other taxes, accrued interest and penalties and foreign income tax rate differentials.
Net Income
As a result of the foregoing, we reported income from operations for the three months ended September 30, 2008 of $19.3 million, compared to $14.9 million in the comparable 2007 period. This $4.4 million increase was principally attributable to a $31.0 million increase in revenues partially offset by a $19.7 million increase in direct salaries and related costs and a $6.9 million increase in general and administrative expenses. The $4.4 million increase in income from operations, a $2.9 million increase in other income, net, a $0.1 million decrease in interest expense, and a $0.1 million lower tax provision offset by a $0.3 million decrease in interest income, resulted in net income of $19.5 million for the three months ended September 30, 2008, an increase of $7.2 million compared to the same period in 2007.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Revenues
For the nine months ended September 30, 2008, we recognized consolidated revenues of $618.4 million, an increase of $106.0 million, or 20.7%, from $512.4 million of consolidated revenues for the comparable 2007 period.
On a geographic segmentation basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 66.9%, or $413.5 million, for the nine months ended September 30, 2008, compared to 67.9%, or $347.8 million, for the comparable 2007 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 33.1%, or $204.9 million, for the nine months ended September 30, 2008, compared to 32.1%, or $164.6 million, for the comparable 2007 period.
The increase in the Americas revenue of $65.7 million, or 18.9%, for the nine months ended September 30, 2008, compared to the same period in 2007, reflects a broad-based growth in client demand, including new and existing client relationships, partially offset by certain program expirations. New client relationships represented 32.1% of the increase in the Americas revenue over the comparable 2007 period, while 67.9% of the Americas increase in revenues came from existing clients. Revenues from our offshore operations represented 61.4% of Americas revenues for the nine months ended September 30, 2008, compared to 60.0% for the comparable 2007 period. The trend of generating more of our revenues in our offshore operations is likely to continue in 2008. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. These factors are weighed by management in its focus to re-price or replace certain sub-profitable target client programs. Americas revenues for the nine months ended September 30, 2008 included a $1.4 million net gain on foreign currency hedges compared to a $1.7 million gain in 2007. Excluding this gain, the Americas revenue increased $66.0 million compared with the same period last year.
The increase in EMEA revenues of $40.3 million, or 24.5%, for the nine months ended September 30, 2008, compared to the same period in 2007, reflects a broad-based growth in client demand, including new and existing client relationships, partially offset by certain program expirations. New client relationships represented 3.9% of the

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2008
increase in EMEA revenue over the comparable 2007 period, while 96.1% of the increase in revenues was generated from existing clients. EMEA revenues for the nine months ended September 30, 2008 experienced a $16.9 million increase as a result of changes in foreign currency exchange rates compared to the same period in 2007. Excluding this foreign currency impact, EMEA revenues increased $23.4 million, or 16.9%, compared with the same period last year.
Direct Salaries and Related Costs
Direct salaries and related costs increased $68.1 million, or 20.8%, to $395.2 million for the nine months ended September 30, 2008, from $327.1 million in the comparable 2007 period.
On a reporting segment basis, direct salaries and related costs from the Americas segment increased $41.1 million, or 19.2%, to $255.3 million for the nine months ended September 30, 2008 from $214.2 million for the comparable 2007 period. Direct salaries and related costs from the EMEA segment increased $27.0 million, or 23.9%, to $139.9 million for the nine months ended September 30, 2008 from $112.9 million in the comparable 2007 period. While changes in foreign currency exchange rates positively impacted revenues in EMEA, they negatively impacted direct salaries and related costs in 2008 compared to 2007 by increasing these costs by approximately $11.9 million.
In the Americas segment, as a percentage of revenues, direct salaries and related costs increased to 61.7% from 61.6% for the nine months ended September 30, 2008 as compared to the 2007 period. This increase of 0.1% was primarily attributable to higher compensation costs of 1.0%, partially offset by lower auto tow claim costs of 0.3%, lower telephone costs of 0.3%, lower billable supply costs of 0.1% and lower other costs of 0.2%.
In the EMEA segment, as a percentage of revenues, direct salaries and related costs decreased to 68.3% from 68.6% for the nine months ended September 30, 2008 as compared to the 2007 period. This decrease of 0.3% was primarily attributable to lower fulfillment material costs of 1.6%, lower telephone costs of 0.5%, lower billable supply costs of 0.2%, lower postage costs of 0.2%, lower travel costs of 0.1% and lower other costs of 0.3%, partially offset by higher compensation costs of 2.0% due primarily to wage increases and higher recruiting costs of 0.6%.
General and Administrative
General and administrative expenses increased $21.7 million, or 14.5%, to $171.1 million for the nine months ended September 30, 2008, from $149.4 million in the comparable 2007 period.
On a reporting segment basis, general and administrative expenses from the Americas segment increased $13.3 million, or 17.0%, to $92.0 million for the nine months ended September 30, 2008 from $78.7 million for the comparable 2007 period. General and administrative expenses from the EMEA segment increased $7.3 million, or 17.3%, to $49.3 million for the nine months ended September 30, 2008 from $42.0 million in the comparable 2007 period. While changes in foreign currency exchange rates positively impacted revenues in EMEA, they negatively impacted general and administrative expenses in the nine months ended September 30, 2008 compared to the comparable 2007 period by increasing these costs approximately $3.4 million. Corporate general and administrative expenses increased $1.1 million or 3.7 % to $29.8 million for the nine months ended September 30, 2008 from $28.7 million in the comparable 2007 period. This increase of $1.1 million was primarily attributable to higher bad debt expense of $1.0 million, higher travel and meeting costs of $0.6 million, higher compensation costs of $0.3, higher depreciation expense of $0.3 million, higher charitable contributions of $0.2 million, higher dues and subscriptions of $0.2 million and higher insurance costs of $0.1 million, partially offset by lower professional fees of $1.6 million.
In the Americas segment, as a percentage of revenues, general and administrative expenses decreased to 22.2% for the nine months ended September 30, 2008 from 22.6% in the comparable 2007 period. This decrease of 0.4% was primarily attributable to lower facilities costs of 0.3%, lower depreciation expense of 0.2%, lower telephone costs of 0.1%, lower legal and professional fees of 0.1%, lower travel costs of 0.1%, lower insurance costs of 0.1% and lower other costs of 0.1%, partially offset by higher compensation costs of 0.6%.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2008
In the EMEA segment, as a percentage of revenues, general and administrative expenses decreased to 24.0% for the nine months ended September 30, 2008 from 25.5% in the comparable 2007 period. This decrease of 1.5% was primarily attributable to lower bad debt expense of 0.4%, lower compensation costs of 0.3%, lower facilities costs of 0.3%, lower recruiting costs of 0.2%, lower depreciation expense of 0.1%, lower telephone costs of 0.1% and lower other costs of 0.1%.
Interest Income
Interest income was $4.4 million for the nine months ended September 30, 2008, compared to $4.4 million for the comparable 2007 period reflecting higher average balances of interest bearing investments in cash and cash equivalents and short-term investments partially offset by lower average rates.
Interest Expense
Interest expense was $0.3 million for the nine months ended September 30, 2008 compared to $0.5 million for the comparable 2007 period reflecting lower average levels of outstanding short-term debt.
Other Income (Expense)
Other income, net, was $7.0 million for the nine months ended September 30, 2008 compared to other expense, net, of $1.2 million for the comparable 2007 period. The net increase in other income of $8.2 million was primarily attributable to an increase of $8.5 million in realized and unrealized foreign currency transaction gains, net of losses arising from the revaluation of nonfunctional currency assets and liabilities and a $0.1 million decrease in the loss on forward points valuation on foreign currency hedges, partially offset by a $0.4 million increase in unrealized losses, net of gains on marketable securities held in a Rabbi Trust. Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in Accumulated Other Comprehensive Income in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.
Provision for Income Taxes
The provision for income taxes of $10.3 million for the nine months ended September 30, 2008 was based upon pre-tax book income of $63.2 million, compared to $8.2 million for the nine months ended September 30, 2007 based upon pre-tax book income of $38.6 million. The effective tax rate for the nine months ended September 30, 2008 was 16.3% compared to an effective tax rate of 21.3% for the comparable 2007 period. The decrease in the effective tax rate of 5.0% resulted from a shift in our mix of earnings and the effects of permanent differences, valuation allowances, foreign withholding taxes, state income taxes, foreign income tax rate differentials (including tax holiday jurisdictions) and recognition of income tax benefits of $1.3 million, including interest and penalties of $0.8 million, relating to transfer pricing as a result of a favorable tax audit determination in March, 2008.
Net Income
As a result of the foregoing, we reported income from operations for the nine months ended September 30, 2008 of $52.1 million, compared to $35.9 million in the comparable 2007 period. This $16.2 million increase was principally attributable to a $106.0 million increase in revenues partially offset by a $68.1 million increase in direct salaries and related costs and a $21.7 million increase in general and administrative expenses. The $16.2 million increase in income from operations, a $8.2 million increase in other income, net, and a $0.2 million decrease in interest expense, offset by a $2.1 million higher tax provision, resulted in net income of $52.9 million for the nine months ended September 30, 2008, an increase of $22.5 million compared to the same period in 2007.
Liquidity and Capital Resources
Our primary sources of liquidity are generally cash flows generated by operating activities and from available borrowings under our revolving credit facility. We utilize these capital resources to make capital expenditures associated primarily with our customer contact management services, invest in technology applications and tools to

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2008
further develop our service offerings and for working capital and other general corporate purposes, including repurchase of our common stock in the open market and to fund possible acquisitions. In future periods, we intend similar uses of these funds.
On August 5, 2002, the Board of Directors authorized the Company to purchase up to three million shares of our outstanding common stock. A total of 1.6 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the nine months ended September 30, 2008, we did not repurchase common shares under the 2002 repurchase program.
During the nine months ended September 30, 2008, we generated $56.4 million in cash from operating activities, $17.5 million from the sale of short-term investments, received $1.2 million in cash from issuance of stock, $0.9 million from the release of restricted cash, $0.7 million from excess tax benefits from stock-based compensation and $0.1 million from the sale of property and equipment. Further, we used $25.7 million for capital expenditures, $2.4 million related to the purchase of Apex, purchased $1.0 million in long-term investments and restricted cash and used $0.1 million in other investing activities resulting in a $42.4 million increase in available cash (including the unfavorable effects of international currency exchange rates on cash of $5.2 million).
Net cash flows provided by operating activities for the nine months ended September 30, 2008 were $56.4 million, compared to $35.2 million for the comparable 2007 period. The $21.2 million increase in net cash flows from operating activities was due to a $22.5 million increase in net income and a net increase of $6.2 million in cash flows from assets and liabilities partially offset by a $7.5 million decrease in non-cash reconciling items such as unrealized foreign currency transaction gains, net of losses and a change in the valuation allowance on deferred tax assets. The $6.2 million net change in cash flows from assets and liabilities was principally a result of a $4.4 million increase in deferred revenue, a $3.1 million decrease in other assets, a $3.2 million increase in other liabilities and a $0.9 million increase in income taxes payable, partially offset by a $5.4 million increase in receivables.
Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facility, were $25.7 million for the nine months ended September 30, 2008, compared to $22.8 million for the comparable 2007 period, an increase of $2.9 million. During the nine months ended September 30, 2008, approximately 34% of the capital expenditures were the result of investing in new and existing customer contact management centers, primarily offshore, and 66% was expended primarily for maintenance and technology systems infrastructure. In 2008, we anticipate capital expenditures in the range of $33.0 million to $35.0 million.
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
The Company is not currently aware of any inability of our lenders to provide access to the full commitment of funds that exist under the Credit Facility, if necessary, However, due to recent economic conditions and deteriorating business climate facing financial institutions, there can be no assurance that such facility will be available to the Company, even though it is a binding commitment.
The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at our option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 1.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2008
borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 1.25%. In addition, a commitment fee of up to 0.25% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2010, are secured by a pledge of 65% of the stock of each of our active direct foreign subsidiaries. The Credit Facility prohibits us from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings in the first nine months of 2008 and no outstanding balances as of September 30, 2008 and December 31, 2007, with $50.0 million availability on the Credit Facility. At September 30, 2008, we were in compliance with all loan requirements of the Credit Facility.
Effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), “Fair Value Measurements". Adoption of SFAS 157 did not have a material effect on our financial condition, results of operations or cash flows. At September 30, 2008, the aggregate amount of assets requiring fair value measurement (no liabilities) included in Level 3 represented approximately 1% of the aggregate amount of consolidated assets and liabilities. Of the aggregate amount of total assets and liabilities requiring fair value measurement, approximately 8% are included in Level 3. The amount we report in Level 3 in future periods will be directly affected by market conditions. There were no material changes made to the valuation techniques and methodologies used to measure fair value during the nine months ended September 30, 2008. See Note 1 of the accompanying Condensed Consolidated Financial Statements for further information related to the adoption of SFAS 157 and Item 3 “Quantitative and Qualitative Disclosures about Market Risk” for further information regarding foreign currency risk.
At September 30, 2008, we had $220.1 million in cash and cash equivalents, of which approximately 92% or $202.7 million, was held in international operations and may be subject to additional taxes if repatriated to the United States.
We believe that our current cash levels, accessible funds under our credit facility and cash flows from future operations will be adequate to meet anticipated working capital needs, future debt repayment requirements (if any), continued expansion objectives, funding of potential acquisitions, anticipated levels of capital expenditures and contractual obligations for the foreseeable future and any stock repurchases.
Off-Balance Sheet Arrangements and Other
At September 30, 2008, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2008
Contractual Obligations
As of September 30, 2008, we had $4.8 million of unrecognized tax benefits, a net decrease of $0.6 million from $5.4 million as of December 31, 2007. The unrecognized tax benefits are classified as “Long-term income tax liabilities” in the accompanying Condensed Consolidated Balance Sheets. The decrease relates primarily to the recognition of tax benefits of $1.3 million, including $0.8 million of interest and penalties, relating to transfer pricing as a result of a favorable tax audit determination in March, 2008. As of September 30, 2008, the expected cash payments related to the $4.8 million liability for unrecognized tax benefits is $1.5 million in less than one year, $0.3 million in one to three years, none in three to five years and $3.0 million after five years. We believe it is reasonably possible that the unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $1.5 million due to transfer pricing and the classification of tax attributes related to intercompany accounts that will be resolved under audit or appeal in various tax jurisdictions. For a presentation of contractual obligations as of December 31, 2007, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC.
During the three months ended September 30, 2008, we entered into two agreements with telecommunications service providers obligating us to purchase a minimum of $14.7 million over the next two years. We expect cash payments to be made ratably over the next two years.
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
Form 10-Q
For the Quarter Ended September 30, 2008
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
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts of $3.1 million as of September 30, 2008, or 2.0% of accounts receivables, for estimated losses arising from the inability of our customers to make required payments. Our estimate is based on factors surrounding the credit risk of certain clients, historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that our estimate of the allowance for doubtful accounts will change if the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments.
Income Taxes
We reduce deferred tax assets by a valuation allowance if, based on the weight of available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized. The valuation allowance for a particular tax jurisdiction is allocated between current and noncurrent deferred tax assets for that jurisdiction on a pro rata basis. Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, our estimate of future taxable income and any applicable tax-planning strategies. At December 31, 2007, management determined that a valuation allowance of $34.0 million was necessary to reduce U.S. deferred tax assets by $10.4 million and foreign deferred tax assets by $23.6 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $13.5 million at December 31, 2007 is dependent upon future profitability within each tax jurisdiction. In September, 2008, the Company determined that its profitability and expectations of future profitability of certain foreign subsidiaries indicated that it was “more likely than not” that portions of the deferred tax assets would be realized. Accordingly, in the third quarter of 2008, the Company recognized an increase in its deferred tax assets of $6.1 million through a partial reversal of the valuation allowance. The reversal of the valuation allowance of $6.1 million reduced the provision for income taxes in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008.
We evaluate tax positions that have been taken or are expected to be taken in our tax returns, and record a liability for uncertain tax positions in accordance with FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109.” The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2008
measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
Impairment of Long-lived Assets
We review long-lived assets, which had a carrying value of $111.8 million as of September 30, 2008, including goodwill, intangibles and property and equipment, and investment in SHPS, Incorporated, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge or loss to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.
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
In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 on January 1, 2008. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows. See Note 2 — Fair Value in the accompanying Condensed Consolidated Financial Statements for further information.
In March 2007, the EITF reached a consensus on Issue No. 06-10 (EITF 06-10), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 provides guidance on the employers’ recognition of assets, liabilities and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods. We adopted the provisions of EITF 06-10 on January 1, 2008. As a result of the implementation of EITF 06-10, we recognized a $0.5 million liability for a postretirement benefit obligation related to a split dollar arrangement on behalf of our founder and former Chairman and Chief Executive Officer which was accounted for as a reduction to the January 1, 2008 balance of retained earnings. See Note 14 — Pension Plan and Post-Retirement Benefits in the accompanying Condensed Consolidated Financial Statements for further information.
In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), “Business Combinations” and SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51". SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. However, the presentation and disclosure requirements of SFAS 160 will be applied

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2008
retrospectively for all periods presented. We are currently evaluating the impact of adopting the presentation and disclosure provisions of SFAS 160 on our financial condition, results of operations and cash flows.
In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures About Derivative Instruments and Hedging Activities", which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, by requiring increased qualitative, quantitative, and credit-risk disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of this standard on our financial condition, results of operations and cash flows.
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
In May 2008, the FASB issued SFAS No. 162, (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles”, which reorganizes the generally accepted accounting principles (GAAP) hierarchy. SFAS 162 is intended to improve financial reporting by providing a consistent framework for determining what accounting principles should be used in preparing U.S. GAAP financial statements. With the issuance of SFAS 162, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” and is not expected to have any impact on our financial condition, results of operations or cash flows.
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
We serve a number of U.S.-based clients using customer contact management center capacity in the Philippines which is within our Americas segment. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), which represent a foreign exchange exposure.
In order to hedge approximately 66% of our exposure related to the anticipated cash flow requirements denominated in PHP, we had outstanding forward contracts as of September 30, 2008 with counterparties to acquire a total of PHP 6.1 billion through December 2009 at fixed prices of $140.6 million U.S. dollars. The fair value of these derivative instruments as of September 30, 2008 is presented in Note 4 of the accompanying Condensed Consolidated Financial Statements. If the U.S. dollar/PHP exchange rate were to adversely change by 10% from current period-end levels, we would incur a $21.3 million loss on our underlying exposures. However, this loss

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2008
would be partially offset by a corresponding gain of $14.1 million in the underlying exposures of the derivative instruments.
We evaluate the credit quality of potential counterparties to derivative transactions and only enter into contracts with those considered to have minimal credit risk. We periodically monitor changes to counterparty credit quality giving consideration to the impact of the global credit crisis as well as our concentration of credit exposure to individual counterparties. We do not use derivative instruments for trading or speculative purposes.
Interest Rate Risk
Our exposure to interest rate risk results from variable debt outstanding under our $50.0 million revolving credit facility. During the quarter ended September 30, 2008, we had no debt outstanding under this credit facility; therefore, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would not have had a material impact on our financial position or results of operations.
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
Item 4 — Controls and Procedures
As of September 30, 2008, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of September 30, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2008
Part II — OTHER INFORMATION
Item 1 — Legal Proceedings
We have previously disclosed regulatory sanctions assessed against our Spanish subsidiary relating to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. In order to appeal these claims, we issued a bank guarantee of $0.9 million. During the nine months ended September 30, 2008, $0.4 million of the bank guarantee was returned to the Company. The remaining balance of the bank guarantee of $0.5 million is included as restricted cash in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2008 ($0.9 million as of December 31, 2007). We have been and will continue to vigorously defend these matters. However, due to further progression of several of these claims within the Spanish court system, and based upon opinion of legal counsel regarding the likely outcome of several of the matters before the courts, we have accrued the amount of $1.3 million as of September 30, 2008 and December 31, 2007 under SFAS No. 5, “Accounting for Contingencies” because we now believe that a loss is probable and the amount of the loss can be reasonably estimated as to three of the subject claims. There are two other related claims, one of which is currently under appeal, and the other of which is in the early stages of investigation, but we have not accrued any amounts related to either of those claims because we do not currently believe a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to those two claims.
From time to time, we are involved in legal actions arising in the ordinary course of business. With respect to these matters, we believe that we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.
Item 2 -Unregistered Sales of Equity Securities and Use of Proceeds
Below is a summary of stock repurchases for the quarter ended September 30, 2008 (in thousands, except average price per share). See Note 11, Earnings Per Share, to the Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

				Maximum
			Total Number of	Number Of
			Shares Purchased	Shares That May
		Average	as Part of	Yet Be
	Total Number	Price	Publicly	Purchased
	of Shares	Paid Per	Announced Plans	Under Plans or
Period	Purchased (1)	Share	or Programs	Programs
July 1, 2008 - July 31, 2008	—	—	1,644	1,356
August 1, 2008 - August 31, 2008	—	—	1,644	1,356
September 1, 2008 - September 30, 2008	—	—	1,644	1,356

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3 million with no expiration date.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2008
Item 6 — Exhibits
The following documents are filed as an exhibit to this Report:

10.1	Second Amended and Restated 2004 Nonemployee Director Fee Plan

10.2	Amended Exhibit “A” to Employment Agreement Between Sykes Enterprises, Incorporated and W. Michael Kipphut dated as of September 29, 2008

10.3	Amended Exhibit “A” to Employment Agreement Between Sykes Enterprises, Incorporated and James Hobby, Jr. dated as of September 29, 2008

10.4	Amended Exhibit “A” to Employment Agreement Between Sykes Enterprises, Incorporated and Jenna R. Nelson dated as of September 29, 2008

10.5	Amended Exhibit “A” to Employment Agreement Between Sykes Enterprises, Incorporated and Daniel L. Hernandez dated as of September 29, 2008

10.6	Amended Exhibit “A” to Employment Agreement Between Sykes Enterprises, Incorporated and David L. Pearson dated as of September 29, 2008

10.7	Amended Exhibit “A” to Employment Agreement Between Sykes Enterprises, Incorporated and Lance R. Zingale dated as of September 29, 2008

10.8	Amended Exhibit “A” to Employment Agreement Between Sykes Enterprises, Incorporated and James T. Holder dated as of September 29, 2008

10.9	Amended Exhibit “A” to Employment Agreement Between Sykes Enterprises, Incorporated and William N. Rocktoff dated as of September 29, 2008

15	Awareness letter.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2008
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED (Registrant)
Date: November 5, 2008	By:	/s/ W. Michael Kipphut
W. Michael Kipphut
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number
10.1	Second Amended and Restated 2004 Nonemployee Director Fee Plan

10.2	Amended Exhibit “A” to Employment Agreement Between Sykes Enterprises, Incorporated and W. Michael Kipphut dated as of September 29, 2008

10.3	Amended Exhibit “A” to Employment Agreement Between Sykes Enterprises, Incorporated and James Hobby, Jr. dated as of September 29, 2008

10.4	Amended Exhibit “A” to Employment Agreement Between Sykes Enterprises, Incorporated and Jenna R. Nelson dated as of September 29, 2008

10.5	Amended Exhibit “A” to Employment Agreement Between Sykes Enterprises, Incorporated and Daniel L. Hernandez dated as of September 29, 2008

10.6	Amended Exhibit “A” to Employment Agreement Between Sykes Enterprises, Incorporated and David L. Pearson dated as of September 29, 2008

10.7	Amended Exhibit “A” to Employment Agreement Between Sykes Enterprises, Incorporated and Lance R. Zingale dated as of September 29, 2008

10.8	Amended Exhibit “A” to Employment Agreement Between Sykes Enterprises, Incorporated and James T. Holder dated as of September 29, 2008

10.9	Amended Exhibit “A” to Employment Agreement Between Sykes Enterprises, Incorporated and William N. Rocktoff dated as of September 29, 2008

15	Awareness letter.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.