Form 10-K
period 2008-12-31
SYKES ENTERPRISES INC
filed 2009-03-10
CIK 1010612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended December 31, 2008
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant computed by reference to the closing sales price of such shares on the NASDAQ Global Select Market on June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, was $637,736,227.
As of February 20, 2009, there were 41,260,264 outstanding shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the Proxy Statement for the year 2009 Annual Meeting of Shareholders	Part III Items 10—14

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
     Global competition, pricing pressures, softness in the global economy and rapid changes in technology continue to make it difficult for companies to cost effectively maintain the in-house personnel necessary to handle all their customer contact management needs. As a result, companies are increasingly turning to outsourcers to perform specialized functions and services in the customer contact management arena. By working in partnership with outsourcers, companies can ensure that the crucial task of retaining and growing their customer base is addressed.
     Companies outsource customer contact management solutions for various reasons, including the need to focus on core competencies, to drive service excellence and execution, to achieve cost savings, to scale and grow geographies and niche markets, and to efficiently allocate capital within their organizations.
     To address these needs, SYKES offers global customer contact management solutions that focus on proactively identifying and solving our clients’ business challenges. We provide consistent high-value support for our clients’ customers across the globe in a multitude of languages, leveraging our dynamic, secure communications infrastructure and our global footprint that reaches across 20 countries. This global footprint includes established operations in both onshore and offshore geographic markets where companies have access to high quality customer contact management solutions at lower costs compared to other markets.
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
     Build Long-term Client Relationships Through Operational Excellence. We believe that providing high-value, high-quality service is critical in our clients’ decisions to outsource and in building long-term relationships with our clients. To ensure service excellence and consistency across each of our centers globally, we leverage a portfolio of techniques including SYKES Standard of Excellence (“SSE”). This standard is a compilation of more than 30 years of experience and best practices. Every customer contact management center strives to meet or exceed the standard, which addresses leadership, hiring and training, performance management down to the agent level, forecasting and scheduling, and the client relationship including continuous improvement, disaster recovery plans and feedback.
     Capitalize on our Worldwide Response Team. Companies are demanding a customer contact management solution that is global in nature — one of our key strengths. In addition to our network of customer contact management centers throughout North America and Europe, we continue to develop our global delivery model with operations in the Philippines, The Peoples Republic of China, Costa Rica, El Salvador, Argentina and Brazil, offering our clients a secure, high quality solution tailored to the needs of their diverse and global markets.
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

     Continue to Grow Our Business Organically and through Acquisitions. We have grown our customer contact management outsourcing operations utilizing a strategy of both internal organic growth and external acquisitions. This strategy has resulted in an increase from three U.S. customer contact management centers in 1994 to 47 customer contact management centers worldwide as of the end of 2008. Given the fragmented nature of the customer contact management industry, there may be other companies that could bring us certain complementary competencies. Acquisition candidates that can, among other competencies, expand our service offerings, broaden our geographic footprint, allow us access to new technology and are synergistic in nature will be given consideration. We have and will continue to explore these options upon identification of strategic opportunities.
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
     Increasing Capacity Utilization Rates and Adding Seat Capacity. The key driver of our revenues is increasing capacity utilization rate in conjunction with seat capacity additions. We exited 2008 with a capacity utilization rate of approximately 80% even as we increased our capacity by approximately 3,200 seats. We plan to sustain our focus on increasing the capacity utilization rate further while adding seat capacity as deemed necessary.
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
     Continuing to Focus on Expanding Markets. As part of our growth strategy, we continually seek to expand the number of markets we serve. The United States, Canada and Germany, for instance, are markets, which are served by either in-country or from offshore regions, or a combination thereof. We currently serve 17 markets and thus continually seek ways to broaden the addressable market for SYKES’ customer contact management services.
Services
     We specialize in providing inbound outsourced customer contact management solutions in the BPO arena on a global basis. Our customer contact management services are provided through two operating segments — the Americas and EMEA. The Americas region, representing 67.4% of consolidated revenues in 2008, includes the United States, Canada, Latin America and Asia Pacific. The sites within Latin America and Asia Pacific are included in the Americas region as they provide a significant service delivery vehicle for U.S. based companies that are utilizing our customer contact management solutions in these locations to support their customer care needs. The EMEA region, representing 32.6% of consolidated revenues in 2008, includes Europe, the Middle East and Africa.

For further information about segments, see Note 24, Segments and Geographic Information, to our Consolidated Financial Statements. The following is a description of our customer contact management solutions:
     Outsourced Customer Contact Management Services. Our outsourced customer contact management services represented approximately 96% of total 2008 consolidated revenues. Each year we handle over 250 million customer contacts including phone, e-mail, Web and chat throughout the Americas and EMEA regions. We provide these services utilizing our advanced technology infrastructure, human resource management skills and industry experience. These services include:
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
Operations
     Customer Contact Management Centers. We operate across 20 countries and 47 customer contact management centers, which breakdown as follows: 18 centers across Europe and South Africa, 11 centers in the United States, one center in Canada and 17 centers offshore, including The Peoples Republic of China, the Philippines, Costa Rica, El Salvador, Argentina and Brazil.
     In an effort to stay ahead of industry off-shoring trends, we opened our first customer contact management centers in the Philippines and Costa Rica over ten years ago. Over the past ten years, through 2008, we have expanded beyond centers in the Philippines and Costa Rica, and into centers in The People’s Republic of China, El Salvador, Argentina and Brazil.
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
     As part of our marketing efforts, we invite existing and potential clients to visit our customer contact management centers, where we can demonstrate the expertise of our skilled staff in partnering to deliver new ways of growing clients’ customer satisfaction and retention rates, and thus profit, through timely, insightful and proven solutions. During these visits, we demonstrate our ability to quickly and effectively support a new client or scale business from an existing client by emphasizing our systematic approach to implementing customer contact solutions throughout the world.
Clients
     In 2008, we provided service to hundreds of clients from our locations in the United States, Canada, Latin America, Europe, the Philippines, The Peoples Republic of China, India and South Africa. These clients are Fortune 1000 corporations, medium sized businesses and public institutions, which span the communications, technology/consumer, financial services, healthcare, and transportation and leisure industries. Revenue by vertical market for 2008, as a percentage of our consolidated revenues, was 34% for technology/consumer, 29% for communications, 15% for financial services, 9% for transportation and leisure, 6% for healthcare, and 7% for all other vertical markets, including government-related and utilities. We believe our globally recognized client base presents opportunities for further cross marketing of our services.
     Although no client represented 10% or more of 2008 consolidated revenues, our top ten clients accounted for approximately 40% of our consolidated revenues in 2008, an increase from 38% in 2007. The loss of (or the failure to retain a significant amount of business with) any of our key clients could have a material adverse effect on our performance. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of our services under our contracts without penalty.
Competition
     The industry in which we operate is global, therefore highly fragmented and extremely competitive. While many companies provide customer contact management solutions and services, we believe no one company is dominant in the industry.
     In most cases, our principal competition stems from our existing and potential clients’ in-house customer contact management operations. When it is not the in-house operations of a client, our public and private direct competition includes TeleTech, Sitel, APAC Customer Services, ICT Group, Convergys, West Corporation, Stream, Aegis BPO, Sutherland, 24/7 Customer, vCustomer, Startek, Atento, Teleperformance, and NCO Group as well as the customer care arm of such companies as Accenture, Wipro, Infosys EDS and IBM. There are other numerous and varied providers of such services, including firms specializing in various CRM consulting, other customer management solutions providers — niche or large market companies, as well as product distribution companies that provide fulfillment services. Some of these companies possess substantially greater resources, greater name recognition and a more established customer base than SYKES.
     We believe that the most significant competitive factors in the sale of outsourced customer contact management services include service quality, tailored value added service offerings, industry experience, advanced technological capabilities, global coverage, reliability, scalability, security, price and financial strength. As a result of intense competition, outsourced customer contact management solutions and services frequently are subject to pricing pressure. Clients also require outsourcers to be able to provide services in multiple locations. Competition for contracts for many of our services takes the form of competitive bidding in response to requests for proposals.
Intellectual Property
     We own and/or have applied to register numerous trademarks and service marks in the United States and/or in many additional countries throughout the world. Our registered trademarks and service marks include SYKES®, REAL PEOPLE. REAL SOLUTIONS®, SCIENCE OF SERVICE®, CLEARCALL®, I AM SYKES. HOW FAR WILL YOU LET ME TAKE YOU?®, and APEX A SYKES COMPANY®. The duration of trademark registrations varies from country to country, but may generally be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.
Employees
     As of January 31, 2009, we had approximately 32,940 employees worldwide, including 30,320 customer contact agents handling technical and customer support inquiries at our centers, 2,350 in management, administration, information technology, finance, sales and marketing roles, 120 in enterprise support services, and 150 in fulfillment services. Our employees — with the exception of approximately 1,040 in Argentina and those from various European countries — are not union members. Due to laws in their respective countries, Argentina, Brazil and Spain require that wages are collectively bargained for certain non-management employees. The negotiations are conducted at the local, federal or national level, irrespective of the individual employee’s relationship to the union. In the three countries approximately 5,520 employees are governed by laws whereby their wages are determined by collective bargaining; 4,340 in Argentina, 1,130 in Spain and 50 in Brazil. We consider our relations with our employees worldwide to be satisfactory and strengthened by open communications and mutual respect. Furthermore, we have never suffered a material interruption of business as a result of a labor dispute.
     We employ personnel through a continually updated recruiting network. This network includes a seasoned team of recruiters, competency-based selection standards and the sharing of global best practices in order to advertise and source qualified candidates through proven recruiting techniques. Nonetheless, demand for qualified professionals with the required language and technical skills may still exceed supply at times as new skills are needed to keep pace with the requirements of customer engagements. As such, competition for such personnel is intense and employee turnover in our industry is high.
Executive Officers
     The following table provides the names and ages of our executive officers, and the positions and offices currently held by each of them:

Name	Age	Principal Position

Charles E. Sykes	46	President and Chief Executive Officer
W. Michael Kipphut	55	Senior Vice President and Chief Financial Officer
James C. Hobby	58	Senior Vice President, Global Operations
Jenna R. Nelson	45	Senior Vice President, Human Resources
Daniel L. Hernandez	42	Senior Vice President, Global Strategy
David L. Pearson	50	Senior Vice President and Chief Information Officer
Lawrence R. Zingale	53	Senior Vice President, Global Sales and Client Management
James T. Holder	50	Senior Vice President, General Counsel and Corporate Secretary
William N. Rocktoff	46	Vice President and Corporate Controller

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
Unfavorable General Economic Conditions Could Negatively Impact our Operating Results and Financial Condition
     Unfavorable general economic conditions, including the economic downturn in the United States and the recent financial crisis affecting the banking system and financial markets, could negatively affect our business. While it is often difficult to predict the impact of general economic conditions on our business, these conditions could adversely affect the demand for some of our client’s products and services and, in turn, could cause a decline in the demand for our services. Also, our clients may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase. In addition, due to recent turmoil in the credit markets and the continued decline in the economy, we may not be able to renew our revolving credit facility (the “Credit Facility) at terms that are as favorable as those terms available under our current Credit Facility. Also, the group of lenders under our Credit Facility may not be able to fulfill their funding obligations, which could adversely impact our liquidity. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our revenue, operating results and financial condition, as well as our ability to access debt under comparable terms and conditions.
Dependence on Key Clients
     We derive a substantial portion of our revenues from a few key clients. Although no client represented 10% or more of 2008 consolidated revenues, our top ten clients accounted for approximately 40% of our consolidated revenues in 2008. The loss of (or the failure to retain a significant amount of business with) any of our key clients could have a material adverse effect on our business, financial condition and results of operations. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short-term notice. Also, clients may unilaterally reduce their use of our services under these contracts without penalty. Thus, our contracts with our clients do not ensure that we will generate a minimum level of revenues.

Risks Associated With International Operations and Expansion
     We intend to continue to pursue growth opportunities in markets outside the United States. At December 31, 2008, our international operations in EMEA and the Asia Pacific Rim were conducted from 26 customer contact management centers located in Sweden, the Netherlands, Finland, Germany, South Africa, Scotland, Ireland, Italy, Denmark, Hungary, Slovakia, Spain, The Peoples Republic of China and the Philippines. Revenues from these international operations for the years ended December 31, 2008, 2007, and 2006, were 57%, 56%, and 52% of consolidated revenues, respectively. We also conduct business from nine customer contact management centers located in Argentina, Canada, Costa Rica, El Salvador and Brazil. International operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, tariffs and taxes, import/export license requirements, the imposition of trade barriers, difficulties in staffing and managing international operations, political uncertainties, longer payment cycles, foreign exchange restrictions that could limit the repatriation of earnings, possible greater difficulties in accounts receivable collection, economic instability as well as political and country-specific risks. Additionally, we have been granted tax holidays in the Philippines, El Salvador, India and Costa Rica, which expire at varying dates from 2009 through 2018. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will renew them. This could potentially result in adverse tax consequences. In 2006, Costa Rican tax holiday benefits were extended through the year 2018. Any one or more of these factors could have an adverse effect on our international operations and, consequently, on our business, financial condition and results of operations.
     As of December 31, 2008, we had cash balances of approximately $199.1 million held in international operations, which may be subject to additional taxes if repatriated to the United States.
     We conduct business in various foreign currencies and are therefore exposed to market risk from changes in foreign currency exchange rates and interest rates, which could impact our results of operations and financial condition. We are also subject to certain exposures arising from the translation and consolidation of the financial results of our foreign subsidiaries. We have, from time to time, taken limited actions, such as using foreign currency forward contracts, to attempt to mitigate our currency exchange exposure. However, there can be no assurance that we will take any actions to mitigate such exposure in the future, and if taken, that such actions will be successful or that future changes in currency exchange rates will not have a material adverse impact on our future operating results. A significant change in the value of the dollar against the currency of one or more countries where we operate may have a material adverse effect on our results.
Fundamental Shift Toward Global Service Delivery Markets
     Clients continue to require blended delivery models using a combination of onshore and offshore support. Our offshore delivery locations include The Peoples Republic of China, the Philippines, Costa Rica, El Salvador, Argentina and Brazil, and while we have operated in global delivery markets since 1996, there can be no assurance that we will be able to successfully conduct and expand such operations, and a failure to do so could have a material adverse effect on our business, financial condition, and results of operations. The success of our offshore operations will be subject to numerous contingencies, some of which are beyond our control, including general and regional economic conditions, prices for our services, competition, changes in regulation and other risks. In addition, as with all of our operations outside of the United States, we are subject to various additional political, economic, and market uncertainties (see “Risks Associated with International Operations and Expansion.”). Additionally, a change in the political environment in the United States or the adoption and enforcement of legislation and regulations curbing the use of offshore customer contact management solutions and services could effectively have a material adverse effect on our business, financial condition and results of operations.
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
Control By Principal Shareholder and Anti-Takeover Considerations
     As of February 20, 2009, John H. Sykes, our founder and former Chairman of the Board and Chief Executive Officer, beneficially owned approximately 13.8% of our outstanding common stock. As a result, Mr. Sykes will have substantial influence in the election of our directors and in determining the outcome of other matters requiring shareholder approval.
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
Item 1B. Unresolved Staff Comments
     There are no material unresolved written comments that were received from the SEC staff 180 days or more before the year ended December 31, 2008 relating to our periodic or current reports filed under the Securities Exchange Act of 1934.

Item 2. Properties
     Our principal executive offices are located in Tampa, Florida. This facility currently serves as the headquarters for senior management and the financial, information technology and administrative departments. We believe our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any physical expansion. We operate from time to time in temporary facilities to accommodate growth before new customer contact management centers are available. During 2008, our customer contact management centers, taken as a whole, were utilized at average capacities of approximately 81% and were capable of supporting a higher level of market demand. The following table sets forth additional information concerning our facilities:

		Square
Properties	General Usage	Feet	Lease Expiration
AMERICAS LOCATIONS

Tampa, Florida	Corporate headquarters	67,600	December 2010
Bismarck, North Dakota	Customer contact management center	42,000	Company owned
Wise, Virginia	Customer contact management center	42,000	Company owned
Milton-Freewater, Oregon	Customer contact management center	42,000	Company owned
Morganfield, Kentucky	Customer contact management center	42,000	Company owned
Perry County, Kentucky	Customer contact management center	42,000	Company owned
Minot, North Dakota	Customer contact management center	42,000	Company owned
Ponca City, Oklahoma	Customer contact management center	42,000	Company owned
Sterling, Colorado	Customer contact management center	34,000	Company owned
Buchanan County, Virginia	Customer contact management center	42,700	Company owned
Kingstree, South Carolina	Customer contact management center	35,000	February 2028
Greenwood, South Carolina	Customer contact management center	25,000	November 2010
Malvern, Arkansas	Customer contact management center	32,000	January 2019
Sumter, South Carolina	Customer contact management center	25,000	March 2012
London, Ontario, Canada	Customer contact management center/Headquarters	50,000	Company owned
Cordoba, Argentina	Headquarters	7,900	July 2013
Cordoba, Argentina	Customer contact management center	101,000	July 2010
Rosario, Argentina	Customer contact management center	20,100	September 2009
Curitiba, Brazil	Customer contact management center	25,700	July 2010
LaAurora, Heredia, Costa Rica (three)	Customer contact management centers	133,200	September 2023
Moravia, San Jose, Costa Rica	Customer contact management centers	38,500	July 2027
San Salvador, El Salvador	Customer contact management center	119,800	November 2024
Toronto, Ontario, Canada	Customer contact management center (1)	14,600	June 2012
North Bay, Ontario, Canada	Customer contact management center (1)	5,400	May 2009
Sudbury, Ontario, Canada	Customer contact management center (1)	3,900	December 2010
Moncton, New Brunswick, Canada	Customer contact management center (1)	12,700	December 2011
Bathurst, New Brunswick, Canada	Customer contact management center (1)	1,900	December 2012
Stephenville, Newfoundland, Canada	Customer contact management center (1)	2,300	November 2026
Corner Brook, Newfoundland, Canada	Customer contact management center (1)	2,900	October 2026
St. Anthony’s, Newfoundland, Canada	Customer contact management center (1)	4,000	November 2026
Barrie, Ontario, Canada	Customer contact management center (1)	1,000	July 2009
Makati City, The Philippines	Customer contact management center	68,300	September 2011
		119,800	March 2023
Cebu City, The Philippines	Customer contact management center	149,200	December 2026
Paranaque City, The Philippines	Customer contact management center	92,000	November 2027
Pasig City, The Philippines	Customer contact management center	127,400	November 2023

		Square
Properties	General Usage	Feet	Lease Expiration
AMERICAS LOCATIONS

Quezon City, The Philippines	Customer contact management center	112,300	March 2027
Quezon City, The Philippines	Customer contact management center	84,100	May 2024
Guangzhou, The Peoples Republic of China	Customer contact management center	13,000	March 2012
Shanghai, The Peoples Republic of China	Customer contact management center	70,500	February 2011
Bangalore, India	Office	1,500	January 2014
Cary, North Carolina	Office	1,200	March 2010
Chesterfield, Missouri	Office	3,600	January 2016
Calgary, Alberta, Canada	Office	7,800	July 2012

		Square
Properties	General Usage	Feet	Lease Expiration
EMEA LOCATIONS

Amsterdam, The Netherlands	Customer contact management center	41,800	September 2009
Budapest, Hungary	Customer contact management center	23,000	July 2023
Edinburgh, Scotland	Customer contact management center/	35,900	September 2019
	Office /Headquarters	17,800	March 2009
Turku, Finland	Customer contact management center	12,500	February 2010
Bochum, Germany	Customer contact management center	57,100	December 2010
Pasewalk, Germany	Customer contact management center	46,100	February 2010
Wilhelmshaven, Germany (two)	Customer contact management centers	60,300	November 2010
Johannesburg, South Africa	Customer contact management center	33,000	March 2025
Odense, Denmark	Customer contact management center	13,600	January 2016
Ed, Sweden	Customer contact management center	44,000	November 2009
Sveg, Sweden	Customer contact management center	35,000	June 2011
Prato, Italy	Customer contact management center	10,000	October 2013
Shannon, Ireland	Customer contact management center	66,000	March 2013
Lugo, Spain	Customer contact management center	21,400	June 2009
La Coruña, Spain	Customer contact management center	32,300	December 2023
Ponferrada, Spain	Customer contact management center	16,100	December 2028
Kosice, Slovakia	Customer contact management center	30,100	December 2024
Galashiels, Scotland	Fulfillment center	126,700	Company owned
Rosersberg, Sweden	Fulfillment center and Sales office	43,100	February 2012
Turku, Finland	Fulfillment center	26,000	February 2010
Frankfurt, Germany	Sales office	1,700	September 2010
Madrid, Spain	Office	1,605	April 2012

(1)	Considered part of the Toronto, Ontario, Canada customer contact management center.

Item 3. Legal Proceedings
     From time to time, we are involved in legal actions arising in the ordinary course of business. With respect to these matters, we believe that we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.
     We have previously disclosed regulatory sanctions assessed against our Spanish subsidiary relating to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. In order to appeal these claims, we issued a bank guarantee of $0.9 million. During 2008, $0.4 million of the bank guarantee was returned to the Company. The remaining balance of the bank guarantee of $0.5 million is included as restricted cash in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets as of December 31, 2008 ($0.9 million as of December 31, 2007). We have been and will continue to vigorously defend these matters. However, due to further progression of several of these claims within the Spanish court system, and based upon opinion of legal counsel regarding the likely outcome of several of the matters before the courts, we have accrued the amount of $1.3 million as of December 31, 2008 and 2007 under SFAS No. 5, “Accounting for Contingencies” because we believe that a loss is probable and the amount of the loss can be reasonably estimated as to three of the subject claims. There are two other related claims, one of which is currently under appeal, and the other of which is in the early stages of investigation, but we have not accrued any amounts related to either of those claims because we do not currently believe a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to those two claims.
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

	High	Low
Year ended December 31, 2008:
Fourth Quarter	$22.20	$12.34
Third Quarter	22.02	16.88
Second Quarter	22.55	16.26
First Quarter	18.27	15.41

Year ended December 31, 2007:
Fourth Quarter	$20.85	$16.31
Third Quarter	19.46	14.96
Second Quarter	20.80	17.85
First Quarter	19.99	14.48
     Holders of our common stock are entitled to receive dividends out of the funds legally available when and if declared by the Board of Directors. We have not declared or paid any cash dividends on our common stock in the past and do not anticipate paying any cash dividends in the foreseeable future.
     As of February 20, 2009, there were 1,050 holders of record of the common stock. We estimate there were approximately 12,162 beneficial owners of our common stock.
     Below is a summary of stock repurchases for the quarter ended December 31, 2008 (in thousands, except average price per share.) See Note 20, Earnings Per Share, to the Consolidated Financial Statements for information regarding our stock repurchase program.

			Total Number of
			Shares Purchased as	Maximum Number Of
	Total Number	Average Price	Part of Publicly	Shares That May Yet
	of Shares	Paid Per	Announced Plans or	Be Purchased Under
Period	Purchased (1)	Share	Programs (1)	Plans or Programs
October 1, 2008 — October 31, 2008	—	—	—	1,356
November 1, 2008 — November 30, 2008	34	$14.83	34	1,322
December 1, 2008 — December 31, 2008	—	—	—	1,322

Total	34		34	1,322

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3 million with no expiration date.
Five-Year Stock Performance Graph
     The following graph presents a comparison of the cumulative shareholder return on the common stock with the cumulative total return on the Nasdaq Computer and Data Processing Services Index, the Nasdaq Telecommunications Index, the Russell 2000 Index, the S&P Small Cap 600 and the SYKES Peer Group (as defined below). The SYKES Peer Group is comprised of publicly traded companies that derive a substantial portion of their revenues from call center, customer care business, have similar business models to SYKES, and are those most commonly compared to SYKES by industry analysts following SYKES. This graph assumes that $100 was invested on December 31, 2003 in SYKES common stock, the Nasdaq Computer and Data Processing Services Index, the Nasdaq Telecommunications Index, the Russell 2000 Index, the S&P Small Cap 600 and SYKES Peer Group, including reinvestment of dividends.

Comparison of Five-Year Cumulative Total Return

Sykes Peer Group	Ticker Symbol
APAC Customer Service, Inc.	APAC
Convergys Corp.	CVG
ICT Group, Inc.	ICTG
Startek, Inc.	SRT
TeleTech Holdings, Inc.	TTEC
     Both PeopleSupport (Ticker:PSPT) and eTelecare Global Solutions (Ticker:ETEL) were excluded from the peer group and, thus, the five-year cumulative total return share price performance. PeopleSupport was acquired by Aegis BPO and ceased to trade publicly at the end of 2008, while eTelecare Global Solutions was acquired by Ayala Corporation and Providence Equity Partners.
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

	Years Ended December 31,
(In thousands, except per share data)	2008	2007	2006	2005	2004
Income Statement Data (1) :

Revenues	$819,190	$710,120	$574,223	$494,918	$466,713
Income from operations (2,3,4,5)	65,708	51,180	45,158	26,331	12,597
Net income(2,3,4,5)	60,561	39,859	42,323	23,408	10,814

Weighted Average Shares Outstanding:

Basic	40,618	40,387	39,829	39,204	39,607
Diluted	40,961	40,699	40,219	39,536	39,722

Net Income Per Share(2,3,4,5):

Basic	$1.49	$0.99	$1.06	$0.60	$0.27
Diluted	1.48	0.98	1.05	0.59	0.27

Balance Sheet Data (1,6) :

Total assets	$529,542	$505,475	$415,573	$331,185	$312,526
Shareholders’ equity	384,030	365,321	291,473	226,090	210,035

(1)	The amounts for 2008, 2007 and 2006 include the Argentine acquisition completed on July 3, 2006.

(2)	The amounts for 2007 include a $1.3 million provision for regulatory penalties related to privacy claims associated with the alleged inappropriate acquisition of personal bank account information in one of our European subsidiaries.

(3)	The amounts for 2006 include a $13.9 million net gain on the sale of facilities and $0.4 million of charges associated with the impairment of long-lived assets.

(4)	The amounts for 2005 include a $1.8 million net gain on the sale of facilities, a $0.3 million reversal of restructuring and other charges and $0.6 million of charges associated with the impairment of long-lived assets.

(5)	The amounts for 2004 include a $7.1 million net gain on the sale of facilities, a $5.4 million net gain on insurance settlement, a $0.1 million reversal of restructuring and other charges and $0.7 million of charges associated with the impairment of long-lived assets.

(6)	SYKES has not declared cash dividends per common share for any of the five years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following should be read in conjunction with the Consolidated Financial Statements and the notes thereto that appear elsewhere in this document. The following discussion and analysis compares the year ended December 31, 2008 (“2008”) to the year ended December 31, 2007 (“2007”), and 2007 to the year ended December 31, 2006 (“2006”).
     The following discussion and analysis and other sections of this document contain forward-looking statements that involve risks and uncertainties. Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. Future events and actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis and in this Form 10-K for the year ended December 31, 2008 in Item 1.A.-Risk Factors.
Overview
     We provide outsourced customer contact management services with an emphasis on inbound technical support and customer service, which represented 96.2% of consolidated revenues in 2008, delivered through multiple communication channels encompassing phone, e-mail, Web and chat. We also offer fulfillment services in Europe, including multilingual sales order processing via the Internet and phone, payment processing, inventory control, product delivery and product returns handling, and a range of enterprise support services in the United States, including technical staffing services and outsourced corporate help desk services.
     Revenue from these services is recognized as the services are performed, which is based on either a per minute, per call or per transaction basis, under a fully executed contractual agreement, and we record reductions to revenue for contractual penalties and holdbacks for a failure to meet specified minimum service levels and other performance based contingencies. Revenue recognition is limited to the amount that is not contingent upon delivery of any future product or service or meeting other specified performance conditions. Product sales, accounted for within our fulfillment services, are recognized upon shipment to the customer and satisfaction of all obligations.
     Direct salaries and related costs include direct personnel compensation, severance, statutory and other benefits associated with such personnel and other direct costs associated with providing services to customers. General and administrative costs include administrative, sales and marketing, occupancy, depreciation and amortization, and other costs.
     Provision for regulatory penalties is related to privacy claims associated with the alleged inappropriate acquisition of personal bank account information by one of our European subsidiaries.
     Recognition of income associated with grants from local or state governments of land and the acquisition of property, buildings and equipment is deferred and recognized as a reduction of depreciation expense included within general and administrative costs over the corresponding useful lives of the related assets. Amounts received in excess of the cost of the building are allocated to equipment and, only after the grants are released from escrow, recognized as a reduction of depreciation expense over the weighted average useful life of the related equipment, which approximates five years. Deferred property and equipment grants, net of amortization, totaled $9.3 million and $10.3 million at December 31, 2008 and 2007, respectively, a decrease of $1.0 million.
     The net loss (gain) on disposal of property and equipment includes the net gain on the sale of four third party leased U.S. customer contact management centers in 2006 in addition to the net loss (gain) on the disposal of property and equipment.
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
     Income from rental operations, net, was generated from the leasing of several U.S. facilities, which were sold in September 2006.
     Foreign currency transaction gains and losses generally result from exchange rate fluctuations on intercompany transactions and the revaluation of cash and other assets and liabilities that are settled in a currency other than functional currency.
     Our effective tax rate for the periods presented includes the effects of state income taxes, net of federal tax benefit, tax holidays, valuation allowance changes, foreign rate differentials, foreign withholding and other taxes, and permanent differences.

Results of Operations
     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our Statements of Operations:

	Years Ended December 31,
	2008	2007	2006

PERCENTAGES OF REVENUES:
Revenues	100.0%	100.0%	100.0%
Direct salaries and related costs	64.0	63.6	63.7
General and administrative	28.0	29.0	30.8
Provision for regulatory penalties	—	0.2	—
Net loss (gain) on disposal of property and equipment	—	—	(2.4)

Income from operations	8.0	7.2	7.9
Interest income	0.7	0.9	1.2
Interest expense	(0.1)	(0.1)	(0.1)
Income from rental operations, net	—	—	0.2
Other income (expense)	1.4	(0.4)	(0.2)

Income before provision for income taxes	10.0	7.6	9.0
Provision for income taxes	2.6	2.0	1.6

Net income	7.4%	5.6%	7.4%

     The following table sets forth, for the periods indicated, certain data derived from our Consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2008	2007	2006

Revenues	$819,190	$710,120	$574,223
Direct salaries and related costs	524,133	451,280	365,602
General and administrative	229,027	206,009	176,701
Provision for regulatory penalties	—	1,312	—
Net loss (gain) on disposal of property and equipment	322	339	(13,683)
Impairment of long-lived assets	—	—	445

Income from operations	65,708	51,180	45,158
Interest income	5,448	6,257	6,785
Interest expense	(433)	(803)	(674)
Income from rental operations, net	—	—	1,200
Other income (expense)	11,259	(2,583)	(1,010)

Income before provision for income taxes	81,982	54,051	51,459
Provision for income taxes	21,421	14,192	9,136

Net income	$60,561	$39,859	$42,323

     The following table summarizes our revenues for the periods indicated, by reporting segment (in thousands):

	Years Ended December 31,
	2008		2007		2006

Revenues:
Americas	$551,761	67.4%	$482,823	68.0%	$387,305	67.4%
EMEA	267,429	32.6%	227,297	32.0%	186,918	32.6%

Consolidated	$819,190	100.0%	$710,120	100.0%	$574,223	100.0%

     The following table summarizes the amounts and percentage of revenue for direct salaries and related costs and general and administrative costs for the periods indicated, by reporting segment (in thousands):

	Years Ended December 31,
	2008		2007		2006

Direct salaries and related costs:
Americas	$342,288	62.0%	$295,719	61.2%	$238,290	61.5%
EMEA	181,845	68.0%	155,561	68.4%	127,312	68.1%

Consolidated	$524,133		$451,280		$365,602

General and administrative:
Americas	$123,910	22.5%	$108,788	22.5%	$91,231	23.6%
EMEA	64,264	24.0%	58,337	25.7%	49,429	26.4%
Corporate	40,853		38,884		36,041

Consolidated	$229,027		$206,009		$176,701

2008 Compared to 2007
Revenues
     During 2008, we recognized consolidated revenues of $819.2 million, an increase of $109.1 million or 15.4%, from $710.1 million of consolidated revenues for 2007. Revenues increased in 2008, despite the rapid and sharp deterioration in the economy, due to strong demand from our new and existing client relationships. As clients have increasingly outsourced non-core functions as a way to cut costs and preserve capital, our depth of experience, broad vertical expertise, global delivery footprint, a healthy risk profile and financial strength, including a strong cash position and no debt as of December 31, 2008, has helped us attract new business and build on our current market position.
     On a geographic segment basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 67.4%, or $551.8 million, for 2008 compared to 68.0%, or $482.8 million, for 2007. Revenues from the EMEA region, including Europe, the Middle East and Africa represented 32.6%, or $267.4 million, for 2008 compared to 32.0%, or $227.3 million, for 2007.
     The increase in the Americas’ revenue of $69.0 million, or 14.3%, for 2008 compared to 2007, reflects a broad-based growth in client demand, including new and existing client relationships, partially offset by certain program expirations and a net loss on foreign currency hedges of $7.4 million. New client relationships represented 5.4% of the increase in the Americas revenue over 2007, while 94.6% of the increase in the America’s revenue came from existing clients. Revenues from our offshore operations represented 61.7% of Americas revenues, compared to 60.0% for 2007. The trend of generating more of our revenues in our offshore operations is likely to continue in 2009. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our focus to re-price or replace certain sub-profitable target client programs. Americas’ revenues for 2008 experienced a $1.7 million increase as a result of changes in foreign currency exchange rates compared to 2007. Excluding this foreign currency impact, Americas’ revenues increased $67.3 million, or 13.9% compared to last year.
     The increase in EMEA revenues of $40.1 million, or 17.7%, for 2008 compared to 2007, reflects a broad-based growth in client demand, including new and existing client relationships, partially offset by certain program expirations. New client relationships represented 3.2% of the increase in EMEA revenue over 2007, while 96.8% of the increase was generated by existing clients. EMEA revenues for 2008 experienced a $6.8 million increase as a result of changes in foreign currency exchange rates compared to 2007. Excluding this foreign currency impact, EMEA revenues increased $33.3 million, or 14.8%, compared to last year.
Direct Salaries and Related Costs
     Direct salaries and related costs increased $72.8 million, or 16.1%, to $524.1 million for 2008, from $451.3 million in 2007.

     On a geographic segment basis, direct salaries and related costs from the Americas segment increased $46.6 million, or 15.7%, to $342.3 million for 2008 from $295.7 million in 2007. Direct salaries and related costs from the EMEA segment increased $26.2 million, or 16.9%, to $181.8 million for 2008 from $155.6 million in 2007. While changes in foreign currency exchange rates positively impacted revenues in the Americas and EMEA, they negatively impacted direct salaries and related costs in 2008 compared to 2007 by approximately $3.7 million and $5.4 million, respectively.
     In the Americas segment, as a percentage of revenues, direct salaries and related costs increased to 62.0% in 2008 from 61.2% in 2007. This increase of 0.8%, as a percentage of revenues, was primarily attributable to higher compensation costs of 1.9%, partially offset by lower auto tow claim costs of 0.3%, lower telephone costs of 0.3%, lower facility and maintenance costs of 0.2% and lower other costs of 0.3%, primarily billable supply costs and recruiting.
     In the EMEA segment, as a percentage of revenues, direct salaries and related costs decreased to 68.0% in 2008 from 68.4% in 2007. This decrease of 0.4% was primarily attributable to lower fulfillment material costs of 1.3%, lower telephone costs of 0.5%, lower billable supply costs of 0.3%, lower postage costs of 0.2% and lower other costs of 0.1% partially offset by higher compensation costs of 1.4% and higher recruiting costs of 0.6%.
General and Administrative
     General and administrative costs increased $23.0 million, or 11.2%, to $229.0 million for 2008, from $206.0 million in 2007.
     On a geographic segment basis, general and administrative costs from the Americas segment increased $15.1 million, or 13.9%, to $123.9 million for 2008 from $108.8 million in 2007. General and administrative costs from the EMEA segment increased $5.9 million, or 10.2%, to $64.2 million for 2008 from $58.3 million in 2007. While changes in foreign currency exchange rates positively impacted revenues in the Americas and EMEA, they negatively impacted general and administrative costs in 2008 compared to 2007 by approximately $1.4 million and $0.6 million, respectively. Corporate general and administrative costs increased $2.0 million, or 5.1%, to $40.9 million for 2008 from $38.9 million in 2007. This increase of $2.0 million was primarily attributable to a higher bad debt expense of $1.0 million, higher travel and meeting costs of $0.8 million, higher compensation costs of $0.7 million, higher depreciation and amortization of $0.3 million, higher dues and subscriptions of $0.2 million, higher charitable contributions of $0.2 million, higher insurance costs of $0.1 million, higher taxes (other than income taxes) of $0.1 million and higher other costs of $0.3 million, partially offset by lower professional fees of $1.7 million.
     In the Americas segment, as a percentage of revenues, general and administrative costs remained unchanged at 22.5% in 2008 and 2007. Higher compensation costs of 0.6%, higher taxes (other than income taxes) of 0.1% and higher bad debt expense of 0.1% were offset by lower depreciation expense of 0.2% and lower other costs of 0.6%, primarily facility related costs, telephone costs, professional fees and insurance costs.
     In the EMEA segment, as a percentage of revenues, general and administrative costs decreased to 24.0% in 2008 from 25.7% in 2007. This decrease of 1.7% was primarily attributable to lower bad debt expense of 0.4%, recruiting costs of 0.4%, lower facility related expenses of 0.3%, lower compensation costs of 0.2%, lower taxes (other than income taxes) of 0.2%, lower travel and meetings costs of 0.1% and lower depreciation expense of 0.1%.
Provision for Regulatory Penalties
     Provision for regulatory penalties of $1.3 million in 2007 is related to privacy claims associated with the alleged inappropriate acquisition of personal bank account information in one of our European subsidiaries.
Net Loss (Gain) on Disposal of Property and Equipment
     The net loss on disposal of property and equipment remained unchanged at $0.3 million for 2008 and 2007, respectively.

Impairment of Long-Lived Assets
     There was no asset impairment charge for 2008 or 2007.
Interest Income
     Interest income was $5.4 million in 2008, compared to $6.3 million in 2007. Interest income decreased $0.9 million reflecting lower average rates earned on interest-bearing investments in cash and cash equivalents and short-term investments.
Interest Expense
     Interest expense was $0.4 million for 2008 compared to $0.8 million for 2007, a decrease of $0.4 million reflecting lower average levels of outstanding short-term debt.
Income from Rental Operations, Net
     We sold our four U.S. leased facilities in September 2006; therefore, there is no income from rental operations for 2008 and 2007.
Other Income and Expense
     Other income, net, was $11.3 million in 2008 compared to other expense, net, of $2.6 million in 2007. This $13.9 million net increase in other income was primarily attributable to an increase of $14.7 million in realized and unrealized foreign currency transaction gains, net of losses arising from the revaluation of nonfunctional currency assets and liabilities partially offset by a $0.1 million increase in the loss on forward points valuation on foreign currency hedges and a $0.7 million increase in unrealized losses, net of gains on marketable securities held in a Rabbi Trust. Other income excludes the effects of cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in Accumulated Other Comprehensive Income (Loss) in shareholders’ equity in the accompanying Consolidated Balance Sheets.
Provision for Income Taxes
     The provision for income taxes of $21.4 million for 2008 was based upon pre-tax income of $82.0 million, compared to the provision for income taxes of $14.2 million for 2007 based upon pre-tax income of $54.1 million. The effective tax rate was 26.1% for 2008 compared to an effective tax rate of 26.3% for 2007. This decrease in the effective tax rate of 0.2% resulted from a shift in our mix of earnings and the effects of permanent differences, valuation allowances, foreign withholding taxes, state income taxes, and foreign income tax rate differentials (including tax holiday jurisdictions) and recognition of income tax benefits of $2.4 million, including interest and penalties of $1.0 million, primarily relating to favorable tax audit determinations in 2008, partially offset by withholding taxes of $6.2 million related to a distribution from the Philippine operations to its foreign parent in the Netherlands and an additional tax expense of $6.7 million resulting from taxable foreign exchange gains realized on non-functional currencies.
Net Income
     As a result of the foregoing, we reported income from operations for 2008 of $65.7 million, an increase of $14.6 million from 2007. This increase was principally attributable to a $109.1 million increase in revenues and a $1.3 million decrease in provision for regulatory penalties charged in 2007 partially offset by a $72.8 million increase in direct salaries and related costs, and a $23.0 million increase in general and administrative costs. The $14.6 million increase in income from operations, a $13.9 million increase in other income, net and a decrease in interest expense of $0.4 million was offset by a $7.2 million higher tax provision and a decrease in interest income of $0.9 million, resulting in net income of $60.6 million for 2008, an increase of $20.8 million compared to 2007.
2007 Compared to 2006
Revenues
     During 2007, we recognized consolidated revenues of $710.1 million, an increase of $135.9 million, or 23.7%,

from $574.2 million of consolidated revenues for 2006.
     On a geographic segment basis, revenues from the Americas segment, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 68.0%, or $482.8 million for 2007 compared to 67.4%, or $387.3 million, for 2006. Revenues from the EMEA segment, including Europe, the Middle East and Africa, represented 32.0%, or $227.3 million, for 2007 compared to 32.6%, or $186.9 million, for 2006.
     The increase in the Americas’ revenue of $95.5 million, or 24.7%, for 2007 compared to 2006, reflects a broad-based growth in client demand, including new and existing client relationships, within our offshore operations and Canada, as well as an increase in revenue generated from our Argentina operations acquired in July 2006 of $21.6 million, a net gain on foreign currency hedges of $5.0 million and an increase in revenue from a performance incentive payment of $1.4 million received by our Canadian operations related to our telemedicine program. New client relationships represented 14.6% of the increase in the Americas’ revenue over 2006, excluding contributions from our Argentina operations and the telemedicine performance incentive mentioned above. Revenues from offshore operations represented 60.0% of Americas’ revenues for 2007 compared to 54.7% for 2006. Americas’ revenues for 2008 experienced a $6.3 million increase as a result of changes in foreign currency exchange rates compared to 2007. Excluding this foreign currency impact, America’s revenues increased $89.2 million, or 23.0%, compared to last year.
     The increase in EMEA revenues of $40.4 million, or 21.6%, for 2007 compared to 2006, reflects growth in client demand, including new and existing client relationships, partially offset by certain program expirations. New client relationships represented 23.8% of the increase in the EMEA’s revenue over 2006. EMEA revenues for 2007 experienced a $19.0 million increase as a result of the strength in the Euro compared to 2006. Excluding this foreign currency impact, EMEA revenues increased $21.4 million compared to 2006.
Direct Salaries and Related Costs
     Direct salaries and related costs increased $85.7 million, or 23.4%, to $451.3 million for 2007, from $365.6 million in 2006. This increase included $15.2 million of direct salaries and related costs from our Argentina operations acquired in July 2006, primarily consisting of compensation costs.
     On a geographic segment basis, direct salaries and related costs from the Americas segment increased $57.4 million, or 24.1%, to $295.7 million for 2007 from $238.3 million in 2006. Direct salaries and related costs from the EMEA segment increased $28.3 million, or 22.2%, to $155.6 million for 2007 from $127.3 million in 2006. While changes in foreign currency exchange rates positively impacted revenues in the Americas and EMEA, they negatively impacted direct salaries and related costs in 2007 compared to 2006 by approximately $12.0 million and $13.0 million, respectively.
     In the Americas segment, as a percentage of revenues, direct salaries and related costs decreased to 61.2% in 2007 from 61.5% in 2006. Excluding the $1.4 million revenue contribution from Canada mentioned above, as a percentage of revenues, direct salaries and related costs decreased to 61.4% for 2007. This decrease of 0.1%, as a percentage of revenues, was primarily attributable to lower telephone costs of 0.7%, partially offset by higher salary costs of 0.4%, including training costs associated with the ramp up of business in our offshore and U.S. operations and higher other costs of 0.2%.
     In the EMEA segment, as a percentage of revenues, direct salaries and related costs increased to 68.4% in 2007 from 68.1% in 2006. This increase of 0.3% was primarily attributable to higher compensation costs of 1.7% partially offset by lower billable supply costs of 0.7%, lower material costs of 0.6% and lower other costs of 0.1%.
General and Administrative
     General and administrative costs increased $29.3 million, or 16.6%, to $206.0 million for 2007, from $176.7 million in 2006. This increase included $6.0 million of general and administrative costs from our Argentina operations acquired in July 2006.
     On a geographic segment basis, general and administrative costs from the Americas segment increased $17.6 million, or 19.3%, to $108.8 million for 2007 from $91.2 million in 2006. General and administrative costs from the EMEA segment increased $8.8 million, or 17.8%, to $58.3 million for 2007 from $49.5 million in 2006. While changes in foreign currency exchange rates positively impacted revenues in the Americas and EMEA, they negatively impacted general and administrative costs in 2007 compared to 2006 by approximately $4.3 million and $5.0 million, respectively. Corporate general and administrative costs increased $2.9 million, or 7.9%, to $38.9 for 2006 from $36.0 million. This increase of $2.9 million was primarily attributable to higher compensation costs of $4.3 million, including higher employee counts, as well as $1.7 million associated with our stock-based compensation plans, and higher travel costs of $0.6 million partially offset by a $2.0 million charitable contribution in 2006.
     In the Americas’ segment, as a percentage of revenues, general and administrative costs decreased to 22.5% in 2007 from 23.6% in 2006. Excluding the $1.4 million revenue contribution from Canada mentioned above, general and administrative expenses decreased to 22.6% for 2007. This decrease of 1.0% was primarily attributable to lower depreciation expense of 0.9%, lower telephone costs of 0.3%, lower legal and professional fees of 0.1% and lower insurance costs of 0.1% partially offset by higher compensation costs of 0.2%, higher lease and equipment maintenance of 0.1% and higher other costs of 0.1%.
     In the EMEA segment, as a percentage of revenues, general and administrative costs decreased to 25.7% in 2007 from 26.4% in 2006. This decrease of 0.7% was primarily attributable to lower lease and equipment maintenance of 0.8%, lower legal and professional fees of 0.4%, lower depreciation expense of 0.4%, lower telephone costs of 0.1%, lower insurance costs of 0.1% and lower other costs of 0.2% partially offset by higher bad debt expense of 0.5%, higher recruiting costs of 0.4%, higher compensation costs of 0.3% and higher travel costs of 0.1%.
Provision for Regulatory Penalties
     Provision for regulatory penalties of $1.3 million in 2007 is related to privacy claims associated with the alleged inappropriate acquisition of personal bank account information in one of our European subsidiaries.
Net Loss (Gain) on Disposal of Property and Equipment
     The net gain on disposal of property and equipment of $13.7 million for 2006 was primarily a result of sale of four third party leased U.S. customer contact management centers. This compares to a net loss on disposal of property and equipment of $0.3 million for 2007.
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
Income from Rental Operations, Net
     We sold our four U.S. leased facilities in September 2006; therefore, there was no income from rental operations for 2007. For 2006 income from rental operations, net, related to these leased facilities was $1.2 million.
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

Quarterly Results
     The following information presents our unaudited quarterly operating results for 2008 and 2007. The data has been prepared on a basis consistent with the Consolidated Financial Statements included elsewhere in this Form 10-K, and include all adjustments, consisting of normal recurring accruals that we consider necessary for a fair presentation thereof.
(In thousands, except per share data)

	12/31/08	9/30/08	6/30/08	3/31/08	12/31/07	9/30/07	6/30/07	3/31/07

Revenues	$200,774	$207,066	$207,629	$203,721	$197,713	$176,122	$168,284	$168,001
Direct salaries and related costs	128,936	130,509	133,708	130,980	124,171	110,774	110,464	105,871
General and administrative	57,982	57,256	57,355	56,434	56,606	50,466	50,385	48,552
Provision for regulatory penalties(1)	—	—	—	—	1,312	—	—	—
Net loss (gain) on disposal of property and equipment	284	48	—	(10)	373	(3)	(34)	3

Income from operations	13,572	19,253	16,566	16,317	15,251	14,885	7,469	13,575
Interest income	1,094	1,274	1,258	1,822	1,849	1,614	1,445	1,349
Interest expense	(159)	(47)	(125)	(102)	(265)	(230)	(155)	(153)
Other income (expense)	4,258	2,737	3,733	531	(1,393)	(233)	(638)	(319)

Income before provision for income taxes	18,765	23,217	21,432	18,568	15,442	16,036	8,121	14,452
Provision for income taxes(2)	11,135	3,725	3,703	2,858	5,975	3,780	1,784	2,653

Net income	$7,630	$19,492	$17,729	$15,710	$9,467	$12,256	$6,337	$11,799

Net income per basic share(3)	$0.19	$0.48	$0.44	$0.39	$0.23	$0.30	$0.16	$0.29

Total weighted average basic shares	40,687	40,678	40,599	40,491	40,438	40,432	40,359	40,299

Net income per diluted share(3)	$0.19	$0.47	$0.43	$0.38	$0.23	$0.30	$0.16	$0.29

Total weighted average diluted shares	41,092	41,070	40,953	40,813	40,783	40,697	40,652	40,550

(1)	The quarter ended December 31, 2007 includes a $1.3 million provision for regulatory penalties related to privacy claims associated with the alleged inappropriate acquisition of personal bank account information in one of our European subsidiaries. See Note 21 of the accompanying Consolidated Financial Statements.

(2)	The quarter ended December 31, 2008 includes additional expense of $4.1 million, primarily due to an unfavorable verdict by the German Supreme Court that overturned a lower German tax court ruling, $6.7 million due to taxable foreign exchange gains realized on non functional currencies and withholding taxes of $6.2 million on a distribution of foreign earnings, partially offset by a $1.1 million reversal of unrecognized tax benefits related to favorable tax audit determinations. The quarter ended September 30, 2008 includes tax benefits of $6.1 million due to reversal of income tax valuation allowances. See Note 18 of the accompanying Consolidated Financial Statements.

(3)	Net income per basic and diluted share is computed independently for each of the quarters presented and therefore may not sum to the total for the year.

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
     On August 5, 2002, the Board of Directors authorized the purchase of up to three million shares of our outstanding common stock. A total of 1.7 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During 2008, we repurchased 34 thousand common shares under the 2002 repurchase program at a price of $14.83 per share for a total cost of $0.5 million. We expect to make additional stock repurchases under this program in 2009 if market conditions are favorable.
     During 2008, we generated $80.9 million in cash from operating activities, $17.5 million from the sale of short-term investments, $0.8 million from the release of restricted cash, $1.2 million in cash from issuance of stock, $0.7 million from the tax benefit of share-based compensation, $0.1 million from an employment grant and $0.2 million in cash from the sale of property and equipment. Further, we used $34.7 million in funds for capital expenditures, settled contingencies of $2.4 million related to the 2006 purchase of our Argentine operations, repurchased $0.5 million of common stock, invested $1.0 million in restricted cash and used $0.1 million for other investing activities resulting in a $41.4 million increase in available cash (including the unfavorable effects of foreign currency exchange rates on cash of $21.3 million).
     Net cash flows provided by operating activities for 2008 were $80.9 million, compared to net cash flows provided by operating activities of $48.2 million for 2007. The $32.7 million increase in net cash flows from operating activities was due to a $20.7 million increase in net income; a $5.7 million increase in non-cash reconciling items such as deferred income taxes, stock-based compensation, termination costs associated with exit activities, unrealized gains on financial instruments; and an increase of $6.3 million in cash flows from assets and liabilities. This $6.3 million net change in assets and liabilities was principally a result of a $5.2 million increase in deferred revenue, a $2.9 million increase in other liabilities, a $1.5 million decrease in other assets and a $0.2 million decrease in receivables partially offset by a $3.5 million decrease in taxes payable.
     Capital expenditures, which are generally funded by cash generated from operating activities and borrowings available under our credit facilities, were $34.7 million for 2008, compared to $31.5 million for 2007, an increase of $3.2 million. During 2008, approximately 30% of the capital expenditures were the result of investing in new and existing customer contact management centers, primarily offshore, and 70% was expended primarily for maintenance and systems infrastructure. In 2009, we anticipate capital expenditures in the range of $28.0 million to $32.0 million.
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
     The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at the Company’s option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 1.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 1.25%. In addition, a commitment fee of up to 0.25% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2010, are secured by a pledge of 65% of the stock of each of the Company’s active direct foreign subsidiaries. The Credit Facility prohibits the Company from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings in 2008 and no outstanding balances as of December 31, 2008, with $50.0 million availability on the Credit Facility.
     Effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), “Fair Value Measurements”. Adoption of SFAS 157 did not have a material effect on our financial condition, results of operations or cash flows. At December 31, 2008, the aggregate amount of assets requiring fair value measurement (no liabilities) included in Level 3 represented approximately 1% of the aggregate amount of consolidated assets and liabilities. Of the aggregate amount of total assets and liabilities requiring fair value measurement, approximately 6% are included in Level 3. The amount we report in Level 3 in future periods will be directly affected by market conditions. There were no material changes made to the valuation techniques and methodologies used to measure fair value during 2008. See Note 1 of the accompanying Consolidated Financial Statements for further information related to the adoption of SFAS 157 and Item 3 “Quantitative and Qualitative Disclosures about Market Risk” for further information regarding foreign currency risk.
     At December 31, 2008, we had $219.1 million in cash and cash equivalents, of which approximately 91% or $199.1 million, was held in international operations and may be subject to additional taxes if repatriated to the United States.
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
Off-Balance Sheet Arrangements and Other
     At December 31, 2008, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Contractual Obligations
     The following table summarizes our contractual cash obligations at December 31, 2008, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
		Less Than	1 - 3	3 - 5	After 5
	Total	1 Year	Years	Years	Years	Other

Operating leases (1)	$32,651	$12,952	$10,606	$2,868	$6,225	$—
Purchase obligations and other (2)	7,632	4,157	3,385	90	—	—
Other short-term liabilities (3)	2,745	2,745	—	—	—	—
Long-term tax liabilities (4)	5,077	—	—	—	—	5,077
Forward contracts (5)	11,654	11,654	—	—	—	—
Other long-term liabilities (6)	590	—	3	6	581	—

Total contractual cash obligations	$60,349	$31,508	$13,994	$2,964	$6,806	$5,077

(1)	Amounts represent the expected cash payments of our operating leases as discussed in Note 21 to the accompanying Consolidated Financial Statements.

(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(3)	Other short-term liabilities include a $1.3 million estimated liability related to the provision for regulatory penalties and $1.4 million related to the Deferred Compensation Plan as discussed in Notes 21 and 23, respectively, to the accompanying Consolidated Financial Statements.

(4)	Long-term tax liabilities include uncertain tax positions and related penalties and interest as discussed in Note 18 to the accompanying Consolidated Financial Statements. We cannot make reasonably reliable estimates of the cash settlement of these long-term liabilities with the taxing authority; therefore, amounts have been excluded from payments due by period.

(5)	Amounts represent estimated obligations related to forward contracts as discussed in Note 8 to the accompanying Consolidated Financial Statements. These amounts will fluctuate with movements in the underlying market price of the forward contracts.

(6)	Other long-term liabilities, which exclude deferred income taxes, represent the expected cash payments due under pension obligations and minority shareholders of certain subsidiaries.
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
     Revenue from contracts with multiple-deliverables is allocated to separate units of accounting based on their relative fair value, if the deliverables in the contract(s) meet the criteria for such treatment. Certain fulfillment services contracts contain multiple-deliverables. Additionally, we had a contract containing multiple-deliverables for customer contact management services and fulfillment services that ended in 2008. Separation criteria included whether a delivered item has value to the customer on a stand-alone basis, whether there is objective and reliable evidence of the fair value of the undelivered items and, if the arrangement includes a general right of return related to a delivered item, whether delivery of the undelivered item is considered probable and in our control. Fair value is the price of a deliverable when it is regularly sold on a stand-alone basis, which generally consists of vendor-specific objective evidence of fair value. If there is no evidence of the fair value for a delivered product or service, revenue is allocated first to the fair value of the undelivered product or service and then the residual revenue is allocated to the delivered product or service. If there is no evidence of the fair value for an undelivered product or service, the contract(s) is accounted for as a single unit of accounting, resulting in delay of revenue recognition for the delivered product or service until the undelivered product or service portion of the contract is complete. We recognize revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding client acceptance are resolved, and there are no client-negotiated refund or return rights affecting the revenue recognized for delivered elements. Once we determine the allocation of revenue between deliverable elements, there are no further changes in the revenue allocation. If the separation criteria are met, revenue from these services is recognized as the services are performed under a fully executed contractual agreement. If the separation criteria are not met because there is insufficient evidence to determine fair value of one of the deliverables, all of the services are accounted for as a single combined unit of accounting. For these deliverables with insufficient evidence to determine fair value, revenue is recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate.
Allowance for Doubtful Accounts
     We maintain allowances for doubtful accounts of $3.1 million as of December 31, 2008, or 2.0% of trade account receivables, for estimated losses arising from the inability of our customers to make required payments. Our estimate is based on factors surrounding the credit risk of certain clients, historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that our estimate of the allowance for doubtful accounts will change if the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments.
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
     In September, 2008, the Company determined that its profitability and expectations of future profitability of certain foreign subsidiaries indicated that it was “more likely than not” that portions of the deferred tax assets would be realized. Accordingly, in the third quarter of 2008, the Company recognized an increase in its deferred tax assets of $6.0 million through a partial reversal of the valuation allowance. As of December 31, 2008, management determined that a valuation allowance of $30.6 million was necessary to reduce U.S. deferred tax assets by $10.8 million and foreign deferred tax assets by $19.8 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $19.4 million at December 31, 2008 is dependent upon future profitability within each tax jurisdiction. As of December 31, 2008, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax asset will be realized. It is reasonably possible that the Company will be required to release up to $6.5 million of valuation allowance during 2009 pursuant to the requirements of FASB Statement No. 109 (SFAS 109), “Accounting for Income Taxes.”

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
     As of December 31, 2008, we had $3.4 million of unrecognized tax benefits, a net decrease of $2.0 million from $5.4 million as of December 31, 2007. This decrease relates primarily to the recognition of tax benefits related to transfer pricing as a result of favorable tax audits. If we recognized these tax benefits, approximately $3.1 million and related interest and penalties would favorably impact the effective tax rate. We believe it is reasonably possible that these unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $0.3 million due to the resolution of audits and appeals in various tax jurisdictions.
Impairment of Long-lived Assets
     We review long-lived assets, which had a carrying value of $110.3 million as of December 31, 2008, including goodwill, intangibles, property and equipment, and investment in SHPS, Incorporated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge or loss to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.
Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $2.7 million liability for unrecognized tax benefits, including interest and penalties, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.
     In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 on January 1, 2008. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows. See Note 2 — Fair Value to our Consolidated Financial Statements for further information.
     In March 2007, the EITF reached a consensus on Issue No. 06-10 (EITF 06-10), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 provides guidance on the employer’s recognition of assets, liabilities and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods. We adopted the provisions of EITF 06-10 on January 1, 2008. As a result of the implementation of EITF 06-10, we recognized a $0.5 million liability for a postretirement benefit obligation related to a split dollar arrangement on behalf of our founder and former Chairman and Chief Executive Officer which was accounted for as a reduction to the January 1, 2008 balance of retained earnings. See Note 22 — Pension Plan and Post-Retirement Benefits to our Consolidated Financial Statements for further information.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), “Business Combinations” and SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”. SFAS 141R changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. On January 1, 2009, we adopted the provisions of SFAS 141R and SFAS 160. SFAS 141R will be applied prospectively for all business combinations entered into after January 1, 2009, the date of adoption. The provisions of SFAS 160 will also be applied prospectively to all noncontrolling interests, except for the presentation and disclosure provisions which are applied retrospectively to any noncontrolling interests that arose before January 1, 2009. The adoption of these standards did not have a material impact on our financial condition, results of operations or cash flows.
     In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures About Derivative Instruments and Hedging Activities”, which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, by requiring increased qualitative, quantitative, and credit-risk disclosures about an entity’s derivative instruments and hedging activities. On January 1, 2009, we adopted the provisions of SFAS 161. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3 (FSP 142-3), “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. We adopted the provisions of FSP 142-3 on January 1, 2009. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.
     In May 2008, the FASB issued SFAS No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles”, which reorganizes the generally accepted accounting principles (GAAP) hierarchy. SFAS 162 is intended to improve financial reporting by providing a consistent framework for determining what accounting principles should be used in preparing U.S. GAAP financial statements. With the issuance of SFAS 162, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. SFAS 162 was effective November 15, 2008, and did not have any material impact on our financial condition, results of operations and cash flows.
     In October 2008, the FASB issued FSP No. FAS 157-3 (FSP 157-3), “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active”, which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP 157-3 is effective immediately and includes those periods for which financial statements have not been issued. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuance of this standard.
     In December 2008, the FASB issued FSP No. FAS 132(R)-1 (FSP 132R-1), “Employers Disclosures about Postretirement Benefit Plan Assets”, which provides additional guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009. We are currently evaluating the impact of adopting FSP 132R-1 on our financial statements, results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
     Our earnings and cash flows are subject to fluctuations due to changes in non-U.S. currency exchange rates. We are exposed to non-U.S. exchange rate fluctuations as the financial results of non-U.S. subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact overall expected profitability. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in “Accumulated other comprehensive income (loss)” in shareholders’ equity. Movements in non-U.S. currency exchange rates may negatively or positively affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. Periodically, we use foreign currency contracts to hedge intercompany receivables and payables, and transactions initiated in the United States that are denominated in foreign currency.
     We serve a number of U.S.-based clients using customer contact management center capacity in the Philippines which is within our Americas’ segment. Although the contracts with these clients are priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), which represent a foreign exchange exposure.
     In order to hedge approximately 71% of our exposure related to the anticipated cash flow requirements denominated in PHP, we had outstanding forward contracts as of December 31, 2008 with counterparties to acquire a total of PHP 4.6 billion through December 2009 at fixed prices of $107.0 million U.S. dollars. As of December 31, 2008, we had net total derivative liabilities associated with these contracts of $11.4 million, which will settle within the next 12 months. The fair value of these derivative instruments as of December 31, 2008 is presented in Note 8 of the accompanying Consolidated Financial Statements. If the U.S. dollar was to weaken against the PHP by 10% from current period-end levels, we would incur a loss of approximately $13.8 million on the underlying exposures of the derivative instruments. However, this loss would be partially offset by a corresponding gain of approximately $10.7 million in our underlying exposures.
     In February 2009, we entered into an additional forward contract to sell PHP 175.0 million at fixed prices of Euro 2.8 million through April 2009 to hedge an intercompany loan payment denominated in PHP.
     We evaluate the credit quality of potential counterparties to derivative transactions and periodically monitor changes to counterparty credit quality as well as our concentration of credit exposure to individual counterparties. We do not use derivative instruments for trading or speculative purposes.
Interest Rate Risk
     Our exposure to interest rate risk results from variable debt outstanding under our $50.0 million revolving credit facility. During the year ended December 31, 2008, we had no debt outstanding under this credit facility; therefore, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would not have had a material impact on our financial position or results of operations.
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
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     As of December 31, 2008, under the direction of our Chief Executive Officer and Chief Financial Officer, we

evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of December 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.
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
     We assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     Based on our assessment, management believes that, as of December 31, 2008, our internal control over financial reporting was effective.
     Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 40.
Changes to Internal Control Over Financial Reporting
     There were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sykes Enterprises, Incorporated
Tampa, Florida
We have audited the internal control over financial reporting of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 10, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Certified Public Accountants
Tampa, Florida
March 10, 2009

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

Schedule II — Valuation and Qualifying Accounts is set forth on page 89 of this report.

Other schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes therein.

(3)	Exhibits:

Exhibit
Number	Exhibit Description

2.1	Articles of Merger between Sykes Enterprises, Incorporated, a North Carolina Corporation, and Sykes Enterprises, Incorporated, a Florida Corporation, dated March 1, 1996. (1)

2.2	Articles of Merger between Sykes Enterprises, Incorporated and Sykes Realty, Inc. (1)

2.3	Shareholder Agreement dated December 11, 1997, by and among Sykes Enterprises, Incorporated and HealthPlan Services Corporation. (2)

2.4	Stock Purchase Agreement, dated September 1, 1998, between Sykes Enterprises, Incorporated and HealthPlan Services Corporation. (4)

2.5	Merger Agreement, dated as of June 9, 2000, among Sykes Enterprises, Incorporated, SHPS, Incorporated, Welsh Carson Anderson and Stowe, VIII, LP (“WCAS”) and Slugger Acquisition Corp. (9)

2.6	Stock Purchase Agreement, dated as of July 3, 2006, between SEI International Services, S.a.r.l., a Luxembourg corporation, and Sykes Enterprises, Incorporated Holdings B.V., a Netherlands corporation and Antonio Marcelo Cid, an individual, Humberto Daniel Sahade, an individual, and AM Transport, LLC, a Delaware limited liability company. (22)

3.1	Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (5)

3.2	Articles of Amendment to Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (6)

3.3	Bylaws of Sykes Enterprises, Incorporated, as amended. (18)

4.1	Specimen certificate for the Common Stock of Sykes Enterprises, Incorporated. (1)

10.1	1996 Employee Stock Option Plan. (1)*

10.2	Amended and Restated 1996 Non-Employee Director Stock Option Plan. (10)*

10.3	1996 Non-Employee Directors’ Fee Plan. (1)*

10.4	2004 Non-Employee Directors’ Fee Plan. (16)*

10.5	First Amended and Restated 2004 Non-Employee Director’s Fee Plan. (28)*

10.6	Second Amended and Restated 2004 Non-Employee Director’s Fee Plan. (30)*

Exhibit
Number	Exhibit Description

10.7	Form of Split Dollar Plan Documents. (1)*

10.8	Form of Split Dollar Agreement. (1)*

10.9	Form of Indemnity Agreement between Sykes Enterprises, Incorporated and directors & executive officers. (1)

10.10	Tax Indemnification Agreement between Sykes Enterprises, Incorporated and John H. Sykes. (1)*

10.11	1997 Management Stock Incentive Plan. (3)*

10.12	1999 Employees’ Stock Purchase Plan. (7)*

10.13	2000 Stock Option Plan. (8)*

10.14	2001 Equity Incentive Plan. (11)*

10.15	Deferred Compensation Plan. (18)*

10.16	2004 Non-Employee Director Stock Option Plan. (14)*

10.17	Form of Restricted Share And Stock Appreciation Right Award Agreement dated as of March 29, 2006. (20)*

10.18	Form of Restricted Share And Bonus Award Agreement dated as of March 29, 2006. (20)*

10.19	Form of Restricted Share Award Agreement dated as of May 24, 2006. (21)*

10.20	Form of Restricted Share And Stock Appreciation Right Award Agreement dated as of January 2, 2007. (24)*

10.21	Form of Restricted Share Award Agreement dated as of January 2, 2007. (24)*

10.22	Form of Restricted Share and Stock Appreciation Right Award Agreement dated as of January 2, 2008. (26)*

10.23	Amended and Restated Executive Employment Agreement dated as of October 1, 2001 between Sykes Enterprises, Incorporated and John H. Sykes. (12)*

10.24	Founder’s Retirement and Consulting Agreement dated December 10, 2004 between Sykes Enterprises, Incorporated and John H. Sykes. (17)*

10.25	Stock Option Agreement dated as of January 8, 2002, between Sykes Enterprises, Incorporated and John H. Sykes. (12)*

10.26	Amended and Restated Employment Agreement dated as of December 30, 2008 between Sykes Enterprises, Incorporated and Charles E. Sykes. *

10.27	Stock Option Agreement dated as of March 15, 2002 between Sykes Enterprises, Incorporated and Charles E. Sykes. (13)*

10.28	Stock Option Agreement (Performance Accelerated Option) dated as of March 15, 2002 between Sykes Enterprises, Incorporated and Charles E. Sykes. (13)*

10.29	Amended and Restated Employment Agreement dated as of December 30, 2008 between Sykes Enterprises, Incorporated and W. Michael Kipphut. *

10.30	Stock Option Agreement dated as of October 1, 2001, between Sykes Enterprises, Incorporated and W. Michael Kipphut. (12)*

10.31	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and Jenna R. Nelson. *

Exhibit
Number	Exhibit Description

10.32	Stock Option Agreement dated as of March 11, 2002 between Sykes Enterprises, Incorporated and Jenna R. Nelson. (13)*

10.33	Independent Subcontractor Agreement dated as of July 27, 2004 between Sykes Enterprises, Incorporated and Gerry L. Rogers. (18)*

10.34	First Amendment to Independent Subcontractor Agreement dated as of July 27, 2004 between Sykes Enterprises, Incorporated and Gerry L. Rogers. (18)*

10.35	Stock Option Agreement dated as of March 11, 2002 between Sykes Enterprises, Incorporated and Gerry Rogers. (13)*

10.36	Stock Option Agreement dated as of October 1, 2001, between Sykes Enterprises, Incorporated and James T. Holder. (12)*

10.37	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and James T. Holder. *

10.38	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and William N. Rocktoff. *

10.39	Stock Option Agreement dated as of March 18, 2002 between Sykes Enterprises, Incorporated and William Rocktoff. (13)*

10.40	Stock Option Agreement dated as of March 18, 2002 between Sykes Enterprises, Incorporated and William Rocktoff. (13)*

10.41	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and James Hobby, Jr. *

10.42	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and Daniel L. Hernandez. *

10.43	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and David L. Pearson. *

10.44	Amended and Restated Employment Agreement, dated as of December 29, 2008 between Sykes Enterprises, Incorporated and Lawrence R. Zingale. *

10.45	Credit Agreement Among Sykes Enterprises, Incorporated and Keybank National Association and BNP Paribas dated March 15, 2004. (15)

10.46	Amendment No. 1 to Credit Agreement Among Sykes Enterprises, Incorporated and Keybank National Association and BNP Paribas dated October 18, 2004. (18)

10.47	Amendment No. 2 to Credit Agreement Among Sykes Enterprises, Incorporated and Keybank National Association and BNP Paribas dated May 25, 2005. (19)

10.48	Amendment No. 3 to Credit Agreement Among Sykes Enterprises, Incorporated and Keybank National Association and BNP Paribas dated December 15, 2006. (27)

10.49	Amendment No. 4 to Credit Agreement Among Sykes Enterprises, Incorporated and Keybank National Association and BNP Paribas dated May 4, 2007. (25)

10.50	Real Estate Purchase and Sale Agreement Between Sykes Realty, Inc.(as Seller) and Sage Aggregation, LLC (as Purchaser) Concerning Certain Properties Known as The Sykes Portfolio dated as of September 13, 2006. (23)

10.51	Lease Agreement, dated January 25, 2008, Lease Amendment Number One and Lease Amendment Number Two dated February 12, 2008 and May 28, 2008 respectively, between Sykes Enterprises, Incorporated and Kingstree Office One, LLC. (29)

Exhibit
Number	Exhibit Description

10.52	Continuing Services Agreement between Sykes Enterprises, Incorporated and JHS Equity, LLC, dated May 28, 2008. (29)

14.1	Code of Ethics. (14)

21.1	List of subsidiaries of Sykes Enterprises, Incorporated.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney relating to subsequent amendments (included on the signature page of this report).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to Section 1350.

*	Indicates management contract or compensatory plan or arrangement.

(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-2324) and incorporated herein by reference.

(2)	Filed as Exhibit 2.12 to the Registrant’s Form 10-K filed with the Commission on March 16, 1998, and incorporated herein by reference.

(3)	Filed as Exhibit 10.14 to the Registrant’s Form 10-Q filed with the Commission on July 28, 1998, and incorporated herein by reference.

(4)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 25, 1998, and incorporated herein by reference.

(5)	Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed with the Commission on October 23, 1997, and incorporated herein by reference.

(6)	Filed as Exhibit 3.2 to the Registrant’s Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.

(7)	Filed as Exhibit 10.19 to the Registrant’s Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.

(8)	Filed as Exhibit 10.23 to the Registrant’s Form 10-K filed with the Commission on March 29, 2000, and incorporated herein by reference.

(9)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 17, 2000, and incorporated herein by reference.

(10)	Filed as Exhibit 10.12 to Registrant’s Form 10-Q filed with the Commission on May 7, 2001, and incorporated herein by reference.

(11)	Filed as Exhibit 10.32 to Registrant’s Form 10-Q filed with the Commission on May 7, 2001, and incorporated herein by reference.

(12)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 19, 2002, and incorporated herein by reference.

(13)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on May 10, 2002, and incorporated herein by reference.

(14)	Filed as an Exhibit to Registrant’s Proxy Statement for the 2004 annual meeting of shareholders filed with the Commission April 6, 2004.

(15)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 29, 2004, and incorporated herein by reference.

(16)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on August 9, 2004, and incorporated herein by reference.

(17)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2004, and incorporated herein by reference.

(18)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 22, 2005, and incorporated herein by reference.

(19)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on May 31, 2005, and incorporated herein by reference.

(20)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on April 4, 2006, and incorporated herein by reference.

(21)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on May 31, 2006, and incorporated herein by reference.

(22)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2006, and incorporated herein by reference.

(23)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on September 19, 2006, and incorporated herein by reference.

(24)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2006, and incorporated herein by reference.

(25)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on May 10, 2007, and incorporated herein by reference.

(26)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on January 8, 2008, and incorporated herein by reference.

(27)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 13, 2008 and incorporated herein by reference.

(28)	Filed as an Exhibit to the Registrant’s Form 10-Q filed with the Commission on May 7, 2008, and incorporated herein by reference.

(29)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on May 29, 2008, and incorporated herein by reference.

(30)	Filed as an Exhibit to the Registrant’s Form 10-Q filed with the Commission on November 5, 2008, and incorporated herein by reference.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 10th day of March 2009.

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

Signature	Title	Date

/s/ Paul L. Whiting Paul L. Whiting	Chairman of the Board	March 10, 2009

/s/ Charles E. Sykes Charles E. Sykes	President and Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2009

/s/ Furman P. Bodenheimer, Jr. Furman P. Bodenheimer, Jr.	Director	March 10, 2009

/s/ Mark C. Bozek Mark C. Bozek	Director	March 10, 2009

/s/ Lt. Gen. Michael P. Delong (Ret.) Lt. Gen. Michael P. Delong (Ret.)	Director	March 10, 2009

/s/ H. Parks Helms H. Parks Helms	Director	March 10, 2009

/s/ Iain A. Macdonald Iain A. Macdonald	Director	March 10, 2009

/s/ James S. MacLeod James S. MacLeod	Director	March 10, 2009

/s/ Linda F. McClintock-Greco M.D. Linda F. McClintock-Greco M.D.	Director	March 10, 2009

/s/ William J. Meurer William J. Meurer	Director	March 10, 2009

/s/ James K. Murray, Jr. James K. Murray, Jr.	Director	March 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sykes Enterprises, Incorporated
Tampa, Florida
We have audited the accompanying consolidated balance sheets of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sykes Enterprises, Incorporated and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
As discussed in Note 18 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007.
/s/ Deloitte & Touche LLP
Certified Public Accountants
Tampa, Florida
March 10, 2009

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
(In thousands, except per share data)	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$219,050	$177,682
Receivables, net	157,067	145,490
Prepaid expenses	7,084	10,905
Other current assets	13,317	19,828
Short-term investments	—	17,827

Total current assets	396,518	371,732
Property and equipment, net	80,390	78,574
Goodwill	23,191	22,468
Intangibles, net	4,586	6,646
Deferred charges and other assets	24,857	26,055

	$529,542	$505,475

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$26,419	$21,588
Accrued employee compensation and benefits	47,194	46,245
Income taxes payable	4,485	4,592
Deferred revenue	26,955	31,822
Other accrued expenses and current liabilities	21,057	14,132

Total current liabilities	126,110	118,379
Deferred grants	9,340	10,329
Long-term income tax liabilities	5,077	6,269
Other long-term liabilities	4,985	5,177

Total liabilities	145,512	140,154

Commitments and loss contingency (Note 21)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 41,271 and 45,537 shares issued	413	455
Additional paid-in capital	158,216	184,184
Retained earnings	237,188	195,203
Accumulated other comprehensive income (loss)	(10,683)	37,457
Treasury stock at cost: 96 shares and 4,697 shares	(1,104)	(51,978)

Total shareholders’ equity	384,030	365,321

	$529,542	$505,475

See accompanying notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,
(In thousands, except per share data)	2008	2007	2006
Revenues	$819,190	$710,120	$574,223

Operating expenses:
Direct salaries and related costs	524,133	451,280	365,602
General and administrative	229,027	206,009	176,701
Provision for regulatory penalties	—	1,312	—
Net loss (gain) on disposal of property and equipment	322	339	(13,683)
Impairment of long-lived assets	—	—	445

Total operating expenses	753,482	658,940	529,065

Income from operations	65,708	51,180	45,158

Other income (expense):
Interest income	5,448	6,257	6,785
Interest expense	(433)	(803)	(674)
Income from rental operations, net	—	—	1,200
Other income (expense)	11,259	(2,583)	(1,010)

Total other income (expense)	16,274	2,871	6,301

Income before provision for income taxes	81,982	54,051	51,459

Provision for income taxes:
Current	20,067	14,086	8,938
Deferred	1,354	106	198

Total provision for income taxes	21,421	14,192	9,136

Net income	$60,561	$39,859	$42,323

Net income per share:
Basic	$1.49	$0.99	$1.06

Diluted	$1.48	$0.98	$1.05

Weighted average shares:
Basic	40,618	40,387	39,829

Diluted	40,961	40,699	40,219

See accompanying notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
	Common Stock		Additional		Other	Deferred
	Shares		Paid-in	Retained	Comprehensive	Stock	Treasury
(In thousands)	Issued	Amount	Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Balance at January 1, 2006	44,009	$440	$165,674	$115,735	$(3,435)	$(355)	$(51,969)	$226,090
Reclassification of deferred stock compensation balance upon adoption of SFAS 123R	—	—	(355)	—	—	355	—	—
Issuance of common stock	660	8	4,334	—	—	—	—	4,342
Stock-based compensation expense	—	—	2,460	—	—	—	—	2,460
Excess tax benefit from stock- based compensation	—	—	2,355	—	—	—	—	2,355
Issuance of common stock and restricted stock under equity award plans	315	3	114	—	—	—	41	158
Modification of Deferred Compensation Plan	—	—	40	—	—	—	—	40
Issuance of common stock for business acquisition	270	2	4,399	—	—	—	—	4,401
Comprehensive income	—	—	—	42,323	10,348	—	—	52,671
Adjustment upon adoption of SFAS 158, net of tax	—	—	—	—	(1,044)	—	—	(1,044)

Balance at December 31, 2006	45,254	453	179,021	158,058	5,869	—	(51,928)	291,473

Adjustment upon adoption of FIN 48	—	—	—	(2,714)	—	—	—	(2,714)
Issuance of common stock	70	1	473	—	—	—	—	474
Stock-based compensation expense	—	—	4,171	—	—	—	—	4,171
Issuance of common stock and restricted stock under equity award plans	188	1	51	—	—	—	(50)	2
Issuance of common stock for business acquisition	25	—	468	—	—	—	—	468
Comprehensive income	—	—	—	39,859	31,588	—	—	71,447

Balance at December 31, 2007	45,537	455	184,184	195,203	37,457	—	(51,978)	365,321

Adjustment upon adoption of EITF 06-10	—	—	—	(482)	—	—	—	(482)
Issuance of common stock	105	1	1,173	—	—	—	—	1,174
Stock-based compensation expense	—	—	4,756	—	—	—	—	4,756
Excess tax benefit from stock- based compensation	—	—	712	—	—	—	—	712
Issuance of common stock and restricted stock under equity award plans	236	3	61	—	—	—	(100)	(36)
Repurchase of common stock	—	—	—	—	—	—	(512)	(512)
Retirement of treasury stock	(4,644)	(46)	(33,346)	(18,094)	—	—	51,486	—
Issuance of common stock for business acquisition	37	—	676	—	—	—	—	676
Comprehensive income (loss)	—	—	—	60,561	(48,140)	—	—	12,421

Balance at December 31, 2008	41,271	$413	$158,216	$237,188	$(10,683)	$—	$(1,104)	$384,030

See accompanying notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$60,561	$39,859	$42,323
Depreciation and amortization, net	27,965	25,235	24,747
Unrealized foreign currency transaction losses, net	567	—	—
Impairment of long-lived assets	—	—	445
Stock-based compensation expense	4,756	4,171	2,460
Excess tax benefit from stock-based compensation	(712)	—	—
Deferred income tax provision	1,354	106	198
Net loss (gain) on disposal of property and equipment	322	339	(13,683)
(Reversals of) termination costs associated with exit activities	—	(54)	721
Bad debt expense (reversals)	554	407	(600)
Write down of value added tax receivables	592	1,452	240
Unrealized loss (gain) on financial instruments, net	1,395	(542)	(105)
Amortization of discount on short-term investments	(173)	(292)	—
Amortization of actuarial (gains) losses on pension	(66)	43	—
Foreign exchange loss (gain) on liquidation of foreign entities	4	(13)	(48)
Changes in assets and liabilities:
Receivables	(23,705)	(23,912)	(20,816)
Prepaid expenses	1,360	(2,940)	(996)
Other current assets	(1,035)	144	463
Deferred charges and other assets	(1,671)	(28)	(4,843)
Accounts payable	4,396	118	2,481
Income taxes receivable/payable	(1,151)	2,368	4,685
Accrued employee compensation and benefits	4,596	4,170	2,758
Other accrued expenses and current liabilities	(456)	723	(1,182)
Deferred revenue	925	(4,247)	5,153
Other long-term liabilities	479	1,142	371

Net cash provided by operating activities	80,857	48,249	44,772

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(34,677)	(31,472)	(19,420)
Cash paid for business acquisitions, net of cash acquired	(2,400)	(1,600)	(17,417)
Proceeds from sale of facilities	—	—	15,375
Proceeds from sale of property and equipment	170	128	183
Proceeds from sale (purchase) of short-term investments	17,535	(17,535)	(213)
Investments in restricted cash	(997)	(368)	(4,510)
Proceeds from release of restricted cash	847	1,600	—
Other	(129)	(130)	(132)

Net cash used for investing activities	(19,651)	(49,377)	(26,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt	—	—	(381)
Proceeds from issuance of stock	1,174	474	4,342
Excess tax benefit from stock-based compensation	712	—	2,355
Cash paid for repurchase of common stock	(512)	—	—
Proceeds from grants	123	248	531
Proceeds from short-term debt	26	242	—
Payments of short-term debt	(26)	(242)	—

Net cash provided by financing activities	1,497	722	6,847

Effects of exchange rates on cash	(21,335)	19,508	5,483

Net increase in cash and cash equivalents	41,368	19,102	30,968
CASH AND CASH EQUIVALENTS — BEGINNING	177,682	158,580	127,612

CASH AND CASH EQUIVALENTS — ENDING	$219,050	$177,682	$158,580

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(continued)

	Years Ended December 31,
(In thousands)	2008	2007	2006
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$369	$393	$420
Cash paid during the year for income taxes	$23,635	$12,148	$10,007

Non-cash transactions:
Property and equipment additions included in accounts payable	$5,318	$2,868	$2,014
Issuance of common stock for business acquisition	$676	$468	$4,399
See accompanying notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
     Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES” or the “Company”) provides outsourced customer contact management solutions and services in the business process outsourcing arena to companies, primarily within the communications, financial services, healthcare, technology/consumer and transportation and leisure industries. SYKES provides flexible, high quality outsourced customer contact management services (with an emphasis on inbound technical support and customer service), which includes customer assistance, healthcare and roadside assistance, technical support and product sales to its clients’ customers. Utilizing SYKES’ integrated onshore/offshore global delivery model, SYKES provides its services through multiple communications channels encompassing phone, e-mail, Web and chat. SYKES complements its outsourced customer contact management services with various enterprise support services in the United States that encompass services for a company’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, SYKES also provides fulfillment services including multilingual sales order processing via the Internet and phone, payment processing, inventory control, product delivery and product returns handling. The Company has operations in two geographic regions entitled (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, in which the client base is primarily companies in the United States that are using the Company’s services to support their customer management needs; and (2) EMEA, which includes Europe, the Middle East and Africa.
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
     Product sales, accounted for within fulfillment services, are recognized upon shipment to the customer and satisfaction of all obligations.
     Revenue from contracts with multiple-deliverables is allocated to separate units of accounting based on their relative fair value, if the deliverables in the contract(s) meet the criteria for such treatment. Certain fulfillment services contracts contain multiple-deliverables. Additionally, the Company had a contract containing multiple-deliverables for customer contact management services and fulfillment services that ended during 2008. Separation criteria included whether a delivered item has value to the customer on a standalone basis, whether there is objective and reliable evidence of the fair value of the undelivered items and, if the arrangement includes a general right of return related to a delivered item, whether delivery of the undelivered item is considered probable and in the Company’s control. Fair value is the price of a deliverable when it is regularly sold on a standalone basis, which generally consists of vendor-specific objective evidence of fair value. If there is no evidence of the fair value for a delivered product or service, revenue is allocated first to the fair value of the undelivered product or service and then the residual revenue is allocated to the delivered product or service. If there is no evidence of the fair value for an undelivered product or service, the contract(s) is accounted for as a single unit of accounting, resulting in delay of revenue recognition for the delivered product or service until the undelivered product or service portion of the contract is complete. The Company recognizes revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding client acceptance are resolved, and there are no client-negotiated refund or return rights affecting the revenue recognized for delivered elements. Once the Company determines the allocation of revenue between deliverable elements, there are no further changes in the revenue allocation. If the separation criteria are met, revenue from these services is recognized as the services are performed under a fully executed contractual agreement. If the separation criteria are not met because there is insufficient evidence to determine fair value of one of the deliverables, all of the services are accounted for as a single combined unit of accounting. For these deliverables with insufficient evidence to determine fair value, revenue is recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate.
     Cash and Cash Equivalents — Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash in the amount of $219.0 million and $177.7 million at December 31, 2008 and 2007, respectively, was primarily held in interest bearing investments, which have an average maturity of less than 90 days. Cash and cash equivalents of $199.1 million and $166.4 million at December 31, 2008 and 2007, respectively, were held in international operations and may be subject to additional taxes if repatriated to the United States.
     Allowance for Doubtful Accounts — The Company maintains allowances for doubtful accounts of $3.1 million and $2.8 million as of December 31, 2008 and 2007, or 2.0% and 1.9% of trade account receivables, respectively, for estimated losses arising from the inability of its customers to make required payments. The Company’s estimate is based on factors surrounding the credit risk of certain clients, historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change if the financial condition of the Company’s customers were to deteriorate, resulting in a reduced ability to make payments. Based on a review of the trade accounts receivables balances and activity, the Company increased the allowance for doubtful accounts during 2008 and 2007 by $0.6 million and $0.4 million, respectively.
     Property and Equipment — Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Improvements to leased premises are amortized over the shorter of the related lease term or the estimated useful lives of the improvements. Cost and related accumulated depreciation on assets retired or disposed of are removed from the accounts and any resulting gains or losses are credited or charged to income. Depreciation expense was $27.6 million, $24.8 million and $25.0 million for 2008, 2007 and 2006, respectively. Property and equipment includes $5.3 million, $2.9 million and $2.0 million of additions included in accounts payable at December 31, 2008, 2007 and 2006, respectively. Accordingly, non-cash transactions have been excluded from the accompanying Consolidated Statements of Cash Flows for 2008, 2007 and 2006, respectively.
     The Company capitalizes certain costs incurred to internally develop software upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Capitalized internally developed software costs, net of accumulated amortization, were $0.5 million and $0.5 million at December 31, 2008 and 2007, respectively.
     The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets”. For purposes of recognition and measurement of an impairment loss, assets are grouped at the lowest levels for which there are identifiable cash flows (the “reporting unit”). An asset is considered to be impaired when the sum of the undiscounted future net cash flows of the reporting unit expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. The Company determined that its property and equipment was not impaired as of December 31, 2008.

     Rent Expense —The Company has entered into several operating lease agreements, some of which contain provisions for future rent increases, rent free periods, or periods in which rent payments are reduced. The total amount of the rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease in accordance with SFAS No. 13 "Accounting for Leases,” Financial Accounting Standards Board (FASB) Technical Bulletin 88-1 "Issues Relating to Accounting for Leases,” and FASB Technical Bulletin 85-3 “Accounting for Operating Leases with Scheduled Rent Increases.”
     Investment in SHPS — The Company holds a 3.8% ownership interest in SHPS, Incorporated, which is accounted for at cost of approximately $2.1 million as of December 31, 2008 and 2007 and is included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets (see Note 12.) The Company will record an impairment charge or loss if it believes the investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.
     Investments Held in Rabbi Trust — Securities held in a rabbi trust for a supplemental nonqualified executive retirement program, as more fully described in Note 23, Stock-Based Compensation, include the fair market value of debt and equity securities held in various mutual funds. The fair market value of these mutual funds, classified as trading securities in accordance with SFAS No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities”, is determined by quoted market prices and is adjusted to the current market price at the end of each reporting period. The net realized and unrealized gains and losses on trading securities are included in “Other income and expense” in the accompanying Consolidated Statements of Operations. For purposes of determining realized gains and losses, the cost of securities sold is based on specific identification.
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
     Intangible Assets — Intangible assets, primarily customer relationships, existing technologies and covenants not to compete, are amortized using the straight-line method over their estimated useful lives which approximates the pattern in which the economic benefits of the assets are consumed. The Company periodically evaluates the recoverability of intangible assets and takes into account events or changes in circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Fair value for intangible assets is based on discounted cash flows, market multiples and / or appraised values as appropriate. The Company does not have other intangible assets with indefinite lives.
     Value Added Tax Receivables — The Philippine operations are subject to Value Added Tax, or VAT, which is usually applied to all goods and services purchased throughout the Philippines. Upon validation and certification of the VAT receivables by the Philippine government, the VAT receivables are held for sale through third-party brokers. This process through collection typically takes three to five years. The VAT receivables balance, which is recorded at net realizable value, is $7.5 million and $8.3 million as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the VAT receivables of $4.9 million and $6.4 million, respectively, are included in “Deferred Charges and Other Assets”, $1.1 million and $0.0 million, respectively, are included in “Other Current Assets” and $1.5 million and $1.9 million, respectively, are included in “Receivables” in the accompanying Consolidated Balance Sheets. During the years ended December 31, 2008, 2007 and 2006, the Company wrote down the VAT receivables balance by $0.6 million, $1.4 million, and $0.2 million, respectively.

     Income Taxes — The Company accounts for income taxes under SFAS No. 109, (SFAS 109) "Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities to reflect tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the accompanying Consolidated Financial Statements. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that the deferred tax assets will not be realized in accordance with criteria of SFAS 109.
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
     Self-Insurance Programs — The Company self-insures for certain levels of workers’ compensation. Estimated costs of this self-insurance program are accrued at the projected settlements for known and anticipated claims. The self-insurance liabilities total $0.4 million and $0.6 million as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, self-insurance liabilities of $0.2 million and $0.3 million, respectively, are included in “Accrued employee compensation and benefits”, and $0.2 million and $0.3 million, respectively, are included in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.
     Deferred Grants — Recognition of income associated with grants of land and the acquisition of property, buildings and equipment is deferred until after the completion and occupancy of the building and title has passed to the Company, and the funds have been released from escrow. The deferred amounts for both land and building are amortized and recognized as a reduction of depreciation expense included within general and administrative costs over the corresponding useful lives of the related assets. Amounts received in excess of the cost of the building are allocated to the cost of equipment and, only after the grants are released from escrow, recognized as a reduction of depreciation expense over the weighted average useful life of the related equipment, which approximates five years. Amortization of the deferred grants that is included as a reduction to “General and administrative” costs in the accompanying Consolidated Statements of Operations was approximately $1.1 million, $1.1 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Upon sale of the related facilities, any deferred grant balance is recognized in full and is included in the gain on sale of property and equipment.
     In April 2006, the Company executed an agreement with a government entity in Ireland, which agreed to pay $0.8 million to the Company to provide 100 new permanent jobs (on or before December 31, 2008) in excess of the existing base employment as of December 31, 2004, subject to certain terms and conditions. These grants were awarded by the government for creating and maintaining permanent employment positions in Ireland for a period of at least five years. During October 2007 and December 2006, the Company received employment grants totaling $0.8 million for jobs created under this agreement. This amount is amortized and recorded in “General and administrative” costs in the Consolidated Statement of Operations using the proportionate performance model over the five-year employment period. At December 31, 2008, the Company’s relevant employment levels met or exceeded the base employment levels set by the government.
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
     Stock-Based Compensation — The Company has three stock-based compensation plans: the 2001 Equity Incentive Plan (for employees and certain non-employees), the 2004 Non-Employee Director Fee Plan (for non-

employee directors), both approved by the shareholders, and the Deferred Compensation Plan (for certain eligible employees), which are discussed more fully in Note 23. Stock-based awards under these plans may consist of common stock, common stock units, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Company issues common stock and treasury stock to satisfy stock option exercises or vesting of stock awards.
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
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, (SFAS 123R), "Share-Based Payment”, for its stock-based compensation plans. In conjunction with the adoption of SFAS 123R on January 1, 2006, the Company also adopted the following: Staff Accounting Bulletin (SAB) 107, “Share-Based Payments”, which provides guidance on valuation methods available and other matters; Financial Accounting Standards Board (FASB) Staff Position No. 123 R-2 (SFAS 123R-2), "Practical Accommodation to the Application of Grant Date as Defined in SFAS 123R,” which provides guidance on the application of grant date; and FASB Staff Position SFAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share Based Payment Awards,” which provides for an elective alternative transition method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123R. The Company elected to use the alternative transition method in conjunction with the adoption of SFAS 123R. The adoption of SFAS 123R did not have a material effect on the Company’s income before provision for income taxes, net income, cash flows and basic and diluted earnings per share for the year ended December 31, 2006.
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
     Fair Value of Financial Instruments — The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
•	Cash, Accounts Receivable, Value Added Tax Receivables, Short-term and Other Investments, Investments Held in Rabbi Trust and Accounts Payable. The carrying values reported in the balance sheet for cash, accounts receivable, value added tax receivables, short-term investments, investments held in rabbi trust and accounts payable approximate their fair values.

•	Forward currency forward contracts. Forward currency forward contracts are recognized in the balance sheet at fair value based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions.

•	Long-Term Debt. The fair value of long-term debt, including the current portion thereof, is estimated based on the quoted market price for the same or similar types of borrowing arrangements. As of December 31, 2008 and 2007, the Company had no outstanding long-term debt.
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
     SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. During 2008, the Company has not elected to use the fair value option permitted under SFAS 159 for any of its financial assets and financial liabilities that are not already recorded at fair value.
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
     Foreign Currency Forward Contracts — The Company enters into foreign currency forward contracts over the counter and values such contracts using a discounted cash flows model. The key inputs include forward foreign currency exchange rates and interest rates, adjusted for credit risk. The item is classified in Level 2 of the fair value hierarchy.
     Investments Held in Rabbi Trust — The Company maintains a non-qualified deferred compensation plan structured as a rabbi trust for certain eligible employees. The investment assets of the rabbi trust are valued using quoted market prices multiplied by the number of shares held in the trust, which are classified in Level 1 of the fair value hierarchy. For additional information about our deferred compensation plan, refer to Notes 9 and 23.
     Guaranteed Investment Certificates — The Company’s guaranteed investment certificates have a variable interest rate linked to the prime rate and approximates fair value due to the automatic ability to reprice with changes in the market; such items are classified in Level 2 of the fair value hierarchy.

     Value Added Tax Receivables — The value added tax “VAT” receivables are recorded at net realizable value, which approximates fair value. The Company writes down the carrying value in excess of the net realizable value based on estimated discounted future cash flows using such factors as historical sales experience and current market conditions. Such items are classified in Level 3 of the fair value hierarchy.
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
     All derivatives, including foreign currency forward contracts, are recognized in the balance sheet at fair value as defined in SFAS 157. Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions, including adjustments for credit risk. On the date the derivative contract is entered into, the Company determines whether the derivative contract should be designated as a cash flow hedge. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are recorded in “Accumulated other comprehensive income (loss)”, until the forecasted underlying transactions occur. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction within “Revenues”. Cash flows from the derivative contracts are classified within “Cash flows from operating activities” in the accompanying Consolidated Statement of Cash Flows. Ineffectiveness is measured based on the change in fair value of the forward contracts and the fair value of the hypothetical derivatives with terms that match the critical terms of the risk being hedged. Hedge ineffectiveness is recognized within “Revenues”.
     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, the Company discontinues hedge accounting prospectively. At December 31, 2008, all hedges were determined to be highly effective.
     The Company also periodically enters into forward contracts that are not designated as hedges. The purpose of these derivative instruments is to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange rates. See Note 8 for further information on financial derivative instruments.
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
     In March 2007, the EITF reached a consensus on Issue No. 06-10 (EITF 06-10), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 provides guidance on the employer’s recognition of assets, liabilities and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods. The Company adopted the provisions of EITF 06-10 on January 1, 2008. As a result of the implementation of EITF 06-10, the Company recognized a $0.5 million liability for a postretirement benefit obligation related to a split dollar arrangement on behalf of its founder and former Chairman and Chief Executive Officer which was accounted for as a reduction to the January 1, 2008 balance of retained earnings. See Note 22 — Pension Plan and Post-Retirement Benefits for further information.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), “Business Combinations” and SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”. SFAS 141R changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. On January 1, 2009, the Company adopted the provisions of SFAS 141R and SFAS 160. SFAS 141R will be applied prospectively for all business combinations entered into after January 1, 2009, the date of adoption. The provisions of SFAS 160 will also be applied prospectively to all noncontrolling interests, except for the presentation and disclosure provisions which are applied retrospectively to any noncontrolling interests that arose before January 1, 2009. The adoption of these standards did not have a material impact on the Company’s financial condition, results of operations or cash flows.
     In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures About Derivative Instruments and Hedging Activities”, which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, by requiring increased qualitative, quantitative, and credit-risk disclosures about an entity’s derivative instruments and hedging activities. On January 1, 2009, the Company adopted the provisions of SFAS 161. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3 (FSP 142-3), "Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The Company adopted the provisions of FSP 142-3 on January 1, 2009. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.
     In May 2008, the FASB issued SFAS No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles”, which reorganizes the generally accepted accounting principles (GAAP) hierarchy. SFAS 162 is intended to improve financial reporting by providing a consistent framework for determining what accounting principles should be used in preparing U.S. GAAP financial statements. With the issuance of SFAS 162, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. SFAS 162 was effective November 15, 2008, and did not have any material impact on the Company’s financial condition, results of operations and cash flows.
     In October 2008, the FASB issued FSP No. FAS 157-3 (FSP 157-3), “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active”, which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP 157-3 is effective immediately and includes those periods for which financial statements have not been issued. The Company currently does not have any financial assets that are valued using inactive markets, and as such is not impacted by the issuance of this standard.

     In December 2008, the FASB issued FSP No. FAS 132(R)-1 (FSP 132R-1), “Employers Disclosures about Postretirement Benefit Plan Assets”, which provides additional guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of adopting FSP 132R-1 on its financial statements, results of operations and cash flows.
Note 2. Fair Value
     The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of SFAS 157 consist of the following (in thousands):

		Fair Value Measurements at December 31, 2008 Using:
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			For Identical	Observable	Unobservable
		Balance at	Assets	Inputs	Inputs
		December 31,
		2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market and Open—end Mutual Funds	(1)	$111,423	$111,423	$—	$—
Investments Held in Rabbi Trust for the Deferred Compensation Plan	(2)	1,386	1,386	—	—
Guaranteed Investment Certificates	(3)	858	—	858	—
Value Added Tax Receivables	(4)	7,501	—	—	7,501

Total Assets		$121,168	$112,809	$858	$7,501

Liabilities:
Foreign Currency Forward Contracts	(5)	$11,654	$—	$11,654	$—

Total Liabilities		$11,654	$—	$11,654	$—

(1)	Included $110.7 million in “Cash and cash equivalents” and $0.7 million in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheet.

(2)	Included in “Other current assets” in the accompanying Consolidated Balance Sheet.

(3)	Included $0.1 million in “Cash and cash equivalents” and $0.8 million classified as restricted cash in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheet.

(4)	Included $1.1 million in “Other Current Assets”, $1.5 million in “Receivables” and $4.9 million in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheet.

(5)	Included $11.7 million in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheet.
     The following table presents a reconciliation of the beginning and ending balances for the Company’s value added tax receivables measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2008:

Balance, January 1, 2008	$8,247
Included in earnings[1]	(592)
Purchases, issuances and settlements	(154)

Balance, December 31, 2008	$7,501

Unrealized Gains (Losses) Included in Earnings Above
For the year ended December 31, 2008	$—

[1]	Represents the write down to net realizable value included in “General and administrative” costs in the accompanying Consolidated Statement of Operations.

     At December 31, 2008, the Company also had assets that under certain conditions would be subject to measurement at fair value on a non-recurring basis, like those associated with acquired businesses, including goodwill and other intangible assets, and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets was determined to be impaired; however, no impairment losses have occurred relative to any of these assets during 2008. When and if recognition of these assets at their fair value is necessary, such measurements would be determined utilizing Level 3 inputs.
Note 3. Acquisitions and Dispositions
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
     The Company allocated the net purchase price of $27.0 million less the $5.0 million contingent purchase price held in escrow plus direct acquisition costs of $0.6 million, or $22.6 million, to the tangible assets, liabilities and intangible purchased assets based on their estimated fair values in accordance with SFAS No. 141, “Business Combinations.” The excess net purchase price over these fair values is recognized as goodwill, which is not expected to be deductible for tax purposes. These fair values are based on management’s estimates and assumptions, including variations of the income approach, the market approach and the cost approach, resulting in a purchase price allocation to net assets of $4.2 million, to goodwill of $14.4 million, to a deferred tax liability of $2.9 million and to purchased intangible assets of $6.9 million as detailed in the following table (in thousands):

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

$30,442

     The following unaudited pro forma data summarizes the combined results of operations of the Company and Apex for 2006 as if the combination had been consummated on January 1, 2006 (in thousands, except per share data):

Year Ended December 31, 2006
Revenues	$588,280
Income before provision for income taxes	$54,144
Net income	$44,064
Net income per diluted share	$1.10
     Amortization expense, related to the purchased intangible assets resulting from the acquisitions (other than goodwill), of $1.4 million, $1.5 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006 respectively, is included in “General and administrative” costs in the accompanying Consolidated Statements of Operations.

     The following table presents the Company’s purchased intangible assets (in thousands) as of December 31, 2008:

				Weighted Average
	Gross	Accumulated	Net	Amortization
	Intangibles	Amortization	Intangibles	Period (years)
Customer relationships	$6,711	$2,596	$4,115	7
Trade name	892	446	446	5
Non-compete agreements	610	610	—	2
Other	237	212	25	3

	$8,450	$3,864	$4,586	6

     The following table presents the Company’s purchased intangible assets (in thousands) as of December 31, 2007:

				Weighted Average
	Gross	Accumulated	Net	Amortization
	Intangibles	Amortization	Intangibles	Period (years)
Customer relationships	$7,589	$1,762	$5,827	8
Trade name	979	293	686	5
Non-compete agreements	724	675	49	2
Other	270	186	84	3

	$9,562	$2,916	$6,646	7

     The Company’s estimated future amortization expense for the five succeeding years is as follows (in thousands):

Years Ending December 31,	Amount
2009	$1,375
2010	$1,351
2011	$1,262
2012	$598
2013	$—
     Changes in goodwill, within the America’s segment, consist of the following (in thousands):

Amount
Balance at December 31, 2006	$20,422
Contingent payment for Apex acquisition	2,068
Foreign currency translation	(22)

Balance at December 31, 2007	22,468
Contingent payment for Apex acquisition	3,076
Foreign currency translation	(2,353)

Balance at December 31, 2008	$23,191

Note 4. Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company’s credit concentrations are limited due to the wide variety of customers and markets in which the Company’s services are sold. See Note 8 - Financial Derivatives, for a discussion of the Company’s credit risk relating to financial derivative instruments.
Note 5. Receivables
     Receivables consist of the following (in thousands):

	December 31,
	2008	2007
Trade accounts receivable	$155,764	$144,165
Income taxes receivable	1,245	549
Other	3,128	3,589

	160,137	148,303

Less allowance for doubtful accounts	3,070	2,813

	$157,067	$145,490

Note 6. Prepaid Expenses
     Prepaid expenses consist of the following (in thousands):

	December 31,
	2008	2007
Inventory, at cost	$1,604	$3,486
Prepaid rent	1,217	1,534
Prepaid maintenance	1,942	2,117
Prepaid insurance	640	933
Prepaid other	1,681	2,835

	$7,084	$10,905

Note 7. Other Current Assets
     Other current assets consist of the following (in thousands):

	December 31,
	2008	2007
Deferred tax assets (Note 18)	$8,199	$5,780
Restricted cash (Notes 2 and 3)	1,134	3,132
Financial derivatives (Note 8)	—	8,372
Investments held in Rabbi Trust (Note 9)	1,386	1,405
Value added tax certificates (Note 1)	1,121	—
Other current assets	1,477	1,139

	$13,317	$19,828

Note 8. Financial Derivatives
     The Company had derivative assets and liabilities relating to outstanding forward contracts, designated as cash flow hedges, maturing within 12 months, consisting of Philippine peso contracts with a notional value of $107.0 million and $97.2 million as of December 31, 2008 and 2007, respectively. These derivative instruments are classified as “Other current assets” of $0.0 million and $8.4 million; and “Other accrued expenses and current liabilities” of $11.4 million and $0.1 million as of December 31, 2008 and 2007, respectively, in the accompanying Consolidated Balance Sheets.
     The Company had a total of $(7.8) million and $5.0 million of deferred (losses) gains, net of taxes of $(3.0) million and $2.7 million, on these derivative instruments as of December 31, 2008 and 2007, respectively, recorded in “Accumulated other comprehensive income (loss)” in the accompanying Consolidated Balance Sheets. The deferred loss expected to be reclassified to “Revenues” from “Accumulated other comprehensive income (loss)” during the next twelve months is $7.8 million. However, this amount and other future reclassifications from “Accumulated other comprehensive income (loss)” will fluctuate with movements in the underlying market price of the forward contracts.
     Net (losses) of $(1.9) million and net gains of $4.3 million from settled hedge contracts were reclassified from “Accumulated other comprehensive income (loss)” to “Revenues” during 2008 and 2007, respectively, in the accompanying Consolidated Statements of Operations (none in 2006). During 2008 and 2007, the Company recognized (losses) gains related to hedge ineffectiveness of $(0.5) million and $1.8 million, respectively which were reclassified from “Accumulated other comprehensive income (loss)” to “Revenues”. In addition, during 2007, the Company recognized in “Revenues” losses of $1.1 million related to changes in the fair value of the forward contracts attributable to the difference in the spot and forward exchange rates, which was excluded from the assessment of hedge effectiveness (none in 2008 and 2006).
     During 2008, the Company entered into forward contracts to sell CAD 25.0 million at fixed prices of EUR 14.6 million. Also, during 2007, the Company entered into and settled forward contracts to purchase PHP 385.3 million and CAD 2.5 million at fixed prices of $8.0 million and $2.5 million, respectively. Since these contracts were not designated as accounting hedges, they were accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized in the current period. As a result, the Company recognized losses in 2008 of $0.3 million related to these contracts, which are included in “Revenues” in the accompanying Consolidated Statement of Operations (not material for 2007). As of December 31, 2008 and 2007, the Company had derivative liabilities of $0.3 million and $0.1 million, respectively, related to outstanding forward contracts, not designated as hedges, maturing within twelve months and three months, respectively. These derivative instruments are classified as “Other accrued expenses and current liabilities” as of December 31, 2008 and 2007 in the accompanying Consolidated Balance Sheets.
     In February 2009, the Company entered into an additional forward contract to sell PHP 175.0 million at fixed prices of Euro 2.8 million through April 2009 to hedge an intercompany loan payment denominated in PHP.
Note 9. Investments Held in Rabbi Trust
     The Company’s Investments Held in Rabbi Trust, classified as trading securities and included in “Other current assets” in the accompanying Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	December 31, 2008		December 31, 2007
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$1,810	$1,386	$1,196	$1,405
     Investments Held in Rabbi Trust were comprised of mutual funds, 72% of which are equity-based and 28% were debt-based at December 31, 2008. Investment income, included in “Other income (expense)” in the accompanying Consolidated Statements of Operations for the years ended December 31, 2008 and 2007 consists of the following (in thousands):

	December 31,
	2008	2007
Gross realized gains from sale of trading securities	$2	$2
Gross realized losses from sale of trading securities	(13)	(4)
Dividend and interest income	44	124
Net unrealized holding losses	(660)	(71)

Net investment (loss) income	$(627)	$51

Note 10. Short-term Investments
     As of December 31, 2007, the Company had short-term investments of $17.8 million in commercial paper (none for 2008) with a remaining maturity of less than one year. Short-term investments are carried at amortized cost, which approximates fair value. Therefore, there were no significant unrecognized holding gains or losses at December 31, 2007.

Note 11. Property and Equipment
     Property and equipment consist of the following (in thousands):

	December 31,
	2008	2007
Land	$4,180	$4,262
Buildings and leasehold improvements	57,082	52,770
Equipment, furniture and fixtures	188,550	192,170
Capitalized software development costs	3,074	2,692
Transportation equipment	706	701
Construction in progress	498	258

	254,090	252,853
Less accumulated depreciation	173,700	174,279

	$80,390	$78,574

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
Note 12. Deferred Charges and Other Assets
     Deferred charges and other assets consist of the following (in thousands):

	December 31,
	2008	2007
Non-current deferred tax assets (see Note 18)	$14,679	$14,757
Non-current value added tax receivables, net	4,924	6,394
Restricted cash (see Note 21)	453	923
Investment in SHPS, Incorporated, at cost	2,089	2,089
Other	2,712	1,892

	$24,857	$26,055

Note 13. Accrued Employee Compensation and Benefits
     Accrued employee compensation and benefits consist of the following (in thousands):

	December 31,
	2008	2007
Accrued compensation	$15,245	$17,971
Accrued bonus and commissions	10,021	8,358
Accrued vacation	10,954	9,019
Accrued employment taxes	8,657	7,535
Other	2,317	3,362

	$47,194	$46,245

Note 14. Deferred Revenue
The components of deferred revenue consist of the following (in thousands):

	December 31,
	2008	2007

Future service	$23,530	$28,571
Penalties and holdbacks	3,425	3,251

	$26,955	$31,822

Note 15. Other Accrued Expenses and Current Liabilities
     Other accrued expenses and current liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Accrued legal and professional fees	$3,097	$3,291
Accrued roadside assistance claim costs	1,937	2,042
Deferred tax liabilities (Note 18)	—	2,867
Accrued telephone charges	556	640
Accrued rent	446	518
Forward contracts (Note 8)	11,654	188
Other	3,367	4,586

	$21,057	$14,132

Note 16. Borrowings
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
     The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at the Company’s option, at (a) the Base Rate (defined as the higher of the lender’s prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin up to 0.50%, or (b) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin up to 1.25%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 0.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 1.25%. In addition, a commitment fee of up to 0.25% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 14, 2010, are secured by a pledge of 65% of the stock of each of the Company’s active direct foreign subsidiaries. The Credit Facility prohibits the Company from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings in 2008 and no outstanding balances as of December 31, 2008, with $50.0 million availability on the Credit Facility.
Note 17. Accumulated Other Comprehensive Income (Loss)
     The Company presents data in the Consolidated Statements of Changes in Shareholders’ Equity in accordance with SFAS No. 130 (SFAS 130), “Reporting Comprehensive Income.” SFAS 130 establishes rules for the reporting of comprehensive income (loss) and its components. The components of other accumulated comprehensive income (loss) consist of the following (in thousands):

	Foreign	Unrealized	Unrealized Gain
	Currency	Actuarial Gain	(Loss) on Cash
	Translation	(Loss) Related to	Flow Hedging
	Adjustment	Pension Liability	Instruments	Total
Balance at January 1, 2006	$(3,435)	$—	$—	$(3,435)
Pre tax amount	10,396	(1,607)	—	8,789
Tax benefit	—	563	—	563
Reclassification to net income	(48)	—	—	(48)

Balance at December 31, 2006	6,913	(1,044)	—	5,869
Pre tax amount	23,195	4,166	13,821	41,182
Tax (provision)	—	(803)	(2,693)	(3,496)
Reclassification to net income	(13)	43	(6,128)	(6,098)
Foreign currency translation	197	(197)	—	—

Balance at December 31, 2007	30,292	2,165	5,000	37,457
Pre tax amount	(34,451)	48	(21,247)	(55,650)
Tax (provision) benefit	—	(479)	5,664	5,185
Reclassification to net income	(4)	(61)	2,390	2,325
Foreign currency translation	(73)	(286)	359	—

Balance at December 31, 2008	$(4,236)	$1,387	$(7,834)	$(10,683)

     Earnings associated with the Company’s investments in its subsidiaries are considered to be permanently invested and no provision for income taxes on those earnings or translation adjustments has been provided.
Note 18. Income Taxes
     The income (loss) before provision for income taxes includes the following components (in thousands):

	Years Ended December 31,
	2008	2007	2006
Domestic (U.S., state and local)	$(7,207)	$(7,426)	$555
Foreign	89,189	61,477	50,904

Total income before provision for income taxes	$81,982	$54,051	$51,459

     Significant components of the income tax provision are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current:
U.S. federal	$(323)	$403	$107
State and local	—	66	—
Foreign	20,390	13,617	8,831

Total current provision for income taxes	20,067	14,086	8,938

Deferred:
U.S. federal	3,600	57	977
State and local	357	7	(94)
Foreign	(2,603)	42	(685)

Total deferred provision for income taxes	1,354	106	198

Total provision for income taxes	$21,421	$14,192	$9,136

     The temporary differences that give rise to significant portions of the deferred income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Accrued expenses	$(932)	$(957)	$(3,118)
Net operating loss and tax credit carryforwards	4,093	1,465	(3,315)
Depreciation and amortization	1,750	435	478
Deferred revenue	(2,087)	398	(333)
Deferred statutory income	2,252	(631)	163
Valuation allowance	(4,087)	(1,244)	6,460
Other	365	640	(137)

Total deferred provision for income taxes	$1,354	$106	$198

     The reconciliation of income tax provision computed at the U.S. federal statutory tax rate to the Company’s effective income tax provision is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Tax at U.S. statutory rate	$28,694	$18,917	$18,011
State income taxes, net of federal tax benefit	357	3	(173)
Tax holidays	(10,895)	(6,499)	(7,544)
Change in valuation allowance, net of related adjustments	1,280	2,640	2,659
Foreign rate differential	(9,144)	(7,025)	(3,859)
Changes in uncertain tax positions	(2,261)	1,087	—
Permanent differences	6,388	3,124	(670)
Foreign withholding and other taxes	7,545	1,344	849
Tax credits	(1,477)	—	—
Other	934	601	(137)

Total provision for income taxes	$21,421	$14,192	$9,136

     During 2008, the Company distributed approximately $62.0 million in current earnings from its Philippine operations to its foreign parent in the Netherlands to take advantage of the expiring tax provisions of IRC section 954(c)(6). These tax provisions permit continued tax deferral on such distributions that would otherwise be taxable immediately in the United States. While the distribution is not taxable in the United States, it is subject to a withholding tax of $6.2 million, which is included in the provision for income taxes in the Consolidated Statements of Operations for 2008. A provision for income taxes has not been made for the undistributed earnings of foreign subsidiaries of approximately $365.0 million at December 31, 2008, as the earnings are permanently reinvested in foreign business operations. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable.
     The Company recognized a tax expense of $6.7 million resulting from taxable foreign exchange gains realized on non-functional currencies, which is included in the provision for income taxes in the Consolidated Statements of Operations for 2008.
     The Company has been granted tax holidays in the Philippines, Costa Rica, El Salvador and India. The tax holidays have various expiration dates ranging from 2009 through 2018. Upon expiration, the Company intends to seek renewals of these tax holidays, where possible. The Company’s tax holidays decreased the provision for income taxes by $10.9 million ($0.27 per diluted share), $6.5 million ($0.16 per diluted share) and $7.5 million ($0.19 per diluted share) for the years ended December 31, 2008, 2007 and 2006, respectively.
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes.
     The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2008 and 2007, respectively, are presented below (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Accrued expenses	$7,629	$6,042
Net operating loss and tax credit carryforwards	41,237	44,078
Depreciation and amortization	7,772	10,369
Deferred revenue	5,308	2,638
Valuation allowance	(30,618)	(34,023)

	31,328	29,104

Deferred tax liabilities:
Accrued liabilities	(1,906)	(1,259)
Depreciation and amortization	(8,345)	(9,430)
Deferred statutory income	(1,634)	(4,952)

	(11,885)	(15,641)

Net deferred tax assets	$19,443	$13,463

	December 31,
	2008	2007
Classified as follows:
Other current assets (Note 7)	$8,199	$5,780
Deferred charges and other assets (Note 12)	14,679	14,757
Other accrued expenses and current liabilities (Note 15)	—	(2,867)
Other long-term liabilities	(3,435)	(4,207)

Net deferred tax assets	$19,443	$13,463

     The Company establishes a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In September, 2008, the Company determined that its profitability and expectations of future profitability of certain foreign subsidiaries indicated that it was “more likely than not” that portions of the deferred tax assets would be realized. Accordingly, in the third quarter of 2008, the Company recognized an increase in its deferred tax assets of $6.1 million through a partial reversal of the valuation allowance. The reversal of the valuation allowance of $6.1 million reduced the provision for income taxes in the accompanying Consolidated Statement of Operations for 2008. At December 31, 2008, management has determined that a valuation allowance of approximately $30.6 million is necessary to reduce U.S. deferred tax assets by $10.8 million and foreign deferred tax assets by $19.8 million. It is reasonably possible that the Company will be required to release up to $6.5 million of valuation allowance during 2009 pursuant to the requirements of SFAS 109.
     There is approximately $115.4 million of income tax loss carryforwards at December 31, 2008 with varying expiration dates, approximately $80.2 million of which relates to foreign operations and $35.2 million relating to U.S operations. For U.S. purposes, a net operating loss carryforward of approximately $35.2 million as well as $4.3 million of tax credits are available at December 31, 2008 for carryforward, with the latest expiration date ending December 31, 2025. Of this $35.2 million carryforward, $10.1 million is limited as it relates to net operating loss carryforwards of a domestic subsidiary acquired in prior years. With respect to foreign operations, $59.6 million of the net operating loss carryforwards have an indefinite expiration date and the remaining $20.6 million net operating loss carryforwards have varying expiration dates through December 2014.
     The Company’s examination by the U.S. Internal Revenue Service concluded in 2008 with no assessments for tax years ended July 31, 2003, December 31, 2003 and December 31, 2004. In the fourth quarter of 2008, the German Supreme Court overturned a lower German tax court ruling on a legacy tax position resulting in the loss of $3.1 million of future tax benefits on which the valuation allowance had been reversed in the third quarter of 2008. The Company’s corporate tax examination in Germany was substantially concluded for tax periods covering 1996-2004 resulting in an additional expense of $1.0 million in 2008. In addition, the Company was informed that the German tax authorities will audit tax periods 2005-2007. A certain Canadian subsidiary examination by Canada Revenue Agency for 2002 and 2003 concluded in 2008 with no significant changes. A Philippine subsidiary is being audited by the Philippine tax authorities for tax years 2006 through 2007. The Company’s 2005 audit examination in Scotland also concluded in 2008 resulting in a cash settlement of $0.3 million. The Indian tax authorities previously issued an assessment for the tax year ended March 31, 2004, which was reduced by $1.4 million as a result of a favorable tax audit determination in March, 2008. This revised assessment is currently on appeal with the Indian tax authorities. In addition, the Company is currently under examination in India for tax years ended March 31, 2006 and 2005.
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
     As of December 31, 2008, the Company had $3.4 million of unrecognized tax benefits, a net decrease of $2.0 million from $5.4 million as of December 31, 2007. This decrease relates primarily to the recognition of tax benefits related to transfer pricing as a result of favorable tax audits. If the Company recognized these tax benefits, approximately $3.1 million and related interest and penalties would favorably impact the effective tax rate. The Company believes it is reasonably possible that its unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $0.3 million due to audit or appeal resolution in various tax jurisdictions.
     The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had $2.0 million and $3.0 million accrued for interest and penalties as of December 31, 2008 and 2007, respectively. Of the accrued interest and penalties at December 31, 2008 and 2007, $1.2 million and $2.2 million, respectively, relate to statutory penalties. The amount of interest and penalties recognized in the accompanying Consolidated Statements of Operations for the years ended December 31, 2008 and 2007 was ($1.0) million and $0.6 million, respectively.
     The tabular reconciliation of the amounts of unrecognized net tax benefits for the years ended December 31, 2008 and 2007 is presented below (in thousands):

Amount
Gross unrecognized tax benefits as of January 1 2007 (date of adoption)	$9,095
Prior period tax position decreases	(4,110)
Current period tax position increases	220
Decrease from settlements with tax authorities	(233)
Foreign currency translation	386

Gross unrecognized tax benefits as of December 31, 2007	5,358
Prior period tax position decreases	(383)
Decrease from settlements with tax authorities	(1,404)
Foreign currency translation	(213)

Gross unrecognized tax benefits as of December 31, 2008	$3,358

     The Company files income tax returns in the U.S. and foreign jurisdictions. The following table presents the major tax jurisdictions and tax years that are open as of December 31, 2008 and subject to examination by the respective tax authorities:

Tax Jurisdiction	Tax Year Ended
Canada	2005 to present
Costa Rica	2005 to present
Germany	1996 to present**
India	2003 to present
Philippines	2006 to present
Scotland	2006 to present
United States	(1997 to 1999, 2002-2004)* and 2005 to present

*	These tax years are open to the extent of the Net Operating Loss carryforward amount.
**	Since the final written opinion from the German Supreme Court has not been received and amended tax assessment notices are still outstanding these tax years have not been officially closed.

Note 19. Termination Costs Associated With Exit Activities
     On November 3, 2005, the Company committed to a plan (the “Plan”) to reduce its workforce by approximately 200 people in one of its European customer contact management centers in Germany in response to the October 2005 contractual expiration of a technology client program, which generated annual revenues of approximately $12.0 million. The Company substantially completed the Plan by the end of the third quarter of 2007. Total charges related to the Plan were $1.4 million. These charges include approximately $1.2 million for severance and related costs and $0.2 million for other exit costs. The Company ceased using certain property and equipment estimated at $0.2 million, and depreciated these assets over a shortened useful life, which approximated eight months. As a result, the Company recorded additional depreciation of approximately $0.2 million during 2006. The Company reversed previously accrued termination costs of less than $0.1 million in “Direct salaries and related costs” in the accompanying Consolidated Statement of Operations for 2007 due to a change in estimate. Termination costs of $0.7 million are included in “Direct salaries and related costs” for 2006. Cash payments related to termination costs made totaled $0.6 million and $0.6 million for 2007 and 2006, respectively. Termination costs to date approximate $1.2 million with cash payments to date of $1.2 million.
Note 20. Earnings Per Share
     Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options, stock appreciation rights, restricted stock, common stock units and shares held in a rabbi trust using the treasury stock method. For the years ended December 31, 2008, 2007 and 2006, the impact of outstanding options to purchase shares of common stock and stock appreciation rights of 0.1 million shares, 0.1 million shares and 0.1 million shares, respectively, were antidilutive and were excluded from the calculation of diluted earnings per share.
     The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Basic:
Weighted average common shares outstanding	40,618	40,387	39,829
Diluted:
Dilutive effect of stock options, stock appreciation rights, restricted stock, common stock units and shares held in a rabbi trust	343	312	390

Total weighted average diluted shares outstanding	40,961	40,699	40,219

     On August 5, 2002, the Company’s Board of Directors authorized the Company to purchase up to three million shares of its outstanding common stock. A total of 1.7 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors such as, including but not limited to, the stock price and general market conditions.
     During 2008 the Company repurchased 34.0 thousand common shares under the 2002 repurchase program at a price of $14.83 per share for a total cost of $0.5 million (none in 2007 and 2006).
     During 2008, the Company cancelled 4.6 million shares of its Treasury stock and recorded reductions of $0.1 million to “Common stock”, $33.3 million to “Additional paid-in capital”, $51.5 million to “Treasury stock” and $18.1 million to “Retained earnings”.
Note 21. Commitments and Loss Contingency
     The Company leases certain equipment and buildings under operating leases having original terms ranging from one to twenty-five years, some with options to cancel at varying points during the lease. The building leases contain up to two five-year renewal options. Rental expense under operating leases for the years ended December 31, 2008, 2007 and 2006 was approximately $23.0 million, $20.4 million, and $17.3 million, respectively.

     The following is a schedule of future minimum rental payments under operating leases having a remaining non-cancelable term in excess of one year subsequent to December 31, 2008 (in thousands):

Total
Year Ending December 31,	Amount
2009	$12,952
2010	7,597
2011	3,009
2012	1,830
2013	1,038
Thereafter	6,225

Total minimum payments required	$32,651

     A lease agreement, relating to the Company’s customer contact management center in Ireland, contains a cancellation clause which requires the Company, in the event of cancellation, to restore the facility to its original state at an estimated cost of $0.7 million as of December 31, 2008 and pay a cancellation fee of $0.5 million, which approximates two annual rental payments under the lease agreement. As of December 31, 2008, the Company had no plans to cancel this lease agreement. Therefore, the Company does not expect to make any payments under this agreement and, accordingly, has not recorded a liability in the accompanying Consolidated Balance Sheets.
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
     The following is a schedule of future minimum purchases remaining under the agreements as of December 31, 2008 (in thousands):

Total
Year Ending December 31,	Amount
2009	$4,157
2010	1,898
2011	1,487
2012	73
2013	17

Total minimum payments required	$7,632

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

     The Company has previously disclosed regulatory sanctions assessed against our Spanish subsidiary relating to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. In order to appeal these claims, the Company issued a bank guarantee of $0.9 million. During 2008, $0.4 million of the bank guarantee was returned to the Company. The remaining balance of the bank guarantee of $0.5 million is included as restricted cash in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets as of December 31, 2008 ($0.9 million as of December 31, 2007). The Company has been and will continue to vigorously defend these matters. However, due to further progression of several of these claims within the Spanish court system, and based upon opinion of legal counsel regarding the likely outcome of several of the matters before the courts, the Company has accrued the amount of $1.3 million as of December 31, 2008 and 2007 under SFAS No. 5, “Accounting for Contingencies” because management believes that a loss is probable and the amount of the loss can be reasonably estimated as to three of the subject claims. There are two other related claims, one of which is currently under appeal, and the other of which is in the early stages of investigation, but the Company has not accrued any amounts related to either of those claims because management does not currently believe a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to those two claims.
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
Note 22. Pension and Other Post-Retirement Benefits
Defined Benefit Pension Plan
     The Company sponsors a non-contributory defined benefit pension plan (the “Pension Plan”) for its employees in the Philippines. The Pension Plan provides defined benefits based on years of service and final salary. All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plan. As of December 31, 2008, the Pension Plan was unfunded. The Company does not expect to make cash contributions to its Pension Plan during 2009.
     The following tables provide a reconciliation of the change in the benefit obligation for the Pension Plan and the net amount recognized in the accompanying Consolidated Balance Sheets (in thousands):

	For the Years Ended
	December 31,
	2008	2007
Beginning benefit obligation	$353	$3,455
Service cost[1]	80	(9)
Interest cost	35	305
Actuarial gain	(48)	(4,166)
Effect of foreign currency translation	(81)	768

Ending benefit obligation	$339	$353

Unfunded status	$(339)	$(353)

Net amount recognized	$(339)	$(353)

[1]	Service cost for 2007 includes a change in estimate for the assumptions related to the employee turnover rate.
     The net amount recognized consists of accrued benefit costs of $0.3 million and $0.4 million as of December 31, 2008 and 2007, respectively, and is included in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.
     Weighted-average actuarial assumptions used to determine the benefit obligations and net periodic benefit cost for the Pension Plan were as follows:

	For the Years Ended
	December 31,
	2008	2007	2006
Discount rate	10.5%	8.3%	8.3%
Rate of compensation increase	5.0% — 10.0%	5.0% — 10.0%	8.0%
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
     The following table provides information about the net periodic benefit cost and other accumulated comprehensive income for the Pension Plan (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Service cost	$80	$(9)	$348
Interest cost	35	305	188
Recognized actuarial (gains) losses	(65)	43	7

Net periodic benefit cost	50	339	543
Unrealized net actuarial (gain) loss, net of tax	(1,387)	(2,165)	1,044

Total recognized in net periodic benefit cost and other accumulated comprehensive income (loss)	$(1,337)	$(1,826)	$1,587

     The estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

Year Ending December 31,	Amount
2009	$—
2010	$—
2011	$3
2012	$—
2013	$6
2014 through 2018	$4,391
     In December 2006, the Company adopted the recognition provisions of SFAS No. 158 (“SFAS 158”) "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” resulting in a $1.0 million non-cash charge to equity related to unrealized actuarial losses, net of tax of $0.6 million, and a $1.6 million non-cash increase in other long-term liabilities, which represents the Pension Plan’s underfunded status. The Company expects to recognize $0.1 million of net actuarial gains as a component of net periodic benefit cost in 2009.
Employee Retirement Savings Plan
     The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matches 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company contribution was $0.7 million for each of the years ended December 31, 2008, 2007 and 2006.

Split Dollar Life Insurance Arrangement
     In 1996, the Company entered into a split dollar life insurance arrangement to benefit the former Chairman and Chief Executive Officer of the Company. Under the terms of the arrangement, the Company retained a collateral interest in the policy to the extent of the premiums paid by the Company. Effective January 1, 2008, the Company recorded a $0.5 million liability for a post-retirement benefit obligation related to this arrangement, which was accounted for as a reduction to the January 1, 2008 balance of retained earnings in accordance with EITF 06-10. The post-retirement benefit obligation of $0.1 million and $0.4 million was included in “Accrued Employee Compensation and benefits” and “Other long-term liabilities”, respectively, in the accompanying Consolidated Balance Sheet as of December 31, 2008.
Post-Retirement Defined Contribution Healthcare Plan
     On January 1, 2005, the Company established a Post-Retirement Defined Contribution Healthcare Plan for eligible employees meeting certain service and age requirements. The plan is fully funded by the participants and accordingly, the Company does not recognize expense relating to the plan.
Note 23. Stock-Based Compensation
     A detailed description of each of the Company’s stock-based compensation plans is provided below, including the 2001 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. Stock-based compensation expense related to these plans, which is included in “General and administrative” costs primarily in the Americas in the accompanying Consolidated Statements of Operations, was $4.8 million, $4.2 million and $2.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company recognized income tax benefits in the accompanying Consolidated Statements of Operations for years ended December 31, 2008, 2007 and 2006 of $1.9 million, $1.6 million and $1.0 million, respectively. In addition, the Company recognized benefits of tax deductions in excess of recognized tax benefits of $0.7 million and $2.4 million from the exercise of stock options in the years ended December 31, 2008 and 2006, respectively (none in 2007). There were no capitalized stock-based compensation costs at December 31, 2008, 2007 and 2006.
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
     Stock Options — Options are granted at fair market value on the date of the grant and generally vest over one to four years. All options granted under the Plan expire if not exercised by the tenth anniversary of their grant date. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions. The fair value of the stock option awards is expensed on a straight-line basis over the vesting period of the award. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Exercises and forfeitures are estimated within the valuation model using employee termination and other historical data. The expected term of the stock option awards granted is derived from historical exercise experience under the Plan and represents the period of time that stock option awards granted are expected to be outstanding. No stock options were granted during the years ended December 31, 2008, 2007 or 2006.

     The following table summarizes stock option activity under the Plan as of December 31, 2008 and for the year then ended:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
Stock Options	(000s)	Price	(in years)	(000s)

Outstanding at January 1, 2008	484	$13.49
Granted	—	—
Exercised	(105)	11.20
Forfeited or expired	(44)	23.10

Outstanding at December 31, 2008	335	$12.94	2.2	$2,170

Vested or expected to vest at December 31, 2008	335	$12.94	2.2	$2,170

Exercisable at December 31, 2008	335	$12.94	2.2	$2,170

     Options exercised in the three years ended December 31, 2008, 2007 and 2006 had an intrinsic value of $0.8 million, $0.9 million and $6.4 million, respectively. All options were fully vested as of December 31, 2006 and there is no unrecognized compensation cost as of December 31, 2008 related to these options granted under the Plan (the effect of estimated forfeitures is not material.) The total fair value of stock options vested during the year ended December 31, 2006 was $0.8 million (none in 2008 and 2007).
     Cash received from stock options exercised under all stock-based compensation plans for the years ended December 31, 2008, 2007 and 2006 was $1.2 million, $0.5 million and $4.3 million, respectively.
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

     The following table summarizes the assumptions used to estimate the fair value of SARs granted during the year ended December 31, 2008, 2007 and 2006:

	Years Ended
	December 31,
	2008	2007	2006
Expected volatility	47%	53%	61%
Weighted-average volatility	47%	53%	61%
Expected dividends	—	—	—
Expected term (in years)	4.0	4.0	3.8
Risk-free rate	3.1%	4.5%	4.8%
The following table summarizes SARs activity under the Plan as of December 31, 2008 and for the year then ended:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
Stock Appreciation Rights	(000s)	Price	(in years)	(000s)

Outstanding at January 1, 2008	243	$—
Granted	133	—
Exercised	(9)	—
Forfeited or expired	—	—

Outstanding at December 31, 2008	367	$—	8.2	$858

Vested or expected to vest at December 31, 2008	367	$—	8.2	$858

Exercisable at December 31, 2008	112	$—	7.2	$513

     The weighted-average grant-date fair value of the SARs granted during the years ended December 31, 2008, 2007 and 2006 was $7.20, $7.72 and $7.28, respectively. The total intrinsic value of SARs exercised during the year ended December 31, 2008 was $0.1 million (none in 2007 and 2006).
     The following table summarizes the status of nonvested SARs under the Plan as of December 31, 2008 and for the year then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Stock Appreciation Rights	(000s)	Fair Value

Nonvested at January 1, 2008	202	$7.54
Granted	134	$7.20
Vested	(81)	$7.50
Forfeited	—	$—

Nonvested at December 31, 2008	255	$7.38

     As of December 31, 2008, there was $1.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock appreciation rights granted under the Plan. This cost is expected to be recognized over a weighted-average period of 1.7 years. SARs that vested during the year ended December 31, 2008 and 2007 had a fair value of $0.1 million and $0.2 million, respectively, as of the vesting date (none in 2006).
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
     The weighted-average grant-date fair value of the Restricted Shares/Units granted during the years ended December 31, 2008, 2007 and 2006 was $17.86, $16.93 and $14.92, respectively.
     The following table summarizes the status of nonvested Restricted Shares/Units under the Plan as of December 31, 2008 and for the year then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Restricted Shares/Units	(000s)	Fair Value

Nonvested at January 1, 2008	438	$15.69
Granted	188	$17.86
Vested	(78)	$14.73
Forfeited	—	$—

Nonvested at December 31, 2008	548	$16.57

     As of December 31, 2008, based on the probability of achieving the performance goals, there was $4.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested Restricted Shares/Units granted under the Plan. This cost is expected to be recognized over a weighted-average period of 1.7 years. The restricted shares that vested during the year ended December 31, 2008 had a fair value of $0.2 million as of the vesting date (not material in 2007 and 2006).
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

     The following table summarizes CSUs activity under the Plan as of December 31, 2008, and changes during the year then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Common Stock Units	(In thousands)	Fair Value

Nonvested at January 1, 2008	58	$16.21
Granted	29	$17.87
Vested	(10)	$15.03
Forfeited	—	$—

Nonvested at December 31, 2008	77	$16.99

     As of December 31, 2008, there was $0.3 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted under the Plan. This cost is expected to be recognized over a weighted-average period of 0.4 years. The fair value of the CSUs that vested during the years ended December 31, 2008, 2007 and 2006 were not material as of the vesting dates.
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
     Additionally, the 2004 Fee Plan provides that each non-employee Director receives on the day after the annual shareholders’ meeting, an annual retainer for service as a non-employee Director, the amount of which shall be determined from time to time by the Board (currently set at $70,000) to be paid in CSUs and in cash. The number of CSUs to be granted under the 2004 Fee Plan will be determined by dividing the amount of the annual retainer by an amount equal to 105% of the average of the closing prices for the Company’s common stock on the five trading days preceding the award date (the day after the annual meeting). Prior to March 2008, the annual grant of CSUs vest in two equal installments, one-half on the date of each of the following two annual shareholders’ meetings. There were grants of 18 thousand, 18 thousand and 30 thousand CSUs issued under the 2004 Fee Plan during the years ended December 31, 2008, 2007 and 2006, respectively.
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
     In August 2008, the Board adopted amendments to the 2004 Fee Plan to increase the annual retainer for service as a non-employee Director from $50,000 to $70,000, increase the portion of the annual retainer to be paid in cash from $12,500 to $32,500 and eliminate the requirement to pay 75% of the annual retainer in CSUs and 25% in cash. The Board also approved an increase in committee fees for services provided by non-employee Directors from a “per meeting” fee of $1,250 to an annual retainer of $10,000 for audit committee members and $7,500 for other committee members. The Board also amended the 2004 Fee Plan to provide that shares of common stock of the Company would be awarded instead of CSUs beginning with the grants awarded at the annual meeting in May 2008.

In addition, the annual retainer for the chair of the audit committee increased from $10,000 to $20,000 and for the chairs of the other committees increased from $5,000 ($0 for the finance committee) to $12,500.
     The following table summarizes the status of the nonvested CSUs and share awards under the 2004 Fee Plan as of December 31, 2008 and for the year then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Common Stock Units	(000s)	Fair Value

Nonvested at January 1, 2008	31	$17.69
Granted	18	$20.11
Vested	(29)	$17.76
Forfeited	—	$—

Nonvested at December 31, 2008	20	$19.69

     CSUs and share awards that vested during the years ended December 31, 2008, 2007 and 2006 had a fair value of $0.6 million, $0.7 million and $0.4 million, respectively.
     Compensation expense for CSUs granted after the adoption of SFAS No. 123R, (SFAS 123R), "Share-Based Payment” on January 1, 2006 and before the 2004 Fee Plan amendment in March 2008 (as discussed above), is recognized immediately on the date of grant since these grants automatically vest upon termination of a Director’s service, whether by death, retirement, resignation, removal or failure to be reelected at the end of his or her term. However, compensation expense for CSUs granted before adoption of SFAS 123R is recognized over the requisite service period, or “nominal” vesting period of two to three years, in accordance with APB No. 25, “Accounting for Stock Issued to Employees”. Compensation expense related to CSUs granted before adoption of SFAS 123R was $0.1 million and $0.3 million for the years ended December 31, 2007 and 2006, respectively (none in 2008). As of December 31, 2008, there was no unrecognized compensation cost, net of estimated forfeitures, which relates to nonvested CSUs granted under the 2004 Fee Plan before adoption of SFAS 123R. As of December 31, 2008, there was no unrecognized compensation cost, net of estimated forfeitures, related to nonvested CSUs and share awards granted since March 2008 under the Plan.
     Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board of Directors effective December 17, 1998 and amended on March 29, 2006 and May 23, 2006. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president and senior vice presidents and $7,500 per year for vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (See Note 9, Investments Held in Rabbi Trust.) As of December 31, 2008 and 2007, liabilities of $1.4 million and $1.4 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Consolidated Balance Sheets.
     Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $0.6 million and $0.5 million at December 31, 2008 and 2007, respectively, is included in “Treasury Stock” in the accompanying Consolidated Balance Sheets.
     The weighted-average grant-date fair value of common stock awarded during the years ended December 31, 2008, 2007 and 2006 was $18.33, $18.12 and $15.72, respectively.

     The following table summarizes the status of the nonvested common stock issued under the Deferred Compensation Plan as of December 31, 2008 and for the year then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Common Stock	(000s)	Fair Value

Nonvested at January 1, 2008	5	$12.62
Awarded	8	$18.33
Vested	(8)	$16.85
Forfeited	—	$—

Nonvested at December 31, 2008	5	$16.35

     As of December 31, 2008, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock awarded under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted-average period of 4.1 years. The total fair value of the common stock vested during the years ended December 31, 2008, 2007 and 2006 was $0.2 million, $0.2 million and $0.3 million, respectively.
     Cash used to settle the Company’s obligation under the Deferred Compensation Plan was $0.1 million and $0.1 million, respectively, for the years ended December 31, 2007 and 2006 (none in 2008).
Note 24. Segments and Geographic Information
     The Company operates within two regions, the “Americas” and “EMEA” which represented 67.4% and 32.6%, respectively, of consolidated revenues for 2008. The Americas and EMEA regions represented 68.0% and 32.0%, respectively, of consolidated revenues for 2007, and 67.4% and 32.6%, respectively, of consolidated revenues for 2006. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The Company aligns its business into two segments to effectively manage the business and support the customer care needs of every client and to respond to the demands of the Company’s global customers.
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
     Information about the Company’s reportable segments for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

				Consolidated
	Americas	EMEA	Other(1)	Total

For the Year Ended December 31, 2008:
Revenues	$551,761	$267,429		$819,190
Depreciation and amortization	22,885	5,080		27,965

Income (loss) from operations	$85,383	$21,178	$(40,853)	$65,708
Other income			16,274	16,274
Provision for income taxes			(21,421)	(21,421)

Net income				$60,561

				Consolidated
	Americas	EMEA	Other(1)	Total

For the Year Ended December 31, 2007:
Revenues	$482,823	$227,297		$710,120
Depreciation and amortization	20,706	4,529		25,235

Income (loss) from operations	$77,980	$13,396	$(40,196)	$51,180
Other income			2,871	2,871
Provision for income taxes			(14,192)	(14,192)

Net income				$39,859

For the Year Ended December 31, 2006:
Revenues	$387,305	$186,918		$574,223
Depreciation and amortization	20,137	4,610		24,747

Income (loss) from operations	$71,491	$10,153	$(36,486)	$45,158
Other income			6,301	6,301
Provision for income taxes			(9,136)	(9,136)

Net income				$42,323

(1)	Other items (including corporate costs, provision for regulatory penalties, impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three years in the period ended December 31, 2008. The accounting policies of the reportable segments are the same as those described in Note 1, Summary of Accounting Policies, to the accompanying consolidated financial statements. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.
     During 2008, 2007 and 2006, the Company had no clients that exceeded ten percent of consolidated revenues.
     Information about the Company’s operations by geographic location is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Revenues (1) :
United States	$107,504	$82,880	$82,441
Argentina	50,544	36,723	15,117
Canada	103,551	110,472	92,876
Costa Rica	62,147	59,325	53,147
El Salvador	29,008	22,341	9,522
Philippines	184,649	161,684	126,418
Other	14,358	9,398	7,784

Total Americas	551,761	482,823	387,305

Germany	74,643	60,389	56,007
United Kingdom	64,943	65,874	52,214
Sweden	36,053	24,707	20,735
Spain	33,291	21,156	12,950
The Netherlands	24,250	18,702	14,829
Hungary	13,125	15,230	13,921
Other	21,124	21,239	16,262

Total EMEA	267,429	227,297	186,918

Total	$819,190	$710,120	$574,223

	Years Ended December 31,
	2008	2007	2006

Long-lived assets (2) :
United States	$32,369	$21,907	$17,655
Argentina	8,964	11,067	11,558
Canada	8,475	10,599	8,742
Costa Rica	4,876	4,395	3,165
El Salvador	4,183	4,162	3,208
Philippines	9,992	16,334	13,812
Other	2,614	2,133	2,481

Total Americas	71,473	70,597	60,621

Germany	2,864	2,886	3,113
United Kingdom	5,078	5,904	5,441
Sweden	1,071	732	238
Spain	894	751	338
The Netherlands	794	777	597
Hungary	1,058	2,005	2,459
Other	1,744	1,568	1,402

Total EMEA	13,503	14,623	13,588

Total	$84,976	$85,220	$74,209

(1)	Revenues are attributed to countries based on location of customer, except for revenues for Costa Rica, Philippines, China and India which is primarily comprised of customers located in the U.S., but serviced by centers in those respective geographic locations.

(2)	Long-lived assets include property and equipment, net, and intangibles, net.

	December 31,
	2008	2007	2006

Goodwill:
Americas	$23,191	$22,468	$20,422
EMEA	—	—	—

Total	$23,191	$22,468	$20,422

     Revenues for the Company’s products and services are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Outsourced customer contact management services	$788,130	$679,364	$546,488
Fulfillment services	20,556	21,651	18,312
Enterprise support services	10,504	9,105	9,423

Total	$819,190	$710,120	$574,223

Note 25. Related Party Transactions
     The Company paid John H. Sykes, the founder, former Chairman and Chief Executive Officer and current significant shareholder of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company, $0.2 million, $0.2 million and $0.3 million, for the use of his private jet in the years 2008, 2007 and 2006, respectively, which is based on two times fuel costs and other actual costs incurred for each trip.
     Additionally, the Company paid Hyde Park Equity, LLC, a limited liability company owned by Mr. John H. Sykes, fees of $150,000, which were paid in seven equal quarterly installments of $21,428, for consulting services to be provided by Mr. Sykes through Hyde Park Equity during the period from December 31, 2004, through October 1, 2006. For such amount, Hyde Park Equity caused Mr. Sykes to provide up to 37.5 days of consulting services per year at the request of the Board of Directors or its Chairman. Such services included advice dealing with significant business issues and an orderly management transition. Additional days of service were billed at the rate of $2,000 per day. The Company also agreed to reimburse Hyde Park Equity for out of pocket business expenses incurred in connection with providing services to the Company. During 2006, the Company paid $0.1 million to Hyde Park Equity under this agreement (none in 2008 and 2007.)
     In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by Mr. John H. Sykes. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company, subject to penalties for early cancellation which decrease over time. The Company paid $0.4 million to the landlord during the year ended December 31, 2008 under the terms of the lease (none in 2007 and 2006.)
     Additionally, during the year ended December 31, 2008 (none in 2007), the Company paid $0.3 million for transitional real estate consulting services provided by David Reule, the Company’s former Senior Vice President of Real Estate who retired in December, 2007. Mr. Reuele is currently employed by JHS Equity, LLC, a company owned by John H. Sykes. Accordingly, the payments for Mr. Reule’s services were made to JHS Equity, LLC to reimburse it for the time spent by Mr. Reule on the Company’s business.

Schedule II — Valuation and Qualifying Accounts
Years ended December 31, 2008, 2007 and 2006

		Charged			Beginning
	Balance at	(Credited) to			Balance	Balance at
	Beginning	Costs and	(Additions)		of Acquired	End of
(In thousands)	of Period	Expenses	Deductions		Company	Period

Allowance for doubtful accounts:

Year ended December 31, 2008	$2,813	$554	$297	(1)	$—	$3,070
Year ended December 31, 2007	2,534	407	128	(1)	—	2,813
Year ended December 31, 2006	3,051	(600)	(11	) (1)	72	2,534

Valuation allowance for net deferred tax assets:

Year ended December 31, 2008	$34,023	$(3,405)	$—		$—	$30,618
Year ended December 31, 2007	35,267	(1,244)	—		—	34,023
Year ended December 31, 2006	28,807	6,460	—		—	35,267

(1)	Net write-offs and recoveries