Form 10-Q
period 2009-03-31
SYKES ENTERPRISES INC
filed 2009-05-06
CIK 1010612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
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
Yes ☐     No ☑
As of April 24, 2009, there were 41,243,865 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries
INDEX

Page
No.
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets March 31, 2009 and December 31, 2008 (Unaudited)	3

Condensed Consolidated Statements of Operations Three months ended March 31, 2009 and 2008 (Unaudited)	4

Condensed Consolidated Statements of Changes in Shareholders’ Equity Three months ended March 31, 2008, nine months ended December 31, 2008 and three months ended March 31, 2009 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows Three months ended March 31, 2009 and 2008 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Report of Independent Registered Public Accounting Firm	33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3. Quantitative and Qualitative Disclosures About Market Risk	44

Item 4. Controls and Procedures	45

Part II. Other Information

Item 1. Legal Proceedings	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 6. Exhibits	46

Signature	47
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$208,976	$219,050
Receivables, net	158,022	157,067
Prepaid expenses	11,204	7,084
Other current assets	12,721	13,317

Total current assets	390,923	396,518
Property and equipment, net	79,558	80,390
Goodwill	21,884	23,191
Intangibles, net	4,033	4,586
Deferred charges and other assets	24,551	24,857

	$520,949	$529,542

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$20,028	$26,419
Accrued employee compensation and benefits	46,136	47,194
Income taxes payable	4,222	4,485
Deferred revenue	25,552	26,955
Other accrued expenses and current liabilities	18,050	21,057

Total current liabilities	113,988	126,110
Deferred grants	12,099	9,340
Long-term income tax liabilities	5,082	5,077
Other long-term liabilities	4,858	4,985

Total liabilities	136,027	145,512

Loss contingency (Note 14)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 41,472 and 41,271 shares issued	415	413
Additional paid-in capital	158,961	158,216
Retained earnings	251,958	237,188
Accumulated other comprehensive loss	(21,999)	(10,683)
Treasury stock at cost: 327 shares and 96 shares	(4,413)	(1,104)

Total shareholders’ equity	384,922	384,030

	$520,949	$529,542

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except for per share data)	2009	2008
Revenues	$203,241	$203,721

Operating expenses:
Direct salaries and related costs	130,253	130,980
General and administrative	55,489	56,424

Total operating expenses	185,742	187,404

Income from operations	17,499	16,317

Other income (expense):
Interest income	851	1,822
Interest (expense)	(114)	(102)
Other income	821	531

Total other income (expense)	1,558	2,251

Income before provision for income taxes	19,057	18,568
Provision for income taxes	4,287	2,858

Net income	$14,770	$15,710

Net income per share:
Basic	$0.36	$0.39

Diluted	$0.36	$0.38

Weighted average shares:
Basic	40,630	40,491

Diluted	41,034	40,813

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended March 31, 2008, Nine Months Ended December 31, 2008 and
Three Months Ended March 31, 2009
(Unaudited)

	Common				Accumulated
	Stock		Additional		Other
	Shares		Paid-in	Retained	Comprehensive	Treasury
(In thousands)	Issued	Amount	Capital	Earnings	Income (Loss)	Stock	Total

Balance at January 1, 2008	45,537	$455	$184,184	$195,203	$37,457	$(51,978)	$365,321

Adjustment upon adoption of EITF 06-10	—	—	—	(482)	—	—	(482)
Issuance of common stock	60	1	678	—	—	—	679
Stock-based compensation expense	—	—	1,246	—	—	—	1,246
Issuance of common stock and restricted stock under equity award plans	190	1	94	—	—	(96)	(1)
Retirement of treasury stock	(4,543)	(45)	(33,031)	(18,094)	—	51,170	—
Comprehensive income	—	—	—	15,710	303	—	16,013

Balance at March 31, 2008	41,244	412	153,171	192,337	37,760	(904)	382,776

Issuance of common stock	45	—	495	—	—	—	495
Stock-based compensation expense	—	—	3,510	—	—	—	3,510
Excess tax benefit from stock- based compensation	—	—	712	—	—	—	712
Issuance of common stock and restricted stock under equity award plans	46	2	(33)	—	—	(4)	(35)
Repurchase of common stock	—	—	—	—	—	(512)	(512)
Retirement of treasury stock	(101)	(1)	(315)	—	—	316	—
Issuance of common stock for business acquisition	37	—	676	—	—	—	676
Comprehensive income (loss)	—	—	—	44,851	(48,443)	—	(3,592)

Balance at December 31, 2008	41,271	413	158,216	237,188	(10,683)	(1,104)	384,030

Stock-based compensation expense	—	—	1,616	—	—	—	1,616
Excess tax benefit from stock- based compensation	—	—	79	—	—	—	79
Issuance of common stock and restricted stock under equity award plans	201	2	(950)	—	—	(116)	(1,064)
Repurchase of common stock	—	—	—	—	—	(3,193)	(3,193)
Comprehensive income (loss)	—	—	—	14,770	(11,316)	—	3,454

Balance at March 31, 2009	41,472	$415	$158,961	$251,958	$(21,999)	$(4,413)	$384,922

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2009 and 2008
(Unaudited)

(in thousands)	2009	2008
Cash flows from operating activities:
Net income	$14,770	$15,710
Depreciation and amortization, net	6,776	7,019
Unrealized foreign currency transaction gains, net	(284)	—
Stock-based compensation expense	1,616	1,246
Excess tax benefit from stock-based compensation	(79)	—
Deferred income tax provision (benefit)	884	(186)
Net loss on disposal of property and equipment	37	—
Foreign exchange loss (gain) on liquidation of foreign entities	5	(11)
Bad debt expense	595	224
Write down of value added tax receivables	209	169
Unrealized loss on financial instruments, net	85	691
Amortization of discount on short-term investments	—	(173)
Amortization of actuarial gains on pension	—	(17)
Changes in assets and liabilities:
Receivables	(6,202)	(16,132)
Prepaid expenses	(4,426)	(3,941)
Other current assets	(222)	491
Deferred charges and other assets	(1,151)	804
Accounts payable	(2,083)	(2,133)
Income taxes receivable/payable	(394)	(1,197)
Accrued employee compensation and benefits	(1,164)	(2,247)
Other accrued expenses and current liabilities	(692)	753
Deferred revenue	(388)	(632)
Other long-term liabilities	154	598

Net cash provided by operating activities	8,046	1,036

Cash flows from investing activities:
Capital expenditures	(11,057)	(8,063)
Proceeds from sale of property and equipment	6	51
Proceeds from release of restricted cash	—	373
Sale of short-term investments	—	17,535
Purchase of short-term investments	—	(175)
Investment in restricted cash	—	(1,001)
Other	—	(128)

Net cash (used for) provided by investing activities	(11,051)	8,592

Cash flows from financing activities:
Proceeds from issuance of stock	—	679
Excess tax benefit from stock-based compensation	79	—
Cash paid for repurchase of common stock	(3,193)	—
Proceeds from grants	3,440	—
Proceeds from short-term debt	—	26
Payments on short-term debt	—	(26)

Net cash provided by financing activities	326	679

Effects of exchange rates on cash	(7,395)	1,674

Net (decrease) increase in cash and cash equivalents	(10,074)	11,981
Cash and cash equivalents — beginning	219,050	177,682

Cash and cash equivalents — ending	$208,976	$189,663

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2009 and 2008
(Unaudited)
(continued)

(In thousands)	2009	2008
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$70	$67
Cash paid during period for income taxes	$3,552	$4,061

Non-cash transactions:
Property and equipment additions included in accounts payable	$1,691	$1,681
Shares repurchased for minimum tax withholding on common stock and restricted stock under equity awards plans included in other accrued expenses and current liabilities	$1,063	$—
See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2009 and 2008
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
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”).
Property and Equipment — The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For purposes of recognition and measurement of an impairment loss, assets are grouped at the lowest levels for which there are identifiable cash flows (the “reporting unit”). An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. The Company determined that its property and equipment was not impaired as of March 31, 2009.
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
Three months ended March 31, 2009 and 2008
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
Value Added Tax Receivables — The Philippine operations are subject to Value Added Tax (“VAT”), which is usually applied to all goods and services purchased throughout the Philippines. Upon validation and certification of the VAT receivables by the Philippine government, the VAT receivables are held for sale through third-party brokers. This process through collection typically takes three to five years. The VAT receivables balance recorded at net realizable value, which approximates fair value, is approximately $7.5 million and $7.5 million as of March 31, 2009 and December 31, 2008, respectively. See fair value measurements in this Note 1 for further information. As of March 31, 2009 and December 31, 2008, the VAT receivables of $5.5 million and $4.9 million, respectively, are included in “Deferred charges and other assets”, $1.1 million and $1.1 million, respectively, are included in “Other current assets” and $0.9 million and $1.5 million, respectively, are included in “Receivables” in the accompanying Condensed Consolidated Balance Sheets. During the three months ended March 31, 2009 and 2008, the Company wrote down the VAT receivables balance by $0.2 million and $0.2 million, respectively.
Stock-Based Compensation — The Company has three stock-based compensation plans: the 2001 Equity Incentive Plan (for employees and certain non-employees), the 2004 Non-Employee Director Fee Plan (for non-employee directors), both approved by the shareholders, and the Deferred Compensation Plan (for certain eligible employees). All of these plans are discussed more fully in Note 12. Stock-based awards under these plans may consist of common stock, common stock units, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Company issues common stock and treasury stock to satisfy stock option exercises or vesting of stock awards.
The Company recognizes in its statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Compensation expense for equity-based awards is recognized over the requisite service period, usually the vesting period, while compensation expense for liability-based awards (those usually settled in cash rather than stock) is measured to fair-value at each balance sheet date until the award is settled.
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
SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. Since the date of adoption on January 1, 2008, the Company has not elected to use the fair value option permitted under SFAS 159 for any of its financial assets and financial liabilities that are not already recorded at fair value.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2009 and 2008
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
Money Market Funds and Open-end Mutual Funds — The Company uses quoted market prices in active markets to determine the fair value of money market funds and open-end mutual funds, which are classified in Level 1 of the fair value hierarchy.
Foreign Currency Forward Contracts — The Company enters into foreign currency forward contracts over the counter and values such contracts using a discounted cash flows model. The key inputs include forward foreign currency exchange rates and interest rates. The item is classified in Level 2 of the fair value hierarchy.
Investments Held in Rabbi Trust — The Company maintains a non-qualified deferred compensation plan structured as a rabbi trust for certain eligible employees. The investment assets of the rabbi trust are valued using quoted market prices multiplied by the number of shares held in the trust, which are classified in Level 1 of the fair value hierarchy. For additional information about our deferred compensation plan, refer to Notes 5 and 12.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2009 and 2008
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Fair Value Measurements — (continued)
Guaranteed Investment Certificates — Guaranteed investment certificates, with variable interest rates linked to the prime rate, approximate fair value due to the automatic ability to reprice with changes in the market; such items are classified in Level 2 of the fair value hierarchy.
Value Added Tax Receivables — The VAT receivables are recorded at net realizable value, which approximates fair value. The Company determines the net realizable value based on estimated discounted future cash flows using such factors as historical sales experience and current market conditions. Such items are classified in Level 3 of the fair value hierarchy.
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
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, the Company discontinues hedge accounting prospectively. At March 31, 2009, all hedges were determined to be highly effective.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2009 and 2008
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Foreign Currency and Derivative Instruments — (continued)
The Company also periodically enters into forward contracts that are not designated as hedges as defined under SFAS 133. The purpose of these derivative instruments is to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange rates. The Company records changes in the fair value of these derivative instruments within “Other income” in the accompanying Condensed Consolidated Statements of Operations. See Note 4 for further information on financial derivative instruments.
Recent Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 (SFAS 157), “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 on January 1, 2008. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows. See Note 2 — Fair Value for further information.
In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-10 (EITF 06-10), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 provides guidance on the employer’s recognition of assets, liabilities and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods. The Company adopted the provisions of EITF 06-10 on January 1, 2008. As a result of the implementation of EITF 06-10, the Company recognized a $0.5 million liability for a postretirement benefit obligation related to a split dollar arrangement on behalf of its founder and former Chairman and Chief Executive Officer which was accounted for as a reduction to the January 1, 2008 balance of retained earnings. See Note 13 — Defined Benefit Pension Plan and Post-Retirement Benefits for further information.
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
In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures About Derivative Instruments and Hedging Activities”, which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, by requiring increased qualitative, quantitative, and credit-risk disclosures about an entity’s derivative instruments and hedging activities. On January 1, 2009, the Company adopted the provisions of SFAS 161. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows. See Note 4 — Financial Derivatives for further information.
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
Three months ended March 31, 2009 and 2008
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
In December 2008, the FASB issued FSP No. FAS 132(R)-1 (FSP 132R-1), “Employers Disclosures about Postretirement Benefit Plan Assets”, which provides additional guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132R-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of adopting FSP 132R-1 on its financial statements, results of operations and cash flows.
In April 2009, the FASB issued FSP No. FAS 141(R)-1 (FSP 141(R)-1), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies”, and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from Statement 141R, and carry forward without significant revision the guidance in SFAS 141R. Like SFAS 141R, FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations whose acquisition date is on or after January 1, 2009.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 (FSP 107-1), “Interim Disclosures about Fair Value of Financial Instruments”, which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, and APB Opinion No. 28, “Interim Financial Reporting”, to extend the annual disclosures about fair value of financial instruments to interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The Company is currently evaluating the impact of adopting FSP 107-1 on its financial statements, results of operations and cash flows.
In April 2009, the FASB issued FSP No. FAS 157-4 (FSP 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which amends SFAS 157, “Fair Value Measurements”, and supersedes FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. FSP 157-4 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP 157-4 also provides guidance on circumstances that may indicate a transaction is not orderly (that is, distressed or forced). FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company is currently evaluating the impact of adopting FSP 157-4 on its financial statements, results of operations and cash flows.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 (FSP 115-2), “Recognition and Presentation of Other-Than Temporary Impairments”, which amends the recognition and presentation of other-than-temporary impairments for debt securities and provides new disclosure requirements for both debt and equity securities. FSP

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2009 and 2008
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Recent Accounting Pronouncements — (continued)
115-2 is effective for interim and annual reporting periods ending after June 15, 2009. Upon adoption of the provisions of FSP 115-2, the Company will report a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of previously recognized other-than-temporary impairment on debt securities held at that date from Retained Earnings to Accumulated Other Comprehensive Income, if the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis. The Company is currently evaluating the impact of adopting FSP 115-2 on its financial statements, results of operations and cash flows.
Note 2 — Fair Value
The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of SFAS 157 consist of the following (in thousands):

			Fair Value Measurements at March 31, 2009 Using:
			Quoted Prices in
			Active Markets	Significant Other	Significant
			For Identical	Observable	Unobservable
		Balance at	Assets	Inputs	Inputs
		March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market and Open-end Mutual Funds	(1)	$90,253	$90,253	$—	$—
Foreign Currency Forward Contracts	(2)	185	—	185	—
Investments Held in Rabbi Trust for the Deferred Compensation Plan	(2)	1,612	1,612	—	—
Guaranteed Investment Certificates	(3)	854	—	854	—
Value Added Tax Receivables	(4)	7,533	—	—	7,533

Total Assets		$100,437	$91,865	$1,039	$7,533

Liabilities:
Foreign Currency Forward Contracts	(5)	$9,129	$—	$9,129	$—

Total Liabilities		$9,129	$—	$9,129	$—

(1)	Included $89.6 million in “Cash and cash equivalents” and $0.7 million in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(2)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet.

(3)	Included $0.8 million in “Other current assets” and $0.1 million in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(4)	Included $5.5 million in “Deferred charges and other assets,” $1.1 million in “Other current assets” and $0.9 million in “Receivables” in the accompanying Condensed Consolidated Balance Sheet.

(5)	Included $9.0 million in “Other accrued expense and current liabilities” and $0.1 million in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet. See Note 4 — Financial Derivatives for further information.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2009 and 2008
(Unaudited)
Note 2 — Fair Value — (continued)
The following table presents a reconciliation of the beginning and ending balances for the Company’s value added tax receivables measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2009 and 2008:

	March 31,
Description	2009	2008
Beginning Balance, January 1	$7,501	$8,247
Included in earnings[1]	(209)	(169)
Purchases, issuances and settlements	241	602

Ending Balance, March 31	$7,533	$8,680

Unrealized Gains (Losses) Included in Earnings Above	$—	$—

[1]	Represents the write down to net realizable value included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.
At March 31, 2009, the Company also had assets that under certain conditions would be subject to measurement at fair value on a non-recurring basis, like those associated with acquired businesses, including goodwill and other intangible assets, and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets was determined to be impaired; however, no impairment losses have occurred relative to any of these assets during the three months ended March 31, 2009 and 2008. When and if recognition of these assets at their fair value is necessary, such measurements would be determined utilizing Level 3 inputs.
Note 3 — Goodwill and Intangible Assets
The following table presents the Company’s purchased intangible assets (in thousands) as of March 31, 2009:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Intangibles	Amortization	Intangibles	Period (years)
Customer relationships	$6,306	$2,658	$3,648	7
Trade Name	830	456	374	5
Non-compete agreements	583	583	—	2
Other	224	213	11	3

	$7,943	$3,910	$4,033	6

The following table presents the Company’s purchased intangible assets (in thousands) as of December 31, 2008:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Intangibles	Amortization	Intangibles	Period (years)
Customer relationships	$6,711	$2,596	$4,115	7
Trade Name	892	446	446	5
Non-compete agreements	610	610	—	2
Other	237	212	25	3

	$8,450	$3,864	$4,586	6

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2009 and 2008
(Unaudited)
Note 3 — Goodwill and Intangible Assets — (continued)
Amortization expense, related to the purchased intangible assets resulting from acquisitions (other than goodwill), of $0.3 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively, is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.
The Company’s estimated future amortization expense for the five succeeding years is as follows (in thousands):

Periods Ending December 31,	Amount
2009 (remaining nine months)	$973
2010	$1,282
2011	$1,199
2012	$579
2013	$—
Changes in goodwill, within the America’s segment, consist of the following (in thousands):

Amount
Balance at December 31, 2007	$22,468
Contingent payment for Apex acquisition	3,076
Foreign currency translation	(2,353)

Balance at December 31, 2008	23,191
Foreign currency translation	(1,307)

Balance at March 31, 2009	$21,884

Note 4 — Financial Derivatives
The Company had derivative assets and liabilities relating to outstanding forward contracts, designated as cash flow hedges, as defined under SFAS 133, consisting of Philippine peso (“PHP”) contracts, maturing within 15 months with a notional value of $100.3 million and $107.0 million as of March 31, 2009 and December 31, 2008, respectively. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.
The Company had a total of $6.1 million and $7.8 million of deferred losses, net of taxes of $2.4 million and $3.3 million, on these derivative instruments as of March 31, 2009 and December 31, 2008, respectively, recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Consolidated Balance Sheets. The deferred losses expected to be reclassified to “Revenues” from AOCI during the next twelve months is $8.5 million. However, this amount and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the forward contracts.
The Company also periodically enters into forward contracts that are not designated as hedges as defined under SFAS 133. These contracts include a forward contract to sell PHP 175.0 million at fixed prices of Euro 2.8 million through April 2009 to hedge an intercompany loan payment denominated in PHP as well as a forward contract to sell 25.0 million Canadian dollars at fixed prices of Euro 14.6 million. The purpose of these derivative instruments is to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange rates. See Note 1 for further information on foreign currency and derivative instruments.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2009 and 2008
(Unaudited)
Note 4 — Financial Derivatives — (continued)
As of March 31, 2009, the Company had the following outstanding foreign currency forward contracts (in thousands):

Foreign Currency	Currency Denomination

U.S. Dollar	Philippine Pesos 4,523,208

Canadian Dollars	Euro 14,641

Philippine Pesos	Euro 2,846
The maximum amount of loss due to credit risk that, based on the gross fair value of the financial instruments, the Company would incur if parties to the financial instruments that make up the concentration failed to perform according to the terms of the contracts is $0.2 million.
The following tables present the fair value of the Company’s derivative instruments as of March 31, 2009 and December 31, 2008 included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Derivative Assets
	March 31, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:

Foreign currency forward contracts	Other current assets	$35	—	$—

Derivatives not designated as hedging instruments under SFAS 133(1):

Foreign currency forward contracts	Other current assets	150	—	—

Total derivative assets		$185		$—

(1)	See Note 1 for additional information on the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2009 and 2008
(Unaudited)
Note 4 — Financial Derivatives — (continued)

	Derivative Liabilities
	March 31, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:

Foreign currency forward contracts	Other accrued expenses and current liabilities	$8,596	Other accrued expenses and current liabilities	$11,377
Foreign currency forward contracts	Other long-term liabilities	56	—	—

		8,652		11,377

Derivatives not designated as hedging instruments under SFAS 133(1):

Foreign currency forward contracts	Other accrued expenses and current liabilities	477	Other accrued expenses and current liabilities	277

Total derivative liabilities		$9,129		$11,654

(1)	See Note 1 for additional information on the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.
The following tables present the effect of the Company’s derivative instruments for the three months ended March 31, 2009 and 2008 in the accompanying Condensed Consolidated Financial Statements (in thousands):

						Gain (Loss)
	Gain (Loss)			Gain (Loss)		Recognized in
	Recognized in AOCI			Reclassified From		Income on
	on Derivative			AOCI Into Income		Derivative
	(Effective Portion)		Statement of	(Effective Portion)		(Ineffective Portion)
	March 31,		Operations	March 31,		March 31,
	2009	2008	Location	2009	2008	2009	2008
Derivatives in SFAS 133 cash flow hedging relationships:

Foreign currency forward contracts	$(568)	$(1,767)	Revenues	$(3,021)	$2,835	$—	$(260)

	$(568)	$(1,767)		$(3,021)	$2,835	$—	$(260)

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2009 and 2008
(Unaudited)
Note 4 — Financial Derivatives — (continued)

		Gain (Loss) Recognized in Income on
	Statement of	Derivative
	Operations	March 31,
	Location	2009	2008
Derivatives not designated as hedging instruments under SFAS 133:

Foreign currency forward contracts	Other income and (expense)	$(95)	$6

		$(95)	$6

Note 5 — Investments Held in Rabbi Trust
The Company’s Investments Held in Rabbi Trust, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	March 31, 2009		December 31, 2008
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$2,145	$1,612	$1,810	$1,386
Investments Held in Rabbi Trust were comprised of mutual funds, 64% of which are equity-based and 36% were debt-based at March 31, 2009. Investment income, included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 consists of the following (in thousands):

	March 31,
	2009	2008
Gross realized losses from sale of trading securities	$(21)	$(2)
Dividend and interest income	7	6
Net unrealized holding gains (losses)	(94)	(114)

Net investment income (losses)	$(108)	$(110)

Note 6 — Deferred Revenue
The components of deferred revenue consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Future service	$21,600	$23,530
Estimated penalties and holdbacks	3,952	3,425

	$25,552	$26,955

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2009 and 2008
(Unaudited)
Note 7 — Accumulated Other Comprehensive Income (Loss)
The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with SFAS No. 130 (SFAS 130), “Reporting Comprehensive Income”. SFAS 130 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign	Unrealized	Unrealized Gain
	Currency	Actuarial Gain	(Loss) on Cash
	Translation	(Loss) Related to	Flow Hedging
	Adjustment	Pension Liability	Instruments	Total

Balance at January 1, 2008	$30,292	$2,165	$5,000	$37,457
Pre tax amount	(34,451)	48	(21,247)	(55,650)
Tax provision	—	(479)	5,664	5,185
Reclassification adjustment included in net income	(4)	(61)	2,390	2,325
Foreign currency translation	(73)	(286)	359	—

Balance at December 31, 2008	(4,236)	1,387	(7,834)	(10,683)
Pre tax amount	(12,936)	—	(568)	(13,504)
Tax benefit	—	—	(828)	(828)
Reclassification adjustment included in net income	(5)	—	3,021	3,016
Foreign currency translation	(108)	(23)	131	—

Balance at March 31, 2009	$(17,285)	$1,364	$(6,078)	$(21,999)

Except as discussed in Note 9, earnings associated with the Company’s investments in its subsidiaries are considered to be permanently invested and no provision for income taxes on those earnings or translation adjustments has been provided.
Note 8 — Borrowings
On March 30, 2009, the Company entered into a new credit agreement with KeyBank National Association and Bank of America, N.A. (the “Credit Facility”). The Credit Facility replaces the Company’s prior credit agreement, dated March 15, 2004, among the Company, KeyBank National Association and BNP Paribas. The new Credit Facility provides the Company with a $50 million revolving credit facility, which amount is subject to certain borrowing limitations, and includes certain customary financial and restrictive covenants. Pursuant to the terms of the Credit Facility, the amount of $50.0 million may be increased up to a maximum of $100.0 million with the prior written consent of the lenders. The $50.0 million Credit Facility includes a $40.0 million multi-currency subfacility, a $10.0 million swingline subfacility and a $5.0 million letter of credit subfacility. The Credit Facility will terminate on March 29, 2012.
The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including strategic acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at the Company’s option, at (a) the rate (defined as the higher of the lender’s prime rate, the Federal Funds rate plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 1%) plus an applicable margin up to 2.50%, or (b) the eurodollar rate plus an applicable margin up to 3.50%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 2.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 3.50%. In addition, a commitment fee of up to 0.65% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 29, 2012, are secured by a pledge of 65% of the stock of each of the Company’s active direct foreign subsidiaries.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2009 and 2008
(Unaudited)
Note 8 — Borrowings — (continued)
The Credit Facility prohibits the Company from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings during the three months ended March 31, 2009, and no outstanding balances as of March 31, 2009 and December 31, 2008, with $50.0 million availability on the Credit Facility.
Note 9 — Income Taxes
The Company’s effective tax rate was 22.5% and 15.4% for the three months ended March 31, 2009 and 2008, respectively. The increase in the effective tax rate of 7.1% was primarily due to the recognition of income tax benefits of $1.3 million, including interest and penalties of $0.8 million, during the three month period ended March 31, 2008, relating to transfer pricing as a result of a favorable tax audit determination. The differences in the Company’s effective tax rate of 22.5% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the recognition of tax benefits resulting from additional income earned in certain tax holiday jurisdictions, accompanied by the effects of valuation allowances, permanent differences, losses in jurisdictions for which tax benefits cannot be recognized, foreign withholding and other taxes, accrued interest and penalties and foreign income tax rate differentials.
As of March 31, 2009, the Company had $3.3 million of unrecognized tax benefits, a net decrease of $0.1 million from $3.4 million as of December 31, 2008. This decrease relates to foreign currency fluctuations.
If the Company recognized its remaining unrecognized tax benefits at March 31, 2009, approximately $3.0 million and related interest and penalties would favorably impact the effective tax rate. The Company believes it is reasonably possible that its unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $0.3 million due to transfer pricing and the classification of tax attributes related to intercompany accounts that will be resolved under audit or appeal in various tax jurisdictions.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had $2.1 million and $2.0 million accrued for interest and penalties as of March 31, 2009 and December 31, 2008, respectively. Of the accrued interest and penalties at March 31, 2009 and December 31, 2008, $1.2 million and $1.2 million, respectively, relate to statutory penalties. The amount of interest and penalties recognized in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 was $0.1 million and $0.1 million, respectively.
Generally, earnings associated with the Company’s investments in its subsidiaries are considered to be permanently invested and no provision for income taxes on those earnings or translation adjustments has been provided. Determination of any unrecognized deferred tax liability for temporary differences related to investments in subsidiaries that are essentially permanent in nature is not practicable. For 2009, the Company changed its intent with respect to the distribution of current earnings for one lower tier subsidiary. The Company accrued withholding tax of $0.5 million as of March 31, 2009 with respect to this subsidiary’s current earnings.
The German tax authority is currently auditing tax periods 2005 through 2007. A Philippine subsidiary is being audited by the Philippine tax authorities for tax years 2007 and 2006. The Company is currently under examination in India for tax years ended March 31, 2006 and 2005.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2009 and 2008
(Unaudited)
Note 10 — Earnings Per Share
Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options, stock appreciation rights, restricted stock, common stock units and shares held in a rabbi trust using the treasury stock method. For the three month periods ended March 31, 2009 and 2008, the impact of outstanding options to purchase shares of common stock and stock appreciation rights of 0.2 million shares and 0.2 million shares, respectively, were antidilutive and were excluded from the calculation of diluted earnings per share.
The numbers of shares used in the earnings per share computations are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Basic:
Weighted average common shares outstanding	40,630	40,491
Diluted:
Dilutive effect of stock options, stock appreciation rights, restricted stock, common stock units and shares held in a rabbi trust	404	322

Total weighted average diluted shares outstanding	41,034	40,813

On August 5, 2002, the Company’s Board of Directors authorized the Company to purchase up to three million shares of its outstanding common stock. A total of 1.9 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the three months ended March 31, 2009, the Company repurchased 224 thousand common shares under the 2002 repurchase program (none in the comparable 2008 period) at prices ranging from $13.72 to $14.75 per share for a total cost of $3.2 million.
During the three months ended March 31, 2008, the Company cancelled 4.5 million shares of its treasury stock and recorded reductions of $0.1 million to “Common stock”, $33.0 million to “Additional paid-in capital”, $51.2 million to “Treasury stock” and $18.1 million to “Retained earnings”.
Note 11 — Segments and Geographic Information
The Company operates within two regions, the “Americas” and “EMEA” which represented 70.3% and 29.7%, respectively, of the Company’s consolidated revenues for the three months ended March 31, 2009 and 67.4% and 32.6%, respectively, of the Company’s consolidated revenues for the comparable 2008 period. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The Company aligns its business into two segments to effectively manage the business and support the customer care needs of every client and to respond to the demands of the Company’s global customers.
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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2009 and 2008
(Unaudited)
Note 11 — Segments and Geographic Information — (continued)
Information about the Company’s reportable segments for the three months ended March 31, 2009 compared to the corresponding prior year period, is as follows (in thousands):

				Consolidated
	Americas	EMEA	Other(1)	Total

Three Months Ended March 31, 2009:
Revenues	$142,806	$60,435		$203,241
Depreciation and amortization	$5,598	$1,178		$6,776

Income (loss) from operations	$23,376	$4,659	$(10,536)	$17,499
Other income, net			1,558	1,558
Provision for income taxes			(4,287)	(4,287)

Net income				$14,770

				Consolidated
	Americas	EMEA	Other(1)	Total

Three Months Ended March 31, 2008:
Revenues	$137,357	$66,364		$203,721
Depreciation and amortization	$5,786	$1,233		$7,019

Income (loss) from operations	$21,862	$4,620	$(10,165)	$16,317
Other income, net			2,251	2,251
Provision for income taxes			(2,858)	(2,858)

Net income				$15,710

(1)	Other items (including corporate costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three months ended March 31, 2009 and 2008. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2008. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.
Note 12 — Stock-Based Compensation
A detailed description of each of the Company’s stock-based compensation plans is provided below, including the 2001 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. Stock-based compensation expense related to these plans, which is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations, was $1.6 million and $1.2 million for the three months ended March 31, 2009 and 2008, respectively. The Company recognized income tax benefits related to the stock-based compensation of $0.6 million and $0.5 million during the three months ended March 31, 2009 and 2008, respectively. The Company recognized a $0.1 million benefit of tax deductions in excess of recognized tax benefits from the exercise of stock options in the three months ended March 31, 2009 (none in the comparable 2008 period). There were no capitalized stock-based compensation costs at March 31, 2009 or December 31, 2008.
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
Stock Options — Options are granted at fair market value on the date of the grant and generally vest over one to four years. All options granted under the Plan expire if not exercised by the tenth anniversary of their grant date. The fair

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2009 and 2008
(Unaudited)
Note 12 — Stock-Based Compensation — (continued)
Stock Options — (continued)
value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions. The fair value of the stock option awards is expensed on a straight-line basis over the vesting period of the award. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Exercises and forfeitures are estimated within the valuation model using employee termination and other historical data. The expected term of the stock option awards granted is derived from historical exercise experience under the Plan and represents the period of time that stock option awards granted are expected to be outstanding. No stock options were granted during the three months ended March 31, 2009 and 2008.
The following table summarizes stock option activity under the Plan as of March 31, 2009, and changes during the three months then ended:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
Stock Options	(000s)	Price	(in years)	(000s)

Outstanding at January 1, 2009	335	$12.94
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2009	335	$12.94	1.95	$1,461

Vested or expected to vest at March 31, 2009	335	$12.94	1.95	$1,461

Exercisable at March 31, 2009	335	$12.94	1.95	$1,461

Options exercised during the three months ended March 31, 2008 had an intrinsic value of $0.3 million (none in the comparable 2009 period). All options were fully vested as of December 31, 2006 and there is no unrecognized compensation cost as of March 31, 2009 related to these options granted under the Plan (the effect of estimated forfeitures is not material).
Cash received from stock options exercised under this Plan for the three months ended March 31, 2008 was $0.7 million (none in the comparable 2009 period).
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
The SARs are exercisable within three months after the death, disability, retirement or termination of the participant’s employment with the Company, if and to the extent the SARs were exercisable immediately prior to

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2009 and 2008
(Unaudited)
Note 12 — Stock-Based Compensation — (continued)
Stock Appreciation Rights — (continued)
such termination. If the participant’s employment is terminated for cause, or the participant terminates his or her own employment with the Company, any portion of the SARs not yet exercised (whether or not vested) terminates immediately on the date of termination of employment.
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
The following table summarizes the assumptions used to estimate the fair value of SARs granted during the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Expected volatility	47%	47%
Weighted-average volatility	47%	47%
Expected dividends	—	—
Expected term (in years)	4.0	3.9
Risk-free rate	1.3%	3.1%
The following table summarizes SARs activity under the Plan as of March 31, 2009, and changes during the three months then ended:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
Stock Appreciation Rights	(000s)	Price	(in years)	(000s)

Outstanding at January 1, 2009	367	$—
Granted	177	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2009	544	$—	8.5	$233

Vested or expected to vest at March 31, 2009	544	$—	8.5	$233

Exercisable at March 31, 2009	238	$—	7.7	$233

The weighted-average grant-date fair value of the SARs granted during the three months ended March 31, 2009 and 2008 was $7.42 and $7.20, respectively. No SARs were exercised during the three months ended March 31, 2009 and 2008.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2009 and 2008
(Unaudited)
Note 12 — Stock-Based Compensation — (continued)
Stock Appreciation Rights — (continued)
The following table summarizes the status of nonvested SARs under the Plan as of March 31, 2009, and changes during the three months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Stock Appreciation Rights	(In thousands)	Fair Value

Nonvested at January 1, 2009	255	$7.38
Granted	177	$7.42
Vested	(126)	$7.39
Forfeited	—	$—

Nonvested at March 31, 2009	306	$7.40

As of March 31, 2009, there was $2.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock appreciation rights granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.5 years. SARs that vested during the three months ended March 31, 2008 had a fair value of $0.1 million (none in the comparable 2009 period).
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
The weighted-average grant-date fair value of the Restricted Shares/Units granted during the three months ended March 31, 2009 and 2008 was $19.69 and $17.87, respectively.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2009 and 2008
(Unaudited)
Note 12 — Stock-Based Compensation — (continued)
Restricted Shares — (continued)
The following table summarizes the status of nonvested Restricted Shares/Units under the Plan as of March 31, 2009, and changes during the three months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Restricted Shares/Units	(In thousands)	Fair Value

Nonvested at January 1, 2009	548	$16.57
Granted	231	$19.69
Vested	(195)	$14.93
Forfeited	—	$—

Nonvested at March 31, 2009	584	$18.35

As of March 31, 2009, based on the probability of achieving the performance goals, there was $7.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested Restricted Shares/Units granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.4 years. The Restricted Shares / Units that vested during the three months ended March 31, 2009 and 2008 had a fair value of $3.2 million and $1.3 million, respectively, as of the vesting dates.
Other Awards — The Company’s Board of Directors, at the recommendation of the Committee, approves awards of Common Stock Units (“CSUs”) for eligible participants. A CSU is a bookkeeping entry on the Company’s books that records the equivalent of one share of common stock. If the performance goals described under Restricted Shares in this Note 12 are met, performance-based CSUs will vest on the third anniversary of the grant date. The Company recognizes compensation cost, net of estimated forfeitures, based on the fair value (which approximates the current market price) of the CSUs on the date of grant ratably over the requisite service period based on the probability of achieving the performance goals. Changes in the probability of achieving the performance goals from period to period will result in corresponding changes in compensation expense. The employment-based CSUs vest one-third on each of the first three anniversaries of the date of grant, provided the participant is employed by the Company on such date. On the date each CSU vests, the participant will become entitled to receive a share of the Company’s common stock and the CSU will be canceled.
The following table summarizes CSUs activity under the Plan as of March 31, 2009, and changes during the three months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Common Stock Units	(In thousands)	Fair Value

Nonvested at January 1, 2009	77	$16.99
Granted	26	$19.69
Vested	(25)	$15.41
Forfeited	—	$—

Nonvested at March 31, 2009	78	$18.38

As of March 31, 2009, there was $0.6 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted under the Plan. This cost is expected to be recognized over a weighted-average period of 0.4 years. The fair value of the CSU’s that vested during the three months ended March 31, 2009 was $0.4 million (not material in the comparable 2008 period). Until a CSU vests, the participant has none of the rights of a shareholder with respect to the CSU or the common stock underlying the CSU. CSUs are not transferable.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2009 and 2008
(Unaudited)
Note 12 — Stock-Based Compensation — (continued)
2004 Non-Employee Director Fee Plan — The Company’s 2004 Non-Employee Director Fee Plan (the “2004 Fee Plan”), which is shareholder-approved, replaced and superseded the 1996 Non-Employee Director Fee Plan (the “1996 Fee Plan”) and was used in lieu of the 2004 Nonemployee Director Stock Option Plan (the “2004 Stock Option Plan”). Prior to amendments adopted by the Board of Directors in August 2008 which are described below, the 2004 Fee Plan provided that all new non-employee directors joining the Board would receive an initial grant of common stock units (“CSUs”) on the date the new director is appointed or elected, the number of which will be determined by dividing a dollar amount to be determined from time to time by the Board ($30,000 in 2008) by an amount equal to 110% of the average closing prices of the Company’s common stock for the five trading days prior to the date the director is elected. A CSU is a bookkeeping entry on the Company’s books that records the equivalent of one share of common stock. Prior to amendments to the 2004 Fee Plan adopted by the Board of Directors in March 2008 which are described below, the initial grant of CSUs vested in three equal installments, one-third on the date of each of the following three annual shareholders’ meetings, and all unvested and unearned CSUs automatically vested upon the termination of a director’s service as a director, whether by reason of death, retirement, resignation, removal or failure to be reelected at the end of his or her term.
In March 2008, the 2004 Fee Plan was amended by the Board, upon the recommendation of the Compensation and Human Resource Development Committee, to provide that, beginning with grants in 2008, instead of an award of CSUs, a new non-employee director would receive an award of shares of common stock. The initial grant of stock to directors joining the Board would vest and be earned in twelve equal quarterly installments over the following three years, and all unvested and unearned stock will lapse in the event the person ceases to serve as a director of the Company. Until a quarterly installment of stock vests and becomes payable, the director has none of the rights of a shareholder with respect to the unearned stock grants. In August 2008, upon the recommendation of the Compensation and Human Resource Development Committee, the Board of Directors amended the 2004 Fee Plan to provide that and that the initial grant of shares to directors joining the Board will be the number determined by dividing $60,000 by an amount equal to the closing price of the Company’s common stock on the day preceding the new director’s election. The increase in the amount of the share award is subject to shareholder approval at the 2009 Annual Shareholders Meeting.
The 2004 Fee Plan also provides that each non-employee director will receive, on the day after the annual shareholders meeting, an annual retainer for service as a non-employee director, the amount of which shall be determined from time to time by the Board. Prior to the August 2008 amendments to the 2004 Fee Plan, the annual retainer was $50,000, which was paid 75% in CSUs ($37,500) and 25% in cash ($12,500). The number of CSUs to be granted was determined by dividing the amount of the annual retainer by an amount equal to 105% of the average of the closing prices for the Company’s common stock on the five trading days preceding the award date (the day after the annual meeting). Prior to the March 2008 amendments to the 2004 Fee Plan, the annual retainer grant of CSUs vested in two equal installments, one-half on the date of each of the following two annual shareholders’ meetings, and all CSUs automatically vested upon the termination of a director’s service as a director, whether by reason of death, retirement, resignation, removal or failure to be reelected at the end of his or her term.
As part of the amendments to the 2004 Fee Plan in March 2008, the 2004 Fee Plan was amended to provide that, beginning with grants in 2008, the annual retainer grants of stock to directors would vest and be earned in eight equal quarterly installments, with the first installment being made on the day following the annual meeting of shareholders, and the remaining seven installments to be made on each third monthly anniversary of such date thereafter. In the event a person ceases to serve as a director of the Company, the award lapses with respect to all unvested stock, and such unvested stock is forfeited.
In August 2008, as part of the amendments to the 2004 Fee Plan, the 2004 Fee Plan was amended to increase the amount and alter the form of the annual retainer award. The equity portion of the award is now payable in shares of common stock, rather than CSUs, and the number of shares to be issued is now determined by dividing the dollar amount of the annual retainer to be paid in shares by an amount equal to the closing price of a share of the Company’s common stock on the date of the Company’s annual meeting of shareholders. Effective retroactively to

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2009 and 2008
(Unaudited)
Note 12 — Stock-Based Compensation — (continued)
2004 Non-Employee Director Fee Plan — (continued)
May 2008, the cash portion of the annual retainer was increased from $12,500 to $32,500, and subject to shareholder approval at the 2009 Annual Shareholders Meeting, the equity portion of the annual retainer award will be increased from $37,500 to $45,000. This will result in the annual retainer award being set at $77,500, effective as of May 22, 2008, if the amendments to the 2004 Fee Plan relating to equity awards are approved by the shareholders at the 2009 Annual Meeting. If such amendments are not approved, then the annual retainer award will be $70,000, effective the day after the Annual Meeting, with $32,500 being payable in cash and $37,500 being payable in shares of common stock as described above.
In addition to the annual retainer award, the 2004 Fee Plan also provides for additional annual cash awards to non-employee directors who serve on board committees. These annual cash awards for committee members also were increased in August 2008, effective retroactively to May 2008. The additional annual cash award for the Chairperson of the Audit Committee was increased from $10,000 to $20,000, and Audit Committee members’ awards were increased from a per meeting fee of $1,250 to an annual fee award of $10,000. The annual cash awards for the Chairpersons of the Compensation and Human Resource Development Committee, Finance Committee and Nominating and Corporate Governance Committee were each increased from $5,000 to $12,500, and the awards for members of such committees were increased from a per meeting fee of $1,250 to an annual award of $7,500. The additional annual cash award in the amount of $100,000 for a non-employee Chairman of the Board was not changed. These additional cash awards also vest in eight equal quarterly installments, one-eighth on the day following the annual meeting of shareholders, and one eighth on each third monthly anniversary of such date thereafter, and the award lapses with respect to all unpaid cash in the event the non-employee director ceases to be a director of the Company, and such unvested cash is forfeited.
The following table summarizes the status of the nonvested CSUs and share awards under the 2004 Fee Plan as of March 31, 2009, and changes during the three months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Common Stock Units / Share Awards	(In thousands)	Fair Value

Nonvested at January 1, 2009	20	$19.69
Granted	—	$—
Vested	(2)	$20.11
Forfeited	—	$—

Nonvested at March 31, 2009	18	$19.64

The fair value of the CSUs and share awards that vested during the three months ended March 31, 2009 and 2008 were not material.
Compensation expense for CSUs granted after the adoption of SFAS No. 123R, (SFAS 123R), “Share-Based Payment” on January 1, 2006 and before the 2004 Fee Plan amendment in March 2008 (as previously discussed), is recognized immediately on the date of grant since these grants automatically vest upon termination of a Director’s service, whether by death, retirement, resignation, removal or failure to be reelected at the end of his or her term. However, compensation expense for CSUs granted before adoption of SFAS 123R is recognized over the requisite service period, or “nominal” vesting period of two to three years, in accordance with APB No. 25, “Accounting for Stock Issued to Employees”. As of March 31, 2009, there was no unrecognized compensation cost, net of estimated forfeitures, which relates to nonvested CSUs granted under the 2004 Fee Plan before adoption of SFAS 123R. As of March 31, 2009, there was $0.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested CSUs and share awards granted since March 2008 under the Plan. This cost is expected to be recognized over a weighted-average period of 0.2 years.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2009 and 2008
(Unaudited)
Note 12 — Stock-Based Compensation — (continued)
Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board of Directors effective December 17, 1998 and amended on March 29, 2006 and May 23, 2006. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president and senior vice presidents and $7,500 per year for vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (See Note 5, Investments Held in Rabbi Trust). As of March 31, 2009 and December 31, 2008, liabilities of $1.6 million and $1.4 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.
Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $0.7 million and $0.6 million as of March 31, 2009 and December 31, 2008, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.
The weighted-average grant-date fair value of common stock awarded during the three months ended March 31, 2009 and 2008 was $16.63 and $17.59, respectively.
The following table summarizes the status of the nonvested common stock issued under the Deferred Compensation Plan as of March 31, 2009, and changes during the three months then ended:

		Weighted
		Average
	Shares	Grant-Date
Nonvested Common Stock	(In thousands)	Fair Value

Nonvested at January 1, 2009	5	$16.35
Granted	7	$16.63
Vested	(6)	$16.56
Forfeited	—	$—

Nonvested at March 31, 2009	6	$16.46

As of March 31, 2009, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted-average period of 4.3 years. The total fair value of the common stock vested during the three months ended March 31, 2009 and 2008 was $0.1 million and $0.1 million, respectively.
There were no cash settlements related to the Company’s obligation under the Deferred Compensation Plan for the three months ended March 31, 2009 and 2008.
Note 13 — Defined Benefit Pension Plan and Post-Retirement Benefits
Defined Benefit Pension Plan
The Company sponsors a non-contributory defined benefit pension plan (the “Pension Plan”) for its employees in the Philippines. The Pension Plan provides defined benefits based on years of service and final salary. All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plan. As of March 31, 2009, the Pension Plan is unfunded.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2009 and 2008
(Unaudited)
Note 13 — Defined Benefit Pension Plan and Post-Retirement Benefits — (continued)
Defined Benefit Pension Plan — (continued)
The following table provides information about net periodic benefit cost for the Pension Plan for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Service cost	$80	$104
Interest cost	46	41
Recognized actuarial gain	—	(17)

Net periodic benefit cost	$126	$128

Post-Retirement Benefits
In 1996, the Company entered into a split dollar life insurance arrangement to benefit the former Chairman and Chief Executive Officer of the Company. Under the terms of the arrangement, the Company retained a collateral interest in the policy to the extent of the premiums paid by the Company. Effective January 1, 2008, the Company recorded a $0.5 million liability for a post-retirement benefit obligation related to this arrangement, which was accounted for as a reduction to the January 1, 2008 balance of retained earnings in accordance with EITF 06-10. The post-retirement benefit obligation of $0.4 million was included in “Other long-term liabilities” as of March 31, 2009 and $0.1 million and $0.4 million was included in “Accrued Employee Compensation and benefits” and “Other long-term liabilities”, respectively, as of December 31, 2008, in the accompanying Condensed Consolidated Balance Sheets.
Note 14 — Loss Contingency
The Company has previously disclosed regulatory sanctions assessed against our Spanish subsidiary relating to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. In order to appeal these claims, the Company issued a bank guarantee of $0.9 million. During the year ended December 31, 2008, $0.4 million of the bank guarantee was returned to the Company. The remaining balance of the bank guarantee of $0.5 million is included as restricted cash in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008. The Company will continue to vigorously defend these matters. However, due to further progression of several of these claims within the Spanish court system, and based upon opinion of legal counsel regarding the likely outcome of several of the matters before the courts, the Company accrued a provision in the amount of $1.3 million as of March 31, 2009 and December 31, 2008 under SFAS No. 5, “Accounting for Contingencies” because management now believes that a loss is probable and the amount of the loss can be reasonably estimated as to three of the subject claims. There are two other related claims, one of which is currently under appeal, and the other of which is in the early stages of investigation, but the Company has not accrued any amounts related to either of those claims because management does not currently believe a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to those two claims.
Note 15 — Related Party Transactions
In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The Landlord, Kingstree Office One, LLC, is an entity controlled by John Sykes, the Company’s founder, former Chairman and Chief Executive Officer and a current major stockholder. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.1 million and

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2009 and 2008
(Unaudited)
Note 15 — Related Party Transactions — (continued)
$0.1 million to the landlord during the three months ended March 31, 2009 and 2008, respectively, under the terms of the lease.
Additionally, during the three month period ended March 31, 2008 the Company paid $0.1 million (none in the comparable 2009 period) for transitional real estate consulting services provided by David Reule, the Company’s former Senior Vice President of Real Estate who retired in December, 2007. Mr. Reuele is currently employed by JHS Equity, LLC, a company owned by John Sykes, the Company’s founder, former Chairman and Chief Executive Officer and a current major stockholder. Accordingly, the payments for Mr. Reule’s services were made to JHS Equity, LLC to reimburse it for the time spent by Mr. Reule on the Company’s business.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sykes Enterprises, Incorporated
400 North Ashley Drive
Tampa, FL 33602
We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of March 31, 2009, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2009 and 2008, of changes in shareholder’s equity for the three-month periods ended March 31, 2009 and 2008 and the nine-month period ended December 31, 2008, and of cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Deloitte & Touche LLP
Certified Public Accountants
Tampa, Florida
May 6, 2009

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2009
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and the consolidated financial statements and notes in the Sykes Enterprises, Incorporated (“Sykes,” “our”, “we” or “us”) Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”).
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
Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the impact of economic recessions in the U.S. and other parts of the world, (ii) fluctuations in global business conditions and the global economy, (iii) currency fluctuations, (iv) the timing of significant orders for our products and services, (v) variations in the terms and the elements of services offered under our standardized contract including those for future bundled service offerings, (vi) changes in applicable accounting principles or interpretations of such principles, (vii) difficulties or delays in implementing our bundled service offerings, (viii) failure to achieve sales, marketing and other objectives, (ix) construction delays of new or expansion of existing customer contact management centers, (x) delays in our ability to develop new products and services and market acceptance of new products and services, (xi) rapid technological change, (xii) loss or addition of significant clients, (xiii) political and country-specific risks inherent in conducting business abroad, (xiv) our ability to attract and retain key management personnel, (xv) our ability to continue the growth of our support service revenues through additional technical and customer contact management centers, (xvi) our ability to further penetrate into vertically integrated markets, (xvii) our ability to expand our global presence through strategic alliances and selective acquisitions, (xviii) our ability to continue to establish a competitive advantage through sophisticated technological capabilities, (xix) the ultimate outcome of any lawsuits, (xx) our ability to recognize deferred revenue through delivery of products or satisfactory performance of services, (xxi) our dependence on trend toward outsourcing, (xxii) risk of interruption of technical and customer contact management center operations due to such factors as fire, earthquakes, inclement weather and other disasters, power failures, telecommunication failures, unauthorized intrusions, computer viruses and other emergencies, (xxiii) the existence of substantial competition, (xxiv) the early termination of contracts by clients, (xxv) the ability to obtain and maintain grants and other incentives (tax or otherwise) and (xxvi) other risk factors which are identified in our most recent Annual Report on Form 10-K, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2009
Results of Operations
The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended
	March 31,
	2009	2008

Revenues	$203,241	$203,721
Percentage of revenues	100.0%	100.0%

Direct salaries and related costs	$130,253	$130,980
Percentage of revenues	64.1%	64.3%

General and administrative expenses	$55,489	$56,424
Percentage of revenues	27.3%	27.7%

Income from operations	$17,499	$16,317
Percentage of revenues	8.6%	8.0%
The following table summarizes our revenues, for the periods indicated, by geographic region (in thousands):

	Three Months Ended
	March 31,
	2009		2008
Revenues:
Americas	$142,806	70.3%	$137,357	67.4%
EMEA	60,435	29.7%	66,364	32.6%

Consolidated	$203,241	100.0%	$203,721	100.0%

The following table summarizes the amounts and percentage of revenue for direct salaries and related costs and general and administrative costs for the periods indicated, by geographic region (in thousands):

	Three Months Ended
	March 31,
	2009		2008
Direct salaries and related costs:
Americas	$88,532	62.0%	$85,184	62.0%
EMEA	41,721	69.0%	45,796	69.0%

Consolidated	$130,253		$130,980

General and administrative:
Americas	$30,898	21.6%	$30,311	22.1%
EMEA	14,055	23.3%	15,948	24.0%
Corporate	10,536		10,165

Consolidated	$55,489		$56,424

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2009
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Revenues
For the three months ended March 31, 2009, we recognized consolidated revenues of $203.2 million, a decrease of $0.5 million, or 0.2%, from $203.7 million of consolidated revenues for the comparable 2008 period.
On a geographic segmentation basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 70.3%, or $142.8 million, for the three months ended March 31, 2009, compared to 67.4%, or $137.3 million, for the comparable 2008 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 29.7%, or $60.4 million, for the three months ended March 31, 2009, compared to 32.6%, or $66.4 million, for the comparable 2008 period.
The increase in the Americas’ revenue of $5.5 million, or 4.0%, for the three months ended March 31, 2009, compared to the same period in 2008, reflects a $17.0 million increase in client demand, partially offset by a negative foreign currency impact of $11.5 million. This $17.0 million increase includes new and existing client relationships, primarily due to a combination of new programs with existing clients, expansion of existing programs and new client relationships. New client relationships represented 11.0% of the increase in the Americas’ revenue over the comparable 2008 period. Revenues from our offshore operations represented 61.7% of Americas’ revenues for the three months ended March 31, 2009, compared to 60.5% for the comparable 2008 period. The trend of generating more of our revenues in our offshore operations is likely to continue in 2009. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our focus to re-price or replace certain sub-profitable target client programs. Americas’ revenues for the three months ended March 31, 2009 and 2008 also included a $3.0 million net loss on foreign currency hedges and a $2.6 million net gain on foreign currency hedges, respectively. Excluding the effect of this $5.6 million foreign currency hedging fluctuation, the Americas’ revenue increased $11.1 million compared with the same period last year.
The decrease in EMEA revenues of $6.0 million, or 9.0%, for the three months ended March 31, 2009, compared to the same period in 2008, reflects a $13.1 million negative foreign currency impact, partially offset by an increase of $7.1 million in client demand. This $7.1 million increase includes expansion of existing client programs and new client relationships. New client relationships represented 13.4% of the increase in EMEA’s revenue over the comparable 2008 period.
Direct Salaries and Related Costs
Direct salaries and related costs decreased $0.7 million, or 0.5%, to $130.2 million for the three months ended March 31, 2009, from $130.9 million in the comparable 2008 period.
On a reporting segment basis, direct salaries and related costs from the Americas segment increased $3.3 million or 3.9% to $88.5 million for the three months ended March 31, 2009 from $85.2 million for the comparable 2008 period. Direct salaries and related costs from the EMEA segment decreased $4.1 million or 8.9% to $41.7 million for the three months ended March 31, 2009 from $45.8 million in the comparable 2008 period. While changes in foreign currency exchange rates negatively impacted revenues in the Americas and EMEA, they positively impacted direct salaries and related costs in 2009 compared to 2008 by approximately $9.9 million and $8.7 million, respectively.
In the Americas’ segment, as a percentage of revenues, direct salaries and related costs remained unchanged at 62.0% for the three months ended March 31, 2009 and 2008. Higher compensation costs of 1.5% were offset by lower auto tow claim costs of 1.0%, lower travel costs of 0.1% and lower other costs of 0.4%.
In the EMEA segment, as a percentage of revenues, direct salaries and related costs remained unchanged at 69.0%, for the three months ended March 31, 2009 and 2008. Higher compensation costs of 0.2%, higher fulfillment

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2009
material costs of 0.1%, higher training costs of 0.1%, and higher other costs of 0.4% were offset by lower recruiting costs of 0.6% and lower telephone costs of 0.2%.
General and Administrative
General and administrative expenses decreased $0.9 million, or 1.6%, to $55.5 million for the three months ended March 31, 2009, from $56.4 million in the comparable 2008 period.
On a reporting segment basis, general and administrative expenses from the Americas segment increased $0.6 million or 2.0% to $30.9 million for the three months ended March 31, 2009 from $30.3 million for the comparable 2008 period. General and administrative expenses from the EMEA segment decreased $1.8 million or 11.3% to $14.1 million for the three months ended March 31, 2009 from $15.9 million in the comparable 2008 period. While changes in foreign currency exchange rates negatively impacted revenues in the Americas and EMEA, they positively impacted general and administrative expenses in the three months ended March 31, 2009 compared to the comparable 2008 period by approximately $2.8 million and $3.3 million, respectively. Corporate general and administrative expenses increased $0.3 million or 2.9% to $10.5 million for the three months ended March 31, 2009 from $10.2 million. This increase of $0.3 million was primarily attributable to higher compensation costs of $1.3 million, higher business development costs of $0.4 million, higher software maintenance costs of $0.2 million partially offset by lower bad debt expense of $0.8 million, lower consulting costs of $0.4 million, lower travel costs of $0.3 million and lower other costs of $0.1 million.
In the Americas’ segment, as a percentage of revenues, general and administrative expenses decreased to 21.6% for the three months ended March 31, 2009 from 22.1% in the comparable 2008 period. This decrease of 0.5% was primarily attributable to better general and administrative expense leverage resulting from the Americas’ revenue growth, partially offset by higher bad debt expense of 0.4%.
In the EMEA segment, as a percentage of revenues, general and administrative expenses decreased to 23.3% for the three months ended March 31, 2009 from 24.0% in the comparable 2008 period. This decrease of 0.7% was primarily attributable to lower telephone costs of 0.4%, lower professional fees of 0.4%, lower travel costs of 0.3%, lower facility related costs of 0.2%, lower advertising costs of 0.2% and lower compensation costs of 0.1% partially offset by higher bad debt expense of 0.9%.
Interest Income
Interest income was $0.9 million for the three months ended March 31, 2009, compared to $1.8 million for the comparable 2008 period reflecting lower average rates earned on interest-bearing investments in cash and cash equivalents.
Interest Expense
Interest expense was $0.1 million for the three months ended March 31, 2009 compared to $0.1 million for the comparable 2008 period.
Other Income and Expense
Other income, net, was $0.8 million for the three months ended March 31, 2009 compared to $0.5 million for the comparable 2008 period. The net increase in other income of $0.3 million was primarily attributable to an increase of $0.4 million in realized and unrealized foreign currency transaction gains, net of losses, partially offset by a $0.1 million loss on forward foreign currency hedges recognized in the three months ended March 31, 2009. Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in Accumulated Other Comprehensive Income in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2009
Provision for Income Taxes
The provision for income taxes of $4.3 million for the three months ended March 31, 2009 was based upon pre-tax book income of $19.1 million, compared to a provision for income taxes of $2.9 million for the three months ended March 31, 2008 based upon pre-tax book income of $18.6 million. The effective tax rate for the three months ended March 31, 2009 was 22.5% compared to an effective tax rate of 15.4% for the comparable 2008 period. This increase in the effective tax rate of 7.1% was due to the March, 2008 recognition of income tax benefits of $1.3 million, including interest and penalties of $0.8 million, relating to transfer pricing as a result of a favorable tax audit determination, permanent differences and losses in jurisdictions for which tax benefits can be recognized, accompanied by a shift in the mix of earnings within tax jurisdictions and the effects of valuation allowances, foreign withholding and other taxes, accrued interest and penalties and foreign income tax rate differentials.
Net Income
As a result of the foregoing, we reported income from operations for the three months ended March 31, 2009 of $17.4 million, compared to $16.3 million in the comparable 2008 period. This increase was principally attributable to a $0.7 million decrease in direct salaries and related costs and a $0.9 million decrease in general and administrative expenses partially offset by a $0.5 million decrease in revenues. The $1.1 million increase in income from operations, a $0.3 million increase in other income, net, offset by a $0.9 million decrease in interest income, and a $1.4 million higher tax provision resulted in net income of $14.8 million for the three months ended March 31, 2009, a decrease of $0.9 million compared to the same period in 2008.
Client Concentration
Total consolidated revenues included $21.8 million, or 10.7% of consolidated revenues, for the three months ended March 31, 2009 from AT&T Corporation, a major provider of communication services for which we provide various customer support services. This included $19.8 million in revenue from the Americas and $2.0 million in revenue from EMEA for the three months ended March 31, 2009. The revenues for the comparable period as it relates to this relationship were $11.2 million, or 5.4% of consolidated revenues, for the three months ended March 31, 2008. This included $8.7 million in revenue from the Americas and $2.5 million in revenue from EMEA for the three months ended March 31, 2008.
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
On August 5, 2002, the Board of Directors authorized the Company to purchase up to three million shares of our outstanding common stock. A total of 1.9 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the three months ended March 31, 2009, we repurchased 224 thousand common shares under the 2002 repurchase program at prices ranging between $13.72 and $14.75 per share for a total cost of $3.2 million. We expect to make additional stock repurchases under this program in 2009 if market conditions are favorable.
During the three months ended March 31, 2009, we generated $8.0 million in cash from operating activities and received $3.5 million in cash from grant proceeds. Further, we used $11.0 million for capital expenditures and repurchased $3.2 million of common stock resulting in a $10.1 million decrease in available cash (including the unfavorable effects of international currency exchange rates on cash of $7.4 million).

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2009
Net cash flows provided by operating activities for the three months ended March 31, 2009 were $8.0 million, compared to $1.0 million for the comparable 2008 period. The $7.0 million increase in net cash flows from operating activities was due to a net increase of $7.0 million in cash flows from assets and liabilities and a $0.9 million increase in non-cash reconciling items such as deferred income taxes, stock-based compensation, unrealized gains on financial instruments partially offset by a $0.9 million decrease in net income. The $7.0 million net change in cash flows from assets and liabilities was principally a result of a $9.9 million decrease in receivables, a $0.8 million increase in income taxes payable and a $0.1 million increase in deferred revenue partially offset by a $3.2 million increase in other assets and a $0.6 million decrease in other liabilities.
Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $11.0 million for the three months ended March 31, 2009, compared to $8.1 million for the comparable 2008 period, an increase of $2.9 million. During the three months ended March 31, 2009, approximately 42% of the capital expenditures were the result of investing in new and existing customer contact management centers, primarily in the Americas, and 58% was expended primarily for maintenance and systems infrastructure. In 2009, we anticipate capital expenditures in the range of $29.0 million to $32.0 million.
On March 30, 2009, we entered into a new credit agreement with KeyBank National Association and Bank of America, N.A. (the “Credit Facility”). The Credit Facility replaces the prior credit agreement, dated March 15, 2004, with KeyBank National Association and BNP Paribas. The new Credit Facility provides us with a $50 million revolving credit facility, which amount is subject to certain borrowing limitations, and includes certain customary financial and restrictive covenants. Pursuant to the terms of the Credit Facility, the amount of $50.0 million may be increased up to a maximum of $100.0 million with the prior written consent of the lenders. The $50.0 million Credit Facility includes a $40.0 million multi-currency subfacility, a $10.0 million swingline subfacility and a $5.0 million letter of credit subfacility. The Credit Facility will terminate on March 29, 2012.
We are not currently aware of any inability of our lenders to provide access to the full commitment of funds that exist under the Credit Facility, if necessary. However, due to recent economic conditions and the deteriorating business climate facing financial institutions, there can be no assurance that such facility will be available to us, even though it is a binding commitment.
The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including strategic acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Credit Facility, including the multi-currency subfacility, accrues interest, at our option, at (a) the rate (defined as the higher of the lender’s prime rate, the Federal Funds rate plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 1%) plus an applicable margin up to 2.50%, or (b) the eurodollar rate plus an applicable margin up to 3.50%. Borrowings under the swingline subfacility accrue interest at the prime rate plus an applicable margin up to 2.50% and borrowings under the letter of credit subfacility accrue interest at the LIBOR plus an applicable margin up to 3.50%. In addition, a commitment fee of up to 0.65% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 29, 2012, are secured by a pledge of 65% of the stock of each of our active direct foreign subsidiaries. The Credit Facility prohibits us from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings in the first three months of 2009 and no outstanding balances as of March 31, 2009 and December 31, 2008, with $50.0 million availability on the Credit Facility. At March 31, 2009, we were in compliance with all loan requirements of the Credit Facility.
Effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), Fair Value Measurements. Adoption of SFAS 157 did not have a material effect on our financial condition, results of operations or cash flows. At March 31, 2009, the aggregate amount of assets requiring fair value measurement (no liabilities) included in Level 3 represented approximately 1.1% of the aggregate amount of consolidated assets and liabilities. Of the aggregate amount of total assets and liabilities requiring fair value measurement, approximately 6.9% are included in Level 3. The amount we report in Level 3 in future periods will be directly affected by market conditions. There were no material changes made to the

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2009
valuation techniques and methodologies used to measure fair value during the three months ended March 31, 2009. See Note 1 of the accompanying Condensed Consolidated Financial Statements for further information related to the adoption of SFAS 157 and Item 3 “Quantitative and Qualitative Disclosures about Market Risk” for further information regarding foreign currency risk.
At March 31, 2009, we had $209.0 million in cash and cash equivalents, of which approximately 95.1% or $198.7 million, was held in international operations and may be subject to additional taxes if repatriated to the United States.
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
For the Quarter Ended March 31, 2009
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

Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts of $3.2 million as of March 31, 2009, or 2.0% of trade receivables, for estimated losses arising from the inability of our customers to make required payments. Our estimate is based on factors surrounding the credit risk of certain clients, historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that our estimate of the allowance for doubtful accounts will change if the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments.
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
As of December 31, 2008, management determined that a valuation allowance of $30.6 million was necessary to reduce U.S. deferred tax assets by $10.8 million and foreign deferred tax assets by $19.8 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $19.4 million at December 31, 2008 is dependent upon future profitability within each tax jurisdiction. As of March 31, 2009, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax asset will be realized. It is reasonably possible that we will be required to release up to $6.5 million of valuation allowance during 2009 pursuant to the requirements of FASB Statement No. 109 (SFAS 109), “Accounting for Income Taxes.”
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

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2009
As of March 31, 2009, we had $3.3 million of unrecognized tax benefits, a net decrease of $0.1 million from $3.4 million as of December 31, 2008. This decrease relates to foreign currency fluctuations.
If we recognized the remaining unrecognized tax benefits at March 31, 2009, approximately $3.0 million and related interest and penalties would favorably impact the effective tax rate. We believe it is reasonably possible that the unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $0.3 million due to transfer pricing and the classification of tax attributes related to intercompany accounts that will be resolved under audit or appeal in various tax jurisdictions.
Impairment of Long-lived Assets
We review long-lived assets, which had a carrying value of $107.6 million as of March 31, 2009, including goodwill, intangibles and property and equipment, and investment in SHPS, Incorporated, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge or loss to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 (SFAS 157), “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 on January 1, 2008. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows. See Note 2 — Fair Value to our Condensed Consolidated Financial Statements for further information.
In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-10 (EITF 06-10), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 provides guidance on the employer’s recognition of assets, liabilities and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods. We adopted the provisions of EITF 06-10 on January 1, 2008. As a result of the implementation of EITF 06-10, we recognized a $0.5 million liability for a postretirement benefit obligation related to a split dollar arrangement on behalf of our founder and former Chairman and Chief Executive Officer which was accounted for as a reduction to the January 1, 2008 balance of retained earnings. See Note 13 — Defined Benefit Pension Plan and Post-Retirement Benefits to our Condensed Consolidated Financial Statements for further information.
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
In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures About Derivative Instruments and Hedging Activities”, which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, by requiring increased qualitative, quantitative, and credit-risk disclosures about an entity’s derivative instruments and

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2009
hedging activities. On January 1, 2009, we adopted the provisions of SFAS 161. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows. See Note 4 — Financial Derivatives to our Condensed Consolidated Financial Statements for further information.
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
In December 2008, the FASB issued FSP No. FAS 132(R)-1 (FSP 132R-1), “Employers Disclosures about Postretirement Benefit Plan Assets”, which provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132R-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. We are currently evaluating the impact of adopting FSP 132R-1 on our financial statements, results of operations and cash flows.
In April 2009, the FASB issued FSP No. FAS 141(R)-1 (FSP 141(R)-1), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies”, and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from Statement 141R, and carry forward without significant revision the guidance in SFAS 141R. Like SFAS 141R, FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations whose acquisition date is on or after January 1, 2009.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 (FSP 107-1), “Interim Disclosures about Fair Value of Financial Instruments”, which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, and APB Opinion No. 28, “Interim Financial Reporting”, to extend the annual disclosures about fair value of financial instruments to interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. We are currently evaluating the impact of adopting FSP 107-1 on its financial statements, results of operations and cash flows.
In April 2009, the FASB issued FSP No. FAS 157-4 (FSP 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which amends SFAS 157, “Fair Value Measurements”, and supersedes FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. FSP 157-4 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP 157-4 also provides guidance on circumstances that may indicate a transaction is not orderly (that is, distressed or forced). FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2009
are currently evaluating the impact of adopting FSP 157-4 on our financial statements, results of operations and cash flows.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 (FSP 115-2), “Recognition and Presentation of Other-Than Temporary Impairments”, which amends the recognition and presentation of other-than-temporary impairments for debt securities and provides new disclosure requirements for both debt and equity securities. FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. Upon adoption of the provisions of FSP 115-2, we will report a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of previously recognized other-than-temporary impairment on debt securities held at that date from Retained Earnings to Accumulated Other Comprehensive Income, if we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis. We are currently evaluating the impact of adopting FSP 115-2 on our financial statements, results of operations and cash flows.
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
As of March 31, 2009, we had outstanding forward contracts with counterparties to acquire a total of PHP 4.5 billion through June 2010 at fixed prices of $100.3 million U.S. dollars, which approximates 57% of our exposure related to the anticipated cash flow requirements denominated in PHP. The fair value of these derivative instruments as of March 31, 2009 is presented in Note 4 of the accompanying Condensed Consolidated Financial Statements. If the U.S. dollar/PHP exchange rate were to adversely change by 10% from current period-end levels, we would incur a $10.1 million loss on the underlying exposures of the derivative instruments. However, this loss would be partially offset by a corresponding gain of $10.0 million in our underlying exposures.
We evaluate the credit quality of potential counterparties to derivative transactions and only enter into contracts with those considered to have minimal credit risk. We periodically monitor changes to counterparty credit quality as well as our concentration of credit exposure to individual counterparties. We do not use derivative instruments for trading or speculative purposes.
Interest Rate Risk
Our exposure to interest rate risk results from variable debt outstanding under our $50.0 million revolving credit facility. During the quarter ended March 31, 2009, we had no debt outstanding under this credit facility; therefore, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would not have had had a material impact on our financial position or results of operations.
We have not historically used derivative instruments to manage exposure to changes in interest rates.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2009
Fluctuations in Quarterly Results
For the year ended December 31, 2008, quarterly revenues as a percentage of total consolidated annual revenues were approximately 25%, 25%, 25% and 25%, respectively, for each of the respective quarters of the year. We have experienced and anticipate that in the future we will experience variations in quarterly revenues. The variations are due to the timing of new contracts and renewal of existing contracts, the timing and frequency of client spending for customer contact management services, non-U.S. currency fluctuations, and the seasonal pattern of customer contact management support and fulfillment services.
Item 4 — Controls and Procedures
As of March 31, 2009, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of March 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2009
Part II — OTHER INFORMATION
Item 1 — Legal Proceedings
We have previously disclosed regulatory sanctions assessed against our Spanish subsidiary relating to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. In order to appeal these claims, we issued a bank guarantee of $0.9 million. During the year ended December 31, 2008, $0.4 million of the bank guarantee was returned to the Company. The remaining balance of the bank guarantee of $0.5 million is included as restricted cash in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2009 ($0.9 million as of March 31, 2008). We will continue to vigorously defend these matters. However, due to further progression of several of these claims within the Spanish court system, and based upon opinion of legal counsel regarding the likely outcome of several of the matters before the courts, we accrued a provision in the amount of $1.3 million as of March 31, 2009 and December 31, 2008 under SFAS No. 5, “Accounting for Contingencies” because we now believe that a loss is probable and the amount of the loss can be reasonably estimated as to three of the subject claims. There are two other related claims, one of which is currently under appeal, and the other of which is in the early stages of investigation, but we have not accrued any amounts related to either of those claims because we do not currently believe a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to those two claims.
From time to time, we are involved in legal actions arising in the ordinary course of business. With respect to these matters, we believe that we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Below is a summary of stock repurchases for the quarter ended March 31, 2009 (in thousands, except average price per share). See Note 10, Earnings Per Share, to the Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

				Maximum
			Total Number of	Number Of
			Shares Purchased	Shares That May
		Average	as Part of	Yet Be
	Total Number	Price	Publicly	Purchased
	of Shares	Paid Per	Announced Plans	Under Plans or
Period	Purchased (1)	Share	or Programs	Programs
January 1, 2009 - January 31, 2009	—	—	—	1,322
February 1, 2009 - February 28, 2009	—	—	—	1,322
March 1, 2009 - March 31, 2009	224	14.23	224	1,098

Total	224		224	1,098

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3 million with no expiration date.
Item 6 — Exhibits
The following documents are filed as an exhibit to this Report:
15	Awareness letter.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2009
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: May 6, 2009	By:	/s/ W. Michael Kipphut
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