Form 10-Q
period 2009-06-30
SYKES ENTERPRISES INC
filed 2009-08-05
CIK 1010612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

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
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of July 24, 2009, there were 41,321,938 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

PART I — FINANCIAL INFORMATION

Item 1	— Financial Statements
Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$238,904	$219,050
Receivables, net	165,744	157,067
Prep aid expenses	9,597	7,084
Other current assets	11,723	13,317

Total current assets	425,968	396,518
Property and equipment, net	81,223	80,390
Goodwill	21,142	23,191
Intangibles, net	2,564	4,586
Deferred charges and other assets	23,870	24,857

	$554,767	$529,542

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$17,941	$26,419
Accrued employee compensation and benefits	50,058	47,194
Income taxes payable	1,366	4,485
Deferred revenue	29,936	26,955
Other accrued expenses and current liabilities	15,614	21,057

Total current liabilities	114,915	126,110
Deferred grants	11,804	9,340
Long-term income tax liabilities	5,037	5,077
Other long-term liabilities	4,577	4,985

Total liabilities	136,333	145,512

Commitments and loss contingency (Note 14)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 41,530 and 41,271 shares issued	415	413
Additional paid-in capital	160,273	158,216
Retained earnings	266,306	237,188
Accumulated other comprehensive (loss)	(4,118)	(10,683)
Treasury stock at cost: 328 shares and 96 shares	(4,442)	(1,104)

Total shareholders’ equity	418,434	384,030

	$554,767	$529,542

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008
Revenues	$208,839	$207,629	$412,080	$411,350

Operating expenses:
Direct salaries and related costs	133,727	133,708	263,980	264,688
General and administrative	56,477	57,355	111,965	113,779
Impairment loss on goodwill and intangibles	1,584	—	1,584	—

Total operating expenses	191,788	191,063	377,529	378,467

Income from operations	17,051	16,566	34,551	32,883

Other income (expense):
Interest income	605	1,258	1,456	3,080
Interest (expense)	(237)	(125)	(351)	(227)
Impairment (loss) on investment in SHPS	(2,089)	—	(2,089)	—
Other income	275	3,733	1,095	4,264

Total other income (expense)	(1,446)	4,866	111	7,117

Income before provision for income taxes	15,605	21,432	34,662	40,000
Provision for income taxes	1,257	3,703	5,544	6,561

Net income	$14,348	$17,729	$29,118	$33,439

Net income per share:
Basic	$0.35	$0.44	$0.72	$0.82

Diluted	$0.35	$0.43	$0.71	$0.82

Weighted average shares:
Basic	40,654	40,599	40,632	40,545

Diluted	40,953	40,953	40,999	40,860

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Six Months Ended June 30, 2008, Six Months Ended December 31, 2008 and
Six Months Ended June 30, 2009
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Shares		Paid-in	Retained	Comprehensive	Treasury
(In thousands)	Issued	Amount	Capital	Earnings	Income (Loss)	Stock	Total

Balance at January 1, 2008	45,537	$455	$184,184	$195,203	$37,457	$(51,978)	$365,321

Adjustment upon adoption of EITF 06-10	—	—	—	(482)	—	—	(482)
Issuance of common stock	90	1	1,087	—	—	—	1,088
Stock-based compensation expense	—	—	2,357	—	—	—	2,357
Excess tax benefit from stock- based compensation	—	—	591	—	—	—	591
Issuance of common stock and restricted stock under equity award plans	226	2	76	—	—	(114)	(36)
Retirement of treasury stock	(4,644)	(46)	(33,346)	(18,094)	—	51,486	—
Comprehensive income (loss)	—	—	—	33,439	(14,997)	—	18,442

Balance at June 30, 2008	41,209	412	154,949	210,066	22,460	(606)	387,281

Issuance of common stock	15	—	86	—	—	—	86
Stock-based compensation expense	—	—	2,399	—	—	—	2,399
Excess tax benefit from stock- based compensation	—	—	121	—	—	—	121
Issuance of common stock and restricted stock under equity award plans	10	1	(15)	—	—	14	—
Repurchase of common stock	—	—	—	—	—	(512)	(512)
Issuance of common stock for business acquisition	37	—	676	—	—	—	676
Comprehensive income (loss)	—	—	—	27,122	(33,143)	—	(6,021)

Balance at December 31, 2008	41,271	413	158,216	237,188	(10,683)	(1,104)	384,030

Issuance of common stock	14	—	71	—	—	—	71
Stock-based compensation expense	—	—	2,800	—	—	—	2,800
Excess tax benefit from stock- based compensation	—	—	123	—	—	—	123
Issuance of common stock and restricted stock under equity award plans	245	2	(937)	—	—	(145)	(1,080)
Repurchase of common stock	—	—	—	—	—	(3,193)	(3,193)
Comprehensive income	—	—	—	29,118	6,565	—	35,683

Balance at June 30, 2009	41,530	$415	$160,273	$266,306	$(4,118)	$(4,442)	$418,434

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2009 and 2008
(Unaudited)

(in thousands)	2009	2008
Cash flows from operating activities:
Net income	$29,118	$33,439
Depreciation and amortization, net	13,938	14,196
Impairment losses	3,673	—
Unrealized foreign currency transaction (gains), net	(1,538)	—
Stock-based compensation expense	2,800	2,357
Excess tax benefit from stock-based compensation	(123)	(591)
Deferred income tax provision (benefit)	330	(129)
Net loss on disposal of property and equipment	36	—
Bad debt expense	774	349
Write down of value added tax credit receivables	320	361
Unrealized loss on financial instruments, net	349	985
Amortization of discount on short-term investments	—	(173)
Amortization of actuarial gains on pension	(30)	(35)
Foreign exchange (gain) on liquidation of foreign entities	(1)	(10)
Amortization of unrealized (gain) on post retirement obligation	(19)	—

Changes in assets and liabilities:
Receivables	(9,007)	(16,745)
Prepaid expenses	(2,205)	(3,031)
Other current assets	(588)	752
Deferred charges and other assets	(1,507)	(86)
Accounts payable	(4,295)	(1,174)
Income taxes receivable/payable	(2,682)	(3,852)
Accrued employee compensation and benefits	2,649	2,578
Other accrued expenses and current liabilities	(434)	(14)
Deferred revenue	1,941	1,101
Other long-term liabilities	(10)	675

Net cash provided by operating activities	33,489	30,953

Cash flows from investing activities:
Capital expenditures	(18,308)	(16,248)
Proceeds from sale of property and equipment	162	67
Sale of short-term investments	—	17,535
Investment in restricted cash	—	(997)
Proceeds from release of restricted cash	839	858
Other	(2)	(126)

Net cash (used for) provided by investing activities	(17,309)	1,089

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2009 and 2008
(Unaudited)
(continued)

(in thousands)	2009	2008
Cash flows from financing activities:
Proceeds from issuance of stock	71	1,088
Excess tax benefit from stock-based compensation	123	591
Cash paid for repurchase of common stock	(3,193)	—
Proceeds from grants	3,440	—
Shares repurchased for minimum tax withholding on restricted stock	(1,080)	—

Net cash (used for) provided by financing activities	(639)	1,679

Effects of exchange rates on cash	4,313	(2,998)

Net increase in cash and cash equivalents	19,854	30,723

Cash and cash equivalents — beginning	219,050	177,682

Cash and cash equivalents — ending	$238,904	$208,405

Supplemental disclosures of cash flow information:

Cash paid during period for interest	$630	$220
Cash paid during period for income taxes	$6,274	$9,974

Non-cash transactions:
Property and equipment additions in accounts payable	$1,338	$1,485
Unrealized gain on post retirement obligation in accumulated other comprehensive income (loss)	$461	$—
See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2009 and 2008
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
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”). Subsequent events have been evaluated through the date and time the condensed consolidated financial statements were issued on August 5, 2009. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in our condensed consolidated financial statements.
Property and Equipment — The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For purposes of recognition and measurement of an impairment loss, assets are grouped at the lowest levels for which there are identifiable cash flows (the “reporting unit”). An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. The Company determined that its property and equipment was not impaired as of June 30, 2009.
Investment in SHPS — The Company holds a noncontrolling interest in SHPS, Inc. (“SHPS”), which was accounted for at cost of approximately $2.1 million as of December 31, 2008 and was included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet. In June 2009, the Company received notice from SHPS that the shareholders of SHPS had approved a merger agreement between SHPS and SHPS Acquisition, Inc., pursuant to which the common stock of SHPS, including the common stock owned by the Company, would be converted into the right to receive $0.000001 per share in cash. SHPS informed the Company that it believes the estimated fair value of the SHPS common stock to be equal to such per share amount. As a result of this transaction and evaluation of the Company’s legal options, the Company believes it is more likely than not that we will not be

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2009 and 2008
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Investment in SHPS — (continued)
able to recover the $2.1 million carrying value of the investment in SHPS. Therefore, due to the decline in value that is other than temporary, management recorded a non-cash impairment loss of $2.1 million included in “Impairment loss on investment in SHPS” in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 (none in the comparable 2008 periods). See Note 2 for further information.
Goodwill — The Company accounts for goodwill and other intangible assets under SFAS No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets with indefinite lives are not subject to amortization, but instead must be reviewed at least annually, and more frequently in the presence of certain circumstances, for impairment by applying a fair value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under SFAS 142, the carrying value of assets is calculated at the lowest levels for which there are identifiable cash flows (the “reporting unit”). If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. The Company completed its annual goodwill impairment test during the third quarter of 2008, which included the consideration of recent economic developments and determined that the carrying amount of goodwill was not impaired. Subsequently, during the second quarter of 2009, based on the presence of certain circumstances, the Company recorded an impairment loss on goodwill related to the March 2005 acquisition of Kelly, Luttmer & Associates Limited (“KLA”). See Note 2 for further information. The Company expects to receive future benefits from the remaining previously acquired goodwill over an indefinite period of time.
Intangible Assets — Intangible assets, primarily customer relationships, existing technologies and covenants not to compete, are amortized using the straight-line method over their estimated useful lives which approximates the pattern in which the economic benefits of the assets are consumed. The Company periodically evaluates the recoverability of intangible assets and takes into account events or changes in circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. Fair value for intangible assets is based on discounted cash flows, market multiples and/or appraised values as appropriate. The Company does not have intangible assets with indefinite lives. During the second quarter of 2009, based on changes in circumstances, the Company recorded an impairment loss on intangible assets related to the KLA acquisition mentioned above. See Note 2 for further information.
Value Added Tax Credit Receivables — The Philippine operations are subject to Value Added Tax (“VAT”), which is usually applied to all goods and services purchased throughout the Philippines. Upon validation and certification of the VAT credit receivables by the Philippine government, the VAT credit receivables are held for sale through third-party brokers. The Company sells VAT credits to others due to its current tax holiday status in the Philippines and resulting inability to fully utilize these credits. This process through collection typically takes three to five years. The VAT credit receivables balance recorded at net realizable value, which approximates fair value, is approximately $7.1 million and $7.5 million as of June 30, 2009 and December 31, 2008, respectively. See “Fair Value Measurements” in this Note 1 for further information. As of June 30, 2009 and December 31, 2008, the VAT credit receivables of $5.9 million and $4.9 million, respectively, are included in “Deferred Charges and Other Assets”, $1.1 million and $1.1 million, respectively, are included in “Other Current Assets” and $0.1 million and $1.5 million, respectively, are included in “Receivables” in the accompanying Condensed Consolidated Financial Statements. During the three and six months ended June 30, 2009, the Company determined that a portion of the VAT credit receivable balance was not recoverable and wrote down the balance by $0.1 million and $0.3 million, respectively. During the comparable 2008 periods, the Company wrote down the balance by $0.2 million and $0.4 million, respectively.
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
Six months ended June 30, 2009 and 2008
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
Fair Value of Financial Instruments — The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
•	Cash, Accounts Receivable, Value Added Tax Credit Receivables, Short-term and Other Investments, Investments Held in Rabbi Trust and Accounts Payable. The carrying values reported in the balance sheet for cash, accounts receivable, value added tax credit receivables, short-term investments, investments held in rabbi trust and accounts payable approximate their fair values.

•	Foreign currency forward contracts. Foreign currency forward contracts are recognized in the balance sheet at fair value based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions.

•	Long-Term Debt. The fair value of long-term debt, including the current portion thereof, is estimated based on the quoted market price for the same or similar types of borrowing arrangements. As of June 30, 2009 and December 31, 2008, the Company had no outstanding long-term debt.
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
Six months ended June 30, 2009 and 2008
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
Investments Held in Rabbi Trust — The Company maintains a non-qualified deferred compensation plan structured as a rabbi trust for certain eligible employees. The investment assets of the rabbi trust are valued using quoted market prices multiplied by the number of shares held in the trust, which are classified in Level 1 of the fair value hierarchy. For additional information about our deferred compensation plan, see Notes 5 and 12.
Guaranteed Investment Certificates — Guaranteed investment certificates, with variable interest rates linked to the prime rate, approximate fair value due to the automatic ability to reprice with changes in the market; such items are classified in Level 2 of the fair value hierarchy.
Value Added Tax Credit Receivables — The VAT credit receivables are recorded at net realizable value, which approximates fair value. The Company determines the net realizable value based on estimated discounted future cash flows using such factors as historical sales experience and current market conditions. Such items are classified in Level 3 of the fair value hierarchy.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2009 and 2008
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
Foreign Currency and Derivative Instruments — The Company accounts for financial derivative instruments under SFAS No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities”, as amended. The Company generally utilizes non-deliverable forward contracts expiring within one to 24 months to reduce its foreign currency exposure due to exchange rate fluctuations on forecasted cash flows denominated in non-functional foreign currencies. Upon proper qualification, these contracts are accounted for as cash-flow hedges, as defined by SFAS 133. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. In using derivative financial instruments to hedge exposures to changes in exchange rates, the Company exposes itself to counterparty credit risk.
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
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, the Company discontinues hedge accounting prospectively. At June 30, 2009, all hedges were determined to be highly effective.
The Company also periodically enters into forward contracts that are not designated as hedges as defined under SFAS 133. The purpose of these derivative instruments is to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange rates. The Company records changes in the fair value of these derivative instruments within “Revenues” or “Other income”, depending on the purpose of the hedge, in the accompanying Condensed Consolidated Statements of Operations. See Note 4 for further information on financial derivative instruments.
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
Six months ended June 30, 2009 and 2008
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
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3 (FSP 142-3), “Determination of the Useful Life of Intangible Assets". FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The Company adopted the provisions of FSP 142-3 on January 1, 2009. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.
In December 2008, the FASB issued FSP No. FAS 132(R)-1 (FSP 132R-1), “Employers Disclosures about Postretirement Benefit Plan Assets”, which provides additional guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132R-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of adopting FSP 132R-1 on its financial condition, results of operations and cash flows.
In April 2009, the FASB issued FSP No. FAS 141(R)-1 (FSP 141(R)-1), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies", which amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, "Accounting for Contingencies”, and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB decided to remove the subsequent accounting guidance for

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2009 and 2008
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Recent Accounting Pronouncements — (continued)
assets and liabilities arising from contingencies from Statement 141R, and carry forward without significant revision the guidance in SFAS 141R. Like SFAS 141R, FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations whose acquisition date is on or after January 1, 2009.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 (FSP 107-1), “Interim Disclosures about Fair Value of Financial Instruments", which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments", and APB Opinion No. 28, “Interim Financial Reporting”, to extend the annual disclosures about fair value of financial instruments to interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, and was adopted on April 1, 2009. The adoption of FSP 107-1 did not have a material impact on the Company’s financial condition, results of operations or cash flows. See Note 1- Basis of Presentation and Summary of Significant Accounting Policies — Fair Value Measurements for further information.
In April 2009, the FASB issued FSP No. FAS 157-4 (FSP 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly", which amends SFAS 157, “Fair Value Measurements", and supersedes FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. FSP 157-4 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP 157-4 also provides guidance on circumstances that may indicate a transaction is not orderly (that is, distressed or forced). FSP 157-4 is effective on a prospective basis for interim and annual reporting periods ending after June 15, 2009, and was adopted on April 1, 2009. The adoption of FSP 157-4 did not have a material impact on the Company’s financial condition, results of operations or cash flows.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 (FSP 115-2), “Recognition and Presentation of Other-Than Temporary Impairments", which amends the recognition and presentation of other-than-temporary impairments for debt securities and provides new disclosure requirements for both debt and equity securities. Upon adoption of the provisions of FSP 115-2, the non-credit component of previously recognized other-than-temporary impairment on debt securities held on that date is reclassified from Retained Earnings to Accumulated Other Comprehensive Income and reported as a cumulative-effect adjustment as of the beginning of the period of adoption, if the entity does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis. FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, and was adopted on April 1, 2009. The adoption of FSP 115-2 did not have a material impact on the Company’s financial condition, results of operations or cash flows. See Note 5 — Investments Held in Rabbi Trust for further information.
In May 2009, the FASB issued SFAS No. 165 (SFAS 165), “Subsequent Events", which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 is effective on a prospective basis for interim or annual periods ending after June 15, 2009, and was adopted on April 1, 2009. This standard did not have a material impact on the Company’s financial condition, results of operations and cash flows.
In June 2009, the FASB issued SFAS No. 168 (SFAS 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”. SFAS 168 states that the FASB Accounting Standards Codification (“Codification”) will become the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB. The Codification and all of its contents, which changes the referencing of financial standards, will carry the same level of authority, effectively superseding SFAS 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Therefore, in the third quarter of 2009, all references made to GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2009 and 2008
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Recent Accounting Pronouncements — (continued)
to change or alter existing GAAP, it is not expected to have an impact on the Company’s financial condition, results of operations and cash flows.
Note 2 — Fair Value
The Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 subject to the requirements of SFAS 157 consist of the following (in thousands):

		Fair Value Measurments at June 30, 2009 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets For	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	June 30, 2009	Level (1)	Level (2)	Level (3)

Assets:
Money Market Funds and Open-end Mutual Funds (1)	$87,780	$87,780	$—	$—
Foreign Currency Forward Contracts (2)	292	—	292	—
Investments held in Rabbi Trust for the Deferred Compensation Plan (3)	1,905	1,905	—	—
Guaranteed Investment Certificates (4)	47	—	47	—
Value Added Tax Credit Receivables (5)	7,062	—	—	7,062

Total Assets	$97,086	$89,685	$339	$7,062

Liabilities:
Foreign Currency Forward Contracts (6)	$5,955	$—	$5,955	$—

Total Liabilities	$5,955	$—	$5,955	$—

(1)	Included $87.1 million in “Cash and cash equivalents” and $0.7 million in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(2)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 4 — Financial Derivatives for further information.

(3)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet.

(4)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(5)	Included $5.9 million in “Deferred charges and other assets,” $1.1 million in “Other current assets” and $0.1 million in “Receivables” in the accompanying Condensed Consolidated Balance Sheet.

(6)	Included in “Other accrued expense and current liabilities” in the accompanying Condensed Consolidated Balance Sheet. See Note 4 — Financial Derivatives for further information.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2009 and 2008
(Unaudited)
Note 2 — Fair Value — (continued)
The Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 subject to the requirements of SFAS 157 consist of the following (in thousands):

		Fair Value Measurments at December 31, 2008 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets For	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2008	Level (1)	Level (2)	Level (3)

Assets:
Money Market Funds and Open-end Mutual Funds (1)	$111,423	$111,423	$—	$—
Investments held in Rabbi Trust for the Deferred Compensation Plan (2)	1,386	1,386	—	—
Guaranteed Investment Certificates (3)	858	—	858	—
Value Added Tax Credit Receivables (4)	7,501	—	—	7,501

Total Assets	$121,168	$112,809	$858	$7,501

Liabilities:
Foreign Currency Forward Contracts (5)	$11,654	$—	$11,654	$—

Total Liabilities	$11,654	$—	$11,654	$—

(1)	Included $110.7 million in “Cash and cash equivalents” and $0.7 million in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(2)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet.

(3)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet.

(4)	Included $4.9 million in “Deferred charges and other assets,” $1.1 million in “Other current assets” and $1.5 million in “Receivables” in the accompanying Condensed Consolidated Balance Sheet.

(5)	Included in “Other accrued expense and current liabilities” in the accompanying Condensed Consolidated Balance Sheet. See Note 4 — Financial Derivatives for further information.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2009 and 2008
(Unaudited)
Note 2 — Fair Value — (continued)
The following table presents a reconciliation of the beginning and ending balances for the Company’s value added tax credit receivables measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,
Description	2009	2008
Beginning Balance, April 1	$7,533	$8,680
Included in earnings (1)	(111)	(192)
Purchases, issuances and settlements	(360)	(1,250)

Ending Balance, June 30	$7,062	$7,238

	Six Months Ended June 30,
Description	2009	2008
Beginning Balance, January 1	$7,501	$8,247
Included in earnings (1)	(320)	(361)
Purchases, issuances and settlements	(119)	(648)

Ending Balance, June 30	$7,062	$7,238

	2009	2008
Unrealized Gains (Losses) Included in Earnings Above
For the three months ended June 30	$—	$—
For the six months ended June 30	$—	$—

(1)	Represents the write down to net realizable value included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2009 and 2008
(Unaudited)
Note 2 — Fair Value — (continued)
Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs as described in Note 1, like those associated with acquired businesses, including goodwill and other intangible assets, investments at cost and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more of these assets are determined to be impaired. The Company’s assets measured at fair value on a nonrecurring basis (no liabilities) as of June 30, 2009 subject to the requirements of SFAS 157 consist of the following (in thousands):

		Fair Value Measurments at June 30, 2009 Using:
		Quoted Prices	Significant
		in Active	Other	Significant	Three and Six
		Markets For	Observable	Unobservable	Months Ended
	Balance at	Identical Assets	Inputs	Inputs	June 30, 2009
	June 30, 2009	Level (1)	Level (2)	Level (3)	Total Gains (Losses)

Assets:

KLA assets:
Goodwill	$—	$—	$—	$—	$(629)

Intangibles, net	301	—	301	—	(955)

	301	—	301	—	(1,584)

Investment in SHPS (1)	—	—	—	—	(2,089)

Total Assets	$301	$—	$301	$—	$(3,673)

(1)	See Note 1, Investment in SHPS, for the reason for the fair value measurement, description of the inputs and the information used to develop the inputs.
On June 30, 2009, the Company committed to a plan to sell or close its Employee Assistance and Occupational Health operations in Calgary, Alberta, Canada, which was originally acquired on March 1, 2005 when the Company purchased the shares of KLA. As a result of KLA’s actual and forecasted operating results for 2009, deterioration of the KLA customer base and loss of key employees, the Company expects to sell or close the Calgary operations on or before December 31, 2009 for less than its current carrying value. This decline in value is other than temporary, therefore, the Company recorded a non-cash impairment loss of $1.0 million related to intangible assets (primarily customer relationships) and $0.6 million related to goodwill included in “Impairment loss on goodwill and intangibles” in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 (none in the comparable 2008 period). In addition the Company estimates $0.6 million to $1.0 million of cash expenditures for the Calgary closing, including facility-related costs of $0.5 million to $0.9 million to be paid through the remainder of the lease term ending July 2012 and $0.1 million in one-time employee termination benefits. The exact timing and actual amounts of the facility-related payments are dependent upon the Company’s ability to sublease these facilities. If the events and circumstances regarding the Company’s ability to sublease the facilities change, these estimates would change. Income (loss) from operations for KLA for the three and six months ended June 2009 and 2008 were not material to the consolidated income from operations; therefore, the results of operations of KLA have not been presented as discontinued operations in the accompanying Condensed Consolidated Statement of Operations.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2009 and 2008
(Unaudited)
Note 3 — Goodwill and Intangible Assets
The following table presents the Company’s purchased intangible assets (in thousands) as of June 30, 2009:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Intangibles	Amortization	Intangibles	Period (years)

Customer relationships	$4,476	$2,238	$2,238	6
Trade name	814	488	326	5
Non-compete agreement	163	163	—	2
Other	134	134	—	3

	5,587	3,023	2,564	6

Customer relationships held for sale (1)	301	—	301

	$5,888	$3,023	$2,865

(1)	On June 30, 2009, the Company committed to a plan to sell or close its KLA operations, in Canada, including customer relationships, as discussed more fully in Note 2. As of June 30, 2009, this amount is included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet.
The following table presents the Company’s purchased intangible assets (in thousands) as of December 31, 2008:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Intangibles	Amortization	Intangibles	Period (years)

Customer relationships	$6,711	$2,596	$4,115	7
Trade name	892	446	446	5
Non-compete agreement	610	610	—	2
Other	237	212	25	3

	$8,450	$3,864	$4,586	6

Amortization expense, related to the purchased intangible assets resulting from acquisitions (other than goodwill), of $0.3 million and $0.6 million for the three and six months ended June 30, 2009, respectively, is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations. In the comparable 2008 periods, the Company recognized amortization expense of $0.3 million and $0.7 million, respectively.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2009 and 2008
(Unaudited)
Note 3 — Goodwill and Intangible Assets — (continued)
The Company’s estimated future amortization expense for the five succeeding years is as follows (in thousands):

Years Ending December 31,	Amount

2009 (remaining six months)	$455
2010	$909
2011	$827
2012	$373
2013	$—
Changes in goodwill, within the America’s segment, consist of the following (in thousands):

Years Ending December 31,	Amount

Balance at December 31, 2007	$22,468
Contingent payment for Apex acquisition	3,076
Foreign currency translation	(2,353)

Balance at December 31, 2008	23,191
Impairment on KLA goodwill (see Note 2)	(629)
Foreign currency translation	(1,420)

Balance at June 30, 2009	$21,142

Note 4 — Financial Derivatives
The Company had derivative assets and liabilities relating to outstanding forward contracts, designated as cash flow hedges, as defined under SFAS 133, consisting of Philippine peso (“PHP”) contracts, maturing within 12 months with a notional value of $74.8 million and $107.0 million as of June 30, 2009 and December 31, 2008, respectively. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.
The Company had a total of $3.0 million and $7.8 million of deferred losses, net of taxes of $1.7 million and $3.3 million, on these derivative instruments as of June 30, 2009 and December 31, 2008, respectively, recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Condensed Consolidated Balance Sheets. The deferred losses expected to be reclassified to “Revenues” from AOCI during the next twelve months is $4.7 million. However, this amount and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the forward contracts.
The Company also periodically enters into forward contracts that are not designated as hedges as defined under SFAS 133. The purpose of these derivative instruments is to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange rates, primarily related to intercompany loan payments. During the six months ended June 30, 2009, the Company entered into and settled forward contracts to sell $0.9 million U.S. dollars at fixed prices of 1.1 million Canadian dollars as well as forward contracts to sell PHP 175.0 million at fixed prices of Euro 2.8 million. During the six months ended June 30, 2008, the Company entered into a forward contract to sell 25.0 million Canadian dollars at fixed prices of Euro 14.6 million through December 2009. See Note 1 for further information on foreign currency and derivative instruments.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2009 and 2008
(Unaudited)
Note 4 — Financial Derivatives — (continued)
The Company had the following outstanding foreign currency forward contracts (in thousands):

As of June 30, 2009		As of December 31, 2008
Foreign	Currency	Foreign	Currency
Currency	Denomination	Currency	Denomination

U.S. Dollars	Philippine	U.S. Dollars	Philippine
	Pesos 3,421,776		Pesos 4,645,715

Canadian Dollars	Euros 14,641	Canadian Dollars	Euros 14,641
As of June 30, 2009, the maximum amount of loss due to credit risk that, based on the gross fair value of the financial instruments, the Company would incur if parties to the financial instruments that make up the concentration failed to perform according to the terms of the contracts is $0.3 million.
The following tables present the fair value of the Company’s derivative instruments as of June 30, 2009 and December 31, 2008 included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Derivative Assets
	June 30, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:

Foreign currency forward contracts	Other current assets	$292	—	$—

Total derivative assets		$292		$—

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2009 and 2008
(Unaudited)
Note 4 — Financial Derivatives — (continued)

	Derivative Liabilities
	June 30, 2009		December 31, 2008
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Foreign currency forward contracts	Other accrued expenses and current liabilities	$4,973	Other accrued expenses and current liabilities	$11,377

Derivatives not designated as hedging instruments under SFAS 133(1):
Foreign currency forward contracts	Other accrued expenses and current liabilities	982	Other accrued expenses and current liabilities	277

Total derivative liabilities		$5,955		$11,654

(1)	See Note 1 for additional information on the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.
The following tables present the effect of the Company’s derivative instruments for the three months ended June 30, 2009 and 2008 in the accompanying Condensed Consolidated Financial Statements (in thousands):

				Gain (Loss)
	Gain (Loss)			Reclassified From		Gain (Loss)
	Recognized in AOCI			Accumulated AOCI		Recognized in Income
	on Derivative		Statement	Into Income (Effective		on Derivative
	(Effective Portion)		of	Portion)		(Ineffective Portion)
	June 30,		Operations	June 30,		June 30,
	2009	2008	Location	2009	2008	2009	2008
Derivatives in SFAS 133 cash flow hedging relationships:
Foreign currency forward contracts	$1,371	$(16,285)	Revenues	$(2,525)	$627	$—	$(223)

	$1,371	$(16,285)		$(2,525)	$627	$—	$(223)

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2009 and 2008
(Unaudited)
Note 4 — Financial Derivatives — (continued)

		Gain (Loss) Recognized
	Statement of	in Income on Derivative
	Operations	June 30,
	Location	2009	2008
Derivatives not designated as hedging instruments under SFAS 133:
Foreign currency forward contracts	Revenues	$(53)	$—
Foreign currency forward contracts	Other income and (expense)	(421)	—

		$(474)	$—

The following tables present the effect of the Company’s derivative instruments for the six months ended June 30, 2009 and 2008 in the accompanying Condensed Consolidated Financial Statements (in thousands):

				Gain (Loss)
	Gain (Loss)			Reclassified From		Gain (Loss)
	Recognized in AOCI			Accumulated AOCI		Recognized in Income
	on Derivative		Statement	Into Income (Effective		on Derivative
	(Effective Portion)		of	Portion)		(Ineffective Portion)
	June 30,		Operations	June 30,		June 30,
	2009	2008	Location	2009	2008	2009	2008
Derivatives in SFAS 133 cash flow hedging relationships:
Foreign currency forward contracts	$803	$(18,052)	Revenues	$(5,546)	$3,462	$—	$(483)

	$803	$(18,052)		$(5,546)	$3,462	$—	$(483)

		Gain (Loss) Recognized
	Statement of	in Income on Derivative
	Operations	June 30,
	Location	2009	2008
Derivatives not designated as hedging instruments under SFAS 133:
Foreign currency forward contracts	Revenues	$(53)	$6
Foreign currency forward contracts	Other income and (expense)	(516)	—

		$(569)	$6

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2009 and 2008
(Unaudited)
Note 5 — Investments Held in Rabbi Trust
The Company’s Investments Held in Rabbi Trust, classified as trading securities and included in “Other current assets” at fair value in the accompanying Condensed Consolidated Balance Sheets consist of the following (in thousands):

	June 30, 2009		December 31, 2008
	Cost	Fair Value	Cost	Fair Value
Mutual Funds	$2,244	$1,905	$1,810	$1,386
Investments Held in Rabbi Trust were comprised of mutual funds, 64% of which are equity-based and 36% were debt-based at June 30, 2009. Investment income, included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Gross realized gains from sale of trading securities	$2	$1	$2	$1
Gross realized losses from sale of trading securities	—	—	(21)	(2)
Dividend and interest income	7	7	14	13
Net unrealized holding gains (losses)	184	(36)	90	(150)

Net investment income (losses)	$193	$(28)	$85	$(138)

Note 6 — Deferred Revenue
The components of deferred revenue consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Future service	$24,547	$23,530
Estimated potential penalties and holdbacks	5,389	3,425

	$29,936	$26,955

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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2009 and 2008
(Unaudited)
Note 7 — Accumulated Other Comprehensive Income (Loss) — (continued)

		Unrealized	Unrealized	Unrealized
	Foreign	Actuarial Gain	Gain (Loss) on	Gain (Loss) on
	Currency	(Loss) Related	Cash Flow	Post
	Translation	to Pension	Hedging	Retirement
	Adjustment	Liability	Instruments	Obligation	Total

Balance at January 1, 2008	$30,292	$2,165	$5,000	$—	$37,457
Pre tax amount	(34,451)	48	(21,247)	—	(55,650)
Tax benefit	—	(479)	5,664	—	5,185
Reclassification to net income	(4)	(61)	2,390	—	2,325
Foreign currency translation	(73)	(286)	359	—	—

Balance at December 31, 2008	(4,236)	1,387	(7,834)	—	(10,683)
Pre tax amount	1,406	—	803	461	2,670
Tax benefit	—	—	(1,603)	—	(1,603)
Reclassification to net income	1	(30)	5,546	(19)	5,498
Foreign currency translation	(82)	(18)	100	—	—

Balance at June 30, 2009	$(2,911)	$1,339	$(2,988)	$442	$(4,118)

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
The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including strategic acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. Under the Credit Facility, the Company may obtain base rate loans (which include all loans under the swingline subfacility), eurodollar loans and alternate currency loans. Base rate loans accrue interest at the highest of the base rate (defined as the higher of the lender’s prime rate, the Federal Funds rate plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 1%) plus an applicable margin up to 2.50%. Eurodollar loans bear interest at the eurodollar rate plus an applicable margin up to 3.50%. Alternate currency loans accrue interest at the alternate currency rate applicable to the alternate currency plus an applicable margin up to 3.50%. In addition, a commitment fee of up to 0.65% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 29, 2012, are secured by a pledge of 65% of the stock of each of the Company’s active direct foreign subsidiaries.
The Credit Facility prohibits the Company from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings during the six months ended June 30, 2009 and 2008, and no outstanding balances as of June 30, 2009 and December 31, 2008, with $50.0 million availability on the Credit Facility.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2009 and 2008
(Unaudited)
Note 9 — Income Taxes
The Company’s effective tax rate was 16.0% and 16.4% for the six months ended June 30, 2009 and 2008, respectively. The net decrease in the effective tax rate of 0.4% was primarily due to a shift in the mix of earnings, accompanied by the effects of valuation allowances. The differences in the Company’s effective tax rate of 16.0% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the recognition of tax benefits resulting from additional income earned in certain tax holiday jurisdictions, accompanied by the effects of valuation allowances, permanent differences, losses in jurisdictions for which tax benefits can be recognized, foreign withholding and other taxes, accrued interest and penalties and foreign income tax rate differentials.
The liability for unrecognized tax benefits was $5.0 million and $5.1 million at June 30, 2009 and December 31, 2008, respectively, and is recorded as “Long-term income tax liabilities” in the accompanying Condensed Consolidated Balance Sheets. If the Company recognized its remaining unrecognized tax benefits at June 30, 2009, approximately $5.0 million, including related interest and penalties of $2.0 million, would favorably impact the effective tax rate.
Generally, earnings associated with the Company’s investments in its subsidiaries are considered to be permanently invested and no provision for income taxes on those earnings or translation adjustments has been provided. Determination of any unrecognized deferred tax liability for temporary differences related to investments in subsidiaries that are essentially permanent in nature is not practicable. The U.S. Department of the Treasury released the “General Explanations of the Administration’s Fiscal Year 2010 Revenue Proposals” in May 2009. These proposals represent a significant shift in international tax policy, which may materially impact U.S. taxation of international earnings, including our position on permanent reinvestment of foreign earnings. We continue to monitor these proposals and are currently evaluating the potential impact on our financial condition, results of operations, and cash flows. For 2009, the Company changed its intent with respect to the distribution of current earnings for one lower tier subsidiary. The Company accrued withholding tax of $0.5 million as of June 30, 2009 with respect to this subsidiary’s current earnings.
The German tax authority is currently auditing periods 2005 through 2007. A Philippine subsidiary is being audited by the Philippine tax authorities for tax years 2007 and 2006. The Company is currently under examination in India for tax years ended March 31, 2006 and 2005.
Note 10 — Earnings Per Share
Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options, stock appreciation rights, restricted stock, common stock units and shares held in a rabbi trust using the treasury stock method. For the three and six month periods ended June 30, 2009, the impact of outstanding options to purchase shares of common stock and stock appreciation rights of 0.2 million and 0.2 million, respectively, and 0.1 million and 0.2 million for the comparable 2008 periods were antidilutive and were excluded from the calculation of diluted earnings per share.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2009 and 2008
(Unaudited)
Note 10 — Earnings Per Share — (continued)
The numbers of shares used in the earnings per share computations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic:
Weighted average common shares outstanding	40,654	40,599	40,632	40,545
Diluted:
Dilutive effect of stock options, stock appreciation rights, restricted stock, common stock units and shares held in a rabbi trust	299	354	367	315

Total weighted average diluted shares outstanding	40,953	40,953	40,999	40,860

On August 5, 2002, the Company’s Board of Directors authorized the Company to purchase up to three million shares of its outstanding common stock. A total of 1.9 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the six months ended June 30, 2009, the Company repurchased 224 thousand common shares under the 2002 repurchase program (none in the comparable 2008 period) at prices ranging from $13.72 to $14.75 per share for a total cost of $3.2 million.
During the six months ended June 30, 2008, the Company cancelled 4.6 million shares of its Treasury stock and recorded reductions of $0.1 million to “Common stock”, $33.3 million to “Additional paid-in capital”, $51.5 million to “Treasury stock” and $18.1 million to “Retained earnings”.
Note 11 — Segments and Geographic Information
The Company operates within two regions, the “Americas” and “EMEA” which represented 71.3% and 28.7%, respectively, of the Company’s consolidated revenues for the three months ended June 30, 2009, and 70.8% and 29.2%, respectively, of the Company’s consolidated revenues for the six months ended June 30, 2009. In the comparable 2008 periods, the Americas and the EMEA region represented 66.2% and 33.8%, respectively, of the Company’s consolidated revenues for the three months ended June 30, 2008, and 66.8% and 33.2%, respectively, of the Company’s consolidated revenues for the six months ended June 30, 2008. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The Company aligns its business into two segments to effectively manage the business and support the customer care needs of every client and to respond to the demands of the Company’s global customers.
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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2009 and 2008
(Unaudited)
Note 11 — Segments and Geographic Information — (continued)
Information about the Company’s reportable segments for the three and six months ended June 30, 2009 compared to the corresponding prior year period, is as follows (in thousands):

				Consolidated
	Americas	EMEA	Other (1)	Total

Three Months Ended June 30, 2009:
Revenues	$148,935	$59,904		$208,839
Depreciation and amortization	$5,866	$1,297		$7,163

Income (loss) from operations	$24,998	$1,752	$(9,699)	$17,051
Other expense, net			(1,446)	(1,446)
Provision for income taxes			(1,257)	(1,257)

Net income				$14,348

				Consolidated
	Americas	EMEA	Other (1)	Total

Three Months Ended June 30, 2008:
Revenues	$137,539	$70,090		$207,629
Depreciation and amortization	$5,810	$1,367		$7,177

Income (loss) from operations	$22,081	$4,063	$(9,578)	$16,566
Other income, net			4,866	4,866
Provision for income taxes			(3,703)	(3,703)

Net income				$17,729

				Consolidated
	Americas	EMEA	Other (1)	Total

Six Months Ended June 30, 2009:
Revenues	$291,742	$120,338		$412,080
Depreciation and amortization	$11,464	$2,474		$13,938

Income (loss) from operations	$48,376	$6,411	$(20,236)	$34,551
Other income, net			111	111
Provision for income taxes			(5,544)	(5,544)

Net income				$29,118

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2009 and 2008
(Unaudited)
Note 11 — Segments and Geographic Information — (continued)

				Consolidated
	Americas	EMEA	Other (1)	Total

Six Months Ended June 30, 2008:
Revenues	$274,896	$136,454		$411,350
Depreciation and amortization	$11,596	$2,600		$14,196

Income (loss) from operations	$43,943	$8,683	$(19,743)	$32,883
Other income, net			7,117	7,117
Provision for income taxes			(6,561)	(6,561)

Net income				$33,439

(1)	Other items (including corporate costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three and six months ended June 30, 2009 and 2008. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2008. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.
Note 12 — Stock-Based Compensation
A detailed description of each of the Company’s stock-based compensation plans is provided below, including the 2001 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. Stock-based compensation expense related to these plans, which is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations, was $1.2 million and $2.8 million for the three and six months ended June 30, 2009, respectively, and $1.1 million and $2.4 million for the comparable 2008 periods, respectively. The Company recognized income tax benefits of $0.5 million and $1.1 million in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009, respectively, and $0.4 million and $0.9 million for the comparable 2008 periods, respectively. The Company recognized a $0.1 million benefit of tax deductions in excess of recognized tax benefits from the exercise of stock options for the six months ended June 30, 2009 (not material in the three months ended June 30, 2009) and $0.6 million and $0.6 million for the three and six months ended June 30, 2008, respectively. There were no capitalized stock-based compensation costs at June 30, 2009 or December 31, 2008.
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
Stock Options — Options are granted at fair market value on the date of the grant and generally vest over one to four years. All options granted under the Plan expire if not exercised by the tenth anniversary of their grant date. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions. The fair value of the stock option awards is expensed on a straight-line basis over the vesting period of the award. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Exercises and forfeitures are estimated within the valuation model using employee termination and other historical data. The expected term of the stock option awards granted is derived from historical exercise experience under the Plan and represents the period of time that stock option awards granted are expected to be outstanding. No stock options were granted during the six months ended June 30, 2009 and 2008.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2009 and 2008
(Unaudited)
Note 12 — Stock-Based Compensation — (continued)
Stock Options — (continued)
The following table summarizes stock option activity under the Plan as of June 30, 2009, and changes during the six months then ended:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term (in	Intrinsic
Stock Options	Shares (000s)	Price	years)	Value (000s)

Outstanding at January 1, 2009	$335	$12.94
Granted	—	—
Exercised	(14)	5.10
Forfeited or expired	(27)	22.87

Outstanding at June 30, 2009	294	$17.10	1.88	$1,669

Vested or expected to vest at June 30, 2009	294	$17.10	1.88	$1,669

Exercisable at June 30, 2009	294	$17.10	1.88	$1,669

Options exercised during the three and six months ended June 30, 2009 had an intrinsic value of $0.2 million and $0.2 million, respectively. Options exercised in the comparable periods of 2008 had an intrinsic value of $0.2 million and $0.5 million, respectively. All options were fully vested as of December 31, 2006 and there is no unrecognized compensation cost as of June 30, 2009 related to these options granted under the Plan (the effect of estimated forfeitures is not material).
Cash received from stock options exercised under this Plan for the six months ended June 30, 2009 and 2008, was $0.1 million and $1.1 million, respectively.
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
Six months ended June 30, 2009 and 2008
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
The following table summarizes the assumptions used to estimate the fair value of SARs granted during the six months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,
	2009	2008
Expected volatility	47%	47%
Weighted-average volativity	47%	47%
Expected dividends	—	—
Expected term (in years)	4.0	3.9
Risk-free rate	1.3%	3.1%
The following table summarizes SARs activity under the Plan as of June 30, 2009, and changes during the six months then ended:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term (in	Intrinsic
Stock Appreciation Rights	Shares (000s)	Price	years)	Value (000s)

Outstanding at January 1, 2009	$367	$—
Granted	177	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2009	544	$—	8.3	$482

Vested or expected to vest at June 30, 2009	544	$—	8.3	$482

Exercisable at June 30, 2009	238	$—	7.4	$445

The weighted-average grant-date fair value of the SARs granted during the six months ended June 30, 2009 and 2008 was $7.42 and $7.20, respectively. Total intrinsic value of SAR’s exercised during the six months ended June 30, 2008 was $0.1 million (none in the comparable 2009 period).

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2009 and 2008
(Unaudited)
Note 12 — Stock-Based Compensation — (continued)
Stock Appreciation Rights — (continued)
The following table summarizes the status of nonvested SARs under the Plan as of June 30, 2009, and changes during the six months then ended:

		Weighted-
		Average
	Shares (In	Grant-Date
Nonvested Stock Appreciation Rights	thousands)	Fair Value

Nonvested at January 1, 2009	255	$7.38
Granted	177	$7.42
Vested	(126)	$7.39
Forfeited or expired	—	$—

Nonvested at June 30, 2009	306	$7.40

As of June 30, 2009, there was $1.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock appreciation rights granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.3 years. SARs that vested during the six months ended 2008 had a fair value of $0.1 million as of the vesting date (no fair value on vested shares in the comparable 2009 period).
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
Six months ended June 30, 2009 and 2008
(Unaudited)
Note 12 — Stock-Based Compensation — (continued)
Restricted Shares — (continued)
The weighted-average grant-date fair value of the Restricted Shares/Units granted during the six months ended June 30, 2009 and 2008 was $19.69 and $17.86, respectively.
The following table summarizes the status of nonvested Restricted Shares/Units under the Plan as of June 30, 2009, and changes during the six months then ended:

		Weighted-
		Average
	Shares (In	Grant-Date
Nonvested Restricted Shares / Units	thousands)	Fair Value

Nonvested at January 1, 2009	548	$16.57
Granted	231	$19.69
Vested	(198)	$14.95
Forfeited or expired	—	$—

Nonvested at June 30, 2009	581	$18.36

As of June 30, 2009, based on the probability of achieving the performance goals, there was $7.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested Restricted Shares/Units granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.3 years. The restricted shares that vested during the six months ended June 30, 2009 and 2008 had a fair value of $3.2 million and $1.4 million as of the vesting date, respectively.
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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2009 and 2008
(Unaudited)
Note 12 — Stock-Based Compensation — (continued)
Other Awards — (continued)
The following table summarizes CSUs activity under the Plan as of June 30, 2009, and changes during the six months then ended:

		Weighted-
		Average
	Shares (In	Grant-Date
Nonvested Common Stock Units	thousands)	Fair Value

Nonvested at January 1, 2009	77	$16.99
Granted	26	$19.69
Vested	(26)	$15.44
Forfeited or expired	(9)	$18.61

Nonvested at June 30, 2009	68	$18.37

As of June 30, 2009, there was $0.4 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.1 years. The fair value of the CSU’s that vested during the six months ended June 30, 2009 and 2008 had a fair value of $0.4 million and $0.2 million as of the vesting date, respectively. Until a CSU vests, the participant has none of the rights of a shareholder with respect to the CSU or the common stock underlying the CSU. CSUs are not transferable.
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
In March 2008, the 2004 Fee Plan was amended by the Board, upon the recommendation of the Compensation and Human Resource Development Committee, to provide that, beginning with grants in 2008, instead of an award of CSUs, a new non-employee director would receive an award of shares of common stock. The initial grant of stock to directors joining the Board would vest and be earned in twelve equal quarterly installments over the following three years, and all unvested and unearned stock will lapse in the event the person ceases to serve as a director of the Company. Until a quarterly installment of stock vests and becomes payable, the director has none of the rights of a shareholder with respect to the unearned stock grants. In August 2008, upon the recommendation of the Compensation and Human Resource Development Committee, the Board of Directors amended the 2004 Fee Plan to provide that the initial grant of shares to directors joining the Board will be the number determined by dividing $60,000 by an amount equal to the closing price of the Company’s common stock on the day preceding the new director’s election. The increase in the amount of the share award was approved by the shareholders at the 2009 Annual Shareholders Meeting.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2009 and 2008
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
In August 2008, as part of the amendments to the 2004 Fee Plan, the 2004 Fee Plan was amended to increase the amount and alter the form of the annual retainer award. The equity portion of the award is now payable in shares of common stock, rather than CSUs, and the number of shares to be issued is now determined by dividing the dollar amount of the annual retainer to be paid in shares by an amount equal to the closing price of a share of the Company’s common stock on the date of the Company’s annual meeting of shareholders. Effective retroactively to May 2008, the cash portion of the annual retainer was increased from $12,500 to $32,500, and as approved by the shareholders at the 2009 Annual Shareholders Meeting, the equity portion of the annual retainer award was increased from $37,500 to $45,000. This resulted in the annual retainer award being set at $77,500, effective as of May 22, 2008.
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
Six months ended June 30, 2009 and 2008
(Unaudited)
Note 12 — Stock-Based Compensation — (continued)
2004 Non-Employee Director Fee Plan — (continued)
The weighted-average grant-date fair value of common stock units and share awards granted during the six months ended June 30, 2009 and 2008 was $16.76 and $20.11, respectively.
The following table summarizes the status of the nonvested CSUs under the 2004 Fee Plan as of June 30, 2009, and changes during the six months then ended:

		Weighted-
		Average
	Shares (In	Grant-Date
Nonvested Common Stock Units / Share Awards	thousands)	Fair Value

Nonvested at January 1, 2009	20	$19.69
Granted	31	$16.76
Vested	(13)	$19.49
Forfeited or expired	—	$—

Nonvested at June 30, 2009	38	$17.35

CSUs and share awards that vested during the six months ended June 30, 2009 and 2008 had a fair value of $0.2 million and $0.5 million as of the vesting date, respectively.
Compensation expense for CSUs granted after the adoption of SFAS No. 123R, (SFAS 123R), "Share-Based Payment” on January 1, 2006 and before the 2004 Fee Plan amendment in March 2008 (as discussed above), is recognized immediately on the date of grant since these grants automatically vest upon termination of a Director’s service, whether by death, retirement, resignation, removal or failure to be reelected at the end of his or her term. However, compensation expense for CSUs granted before adoption of SFAS 123R is recognized over the requisite service period, or “nominal” vesting period of two to three years, in accordance with APB No. 25, “Accounting for Stock Issued to Employees”. As of June 30, 2009, there was no unrecognized compensation cost, net of estimated forfeitures, which relates to nonvested CSUs granted under the 2004 Fee Plan before adoption of SFAS 123R. As of June 30, 2009, there was $0.6 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted since March 2008 under the Plan. This cost is expected to be recognized over a weighted-average period of 1.4 years.
Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board of Directors effective December 17, 1998 and amended on March 29, 2006 and May 23, 2006. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president and senior vice presidents and $7,500 per year for vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (see Note 5, Investments Held in Rabbi Trust). As of June 30, 2009 and December 31, 2008, liabilities of $1.9 million and $1.4 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.
Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $0.7 million and $0.6 million as of June 30, 2009 and December 31, 2008, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2009 and 2008
(Unaudited)
Note 12 — Stock-Based Compensation — (continued)
Deferred Compensation Plan — (continued)
The weighted-average grant-date fair value of common stock awarded during the six months ended June 30, 2009 and 2008 was $16.91 and $17.78, respectively.
The following table summarizes the status of the nonvested common stock issued under the Deferred Compensation Plan as of June 30, 2009, and changes during the six months then ended:

		Weighted-
		Average
	Shares (In	Grant-Date
Nonvested Common Stock	thousands)	Fair Value

Nonvested at January 1, 2009	5	$16.35
Granted	9	$16.91
Vested	(7)	$16.96
Forfeited or expired	—	$—

Nonvested at June 30, 2009	7	$16.71

As of June 30, 2009, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted-average period of 4.2 years. The total fair value of the common stock vested during the six months ended June 30, 2009 and 2008 was $0.1 million and $0.1 million, respectively.
There were no cash settlements related to the Company’s obligation under the Deferred Compensation Plan for the six months ended June 30, 2009 and 2008.
Note 13 — Defined Benefit Pension Plan and Post-Retirement Benefits
Defined Benefit Pension Plan
The Company sponsors a non-contributory defined benefit pension plan (the “Pension Plan”) for its employees in the Philippines. The Pension Plan provides defined benefits based on years of service and final salary. All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plan. As of June 30, 2009, the Pension Plan is unfunded.
The following table provides information about net periodic benefit cost for the Pension Plan for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$—	$100	$80	$205
Interest Costs	$—	40	$46	81
Recognized actuarial gain	$(30)	(17)	$(30)	(35)

Net periodic benefit costs	$(30)	$123	$96	$251

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2009 and 2008
(Unaudited)
Note 13 — Defined Benefit Pension Plan and Post-Retirement Benefits — (continued)
Post-Retirement Benefits
In 1996, the Company entered into a split dollar life insurance arrangement to benefit the former Chairman and Chief Executive Officer of the Company. Under the terms of the arrangement, the Company retained a collateral interest in the policy to the extent of the premiums paid by the Company. Effective January 1, 2008, the Company recorded a $0.5 million liability for a post-retirement benefit obligation related to this arrangement, which was accounted for as a reduction to the January 1, 2008 balance of retained earnings in accordance with EITF 06-10. The post-retirement benefit obligation of $0.2 million was included in “Other long-term liabilities” as of June 30, 2009 and $0.1 million and $0.4 million were included in “Accrued employee compensation and benefits” and “Other long-term liabilities”, respectively, as of December 31, 2008, in the accompanying Condensed Consolidated Balance Sheets. In addition, the Company had an unrealized gain due to the change in discount rates related to the post retirement obligation, which was recorded in “AOCI” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2009 (none as of December 31, 2008).
Note 14 — Commitments and Loss Contingency
The Company has previously disclosed regulatory sanctions assessed against our Spanish subsidiary relating to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. In order to appeal these claims, the Company issued a bank guarantee of $0.9 million. During the year ended December 31, 2008, $0.4 million of the bank guarantee was returned to the Company. The remaining balance of the bank guarantee of $0.5 million is included as restricted cash in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008. The Company will continue to vigorously defend these matters. However, due to further progression of several of these claims within the Spanish court system, and based upon opinion of legal counsel regarding the likely outcome of several of the matters before the courts, the Company accrued a liability in the amount of $1.3 million as of June 30, 2009 and December 31, 2008 under SFAS No. 5, “Accounting for Contingencies” because management now believes that a loss is probable and the amount of the loss can be reasonably estimated as to three of the subject claims. There are two other related claims, one of which is currently under appeal, and the other of which is in the early stages of investigation, but the Company has not accrued any amounts related to either of those claims because management does not currently believe a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to those two claims.
During the three months ended June 30, 2009, the Company entered into new lease agreements for customer contact management centers located in the Americas and EMEA. The Americas’ lease obligates the Company to lease payments of $0.9 million to be paid ratably over the non-cancelable three-year lease term and includes a $0.2 million early termination penalty. The EMEA lease obligates the Company to lease payments of $0.5 million to be paid ratably over the non-cancelable three-year lease term. As of June 30, 2009, the Company had no plans to cancel these lease agreements.
During the three months ended June 30, 2009, the Company also entered into an agreement with a communication service provider obligating the Company to purchase a minimum of $0.4 million to be paid ratably over the next two years.
Note 15 — Related Party Transactions
In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John Sykes, the Company’s founder, former Chairman and Chief Executive Officer, and a current major stockholder. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.1 million and $0.2 million during the three and six months ended June 30, 2009 and $0.1 million and $0.1 million during the three and six months ended June 30, 2008, respectively, under the terms of the lease.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2009 and 2008
(Unaudited)
Note 15 —Related Party Transactions — (continued)
Additionally, during the three and six month periods ended June 30, 2008, the Company paid $0.1 million and $0.1 million, respectively (none in the comparable 2009 periods), for transitional real estate consulting services provided by David Reule, the Company’s former Senior Vice President of Real Estate who retired in December, 2007. Mr. Reule was employed by JHS Equity, LLC, a company owned by John Sykes, the Company’s founder, former Chairman and Chief Executive Officer, and a current major stockholder. Accordingly, the payments for Mr. Reule’s services were made to JHS Equity, LLC to reimburse it for the time spent by Mr. Reule on the Company’s business.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sykes Enterprises, Incorporated
400 North Ashley Drive
Tampa, FL 33602
We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of June 30, 2009, and the related condensed consolidated statements of operations for the three and six-month periods ended June 30, 2009 and 2008, of changes in shareholder’s equity for the six-month periods ended June 30, 2009 and 2008 and the six-month period ended December 31, 2008, and of cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
August 5, 2009

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2009
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
For the Quarter Ended June 30, 2009
Results of Operations
The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$208,839	$207,629	$412,080	$411,350
Percentage of revenues	100.0%	100.0%	100.0%	100.0%

Direct salaries and related costs	$133,727	$133,708	$263,980	$264,688
Percentage of revenues	64.0%	64.4%	64.1%	64.3%

General and administrative	$56,477	$57,355	$111,965	$113,779
Percentage of revenues	27.0%	27.6%	27.2%	27.7%

Impairment loss on goodwill and intangibles	$1,584	$—	$1,584	$—
Percentage of revenues	0.8%	0.0%	0.4%	0.0%

Income from operations	$17,051	$16,566	$34,551	$32,883
Percentage of revenues	8.2%	8.0%	8.4%	8.0%
The following table summarizes our revenues, for the periods indicated, by geographic region (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009		2008		2009		2008
Americas	$148,935	71.3%	$137,539	66.2%	$291,742	70.8%	$274,896	66.8%
EMEA	59,904	28.7%	70,090	33.8%	120,338	29.2%	136,454	33.2%

Consolidated	$208,839	100.0%	$207,629	100.0%	$412,080	100.0%	$411,350	100.0%

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2009
The following table summarizes the amounts and percentage of revenue for direct salaries and related costs and general and administrative costs for the periods indicated, by geographic region (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009		2008		2009		2008

Direct salaries and related costs:
Americas	$90,232	60.6%	$84,805	61.7%	$178,763	61.3%	$169,989	61.8%
EMEA	43,495	72.6%	48,903	69.8%	85,217	70.8%	94,699	69.4%

Consolidated	$133,727	64.0%	$133,708	64.4%	$263,980	64.1%	$264,688	64.3%

General and administrative:
Americas	$32,122	21.6%	$30,653	22.3%	$63,019	21.6%	$60,964	22.2%
EMEA	14,656	24.5%	17,124	24.4%	28,710	23.9%	33,072	24.2%
Corporate	9,699		9,578		20,236		19,743

Consolidated	$56,477	27.0%	$57,355	27.6%	$111,965	27.2%	$113,779	27.7%

Impairment loss on goodwill and intangibles:
Americas	$1,584	1.1%	$—	0.0%	$1,584	0.5%	$—	0.0%
EMEA	—	0.0%	—	0.0%	—	0.0%	—	0.0%

Consolidated	$1,584	0.8%	$—	0.0%	$1,584	0.4%	$—	0.0%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Revenues
For the three months ended June 30, 2009, we recognized consolidated revenues of $208.8 million, an increase of $1.2 million, or 0.6%, from $207.6 million of consolidated revenues for the comparable 2008 period.
On a geographic segmentation basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 71.3%, or $148.9 million, for the three months ended June 30, 2009, compared to 66.2%, or $137.5 million, for the comparable 2008 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 28.7%, or $59.9 million, for the three months ended June 30, 2009, compared to 33.8%, or $70.1 million, for the comparable 2008 period.
The increase in the Americas’ revenue of $11.4 million, or 8.3%, for the three months ended June 30, 2009, compared to the same period in 2008, reflects a $19.5 million increase in client demand, partially offset by a negative foreign currency impact of $8.1 million. Excluding this $8.1 million foreign currently impact, Americas’ revenue increased 14.2% for the three months ended June 30, 2009, compared to the same period in 2008. The $19.5 million increase includes new and existing client relationships, primarily due to a combination of new programs with existing clients, expansion of existing programs and new client relationships. New client relationships represented 16.3% of the increase in the Americas’ revenue over the comparable 2008 period. Revenues from our offshore operations represented 60.2% of Americas’ revenues for the three months ended June 30, 2009, compared to 61.4% for the comparable 2008 period. The trend of generating more of our revenues in our offshore operations is likely to continue in 2009 although we are experiencing increasing demand for our domestic operations. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our focus to re-price or replace marginally profitable target client programs. Americas’

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2009
revenues for the three months ended June 30, 2009 and 2008 also included a $2.5 million net loss on foreign currency hedges and a $0.4 million net gain on foreign currency hedges, respectively. Excluding the effect of this $2.9 million foreign currency hedging fluctuation, the Americas’ revenue increased $14.3 million compared with the same period last year.
The decrease in EMEA revenues of $10.2 million, or 14.5%, for the three months ended June 30, 2009, compared to the same period in 2008, reflects a $11.2 million negative foreign currency impact, partially offset by an increase of $1.0 million in client demand. This $1.0 million increase includes expansion of existing client programs and new client relationships. New client relationships represented 79.0% of the increase in EMEA’s revenue over the comparable 2008 period. Excluding the $11.2 million foreign currently impact, EMEA’s revenue increased 1.5% for the three months ended June 30, 2009 compared to the same period in 2008.
Direct Salaries and Related Costs
Direct salaries and related costs remained unchanged at $133.7 million for the three months ended June 30, 2009 and comparable 2008 period.
On a reporting segment basis, direct salaries and related costs from the Americas segment increased $5.4 million, or 6.4%, to $90.2 million for the three months ended June 30, 2009 from $84.8 million for the comparable 2008 period. Direct salaries and related costs from the EMEA segment decreased $5.4 million, or 11.1%, to $43.5 million for the three months ended June 30, 2009 from $48.9 million in the comparable 2008 period. While changes in foreign currency exchange rates negatively impacted revenues in the Americas and EMEA, they positively impacted direct salaries and related costs in 2009 compared to the same period in 2008 by $8.3 million and $8.0 million, respectively.
In the Americas’ segment, as a percentage of revenues, direct salaries and related costs decreased to 60.6% for the three months ended June 30, 2009 from 61.7% in the comparable 2008 period. This decrease of 1.1%, as a percentage of revenues, was primarily attributable to lower auto tow claim costs of 0.7%, lower travel costs of 0.1%, lower communications costs of 0.1%, lower recruiting costs of 0.1% and lower other costs of 0.5%, partially offset by higher compensation costs of 0.4%.
In the EMEA segment, as a percentage of revenues, direct salaries and related costs increased to 72.6% in 2009 from 69.8% in 2008. This increase of 2.8% was primarily attributable to higher compensation costs of 2.7%, higher fulfillment material costs of 0.3% and higher other costs of 0.6%, partially offset by lower recruiting costs of 0.4%, lower billable supply costs of 0.3% and lower travel costs of 0.1%.
General and Administrative
General and administrative expenses decreased $0.9 million, or 1.5%, to $56.5 million for the three months ended June 30, 2009, from $57.4 million in the comparable 2008 period.
On a reporting segment basis, general and administrative expenses from the Americas segment increased $1.4 million, or 4.8%, to $32.1 million for the three months ended June 30, 2009 from $30.7 million for the comparable 2008 period. General and administrative expenses from the EMEA segment decreased $2.5 million, or 14.4%, to $14.7 million for the three months ended June 30, 2009 from $17.1 million in the comparable 2008 period. While changes in foreign currency exchange rates negatively impacted revenues in the Americas and EMEA, they positively impacted general and administrative expenses in the three months ended June 30, 2009 compared to the comparable 2008 period by approximately $2.4 million and $2.9 million, respectively. Corporate general and administrative expenses increased $0.1 million, or 1.3%, to $9.7 million for the three months ended June 30, 2009 from $9.6 million. This increase of $0.1 million was primarily attributable to higher compensation costs of $1.0 million and higher legal and professional fees of $0.1 million partially offset by lower travel costs of $0.5 million, lower facility related costs of $0.3 million and lower other costs of $0.2 million.
In the Americas’ segment, as a percentage of revenues, general and administrative expenses decreased to 21.6% for the three months ended June 30, 2009 from 22.3% in the comparable 2008 period. This decrease of 0.7% was

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2009
primarily attributable to lower depreciation and amortization of 0.3%, lower software maintenance costs of 0.2%, lower supply costs of 0.2%, and lower other costs of 0.3%, partially offset by higher legal and professional fees of 0.3%.
In the EMEA segment, as a percentage of revenues, general and administrative expenses increased to 24.5% for the three months ended June 30, 2009 from 24.4% in the comparable 2008 period. This increase of 0.1% was primarily attributable to higher compensation costs of 0.6%, higher legal and professional fees of 0.3% and higher other costs of 0.1%, partially offset by lower taxes (other than income taxes) of 0.4%, lower recruiting costs of 0.3%, and lower travel costs of 0.2%.
Impairment Loss on Goodwill and Intangibles
In the Americas’ segment, we recorded an impairment loss of $1.6 million on the goodwill and intangibles during the three months ended June 30, 2009 (none in the comparable 2008 period) related to the March 2005 acquisition of Kelly, Luttmer & Associates Limited (“KLA”).
Interest Income
Interest income was $0.6 million for the three months ended June 30, 2009, compared to $1.3 million for the comparable 2008 period reflecting lower average rates earned on higher average balances of interest bearing investments in cash and cash equivalents.
Interest Expense
Interest expense was $0.2 million for the three months ended June 30, 2009 compared to the $0.1 million for the comparable 2008 period due primarily to higher average rates and fees paid on our unused credit facility.
Impairment Loss on Investment in SHPS
In the Americas’ segment, we recorded an impairment loss of $2.1 million on our entire investment in SHPS during the three months ended June 30, 2009 (none in the comparable 2008 period).
Other Income (Expense)
Other income, net, was $0.3 million for the three months ended June 30, 2009 compared to other income, net, of $3.7 million for the comparable 2008 period. The net decrease of $3.4 million was primarily attributable to a decrease of $3.3 million in realized and unrealized foreign currency transaction gains, net of losses. Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in Accumulated Other Comprehensive Income in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.
Provision for Income Taxes
The provision for income taxes of $1.3 million for the three months ended June 30, 2009 was based upon pre-tax book income of $15.6 million, compared to a provision of $3.7 million for the three months ended June 30, 2008 based upon pre-tax book income of $21.4 million. The effective tax rate for the three months ended June 30, 2009 was 8.1% compared to an effective tax rate of 17.3% for the comparable 2008 period. This decrease in the effective tax rate of 9.2% was primarily due to a shift in the mix of earnings, accompanied by the effects of valuation allowances. The effective tax rate is also affected by permanent differences and losses in jurisdiction for which tax benefits can be recognized, foreign withholding and other taxes, accrued interest and penalties and foreign income tax rate differentials.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2009
Net Income
As a result of the foregoing, we reported income from operations for the three months ended June 30, 2009 of $17.1 million, compared to $16.6 million in the comparable 2008 period. This $0.5 million increase was principally attributable to a $1.2 million increase in revenues and a decrease $0.9 million in general and administrative expense offset by a $1.6 million impairment loss on goodwill and intangibles. The $0.5 million increase in income from operations and $2.4 million lower tax provisions partially offset by a $0.7 million decrease in interest income, a $0.1 million increase in interest expense, a $2.1 million impairment loss on investment in SHPS and $3.4 million decrease in other income resulted in net income of $14.3 million for the three months ended June 30, 2009, a decrease of $3.4 million compared to the same period in 2008.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Revenues
For the six months ended June 30, 2009, we recognized consolidated revenues of $412.1 million, an increase of $0.7 million, or 0.2%, from $411.4 million of consolidated revenues for the comparable 2008 period.
On a geographic segmentation basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 70.8%, or $291.8 million, for the six months ended June 30, 2009, compared to 66.8%, or $274.9 million, for the comparable 2008 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 29.2%, or $120.3 million, for the six months ended June 30, 2009, compared to 33.2%, or $136.5 million, for the comparable 2008 period.
The increase in the Americas’ revenue of $16.9 million, or 6.1%, for the six months ended June 30, 2009, compared to the same period in 2008, reflects a $36.6 million increase in client demand, partially offset by a negative foreign currency impact of $19.7 million. Excluding this $19.7 million foreign currently impact, Americas’ revenue increased 13.3% for the six months ended June 30, 2009, compared to the same period in 2008. The $36.6 million increase includes new and existing client relationships, primarily due to a combination of new programs with existing clients, expansion of existing programs and new client relationships. New client relationships represented 11.0% of the increase in the Americas’ revenue over the comparable 2008 period. Revenues from our offshore operations represented 61.0% of Americas’ revenues for the six months ended June 30, 2009, compared to 61.0% for the comparable 2008 period. The trend of generating more of our revenues in our offshore operations is likely to continue in 2009 although we are experiencing increasing demand for our domestic operations. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our focus to re-price or replace marginally profitable target client programs. Americas’ revenues for the six months ended June 30, 2009 and 2008 also included a $5.5 million net loss on foreign currency hedges and a $3.0 million net gain on foreign currency hedges, respectively. Excluding the effect of this $8.5 million foreign currency hedging fluctuation, the Americas’ revenue increased $25.4 million, compared with the same period last year.
The decrease in EMEA revenues of $16.2 million, or 11.9%, for the six months ended June 30, 2009, compared to the same period in 2008, reflects a $24.4 million negative foreign currency impact, partially offset by an increase of $8.2 million in client demand. This $8.2 million increase includes expansion of existing client programs and new client relationships. New client relationships represented 21.3% of the increase in EMEA’s revenue over the comparable 2008 period. Excluding the $24.4 million foreign currently impact, EMEA’s revenue increased 6.1% for the six months ended June 30, 2009 compared to the same period in 2008.
Direct Salaries and Related Costs
Direct salaries and related costs decreased $0.8 million, or 0.3%, to $263.9 million for the six months ended June 30, 2009, from $264.7 million in the comparable 2008 period.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2009
On a reporting segment basis, direct salaries and related costs from the Americas segment increased $8.8 million, or 5.2%, to $178.8 million for the six months ended June 30, 2009 from $170.0 million for the comparable 2008 period. Direct salaries and related costs from the EMEA segment decreased $9.6 million, or 10.0%, to $85.1 million for the six months ended June 30, 2009 from $94.7 million in the comparable 2008 period. While changes in foreign currency exchange rates negatively impacted revenues in the Americas and EMEA, they positively impacted direct salaries and related costs in 2009 compared to the same period in 2008 by $18.1 million and $16.7 million, respectively.
In the Americas’ segment, as a percentage of revenues, direct salaries and related costs increased to 61.3% for the six months ended June 30, 2009 from 61.8% in the comparable 2008 period. This decrease of 0.5%, as a percentage of revenues, was primarily attributable to lower auto tow claim costs of 0.9%, lower travel costs of 0.1%, lower recruiting costs of 0.1% and lower other costs of 0.4%, partially offset by higher compensation costs of 1.0%.
In the EMEA segment, as a percentage of revenues, direct salaries and related costs decreased to 70.8% in 2009 from 69.4% in 2008. This increase of 1.4% was primarily attributable to higher compensation costs of 1.4%, higher fulfillment material costs of 0.2% and higher other costs of 0.5%, partially offset by lower recruiting costs of 0.5% and lower billable supply costs of 0.2%.
General and Administrative
General and administrative expenses decreased $1.8 million, or 1.6%, to $112.0 million for the six months ended June 30, 2009, from $113.8 million in the comparable 2008 period.
On a reporting segment basis, general and administrative expenses from the Americas segment increased $2.1 million or 3.4% to $63.0 million for the six months ended June 30, 2009 from $60.9 million for the comparable 2008 period. General and administrative expenses from the EMEA segment decreased $4.4 million or 13.2% to $28.7 million for the six months ended June 30, 2009 from $33.1 million in the comparable 2008 period. While changes in foreign currency exchange rates negatively impacted revenues in the Americas and EMEA, they positively impacted general and administrative expenses in the six months ended June 30, 2009 compared to the comparable 2008 period by approximately $5.2 million and $6.2 million, respectively. Corporate general and administrative expenses increased $0.5 million, or 2.5%, to $20.2 million for the six months ended June 30, 2009 from $19.8 million in the comparable 2008 period. This increase of $0.5 million was primarily attributable to higher compensation costs of $2.3 million, higher business development costs of $0.4 million and higher software maintenance costs of $0.2 million, partially offset by lower travel costs of $0.8 million, lower bad debt expense of $0.8 million, lower consulting costs of $0.5 million, and lower other costs of $0.3 million.
In the Americas’ segment, as a percentage of revenues, general and administrative expenses decrease to 21.6% for the six months ended June 30, 2009 from 22.2% in the comparable 2008 period. This decrease of 0.6% was primarily attributable to a lower depreciation and amortization of 0.3%, lower compensation costs of 0.1%, lower facility related costs of 0.1%, lower software maintenance costs of 0.1% and lower other costs of 0.3%, partially offset by higher bad debt expense of 0.2% and higher legal and professional fees of 0.1%.
In the EMEA segment, as a percentage of revenues, general and administrative expenses decreased to 23.9% for the six months ended June 30, 2009 from 24.2% in the comparable 2008 period. This decrease of 0.3% was primarily attributable to lower travel costs of 0.3%, lower recruiting costs of 0.2%, lower telephone costs of 0.2% and lower other costs of 0.3%, partially offset by higher bad debt expense of 0.4%, higher compensation costs of 0.2% and higher depreciation and amortization of 0.1%.
Impairment Loss on Goodwill and Intangibles
In the Americas’ segment, we recorded an impairment loss of $1.6 million on the goodwill and intangibles during the six months ended June 30, 2009 (none in the comparable 2008 period) related to the March 2005 acquisition of Kelly, Luttmer & Associates Limited (“KLA”).

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2009
Interest Income
Interest income was $1.5 million for the six months ended June 30, 2009, compared to $3.1 million for the comparable 2008 period reflecting lower average rates earned on higher average balances of interest bearing investments in cash and cash equivalents.
Interest Expense
Interest expense was $0.4 million for the six months ended June 30, 2009 compared to $0.2 million for the comparable 2008 period due primarily to higher average rates and fees paid on our unused credit facility.
Impairment Loss on Investment in SHPS
In the Americas’ segment, we recorded an impairment loss of $2.1 million on our entire investment in SHPS during the six months ended June 30, 2009 (none in the comparable 2008 period).
Other Income (Expense)
Other income, net, was $1.1 million for the six months ended June 30, 2009 compared to other income, net, of $4.3 million for the comparable 2008 period. The net decrease of $3.2 million was primarily attributable to a decrease of $3.0 million in realized and unrealized foreign currency transaction gains, net of losses. Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in Accumulated Other Comprehensive Income in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.
Provision for Income Taxes
The provision for income taxes of $5.5 million for the six months ended June 30, 2009 was based upon pre-tax book income of $34.7 million, compared to $6.6 million for the six months ended June 30, 2008 based upon pre-tax book income of $40.0 million. The effective tax rate for the six months ended June 30, 2009 was 16.0% compared to an effective tax rate of 16.4% for the comparable 2008 period. The decrease in the effective tax rate of 0.4% was primarily due to a shift in the mix of earnings, accompanied by the effects of valuation allowances. The effective tax rate is also affected by permanent differences and losses in jurisdiction for which tax benefits can be recognized, foreign withholding and other taxes, accrued interest and penalties and foreign income tax rate differentials.
Net Income
As a result of the foregoing, we reported income from operations for the six months ended June 30, 2009 of $34.6 million, compared to $32.9 million in the comparable 2008 period. This $1.7 million increase was principally attributable to a $0.7 million increase in revenues, a $0.8 million decrease in direct salaries and related costs and a $1.8 million decrease in general and administrative expenses partially offset by an impairment loss of $1.6 million. The $1.7 million increase in income from operations and a $1.1 million lower tax provision, partially offset by a $1.6 million decrease in interest income, a $0.2 million increase in interest expense, a $2.1 million impairment loss on investment in SHPS and a $3.2 million decrease in other income resulted in net income of $29.1 million for the six months ended June 30, 2009, a decrease of $4.3 million compared to the same period in 2008.
Client Concentration
Total consolidated revenues included $25.4 million, or 12.1%, and $47.3 million, or 11.5%, of consolidated revenues, for the three and six months ended June 30, 2009, respectively, from AT&T Corporation, a major provider of communication services for which we provide various customer support services. This included $23.0 million and $42.8 million in revenue from the Americas for the three and six months ended June 30, 2009, respectively, and $2.4 million and $4.5 million in revenue from EMEA for the three and six months ended June 30, 2009, respectively.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2009
The revenues for the comparable periods as it relates to this relationship were $13.3 million, or 6.1%, and $24.5 million, or 6.0%, of consolidated revenues, for the three and six months ended June 30, 2008, respectively. This included $10.5 million and $19.3 million in revenue from the Americas and $2.8 million and $5.2 million in revenue from EMEA for the three and six months ended June 30, 2008, respectively.
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
On August 5, 2002, the Board of Directors authorized the Company to purchase up to three million shares of our outstanding common stock. A total of 1.9 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the six months ended June 30, 2009, we repurchased 224 thousand common shares under the 2002 repurchase program at prices ranging between $13.72 and $14.75 per share for a total cost of $3.2 million. We expect to make additional stock repurchases under this program in 2009 if market conditions are favorable.
During the six months ended June 30, 2009, we generated $33.5 million in cash from operating activities, received $3.4 million in cash from grant proceeds, $0.8 million from the release of restricted cash, $0.2 million from proceeds from the sale of property and equipment, $0.2 million proceeds from the issuance of common stock and excess tax benefits from stock-based compensation. Further, we used $18.3 million for capital expenditures, repurchased $3.2 million of the Company’s stock and repurchased an additional $1.1 million of stock for minimum tax withholding on restricted stock resulting in a $19.8 million increase in available cash (including the unfavorable effects of international currency exchange rates on cash of $4.3 million).
Net cash flows provided by operating activities for the six months ended June 30, 2009 were $33.5 million, compared to $31.0 million for the comparable 2008 period. The $2.5 million increase in net cash flows from operating activities was due to a $3.1 million increase in non-cash reconciling items such as depreciation and amortization, deferred income taxes, stock-based compensation, unrealized gains on financial instruments and a net increase of $3.7 million in cash flows from assets and liabilities offset by a $4.3 million decrease in net income. The $3.7 million net increase in cash flows from assets and liabilities was principally a result of a $7.7 million decrease in receivables, a $1.2 million increase in income taxes payable and a $0.8 million increase in deferred revenue partially offset by a $4.1 million decrease in other liabilities and a $1.9 million increase in other assets.
Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $18.3 million for the six months ended June 30, 2009, compared to $16.3 million for the comparable 2008 period, an increase of $2.0 million. During the six months ended June 30, 2009, approximately 47% of the capital expenditures were the result of investing in new and existing customer contact management centers, primarily offshore, and 53% was expended primarily for maintenance and technology systems infrastructure. In 2009, we anticipate capital expenditures in the range of $30.0 million to $33.0 million.
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

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2009
We are not currently aware of any inability of our lenders to provide access to the full commitment of funds that exist under the Credit Facility, if necessary. However, due to recent economic conditions and the volatile business climate facing financial institutions, there can be no assurance that such facility will be available to us, even though it is a binding commitment.
The Credit Facility, which includes certain financial covenants, may be used for general corporate purposes including strategic acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. Under the Credit Facility, we may obtain base rate loans (which include all loans under the swingline subfacility), eurodollar loans and alternate currency loans. Base rate loans accrue interest at the highest of the base rate (defined as the higher of the lender’s prime rate, the Federal Funds rate plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 1%) plus an applicable margin up to 2.50%. Eurodollar loans bear interest at the eurodollar rate plus an applicable margin up to 3.50%. Alternate currency loans accrue interest at the alternate currency rate applicable to the alternate currency plus an applicable margin up to 3.50%. In addition, a commitment fee of up to 0.65% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 29, 2012, are secured by a pledge of 65% of the stock of each of our active direct foreign subsidiaries. The Credit Facility prohibits us from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings in the first six months of 2009 and no outstanding balances as of June 30, 2009 and December 31, 2008, with $50.0 million availability on the Credit Facility. At June 30, 2009, we were in compliance with all loan requirements of the Credit Facility.
Effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), Fair Value Measurements. Adoption of SFAS 157 did not have a material effect on our financial condition, results of operations or cash flows. At June 30, 2009, the aggregate amount of assets requiring fair value measurement (no liabilities) included in Level 3 represented approximately 1.0% of the aggregate amount of consolidated assets and liabilities. Of the aggregate amount of total assets and liabilities requiring fair value measurement, approximately 7% are included in Level 3. The amount we report in Level 3 in future periods will be directly affected by market conditions. There were no material changes made to the valuation techniques and methodologies used to measure fair value during the six months ended June 30, 2009. See Note 1 of the accompanying Condensed Consolidated Financial Statements for further information related to the adoption of SFAS 157 and Item 3 “Quantitative and Qualitative Disclosures about Market Risk” for further information regarding foreign currency risk.
At June 30, 2009, we had $238.9 million in cash and cash equivalents, of which approximately 95% or $227.2 million, was held in international operations and may be subject to additional taxes if repatriated to the United States. The U.S. Department of the Treasury released the “General Explanations of the Administration’s Fiscal Year 2010 Revenue Proposals” in May 2009. These proposals represent a significant shift in international tax policy, which may materially impact U.S. taxation of international earnings, including our position on permanent reinvestment of foreign earnings. We continue to monitor these proposals and are currently evaluating the potential impact on our financial condition, results of operations, and cash flows.
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
Contractual Obligations
During the three months ended June 30, 2009, we entered into new lease agreements for customer contact management centers located in the Americas and EMEA. The Americas’ lease obligates us to lease payments of $0.9 million to be paid ratably over the non-cancelable three-year lease term and includes a $0.2 million early termination penalty. The EMEA lease obligates us to lease payments of $0.5 million to be paid ratably over the non-cancelable three-year lease term. As of June 30, 2009, we had no plans to cancel these lease agreements.
During the three months ended June 30, 2009, we also entered into an agreement with a communication service provider obligating us to purchase a minimum of $0.4 million to be paid ratably over the next two years.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2009
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

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2009
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts of $3.4 million as of June 30, 2009, or 2.1% of accounts receivables, for estimated losses arising from the inability of our customers to make required payments. Our estimate is based on factors surrounding the credit risk of certain clients, historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that our estimate of the allowance for doubtful accounts will change if the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments.
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
At December 31, 2008, management determined that a valuation allowance of $30.6 million was necessary to reduce U.S. deferred tax assets by $10.8 million and foreign deferred tax assets by $19.8 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $19.4 million at December 31, 2008 is dependent upon future profitability within each tax jurisdiction. As of June 30, 2009, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax asset will be realized. It is reasonably possible that we may reverse a portion of the valuation allowance during the next twelve months.
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
Impairment of Long-lived Assets
We review long-lived assets, which had a carrying value of $105.2 million as of June 30, 2009, including goodwill, intangibles and property and equipment, and investment in SHPS, Inc., for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we record an impairment charge or loss to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future. See Investment in SHPS under Note 1 and Note 2 for impairment losses recorded during the three and six months ended June 30, 2009.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2009
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
In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-10 (EITF 06-10), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 provides guidance on the employer’s recognition of assets, liabilities and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods. We adopted the provisions of EITF 06-10 on January 1, 2008. As a result of the implementation of EITF 06-10, we recognized a $0.5 million liability for a postretirement benefit obligation related to a split dollar arrangement on behalf of our founder and former Chairman and Chief Executive Officer which was accounted for as a reduction to the January 1, 2008 balance of retained earnings. See Note 13 -Defined Benefit Pension Plan and Post-Retirement Benefits to our Condensed Consolidated Financial Statements for further information.
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
In December 2008, the FASB issued FSP No. FAS 132(R)-1 (FSP 132R-1), “Employers Disclosures about Postretirement Benefit Plan Assets”, which provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132R-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. We are currently evaluating the impact of adopting FSP 132R-1 on our financial condition, results of operations and cash flows.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2009
In April 2009, the FASB issued FSP No. FAS 141(R)-1 (FSP 141(R)-1), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies", which amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, "Accounting for Contingencies”, and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from Statement 141R, and carry forward without significant revision the guidance in SFAS 141R. Like SFAS 141R, FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations whose acquisition date is on or after January 1, 2009.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 (FSP 107-1), “Interim Disclosures about Fair Value of Financial Instruments", which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments", and APB Opinion No. 28, “Interim Financial Reporting”, to extend the annual disclosures about fair value of financial instruments to interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, and was adopted on April 1, 2009. The adoption of FSP 107-1 did not have a material impact on our financial condition, results of operations or cash flows. See Note 1- Basis of Presentation and Summary of Significant Accounting Policies — Fair Value Measurements for further information.
In April 2009, the FASB issued FSP No. FAS 157-4 (FSP 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly", which amends SFAS 157, “Fair Value Measurements", and supersedes FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. FSP 157-4 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP 157-4 also provides guidance on circumstances that may indicate a transaction is not orderly (that is, distressed or forced). FSP 157-4 is effective on a prospective basis for interim and annual reporting periods ending after June 15, 2009, and was adopted on April 1, 2009. The adoption of FSP 157-4 did not have a material impact on our financial condition, results of operations or cash flows.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 (FSP 115-2), “Recognition and Presentation of Other-Than Temporary Impairments", which amends the recognition and presentation of other-than-temporary impairments for debt securities and provides new disclosure requirements for both debt and equity securities. Upon adoption of the provisions of FSP 115-2, the non-credit component of previously recognized other-than-temporary impairment on debt securities held on that date is reclassified from Retained Earnings to Accumulated Other Comprehensive Income and reported as a cumulative-effect adjustment as of the beginning of the period of adoption, if the entity does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis. FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, and was adopted on April 1, 2009. The adoption of FSP 115-2 did not have a material impact on our financial condition, results of operations or cash flows. See Note 5 — Investments Held in Rabbi Trust for further information.
In May 2009, the FASB issued SFAS No. 165 (SFAS 165), “Subsequent Events", which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 is effective on a prospective basis for interim or annual periods ending after June 15, 2009, and was adopted on April 1, 2009. This standard did not have a material impact on our financial condition, results of operations and cash flows.
In June 2009, the FASB issued SFAS No. 168 (SFAS 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”. SFAS 168 states that the FASB Accounting Standards Codification (“Codification”) will become the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB. The Codification and all of its contents, which changes the referencing of financial standards, will carry the same level of authority, effectively superseding SFAS 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and nonauthoritative. SFAS 168 is effective for financial statements issued for interim and

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2009
annual periods ending after September 15, 2009. Therefore, in the third quarter of 2009, all references made to GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing GAAP, it is not expected to have an impact on our financial condition, results of operations and cash flows.
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
As of June 30, 2009, we had outstanding forward contracts with counterparties to acquire a total of PHP 3.4 billion through June 2010 at fixed prices of $74.8 million U.S. dollars, which approximates 59% of our exposure related to the anticipated cash flow requirements denominated in PHP. The fair value of these derivative instruments as of June 30, 2009 is presented in Note 4 of the accompanying Condensed Consolidated Financial Statements. If the U.S. dollar/PHP exchange rate were to adversely change by 10% from current period-end levels, we would incur a $7.5 million loss on the underlying exposures of the derivative instruments. However, this loss would be offset by a corresponding gain of $7.5 million in our underlying exposures.
We evaluate the credit quality of potential counterparties to derivative transactions and only enter into contracts with those considered to have minimal credit risk. We periodically monitor changes to counterparty credit quality as well as our concentration of credit exposure to individual counterparties. We do not use derivative instruments for trading or speculative purposes.
Interest Rate Risk
Our exposure to interest rate risk results from variable debt outstanding under our $50.0 million revolving credit facility. During the six months ended June 30, 2009, we had no debt outstanding under this credit facility; therefore, a one-point increase in the weighted average interest rate, which historically has equaled the LIBOR rate plus an applicable margin, would not have had any impact on our financial position or results of operations.
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

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2009
Item 4 — Controls and Procedures
As of June 30, 2009, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of June 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2009
Part II — OTHER INFORMATION
Item 1 — Legal Proceedings
We have previously disclosed regulatory sanctions assessed against our Spanish subsidiary relating to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. In order to appeal these claims, we issued a bank guarantee of $0.9 million. During the year ended December 31, 2008, $0.4 million of the bank guarantee was returned to us. The remaining balance of the bank guarantee of $0.5 million is included as restricted cash in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008. We will continue to vigorously defend these matters. However, due to further progression of several of these claims within the Spanish court system, and based upon opinion of legal counsel regarding the likely outcome of several of the matters before the courts, we accrued a liability in the amount of $1.3 million as of June 30, 2009 and December 31, 2008 under SFAS No. 5, “Accounting for Contingencies” because we now believe that a loss is probable and the amount of the loss can be reasonably estimated as to three of the subject claims. There are two other related claims, one of which is currently under appeal, and the other of which is in the early stages of investigation, but we have not accrued any amounts related to either of those claims because we do not currently believe a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to those two claims.
From time to time, we are involved in legal actions arising in the ordinary course of business. With respect to these matters, we believe that we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.
Item 2 -Unregistered Sales of Equity Securities and Use of Proceeds
Below is a summary of stock repurchases for the quarter ended June 30, 2009 (in thousands, except average price per share). See Note 10, Earnings Per Share, to the Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

			Total
			Number of
			Shares	Maximum
			Purchased as	Number Of
			Part of	Shares That
	Total		Publicly	May Yet Be
	Number of	Average Price	Announced	Purchased
	Shares	Paid Per	Plans or	Under Plans
Period	Purchased (1)	Share	Programs	or Programs

April 1, 2009 - April 30, 2009	—	—	—	1,098
May 1, 2009 - May 31, 2009	—	—	—	1,098
June 1, 2009 - June 30, 2009	—	—	—	1,098

Total	—		—	1,098

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3 million with no expiration date.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2009
Item 4 — Submission of Matters to a Vote of Security Holders
a.	The Annual Meeting of Shareholders was held on May 20, 2009.

b.	The following members of the Board of Directors were elected to Class III and to serve until the 2012 Annual Meeting and until their successors are elected and qualified:

	For	Withhold
Charles E. Sykes	25,155,298	13,329,866
William J. Meurer	25,145,489	13,339,675
Furman P. Bodenheimer, Jr.	25,115,648	13,369,516
The following are the members of the Board of Directors whose term of office as a director continued after the meeting:

H. Parks Helms	Mark C. Bozek
Lt. Gen Michael DeLong (Retired)	Iain A. Macdonald
Linda McClintock-Greco, M.D.	James K. (Jack) Murray, Jr.
Paul L. Whiting	James S. MacLeod
c.	The following additional matters were voted upon at the Annual Meeting of Shareholders:
The proposal to ratify the appointment of independent auditors was approved as follows:

For	Against	Abstain
37,809,988	656,268	67,591
The proposal to approve amendments to the Second Amended and Restated 2004 Non-employee Director Fee Plan was approved as follows:

For	Against	Abstain
19,283,399	16,883,255	10,231
Item 6 — Exhibits
The following documents are filed as an exhibit to this Report:

15	Awareness letter.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2009
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED (Registrant)
Date: August 5, 2009	By:	/s/ W. Michael Kipphut
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