Form 10-Q
period 2009-09-30
SYKES ENTERPRISES INC
filed 2009-11-03
CIK 1010612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

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
Yes ☐       No ☑
As of October 22, 2009, there were 41,366,049 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries
INDEX

Page
No.

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets September 30, 2009 and December 31, 2008 (Unaudited)	3

Condensed Consolidated Statements of Operations Three and nine months ended September 30, 2009 and 2008 (Unaudited)	4

Condensed Consolidated Statements of Changes in Shareholders’ Equity Nine months ended September 30, 2008, three months ended December 31, 2008 and nine months ended September 30, 2009 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows Nine months ended September 30, 2009 and 2008 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Report of Independent Registered Public Accounting Firm	43

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3. Quantitative and Qualitative Disclosures About Market Risk	60

Item 4. Controls and Procedures	61

Part II. Other Information

Item 1. Legal Proceedings	62

Item 1A. Risk Factors	62

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	65

Item 6. Exhibits	66

Signature	67
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$270,638	$219,050
Receivables, net	178,985	157,067
Prepaid expenses	10,375	7,084
Other current assets	12,094	13,317

Total current assets	472,092	396,518
Property and equipment, net	80,680	80,390
Goodwill	21,120	23,191
Intangibles, net	2,308	4,586
Deferred charges and other assets	26,249	24,857

	$602,449	$529,542

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$20,105	$26,419
Accrued employee compensation and benefits	55,944	47,194
Income taxes payable	4,049	4,485
Deferred revenue	33,064	26,955
Other accrued expenses and current liabilities	16,295	21,057

Total current liabilities	129,457	126,110
Deferred grants	11,539	9,340
Long-term income tax liabilities	5,104	5,077
Other long-term liabilities	4,814	4,985

Total liabilities	150,914	145,512

Commitments and loss contingency (Note 14)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 41,635 and 41,271 shares issued	416	413
Additional paid-in capital	163,124	158,216
Retained earnings	285,088	237,188
Accumulated other comprehensive income (loss)	7,367	(10,683)
Treasury stock at cost: 329 shares and 96 shares	(4,460)	(1,104)

Total shareholders’ equity	451,535	384,030

	$602,449	$529,542

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2009	2008	2009	2008
Revenues	$213,494	$207,066	$625,574	$618,416

Operating expenses:
Direct salaries and related costs	134,429	130,509	398,409	395,197
General and administrative	58,047	57,304	170,011	171,083
Impairment loss on goodwill and intangibles	324	—	1,908	—

Total operating expenses	192,800	187,813	570,328	566,280

Income from operations	20,694	19,253	55,246	52,136

Other income (expense):
Interest income	495	1,274	1,951	4,354
Interest (expense)	(138)	(47)	(490)	(274)
Impairment (loss) on investment in SHPS	—	—	(2,089)	—
Other income	119	2,737	1,214	7,001

Total other income (expense)	476	3,964	586	11,081

Income before provision for income taxes	21,170	23,217	55,832	63,217
Provision for income taxes	2,388	3,725	7,932	10,286

Net income	$18,782	$19,492	$47,900	$52,931

Net income per share:
Basic	$0.46	$0.48	$1.18	$1.30

Diluted	$0.46	$0.47	$1.17	$1.29

Weighted average shares:
Basic	40,743	40,678	40,662	40,590

Diluted	41,097	41,070	41,011	40,928

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Nine months Ended September 30, 2008, Three months Ended December 31, 2008 and
Nine months Ended September 30, 2009
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Shares		Paid-in	Retained	Comprehensive	Treasury
(In thousands)	Issued	Amount	Capital	Earnings	Income (Loss)	Stock	Total

Balance at January 1, 2008	45,537	$455	$184,184	$195,203	$37,457	$(51,978)	$365,321

Adjustment upon adoption of ASC 715-60	—	—	—	(482)	—	—	(482)
Issuance of common stock	105	1	1,173	—	—	—	1,174
Stock-based compensation expense	—	—	3,554	—	—	—	3,554
Excess tax benefit from stock- based compensation	—	—	688	—	—	—	688
Issuance of common stock and restricted stock under equity award plans	233	3	93	—	—	(132)	(36)
Retirement of treasury stock	(4,644)	(46)	(33,346)	(18,094)	—	51,486	—
Issuance of common stock for business acquisition	37	—	676	—	—	—	676
Comprehensive income (loss)	—	—	—	52,931	(35,340)	—	17,591

Balance at September 30, 2008	41,268	413	157,022	229,558	2,117	(624)	388,486

Stock-based compensation expense	—	—	1,202	—	—	—	1,202
Excess tax benefit from stock- based compensation	—	—	24	—	—	—	24
Issuance of common stock and restricted stock under equity award plans	3	—	(32)	—	—	32	—
Repurchase of common stock	—	—	—	—	—	(512)	(512)
Comprehensive income (loss)	—	—	—	7,630	(12,800)	—	(5,170)

Balance at December 31, 2008	41,271	413	158,216	237,188	(10,683)	(1,104)	384,030

Issuance of common stock	112	1	1,599	—	—	—	1,600
Stock-based compensation expense	—	—	3,981	—	—	—	3,981
Excess tax benefit from stock- based compensation	—	—	247	—	—	—	247
Issuance of common stock and restricted stock under equity award plans	252	2	(919)	—	—	(163)	(1,080)
Repurchase of common stock	—	—	—	—	—	(3,193)	(3,193)
Comprehensive income	—	—	—	47,900	18,050	—	65,950

Balance at September 30, 2009	41,635	$416	$163,124	$285,088	$7,367	$(4,460)	$451,535

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2009 and 2008
(Unaudited)

(in thousands)	2009	2008
Cash flows from operating activities:
Net income	$47,900	$52,931
Depreciation and amortization, net	20,917	21,125
Impairment losses	3,997	—
Unrealized foreign currency transaction (gains), net	(2,632)	(6,524)
Stock-based compensation expense	3,981	3,554
Excess tax benefit from stock-based compensation	(247)	(688)
Deferred income tax provision (benefit)	(2,015)	219
Net loss on disposal of property and equipment	129	—
Bad debt expense	1,147	457
Write down of value added tax credit receivables	414	482
Unrealized loss on financial instruments, net	973	1,108
Amortization of discount on short-term investments	—	(173)
Amortization of actuarial gains on pension	(46)	(49)
Foreign exchange (gain) loss on liquidation of foreign entities	(5)	3
Release of valuation allowance on deferred tax assets	(2,285)	(6,121)
Amortization of unrealized (gain) on post retirement obligation	(28)	—

Changes in assets and liabilities:
Receivables	(19,488)	(17,679)
Prepaid expenses	(2,582)	(2,455)
Other current assets	(1,203)	369
Deferred charges and other assets	(809)	(759)
Accounts payable	(3,173)	1,789
Income taxes receivable / payable	2,993	1,600
Accrued employee compensation and benefits	7,564	3,984
Other accrued expenses and current liabilities	1,711	128
Deferred revenue	2,662	2,379
Other long-term liabilities	(41)	750

Net cash provided by operating activities	59,834	56,430

Cash flows from investing activities:
Capital expenditures	(23,207)	(25,730)
Cash paid for business acquisitions, net of cash aquired	—	(2,400)
Proceeds from sale of property and equipment	170	167
Sale of short-term investments	—	17,535
Investment in restricted cash	—	(997)
Proceeds from release of restricted cash	839	855
Other	—	(130)

Net cash (used for) investing activities	(22,198)	(10,700)

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2009 and 2008
(Unaudited)
(continued)

(in thousands)	2009	2008
Cash flows from financing activities:
Proceeds from issuance of stock	1,600	1,174
Excess tax benefit from stock-based compensation	247	688
Cash paid for repurchase of common stock	(3,193)	—
Proceeds from grants	3,491	—
Shares repurchased for minimum tax withholding on restricted stock	(1,080)	—

Net cash provided by financing activities	1,065	1,862

Effects of exchange rates on cash	12,887	(5,223)

Net increase in cash and cash equivalents	51,588	42,369

Cash and cash equivalents – beginning	219,050	177,682

Cash and cash equivalents – ending	$270,638	$220,051

Supplemental disclosures of cash flow information:

Cash paid during period for interest	$752	$277
Cash paid during period for income taxes	$11,522	$13,702

Non-cash transactions:
Property and equipment additions in accounts payable	$2,035	$2,562
Unrealized gain on post retirement obligation in accumulated other comprehensive income (loss)	$342	$—
Issuance of common stock for business acquisition	$—	$676
See accompanying notes to condensed consolidated financial statements

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
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
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”). Subsequent events have been evaluated through the date and time the condensed consolidated financial statements were issued on November 3, 2009. See Note 16 Subsequent Event.
Recognition of Revenue — Revenue is recognized pursuant to Accounting Standards Codification (“ASC”) 605 “Revenue Recognition.” The Company primarily recognizes its revenue from services as those services are performed, which is based on either a per minute, per call or per transaction basis, under a fully executed contractual agreement and records reductions to revenue for contractual penalties and holdbacks for failure to meet specified minimum service levels and other performance based contingencies. Revenue recognition is limited to the amount that is not contingent upon delivery of any future product or service or meeting other specified performance conditions. Product sales, accounted for within fulfillment services, are recognized upon shipment to the customer and satisfaction of all obligations.
In accordance with ASC 605-25, “Revenue Recognition- Multiple-Element Arrangements”, revenue from contracts with multiple-deliverables is allocated to separate units of accounting based on their relative fair value, if the deliverables in the contract(s) meet the criteria for such treatment. Certain fulfillment services contracts contain multiple-deliverables. Additionally, the Company had a contract containing multiple-deliverables for customer contact management services and fulfillment services that ended during 2008. Separation criteria included whether a delivered item has value to the customer on a standalone basis, whether there is objective and reliable evidence of the fair value of the undelivered items and, if the arrangement includes a general right of return related to a delivered item, whether delivery of the undelivered item is considered probable and in the Company’s control. Fair value is the price of a deliverable when it is regularly sold on a standalone basis, which generally consists of vendor-specific objective evidence of fair value. If there is no evidence of the fair value for a delivered product or service, revenue is allocated first to the fair value of the undelivered product or service and then the residual revenue is allocated to the delivered product or service. If there is no evidence of the fair value for an undelivered product or service, the contract(s) is accounted for as a single unit of accounting, resulting in delay of revenue recognition for the delivered

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Recognition of Revenue — (continued)
product or service until the undelivered product or service portion of the contract is complete. The Company recognizes revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding client acceptance are resolved, and there are no client-negotiated refund or return rights affecting the revenue recognized for delivered elements. Once the Company determines the allocation of revenue between deliverable elements, there are no further changes in the revenue allocation. If the separation criteria are met, revenue from these services is recognized as the services are performed under a fully executed contractual agreement. If the separation criteria are not met because there is insufficient evidence to determine fair value of one of the deliverables, all of the services are accounted for as a single combined unit of accounting. For these deliverables with insufficient evidence to determine fair value, revenue is recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate.
Property and Equipment — The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360 “Property, Plant and Equipment.” For purposes of recognition and measurement of an impairment loss, assets are grouped at the lowest levels for which there are identifiable cash flows (the “reporting unit”). An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. The Company determined that its property and equipment was not impaired as of September 30, 2009.
Investment in SHPS — The Company held a noncontrolling interest in SHPS, Inc. (“SHPS”), which was accounted for at cost of approximately $2.1 million as of December 31, 2008 and was included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet. In June 2009, the Company received notice from SHPS that the shareholders of SHPS had approved a merger agreement between SHPS and SHPS Acquisition, Inc., pursuant to which the common stock of SHPS, including the common stock owned by the Company, would be converted into the right to receive $0.000001 per share in cash. SHPS informed the Company that it believed the estimated fair value of the SHPS common stock to be equal to such per share amount. As a result of this transaction and evaluation of the Company’s legal options, the Company believed it was more likely than not that it would not be able to recover the $2.1 million carrying value of the investment in SHPS. Therefore, due to the decline in value that is other than temporary, management recorded a non-cash impairment loss of $2.1 million included in “Impairment loss on investment in SHPS” during the second quarter ended June 30, 2009. Subsequent to the recording of the impairment loss, the Company liquidated its noncontrolling interest in SHPS by converting its SHPS common stock into cash for $0.000001 per share during the three months ended September 30, 2009. See Note 2 for further information.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Goodwill - The Company accounts for goodwill and other intangible assets under ASC 350 (“ASC 350”) “Intangibles – Goodwill and Other.” Goodwill and other intangible assets with indefinite lives are not subject to amortization, but instead must be reviewed at least annually, and more frequently in the presence of certain circumstances, for impairment by applying a fair value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under ASC 350, the carrying value of assets is calculated at the lowest levels for which there are identifiable cash flows (the “reporting unit”). If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. During the second quarter of 2009, based on the presence of certain circumstances, the Company recorded an impairment loss on the goodwill related to the March 2005 acquisition of Kelly, Luttmer & Associates Limited (“KLA”). See Note 2 for further information.
During the third quarter of 2009, the Company completed its annual goodwill impairment test, which included the consideration of recent economic developments, and determined that the carrying amount of goodwill was not impaired as of September 30, 2009. The Company expects to receive future benefits from the remaining previously acquired goodwill over an indefinite period of time.
Intangible Assets - Intangible assets, primarily customer relationships, existing technologies and covenants not to compete, are amortized using the straight-line method over their estimated useful lives which approximates the pattern in which the economic benefits of the assets are consumed. The Company periodically evaluates the recoverability of intangible assets and takes into account events or changes in circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. Fair value for intangible assets is based on discounted cash flows, market multiples and/or appraised values as appropriate. The Company does not have intangible assets with indefinite lives. During the three and nine months ended September 30, 2009, based on changes in circumstances, the Company recorded an impairment loss on intangible assets related to the KLA acquisition mentioned above. See Note 2 for further information.
Value Added Tax Credit Receivables — The Philippine operations are subject to Value Added Tax (“VAT”), which is usually applied to all goods and services purchased throughout the Philippines. Upon validation and certification of the VAT credit receivables by the Philippine government, the VAT credit receivables are held for sale through third-party brokers. The Company sells VAT credits to others due to its current tax holiday status in the Philippines and resulting inability to fully utilize these credits. This process through collection typically takes three to five years. The VAT credit receivables balance recorded at net realizable value, which approximates fair value, is approximately $6.5 million and $7.5 million as of September 30, 2009 and December 31, 2008, respectively. See “Fair Value Measurements” in this Note 1 for further information. As of September 30, 2009 and December 31, 2008, the VAT credit receivables of $5.1 million and $4.9 million, respectively, are included in “Deferred Charges and Other Assets”, $1.4 million and $1.1 million, respectively, are included in “Other Current Assets” and $0.0 million and $1.5 million, respectively, are included in “Receivables, net” in the accompanying Condensed Consolidated Financial Statements. During the three and nine months ended September 30, 2009, the Company determined that a portion of the VAT credit receivable balance was not recoverable and wrote down the balance by $0.1 million and $0.4 million, respectively. During the comparable 2008 periods, the Company wrote down the balance by $0.1 million and $0.5 million, respectively.
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
Nine months ended September 30, 2009 and 2008
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
Fair Value of Financial Instruments — The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
•	Cash, Accounts Receivable, Value Added Tax Credit Receivables, Short-term and Other Investments, Investments Held in Rabbi Trust and Accounts Payable. The carrying values reported in the balance sheet for cash, accounts receivable, value added tax credit receivables, short-term investments, investments held in rabbi trust and accounts payable approximate their fair values.
•	Foreign currency forward contracts. Foreign currency forward contracts are recognized in the balance sheet at fair value based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions.
•	Long-Term Debt. The fair value of long-term debt, including the current portion thereof, is estimated based on the quoted market price for the same or similar types of borrowing arrangements. As of September 30, 2009 and December 31, 2008, the Company had no outstanding long-term debt.
Fair Value Measurements - Effective January 1, 2008, the Company adopted the provisions of ASC 820 (“ASC 820”) “Fair Value Measurements and Disclosures” and ASC 825 (“ASC 825”) “Financial Instruments”. ASC 820, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820-10-20 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.
ASC 825 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. Since the date of adoption on January 1, 2008, the Company has not elected to use the fair value option permitted under ASC 825 for any of its financial assets and financial liabilities that are not already recorded at fair value.
A description of the Company’s policies regarding fair value measurement is summarized below.
Fair Value Hierarchy - ASC 820-10-35 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
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
Foreign Currency Forward Contracts — The Company enters into foreign currency forward contracts over the counter and values such contracts based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions. The key inputs include forward foreign currency exchange rates and interest rates. The item is classified in Level 2 of the fair value hierarchy.
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
Nine months ended September 30, 2009 and 2008
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
Foreign Currency and Derivative Instruments — The Company accounts for financial derivative instruments under ASC 815 (“ASC 815”) “Derivatives and Hedging”. The Company generally utilizes non-deliverable forward contracts expiring within one to 24 months to reduce its foreign currency exposure due to exchange rate fluctuations on forecasted cash flows denominated in non-functional foreign currencies. Upon proper qualification, these contracts are accounted for as cash-flow hedges, as defined by ASC 815. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. In using derivative financial instruments to hedge exposures to changes in exchange rates, the Company exposes itself to counterparty credit risk.
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
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, the Company discontinues hedge accounting prospectively. At September 30, 2009, all hedges were determined to be highly effective.
The Company also periodically enters into forward contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivative instruments is to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange rates. The Company records changes in the fair value of these derivative instruments within “Revenues” or “Other income”, depending on the purpose of the transaction, in the accompanying Condensed Consolidated Statements of Operations. See Note 4 for further information on financial derivative instruments.
Recent Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board (“FASB”) issued ASC 820 (“ASC 820”) “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted the provisions of ASC 820 on January 1, 2008. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows. See Note 2 — Fair Value for further information.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Recent Accounting Pronouncements — (continued)
In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on ASC 715-60 (“ASC 715-60”) “Topic 715 Compensation – Retirement Benefits — Subtopic 60 Defined Benefits Plans – Other Postretirement” ASC 715-60 provides guidance on the employer’s recognition of assets, liabilities and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods. The Company adopted the provisions of ASC 715-60 on January 1, 2008. As a result of the implementation of ASC 715-60, the Company recognized a $0.5 million liability for a postretirement benefit obligation related to a split dollar arrangement on behalf of its founder and former Chairman and Chief Executive Officer which was accounted for as a reduction to the January 1, 2008 balance of retained earnings. See Note 13 – Defined Benefit Pension Plan and Post-Retirement Benefits for further information.
In December 2007, the FASB issued ASC 805 (“ASC 805”) “Business Combinations” and modifications to ASC 810 (“ASC 810”) “Consolidation”. ASC 805 changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. ASC 810 includes changes to the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. On January 1, 2009, the Company adopted the provisions of ASC 805 and the modifications to ASC 810, relating to noncontrolling interests. ASC 805 will be applied prospectively for all business combinations entered into after January 1, 2009, the date of adoption. The modified provisions of ASC 810 will also be applied prospectively to all noncontrolling interests, except for the presentation and disclosure provisions which are applied retrospectively to any noncontrolling interests that arose before January 1, 2009. The adoption of these standards did not have a material impact on the Company’s financial condition, results of operations or cash flows.
In March 2008, the FASB issued modifications to ASC 815 (“ASC 815”) “Derivatives and Hedging”, requiring increased qualitative, quantitative, and credit-risk disclosures about an entity’s derivative instruments and hedging activities. On January 1, 2009, the Company adopted the modifications to ASC 815. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows. See Note 4 – Financial Derivatives for further information.
In April 2008, the FASB issued modifications to ASC 350 (“ASC 350”) “Intangibles – Goodwill and Other”. The modifications to ASC 350 amended the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. On January 1, 2009, the Company adopted the modifications to ASC 350. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.
In December 2008, the FASB issued modifications to ASC 715-20 (“ASC 715-20”) “Topic 715 Compensation – Retirement Benefits — Subtopic 20 Defined Benefits Plans — General”, which provides additional guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. The modifications to ASC 715-20 are effective for financial statements issued for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of adopting the modifications to ASC 715-20 on its financial condition, results of operations and cash flows.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Recent Accounting Pronouncements — (continued)
In April 2009, the FASB issued modifications to ASC 805-20 (“ASC 805-20”) “Topic 805 Business Combinations – Subtopic 20 Identifiable Assets and Liabilities, and Any Noncontrolling Interests,” which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC 450 (“ASC 450”) “Contingencies”. Further, ASC 805-20 requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities arising from contingencies be developed based on their nature. The modifications to ASC 805-20 are effective for assets or liabilities arising from contingencies in business combinations whose acquisition date is on or after January 1, 2009. The adoption of these modifications to ASC 805-20 did not have a material impact on the Company’s financial condition, results of operations or cash flows.
In April 2009, the FASB issued modifications to ASC 825 (“ASC 825”) “Financial Instruments”, to extend the annual disclosures about fair value of financial instruments to interim reporting periods. The modifications to ASC 825 is effective for interim reporting periods ending after June 15, 2009, and were adopted on April 1, 2009. The adoption of these modifications to ASC 825 did not have a material impact on the Company’s financial condition, results of operations or cash flows. See Note 1- Basis of Presentation and Summary of Significant Accounting Policies – Fair Value Measurements for further information.
In April 2009, the FASB issued modifications to ASC 820. The modifications to ASC 820 provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The modifications to ASC 820 also provide guidance on circumstances that may indicate a transaction is not orderly (that is, distressed or forced). The modifications to ASC 820 are effective on a prospective basis for interim and annual reporting periods ending after June 15, 2009, and were adopted on April 1, 2009. The adoption of these modifications to ASC 820 did not have a material impact on the Company’s financial condition, results of operations or cash flows.
In April 2009, the FASB issued modifications to ASC 320 (“ASC 320”) “Investments—Debt and Equity Securities”, which amends the recognition and presentation of other-than-temporary impairments for debt securities and provides new disclosure requirements for both debt and equity securities. Upon adoption of the modifications to ASC 320, the non-credit component of previously recognized other-than-temporary impairment on debt securities held on that date is reclassified from Retained Earnings to Accumulated Other Comprehensive Income and reported as a cumulative-effect adjustment as of the beginning of the period of adoption, if the entity does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis. The modifications to ASC 320 are effective for interim and annual reporting periods ending after June 15, 2009, and were adopted on April 1, 2009. The adoption of these ASC 320 modifications did not have a material impact on the Company’s financial condition, results of operations or cash flows. See Note 5 – Investments Held in Rabbi Trust for further information.
In May 2009, the FASB issued ASC 855 (“ASC 855”) “Subsequent Events”, which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC 855 is effective on a prospective basis for interim or annual periods ending after June 15, 2009, and was adopted on April 1, 2009. This standard did not have a material impact on the Company’s financial condition, results of operations and cash flows.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Recent Accounting Pronouncements — (continued)
In June 2009, the FASB issued ASC 105 (“ASC 105”) “Generally Accepted Accounting Principles”. ASC 105 states that the FASB Accounting Standards Codification (“Codification”) will become the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB. The Codification and all of its contents, which changes the referencing of financial standards, will carry the same level of authority. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and nonauthoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and was adopted July 1, 2009. Therefore, all references to GAAP use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing GAAP, it did not have an impact on the Company’s financial condition, results of operations and cash flows.
In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05 (“ASU 2009-05”), “Measuring Liabilities at Fair Value”, which provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. ASU 2009-05 is effective for the first interim period ending after December 15, 2009, and was adopted on October 1, 2009. This standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.
In September 2009, the FASB issued ASU No. 2009-12 (“ASU 2009-12”), “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, which provides guidance on measuring the fair value of certain alternative investments. ASU 2009-12 amends ASC 820 to offer investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company is currently evaluating the impact of adopting this standard on its financial condition, results of operations and cash flows.
In October 2009, the FASB issued ASU No. 2009-13 (“ASU 2009-13”), “Multiple-Deliverable Revenue Arrangements”, which amends ASC 605, “Revenue Recognition”. ASU 2009-13 provides guidance related to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables. Also, the standard expands the disclosure requirements for revenue arrangements with multiple deliverables. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of adopting this standard on its financial condition, results of operations and cash flows.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
(Unaudited)
Note 2 — Fair Value
The Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 subject to the requirements of ASC 820 consist of the following (in thousands):

	Fair Value Measurments at September 30, 2009 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets For	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	September 30, 2009	Level (1)	Level (2)	Level (3)

Assets:
Money Market Funds and Open-end Mutual Funds (1)	$86,168	$86,168	$—	$—
Foreign Currency Forward Contracts (2)	1,136	—	1,136	—
Investments held in Rabbi Trust for the Deferred Compensation Plan (3)	2,250	2,250	—	—
Guaranteed Investment Certificates (4)	47	—	47	—
Value Added Tax Credit Receivables (5)	6,485	—	—	6,485

Total Assets	$96,086	$88,418	$1,183	$6,485

Liabilities:
Foreign Currency Forward Contracts (6)	$3,934	$—	$3,934	$—

Total Liabilities	$3,934	$—	$3,934	$—

(1)	Included $85.5 million in “Cash and cash equivalents” and $0.7 million in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(2)	Included $1.0 million in “Other current assets” and $0.2 million in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 4.

(3)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 5.

(4)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(5)	Included $5.1 million in “Deferred charges and other assets” and $1.4 million in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet.

(6)	Included in “Other accrued expense and current liabilities” in the accompanying Condensed Consolidated Balance Sheet. See Note 4.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
(Unaudited)
Note 2 — Fair Value — (continued)
The Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 subject to the requirements of ASC 820 consist of the following (in thousands):

	Fair Value Measurments at December 31, 2008 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets For	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2008	Level (1)	Level (2)	Level (3)

Assets:
Money Market Funds and Open-end Mutual Funds (1)	$111,423	$111,423	$—	$—
Investments held in Rabbi Trust for the Deferred Compensation Plan (2)	1,386	1,386	—	—
Guaranteed Investment Certificates (3)	858	—	858	—
Value Added Tax Credit Receivables (4)	7,501	—	—	7,501

Total Assets	$121,168	$112,809	$858	$7,501

Liabilities:
Foreign Currency Forward Contracts (5)	$11,654	$—	$11,654	$—

Total Liabilities	$11,654	$—	$11,654	$—

(1)	Included $110.7 million in “Cash and cash equivalents” and $0.7 million in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(2)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 5.

(3)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet.

(4)	Included $4.9 million in “Deferred charges and other assets,” $1.1 million in “Other current assets” and $1.5 million in “Receivables” in the accompanying Condensed Consolidated Balance Sheet.

(5)	Included in “Other accrued expense and current liabilities” in the accompanying Condensed Consolidated Balance Sheet. See Note 4.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
(Unaudited)
Note 2 — Fair Value — (continued)
The following table presents a reconciliation of the beginning and ending balances for the Company’s value added tax credit receivables measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,
Description	2009	2008
Beginning Balance, July 1	$7,062	$7,238
Included in earnings (1)	(94)	(121)
Purchases, issuances and settlements	(483)	33

Ending Balance, September 30	$6,485	$7,150

	Nine Months Ended September 30,
Description	2009	2008
Beginning Balance, January 1	$7,501	$8,247
Included in earnings (1)	(414)	(482)
Purchases, issuances and settlements	(602)	(615)

Ending Balance, September 30	$6,485	$7,150

	2009	2008
Unrealized Gains (Losses) Included in Earnings Above
For the three months ended September 30	$—	$—
For the nine months ended September 30	$—	$—

(1)	Represents the write down to net realizable value included in “ General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
(Unaudited)
Note 2 — Fair Value — (continued)
Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs as described in Note 1, like those associated with acquired businesses, including goodwill and other intangible assets, investments at cost and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more of these assets are determined to be impaired. The Company’s assets measured at fair value on a nonrecurring basis (no liabilities) as of September 30, 2009 subject to the requirements of ASC 820 consist of the following (in thousands):

		Level (3) Fair Value Measurments
		at September 30, 2009:
		Three Months	Nine Months
		Ended	Ended
		September 30,	September 30,
	Balance at	2009	2009
	September 30,	Total Gains	Total Gains
	2009	(Losses)	(Losses)
Assets:

KLA assets:
Goodwill	$—	$—	$(629)

Intangibles, net	—	(324)	(1,279)

	—	(324)	(1,908)

Investment in SHPS (1)	—	—	(2,089)

Total Assets	$—	$(324)	$(3,997)

(1)	See Note 1, Investment in SHPS, for the reason for the fair value measurement, description of the inputs and the information used to develop the inputs.
On June 30, 2009, the Company committed to a plan to sell or close its Employee Assistance and Occupational Health operations in Calgary, Alberta, Canada, which was originally acquired on March 1, 2005 when the Company purchased the shares of KLA. As a result of KLA’s actual and forecasted operating results for 2009, deterioration of the KLA customer base and loss of key employees, the Company determined to sell or close the Calgary operations on or before December 31, 2009 for less than its current carrying value. This decline in value was other than temporary, therefore, the Company recorded a non-cash impairment loss of $1.0 million related to intangible assets (primarily customer relationships) and $0.6 million related to goodwill included in “Impairment loss on goodwill and intangibles” during the three months ended June 30, 2009. Subsequently, the Company determined to close the Calgary operations and wrote off the remaining balance of the intangible assets of $0.3 million during the three months ended September 30, 2009. The accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 includes “Impairment loss on goodwill and intangibles” of $0.3 million and $1.9 million, respectively, related to the Calgary operations (none in the comparable 2008 period). In addition, the Company estimates $0.6 million to $1.0 million of cash expenditures for the Calgary closing, including facility-related costs of $0.5 million to $0.9 million to be paid through the remainder of the lease term ending July 2012 and $0.1 million in one-time employee termination benefits. The exact timing and actual amounts of the facility-related payments are dependent upon the Company’s ability to sublease these facilities. If the events and circumstances regarding the Company’s ability to sublease the facilities change, these estimates would change. Income (loss) from operations for KLA for the three and nine months ended September 2009 and 2008 were not material to the consolidated income from operations; therefore, the results of operations of KLA have not been presented as discontinued operations in the accompanying Condensed Consolidated Statement of Operations.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
(Unaudited)
Note 3 — Goodwill and Intangible Assets
The following table presents the Company’s purchased intangible assets (in thousands) as of September 30, 2009:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Intangibles	Amortization	Intangibles	Period (years)
Customer relationships	$4,421	$2,395	$2,026	6
Trade name	804	522	282	5
Non-compete agreement	161	161	—	2
Other	133	133	—	3

	$5,519	$3,211	$2,308	6

The following table presents the Company’s purchased intangible assets (in thousands) as of December 31, 2008:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Intangibles	Amortization	Intangibles	Period (years)
Customer relationships	$6,711	$2,596	$4,115	7
Trade name	892	446	446	5
Non-compete agreement	610	610	—	2
Other	237	212	25	3

	$8,450	$3,864	$4,586	6

Amortization expense, related to the purchased intangible assets resulting from acquisitions (other than goodwill), of $0.2 million and $0.8 million for the three and nine months ended September 30, 2009, respectively, is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations. In the comparable 2008 periods, the Company recognized amortization expense of $0.4 million and $1.1 million, respectively.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
(Unaudited)
Note 3 — Goodwill and Intangible Assets — (continued)
The Company’s estimated future amortization expense for the five succeeding years is as follows (in thousands):

Years Ending December 31,	Amount

2009 (remaining three months)	$225
2010	$898
2011	$817
2012	$368
2013	$—
Changes in goodwill, within the America’s segment, consist of the following (in thousands):

Years Ending December 31,	Amount

Balance at December 31, 2007	$22,468
Contingent payment for Apex acquisition	3,076
Foreign currency translation	(2,353)

Balance at December 31, 2008	23,191
Impairment on KLA goodwill (see Note 2)	(629)
Foreign currency translation	(1,442)

Balance at September 30, 2009	$21,120

Note 4 — Financial Derivatives
The Company had derivative assets and liabilities relating to outstanding forward contracts, designated as cash flow hedges, as defined under ASC 815, consisting of Philippine peso (“PHP”) contracts, maturing within 15 months with a notional value of $66.4 million and $107.0 million as of September 30, 2009 and December 31, 2008, respectively. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.
The Company had a total of $0.4 million and $7.8 million of deferred losses, net of taxes of $0.4 million and $3.3 million, on these derivative instruments as of September 30, 2009 and December 31, 2008, respectively, recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Condensed Consolidated Balance Sheets. The deferred losses expected to be reclassified to “Revenues” from AOCI during the next twelve months is $1.0 million. However, this amount and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the forward contracts.
In October 2009, the Company entered into forward contracts to sell U.S. dollars of $5.1 million at fixed prices of 5.5 million Canadian dollars to hedge intercompany forecasted cash outflows through June 2010.
The Company also periodically enters into forward contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivative instruments is to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange rates, primarily related to intercompany loan payments. During the nine months ended September 30, 2009, the Company entered into and settled forward contracts to sell $0.9 million U.S. dollars at fixed prices of 1.1 million Canadian dollars as well as forward contracts to sell PHP 175.0 million at fixed prices of Euro 2.8 million. During the nine months ended September 30, 2008, the Company entered into a forward contract to sell 25.0 million Canadian dollars at fixed prices of Euro 14.6 million through December 2009. See Note 1 for further information on foreign currency and derivative instruments.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
(Unaudited)
Note 4 — Financial Derivatives — (continued)
The Company had the following outstanding foreign currency forward contracts (in thousands):

As of September 30, 2009		As of December 31, 2008
Foreign	Currency	Foreign	Currency
Currency	Denomination	Currency	Denomination
U.S. Dollars	Philippine Pesos 3,164,419	U.S. Dollars	Philippine Pesos 4,645,715

Canadian Dollars	Euros 14,641	Canadian Dollars	Euros 14,641
As of September 30, 2009, the maximum amount of loss due to credit risk that, based on the gross fair value of the financial instruments, the Company would incur if parties to the financial instruments that make up the concentration failed to perform according to the terms of the contracts is $1.1 million.
The following tables present the fair value of the Company’s derivative instruments as of September 30, 2009 and December 31, 2008 included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Derivative Assets
	September 30, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:

	Other current
Foreign currency forward contracts	assets	$971	—	$—
	Deferred
	charges and
Foreign currency forward contracts	other assets	165	—	—

Total derivative assets		$1,136		$—

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
(Unaudited)
Note 4 — Financial Derivatives — (continued)

	Derivative Liabilities
	September 30, 2009		December 31, 2008
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
	Other accrued		Other accrued
	expenses and		expenses and
Foreign currency forward contracts	current liabilities	$1,992	current liabilities	$11,377

Derivatives not designated as hedging instruments under ASC 815(1):
	Other accrued		Other accrued
	expenses and		expenses and
Foreign currency forward contracts	current liabilities	1,942	current liabilities	277

Total derivative liabilities		$3,934		$11,654

(1)	See Note 1 for additional information on the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.
The following tables present the effect of the Company’s derivative instruments for the three months ended September 30, 2009 and 2008 in the accompanying Condensed Consolidated Financial Statements (in thousands):

				Gain (Loss)
	Gain (Loss)			Reclassified From		Gain (Loss)
	Recognized in AOCI			Accumulated AOCI		Recognized in Income
	on Derivative		Statement	Into Income (Effective		on Derivative
Derivatives in ASC 815	(Effective Portion)		of	Portion)		(Ineffective Portion)
cash flow hedging	September 30,		Operations	September 30,		September 30,
relationships:	2009	2008	Location	2009	2008	2009	2008
Foreign currency forward contracts	$1,528	$(1,964)	Revenues	$(2,291)	$(1,621)	$—	$(5)

	$1,528	$(1,964)		$(2,291)	$(1,621)	$—	$(5)

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
(Unaudited)
Note 4 — Financial Derivatives — (continued)

		Gain (Loss) Recognized
	Statement of	in Income on Derivative
Derivatives not designated as hedging	Operations	September 30,
instruments under ASC 815:	Location	2009	2008
Foreign currency forward contracts	Revenues	$—	$—
Foreign currency forward contracts	Other income and (expense)	(877)	—

		$(877)	$—

The following tables present the effect of the Company’s derivative instruments for the nine months ended September 30, 2009 and 2008 in the accompanying Condensed Consolidated Financial Statements (in thousands):

				Gain (Loss)
	Gain (Loss)			Reclassified From		Gain (Loss)
	Recognized in AOCI			Accumulated AOCI		Recognized in Income
	on Derivative		Statement	Into Income (Effective		on Derivative
Derivatives in ASC 815	(Effective Portion)		of	Portion)		(Ineffective Portion)
cash flow hedging	September 30,		Operations	September 30,		September 30,
relationships:	2009	2008	Location	2009	2008	2009	2008
Foreign currency forward contracts	$2,331	$(20,016)	Revenues	$(7,837)	$1,841	$—	$(488)

	$2,331	$(20,016)		$(7,837)	$1,841	$—	$(488)

		Gain (Loss) Recognized
	Statement of	in Income on Derivative
Derivatives not designated as hedging	Operations	September 30,
instruments under ASC 815:	Location	2009	2008
Foreign currency forward contracts	Revenues	$(53)	$6
Foreign currency forward contracts	Other income and (expense)	(1,393)	—

		$(1,446)	$6

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
(Unaudited)
Note 5 — Investments Held in Rabbi Trust
The Company’s Investments Held in Rabbi Trust, classified as trading securities and included in “Other current assets” at fair value in the accompanying Condensed Consolidated Balance Sheets consist of the following (in thousands):

	September 30, 2009		December 31, 2008
	Cost	Fair Value	Cost	Fair Value

Mutual Funds	$2,343	$2,250	$1,810	$1,386

Investments Held in Rabbi Trust were comprised of mutual funds, 67% of which are equity-based and 33% were debt-based at September 30, 2009. Investment income, included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Gross realized gains from sale of trading securities	$38	$—	$40	$1
Gross realized losses from sale of trading securities	—	(7)	(21)	(9)
Dividend and interest income	7	5	21	18
Net unrealized holding gains (losses)	202	(209)	292	(359)

Net investment income (losses)	$247	$(211)	$332	$(349)

Note 6 — Deferred Revenue
The components of deferred revenue consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Future service	$26,142	$23,530
Estimated potential penalties and holdbacks	6,922	3,425

	$33,064	$26,955

Note 7 — Accumulated Other Comprehensive Income (Loss)
The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220 (“ASC 220”) “Comprehensive Income”. ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
(Unaudited)
Note 7 — Accumulated Other Comprehensive Income (Loss) — (continued)

		Unrealized	Unrealized	Unrealized
	Foreign	Actuarial Gain	Gain (Loss) on	Gain (Loss) on
	Currency	(Loss) Related	Cash Flow	Post
	Translation	to Pension	Hedging	Retirement
	Adjustment	Liability	Instruments	Obligation	Total

Balance at January 1, 2008	$30,292	$2,165	$5,000	$—	$37,457
Pre tax amount	(34,451)	48	(21,247)	—	(55,650)
Tax (provision) benefit	—	(479)	5,664	—	5,185
Reclassification to net income	(4)	(61)	2,390	—	2,325
Foreign currency translation	(73)	(286)	359	—	—

Balance at December 31, 2008	(4,236)	1,387	(7,834)	—	(10,683)
Pre tax amount	10,431	—	2,331	370	13,132
Tax (provision) benefit	—	—	(2,850)	—	(2,850)
Reclassification to net income	5	(46)	7,837	(28)	7,768
Foreign currency translation	(106)	5	101	—	—

Balance at September 30, 2009	$6,094	$1,346	$(415)	$342	$7,367

Except as discussed in Note 9, earnings associated with the Company’s investments in its subsidiaries are considered to be permanently invested and no provision for income taxes on those earnings or translation adjustments has been provided.
Note 8 — Borrowings
On March 30, 2009, the Company entered into a new credit agreement with KeyBank National Association and Bank of America, N.A. (the “Credit Facility”). The Credit Facility replaces the Company’s prior credit agreement, dated March 15, 2004, among the Company, KeyBank National Association and BNP Paribas. The new Credit Facility provides the Company with a $50 million revolving credit facility, which amount is subject to certain borrowing limitations, and includes certain customary financial and restrictive covenants. Pursuant to the terms of the Credit Facility, the amount of $50 million may be increased up to a maximum of $100 million with the prior written consent of the lenders. The $50 million Credit Facility includes a $40 million multi-currency subfacility, a $10 million swingline subfacility and a $5 million letter of credit subfacility. The Credit Facility will terminate on March 29, 2012.
The Credit Facility may be used for general corporate purposes including strategic acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. Under the Credit Facility, the Company may obtain base rate loans (which include all loans under the swingline subfacility), eurodollar loans and alternate currency loans. Base rate loans accrue interest at the highest of the base rate (defined as the higher of the lender’s prime rate, the Federal Funds rate plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 1%) plus an applicable margin up to 2.50%. Eurodollar loans bear interest at the eurodollar rate plus an applicable margin up to 3.50%. Alternate currency loans accrue interest at the alternate currency rate applicable to the alternate currency plus an applicable margin up to 3.50%. In addition, a commitment fee of up to 0.65% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 29, 2012, are secured by a pledge of 65% of the stock of each of the Company’s active direct foreign subsidiaries.
The Credit Facility prohibits the Company from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings during the nine months ended September 30, 2009 and 2008, and no outstanding balances as of September 30, 2009 and December 31, 2008, with $50 million availability on the Credit Facility.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
(Unaudited)
Note 9 — Income Taxes
The Company’s effective tax rate was 14.2% and 16.3% for the nine months ended September 30, 2009 and 2008, respectively. The decrease in the effective tax rate of 2.1% was primarily due to the reduction in foreign withholding taxes, shift in our mix of earnings, partially offset by effects of permanent differences, changes in valuation allowances, state income taxes and foreign income tax rate differentials (inclusive of income tax holiday jurisdictions).
The differences in the Company’s effective tax rate of 14.2% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to foreign income tax rate differentials (inclusive of income tax holiday jurisdictions), the recognition of tax benefits from the effects of valuation allowance changes (as discussed below) and a favorable mix of earnings, partially offset by foreign withholding taxes and the effects of permanent differences.
In September, 2009, the Company determined that its profitability and expectations of future profitability of its foreign and domestic operations indicated that it was “more likely than not” that portions of the deferred tax assets would be realized. Accordingly, in the third quarter of 2009, the Company recognized a net increase in its U. S. deferred tax assets of $3.6 million through a partial reversal of the valuation allowance related to its anticipated utilization of its domestic net operating loss carry-forward. This tax benefit was partially offset by a decrease of $1.3 million in deferred tax assets when the Company placed an additional valuation allowance on a foreign subsidiary’s deferred tax assets related to the future use of its net operating loss. The net reversal of the valuation allowance of $2.3 million reduced the provision for income taxes in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009.
The liability for unrecognized tax benefits is recorded as “Long-term income tax liabilities” in the accompanying Condensed Consolidated Balance Sheets and was $5.1 million at September 30, 2009 and December 31, 2008. If the Company recognized its remaining unrecognized tax benefits at September 30, 2009, approximately $5.1 million, including related interest and penalties of $2.1 million, would favorably impact the effective tax rate.
Generally, earnings associated with the Company’s investments in its subsidiaries are considered to be permanently invested. The determination of the amount of unrecognized deferred tax liabilities for temporary differences related to these earnings is not practicable. For 2009, the Company changed its intent with respect to the distribution of current earnings for one lower tier subsidiary. The Company accrued withholding tax of $1.7 million as of September 30, 2009 with respect to this subsidiary’s current earnings. The U.S. Department of the Treasury released the “General Explanations of the Administration’s Fiscal Year 2010 Revenue Proposals” in May 2009. These proposals represent a significant shift in international tax policy, which may materially impact U.S. taxation of international earnings, including our position on permanent reinvestment of foreign earnings. We continue to monitor these proposals and are currently evaluating the potential impact on our financial condition, results of operations, and cash flows.
The German tax authority is currently auditing periods 2005 through 2007. A Philippine subsidiary is being audited by the Philippine tax authorities for tax years 2006 and 2007. The Company is currently under examination in India for tax years ended March 31, 2005 through 2008.
Note 10 — Earnings Per Share
Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options, stock appreciation rights, restricted stock, common stock units and shares held in a rabbi trust using the treasury stock method. The impact of outstanding options to purchase shares of common stock and stock appreciation rights that were antidilutive and excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2009 was 0.1 million (not material in the three months ended September 30, 2009) and 0.1 million and 0.2 million for the three and nine months ended September 30, 2008, respectively.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
(Unaudited)
Note 10 — Earnings Per Share — (continued)
The numbers of shares used in the earnings per share computations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Basic:
Weighted average common shares outstanding	40,743	40,678	40,662	40,590
Diluted:
Dilutive effect of stock op tions, stock appreciation rights, restricted stock, common stock units and shares held in a rabbi trust	354	392	349	338

Total weighted average diluted shares outstanding	41,097	41,070	41,011	40,928

On August 5, 2002, the Company’s Board of Directors authorized the Company to purchase up to three million shares of its outstanding common stock. A total of 1.9 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the nine months ended September 30, 2009, the Company repurchased 224 thousand common shares under the 2002 repurchase program (none in the comparable 2008 period) at prices ranging from $13.72 to $14.75 per share for a total cost of $3.2 million.
During the nine months ended September 30, 2008, the Company cancelled 4.6 million shares of its Treasury stock and recorded reductions of $0.1 million to “Common stock”, $33.3 million to “Additional paid-in capital”, $51.5 million to “Treasury stock” and $18.1 million to “Retained earnings”.
Note 11 — Segments and Geographic Information
The Company operates within two regions, the “Americas” and “EMEA” which represented 71.6% and 28.4%, respectively, of the Company’s consolidated revenues for the three months ended September 30, 2009, and 71.1% and 28.9%, respectively, of the Company’s consolidated revenues for the nine months ended September 30, 2009. In the comparable 2008 periods, the Americas and the EMEA region represented 66.9% and 33.1%, respectively, of the Company’s consolidated revenues for the three months ended September 30, 2008, and 66.9% and 33.1%, respectively, of the Company’s consolidated revenues for the nine months ended September 30, 2008. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The Company aligns its business into two segments to effectively manage the business and support the customer care needs of every client and to respond to the demands of the Company’s global customers.
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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
(Unaudited)
Note 11 — Segments and Geographic Information — (continued)
Information about the Company’s reportable segments for the three and nine months ended September 30, 2009 compared to the corresponding prior year period, is as follows (in thousands):

				Consolidated
	Americas	EMEA	Other (1)	Total

Three Months Ended September 30, 2009
Revenues	$152,940	$60,554		$213,494
Depreciation and amortization	$5,671	$1,308		$6,979

Income (loss) from operations	$27,830	$3,899	$(11,035)	$20,694
Other income, net			476	476
Provision for income taxes			(2,388)	(2,388)

Net income				$18,782

				Consolidated
	Americas	EMEA	Other (1)	Total

Three Months Ended September 30, 2008
Revenues	$138,573	$68,493		$207,066
Depreciation and amortization	$5,609	$1,320		$6,929

Income (loss) from operations	$22,237	$7,079	$(10,063)	$19,253
Other income, net			3,964	3,964
Provision for income taxes			(3,725)	(3,725)

Net income				$19,492

				Consolidated
	Americas	EMEA	Other (1)	Total

Nine Months Ended September 30, 2009
Revenues	$444,682	$180,892		$625,574
Depreciation and amortization	$17,135	$3,782		$20,917

Income (loss) from operations	$76,207	$10,310	$(31,271)	$55,246
Other income, net			586	586
Provision for income taxes			(7,932)	(7,932)

Net income				$47,900

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
(Unaudited)
Note 11 — Segments and Geographic Information — (continued)

				Consolidated
	Americas	EMEA	Other (1)	Total

Nine Months Ended September 30, 2008
Revenues	$413,469	$204,947		$618,416
Depreciation and amortization	$17,205	$3,920		$21,125

Income (loss) from operations	$66,178	$15,764	$(29,806)	$52,136
Other income, net			11,081	11,081
Provision for income taxes			(10,286)	(10,286)

Net income				$52,931

(1)	Other items (including corporate costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three and nine months ended September 30, 2009 and 2008. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2008. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.
Note 12 — Stock-Based Compensation
A detailed description of each of the Company’s stock-based compensation plans is provided below, including the 2001 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. Stock-based compensation expense related to these plans, which is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations, was $1.2 million and $4.0 million for the three and nine months ended September 30, 2009, respectively, and $1.2 million and $3.6 million for the comparable 2008 periods, respectively. The Company recognized income tax benefits of $0.5 million and $1.6 million in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009, respectively, and $0.5 million and $1.4 million for the comparable 2008 periods, respectively. The Company recognized a $0.1 million and $0.2 million benefit of tax deductions in excess of recognized tax benefits from the exercise of stock options for the three and nine months ended September 30, 2009, respectively and $0.1 million and $0.7 million for the three and nine months ended September 30, 2008, respectively. There were no capitalized stock-based compensation costs at September 30, 2009 or December 31, 2008.
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
Stock Options — Options are granted at fair market value on the date of the grant and generally vest over one to four years. All options granted under the Plan expire if not exercised by the tenth anniversary of their grant date. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions. The fair value of the stock option awards is expensed on a straight-line basis over the vesting period of the award. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Exercises and forfeitures are estimated within the valuation model using employee termination and other historical data. The expected term of the stock option awards granted is derived from historical exercise experience under the Plan and represents the period of time that stock option awards granted are expected to be outstanding. No stock options were granted during the nine months ended September 30, 2009 and 2008.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
(Unaudited)
Note 12 — Stock-Based Compensation — (continued)
Stock Options — (continued)
The following table summarizes stock option activity under the Plan as of September 30, 2009, and changes during the nine months then ended:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term (in	Intrinsic
Stock Options	Shares (000s)	Price	years)	Value (000s)

Outstanding at January 1, 2009	$335	$12.94
Granted	—	—
Exercised	(112)	14.34
Forfeited or expired	(27)	22.87

Outstanding at September 30, 2009	196	$10.79	2.04	$1,435

Vested or expected to vest at September 30, 2009	196	$10.79	2.04	$1,435

Exercisable at September 30, 2009	196	$10.79	2.04	$1,435

Options exercised during the three and nine months ended September 30, 2009 had an intrinsic value of $0.4 million and $0.6 million, respectively. Options exercised in the comparable periods of 2008 had an intrinsic value of $0.3 million and $0.8 million, respectively. All options were fully vested as of December 31, 2006 and there is no unrecognized compensation cost as of September 30, 2009 related to these options granted under the Plan (the effect of estimated forfeitures is not material).
Cash received from stock options exercised under this Plan for the nine months ended September 30, 2009 and 2008, was $1.6 million and $1.2 million, respectively.
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
Nine months ended September 30, 2009 and 2008
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
The following table summarizes the assumptions used to estimate the fair value of SARs granted during the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,
	2009	2008
Expected volatility	47%	47%
Weighted-average volativity	47%	47%
Expected dividends	—	—
Expected term (in years)	4.0	4.0
Risk-free rate	1.3%	3.1%
The following table summarizes SARs activity under the Plan as of September 30, 2009, and changes during the nine months then ended:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term (in	Intrinsic
Stock Appreciation Rights	Shares (000s)	Price	years)	Value (000s)

Outstanding at January 1, 2009	$367	$—
Granted	177	—
Exercised	(18)	—
Forfeited or expired	—	—

Outstanding at September 30, 2009	526	$—	8.1	$1,611

Vested or expected to vest at September 30, 2009	526	$—	8.1	$1,611

Exercisable at September 30, 2009	220	$—	7.1	$1,022

The weighted-average grant-date fair value of the SARs granted during the nine months ended September 30, 2009 and 2008 was $7.42 and $7.20, respectively. Total intrinsic value of SAR’s exercised during the nine months ended September 30, 2009 and 2008 was $0.1 million and $0.1 million, respectively.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
(Unaudited)
Note 12 — Stock-Based Compensation — (continued)
Stock Appreciation Rights — (continued)
The following table summarizes the status of nonvested SARs under the Plan as of September 30, 2009, and changes during the nine months then ended:

		Weighted-
		Average
	Shares (In	Grant-Date
Nonvested Stock Appreciation Rights	thousands)	Fair Value

Nonvested at January 1, 2009	255	$7.38
Granted	177	$7.42
Vested	(126)	$7.39
Forfeited or expired	—	$—

Nonvested at September 30, 2009	306	$7.40

As of September 30, 2009, there was $1.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock appreciation rights granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.1 years. SARs that vested during the nine months ended September 30, 2008 had a fair value of $0.1 million as of the vesting date (no fair value on vested shares in the comparable 2009 period).
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
If the participant’s employment with the Company is terminated for any reason, either by the Company or participant, prior to the date on which the Restricted Shares have vested and the restrictions have lapsed with respect to such vested shares, any Restricted Shares remaining subject to the restrictions will be forfeited, unless there has been a change in control prior to such date.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
(Unaudited)
Note 12 — Stock-Based Compensation — (continued)
Restricted Shares — (continued)
The weighted-average grant-date fair value of the Restricted Shares/Units granted during the nine months ended September 30, 2009 and 2008 was $19.69 and $17.86, respectively.
The following table summarizes the status of nonvested Restricted Shares/Units under the Plan as of September 30, 2009, and changes during the nine months then ended:

		Weighted-
		Average
	Shares (In	Grant-Date
Nonvested Restricted Shares / Units	thousands)	Fair Value

Nonvested at January 1, 2009	548	$16.57
Granted	231	$19.69
Vested	(198)	$14.95
Forfeited or expired	—	$—

Nonvested at September 30, 2009	581	$18.36

As of September 30, 2009, based on the probability of achieving the performance goals, there was $6.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested Restricted Shares/Units granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.1 years. The restricted shares that vested during the nine months ended September 30, 2009 and 2008 had a fair value of $3.2 million and $1.4 million as of the vesting date, respectively.
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
Nine months ended September 30, 2009 and 2008
(Unaudited)
Note 12 — Stock-Based Compensation — (continued)
Other Awards — (continued)
The following table summarizes CSUs activity under the Plan as of September 30, 2009, and changes during the nine months then ended:

		Weighted-
		Average
	Shares (In	Grant-Date
Nonvested Common Stock Units	thousands)	Fair Value

Nonvested at January 1, 2009	77	$16.99
Granted	26	$19.69
Vested	(26)	$15.44
Forfeited or expired	(9)	$18.61

Nonvested at September 30, 2009	68	$18.37

As of September 30, 2009, there was $0.3 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted under the Plan. This cost is expected to be recognized over a weighted-average period of 1.7 years. The fair value of the CSU’s that vested during the nine months ended September 30, 2009 and 2008 had a fair value of $0.4 million and $0.2 million as of the vesting date, respectively. Until a CSU vests, the participant has none of the rights of a shareholder with respect to the CSU or the common stock underlying the CSU. CSUs are not transferable.
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
Nine months ended September 30, 2009 and 2008
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
Nine months ended September 30, 2009 and 2008
(Unaudited)
Note 12 — Stock-Based Compensation — (continued)
2004 Non-Employee Director Fee Plan — (continued)
The weighted-average grant-date fair value of common stock units and share awards granted during the nine months ended September 30, 2009 and 2008 was $16.76 and $20.11, respectively.
The following table summarizes the status of the nonvested CSUs and share awards under the 2004 Fee Plan as of September 30, 2009, and changes during the nine months then ended:

		Weighted-
		Average
	Shares (In	Grant-Date
Nonvested Common Stock Units / Share Awards	thousands)	Fair Value

Nonvested at January 1, 2009	20	$19.69
Granted	31	$16.76
Vested	(16)	$19.58
Forfeited or expired	—	$—

Nonvested at September 30, 2009	35	$17.18

CSUs and share awards that vested during the nine months ended September 30, 2009 and 2008 had a fair value of $0.3 million and $0.5 million as of the vesting date, respectively.
Compensation expense for CSUs granted after the adoption of ASC 715 (“ASC 715”) “Compensation - Retirement Benefits” on January 1, 2006 and before the 2004 Fee Plan amendment in March 2008 (as discussed above), is recognized immediately on the date of grant since these grants automatically vest upon termination of a Director’s service, whether by death, retirement, resignation, removal or failure to be reelected at the end of his or her term. However, compensation expense for CSUs granted before adoption of ASC 715 is recognized over the requisite service period, or “nominal” vesting period of two to three years using the intrinsic value method. As of September 30, 2009, there was no unrecognized compensation cost, net of estimated forfeitures, which relates to nonvested CSUs granted under the 2004 Fee Plan before adoption of ASC 715. As of September 30, 2009, there was $0.6 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted since March 2008 under the Plan. This cost is expected to be recognized over a weighted-average period of 1.2 years.
Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board of Directors effective December 17, 1998 and amended on March 29, 2006 and May 23, 2006. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president and senior vice presidents and $7,500 per year for vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (see Note 5, Investments Held in Rabbi Trust). As of September 30, 2009 and December 31, 2008, liabilities of $2.3 million and $1.4 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.
Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $0.8 million and $0.6 million as of September 30, 2009 and December 31, 2008, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
(Unaudited)
Note 12 — Stock-Based Compensation — (continued)
Deferred Compensation Plan - (continued)
The weighted-average grant-date fair value of common stock awarded during the nine months ended September 30, 2009 and 2008 was $17.26 and $18.26, respectively.
The following table summarizes the status of the nonvested common stock issued under the Deferred Compensation Plan as of September 30, 2009, and changes during the nine months then ended:

		Weighted-
		Average
	Shares (In	Grant-Date
Nonvested Common Stock	thousands)	Fair Value

Nonvested at January 1, 2009	5	$16.35
Granted	9	$17.26
Vested	(8)	$17.41
Forfeited or expired	—	$—

Nonvested at September 30, 2009	6	$17.14

As of September 30, 2009, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted-average period of 4.2 years. The total fair value of the common stock vested during the nine months ended September 30, 2009 and 2008 was $0.2 million and $0.2 million, respectively.
There were no cash settlements related to the Company’s obligation under the Deferred Compensation Plan for the nine months ended September 30, 2009 and 2008.
Note 13 — Defined Benefit Pension Plan and Post-Retirement Benefits
Defined Benefit Pension Plan
The Company sponsors a non-contributory defined benefit pension plan (the “Pension Plan”) for its employees in the Philippines. The Pension Plan provides defined benefits based on years of service and final salary. All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plan. As of September 30, 2009, the Pension Plan is unfunded.
The following table provides information about net periodic benefit cost for the Pension Plan for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$—	$(90)	$80	$114
Interest Costs	—	(36)	46	45
Recognized actuarial gain	(15)	(15)	(46)	(49)

Net periodic benefit costs	$(15)	$(141)	$80	$110

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
(Unaudited)
Note 13 — Defined Benefit Pension Plan and Post-Retirement Benefits — (continued)
Post-Retirement Benefits
In 1996, the Company entered into a split dollar life insurance arrangement to benefit the former Chairman and Chief Executive Officer of the Company. Under the terms of the arrangement, the Company retained a collateral interest in the policy to the extent of the premiums paid by the Company. Effective January 1, 2008, the Company recorded a $0.5 million liability for a post-retirement benefit obligation related to this arrangement, which was accounted for as a reduction to the January 1, 2008 balance of retained earnings in accordance with ASC 715-60. The post-retirement benefit obligation of $0.2 million was included in “Other long-term liabilities” as of September 30, 2009 and $0.1 million and $0.4 million were included in “Accrued employee compensation and benefits” and “Other long-term liabilities”, respectively, as of December 31, 2008, in the accompanying Condensed Consolidated Balance Sheets. In addition, the Company has an unrealized gain of $0.4 million as of September 30, 2009 due to the change in discount rates related to the post retirement obligation, which was recorded in “AOCI” in the accompanying Condensed Consolidated Balance Sheet (none as of December 31, 2008).
Note 14 — Commitments and Loss Contingency
The Company has previously disclosed regulatory sanctions assessed against our Spanish subsidiary relating to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. In order to appeal these claims, the Company issued a bank guarantee of $0.9 million. During the year ended December 31, 2008, $0.4 million of the bank guarantee was returned to the Company. The remaining balance of the bank guarantee of $0.5 million is included as restricted cash in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008. The Company will continue to vigorously defend these matters. However, due to further progression of several of these claims within the Spanish court system, and based upon opinion of legal counsel regarding the likely outcome of several of the matters before the courts, the Company accrued a liability in the amount of $1.3 million as of September 30, 2009 and December 31, 2008 under ASC 450 “Contingencies” because management now believes that a loss is probable and the amount of the loss can be reasonably estimated as to three of the subject claims. There are two other related claims, one of which is currently under appeal, and the other of which is in the early stages of investigation, but the Company has not accrued any amounts related to either of those claims because management does not currently believe a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to those two claims.
Note 15 — Related Party Transactions
In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John Sykes, the Company’s founder, former Chairman and Chief Executive Officer, and a current major stockholder. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.1 million and $0.3 million during the three and nine months ended September 30, 2009 and $0.1 million and $0.2 million during the three and nine months ended September 30, 2008, respectively, under the terms of the lease.
Additionally, during the three and nine month periods ended September 30, 2008, the Company paid $0.1 million and $0.2 million, respectively (none in the comparable 2009 periods), for transitional real estate consulting services provided by David Reule, the Company’s former Senior Vice President of Real Estate who retired in December, 2007. Mr. Reule was employed by JHS Equity, LLC, a company owned by John Sykes, the Company’s founder, former Chairman and Chief Executive Officer, and a current major stockholder. Accordingly, the payments for Mr. Reule’s services were made to JHS Equity, LLC to reimburse it for the time spent by Mr. Reule on the Company’s business.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
(Unaudited)
Note 16 — Subsequent Event
On October 5, 2009, Sykes, SH Merger Subsidiary I, Inc., a direct wholly-owned subsidiary of Sykes (“Merger Sub”), SH Merger Subsidiary II, LLC, a direct wholly-owned subsidiary of Sykes (“Merger Sub II”), and ICT Group, Inc (“ICT”) entered into a merger agreement. Subject to the terms and conditions of the merger agreement, Merger Sub will be merged with and into ICT, with ICT continuing as the interim surviving corporation, which activity we refer to as the merger. Immediately following the effectiveness of the merger, the interim surviving corporation will be merged with and into Merger Sub II, with Merger Sub II surviving and continuing as a wholly owned subsidiary of Sykes, which activity we refer to as the upstream merger. The merger and the upstream merger, together, are referred to herein as the transaction. Under the merger agreement, each share of ICT common stock held by an ICT shareholders will be converted into the right to receive consideration valued at $15.38, subject to adjustment as described below. The consideration is payable (i) in cash, without interest, in the amount of $7.69 per share of ICT common stock, and (ii) the remainder payable in shares of the Company’s common stock equal to the exchange ratio described below divided by two (2). Except as described below, the exchange ratio will be the quotient determined by dividing $15.38 by the volume weighted average of the per share prices of the Company’s common stock for the ten consecutive trading days ending on (and including) the third trading day immediately prior to the effective time of the merger (the “measurement value”). The exchange ratio is subject to a symmetrical collar of 7.5% above and 7.5% below $20.8979, which is the volume weighted average of the per share price of the Company’s common stock for the ten consecutive trading days ending on October 2, 2009, the last trading day immediately prior to the date of the merger agreement. Within this collar, the exchange ratio will be determined pursuant to the calculation described above. If, however, the measurement value is equal to or less than $19.3306, then the exchange ratio will be 0.7956 and 0.3978 shares of the Company’s common stock will be issued for each share of ICT common stock. If the measurement value is equal to or greater than $22.4652, then the exchange ratio will be 0.6846 and 0.3423 shares of the Company’s common stock will be issued for each share of ICT common stock.
Each outstanding option to acquire ICT common stock granted under ICT’s stock incentive plans, whether or not then vested and exercisable, will become fully vested and exercisable immediately prior to, and then will be canceled at, the effective time of the merger, and the holder of such option will be entitled to receive as soon as practicable after the effective time of the merger but in no event later than ten business days following the effective time of the merger an amount in cash, without interest and less any applicable tax to be withheld, equal to (i) the excess, if any, of $15.38 over the per share exercise price of such ICT stock option multiplied by (ii) the total number of shares of ICT common stock underlying such ICT stock option, with the aggregate amount of such payment rounded up to the nearest cent. If the per share exercise price of any ICT stock option is equal to or greater than $15.38, then the stock option will be canceled without any payment to the stock option holder.
Also at the effective time of the merger, each outstanding restricted stock unit award (“RSU”), will become fully vested and then will be canceled and the holder of such vested awards will be entitled to receive $15.38 in cash, without interest and less any applicable tax to be withheld, in respect of each share of ICT common stock into which the RSU would otherwise be convertible. These cash amounts will be paid out as soon as practicable after the effective time of the merger but in no event later than ten business days following the effective time of the merger.
The Company intends to finance the merger, the costs and expenses related to the merger and the ongoing working capital of Sykes and its subsidiaries with two $75 million term loans. One $75 million term loan will be part of a $150 million senior credit facility, which also will include a $75 million revolving facility. Pursuant to a commitment letter dated October 2, 2009, the Company’s existing senior lender, KeyBank National Association (“Key”), has, subject to certain conditions, agreed to serve as lead arranger, sole book runner and administrative agent with respect to the $150 million facility and has committed to provide up to $90 million of the principal amount of the $150 million facility ($75 million of the term loan and $15 million of the revolving facility). Key intends to arrange a syndicate of lenders to provide the balance of the $150 million facility. The commitment letter will expire on January 31, 2010, if the merger has not been consummated. The $150 million facility will replace the Company’s existing senior revolving credit facility provided by Key, the balance of which was $0 as of September 30, 2009.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2009 and 2008
(Unaudited)
Note 16 — Subsequent Event— (continued)
Additionally, pursuant to a commitment letter dated October 2, 2009, Key has committed to provide an additional $75 million short-term loan to a wholly-owned subsidiary of Sykes, which loan is not contingent on the closing of the merger. The commitment letter for this loan will expire on December 31, 2009, and this loan is expected to close in December 2009, prior to the consummation of the merger.
The final terms of the $150 million facility and the $75 million short-term loan are subject to negotiation and to customary closing conditions. The Company may not be able to successfully close either loan, and Key may not be able to fully syndicate the $150 million facility, in which event the Company may need to seek alternative or additional financing or fund the merger using its and its subsidiaries’ cash and cash equivalents, which may increase the expense of the merger. The merger is not contingent on the closing of either the $150 million facility or the $75 million short-term loan.
The merger is subject to ICT shareholder approval, governmental and regulatory approvals, and other usual and customary closing conditions. The merger is currently expected to be completed at the end of the fourth quarter of 2009 or the beginning of the first quarter of 2010, subject to receipt of ICT shareholder approval, governmental and regulatory approvals, and other usual and customary closing conditions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sykes Enterprises, Incorporated
400 North Ashley Drive
Tampa, FL 33602
We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of September 30, 2009, and the related condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2009 and 2008, of changes in shareholder’s equity for the nine-month periods ended September 30, 2009 and 2008 and the three-month period ended December 31, 2008, and of cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
November 3, 2009

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2009
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
Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the impact of economic recessions in the U.S. and other parts of the world, (ii) fluctuations in global business conditions and the global economy, (iii) currency fluctuations, (iv) the timing of significant orders for our products and services, (v) variations in the terms and the elements of services offered under our standardized contract including those for future bundled service offerings, (vi) changes in applicable accounting principles or interpretations of such principles, (vii) difficulties or delays in implementing our bundled service offerings, (viii) failure to achieve sales, marketing and other objectives, (ix) construction delays of new or expansion of existing customer contact management centers, (x) delays in our ability to develop new products and services and market acceptance of new products and services, (xi) rapid technological change, (xii) loss or addition of significant clients, (xiii) political and country-specific risks inherent in conducting business abroad, (xiv) our ability to attract and retain key management personnel, (xv) our ability to continue the growth of our support service revenues through additional technical and customer contact management centers, (xvi) our ability to further penetrate into vertically integrated markets, (xvii) our ability to expand our global presence through strategic alliances and selective acquisitions, (xviii) our ability to continue to establish a competitive advantage through sophisticated technological capabilities, (xix) the ultimate outcome of any lawsuits, (xx) our ability to recognize deferred revenue through delivery of products or satisfactory performance of services, (xxi) our dependence on trend toward outsourcing, (xxii) risk of interruption of technical and customer contact management center operations due to such factors as fire, earthquakes, inclement weather and other disasters, power failures, telecommunication failures, unauthorized intrusions, computer viruses and other emergencies, (xxiii) the existence of substantial competition, (xxiv) the early termination of contracts by clients, (xxv) the ability to obtain and maintain grants and other incentives (tax or otherwise), and (xxvi) other risk factors which are identified in our most recent Annual Report on Form 10-K, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Additional risks and uncertainties related to our proposed merger transaction (“Merger”) pursuant to the merger agreement with ICT Group, Inc (“ICT”) may cause actual future experience and results to differ materially from those discussed in these forward-looking statements. Important factors related to the proposed Merger that might cause such a difference include, but are not limited to, (a) costs related to the Merger; (b) failure of ICT’s stockholders to approve the Merger; (c) Sykes’ or ICT’s inability to satisfy the conditions of the Merger; (d) the inability to integrate Sykes’ and ICT’s businesses successfully and grow such merged businesses as anticipated; (e) the need for outside financing to meet capital requirements; and (f) the risk factors set forth herein under Part II Item 1A — Risk Factors. Sykes’ filings with the Securities and Exchange Commission are available for review at www.sec.gov under “Search for Company Filings.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, we undertake no

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2009
obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Pending Merger
On October 5, 2009, Sykes, SH Merger Subsidiary I, Inc., a direct wholly-owned subsidiary of Sykes (“Merger Sub”), SH Merger Subsidiary II, LLC, a direct wholly-owned subsidiary of Sykes (“Merger Sub II”), and ICT entered into a merger agreement. Subject to the terms and conditions of the merger agreement, Merger Sub will be merged with and into ICT, with ICT continuing as the interim surviving corporation, which activity we refer to as the merger. Immediately following the effectiveness of the merger, the interim surviving corporation will be merged with and into Merger Sub II, with Merger Sub II surviving and continuing as a wholly owned subsidiary of Sykes, which activity we refer to as the upstream merger. The merger and the upstream merger, together, are referred to herein as the transaction. Under the merger agreement, each share of ICT common stock held by an ICT shareholders will be converted into the right to receive consideration valued at $15.38, subject to adjustment as described below. The consideration is payable (i) in cash, without interest, in the amount of $7.69 per share of ICT common stock, and (ii) the remainder payable in shares of our common stock equal to the exchange ratio described below divided by two (2). Except as described below, the exchange ratio will be the quotient determined by dividing $15.38 by the volume weighted average of the per share prices of our common stock for the ten consecutive trading days ending on (and including) the third trading day immediately prior to the effective time of the merger (the “measurement value”). The exchange ratio is subject to a symmetrical collar of 7.5% above and 7.5% below $20.8979, which is the volume weighted average of the per share price of our common stock for the ten consecutive trading days ending on October 2, 2009, the last trading day immediately prior to the date of the merger agreement. Within this collar, the exchange ratio will be determined pursuant to the calculation described above. If, however, the measurement value is equal to or less than $19.3306, then the exchange ratio will be 0.7956 and 0.3978 shares of our common stock will be issued for each share of ICT common stock. If the measurement value is equal to or greater than $22.4652, then the exchange ratio will be 0.6846 and 0.3423 shares of our common stock will be issued for each share of ICT common stock.
Each outstanding option to acquire ICT common stock granted under ICT’s stock incentive plans, whether or not then vested and exercisable, will become fully vested and exercisable immediately prior to, and then will be canceled at, the effective time of the merger, and the holder of such option will be entitled to receive as soon as practicable after the effective time of the merger but in no event later than ten business days following the effective time of the merger an amount in cash, without interest and less any applicable tax to be withheld, equal to (i) the excess, if any, of $15.38 over the per share exercise price of such ICT stock option multiplied by (ii) the total number of shares of ICT common stock underlying such ICT stock option, with the aggregate amount of such payment rounded up to the nearest cent. If the per share exercise price of any ICT stock option is equal to or greater than $15.38, then the stock option will be canceled without any payment to the stock option holder.
Also at the effective time of the merger, each outstanding restricted stock unit award (“RSU”), will become fully vested and then will be canceled and the holder of such vested awards will be entitled to receive $15.38 in cash, without interest and less any applicable tax to be withheld, in respect of each share of ICT common stock into which the RSU would otherwise be convertible. These cash amounts will be paid out as soon as practicable after the effective time of the merger but in no event later than ten business days following the effective time of the merger.
We intend to finance the merger, the costs and expenses related to the merger and our ongoing working capital with two $75 million term loans. One $75 million term loan will be part of a $150 million senior credit facility, which also will include a $75 million revolving facility. Pursuant to a commitment letter dated October 2, 2009, our existing senior lender, KeyBank National Association (“Key”), has, subject to certain conditions, agreed to serve as lead arranger, sole book runner and administrative agent with respect to the $150 million facility and has committed to provide up to $90 million of the principal amount of the $150 million facility ($75 million of the term loan and $15 million of the revolving facility). Key intends to arrange a syndicate of lenders to provide the balance of the $150 million facility. The commitment letter will expire on January 31, 2010, if the merger has not been consummated.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2009
The $150 million facility will replace our existing senior revolving credit facility provided by Key, the balance of which was $0 as of September 30, 2009.
Additionally, pursuant to a commitment letter dated October 2, 2009, Key has committed to provide an additional $75 million short-term loan to one of our wholly-owned subsidiaries, which loan is not contingent on the closing of the merger. The commitment letter for this loan will expire on December 31, 2009, and this loan is expected to close in December 2009, prior to the consummation of the merger.
The final terms of the $150 million facility and the $75 million short-term loan are subject to negotiation and to customary closing conditions. We may not be able to successfully close either loan, and Key may not be able to fully syndicate the $150 million facility, in which event we may need to seek alternative or additional financing or fund the merger using its and its subsidiaries’ cash and cash equivalents, which may increase the expense of the merger. The merger is not contingent on the closing of either the $150 million facility or the $75 million short-term loan.
The merger is subject to ICT shareholder approval, governmental and regulatory approvals, and other usual and customary closing conditions. The merger is currently expected to be completed at the end of the fourth quarter of 2009 or the beginning of the first quarter of 2010, subject to receipt of ICT shareholder approval, governmental and regulatory approvals, and other usual and customary closing conditions.
Results of Operations
The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$213,494	$207,066	$625,574	$618,416
Percentage of revenues	100.0%	100.0%	100.0%	100.0%

Direct salaries and related costs	$134,429	$130,509	$398,409	$395,197
Percentage of revenues	63.0%	63.0%	63.7%	63.9%

General and administrative	$58,047	$57,304	$170,011	$171,083
Percentage of revenues	27.2%	27.7%	27.2%	27.7%

Impairment loss on goodwill and intangibles	$324	$—	$1,908	$—
Percentage of revenues	0.2%	0.0%	0.3%	0.0%

Income from operations	$20,694	$19,253	$55,246	$52,136
Percentage of revenues	9.7%	9.3%	8.8%	8.4%

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2009
The following table summarizes our revenues, for the periods indicated, by geographic region (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009		2008		2009		2008
Americas	$152,940	71.6%	$138,573	66.9%	$444,682	71.1%	$413,469	66.9%
EMEA	60,554	28.4%	68,493	33.1%	180,892	28.9%	204,947	33.1%

Consolidated	$213,494	100.0%	$207,066	100.0%	$625,574	100.0%	$618,416	100.0%

The following table summarizes the amounts and percentage of revenue for direct salaries and related costs and general and administrative costs for the periods indicated, by geographic region (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009		2008		2009		2008
Direct salaries and related costs:
Americas	$92,348	60.4%	$85,311	61.6%	$271,112	61.0%	$255,300	61.7%
EMEA	42,081	69.5%	45,198	66.0%	127,297	70.4%	139,897	68.3%

Consolidated	$134,429	63.0%	$130,509	63.0%	$398,409	63.7%	$395,197	63.9%

General and administrative:
Americas	$32,438	21.2%	$31,025	22.4%	$95,455	21.5%	$91,991	22.2%
EMEA	14,574	24.1%	16,216	23.7%	43,285	23.9%	49,286	24.0%
Corporate	11,035	—	10,063	—	31,271	—	29,806	—

Consolidated	$58,047	27.2%	$57,304	27.7%	$170,011	27.2%	$171,083	27.7%

Impairment loss on goodwill and intangibles:
Americas	$324	0.2%	$—	0.0%	$1,908	0.4%	$—	0.0%
EMEA	—	0.0%	—	0.0%	—	0.0%	—	0.0%

Consolidated	$324	0.2%	$—	0.0%	$1,908	0.3%	$—	0.0%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Revenues
For the three months ended September 30, 2009, we recognized consolidated revenues of $213.5 million, an increase of $6.4 million, or 3.1%, from $207.1 million of consolidated revenues for the comparable 2008 period.
On a geographic segmentation basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 71.6%, or $152.9 million, for the three months ended September 30, 2009, compared to 66.9%, or $138.6 million, for the comparable 2008 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 28.4%, or $60.6 million, for the three months ended September 30, 2009, compared to 33.1%, or $68.5 million, for the comparable 2008 period.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2009
The increase in the Americas’ revenue of $14.3 million, or 10.4%, for the three months ended September 30, 2009, compared to the same period in 2008, reflects an $18.3 million increase in client demand, partially offset by a negative foreign currency impact of $4.0 million. Excluding this $4.0 million foreign currency impact, Americas’ revenue increased 13.2% for the three months ended September 30, 2009, compared to the same period in 2008. The $18.3 million increase includes new and existing client relationships, primarily due to a combination of new programs with existing clients, expansion of existing programs and new client relationships. New client relationships represented 24.8% of the increase in the Americas’ revenue over the comparable 2008 period. Revenues from our offshore operations represented 60.5% of Americas’ revenues for the three months ended September 30, 2009, compared to 62.1% for the comparable 2008 period. The trend of generating more of our revenues in our offshore operations is likely to continue in 2009 although we are experiencing increasing demand for our domestic operations. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our focus to re-price or replace marginally profitable target client programs. Americas’ revenues for the three months ended September 30, 2009 and 2008 also included a $2.4 million and a $1.6 million net loss on foreign currency hedges, respectively. Excluding the effect of this $0.8 million foreign currency hedging fluctuation, the Americas’ revenue increased $15.1 million compared with the same period last year.
The decrease in EMEA revenues of $7.9 million, or 11.6%, for the three months ended September 30, 2009, compared to the same period in 2008, reflects a $4.9 million negative foreign currency impact and a decrease of $3.0 million in client demand. This $3.0 million decrease in client demand includes a $3.8 million reduction in existing client programs offset by a $0.8 million increase in new client relationships. Excluding the $4.9 million foreign currency impact, EMEA’s revenue decreased 4.5% for the three months ended September 30, 2009 compared to the same period in 2008.
Direct Salaries and Related Costs
Direct salaries and related costs increased $3.9 million, or 3.0%, to $134.4 million for the three months ended September 30, 2009, from $130.5 million in the comparable 2008 period.
On a reporting segment basis, direct salaries and related costs from the Americas segment increased $7.0 million, or 8.2%, to $92.3 million for the three months ended September 30, 2009 from $85.3 million for the comparable 2008 period. Direct salaries and related costs from the EMEA segment decreased $3.1 million, or 6.9%, to $42.1 million for the three months ended September 30, 2009 from $45.2 million for the comparable 2008 period. While changes in foreign currency exchange rates negatively impacted revenues in the Americas and EMEA, they positively impacted direct salaries and related costs in 2009 compared to the same period in 2008 by $5.1 million and $3.2 million, respectively.
In the America’s segment, as a percentage of revenues, direct salaries and related costs decreased to 60.4% for the three months ended September 30, 2009 from 61.6% in the comparable 2008 period. This decrease of 1.2%, as a percentage of revenues, was primarily attributable to lower auto tow claim costs of 0.5%, lower compensation costs of 0.3%, lower recruiting costs of 0.2%, and lower other costs of 0.2%.
In the EMEA segment, as a percentage of revenues, direct salaries and related costs increased to 69.5% for the three months ended September 30, 2009 from 66% in the comparable 2008 period. This increase of 3.5%, as a percentage of revenues, was primarily attributable to higher compensation costs of 3.4%, higher fulfillment material costs of 0.2%, higher billable supply costs of 0.2%, higher seminar costs of 0.1% and higher other costs of 0.4%, partially offset by lower recruiting costs of 0.6% and lower travel costs of 0.2%.
General and Administrative
General and administrative expenses increased $0.8 million, or 1.3%, to $58.1 million for the three months ended September 30, 2009, from $57.3 million in the comparable 2008 period.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2009
On a reporting segment basis, general and administrative expenses from the Americas segment increased $1.5 million, or 4.6%, to $32.5 million for the three months ended September 30, 2009 from $31.0 million for the comparable 2008 period. General and administrative expenses from the EMEA segment decreased $1.6 million, or 10.1%, to $14.6 million for the three months ended September 30, 2009 from $16.2 million for the comparable 2008 period. While changes in foreign currency exchange rates negatively impacted revenues in the Americas and EMEA, they positively impacted general and administrative expenses in 2009 compared to the same period in 2008 by approximately $1.5 million and $1.3 million, respectively. Corporate general and administrative expenses increased $0.9 million, or 9.7%, to $11.0 million for the three months ended September 30, 2009 from $10.1 million in the comparable 2008 period. This increase of $0.9 million was primarily attributable to higher legal and professional fees of $1.1 million (primarily related to the pending ICT merger) and higher compensation costs of $0.7 million, partially offset by lower travel costs of $0.4 million, lower charitable contributions of $0.2 million, lower seminar costs of $0.2 million and lower other costs of $0.1 million.
In the America’s segment, as a percentage of revenues, general and administrative expenses decreased to 21.2% for the three months ended September 30, 2009 from 22.4% in the comparable 2008 period. This decrease of 1.2%, as a percentage of revenues, was primarily attributable to lower depreciation and amortization costs of 0.4%, lower recruiting costs of 0.2% and lower other costs of 0.9%, partially offset by higher bad debt expense of 0.2% and higher legal and professional fees of 0.1%.
In the EMEA segment, as a percentage of revenues, general and administrative expenses increased to 24.1% for the three months ended September 30, 2009 from 23.7% in the comparable 2008 period. This increase of 0.4%, as a percentage of revenues, was primarily attributable to higher compensation costs of 0.7%, higher communication costs of 0.3%, higher legal and professional fees of 0.2%, higher depreciation and amortization costs of 0.2% and higher net asset disposal costs of 0.1%, partially offset by lower travel costs of 0.5%, lower bad debt expense of 0.2%, lower recruiting costs of 0.3% and lower other costs of 0.1%.
Impairment Loss on Intangibles
We make certain estimates and assumptions, including, among other things, an assessment of market conditions and projections of cash flows, investment rates and cost of capital and growth rates when estimating the value of our intangibles. Based on actual and forecasted operating results, deterioration of the related customer base and loss of key employees, the Americas’ segment recorded an impairment loss of $0.3 million on the intangibles during the three months ended September 30, 2009 (none in the comparable 2008 period) related to the March 2005 acquisition of Kelly, Luttmer & Associates Limited (“KLA”).
Interest Income
Interest income was $0.5 million for the three months ended September 30, 2009, compared to $1.3 million for the comparable 2008 period reflecting lower average rates earned on higher average balances of interest bearing investments in cash and cash equivalents.
Interest Expense
Interest expense was $0.1 million for the three months ended September 30, 2009 (not material in the comparable 2008 period).
Other Income (Expense)
Other income, net, was $0.2 million for the three months ended September 30, 2009 compared to other income, net, of $2.7 million for the comparable 2008 period. The net decrease of $2.5 million was primarily attributable to a decrease of $2.3 million in unrealized and realized foreign currency transaction gains, net of losses. Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in Accumulated Other Comprehensive Income in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2009
Provision for Income Taxes
The provision for income taxes of $2.4 million for the three months ended September 30, 2009, was based upon pre-tax book income of $21.2 million, compared to a provision of $3.7 million for the three months ended September 30, 2008 based upon pre-tax book income of $23.2 million. The effective tax rate for the three months ended September 30, 2009 was 11.3% compared to an effective tax rate of 16.0% for the comparable 2008 period. The decrease in the effective tax rate of 4.7% was primarily due to a favorable $4.9 million reduction in the accrual of foreign withholding taxes, partially offset by an unfavorable $3.8 million reduction in the reversal of a valuation allowance on deferred tax assets in the three month period ended September 30, 2009 over the comparable 2008 period. The effective tax rate is also impacted by the shift in our mix of earnings, the effects of permanent differences, state income taxes and foreign income tax rate differentials (inclusive of income tax holiday jurisdictions).
Net Income
As a result of the foregoing, we reported income from operations for the three months ended September 30, 2009 of $20.7 million, compared to $19.3 million in the comparable 2008 period. This $1.4 million increase was principally attributable to a $6.4 million increase in revenues offset by a $3.9 million increase in direct salaries and related costs, a $0.8 million increase in general and administrative expenses and a $0.3 million impairment loss on intangibles. The $1.4 million increase in income from operations and $1.3 million lower income tax provision, partially offset by a $0.8 million decrease in interest income, a $0.1 million increase in interest expense and $2.5 million decrease in other income resulted in net income of $18.8 million for the three months ended September 30, 2009, a decrease of $0.7 million compared to the same period in 2008.
Nine months Ended September 30, 2009 Compared to Nine months Ended September 30, 2008
Revenues
For the nine months ended September 30, 2009, we recognized consolidated revenues of $625.6 million, an increase of $7.2 million, or 1.2%, from $618.4 million of consolidated revenues for the comparable 2008 period.
On a geographic segmentation basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 71.1%, or $444.7 million, for the nine months ended September 30, 2009, compared to 66.9%, or $413.5 million, for the comparable 2008 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 28.9%, or $180.9 million, for the nine months ended September 30, 2009, compared to 33.1%, or $204.9 million, for the comparable 2008 period.
The increase in the Americas’ revenue of $31.2 million, or 7.5%, for the nine months ended September 30, 2009, compared to the same period in 2008, reflects a $54.9 million increase in client demand, partially offset by a negative foreign currency impact of $23.7 million. Excluding this $23.7 million foreign currency impact, Americas’ revenue increased 13.3% for the nine months ended September 30, 2009, compared to the same period in 2008. The $54.9 million increase includes new and existing client relationships, primarily due to a combination of new programs with existing clients, expansion of existing programs and new client relationships. New client relationships represented 14.5% of the increase in the Americas’ revenue over the comparable 2008 period. Revenues from our offshore operations represented 60.8% of Americas’ revenues for the nine months ended September 30, 2009, compared to 61.4% for the comparable 2008 period. The trend of generating more of our revenues in our offshore operations is likely to continue in 2009 although we are experiencing increasing demand for our domestic operations. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our focus to re-price or replace marginally profitable target client programs. Americas’ revenues for the nine months ended September 30, 2009 and 2008 also included a $7.8 million net loss on foreign currency hedges and a $1.4 million net gain on foreign currency hedges, respectively. Excluding the effect of this $9.2 million foreign currency hedging fluctuation, the Americas’ revenue increased $40.4 million, compared with the same period last year.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2009
The decrease in EMEA revenues of $24.0 million, or 11.7%, for the nine months ended September 30, 2009, compared to the same period in 2008, reflects a $29.2 million negative foreign currency impact, partially offset by an increase of $5.2 million in client demand. This $5.2 million increase includes expansion of existing client programs and new client relationships. New client relationships represented 49.7% of the increase in EMEA’s revenue over the comparable 2008 period. Excluding the $29.2 million foreign currency impact, EMEA’s revenue increased 2.5% for the nine months ended September 30, 2009 compared to the same period in 2008.
Direct Salaries and Related Costs
Direct salaries and related costs increased $3.2 million, or 0.8%, to $398.4 million for the nine months ended September 30, 2009, from $395.2 million in the comparable 2008 period.
On a reporting segment basis, direct salaries and related costs from the Americas segment increased $15.8 million, or 6.2%, to $271.1 million for the nine months ended September 30, 2009 from $255.3 million for the comparable 2008 period. Direct salaries and related costs from the EMEA segment decreased $12.6 million, or 9%, to $127.3 million for the nine months ended September 30, 2009 from $139.9 million for the comparable 2008 period. While changes in foreign currency exchange rates negatively impacted revenues in the Americas and EMEA, they positively impacted direct salaries and related costs in 2009 compared to the same period in 2008 by $23.2 million and $19.9 million, respectively.
In the America’s segment, as a percentage of revenues, direct salaries and related costs decreased to 61.0% for the nine months ended September 30, 2009 from 61.7% in the comparable 2008 period. This decrease of 0.7%, as a percentage of revenues, was primarily attributable to lower auto tow claim costs of 0.7%, lower travel costs of 0.1%, lower recruiting costs of 0.1% and lower other costs of 0.4%, partially offset by higher compensation costs of 0.6%.
In the EMEA segment, as a percentage of revenues, direct salaries and related costs increased to 70.4% for the nine months ended September 30, 2009 from 68.3% in the comparable 2008 period. This increase of 2.1%, as a percentage of revenues, was primarily attributable to higher compensation costs of 2.1%, higher fulfillment material costs of 0.2% and higher other costs of 0.3%, partially offset by lower recruiting costs of 0.5%.
General and Administrative
General and administrative expenses decreased $1.1 million, or 0.6%, to $170.0 million for the nine months ended September 30, 2009, from $171.1 million in the comparable 2008 period.
On a reporting segment basis, general and administrative expenses from the Americas segment increased $3.5 million, or 3.8%, to $95.5 million for the nine months ended September 30, 2009 from $92.0 million for the comparable 2008 period. General and administrative expenses from the EMEA segment decreased $6.0 million, or 12.2%, to $43.3 million for the nine months ended September 30, 2009 from $49.3 million for the comparable 2008 period. While changes in foreign currency exchange rates negatively impacted revenues in the Americas and EMEA, they positively impacted general and administrative expenses in 2009 compared to the same period in 2008 by approximately $6.7 million and $7.5 million, respectively. Corporate general and administrative expenses increased $1.4 million, or 4.9%, to $31.2 million for the nine months ended September 30, 2009 from $29.8 million in the comparable 2008 period. This increase of $1.4 million was primarily attributable to higher compensation costs of $3.0 million, higher legal and professional fees of $1.3 million (primarily related to the pending ICT merger), higher business development costs of $0.4 million and higher software maintenance costs of $0.3 million, partially offset by lower travel costs of $1.2 million, lower bad debt expense of $0.8 million, lower seminar costs of $0.5 million, lower consulting costs of $0.4 million, lower insurance costs of $0.4 million and lower facility related costs of $0.3 million.
In the America’s segment, as a percentage of revenues, general and administrative expenses decrease to 21.5% for the nine months ended September 30, 2009 from 22.2% in the comparable 2008 period. This decrease of 0.7%, as a percentage of revenues, was primarily attributable to lower depreciation and amortization costs of 0.3%, lower compensation costs of 0.1%, lower software maintenance costs of 0.1% and lower other costs of 0.6%, partially offset by higher legal and professional fees of 0.2% and higher bad debt expense of 0.2%.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2009
In the EMEA segment, as a percentage of revenues, general and administrative expenses decreased to 23.9% for the nine months ended September 30, 2009 from 24.0% in the comparable 2008 period. This decrease of 0.1%, as a percentage of revenues, was primarily attributable to lower travel costs of 0.4%, lower recruiting costs of 0.2%, lower communication costs of 0.1%, and lower other costs of 0.4%, partially offset by higher compensation costs of 0.4%, higher legal and professional fees of 0.2%, higher bad debt expense of 0.2% and higher depreciation and amortization costs of 0.2%.
Impairment Loss on Goodwill and Intangibles
We make certain estimates and assumptions, including, among other things, an assessment of market conditions and projections of cash flows, investment rates and cost of capital and growth rates when estimating the value of our intangibles. Based on actual and forecasted operating results, deterioration of the related customer base and loss of key employees, the Americas’ segment recorded an impairment loss of $1.9 million on the goodwill and intangibles during the nine months ended September 30, 2009 (none in the comparable 2008 period) related to the March 2005 acquisition of Kelly, Luttmer & Associates Limited (“KLA”).
Interest Income
Interest income was $1.9 million for the nine months ended September 30, 2009, compared to $4.4 million for the comparable 2008 period reflecting lower average rates earned on higher average balances of interest bearing investments in cash and cash equivalents.
Interest Expense
Interest expense was $0.5 million for the nine months ended September 30, 2009 compared to $0.3 million for the comparable 2008 period due primarily to higher average rates and fees paid on our unused credit facility.
Impairment Loss on Investment in SHPS
During the nine months ending September 30, 2009, the we received notice from SHPS that the shareholders of SHPS had approved a merger agreement between SHPS and SHPS Acquisition, Inc., pursuant to which the common stock of SHPS, including the common stock owned by us, would be converted into the right to receive $0.000001 per share in cash. SHPS informed us that it believed the estimated fair value of the SHPS common stock to be equal to such per share amount. As a result of this transaction and careful evaluation of our legal options, the we believed it was more likely than not that we will not be able to recover the $2.1 million carrying value of the investment in SHPS. Therefore, in the Americas’ segment, we recorded a non-cash impairment loss of $2.1 million during the second quarter ended June 30, 2009. Subsequent to the recording of the impairment loss, the we liquidated our noncontrolling interest in SHPS by converting our SHPS common stock into cash for $0.000001 per share during the three and nine months ended September 30, 2009 (none in the comparable 2008 periods). See Note 2 for further information.
Other Income (Expense)
Other income, net, was $1.2 million for the nine months ended September 30, 2009 compared to other income, net, of $7.0 million for the comparable 2008 period. The net decrease of $5.8 million was primarily attributable to a decrease of $5.3 million in unrealized and realized foreign currency transaction gains, net of losses. Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in Accumulated Other Comprehensive Income in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2009
Provision for Income Taxes
The provision for income taxes of $7.9 million for the nine months ended September 30, 2009, was based upon pre-tax book income of $55.8 million, compared to $10.3 million for the nine months ended September 30, 2008 based upon pre-tax book income of $63.2 million. The effective tax rate for the nine months ended September 30, 2009 was 14.2% compared to an effective tax rate of 16.3% for the comparable 2008 period. The decrease in the effective tax rate of 2.1% was primarily due to a favorable $4.4 million reduction in the accrual of foreign withholding taxes, partially offset by an unfavorable $3.8 million reduction in the reversal of a valuation allowance on deferred tax assets in the nine month period ended September 30, 2009 over the comparable 2008 period. The effective tax rate is also impacted by the shift in our mix of earnings, the effects of permanent differences, state income taxes and foreign income tax rate differentials (inclusive of income tax holiday jurisdictions).
Net Income
As a result of the foregoing, we reported income from operations for the nine months ended September 30, 2009 of $55.3 million, compared to $52.1 million in the comparable 2008 period. This $3.2 million increase was principally attributable to a $7.2 million increase in revenues and a $1.1 million decrease in general and administrative expenses partially offset by a $3.2 million increase in direct salaries and related costs and an impairment loss of $1.9 million. The $3.2 million increase in income from operations and a $2.4 million lower income tax provision, partially offset by a $2.5 million decrease in interest income, a $0.2 million increase in interest expense, a $2.1 million impairment loss on investment in SHPS and a $5.8 million decrease in other income resulted in net income of $47.9 million for the nine months ended September 30, 2009, a decrease of $5.0 million compared to the same period in 2008.
Client Concentration
Total consolidated revenues included $28.5 million, or 13.4%, and $75.8 million, or 12.1%, of consolidated revenues, for the three and nine months ended September 30, 2009, respectively, from AT&T Corporation, a major provider of communication services for which we provide various customer support services. This included $26.2 million and $69.1 million in revenue from the Americas for the three and nine months ended September 30, 2009, respectively, and $2.3 million and $6.7 million in revenue from EMEA for the three and nine months ended September 30, 2009, respectively.
The revenues for the comparable periods as it relates to this relationship were $13.6 million, or 6.6%, and $38.1 million, or 6.2%, of consolidated revenues, for the three and nine months ended September 30, 2008, respectively. This included $11.1 million and $30.4 million in revenue from the Americas and $2.5 million and $7.7 million in revenue from EMEA for the three and nine months ended September 30, 2008, respectively.
Liquidity and Capital Resources
Our primary sources of liquidity are generally cash flows generated by operating activities and from available borrowings under our revolving credit facilities. We utilize these capital resources to make capital expenditures associated primarily with our customer contact management services, invest in technology applications and tools to further develop our service offerings and for working capital and other general corporate purposes, including repurchase of our common stock in the open market and to fund possible acquisitions. In future periods, we intend similar uses of these funds. See Part I Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Pending Merger”.
On August 5, 2002, the Board of Directors authorized the Company to purchase up to three million shares of our outstanding common stock. A total of 1.9 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the nine months ended September 30, 2009, we repurchased 224 thousand common shares under the 2002

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2009
repurchase program at prices ranging between $13.72 and $14.75 per share for a total cost of $3.2 million. We expect to make additional stock repurchases under this program in 2009 if market conditions are favorable.
During the nine months ended September 30, 2009, we generated $59.8 million in cash from operating activities, received $3.5 million in cash from grant proceeds, $0.8 million from the release of restricted cash, $0.2 million from proceeds from the sale of property and equipment, $1.6 million proceeds from the issuance of common stock and $0.3 million in excess tax benefits from stock-based compensation. Further, we used $23.2 million for capital expenditures, repurchased $3.2 million of the Company’s stock and repurchased an additional $1.1 million of stock for minimum tax withholding on restricted stock resulting in a $51.6 million increase in available cash (including the favorable effects of international currency exchange rates on cash of $12.9 million).
Net cash flows provided by operating activities for the nine months ended September 30, 2009 were $59.8 million, compared to $56.4 million provided by operating activities for the comparable 2008 period. The $3.4 increase in net cash flows from operating activities was due to a $10.9 million increase in non-cash reconciling items such as impairment losses, unrealized gains on financial instruments, stock-based compensation, depreciation and amortization and deferred income taxes, offset by a $5.0 million decrease in net income and a net decrease of $2.5 million in cash flows from assets and liabilities. The $2.5 million decrease in cash flows from assets and liabilities was principally a result of a $1.4 million increase in income taxes payable and a $0.3 million increase in deferred revenue offset by a $1.8 million increase in receivables, a $1.7 million increase in other assets and a $0.7 million decrease in other liabilities.
Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $23.2 million for the nine months ended September 30, 2009, compared to $25.7 million for the comparable 2008 period, a decrease of $2.5 million. During the nine months ended September 30, 2009, approximately 43% of the capital expenditures were the result of investing in new and existing customer contact management centers, primarily offshore, and 57% was expended primarily for maintenance and technology systems infrastructure. In 2009, we anticipate capital expenditures in the range of $28.0 million to $30.0 million.
On March 30, 2009, we entered into a new credit agreement with KeyBank National Association and Bank of America, N.A. (the “Credit Facility”). The Credit Facility replaces the prior credit agreement, dated March 15, 2004, with KeyBank National Association and BNP Paribas. The new Credit Facility provides us with a $50 million revolving credit facility, which amount is subject to certain borrowing limitations, and includes certain customary financial and restrictive covenants. Pursuant to the terms of the Credit Facility, the amount of $50 million may be increased up to a maximum of $100 million with the prior written consent of the lenders. The $50 million Credit Facility includes a $40 million multi-currency subfacility, a $10 million swingline subfacility and a $5 million letter of credit subfacility. The Credit Facility will terminate on March 29, 2012.
We are not currently aware of any inability of our lenders to provide access to the full commitment of funds that exist under the Credit Facility, if necessary. However, due to recent economic conditions and the volatile business climate facing financial institutions, there can be no assurance that such facility will be available to us, even though it is a binding commitment.
The Credit Facility may be used for general corporate purposes including strategic acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. Under the Credit Facility, we may obtain base rate loans (which include all loans under the swingline subfacility), eurodollar loans and alternate currency loans. Base rate loans accrue interest at the highest of the base rate (defined as the higher of the lender’s prime rate, the Federal Funds rate plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 1%) plus an applicable margin up to 2.50%. Eurodollar loans bear interest at the eurodollar rate plus an applicable margin up to 3.50%. Alternate currency loans accrue interest at the alternate currency rate applicable to the alternate currency plus an applicable margin up to 3.50%. In addition, a commitment fee of up to 0.65% is charged on the unused portion of the Credit Facility on a quarterly basis. The borrowings under the Credit Facility, which will terminate on March 29, 2012, are secured by a pledge of 65% of the stock of each of our active direct foreign subsidiaries. The Credit Facility prohibits us from incurring additional indebtedness, subject to certain specific exclusions. There were no borrowings in the first nine months of 2009 and no outstanding balances as of September 30, 2009 and December

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2009
31, 2008, with $50 million availability on the Credit Facility. At September 30, 2009, we were in compliance with all loan requirements of the Credit Facility.
Effective January 1, 2008, the Company adopted the provisions of ASC 820 (“ASC 820”) “Fair Value Measurements and Disclosures”. Adoption of ASC 820 did not have a material effect on our financial condition, results of operations or cash flows. At September 30, 2009, the aggregate amount of assets requiring fair value measurement (no liabilities) included in Level 3 represented approximately 0.9% of the aggregate amount of consolidated assets and liabilities. Of the aggregate amount of total assets and liabilities requiring fair value measurement, approximately 6.5% are included in Level 3. The amount we report in Level 3 in future periods will be directly affected by market conditions. There were no material changes made to the valuation techniques and methodologies used to measure fair value during the nine months ended September 30, 2009. See Note 1 of the accompanying Condensed Consolidated Financial Statements for further information related to the adoption of ASC 820and Item 3 “Quantitative and Qualitative Disclosures about Market Risk” for further information regarding foreign currency risk.
At September 30, 2009, we had $270.6 million in cash and cash equivalents, of which approximately 92.2% or $249.5 million, was held in international operations and may be subject to additional taxes if repatriated to the United States. The U.S. Department of the Treasury released the “General Explanations of the Administration’s Fiscal Year 2010 Revenue Proposals” in May 2009. These proposals represent a significant shift in international tax policy, which may materially impact U.S. taxation of international earnings, including our position on permanent reinvestment of foreign earnings. We continue to monitor these proposals and are currently evaluating the potential impact on our financial condition, results of operations, and cash flows.
On October 5, 2009, we entered into a definitive merger agreement with ICT Group, Inc. (“ICT”), under which, we expect to acquire ICT for approximately $263.0 million. See Part I Item 2- “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Pending Merger”.
We believe that our resources including our current cash levels, accessible funds under our credit facilities and cash generated from future operations will be adequate to fund this acquisition as well as meet anticipated working capital needs, future debt repayment requirements, continued expansion objectives, anticipated levels of capital expenditures and contractual obligations for the foreseeable future and any stock repurchases. Our cash resources could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors.”
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
Recognition of Revenue
We recognize revenue pursuant to Accounting Standards Codification (“ASC”) 605 “Revenue Recognition”.
We primarily recognize revenues from services as the services are performed, which is based on either a per minute, per call or per transaction basis, under a fully executed contractual agreement and record reductions to revenue for contractual penalties and holdbacks for failure to meet specified minimum service levels and other performance

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2009
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
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts of $3.7 million as of September 30, 2009, or 2.1% of accounts receivables, for estimated losses arising from the inability of our customers to make required payments. Our estimate is based on factors surrounding the credit risk of certain clients, historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that our estimate of the allowance for doubtful accounts will change if the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments.
Income Taxes
We reduce deferred tax assets by a valuation allowance if, based on the weight of available evidence for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized. The valuation allowance for a particular tax jurisdiction is allocated between current and non-current deferred tax assets for that jurisdiction on a pro rata basis. Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, our estimate of future taxable income and any applicable tax-planning strategies.
At December 31, 2008, we determined that a valuation allowance of $30.6 million was necessary to reduce U.S. deferred tax assets by $10.8 million and foreign deferred tax assets by $19.8 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $19.4 million at December 31, 2008 is dependent upon future profitability within each tax jurisdiction. We establish a valuation allowance to reduce the deferred tax assets if, based on the weight of the available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will be realized. In September, 2009, we determined that our profitability and expectations of future profitability of our foreign and domestic operations indicated that it was “more likely than not” that portions of the deferred tax assets would be realized. Accordingly, in the third quarter of

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2009
2009, we recognized a net increase in our U. S. deferred tax assets of $3.6 million through a partial reversal of the valuation allowance related to our anticipated utilization of our domestic net operating loss carry-forward. This tax benefit was partially offset by a net decrease of $1.3 million in deferred tax assets when we placed an additional valuation allowance on a foreign subsidiary’s deferred tax assets related to the future use of its net operating loss. The net reversal of the valuation allowance of $2.3 million reduced the provision for income taxes in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009.
We evaluate tax positions that have been taken or are expected to be taken in our tax returns, and record a liability for uncertain tax positions in accordance with ASC 740 (“ASC 740”), “Income Taxes.” The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
Impairment of Long-lived Assets
We review long-lived assets, which had a carrying value of $104.1 million as of September 30, 2009, including goodwill, intangibles and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we record an impairment charge or loss to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future. See Notes 1 and 2 for impairment losses recorded during the three and nine months ended September 30, 2009 related to investment in SHPS, intangibles and goodwill.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued ASC 820 (“ASC 820”) "Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted the provisions of ASC 820 on January 1, 2008. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows. See Note 2 — Fair Value to our Condensed Consolidated Financial Statements for further information.
In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on ASC 715-60 (“ASC 715-60”) “Topic 715 Compensation — Retirement Benefits — Subtopic 60 Defined Benefits Plans — Other Postretirement.” ASC 715-60 provides guidance on the employer’s recognition of assets, liabilities and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods. We adopted the provisions of ASC 715-60 on January 1, 2008. As a result of the implementation of ASC 715-60, we recognized a $0.5 million liability for a postretirement benefit obligation related to a split dollar arrangement on behalf of our founder and former Chairman and Chief Executive Officer which was accounted for as a reduction to the January 1, 2008 balance of retained earnings. See Note 13 -Defined Benefit Pension Plan and Post-Retirement Benefits to our Condensed Consolidated Financial Statements for further information.
In December 2007, the FASB issued ASC 805 (“ASC 805”) “Business Combinations” and modifications to ASC 810 (“ASC 810”) “Consolidation”. ASC 805 changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. ASC 810 includes changes to the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2009
classified as a component of shareholders’ equity. On January 1, 2009, we adopted the provisions of ASC 805 and the modifications to ASC 810, relating to noncontrolling interests. ASC 805 will be applied prospectively for all business combinations entered into after January 1, 2009, the date of adoption. The modified provisions of ASC 810 will also be applied prospectively to all noncontrolling interests, except for the presentation and disclosure provisions which are applied retrospectively to any noncontrolling interests that arose before January 1, 2009. The adoption of these standards did not have a material impact on our financial condition, results of operations or cash flows.
In March 2008, the FASB issued modifications to ASC 815 (“ASC 815”) “Derivatives and Hedging”, requiring increased qualitative, quantitative, and credit-risk disclosures about an entity’s derivative instruments and hedging activities. On January 1, 2009, we adopted the modifications to ASC 815. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows. See Note 4 - Financial Derivatives to our Condensed Consolidated Financial Statements for further information.
In April 2008, the FASB issued modifications to ASC 350 (“ASC 350”) “Intangibles — Goodwill and Other”. The modifications to ASC 350 amended the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. One January 1, 2009 we adopted the modifications to ASC 350. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.
In December 2008, the FASB issued modifications to ASC 715-20 (“ASC 715-20”) “Topic 715 Compensation — Retirement Benefits — Subtopic 20 Defined Benefits Plans — General”, which provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The modifications to ASC 715-20 are effective for financial statements issued for fiscal years ending after December 15, 2009. We are currently evaluating the impact of adopting the modifications to ASC 715-20 on our financial condition, results of operations and cash flows.
In April 2009, the FASB issued modifications to ASC 805-20 (“ASC 805-20”) “Topic 805 Business Combinations — Subtopic 20 Identifiable Assets and Liabilities, and Any Noncontrolling Interests,” which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC 450 (“ASC 450”) “Contingencies”. Further, ASC 805-20 requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities arising from contingencies be developed based on their nature. The modifications to ASC 805-20 are effective for assets or liabilities arising from contingencies in business combinations whose acquisition date is on or after January 1, 2009. The adoption of these modifications to ASC 805-20 did not have a material impact on our financial condition, results of operations or cash flows.
In April 2009, the FASB issued modifications to ASC 825 (“ASC 825”) “Financial Instruments”, to extend the annual disclosures about fair value of financial instruments to interim reporting periods. The modifications to ASC 825 is effective for interim reporting periods ending after June 15, 2009, and were adopted on April 1, 2009. The adoption of these modifications to ASC 825did not have a material impact on our financial condition, results of operations or cash flows. See Note 1- Basis of Presentation and Summary of Significant Accounting Policies — Fair Value Measurements for further information.
In April 2009, the FASB issued modifications to ASC 820. The modifications to ASC 820 provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The modifications to ASC 820 also provide guidance on circumstances that may indicate a transaction is not orderly (that is, distressed or forced). The modifications to ASC 820 are effective on a prospective basis for interim and annual reporting periods ending after June 15, 2009, and were adopted on April 1, 2009. The adoption of these modifications to ASC 820 did not have a material impact on our financial condition, results of operations or cash flows.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2009
In April 2009, the FASB issued modifications to ASC 320 (“ASC 320”) “Investments—Debt and Equity Securities”, which amends the recognition and presentation of other-than-temporary impairments for debt securities and provides new disclosure requirements for both debt and equity securities. Upon adoption of the modifications to ASC 320, the non-credit component of previously recognized other-than-temporary impairment on debt securities held on that date is reclassified from Retained Earnings to Accumulated Other Comprehensive Income and reported as a cumulative-effect adjustment as of the beginning of the period of adoption, if the entity does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis. The modifications to ASC 320 are effective for interim and annual reporting periods ending after June 15, 2009, and were adopted on April 1, 2009. The adoption of these ASC 320 modifications did not have a material impact on our financial condition, results of operations or cash flows. See Note 5 — Investments Held in Rabbi Trust for further information.
In May 2009, the FASB issued ASC 855 (“ASC 855”) “Subsequent Events”, which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC 855 is effective on a prospective basis for interim or annual periods ending after June 15, 2009, and was adopted on April 1, 2009. This standard did not have a material impact on our financial condition, results of operations and cash flows.
In June 2009, the FASB issued ASC 105 (“ASC 105”) “Generally Accepted Accounting Principles". ASC 105 states that the FASB Accounting Standards Codification (“Codification”) will become the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB. The Codification and all of its contents, which changes the referencing of financial standards, will carry the same level of authority. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and nonauthoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and was adopted July 1, 2009. Therefore, all references to GAAP use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing GAAP, it did not have an impact on our financial condition, results of operations and cash flows.
In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05 (“ASU 2009-05”), "Measuring Liabilities at Fair Value”, which provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. ASU 2009-05 is effective for the first interim period ending after December 15, 2009, and was adopted on October 1, 2009. This standard did not have a material impact on our financial condition, results of operations or cash flows.
In September 2009, the FASB issued ASU No. 2009-12 (“ASU 2009-12”), “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, which provides guidance on measuring the fair value of certain alternative investments. ASU 2009-12 amends ASC 820 to offer investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. We are currently evaluating the impact of adopting this standard on our financial condition, results of operations and cash flows.
In October 2009, the FASB issued ASU No. 2009-13 (“ASU 2009-13”), “Multiple-Deliverable Revenue Arrangements”, which amends ASC 605, “Revenue Recognition”. ASU 2009-13 provides guidance related to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables. Also, the standard expands the disclosure requirements for revenue arrangements with multiple deliverables. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact of adopting this standard on our financial condition, results of operations and cash flows.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2009
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
As of September 30, 2009, we had outstanding forward contracts with counterparties to acquire a total of PHP 2.7 billion through December 2010 at fixed prices of $66.4 million U.S. dollars, which approximates 40.1% of our exposure related to the anticipated cash flow requirements denominated in PHP. The fair value of these derivative instruments as of September 30, 2009 is presented in Note 4 of the accompanying Condensed Consolidated Financial Statements. If the U.S. dollar/PHP exchange rate were to adversely change by 10% from current period-end levels, we would incur a $6.6 million loss on the underlying exposures of the derivative instruments. However, this loss would be offset by a corresponding gain of $6.6 million in our underlying exposures.
In October 2009, we entered into forward contracts to sell U.S. dollars of $5.1 million at fixed prices of 5.5 million Canadian dollars to hedge intercompany forecasted cash outflows through June 2010.
We evaluate the credit quality of potential counterparties to derivative transactions and only enter into contracts with those considered to have minimal credit risk. We periodically monitor changes to counterparty credit quality as well as our concentration of credit exposure to individual counterparties. We do not use derivative instruments for trading or speculative purposes.
Interest Rate Risk
Our exposure to interest rate risk results from variable debt outstanding under our $50 million revolving credit facility. During the nine months ended September 30, 2009, we had no debt outstanding under this credit facility; therefore, a one-point increase in the weighted average interest rate, which historically has equaled the LIBOR rate plus an applicable margin, would not have had any impact on our financial position or results of operations.
We have not historically used derivative instruments to manage exposure to changes in interest rates.
Fluctuations in Quarterly Results
For the year ended December 31, 2008, quarterly revenues as a percentage of total consolidated annual revenues were approximately 25% each quarter. We have experienced and anticipate that in the future we will experience variations in quarterly revenues. The variations are due to the timing of new contracts and renewal of existing contracts, the timing and frequency of client spending for customer contact management services, non-U.S. currency fluctuations, and the seasonal pattern of customer contact management support and fulfillment services.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2009
Item 4 — Controls and Procedures
As of September 30, 2009, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of September 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2009
Part II — OTHER INFORMATION
Item 1 — Legal Proceedings
We have previously disclosed regulatory sanctions assessed against our Spanish subsidiary relating to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. In order to appeal these claims, we issued a bank guarantee of $0.9 million. During the year ended December 31, 2008, $0.4 million of the bank guarantee was returned to us. The remaining balance of the bank guarantee of $0.5 million is included as restricted cash in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008. We will continue to vigorously defend these matters. However, due to further progression of several of these claims within the Spanish court system, and based upon opinion of legal counsel regarding the likely outcome of several of the matters before the courts, we accrued a liability in the amount of $1.3 million as of September 30, 2009 and December 31, 2008 under ASC 450 “Contingencies” because we now believe that a loss is probable and the amount of the loss can be reasonably estimated as to three of the subject claims. There are two other related claims, one of which is currently under appeal, and the other of which is in the early stages of investigation, but we have not accrued any amounts related to either of those claims because we do not currently believe a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to those two claims.
From time to time, we are involved in legal actions arising in the ordinary course of business. With respect to these matters, we believe that we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.
Item 1A — Risk Factors
We may fail to realize all of the anticipated benefits of the proposed acquisition of ICT, which may adversely affect the value of our common stock.
The success of our proposed acquisition of ICT will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our businesses with those of ICT. However, to realize these anticipated benefits and cost savings we must successfully combine our businesses with those of ICT. If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected and the value of our common stock may be adversely affected.
We and ICT have operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, result in the disruption of each company’s ongoing businesses or identify inconsistencies in standards, controls, procedures and policies that adversely affect our’ ability to maintain relationships with customers, suppliers, distributors, creditors and lessors, or to achieve the anticipated benefits of the merger.
Specifically, issues that must be addressed in integrating the operations of ICT into our operations in order to realize the anticipated benefits of the merger include, among other things:
•	integrating our marketing and promotion activities and information technology systems with those of ICT;

•	conforming standards, controls, procedures and policies, business cultures and compensation structures between the companies;

•	consolidating corporate and administrative infrastructures;

•	consolidating sales and marketing operations;

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2009
•	retaining existing customers and attracting new customers;

•	identifying and eliminating redundant and underperforming operations and assets;

•	coordinating geographically dispersed organizations;

•	managing tax costs or inefficiencies associated with integrating the operations of the combined company; and

•	making any necessary modifications to operating control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.
Integration efforts between the two companies will also divert management attention and resources. An inability to realize the full extent of, or any of, the anticipated benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of the shares of our common stock after the completion of the merger.
In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual cost and sales synergies, if achieved at all, may be lower than we expect and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully integrate ICT’s operations into our own, or to realize the anticipated benefits of the integration of the two companies.
The market price of our common stock after the merger may be affected by factors different from those affecting our shares currently.
Our businesses and those of ICT differ in important respects and, accordingly, the results of operations of the combined company and the market price of our shares of common stock following the merger may be affected by factors different from those currently affecting the independent results of operations of Sykes and ICT.
Failure to complete the merger could negatively impact our stock price and our future business and financial results.
If the merger is not completed, our ongoing businesses may be adversely affected and, without realizing any of the benefits of having completed the merger, we will be subject to a number of risks, including the following:
•	we will be required to pay certain costs relating to the merger, whether or not the merger is completed; and

•	matters relating to the merger (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us.
We also could be subject to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us or ICT to perform our respective obligations under the merger agreement. If the merger is not completed, these risks may materialize and may adversely affect our business, financial results and stock price.
We will incur substantial additional indebtedness to finance the proposed acquisition of ICT, which will decrease our business flexibility and increase our borrowing costs.
It is anticipated that we will incur acquisition debt financing of approximately $150 million. While we have a commitment from KeyBank National Association, to provide $165 million to us, the final terms of the credit facilities are subject to negotiation. The financial and other covenants to which we agree in connection with such indebtedness and our increased indebtedness and higher debt-to-equity ratio in comparison to that we have had on a

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2009
recent historical basis will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs. In addition, the terms and conditions of such indebtedness may not be favorable to us, and as such, could further increase the cost of the merger, as well as the overall burden of such indebtedness upon us and our business flexibility. Unfavorable debt financing terms may also adversely affect our financial results.
If we do not borrow the funds to finance the proposed ICT acquisition, we will be required to use funds held in international operations and may be subject to additional taxes.
In the event that we are not able to obtain financing for the acquisition, we will fund the cash portion of the merger consideration using our existing cash and cash equivalents, which totaled $270.6 million at September 30, 2009, of which approximately 92.2% or $249.5 million, was held in international operations and may be subject to additional taxes if repatriated to the United States. The imposition of such taxes on the repatriation of such income would increase our tax expense for the post-combination operations.
We, ICT and, subsequently, the combined company must continue to retain, motivate and recruit executives and other key employees, which may be difficult in light of uncertainty regarding the proposed ICT acquisition, and failure to do so could negatively affect the combined company.
For the merger to be successful, during the period before the merger is completed, both we and ICT must continue to retain, motivate and recruit executives and other key employees. The combined company also must be successful at retaining key employees following the completion of the merger. Experienced employees are in high demand and competition for their talents can be intense. Employees of both Sykes and ICT may experience uncertainty about their future role with the combined company until, or even after, strategies with regard to the combined company are announced or executed. These potential distractions of the merger may adversely affect the ability of Sykes, ICT or the combined company to attract, motivate and retain executives and other key employees and keep them focused on applicable strategies and goals. A failure by us, ICT or the combined company to retain and motivate executives and other key employees during the period prior to or after the completion of the merger could have a negative impact on the business of Sykes, ICT or the combined company.
We will incur significant transaction and merger-related costs in connection with the proposed ICT acquisition.
We expect to incur a number of non-recurring costs associated with combining the operations of the two companies. The substantial majority of non-recurring expenses resulting from the merger will be comprised of transaction costs related to the merger, facilities and systems consolidation costs and employment-related costs. We will also incur transaction fees and costs related to formulating integration plans. Additional unanticipated costs may be incurred in the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.
The proposed ICT acquisition may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.
We expect to realize synergies of up to $20 million annually in connection with the merger. Giving consideration to realizing a portion of the anticipated synergies in 2010, the acquisition is currently expected to be neutral to our earnings per diluted share in 2010. On an adjusted basis, which excludes expenses related to the amortization of acquisition-related intangible assets, while including the expected synergies, the merger is expected to be earnings per diluted share accretive in 2010. These expectations are based on preliminary estimates which may materially change. We could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the merger. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the merger and cause a decrease in the price of our common stock.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2009
The proposed ICT acquisition may result in substantial goodwill for the combined company. If the combined company’s goodwill becomes impaired, then the profits of the combined company may be significantly reduced or eliminated and shareholders’ equity may be reduced.
The actual amount of goodwill will depend in part on the market value of our common stock as of the date on which the merger is completed and the appropriate allocation of the purchase price, which may be impacted by a number of factors, including changes in the net assets acquired and changes in the fair values of the net assets acquired. On at least an annual basis, we assesse whether there has been an impairment in the value of goodwill. If the carrying value of goodwill exceeds its estimated fair value, impairment is deemed to have occurred and the carrying value of goodwill is written down to fair value. Under GAAP, this would result in a charge to the combined company’s operating earnings. Accordingly, any determination requiring the write-off of a significant portion of goodwill recorded in connection with the merger would negatively affect the combined company’s results of operations.
The required regulatory approvals for the proposed ICT acquisition may not be obtained or may contain materially burdensome conditions that could have an adverse effect on us.
Completion of the merger is conditioned upon the receipt of certain governmental approvals, including, without limitation, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Although we and ICT have agreed in the merger agreement to use our reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained. In addition, the governmental authorities from which these approvals are required may impose conditions on the completion of the merger or require changes to the terms of the merger. If we become subject to any material conditions in order to obtain any approvals required to complete the merger, the business and results of operations of the combined company may be adversely affected.
Item 2 —Unregistered Sales of Equity Securities and Use of Proceeds
Below is a summary of stock repurchases for the quarter ended September 30, 2009 (in thousands, except average price per share). See Note 10, Earnings Per Share, to the Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

			Total
			Number of
			Shares	Maximum
			Purchased as	Number Of
			Part of	Shares That
	Total		Publicly	May Yet Be
	Number of	Average Price	Announced	Purchased
	Shares	Paid Per	Plans or	Under Plans
Period	Purchased (1)	Share	Programs	or Programs

July 1, 2009 - July 31, 2009	—	—	—	1,098
August 1, 2009 - August 31, 2009	—	—	—	1,098
September 1, 2009 - September 30, 2009	—	—	—	1,098

Total	—		—	1,098

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3.0 million with no expiration date.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2009
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
Form 10-Q
For the Quarter Ended September 30, 2009
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED (Registrant)
Date: November 3, 2009	By:	/s/ W. Michael Kipphut
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