Form 10-K
period 2009-12-31
SYKES ENTERPRISES INC
filed 2010-03-01
CIK 1010612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended December 31, 2009
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
Yes ☑            No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐            No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant computed by reference to the closing sales price of such shares on the NASDAQ Global Select Market on June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, was $621,159,907.
As of February 11, 2010, there were 47,401,365 outstanding shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the Proxy Statement for the year 2010 Annual Meeting of Shareholders	Part III Items 10–14

PART I
Item 1. Business
General
     Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES,” “our,” “us” or “we”) is a global leader in providing outsourced customer contact management solutions and services in the business process outsourcing (“BPO”) arena. We provide an array of sophisticated customer contact management solutions to a wide range of clients including Fortune 1000 companies, medium sized businesses, and public institutions around the world, primarily in the communications, technology/consumer, financial services, healthcare, and transportation and leisure industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America and Asia Pacific) and EMEA (Europe, Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which includes customer assistance, healthcare and roadside assistance, technical support and product sales to our client’s customers. These services are delivered through multiple communications channels including phone, e-mail, Web and chat. We also provide various enterprise support services in the United States that include services for our client’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including multilingual sales order processing via the Internet and phone, inventory control, product delivery and product returns handling. (See Note 24 to the accompanying Consolidated Financial Statements for information on our segments.) Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers throughout the United States, Canada, Europe, Latin America, Asia and Africa. We deliver cost-effective solutions that enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.
     SYKES was founded in 1977 in North Carolina and we moved our headquarters to Florida in 1993. In March 1996, we changed our state of incorporation from North Carolina to Florida. Our headquarters are located at 400 North Ashley Drive, 28th Floor, Tampa, Florida 33602, and our telephone number is (813) 274-1000.
     On February 2, 2010, we completed the acquisition of ICT Group Inc., a Pennsylvania corporation (“ICT”) and a leading global provider of outsourced customer management and BPO solutions. We refer to such acquisition herein as the “ICT acquisition.”
     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as our proxy statements and other materials which are filed with or furnished to the Securities and Exchange Commission (“SEC”) are made available, free of charge, on or through our Internet website at www.sykes.com (click on “Investor Relations” and then “SEC Filings” under the heading “Financial Information”) as soon as reasonably practicable after they are filed with, or furnished to, the SEC.
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
     To address these needs, we offer global customer contact management solutions that focus on proactively identifying and solving our clients’ business challenges. We provide consistent high-value support for our clients’ customers across the globe in a multitude of languages, leveraging our dynamic, secure communications infrastructure and our global footprint that reaches across 23 countries. This global footprint includes established operations in both onshore and offshore geographic markets where companies have access to high quality customer contact management solutions at lower costs compared to other markets.
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
     Capitalize on our Worldwide Response Team. Companies are demanding a customer contact management solution that is global in nature — one of our key strengths. In addition to our network of customer contact management centers throughout North America and Europe, we continue to develop our global delivery model with operations in the Philippines, The Peoples Republic of China, Costa Rica, El Salvador, Argentina and Brazil, offering our clients a secure, high quality solution tailored to the needs of their diverse and global markets. With the acquisition of ICT, we expanded our global delivery model with operations in Mexico, India and Australia.
     Maintain a Competitive Advantage Through Technology Solutions. For more than 30 years, we have been an innovative pioneer in delivering customer contact management solutions. We seek to maintain a competitive advantage and differentiation by utilizing technology to consistently deliver innovative service solutions, ultimately enhancing the client’s relationship with its customers and generating revenue growth. This includes knowledge solutions for agents and end customers, automatic call distributors, intelligent call routing and workforce management capabilities based on agent skill and availability, call tracking software, quality management systems and computer-telephony integration (“CTI”). CTI enables our customer contact management centers to serve as transparent extensions for our clients, receive telephone calls and data directly from our clients’ systems, and report detailed information concerning the status and results of our services on a daily basis.
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
     Continue to Grow Our Business Organically and through Acquisitions. We have grown our customer contact management outsourcing operations utilizing a strategy of both internal organic growth and external acquisitions. Acquisition candidates that can, among other competencies, expand our service offerings, broaden our geographic footprint, allow us access to new technology and are synergistic in nature will be given consideration. On February 2, 2010, we completed the ICT acquisition. The strategic rationale behind the acquisition was as follows:
•	Expanded Client Portfolio. Each of the top 14 clients of ICT, representing approximately 63% of total ICT revenues, is a new client for us.

•	Accelerated Entry into New Verticals. ICT has clients in the U.S. government and utilities verticals, which are new to us. Accordingly, the ICT acquisition provides an entry into those verticals on an accelerated basis.

•	Deeper Expertise within Financial and Telecom Verticals. We have made significant inroads into the financial and telecom services verticals. As ICT has expertise in these two verticals, the ICT acquisition allows us to quickly build deeper expertise in these verticals which are increasingly significant in the customer contact management solutions and services industry.

•	Extended Delivery Footprint. The ICT acquisition extends our geographical footprint into India, Mexico and Australia, providing us with additional delivery capabilities for our existing clients.

•	Sustainable Revenue Growth and Margin Expansion. The addition of ICT’s clients to our portfolio, together with ICT’s expertise in certain verticals, provides us with the ability to provide a greater depth of services to existing clients, thereby creating revenue growth rates that are expected to be more consistent and sustainable than can be achieved by growth solely from a new client sales pipeline. Additionally, the increase in annual revenues permits the leverage of our infrastructure to improve and sustain margins.

•	Revenue Scale. The increase in annual revenues resulting from the ICT acquisition allows us to pursue client acquisition opportunities that are larger and more complex in scope.

•	Reduced Client Concentration. The addition of new clients in new verticals to our existing client portfolio further reduces our client concentration, thereby further mitigating our risk profile.

•	ICT Acquisition Consideration Mix. The terms of the ICT acquisition providing for each of ICT’s 16.364 million outstanding shares of common stock to be converted into $7.69 in cash and 0.3423 of a share of SYKES stock allowed us to achieve the benefits of the ICT acquisition without depleting our cash reserves, thereby maintaining a strong balance sheet.

•	Realization of Synergies. Potential annual synergies of approximately $20 million are expected to be realized as a result of the ICT acquisition. These synergies will be realized primarily through the elimination of duplicative general and administrative expenses, operational synergies and implementation of our lower cost structure.
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

     Increasing Capacity Utilization Rates and Adding Seat Capacity. The key driver of our revenues is increasing capacity utilization rate in conjunction with seat capacity additions. With the acquisition of ICT, our combined companies’ seats increased to 45,200 from 32,700 on a standalone basis for SYKES. We plan to sustain our focus on increasing the capacity utilization rate further while adding or rationalizing seat capacity as deemed necessary.
     Broadening Global Delivery Footprint. Just as increased capacity utilization rates and increased seat capacity are key drivers of our revenues, where we deploy the seat capacity geographically is also important. By broadening and continuously strengthening our global delivery footprint, we are able to meet both our existing and new clients’ customer contact management needs globally as they enter new markets. Through the ICT acquisition, our footprint increases to 23 countries from 20 countries on a standalone basis for SYKES.
     Increasing Share of Seats within Existing Clients and Penetrating New Clients. We provide customer contact management support to over 100 multinational companies. With this client list, we have the opportunity to grow our client base. We strive to achieve this by winning a greater share of our clients’ in-house seats as well as gain share from our competitors by providing consistently high quality of service. In addition as we further leverage our knowledge of verticals and business lines, we plan to penetrate new clients as a way to broaden our base of growth.
     Diversifying Verticals and Expanding Service Lines. To mitigate the impact of economic and product cycles on our growth rate, we continue to seek ways to diversify into verticals and service lines that have countercyclical features and healthy growth rates. We are targeting the following verticals for growth: communications, financial services, technology, healthcare and travel and transportation. These verticals cover various business lines, including wireless services, broadband, retail banking, credit card/consumer fraud protection, content moderation, telemedicine and travel portals. The ICT acquisition expands our presence in the government and utilities verticals, in addition to our target verticals.
     Advancing Horizontal Service Offerings and Add-On Enhancements. To improve both revenue and margin expansion, we will continue to introduce new service offerings and add-on enhancements. Bi-lingual customer support offering and back office services are examples of horizontal service offerings, while data analytics and process improvement products are examples of add-on enhancements.
     Continuing to Focus on Expanding Markets. As part of our growth strategy, we continually seek to expand the number of markets we serve. The United States, Canada and Germany, for instance, are markets, which are served by either in-country or from offshore regions, or a combination thereof. We continually seek ways to broaden the addressable market for our customer contact management services. ICT expands our market presence to 18 from 17 on a standalone basis for SYKES.
Services
     We specialize in providing inbound outsourced customer contact management solutions in the BPO arena on a global basis. Our customer contact management services are provided through two operating segments — the Americas and EMEA. The Americas region, representing 70.6% of consolidated revenues in 2009, includes the United States, Canada, Latin America and Asia Pacific. The sites within Latin America and Asia Pacific are included in the Americas region as they provide a significant service delivery vehicle for U.S. based companies that are utilizing our customer contact management solutions in these locations to support their customer care needs. The EMEA region, representing 29.4% of consolidated revenues in 2009, includes Europe, the Middle East and Africa. For further information about segments, see Note 24, Segments and Geographic Information, to our Consolidated Financial Statements. In 2010, we will report ICT’s contact management services under the same two operating segments between Americas and EMEA, with the new countries, Australia, Mexico and India included within the Americas segment. The following is a description of our customer contact management solutions:
     Outsourced Customer Contact Management Services. Our outsourced customer contact management services represented approximately 97% of total 2009 consolidated revenues. Each year we handle over 250 million customer contacts including phone, e-mail, Web and chat throughout the Americas and EMEA regions. We provide these services utilizing our advanced technology infrastructure, human resource management skills and industry experience. These services include:
▪	Customer care — Customer care contacts primarily include product information requests, describing product features, activating customer accounts, resolving complaints, handling billing inquiries, changing addresses, claims handling, ordering/reservations, prequalification and warranty management, providing health information and roadside assistance;
▪	Technical support — Technical support contacts primarily include handling inquiries regarding hardware, software, communications services, communications equipment, Internet access technology and Internet portal usage; and
▪	Acquisition — Our acquisition services are primarily focused on inbound up-selling of our client’s products and services.
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
     With the acquisition of ICT, we strengthen our suite of service offerings as ICT’s portfolio of service offerings include customer care/retention, technical support, cross-selling/upselling, collections and back-office processing. Except for collections (which are not material), these service offerings are similar to what we provide to our clients.
Operations
     Customer Contact Management Centers. At the end of 2009, we operated across 20 countries in 49 customer contact management centers, which breakdown as follows: 18 centers across Europe and South Africa, 13 centers in the United States, one center in Canada and 17 centers offshore, including The Peoples Republic of China, the Philippines, Costa Rica, El Salvador, Argentina and Brazil.
     In an effort to stay ahead of industry off-shoring trends, we opened our first customer contact management centers in the Philippines and Costa Rica over ten years ago. Over the past ten years, through 2009, we have expanded beyond centers in the Philippines and Costa Rica, and into centers in The People’s Republic of China, El Salvador, Argentina and Brazil.
     With the ICT acquisition, we added 38 customer contact management centers, which breakdown as follows: 2 centers in Europe, 15 centers in the United States, 9 centers in Canada and 12 centers offshore, including The Peoples Republic of China, the Philippines, Australia, India, Costa Rica, Argentina and Mexico. This brings the total number of our customer contact management centers to 87.
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
     ICT utilizes a similar set of tools to efficiently and effectively manage its operations and service its clients. These tools include workforce management for efficient scheduling, data warehousing for performance management, disaster recovery backup, dynamic intelligent call routing capabilities based on agent availability and a cost competitive offshore solution.
     Fulfillment Centers. We currently have two fulfillment centers located in Europe. We provide our fulfillment services primarily to certain clients operating in Europe who desire this complementary service in connection with outsourced customer contact management services.
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
     ICT employs a similar sales and marketing approach utilizing a combination of business development managers, who pursue new clients, and strategic account managers, who expand relationship with existing clients. ICT also has a lead generation group that supports the business development managers in responding to inquiries and requests for proposals. On the marketing side, ICT showcases its capabilities and customer contact management centers through client visits.
Clients
     In 2009, we provided service to hundreds of clients from our locations in the United States, Canada, Latin America, Europe, the Philippines, The Peoples Republic of China, India and South Africa. These clients are Fortune 1000 corporations, medium sized businesses and public institutions, which span the communications, technology/consumer, financial services, healthcare, and transportation and leisure industries. Revenue by vertical market for 2009, as a percentage of our consolidated revenues, was 36% for communications, 30% for technology/consumer, 15% for financial services, 9% for transportation and leisure, 5% for healthcare, and 5% for all other vertical markets, including government-related and utilities. We believe our globally recognized client base presents opportunities for further cross marketing of our services.
     Total consolidated revenues included $111.3 million, or 13.2%, of consolidated revenues for 2009 from AT&T Corporation, a major provider of communication services for which we provide various customer support services, compared to $54.5 million, or 6.7% for 2008. This included $102.1 million in revenue from the Americas and $9.2 million in revenue from EMEA for 2009 and $44.8 million in revenue from the Americas and $9.7 million in revenue from EMEA for 2008. Our top ten clients accounted for approximately 46% of our consolidated revenues in 2009, an increase from 40% in 2008. The loss of (or the failure to retain a significant amount of business with) any of our key clients could have a material adverse effect on our performance. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of our services under our contracts without penalty. With the acquisition of ICT, our broader base of clients and reduced client concentration will result in a lower percentage of consolidated revenues from our top ten clients.
Competition
     The industry in which we operate is global, therefore highly fragmented and extremely competitive. While many companies provide customer contact management solutions and services, we believe no one company is dominant in the industry.
     In most cases, our principal competition stems from our existing and potential clients’ in-house customer contact management operations. When it is not the in-house operations of a client, our public and private direct competition includes TeleTech, Sitel, APAC Customer Services, Convergys, West Corporation, Stream, Aegis BPO, Sutherland, 24/7 Customer, vCustomer, Startek, Atento, Teleperformance, and NCO Group as well as the customer care arm of such companies as Accenture, Wipro, Infosys EDS and IBM. There are other numerous and varied providers of such services, including firms specializing in various CRM consulting, other customer management solutions providers, niche or large market companies, as well as product distribution companies that provide fulfillment services. Some of these companies possess substantially greater resources, greater name recognition and a more established customer base than we do.
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
Intellectual Property
     We own and/or have applied to register numerous trademarks and service marks in the United States and/or in many additional countries throughout the world. Our registered trademarks and service marks include SYKES®, REAL PEOPLE. REAL SOLUTIONS®, SCIENCE OF SERVICE®, CLEARCALL®, I AM SYKES. HOW FAR WILL YOU LET ME TAKE YOU? ®, and APEX A SYKES COMPANY®. The duration of trademark registrations varies from country to country, but may generally be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.
     The foregoing does not include any of the registered trademarks or service marks owned by ICT, of which we acquired on February 2, 2010.
Summary of Recent Events
     As a result of the ICT acquisition on February 2, 2010,
•	each outstanding share of ICT’s common stock, par value $0.01 per share, was converted into the right to receive $7.69 in cash, without interest, and 0.3423 of a share of Sykes common stock, par value $0.01 per share;
•	each outstanding ICT stock option, whether or not then vested and exercisable, became fully vested and exercisable immediately prior to, and then was canceled at, the effective time of the acquisition, and the holder of such option became entitled to receive an amount in cash, without interest and less any applicable taxes to be withheld, equal to (i) the excess, if any, of (1) $15.38 over (2) the exercise price per share of ICT common stock subject to such ICT stock option, multiplied by (ii) the total number of shares of ICT common stock underlying such ICT stock option, with the aggregate amount of such payment rounded up to the nearest cent. If the exercise price was equal to or greater than $15.38, then the stock option was canceled without any payment to the stock option holder; and
•	each outstanding ICT restricted stock unit (“RSU”) became fully vested and then was canceled and the holder of such vested awards became entitled to receive $15.38 in cash, without interest and less any applicable taxes to be withheld, in respect of each share of ICT common stock into which the RSU would otherwise have been convertible.
     The total aggregate purchase price of the transaction of $277.8 million was comprised of $141.1 million in cash and 5.6 million shares of SYKES common stock valued at $136.7 million. The transaction was funded through borrowings consisting of a $75 million short-term loan from KeyBank National Association (“KeyBank”) in December, 2009, due March 31, 2010, and a $75 million term loan due in varying installments through February 1, 2013 (the “Term Loan”). The terms of these borrowings are outlined below.
     On February 2, 2010, we entered into a new Credit Agreement (the “New Credit Agreement”) with a group of lenders and KeyBank, as Lead Arranger, Sole Book Runner and Administrative Agent. The New Credit Agreement provides for a $75 million Term Loan and a $75 million revolving credit facility, the amount which is subject to certain borrowing limitations, and includes certain customary financial and restrictive covenants. We drew down the full $75 million Term Loan on February 2, 2010 in connection with the acquisition of ICT on such date.
     The $75 million revolving credit facility provided under the New Credit Agreement replaces our previous senior revolving credit facility provided by KeyBank. The $75 million revolving credit facility includes a $40 million multi-currency sub-facility, a $10 million swingline sub-facility and a $5 million letter of credit sub-facility. The Term Loan and the revolving credit facility will mature on February 1, 2013. The Term Loan is required to be repaid in quarterly amounts commencing on June 30, 2010 and continuing at the end of each quarter thereafter as follows: $2.5 million per quarter in 2010, $3.75 million per quarter in 2011, and $5 million per quarter in 2012, with a final payment due at maturity.

     Borrowings under the New Credit Agreement bear interest at either LIBOR or the base rate plus, in each case, an applicable margin based on our leverage ratio. The applicable interest rate is determined quarterly based on our leverage ratio at such time. The base rate is a rate per annum equal to the greatest of (i) the rate of interest established by KeyBank, from time to time, as its “prime rate”; (ii) the Federal Funds effective rate in effect from time to time, plus 1/2 of 1% per annum; and (iii) the then-applicable LIBOR rate for one month interest periods, plus 1.00%. Swing Line Loans bear interest only at the base rate plus the base rate margin. In addition, we are required to pay certain customary fees, including a commitment fee of up to 0.75%, which is due quarterly in arrears and calculated on the average unused amount of the revolving credit facility. The New Credit Agreement is guaranteed by all of our existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all the direct foreign subsidiaries of SYKES and the guarantors.
     On December 11, 2009, Sykes (Bermuda) Holdings Limited, a Bermuda exempted company (“Sykes Bermuda”) which is an indirect wholly-owned subsidiary of SYKES, entered into a credit agreement with KeyBank (the “Bermuda Credit Agreement”). The Bermuda Credit Agreement provides for a $75 million short-term loan to Sykes Bermuda and requires that Sykes Bermuda and its direct subsidiaries maintain cash and cash equivalents of at least $80 million at all times. Sykes Bermuda drew down the full $75 million on December 11, 2009, which was outstanding as of December 31, 2009. The loan, which matures on March 31, 2010, is secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all the direct subsidiaries of Sykes Bermuda. The Bermuda Credit Agreement requires Sykes Bermuda to prepay the outstanding loan, subject to certain exceptions, with the net cash proceeds of all asset dispositions, debt issuances, and insurance and condemnation proceeds not used to replace or rebuild the affected property. Outstanding amounts bear interest, at the option of Sykes Bermuda, at either a Eurodollar Rate (as defined in the Bermuda Credit Agreement) or a Base Rate (as defined in the Bermuda Credit Agreement) plus, in each case, an applicable margin specified in the Bermuda Credit Agreement.
     Simultaneous with the execution and delivery of the Bermuda Credit Agreement, we entered into a Guaranty of Payment agreement with KeyBank, pursuant to which the obligations of Sykes Bermuda under the Bermuda Credit Agreement are guaranteed by SYKES.
     The results of operations of ICT will be reflected in our Consolidated Statement of Operations for periods ending after February 2, 2010.
Employees
     As of January 31, 2010, we had approximately 31,300 employees worldwide, including 28,800 customer contact agents handling technical and customer support inquiries at our centers, 2,300 in management, administration, information technology, finance, sales and marketing roles, 100 in enterprise support services, and 100 in fulfillment services.
     As of February 2, 2010, after the ICT acquisition, we had approximately 49,200 employees worldwide. The acquisition also provides employees in new markets including 1,380 in Mexico, 230 in Australia and 100 in India.
     Our employees, with the exception of approximately 700 from various countries in EMEA, are not union members. We have never suffered a material interruption of business as a result of a labor dispute. Due to laws in their respective countries, Argentina, Brazil and Spain require that wages are collectively bargained for certain non-management employees. The negotiations are conducted at the local, federation or national level, irrespective of the individual employee’s relationship to the union. In the three countries approximately 6,700 employees are governed by laws whereby their wages are determined by collective bargaining: 4,750 in Argentina, 300 in Brazil and 1,650 in Spain. We consider our relations with our employees worldwide to be satisfactory.
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

Executive Officers
     The following table provides the names and ages of our executive officers, and the positions and offices currently held by each of them:

Name	Age	Principal Position

Charles E. Sykes	47	President and Chief Executive Officer and Director
W. Michael Kipphut	56	Senior Vice President and Chief Financial Officer
James C. Hobby	59	Senior Vice President, Global Operations
Jenna R. Nelson	46	Senior Vice President, Human Resources
Daniel L. Hernandez	43	Senior Vice President, Global Strategy
David L. Pearson	51	Senior Vice President and Chief Information Officer
Lawrence R. Zingale	54	Senior Vice President, Global Sales and Client Management
James T. Holder	51	Senior Vice President, General Counsel and Corporate Secretary
William N. Rocktoff	47	Vice President and Corporate Controller
     Charles E. Sykes joined SYKES in 1986 and was named President and Chief Executive Officer and Director in August 2004. From July 2003 to August 2004, Mr. Sykes was the Chief Operating Officer. From March 2000 to June 2001, Mr. Sykes was Senior Vice President, Marketing, and in June 2001, he was appointed to the position of General Manager, Senior Vice President — the Americas. From December 1996 to March 2000, he served as Vice President, Sales, and held the position of Regional Manager of the Midwest Region for Professional Services from 1992 until 1996.
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
Unfavorable general economic conditions could negatively impact our operating results and financial condition.
     Unfavorable general economic conditions, including the economic downturn in the United States and the recent financial crisis affecting the banking system and financial markets, could negatively affect our business. While it is often difficult to predict the impact of general economic conditions on our business, these conditions could adversely affect the demand for some of our client’s products and services and, in turn, could cause a decline in the demand for our services. Also, our clients may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase. In addition, due to recent turmoil in the credit markets and the continued decline in the economy, we may not be able to renew our revolving credit facility at terms that are as favorable as those terms available under our current credit facility. Also, the group of lenders under our credit facility may not be able to fulfill their funding obligations, which could adversely impact our liquidity. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our revenue, operating results and financial condition, as well as our ability to access debt under comparable terms and conditions.
Our business is dependent on key clients, and the loss of a key client could adversely affect our business and results of operations.
     We derive a substantial portion of our revenues from a few key clients. Our top ten clients accounted for approximately 46% of our consolidated revenues in 2009 and we expect this percentage to decrease in 2010 with the acquisition of ICT. The loss of (or the failure to retain a significant amount of business with) any of our key clients could have a material adverse effect on our business, financial condition and results of operations. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short-term notice. Also, clients may unilaterally reduce their use of our services under these contracts without penalty. Thus, our contracts with our clients do not ensure that we will generate a minimum level of revenues.
Our international operations and expansion involve various risks.
     We intend to continue to pursue growth opportunities in markets outside the United States. At December 31, 2009, our international operations in EMEA and the Asia Pacific Rim were conducted from 26 customer contact management centers located in Sweden, the Netherlands, Finland, Germany, South Africa, Scotland, Ireland, Italy, Denmark, Hungary, Slovakia, Spain, The Peoples Republic of China and the Philippines. Revenues from these international operations for the years ended December 31, 2009, 2008, and 2007, were 53%, 57%, and 56% of consolidated revenues, respectively. Revenues from international operations, if combined with ICT’s revenues from international operations, for the year ended December 31, 2009 would decrease 7% from 53% to 46%. We also conduct business from nine customer contact management centers located in Argentina, Canada, Costa Rica, El Salvador and Brazil. International operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, tariffs and taxes, import/export license requirements, the imposition of trade barriers, difficulties in staffing and managing international operations, political uncertainties, longer payment cycles, foreign exchange restrictions that could limit the repatriation of earnings, possible greater difficulties in accounts receivable collection, economic instability as well as political and country-specific risks. Additionally, we have been granted tax holidays in the Philippines, Costa Rica, El Salvador and, India which expire at varying dates from 2010 through 2018. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will renew them. This could potentially result in adverse tax consequences. Any one or more of these factors could have an adverse effect on our international operations and, consequently, on our business, financial condition and results of operations.
     As of December 31, 2009, we had cash balances of approximately $179.3 million (excluding restricted cash of $80.3 million) held in international operations, which may be subject to additional taxes if repatriated to the United States. On February 8, 2010, the Finance Committee of our Board of Directors approved management’s recommendation to change our assertion regarding the permanent reinvestment of $85 million of foreign subsidiaries’ accumulated and undistributed earnings. Within 24 months, we anticipate using these funds to pay down the $75 million Term Loan and a $10 million increase in estimated costs related to the ICT acquisition.
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
The fundamental shift in our industry toward global service delivery markets presents various risks to our business.
     Clients continue to require blended delivery models using a combination of onshore and offshore support. Our offshore delivery locations include The Peoples Republic of China, the Philippines, Costa Rica, El Salvador,

Argentina and Brazil, and while we have operated in global delivery markets since 1996, there can be no assurance that we will be able to successfully conduct and expand such operations, and a failure to do so could have a material adverse effect on our business, financial condition, and results of operations. The success of our offshore operations will be subject to numerous contingencies, some of which are beyond our control, including general and regional economic conditions, prices for our services, competition, changes in regulation and other risks. In addition, as with all of our operations outside of the United States, we are subject to various additional political, economic, and market uncertainties (see “Our international operations and expansion involve various risks.”). Additionally, a change in the political environment in the United States or the adoption and enforcement of legislation and regulations curbing the use of offshore customer contact management solutions and services could effectively have a material adverse effect on our business, financial condition and results of operations.
Improper disclosure or control of personal information could result in liability and harm our reputation, which could adversely affect our business and results of operations.
     Our business involves the use, storage and transmission of information about our employees, our clients and customers of our clients. While we take measures to protect the security and privacy of this information and to prevent unauthorized access, it is possible that our security controls over personal data and other practices we follow may not prevent the improper access to or disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenue. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, financial condition and results of operations.
Our business is subject to substantial competition.
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
Our inability to attract and retain experienced personnel may adversely impact our business.
     Our business is labor intensive and places significant importance on our ability to recruit, train, and retain qualified technical and consultative professional personnel. We generally experience high turnover of our personnel and are continuously required to recruit and train replacement personnel as a result of a changing and expanding work force. Additionally, demand for qualified technical professionals conversant in multiple languages, including English, and/or certain technologies may exceed supply, as new and additional skills are required to keep pace with evolving computer technology. Our ability to locate and train employees is critical to achieving our growth objective. Our inability to attract and retain qualified personnel or an increase in wages or other costs of attracting, training, or retaining qualified personnel could have a material adverse effect on our business, financial condition and results of operations. With the acquisition of ICT, the ability to attract and retain sufficient numbers of experienced personnel may become more difficult.
Our operations are substantially dependent on our senior management.
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
Our business is dependent on the trend toward outsourcing.
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
Our strategy of growing through selective acquisitions and mergers involves potential risks.
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
We may fail to realize all of the anticipated benefits of the ICT acquisition, which may adversely affect the value of our common stock.
     The success of our acquisition of ICT Group, Inc. will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our businesses with those of ICT. However, to realize these anticipated benefits and cost savings we must successfully combine our businesses with those of ICT. If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of the acquisition may not be realized fully or at all or may take longer to realize than expected and the value of our common stock may be adversely affected.
     It is possible that the integration process could result in the loss of key employees, result in the disruption of each company’s ongoing businesses or identify inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers, distributors, creditors and lessors, or to achieve the anticipated benefits of the acquisition.

     Specifically, issues that must be addressed in integrating the operations of ICT into our operations in order to realize the anticipated benefits of the acquisition include, among other things:
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
     Integration efforts between the two companies will also divert management attention and resources. An inability to realize the full extent of, or any of, the anticipated benefits of the acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of the shares of our common stock after the completion of the acquisition.
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
We will incur significant transaction and acquisition-related costs in connection with the ICT acquisition.
     We expect to incur a number of non-recurring costs associated with combining the operations of the two companies. The substantial majority of non-recurring expenses resulting from the ICT acquisition will be comprised of transaction costs related to the acquisition, facilities and systems consolidation costs and employment-related costs. We will also incur transaction fees and costs related to formulating integration plans. Additional unanticipated costs may be incurred in the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.
The ICT acquisition may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.
     We expect to realize potential annual synergies of approximately $20 million in connection with the ICT acquisition. Giving consideration to realizing a significant portion of the anticipated synergies in 2010, the acquisition is currently expected to be neutral to our earnings per diluted share in 2010. On an adjusted basis, which excludes expenses related to the amortization of acquisition-related intangible assets, while including the expected synergies, the acquisition is expected to be earnings per diluted share accretive in 2010. These expectations are based on preliminary estimates which may materially change. We could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the acquisition.

All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the acquisition and cause a decrease in the price of our common stock.
The ICT acquisition will result in substantial goodwill. If the goodwill becomes impaired, then our profits may be significantly reduced or eliminated and shareholders’ equity may be reduced.
     The actual amount of goodwill depends in part on the market value of our common stock as of the date on which the acquisition was completed and the appropriate allocation of the purchase price, which may be impacted by a number of factors, including changes in the net assets acquired and changes in the fair values of the net assets acquired. Given the date of the acquisition, we have not completed the valuation of assets acquired and liabilities assumed, which is in process. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill. If the carrying value of goodwill exceeds its estimated fair value, impairment is deemed to have occurred and the carrying value of goodwill is written down to fair value. Under GAAP, this would result in a charge to the combined company’s operating earnings. Accordingly, any determination requiring the write-off of a significant portion of goodwill recorded in connection with the acquisition would negatively affect the combined company’s results of operations.
We are subject to various uncertainties relating to future litigation.
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
Our industry is subject to rapid technological change which could affect our business and results of operations.
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
Our business relies heavily on technology and computer systems, which subjects us to various uncertainties.
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
Emergency interruption of customer contact management center operations could affect our business and results of operations.
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
Our organizational documents contain provisions that could impede a change in control.
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
The volatility of our stock price may result in loss of investment.
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
Item 1B. Unresolved Staff Comments
     There are no material unresolved written comments that were received from the SEC staff 180 days or more before the year ended December 31, 2009 relating to our periodic or current reports filed under the Securities Exchange Act of 1934.

Item 2. Properties
     Our principal executive offices are located in Tampa, Florida. This facility currently serves as the headquarters for senior management and the financial, information technology and administrative departments. We believe our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any physical expansion or any space required due to expiring leases not renewed. We operate from time to time in temporary facilities to accommodate growth before new customer contact management centers are available. During 2009, our customer contact management centers, taken as a whole, were utilized at average capacities of approximately 75% and were capable of supporting a higher level of market demand. The following table sets forth additional information concerning our facilities:

Properties	General Usage	Square Feet	Lease Expiration

AMERICAS LOCATIONS

Tampa, Florida	Corporate headquarters	67,600	December 2010
Bismarck, North Dakota	Customer contact management center	42,000	Company owned
Wise, Virginia	Customer contact management center	42,000	Company owned
Milton-Freewater, Oregon	Customer contact management center	42,000	Company owned
Morganfield, Kentucky	Customer contact management center	42,000	Company owned
Perry County, Kentucky	Customer contact management center	42,000	Company owned
Minot, North Dakota	Customer contact management center (2)	42,000	Company owned
Ponca City, Oklahoma	Customer contact management center	42,000	Company owned
Sterling, Colorado	Customer contact management center	34,000	Company owned
Buchanan County, Virginia	Customer contact management center	42,700	Company owned
Bardstown, South Carolina	Customer contact management center	35,813	September 2019
Kingstree, South Carolina	Customer contact management center	35,000	March 2028
Greenwood, South Carolina	Customer contact management center	25,000	December 2012
		15,000	October 2011
Malvern, Arkansas	Customer contact management center	32,000	May 2019
Sumter, South Carolina	Customer contact management center	25,000	March 2012
London, Ontario, Canada	Customer contact management center / Headquarters	50,000	Company owned
Cordoba, Argentina	Headquarters	7,750	January 2012
Cordoba, Argentina (three)	Customer contact management centers	101,000	July 2010
Rosario, Argentina	Customer contact management center	20,100	September 2012
Curitiba, Brazil	Customer contact management center	25,700	July 2010
LaAurora, Heredia, Costa Rica (three)	Customer contact management centers	133,200	September 2023
Moravia, San Jose, Costa Rica	Customer contact management center	38,500	July 2027
San Salvador, El Salvador	Customer contact management center	119,800	November 2024
Toronto, Ontario, Canada	Customer contact management center (1)	14,600	September 2010
North Bay, Ontario, Canada	Customer contact management center (1)	5,400	May 2010
Sudbury, Ontario, Canada	Customer contact management center (1)	3,900	December 2010
Moncton, New Brunswick, Canada	Customer contact management center (1)	12,700	December 2011
Bathurst, New Brunswick, Canada	Customer contact management center (1)	1,900	December 2012

(1)	Considered part of the Toronto, Ontario, Canada customer contact management center.

(2)	Closed in May, 2009.

Properties	General Usage	Square Feet	Lease Expiration

AMERICAS LOCATIONS (continued)

Makati City, The Philippines	Customer contact management center	68,300	September 2011
Makati City, The Philippines	Customer contact management center	68,609	March 2023
Cebu City, The Philippines	Customer contact management center	149,200	December 2026
Pasig City, The Philippines	Customer contact management center	127,400	November 2023
Quezon City, The Philippines	Customer contact management center	112,762	March 2027
Quezon City, The Philippines	Customer contact management center	84,250	May 2024
Guangzhou, The Peoples Republic of China	Customer contact management center	13,000	March 2012
Shanghai, The Peoples Republic of China	Customer contact management center	70,500	February 2011
Bangalore, India	Office	1,500	January 2014
Cary, North Carolina	Office	1,200	March 2010
Chesterfield, Missouri	Office	3,600	January 2016
Calgary, Alberta, Canada	Office	7,800	July 2012

Properties	General Usage	Square Feet	Lease Expiration

EMEA LOCATIONS

Amsterdam, The Netherlands	Customer contact management center	41,800	September 2010
Budapest, Hungary	Customer contact management center	23,000	July 2023
Edinburgh, Scotland	Customer contact management center/Office/Headquarters	35,900	September 2019
Cairo, Egypt	Customer contact management center	27,641	January 2013
Turku, Finland	Customer contact management center	12,500	February 2011
Bochum, Germany	Customer contact management center	51,667	December 2011
Pasewalk, Germany	Customer contact management center	46,100	February 2011
Wilhelmshaven, Germany	Customer contact management center	60,300	November 2010
Johannesburg, South Africa	Customer contact management center	33,000	March 2025
Odense, Denmark	Customer contact management center	13,600	January 2016
Ed, Sweden	Customer contact management center	44,000	September 2011
Sveg, Sweden	Customer contact management center	35,000	June 2011
Prato, Italy	Customer contact management center	10,000	October 2013
Shannon, Ireland	Customer contact management center	66,000	March 2013
Lugo, Spain	Customer contact management center	21,400	June 2010
La Coruña, Spain	Customer contact management center	32,300	December 2023
Ponferrada, Spain	Customer contact management center	16,100	December 2028
Kosice, Slovakia	Customer contact management center	40,020	December 2024
Galashiels, Scotland	Fulfillment center	126,700	Company owned
Rosersberg, Sweden	Fulfillment center and Sales office	43,100	February 2012
Frankfurt, Germany	Sales office	1,700	September 2010
Madrid, Spain	Office	1,605	April 2012

     In connection with the ICT acquisition, we acquired ICT’s corporate headquarters comprised of approximately 105,000 square feet of leased space located in Newtown, Pennsylvania under a lease that expires in 2017. In addition to the ICT corporate headquarters staff, certain other divisional and operations personnel are located in the facility. All of the facilities used in ICT’s operations are also leased.
     The following lists ICT’s various operating facilities and locations as of December 31, 2009:
Conway, AR; Morrilton, AR; Nogales, AZ; Lakeland, FL; Louisville, KY; Wilton, ME; Amherst, NY; Allentown, PA; Bloomsburg, PA; Langhorne, PA (2); Lockhaven, PA; Newtown, PA; Spokane, WA (2); Cornerbrook, Newfoundland, Canada; St. John’s, Newfoundland, Canada; Miramichi, New Brunswick, Canada; Riverview, New Brunswick, Canada; St. John, New Brunswick, Canada; Sydney, Nova Scotia, Canada; Lindsay, Ontario, Canada; Peterborough, Ontario, Canada; Sherbrooke, Quebec, Canada; Dublin, Ireland; London, U.K.; Sydney, Australia; Maitland, Australia; Mexico City, Mexico; Manila, Philippines (4); Cebu, Philippines; Cabanatuan, Philippines; San Jose, Costa Rica; Buenos Aires, Argentina; Hyderabad, India.
All of these facilities and locations are in the Americas segment except Dublin, Ireland and London, U.K which are in the EMEA segment.
Item 3. Legal Proceedings
     From time to time, we are involved in legal actions arising in the ordinary course of business. With respect to these matters, we believe that we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.
     We have previously disclosed regulatory sanctions assessed against our Spanish subsidiary relating to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. In order to appeal these claims, we issued a bank guarantee of $0.5 million which is included as restricted cash in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets as of December 31, 2009 and 2008. We have been and will continue to vigorously defend these matters. However, due to further progression of several of these claims within the Spanish court system, and based upon opinion of legal counsel regarding the likely outcome of several of the matters before the courts, we have accrued the amount of $1.3 million as of December 31, 2009 and 2008 under ASC 450 “Contingencies” because we now believe that a loss is probable and the amount of the loss can be reasonably estimated as to three of the subject claims. There are two other related claims, one of which is currently under appeal, and the other of which is in the early stages of investigation, but we have not accrued any amounts related to either of those claims because we do not currently believe a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to those two claims.
Item 4. Reserved

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

	High	Low
Year ended December 31, 2009:
Fourth Quarter	$26.91	$20.00
Third Quarter	22.17	17.50
Second Quarter	20.45	15.84
First Quarter	19.98	13.16

Year ended December 31, 2008:
Fourth Quarter	$22.20	$12.34
Third Quarter	22.02	16.88
Second Quarter	22.55	16.26
First Quarter	18.27	15.41
     Holders of our common stock are entitled to receive dividends out of the funds legally available when and if declared by the Board of Directors. We have not declared or paid any cash dividends on our common stock in the past and do not anticipate paying any cash dividends in the foreseeable future.
     As of February 11, 2010, there were 1,017 holders of record of the common stock. We estimate there were approximately 10,886 beneficial owners of our common stock.
     Below is a summary of stock repurchases for the quarter ended December 31, 2009 (in thousands, except average price per share.) See Note 20, Earnings Per Share, to the Consolidated Financial Statements for information regarding our stock repurchase program.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased	Of Shares That
	Number of	Price	as Part of Publicly	May Yet Be
	Shares	Paid Per	Announced Plans	Purchased Under
Period	Purchased(1)	Share	or Programs	Plans or Programs

October 1, 2009 – October 31, 2009	—	—	—	1,098
November 1, 2009 – November 31, 2009	—	—	—	1,098
December 1, 2009 – December 31, 2009	—	—	—	1,098

Total	—		—	1,098

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3.0 million with no expiration date.
Five-Year Stock Performance Graph
     The following graph presents a comparison of the cumulative shareholder return on the common stock with the cumulative total return on the Nasdaq Computer and Data Processing Services Index, the Nasdaq Telecommunications Index, the Russell 2000 Index, the S&P Small Cap 600 and the SYKES Peer Group (as defined below). The SYKES Peer Group is comprised of publicly traded companies that derive a substantial portion of their revenues from call center, customer care business, have similar business models to SYKES, and are those most commonly compared to SYKES by industry analysts following SYKES. This graph assumes that $100 was invested on December 31, 2004 in SYKES common stock, the Nasdaq Computer and Data Processing Services Index, the Nasdaq Telecommunications Index, the Russell 2000 Index, the S&P Small Cap 600 and SYKES Peer Group, including reinvestment of dividends.

Comparison of Five-Year Cumulative Total Return

Sykes Peer Group	Ticker Symbol
APAC Customer Service, Inc.	APAC
Convergys Corp.	CVG
ICT Group, Inc.*	ICTG
Startek, Inc.	SRT
Tele Tech Holdings, Inc.	TTEC

*	Note: ICT Group, Inc. was acquired by SYKES on February 2, 2010.
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

	Years Ended December 31,
(in thousands, except per share data)	2009	2008	2007	2006	2005
Income Statement Data: (1)
Revenues	$846,041	$819,190	$710,120	$574,223	$494,918
Income from operations (2,4,5,6)	70,123	65,708	51,180	45,158	26,331
Net income (2,3,4,5,6)	43,211	60,561	39,859	42,323	23,408

Net Income Per Share: (2,3,4,5,6)
Basic	$1.06	$1.49	$0.99	$1.06	$0.60
Diluted	1.05	1.48	0.98	1.05	0.59

Weighted Average Shares Outstanding:
Basic	40,707	40,618	40,387	39,829	39,204
Diluted	41,026	40,961	40,699	40,219	39,536

Balance Sheet Data: (1,7)
Total Assets	$672,471	$529,542	$505,475	$415,573	$331,185
Shareholders’ equity	450,674	384,030	365,321	291,473	226,090

(1)	The amounts for 2009, 2008, 2007 and 2006 include the Argentine acquisition completed on July 3, 2006.

(2)	The amounts for 2009 include a $1.9 million impairment loss on goodwill and intangibles and $3.3 million in transaction costs related to the ICT acquisition.

(3)	The amounts for 2009 include a $14.7 million charge to provision for income taxes related to a our deemed change of assertion in the fourth quarter of 2009 regarding the permanent reinvestment of foreign subsidiaries’ accumulated and undistributed earnings and a $2.1 million impairment loss on our investment in SHPS.

(4)	The amounts for 2007 include a $1.3 million provision for regulatory penalties related to privacy claims associated with the alleged inappropriate acquisition of personal bank account information in one of our European subsidiaries.

(5)	The amounts for 2006 include a $13.9 million net gain on the sale of facilities and $0.4 million of charges associated with the impairment of long-lived assets.

(6)	The amounts for 2005 include a $1.8 million net gain on the sale of facilities, a $0.3 million reversal of restructuring and other charges and $0.6 million of charges associated with the impairment of long-lived assets.

(7)	SYKES has not declared cash dividends per common share for any of the five years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following should be read in conjunction with the Consolidated Financial Statements and the notes thereto that appear elsewhere in this document. The following discussion and analysis compares the year ended December 31, 2009 (“2009”) to the year ended December 31, 2008 (“2008”), and 2008 to the year ended December 31, 2007 (“2007”).
     The following discussion and analysis and other sections of this document contain forward-looking statements that involve risks and uncertainties. Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. Future events and actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis and in this Form 10-K for the year ended December 31, 2009 in Item 1.A.-Risk Factors.
Overview
     We provide an array of sophisticated customer contact management solutions to a wide range of clients including Fortune 1000 companies, medium sized businesses, and public institutions around the world, primarily in the communications, technology/consumer, financial services, healthcare, and transportation and leisure industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America and Asia Pacific) and EMEA (Europe, Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which include customer assistance, healthcare and roadside assistance, technical support and product sales to our client’s customers. These services, which represented 97% of consolidated revenues in 2009, are delivered through multiple communications channels encompassing phone, e-mail, Web and chat. We also provide various enterprise support services in the United States that include services for our client’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including multilingual sales order processing via the Internet and phone, payment processing, inventory control, product delivery, and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers throughout the United States, Canada, Europe, Latin America, Asia and Africa. With the acquisition of ICT, we added 38 customer contact management centers and increased our footprint by three countries, with the addition of Mexico, Australia and India.
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
     Recognition of income associated with grants from local or state governments of land and the acquisition of property, buildings and equipment is deferred and recognized as a reduction of depreciation expense included within general and administrative costs over the corresponding useful lives of the related assets. Amounts received in excess of the cost of the building are allocated to equipment and, only after the grants are released from escrow, recognized as a reduction of depreciation expense over the weighted average useful life of the related equipment, which approximates five years. Deferred property and equipment grants, net of amortization, totaled $11.0 million and $9.0 million at December 31, 2009 and 2008, respectively, an increase of $2.0 million.
     The impairment loss on goodwill and intangibles is related to the March 2005 acquisition of Kelly, Luthmer &

Associates Limited (“KLA”), our Employee Assistance and Occupational Health operations in Calgary, Alberta Canada.
     Interest income primarily relates to interest earned on cash and cash equivalents and interest on foreign tax refunds. Interest expense primarily includes commitment fees charged on the unused portion of our credit facility and interest on the outstanding $75.0 million Bermuda Credit Agreement beginning December 11, 2009, as more fully described in this Item 7 — “Liquidity and Capital Resources.”
     Impairment (loss) on investment in SHPS represents the estimated fair value adjustment and subsequent liquidation of our non-controlling interest in SHPS by converting our SHPS common stock into cash for $0.000001 per share.
     Foreign currency transaction gains and losses generally result from exchange rate fluctuations on intercompany transactions and the revaluation of cash and other assets and liabilities that are settled in a currency other than functional currency.
     Our effective tax rate for the periods presented includes the effects of our deemed change of assertion in the fourth quarter 2009 regarding the permanent reinvestment of foreign subsidiaries’ accumulated and undistributed earnings (see Note 18 — Income Taxes, to the accompanying Consolidated Financial Statements), state income taxes, net of federal tax benefit, tax holidays, valuation allowance changes, foreign rate differentials, foreign withholding and other taxes, and permanent differences.
ICT Acquisition
     On February 2, 2010, we completed the acquisition of ICT Group Inc., a Pennsylvania corporation (“ICT”) and leading global provider of outsourced customer management and BPO solutions.
     As a result of the ICT acquisition,
• each outstanding share of ICT’s common stock, par value $0.01 per share, was converted into the right to receive $7.69 in cash, without interest, and 0.3423 of a share of Sykes common stock, par value $0.01 per share;
• each outstanding ICT stock option, whether or not then vested and exercisable, became fully vested and exercisable immediately prior to, and then was canceled at, the effective time of the acquisition, and the holder of such option became entitled to receive an amount in cash, without interest and less any applicable taxes to be withheld, equal to (i) the excess, if any, of (1) $15.38 over (2) the exercise price per share of ICT common stock subject to such ICT stock option, multiplied by (ii) the total number of shares of ICT common stock underlying such ICT stock option, with the aggregate amount of such payment rounded up to the nearest cent. If the exercise price was equal to or greater than $15.38, then the stock option was canceled without any payment to the stock option holder; and
• each outstanding ICT restricted stock unit (“RSU”) became fully vested and then was canceled and the holder of such vested awards became entitled to receive $15.38 in cash, without interest and less any applicable taxes to be withheld, in respect of each share of ICT common stock into which the RSU would otherwise have been convertible.
     The total aggregate purchase price of the transaction of $277.8 million was comprised of $141.1 million in cash and 5.6 million shares of SYKES common stock valued at $136.7 million. The transaction was funded through borrowings consisting of a $75 million short-term loan from KeyBank National Association (“KeyBank”) in December 2009, due March 31, 2010 and a $75 million Term Loan on February 2, 2010, due in varying installments through February 1, 2013 (the “Term Loan”). The terms of these borrowings are outlined in Part II, Item 7 — “Liquidity and Capital Resources”.
     The results of operations of ICT will be reflected in our Consolidated Statement of Operations for periods ending after February 2, 2010.

Results of Operations
     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our Statements of Operations:

	Years Ended December 31,
	2009	2008	2007
PERCENTAGES OF REVENUES:
Revenues	100.0%	100.0%	100.0%
Direct salaries and related costs	63.9	64.0	63.6
General and administrative	27.5	28.0	29.0
Provision for regulatory penalites	—	—	0.2
Impairment loss on goodwill and intangibles	0.2	—	—

Income from operations	8.4	8.0	7.2
Interest income	0.3	0.7	0.9
Interest (expense)	(0.1)	(0.1)	(0.1)
Impairment (loss) on investment in SHPS	(0.2)	—	—
Other income (expense)	—	1.4	(0.4)

Income before provision for income taxes	8.4	10.0	7.6
Total provision for income taxes	3.1	2.6	2.0

Net income	5.3%	7.4%	5.6%

     The following table sets forth, for the periods indicated, certain data derived from our Consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2009	2008	2007
Revenues	$846,041	$819,190	$710,120
Direct salaries and related costs	540,949	524,133	451,280
General and administrative	233,061	229,349	206,348
Provision for regulatory penalites	—	—	1,312
Impairment loss on goodwill and intangibles	1,908	—	—

Income from operations	70,123	65,708	51,180
Interest income	2,309	5,448	6,257
Interest (expense)	(993)	(433)	(803)
Impairment (loss) on investment in SHPS	(2,089)	—	—
Other income (expense)	(21)	11,259	(2,583)

Income before provision for income taxes	69,329	81,982	54,051
Total provision for income taxes	26,118	21,421	14,192

Net income	$43,211	$60,561	$39,859

     The following table summarizes our revenues for the periods indicated, by reporting segment (in thousands):

	Years Ended December 31,
	2009		2008		2007
Americas	$597,490	70.6%	$551,761	67.4%	$482,823	68.0%
EMEA	248,551	29.4%	267,429	32.6%	227,297	32.0%

Consolidated	$846,041	100.0%	$819,190	100.0%	$710,120	100.0%

     The following table summarizes the amounts and percentage of revenue for direct salaries and related costs, general and administrative costs, impairment loss on goodwill and intangibles and provision for regulatory penalties for the periods indicated, by reporting segment (in thousands):

	Years Ended December 31,
	2009		2008		2007

Direct salaries and related costs:
Americas	$366,174	61.3%	$342,288	62.0%	$295,719	61.2%
EMEA	174,775	70.3%	181,845	68.0%	155,561	68.4%

Consolidated	$540,949	63.9%	$524,133	64.0%	$451,280	63.6%

General and administrative:
Americas	$130,914	21.9%	$124,093	22.5%	$109,114	22.6%
EMEA	58,646	23.6%	64,403	24.1%	58,350	25.7%
Corporate	43,501	—	40,853	—	38,884	—

Consolidated	$233,061	27.5%	$229,349	28.0%	$206,348	29.0%

Impairment loss on goodwill and intangibles:
Americas	$1,908	0.3%	$—	0.0%	$—	0.0%
EMEA	—	0.0%	—	0.0%	—	0.0%

Consolidated	$1,908	0.2%	$—	0.0%	$—	0.0%

Provision for regulatory penalites:
Americas	$—	0.0%	$—	0.0%	$—	0.0%
EMEA	—	0.0%	—	0.0%	1,312	0.6%

Consolidated	$—	0.0%	$—	0.0%	$1,312	0.2%

2009 Compared to 2008
Revenues
     During 2009, we recognized consolidated revenues of $846.0 million, an increase of $26.8 million or 3.3%, from $819.2 million of consolidated revenues for 2008. Revenues increased in 2009, despite the rapid and sharp deterioration in the economy, due to increased demand from our new and existing client relationships. As clients have increasingly outsourced non-core functions as a way to cut costs and preserve capital, our depth of experience, broad vertical expertise, global delivery footprint, a healthy risk profile and financial strength, including a strong cash position, has helped us attract new business and build on our current market position.
     On a geographic segment basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 70.6%, or $597.5 million, for 2009 compared to 67.4%, or $551.8 million, for 2008. Revenues from the EMEA region, including Europe, the Middle East and Africa represented 29.4%, or $248.5 million, for 2009 compared to 32.6%, or $267.4 million, for 2008.
     The increase in the Americas’ revenue of $45.7 million, or 8.3%, for 2009 compared to 2008, reflects a broad-based growth in client demand, including new and existing client relationships, partially offset by certain program expirations and a negative foreign currency impact of $18.9 million. Excluding this $18.9 million foreign currency impact, Americas’ revenue increased $64.6 million, or 11.7% in 2009 compared to 2008. The $64.6 million increase includes new and existing client relationships, primarily due to a combination of new programs with existing clients, expansion of existing programs and new client relationships. New client relationships represented 20.7% of the increase in the Americas revenue over 2008, while 79.3% of the increase in the America’s revenue came from existing clients. Revenues from our offshore operations represented 59.8% of Americas revenues, compared to 61.7% for 2008. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our focus to re-price or replace certain sub-profitable target client programs. Americas’ revenues for 2009 and 2008 also included a $9.3 million and a $2.4 million net loss on foreign currency hedges, respectively. Excluding the effect of this $6.9 million foreign currency hedging fluctuation, the Americas’ revenue increased $52.6 million, or 9.5%, for 2009 compared to 2008.
     The decrease in EMEA revenues of $18.9 million, or 7.1%, for 2009 compared to 2008, reflects a $22.4 million negative foreign currency impact partially offset by an increase of $3.5 million in client demand. This $3.5 million increase in client demand includes a $2.7 million increase in existing client programs as well as a $0.8 million increase in new client relationships. Excluding the $22.4 million foreign currency impact, EMEA’s revenue increased 1.3% for 2009 compared to 2008.
Direct Salaries and Related Costs
     Direct salaries and related costs increased $16.8 million, or 3.2%, to $540.9 million for 2009, from $524.1 million in 2008.
     On a reporting segment basis, direct salaries and related costs from the Americas segment increased $23.9 million, or 7.0%, to $366.2 million for 2009 from $342.3 million for 2008. Direct salaries and related costs from the EMEA segment decreased $7.1 million, or 3.9%, to $174.7 million for 2009 from $181.8 million for 2008. While changes in foreign currency exchange rates negatively impacted revenues in the Americas and EMEA, they positively impacted direct salaries and related costs in 2009 and 2008 by $21.7 million and $15.1 million, respectively.
     In the America’s segment, as a percentage of revenues, direct salaries and related costs decreased to 61.3% for 2009 from 62% in 2008. This decrease of 0.7%, as a percentage of revenues, was primarily attributable to lower weather related auto tow claim costs of 0.6%, lower travel costs of 0.1%, lower recruiting costs of 0.1% and lower other costs of 0.3%, partially offset by higher compensation costs of 0.3% and higher communication costs of 0.1%.
     In the EMEA segment, as a percentage of revenues, direct salaries and related costs increased to 70.3% for 2009 from 68% in 2008. This increase of 2.3%, as a percentage of revenues, was primarily attributable to higher compensation costs of 2.0%, higher fulfillment material costs of 0.3%, higher billable supply costs of 0.2%, and higher other costs of 0.3%, partially offset by lower recruiting costs of 0.5%.
General and Administrative
     General and administrative expenses increased $3.7 million, or 1.6%, to $233.0 million for 2009 from $229.3 million in 2008.
     On a reporting segment basis, general and administrative expenses from the Americas segment increased $6.8 million, or 5.5%, to $130.9 million 2009 from $124.1 million for 2008. General and administrative expenses from the EMEA segment decreased $5.8 million, or 9.0%, to $58.6 million for 2009 from $64.4 million for 2008. While changes in foreign currency exchange rates negatively impacted revenues in the Americas and EMEA, they positively impacted general and administrative expenses in 2009 and 2008 by approximately $6.1 million and $6.0 million, respectively. Corporate general and administrative expenses increased $2.7 million, or 6.6%, to $43.5 million for 2009 from $40.8 million in 2008. This increase of $2.7 million was primarily attributable to higher compensation costs of $3.6 million, higher legal and professional fees of $2.6 million (primarily related to the ICT acquisition), higher software maintenance costs of $0.5 million, higher business development costs of $0.4 million and higher depreciation and amortization costs of $0.2 million, partially offset by lower travel costs of $1.3 million, lower bad debt expense of $0.8 million, lower seminar costs of $0.7 million, lower consulting costs of $0.6 million, lower insurance costs of $0.4 million, lower facility related costs of $0.2 million and lower other costs of $0.6 million.
     In the America’s segment, as a percentage of revenues, general and administrative expenses decreased to 21.9% for 2009 from 22.5% in 2008. This decrease of 0.6%, as a percentage of revenues, was primarily attributable to lower depreciation and amortization costs of 0.3%, lower recruiting costs of 0.2% and lower other costs of 0.4%, partially offset by higher compensation costs of 0.2% and higher bad debt expense of 0.1%.
     In the EMEA segment, as a percentage of revenues, general and administrative expenses decreased to 23.6% for 2009 from 24.1% in 2008. This decrease of 0.5%, as a percentage of revenues, was primarily attributable to cost containment programs initiated in EMEA resulting in lower travel costs of 0.3%, lower recruiting costs of 0.2%, lower facility related costs of 0.1%, lower supply costs of 0.1%, lower communications costs of 0.1% and lower other costs of 0.4%, partially offset by higher compensation costs of 0.3%, higher bad debt expense of 0.2% and higher depreciation and amortization costs of 0.2%.
Impairment Loss on Goodwill and Intangibles
     We make certain estimates and assumptions, including, among other things, an assessment of market conditions and projections of cash flows, investment rates and cost of capital and growth rates when estimating the value of our intangibles. Based on actual and forecasted operating results, deterioration of the related customer base and loss of key employees, the Americas’ segment recorded an impairment loss of $1.9 million on the goodwill and intangibles during 2009 (none in 2008) related to the March 2005 acquisition of KLA.
Interest Income
     Interest income was $2.3 million in 2009, compared to $5.4 million in 2008. Interest income decreased $3.1 million reflecting lower average rates earned on higher average balances of interest bearing investments in cash and cash equivalents.
Interest Expense
     Interest expense was $1.0 million for 2009 compared to $0.4 million for 2008, an increase of $0.6 million reflecting higher average levels of outstanding short-term debt, primarily related to the $75 million Bermuda Credit Agreement, higher average rates, amortization of deferred loan fees and fees paid on our unused revolving credit facility. We expect interest expense to increase substantially in 2010 as a result of the $75 million Bermuda Credit Agreement and a $75 million Term Loan drawn down on February 2, 2010 in connection with the acquisition of ICT, due in varying installments through February 1, 2013.
Impairment Loss on Investment in SHPS
     During 2009, we received notice from SHPS that the shareholders of SHPS had approved a merger agreement between SHPS and SHPS Acquisition, Inc., pursuant to which the common stock of SHPS, including the common stock owned by us, would be converted into the right to receive $0.000001 per share in cash. SHPS informed us that it believed the estimated fair value of the SHPS common stock to be equal to such per share amount. As a result of this transaction and careful evaluation of our legal options, we believed it was more likely than not that we will not be able to recover the $2.1 million carrying value of the investment in SHPS. Therefore, in the Americas’ segment, we recorded a non-cash impairment loss of $2.1 million during the second quarter ended June 30, 2009. Subsequent to the recording of the impairment loss, we liquidated our noncontrolling interest in SHPS by converting our SHPS common stock into cash for $0.000001 per share during the third quarter ended September 30, 2009.
Other Income and Expense
     Other expense, net, was less than $0.1 million in 2009 compared to other income, net, of $11.3 million in 2008. This $11.3 million net decrease in other income was primarily attributable to a decrease of $11.3 million in realized and unrealized foreign currency transaction gains, net of losses arising from the revaluation of nonfunctional currency assets and liabilities. Other income excludes the effects of cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in Accumulated Other Comprehensive Income (Loss) in shareholders’ equity in the accompanying Consolidated Balance Sheets.
Provision for Income Taxes
     The provision for income taxes of $26.1 million for 2009 was based upon pre-tax income of $69.3 million, compared to the provision for income taxes of $21.4 million for 2008 based upon pre-tax income of $82.0 million. The effective tax rate was 37.7% for 2009 compared to an effective tax rate of 26.1% for 2008.

     The increase in the effective tax rate of 11.6% resulted mainly from our deemed change of assertion in the fourth quarter of 2009 regarding the permanent reinvestment of $85 million of our foreign subsidiaries’ accumulated and undistributed earnings, which came about due to our borrowing of a $75 million Term Loan on February 2, 2010 to close the ICT acquisition and a $10 million increase in estimated costs relating to the ICT acquisition. The proposed acquisition of ICT, and the intent to fund the transaction through committed credit facilities was announced on October 6, 2009. Under the provisions of ASC 740-30-25-19, we determined that, based upon historical results, we could not retire the $75 million Term Loan and pay the additional $10 million in estimated costs without depleting excess U.S. cash flows needed for future operations. Accordingly, a deferred tax expense of $14.7 million, net of a release of a valuation allowance of $1.6 million on foreign tax credits related to this change in assertion, was required to be recorded for financial reporting purposes in the fourth quarter of 2009 under ASC 740-30. The Finance Committee of our Board of Directors approved the repatriation of $85.0 million of foreign subsidiaries’ accumulated and undistributed earnings on February 8, 2010. All other undistributed earnings are still permanently reinvested in accordance with ASC 740-30. Other items that increased the effective tax rate were an additional deferred tax liability of $2.9 million, favorable foreign income tax rate differentials of $1.6 million and the effects of the change in our permanent differences in the amount of $1.5 million.
     This increase in the effective rate was partially offset by a $6.6 million change in the recognition of deferred tax assets primarily due to fluctuations in our valuation allowances, a reduction of $3.5 million in foreign withholding taxes, and a $2.9 million increase in the benefits from tax holiday jurisdictions. The reduction of $3.5 million in foreign withholding taxes is primarily a result of a reduction in the amount of dividends distributed by our Philippine company to its foreign parent in the Netherlands in 2009 when compared to 2008.
     Generally, earnings associated with our investments in our subsidiaries are considered to be permanently invested and no provision for income taxes on those earnings or translation adjustments has been provided. The U.S. Department of the Treasury released the “General Explanations of the Administration’s Fiscal Year 2010 Revenue Proposals” in May 2009. These proposals represent a significant shift in international tax policy, which may materially impact U.S. taxation of international earnings, including our position on permanent reinvestment of foreign earnings. In response to this release, we changed our assertion for 2009 with respect to the distribution of current earnings for one lower tier subsidiary and incurred withholding tax expense of $2.5 million in 2009 with respect to this subsidiary’s current earnings. We continue to monitor these proposals and are currently evaluating their potential impact on our financial condition, results of operations, and cash flows.
Net Income
     As a result of the foregoing, we reported income from operations for 2009 of $70.1 million, an increase of $4.4 million from 2008. This increase was principally attributable to a $26.8 million increase in revenues, partially offset by a $16.8 million increase in direct salaries and related costs, a $3.7 million increase in general and administrative costs and an impairment loss of $1.9 million. The $4.4 million increase in income from operations was partially offset by a $11.3 million decrease in other income, net, a $3.1 million decrease in interest income, a $2.1 million impairment loss on investment in SHPS, an increase in interest expense of $0.6 million, and a $4.7 million higher tax provision, resulting in net income of $43.2 million for 2009, a decrease of $17.4 million compared to 2008.
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

     The increase in the Americas’ revenue of $69.0 million, or 14.3%, for 2008 compared to 2007, reflects a broad-based growth in client demand, including new and existing client relationships, partially offset by certain program expirations and a net loss on foreign currency hedges of $7.4 million. New client relationships represented 5.4% of the increase in the Americas revenue over 2007, while 94.6% of the increase in the America’s revenue came from existing clients. Revenues from our offshore operations represented 61.7% of Americas revenues, compared to 60.0% for 2007. Americas’ revenues for 2008 experienced a $1.7 million increase as a result of changes in foreign currency exchange rates compared to 2007. Excluding this foreign currency impact, Americas’ revenues increased $67.3 million, or 13.9% compared to 2007.
     The increase in EMEA revenues of $40.1 million, or 17.7%, for 2008 compared to 2007, reflects a broad-based growth in client demand, including new and existing client relationships, partially offset by certain program expirations. New client relationships represented 3.2% of the increase in EMEA revenue over 2007, while 96.8% of the increase was generated by existing clients. EMEA revenues for 2008 experienced a $6.8 million increase as a result of changes in foreign currency exchange rates compared to 2007. Excluding this foreign currency impact, EMEA revenues increased $33.3 million, or 14.8%, compared to 2007.
Direct Salaries and Related Costs
     Direct salaries and related costs increased $72.8 million, or 16.1%, to $524.1 million for 2008, from $451.3 million in 2007.
     On a geographic segment basis, direct salaries and related costs from the Americas segment increased $46.6 million, or 15.7%, to $342.3 million for 2008 from $295.7 million in 2007. Direct salaries and related costs from the EMEA segment increased $26.2 million, or 16.9%, to $181.8 million for 2008 from $155.6 million in 2007. While changes in foreign currency exchange rates positively impacted revenues in the Americas and EMEA, they negatively impacted direct salaries and related costs in 2008 and 2007 by approximately $3.7 million and $5.4 million, respectively.
     In the Americas segment, as a percentage of revenues, direct salaries and related costs increased to 62.0% in 2008 from 61.2% in 2007. This increase of 0.8%, as a percentage of revenues, was primarily attributable to higher compensation costs of 1.9%, partially offset by lower weather related auto tow claim costs of 0.3%, lower telephone costs of 0.3%, lower facility and maintenance costs of 0.2% and lower other costs of 0.3%, primarily billable supply costs and recruiting.
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
     On a geographic segment basis, general and administrative costs from the Americas segment increased $15.1 million, or 13.9%, to $123.9 million for 2008 from $108.8 million in 2007. General and administrative costs from the EMEA segment increased $5.9 million, or 10.2%, to $64.2 million for 2008 from $58.3 million in 2007. While changes in foreign currency exchange rates positively impacted revenues in the Americas and EMEA, they negatively impacted general and administrative costs in 2008 and 2007 by approximately $1.4 million and $0.6 million, respectively. Corporate general and administrative costs increased $2.0 million, or 5.1%, to $40.9 million for 2008 from $38.9 million in 2007. This increase of $2.0 million was primarily attributable to a higher bad debt expense of $1.0 million, higher travel and meeting costs of $0.8 million, higher compensation costs of $0.7 million, higher depreciation and amortization of $0.3 million, higher dues and subscriptions of $0.2 million, higher charitable contributions of $0.2 million, higher insurance costs of $0.1 million, higher taxes (other than income taxes) of $0.1 million and higher other costs of $0.3 million, partially offset by lower professional fees of $1.7 million.
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
Quarterly Results
     The following information presents our unaudited quarterly operating results for 2009 and 2008. The data has been prepared on a basis consistent with the Consolidated Financial Statements included elsewhere in this Form 10-K, and includes all adjustments, consisting of normal recurring accruals that we consider necessary for a fair presentation thereof.

(in thousands, except per share data)	12/31/2009	9/30/2009	6/30/2009	3/31/2009	12/31/2008	9/30/2008	6/30/2008	3/31/2008
Revenues	$220,467	$213,494	$208,839	$203,241	$200,774	$207,066	$207,629	$203,721

Operating expenses:
Direct salaries and related costs	142,540	134,429	133,727	130,253	128,936	130,509	133,708	130,980
General and administrative (2)	63,048	58,047	56,477	55,489	58,266	57,304	57,355	56,424
Impairment loss on goodwill and intangibles	—	324	1,584	—	—	—	—	—

Total operating expenses	205,588	192,800	191,788	185,742	187,202	187,813	191,063	187,404

Income from operations	14,879	20,694	17,051	17,499	13,572	19,253	16,566	16,317

Other income (expense):
Interest income	358	495	605	851	1,094	1,274	1,258	1,822
Interest (expense) (3)	(504)	(138)	(237)	(114)	(159)	(47)	(125)	(102)
Impairment (loss) on investment in SHPS	—	—	(2,089)	—	—	—	—	—
Other income (expense)	(1,236)	119	275	821	4,258	2,737	3,733	531

Total other income (expense)	(1,382)	476	(1,446)	1,558	5,193	3,964	4,866	2,251

Income before provision for income taxes	13,497	21,170	15,605	19,057	18,765	23,217	21,432	18,568

Provision for income taxes (1) (4)	18,186	2,388	1,257	4,287	11,135	3,725	3,703	2,858

Net income (loss)	$(4,689)	$18,782	$14,348	$14,770	$7,630	$19,492	$17,729	$15,710

Net income (loss) per share (5):
Basic	$(0.11)	$0.46	$0.35	$0.36	$0.19	$0.48	$0.44	$0.39

Diluted	$(0.11)	$0.46	$0.35	$0.36	$0.19	$0.47	$0.43	$0.38

Weighted average shares:
Basic	40,827	40,743	40,654	40,630	40,687	40,678	40,599	40,491

Diluted	41,151	41,097	40,953	41,034	41,092	41,070	40,953	40,813

(1)	The quarter ended December 31, 2008 includes additional expense of $4.1 million, primarily due to an unfavorable verdict by the German Supreme Court that overturned a lower German tax court ruling, $6.7 million on a distribution of foreign earnings, partially offset by a $1.1 million reversal of unrecognized tax benefits related to favorable tax audit determinations. The quarter ended September 30, 2008 includes tax benefits of $6.1 million due to reversal of income tax valuation allowances. See Note 18 of the accompanying Consolidated Financial Statements.

(2)	The quarters ended December 31, 2009 and September 30, 2009 include $2.3 million and $1.0 million, respectively, in transaction costs relating to the acquisition of ICT.

(3)	The quarter ended December 31, 2009 includes $0.3 million in interest and amortization of deferred loan fees related to the $75.0 million Bermuda Credit Agreement.

(4)	The quarter ended December 31, 2009 includes additional expense of $14.7 million relating to our deemed change of assertion in the fourth quarter of 2009 regarding the permanent reinvestment of foreign subsidiaries’ accumulated and undistributed earnings, partially offset by a $5.8 million reversal of income tax valuation allowances.

(5)	Net income per basic and diluted share is computed independently for each of the quarters presented and therefore may not sum to the total for the year.

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
     On August 5, 2002, the Board of Directors authorized the Company to purchase up to three million shares of our outstanding common stock. A total of 1.9 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During 2009, we repurchased 224 thousand common shares under the 2002 repurchase program at prices ranging between $13.72 and $14.75 per share for a total cost of $3.2 million. During 2008 we repurchased 34 thousand common shares under the 2002 repurchase at a price of $14.83 per share for a total cost of $0.5 million (none in 2007). We expect to make additional stock repurchases under this program in 2010 if market conditions are favorable.
     During 2009, we generated $87.6 million in cash from operating activities, received $75.0 million from the issuance of short term debt, $3.5 million in cash from grant proceeds, $3.2 million proceeds from the issuance of common stock, $0.8 million from the release of restricted cash, $0.2 million from proceeds from the sale of property and equipment and $0.9 million in excess tax benefits from stock-based compensation. Further, we used $80.0 million for an increase in restricted cash related to a short term debt covenant, $30.3 million for capital expenditures, repurchased $3.2 million of the Company’s stock, repurchased an additional $1.1 million of stock for minimum tax withholding on restricted stock and $1.4 million on debt issuance costs resulting in a $60.8 million increase in available cash (including the favorable effects of international currency exchange rates on cash of $5.6 million).
     Net cash flows provided by operating activities for 2009 were $87.6 million, compared to $80.9 million provided by operating activities for 2008. The $6.7 increase in net cash flows from operating activities was due to a $10.3 million increase in non-cash reconciling items such as impairment losses, depreciation and amortization, deferred income taxes, stock-based compensation, unrealized gains on financial instruments and a net increase of $13.8 million in cash flows from assets and liabilities offset by a $17.4 million decrease in net income. The $13.8 million increase in cash flows from assets and liabilities was principally a result of a $14.4 million decrease in receivables and a $7.6 million increase in income taxes payable offset by a $1.4 million increase in other assets, a $1.6 million decrease in deferred revenue and a $5.2 million decrease in other liabilities.
     Capital expenditures, which are generally funded by cash generated from operating activities and borrowings available under our credit facilities, were $30.3 million for 2009, compared to $34.7 million for 2008, a decrease of $4.4 million. During 2009, approximately 44% of the capital expenditures were the result of investing in new and existing customer contact management centers, primarily offshore, and 56% was expended primarily for maintenance and systems infrastructure. In 2010, we anticipate capital expenditures in the range of $40.0 million to $45.0 million.
     On February 2, 2010, we entered into a new Credit Agreement (the “New Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (‘KeyBank”). The New Credit Agreement provides for a $75 million Term Loan and a $75 million revolving credit facility, which is subject to certain borrowing limitations, and includes certain customary financial and restrictive covenants. We drew down the full $75 million Term Loan on February 2, 2010 in connection with the ICT acquisition on such date.
     The $75 million revolving credit facility provided under the New Credit Agreement replaces our previous senior revolving credit facility provided by KeyBank. The $75 million revolving credit facility, which includes a $40 million multi-currency sub-facility, a $10 million swingline sub-facility and a $5 million letter of credit sub-facility, may be used for general corporate purposes including strategic acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. We are not currently aware of any inability of our lenders to provide access to the full commitment of funds that exist under the revolving credit facility, if necessary. However, due to recent economic conditions and the volatile business climate facing financial institutions, there can be no assurance that such facility will be available to us, even though it is a binding commitment. The Term Loan and the revolving credit facility will mature on February 1, 2013. The Term Loan is required to be repaid in quarterly amounts commencing on June 30, 2010 and continuing at the end of each quarter thereafter as follows: $2.5 million per quarter in 2010, $3.75 million per quarter in 2011, and $5 million per quarter in 2012, with a final payment due at maturity in 2013.
     Borrowings under the New Credit Agreement bear interest at either LIBOR or the base rate plus, in each case, an applicable margin based on our leverage ratio. The applicable interest rate is determined quarterly based on our leverage ratio at such time. The base rate is a rate per annum equal to the greatest of (i) the rate of interest established by KeyBank, from time to time, as its “prime rate”; (ii) the Federal Funds effective rate in effect from time to time, plus 1/2 of 1% per annum; and (iii) the then-applicable LIBOR rate for one month interest periods, plus 1.00%. Swing Line Loans bear interest only at the base rate plus the base rate margin. In addition, we are required to pay certain customary fees, including a commitment fee of up to 0.75%, which is due quarterly in arrears and calculated on the average unused amount of the revolving credit facility.
     The New Credit Agreement is guaranteed by all of our existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all of our direct foreign subsidiaries and those of the guarantors.
     On December 11, 2009, Sykes (Bermuda) Holdings Limited, a Bermuda exempted company (“Sykes Bermuda”) which is an indirect wholly-owned subsidiary of SYKES, entered into a credit agreement with KeyBank (the “Bermuda Credit Agreement”). The Bermuda Credit Agreement provides for a $75 million short-term loan to Sykes Bermuda and requires that Sykes Bermuda and its direct subsidiaries maintain cash and cash equivalents of at least $80 million at all times. Sykes Bermuda drew down the full $75 million on December 11, 2009 and paid an underwriting fee of $0.8 million which was deferred and amortized over the term of the loan. The loan, which matures on March 31, 2010, is secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all the direct subsidiaries of Sykes Bermuda. The Bermuda Credit Agreement requires Sykes Bermuda to prepay the outstanding loan, subject to certain exceptions, with the net cash proceeds of all asset dispositions, debt issuances, and insurance and condemnation proceeds not used to replace or rebuild the affected property. Outstanding amounts bear interest, at the option of Sykes Bermuda, at either a Eurodollar Rate (as defined in the Bermuda Credit Agreement) or a Base Rate (as defined in the Bermuda Credit Agreement) plus, in each case, an applicable margin specified in the Bermuda Credit Agreement. The $75 million outstanding short-term loan under the Bermuda Credit Agreement with a current interest rate of 3.8125% in 2009 is included in “Current liabilities” in the accompanying Consolidated Balance Sheet as of December 31, 2009. The related interest expense and amortization of deferred loan fees of $0.3 million are included in “Interest expense” in the accompanying Consolidated Statement of Operations for 2009 (none in 2008).
     Simultaneous with the execution and delivery of the Bermuda Credit Agreement, we entered into a Guaranty of Payment agreement with KeyBank, pursuant to which the obligations of Sykes Bermuda under the Bermuda Credit Agreement are guaranteed by SYKES.
     Also, simultaneous with the execution and delivery of the Bermuda Credit Agreement, SYKES, KeyBank and the other lenders party thereto entered into a First Amendment Agreement, amending the credit agreement, dated March 30, 2009, between SYKES, KeyBank and the other lenders party thereto. The First Amendment Agreement amended the terms of the credit agreement to permit the loan to Sykes Bermuda and SYKES’ guaranty of that loan. As of December 31, 2009 and 2008, there were no outstanding balances and no borrowings in 2009 under the credit agreement dated March 30, 2009, as amended. As previously mentioned, this credit agreement, dated March 30, 2009, was subsequently terminated on February 2, 2010 simultaneous with entering into the New Credit Agreement.
     At December 31, 2009, we were in compliance with all loan requirements of the credit agreement dated March 30, 2009 and the Bermuda Credit Agreement.
     Effective January 1, 2008, the Company adopted the provisions of ASC 820 (“ASC 820”) “Fair Value Measurements and Disclosures”. Adoption of ASC 820 did not have a material effect on our financial condition, results of operations or cash flows. There were no material changes made to the valuation techniques and methodologies used to measure fair value during 2009. See Note 1 of the accompanying Consolidated Financial Statements for further information related to the adoption of ASC 820 and Item 7A “Quantitative and Qualitative Disclosures about Market Risk” for further information regarding foreign currency risk.

     At December 31, 2009, we had $279.9 million in cash and cash equivalents (excluding restricted cash of $80.3 million), of which approximately 64% or $179.3 million was held in international operations and may be subject to additional taxes if repatriated to the United States. We anticipate using $85.0 million of our foreign subsidiaries’ accumulated and undistributed earnings to pay down the $75 million Term Loan and $10 million of costs related to the ICT acquisition within 24 months. In connection with our borrowing of the $75 million Term Loan on February 2, 2010 to close the ICT acquisition and a $10 million increase in our estimate of costs relating to the ICT acquisition, we were deemed to have had a change of assertion in the fourth quarter of 2009 regarding the permanent reinvestment of $85 million of our foreign subsidiaries’ accumulated and undistributed earnings. This change in assertion resulted in a deferred tax expense of $14.7 million for the fourth quarter of 2009, net of a release of a valuation allowance of $1.6 million on foreign tax credits. See Notes 16 and 18 in the accompanying Consolidated Financial Statements for further information. The anticipated cash tax portion of the deferred tax expense of $14.7 million is expected to be between $5.0 million and $10.0 million.
     We believe that our resources including our current cash levels, accessible funds under our credit facilities and cash generated from future operations will be adequate to meet anticipated working capital needs, future debt repayment requirements, continued expansion objectives, anticipated levels of capital expenditures and contractual obligations for the foreseeable future and any stock repurchases. Our cash resources could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled “Risk Factors.”
Off-Balance Sheet Arrangements and Other
     At December 31, 2009, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Contractual Obligations
     The following table summarizes our contractual cash obligations at December 31, 2009, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
		Less Than			After 5
	Total	1 Year	1 – 3 Years	3 – 5 Years	Years	Other

Operating leases (1)	$36,177	$15,315	$10,572	$3,987	$6,303	$—
Purchase obligations and other (2)	11,700	8,502	3,181	17	—	—
Other short-term liabilities (3)	3,737	3,737	—	—	—	—
Long-term tax liabilities (4)	5,376	—	—	—	—	5,376
Forward Contracts (5)	326	326	—	—	—	—
Short-term debt and related interest (6)	75,951	75,951	—	—	—	—
Other long-term liabilities (7)	992	—	—	3	989	—

Total contractual cash obligations	$134,259	$103,831	$13,753	$4,007	$7,292	$5,376

(1)	Amounts represent the expected cash payments of our operating leases as discussed in Note 21 to the accompanying Consolidated Financial Statements.

(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(3)	Other short-term liabilities include a $1.3 million estimated liability related to the provision for regulatory penalties and $2.4 million related to the Deferred Compensation Plan as discussed in Notes 21 and 23, respectively, to the accompanying Consolidated Financial Statements.

(4)	Long-term tax liabilities include uncertain tax positions and related penalties and interest as discussed in Note 18 to the accompanying Consolidated Financial Statements. We cannot make reasonably reliable estimates of the cash settlement of these long-term liabilities with the taxing authority; therefore, amounts have been excluded from payments due by period.

(5)	Amounts represent estimated obligations related to forward contracts as discussed in Note 8 to the accompanying Consolidated Financial Statements. These amounts will fluctuate with movements in the underlying market price of the forward contracts.

(6)	Short-term debt and related interest due March 31, 2010 under the Bermuda Credit Agreement. See Note 16 to the accompanying Consolidated Financial Statements.

(7)	Other long-term liabilities, which exclude deferred income taxes, represent the expected cash payments due under pension obligations and minority shareholders of certain subsidiaries.
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
Allowance for Doubtful Accounts
     We maintain allowances for doubtful accounts of $3.5 million as of December 31, 2009, or 2.1% of trade account receivables, for estimated losses arising from the inability of our customers to make required payments. Our estimate is based on factors surrounding the credit risk of certain clients, historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that our estimate of the allowance for doubtful accounts will change if the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments.
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
     At December 31, 2009, we determined that a total valuation allowance of $32.1 million was necessary to reduce U.S. deferred tax assets by $9.3 million and foreign deferred tax assets by $22.8 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $5.4 million at December 31, 2009 is dependent upon future profitability within each tax jurisdiction. During 2009, we determined that our profitability and expectations of future profitability of our foreign and domestic operations indicated that it was “more likely than not” that portions of the deferred tax assets would be realized. Accordingly, in the third quarter of 2009, we recognized a net increase in our U. S. deferred tax assets of $4.8 million through a partial reversal of the valuation allowance related to our anticipated utilization of our domestic net operating loss carry-forward.
     Additionally, we determined that $1.6 million of U.S. deferred tax assets should be recognized in the fourth quarter of 2009, since the foreign tax credits were now more likely than not to be realized due to our deemed change of assertion, regarding the permanent reinvestment of $85.0 million of foreign subsidiaries’ accumulated and undistributed earnings, which came about due to our borrowing of a $75 million Term Loan on February 2, 2010 to close the ICT acquisition and a $10 million increase in estimated costs relating to the ICT acquisition. The proposed acquisition of ICT and the intent to fund the transaction through committed credit facilities was announced on October 6, 2009. Under the provisions of ASC 740-30-25-19, we determined that, based upon historical results, we could not retire the $75 million Term Loan and pay the additional $10 million in estimated costs without depleting excess U.S. cash flows needed for future operations. Accordingly, a deferred tax expense of $14.7 million was required to be recorded for financial reporting purposes in the fourth quarter of 2009 under ASC 740-30. The Finance Committee of our Board of Directors approved the repatriation of $85 million of foreign subsidiaries’ accumulated and undistributed earnings on February 8, 2010. These increases in the U. S. deferred tax assets were partially offset by a net decrease of $0.6 million in deferred tax assets when we placed an additional net valuation allowance on a foreign subsidiaries’ deferred tax assets related to the future use of their net operating losses. The net reversal of the valuation allowance of $5.8 million reduced the provision for income taxes in the accompanying Consolidated Statements of Operations for 2009.
     Generally, earnings associated with our investments in our subsidiaries are considered to be permanently invested and normally provisions for income taxes on those earnings or translation adjustments are not recorded. Our deemed change in assertion regarding the permanent reinvestment of $85.0 million of foreign subsidiaries’ accumulated and undistributed earnings resulted in additional deferred tax liability and expense of $14.7 million, net of a release of a valuation allowance of $1.6 million on foreign tax credits in the fourth quarter of 2009. In addition, in 2009, we changed our intent with respect to the distribution of current earnings for one lower tier subsidiary. We accrued withholding tax of $2.5 million in 2009 with respect to this subsidiary’s current earnings. A provision for income taxes has not been made for the remaining balance of undistributed earnings of foreign subsidiaries of approximately $295 million at December 31, 2009, as the earnings are permanently reinvested in foreign business operations in accordance with ASC 740-30. The U.S. Department of the Treasury released the “General Explanations of the Administration’s Fiscal Year 2010 Revenue Proposals” in May 2009. These proposals represent a significant shift in international tax policy, which may materially impact U.S. taxation of international earnings, including our position on permanent reinvestment of foreign earnings. We continue to monitor these proposals and are currently evaluating their potential impact on our financial condition, results of operations, and cash flows. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable.
     We evaluate tax positions that have been taken or are expected to be taken in our tax returns, and record a liability for uncertain tax positions in accordance with ASC 740. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
     We adopted the provisions of uncertain tax positions in ASC 740 on January 1, 2007 and recognized a $2.7 million liability for unrecognized tax benefits, including interest and penalties, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. This adjustment to the beginning balance of retained earnings includes $1.3 million related to transfer pricing penalties that may be assessed in connection with an income tax audit of our Indian subsidiary. Upon adoption of FIN 48 as of January 1, 2007, we had $9.1 million of unrecognized tax benefits (including $4.6 million of net operating loss carryforwards that were previously recognized as deferred tax assets with a full valuation allowance).
     As of December 31, 2009, we had $3.8 million of unrecognized tax benefits, a net increase of $0.4 million from $3.4 million as of December 31, 2008. This increase results primarily from proposed foreign audit adjustments, partially offset by the expiration of statutes of limitations on certain foreign subsidiaries and favorable exchange rates. Had we recognized these tax benefits, approximately $3.1 million, $3.1 million and $5.1 million and the related interest and penalties would favorably impact the effective tax rate in 2009, 2008 and 2007, respectively. We believe it is reasonably possible that our unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $1.1 million due to expiration of statutes of limitations, audit or appeal resolution in various tax jurisdictions.

Impairment of Long-lived Assets
     We review long-lived assets, which had a carrying value of $103.6 million as of December 31, 2009, including goodwill, intangibles and property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge or loss to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.
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
     In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on ASC 715-60 (“ASC 715-60”) “Topic 715 Compensation — Retirement Benefits — Subtopic 60 Defined Benefits Plans — Other Postretirement”. ASC 715-60 provides guidance on the employer’s recognition of assets, liabilities and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods. We adopted the provisions of ASC 715-60 on January 1, 2008. As a result of the implementation of ASC 715-60, we recognized a $0.5 million liability for a postretirement benefit obligation related to a split dollar arrangement on behalf of our founder and former Chairman and Chief Executive Officer which was accounted for as a reduction to the January 1, 2008 balance of retained earnings. See Note 22 —Defined Benefit Pension Plan and Post-Retirement Benefits to our Consolidated Financial Statements for further information.
     In December 2007, the FASB issued ASC 805 (“ASC 805”) “Business Combinations” and modifications to ASC 810 (“ASC 810”) “Consolidation”. ASC 805 changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. ASC 810 includes changes to the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. On January 1, 2009, we adopted the provisions of ASC 805 and the modifications to ASC 810, relating to noncontrolling interests. ASC 805 will be applied prospectively for all business combinations entered into after January 1, 2009, the date of adoption. See Note 26 — Subsequent Event for further information on the acquisition of ICT. The modified provisions of ASC 810 will also be applied prospectively to all noncontrolling interests, except for the presentation and disclosure provisions which are applied retrospectively to any noncontrolling interests that arose before January 1, 2009. The adoption of these standards did not have a material impact on our financial condition, results of operations or cash flows.
     In March 2008, the FASB issued modifications to ASC 815 (“ASC 815”) “Derivatives and Hedging”, requiring increased qualitative, quantitative, and credit-risk disclosures about an entity’s derivative instruments and hedging activities. On January 1, 2009, we adopted the modifications to ASC 815. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows. See Note 8 — Financial Derivatives to our Consolidated Financial Statements for further information.
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
     In December 2008, the FASB issued modifications to ASC 715-20 (“ASC 715-20”) “Topic 715 Compensation — Retirement Benefits — Subtopic 20 Defined Benefits Plans — General”, which provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The modifications to ASC 715-20 are effective for financial statements issued for fiscal years ending after December 15, 2009. The adoption of the modifications to ASC 715-20 did not have a material impact on our financial condition, results of operations or cash flows. See Note 22 — Defined Benefit Pension Plan and Post-Retirement Benefits for further information.
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
     In April 2009, the FASB issued modifications to ASC 825 (“ASC 825”) “Financial Instruments”, to extend the annual disclosures about fair value of financial instruments to interim reporting periods. The modifications to ASC 825 are effective for interim reporting periods ending after June 15, 2009, and were adopted on April 1, 2009. The adoption of these modifications to ASC 825 did not have a material impact on our financial condition, results of operations or cash flows. See Note 1- Basis of Presentation and Summary of Significant Accounting Policies — Fair Value Measurements for further information.
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
     In April 2009, the FASB issued modifications to ASC 320 (“ASC 320”) “Investments—Debt and Equity Securities”, which amends the recognition and presentation of other-than-temporary impairments for debt securities and provides new disclosure requirements for both debt and equity securities. Upon adoption of the modifications to ASC 320, the non-credit component of previously recognized other-than-temporary impairment on debt securities held on that date is reclassified from Retained Earnings to Accumulated Other Comprehensive Income and reported as a cumulative-effect adjustment as of the beginning of the period of adoption, if the entity does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis. The modifications to ASC 320 are effective for interim and annual reporting periods ending after June 15, 2009, and were adopted on April 1, 2009. The adoption of these ASC 320 modifications did not have a material impact on our financial condition, results of operations or cash flows. See Note 9 — Investments Held in Rabbi Trust for further information.
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
     In September 2009, the FASB issued ASU No. 2009-12 (“ASU 2009-12”), “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, which provides guidance on measuring the fair value of certain alternative investments. ASU 2009-12 amends ASC 820 to offer investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009, and was adopted on October 1, 2009. This standard did not have a material impact on our financial condition, results of operations or cash flows.
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
     As of December 31, 2009, forward contracts to acquire a total of PHP 2.0 billion throughout 2010 were outstanding with counterparties at a fixed price of $39.4 million USD. The forward contracts hedge approximately 29% of our exposure related to the anticipated cash flow requirements denominated in PHP. As of December 31, 2009, we had net total derivative assets associated with these contracts of $2.8 million, which will settle within the next 12 months. The fair value of these derivative instruments as of December 31, 2009 is presented in Note 8 — Financial Derivatives of the accompanying Consolidated Financial Statements. If the U.S. dollar was to weaken against the PHP by 10% from current period-end levels, we would incur a loss of approximately $3.9 million on the underlying exposures of the derivative instruments. However, this loss would be partially offset by a corresponding gain of approximately $3.9 million in our underlying exposures.
     As of December 31, 2009, a forward contract settling in August 2010 to sell 12.5 million Canadian dollars (CAD) at a fixed price of Euro 8.1 million was assigned to hedge our exposure to an intercompany loan denominated in CAD. As of December 31, 2009, we had net total derivative assets associated with these contracts of $0.1 million, which will settle within the next 8 months. The fair value of these derivative instruments as of December 31, 2009 is presented in Note 8 — Financial Derivatives of the accompanying Consolidated Financial Statements. If the U.S. dollar was to weaken against the Canadian dollar by 10% from current period-end levels, we would incur a loss of approximately $1.3 million on the underlying exposures of the derivative instruments. However, this loss would be partially offset by a corresponding gain of approximately $1.3 million in our underlying exposures.
     In January 2010, the Company entered into forward contracts to sell U.S. dollars of $5.8 million at fixed prices of 6.1 million Canadian dollars to hedge intercompany forecasted cash outflows through December 2010.

     We evaluate the credit quality of potential counterparties to derivative transactions and periodically monitor changes to counterparty credit quality as well as our concentration of credit exposure to individual counterparties. We do not use derivative instruments for trading or speculative purposes.
Interest Rate Risk
     Our exposure to interest rate risk results from variable debt outstanding under our Bermuda Credit Agreement and revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. There was $75 million in borrowings outstanding under our Bermuda Credit Agreement at December 31, 2009. Based on our level of variable rate debt outstanding during 2009, a one-point increase in the weighted average interest rate, which generally equals the Eurodollar rate plus an applicable margin, would not have had a material impact on our financial position or results of operations.
     We have not historically used derivative instruments to manage exposure to changes in interest rates.
Item 8. Financial Statements and Supplementary Data
     The financial statements and supplementary data required by this item are located beginning on page 54 and page 35 of this report, respectively.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     As of December 31, 2009, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of December 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.
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
     We assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management believes that, as of December 31, 2009, our internal control over financial reporting was effective.
     Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 46.
Changes to Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sykes Enterprises, Incorporated
Tampa, Florida
We have audited the internal control over financial reporting of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Certified Public Accountants
Tampa, Florida
March 1, 2010

Item 9B. Other Information
     None.
PART III
Items 10. through 14.
     All information required by Items 10 through 14, with the exception of information on Executive Officers which appears in this report in Item 1 under the caption “Executive Officers”, is incorporated by reference to SYKES’ Proxy Statement for the 2010 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
(1)	Consolidated Financial Statements

The Index to Consolidated Financial Statements is set forth on page 54 of this report.

(2)	Financial Statements Schedule

Schedule II — Valuation and Qualifying Accounts is set forth on page 102 of this report.

Other schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes therein.

(3)	Exhibits:

Exhibit
Number	Exhibit Description
2.1	Articles of Merger between Sykes Enterprises, Incorporated, a North Carolina Corporation, and Sykes Enterprises, Incorporated, a Florida Corporation, dated March 1, 1996. (1)

2.2	Articles of Merger between Sykes Enterprises, Incorporated and Sykes Realty, Inc. (1)

2.3	Shareholder Agreement dated December 11, 1997, by and among Sykes Enterprises, Incorporated and HealthPlan Services Corporation. (2)

2.4	Stock Purchase Agreement, dated September 1, 1998, between Sykes Enterprises, Incorporated and HealthPlan Services Corporation. (4)

2.5	Merger Agreement, dated as of June 9, 2000, among Sykes Enterprises, Incorporated, SHPS, Incorporated, Welsh Carson Anderson and Stowe, VIII, LP (“WCAS”) and Slugger Acquisition Corp. (9)

2.6	Stock Purchase Agreement, dated as of July 3, 2006, between SEI International Services, S.a.r.l., a Luxembourg corporation, and Sykes Enterprises, Incorporated Holdings B.V., a Netherlands corporation and Antonio Marcelo Cid, an individual, Humberto Daniel Sahade, an individual, and AM Transport, LLC, a Delaware limited liability company. (22)

2.7	Agreement and Plan of Merger, dated as of October 5, 2009, among ICT Group, Inc., Sykes Enterprises, Incorporated, SH Merger Subsidiary I, Inc., and SH Merger Subsidiary II, LLC (27)

3.1	Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (5)

3.2	Articles of Amendment to Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (6)

3.3	Bylaws of Sykes Enterprises, Incorporated, as amended. (17)

4.1	Specimen certificate for the Common Stock of Sykes Enterprises, Incorporated. (1)

10.1	1996 Employee Stock Option Plan. (1)*

10.2	Amended and Restated 1996 Non-Employee Director Stock Option Plan. (10)*

10.3	1996 Non-Employee Directors’ Fee Plan. (1)*

10.4	2004 Non-Employee Directors’ Fee Plan. (15)*

10.5	First Amended and Restated 2004 Non-Employee Director’s Fee Plan. (24)*

Exhibit
Number	Exhibit Description
10.6	Second Amended and Restated 2004 Non-Employee Director’s Fee Plan. (26)*

10.7	Third Amended and Restated 2004 Non-Employee Director’s Fee Plan. (28)*

10.8	Form of Split Dollar Plan Documents. (1)*

10.9	Form of Split Dollar Agreement. (1)*

10.10	Form of Indemnity Agreement between Sykes Enterprises, Incorporated and directors & executive officers. (1)

10.11	Tax Indemnification Agreement between Sykes Enterprises, Incorporated and John H. Sykes. (1)*

10.12	1997 Management Stock Incentive Plan. (3)*

10.13	1999 Employees’ Stock Purchase Plan. (7)*

10.14	2000 Stock Option Plan. (8)*

10.15	2001 Equity Incentive Plan. (11)*

10.16	Deferred Compensation Plan. (17)*

10.17	2004 Non-Employee Director Stock Option Plan. (14)*

10.18	Form of Restricted Share And Stock Appreciation Right Award Agreement dated as of March 29, 2006. (18)*

10.19	Form of Restricted Share And Bonus Award Agreement dated as of March 29, 2006. (18)*

10.20	Form of Restricted Share Award Agreement dated as of May 24, 2006. (19)*

10.21	Form of Restricted Share And Stock Appreciation Right Award Agreement dated as of January 2, 2007. (22)*

10.22	Form of Restricted Share Award Agreement dated as of January 2, 2007. (22)*

10.23	Form of Restricted Share and Stock Appreciation Right Award Agreement dated as of January 2, 2008. (23)*

10.24	Amended and Restated Executive Employment Agreement dated as of October 1, 2001 between Sykes Enterprises, Incorporated and John H. Sykes. (12)*

10.25	Founder’s Retirement and Consulting Agreement dated December 10, 2004 between Sykes Enterprises, Incorporated and John H. Sykes. (16)*

10.26	Stock Option Agreement dated as of January 8, 2002, between Sykes Enterprises, Incorporated and John H. Sykes. (12)*

10.27	Amended and Restated Employment Agreement dated as of December 30, 2008 between Sykes Enterprises, Incorporated and Charles E. Sykes. (29)*

10.28	Stock Option Agreement dated as of March 15, 2002 between Sykes Enterprises, Incorporated and Charles E. Sykes. (13)*

10.29	Stock Option Agreement (Performance Accelerated Option) dated as of March 15, 2002 between Sykes Enterprises, Incorporated and Charles E. Sykes. (13)*

10.30	Amended and Restated Employment Agreement dated as of December 30, 2008 between Sykes Enterprises, Incorporated and W. Michael Kipphut. (29)*

Exhibit
Number	Exhibit Description
10.31	Stock Option Agreement dated as of October 1, 2001, between Sykes Enterprises, Incorporated and W. Michael Kipphut. (12)*

10.32	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and Jenna R. Nelson. (29)*

10.33	Stock Option Agreement dated as of March 11, 2002 between Sykes Enterprises, Incorporated and Jenna R. Nelson. (13)*

10.34	Independent Subcontractor Agreement dated as of July 27, 2004 between Sykes Enterprises, Incorporated and Gerry L. Rogers. (17)*

10.35	First Amendment to Independent Subcontractor Agreement dated as of July 27, 2004 between Sykes Enterprises, Incorporated and Gerry L. Rogers. (17)*

10.36	Stock Option Agreement dated as of March 11, 2002 between Sykes Enterprises, Incorporated and Gerry Rogers. (13)*

10.37	Stock Option Agreement dated as of October 1, 2001, between Sykes Enterprises, Incorporated and James T. Holder. (12)*

10.38	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and James T. Holder. (29)*

10.39	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and William N. Rocktoff. (29)*

10.40	Stock Option Agreement dated as of March 18, 2002 between Sykes Enterprises, Incorporated and William Rocktoff. (13)*

10.41	Stock Option Agreement dated as of March 18, 2002 between Sykes Enterprises, Incorporated and William Rocktoff. (13)*

10.42	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and James Hobby, Jr. (29)*

10.43	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and Daniel L. Hernandez. (29)*

10.44	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and David L. Pearson. (29)*

10.45	Amended and Restated Employment Agreement, dated as of December 29, 2008 between Sykes Enterprises, Incorporated and Lawrence R. Zingale. (29)*

10.46	Credit Agreement, dated March 30, 2009, between Sykes Enterprises, Incorporated, the lenders party thereto and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (30)

10.47	First Amendment Agreement, dated as of December 11, 2009, to Credit Agreement, dated March 30, 2009, between Sykes Enterprises, Incorporated, the lenders party thereto and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (31)

10.48	Credit Agreement between Sykes (Bermuda) Holdings Limited and KeyBank National Association, dated December 11, 2009 (31)

10.49	Guaranty of Payment of Sykes Enterprises, Incorporated in favor of KeyBank National Association, dated December 11, 2009 (31)

Exhibit
Number	Exhibit Description
10.50	Credit Agreement, dated February 2, 2010, between Sykes Enterprises, Incorporated, the lenders party thereto and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (32)

10.51	Real Estate Purchase and Sale Agreement Between Sykes Realty, Inc.(as Seller) and Sage Aggregation, LLC (as Purchaser) Concerning Certain Properties Known as The Sykes Portfolio dated as of September 13, 2006. (21)

10.52	Lease Agreement, dated January 25, 2008, Lease Amendment Number One and Lease Amendment Number Two dated February 12, 2008 and May 28, 2008 respectively, between Sykes Enterprises, Incorporated and Kingstree Office One,
LLC. (25)

10.53	Continuing Services Agreement between Sykes Enterprises, Incorporated and JHS Equity, LLC, dated May 28, 2008. (25)

14.1	Code of Ethics. (33)

21.1	List of subsidiaries of Sykes Enterprises, Incorporated.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney relating to subsequent amendments (included on the signature page of this report).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to Section 1350.

*	Indicates management contract or compensatory plan or arrangement.

(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-2324) and incorporated herein by reference.

(2)	Filed as Exhibit 2.12 to the Registrant’s Form 10-K filed with the Commission on March 16, 1998, and incorporated herein by reference.

(3)	Filed as Exhibit 10.14 to the Registrant’s Form 10-Q filed with the Commission on July 28, 1998, and incorporated herein by reference.

(4)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 25, 1998, and incorporated herein by reference.

(5)	Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed with the Commission on October 23, 1997, and incorporated herein by reference.

(6)	Filed as Exhibit 3.2 to the Registrant’s Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.

(7)	Filed as Exhibit 10.19 to the Registrant’s Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.

(8)	Filed as Exhibit 10.23 to the Registrant’s Form 10-K filed with the Commission on March 29, 2000, and incorporated herein by reference.

(9)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 17, 2000, and incorporated herein by reference.

(10)	Filed as Exhibit 10.12 to Registrant’s Form 10-Q filed with the Commission on May 7, 2001, and incorporated herein by reference.

(11)	Filed as Exhibit 10.32 to Registrant’s Form 10-Q filed with the Commission on May 7, 2001, and incorporated herein by reference.

(12)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 19, 2002, and incorporated herein by reference.

(13)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on May 10, 2002, and incorporated herein by reference.

(14)	Filed as an Exhibit to Registrant’s Proxy Statement for the 2004 annual meeting of shareholders filed with the Commission April 6, 2004.

(15)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on August 9, 2004, and incorporated herein by reference.

(16)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2004, and incorporated herein by reference.

(17)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 22, 2005, and incorporated herein by reference.

(18)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on April 4, 2006, and incorporated herein by reference.

(19)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on May 31, 2006, and incorporated herein by reference.

(20)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2006, and incorporated herein by reference.

(21)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on September 19, 2006, and incorporated herein by reference.

(22)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2006, and incorporated herein by reference.

(23)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on January 8, 2008, and incorporated herein by reference.

(24)	Filed as an Exhibit to the Registrant’s Form 10-Q filed with the Commission on May 7, 2008, and incorporated herein by reference.

(25)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on May 29, 2008, and incorporated herein by reference.

(26)	Filed as an Exhibit to the Registrant’s Form 10-Q filed with the Commission on November 5, 2008, and incorporated herein by reference.

(27)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2009, and incorporated herein by reference.

(28)	Filed as an Exhibit to the Registrant’s Proxy Statement for the 2009 annual meeting of shareholders filed with the Commission on April 22, 2009, and incorporated herein by reference.

(29)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2009, and incorporated herein by reference.

(30)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on April 1, 2009, and incorporated herein by reference.

(31)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 14, 2009, and incorporated herein by reference.

(32)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2010, and incorporated herein by reference.

(33)	Available on the Registrant’s website at www.sykes.com, by clicking on “Investor Relations” and then “Corporate Governance” under the heading “Corporate Governance.”

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 1st day of March 2010.

SYKES ENTERPRISES, INCORPORATED (Registrant)

By:	/s/ W. Michael Kipphut W. Michael Kipphut,
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
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

Signature	Title	Date

/s/ Paul L. Whiting	Chairman of the Board	March 1, 2010
Paul L. Whiting

/s/ Charles E. Sykes	President and Chief Executive Officer and	March 1, 2010
Charles E. Sykes	Director (Principal Executive Officer)

/s/ Furman P. Bodenheimer, Jr.	Director	March 1, 2010
Furman P. Bodenheimer, Jr.

/s/ Mark C. Bozek	Director	March 1, 2010
Mark C. Bozek

/s/ Lt. Gen. Michael P. Delong (Ret.)	Director	March 1, 2010
Lt. Gen. Michael P. Delong (Ret.)

/s/ H. Parks Helms	Director	March 1, 2010
H. Parks Helms

/s/ Iain A. Macdonald	Director	March 1, 2010
Iain A. Macdonald

/s/ James S. MacLeod	Director	March 1, 2010
James S. MacLeod

/s/ Linda F. McClintock-Greco M.D.	Director	March 1, 2010
Linda F. McClintock-Greco M.D.

/s/ William J. Meurer	Director	March 1, 2010
William J. Meurer

/s/ James K. Murray, Jr.	Director	March 1, 2010
James K. Murray, Jr.

/s/ W. Michael Kipphut	Senior Vice President and Chief Financial Officer	March 1, 2010
W. Michael Kipphut	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sykes Enterprises, Incorporated
Tampa, Florida
We have audited the accompanying consolidated balance sheets of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sykes Enterprises, Incorporated and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Certified Public Accountants
Tampa, Florida
March 1, 2010

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

(in thousands, except per share data)	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$279,853	$219,050
Restricted cash	80,342	1,134
Receivables, net	167,666	157,067
Prepaid expenses	9,419	7,084
Other current assets	10,574	12,183

Total current assets	547,854	396,518
Property and equipment, net	80,264	80,390
Goodwill	21,209	23,191
Intangibles, net	2,091	4,586
Deferred charges and other assets	21,053	24,857

	$672,471	$529,542

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$75,000	$—
Accounts payable	21,725	26,419
Accrued employee compensation and benefits	51,127	47,194
Income taxes payable	3,341	4,485
Deferred revenue	30,083	26,955
Other accrued expenses and current liabilities	19,142	21,057

Total current liabilities	200,418	126,110
Deferred grants	11,005	9,340
Long-term income tax liabilities	5,376	5,077
Other long-term liabilities	4,998	4,985

Total liabilities	221,797	145,512

Commitments and loss contingency (Note 21)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 41,817 and 41,271 shares issued	418	413
Additional paid-in capital	166,514	158,216
Retained earnings	280,399	237,188
Accumulated other comprehensive income (loss)	7,819	(10,683)
Treasury stock at cost: 329 shares and 96 shares	(4,476)	(1,104)

Total shareholders’ equity	450,674	384,030

	$672,471	$529,542

See accompanying notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2009	2008	2007
Revenues	$846,041	$819,190	$710,120

Operating expenses:
Direct salaries and related costs	540,949	524,133	451,280
General and administrative	233,061	229,349	206,348
Provision for regulatory penalites	—	—	1,312
Impairment loss on goodwill and intangibles	1,908	—	—

Total operating expenses	775,918	753,482	658,940

Income from operations	70,123	65,708	51,180

Other income (expense):
Interest income	2,309	5,448	6,257
Interest (expense)	(993)	(433)	(803)
Impairment (loss) on investment in SHPS	(2,089)	—	—
Other income (expense)	(21)	11,259	(2,583)

Total other income (expense)	(794)	16,274	2,871

Income before provision for income taxes	69,329	81,982	54,051

Provision for income taxes:
Current	15,953	20,067	14,086
Deferred	10,165	1,354	106

Total provision for income taxes	26,118	21,421	14,192

Net income	$43,211	$60,561	$39,859

Net income per share:
Basic	$1.06	$1.49	$0.99

Diluted	$1.05	$1.48	$0.98

Weighted average shares:
Basic	40,707	40,618	40,387

Diluted	41,026	40,961	40,699

See accompanying notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock				Accumulated
			Additional		Other
	Shares		Paid-in	Retained	Comprehensive	Treasury
(In thousands)	Issued	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2007	45,254	$453	$179,021	$158,058	$5,869	$(51,928)	$291,473

Adjustment upon adoption of ASC 740-10 (Note 18)	—	—	—	(2,714)	—	—	(2,714)
Issuance of common stock	70	1	473	—	—	—	474
Stock-based compensation expense	—	—	4,171	—	—	—	4,171
Issuance of common stock and restricted stock under equity award plans	188	1	51	—	—	(50)	2
Issuance of common stock for business acquisition	25	—	468	—	—	—	468
Comprehensive income (loss)	—	—	—	39,859	31,588	—	71,447

Balance at December 31, 2007	45,537	455	184,184	195,203	37,457	(51,978)	365,321

Adjustment upon adoption of ASC 715-60 (Note 22)	—	—	—	(482)	—	—	(482)
Issuance of common stock	105	1	1,173	—	—	—	1,174
Stock-based compensation expense	—	—	4,756	—	—	—	4,756
Excess tax benefit from stock- based compensation	—	—	712	—	—	—	712
Issuance of common stock and restricted stock under equity award plans	236	3	61	—	—	(100)	(36)
Repurchase of common stock	—	—	—	—	—	(512)	(512)
Retirement of treasury stock	(4,644)	(46)	(33,346)	(18,094)	—	51,486	—
Issuance of common stock for business acquisition	37	—	676	—	—	—	676
Comprehensive income (loss)	—	—	—	60,561	(48,140)	—	12,421

Balance at December 31, 2008	41,271	413	158,216	237,188	(10,683)	(1,104)	384,030

Issuance of common stock	291	2	3,166	—	—	—	3,168
Stock-based compensation expense	—	—	5,158	—	—	—	5,158
Excess tax benefit from stock- based compensation	—	—	878	—	—	—	878
Issuance of common stock and restricted stock under equity award plans	255	3	(904)	—	—	(179)	(1,080)
Repurchase of common stock	—	—	—	—	—	(3,193)	(3,193)
Comprehensive income	—	—	—	43,211	18,502	—	61,713

Balance at December 31, 2009	41,817	$418	$166,514	$280,399	$7,819	$(4,476)	$450,674

See accompanying notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(in thousands)	2009	2008	2007
Cash flows from operating activities:
Net income	$43,211	$60,561	$39,859
Depreciation and amortization, net	28,323	27,965	25,235
Impairment losses	3,997	—	—
Unrealized foreign currency transaction losses, net	4,372	567	—
Stock-based compensation expense	5,158	4,756	4,171
Excess tax benefit from stock-based compensation	(878)	(712)	—
Deferred income tax provision	10,165	1,354	106
Net loss on disposal of property and equipment	197	322	339
(Reversals of) termination costs associated with exit activities	—	—	(54)
Bad debt expense	1,022	554	407
Write down of value added tax receivables	536	592	1,452
Unrealized (gain) loss on financial instruments, net	(437)	1,395	(542)
Amortization of discount on short-term investments	—	(173)	(292)
Amortization of actuarial (gains) losses on pension	(61)	(66)	43
Foreign exchange (gain) loss on liquidation of foreign entities	(3)	4	(13)
Release of valuation allowance on deferred tax assets	(5,807)	—	—
Amortization of unrealized (gain) on post retirement obligation	(31)	—	—
Amortization of deferred loan fees	268	—	—

Changes in assets and liabilities:
Receivables	(9,262)	(23,705)	(23,912)
Prepaid expenses	(719)	1,360	(2,940)
Other current assets	46	(1,035)	144
Deferred charges and other assets	(2,045)	(1,671)	(28)
Accounts payable	(2,186)	4,396	118
Income taxes receivable / payable	6,462	(1,151)	2,368
Accrued employee compensation and benefits	2,654	4,596	4,170
Other accrued expenses and current liabilities	1,336	(456)	723
Deferred revenue	(679)	925	(4,247)
Other long-term liabilities	1,973	479	1,142

Net cash provided by operating activities	87,612	80,857	48,249

Cash flows from investing activities:
Capital expenditures	(30,277)	(34,677)	(31,472)
Cash paid for business acquisitions, net of cash aquired	—	(2,400)	(1,600)
Proceeds from sale of property and equipment	216	170	128
Sale of short-term investments	—	17,535	(17,535)
Investment in restricted cash	(80,002)	(997)	(368)
Proceeds from release of restricted cash	839	847	1,600
Other	—	(129)	(130)

Net cash (used for) investing activities	(109,224)	(19,651)	(49,377)

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(continued)

(in thousands)	2009	2008	2007
Cash flows from financing activities:
Proceeds from issuance of stock	3,168	1,174	474
Excess tax benefit from stock-based compensation	878	712	—
Cash paid for repurchase of common stock	(3,193)	(512)	—
Proceeds from grants	3,491	123	248
Proceeds from short-term debt	75,000	26	242
Payments on short-term debt	—	(26)	(242)
Shares repurchased for minimum tax withholding on restricted stock	(1,080)	—	—
Cash paid for loan fees related to debt	(1,427)	—	—

Net cash provided by financing activities	76,837	1,497	722

Effects of exchange rates on cash	5,578	(21,335)	19,508

Net increase in cash and cash equivalents	60,803	41,368	19,102
Cash and cash equivalents — beginning	219,050	177,682	158,580

Cash and cash equivalents — ending	$279,853	$219,050	$177,682

Supplemental disclosures of cash flow information:

Cash paid during period for interest	$1,008	$369	$393
Cash paid during period for income taxes	$14,660	$23,635	$12,148

Non-cash transactions:
Property and equipment additions in accounts payable	$1,612	$5,318	$2,868
Unrealized gain on post retirement obligation in accumulated other
comprehensive income (loss)	$276	$—	$—
Issuance of common stock for business acquisition	$—	$676	468
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
     See Note 26 — Subsequent Event for information on the February 2, 2010 acquisition of ICT Group, Inc. (“ICT”).
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
     Principles of Consolidation — The consolidated financial statements include the accounts of SYKES and its wholly-owned subsidiaries and controlled majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
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
     Cash and Cash Equivalents — Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash in the amount of $279.9 million and $219.0 million at December 31, 2009 and 2008, respectively, was primarily held in interest bearing investments, which have an average maturity of less than 90 days. Cash and cash equivalents of $179.3 million and $199.1 million at December 31, 2009 and 2008, respectively, were held in international operations and may be subject to additional taxes if repatriated to the United States.
     Restricted Cash — Restricted cash includes cash whereby the Company’s ability to use the funds at any time is contractually limited or is generally designated for specific purposes arising out of certain contractual or other obligations.
     Allowance for Doubtful Accounts — The Company maintains allowances for doubtful accounts of $3.5 million and $3.1 million as of December 31, 2009 and 2008, or 2.1% and 2.0% of trade account receivables, respectively, for estimated losses arising from the inability of its customers to make required payments. The Company’s estimate is based on factors surrounding the credit risk of certain clients, historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change if the financial condition of the Company’s customers were to deteriorate, resulting in a reduced ability to make payments. Based on a review of the trade accounts receivables balances and activity, the Company increased the allowance for doubtful accounts during 2009 and 2008 by $1.0 million and $0.6 million, respectively.
     Property and Equipment — Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Improvements to leased premises are amortized over the shorter of the related lease term or the estimated useful lives of the improvements. Cost and related accumulated depreciation on assets retired or disposed of are removed from the accounts and any resulting gains or losses are credited or charged to income. Depreciation expense was $28.5 million, $27.6 million and $24.8 million for 2009, 2008 and 2007, respectively. Property and equipment includes $1.6 million, $5.3 million and $2.9 million of additions included in accounts payable at December 31, 2009, 2008 and 2007, respectively. Accordingly, non-cash transactions have been excluded from the accompanying Consolidated Statements of Cash Flows for 2009, 2008 and 2007, respectively.
     The Company capitalizes certain costs incurred to internally develop software upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Capitalized internally developed software costs, net of accumulated amortization, were $0.3 million and $0.5 million at December 31, 2009 and 2008, respectively.
     The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360 “Property, Plant and Equipment.” For purposes of recognition and measurement of an impairment loss, assets are grouped at the lowest levels for which there are identifiable cash flows (the “reporting unit”). An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. The Company determined that its property and equipment was not impaired as of December 31, 2009.

     Rent Expense —The Company has entered into several operating lease agreements, some of which contain provisions for future rent increases, rent free periods, or periods in which rent payments are reduced. The total amount of the rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease in accordance with ASC 840 (“ASC 840”) “Leases.”
     Investment in SHPS — The Company held a noncontrolling interest in SHPS, Inc. (“SHPS”), which was accounted for at cost of approximately $2.1 million as of December 31, 2008 and was included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheet as of December 31, 2008. In June 2009, the Company received notice from SHPS that the shareholders of SHPS had approved a merger agreement between SHPS and SHPS Acquisition, Inc., pursuant to which the common stock of SHPS, including the common stock owned by the Company, would be converted into the right to receive $0.000001 per share in cash. SHPS informed the Company that it believed the estimated fair value of the SHPS common stock to be equal to such per share amount. As a result of this transaction and evaluation of the Company’s legal options, the Company believed it was more likely than not that it would not be able to recover the $2.1 million carrying value of the investment in SHPS. Therefore, due to the decline in value that is other than temporary, management recorded a non-cash impairment loss of $2.1 million included in “Impairment loss on investment in SHPS” during the second quarter ended June 30, 2009. Subsequent to the recording of the impairment loss, the Company liquidated its noncontrolling interest in SHPS by converting its SHPS common stock into cash for $0.000001 per share during the quarter ended September 30, 2009.
     Investments Held in Rabbi Trust — Securities held in a rabbi trust for a supplemental nonqualified executive retirement program, as more fully described in Note 23 — Stock-Based Compensation, include the fair market value of debt and equity securities held in various mutual funds. The fair market value of these mutual funds, classified as trading securities in accordance with ASC 320 (“ASC 320”) “Investment — Debt and Equity Securities”, is determined by quoted market prices and is adjusted to the current market price at the end of each reporting period. The net realized and unrealized gains and losses on trading securities are included in “Other income and expense” in the accompanying Consolidated Statements of Operations. For purposes of determining realized gains and losses, the cost of securities sold is based on specific identification.
     Short-term Investments — Short-term investments are investments that are highly liquid, held to maturity according to the provisions of ASC 320 (“ASC 320”) “Investment — Debt and Equity Securities”, and have terms greater than three months, but less than one year, at the time of acquisition. At December 31, 2009 and 2008, the Company held no short term investments.
     Goodwill — The Company accounts for goodwill and other intangible assets under ASC 350 (“ASC 350”) “Intangibles — Goodwill and Other.” Goodwill and other intangible assets with indefinite lives are not subject to amortization, but instead must be reviewed at least annually, and more frequently in the presence of certain circumstances, for impairment by applying a fair value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under ASC 350, the carrying value of assets is calculated at the lowest levels for which there are identifiable cash flows (the “reporting unit”). If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. During the second quarter of 2009, based on the presence of certain circumstances, the Company recorded an impairment loss on the goodwill related to the March 2005 acquisition of Kelly, Luttmer & Associates Limited (“KLA”). See Note 3 — Goodwill and Intangible Assets for further information.
     During the third quarter of 2009, the Company completed its annual goodwill impairment test, which included the consideration of recent economic developments, and determined that the carrying amount of goodwill was not impaired as of September 30, 2009. The Company expects to receive future benefits from the remaining previously acquired goodwill over an indefinite period of time.
     Intangible Assets — Intangible assets, primarily customer relationships, existing technologies and covenants not to compete, are amortized using the straight-line method over their estimated useful lives which approximates the pattern in which the economic benefits of the assets are consumed. The Company periodically evaluates the recoverability of intangible assets and takes into account events or changes in circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. Fair value for intangible assets is based on discounted cash flows, market multiples and/or appraised values as appropriate. The Company does not have intangible assets with indefinite lives. During 2009, based on changes in circumstances, the Company recorded an impairment loss on intangible assets related to the KLA acquisition mentioned above. See Note 3 — Goodwill and Intangible Assets for further information.

     Value Added Tax Receivables — The Philippine operations are subject to Value Added Tax, or VAT, which is usually applied to all goods and services purchased throughout the Philippines. Upon validation and certification of the VAT receivables by the Philippine government, the VAT receivables are held for sale through third-party brokers. The Company sells VAT credits to others due to its current tax holiday status in the Philippines and resulting inability to fully utilize these credits. This process through collection typically takes three to five years. The VAT receivables balance, which is recorded at net realizable value, is $6.2 million and $7.5 million as of December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, the VAT receivables of $5.6 million and $4.9 million, respectively, are included in “Deferred Charges and Other Assets”, $0.0 million and $1.1 million, respectively, are included in “Other Current Assets” and $0.6 million and $1.5 million, respectively, are included in “Receivables” in the accompanying Consolidated Balance Sheets. During the years ended December 31, 2009, 2008 and 2007, the Company wrote down the VAT receivables balance by $0.5 million, $0.6 million, and $1.4 million, respectively.
     Income Taxes — The Company accounts for income taxes under ASC 740 (“ASC 740”) “Income Taxes” which requires recognition of deferred tax assets and liabilities to reflect tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the accompanying Consolidated Financial Statements. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that the deferred tax assets will not be realized in accordance with criteria of ASC 740.
     The Company evaluates tax positions that have been taken or are expected to be taken in its tax returns, and records a liability for uncertain tax positions in accordance with ASC 740. ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying Consolidated Financial Statements.
     Self-Insurance Programs — The Company self-insures for certain levels of workers’ compensation. Estimated costs of this self-insurance program are accrued at the projected settlements for known and anticipated claims. The self-insurance liabilities total $0.3 million and $0.4 million as of December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, self-insurance liabilities of $0.1 million and $0.2 million, respectively, are included in “Accrued employee compensation and benefits”, and $0.2 million and $0.2 million, respectively, are included in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.
     Deferred Grants — Recognition of income associated with grants for land and the acquisition of property, buildings and equipment is deferred until after the completion and occupancy of the building and title has passed to the Company, and the funds have been released from escrow. The deferred amounts for both land and building are amortized and recognized as a reduction of depreciation expense included within general and administrative costs over the corresponding useful lives of the related assets. Amounts received in excess of the cost of the building are allocated to the cost of equipment and, only after the grants are released from escrow, recognized as a reduction of depreciation expense over the weighted average useful life of the related equipment, which approximates five years. Amortization of the deferred grants that is included as a reduction to “General and administrative” costs in the accompanying Consolidated Statements of Operations was approximately $1.2 million, $1.1 million and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Upon sale of the related facilities, any deferred grant balance is recognized in full and is included in the gain on sale of property and equipment.
     In addition, the Company receives grants from a government entity in Ireland as an incentive to create and maintain permanent employment positions for a period of five years. The grants are repayable, under certain terms and conditions, if the Company’s relevant employment levels do not meet or exceed the employment levels set forth in the grant agreement. Accordingly, the grant monies received are deferred and amortized using the proportionate performance model over the five-year employment period. Amortization of the employment deferred grants, recorded as a reduction to “General and administrative” costs in the accompanying Consolidated Statements of Operations, was $0.1 million, $0.2 million and $0.1 million for 2009, 2008 and 2007, respectively.
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
     Stock-Based Compensation — The Company has three stock-based compensation plans: the 2001 Equity Incentive Plan (for employees and certain non-employees), the 2004 Non-Employee Director Fee Plan (for non-employee directors), both approved by the shareholders, and the Deferred Compensation Plan (for certain eligible employees). All of these plans are discussed more fully in Note 23 — Stock-Based Compensation. Stock-based awards under these plans may consist of common stock, common stock units, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Company issues common stock and treasury stock to satisfy stock option exercises or vesting of stock awards.
     In accordance with ASC 718 (“ASC 718”) “Compensation — Stock Compensation”, the Company recognizes in its income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Compensation expense for equity-based awards is recognized over the requisite service period, usually the vesting period, while compensation expense for liability-based awards (those usually settled in cash rather than stock) is measured to fair-value at each balance sheet date until the award is settled.
     Fair Value of Financial Instruments — The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
•	Cash, Short-term and Other Investments, Investments Held in Rabbi Trust, Short-term Debt and Accounts Payable. The carrying values reported in the balance sheet for cash, short-term and other investments, investments held in rabbi trust, short-term debt and accounts payable approximate their fair values.

•	Forward currency forward contracts. Forward currency forward contracts are recognized in the balance sheet at fair value based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions.

•	Long-Term Debt. The fair value of long-term debt, including the current portion thereof, is estimated based on the quoted market price for the same or similar types of borrowing arrangements.
     Fair Value Measurements — Effective January 1, 2008, the Company adopted the provisions of ASC 820 (“ASC 820”) “Fair Value Measurements and Disclosures” and ASC 825 (“ASC 825”) “Financial Instruments”. ASC 820, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820-10-20 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.
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
     Fair Value Hierarchy — ASC 820-10-35 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:

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
     Investments Held in Rabbi Trust — The Company maintains a non-qualified deferred compensation plan structured as a rabbi trust for certain eligible employees. The investment assets of the rabbi trust are valued using quoted market prices multiplied by the number of shares held in the trust, which are classified in Level 1 of the fair value hierarchy. For additional information about the deferred compensation plan, refer to Notes 9 and 23.
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
     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, the Company discontinues hedge accounting prospectively. At December 31, 2009, all hedges were determined to be highly effective.
     The Company also periodically enters into forward contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivative instruments is to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange rates. See Note 8 — Financial Derivatives for further information on financial derivative instruments.
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
     In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on ASC 715-60 (“ASC 715-60”) “Topic 715
Compensation — Retirement Benefits — Subtopic 60 Defined Benefits Plans — Other Postretirement”. ASC 715-60 provides guidance on the employer’s recognition of assets, liabilities and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods. The Company adopted the provisions of ASC 715-60 on January 1, 2008. As a result of the implementation of ASC 715-60, the Company recognized a $0.5 million liability for a postretirement benefit obligation related to a split dollar arrangement on behalf of its founder and former Chairman and Chief Executive Officer which was accounted for as a reduction to the January 1, 2008 balance of retained earnings. See Note 22 — Defined Benefit Pension Plan and Post-Retirement Benefits for further information.
     In December 2007, the FASB issued ASC 805 (“ASC 805”) “Business Combinations” and modifications to ASC 810 (“ASC 810”) “Consolidation”. ASC 805 changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. ASC 810 includes changes to the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. On January 1, 2009, the Company adopted the provisions of ASC 805 and the modifications to ASC 810, relating to noncontrolling interests. ASC 805 will be applied prospectively for all business combinations entered into after January 1, 2009, the date of adoption. See Note 3 — Goodwill and Intangible Assets for further information. The modified provisions of ASC 810 will also be applied prospectively to all noncontrolling interests, except for the presentation and disclosure provisions which are applied retrospectively to any noncontrolling interests that arose before January 1, 2009. The adoption of these standards did not have a material impact on the Company’s financial condition, results of operations or cash flows.

     In March 2008, the FASB issued modifications to ASC 815 (“ASC 815”) “Derivatives and Hedging”, requiring increased qualitative, quantitative, and credit-risk disclosures about an entity’s derivative instruments and hedging activities. On January 1, 2009, the Company adopted the modifications to ASC 815. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows. See Note 8 — Financial Derivatives for further information.
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
     In December 2008, the FASB issued modifications to ASC 715-20 (“ASC 715-20”) “Topic 715 Compensation — Retirement Benefits — Subtopic 20 Defined Benefits Plans — General”, which provides additional guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. The modifications to ASC 715-20 are effective for financial statements issued for fiscal years ending after December 15, 2009. The adoption of the modifications to ASC 715-20 did not have a material impact on the Company’s financial condition, results of operations or cash flows. See Note 22 — Defined Benefit Pension Plan and Post-Retirement Benefits for further information.
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
     In April 2009, the FASB issued modifications to ASC 825 (“ASC 825”) “Financial Instruments”, to extend the annual disclosures about fair value of financial instruments to interim reporting periods. The modifications to ASC 825 are effective for interim reporting periods ending after June 15, 2009, and were adopted on April 1, 2009. The adoption of these modifications to ASC 825 did not have a material impact on the Company’s financial condition, results of operations or cash flows. See Note 1- Basis of Presentation and Summary of Significant Accounting Policies — Fair Value Measurements for further information.
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
     In April 2009, the FASB issued modifications to ASC 320 (“ASC 320”) “Investments—Debt and Equity Securities”, which amends the recognition and presentation of other-than-temporary impairments for debt securities and provides new disclosure requirements for both debt and equity securities. Upon adoption of the modifications to ASC 320, the non-credit component of previously recognized other-than-temporary impairment on debt securities held on that date is reclassified from Retained Earnings to Accumulated Other Comprehensive Income and reported as a cumulative-effect adjustment as of the beginning of the period of adoption, if the entity does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis. The modifications to ASC 320 are effective for interim and annual reporting periods ending after June 15, 2009, and were adopted on April 1, 2009. The adoption of these ASC 320 modifications did not have a material impact on the Company’s financial condition, results of operations or cash flows. See Note 9 — Investments Held in Rabbi Trust for further information.

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
     In September 2009, the FASB issued ASU No. 2009-12 (“ASU 2009-12”), “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, which provides guidance on measuring the fair value of certain alternative investments. ASU 2009-12 amends ASC 820 to offer investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009, and was adopted on October 1, 2009. This standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.
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

Note 2. Fair Value
     The Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 subject to the requirements of ASC 820 consist of the following (in thousands):

	Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets For	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2009	Level (1)	Level (2)	Level (3)
Assets:
Money Market Funds and Open-end Mutual Funds (1)	$234,659	$234,659	$—	$—
Foreign Currency Forward Contracts(2)	2,866	—	2,866	—
Investments held in Rabbi Trust for the Deferred Compensation Plan (3)	2,437	2,437	—	—
Guaranteed Investment Certificates (4)	46	—	46	—

Total Assets	$240,008	$237,096	$2,912	$—

Liabilities:
Foreign Currency Forward Contracts (5)	$326	$—	$326	$—

Total Liabilities	$326	$—	$326	$—

(1)	Included $80.3 million in “Restricted cash”, $153.7 million in “Cash and cash equivalents” and $0.7 million in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheet.

(2)	Included in “Other current assets” in the accompanying Consolidated Balance Sheet. See Note 7.

(3)	Included in “Other current assets” in the accompanying Consolidated Balance Sheet. See Note 7.

(4)	Included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheet.

(5)	Included in “Other accrued expense and current liabilities” in the accompanying Consolidated Balance Sheet. See Note 15.
     The Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 subject to the requirements of ASC 820 consist of the following (in thousands):

	Fair Value Measurments at December 31, 2008 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets For	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2008	Level (1)	Level (2)	Level (3)
Assets:
Money Market Funds and Open-end Mutual Funds (1)	$111,423	$111,423	$—	$—
Investments held in Rabbi Trust for the Deferred Compensation Plan (2)	1,386	1,386	—	—
Guaranteed Investment Certificates (3)	858	—	858	—

Total Assets	$113,667	$112,809	$858	$—

Liabilities:
Foreign Currency Forward Contracts (4)	$11,654	$—	$11,654	$—

Total Liabilities	$11,654	$—	$11,654	$—

(1)	Included $110.7 million in “Cash and cash equivalents” and $0.7 million in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheet.

(2)	Included in “Other current assets” in the accompanying Consolidated Balance Sheet. See Note 7.

(3)	Included $0.1 million in “Deferred charges and other assets” and $0.8 million classified as “Restricted cash” in the accompanying Consolidated Balance Sheet.

(4)	Included in “Other accrued expense and current liabilities” in the accompanying Consolidated Balance Sheet. See Note 15.

     Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs as described in Note 1, like those associated with acquired businesses, including goodwill and other intangible assets, investments at cost and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more of these assets are determined to be impaired. The Company’s assets measured at fair value on a nonrecurring basis (no liabilities) utilizing Level 3 inputs as described in Note 1 as of December 31, 2009 subject to the requirements of ASC 820 consist of the following (in thousands):

		For the Year
		Ended
		December 31,
	Balance at	2009
	December 31,	Total Gains
	2009	(Losses)
Assets:

KLA assets:
Goodwill	$—	$(629)
Intangibles, net	—	(1,279)

	—	(1,908)
Investment in SHPS (1)	—	(2,089)

Total Assets	$—	$(3,997)

(1)	See Note 1, Investment in SHPS, for the reason for the fair value measurement, description of the inputs and the information used to develop the inputs.
     On June 30, 2009, the Company committed to a plan to sell or close its Employee Assistance and Occupational Health operations in Calgary, Alberta, Canada, which was originally acquired on March 1, 2005 when the Company purchased the shares of KLA. As a result of KLA’s actual and forecasted operating results for 2009, deterioration of the KLA customer base and loss of key employees, the Company determined to sell or close the Calgary operations on or before December 31, 2009 for less than its current carrying value. This decline in value was other than temporary, therefore, the Company recorded a non-cash impairment loss of $1.0 million related to intangible assets (primarily customer relationships) and $0.6 million related to goodwill included in “Impairment loss on goodwill and intangibles” during the three months ended June 30, 2009. Subsequently, the Company decided to close the Calgary operations and wrote off the remaining balance of the intangible assets of $0.3 million during the three months ended September 30, 2009. The accompanying Consolidated Statements of Operations for 2009 includes “Impairment loss on goodwill and intangibles” of $1.9 million related to the Calgary operations (none in 2008). In December 2009, the Company accrued $0.7 million related to the lease obligation net of the underlying sub-lease amounts, of which $0.3 million and $0.4 million were included in “Other accrued expenses and current liabilities” and “Other long-term liabilities”, respectively, in the accompanying Consolidated Balance Sheet as of December 31, 2009. This lease obligation is expected to be paid through the remainder of the lease term ending July 2012. In addition, in 2009, the Company paid $0.1 million in one-time employee termination benefits. Income (loss) from operations for KLA for 2009 and 2008 were not material to the consolidated income from operations; therefore, the results of operations of KLA have not been presented as discontinued operations in the accompanying Consolidated Statement of Operations.
Note 3. Goodwill and Intangible Assets
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

$30,442

     Amortization expense, related to the purchased intangible assets resulting from the acquisitions (other than goodwill), of $1.0 million, $1.4 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007 respectively, is included in “General and administrative” costs in the accompanying Consolidated Statements of Operations.
     The following table presents the Company’s purchased intangible assets (in thousands) as of December 31, 2009:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Intangibles	Amortization	Intangibles	Period (years)

Customer relationships	$4,437	$2,588	$1,849	6
Trade name	807	565	242	5
Non-compete agreement	161	161	—	2
Other	133	133	—	3

	$5,538	$3,447	$2,091	6

     The following table presents the Company’s purchased intangible assets (in thousands) as of December 31, 2008:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Intangibles	Amortization	Intangibles	Period (years)

Customer relationships	$6,711	$2,596	$4,115	7
Trade name	892	446	446	5
Non-compete agreement	610	610	—	2
Other	237	212	25	3

	$8,450	$3,864	$4,586	6

     The Company’s estimated future amortization expense for the five succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to December 31, 2009, is as follows (in thousands):

Years Ending December 31,	Amount

2010	$901
2011	$820
2012	$370
2013	$—
2014	$—

     Changes in goodwill, within the America’s segment, consist of the following (in thousands):

		Accumulated
		Impairment
Years Ending December 31,	Gross Amount	Losses	Net Amount

Balance at December 31, 2007	$22,468	$—	$22,468
Contingent payment for Apex acquisition	3,076	—	3,076
Foreign currency translation	(2,353)	—	(2,353)

Balance at December 31, 2008	23,191	—	23,191
Impairment on KLA goodwill (see Note 2)	—	(629)	(629)
Foreign currency translation	(1,353)	—	(1,353)

Balance at December 31, 2009	$21,838	$(629)	$21,209

Note 4. Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company’s credit concentrations are limited due to the wide variety of customers and markets in which the Company’s services are sold. See Note 8 - Financial Derivatives, for a discussion of the Company’s credit risk relating to financial derivative instruments, and Note 24 — Segments and Geographic Information, for a discussion of the Company’s customer concentration.
Note 5. Receivables
     Receivables consist of the following (in thousands):

	December 31,	December 31,
	2009	2008
Trade accounts receivable	$169,049	$155,765
Income taxes receivable	167	1,245
Other	1,980	3,128

	171,196	160,138

Less allowance for doubtful accounts	3,530	3,071

	$167,666	$157,067

Note 6. Prepaid Expenses
     Prepaid expenses consist of the following (in thousands):

	December 31,	December 31,
	2009	2008
Inventory, at cost	$1,205	$1,604
Prepaid rent	1,470	1,217
Prepaid maintenance	2,688	1,942
Prepaid insurance	1,112	640
Prepaid other	2,944	1,681

	$9,419	$7,084

Note 7. Other Current Assets
     Other current assets consist of the following (in thousands):

	December 31,	December 31,
	2009	2008
Deferred tax assets (Note 18)	$3,126	$8,199
Financial derivatives (Note 8)	2,866	—
Investments held in Rabbi Trust (Note 9)	2,437	1,386
Value added tax certificates (Note 1)	—	1,121
Other current assets	2,145	1,477

	$10,574	$12,183

Note 8. Financial Derivatives
     The Company had derivative assets and liabilities relating to outstanding forward contracts, designated as cash flow hedges, as defined under ASC 815, consisting of Philippine peso (“PHP”) contracts, maturing within 12 months with a notional value of $39.4 million and $107.0 million as of December 31, 2009 and 2008, respectively, and Canadian dollar contracts maturing within 6 months with a notional value of $3.8 million as of December 31, 2009 (none in 2008). These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.
     The Company had a total of $2.0 million and $(7.8) million of deferred gains (losses), net of taxes of $0.8 million and $(3.0) million, on these derivative instruments as of December 31, 2009 and 2008, respectively, recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Consolidated Balance Sheets. The deferred gains expected to be reclassified to “Revenues” from AOCI during the next twelve months is $2.9 million. However, this amount and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the forward contracts.
     The Company also periodically enters into forward contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivative instruments is to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange rates, primarily related to intercompany loan payments. During 2009, the Company entered into a forward contract to sell 12.5 million Canadian dollars at fixed prices of Euro 8.1 million, which will settle in August 2010. During 2008, the Company entered into a forward contract to sell 25.0 million Canadian dollars at fixed prices of Euro 14.6 million, which settled in December 2009. Additionally, during 2009, the Company entered into and settled forward contracts to sell $0.9 million U.S. dollars at fixed prices of 1.1 million Canadian dollars and to sell PHP 175.0 million at fixed prices of Euro 2.8 million. See Note 1 for further information on foreign currency and derivative instruments.
     The Company had the following outstanding foreign currency forward contracts (in thousands):

As of December 31, 2009		As of December 31, 2008
Foreign	Currency	Foreign	Currency
Currency	Denomination	Currency	Denomination
U.S. Dollars	Philippine	U.S. Dollars	Philippine
	Pesos 1,970,189		Pesos 4,645,715

Canadian Dollars	Euros 8,066	Canadian Dollars	Euros 14,641

U.S. Dollars	Canadian
Dollars 4,050
     In January 2010 to hedge intercompany forecasted cash outflows, the Company entered into forward contracts to sell U.S. dollars of $5.8 million at fixed prices of 6.1 million Canadian dollars through December 2010 and to sell PHP 350 million at fixed prices of Euro 5.2 million through June 2010.

     As of December 31, 2009, the maximum amount of loss due to credit risk that, based on the gross fair value of the financial instruments, the Company would incur if parties to the financial instruments that make up the concentration failed to perform according to the terms of the contracts is $2.9 million.
     The following tables present the fair value of the Company’s derivative instruments as of December 31, 2009 and 2008 included in the accompanying Consolidated Balance Sheets (in thousands):

	Derivative Assets
	December 31, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:

Foreign currency forward contracts	Other current assets	$2,866	—	$—

Total derivative assets		$2,866		$—

	Derivative Liabilities
	December 31, 2009		December 31, 2008
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Foreign currency forward contracts	Other accrued expenses and current liabilities	$—	Other accrued expenses and current liabilities	$11,377

Derivatives not designated as hedging instruments under ASC 815(1):

Foreign currency forward contracts	Other accrued expenses and current liabilities	326	Other accrued expenses and current liabilities	277

Total derivative liabilities		$326		$11,654

(1)	See Note 1 for additional information on the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

     The following tables present the effect of the Company’s derivative instruments for the 2009 and 2008 in the accompanying Consolidated Financial Statements (in thousands):

				Gain (Loss)
	Gain (Loss)			Reclassified From		Gain (Loss)
	Recognized in AOCI			Accumulated AOCI		Recognized in Income
	on Derivative		Statement	Into Income (Effective		on Derivative
	(Effective Portion)		of	Portion)		(Ineffective Portion)
	December 31,		Operations	December 31,		December 31,
	2009	2008	Location	2009	2008	2009	2008
Derivatives in ASC 815 cash flow hedging relationships:
Foreign currency forward contracts	$5,082	$(21,247)	Revenues	$(9,257)	$(1,896)	$—	$(494)

	$5,082	$(21,247)		$(9,257)	$(1,896)	$—	$(494)

		Gain (Loss) Recognized
	Statement of	in Income on Derivative
	Operations	December 31,
	Location	2009	2008
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	Revenues	$(53)	$6
Foreign currency forward contracts	Other income and (expense)	(1,928)	(267)

		$(1,981)	$(261)

Note 9. Investments Held in Rabbi Trust
     The Company’s Investments Held in Rabbi Trust, classified as trading securities and included in “Other current assets” in the accompanying Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	December 31, 2009		December 31, 2008
	Cost	Fair Value	Cost	Fair Value

Mutual Funds	$2,454	$2,437	$1,810	$1,386

     Investments Held in Rabbi Trust were comprised of mutual funds, 69% of which are equity-based and 31% were debt-based at December 31, 2009. Investment income, included in “Other income (expense)” in the accompanying Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 consists of the following (in thousands):

	December 31,
	2009	2008	2007
Gross realized gains from sale of trading securities	$41	$2	$2
Gross realized losses from sale of trading securities	(21)	(13)	(4)
Dividend and interest income	46	44	124
Net unrealized holding gains (losses)	341	(660)	(71)

Net investment income (losses)	$407	$(627)	$51

Note 10. Short-term Investments
     As of December 31, 2007, the Company had short-term investments of $17.8 million in commercial paper (none for 2009 or 2008) with a remaining maturity of less than one year. Short-term investments are carried at amortized cost, which approximates fair value. Therefore, there were no significant unrecognized holding gains or losses at December 31, 2007.
Note 11. Property and Equipment
     Property and equipment consist of the following (in thousands):

	December 31,	December 31,
	2009	2008
Land	$4,323	$4,180
Buildings and leasehold improvements	62,832	57,082
Equipment, furniture and fixtures	204,931	188,550
Capitalized software development costs	3,010	3,074
Transportation equipment	774	706
Construction in progress	748	498

	276,618	254,090
Less accumulated depreciation	196,354	173,700

	$80,264	$80,390

Note 12. Deferred Charges and Other Assets
     Deferred charges and other assets consist of the following (in thousands):

	December 31,	December 31,
	2009	2008
Non-current deferred tax assets (Note 18)	$11,570	$14,679
Non-current value added tax certificates (Note 1)	5,644	4,924
Restricted cash (Note 21)	466	453
Investment in SHPS, Incorporated, at cost (Note 1)	—	2,089
Other	3,373	2,712

	$21,053	$24,857

Note 13. Accrued Employee Compensation and Benefits
     Accrued employee compensation and benefits consist of the following (in thousands):

	December 31,	December 31,
	2009	2008
Accrued compensation	$18,872	$15,245
Accrued vacation	11,913	10,954
Accrued bonus and commissions	9,312	10,021
Accrued employment taxes	8,519	8,657
Other	2,511	2,317

	$51,127	$47,194

Note 14. Deferred Revenue
The components of deferred revenue consist of the following (in thousands):

	December 31, 2009	December 31, 2008
Future service	$25,027	$23,530
Estimated potential penalties and holdbacks	5,056	3,425

	$30,083	$26,955

Note 15. Other Accrued Expenses and Current Liabilities
     Other accrued expenses and current liabilities consist of the following (in thousands):

	December 31,	December 31,
	2009	2008
Deferred tax liabilities (Note 18)	$6,453	$—
Accrued legal and professional fees	4,304	3,097
Accrued roadside assistance claim costs	2,207	1,937
Accrued rent	920	446
Accrued telephone charges	535	556
Forward contracts (Note 8)	326	11,654
Other	4,397	3,367

	$19,142	$21,057

Note 16. Borrowings
     On February 2, 2010, the Company entered into a new Credit Agreement (the “New Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (‘KeyBank”). The New Credit Agreement provides for a $75 million term loan (the “Term Loan”) and a $75 million revolving credit facility, the amount which is subject to certain borrowing limitations, and includes certain customary financial and restrictive covenants. The Company drew down the full $75 million Term Loan on February 2, 2010 in connection with the acquisition of ICT Group, Inc. (“ICT”) on such date. See Note 26 — Subsequent Event for further information about the ICT acquisition.
     The $75 million revolving credit facility provided under the New Credit Agreement replaces the previous senior revolving credit facility provided by KeyBank under a credit agreement, dated March 30, 2009, among SYKES, the lenders party thereto, and KeyBank, as Lead Arranger, Sole Book Runner and Administrative Agent, which agreement was terminated simultaneous with entering into the New Credit Agreement. The $75 million revolving credit facility, which includes a $40 million multi-currency sub-facility, a $10 million swingline sub-facility and a

$5 million letter of credit sub-facility, may be used for general corporate purposes including strategic acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Company is not currently aware of any inability of its lenders to provide access to the full commitment of funds that exist under the revolving credit facility, if necessary. However, due to recent economic conditions and the volatile business climate facing financial institutions, there can be no assurance that such facility will be available to the Company, even though it is a binding commitment. The Term Loan and the revolving credit facility will mature on February 1, 2013. The Term Loan is required to be repaid in quarterly amounts commencing on June 30, 2010 and continuing at the end of each quarter thereafter as follows: $2.5 million per quarter in 2010, $3.75 million per quarter in 2011, and $5 million per quarter in 2012, with a final payment due at maturity.
     Borrowings under the New Credit Agreement bear interest at either LIBOR or the base rate plus, in each case, an applicable margin based on the Company’s leverage ratio. The applicable interest rate is determined quarterly based on the Company’s leverage ratio at such time. The base rate is a rate per annum equal to the greatest of (i) the rate of interest established by KeyBank, from time to time, as its “prime rate”; (ii) the Federal Funds effective rate in effect from time to time, plus 1/2 of 1% per annum; and (iii) the then-applicable LIBOR rate for one month interest periods, plus 1.00%. Swing Line Loans bear interest only at the base rate plus the base rate margin. In addition, the Company is required to pay certain customary fees, including a commitment fee of up to 0.75%, which is due quarterly in arrears and calculated on the average unused amount of the revolving credit facility.
     The New Credit Agreement is guaranteed by all of the Company’s existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all the direct foreign subsidiaries of the Company and the guarantors.
     On December 11, 2009, Sykes (Bermuda) Holdings Limited, a Bermuda exempted company (“Sykes Bermuda”) which is an indirect wholly-owned subsidiary of the Company, entered into a credit agreement with KeyBank (the “Bermuda Credit Agreement”). The Bermuda Credit Agreement provides for a $75 million short-term loan to Sykes Bermuda and requires that Sykes Bermuda and its direct subsidiaries maintain cash and cash equivalents of at least $80 million at all times. The $80.0 million is included in “Restricted Cash” in the accompanying Consolidated Balance Sheet as of December 31, 2009. Sykes Bermuda drew down the full $75 million on December 11, 2009 and paid an underwriting fee of $0.8 million which was deferred and amortized over the term of the loan. The loan, which matures on March 31, 2010, is secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all the direct subsidiaries of Sykes Bermuda. The Bermuda Credit Agreement requires Sykes Bermuda to prepay the outstanding loan, subject to certain exceptions, with the net cash proceeds of all asset dispositions, debt issuances, and insurance and condemnation proceeds not used to replace or rebuild the affected property. Outstanding amounts bear interest, at the option of Sykes Bermuda, at either a Eurodollar Rate (as defined in the Bermuda Credit Agreement) or a Base Rate (as defined in the Bermuda Credit Agreement) plus, in each case, an applicable margin specified in the Bermuda Credit Agreement. The $75 million outstanding short-term loan under the Bermuda Credit Agreement, with a current interest rate of 3.8125% in 2009, is included in “Current liabilities” in the accompanying Consolidated Balance Sheet as of December 31, 2009. The related interest expense and amortization of deferred loan fees of $0.3 million are included in “Interest expense” in the accompanying Consolidated Statement of Operations for 2009 (none in 2008).
     Simultaneous with the execution and delivery of the Bermuda Credit Agreement, the Company entered into a Guaranty of Payment agreement with KeyBank, pursuant to which the obligations of Sykes Bermuda under the Bermuda Credit Agreement are guaranteed by the Company.
     Also, simultaneous with the execution and delivery of the Bermuda Credit Agreement, SYKES, KeyBank and the other lenders party thereto entered into a First Amendment Agreement, amending the credit agreement, dated March 30, 2009, between the Company, KeyBank and the other lenders party thereto. The First Amendment Agreement amended the terms of the credit agreement to permit the loan to Sykes Bermuda and the Company’s guaranty of that loan. As of December 31, 2009 and 2008, there were no outstanding balances and no borrowings in 2009 under the credit agreement dated March 30, 2009. As previously mentioned, this credit agreement, dated March 30, 2009, was terminated on February 2, 2010 simultaneous with entering into the New Credit Agreement.

Note 17. Accumulated Other Comprehensive Income (Loss)
     The Company presents data in the Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220 (“ASC 220”) “Comprehensive Income”. ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

		Unrealized	Unrealized	Unrealized
	Foreign	Actuarial Gain	Gain (Loss) on	Gain (Loss) on
	Currency	(Loss) Related	Cash Flow	Post
	Translation	to Pension	Hedging	Retirement
	Adjustment	Liability	Instruments	Obligation	Total

Balance at January 1, 2007	$6,913	$(1,044)	$—	$—	$5,869
Pre tax amount	23,195	4,166	13,821	—	41,182
Tax (provision)	—	(803)	(2,693)	—	(3,496)
Reclassification to net income	(13)	43	(6,128)	—	(6,098)
Foreign currency translation	197	(197)	—	—	—

Balance at December 31, 2007	30,292	2,165	5,000	—	37,457
Pre tax amount	(34,451)	48	(21,247)	—	(55,650)
Tax (provision) benefit	—	(479)	5,664	—	5,185
Reclassification to net income	(4)	(61)	2,390	—	2,325
Foreign currency translation	(73)	(286)	359	—	—

Balance at December 31, 2008	(4,236)	1,387	(7,834)	—	(10,683)
Pre tax amount	8,360	(279)	5,082	307	13,470
Tax (provision) benefit	—	121	(4,255)	—	(4,134)
Reclassification to net income	3	(63)	9,257	(31)	9,166
Foreign currency translation	190	41	(231)	—	—

Balance at December 31, 2009	$4,317	$1,207	$2,019	$276	$7,819

     Earnings associated with the Company’s investments in its subsidiaries are considered to be permanently invested and no provision for income taxes on those earnings or translation adjustments has been provided. In connection with the Company’s borrowing of a $75 million Term Loan on February 2, 2010 to close the ICT acquisition and a $10 million increase in estimated costs relating to the ICT transaction, the Company was deemed to have changed its assertion regarding the permanent reinvestment of $85.0 million of foreign subsidiaries’ accumulated and undistributed earnings, the tax effect of which was required to be recorded for financial reporting purposes in the fourth quarter of 2009. See Note 18 — Income Taxes for further information. The Finance Committee of our Board of Directors approved the repatriation of $85 million of foreign subsidiaries’ accumulated and undistributed earnings on February 8, 2010.
Note 18. Income Taxes
     The income (loss) before provision for income taxes includes the following components (in thousands):

	Years Ended December 31,
	2009	2008	2007
Domestic (U.S., state and local)	$(224)	$(7,207)	$(7,426)
Foreign	69,553	89,189	61,477

Total income before provision for income taxes	$69,329	$81,982	$54,051

     Significant components of the income tax provision are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Current:
U.S. federal	$1,406	$(323)	$403
State and local	—	—	66
Foreign	14,547	20,390	13,617

Total current provision for income taxes	15,953	20,067	14,086

Deferred:
U.S. federal	11,791	3,600	57
State and local	158	357	7
Foreign	(1,784)	(2,603)	42

Total deferred provision for income taxes	10,165	1,354	106

Total provision for income taxes	$26,118	$21,421	$14,192

     The temporary differences that give rise to significant portions of the deferred income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Accrued expenses	$14,831	$(932)	$(957)
Net operating loss and tax credit carryforwards	2,188	4,093	1,465
Depreciation and amortization	(863)	1,750	435
Deferred revenue	(722)	(2,087)	398
Deferred statutory income	474	2,252	(631)
Valuation allowance	(5,807)	(4,087)	(1,244)
Other	64	365	640

Total deferred provision for income taxes	$10,165	$1,354	$106

     The reconciliation of income tax provision computed at the U.S. federal statutory tax rate to the Company’s effective income tax provision is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Tax at U.S. statutory rate	$24,266	$28,694	$18,917
State income taxes, net of federal tax benefit	158	357	3
Tax holidays	(13,841)	(10,895)	(6,499)
Change in valuation allowance, net of related adjustments	(5,274)	1,280	2,640
Foreign rate differential	(7,573)	(9,144)	(7,025)
Changes in uncertain tax positions	594	(2,261)	1,087
Permanent differences	7,913	6,388	3,124
Foreign withholding and other taxes	4,048	7,545	1,344
Change of assertion related to foreign earnings distribution	16,281	—	—
Tax credits	(454)	(1,477)	—
Other	—	934	601

Total provision for income taxes	$26,118	$21,421	$14,192

     During 2009, the Company distributed approximately $25.0 million in current earnings from its Philippine operations to its foreign parent in the Netherlands to take advantage of the expiring tax provisions of Internal Revenue Code section 954(c)(6). These tax provisions permit continued tax deferral on such distributions that would otherwise be taxable immediately in the United States. While the distribution is not taxable in the United States, it is subject to a withholding tax of $2.5 million, which is included in the provision for income taxes in the Consolidated Statement of Operations for 2009. In connection with the Company’s borrowing of a $75 million Term Loan on February 2, 2010 to close the ICT acquisition and a $10 million increase in estimated costs relating to the ICT acquisition, the Company was deemed to have changed its assertion regarding the permanent reinvestment of $85.0 million of foreign subsidiaries’ accumulated and undistributed earnings. The proposed acquisition of ICT and the intent to fund the transaction through committed credit facilities was announced on October 6, 2009. Under the provisions of ASC 740-30-25-19, the Company determined that, based upon historical results, it could not retire the $75 million Term Loan and pay the additional $10 million in estimated costs without depleting excess U.S. cash flows needed for future operations. Accordingly, a deferred tax expense of $14.7 million, net of a release of a valuation allowance of $1.6 million on foreign tax credits related to this change in assertion, was required to be recorded for financial reporting purposes in the fourth quarter of 2009 under ASC 740-30. The Finance Committee of the Board of Directors approved the repatriation of $85 million of foreign subsidiaries’ accumulated and undistributed earnings on February 8, 2010. A provision for income taxes has not been made for the remaining balance of undistributed earnings of foreign subsidiaries of approximately $295.0 million at December 31, 2009, as the earnings are permanently reinvested in foreign business operations in accordance with ASC 740-30. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable.
     The Company has been granted tax holidays in the Philippines, Costa Rica, El Salvador and India. The tax holidays have various expiration dates ranging from 2010 through 2018. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will renew them. This could potentially result in adverse tax consequences. The Company’s tax holidays decreased the provision for income taxes by $13.8 million ($0.34 per diluted share), $10.9 million ($0.27 per diluted share) and $6.5 million ($0.16 per diluted share) for the years ended December 31, 2009, 2008 and 2007, respectively.
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

     The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2009 and 2008, respectively, are presented below (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Accrued expenses	$2,929	$7,629
Net operating loss and tax credit carryforwards	44,444	41,237
Depreciation and amortization	5,553	7,772
Deferred revenue	2,316	5,308
Valuation allowance	(32,126)	(30,618)
Other	6	—

	23,122	31,328

Deferred tax liabilities:
Accrued liabilities	(10,178)	(1,906)
Depreciation and amortization	(5,790)	(8,345)
Deferred statutory income	(1,279)	(1,634)
Other	(452)	—

	(17,699)	(11,885)

Net deferred tax assets	$5,423	$19,443

	December 31,
	2009	2008
Classified as follows:
Other current assets (Note 7)	$3,126	$8,199
Deferred charges and other assets (Note 12)	11,570	14,679
Other accrued expenses and current liabilities (Note 15)	(6,453)	—
Other long-term liabilities	(2,820)	(3,435)

Net deferred tax assets	$5,423	$19,443

     The Company establishes a valuation allowance to reduce deferred tax assets if, based on the weight of the available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 2009, the Company determined that its profitability and expectations of future profitability of its foreign and domestic operations indicated that it was “more likely than not” that $5.8 million of its deferred tax assets would be realized. Accordingly, in 2009, the Company recognized a net increase in its U.S. deferred tax assets of $6.4 million through a partial reversal of the valuation allowance related to its anticipated utilization of its domestic net operating loss and foreign tax credit carry-forwards. These U.S. deferred tax assets were partially offset by a net decrease of $0.6 million in deferred tax assets when we placed an additional net valuation allowance on a foreign subsidiaries’ deferred tax assets related to the future use of their net operating losses.
     There are approximately $183.8 million of income tax loss carryforwards at December 31, 2009 with varying expiration dates, approximately $83.7 million of which relates to foreign operations, $24.4 million relating to U.S. Federal operations, and $75.7 million relating to U.S. State operations. For U.S. Federal purposes, a net operating loss carry forward of approximately $24.4 million as well as $4.5 million of tax credits are available at December 31, 2009 for carryforward, with the latest expiration date ending December 31, 2025. Of this $24.4 million carry forward, $10.1 million is limited as it relates to net operating loss carryforwards of a domestic subsidiary acquired in prior years. Regarding the U.S. State operations, of the $75.7 million, no benefit has been recognized for $73.7 million as it is more likely than not that these losses will expire without realization of tax benefits. With respect to foreign operations, $60.1 million of the net operating loss carryforwards have an indefinite expiration date and the remaining $23.6 million net operating loss carryforwards have varying expiration dates through December 2018.
     The Company is currently under audit in Germany for tax years 2005-2007. The audit is anticipated to be finalized in 2010. The Company believes it is adequately reserved for this audit, the resolution of which is not expected to have a material impact. A Philippine subsidiary is being audited by the Philippine tax authorities for tax years 2006 through 2007 and no material issues have been reported to the Company by the auditors. The Indian tax authority audited the tax years ended March 31, 2004 and 2005, which remain under appeal with the Indian tax authorities. In addition, the Company is currently under examination in India for tax years ended March 31, 2008, 2007, and 2006. The Indian tax authorities have made no material additional tax assessments for the years currently under audit.
     The Company adopted the provisions of uncertain tax positions in ASC 740 on January 1, 2007 and recognized a $2.7 million liability for unrecognized tax benefits, including interest and penalties, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. This adjustment to the beginning balance of retained earnings includes $1.3 million related to transfer pricing penalties that may be assessed in connection with an income tax audit of the Indian subsidiary. Upon adoption of FIN 48 as of January 1, 2007, the Company had $9.1 million of unrecognized tax benefits (including $4.6 million of net operating loss carryforwards that were previously recognized as deferred tax assets with a full valuation allowance).
     As of December 31, 2009, the Company had $3.8 million of unrecognized tax benefits, a net increase of $0.4 million from $3.4 million as of December 31, 2008. This increase results primarily from proposed foreign audit adjustments, partially offset by the expiration of statutes of limitations on certain foreign subsidiaries and favorable exchange rates. Had the Company recognized these tax benefits, approximately $3.1 million, $3.1 million and $5.1 million and the related interest and penalties would favorably impact the effective tax rate in 2009, 2008 and 2007, respectively. The Company believes it is reasonably possible that our unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $1.1 million due to expiration of statutes of limitations, audit or appeal resolution in various tax jurisdictions.
     The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had $2.2 million and $2.0 million accrued for interest and penalties as of December 31, 2009 and 2008, respectively. Of the accrued interest and penalties at December 31, 2009 and 2008, $1.2 million and $1.2 million, respectively, relate to statutory penalties. The amount of interest and penalties recognized in the accompanying Consolidated Statements of Operations for 2009, 2008 and 2007 was $0.2 million, ($1.0) million and $0.6 million, respectively.
     The tabular reconciliation of the amounts of unrecognized net tax benefits for the years ended December 31, 2009, 2008 and 2007 is presented below (in thousands):

Amount
Gross unrecognized tax benefits as of January 1, 2007 (date of adoption)	$9,095
Prior period tax position decreases	(4,110)
Current period tax position increases	220
Decrease from settlements with tax authorities	(233)
Foreign currency translation	386

Gross unrecognized tax benefits as of December 31, 2007	5,358
Prior period tax position decreases	(383)
Current period tax position increases	—
Decrease from settlements with tax authorities	(1,404)
Foreign currency translation	(213)

Gross unrecognized tax benefits as of December 31, 2008	3,358
Prior period tax position increases	458
Current period tax position increases	—
Decrease due to lapse in applicable statue of limitations	(120)
Foreign currency translation	114

Gross unrecognized tax benefits as of December 31, 2009	$3,810

     The Company files income tax returns in the U.S. and foreign jurisdictions. The following table presents the major tax jurisdictions and tax years that are open as of December 31, 2009 and subject to examination by the respective tax authorities:

Tax Jurisdiction	Tax Year Ended

Canada	2005 to present
Costa Rica	2005 to present
China	2004 to present
Germany	1996 to present
India	2003 to present
Philippines	2006 to present
Scotland	2006 to present
United States	(1997 to 1999, 2002-2004) (1) and 2005 to present

(1)	These tax years are open to the extent of the Net Operating Loss carryforward amount.
Note 19. Termination Costs Associated With Exit Activities
     On November 3, 2005, the Company committed to a plan (the “Plan”) to reduce its workforce by approximately 200 people in one of its European customer contact management centers in Germany in response to the October 2005 contractual expiration of a technology client program, which generated annual revenues of approximately $12.0 million. The Company substantially completed the Plan by the end of the third quarter of 2007. Total charges related to the Plan were $1.4 million. These charges include approximately $1.2 million for severance and related costs and $0.2 million for other exit costs. The Company ceased using certain property and equipment estimated at $0.2 million, and depreciated these assets over a shortened useful life, which approximated eight months. As a result, the Company recorded additional depreciation of approximately $0.2 million during 2006. The Company reversed previously accrued termination costs of less than $0.1 million in “Direct salaries and related costs” in the accompanying Consolidated Statement of Operations for 2007 due to a change in estimate. Cash payments related to termination costs made totaled $0.6 million for 2007. Termination costs under the Plan approximated $1.2 million with total cash payments of $1.2 million.
Note 20. Earnings Per Share
     Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options, stock appreciation rights, restricted stock, common stock units and shares held in a rabbi trust using the treasury stock method. For the years ended December 31, 2009, 2008 and 2007, the impact of outstanding options to purchase shares of common stock and stock appreciation rights of 0.1 million shares, 0.1 million shares and 0.1 million shares, respectively, were antidilutive and were excluded from the calculation of diluted earnings per share.

     The numbers of shares used in the earnings per share computation are as follows (in thousands):

	December 31,
	2009	2008	2007

Basic:
Weighted average common shares outstanding	40,707	40,618	40,387
Diluted:
Dilutive effect of stock options, stock appreciation
rights, restricted stock, common stock units and
shares held in a rabbi trust	319	343	312

Total weighted average diluted shares outstanding	41,026	40,961	40,699

     On August 5, 2002, the Company’s Board of Directors authorized the Company to purchase up to three million shares of its outstanding common stock. A total of 1.9 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During 2009, the Company repurchased 224 thousand common shares under the 2002 repurchase program at prices ranging from $13.72 to $14.75 per share for a total cost of $3.2 million. During 2008, the Company repurchased 34 thousand common shares under the 2002 repurchase at a price of $14.83 per share for a total cost of $0.5 million (none in 2007).
     During 2008, the Company cancelled 4.6 million shares of its Treasury stock and recorded reductions of $0.1 million to “Common stock”, $33.3 million to “Additional paid-in capital”, $51.5 million to “Treasury stock” and $18.1 million to “Retained earnings”.
Note 21. Commitments and Loss Contingency
     The Company leases certain equipment and buildings under operating leases having original terms ranging from one to twenty-five years, some with options to cancel at varying points during the lease. The building leases contain up to two five-year renewal options. Rental expense under operating leases for 2009, 2008 and 2007 was approximately $23.6 million, $23.0 million, and $20.4 million, respectively.
     The following is a schedule of future minimum rental payments under operating leases having a remaining non-cancelable term in excess of one year subsequent to December 31, 2009 (but excluding leases relating to facilities obtained as a result of the ICT acquisition) (in thousands):

Total Amount

2010	$15,315
2011	7,480
2012	3,092
2013	2,037
2014	1,950
Thereafter	6,303

Total minimum payments required	$36,177

     A lease agreement, relating to the Company’s customer contact management center in Ireland, contains a cancellation clause which requires the Company, in the event of cancellation, to restore the facility to its original state at an estimated cost of $0.7 million as of December 31, 2009 and pay a cancellation fee of $0.3 million, which approximates one annual rental payment under the lease agreement. As of December 31, 2009, the Company had no plans to cancel this lease agreement. Therefore, the Company does not expect to make any payments under this agreement and, accordingly, has not recorded a liability in the accompanying Consolidated Balance Sheets.
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
     The following is a schedule of future minimum purchases remaining under the agreements as of December 31, 2009 (but excluding agreements obtained as a result of the ICT acquisition) (in thousands):

Total Amount

2010	$8,502
2011	3,150
2012	31
2013	17
2014	—
Thereafter	—

Total minimum payments required	$11,700

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
     The Company has previously disclosed regulatory sanctions assessed against the Company’s Spanish subsidiary relating to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. In order to appeal these claims, the Company issued a bank guarantee of $0.9 million. During 2008, $0.4 million of the bank guarantee was returned to the Company. The remaining balance of the bank guarantee of $0.5 million is included as restricted cash in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets as of December 31, 2009 and 2008. The Company will continue to vigorously defend these matters. However, due to further progression of several of these claims within the Spanish court system, and based upon opinion of legal counsel regarding the likely outcome of several of the matters before the courts, the Company accrued a liability in the amount of $1.3 million as of December 31, 2009 and 2008 under ASC 450 “Contingencies” because management now believes that a loss is probable and the amount of the loss can be reasonably estimated as to three of the subject claims. There are two other related claims, one of which is currently under appeal, and the other of which is in the early stages of investigation, but the Company has not accrued any amounts related to either of those claims because management does not currently believe a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to those two claims.
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

Note 22. Defined Benefit Pension Plan and Post-Retirement Benefits
Defined Benefit Pension Plan
     The Company sponsors a non-contributory defined benefit pension plan (the “Pension Plan”) for its employees in the Philippines. The Pension Plan provides defined benefits based on years of service and final salary. All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plan. As of December 31, 2009, the Pension Plan was unfunded. The Company does not expect to make cash contributions to its Pension Plan during 2010.
     The following tables provide a reconciliation of the change in the benefit obligation for the Pension Plan and the net amount recognized in the accompanying Consolidated Balance Sheets (in thousands):

	For the Years Ended December 31,
	2009	2008
Beginning benefit obligation	$340	$353
Service costs	63	80
Interest costs	36	35
Actuarial gain	279	(48)
Effect of foreign currency translation	13	(81)

Ending benefit obligation	$731	$339

Unfunded status	(731)	(339)

Net amount recognized	$(731)	$(339)

     The net amount recognized consists of accrued benefit costs of $0.7 million and $0.3 million as of December 31, 2009 and 2008, respectively, and is included in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.
     Weighted-average actuarial assumptions used to determine the benefit obligations and net periodic benefit cost for the Pension Plan were as follows:

	For the Years Ended
	December 31,
	2009	2008	2007
Discount rate	9.13%	10.5%	8.3%
Rate of compensation increase	7.0%	5.0% – 10.0%	5.0% – 10.0%
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
     The following table provides information about the net periodic benefit cost and other accumulated comprehensive income for the Pension Plan (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Service cost	$63	$80	$(9)
Interest cost	36	35	305
Recognized actuarial (gains) losses	(61)	(65)	43

Net periodic benefit cost	38	50	339
Unrealized net actuarial (gain), net of tax	(1,207)	(1,387)	(2,165)

Total recognized in net periodic benefit cost and other accumulated comprehensive income (loss)	$(1,169)	$(1,337)	$(1,826)

     The estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (excluding the effect of the increase in the number of Philippine employees subject to the Plan resulting from the ICT acquisition) (in thousands):

Year Ending December 31,	Amount

2010	$—
2011	—
2012	—
2013	3
2014	—
2015 - 2019	262

Total minimum payments required	$265

     The Company expects to recognize $0.1 million of net actuarial gains as a component of net periodic benefit cost in 2010.
Employee Retirement Savings Plan
     The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matches 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company contribution was $1.0 million, $0.7 million and $0.7 million for 2009, 2008 and 2007, respectively.
Split Dollar Life Insurance Arrangement
     In 1996, the Company entered into a split dollar life insurance arrangement to benefit the former Chairman and Chief Executive Officer of the Company. Under the terms of the arrangement, the Company retained a collateral interest in the policy to the extent of the premiums paid by the Company. Effective January 1, 2008, the Company recorded a $0.5 million liability for a post-retirement benefit obligation related to this arrangement, which was accounted for as a reduction to the January 1, 2008 balance of retained earnings in accordance with ASC 715-60. The post-retirement benefit obligation of $0.3 million was included in “Other long-term liabilities” as of December 31, 2009 and $0.1 million and $0.4 million were included in “Accrued employee compensation and benefits” and “Other long-term liabilities”, respectively, as of December 31, 2008, in the accompanying Consolidated Balance Sheets. The Company has an unrealized gain of $0.3 million as of December 31, 2009 due to the change in discount rates related to the post retirement obligation, which was recorded in “AOCI” in the accompanying Consolidated Balance Sheet (none in 2008).
Post-Retirement Defined Contribution Healthcare Plan
     On January 1, 2005, the Company established a Post-Retirement Defined Contribution Healthcare Plan for eligible employees meeting certain service and age requirements. The plan is fully funded by the participants and accordingly, the Company does not recognize expense relating to the plan.
Note 23. Stock-Based Compensation
     A detailed description of each of the Company’s stock-based compensation plans is provided below, including the 2001 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. Stock-based compensation expense related to these plans, which is included in “General and administrative” costs primarily in the Americas in the accompanying Consolidated Statements of Operations, was $5.2 million, $4.8 million and $4.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company recognized income tax benefits in the accompanying Consolidated Statements of Operations for years ended December 31, 2009, 2008 and 2007 of $2.0 million, $1.9 million and $1.6 million, respectively. In addition, the Company recognized benefits of tax deductions in excess of recognized tax benefits of $0.9 million and $0.7 million from the exercise of stock options in the years ended December 31, 2009 and 2008 and, respectively (none in 2007). There were no capitalized stock-based compensation costs at December 31, 2009, 2008 and 2007.

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
     Stock Options — Options are granted at fair market value on the date of the grant and generally vest over one to four years. All options granted under the Plan expire if not exercised by the tenth anniversary of their grant date. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions. The fair value of the stock option awards is expensed on a straight-line basis over the vesting period of the award. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Exercises and forfeitures are estimated within the valuation model using employee termination and other historical data. The expected term of the stock option awards granted is derived from historical exercise experience under the Plan and represents the period of time that stock option awards granted are expected to be outstanding. No stock options were granted during the years ended December 31, 2009, 2008 or 2007.
     The following table summarizes stock option activity under the Plan as of December 31, 2009 and for the year then ended:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term (in	Intrinsic
Stock Options	Shares (000s)	Price	years)	Value (000s)

Outstanding at January 1, 2009	335	$12.94
Granted	—	—
Exercised	(259)	12.83
Forfeited or expired	(27)	22.87

Outstanding at December 31, 2009	49	$8.05	2.1	$846

Vested or expected to vest at December 31, 2009	49	$8.05	2.1	$846

Exercisable at December 31, 2009	49	$8.05	2.1	$846

     Options exercised in the years ended December 31, 2009, 2008 and 2007 had an intrinsic value of $2.6 million, $0.8 million and $0.9 million, respectively. All options were fully vested as of December 31, 2006 and there is no unrecognized compensation cost as of December 31, 2009 related to these options granted under the Plan (the effect of estimated forfeitures is not material.)
     Cash received from stock options exercised under all stock-based compensation plans for 2009, 2008 and 2007 was $3.3 million, $1.2 million and $0.5 million, respectively.
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
     The following table summarizes the assumptions used to estimate the fair value of SARs granted during the year ended December 31, 2009, 2008 and 2007:

	Twelve Months Ended
	December 31,
	2009	2008	2007
Expected volatility	47%	47%	53%
Weighted-average volativity	47%	47%	53%
Expected dividends	—	—	—
Expected term (in years)	4.0	4.0	4.0
Risk-free rate	1.3%	3.1%	4.5%
     The following table summarizes SARs activity under the Plan as of December 31, 2009 and for the year then ended:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term (in	Intrinsic
Stock Appreciation Rights	Shares (000s)	Price	years)	Value (000s)

Outstanding at January 1, 2009	367	$—
Granted	177	—
Exercised	(123)	—
Forfeited or expired	—	—

Outstanding at December 31, 2009	421	$—	8.4	$2,985

Vested or expected to vest at December 31, 2009	421	$—	8.4	$2,985

Exercisable at December 31, 2009	115	$—	7.4	$976

     The weighted-average grant-date fair value of the SARs granted during 2009, 2008 and 2007 was $7.42, $7.20 and $7.72, respectively. The total intrinsic value of SARs exercised during 2009 and 2008 was $1.1 million and $0.1 million, respectively (none in 2007).

     The following table summarizes the status of nonvested SARs under the Plan as of December 31, 2009 and for the year then ended:

		Weighted-
		Average
	Shares (In	Grant-Date
Nonvested Stock Appreciation Rights	thousands)	Fair Value

Nonvested at January 1, 2009	255	$7.38
Granted	177	$7.42
Vested	(126)	$7.39
Forfeited or expired	—	$—

Nonvested at December 31, 2009	306	$7.40

     As of December 31, 2009, there was $1.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested SARs granted under the Plan. This cost is expected to be recognized over a weighted-average period of 1.9 years. SARs that vested during 2008 and 2007 had a fair value of $0.1 million and $0.2 million, respectively, as of the vesting date (no fair value on vested shares in 2009).
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
     The weighted-average grant-date fair value of the Restricted Shares/Units granted during 2009, 2008 and 2007 was $19.69, $17.86 and $16.93, respectively.

     The following table summarizes the status of nonvested Restricted Shares/Units under the Plan as of December 31, 2009 and for the year then ended:

		Weighted-
		Average
	Shares (In	Grant-Date
Nonvested Restricted Shares / Units	thousands)	Fair Value

Nonvested at January 1, 2009	548	$16.57
Granted	231	$19.69
Vested	(198)	$14.95
Forfeited or expired	—	$—

Nonvested at December 31, 2009	581	$18.36

     As of December 31, 2009, based on the probability of achieving the performance goals, there was $5.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested Restricted Shares/Units granted under the Plan. This cost is expected to be recognized over a weighted-average period of 1.9 years. The restricted shares that vested during the year ended December 31, 2009 and 2008 had a fair value of $3.2 million and $1.4 million, respectively, as of the vesting date (not material in 2007).
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
     The following table summarizes CSUs activity under the Plan as of December 31, 2009, and changes during the year then ended:

		Weighted-
		Average
	Shares (In	Grant-Date
Nonvested Common Stock Units	thousands)	Fair Value

Nonvested at January 1, 2009	77	$16.99
Granted	26	$19.69
Vested	(26)	$15.44
Forfeited or expired	(9)	$18.61

Nonvested at December 31, 2009	68	$18.37

     As of December 31, 2009, there was $0.3 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted under the Plan. This cost is expected to be recognized over a weighted-average period of 1.7 years. The fair value of the CSUs that vested during the years ended December 31, 2009 and 2008 were $0.4 million and $0.2 million as of the vesting dates, respectively (not material in 2007). Until a CSU vests, the participant has none of the rights of a shareholder with respect to the CSU or the common stock underlying the CSU. CSUs are not transferable.
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
     The weighted-average grant-date fair value of common stock units and share awards granted during 2009,2008 and 2007 was $16.76, $20.11 and $19.19, respectively.
     The following table summarizes the status of the nonvested CSUs and share awards under the 2004 Fee Plan as of December 31, 2009 and for the year then ended:

		Weighted-
		Average
	Shares (In	Grant-Date
Nonvested Common Stock Units / Share Awards	thousands)	Fair Value

Nonvested at January 1, 2009	20	$19.69
Granted	31	$16.76
Vested	(18)	$19.64
Forfeited or expired	—	$—

Nonvested at December 31, 2009	33	$16.98

     CSUs and share awards that vested during the years ended December 31, 2009, 2008 and 2007 had a fair value of $0.3 million, $0.5 million and $0.7 million, respectively.
     Compensation expense for CSUs granted after the adoption of ASC 718 on January 1, 2006 and before the 2004 Fee Plan amendment in March 2008 (as discussed above), is recognized immediately on the date of grant since these grants automatically vest upon termination of a Director’s service, whether by death, retirement, resignation, removal or failure to be reelected at the end of his or her term. However, compensation expense for CSUs granted before adoption of ASC 718 is recognized over the requisite service period, or “nominal” vesting period of two to three years using the intrinsic value method. Compensation expense related to CSUs granted before adoption of ASC 718 was $0.1 million for the years ended December 31, 2007 (none in 2009 and 2008). As of December 31, 2009, there was no unrecognized compensation cost, net of estimated forfeitures, which relates to nonvested CSUs granted under the 2004 Fee Plan before adoption of ASC 718. As of December 31, 2009, there was $0.6 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted since March 2008 under the Plan. This cost is expected to be recognized over a weighted-average period of 1.0 year.
     Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board of Directors effective December 17, 1998 and amended on March 29, 2006 and May 23, 2006. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president and senior vice presidents and $7,500 per year for vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (See Note 9 — Investments Held in Rabbi Trust.) As of December 31, 2009 and 2008, liabilities of $2.4 million and $1.4 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Consolidated Balance Sheets.
     Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $0.8 million and $0.6 million at December 31, 2009 and 2008, respectively, is included in “Treasury Stock” in the accompanying Consolidated Balance Sheets.

     The weighted-average grant-date fair value of common stock awarded during 2009, 2008 and 2007 was $17.77, $18.33 and $18.12, respectively.
     The following table summarizes the status of the nonvested common stock issued under the Deferred Compensation Plan as of December 31, 2009 and for the year then ended:

		Weighted-
		Average
	Shares (In	Grant-Date
Nonvested Common Stock	thousands)	Fair Value

Nonvested at January 1, 2009	5	$16.35
Granted	10	$17.77
Vested	(9)	$18.14
Forfeited or expired	—	$—

Nonvested at December 31, 2009	6	$17.76

     As of December 31, 2009, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock awarded under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted-average period of 4.0 years. The total fair value of the common stock vested during 2009, 2008 and 2007 was $0.2 million, $0.2 million and $0.2 million, respectively.
     Cash used to settle the Company’s obligation under the Deferred Compensation Plan was $0.1 million for the year ended December 31, 2007 (none in 2009 and 2008).
Note 24. Segments and Geographic Information
     The Company operates within two regions, the “Americas” and “EMEA” which represented 70.6% and 29.4%, respectively, of consolidated revenues for 2009. The Americas and EMEA regions represented 67.4% and 32.6%, respectively, of consolidated revenues for 2008, and 68.0% and 32.0%, respectively, of consolidated revenues for 2007. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The Company aligns its business into two segments to effectively manage the business and support the customer care needs of every client and to respond to the demands of the Company’s global customers.
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

     Information about the Company’s reportable segments for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

				Consolidated
	Americas	EMEA	Other(1)	Total

Years Ended December 31, 2009
Revenues	$597,490	$248,551		$846,041
Depreciation and amortization	$23,191	$5,132		$28,323

Income (loss) from operations	$98,494	$15,130	$(43,501)	$70,123
Other expense, net			(794)	(794)
Provision for income taxes			(26,118)	(26,118)

Net income				$43,211

				Consolidated
	Americas	EMEA	Other(1)	Total

Years Ended December 31, 2008
Revenues	$551,761	$267,429		$819,190
Depreciation and amortization	$22,885	$5,080		$27,965

Income (loss) from operations	$85,383	$21,178	$(40,853)	$65,708
Other income, net			16,274	16,274
Provision for income taxes			(21,421)	(21,421)

Net income				$60,561

				Consolidated
	Americas	EMEA	Other(1)	Total

Years Ended December 31, 2007
Revenues	$482,823	$227,297		$710,120
Depreciation and amortization	$20,706	$4,529		$25,235

Income (loss) from operations	$77,980	$13,396	$(40,196)	$51,180
Other income, net			2,871	2,871
Provision for income taxes			(14,192)	(14,192)

Net income				$39,859

(1)	Other items (including corporate costs, provision for regulatory penalites, impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three years in the period ended December 31, 2009. The accounting policies of the reportable segments are the same as those described in Note 1, Summary of Accounting Policies, to the accompanying consolidated financial statements. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.
     During 2009, total consolidated revenues included $111.3 million, or 13.2% of consolidated revenues for 2009, from AT&T Corporation, a major provider of communication services for which the Company provides various customer support services, compared to $54.5 million, or 6.7% for 2008. This included $102.1 million in revenue from the Americas and $9.2 million in revenue from EMEA for 2009 and $44.8 million in revenue from the Americas and $9.7 million in revenue from EMEA for 2008. The Company’s top ten clients accounted for approximately 46% of its consolidated revenues in 2009, an increase from 40% in 2008. The loss of (or the failure to retain a significant amount of business with) any of the Company’s key clients could have a material adverse effect on its performance. Many of the Company’s contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of the Company’s services under its contracts without penalty.

     Information about the Company’s operations by geographic location is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Revenues(1) :
United States	$139,023	$107,504	$82,880
Argentina	44,903	50,544	36,723
Canada	101,064	103,551	110,472
Costa Rica	77,528	62,147	59,325
El Salvador	30,770	29,008	22,341
Philippines	182,095	184,649	161,684
Other	22,107	14,358	9,398

Total Americas	597,490	551,761	482,823

Germany	73,249	74,643	60,389
United Kingdom	49,872	64,943	65,874
Sweden	27,905	36,053	24,707
Spain	44,221	33,291	21,156
The Netherlands	21,284	24,250	18,702
Hungary	9,653	13,125	15,230
Other	22,367	21,124	21,239

Total EMEA	248,551	267,429	227,297

Total	$846,041	$819,190	$710,120

	Years Ended December 31,
	2009	2008	2007
Long-lived assets (2) :
United States	$34,365	$32,369	$21,907
Argentina	5,539	8,964	11,067
Canada	7,179	8,475	10,599
Costa Rica	5,522	4,876	4,395
El Salvador	3,777	4,183	4,162
Philippines	8,717	9,992	16,334
Other	3,644	2,614	2,133

Total Americas	68,743	71,473	70,597

Germany	2,184	2,864	2,886
United Kingdom	5,511	5,078	5,904
Sweden	895	1,071	732
Spain	1,902	894	751
The Netherlands	443	794	777
Hungary	729	1,058	2,005
Other	1,948	1,744	1,568

Total EMEA	13,612	13,503	14,623

Total	$82,355	$84,976	$85,220

(1)	Revenues are attributed to countries based on location of customer, except for revenues for Costa Rica, Philippines, China and India which are primarily comprised of customers located in the U.S., but serviced by centers in those respective geographic locations.

(2)	Long-lived assets include property and equipment, net, and intangibles, net.

	Years Ended December 31,
	2009	2008	2007
Goodwill:
Total Americas	$21,209	$23,191	$22,468
Total EMEA	—	—	—

Total	$21,209	$23,191	$22,468

     Revenues for the Company’s products and services are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Outsourced customer contract management services	$819,529	$788,130	$679,364
Fulfillment services	17,376	20,556	21,651
Enterprise support services	9,136	10,504	9,105

Total deferred provision for income taxes	$846,041	$819,190	$710,120

Note 25. Related Party Transactions
     The Company paid John H. Sykes, the founder, former Chairman and Chief Executive Officer and current significant shareholder of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company, $0.2 million and $0.2 million, for the use of his private jet in the years 2008 and 2007, respectively, which is based on two times fuel costs and other actual costs incurred for each trip (less than $0.1 million in 2009).
     In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John Sykes, the Company’s founder, former Chairman and Chief Executive Officer, and a current major stockholder. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.4 million and $0.4 million to the landlord during the year ended December 31, 2009 and 2008, respectively, under the terms of the lease (none in 2007.)
     Additionally, during 2008 (none in 2009 and 2007), the Company paid $0.3 million for transitional real estate consulting services provided by David Reule, the Company’s former Senior Vice President of Real Estate who retired in December, 2007. During 2008, Mr. Reuele was employed by JHS Equity, LLC, a company owned by John H. Sykes. Accordingly, the payments for Mr. Reule’s services were made to JHS Equity, LLC to reimburse it for the time spent by Mr. Reule on the Company’s business.
Note 26. Subsequent Event
     On February 2, 2010, the Company completed its acquisition of ICT through a merger of ICT with and into a subsidiary of the Company, as a result of which each of the outstanding shares of ICT was converted into the right to receive $7.69 in cash (without interest) and 0.3423 of a share of SYKES common stock. The total aggregate purchase price of the transaction of $277.8 million was comprised of $141.1 million in cash and 5.6 million shares of SYKES common stock valued at $136.7 million. Pursuant to Federal income tax regulations, the ICT acquisition was considered to be a non-taxable transaction; therefore, no amount of goodwill resulting from this acquisition will be deductible for tax purposes.
     ICT provides outsourced customer management and business process outsourcing solutions. ICT’s primary operations are located in the United States, Canada, Europe, Latin America, India, Australia and the Philippines. The acquisition of ICT reflects the Company’s desire to expand its global delivery footprint through the addition of new delivery geographies and markets, along with deeper expertise in key verticals. The acquisition also strengthens the Company’s competitive position, sustains a strong balance sheet and increases the opportunity for sustained long-term operating margin expansion by leveraging general and administrative expenses over a larger revenue base.

     The acquisition was funded through borrowings consisting of a $75 million short-term loan due March 31, 2010 and a $75 million Term Loan due in varying installments through February 1, 2013. See Note 16 — Borrowings for further information.
     The Company will account for the acquisition under ASC 805, Business Combinations. ICT’s results of operations will be included in the consolidated financial statements for periods ending after February 2, 2010, the acquisition date. Given the date of the acquisition, the Company has not completed the valuation of assets acquired and liabilities assumed which is in process. The Company anticipates providing a preliminary purchase price allocation, qualitative description of factors that make up goodwill to be recognized, and supplemental pro forma financial information on Form 10-Q to be filed on or before May 17, 2010.
     Transaction costs of $3.3 million are included in “General and administrative” costs in the accompanying Consolidated Statement of Operations for 2009.

Schedule II — Valuation and Qualifying Accounts
Years ended December 31, 2009, 2008 and 2007

		Charged			Beginning
	Balance at	(Credited)			Balance of	Balance at
	Beginning	to Cost and	(Additions)		Acquired	End of
(in thousands)	of Period	Expenses	Deductions		Company	Period

Allowance for doubtful accounts:

Year ended December 31, 2009	$3,071	$1,022	$(563	) (1)	$—	$3,530
Year ended December 31, 2008	2,813	554	(296	) (1)	—	3,071
Year ended December 31, 2007	2,534	407	(128	) (1)	—	2,813

Valuation allowance for net deferred tax assets:

Year ended December 31, 2009	$30,618	$1,508	$—		$—	$32,126
Year ended December 31, 2008	34,023	(3,405)	—		—	30,618
Year ended December 31, 2007	35,267	(1,244)	—		—	34,023

Reserves for value added tax receivables:

Year ended December 31, 2009	$1,853	$536	$(508)		$—	$1,881
Year ended December 31, 2008	2,275	592	(1,014)		—	1,853
Year ended December 31, 2007	994	1,452	(171)		—	2,275

(1)	Net write-offs and recoveries