Form 10-Q
period 2010-03-31
SYKES ENTERPRISES INC
filed 2010-05-04
CIK 1010612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

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
Yes ☐ No ☑
As of April 22, 2010, there were 47,388,303 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries
INDEX

Page
No.
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets March 31, 2010 and December 31, 2009 (Unaudited)	3

Condensed Consolidated Statements of Operations Three months ended March 31, 2010 and 2009 (Unaudited)	4

Condensed Consolidated Statements of Changes in Shareholders’ Equity Three months ended March 31, 2009, nine months ended December 31, 2009 and three months ended March 31, 2010 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows Three months ended March 31, 2010 and 2009 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Report of Independent Registered Public Accounting Firm	40

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3. Quantitative and Qualitative Disclosures About Market Risk	51

Item 4. Controls and Procedures	52

Part II. Other Information

Item 1. Legal Proceedings	53

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 6. Exhibits	53

Signature	54
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$242,685	$279,853
Restricted cash	455	80,342
Receivables, net	252,721	167,666
Prepaid expenses	17,523	9,419
Other current assets	20,174	10,574

Total current assets	533,558	547,854
Property and equipment, net	133,228	80,264
Goodwill	113,833	21,209
Intangibles, net	61,617	2,091
Deferred charges and other assets	36,962	21,053

	$879,198	$672,471

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$—	$75,000
Current portion of long-term debt	11,250	—
Accounts payable	30,534	21,725
Accrued employee compensation and benefits	73,353	51,127
Current deferred income tax liabilities	9,491	6,453
Income taxes payable	6,051	3,341
Deferred revenue	30,006	30,083
Other accrued expenses and current liabilities	23,898	12,689

Total current liabilities	184,583	200,418
Deferred grants	11,491	11,005
Long-term debt	63,750	—
Long-term income tax liabilities	11,493	5,376
Other long-term liabilities	30,300	4,998

Total liabilities	301,617	221,797

Commitments and loss contingency (Note 15)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 47,594 and 41,817 shares issued	476	418
Additional paid-in capital	304,125	166,514
Retained earnings	270,886	280,399
Accumulated other comprehensive income	6,675	7,819
Treasury stock at cost: 334 shares and 329 shares	(4,581)	(4,476)

Total shareholders’ equity	577,581	450,674

	$879,198	$672,471

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2010	2009
Revenues	$275,217	$203,241
Operating expenses:
Direct salaries and related costs	178,521	130,253
General and administrative	102,853	55,489

Total operating expenses	281,374	185,742

Income (loss) from operations	(6,157)	17,499

Other income (expense):
Interest income	239	851
Interest (expense)	(2,412)	(114)
Other income (expense)	(1,650)	821

Total other income (expense)	(3,823)	1,558

Income (loss) before provision (benefit) for income taxes	(9,980)	19,057
Provision (benefit) for income taxes	(467)	4,287

Net income (loss)	$(9,513)	$14,770

Net income (loss) per share:
Basic	$(0.21)	$0.36

Diluted	$(0.21)	$0.36

Weighted average shares:
Basic	44,590	40,630

Diluted	44,766	41,034

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended March 31, 2009, Nine Months Ended December 31, 2009 and
Three Months Ended March 31, 2010
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Shares		Paid-in	Retained	Comprehensive	Treasury
(In thousands)	Issued	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2009	41,271	$413	$158,216	$237,188	$(10,683)	$(1,104)	$384,030

Stock-based compensation expense	—	—	1,616	—	—	—	1,616
Excess tax benefit from stock- based compensation	—	—	79	—	—	—	79
Issuance of common stock and restricted stock under equity award plans	201	2	(950)	—	—	(116)	(1,064)
Repurchase of common stock	—	—	—	—	—	(3,193)	(3,193)
Comprehensive income (loss)	—	—	—	14,770	(11,316)	—	3,454

Balance at March 31, 2009	41,472	415	158,961	251,958	(21,999)	(4,413)	384,922

Issuance of common stock	291	2	3,166	—	—	—	3,168
Stock-based compensation expense	—	—	3,542	—	—	—	3,542
Excess tax benefit from stock-based compensation	—	—	799	—	—	—	799
Issuance of common stock and restricted stock under equity award plans	54	1	46	—	—	(63)	(16)
Comprehensive income	—	—	—	28,441	29,818	—	58,259

Balance at December 31, 2009	41,817	418	166,514	280,399	7,819	(4,476)	450,674

Stock-based compensation expense	—	—	1,793	—	—	—	1,793
Excess tax benefit from stock-based compensation	—	—	354	—	—	—	354
Issuance of common stock and restricted stock under equity award plans	176	1	(1,152)	—	—	(105)	(1,256)
Issuance of common stock for business acquisition	5,601	57	136,616	—	—	—	136,673
Comprehensive (loss)	—	—	—	(9,513)	(1,144)	—	(10,657)

Balance at March 31, 2010	47,594	$476	$304,125	$270,886	$6,675	$(4,581)	$577,581

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2010 and 2009
(Unaudited)

(in thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$(9,513)	$14,770
Depreciation and amortization, net	12,763	6,776
Unrealized foreign currency transaction losses, net	(904)	(284)
Stock-based compensation expense	1,793	1,616
Excess tax benefit from stock-based compensation	(354)	(79)
Deferred income tax provision (benefit)	(4,864)	884
Net loss on disposal of property and equipment	59	37
Bad debt expense	12	595
Write down of value added tax receivables	177	209
Unrealized loss on financial instruments, net	922	85
Amortization of actuarial (gains) on pension	(8)	—
Foreign exchange loss on liquidation of foreign entities	5	5
Amortization of unrealized (gain) on post retirement obligation	(6)	—
Amortization of deferred loan fees	955	—
Changes in assets and liabilities:
Receivables	(2,472)	(6,202)
Prepaid expenses	(3,693)	(4,426)
Other current assets	(7,809)	(222)
Deferred charges and other assets	(2)	(1,151)
Accounts payable	(2,845)	(2,083)
Income taxes receivable / payable	(233)	(394)
Accrued employee compensation and benefits	(1,668)	(1,164)
Other accrued expenses and current liabilities	272	(692)
Deferred revenue	(924)	(388)
Other long-term liabilities	1,537	154

Net cash (used for) provided by operating activities	(16,800)	8,046

Cash flows from investing activities:
Capital expenditures	(6,128)	(11,057)
Cash paid for business acquisition, net of cash acquired	(77,174)	—
Proceeds from sale of property and equipment	41	6
Investment in restricted cash	(107)	—
Release of restricted cash	80,000	—

Net cash (used for) investing activities	(3,368)	(11,051)

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2010 and 2009
(Unaudited)
(continued)

(in thousands)	2010	2009
Cash flows from financing activities:
Proceeds from issuance of long term debt	75,000	—
Excess tax benefit from stock-based compensation	354	79
Cash paid for repurchase of common stock	—	(3,193)
Proceeds from grants	12	3,440
Payments on short-term debt	(85,000)	—
Shares repurchased for minimum tax withholding on equity awards	(1,256)	—
Cash paid for loan fees related to debt	(3,035)	—

Net cash (used for) provided by financing activities	(13,925)	326

Effects of exchange rates on cash	(3,075)	(7,395)

Net decrease in cash and cash equivalents	(37,168)	(10,074)
Cash and cash equivalents – beginning	279,853	219,050

Cash and cash equivalents – ending	$242,685	$208,976

Supplemental disclosures of cash flow information:

Cash paid during period for interest	$1,092	$70
Cash paid during period for income taxes	$6,745	$3,552

Non-cash transactions:
Property and equipment additions in accounts payable	$690	$1,691
Unrealized gain on post retirement obligation in accumulated other comprehensive income (loss)	$298	$—
Issuance of common stock for business acquisition	$136,673	$—
Shares repurchased for minimum tax withholding on common stock and restricted stock under equity awards included in other accrued expenses and current liabilities	$—	$1,064
See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
(Unaudited)
Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES” or the “Company”) provides outsourced customer contact management solutions and services in the business process outsourcing arena to companies, primarily within the communications, financial services, healthcare, technology/consumer and transportation and leisure industries. SYKES provides flexible, high quality outsourced customer contact management services (with an emphasis on inbound technical support and customer service), which includes customer assistance, healthcare and roadside assistance, technical support and product sales to its clients’ customers. Utilizing SYKES’ integrated onshore/offshore global delivery model, SYKES provides its services through multiple communications channels encompassing phone, e-mail, Web and chat. SYKES complements its outsourced customer contact management services with various enterprise support services in the United States that encompass services for a company’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, SYKES also provides fulfillment services including multilingual sales order processing via the Internet and phone, payment processing, inventory control, product delivery and product returns handling. The Company has operations in two reportable segments entitled (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, in which the client base is primarily companies in the United States that are using the Company’s services to support their customer management needs; and (2) EMEA, which includes Europe, the Middle East and Africa.
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2010. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”). Subsequent events or transactions have been evaluated through the date and time of issuance of the condensed consolidated financial statements. There were no material subsequent events that required recognition or disclosure in the condensed consolidated financial statements.
Recognition of Revenue — Revenue is recognized pursuant to Accounting Standards Codification (“ASC”) 605 “Revenue Recognition.” The Company primarily recognizes its revenue from services as those services are performed, which is based on either a per minute, per hour, per call or per transaction basis, under a fully executed contractual agreement and records reductions to revenue for contractual penalties and holdbacks for failure to meet specified minimum service levels and other performance based contingencies. Revenue recognition is limited to the amount that is not contingent upon delivery of any future product or service or meeting other specified performance conditions. Product sales, accounted for within fulfillment services, are recognized upon shipment to the customer and satisfaction of all obligations.
In accordance with ASC 605-25, “Revenue Recognition- Multiple-Element Arrangements”, revenue from contracts with multiple-deliverables is allocated to separate units of accounting based on their relative fair value, if the deliverables in the contract(s) meet the criteria for such treatment. Certain fulfillment services contracts contain multiple-deliverables. Separation criteria includes whether a delivered item has value to the customer on a standalone basis, whether there is objective and reliable evidence of the fair value of the undelivered items and, if the arrangement includes a general right of return related to a delivered item, whether delivery of the undelivered item is considered probable and in the Company’s control. Fair value is the price of a deliverable when it is regularly sold on a standalone basis, which generally consists of vendor-specific objective evidence of fair value. If there is no evidence of the fair value for a delivered product or service, revenue is allocated first to the fair value of the undelivered product or service and then the residual revenue is allocated to the delivered product or service. If there is no evidence of the fair value for an undelivered product or service, the contract(s) is accounted for as a single unit of accounting, resulting in delay of revenue recognition for the delivered

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Recognition of Revenue — (continued)
product or service until the undelivered product or service portion of the contract is complete. The Company recognizes revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding client acceptance are resolved, and there are no client-negotiated refund or return rights affecting the revenue recognized for delivered elements. Once the Company determines the allocation of revenue between deliverable elements, there are no further changes in the revenue allocation. If the separation criteria are met, revenue from these services is recognized as the services are performed under a fully executed contractual agreement. If the separation criteria are not met because there is insufficient evidence to determine fair value of one of the deliverables, all of the services are accounted for as a single combined unit of accounting. For these deliverables with insufficient evidence to determine fair value, revenue is recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate. Currently, the Company has no contracts containing multiple-deliverables for customer contact management services and fulfillment services.
Property and Equipment - The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360 “Property, Plant and Equipment.” For purposes of recognition and measurement of an impairment loss, assets are grouped at the lowest levels for which there are identifiable cash flows (the “reporting unit”). An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. The Company determined that its property and equipment was not impaired as of March 31, 2010.
Investments Held in Rabbi Trust for Former ICT Chief Executive Officer — Securities held in a rabbi trust for a nonqualified plan trust agreement dated February 1, 2010 (the “Trust Agreement”) with respect to severance payable to John J. Brennan, the former chief executive officer of ICT Group, Inc. (“ICT”), include the fair market value of debt securities, primarily U.S. Treasury bills. See Note 6 for further information. The fair market value of these debt securities, classified as trading securities in accordance with ASC 320 (“ASC 320”) “Investment — Debt and Equity Securities”, is determined by quoted market prices and is adjusted to the current market price at the end of each reporting period. The net realized and unrealized gains and losses on trading securities, which are included in “Other income and expense” in the accompanying Condensed Consolidated Statements of Operations, are not material for the three months ended March 31, 2010. For purposes of determining realized gains and losses, the cost of securities sold is based on specific identification.
The “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2010 includes a $4.5 million obligation for severance payable to the former executive due in varying installments over the next eleven months in accordance with the Trust Agreement.
Goodwill - The Company accounts for goodwill and other intangible assets under ASC 350 (“ASC 350”) “Intangibles — Goodwill and Other.” Goodwill and other intangible assets with indefinite lives are not subject to amortization, but instead must be reviewed at least annually, and more frequently in the presence of certain circumstances, for impairment by applying a fair value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under ASC 350, the carrying value of assets is calculated at the lowest levels for which there are identifiable cash flows (the “reporting unit”). If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Goodwill — (continued)
goodwill within the reporting unit is less than its carrying value. The Company completed its annual goodwill impairment test during the third quarter of 2009, which included the consideration of certain economic factors and determined that the carrying amount of goodwill was not impaired as of September 30, 2009. As part of the ICT acquisition, in February 2010, additional goodwill was recorded. As of March 31, 2010, there were no indications of impairment. The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time.
Intangible Assets - Intangible assets, primarily customer relationships, trade name, existing technologies and covenants not to compete, are amortized using the straight-line method over their estimated useful lives which approximate the pattern in which the economic benefits of the assets are consumed. The Company periodically evaluates the recoverability of intangible assets and takes into account events or changes in circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Fair value for intangible assets is based on discounted cash flows, market multiples and/or appraised values as appropriate. The Company does not have intangible assets with indefinite lives.
Value Added Tax Receivables - The Philippine operations are subject to Value Added Tax (“VAT”), which is usually applied to all goods and services purchased throughout the Philippines. Upon validation and certification of the VAT receivables by the Philippine government, the VAT receivables are held for sale through third-party brokers. The Company sells VAT credits to others due to its current tax holiday status in the Philippines and resulting inability to fully utilize these credits. This process through collection typically takes three to five years. The VAT receivables balance, which is recorded at net realizable value, is approximately $6.3 million and $6.2 million as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010 and December 31, 2009, the VAT receivables of $6.3 million and $5.6 million, respectively, are included in “Deferred charges and other assets” and $0.0 million and $0.6 million, respectively, are included in “Receivables” in the accompanying Condensed Consolidated Balance Sheets. During the three months ended March 31, 2010 and 2009, the Company recognized losses on the VAT receivables balance of $0.2 million and $0.2 million, respectively.
Deferred Grants - The Company receives government employment grants, primarily in the U.S., Ireland and Canada, as an incentive to create and maintain permanent employment positions for a specified time period. The grants are repayable, under certain terms and conditions, if the Company’s relevant employment levels do not meet or exceed the employment levels set forth in the grant agreements. Accordingly, grant monies received are deferred and amortized using the proportionate performance model over the required employment period. As of March 31, 2010 and December 31, 2009, employment deferred grants totaled $13.1 million, of which $1.6 million is included in total current liabilities, and $11.9 million, of which $0.9 million is included in total current liabilities, respectively. Amortization of these grants, recorded as a reduction to “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations, was not material for the three months ended March 31, 2010 and 2009.
Stock-Based Compensation - The Company has three stock-based compensation plans: the 2001 Equity Incentive Plan (for employees and certain non-employees), the 2004 Non-Employee Director Fee Plan (for non-employee directors), both approved by the shareholders, and the Deferred Compensation Plan (for certain eligible employees). All of these plans are discussed more fully in Note 13. Stock-based awards under these plans may consist of common stock, common stock units, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Company issues common stock and treasury stock to satisfy stock option exercises or vesting of stock awards.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Stock-Based Compensation — (continued)
In accordance with ASC 718 (“ASC 718”) “Compensation — Stock Compensation”, the Company recognizes in its statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Compensation expense for equity-based awards is recognized over the requisite service period, usually the vesting period, while compensation expense for liability-based awards (those usually settled in cash rather than stock) is measured to fair-value at each balance sheet date until the award is settled.
Fair Value of Financial Instruments — The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
•	Cash, Short-term and Other Investments, Investments Held in Rabbi Trust, Short-term Debt and Accounts Payable. The carrying values reported in the balance sheet for cash, short-term and other investments, investments held in rabbi trust, short-term debt and accounts payable approximate their fair values.
•	Forward currency forward contracts and options. Forward currency forward contracts and options are recognized in the balance sheet at fair value based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions.
•	Long-Term Debt. The carrying value of long-term debt, including the current portion thereof, approximates its estimated fair value as it reprices at varying interest rates.
Fair Value Measurements - The provisions of ASC 820 (“ASC 820”) “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820-10-20 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.
ASC 825 (“ASC 825”) “Financial Instruments” permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company has not elected to use the fair value option permitted under ASC 825 for any of its financial assets and financial liabilities that are not already recorded at fair value.
A description of the Company’s policies regarding fair value measurement is summarized below.
Fair Value Hierarchy - ASC 820 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:
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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Fair Value Measurements - (continued)
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
Foreign Currency Forward Contracts and Options — The Company enters into foreign currency forward contracts and options over the counter and values such contracts using a discounted cash flows model. The key inputs include forward or option foreign currency exchange rates and interest rates. These items are classified in Level 2 of the fair value hierarchy.
Investments Held in Rabbi Trusts — The investment assets of the rabbi trusts are valued using quoted market prices in active markets, which are classified in Level 1 of the fair value hierarchy. For additional information, refer to Notes 6 and 13.
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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Foreign Currency and Derivative Instruments - The Company accounts for financial derivative instruments under ASC 815 (“ASC 815”) “Derivatives and Hedging”. The Company generally utilizes non-deliverable forward contracts and options expiring within one to 24 months to reduce its foreign currency exposure due to exchange rate fluctuations on forecasted cash flows denominated in non-functional foreign currencies. Upon proper qualification, these derivatives are accounted for as cash-flow hedges, as defined by ASC 815. These derivatives are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. In using derivative financial instruments to hedge exposures to changes in exchange rates, the Company exposes itself to counterparty credit risk.
All derivatives, including foreign currency forward contracts and options, are recognized in the balance sheet at fair value. Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions, including adjustments for credit risk. On the date the derivative is entered into, the Company determines whether the derivative should be designated as a cash flow hedge. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are recorded in “Accumulated other comprehensive income (loss)”, until the forecasted underlying transactions occur. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction within “Revenues”. Cash flows from the derivative contracts are classified within “Cash flows from operating activities” in the accompanying Condensed Consolidated Statement of Cash Flows. Ineffectiveness is measured based on the change in fair value of the forward contracts and options and the fair value of the hypothetical derivatives with terms that match the critical terms of the risk being hedged. Hedge ineffectiveness is recognized within “Revenues”.
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, the Company discontinues hedge accounting prospectively. At March 31, 2010, all hedges were determined to be highly effective.
The Company also periodically enters into forward contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivative instruments is to reduce the effects from fluctuations caused by volatility in currency exchange rates on the Company’s operating results and cash flows. See Note 5 — Financial Derivatives for further information on financial derivative instruments.
New Accounting Standards — Unless needed to clarify a point to readers, the Company will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes. There are no recently issued accounting standards that are expected to have a material effect on the Company’s financial condition, results of operations or cash flows.
Note 2 — Acquisition of ICT
On February 2, 2010, the Company acquired 100% of the outstanding common shares and voting interest of ICT through a merger of ICT with and into a subsidiary of the Company. ICT provides outsourced customer management and business process outsourcing solutions with its operations located in the United States, Canada, Europe, Latin America, India, Australia and the Philippines. The results of ICT’s operations have been included in the Company’s consolidated financial statements since its acquisition on February 2, 2010. The Company acquired ICT to expand and complement its global footprint, provide entry into additional vertical markets, and increase revenues to enhance its ability to leverage the Company’s infrastructure to produce improved sustainable operating margins. This resulted in the Company paying a substantial premium for ICT resulting in recognition of goodwill.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
(Unaudited)
Note 2 — Acquisition of ICT — (continued)
The acquisition date fair value of the consideration transferred totaled $277.8 million, which consisted of the following:

Amount
Form	(in thousands)

Cash	$141,161
Common stock	136,673

Total consideration	$277,834

The fair value of the 5.6 million common shares issued was determined based on the Company’s closing share price of $24.40 on the acquisition date.
The cash portion of the acquisition was funded through borrowings consisting of a $75.0 million short-term loan from Key Bank and a $75 million Term Loan. See Note 8 — Borrowings for further information.
The Company accounted for the acquisition in accordance with ASC 805 (“ASC 805”) “Business Combinations”, whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from ICT based on their estimated fair values as of the closing date. Certain amounts are provisional and are subject to change, including the following items:
•	Amounts for property and equipment, pending completion of certain physical counts and the confirmation of the condition of certain property and equipment.
•	Tax entries required cannot be estimated until the Company completes its tax analysis of the assets acquired and liabilities assumed in connection with the acquisition of ICT. Additionally, as of February 2, 2010, the date of the ICT acquisition, the Company determined that it intends to distribute all of the accumulated and undistributed earnings of the ICT Philippine subsidiary and its direct parent, ICT Group Netherlands B.V., to Sykes Enterprises, Incorporated, its ultimate U.S. parent. Tax adjustments required to reflect this intent, which could be significant, cannot be estimated until the Company completes its tax analysis. The Company asserts its intention that all other ICT past and future earnings are permanently reinvested in foreign business operations in accordance with ASC 740-30 (“ASC 740-30”) “Income Taxes — Other Considerations or Special Areas”.
•	The amount and allocation of goodwill among reporting units.
The Company expects to complete its analysis of the purchase price allocation during the fourth quarter of 2010.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
(Unaudited)
Note 2 — Acquisition of ICT — (continued)
The following table summarizes the estimated acquisition date fair values of the assets acquired and liabilities assumed (in thousands):

Amount

Cash and cash equivalents	$63,987
Receivables	75,890
Income tax receivable	2,844
Prepaid expenses	4,846
Other current assets	4,950

Total current assets	152,517
Property and equipment	57,910
Goodwill	90,123
Intangibles	60,310
Deferred charges and other assets	7,978

Short-term debt	(10,000)
Accounts payable	(12,412)
Accrued employee compensation and benefits	(23,873)
Income taxes payable	(2,451)
Other accrued expenses and current liabilities	(10,951)

Total current liabilities	(59,687)
Deferred grants	(706)
Long-term income tax liabilities	(5,573)
Other long-term liabilities	(25,038)

Purchase price	$277,834

Total net assets acquired by operating segment as of February 2, 2010, the acquisition date, were as follows (in thousands):

			Consolidated
	Americas	EMEA	Total
Net assets	$273,748	$4,086	$277,834

Fair values are based on management’s estimates and assumptions including variations of the income approach, the cost approach and the market approach. The following table presents the Company’s purchased intangibles assets as of February 2, 2010, the acquisition date (in thousands):

		Weighted
		Average
	Amount	Amortization
Purchased intangible Assets	Assigned	Period (years)

Customer relationships	$57,900	8
Trade name	1,000	3
Proprietary Software	850	2
Non-compete agreements	560	1

	$60,310	8

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
(Unaudited)
Note 2 — Acquisition of ICT — (continued)
The $90.1 million of goodwill was assigned to the Company’s Americas and EMEA operating segments in the amount of $90.0 million and $0.1 million, respectively. The Company expects to achieve synergies as the acquisition increases the opportunity for sustained long-term operating margin expansion by leveraging general and administrative expenses over a larger revenue base. Pursuant to Federal income tax regulations, the ICT acquisition was considered to be a non-taxable transaction; therefore, no amount of intangibles or goodwill from this acquisition will be deductible for tax purposes.
The fair value of receivables acquired is $75.9 million, with the gross contractual amount being $76.4 million, of which $0.5 million was not expected to be collected.
After the ICT acquisition in February, 2010, the Company paid off the $10.0 million outstanding balance plus accrued interest of the ICT short-term debt assumed upon acquisition. The related interest expense included in “Interest expense” in the accompanying Condensed Statement of Operations for the three months ended March 31, 2010 was not material.
The amount of ICT’s revenues and net loss since the February 2, 2010 acquisition date, included in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2010, are $65.3 million and $(13.4) million, respectively.
The following table presents the unaudited pro forma combined revenues and net earnings as if ICT had been included in the consolidated results of the Company for the entire three month period ended March 31, 2010 and 2009. The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on January 1, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Revenues	$316,151	$299,299

Net income	$8,876	$13,258

Net income per basic share	$0.19	$0.29

Net income per diluted share	$0.19	$0.28
These amounts have been calculated to reflect the additional depreciation, amortization, and interest expense that would have been incurred assuming the fair value adjustments and borrowings occurred on January 1, 2010 and January 1, 2009, together with the consequential tax effects. In addition, these amounts exclude costs incurred which are directly attributable to the acquisition, and which do not have a continuing impact on the combined companies operating results. Included in these costs are severance, advisory and legal costs, net of the consequential tax effects.
Acquisition-related costs of $23.3 million, comprised of $13.5 million in severance costs ($12.6 million in Corporate and $0.9 million in the Americas), $7.6 million in transaction and integration costs, and $2.2 million in additional depreciation related to the increase in fair values of the acquired property and equipment and amortization of the fair values of the acquired intangibles, are included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2010.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
(Unaudited)
Note 3 — Fair Value
The Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 subject to the requirements of ASC 820 consist of the following (in thousands):

	Fair Value Measurements at March 31, 2010 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets For	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	March 31, 2010	Level (1)	Level (2)	Level (3)

Assets:
Money Market Funds and Open-end Mutual Funds (1)	$61,819	$61,819	$—	$—
Foreign Currency Forward Contracts (2)	4,471	—	4,471	—
Foreign Currency Option Contracts (2)	2,180	—	2,180	—
Investments held in a Rabbi Trust for the Deferred Compensation Plan (3)	2,827	2,827	—	—
U.S. Treasury Bills held in a Rabbi Trust for the former ICT chief executive officer (3)	4,450	4,450	—	—
Guaranteed Investment Certificates (4)	46	—	46	—

Total Assets	$75,793	$69,096	$6,697	$—

Liabilities:
Foreign Currency Forward Contracts (5)	$2,250	$—	$2,250	$—

Total Liabilities	$2,250	$—	$2,250	$—

(1)	Included $61.1 million in “Cash and cash equivalents” and $0.7 million in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(2)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 5.

(3)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 6.

(4)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(5)	Included in “Other accrued expense and current liabilities” in the accompanying Condensed Consolidated Balance Sheet. See Note 5.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
(Unaudited)
Note 3 — Fair Value — (continued)
The Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 subject to the requirements of ASC 820 consist of the following (in thousands):

	Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets For	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2009	Level (1)	Level (2)	Level (3)

Assets:
Money Market Funds and Open-end Mutual Funds (1)	$234,659	$234,659	$—	$—
Foreign Currency Forward Contracts (2)	2,866	—	2,866	—
Investments held in a Rabbi Trust for the Deferred Compensation Plan (3)	2,437	2,437	—	—
Guaranteed Investment Certificates (4)	46	—	46	—

Total Assets	$240,008	$237,096	$2,912	$—

Liabilities:
Foreign Currency Forward Contracts (5)	$326	$—	$326	$—

Total Liabilities	$326	$—	$326	$—

(1)	Included $80.3 million in “Restricted cash”, $153.7 million in “Cash and cash equivalents” and $0.7 million in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(2)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 5.

(3)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 6.

(4)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(5)	Included in “Other accrued expense and current liabilities” in the accompanying Condensed Consolidated Balance Sheet. See Note 5.
Certain assets, under certain conditions, are measured at fair value on a non-recurring basis utilizing Level 3 inputs as described in Note 1, like those associated with acquired businesses, including goodwill and other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets was determined to be impaired. During the three months ended March 31, 2010 and 2009, no impairment losses have occurred relative to any of these assets.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
(Unaudited)
Note 4 — Goodwill and Intangible Assets
The following table presents the Company’s purchased intangible assets (in thousands) as of March 31, 2010 (including the ICT acquisition described in Note 2):

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Intangibles	Amortization	Intangibles	Period (years)

Customer relationships	$63,200	$(3,957)	$59,243	8
Trade name	1,796	(652)	1,144	4
Non-compete agreements	719	(253)	466	1
Proprietary software	850	(86)	764	2
Other	131	(131)	—	3

	$66,696	$(5,079)	$61,617	8

The following table presents the Company’s purchased intangible assets (in thousands) as of December 31, 2009:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Intangibles	Amortization	Intangibles	Period (years)

Customer relationships	$4,437	$(2,588)	$1,849	6
Trade name	807	(565)	242	5
Non-compete agreements	161	(161)	—	2
Other	133	(133)	—	3

	$5,538	$(3,447)	$2,091	6

Amortization expense, related to the purchased intangible assets resulting from acquisitions (other than goodwill), of $1.7 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively, is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.
The Company’s estimated future amortization expense for the five succeeding years is as follows (in thousands):

Years Ending December 31,	Amount

2010 (remaining nine months)	$7,241
2011	$8,781
2012	$8,150
2013	$7,418
2014	$7,355
2015 and thereafter	$22,672

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
(Unaudited)
Note 4 – Goodwill and Intangible Assets — (continued)
Changes in goodwill consist of the following (in thousands):

	Americas	EMEA	Other	Net Amount
Gross balance at January 1, 2010	$21,838	$—	$—	$21,838
Accumulated impairment loss at January 1, 2010	(629)	—	—	(629)

Net balance at January 1, 2010	21,209	—	—	21,209

Acquisition of ICT (See Note 2)	90,036	87	—	90,123
Foreign currency translation	2,505	(4)	—	2,501

Gross balance at March 31, 2010	114,379	83	—	114,462
Accumulated impairment loss at March 31, 2010	(629)	—	—	(629)

Net balance at March 31, 2010	$113,750	$83	$—	$113,833

Note 5 – Financial Derivatives
The Company had derivative assets and liabilities relating to outstanding forward contracts and options, designated as cash flow hedges, as defined under ASC 815, consisting of Philippine peso (“PHP”) contracts, maturing within 12 months with a notional value of $108.2 million and $39.4 million as of March 31, 2010 and December 31, 2009, respectively, and Canadian dollar contracts maturing within 9 months with a notional value of $8.0 million and $3.8 million as of March 31, 2010 and December 31, 2009, respectively. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.
The Company had a total of $2.3 million and $2.0 million of deferred gains, net of taxes of $0.8 million and $0.8 million, on these derivative instruments as of March 31, 2010 and December 31, 2009, respectively, recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Condensed Consolidated Balance Sheets. The deferred gains expected to be reclassified to “Revenues” from AOCI during the next twelve months is $3.1 million. However, this amount and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the forward contracts.
The Company also periodically enters into foreign currency hedge contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivative instruments is to reduce the effects on the Company’s operating results and cash flows from fluctuations caused by volatility in currency exchange rates, primarily related to intercompany loan payments and cash held in non-functional currencies. As of March 31, 2010, these contracts include a forward contract to sell 12.5 million Canadian dollars at fixed prices of 8.1 million Euro to settle in August 2010, a forward contract to sell 350 million PHP at fixed prices of 5.2 million Euro to settle in June 2010, a forward contract to sell 9.5 million Euro at fixed prices of U.S. $13.8 million to settle in April 2010, forward contracts to sell 13.5 million Canadian dollars at fixed prices of U.S. $13.1 million to settle in April 2010, and forward contracts to sell 702 million PHP at fixed prices of U.S. $15.2 million to settle in April 2010. As of December 31, 2009, the Company had forward contracts to sell 12.5 million Canadian dollars at fixed prices of Euro 8.1 million, which will settle in August 2010.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
(Unaudited)
Note 5 – Financial Derivatives — (continued)
The Company had the following outstanding foreign currency forward contracts and options (in thousands):

As of March 31, 2010		As of December 31, 2009
Foreign	Currency	Foreign	Currency
Currency	Denomination	Currency	Denomination
U.S. Dollars	Philippine Pesos 5,089,374	U.S. Dollars	Philippine Pesos 1,970,189
U.S. Dollars	Canadian Dollars 7,890	U.S. Dollars	Canadian Dollars 4,050
U.S. Dollars	Euros 9,500
Philippine Pesos	U.S. Dollars 15,200
Canadian Dollars	Euros 8,066	Canadian Dollars	Euros 8,066
Canadian Dollars	U.S. Dollars 13,051
Euros	Philippine Pesos 350,000
As of March 31, 2010, the maximum amount of loss due to credit risk that, based on the gross fair value of the financial instruments, the Company would incur if parties to the financial instruments that make up the concentration failed to perform according to the terms of the contracts is $6.7 million.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
(Unaudited)
Note 5 – Financial Derivatives — (continued)
The following tables present the fair value of the Company’s derivative instruments as of March 31, 2010 and December 31, 2009 included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Derivative Assets
	March 31, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Foreign currency forward contracts	Other current assets	$3,139	Other current assets	$2,866
Foreign currency option contracts	Other current assets	2,180	—	—

		5,319		2,866

Derivatives not designated as hedging instruments under ASC 815(1):
Foreign currency forward contracts	Other current assets	1,332	—	—

Total derivative assets		$6,651		$2,866

	Derivative Liabilities
	March 31, 2010		December 31, 2009
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments under ASC 815(1):
Foreign currency forward contracts	Other accrued expenses and current liabilities	$2,250	Other accrued expenses and current liabilities	$326

Total derivative liabilities		$2,250		$326

(1)	See Note 1 for additional information on the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
(Unaudited)
Note 5 – Financial Derivatives — (continued)
The following tables present the effect of the Company’s derivative instruments for the three months ended March 31, 2010 and 2009 in the accompanying Condensed Consolidated Financial Statements (in thousands):

				Gain (Loss)
	Gain (Loss)		Statement	Reclassified From		Gain (Loss)
	Recognized in AOCI		of	Accumulated AOCI		Recognized in Income
	on Derivative		Operations	Into Income (Effective		on Derivative
Derivatives in ASC 815	(Effective Portion)		Location	Portion)		(Ineffective Portion)
cash flow hedging	March 31,			March 31,		March 31,
relationships:	2010	2009		2010	2009	2010	2009
Foreign currency forward contracts	$1,195	$(568)	Revenues	$892	$(3,021)	$—	$—
Foreign currency option contracts	150	—	Revenues	89	—	—	—

	$1,345	$(568)		$981	$(3,021)	$—	$—

		Gain (Loss) Recognized
		in Income on Derivative
	Statement of	March 31,
Derivatives not designated as hedging	Operations
instruments under ASC 815:	Location	2010	2009
Foreign currency forward contracts	Other income and (expense)	$(1,074)	$(95)

Note 6 – Investments Held in Rabbi Trusts
The Company’s Investments Held in Rabbi Trusts, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	March 31, 2010		December 31, 2009
	Cost	Fair Value	Cost	Fair Value
Mutual Funds	$2,720	$2,827	$2,454	$2,437
U.S. Treasury Bills	4,450	4,450	$—	—

	$7,170	$7,277	$2,454	$2,437

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
(Unaudited)
Note 6 – Investments Held in Rabbi Trusts — (continued)
The mutual funds held in the rabbi trust were 78% equity-based and 22% debt-based at March 31, 2010. Investment income, included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 consists of the following (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Gross realized gains from sale of trading securities	$10	$—
Gross realized losses from sale of trading securities	(5)	(21)
Dividend and interest income	6	7
Net unrealized holding gains (losses)	113	(94)

Net investment income (losses)	$124	$(108)

Note 7 – Deferred Revenue
The components of deferred revenue consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Future service	$23,800	$25,027
Estimated potential penalties and holdbacks	6,206	5,056

	$30,006	$30,083

Note 8 – Borrowings
Borrowings consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Short-term loan due March 31, 2010	$—	$75,000
Term loan due in varying installments through February 1, 2013	75,000	—
Revolving credit facility matures on February 1, 2013	—	—

Total	75,000	75,000
Less current portion	(11,250)	(75,000)

Total long-term debt	$63,750	$—

As of March 31, 2010, future minimum payments of the Company’s borrowings are as follows (in thousands):

Years Ending December 31,	Amount
2010 (remaining nine months)	$7,500
2011	15,000
2012	20,000
2013	32,500

Total	$75,000

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
(Unaudited)
Note 8 — Borrowings — (continued)
On February 2, 2010, the Company entered into a new Credit Agreement (the “New Credit Agreement”) with a group of lenders. The New Credit Agreement provides for a $75 million term loan (the “Term Loan”) and a $75 million revolving credit facility, the amount which is subject to certain borrowing limitations, and includes certain customary financial and restrictive covenants. The Company drew down the full $75 million Term Loan on February 2, 2010 in connection with the acquisition of ICT on such date. See Note 2 — Acquisition of ICT for further information.
The $75 million revolving credit facility provided under the New Credit Agreement replaces the previous senior revolving credit facility under a credit agreement, dated March 30, 2009, which agreement was terminated simultaneous with entering into the New Credit Agreement. The $75 million revolving credit facility, which includes a $40 million multi-currency sub-facility, a $10 million swingline sub-facility and a $5 million letter of credit sub-facility, may be used for general corporate purposes including strategic acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Company is not currently aware of any inability of its lenders to provide access to the full commitment of funds that exist under the revolving credit facility, if necessary. However, due to recent economic conditions and the volatile business climate facing financial institutions, there can be no assurance that such facility will be available to the Company, even though it is a binding commitment of the financial institutions.
Borrowings under the New Credit Agreement bear interest at either LIBOR or the base rate plus, in each case, an applicable margin based on the Company’s leverage ratio. The applicable interest rate is determined quarterly based on the Company’s leverage ratio at such time. The base rate is a rate per annum equal to the greatest of (i) the rate of interest established by the lender, from time to time, as its “prime rate”; (ii) the Federal Funds effective rate in effect from time to time, plus 1/2 of 1% per annum; and (iii) the then-applicable LIBOR rate for one month interest periods, plus 1.00%. Swing Line Loans bear interest only at the base rate plus the base rate margin. In addition, the Company is required to pay certain customary fees, including a commitment fee of up to 0.75%, which is due quarterly in arrears and calculated on the average unused amount of the revolving credit facility.
The Company paid an underwriting fee of $3.0 million for the New Credit Agreement, which is deferred and amortized over the term of the loan. The related interest expense and amortization of deferred loan fees on the New Credit Agreement of $0.8 million are included in “Interest expense” in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2010 (none in the comparable period in 2009). The $75.0 million Term Loan had a weighted average interest rate of 3.95% for the three months ended March 31, 2010.
The New Credit Agreement is guaranteed by all of the Company’s existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all the direct foreign subsidiaries of the Company and those of the guarantors.
In December, 2009, Sykes (Bermuda) Holdings Limited, a Bermuda exempted company (“Sykes Bermuda”) which is an indirect wholly-owned subsidiary of the Company, entered into a credit agreement with KeyBank (the “Bermuda Credit Agreement”). The Bermuda Credit Agreement provided for a $75 million short-term loan to Sykes Bermuda with a maturity date of March 31, 2010. Sykes Bermuda drew down the full $75 million on December 11, 2009, which is included in “Short-term debt” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2009. The Bermuda Credit Agreement required that Sykes Bermuda and its direct subsidiaries maintain cash and cash equivalents of at least $80 million at all times, which amount is included in “Restricted Cash” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2009. Interest is charged on outstanding amounts, at the option of Sykes Bermuda, at either a Eurodollar Rate (as defined in the Bermuda Credit Agreement) or a Base Rate (as defined in the Bermuda Credit Agreement) plus, in each case, an applicable margin specified in the Bermuda Credit Agreement. The underwriting fee paid of $0.8 million was deferred and amortized over the term of the loan. Sykes Bermuda repaid the entire outstanding amount plus accrued interest on March 31, 2010. The related interest expense and amortization of deferred loan fees of $1.4 million are included in “Interest expense” in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2010 (none in the comparable period in 2009).

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
(Unaudited)
Note 8 — Borrowings — (continued)
Simultaneous with the execution and delivery of the Bermuda Credit Agreement, the Company entered into a Guaranty of Payment agreement with KeyBank, pursuant to which the obligations of Sykes Bermuda under the Bermuda Credit Agreement were guaranteed by the Company.
Also, simultaneous with the execution and delivery of the Bermuda Credit Agreement, the Company, KeyBank and the other lenders that are a party thereto entered into a First Amendment Agreement, amending the credit agreement, dated March 30, 2009, between the Company, KeyBank and the other lenders that are a party thereto. The First Amendment Agreement amended the terms of the credit agreement to permit the loan to Sykes Bermuda and the Company’s guaranty of that loan. As of December 31, 2009, there were no outstanding balances and no borrowings in 2009 under the credit agreement dated March 30, 2009. As previously mentioned, this credit agreement, dated March 30, 2009, was terminated on February 2, 2010 simultaneous with entering into the New Credit Agreement and unamortized deferred loan fees of $0.2 million were written off during the quarter ended March 31, 2010. Interest expense for the comparable 2009 period includes $0.1 million related to this terminated credit agreement.
Note 9 — Accumulated Other Comprehensive Income (Loss)
The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220 (“ASC 220”) “Comprehensive Income”. ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

		Unrealized	Unrealized	Unrealized
	Foreign	Actuarial Gain	Gain (Loss) on	Gain (Loss) on
	Currency	(Loss) Related	Cash Flow	Post
	Translation	to Pension	Hedging	Retirement
	Adjustment	Liability	Instruments	Obligation	Total

Balance at January 1, 2009	$(4,236)	$1,387	$(7,834)	$—	$(10,683)
Pre tax amount	8,360	(279)	5,082	307	13,470
Tax (provision) benefit	—	121	(4,255)	—	(4,134)
Reclassification to net income	3	(63)	9,257	(31)	9,166
Foreign currency translation	190	41	(231)	—	—

Balance at December 31, 2009	4,317	1,207	2,019	276	7,819
Pre tax amount	(1,408)	—	1,345	28	(35)
Tax (provision) benefit	—	—	(109)	—	(109)
Reclassification to net loss	(5)	(8)	(981)	(6)	(1,000)
Foreign currency translation	(69)	26	43	—	—

Balance at March 31, 2010	$2,835	$1,225	$2,317	$298	$6,675

Except as discussed in Note 10, earnings associated with the Company’s investments in its subsidiaries are considered to be permanently invested and no provision for income taxes on those earnings or translation adjustments has been provided.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
(Unaudited)
Note 10 — Income Taxes
The Company’s effective tax rate was 4.7% and 22.5% for the three months ended March 31, 2010, and 2009, respectively. The decrease in the effective tax rate was primarily due to tax benefits recognized on current period losses related to ICT acquisition-related costs.
The differences in the Company’s tax effective tax rate of 4.7% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to losses in jurisdictions for which tax benefits either can or cannot be recognized, foreign withholding and other taxes, permanent differences, and accompanied by the effects of valuation allowances, partially offset by the recognition of tax benefits resulting from additional income earned in certain tax holiday jurisdictions.
The liability for unrecognized tax benefits is recorded as “Long-term income tax liabilities” in the accompanying Condensed Consolidated Balance Sheets. The Company has accrued $8.0 million at March 31, 2010, and $3.8 million at December 31, 2009, excluding penalties and interest. The $4.2 million increase relates primarily to the balances assumed in the ICT acquisition, which amount is provisional as discussed in Note 2. If the Company recognized its remaining unrecognized tax benefits at March 31, 2010, approximately $8.0 million, excluding related interest and penalties, would favorably impact the effective tax rate. The Company believes it is reasonably possible that its unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $1.1 million due to expiration of statutes of limitations, audit or appeal resolution in various tax jurisdictions.
Generally, earnings associated with the Company’s investments in its subsidiaries are considered to be permanently invested and provisions for income taxes on those earnings or translation adjustments are not recorded. The U.S. Department of the Treasury released the “General Explanations of the Administration’s Fiscal Year 2011 Revenue Proposals” in February 2010. These proposals represent a significant shift in international tax policy, which may materially impact U.S. taxation of international earnings, including the Company’s position on permanent reinvestment of foreign earnings. The Company continues to monitor these proposals and is currently evaluating their potential impact on its financial condition, results of operations, and cash flows. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable.
As of the February 2, 2010, the date of the ICT acquisition, the Company determined that it intends to distribute all of the accumulated and undistributed earnings of the ICT Philippine subsidiary and its direct parent, ICT Group Netherlands B.V., to Sykes Enterprises, Incorporated, its ultimate U.S. parent. Tax adjustments required to reflect this intent, which could be significant, cannot be estimated until the Company completes its tax analysis of the assets acquired and liabilities assumed in connection with the acquisition of ICT. The Company asserts its intention that all other ICT past and future earnings are permanently reinvested in foreign business operations in accordance with ASC 740-30. See Note 2 for further information.
The German tax authority is currently auditing tax periods 2005 through 2007. A Philippine subsidiary is being audited by the Philippine tax authorities for tax years 2006 and 2007. The Company’s India subsidiary is currently under examination in India for fiscal tax years 2004 through 2008. As of March 31, 2010, the Company believes it has adequately accrued for these audits. In addition, the following audits are underway for several ICT acquired subsidiaries: the Canadian tax authority is currently auditing the Canadian subsidiary’s tax years 2003 through 2006; the Mexican tax authority is auditing the Mexican subsidiary’s tax years 2003 through 2006; and the U.S. Internal Revenue Service is auditing the U.S. entities’ tax year 2007. The tax accruals for these audits as of March 31, 2010 reflect the balances as previously recorded by the ICT acquired subsidiaries and may be adjusted to reflect their fair value as of February 2, 2010.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
(Unaudited)
Note 11 — Earnings Per Share
Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options, stock appreciation rights, restricted stock, common stock units and shares held in a rabbi trust using the treasury stock method. For the three months ended March 31, 2010 and 2009, the impact of outstanding options to purchase shares of common stock and stock appreciation rights of 0.1 million shares and 0.2 million shares, respectively, were antidilutive and were excluded from the calculation of diluted earnings per share.
The numbers of shares used in the earnings per share computations are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Basic:
Weighted average common shares outstanding	44,590	40,630
Diluted:
Dilutive effect of stock options, stock appreciation rights, restricted stock, common stock units and shares held in a rabbi trust	176	404

Total weighted average diluted shares outstanding	44,766	41,034

On August 5, 2002, the Company’s Board of Directors authorized the Company to repurchase up to three million shares of its outstanding common stock. A total of 1.9 million shares have been repurchased under this program since inception. The shares are repurchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the three months ended March 31, 2009, the Company repurchased 224 thousand common shares under the 2002 repurchase program (none in the comparable 2010 period) at prices ranging from $13.72 to $14.75 per share for a total cost of $3.2 million.
Note 12 — Segments and Geographic Information
The Company has two reportable segments, the “Americas” and “EMEA” which represented 78.3% and 21.7%, respectively, of the Company’s consolidated revenues for the three months ended March 31, 2010 and 70.3% and 29.7%, respectively, of the Company’s consolidated revenues for the comparable 2009 period. Each segment is comprised of aggregated regional operating segments. The Company aligns its business into two segments to effectively manage the business and support the customer care needs of every client and to respond to the demands of the Company’s global customers.
The reportable segments consist of (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service) and technical staffing and (2) EMEA, which includes Europe, the Middle East and Africa, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service) and fulfillment services. The sites within Latin America, India and the Asia Pacific Rim are included in the Americas segment given the nature of the business and client profile, which is primarily made up of U.S. based companies that are using the Company’s services in these locations to support their customer contact management needs.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
(Unaudited)
Note 12 — Segments and Geographic Information — (continued)
Information about the Company’s reportable segments for the three months ended March 31, 2010 compared to the corresponding prior year period, is as follows (in thousands):

				Consolidated
	Americas	EMEA	Other(1)	Total

Three Months Ended March 31, 2010
Revenues	$215,537	$59,680		$275,217
Depreciation and amortization	$11,444	$1,319		$12,763

Income (loss) from operations	$26,245	$(705)	$(31,697)	$(6,157)
Other expense, net			(3,823)	(3,823)
Benefit for income taxes			467	467

Net (loss)				$(9,513)

Total Assets as of March 31, 2010	$1,652,843	$914,787	$(1,688,432)	$879,198

				Consolidated
	Americas	EMEA	Other(1)	Total

Three Months Ended March 31, 2009
Revenues	$142,806	$60,435		$203,241
Depreciation and amortization	$5,598	$1,178		$6,776

Income (loss) from operations	$23,376	$4,659	$(10,536)	$17,499
Other income, net			1,558	1,558
(Provision) for income taxes			(4,287)	(4,287)

Net income				$14,770

Total Assets as of March 31, 2009	$630,508	$912,208	$(1,021,767)	$520,949

(1)	Other items (including intercompany eliminations, corporate costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three months ended March 31, 2010 and 2009. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2009. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.
Note 13 — Stock-Based Compensation
A detailed description of each of the Company’s stock-based compensation plans is provided below, including the 2001 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. Stock-based compensation expense related to these plans, which is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations, was $1.8 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively. The Company recognized income tax benefits related to the stock-based compensation of $0.7 million and $0.6 million during the three months ended March 31, 2010 and 2009, respectively. The Company recognized benefits of tax deductions in excess of recognized tax benefits of $0.4 million and $0.1 million from the exercise of stock options in the three months ended March 31, 2010 and 2009, respectively. There were no capitalized stock-based compensation costs at March 31, 2010 or December 31, 2009.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
(Unaudited)
Note 13 — Stock-Based Compensation — (continued)
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
Stock Options — Options are granted at fair market value on the date of the grant and generally vest over one to four years. All options granted under the Plan expire if not exercised by the tenth anniversary of their grant date. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions. The fair value of the stock option awards is expensed on a straight-line basis over the vesting period of the award. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Exercises and forfeitures are estimated within the valuation model using employee termination and other historical data. The expected term of the stock option awards granted is derived from historical exercise experience under the Plan and represents the period of time that stock option awards granted are expected to be outstanding. No stock options were granted during the three months ended March 31, 2010 and 2009.
The following table summarizes stock option activity under the Plan as of March 31, 2010, and changes during the three months then ended:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term (in	Intrinsic
Stock Options	Shares (000s)	Price	years)	Value (000s)
| | | |
Outstanding at January 1, 2010	49	$8.05
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2010	49	$8.05	1.9	$719

Vested or expected to vest at March 31, 2010	49	$8.05	1.9	$719

Exercisable at March 31, 2010	49	$8.05	1.9	$719

No options were exercised during the three months ended March 31, 2010 and 2009. All options were fully vested as of December 31, 2006 and there is no unrecognized compensation cost as of March 31, 2010 related to these options granted under the Plan (the effect of estimated forfeitures is not material).
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
Three months ended March 31, 2010 and 2009
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
The following table summarizes the assumptions used to estimate the fair value of SARs granted during the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Expected volatility	45%	47%
Weighted-average volatility	45%	47%
Expected dividends	—	—
Expected term (in years)	4.4	4.0
Risk-free rate	2.4%	1.3%
The following table summarizes SARs activity under the Plan as of March 31, 2010, and changes during the three months then ended:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term (in	Intrinsic
Stock Appreciation Rights	Shares (000s)	Price	years)	Value (000s)
| | | |
Outstanding at January 1, 2010	421	$—
Granted	130	—
Exercised	(109)	—
Forfeited or expired	—	—

Outstanding at March 31, 2010	442	$—	8.0	$1,351

Vested or expected to vest at March 31, 2010	442	$—	8.0	$1,351

Exercisable at March 31, 2010	150	$—	7.5	$760

The weighted-average grant-date fair value of the SARs granted during the three months ended March 31, 2010 and 2009 was $10.21 and $7.42, respectively. Total intrinsic value of SARs exercised during the three months ended March 31, 2010 was $0.6 million (none in the comparable 2009 period).

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
(Unaudited)
Note 13 — Stock-Based Compensation — (continued)
Stock Appreciation Rights — (continued)
The following table summarizes the status of nonvested SARs under the Plan as of March 31, 2010, and changes during the three months then ended:

		Weighted-
		Average
	Shares (In	Grant-Date
Nonvested Stock Appreciation Rights	thousands)	Fair Value

Nonvested at January 1, 2010	306	$7.40
Granted	130	$10.21
Vested	(143)	$7.44
Forfeited or expired	—	$—

Nonvested at March 31, 2010	293	$8.63

As of March 31, 2010, there was $2.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock appreciation rights granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.4 years. SARs that vested during the three months ended March 31, 2010 had a fair value of $0.6 million (none in the comparable 2009 period).
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
The weighted-average grant-date fair value of the Restricted Shares/Units granted during the three months ended March 31, 2010 and 2009 was $23.88 and $19.69, respectively.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
(Unaudited)
Note 13 — Stock-Based Compensation — (continued)
Restricted Shares — (continued)
The following table summarizes the status of nonvested Restricted Shares/Units under the Plan as of March 31, 2010, and changes during the three months then ended:

		Weighted-
		Average
	Shares (In	Grant-Date
Nonvested Restricted Shares / Units	thousands)	Fair Value

Nonvested at January 1, 2010	581	$18.36
Granted	184	$23.88
Vested	(183)	$17.69
Forfeited or expired	—	$—

Nonvested at March 31, 2010	582	$20.32

As of March 31, 2010, based on the probability of achieving the performance goals, there was $9.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested Restricted Shares/Units granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.4 years. The Restricted Shares / Units that vested during the three months ended March 31, 2010 and 2009 had a fair value of $4.3 million and $3.2 million, respectively, as of the vesting date.
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
Three months ended March 31, 2010 and 2009
(Unaudited)
Note 13 — Stock-Based Compensation — (continued)
Other Awards — (continued)
The following table summarizes CSUs activity under the Plan as of March 31, 2010, and changes during the three months then ended:

		Weighted-
		Average
	Shares (In	Grant-Date
Nonvested Common Stock Units	thousands)	Fair Value

Nonvested at January 1, 2010	68	$18.37
Granted	22	$23.88
Vested	(24)	$17.70
Forfeited or expired	—	$—

Nonvested at March 31, 2010	66	$20.46

As of March 31, 2010, there was $0.7 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.3 years. The fair value of the CSU’s that vested during the three months ended March 31, 2010 and 2009 was $0.6 million and $0.4 million, respectively, as of the vesting date. Until a CSU vests, the participant has none of the rights of a shareholder with respect to the CSU or the common stock underlying the CSU. CSUs are not transferable.
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
Three months ended March 31, 2010 and 2009
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
Three months ended March 31, 2010 and 2009
(Unaudited)
Note 13 — Stock-Based Compensation — (continued)
2004 Non-Employee Director Fee Plan — (continued)
The following table summarizes the status of the nonvested CSUs and share awards under the 2004 Fee Plan as of March 31, 2010, and changes during the three months then ended:

		Weighted-
		Average
	Shares (In	Grant-Date
Nonvested Common Stock Units / Share Awards	thousands)	Fair Value

Nonvested at January 1, 2010	33	$16.98
Granted	—	$—
Vested	(6)	$17.97
Forfeited or expired	—	$—

Nonvested at March 31, 2010	27	$16.98

The fair value of the CSUs and share awards that vested during the three months ended March 31, 2010 was $0.1 million (not material in 2009).
Compensation expense for CSUs granted after the adoption of ASC 718 on January 1, 2006 and before the 2004 Fee Plan amendment in March 2008 (as previously discussed), was recognized immediately on the date of grant since these grants automatically vested upon termination of a Director’s service, whether by death, retirement, resignation, removal or failure to be reelected at the end of his or her term. However, compensation expense for CSUs granted before adoption of ASC 718 was recognized over the requisite service period, or “nominal” vesting period of two to three years using the intrinsic value method. As of March 31, 2010, there was no unrecognized compensation cost, net of estimated forfeitures, which relates to nonvested CSUs granted under the 2004 Fee Plan before adoption of ASC 718. As of March 31, 2010, there was $0.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested CSUs and share awards granted since March 2008 under the Plan. This cost is expected to be recognized over a weighted-average period of 0.9 years.
Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board of Directors effective December 17, 1998 and amended on March 29, 2006 and May 23, 2006. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president and senior vice presidents and $7,500 per year for vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (See Note 6, Investments Held in Rabbi Trusts). As of March 31, 2010 and December 31, 2009, liabilities of $2.8 million and $2.4 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.
Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $0.9 million and $0.8 million as of March 31, 2010 and December 31, 2009, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.
The weighted-average grant-date fair value of common stock awarded during the three months ended March 31, 2010 and 2009 was $22.84 and $16.63, respectively.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
(Unaudited)
Note 13 — Stock-Based Compensation — (continued)
Deferred Compensation Plan — (continued)
The following table summarizes the status of the nonvested common stock issued under the Deferred Compensation Plan as of March 31, 2010, and changes during the three months then ended:

		Weighted-
		Average
	Shares (In	Grant-Date
Nonvested Common Stock	thousands)	Fair Value

Nonvested at January 1, 2010	6	$17.76
Granted	5	$22.84
Vested	(4)	$21.21
Forfeited or expired	—	$—

Nonvested at March 31, 2010	7	$18.85

As of March 31, 2010, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted-average period of 4.2 years. The total fair value of the common stock vested during the three months ended March 31, 2010 and 2009 was $0.1 million and $0.1 million, respectively.
There were no cash settlements related to the Company’s obligation under the Deferred Compensation Plan for the three months ended March 31, 2010 and 2009.
Note 14 — Defined Benefit Pension Plan and Post-Retirement Benefits
Defined Benefit Pension Plan
The Company sponsors a non-contributory defined benefit pension plan (the “Pension Plan”) for its covered employees in the Philippines. The Pension Plan provides defined benefits based on years of service and final salary. All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plan. As of March 31, 2010, the Pension Plan is unfunded. The Company does not expect to make cash contributions to its Pension Plan during 2010.
The following table provides information about net periodic benefit cost for the Pension Plan for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Service cost	$10	$80
Interest Costs	$10	46
Recognized actuarial gain	$(8)	—

Net periodic benefit costs	$12	$126

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
(Unaudited)
Note 14— Defined Benefit Pension Plan and Post-Retirement Benefits — (continued)
Post-Retirement Benefits
In 1996, the Company entered into a split dollar life insurance arrangement to benefit the former Chairman and Chief Executive Officer of the Company. Under the terms of the arrangement, the Company retained a collateral interest in the policy to the extent of the premiums paid by the Company. Effective January 1, 2008, the Company recorded a $0.5 million liability for a post-retirement benefit obligation related to this arrangement, which was accounted for as a reduction to the January 1, 2008 balance of retained earnings in accordance with ASC 715-60. The post-retirement benefit obligation of $0.2 million and $0.3 million was included in “Other long-term liabilities” as of March 31, 2010 and December 31, 2009, respectively, in the accompanying Condensed Consolidated Balance Sheets. The Company has an unrealized gain of $0.3 million and $0.3 million as of March 31, 2010 and December 31, 2009, respectively, due to the change in discount rates related to the post retirement obligation, which was recorded in Accumulated Other Comprehensive Income (Loss) in the accompanying Condensed Consolidated Balance Sheets.
In connection with the acquisition of ICT in February 2010, the Company assumed ICT’s defined benefit obligations and related plan assets for the qualified pension plan. Under the ICT trusteed profit sharing plan (Section 401(k)) for all qualified employees, as defined, the Company matches 50% of employee contributions, up to a maximum of 6% of the employee’s compensation; however, it may also make additional contributions to the plan based upon profit levels and other factors. No such additional contributions were made during the three months ended March 31, 2010. Employees are fully vested in their contributions, while full vesting in the Company’s contributions occurs upon death, disability, retirement or completion of five years of service.
Note 15 — Commitments and Loss Contingency
In connection with the acquisition of ICT in February 2010, the Company assumed leases of equipment and buildings under operating leases having original terms ranging from one to fifteen years, some with options to cancel at varying points during the lease. The building leases contain up to two five-year renewal options. Rental expense under these operating leases for the three months ended March 31, 2010 (since February 2, 2010, the acquisition date of ICT) was $3.8 million. The following is a schedule of future minimum rental payments under ICT’s operating leases having a remaining non-cancelable term in excess of one year subsequent to March 31, 2010 (in thousands):

Total Amount
2010 (remaining nine months)	$16,200
2011	18,700
2012	11,700
2013	6,700
2014	4,500
2015 and thereafter	6,400

Total minimum payments required	$64,200

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009
(Unaudited)
Note 15 — Commitments and Loss Contingency — (continued)
The Company also assumed agreements that ICT had with third-party vendors in the ordinary course of business to purchase goods and services used in its normal operations. These agreements, which are not cancelable without penalty, generally range from one to three year periods and contain fixed or minimum annual commitments. Certain of these agreements allow for renegotiation of the minimum annual commitments based on certain conditions. The following is a schedule of future minimum purchases remaining under the ICT agreements as of March 31, 2010 (in thousands):

Total Amount
2010 (remaining nine months)	$4,100
2011	5,000
2012	2,900

Total minimum payments required	$12,000

Except for the ICT contractual obligations mentioned above and the borrowings discussed in Note 8, there has not been any material change to the Company’s outstanding contractual obligations from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
The Company has previously disclosed regulatory sanctions assessed against our Spanish subsidiary relating to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. In order to appeal these claims, the Company issued a bank guarantee of $0.9 million. During 2008, $0.4 million of the bank guarantee was returned to the Company. The remaining balance of the bank guarantee of $0.5 million is included as restricted cash in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009. The Company will continue to vigorously defend these matters. However, due to further progression of several of these claims within the Spanish court system, and based upon opinion of legal counsel regarding the likely outcome of several of the matters before the courts, the Company accrued a liability in the amount of $1.3 million as of March 31, 2010 and December 31, 2009 under ASC 450 “Contingencies”, because management now believes that a loss is probable and the amount of the loss can be reasonably estimated as to three of the subject claims. There is currently one other related claim which is under appeal, but the Company has not accrued any amounts related to that claim because management does not currently believe a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to that claim.
Note 16 —Related Party Transactions
The Company paid John H. Sykes, the Company’s founder, former Chairman and Chief Executive Officer and current major shareholder of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company, less than $0.1 million for the use of his private jet during the three months ended March 31, 2010, which is based on two times fuel costs and other actual costs incurred for each trip (none in the comparable 2009 period).
In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The Landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes. The lease payments on the 20 year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.1 million and $0.1 million to the landlord during the three months ended March 31, 2010 and 2009, respectively, under the terms of the lease.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sykes Enterprises, Incorporated
400 North Ashley Drive
Tampa, FL 33602
We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of March 31, 2010, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2010 and 2009, of changes in shareholders’ equity for the three-month periods ended March 31, 2010 and 2009 and the nine-month period ended December 31, 2009, and of cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Deloitte & Touche LLP
Certified Public Accountants
Tampa, Florida
May 4, 2010

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2010

Item 2	— Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and the consolidated financial statements and notes in the Sykes Enterprises, Incorporated (“Sykes,” “our”, “we” or “us”) Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”).
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
Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the impact of economic recessions in the U.S. and other parts of the world, (ii) fluctuations in global business conditions and the global economy, (iii) currency fluctuations, (iv) the timing of significant orders for our products and services, (v) variations in the terms and the elements of services offered under our standardized contract including those for future bundled service offerings, (vi) changes in applicable accounting principles or interpretations of such principles, (vii) difficulties or delays in implementing our bundled service offerings, (viii) failure to achieve sales, marketing and other objectives, (ix) construction delays of new or expansion of existing customer contact management centers, (x) delays in our ability to develop new products and services and market acceptance of new products and services, (xi) rapid technological change, (xii) loss or addition of significant clients, (xiii) political and country-specific risks inherent in conducting business abroad, (xiv) our ability to attract and retain key management personnel, (xv) our ability to continue the growth of our support service revenues through additional technical and customer contact management centers, (xvi) our ability to further penetrate into vertically integrated markets, (xvii) our ability to expand our global presence through strategic alliances and selective acquisitions, (xviii) our ability to continue to establish a competitive advantage through sophisticated technological capabilities, (xix) the ultimate outcome of any lawsuits, (xx) our ability to recognize deferred revenue through delivery of products or satisfactory performance of services, (xxi) our dependence on trend toward outsourcing, (xxii) risk of interruption of technical and customer contact management center operations due to such factors as fire, earthquakes, inclement weather and other disasters, power failures, telecommunication failures, unauthorized intrusions, computer viruses and other emergencies, (xxiii) the existence of substantial competition, (xxiv) the early termination of contracts by clients, (xxv) the ability to obtain and maintain grants and other incentives (tax or otherwise), (xxvi) the potential of cost savings/synergies associated with the ICTG acquisition not being realized, or not being realized within the anticipated time period, (xxvii) the potential loss of key clients related to the ICTG acquisition, (xxviii) risks related to the integration of the businesses of SYKES and ICTG and (xxix) other risk factors which are identified in our most recent Annual Report on Form 10-K, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2010
Results of Operations
The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended
	March 31,
	2010	2009
Revenues	$275,217	$203,241
Percentage of revenues	100.0%	100.0%

Direct salaries and related costs	$178,521	$130,253
Percentage of revenues	64.9%	64.1%

General and administrative	$102,853	$55,489
Percentage of revenues	37.4%	27.3%

Income (loss) from operations	$(6,157)	$17,499
Percentage of revenues	-2.2%	8.6%
The following table summarizes our revenues, for the periods indicated, by reporting segment (in thousands):

	Three Months Ended
	March 31,
	2010		2009
Americas	$215,537	78.3%	$142,806	70.3%
EMEA	59,680	21.7%	60,435	29.7%

Consolidated	$275,217	100.0%	$203,241	100.0%

The following table summarizes the amounts and percentage of revenue for direct salaries and related costs and general and administrative costs for the periods indicated, by reporting segment (in thousands):

	Three Months Ended
	March 31,
	2010		2009
Direct salaries and related costs:
Americas	$133,693	62.0%	$88,532	62.0%
EMEA	44,828	75.1%	41,721	69.0%

Consolidated	$178,521	64.9%	$130,253	64.1%

General and administrative:
Americas	$55,599	25.8%	$30,898	21.6%
EMEA	15,557	26.2%	14,055	23.3%
Corporate	31,697	—	10,536	—

Consolidated	$102,853	37.4%	$55,489	27.3%

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2010
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Revenues
For the three months ended March 31, 2010, we recognized consolidated revenues of $275.2 million, an increase of $72.0 million, or 35.4%, from $203.2 million of consolidated revenues for the comparable 2009 period. The increase of $72.0 million includes the ICT acquisition with revenues of $65.3 million in the first quarter of 2010.
Revenues from the Americas segment, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 78.3%, or $215.5 million, for the three months ended March 31, 2010, compared to 70.3%, or $142.8 million, for the comparable 2009 period. Revenues from the EMEA segment, including Europe, the Middle East and Africa, represented 21.7%, or $59.7 million, for the three months ended March 31, 2010, compared to 29.7%, or $60.4 million, for the comparable 2009 period.
The increase in the Americas’ revenue of $72.7 million, or 50.9%, for the three months ended March 31, 2010, compared to the same period in 2009, includes a $65.0 million increase in revenues related to the ICT acquisition. Excluding the ICT revenues, the Americas’ revenue for the three months ended March 31, 2010, compared to the same period in 2009 increased $7.7 million. The $7.7 million increase reflects a positive foreign currency impact of $8.3 million, partially offset by a $0.6 million decrease in revenues principally due to expiration of certain client programs and lower–than forecasted demand within certain clients. Revenues from our offshore operations represented 51.4% of Americas’ revenues for the three months ended March 31, 2010, compared to 61.7% for the comparable 2009 period. Americas’ revenues for the three months ended March 31, 2010 and 2009 also included a $0.9 million net gain on foreign currency hedges and a $3.0 million net loss on foreign currency hedges, respectively. Excluding the effect of this $3.9 million favorable foreign currency hedging fluctuation, the Americas’ revenue increased $3.8 million compared with the same period in 2009.
The decrease in EMEA revenues of $0.8 million, or 1.2%, for the three months ended March 31, 2010, compared to the same period in 2009, reflects a decrease of $5.9 million in client demand largely due to client program expirations and sustained weakness within the technology vertical, partially offset by a $4.8 million positive foreign currency impact and a $0.3 million contribution in revenues related to the ICT acquisition. Excluding the $4.8 million positive foreign currency impact, EMEA’s revenue decreased 9.3% for the three months ended March 31, 2010 compared with the same period in 2009.
Direct Salaries and Related Costs
Direct salaries and related costs increased $48.3 million, or 37.1%, to $178.5 million for the three months ended March 31, 2010, from $130.2 million in the comparable 2009 period. This increase of $48.3 million includes ICT direct salaries and related costs of $42.1 million in the first quarter of 2010.
On a reporting segment basis, direct salaries and related costs from the Americas segment increased $45.2 million, or 51%, to $133.7 million for the three months ended March 31, 2010 from $88.5 million for the comparable 2009 period. Direct salaries and related costs from the EMEA segment increased $3.1 million, or 7.4%, to $44.8 million for the three months ended March 31, 2010 from $41.8 million for the comparable 2009 period. While changes in foreign currency exchange rates positively impacted revenues in the Americas and EMEA, they negatively impacted direct salaries and related costs in 2010 compared to the same period in 2009 by $3.3 million and $3.5 million, respectively.
In the America’s segment, as a percentage of revenues, direct salaries and related costs remained unchanged at 62% for the three months ended March 31, 2010 and 2009. Higher compensation costs of 1.1%, higher communication costs of 0.6%, and higher billable supply costs of 0.3% were offset by lower weather related auto tow claim costs of 1.3%, lower bonus award costs of 0.2%, and lower other costs of 0.5%.
In the EMEA segment, as a percentage of revenues, direct salaries and related costs increase to 75.1% for the three months ended March 31, 2010 from 69.0% in the comparable 2009 period. This increase of 6.1%, as a percentage

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2010
of revenues, was primarily attributable to higher compensation costs of 5.4%, higher billable supply costs of 0.8%, higher communication costs of 0.2%, partially offset by lower other costs of 0.3%.
General and Administrative
General and administrative expenses increased $47.4 million, or 85.4%, to $102.9 million for the three months ended March 31, 2010, from $55.5 million in the comparable 2009 period. This increase of $47.4 million includes ICT general and administrative expenses of $36.5 million in the first quarter of 2010.
On a reporting segment basis, general and administrative expenses from the Americas segment increased $24.7 million, or 79.7%, to $55.6 million for the three months ended March 31, 2010 from $30.9 million for the comparable 2009 period. General and administrative expenses from the EMEA segment increased $1.6 million, or 11.1%, to $15.6 million for the three months ended March 31, 2010 from $14.0 million for the comparable 2009 period. While changes in foreign currency exchange rates positively impacted revenues in the Americas and EMEA, they negatively impacted general and administrative expenses in 2010 compared to the same period in 2009 by approximately $0.8 million and $1.2 million, respectively. Corporate general and administrative expenses increased $21.1 million, or 200.8%, to $31.7 million for the three months ended March 31, 2010 from $10.6 million in the comparable 2009 period. This increase of $21.1 million was primarily attributable to ICT acquisition-related costs comprised of $12.6 million in severance costs and $7.6 million in transaction and integration costs, higher compensation costs of $1.2 million and higher consulting costs of $0.3 million, partially offset by lower business development costs of $0.4 million and lower other costs of $0.2 million.
In the America’s segment, as a percentage of revenues, general and administrative expenses increased to 25.8% for the three months ended March 31, 2010 from 21.6% in the comparable 2009 period. This increase of 4.2%, as a percentage of revenues, was primarily attributable to higher depreciation and amortization costs of 1.5%, higher compensation costs of 1.3%, higher facility related costs of 1.2%, higher equipment and maintenance costs of 0.6%, higher severance costs of 0.4%, partially offset by lower bad debt expense of 0.4%, and lower other costs of 0.4%.
In the EMEA segment, as a percentage of revenues, general and administrative expenses increased to 26.2% for the three months ended March 31, 2010 from 23.3% in the comparable 2009 period. This increase of 2.9%, as a percentage of revenues, was primarily attributable to higher compensation costs of 1.1%, higher facility related costs of 1.1%, higher accounting fees of 0.4%, higher communications costs of 0.3%, and higher depreciation and amortization costs of 0.3%, partially offset by lower taxes (other than income taxes) of 0.2% and lower other costs of 0.1%.
Interest Income
Interest income was $0.2 million for the three months ended March 31, 2010, compared to $0.9 million for the comparable 2009 period reflecting lower average rates earned on interest-bearing investments in cash and cash equivalents.
Interest Expense
Interest expense was $2.4 million for the three months ended March 31, 2010 compared to $0.1 million for the comparable 2009 period, an increase of $2.3 million reflecting interest and fees on higher average levels of borrowings related to the acquisition of ICT.
Other Income and Expense
Other expense, net, was $1.6 million for the three months ended March 31, 2010 compared to other income, net of $0.8 million for the comparable 2009 period. The net increase in other expense, net, of $2.4 million was primarily attributable to an increase of $1.8 million in realized and unrealized foreign currency transaction losses, net of gains, a $1.0 million loss on forward foreign currency hedges, partially offset by a $0.4 million increase in other income. Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2010
derivatives that are included in Accumulated Other Comprehensive Income in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.
Provision / Benefit for Income Taxes
The recognition of an income tax benefit of $0.5 million for the three months ended March 31, 2010, was based upon pre-tax book loss of $10.0 million, compared to a provision for income taxes of $4.3 million for the three months ended March 31, 2009, based upon pre-tax book income of $19.1 million. The effective tax rate for the three months ended March 31, 2010 was 4.7% compared to an effective tax rate of 22.5% for the comparable 2009 period. This decrease in the effective tax rate was primarily due to tax benefits recognized on current period losses related to ICT acquisition-related costs.
Net Loss
As a result of the foregoing, we reported a loss from operations for the three months ended March 31, 2010 of $6.2 million, compared to income from operations of $17.5 million in the comparable 2009 period. This decrease of $23.7 million was principally attributable to a $48.3 million increase in direct salaries and related costs and a $47.4 million increase in general and administrative expenses, partially offset by a $72.0 million increase in revenues. This $23.7 million decrease, $2.4 million increase in other expense, net, $0.7 million decrease in interest income, $2.3 million increase in interest expense, partially offset by a $4.8 million higher tax benefit resulted in net loss of $9.5 million for the three months ended March 31, 2010, a decrease of $24.3 million compared to the same period in 2009.
Client Concentration
Total consolidated revenues included $39.7 million, or 14.4% of consolidated revenues, for the three months ended March 31, 2010 from AT&T Corporation, a major provider of communication services for which we provide various customer support services. This included $37.3 million in revenue from the Americas and $2.4 million in revenue from EMEA for the three months ended March 31, 2010. The revenues for the comparable period as it relates to this relationship were $21.8 million, or 10.7% of consolidated revenues, for the three months ended March 31, 2009. This included $19.8 million in revenue from the Americas and $2.0 million in revenue from EMEA for the three months ended March 31, 2009.
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
During the three months ended March 31, 2010, we received $80.0 million in cash from the release of restricted cash, $75.0 million in proceeds from the issuance of long term debt and $0.3 million in excess tax benefits from stock-based compensation. Further, we used $85.0 million to repay short-term debt, $77.2 million for the ICT

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2010
acquisition (net of ICT cash acquired), $16.8 million in operating activities, $6.1 million for capital expenditures, repurchased $1.3 million of stock for minimum tax withholding on equity awards and used $3.0 million for loan fees related to the debt financing resulting in a $37.2 million decrease in available cash (including the unfavorable effects of international currency exchange rates on cash of $3.1 million).
Net cash flows used for operating activities for the three months ended March 31, 2010 were $16.8 million, compared to $8.0 million provided by operating activities for the comparable 2009 period. The $24.8 decrease in net cash flows from operating activities was due to a $24.3 million decrease in net income and a net increase of $1.2 million in cash flows from assets and liabilities, partially offset by a $0.7 million increase in non-cash reconciling items such as depreciation and amortization, deferred income taxes, stock-based compensation, unrealized losses on financial instruments and bad debt expense. The $1.2 million increase in cash flows from assets and liabilities was principally a result of a $5.7 million increase in other assets, partially offset by a $3.7 million decrease in receivables, a $0.3 million increase in deferred revenue, a $0.3 million increase in income taxes payable and a $0.2 million increase in other liabilities.
Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $6.1 million for the three months ended March 31, 2010, compared to $11.1 million for the comparable 2009 period, a decrease of $5.0 million. During the three months ended March 31, 2010, approximately 12% of the capital expenditures were the result of investing in new and existing customer contact management centers, primarily in the Americas, and 88% was expended primarily for maintenance and systems infrastructure. In 2010, we anticipate capital expenditures in the range of $40.0 million to $45.0 million.
On February 2, 2010, we entered into a new Credit Agreement (the “New Credit Agreement”) with a group of lenders. The New Credit Agreement provides for a $75 million term loan (the “Term Loan”) and a $75 million revolving credit facility, the amount which is subject to certain borrowing limitations, and includes certain customary financial and restrictive covenants. We drew down the full $75 million Term Loan on February 2, 2010 in connection with the acquisition of ICT on such date. See Note 2 – Acquisition of ICT for further information. At March 31, 2010, we were in compliance with all loan requirements of the New Credit Agreement dated February 2, 2010.
The $75 million revolving credit facility provided under the New Credit Agreement replaces the previous senior revolving credit facility under a credit agreement, dated March 30, 2009, which agreement was terminated simultaneous with entering into the New Credit Agreement. The $75 million revolving credit facility, which includes a $40 million multi-currency sub-facility, a $10 million swingline sub-facility and a $5 million letter of credit sub-facility, may be used for general corporate purposes including strategic acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. We are not currently aware of any inability of our lenders to provide access to the full commitment of funds that exist under the revolving credit facility, if necessary. However, due to recent economic conditions and the volatile business climate facing financial institutions, there can be no assurance that such facility will be available to us, even though it is a binding commitment. The Term Loan and the revolving credit facility will mature on February 1, 2013. The Term Loan is required to be repaid in quarterly amounts commencing on June 30, 2010 and continuing at the end of each quarter thereafter as follows: $2.5 million per quarter in 2010, $3.75 million per quarter in 2011, and $5 million per quarter in 2012, with a final payment due at maturity in 2013. However, we anticipate paying the outstanding balance of the Term Loan, earlier than the scheduled maturities, on or before December 31, 2010.
Borrowings under the New Credit Agreement bear interest at either LIBOR or the base rate plus, in each case, an applicable margin based on our leverage ratio. The applicable interest rate is determined quarterly based on the leverage ratio at such time. The base rate is a rate per annum equal to the greatest of (i) the rate of interest established by the lender, from time to time, as its “prime rate”; (ii) the Federal Funds effective rate in effect from time to time, plus 1/2 of 1% per annum; and (iii) the then-applicable LIBOR rate for one month interest periods, plus 1.00%. Swing Line Loans bear interest only at the base rate plus the base rate margin. In addition, we are required to pay certain customary fees, including a commitment fee of up to 0.75%, which is due quarterly in arrears and calculated on the average unused amount of the revolving credit facility.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2010
We paid an underwriting fee of $3.0 million for the New Credit Agreement, which is deferred and amortized over the term of the loan. The related interest expense and amortization of deferred loan fees on the New Credit Agreement of $0.8 million are included in “Interest expense” in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2010 (none in the comparable period in 2009). The $75.0 million Term Loan had a weighted average interest rate of 3.95% for the three months ended March 31, 2010.
The New Credit Agreement is guaranteed by all of our existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all of our direct foreign subsidiaries and those of the guarantors.
In December, 2009, Sykes (Bermuda) Holdings Limited, a Bermuda exempted company (“Sykes Bermuda”) which is an indirect wholly-owned subsidiary of SYKES, entered into a credit agreement with KeyBank (the “Bermuda Credit Agreement”). The Bermuda Credit Agreement provided for a $75 million short-term loan to Sykes Bermuda with a maturity date of March 31, 2010. Sykes Bermuda drew down the full $75 million on December 11, 2009, which is included in “Short-term debt” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2009. The Bermuda Credit Agreement required that Sykes Bermuda and its direct subsidiaries maintain cash and cash equivalents of at least $80 million at all times, which amount is included in “Restricted Cash” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2009. Interest is charged on outstanding amounts, at the option of Sykes Bermuda, at either a Eurodollar Rate (as defined in the Bermuda Credit Agreement) or a Base Rate (as defined in the Bermuda Credit Agreement) plus, in each case, an applicable margin specified in the Bermuda Credit Agreement. The underwriting fee paid of $0.8 million was deferred and amortized over the term of the loan. Sykes Bermuda repaid the entire outstanding amount plus accrued interest on March 31, 2010. The related interest expense and amortization of deferred loan fees of $1.4 million are included in “Interest expense” in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2010 (none in the comparable period in 2009).
Simultaneous with the execution and delivery of the Bermuda Credit Agreement, we entered into a Guaranty of Payment agreement with KeyBank, pursuant to which the obligations of Sykes Bermuda under the Bermuda Credit Agreement were guaranteed by SYKES.
Also, simultaneous with the execution and delivery of the Bermuda Credit Agreement, SYKES, KeyBank and the other lenders that are a party thereto entered into a First Amendment Agreement, amending the credit agreement, dated March 30, 2009, between SYKES, KeyBank and the other lenders that are a party thereto. The First Amendment Agreement amended the terms of the credit agreement to permit the loan to Sykes Bermuda and SYKES’ guaranty of that loan. As of December 31, 2009, there were no outstanding balances and no borrowings in 2009 under the credit agreement dated March 30, 2009. As previously mentioned, this credit agreement was terminated on February 2, 2010 simultaneous with entering into the New Credit Agreement and unamortized deferred loan fees of $0.2 million were written off during the quarter ended March 31, 2010. Interest expense for the comparable 2009 period includes $0.1 million related to this terminated credit agreement.
At March 31, 2010, we had $242.7 million in cash and cash equivalents, of which approximately 95.0% or $230.6 million, was held in international operations and may be subject to additional taxes if repatriated to the United States.
We believe that our current cash levels, accessible funds under our credit facilities and cash flows from future operations will be adequate to meet anticipated working capital needs, future debt repayment requirements, continued expansion objectives, funding of potential acquisitions, anticipated levels of capital expenditures and contractual obligations for the foreseeable future and any stock repurchases.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2010
The following table summarizes the material changes to our contractual obligations at March 31, 2010, that were assumed upon acquisition of ICT in February 2010 and the related debt incurred in connection with the acquisition, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
		Less Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	After 5 Years	Other
Operating leases (1)	$64,200	$16,200	$30,400	$11,200	$6,400	$—
Purchase obligations and other (2)	12,000	4,100	7,900	—	—	—
Long-term tax liabilities (3)	6,007	—	—	—	—	6,007
Term loan and related interest (4)	81,700	9,700	72,000	—	—	—
Severance obligation for former ICT Chief Executive Officer (5)	4,450	4,450	—	—	—	—

Total contractual cash obligations	$168,357	$34,450	$110,300	$11,200	$6,400	$6,007

(1)	Amounts represent the expected cash payments of ICT’s operating leases as discussed in Note 15 to the accompanying Condensed Consolidated Financial Statements.

(2)	Purchase obligations include ICT’s agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. Purchase obligations exclude agreements that are cancelable without penalty.

(3)	Long-term tax liabilities include ICT’s uncertain tax positions and related interest and penalties as discussed in Note 10 to the accompanying Condensed Consolidated Financial Statements. We cannot make reasonably reliable estimates of the cash settlement of these long-term liabilities with the tax authority; therefore, amounts have been excluded from payments due by period.

(4)	Amounts include the term loan due plus estimated accrued interest due in varying installments through February 1, 2013 as discussed in Note 8 to the accompanying Condensed Consolidated Financial Statements.

(5)	Amounts include the severance obligation for ICT’s former chief executive officer due in varying installments through January 2011 as discussed in Note 1 to the accompanying Condensed Consolidated Financial Statements.
Except for the ICT contractual obligations mentioned above and the borrowings discussed in Note 8 to the accompanying Condensed Consolidated Financial Statements, there has not been any material change to the outstanding contractual obligations from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
Recognition of Revenue
We recognize revenue pursuant to Accounting Standards Codification (“ASC”) 605 “Revenue Recognition”.
We primarily recognize revenue from services as the services are performed, which is based on either on a per minute, per hour, per call or per transaction basis, under a fully executed contractual agreement and record reductions to revenue for contractual penalties and holdbacks for failure to meet specified minimum service levels and other performance based contingencies. Revenue recognition is limited to the amount that is not contingent upon delivery of any future product or service or meeting other specified performance conditions.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2010
Product sales, accounted for within our fulfillment services, are recognized upon shipment to the customer and satisfaction of all obligations.
Revenue from contracts with multiple-deliverables is allocated to separate units of accounting based on their relative fair value, if the deliverables in the contract(s) meet the criteria for such treatment. Certain fulfillment services contracts contain multiple-deliverables. Separation criteria included whether a delivered item has value to the customer on a stand-alone basis, whether there is objective and reliable evidence of the fair value of the undelivered items and, if the arrangement includes a general right of return related to a delivered item, whether delivery of the undelivered item is considered probable and in our control. Fair value is the price of a deliverable when it is regularly sold on a stand-alone basis, which generally consists of vendor-specific objective evidence of fair value. If there is no evidence of the fair value for a delivered product or service, revenue is allocated first to the fair value of the undelivered product or service and then the residual revenue is allocated to the delivered product or service. If there is no evidence of the fair value for an undelivered product or service, the contract(s) is accounted for as a single unit of accounting, resulting in delay of revenue recognition for the delivered product or service until the undelivered product or service portion of the contract is complete. We recognize revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding client acceptance are resolved, and there are no client-negotiated refund or return rights affecting the revenue recognized for delivered elements. Once we determine the allocation of revenue between deliverable elements, there are no further changes in the revenue allocation. If the separation criteria are met, revenue from these services is recognized as the services are performed under a fully executed contractual agreement. If the separation criteria are not met because there is insufficient evidence to determine fair value of one of the deliverables, all of the services are accounted for as a single combined unit of accounting. For these deliverables with insufficient evidence to determine fair value, revenue is recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate. Currently, we have no contracts containing multiple-deliverables for customer contact management services and fulfillment services.
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts of $3.5 million as of March 31, 2010, or 1.4% of trade receivables, for estimated losses arising from the inability of our customers to make required payments. Our estimate is based on factors surrounding the credit risk of certain clients, historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that our estimate of the allowance for doubtful accounts will change if the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments.
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
At December 31, 2009, we determined that a valuation allowance of $32.1 million was necessary to reduce U.S. deferred tax assets by $9.3 million and foreign deferred tax assets by $22.8 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax assets of $5.4 million at December 31, 2009 is dependent upon future profitability within each tax jurisdiction. As of March 31, 2010, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax assets will be realized. The valuation allowances above are exclusive of ICT acquired balances. The ICT tax accruals as of March 31, 2010 reflect the historical balances as recorded by the acquired subsidiaries and may be adjusted to reflect tax opening balance sheet entries as discussed more fully in Note 2 to the accompanying condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2010
Generally, earnings associated with our investments in our subsidiaries are considered to be permanently invested and normally provisions for income taxes on those earnings or translation adjustments are not recorded. The U.S. Department of the Treasury released the “General Explanations of the Administration’s Fiscal Year 2011 Revenue Proposals” in February 2010. These proposals represent a significant shift in international tax policy, which may materially impact U.S. taxation of international earnings, including our position on permanent reinvestment of foreign earnings. We continue to monitor these proposals and are currently evaluating their potential impact on our financial condition, results of operations, and cash flows. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable.
We evaluate tax positions that have been taken or are expected to be taken in our tax returns, and record a liability for uncertain tax positions in accordance with ASC 740 “Income Taxes” (“ASC 740”). The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
As of March 31, 2010, we had $8.0 million of unrecognized tax benefits, a net increase of $4.2 million from the $3.8 million recorded as of December 31, 2009. The $4.2 million increase relates primarily to the balances assumed in the ICT acquisition, which amount is provisional as discussed in Note 2. Had we recognized the remaining unrecognized tax benefits at March 31, 2010, approximately $8.0 million, excluding related interest and penalties, would favorably impact the effective tax rate. We believe it is reasonably possible that the unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $1.1 million due to transfer expiration of statutes of limitations, audit or appeal resolution in various tax jurisdictions.
Impairment of Long-lived Assets
We review long-lived assets, which had a carrying value of $308.7 million as of March 31, 2010, including goodwill, intangibles and property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge or loss to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.
New Accounting Standards
Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes. There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2010
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
Our earnings and cash flows are subject to fluctuations due to changes in currency exchange rates. We are exposed to foreign currency exchange rate fluctuations when subsidiaries with functional currencies other than the U.S. dollar (USD) are translated into the Company‘s USD consolidated financial statements. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact overall expected profitability. The cumulative translation effects for subsidiaries with functional currencies other than the U.S. dollar are included in —Accumulated other comprehensive income (loss) in shareholders’ equity. Movements in non-U.S. dollar currency exchange rates may negatively or positively affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors.
The Company employs a foreign currency risk management program that periodically utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Option and Forward hedge contracts are used to hedge intercompany receivables and payables, and transactions initiated in the United States that are denominated in foreign currency.
We serve a number of U.S.-based clients using customer contact management center capacity in the Philippines and Canada, which are within our Americas’ segment. Although the contracts with these clients are priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP) and the Canadian dollar (CAD), which represent a foreign exchange exposure. As of March 31, 2010, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in PHP and CAD by entering into foreign currency hedge contracts with counterparties to acquire a total of PHP 5.1 billion through April, 2011 and a total of CAD 7.9 million through December 2010, which approximates 50% and 75% of our exposure related to these anticipated cash flow requirements denominated in PHP and CAD, respectively. The fair value of these hedge contracts as of March 31, 2010 is presented in Note 5 of the accompanying Condensed Consolidated Financial Statements. The potential loss in fair value at March 31, 2010, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $4.7 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.
Additionally, we periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect our interests against adverse foreign currency moves pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries functional currencies. As of March 31, 2010, the fair value of these derivatives was a net payable of $0.9 million. See Note 5 of the accompanying Condensed Consolidated Financial Statements for further information on these derivative instruments.
We evaluate the credit quality of potential counterparties to derivative transactions and only enter into contracts with those considered to have minimal credit risk. We periodically monitor changes to counterparty credit quality as well as our concentration of credit exposure to individual counterparties. We do not use derivative instruments for trading or speculative purposes.
Interest Rate Risk
Our exposure to interest rate risk results from variable debt outstanding under our New Credit Agreement, including the $75.0 million term loan and the $75.0 million revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. During the quarter ended March 31, 2010, we had no debt outstanding under the revolving credit facility and $75.0 million in borrowings outstanding under our term loan at March 31, 2010. Based on our level of variable rate debt outstanding during 2010, a one-point increase in the weighted average interest rate, which generally equals the Eurodollar rate plus an applicable margin, would have increased interest expense by $0.1 million for the three months ended March 31, 2010. We have not historically used derivative instruments to manage exposure to changes in interest rates.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2010
Fluctuations in Quarterly Results
For the year ended December 31, 2009, quarterly revenues as a percentage of total consolidated annual revenues were approximately 24%, 25%, 25% and 26%, respectively, for each of the respective quarters of the year. We have experienced and anticipate that in the future we will experience variations in quarterly revenues. The variations are due to the timing of new contracts and renewal of existing contracts, the timing and frequency of client spending for customer contact management services, non-U.S. currency fluctuations, and the seasonal pattern of customer contact management support and fulfillment services.
Item 4 — Controls and Procedures
As of March 31, 2010, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of March 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except for the change discussed under “Change in Internal Control over Financial Reporting” below.
Change in Internal Control over Financial Reporting
On February 2, 2010, we acquired ICT. We are currently integrating policies, processes, people, technology and operations for the combined companies. Management will continue to evaluate our internal control over financial reporting as we execute our integration activities.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2010
Part II – OTHER INFORMATION
Item 1 – Legal Proceedings
We have previously disclosed regulatory sanctions assessed against our Spanish subsidiary relating to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. In order to appeal these claims, we issued a bank guarantee of $0.9 million. During the year ended December 31, 2008, $0.4 million of the bank guarantee was returned to the Company. The remaining balance of the bank guarantee of $0.5 million is included as restricted cash in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2010 ($0.9 million as of March 31, 2009). We will continue to vigorously defend these matters. However, due to further progression of several of these claims within the Spanish court system, and based upon opinion of legal counsel regarding the likely outcome of several of the matters before the courts, we accrued a provision in the amount of $1.3 million as of March 31, 2010 and December 31, 2009 under ASC 450, “Contingencies” because we now believe that a loss is probable and the amount of the loss can be reasonably estimated as to three of the subject claims. There is currently one other related claim which is under appeal, but we have not accrued any amounts related to that claim because we do not currently believe a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to that claim.
From time to time, we are involved in legal actions arising in the ordinary course of business. With respect to these matters, we believe that we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.
Item 2 –Unregistered Sales of Equity Securities and Use of Proceeds
Below is a summary of stock repurchases for the quarter ended March 31, 2010 (in thousands, except average price per share). See Note 11, Earnings Per Share, to the Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

				Maximum
			Total Number of	Number Of
			Shares Purchased	Shares That May
		Average	as Part of	Yet Be
	Total Number	Price	Publicly	Purchased
	of Shares	Paid Per	Announced Plans	Under Plans or
Period	Purchased (1)	Share	or Programs	Programs
January 1, 2010 – January 31, 2010	—	—	—	1,098
February 1, 2010 – February 28, 2010	—	—	—	1,098
March 1, 2010 – March 31, 2010	—	—	—	1,098

Total	—		—	1,098

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3 million with no expiration date.
Item 6 – Exhibits
The following documents are filed as an exhibit to this Report:
15	Awareness letter.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2010
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED (Registrant)
Date: May 4, 2010	By:	/s/ W. Michael Kipphut
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