Form 10-Q
period 2010-09-30
SYKES ENTERPRISES INC
filed 2010-11-02
CIK 1010612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

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
Yes ☐     No ☑
As of October 22, 2010, there were 46,850,569 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries
INDEX

Page
No.
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets September 30, 2010 and December 31, 2009 (Unaudited)	3

Condensed Consolidated Statements of Operations Three and nine months ended September 30, 2010 and 2009 (Unaudited)	4

Condensed Consolidated Statements of Changes in Shareholders’ Equity Nine months ended September 30, 2009, three months ended December 31, 2009 and nine months ended September 30, 2010 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows Nine months ended September 30, 2010 and 2009 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Report of Independent Registered Public Accounting Firm	47

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3. Quantitative and Qualitative Disclosures About Market Risk	62

Item 4. Controls and Procedures	64

Part II. Other Information

Item 1. Legal Proceedings	65

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	65

Item 6. Exhibits	66

Signature	67
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$202,757	$279,853
Restricted cash	614	80,342
Receivables, net	248,393	167,666
Prepaid expenses	14,412	9,419
Other current assets	16,927	10,574

Total current assets	483,103	547,854
Property and equipment, net	120,416	80,264
Goodwill	114,294	21,209
Intangibles, net	56,336	2,091
Deferred charges and other assets	42,298	21,053

	$816,447	$672,471

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$—	$75,000
Accounts payable	30,320	21,725
Accrued employee compensation and benefits	77,848	51,127
Current deferred income tax liabilities	7,968	6,453
Income taxes payable	3,765	3,341
Deferred revenue	31,237	30,083
Other accrued expenses and current liabilities	22,438	12,689

Total current liabilities	173,576	200,418
Deferred grants	11,073	11,005
Long-term income tax liabilities	7,159	5,376
Other long-term liabilities	31,512	4,998

Total liabilities	223,320	221,797

Commitments and loss contingency (Note 16)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 47,066 and 41,817 shares issued	471	418
Additional paid-in capital	301,607	166,514
Retained earnings	282,628	280,399
Accumulated other comprehensive income	9,368	7,819
Treasury stock at cost: 81 shares and 329 shares	(947)	(4,476)

Total shareholders’ equity	593,127	450,674

	$816,447	$672,471

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Revenues	$306,950	$213,494	$881,344	$625,574

Operating expenses:
Direct salaries and related costs	199,889	134,429	575,653	398,409
General and administrative	89,984	58,047	286,124	170,011
Impairment of goodwill and intangibles	362	324	362	1,908
Impairment of long-lived assets	3,642	—	3,642	—

Total operating expenses	293,877	192,800	865,781	570,328

Income from operations	13,073	20,694	15,563	55,246

Other income (expense):
Interest income	312	495	820	1,951
Interest (expense)	(1,451)	(138)	(5,449)	(490)
Impairment (loss) on investment in SHPS	—	—	—	(2,089)
Other income (expense)	(555)	119	(6,023)	1,214

Total other income (expense)	(1,694)	476	(10,652)	586

Income before (benefit) provision for income taxes	11,379	21,170	4,911	55,832
(Benefit) provision for income taxes	(2,267)	2,388	(1,768)	7,932

Net income	$13,646	$18,782	$6,679	$47,900

Net income per share:
Basic	$0.29	$0.46	$0.15	$1.18

Diluted	$0.29	$0.46	$0.15	$1.17

Weighted average shares:
Basic	46,468	40,743	45,889	40,662

Diluted	46,559	41,097	45,989	41,011

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Nine Months Ended September 30, 2009, Three Months Ended December 31, 2009 and
Nine Months Ended September 30, 2010
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Shares		Paid-in	Retained	Comprehensive	Treasury
(In thousands)	Issued	Amount	Capital	Earnings	Income (Loss)	Stock	Total

Balance at January 1, 2009	41,271	$413	$158,216	$237,188	$(10,683)	$(1,104)	$384,030

Issuance of common stock	112	1	1,599	—	—	—	1,600
Stock-based compensation expense	—	—	3,981	—	—	—	3,981
Excess tax benefit from stock- based compensation	—	—	247	—	—	—	247
Issuance of common stock and restricted stock under equity award Plans	252	2	(919)	—	—	(163)	(1,080)
Repurchase of common stock	—	—	—	—	—	(3,193)	(3,193)
Comprehensive income	—	—	—	47,900	18,050	—	65,950

Balance at September 30, 2009	41,635	416	163,124	285,088	7,367	(4,460)	451,535

Issuance of common stock	179	1	1,567	—	—	—	1,568
Stock-based compensation expense	—	—	1,177	—	—	—	1,177
Excess tax benefit from stock- based compensation	—	—	631	—	—	—	631
Issuance of common stock and restricted stock under equity award Plans	3	1	15	—	—	(16)	—
Comprehensive income (loss)	—	—	—	(4,689)	452	—	(4,237)

Balance at December 31, 2009	41,817	418	166,514	280,399	7,819	(4,476)	450,674

Issuance of common stock	2	—	34	—	—	—	34
Stock-based compensation expense	—	—	3,652	—	—	—	3,652
Excess tax benefit from stock- based compensation	—	—	360	—	—	—	360
Issuance of common stock and restricted stock under equity award Plans	204	2	(1,107)	—	—	(177)	(1,282)
Repurchase of common stock	—	—	—	—	—	(5,212)	(5,212)
Retirement of treasury stock	(558)	(6)	(4,462)	(4,450)	—	8,918	—
Issuance of common stock for business acquisition	5,601	57	136,616	—	—	—	136,673
Comprehensive income	—	—	—	6,679	1,549	—	8,228

Balance at September 30, 2010	47,066	$471	$301,607	$282,628	$9,368	$(947)	$593,127

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2010 and 2009
(Unaudited)

(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$6,679	$47,900
Depreciation and amortization, net	43,236	20,917
Impairment losses	4,004	3,997
Unrealized foreign currency transaction (losses), net	(2,860)	(2,632)
Stock-based compensation expense	3,652	3,981
Excess tax benefit from stock-based compensation	(360)	(247)
Deferred income tax (benefit)	(8,644)	(2,015)
Net loss on disposal of property and equipment	63	129
Bad debt expense	58	1,147
Write down of value added tax receivables	434	414
Unrealized loss on financial instruments, net	377	973
Amortization of actuarial (gains) on pension	(38)	(46)
Foreign exchange (gain) loss on liquidation of foreign entities	6	(5)
Increase (decrease) in valuation allowance on deferred tax assets	1,588	(2,285)
Amortization of unrealized (gain) on post retirement obligation	(23)	(28)
Amortization of deferred loan fees	2,772	—

Changes in assets and liabilities:
Receivables	3,301	(19,488)
Prepaid expenses	(410)	(2,582)
Other current assets	(5,500)	(1,203)
Deferred charges and other assets	1,123	(809)
Accounts payable	(3,952)	(3,173)
Income taxes receivable / payable	(7,542)	2,993
Accrued employee compensation and benefits	2,019	7,564
Other accrued expenses and current liabilities	(1,247)	1,711
Deferred revenue	593	2,662
Other long-term liabilities	828	(41)

Net cash provided by operating activities	40,157	59,834

Cash flows from investing activities:
Capital expenditures	(21,501)	(23,207)
Cash paid for business acquisition, net of cash acquired	(77,174)	—
Proceeds from sale of property and equipment	23	170
Investment in restricted cash	(260)	—
Release of restricted cash	80,000	839

Net cash (used for) investing activities	(18,912)	(22,198)

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2010 and 2009
(Unaudited)
(continued)

(in thousands)	2010	2009
Cash flows from financing activities:
Payment of long term debt	(75,000)	—
Proceeds from issuance of long term debt	75,000	—
Proceeds from issuance of stock	34	1,600
Excess tax benefit from stock-based compensation	360	247
Cash paid for repurchase of common stock	(5,212)	(3,193)
Proceeds from grants	148	3,491
Payments on short-term debt	(85,000)	—
Shares repurchased for minimum tax withholding on equity awards	(1,282)	(1,080)
Cash paid for loan fees related to debt	(3,035)	—

Net cash (used for) provided by financing activities	(93,987)	1,065

Effects of exchange rates on cash	(4,354)	12,887

Net increase (decrease) in cash and cash equivalents	(77,096)	51,588
Cash and cash equivalents — beginning	279,853	219,050

Cash and cash equivalents — ending	$202,757	$270,638

Supplemental disclosures of cash flow information:

Cash paid during period for interest	$2,431	$752
Cash paid during period for income taxes	$16,811	$11,522

Non-cash transactions:
Property and equipment additions in accounts payable	$1,331	$2,035
Unrealized gain on post retirement obligation in accumulated other comprehensive income (loss)	$202	$342
Issuance of common stock for business acquisition	$136,673	$—
See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
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
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2010. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”). Subsequent events or transactions have been evaluated through the date and time of issuance of the condensed consolidated financial statements. There were no material subsequent events that required recognition or disclosure in the condensed consolidated financial statements.
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
Nine months ended September 30, 2010 and 2009
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
Property and Equipment - The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360 “Property, Plant and Equipment.” For purposes of recognition and measurement of an impairment loss, assets are grouped at the lowest levels for which there are identifiable cash flows (the “reporting unit”). An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. Except as discussed in Note 3, the Company determined that its property and equipment were not impaired as of September 30, 2010.
Investments Held in Rabbi Trust for Former ICT Chief Executive Officer — Securities held in a rabbi trust for a nonqualified plan trust agreement dated February 1, 2010 (the “Trust Agreement”) with respect to severance payable to John J. Brennan, the former chief executive officer of ICT Group, Inc. (“ICT”), include the fair market value of debt securities, primarily U.S. Treasury bills. See Note 7 for further information. The fair market value of these debt securities, classified as trading securities in accordance with ASC 320 (“ASC 320”) “Investment – Debt and Equity Securities”, is determined by quoted market prices and is adjusted to the current market price at the end of each reporting period. The net realized and unrealized gains and losses on trading securities, which are included in “Other income and expense” in the accompanying Condensed Consolidated Statements of Operations, are not material for the three and nine months ended September 30, 2010. For purposes of determining realized gains and losses, the cost of securities sold is based on specific identification.
The “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2010 includes a $0.3 million obligation for severance payable to the former executive due in varying installments over the next five months in accordance with the Trust Agreement.
Goodwill — The Company accounts for goodwill and other intangible assets under ASC 350 (“ASC 350”) “Intangibles – Goodwill and Other.” Goodwill and other intangible assets with indefinite lives are not subject to amortization, but instead must be reviewed at least annually, and more frequently in the presence of certain circumstances, for impairment by applying a fair value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under ASC 350, the carrying value of assets is calculated at the lowest levels for which there are identifiable cash flows (the “reporting unit”). If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Goodwill — (continued)
goodwill within the reporting unit is less than its carrying value. The Company completed its annual goodwill impairment test during the third quarter of 2010, which included the consideration of certain economic factors and determined that the carrying amount of goodwill was not impaired as of September 30, 2010, except for $0.1 million related to its United Kingdom operations. See Note 3 for additional information. The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time.
Intangible Assets — Intangible assets, primarily customer relationships, trade name, existing technologies and covenants not to compete, are amortized using the straight-line method over their estimated useful lives which approximate the pattern in which the economic benefits of the assets are consumed. The Company periodically evaluates the recoverability of intangible assets and takes into account events or changes in circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Fair value for intangible assets is based on discounted cash flows, market multiples and/or appraised values as appropriate. The Company does not have intangible assets with indefinite lives. See Note 3 for additional information regarding the impairment of $0.3 million related to the Company’s United Kingdom operations, which was recorded in the third quarter of 2010.
Value Added Tax Receivables — The Philippine operations are subject to Value Added Tax (“VAT”), which is usually applied to all goods and services purchased throughout the Philippines. Upon validation and certification of the VAT receivables by the Philippine government, the VAT receivables are held for sale through third-party brokers. The Company sells VAT credits to others due to its current tax holiday status in the Philippines and resulting inability to fully utilize these credits. This process through collection typically takes three to five years. The VAT receivables balance, which is recorded at net realizable value, is approximately $7.4 million and $6.2 million as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010 and December 31, 2009, the VAT receivables of $5.4 million and $5.6 million, respectively, are included in “Deferred charges and other assets”, $2.0 million and $0.0 million, respectively, are included in “Other current assets” and $0.0 million and $0.6 million, respectively, are included in “Receivables, net” in the accompanying Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2010 the Company recognized losses on the VAT receivables balance of $0.1 million and $0.4 million, respectively. During the comparable 2009 periods, the Company recognized losses on the VAT receivables balance of $0.1 million and $0.4 million, respectively.
Deferred Grants — The Company receives government employment grants, primarily in the U.S., Ireland and Canada, as an incentive to create and maintain permanent employment positions for a specified time period. The grants are repayable, under certain terms and conditions, if the Company’s relevant employment levels do not meet or exceed the employment levels set forth in the grant agreements. Accordingly, grant monies received are deferred and amortized using the proportionate performance model over the required employment period. As of September 30, 2010 and December 31, 2009, employment deferred grants totaled $12.7 million, of which $1.6 million is included in total current liabilities, and $11.9 million, of which $0.9 million is included in total current liabilities, respectively. Amortization of these grants, recorded as a reduction to “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations, was $0.3 million and $0.8 million for the three and nine months ended September 30, 2010, respectively, and $0.3 million and $0.9 million for the comparable 2009 periods, respectively.
Stock-Based Compensation — The Company has three stock-based compensation plans: the 2001 Equity Incentive Plan (for employees and certain non-employees), the 2004 Non-Employee Director Fee Plan (for non-employee directors), both approved by the shareholders, and the Deferred Compensation Plan (for certain eligible employees). All of these plans are discussed more fully in Note 14. Stock-based awards under these plans may consist of common stock, common stock units, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Company issues common stock and treasury stock to satisfy stock option exercises or vesting of stock awards.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
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
Fair Value Hierarchy — ASC 820 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:
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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Fair Value Measurements —(continued)
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
Investments Held in Rabbi Trusts — The investment assets of the rabbi trusts are valued using quoted market prices in active markets, which are classified in Level 1 of the fair value hierarchy. For additional information, refer to Notes 7 and 14.
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
Nine months ended September 30, 2010 and 2009
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
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. Hedges of a net investment in a foreign operation are linked to the specific foreign operation. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, the Company discontinues hedge accounting prospectively. At September 30, 2010, all hedges were determined to be highly effective.
The Company also periodically enters into forward contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivative instruments is to reduce the effects from fluctuations caused by volatility in currency exchange rates on the Company’s operating results and cash flows. All changes in the fair value of the derivative instruments are included in “Other income (expense)”. See Note 6 – Financial Derivatives for further information on financial derivative instruments.
New Accounting Standards —There are no recently issued accounting standards that are expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
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
The cash portion of the acquisition was funded through borrowings consisting of a $75.0 million short-term loan from Key Bank and a $75 million Term Loan. See Note 9 for further information.
The Company accounted for the acquisition in accordance with ASC 805 (“ASC 805”) “Business Combinations”, whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from ICT based on their estimated fair values as of the closing date. Certain amounts are provisional and are subject to change, including the following items:
•	Amounts for property and equipment, pending completion of certain physical counts and the confirmation of the condition of certain property and equipment.

•	Tax entries required cannot be estimated until the Company completes its tax analysis of the assets acquired and liabilities assumed in connection with the acquisition of ICT. Additionally, as of February 2, 2010, the date of the ICT acquisition, the Company determined that it intended to distribute all of the accumulated and undistributed earnings of the ICT Philippine subsidiary and its direct parent, ICT Group Netherlands B.V., to Sykes Enterprises, Incorporated, its ultimate U.S. parent. Tax adjustments required to reflect this intent, which could be significant, cannot be estimated until the Company completes its tax analysis. The Company asserts its intention that all other ICT past and current earnings are permanently reinvested in foreign business operations in accordance with ASC 740-30 (“ASC 740-30”) “Income Taxes — Other Considerations or Special Areas”.

•	The amount and allocation of goodwill among reporting units.
The Company expects to complete its analysis of the purchase price allocation during the fourth quarter of 2010. As of September 30, 2010, there were no changes in the recognized amounts of goodwill resulting from the acquisition of ICT.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 2 — Acquisition of ICT — (continued)
The following table summarizes the estimated acquisition date fair values of the assets acquired and liabilities assumed (in thousands):

Amount

Cash and cash equivalents	$63,987
Receivables	75,890
Income tax receivable	2,844
Prepaid expenses	4,846
Other current assets	4,950

Total current assets	152,517
Property and equipment	57,910
Goodwill	90,123
Intangibles	60,310
Deferred charges and other assets	7,978

Short-term debt	(10,000)
Accounts payable	(12,412)
Accrued employee compensation and benefits	(23,873)
Income taxes payable	(2,451)
Other accrued expenses and current liabilities	(10,951)

Total current liabilities	(59,687)
Deferred grants	(706)
Long-term income tax liabilities	(5,573)
Other long-term liabilities (1)	(25,038)

Purchase price	$277,834

(1)	Includes primarily long-term deferred tax liabilities.
Total net assets acquired by operating segment as of February 2, 2010, the acquisition date, were as follows (in thousands):

				Consolidated
	Americas	EMEA	Other	Total
Net assets	$273,748	$4,086	$—	$277,834

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
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 2 — Acquisition of ICT — (continued)
The $90.1 million of goodwill was assigned to the Company’s Americas and EMEA operating segments in the amount of $90.0 million and $0.1 million, respectively. See Note 3 for impairment of EMEA’s goodwill recorded during the third quarter of 2010. The goodwill recognized is attributable primarily to synergies the Company expects to achieve as the acquisition increases the opportunity for sustained long-term operating margin expansion by leveraging general and administrative expenses over a larger revenue base. Pursuant to Federal income tax regulations, the ICT acquisition was considered to be a non-taxable transaction; therefore, no amount of intangibles or goodwill from this acquisition will be deductible for tax purposes. The fair value of receivables acquired is $75.9 million, with the gross contractual amount being $76.4 million, of which $0.5 million was not expected to be collected.
After the ICT acquisition in February, 2010, the Company paid off the $10.0 million outstanding balance plus accrued interest of the ICT short-term debt assumed upon acquisition. The related interest expense included in “Interest expense” in the accompanying Condensed Statement of Operations for the three and nine months ended September 30, 2010 were not material.
The amount of ICT’s revenues and net income (loss) since the February 2, 2010 acquisition date, included in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2010, are $101.2 million and $2.1 million and $265.1 million and $(13.7) million, respectively. The following table presents the unaudited pro forma combined revenues and net earnings as if ICT had been included in the consolidated results of the Company for the entire three and nine month periods ended September 30, 2010 and 2009. The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on January 1, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$306,950	$316,054	$922,278	$922,542
Net income	$15,546	$19,295	$28,856	$44,386
Net income per basic share	$0.33	$0.42	$0.62	$0.96
Net income per diluted share	$0.33	$0.41	$0.62	$0.95
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
Acquisition-related costs of $6.3 million, comprised of $2.7 million in lease termination and other costs ($2.1 million in Corporate and $0.6 million in the Americas), $0.1 million in severance costs (primarily in Corporate), $0.3 million in transaction and integration costs, and $3.2 million in additional depreciation related to the increase in fair values of the acquired property and equipment and amortization of the fair values of the acquired intangibles, are included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations for the three months ended September 30, 2010. Acquisition-related costs of $35.6 million, comprised of $15.3 million in severance costs ($14.1 million in Corporate and $1.2 million in the Americas), $2.7 million in lease termination and other costs ($2.1 million in Corporate and $0.6 million in the Americas), $9.0 million in transaction and integration costs, and $8.6 million in additional depreciation related to the increase in fair values of the acquired property and equipment and amortization of the fair values of the acquired intangibles, are included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2010.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 3 — Fair Value
The Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 subject to the requirements of ASC 820 consist of the following (in thousands):

	Fair Value Measurements at September 30, 2010 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets For	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	September 30, 2010	Level (1)	Level (2)	Level (3)

Assets:
Money Market Funds and Open-end Mutual Funds (1)	$18,212	$18,212	$—	$—
Foreign Currency Forward Contracts (2)	1,757	—	1,757	—
Foreign Currency Option Contracts (3)	3,982	—	3,982	—
Investments held in a Rabbi Trust for the Deferred Compensation Plan (4)	3,074	3,074	—	—
U.S. Treasury Bills held in a Rabbi Trust for the former ICT chief executive officer (4)	291	291	—	—
Guaranteed Investment Certificates (5)	53	—	53	—

Total Assets	$27,369	$21,577	$5,792	$—

Liabilities:
Foreign Currency Forward Contracts (6)	$2,227	$—	$2,227	$—

Total Liabilities	$2,227	$—	$2,227	$—

(1)	Included $17.5 million in “Cash and cash equivalents” and $0.7 million in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(2)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 6.

(3)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 6.

(4)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 7.

(5)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(6)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet. See Note 6.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 3 — Fair Value — (continued)
The Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 subject to the requirements of ASC 820 consist of the following (in thousands):

	Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets For	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2009	Level (1)	Level (2)	Level (3)
Assets:
Money Market Funds and Open-end Mutual Funds (1)	$234,659	$234,659	$—	$—
Foreign Currency Forward Contracts (2)	2,866	—	2,866	—
Investments held in a Rabbi Trust for the Deferred Compensation Plan (3)	2,437	2,437	—	—
Guaranteed Investment Certificates(4)	46	—	46	—

Total Assets	$240,008	$237,096	$2,912	$—

Liabilities:
Foreign Currency Forward Contracts (5)	$326	$—	$326	$—

Total Liabilities	$326	$—	$326	$—

(1)	Included $80.3 million in “Restricted cash”, $153.7 million in “Cash and cash equivalents” and $0.7 million in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(2)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 6.

(3)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 7.

(4)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(5)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet. See Note 6.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 3 — Fair Value — (continued)
Certain assets, under certain conditions, are measured at fair value on a non-recurring basis utilizing Level 3 inputs as described in Note 1, like those associated with acquired businesses, including goodwill and other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets was determined to be impaired. The Company’s assets measured at fair value on a nonrecurring basis (no liabilities) as of September 30, 2010 subject to the requirements of ASC 820 consist of the following (in thousands):

		Level (3) Fair Value Measurements
		at September 30, 2010:
		Three Months	Nine Months
		Ended	Ended
		September 30,	September 30,
	Balance at	2010	2010
	September 30,	Total Gains	Total Gains
	2010	(Losses)	(Losses)
Assets:

EMEA — United Kingdom:
Goodwill (1)	$—	$(84)	$(84)
Intangibles, net (1)	—	(278)	(278)

	—	(362)	(362)

Americas:	—
Property and equipment, net (1)	105,706	(3,642)	(3,642)

	$105,706	$(4,004)	$(4,004)

Based on actual and forecasted operating results and deterioration of the related customer base in the Company’s United Kingdom operations during the quarter ended September 30, 2010, the EMEA segment recorded an impairment loss of $0.1 million on goodwill and $0.3 million on intangibles (primarily customer relationships) during the three and nine months ended September 30, 2010.
During the three and nine months ended September 30, 2010, in connection with its periodic review for impairment, the Company determined that the carrying value of certain long-lived assets, primarily leasehold improvements, in one of its underutilized customer contact management centers in Argentina (a component of the Americas’ segment), were no longer recoverable and recorded an impairment charge of $0.5 million. The impairment charge represented the amount by which the carrying value exceeded the fair value of these assets which cannot be redeployed to other locations.
In addition, during the three and nine months ended September 30, 2010 in connection with a plan to close and consolidate facilities within the Americas’ segment as discussed more fully in Note 5, the Company recorded an impairment charge of $3.1 million, comprised of a $2.9 million impairment of long-lived assets for leasehold improvements in certain of its underutilized customer contact management centers in the Philippines and a $0.2 million impairment of long-lived assets for leasehold improvements related to a plan to consolidate corporate leased space in the United States.
During the three and nine months ended September 30, 2009, due to the decline in value that is other than temporary, the Company recorded impairment losses of $0.3 million and $1.9 million, respectively, on its investment of goodwill and intangible assets related to the March 2005 acquisition of Kelly, Luttmer & Associates Limited (“KLA”). Additionally, during the nine months ended September 30, 2009 the Company recorded an impairment loss of $2.1 million on its investment in SHPS (none in the comparable three month period in 2010).

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 4 — Goodwill and Intangible Assets
The following table presents the Company’s purchased intangible assets (in thousands) as of September 30, 2010 (including the ICT acquisition described in Note 2):

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Intangibles	Amortization	Intangibles	Period (years)

Customer relationships	$62,621	$(7,872)	$54,749	8
Trade name	1,777	(883)	894	4
Non-compete agreements	715	(529)	186	1
Proprietary software	850	(343)	507	2
Other	128	(128)	—	3

	$66,091	$(9,755)	$56,336	8

The following table presents the Company’s purchased intangible assets (in thousands) as of December 31, 2009:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Intangibles	Amortization	Intangibles	Period (years)

Customer relationships	$4,437	$(2,588)	$1,849	6
Trade name	807	(565)	242	5
Non-compete agreements	161	(161)	—	2
Other	133	(133)	—	3

	$5,538	$(3,447)	$2,091	6

Amortization expense, related to the purchased intangible assets resulting from acquisitions (other than goodwill), of $2.4 million and $6.5 million for the three and nine months ended September 30, 2010, respectively, is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations. In the comparable 2009 periods, the Company recognized amortization expense of $0.2 million and $0.8 million, respectively.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 4 — Goodwill and Intangible Assets — (continued)
The Company’s estimated future amortization expense for the five succeeding years is as follows (in thousands):

Years Ending December 31,	Amount

2010 (remaining three months)	$2,411
2011	$8,702
2012	$8,082
2013	$7,358
2014	$7,296
2015	$7,293
2016 and thereafter	$15,194
Changes in goodwill consist of the following (in thousands):

		Accumulated
	Gross	Impairment
	Amount	Losses	Net Amount

Americas:
Balance at January 1, 2010	$21,838	$(629)	$21,209
Acquisition of ICT (See Note 2)	90,036	—	90,036
Foreign currency translation	3,049	—	3,049

Balance at September 30, 2010	114,923	(629)	114,294

EMEA:
Balance at January 1, 2010	—	—	—
Acquisition of ICT (See Note 2)	87	(87)	—
Foreign currency translation	(3)	3	—

Balance at September 30, 2010	84	(84)	—

	$115,007	$(713)	$114,294

See Note 3 for additional information regarding the impairment of the EMEA goodwill.

\

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 5 — Costs Associated with Exit or Disposal Activities
During the third quarter of 2010, consistent with our long-term goals to manage and optimize capacity utilization, the Company closed or committed to close four customer contact management centers in the Philippines and consolidated or committed to consolidate leased space in its Wilmington, Delaware and Newtown, Pennsylvania locations (the “Plan”). These actions were in response to the facilities consolidation and capacity rationalization related to the ICT acquisition in February 2010, enabling the Company to reduce operating costs by eliminating redundant space and to optimize capacity utilization rates where overlap exists. The number of seats slated for rationalization approximates 2,000; and the cost savings associated with these actions is anticipated to be approximately $5.8 million annually. There are no employees affected by the Plan, and the Company expects to complete these actions on or before January 31, 2011. In accordance with the Company’s previously discussed 12 to 18 month integration timeline, following the ICT acquisition in February 2010, management expects to continue to evaluate opportunities for further such actions around facilities consolidation and capacity optimization.
The major costs expected to be incurred as a result of these actions are impairments of long-lived assets (primarily leasehold improvements) and facility-related costs (primarily consisting of those costs associated with the real estate leases) estimated at $7.2 million, all of which are in the Americas’ segment. The Company recorded $3.1 million of the costs associated with this Plan as non-cash impairment charges included in “Impairment of long-lived assets” in the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2010 (see Note 3 for further information), while approximately $4.1 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ends in February 2017. The exact timing and actual amounts of the facility-related payments are dependent upon the Company’s ability to sublease these facilities. If the events and circumstances regarding the Company’s ability to sublease the facilities change, these estimates would change. In the third quarter ended September 30, 2010, since the Company ceased using certain of these facilities during the third quarter, the Company charged $2.4 million to “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations related to the facility-related costs, of which $0.5 million was paid in cash.
The following tables summarize the 2010 accrued liability for costs associated with the Plan’s exit or disposal activities and related charges for the three and nine months ended September 30, 2010:

				Ending
	Beginning			Accrual at
	Accrual at		Cash	September
	July 1, 2010	2010 Charges	Payments	30, 2010	Short-term(1)	Long-term(2)	Total
Lease obligations and facility exit costs	$—	$2,444	$(504)	$1,940	$929	$1,011	$1,940

	$—	$2,444	$(504)	$1,940	$929	$1,011	$1,940

	Beginning			Ending
	Accrual at			Accrual at
	January 1,		Cash	September
	2010	2010 Charges	Payments	30, 2010
Lease obligations and facility exit costs	$—	$2,444	$(504)	$1,940

	$—	$2,444	$(504)	$1,940

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet.

(2)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 6 — Financial Derivatives
Cash Flow Hedges — The Company had derivative assets and liabilities relating to outstanding forward contracts and options, designated as cash flow hedges, as defined under ASC 815, consisting of Philippine peso (“PHP”) contracts, maturing within 12 months with a notional value of $89.3 million and $39.4 million as of September 30, 2010 and December 31, 2009, respectively, and Canadian dollar contracts maturing within 15 months with a notional value of $6.1 million and $3.8 million as of September 30, 2010 and December 31, 2009, respectively. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.
The Company had a total of $2.2 million and $2.0 million of deferred gains, net of taxes of $0.7 million and $0.8 million, on these derivative instruments as of September 30, 2010 and December 31, 2009, respectively, recorded in AOCI in the accompanying Condensed Consolidated Balance Sheets. The deferred gains expected to be reclassified to “Revenues” from AOCI during the next twelve months is $1.6 million. However, this amount and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the forward contracts.
In October 2010, to hedge intercompany forecasted cash outflows, the Company entered into additional forward contracts to buy $3.7 million Canadian Dollars (CAD) versus the U.S. Dollar for maturities between three and 14 months as well as forward and option contracts to sell 1.2 billion Philippine Peso versus the U.S. Dollar for maturities between three and 14 months.
Net Investment Hedges — During the nine months ended September 30, 2010, the Company entered into foreign exchange forward contracts to hedge its net investment in a foreign operation, as defined under ASC 815. The aggregate notional value of these hedges was $26.1 million as of September 30, 2010. The Company recorded deferred (losses) of $(3.1) million and $(2.1) million, net of taxes, for the three and nine months ended September 30, 2010, respectively, as a currency translation adjustment, a component of AOCI, offsetting foreign exchange losses attributable to the translation of the net investment. During the three and nine months ended September 30, 2010, net investment hedges settled at a loss of $1.4 million, net of taxes, included as a component of AOCI, offsetting the change in cumulative translation adjustment attributable to the hedged portion of the Company’s net investment in the foreign operation. The remaining balance of net investment hedges settled at a loss of $1.2 million, net of taxes, in October, 2010. The Company did not hedge net investments in foreign operations during the comparable 2009 period.
Other Hedges — The Company periodically enters into foreign currency hedge contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivative instruments is to protect our interests against adverse foreign currency moves pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries functional currencies. These contracts generally do not exceed 60 days in duration. As of September 30, 2010 and December 31, 2009, these contracts total $69.3 million USD and $11.5 million USD, respectively, against foreign currencies including PHP, CAD, Euro Dollar (EUR), Australian Dollar (AUD), Great British Pound (GBP) and Argentine Peso (ARS). In October 2010, the Company entered into additional contracts that have a total notional amount of $72.8 million USD against the PHP, CAD, Euro Dollar (EUR), Danish Krona (DKK), Australian Dollar (AUD), Great British Pound (GBP), Argentine Peso (ARS) and the Egyptian Pound (EGP). These contracts generally do not exceed 60 days in duration.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 6 — Financial Derivatives — (continued)
The Company had the following outstanding foreign currency forward contracts and options (in thousands):

	As of September 30, 2010		As of December 31, 2009
Foreign Currency	Currency Denomination	Settle Through Date	Foreign Currency	Currency Denomination

U.S. Dollars 14,300	Philippine Pesos 706,837	September 2011	U.S. Dollars 39,400	Philippine Pesos 1,970,189

U.S. Dollars 75,000	Philippine Pesos 3,476,490	July 2011

U.S. Dollars 6,124	Canadian Dollars 6,474	December 2011	U.S. Dollars 3,800	Canadian Dollars 4,050

Euros 20,000	U.S. Dollars 26,106	October 2010

U.S. Dollars 13,120	Euros 10,000	October 2010

Canadian Dollars 5,161	U.S. Dollars 5,000	October 2010

Philippine Pesos 632,898	U.S. Dollars 14,400	October 2010

Argentine Peso 31,996	U.S. Dollars 8,000	October 2010

British Pound 9,182	U.S. Dollars 14,250	October 2010

Australian Dollar 15,346	U.S. Dollars 14,500	October 2010

			Canadian Dollars 12,500	Euros 8,066
See Note 1 for additional information on the Company’s purpose for entering into these derivatives and its overall risk management strategies.
As of September 30, 2010, the maximum amount of loss due to credit risk that, based on the gross fair value of the financial instruments, the Company would incur if parties to the financial instruments that make up the concentration failed to perform according to the terms of the contracts is $5.7 million.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 6 — Financial Derivatives — (continued)
The following tables present the fair value of the Company’s derivative instruments as of September 30, 2010 and December 31, 2009 included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Derivative Assets
	September 30, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:

Foreign currency forward contracts	Other current assets	$1,731	Other current assets	$2,866
Foreign currency option contracts	Other current assets	3,982	—	—
Foreign currency forward contracts	Deferred charges and other assets	17	—	—

		5,730		2,866
Derivatives not designated as hedging instruments under ASC 815:

Foreign currency forward contracts	Other current assets	9	—	—

Total derivative assets		$5,739		$2,866

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 6 — Financial Derivatives — (continued)

	Derivative Liabilities
	September 30, 2010		December 31, 2009
	Location	Fair Value	Location	Fair Value
Derivatives designated as a net investment hedge under ASC 815:

Foreign currency forward contracts	Other accrued
	expenses and
	current liabilities	$1,161	—	$—

		1,161		—

Derivatives not designated as hedging instruments under ASC 815:

Foreign currency forward contracts	Other accrued		Other accrued
	expenses and		expenses and
	current liabilities	1,066	current liabilities	326

Total derivative liabilities		$2,227		$326

The following tables present the effect of the Company’s derivative instruments for the three months ended September 30, 2010 and 2009 in the accompanying Condensed Consolidated Financial Statements (in thousands):

				Gain (Loss)
	Gain (Loss)		Statement	Reclassified From		Gain (Loss)
	Recognized in AOCI		of	Accumulated AOCI		Recognized in Income
	on Derivative		Operations	Into Income (Effective		on Derivative
	(Effective Portion)		Location	Portion)		(Ineffective Portion)
	September 30,			September 30,		September 30,
	2010	2009		2010	2009	2010	2009
Derivatives designated as cash flow hedging instruments under ASC 815:

Foreign currency forward contracts	$1,606	$1,528	Revenues	$1,103	$(2,291)	$—	$—

Foreign currency option contracts	2,771	—	Revenues	(22)	—	—	—

Total cash flow hedges	4,377	1,528		1,081	(2,291)	—	—

Derivatives designated as a net investment hedge under ASC 815 — Foreign currency forward contracts	(4,697)	—		—	—	—	—

	$(320)	$1,528		$1,081	$(2,291)	$—	$—

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 6 — Financial Derivatives — (continued)

		Gain (Loss) Recognized
	Statement of	in Income on Derivative
	Operations	September 30,
	Location	2010	2009
Derivatives not designated as hedging instruments under ASC 815:

Foreign currency forward contracts	Other
	income and (expense)	$(2,354)	$(877)

Foreign currency forward contracts	Revenues	—	—

		$(2,354)	$(877)

The following tables present the effect of the Company’s derivative instruments for the nine months ended September 30, 2010 and 2009 in the accompanying Condensed Consolidated Financial Statements (in thousands):

				Gain (Loss)
	Gain (Loss)		Statement	Reclassified From		Gain (Loss)
	Recognized in AOCI		of	Accumulated AOCI		Recognized in Income
	on Derivative		Operations	Into Income (Effective		on Derivative
	(Effective Portion)		Location	Portion)		(Ineffective Portion)
	September 30,			September 30,		September 30,
	2010	2009		2010	2009	2010	2009
Derivatives designated as cash flow hedging instruments under ASC 815:

Foreign currency forward contracts	$1,917	$2,331	Revenues	$3,102	$(7,837)	$—	$—

Foreign currency option contracts	1,042	—	Revenues	(75)	—	—	—

Total cash flow hedges	2,959	2,331		3,027	(7,837)	—	—

Derivatives designated as a net investment hedge under ASC 815 — Foreign currency forward contracts	(3,265)	—		—	—	—	—

	$(306)	$2,331		$3,027	$(7,837)	$—	$—

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 6 — Financial Derivatives — (continued)

		Gain (Loss) Recognized
	Statement of	in Income on Derivative
	Operations	September 30,
	Location	2010	2009
Derivatives not designated as hedging instruments under ASC 815:

Foreign currency forward contracts	Other income
	and (expense)	$(3,784)	$(1,393)

Foreign currency forward contracts	Revenues	—	(53)

		$(3,784)	$(1,446)

Note 7 — Investments Held in Rabbi Trusts
The Company’s Investments Held in Rabbi Trusts, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	September 30, 2010		December 31, 2009
	Cost	Fair Value	Cost	Fair Value
Mutual Funds	$2,947	$3,074	$2,454	$2,437
U.S. Treasury Bills	292	291	—	—

	$3,239	$3,365	$2,454	$2,437

The mutual funds held in the rabbi trust were 76% equity-based and 24% debt-based at September 30, 2010. Investment income, included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Gross realized gains from sale of trading securities	$2	$38	$12	$40
Gross realized losses from sale of trading securities	—	—	(5)	(21)
Dividend and interest income	9	7	22	21
Net unrealized holding gains	259	202	119	292

Net investment income	$270	$247	$148	$332

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 8 — Deferred Revenue
The components of deferred revenue consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Future service	$24,649	$25,027
Estimated potential penalties and holdbacks	6,588	5,056

	$31,237	$30,083

Note 9 — Borrowings
Borrowings consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Short-term loan due March 31, 2010	$—	$75,000
Term loan due in varying installments through February 1, 2013	—	—
Revolving credit facility matures on February 1, 2013	—	—

Total	—	75,000
Less current portion	—	(75,000)

Total long-term debt	$—	$—

During the three months ended September 30, 2010, the Company paid off the remaining outstanding Term Loan balance, earlier than the scheduled maturity, in the amount of $52.5 million, plus accrued interest.
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
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 9 — Borrowings — (continued)
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
The Company paid an underwriting fee of $3.0 million for the New Credit Agreement, which is deferred and amortized over the term of the loan. The related interest expense and amortization of deferred loan fees on the New Credit Agreement of $1.1 million and $2.9 million are included in “Interest expense” in the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2010, respectively (none in the comparable period in 2009). The $75.0 million Term Loan had weighted average interest rate of 3.87% and 3.93% for the three and nine months ended September 30, 2010, respectively.
The New Credit Agreement is guaranteed by all of the Company’s existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all the direct foreign subsidiaries of the Company and those of the guarantors.
In December, 2009, Sykes (Bermuda) Holdings Limited, a Bermuda exempted company (“Sykes Bermuda”) which is an indirect wholly-owned subsidiary of the Company, entered into a credit agreement with KeyBank (the “Bermuda Credit Agreement”). The Bermuda Credit Agreement provided for a $75 million short-term loan to Sykes Bermuda with a maturity date of March 31, 2010. Sykes Bermuda drew down the full $75 million on December 11, 2009, which is included in “Short-term debt” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2009. The Bermuda Credit Agreement required that Sykes Bermuda and its direct subsidiaries maintain cash and cash equivalents of at least $80 million at all times, which amount is included in “Restricted Cash” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2009. Interest is charged on outstanding amounts, at the option of Sykes Bermuda, at either a Eurodollar Rate (as defined in the Bermuda Credit Agreement) or a Base Rate (as defined in the Bermuda Credit Agreement) plus, in each case, an applicable margin specified in the Bermuda Credit Agreement. The underwriting fee paid of $0.8 million was deferred and amortized over the term of the loan. Sykes Bermuda repaid the entire outstanding amount plus accrued interest on March 31, 2010. The related interest expense and amortization of deferred loan fees of $1.4 million are included in “Interest expense” in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2010 (none in the three months ended September 30, 2010 or in the comparable periods in 2009).
Simultaneous with the execution and delivery of the Bermuda Credit Agreement, the Company entered into a Guaranty of Payment agreement with KeyBank, pursuant to which the obligations of Sykes Bermuda under the Bermuda Credit Agreement were guaranteed by the Company.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 9 — Borrowings — (continued)
Also, simultaneous with the execution and delivery of the Bermuda Credit Agreement, the Company, KeyBank and the other lenders that are a party thereto entered into a First Amendment Agreement, amending the credit agreement, dated March 30, 2009, between the Company, KeyBank and the other lenders that are a party thereto. The First Amendment Agreement amended the terms of the credit agreement to permit the loan to Sykes Bermuda and the Company’s guaranty of that loan. As of December 31, 2009, there were no outstanding balances and no borrowings in 2009 under the credit agreement dated March 30, 2009. As previously mentioned, this credit agreement, dated March 30, 2009, was terminated on February 2, 2010 simultaneous with entering into the New Credit Agreement and unamortized deferred loan fees of $0.2 million were written off during the three months ended March 31, 2010. Interest expense for the three and nine month ended September 30, 2009 include $0.1 million and $0.1 million related to this terminated credit agreement, respectively.
Note 10 — Accumulated Other Comprehensive Income (Loss)
The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220 (“ASC 220”) “Comprehensive Income”. ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

		Unrealized	Unrealized	Unrealized	Unrealized
	Foreign	Gain (Loss) on	Actuarial Gain	Gain (Loss) on	Gain (Loss) on
	Currency	Net	(Loss) Related	Cash Flow	Post
	Translation	Investment	to Pension	Hedging	Retirement
	Adjustment	Hedge	Liability	Instruments	Obligation	Total

Balance at January 1, 2009	$(4,236)	$—	$1,387	$(7,834)	$—	$(10,683)
Pre tax amount	8,360	—	(279)	5,082	307	13,470
Tax (provision) benefit	—	—	121	(4,255)	—	(4,134)
Reclassification to net income	3	—	(63)	9,257	(31)	9,166
Foreign currency translation	190	—	41	(231)	—	—

Balance at December 31, 2009	4,317	—	1,207	2,019	276	7,819
Pre tax amount	3,406	(3,265)	—	2,959	225	3,325
Tax benefit	—	1,143	—	177	—	1,320
Reclassification to net income	(6)	—	(40)	(3,027)	(23)	(3,096)
Foreign currency translation	(107)	—	64	43	—	—

Balance at September 30, 2010	$7,610	$(2,122)	$1,231	$2,171	$478	$9,368

Except as discussed in Note 11, earnings associated with the Company’s investments in its subsidiaries are considered to be permanently invested and no provision for income taxes on those earnings or translation adjustments has been provided.
Note 11 — Income Taxes
The Company’s effective tax rate was (36.0%) and 14.2% for the nine months ended September 30, 2010, and 2009, respectively. The decrease in the effective tax rate was primarily due to a favorable settlement of a tax audit, expiring statutes of limitation, and tax benefits related to the ICT legal entity reorganization, partially offset by the effects of valuation allowances for foreign tax credits, and the recognition of tax expense related to the decision by the Company to repatriate all current year and future years foreign earnings of a non-US subsidiary.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 11 — Income Taxes — (continued)
The differences in the Company’s effective tax rate of (36.0%) as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the tax impact related to the Company’s 2009 decision to repatriate $85 million in foreign earnings, the favorable settlement of a tax audit, the expiration of statutes of limitation, the tax benefits related to the ICT legal entity reorganization, along with the recognition of tax benefits resulting from income earned in certain tax holiday jurisdictions. These items were partially offset by the recording of a valuation allowance on foreign tax credits, losses in jurisdictions for which tax benefits either can or cannot be recognized, foreign withholding and other taxes and permanent differences.
The liability for unrecognized tax benefits is recorded as “Long-term income tax liabilities” in the accompanying Condensed Consolidated Balance Sheets. The Company has accrued $4.7 million at September 30, 2010, and $3.8 million at December 31, 2009, excluding penalties and interest. The $0.9 million increase relates primarily to the balances assumed in the ICT acquisition, which amount is provisional as discussed in Note 2, partially offset by the favorable settlement of a tax audit and the expiration of certain statutes of limitations. If the Company recognized its remaining unrecognized tax benefits at September 30, 2010, approximately $4.7 million, excluding related interest and penalties, would favorably impact the effective tax rate.
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
As of February 2, 2010, the date of the ICT acquisition, the Company determined that it intends to distribute all of the accumulated and undistributed earnings, not otherwise determined to be permanently reinvested subject to local funding requirements, of the ICT Philippine subsidiary and its direct parent, ICT Group Netherlands B.V., to its ultimate U.S. parent, Sykes Enterprises, Incorporated. Tax adjustments required to reflect this intent, which could be significant, cannot be estimated until the Company completes its tax analysis of the assets acquired and liabilities assumed in connection with the acquisition of ICT. Except as noted above, the Company asserts its intention that all ICT past and current earnings are permanently reinvested in foreign business operations in accordance with ASC 740-30. See Note 2 for further information.
In addition, as a result of management’s evaluation of current and future local funding requirements during the quarter, the Company determined that it intends to distribute all of the current year and future years’ earnings of a non-US subsidiary to another non-US subsidiary. The tax adjustments required to reflect this change of intent, which are not material, were recorded during the quarter.
The German tax authority is currently auditing tax periods 2005 through 2007. A Philippine subsidiary is being audited by the Philippine tax authorities for tax year 2007. The Company’s India subsidiary is currently under examination for fiscal tax years 2004 through 2008. As of September 30, 2010, the Company believes it has adequately accrued for these audits. In addition, the following audits are underway for several ICT acquired subsidiaries: the Canadian tax authority is currently auditing the Canadian subsidiary’s tax years 2003 through 2006 and the U.S. Internal Revenue Service is auditing the U.S. entities’ tax year 2007. The tax accruals for the ongoing audits as of September 30, 2010, reflect the balances as previously recorded by the ICT acquired subsidiaries and may be adjusted to reflect their fair value as of February 2, 2010. See Note 2 for further information.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 12 — Earnings Per Share
Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options, stock appreciation rights, restricted stock, common stock units and shares held in a rabbi trust using the treasury stock method. For the three and nine months ended September 30, 2010, the impact of outstanding options to purchase shares of common stock and stock appreciation rights of 0.8 million shares and 0.3 million shares, respectively, were antidilutive and were excluded from the calculation of diluted earnings per share. The impact of outstanding options to purchase shares of common stock and stock appreciation rights that were antidilutive and excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2009 was $0.1 million (not material in the three months ended September 30, 2009)
The numbers of shares used in the earnings per share computations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic:
Weighted average common shares outstanding	46,468	40,743	45,889	40,662
Diluted:
Dilutive effect of stock options, stock appreciation rights, restricted stock, common stock units and shares held in a rabbi trust	91	354	100	349

Total weighted average diluted shares outstanding	46,559	41,097	45,989	41,011

On August 5, 2002, the Company’s Board of Directors authorized the Company to repurchase up to three million shares of its outstanding common stock. A total of 2.2 million shares have been repurchased under this program since inception. The shares are repurchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the nine months ended September 30, 2010, the Company repurchased 300 thousand common shares under the 2002 repurchase program at prices ranging from $16.92 to $17.60 per share for a total cost of $5.2 million. During the nine months ended September 30, 2009, the Company repurchased 224 thousand common shares under the 2002 repurchase program at prices ranging from $13.72 to $14.75 per share for a total cost of $3.2 million.
During the three months ended September 30, 2010, the Company cancelled 0.6 million shares of its Treasury stock and recorded reductions of $6.0 thousand to “Common stock”, $4.5 million to “Additional paid-in capital”, $4.4 million to “Retained earnings” and $8.9 million to “Treasury stock”.
Note 13 — Segments and Geographic Information
The Company has two reportable segments, the “Americas” and “EMEA” which represented 82.7% and 17.3%, respectively, of the Company’s consolidated revenues for the three months ended September 30, 2010 and 81.2% and 18.8%, respectively, of the Company’s consolidated revenues for the nine months ended September 30, 2010. In the comparable 2009 periods, the Americas and the EMEA region represented 71.6% and 28.4%, respectively, of the Company’s consolidated revenues for the three months ended September 30, 2009, and 71.1% and 28.9%, respectively, of the Company’s consolidated revenues for the nine months ended September 30, 2009. Each segment is comprised of aggregated regional operating segments. The Company aligns its business into two segments to effectively manage the business and support the customer care needs of every client and to respond to the demands of the Company’s global customers.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 13 — Segments and Geographic Information — (continued)
The reportable segments consist of (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service) and technical staffing and (2) EMEA, which includes Europe, the Middle East and Africa, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service) and fulfillment services. The sites within Latin America, India and the Asia Pacific Rim are included in the Americas segment given the nature of the business and client profile, which is primarily made up of U.S. based companies that are using the Company’s services in these locations to support their customer contact management needs.
Information about the Company’s reportable segments for the three and nine months ended September 30, 2010 compared to the corresponding prior year period, is as follows (in thousands):

				Consolidated
	Americas	EMEA	Other(1)	Total

Three Months Ended September 30, 2010
Revenues	$253,848	$53,102		$306,950
Depreciation and amortization	$13,867	$1,354		$15,221

Income (loss) from operations	$25,017	$(2,547)	$(9,397)	$13,073
Other expense, net			(1,694)	(1,694)
Benefit for income taxes			2,267	2,267

Net income				$13,646

Total Assets as of September 30, 2010	$1,413,204	$1,128,701	$(1,725,458)	$816,447

				Consolidated
	Americas	EMEA	Other(1)	Total

Three Months Ended September 30, 2009
Revenues	$152,940	$60,554		$213,494
Depreciation and amortization	$5,671	$1,308		$6,979

Income (loss) from operations	$27,830	$3,899	$(11,035)	$20,694
Other expense, net			476	476
(Provision) for income taxes			(2,388)	(2,388)

Net income				$18,782

Total Assets as of September 30, 2009	$687,224	$854,417	$(939,192)	$602,449

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 13 — Segments and Geographic Information — (continued)

				Consolidated
	Americas	EMEA	Other(1)	Total

Nine Months Ended September 30, 2010
Revenues	$715,343	$166,001		$881,344
Depreciation and amortization	$39,246	$3,990		$43,236

Income (loss) from operations	$75,867	$(7,161)	$(53,143)	$15,563
Other expense, net			(10,652)	(10,652)
Benefit for income taxes			1,768	1,768

Net income				$6,679

				Consolidated
	Americas	EMEA	Other(1)	Total

Nine Months Ended September 30, 2009
Revenues	$444,682	$180,892		$625,574
Depreciation and amortization	$17,135	$3,782		$20,917

Income (loss) from operations	$76,207	$10,310	$(31,271)	$55,246
Other income, net			586	586
(Provision) for income taxes			(7,932)	(7,932)

Net income				$47,900

(1)	Other items (including intercompany eliminations, corporate costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three and nine months ended September 30, 2010 and 2009. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2009. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 14 — Stock-Based Compensation
A detailed description of each of the Company’s stock-based compensation plans is provided below, including the 2001 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. Stock-based compensation expense related to these plans, which is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations, was $0.7 million and $3.7 million for the three and nine months ended September 30, 2010, respectively, and $1.2 million and $4.0 million for the comparable 2009 periods, respectively. The Company recognized income tax benefits related to the stock-based compensation of $0.3 million and $1.4 million during the three and nine months ended September 30, 2010 respectively, and $0.5 million and $1.6 million for the comparable 2009 periods, respectively. The Company recognized a $0.4 million benefit of tax deductions in excess of recognized tax benefits from the exercise of stock options for the nine months ended September 30, 2010 and $0.2 million for the nine months ended September 30, 2009 (not material in the three months ended September 30, 2010 and 2009). There were no capitalized stock-based compensation costs at September 30, 2010 or December 31, 2009.
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
Stock Options — Options are granted at fair market value on the date of the grant and generally vest over one to four years. All options granted under the Plan expire if not exercised by the tenth anniversary of their grant date. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions. The fair value of the stock option awards is expensed on a straight-line basis over the vesting period of the award. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Exercises and forfeitures are estimated within the valuation model using employee termination and other historical data. The expected term of the stock option awards granted is derived from historical exercise experience under the Plan and represents the period of time that stock option awards granted are expected to be outstanding. No stock options were granted during the nine months ended September 30, 2010 and 2009.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 14 — Stock-Based Compensation — (continued)
Stock Options — (continued)
The following table summarizes stock option activity under the Plan as of September 30, 2010, and changes during the nine months then ended:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Stock Options	Shares (000s)	Price	(in years)	Value (000s)

Outstanding at January 1, 2010	49	$8.05
Granted	—	—
Exercised	(2)	16.36
Forfeited or expired	—	—

Outstanding at September 30, 2010	47	$8.22	1.4	$249

Vested or expected to vest at September 30, 2010	47	$8.22	1.4	$249

Exercisable at September 30, 2010	47	$8.22	1.4	$249

The intrinsic value of options exercised during the three and nine months ended September 30, 2010 was not material. Options exercised in the comparable periods of 2009 had an intrinsic value of $0.4 million and $0.6 million, respectively. All options were fully vested as of December 31, 2006 and there is no unrecognized compensation cost as of September 30, 2010 related to these options granted under the Plan (the effect of estimated forfeitures is not material).
Cash received from stock options exercised under this Plan for the nine months ended September 30, 2009, was $1.6 million (not material in the comparable 2010 period).
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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 14 — Stock-Based Compensation — (continued)
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
The following table summarizes the assumptions used to estimate the fair value of SARs granted during the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,
	2010	2009
Expected volatility	45%	47%
Weighted-average volatility	45%	47%
Expected dividends	—	—
Expected term (in years)	4.4	4.0
Risk-free rate	2.4%	1.3%
The following table summarizes SARs activity under the Plan as of September 30, 2010, and changes during the nine months then ended:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Stock Appreciation Rights	Shares (000s)	Price	(in years)	Value (000s)

Outstanding at January 1, 2010	421	$—
Granted	130	—
Exercised	(109)	—
Forfeited or expired	—	—

Outstanding at September 30, 2010	442	$—	8.0	$—

Vested or expected to vest at September 30, 2010	442	$—	8.0	$—

Exercisable at September 30, 2010	150	$—	7.0	$—

The weighted-average grant-date fair value of the SARs granted during the nine months ended September 30, 2010 and 2009 was $10.21 and $7.42, respectively. Total intrinsic value of SARs exercised during the nine months ended September 30, 2010 and 2009 was $0.6 million and $0.1 million, respectively.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 14 — Stock-Based Compensation — (continued)
Stock Appreciation Rights — (continued)
The following table summarizes the status of nonvested SARs under the Plan as of September 30, 2010, and changes during the nine months then ended:

		Weighted-
		Average
	Shares (In	Grant-Date
Nonvested Stock Appreciation Rights	thousands)	Fair Value

Nonvested at January 1, 2010	306	$7.40
Granted	130	$10.21
Vested	(143)	$7.44
Forfeited or expired	—	$—

Nonvested at September 30, 2010	293	$8.63

As of September 30, 2010, there was $1.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock appreciation rights granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.0 years. SARs that vested during the nine months ended September 30, 2010 had a fair value of $0.6 million (none in the comparable 2009 period).
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
The weighted-average grant-date fair value of the Restricted Shares/Units granted during the nine months ended September 30, 2010 and 2009 was $23.88 and $19.69, respectively.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 14 — Stock-Based Compensation — (continued)
Restricted Shares — (continued)
The following table summarizes the status of nonvested Restricted Shares/Units under the Plan as of September 30, 2010, and changes during the nine months then ended:

		Weighted-
		Average
	Shares (In	Grant-Date
Nonvested Restricted Shares / Units	thousands)	Fair Value

Nonvested at January 1, 2010	581	$18.36
Granted	184	$23.88
Vested	(178)	$17.69
Forfeited or expired	—	$—

Nonvested at September 30, 2010	587	$20.30

As of September 30, 2010, based on the probability of achieving the performance goals, there was $8.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested Restricted Shares/Units granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.0 years. The Restricted Shares / Units that vested during the nine months ended September 30, 2010 and 2009 had a fair value of $4.3 million and $3.2 million, respectively, as of the vesting date.
Other Awards — The Company’s Board of Directors, at the recommendation of the Committee, approves awards of Common Stock Units (“CSUs”) for eligible participants. A CSU is a bookkeeping entry on the Company’s books that records the equivalent of one share of common stock. If the performance goals described under Restricted Shares in this Note 14 are met, performance-based CSUs will vest on the third anniversary of the grant date. The Company recognizes compensation cost, net of estimated forfeitures, based on the fair value (which approximates the current market price) of the CSUs on the date of grant ratably over the requisite service period based on the probability of achieving the performance goals. Changes in the probability of achieving the performance goals from period to period will result in corresponding changes in compensation expense. The employment-based CSUs vest one-third on each of the first three anniversaries of the date of grant, provided the participant is employed by the Company on such date. On the date each CSU vests, the participant will become entitled to receive a share of the Company’s common stock and the CSU will be canceled.
The following table summarizes CSUs activity under the Plan as of September 30, 2010, and changes during the nine months then ended:

		Weighted-
		Average
	Shares (In	Grant-Date
Nonvested Common Stock Units	thousands)	Fair Value

Nonvested at January 1, 2010	68	$18.37
Granted	22	$23.88
Vested	(24)	$17.71
Forfeited or expired	—

Nonvested at September 30, 2010	66	$20.33

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 14 — Stock-Based Compensation — (continued)
Other Awards — (continued)
As of September 30, 2010, there was $0.6 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.0 years. The fair value of the CSU’s that vested during the nine months ended September 30, 2010 and 2009 was $0.6 million and $0.4 million, respectively, as of the vesting date. Until a CSU vests, the participant has none of the rights of a shareholder with respect to the CSU or the common stock underlying the CSU. CSUs are not transferable.
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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 14 — Stock-Based Compensation — (continued)
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
The following table summarizes the status of the nonvested CSUs and share awards under the 2004 Fee Plan as of September 30, 2010, and changes during the nine months then ended:

		Weighted-
		Average
	Shares (In	Grant-Date
Nonvested Common Stock Units / Share Awards	thousands)	Fair Value

Nonvested at January 1, 2010	33	$16.98
Granted	24	$19.11
Vested	(32)	$17.49
Forfeited or expired	—	$—

Nonvested at September 30, 2010	25	$18.46

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 14 — Stock-Based Compensation — (continued)
2004 Non-Employee Director Fee Plan — (continued)
CSUs and share awards that vested during the nine months ended September 30, 2010 and 2009 had a fair value of $0.3 million and $0.3 million as of the vesting date, respectively.
Compensation expense for CSUs granted after the adoption of ASC 718 on January 1, 2006 and before the 2004 Fee Plan amendment in March 2008 (as previously discussed), was recognized immediately on the date of grant since these grants automatically vested upon termination of a Director’s service, whether by death, retirement, resignation, removal or failure to be reelected at the end of his or her term. However, compensation expense for CSUs granted before adoption of ASC 718 was recognized over the requisite service period, or “nominal” vesting period of two to three years using the intrinsic value method. As of September 30, 2010, there was no unrecognized compensation cost, net of estimated forfeitures, which relates to nonvested CSUs granted under the 2004 Fee Plan before adoption of ASC 718. As of September 30, 2010, there was $0.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested CSUs and share awards granted since March 2008 under the Plan. This cost is expected to be recognized over a weighted-average period of 1.2 years.
Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board of Directors effective December 17, 1998 and amended on March 29, 2006 and May 23, 2006. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president and senior vice presidents and $7,500 per year for vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (see Note 7, Investments Held in Rabbi Trusts). As of September 30, 2010 and December 31, 2009, liabilities of $3.1 million and $2.4 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.
Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $0.9 million and $0.8 million as of September 30, 2010 and December 31, 2009, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.
The weighted-average grant-date fair value of common stock awarded during the nine months ended September 30, 2010 and 2009 was $18.74 and $17.26, respectively.
The following table summarizes the status of the nonvested common stock issued under the Deferred Compensation Plan as of September 30, 2010, and changes during the nine months then ended:

		Weighted-
		Average
	Shares (In	Grant-Date
Nonvested Common Stock	thousands)	Fair Value

Nonvested at January 1, 2010	6	$17.76
Granted	9	$18.74
Vested	(8)	$17.91
Forfeited or expired	—	$—

Nonvested at September 30, 2010	7	$17.76

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 14 — Stock-Based Compensation — (continued)
Deferred Compensation Plan — (continued)
As of September 30, 2010, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted-average period of 4.0 years. The total fair value of the common stock vested during the nine months ended September 30, 2010 and 2009 was $0.1 million and $0.2 million, respectively.
There were no material cash settlements related to the Company’s obligation under the Deferred Compensation Plan for the nine months ended September 30, 2010 and 2009.
Note 15 — Defined Benefit Pension Plan and Post-Retirement Benefits
Defined Benefit Pension Plan
The Company sponsors a non-contributory defined benefit pension plan (the “Pension Plan”) for its covered employees in the Philippines. The Pension Plan provides defined benefits based on years of service and final salary. All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plan. As of September 30, 2010, the Pension Plan is unfunded. The Company does not expect to make cash contributions to its Pension Plan during 2010.
The following table provides information about net periodic benefit cost for the Pension Plan for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$18	$—	$53	$80
Interest Costs	$17	—	$50	46
Recognized actuarial gain	$(13)	(15)	$(38)	(46)

Net periodic benefit costs	$22	$(15)	$65	$80

Post-Retirement Benefits
In 1996, the Company entered into a split dollar life insurance arrangement to benefit the former Chairman and Chief Executive Officer of the Company. Under the terms of the arrangement, the Company retained a collateral interest in the policy to the extent of the premiums paid by the Company. Effective January 1, 2008, the Company recorded a $0.5 million liability for a post-retirement benefit obligation related to this arrangement, which was accounted for as a reduction to the January 1, 2008 balance of retained earnings in accordance with ASC 715-60. The post-retirement benefit obligation of $0.2 million and $0.3 million was included in “Other long-term liabilities” as of September 30, 2010 and December 31, 2009, respectively, in the accompanying Condensed Consolidated Balance Sheets. The Company has an unrealized gain of $0.5 million and $0.3 million as of September 30, 2010 and December 31, 2009, respectively, due to the change in discount rates related to the post retirement obligation, which was recorded in AOCI in the accompanying Condensed Consolidated Balance Sheets.
In connection with the acquisition of ICT in February 2010, the Company assumed ICT’s profit sharing plan (Section 401(k)). Under this profit sharing plan, the Company matches 50% of employee contributions for all qualified employees, as defined, up to a maximum of 6% of the employee’s compensation; however, it may also make additional contributions to the plan based upon profit levels and other factors. No such additional contributions were made during the nine months ended September 30, 2010. Employees are fully vested in their contributions, while full vesting in the Company’s contributions occurs upon death, disability, retirement or completion of five years of service.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 16 — Commitments and Loss Contingency
During the nine months ended September 30, 2010, the Company entered into an amended lease agreement for the Sykes’ corporate headquarters located in Tampa, Florida. The lease is for an additional non-cancelable six-year period with one five-year renewal option. The following is a schedule of the future minimum lease payments under this lease agreement (in thousands):

Total Amount

2010 (remaining three months)	$—
2011	1,030
2012	1,277
2013	1,315
2014	1,354
2015	1,395
2016 and thereafter	713

Total minimum payments required	$7,084

In connection with the acquisition of ICT in February 2010, the Company assumed leases of equipment and buildings under operating leases having original terms ranging from one to fifteen years, some with options to cancel at varying points during the lease. The building leases contain up to two five-year renewal options. Rental expense under these operating leases for the three and nine months ended September 30, 2010 (since February 2, 2010, the acquisition date of ICT) were $7.7 million and $17.5 million, respectively. The following is a schedule of future minimum rental payments under ICT’s operating leases having a remaining non-cancelable term in excess of one year subsequent to September 30, 2010 (in thousands):

Total Amount

2010 (remaining three months)	$5,900
2011	19,300
2012	12,000
2013	6,800
2014	4,500
2015	3,100
2016 and thereafter	3,300

Total minimum payments required	$54,900

The Company also assumed agreements that ICT had with third-party vendors in the ordinary course of business to purchase goods and services used in its normal operations. These agreements, which are not cancelable without penalty, generally range from one to three year periods and contain fixed or minimum annual commitments. Certain of these agreements allow for renegotiation of the minimum annual commitments based on certain conditions. In addition, during the three months ending September 30, 2010, the Company executed several purchase and service contracts related to communications infrastructure and related maintenance. The following is a schedule of future minimum purchases remaining under these agreements as of September 30, 2010 (in thousands):

Total Amount

2010 (remaining three months)	$3,500
2011	15,300
2012	12,800
2013	5,425

Total minimum payments required	$37,025

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)
Note 16 — Commitments and Loss Contingency — (continued)
Except for the contractual obligations mentioned above and the borrowings discussed in Note 9, there has not been any material change to the Company’s outstanding contractual obligations from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
The Company has previously disclosed regulatory sanctions assessed against our Spanish subsidiary relating to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. In order to appeal these claims the Company issued a bank guarantee of $0.5 million, which is included as restricted cash in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009. The Company will continue to vigorously defend these matters. However, due to further progression of several of these claims within the Spanish court system, and based upon opinion of legal counsel regarding the likely outcome of several of the matters before the courts, the Company accrued a liability in the amount of $1.3 million as of September 30, 2010 and December 31, 2009 under ASC 450 “Contingencies”, because management now believes that a loss is probable and the amount of the loss can be reasonably estimated as to three of the subject claims. There is currently one other related claim which is under appeal, but the Company has not accrued any amounts related to that claim because management does not currently believe a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to that claim.
Note 17 — Related Party Transactions
The Company paid John H. Sykes, the Company’s founder, former Chairman and Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company, less than $0.1 million for the use of his private jet during the nine months ended September 30, 2010 (none in the three months ended September 30, 2010), which is based on two times fuel costs and other actual costs incurred for each trip (none in the comparable 2009 period).
The Company paid John H. Sykes $0.1 million, which represents the cost for the purchase of his share of the refundable deposit on a sports stadium suite, during the nine months ended September 30, 2010 (none in the comparable 2009 period).
In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The Landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes. The lease payments on the 20 year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.1 million and $0.3 million during the three and nine months ended September 30, 2010 and $0.1 million and $0.3 million during the three and nine months ended September 30, 2009, respectively, under the terms of the lease.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sykes Enterprises, Incorporated
400 North Ashley Drive
Tampa, FL 33602
We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of September 30, 2010, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2010 and 2009, of changes in shareholders’ equity for the nine-month periods ended September 30, 2010 and 2009 and the three-month period ended December 31, 2009, and of cash flows for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.
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
November 2, 2010

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2010
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
Form 10-Q
For the Quarter Ended September 30, 2010
Results of Operations
The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$306,950	$213,494	$881,344	$625,574
Percentage of revenues	100.0%	100.0%	100.0%	100.0%
Direct salaries and related costs	$199,889	$134,429	$575,653	$398,409
Percentage of revenues	65.1%	63.0%	65.3%	63.7%
General and administrative	$89,984	$58,047	$286,124	$170,011
Percentage of revenues	29.3%	27.2%	32.5%	27.2%
Impairment of goodwill and intangibles	$362	$324	$362	$1,908
Percentage of revenues	0.1%	0.2%	0.0%	0.3%
Impairment of long-lived assets	$3,642	$—	$3,642	$—
Percentage of revenues	1.2%	0.0%	0.4%	0.0%
Income from operations	$13,073	$20,694	$15,563	$55,246
Percentage of revenues	4.3%	9.7%	1.8%	8.8%
The following table summarizes our revenues, for the periods indicated, by reporting segment (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010		2009		2010		2009

Americas	$253,848	82.7%	$152,940	71.6%	$715,343	81.2%	$444,682	71.1%
EMEA	53,102	17.3%	60,554	28.4%	166,001	18.8%	180,892	28.9%

Consolidated	$306,950	100.0%	$213,494	100.0%	$881,344	100.0%	$625,574	100.0%

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2010
The following table summarizes the amounts and percentages of revenue for direct salaries and related costs, general and administrative costs, impairment of goodwill and intangibles, and impairment of long-lived assets for the periods indicated, by reporting segment (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010		2009		2010		2009

Direct salaries and related costs:
Americas	$159,270	62.7%	$92,348	60.4%	$448,375	62.7%	$271,112	61.0%
EMEA	40,619	76.5%	42,081	69.5%	127,278	76.7%	127,297	70.4%

Consolidated	$199,889	65.1%	$134,429	63.0%	$575,653	65.3%	$398,409	63.7%

General and administrative:
Americas	$65,919	26.0%	$32,438	21.2%	$187,459	26.2%	$95,455	21.5%
EMEA	14,668	27.6%	14,574	24.1%	45,522	27.4%	43,285	23.9%
Corporate	9,397	—	11,035	—	53,143	—	31,271	—

Consolidated	$89,984	29.3%	$58,047	27.2%	$286,124	32.5%	$170,011	27.2%

Impairment of goodwill and intangibles:
Americas	$—	0.0%	$324	0.2%	$—	0.0%	$1,908	0.4%
EMEA	362	0.7%	—	0.0%	362	0.2%	—	0.0%

Consolidated	$362	0.1%	$324	0.2%	$362	0.0%	$1,908	0.3%

Impairment of long-lived assets:
Americas	$3,642	1.4%	$—	0.0%	$3,642	0.5%	$—	0.0%
EMEA	—	0.0%	—	0.0%	—	0.0%	—	0.0%

Consolidated	$3,642	1.2%	$—	0.0%	$3,642	0.4%	$—	0.0%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Revenues
For the three months ended September 30, 2010, we recognized consolidated revenues of $307.0 million, an increase of $93.5 million, or 43.8%, from $213.5 million of consolidated revenues for the comparable 2009 period. Excluding ICT revenues of $101.2 million in the third quarter of 2010, revenues decreased $7.7 million for the three months ended September 30, 2010 compared to the same period in 2009.
Revenues from the Americas segment, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 82.7%, or $253.9 million, for the three months ended September 30, 2010, compared to 71.6%, or $152.9 million, for the comparable 2009 period. Revenues from the EMEA segment, including Europe, the Middle East and Africa, represented 17.3%, or $53.1 million, for the three months ended September 30, 2010, compared to 28.4%, or $60.6 million, for the comparable 2009 period.
The increase in the Americas revenue was $101.0 million, or 66.0%, for the three months ended September 30, 2010, compared to the same period in 2009. Excluding the ICT revenues of $100.8 million, the Americas revenue for the three months ended September 30, 2010, increased $0.2 million compared to the same period in 2009. The $0.2 million increase consists of a positive foreign currency translation impact of $4.5 million and favorable foreign currency hedging fluctuations of $3.4 million, partially offset by a $7.7 million decrease in revenues principally due to expiration of certain client programs and lower than forecasted demand within certain clients. Revenues from our

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2010
offshore operations represented 50.3%, or 58.4% excluding ICT revenues, of Americas’ revenues for the three months ended September 30, 2010, compared to 60.5% for the comparable 2009 period.
The decrease in EMEA revenues of $7.5 million, or 12.3%, for the three months ended September 30, 2010, compared to the same period in 2009, reflects a decrease of $4.0 million due largely to client program expirations, near-shore migration to lower cost geographies in Egypt, Romania and Germany and sustained weakness within the technology and communication verticals and a $3.9 million negative foreign currency translation impact, partially offset by a $0.4 million contribution in revenues from ICT. Excluding the $3.9 million negative foreign currency translation impact, EMEA’s revenue decreased 5.7% for the three months ended September 30, 2010 compared with the same period in 2009.
Direct Salaries and Related Costs
Direct salaries and related costs increased $65.5 million, or 48.7%, to $199.9 million for the three months ended September 30, 2010, from $134.4 million in the comparable 2009 period. This increase includes ICT direct salaries and related costs of $64.6 million in the third quarter of 2010.
On a reporting segment basis, direct salaries and related costs from the Americas segment increased $67.0 million, or 72.5%, to $159.3 million for the three months ended September 30, 2010 from $92.3 million for the comparable 2009 period. Direct salaries and related costs from the EMEA segment decreased $1.5 million, or 3.5%, to $40.6 million for the three months ended September 30, 2010 from $42.1 million for the comparable 2009 period. While changes in foreign currency exchange rates positively impacted revenues in the Americas they negatively impacted direct salaries and related costs in 2010 compared to the same period in 2009 by $3.6 million. While changes in foreign currency exchange rates negatively impacted revenues in the EMEA they positively impacted direct salaries and related costs in 2010 compared to the same period in 2009 by $3.2 million.
In the America’s segment, as a percentage of revenues, direct salaries and related costs increased to 62.7% for the three months ended September 30, 2010 from 60.4% in the comparable 2009 period. This increase of 2.3%, as a percentage of revenues, was primarily attributable to higher compensation costs of 3.0% (primarily related to lower than forecasted demand within certain clients without a commensurate reduction in labor costs and wage increases in certain geographies), higher communication costs of 0.6% and higher billable supply costs of 0.4%, partially offset by lower auto tow claim costs of 1.4%, lower travel costs of 0.2% and lower bonus award costs of 0.1%.
In the EMEA segment, as a percentage of revenues, direct salaries and related costs increase to 76.5% for the three months ended September 30, 2010 from 69.5% in the comparable 2009 period. This increase of 7.0%, as a percentage of revenues, was primarily attributable to higher compensation costs of 6.0% (primarily related to near-shore migration to new facilities in Egypt, Romania and Germany and the corresponding termination and duplicative costs), higher recruiting costs of 0.5%, higher travel costs of 0.4%, higher fulfillment material costs of 0.2%, higher communication costs of 0.2%, partially offset by lower other costs of 0.3%.
General and Administrative
General and administrative expenses increased $32.0 million, or 55.0%, to $90.0 million for the three months ended September 30, 2010, from $58.0 million in the comparable 2009 period. This increase includes ICT general and administrative expenses of $33.6 million in the third quarter of 2010.
On a reporting segment basis, general and administrative expenses from the Americas segment increased $33.5 million, or 103.2%, to $65.9 million for the three months ended September 30, 2010 from $32.4 million for the comparable 2009 period. General and administrative expenses from the EMEA segment increased $0.1 million, or 0.6%, to $14.7 million for the three months ended September 30, 2010 from $14.6 million for the comparable 2009 period. While changes in foreign currency exchange rates positively impacted revenues in the Americas they negatively impacted general and administrative expenses in 2010 compared to the same period in 2009 by approximately $1.1 million. While changes in foreign currency exchange rates negatively impacted revenues in EMEA, they positively impacted general and administrative expenses in 2010 compared to the same period in 2009 by approximately $1.1 million. Corporate general and administrative expenses decreased $1.6 million, or 14.8%, to

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2010
$9.4 million for the three months ended September 30, 2010 from $11.0 million in the comparable 2009 period. This decrease was primarily attributable to lower compensation costs of $2.7 million, lower accounting fees costs of $0.4 million and lower consulting costs of $0.3 million, partially offset by higher ICT acquisition-related costs of $1.5 million (primarily lease termination costs) and higher other costs of $0.3 million.
In the America’s segment, as a percentage of revenues, general and administrative expenses increased to 26.0% for the three months ended September 30, 2010 from 21.2% in the comparable 2009 period. This increase of 4.8%, as a percentage of revenues, was primarily attributable to higher facility related costs of 2.5%, higher depreciation and amortization costs of 1.9%, higher equipment and maintenance costs of 0.8% and higher ICT acquisition-related costs of 0.2% (primarily lease termination costs), partially offset by lower bad debt expense of 0.3% and lower other costs of 0.3%.
In the EMEA segment, as a percentage of revenues, general and administrative expenses increased to 27.6% for the three months ended September 30, 2010 from 24.1% in the comparable 2009 period. This increase of 3.5%, as a percentage of revenues, was primarily attributable to the new facilities in Egypt, Romania and Germany, including higher facility related costs of 2.1%, higher travel costs of 0.5%, higher equipment and maintenance costs of 0.5%, higher legal and professional fees of 0.3% and higher depreciation and amortization costs of 0.3%, partially offset by lower other costs of 0.2%.
Impairment of Goodwill and Intangibles
We make certain estimates and assumptions, including, among other things, an assessment of market conditions and projections of cash flows, investment rates and cost of capital and growth rates when estimating the value of our intangibles. Based on actual and forecasted operating results and deterioration of the related customer base in our ICT acquired United Kingdom operations during the quarter ended September 30, 2010, the EMEA segment recorded an impairment loss of $0.4 million on goodwill and intangibles (primarily customer relationships) during the three months ended September 30, 2010. In the comparable 2009 period, the Americas’ segment recorded an impairment loss of $0.3 million on the intangibles related to the March 2005 acquisition of Kelly, Luttmer & Associates Limited (“KLA”).
Impairment of Long-lived Assets
During the three months ended September 30, 2010, we recorded a $3.6 million impairment charge for long-lived assets, primarily leasehold improvements, in the Americas’ segment, including the Philippines, the United States and Argentina (none in the comparable 2009 period). The impairment charge represented the amount by which the carrying value of the assets exceeded the estimated fair value of those assets which cannot be redeployed to other locations.
Interest Income
Interest income was $0.3 million for the three months ended September 30, 2010, compared to $0.5 million for the comparable 2009 period, reflecting lower average rates earned on lower average balances of interest-bearing investments in cash and cash equivalents.
Interest Expense
Interest expense was $1.5 million for the three months ended September 30, 2010 compared to $0.1 million for the comparable 2009 period, an increase of $1.4 million reflecting interest and fees on higher average levels of borrowings related to the acquisition of ICT.
Other Income (Expense)
Other expense, net, was $0.6 million for the three months ended September 30, 2010 compared to other income, net of $0.1 million for the comparable 2009 period. The net increase in other expense, net, of $0.7 million was primarily attributable a $1.5 million increase in forward currency contract losses (which were not designated as hedging

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2010
instruments), partially offset by an increase of $0.7 million in realized and unrealized foreign currency transaction gains, net of losses and an increase in other income, net of $0.1 million. Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in Accumulated other comprehensive income (loss) (“AOCI”) in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.
Provision (Benefit) for Income Taxes
The recognition of income tax benefit of $2.3 million for the three months ended September 30, 2010 was based upon pre-tax book income of $11.4 million, compared to a provision for income taxes of $2.4 million for the three months ended September 30, 2009, based upon pre-tax book income of $21.2 million. The effective tax rate for the three months ended September 30, 2010 was (19.9%) compared to an effective tax rate of 11.3% for the comparable 2009 period. This decrease in the effective tax rate was primarily due to the favorable adjustment this quarter of the tax impact related to our 2009 decision to repatriate $85 million in foreign earnings, the favorable tax benefit related to the ICT legal entity reorganization, and the release of a reserve related to an expired statute of limitations. These were partially offset by the recognition of a tax expense related to a change of intent to repatriate foreign earnings of a non-US subsidiary. The effective tax rate is also affected by permanent differences and losses in jurisdiction for which tax benefits can be recognized, foreign withholding and other taxes, accrued interest and penalties, impacts of foreign tax holidays and foreign income tax rate differentials.
Net Income
As a result of the foregoing, we reported income from operations for the three months ended September 30, 2010 of $13.1 million, compared to $20.7 million in the comparable 2009 period. This decrease of $7.6 million was principally attributable to a $65.5 million increase in direct salaries and related costs, a $32.0 million increase in general and administrative expenses, a $3.6 million increase in impairment of goodwill, intangibles and other long-lived assets, partially offset by a $93.5 million increase in revenues. This $7.6 million decrease, $0.7 million increase in other expense, net, $0.2 million decrease in interest income, $1.4 million increase in interest expense, partially offset by a favorable $4.7 million net change in tax provision resulted in net income of $13.6 million for the three months ended September 30, 2010, a decrease of $5.2 million compared to the same period in 2009.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Revenues
For the nine months ended September 30, 2010, we recognized consolidated revenues of $881.3 million, an increase of $255.7 million, or 40.9%, from $625.6 million of consolidated revenues for the comparable 2009 period. Excluding ICT revenues of $265.1 million, revenues decreased $9.4 million for the nine months ended September 30, 2010 compared to the same period in 2009.
On a geographic segmentation basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 81.2%, or $715.3 million, for the nine months ended September 30, 2010, compared to 71.1%, or $444.7 million, for the comparable 2009 period. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 18.8%, or $166.0 million, for the nine months ended September 30, 2010, compared to 28.9%, or $180.9 million, for the comparable 2009 period.
The increase in the Americas revenue was $270.6 million, or 60.9%, for the nine months ended September 30, 2010, compared to the same period in 2009. Excluding the ICT revenues of $264.0 million, the Americas revenue for the nine months ended September 30, 2010, compared to the same period in 2009 increased $6.6 million. The $6.6 million increase consists of a positive foreign currency translation impact of $19.0 million and a favorable foreign currency hedging fluctuation of $10.9 million, partially offset by a $23.3 million decrease in revenues principally due to expiration of certain client programs and lower than forecasted demand within certain clients. Revenues from our offshore operations represented 50.2%, or 57.5% excluding ICT revenues, of Americas’ revenues for the nine months ended September 30, 2010, compared to 60.8% for the comparable 2009 period.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2010
The decrease in EMEA revenues of $14.9 million, or 8.2%, for the nine months ended September 30, 2010, compared to the same period in 2009, reflects a decrease of $14.5 million due largely to client program expirations, near-shore migration to lower cost geographies in Egypt, Romania and Germany and sustained weakness within the technology and communication verticals and a $1.4 million negative foreign currency translation impact, partially offset by a $1.0 million contribution in revenues from ICT. Excluding the $1.4 million negative foreign currency translation impact, EMEA’s revenue decreased 7.5% for the nine months ended September 30, 2010 compared with the same period in 2009.
Direct Salaries and Related Costs
Direct salaries and related costs increased $177.3 million, or 44.5%, to $575.7 million for the nine months ended September 30, 2010, from $398.4 million in the comparable 2009 period. This increase includes ICT direct salaries and related costs of $169.8 million for the nine months ended September, 2010.
On a reporting segment basis, direct salaries and related costs from the Americas segment increased $177.3 million, or 65.4%, to $448.4 million for the nine months ended September 30, 2010 from $271.1 million for the comparable 2009 period. Direct salaries and related costs from the EMEA segment remained unchanged at $127.3 million for the nine months ended September 30, 2010 and comparable 2009 period. While changes in foreign currency exchange rates positively impacted revenues in the Americas, they negatively impacted direct salaries and related costs in 2010 compared to the same period in 2009 by $10.6 million. While changes in foreign currency exchange rates negatively impacted revenues in EMEA, they positively impacted direct salaries and related costs in 2010 compared to the same period in 2009 by $1.6 million.
In the America’s segment, as a percentage of revenues, direct salaries and related costs increased to 62.7% for the nine months ended September 30, 2010 from 61.0% in the comparable 2009 period. This increase of 1.7%, as a percentage of revenues, was primarily attributable to higher compensation costs of 2.5% (primarily related to lower than forecasted demand within certain clients without a commensurate reduction in labor costs and wage increases in certain geographies), higher communication costs of 0.6% and higher billable supply costs of 0.2%, partially offset by lower auto tow claim costs of 1.3%, lower travel costs of 0.2% and lower other costs of 0.1%.
In the EMEA segment, as a percentage of revenues, direct salaries and related costs increased to 76.7% for the nine months ended September 30, 2010 from 70.4% in the comparable 2009 period. This increase of 6.3%, as a percentage of revenues, was primarily attributable to higher compensation costs of 5.3%, (primarily related to near-shore migration to new facilities in Egypt, Romania and Germany and the corresponding termination and duplicative costs), higher billable supply costs of 0.5%, higher recruiting costs of 0.3% and higher other costs of 0.2%.
General and Administrative
General and administrative expenses increased $116.1 million, or 68.3%, to $286.1 million for the nine months ended September 30, 2010, from $170.0 million in the comparable 2009 period. This increase includes ICT general and administrative expenses of $105.6 million for the nine months ended September 30, 2010.
On a reporting segment basis, general and administrative expenses from the Americas segment increased $92.0 million, or 96.4%, to $187.5 million for the nine months ended September 30, 2010 from $95.5 million for the comparable 2009 period. General and administrative expenses from the EMEA segment increased $2.2 million, or 5.2%, to $45.5 million for the nine months ended September 30, 2010 from $43.3 million for the comparable 2009 period. While changes in foreign currency exchange rates positively impacted revenues in the Americas, they negatively impacted general and administrative expenses in 2010 compared to the same period in 2009 by approximately $3.0 million. While changes in foreign currency exchange rates negatively impacted revenues in EMEA, they positively impacted general and administrative expenses in 2010 compared to the same period in 2009 by approximately $0.5 million. Corporate general and administrative expenses increased $21.9 million, or 69.9%, to $53.1 million for the nine months ended September 30, 2010 from $31.2 million in the comparable 2009 period. This increase of $21.9 million was primarily attributable to higher ICT acquisition-related costs, comprised of $14.0 million in severance costs, $2.1 million in lease termination and other costs and $8.0 million in transaction and integration costs, higher training costs of $0.4 million, higher facility related costs of $0.2 million, higher insurance

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2010
costs of $0.2 million and higher other costs of $0.1 million, partially offset by lower compensation costs of $1.7 million, lower accounting fees costs of $0.8 million, lower business development costs of $0.4 million and lower legal and professional fees of $0.2 million.
In the America’s segment, as a percentage of revenues, general and administrative expenses increased to 26.2% for the nine months ended September 30, 2010 from 21.5% in the comparable 2009 period. This increase of 4.7%, as a percentage of revenues, was primarily attributable to higher facility related costs of 1.9%, higher depreciation and amortization costs of 1.7%, higher compensation costs of 0.7%, higher equipment and maintenance costs of 0.7% and higher ICT acquisition-related costs of 0.2% (primarily severance and lease termination costs), partially offset by lower bad debt expense of 0.3% and lower other costs of 0.2%.
In the EMEA segment, as a percentage of revenues, general and administrative expenses increase to 27.4% for the nine months ended September 30, 2010 from 23.9% in the comparable 2009 period. This increase of 3.5%, as a percentage of revenues, was primarily attributable to higher facility related costs of 1.5%, higher compensation costs of 0.7%, higher travel costs of 0.3%, higher depreciation and amortization costs of 0.3%, higher equipment and maintenance costs of 0.2%, higher legal and professional fees of 0.2%, higher communications costs of 0.2% and higher other costs of 0.1%.
Impairment of Goodwill and Intangibles
We make certain estimates and assumptions, including, among other things, an assessment of market conditions and projections of cash flows, investment rates and cost of capital and growth rates when estimating the value of our intangibles. Based on actual and forecasted operating results and deterioration of the related customer base in our ICT acquired United Kingdom operations during the quarter ended September 30, 2010, the EMEA segment recorded an impairment loss of $0.4 million on goodwill and intangibles (primarily customer relationships) during the nine months ended September 30, 2010. In the comparable 2009 period, the Americas’ segment recorded an impairment loss of $1.9 million on the intangibles related to the March 2005 acquisition of KLA.
Impairment of Long-lived Assets
During the nine months ended September 30, 2010, we recorded a $3.6 million impairment charge for long-lived assets, primarily leasehold improvements, in the Americas’ segment, including the Philippines, the United States and Argentina (none in the comparable 2009 period). The impairment charge represented the amount by which the carrying value of the assets exceeded the estimated fair value of those assets which cannot be redeployed to other locations.
Interest Income
Interest income was $0.8 million for the nine months ended September 30, 2010, compared to $1.9 million for the comparable 2009 period, reflecting lower average rates earned on lower average balances of interest bearing investments in cash and cash equivalents.
Interest Expense
Interest expense was $5.5 million for the nine months ended September 30, 2010 compared to $0.5 million for the comparable 2009 period, an increase of $5.0 million reflecting interest and fees on higher average levels of borrowings related to the acquisition of ICT.
Impairment Loss on Investment in SHPS
In the Americas segment, we recorded an impairment loss of $2.1 million on our entire investment in SHPS during the nine months ended September 30, 2009 (none in the comparable 2010 period).

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2010
Other Income (Expense)
Other expense, net, was $6.0 million for the nine months ended September 30, 2010 compared to other income, net, of $1.2 million for the comparable 2009 period. The net increase in other expenses, net of $7.2 million was primarily attributable to an increase of $4.7 million in realized and unrealized foreign currency transaction losses, net of gains, an increase of $2.4 million in forward currency contract losses (which were not designated as hedging instruments) and an increase of $0.1 million in other expenses, net. Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in Accumulated Other Comprehensive Income in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.
Provision (Benefit) for Income Taxes
The benefit for income taxes of $1.8 million for the nine months ended September 30, 2010 was based upon pre-tax book income of $4.9 million, compared to the provision for income taxes of $7.9 million for the nine months ended September 30, 2009, based upon pre-tax book income of $55.8 million. The effective tax rate for the nine months ended September 30, 2010 was (36.0%) compared to an effective tax rate of 14.2% for the comparable 2009 period. The decrease in the effective tax rate of 50.2% was primarily due to a favorable settlement of a tax audit, expiring statutes of limitation and tax benefits related to the ICT legal entity reorganization, partially offset by the effects of valuation allowances for foreign tax credits and the recognition of a tax expense related to a change of intent to repatriate foreign earnings of a non-US subsidiary. The effective tax rate is also affected by permanent differences and losses in jurisdiction for which tax benefits can be recognized, foreign withholding and other taxes, accrued interest and penalties, impacts of foreign tax holidays and foreign income tax rate differentials.
Net Income
As a result of the foregoing, we reported income from operations for the nine months ended September 30, 2010 of $15.5 million, compared to income from operations of $55.3 million in the comparable 2009 period. This decrease of $39.8 million was principally attributable to a $177.3 million increase in direct salaries and related costs, a $116.1 million increase in general and administrative expenses and a $2.1 million increase in impairment of goodwill, intangibles and other long-lived assets, partially offset by a $255.7 million increase in revenues. This $39.8 million decrease, $7.2 million increase in other expense, net, $1.1 million decrease in interest income, $5.0 million increase in interest expense, partially offset by a favorable $9.7 million net change in tax provision and a $2.1 million impairment loss on investment in SHPS in 2009 resulted in net income of $6.7 million for the nine months ended September 30, 2010, a decrease of $41.3 million compared to the same period in 2009.
Client Concentration
Total consolidated revenues included $38.1 million, or 12.4%, and $115.6 million, or 13.1%, of consolidated revenues, for the three and nine months ended September 30, 2010, respectively, from AT&T Corporation, a major provider of communication services for which we provide various customer support services over four distinct lines of AT&T business. This included $37.0 million and $110.4 million in revenue from the Americas for the three and nine months ended September 30, 2010, respectively, and $1.1 million and $5.2 million in revenue from EMEA for the three and nine months ended September 30, 2010, respectively.
The consolidated revenues for the comparable periods as it relates to this relationship were $28.5 million, or 13.4%, and $75.8 million, or 12.1%, of consolidated revenues, for the three and nine months ended September 30, 2009, respectively. This included $26.2 million and $69.1 million in revenue from the Americas and $2.3 million and $6.7 million in revenue from EMEA for the three and nine months ended September 30, 2009, respectively.
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
Form 10-Q
For the Quarter Ended September 30, 2010
repurchase of our common stock in the open market and to fund possible acquisitions. In future periods, we intend similar uses of these funds.
On August 5, 2002, the Board of Directors authorized the Company to purchase up to three million shares of our outstanding common stock. A total of 2.2 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the nine months ended September 30, 2010, we repurchased 300 thousand common shares under the 2002 repurchase program at prices ranging from $16.92 to $17.60 per share for a total cost of $5.2 million. During the nine months ended September 30, 2009, we repurchased 224 thousand common shares under the 2002 repurchase program at prices ranging from $13.72 to $14.75 per share for a total cost of $3.2 million. We may make additional discretionary stock repurchases under this program in 2010.
During the nine months ended September 30, 2010, cash increased $80.0 million upon the lapse of restrictions on our cash balances as a result of our repayment of short-term debt, we received $75.0 million in proceeds from the issuance of long term debt, $40.2 million in operating activities. $0.4 million in excess tax benefits from stock-based compensation and $0.1 million in cash from grant proceeds. Further, we used $85.0 million to repay short-term debt, $77.2 million for the ICT acquisition (net of ICT cash acquired), $75.0 million to repay long-term debt, $21.5 million for capital expenditures, $5.2 million on the repurchase of the Company’s stock, $1.3 million to repurchase stock for minimum tax withholding on equity awards, invested $0.3 million in restricted cash and paid $3.0 million for loan fees related to the debt financing resulting in a $77.1 million decrease in available cash (including the unfavorable effects of international currency exchange rates on cash of $4.3 million).
Net cash flows provided by operating activities for the nine months ended September 30, 2010 were $40.2 million, compared to $59.8 million provided by operating activities for the comparable 2009 period. The $19.6 million decrease in net cash flows from operating activities was due to a $20.0 million increase in non-cash reconciling items such as impairment losses, depreciation and amortization, deferred income taxes, stock-based compensation and unrealized gains on financial instruments, a net increase of $1.6 million in cash flows from assets and liabilities, offset by a $41.2 million decrease in net income. The $1.6 million increase in cash flows from assets and liabilities was principally a result of a $22.8 million decrease in receivables, offset by a $0.2 million increase in other assets, a $10.5 million decrease in income taxes payable, a $2.1 million decrease in deferred revenue and a $8.4 million decrease in other liabilities.
Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $21.5 million for the nine months ended September 30, 2010, compared to $23.2 million for the comparable 2009 period, a decrease of $1.7 million. During the nine months ended September 30, 2010, approximately 14% of the capital expenditures were the result of investing in new and existing customer contact management centers, primarily in EMEA, and 86% was expended primarily for maintenance and systems infrastructure. In 2010, we anticipate capital expenditures in the range of $29.0 million to $32.0 million.
On February 2, 2010, we entered into a new Credit Agreement (the “New Credit Agreement”) with a group of lenders. The New Credit Agreement provides for a $75 million term loan (the “Term Loan”) and a $75 million revolving credit facility, which is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. We drew down the full $75 million Term Loan on February 2, 2010 in connection with the acquisition of ICT on such date. As of September 30, 2010, the entire $75.0 million Term Loan has been repaid. See Note 2 – Acquisition of ICT to the accompanying Condensed Consolidated Financial Statements for further information. At September 30, 2010, we were in compliance with all loan requirements of the New Credit Agreement dated February 2, 2010.
The $75 million revolving credit facility provided under the New Credit Agreement replaces the previous senior revolving credit facility under a credit agreement, dated March 30, 2009, which agreement was terminated simultaneous with entering into the New Credit Agreement. The $75 million revolving credit facility, which includes a $40 million multi-currency sub-facility, a $10 million swingline sub-facility and a $5 million letter of credit sub-facility, may be used for general corporate purposes including strategic acquisitions, share repurchases,

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2010
working capital support, and letters of credit, subject to certain limitations. We are not currently aware of any inability of our lenders to provide access to the full commitment of funds that exist under the revolving credit facility, if necessary. However, due to recent economic conditions and the volatile business climate facing financial institutions, there can be no assurance that such facility will be available to us, even though it is a binding commitment. The revolving credit facility will mature on February 1, 2013.
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
We paid an underwriting fee of $3.0 million for the New Credit Agreement, which is deferred and amortized over the term of the loan. The related interest expense and amortization of deferred loan fees on the New Credit Agreement of $1.1 million and $2.9 million are included in “Interest expense” in the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2010, respectively (none in the comparable period in 2009). The $75.0 million Term Loan had a weighted average interest rate of 3.87% and 3.93% for the three and nine months ended September 30, 2010, respectively.
The New Credit Agreement is guaranteed by all of our existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all of our direct foreign subsidiaries and those of the guarantors.
In December, 2009, Sykes (Bermuda) Holdings Limited, a Bermuda exempted company (“Sykes Bermuda”) which is an indirect wholly-owned subsidiary of Sykes, entered into a credit agreement with KeyBank (the “Bermuda Credit Agreement”). The Bermuda Credit Agreement provided for a $75 million short-term loan to Sykes Bermuda with a maturity date of March 31, 2010. Sykes Bermuda drew down the full $75 million on December 11, 2009, which is included in “Short-term debt” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2009. The Bermuda Credit Agreement required that Sykes Bermuda and its direct subsidiaries maintain cash and cash equivalents of at least $80 million at all times, which amount is included in “Restricted Cash” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2009. Interest was charged on outstanding amounts, at the option of Sykes Bermuda, at either a Eurodollar Rate (as defined in the Bermuda Credit Agreement) or a Base Rate (as defined in the Bermuda Credit Agreement) plus, in each case, an applicable margin specified in the Bermuda Credit Agreement. The underwriting fee paid of $0.8 million was deferred and amortized over the term of the loan. Sykes Bermuda repaid the entire outstanding amount plus accrued interest on March 31, 2010. The related interest expense and amortization of deferred loan fees of $1.4 million are included in “Interest expense” in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2010 (none in three months ended September 20, 2010 and comparable periods in 2009).
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

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2010
At September 30, 2010, we had $202.8 million in cash and cash equivalents, of which approximately 94.3% or $191.2 million, was held in international operations and may be subject to additional taxes if repatriated to the United States.
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
The following table summarizes the material changes to our contractual obligations at September 30, 2010, including those that were assumed upon acquisition of ICT in February 2010 and the related debt incurred in connection with the acquisition, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
		Less Than			After 5
	Total	1 Year	1 - 3 Years	3 - 5 Years	Years	Other

Operating leases (1)	$54,900	$5,900	$31,300	$11,300	$6,400	$—
Operating lease, corporate headquarters (2)	7,084	—	2,307	2,669	2,108	—
Purchase obligations and other (3)	37,025	3,500	28,100	5,425	—	—
Long-term tax liabilities (4)	2,120	—	—	—	—	2,120
Severance obligation for former ICT Chief Executive Officer (5)	291	291	—	—	—	—

Total contractual cash obligations	$101,420	$9,691	$61,707	$19,394	$8,508	$2,120

(1)	Amounts represent the expected cash payments of ICT’s operating leases as discussed in Note 16 to the accompanying Condensed Consolidated Financial Statements.

(2)	Amounts represent the expected cash payments of the corporate headquarters’ operating lease as discussed in Note 16 to the accompanying Condensed Consolidated Financial Statements.

(3)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. Purchase obligations exclude agreements that are cancelable without penalty.

(4)	Long-term tax liabilities include ICT’s uncertain tax positions and related interest and penalties as discussed in Note 11 to the accompanying Condensed Consolidated Financial Statements. We cannot make reasonably reliable estimates of the cash settlement of these long-term liabilities with the tax authority; therefore, amounts have been excluded from payments due by period.

(5)	Amounts include the severance obligation for ICT’s former chief executive officer due in varying installments through January 2011 as discussed in Note 1 to the accompanying Condensed Consolidated Financial Statements.
Except for the contractual obligations mentioned above and the borrowings discussed in Note 9 to the accompanying Condensed Consolidated Financial Statements, there has not been any material change to the outstanding contractual obligations from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
We believe the following accounting policies are the most critical since these policies require significant judgment or involve complex estimations that are important to the portrayal of our financial condition and operating results.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2010
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
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts of $3.9 million as of September 30, 2010, or 1.6% of trade receivables, for estimated losses arising from the inability of our customers to make required payments. Our estimate is based on factors related to the credit risk of certain clients, historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that our estimate of the allowance for doubtful accounts will change if the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments.
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

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2010
At December 31, 2009, we determined that a valuation allowance of $32.1 million was necessary to reduce U.S. deferred tax assets by $9.3 million and foreign deferred tax assets by $22.8 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax assets of $5.4 million at December 31, 2009, is dependent upon future profitability within each tax jurisdiction. As of September 30, 2010, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax assets will be realized. The ICT tax accruals as of September 30, 2010 reflect the historical balances as recorded by the acquired subsidiaries and may be adjusted to reflect tax opening balance sheet entries as discussed more fully in Note 2 to the accompanying Condensed Consolidated Financial Statements. Accordingly, the valuation allowances above are exclusive of ICT acquired balances.
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
As of February 2, 2010, the date of the ICT acquisition, we determined that we intend to distribute the accumulated and undistributed earnings, not otherwise determined to be permanently reinvested subject to local funding requirements, of the ICT Philippine subsidiary and its direct parent, ICT Group Netherlands B.V., to its ultimate U.S. parent, Sykes Enterprises, Incorporated. Tax adjustments required to reflect this intent, which could be significant, cannot be estimated until we have completed our tax analysis of the assets acquired and liabilities assumed in connection with the acquisition of ICT. Except as noted above, we assert our intention that all ICT past and current earnings are permanently reinvested in foreign business operations in accordance with ASC 740-30. See Note 2 to the accompanying Condensed Consolidated Financial Statements for further information.
In addition, as a result of our evaluation of current and future local funding requirements during the quarter, we determined that we intend to distribute all of the current year and future years’ earnings of a non-US subsidiary to another non-US subsidiary. The tax adjustments required to reflect this change of intent, which are not material, were recorded during the quarter.
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
As of September 30, 2010, we had $4.7 million of unrecognized tax benefits, a net increase of $0.9 million from the $3.8 million recorded as of December 31, 2009, excluding penalties and interest. The $0.9 million increase relates primarily to the balances assumed in the ICT acquisition, which amount is provisional as discussed in Note 2 to the accompanying Condensed Consolidated Financial Statements, partially offset by the favorable settlement of a tax audit and the expiration of certain statutes of limitations. Had we recognized the remaining unrecognized tax benefits at September 30, 2010, approximately $4.7 million, excluding related interest and penalties, would favorably impact the effective tax rate.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2010
Impairment of Goodwill, Intangibles and Other Long-lived Assets
We review long-lived assets, which had a carrying value of $291.0 million as of September 30, 2010, including goodwill, intangibles and property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge or loss to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.
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
We serve a number of U.S.-based clients using customer contact management center capacity in the Philippines and Canada, which are within our Americas segment. Although the contracts with these clients are priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP) and the Canadian dollar (CAD), which represent a foreign exchange exposure. As of September 30, 2010, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in PHP and CAD by entering into foreign currency hedge contracts with counterparties to acquire a total of PHP 4.2 billion through September, 2011 and a total of CAD 6.5 million through December 2011, which approximates 55% and 75% of our exposure related to these anticipated cash flow requirements denominated in PHP and CAD, respectively. The fair value of these hedge contracts as of September 30, 2010 is presented in Note 6 of the accompanying Condensed Consolidated Financial Statements. The potential loss in fair value at September 30, 2010, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $3.1 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2010
In October 2010, to hedge intercompany forecasted cash outflows, we entered into additional forward contracts that are designated as hedges as defined under ASC 815 to buy $3.7 million Canadian Dollars (CAD) versus the U.S. Dollar for maturities between three and 14 months as well as forward and option contracts to sell 1.2 billion Philippine Peso versus the U.S. Dollar for maturities between three and 14 months.
We also entered into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect our interests against adverse foreign currency moves pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries functional currencies. As of September 30, 2010, the fair value of these derivatives was a net payable of $1.1 million. The potential loss in fair value at September 30, 2010, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $7.2 million. However, this loss would be mitigated by corresponding gains on the underlying exposures. In October 2010, we entered into additional forward contracts that have a total notional amount of $72.8 million USD against the PHP, CAD, Euro Dollar (EUR), Danish Krona (DKK), Australian Dollar (AUD), Great British Pound (GBP), Argentine Peso (ARS) and the Egyptian Pound (EGP). These contracts generally do not exceed 60 days in duration.
We evaluate the credit quality of potential counterparties to derivative transactions and only enter into contracts with those considered to have minimal credit risk. We periodically monitor changes to counterparty credit quality as well as our concentration of credit exposure to individual counterparties. We do not use derivative instruments for trading or speculative purposes.
Interest Rate Risk
Our exposure to interest rate risk results from variable debt outstanding under our New Credit Agreement, including the $75.0 million term loan and the $75.0 million revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. During the quarter ended September 30, 2010, we had no debt outstanding under the revolving credit facility and no borrowings outstanding under our term loan at September 30, 2010. Based on our level of variable rate debt outstanding during 2010, a one-point increase in the weighted average interest rate, which generally equals the Eurodollar rate plus an applicable margin, would have increased interest expense by $0.3 million for the nine months ended September 30, 2010. We have not historically used derivative instruments to manage exposure to changes in interest rates.
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

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2010
Item 4 — Controls and Procedures
As of September 30, 2010, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of September 30, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except for the change discussed under “Change in Internal Control over Financial Reporting” below.
Change in Internal Control over Financial Reporting
On February 2, 2010, we acquired ICT. We are currently integrating policies, processes, people, technology and operations for the combined companies. Management will continue to evaluate our internal control over financial reporting as we execute our integration activities.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2010
Part II — OTHER INFORMATION
Item 1 — Legal Proceedings
We have previously disclosed regulatory sanctions assessed against our Spanish subsidiary relating to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. In order to appeal these claims, we issued a bank guarantee of $0.5 million, which is included as restricted cash in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009. We will continue to vigorously defend these matters. However, due to further progression of several of these claims within the Spanish court system, and based upon opinion of legal counsel regarding the likely outcome of several of the matters before the courts, we accrued a provision in the amount of $1.3 million as of September 30, 2010 and December 31, 2009 under ASC 450 “Contingencies” because we now believe that a loss is probable and the amount of the loss can be reasonably estimated as to three of the subject claims. There is currently one other related claim which is under appeal, but we have not accrued any amounts related to that claim because we do not currently believe a loss is probable, and it is not currently possible to reasonably estimate the amount of any loss related to that claim.
From time to time, we are involved in legal actions arising in the ordinary course of business. With respect to these matters, we believe that we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Below is a summary of stock repurchases for the quarter ended September 30, 2010 (in thousands, except average price per share). See Note 12, Earnings Per Share, to the Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased	of Shares That May
	Number of	Price	as Part of Publicly	Yet Be Purchased
	Shares	Paid Per	Announced Plans	Under Plans or
Period	Purchased(1)	Share	or Programs	Programs

July 1, 2010 - July 31, 2010	—	—	—	798
August 1, 2010 - August 31, 2010	—	—	—	798
September 1, 2010 - September 30, 2010	—	—	—	798

Total	—		—	798

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3.0 million with no expiration date.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2010
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
Form 10-Q
For the Quarter Ended September 30, 2010
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: November 2, 2010	By:	/s/ W. Michael Kipphut

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