Form 10-K
period 2010-12-31
SYKES ENTERPRISES INC
filed 2011-03-08
CIK 1010612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended December 31, 2010
Or
[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Transition Period From            To
Commission File Number 0-28274
Sykes Enterprises, Incorporated
(Exact name of registrant as specified in its charter)

Florida	56-1383460
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

400 N. Ashley Drive, Suite 2800, Tampa, Florida	33602
(Address of principal executive offices)	(Zip Code)
(813) 274-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock $.01 Par Value	NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]                    No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [ ]                    No [X]
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
Yes [ ]                    No [ ]
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
Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]                    No [X]
The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant computed by reference to the closing sales price of such shares on the NASDAQ Global Select Market on June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, was $580,104,317.
As of February 28, 2011, there were 47,075,251 outstanding shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the Proxy Statement for the year 2011 Annual Meeting of Shareholders	Part III Items 10–14

PART I
Item 1. Business
General
Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES,” “our,” “us” or “we”) is a global leader in providing outsourced customer contact management solutions and services in the business process outsourcing (“BPO”) arena. We provide an array of sophisticated customer contact management solutions to a wide range of clients including Fortune 1000 companies, medium-sized businesses, and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure, healthcare and other verticals. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, India and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which includes customer assistance, healthcare and roadside assistance, technical support and product sales to our client’s customers. These services are delivered through multiple communication channels including phone, e-mail, Internet, text messaging and chat. We also provide various enterprise support services in the United States that include services for our client’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including multilingual sales order processing via the Internet and phone, inventory control, product delivery and product returns handling. (See Note 26, Segments and Geographic Information, of “Notes to Consolidated Financial Statements” for further information on our segments.) Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers across six continents, including North America, South America, Europe, Asia, Australia and Africa. We deliver cost-effective solutions that enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.
SYKES was founded in 1977 in North Carolina and we moved our headquarters to Florida in 1993. In March 1996, we changed our state of incorporation from North Carolina to Florida. Our headquarters are located at 400 North Ashley Drive, Suite 2800, Tampa, Florida 33602, and our telephone number is (813) 274-1000.
On February 2, 2010, the Company completed the acquisition of ICT Group Inc. (“ICT”), a Pennsylvania corporation and a leading global provider of outsourced customer management and BPO solutions, pursuant to the Agreement and Plan of Merger, dated October 5, 2009. We refer to such acquisition herein as the “ICT acquisition.” The Company has reflected the operating results in the Consolidated Statement of Operations for the period from February 2, 2010 to December 31, 2010. See Note 2, Acquisition of ICT, of “Notes to Consolidated Financial Statements” for additional information on the acquisition of this business.
In December 2010, we committed to a plan and completed the sale of our Argentine operations, pursuant to stock purchase agreements, dated December 16, 2010 and December 29, 2010. We have reflected the operating results related to the Argentine operations as discontinued operations in the Consolidated Statements of Operations for all periods presented. See Note 3, Discontinued Operations, of “Notes to Consolidated Financial Statements” for additional information on the sale of the Argentine operations.
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as our proxy statements and other materials which are filed with, or furnished to, the Securities and Exchange Commission (“SEC”) are made available, free of charge, on or through our Internet website at www.sykes.com (click on “Investor Relations” and then “SEC Filings” under the heading “Financial Information”) as soon as reasonably practicable after they are filed with, or furnished to, the SEC.
Industry Overview
We believe that growth for outsourced customer contact management solutions and services will be fueled by the trend of global Fortune 1000 companies and medium-sized businesses turning to outsourcers to provide high-quality, cost-effective, value-added customer contact management solutions. Businesses continue to move toward integrated solutions that consist of a combination of support from our onshore markets in the United States, Canada, Africa and Europe and offshore markets in the Asia Pacific Rim and Latin America.

In today’s ever-changing marketplace, companies require innovative customer contact management solutions that allow them to enhance the end user’s experience with their products and services, strengthen and enhance their company brands, maximize the lifetime value of their customers, efficiently and effectively deliver human interaction when customers value it most, and deploy best-in-class customer management strategies, processes and technologies.
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
To address these needs, we offer global customer contact management solutions that focus on proactively identifying and solving our clients’ business challenges. We provide consistent high-value support for our clients’ customers across the globe in a multitude of languages, leveraging our dynamic, secure communications infrastructure and our global footprint that reaches across 24 countries. This global footprint includes established operations in both onshore and offshore geographic markets where companies have access to high-quality customer contact management solutions at lower costs compared to other markets.
Business Strategy
Our goal is to proactively provide enhanced and value-added customer contact management solutions and services, acting as a partner in our client’s business. We anticipate trends and deliver new ways of growing our clients’ customer satisfaction and retention rates, and thus profit, through timely, insightful and proven solutions.
Our business strategy encompasses building long-term client relationships, capitalizing on our expert worldwide response team, leveraging our depth of relevant experience and expanding both organically and through acquisitions. The principles of this strategy include the following:
Build Long-Term Client Relationships Through Operational Excellence. We believe that providing high-value, high-quality service is critical in our clients’ decisions to outsource and in building long-term relationships with our clients. To ensure service excellence and consistency across each of our centers globally, we leverage a portfolio of techniques including SYKES Science of Service®. This standard is a compilation of more than 30 years of experience and best practices. Every customer contact management center strives to meet or exceed the standard, which addresses leadership, hiring and training, performance management down to the agent level, forecasting and scheduling, and the client relationship including continuous improvement, disaster recovery plans and feedback.
Capitalize on Our Worldwide Response Team. Companies are demanding a customer contact management solution that is global in nature — one of our key strengths. In addition to our network of customer contact management centers throughout North America and Europe, we continue to develop our global delivery model with operations in the Philippines, The Peoples Republic of China, Costa Rica, El Salvador, Egypt, Romania, Norway and Brazil, offering our clients a secure, high-quality solution tailored to the needs of their diverse and global markets. With the acquisition of ICT, we expanded our global delivery model with operations in Mexico, India and Australia.
Maintain a Competitive Advantage Through Technology Solutions. For more than 30 years, we have been an innovative pioneer in delivering customer contact management solutions. We seek to maintain a competitive advantage and differentiation by utilizing technology to consistently deliver innovative service solutions, ultimately enhancing the client’s relationship with its customers and generating revenue growth. This includes knowledge solutions for agents and end customers, automatic call distributors, interactive voice response systems, intelligent call routing and workforce management capabilities based on agent skill and availability, call tracking software, quality management systems and computer-telephony integration (“CTI”). CTI enables our customer contact management centers to serve as transparent extensions for our clients, receive telephone calls and data directly from our clients’ systems, and report detailed information concerning the status and results of our services on a daily basis.

Through strategic technology relationships, we are able to provide fully integrated communication services encompassing e-mail, chat, text messaging and Internet self-service platforms. In addition, we utilize Global Direct, our customer relationship management (“CRM”)/e-commerce application for our European fulfillment operations. Global Direct establishes a platform whereby our clients can manage all customer profile and contact information from every communication channel, making it a viable customer-facing infrastructure solution to support their CRM initiatives.
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
On February 2, 2010, we completed the ICT acquisition. The strategic rationale behind the acquisition was as follows:
•	Expanded Client Portfolio. We doubled the number of new clients in the financial services and communication verticals, thus deepening our expertise within those verticals.

•
Accelerated Entry into New Verticals. ICT has clients in the healthcare vertical in the United States (“U.S.”), along with clients in the utilities vertical, which are new to us. Accordingly, the ICT acquisition provided an entry into those verticals on an accelerated basis.

•	Extended Delivery Footprint. The ICT acquisition extends our geographic footprint into India, Mexico and Australia, providing us with additional delivery capabilities for our existing clients.

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

•	Revenue Scale. The increase in revenues resulting from the ICT acquisition allows us to pursue client acquisition opportunities that are larger and more complex in scope.

•	Reduced Client Concentration. The addition of new clients in new verticals to our existing client portfolio further reduces our client concentration, thereby further mitigating our risk profile.

•
ICT Acquisition Consideration Mix. The terms of the ICT acquisition providing for each of ICT’s 16.364 million outstanding shares of common stock to be converted into $7.69 in cash and 0.3423 of a share of SYKES stock allowed us to achieve the benefits of the ICT acquisition without depleting our cash reserves, thereby maintaining a strong balance sheet.

•
Realization of Synergies. In 2010, we realized synergies of approximately $28 million as a result of the ICT acquisition. These synergies were realized primarily through the elimination of duplicative general and administrative expenses, operational synergies and implementation of our lower cost structure.

Our organic growth strategy is to target markets, clients, verticals, delivery geographies and service mix that will expand our addressable market opportunity, and thus drive our organic growth. Entry into Brazil, Romania, Egypt and El Salvador are examples of how we leveraged these new delivery geographies to further penetrate our base of both existing and new clients, verticals and service mix in order to drive organic growth.
Growth Strategy
Applying the key principles of our business strategy, we execute our growth strategy by focusing on the following levers.
Maximizing Capacity Utilization Rates and Strategically Adding Seat Capacity. The key driver of our revenues is increasing the capacity utilization rate in conjunction with seat capacity additions. With the acquisition of ICT and our organic expansion, net of the sale of our Argentine operations, our seats increased to 42,700 from 32,700 in 2010. We plan to sustain our focus on increasing the capacity utilization rate by further penetrating existing clients, adding new clients and rationalizing seat capacity as deemed necessary.
Broadening Global Delivery Footprint. Just as increased capacity utilization rates and increased seat capacity are key drivers of our revenues, where we deploy the seat capacity geographically is also important. By broadening and continuously strengthening our global delivery footprint, we are able to meet both our existing and new clients’ customer contact management needs globally as they enter new markets. As a result of the ICT acquisition and our organic expansion, net of the sale of our Argentine operations, our footprint increased to 24 countries from 20 countries in 2010.
Increasing Share of Seats Within Existing Clients and Winning New Clients. We provide customer contact management support to over 100 multinational companies. With this client list, we have the opportunity to grow our client base. We strive to achieve this by winning a greater share of our clients’ in-house seats as well as gain share from our competitors by providing consistently high-quality service. In addition, as we further leverage our knowledge of verticals and business lines, we plan to win new clients as a way to broaden our base of growth.
Diversifying Verticals and Expanding Service Lines. To mitigate the impact of economic and product cycles on our growth rate, we continue to seek ways to diversify into verticals and service lines that have countercyclical features and healthy growth rates.  We are targeting the following verticals for growth:  communications, financial services, technology/consumer, healthcare and transportation and leisure.  These verticals cover various business lines, including wireless services, broadband, retail banking, credit card/consumer fraud protection, content moderation, telemedicine and travel portals. The ICT acquisition expanded our presence in the utilities vertical, in addition to our target verticals.
Creating Value-Added Service Enhancements. To improve both revenue and margin expansion, we will continue to introduce new service offerings and add-on enhancements.  Bilingual customer support and back office services are examples of horizontal service offerings, while data analytics and process improvement products are examples of add-on enhancements.
Continuing to Focus on Expanding the Addressable Market Opportunities. As part of our growth strategy, we continually seek to expand the number of markets we serve. The United States, Canada and Germany, for instance, are markets, which are served by either in-country or from offshore regions, or a combination thereof. We continually seek ways to broaden the addressable market for our customer contact management services. We expanded our market presence to 18 from 17 in 2010 with the addition of Australia through the ICT acquisition and Norway, offset by the sale of our Argentine operations.
Services
We specialize in providing inbound outsourced customer contact management solutions in the BPO arena on a global basis. Our customer contact management services are provided through two operating segments — the Americas and EMEA. The Americas region, representing 81% of consolidated revenues in 2010, includes the United States, Canada, Latin America, India and the Asia Pacific Rim. The sites within Latin America, India and the Asia Pacific Rim are included in the Americas region as they provide a significant service delivery vehicle for U.S. based companies that are utilizing our customer contact management solutions in these locations to support their customer care needs. The EMEA region, representing 19% of consolidated revenues in 2010, includes Europe, the Middle East and Africa. See Note 26, Segments and Geographic Information, of “Notes to Consolidated Financial Statements” for further information on our segments. The following is a description of our customer contact management solutions:

Outsourced Customer Contact Management Services. Our outsourced customer contact management services represented approximately 98% of total 2010 consolidated revenues. Each year we handle over 250 million customer contacts including phone, e-mail, Internet, text messaging and chat throughout the Americas and EMEA regions. We provide these services utilizing our advanced technology infrastructure, human resource management skills and industry experience. These services include:
▪
Customer care — Customer care contacts primarily include product information requests, describing product features, activating customer accounts, resolving complaints, cross-selling/up-selling, handling billing inquiries, changing addresses, claims handling, ordering/reservations, prequalification and warranty management, providing health information and roadside assistance;

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
Operations
Customer Contact Management Centers. At the end of 2010, we operated across 24 countries in 83 customer contact management centers, which breakdown as follows: 23 centers across Europe, Egypt and South Africa, 27 centers in the United States, 10 centers in Canada, 3 centers in Australia and 20 centers offshore, including The Peoples Republic of China, the Philippines, Costa Rica, El Salvador, India, Mexico and Brazil.
In an effort to stay ahead of industry off-shoring trends, we opened our first offshore customer contact management centers in the Philippines and Costa Rica over ten years ago. Since then, we have expanded into centers in The People’s Republic of China, El Salvador, Egypt, India, Mexico and Brazil.
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
Our sophisticated data warehouse captures and downloads customer contact information for reporting on a daily, real-time and historical basis. This data provides our clients with direct visibility into the services that we are providing for them. The data warehouse supplies information for our performance management systems such as our agent scorecarding application, which provides management with the information required for effective management of our operations.
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
Quality Assurance
We believe that providing consistent high-quality service is critical in our clients’ decision to outsource and in building long-term relationships with our clients. It is also our belief and commitment that quality is the responsibility of each individual at every level of the organization. To ensure service excellence and continuity across our organization, we have developed an integrated Quality Assurance program consisting of three major components:
▪	The certification of client accounts and customer contact management centers to the SYKES Science of Service® and Site of Excellence programs;
▪	The application of continuous improvement through application of our Data Analytics and Six Sigma techniques; and
▪	The application of process audits to all work procedures.
The SYKES Science of Service® is a standard that was developed based on our more than 30 years of experience, and best practices from industry standards such as the Malcolm Baldrige National Quality Award and Customer Operations Performance Center. It specifies the requirements that must be met in each of our customer contact management centers including measured performance against our standard operating procedures. It has a well-defined auditing process that ensures compliance with the SYKES’ standards. Our focus is on quality, predictability and consistency over time, not just point in time certification.
The application of continuous improvement is based upon the five-step Six Sigma cycle, which we have fine-tuned to apply specifically to our service industry. All managers are responsible for continuous improvement in their operations.
Process audits are used to verify that processes and procedures are consistently executed as required by established documentation. Process audits are applicable to services being provided for the client and internal procedures.
Sales and Marketing
Our sales and marketing objective is to leverage our expertise and global presence to develop long-term relationships with existing and future clients. Our customer contact management solutions have been developed to help our clients acquire, retain and increase the value of their customer relationships. Our plans for increasing our visibility include market-focused advertising, consultative personal visits, participation in market-specific trade shows and seminars, speaking engagements, articles and white papers, and our website.
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
Clients
In 2010, we provided service to clients from our locations in the United States, Canada, Latin America, Europe, the Philippines, The Peoples Republic of China, India and Africa. These clients are Fortune 1000 corporations, medium-sized businesses and public institutions, which span the communications, financial services, technology/consumer, transportation and leisure, healthcare and other industries. Revenue by vertical market for 2010, as a percentage of our consolidated revenues, was 33% for communications, 25% for financial services, 21% for technology/consumer, 7% for transportation and leisure, 7% for healthcare, and 7% for all other vertical markets, including government, retail and utilities. We believe our globally recognized client base presents opportunities for further cross marketing of our services.
Total consolidated revenues included $154.1 million, or 13.3%, of consolidated revenues for 2010 from AT&T Corporation, a major provider of communication services for which we provide various customer support services, compared to $111.3 million, or 13.7% for 2009. This included $147.6 million in revenues from the Americas and $6.5 million in revenues from EMEA for 2010 and $102.1 million in revenues from the Americas and $9.2 million in revenues from EMEA for 2009. Our top ten clients accounted for approximately 41% of our consolidated revenues in 2010, a decrease from 48% in 2009. Our broader base of clients in 2010, primarily due to the ICT acquisition, resulted in a reduction in client concentration; therefore, a lower percentage of consolidated revenues originated from our top ten clients. The loss of (or the failure to retain a significant amount of business with) any of our key clients could have a material adverse effect on our performance. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of our services under our contracts without penalty.
Competition
The industry in which we operate is global and, therefore, highly fragmented and extremely competitive. While many companies provide customer contact management solutions and services, we believe no one company is dominant in the industry.
In most cases, our principal competition stems from our existing and potential clients’ in-house customer contact management operations. When it is not the in-house operations of a client, our public and private direct competition includes TeleTech, Sitel, APAC Customer Services, Convergys, West Corporation, Stream, Aegis BPO, Sutherland, 24/7 Customer, vCustomer, StarTek, Atento, Teleperformance, and NCO Group as well as the customer care arm of such companies as Accenture, Wipro, Infosys and IBM. There are other numerous and varied providers of such services, including firms specializing in various CRM consulting, other customer management solutions providers, niche or large market companies, as well as product distribution companies that provide fulfillment services. Some of these companies possess substantially greater resources, greater name recognition and a more established customer base than we do.
We believe that the most significant competitive factors in the sale of outsourced customer contact management services include service quality, tailored value-added service offerings, industry experience, advanced technological capabilities, global coverage, reliability, scalability, security, price and financial strength. As a result of intense competition, outsourced customer contact management solutions and services frequently are subject to pricing pressure. Clients also require outsourcers to be able to provide services in multiple locations. Competition for contracts for many of our services takes the form of competitive bidding in response to requests for proposal.
Intellectual Property
We own and/or have applied to register numerous trademarks and service marks in the United States and/or in many additional countries throughout the world. Our registered trademarks and service marks include SYKES®, REAL PEOPLE. REAL SOLUTIONS®, SCIENCE OF SERVICE®, CLEARCALL®, I AM SYKES. HOW FAR WILL

YOU LET ME TAKE YOU? ®, and ICT®. The duration of trademark registrations varies from country to country, but may generally be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.
Employees
As of January 31, 2011, we had approximately 43,400 employees worldwide, including 40,400 customer contact agents handling technical and customer support inquiries at our centers, 2,800 in management, administration, information technology, finance, sales and marketing roles, 100 in enterprise support services, and 100 in fulfillment services.
We have never suffered a material interruption of business as a result of a labor dispute. Due to laws in their respective countries, Brazil and Spain require that wages are collectively bargained for certain non-management employees. The negotiations are conducted irrespective of the individual employee’s member status relative to the union. In the two countries, approximately 1,600 employees are governed by laws whereby their wages are determined by collective bargaining: 200 in Brazil and 1,400 in Spain. We consider our relations with our employees worldwide to be satisfactory.
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
Executive Officers
The following table provides the names and ages of our executive officers, and the positions and offices currently held by each of them:

Name	Age	Principal Position
Charles E. Sykes	48	President and Chief Executive Officer and Director
W. Michael Kipphut	57	Executive Vice President and Chief Financial Officer
James C. Hobby	60	Executive Vice President, Global Operations
Jenna R. Nelson	47	Executive Vice President, Global Human Resources
Daniel L. Hernandez	44	Executive Vice President, Global Strategy
David L. Pearson	52	Executive Vice President and Chief Information Officer
Lawrence R. Zingale	55	Executive Vice President, Global Sales and Client Management
James T. Holder	52	Executive Vice President, General Counsel and Corporate Secretary
William N. Rocktoff	48	Global Vice President and Corporate Controller
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
W. Michael Kipphut, C.P.A., joined SYKES in March 2000 as Vice President and Chief Financial Officer and was named Senior Vice President and Chief Financial Officer in June 2001. In May 2010, he was named Executive Vice President and Chief Financial Officer. From September 1998 to February 2000, Mr. Kipphut held the position of Vice President and Chief Financial Officer for USA Floral Products, Inc., a publicly-held, worldwide, perishable products distributor. From September 1994 until September 1998, Mr. Kipphut held the position of Vice President and Treasurer for Spalding & Evenflo Companies, Inc., a global manufacturer of consumer products. Previously, Mr. Kipphut held various financial positions, including Vice President and Treasurer, in his 17 years at Tyler Corporation, a publicly-held, diversified holding company.
James C. Hobby joined SYKES in August 2003 as Senior Vice President, the Americas, overseeing the daily operations, administration and development of SYKES’ customer care and enterprise support operations throughout

North America, Latin America, the Asia Pacific Rim and India, and was named Senior Vice President, Global Operations, in January 2005. In May 2010, he was named Executive Vice President, Global Operations. Prior to joining SYKES, Mr. Hobby held several positions at Gateway, Inc., most recently serving as President of Consumer Customer Care since August 1999. From January 1999 to August 1999, Mr. Hobby served as Vice President of European Customer Care for Gateway, Inc. From January 1996 to January 1999, Mr. Hobby served as the Vice President of European Customer Service Centers at American Express. Prior to January 1996, Mr. Hobby held various senior management positions in customer care at FedEx Corporation since 1983, mostly recently serving as Managing Director, European Customer Service Operations.
Jenna R. Nelson joined SYKES in August 1993 and was named Senior Vice President, Human Resources, in July 2001. In May 2010, she was named Executive Vice President, Global Human Resources. From January 2001 until July 2001, Ms. Nelson held the position of Vice President, Human Resources. In August 1998, Ms. Nelson was appointed Vice President, Human Resources, and held the position of Director, Human Resources and Administration, from August 1996 to July 1998. From August 1993 until July 1996, Ms. Nelson served in various management positions within SYKES, including Director of Administration.
Daniel L. Hernandez joined SYKES in October 2003 as Senior Vice President, Global Strategy overseeing marketing, public relations, operational strategy and corporate development efforts worldwide. In May 2010, he was named Executive Vice President, Global Strategy. Prior to joining SYKES, Mr. Hernandez served as President and Chief Executive Officer of SBC Internet Services, a division of SBC Communications Inc., since March 2000. From February 1998 to March 2000, Mr. Hernandez held the position of Vice President/General Manager, Internet and System Operations, at Ameritech Interactive Media Services. Prior to February 1998, Mr. Hernandez held various management positions at US West Communications since joining the telecommunications provider in 1990.
David L. Pearson joined SYKES in February 1997 as Vice President, Engineering, and was named Vice President, Technology Systems Management, in 2000 and Senior Vice President and Chief Information Officer in August 2004. In May 2010, he was named Executive Vice President and Chief Information Officer. Prior to SYKES, Mr. Pearson held various engineering and technical management roles over a fifteen year period, including eight years at Compaq Computer Corporation and five years at Texas Instruments.
Lawrence R. Zingale joined SYKES in January 2006 as Senior Vice President, Global Sales and Client Management. In May 2010, he was named Executive Vice President, Global Sales and Client Management. Prior to joining SYKES, Mr. Zingale served as Executive Vice President and Chief Operating Officer of StarTek, Inc. since 2002. From December 1999 until November 2001, Mr. Zingale served as President of the Americas at Stonehenge Telecom, Inc. From May 1997 until November 1999, Mr. Zingale served as President and Chief Operating Officer of International Community Marketing. From February 1980 until May 1997, Mr. Zingale held various senior level positions at AT&T.
James T. Holder, J.D., C.P.A joined SYKES in December 2000 as General Counsel and was named Corporate Secretary in January 2001, Vice President in January 2004 and Senior Vice President in December 2006. In May 2010, he was named Executive Vice President. From November 1999 until November 2000, Mr. Holder served in a consulting capacity as Special Counsel to Checkers Drive-In Restaurants, Inc., a publicly held restaurant operator and franchisor. From November 1993 until November 1999, Mr. Holder served in various capacities at Checkers including Corporate Secretary, Chief Financial Officer and Senior Vice President and General Counsel.
William N. Rocktoff, C.P.A., joined SYKES in August 1997 as Corporate Controller and was named Treasurer and Corporate Controller in December 1999 and Vice President and Corporate Controller in March 2002. In January 2011, he was named Global Vice President and Corporate Controller. From November 1989 to August 1997, Mr. Rocktoff held various financial positions, including Corporate Controller, at Kimmins Corporation, a publicly-held contracting company.
Item 1A. Risk Factors
Factors Influencing Future Results and Accuracy of Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, and projections about us, our beliefs, and assumptions made by us. In addition, we may make other written or oral statements, which constitute forward-looking statements, from time to time. Words such as “may,” “expects,”

“projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from what is expressed or forecasted in such forward-looking statements, and undue reliance should not be placed on such statements. All forward-looking statements are made as of the date hereof, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Risks Related to Our Business and Industry
Unfavorable general economic conditions could negatively impact our operating results and financial condition.
Unfavorable general economic conditions could negatively affect our business. While it is often difficult to predict the impact of general economic conditions on our business, these conditions could adversely affect the demand for some of our client’s products and services and, in turn, could cause a decline in the demand for our services. Also, our clients may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase. In addition, we may not be able to renew our revolving credit facility at terms that are as favorable as those terms available under our current credit facility. Also, the group of lenders under our credit facility may not be able to fulfill their funding obligations, which could adversely impact our liquidity. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our revenues, operating results and financial condition, as well as our ability to access debt under comparable terms and conditions.
Our business is dependent on key clients, and the loss of a key client could adversely affect our business and results of operations.
We derive a substantial portion of our revenues from a few key clients. Our top ten clients accounted for approximately 41% of our consolidated revenues in 2010. The loss of (or the failure to retain a significant amount of business with) any of our key clients could have a material adverse effect on our business, financial condition and results of operations. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short-term notice. Also, clients may unilaterally reduce their use of our services under these contracts without penalty. Thus, our contracts with our clients do not ensure that we will generate a minimum level of revenues.
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
Many of our large clients purchase outsourced customer contact management services from multiple preferred vendors. We have experienced and continue to anticipate significant pricing pressure from these clients in order to remain a preferred vendor. These companies also require vendors to be able to provide services in multiple locations. Although we believe we can effectively meet our clients’ demands, there can be no assurance that we will be able to compete effectively with other outsourced customer contact management services companies on price. We believe that the most significant competitive factors in the sale of our core services include the standard requirements of service quality, tailored value-added service offerings, industry experience, advanced technological capabilities, global coverage, reliability, scalability, security, price and financial strength.
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
Our operations are dependent upon our ability to protect our customer contact management centers and our information databases against damage that may be caused by fire, earthquakes, severe weather and other disasters, power failure, telecommunications failures, unauthorized intrusion, computer viruses and other emergencies. The temporary or permanent loss of such systems could have a material adverse effect on our business, financial condition and results of operations. Notwithstanding precautions taken to protect us and our clients from events that could interrupt delivery of services, there can be no assurance that a fire, natural disaster, human error, equipment malfunction or inadequacy, or other event would not result in a prolonged interruption in our ability to provide services to our clients. Such an event could have a material adverse effect on our business, financial condition and results of operations.
Our operating results will be adversely affected if we are unable to maximize our facility capacity utilization.
Our profitability is significantly influenced by our ability to effectively manage our contact center capacity utilization. The majority of our business involves technical support and customer care services initiated by our clients’ customers, and as a result, our capacity utilization varies and demands on our capacity are, to some degree, beyond our control. In order to create the additional capacity necessary to accommodate new or expanded outsourcing projects, we may need to open new contact centers. The opening or expansion of a contact center may result, at least in the short term, in idle capacity until we fully implement the new or expanded program. Additionally, the occasional need to open customer contact centers fully, or primarily, dedicated to a single client, instead of spreading the work among existing facilities with idle capacity, negatively affects capacity utilization. We periodically assess the expected long-term capacity utilization of our contact centers. As a result, we may, if deemed necessary, consolidate, close or partially close under-performing contact centers to maintain or improve targeted utilization and margins. There can be no guarantee that we will be able to achieve or maintain optimal utilization of our contact center capacity.
As part of our effort to consolidate our facilities, we may seek to sell or sublease a portion of our surplus contact center space, if any, and recover certain costs associated with it. Failure to sell or sublease such surplus space will negatively impact results of operations.
Increases in the cost of telephone and data services or significant interruptions in such services could adversely affect our business.
Our business is significantly dependent on telephone and data service provided by various local and long distance telephone companies. Accordingly, any disruption of these services could adversely affect our business. We have taken steps to mitigate our exposure to service disruptions by investing in redundant circuits, although there is no assurance that the redundant circuits would not also suffer disruption. Any inability to obtain telephone or data services at favorable rates could negatively affect our business results. Where possible, we have entered into long-term contracts with various providers to mitigate short term rate increases and fluctuations. There is no obligation, however, for the vendors to renew their contracts with us, or to offer the same or lower rates in the future, and such contracts are subject to termination or modification for various reasons outside of our control. A significant increase in the cost of telephone services that is not recoverable through an increase in the price of our services could adversely affect our business.

Our profitability may be adversely affected if we are unable to maintain and find new locations for customer contact centers in countries with stable wage rates.
Our business is labor-intensive and therefore wages, employee benefits and employment taxes constitute the largest component of our operating expenses. As a result, expansion of our business is dependent upon our ability to find cost-effective locations in which to operate, both domestically and internationally. Some of our customer contact centers are located in countries that have experienced inflation and rising standards of living, which requires us to increase employee wages. In addition, collective bargaining is being utilized in an increasing number of countries in which we currently, or may in the future, desire to operate. Collective bargaining may result in material wage and benefit increases. If wage rates and benefits increase significantly in a country where we deliver offshore services, we may not be able to pass those increased labor costs on to our clients, requiring us to search for other cost effective delivery locations. There is no assurance that we will be able to find such cost-effective locations, and even if we do, the costs of closing delivery locations and opening new customer contact centers can adversely affect our financial results.
Risks Related to Our International Operations
Our international operations and expansion involve various risks.
We intend to continue to pursue growth opportunities in markets outside the United States. At December 31, 2010, our international operations in EMEA, India and the Asia Pacific Rim were conducted from 39 customer contact management centers located in Sweden, the Netherlands, Finland, Germany, Egypt, South Africa, Scotland, Ireland, Denmark, Norway, Hungary, Romania, Slovakia, Spain, India, The Peoples Republic of China, Australia and the Philippines. Revenues from these international operations for the years ended December 31, 2010, 2009, and 2008, were 44%, 55%, and 60% of consolidated revenues, respectively. We also conduct business from 17 customer contact management centers located in Canada, Costa Rica, El Salvador, Mexico and Brazil. International operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, tariffs and taxes, import/export license requirements, the imposition of trade barriers, difficulties in staffing and managing international operations, political uncertainties, longer payment cycles, possible greater difficulties in accounts receivable collection, economic instability as well as political and country-specific risks.
Additionally, we have been granted tax holidays in the Philippines, Costa Rica, El Salvador and India which expire at varying dates from 2011 through 2018. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will renew them. This could potentially result in adverse tax consequences. Any one or more of these factors could have an adverse effect on our international operations and, consequently, on our business, financial condition and results of operations.
As of December 31, 2010, we had cash balances of approximately $173.9 million (excluding restricted cash of $0.5 million) held in international operations, some of which would be subject to additional taxes if repatriated to the United States.
The U.S. Department of the Treasury released the “General Explanations of the Administration’s Fiscal Year 2012 Revenue Proposals” in February 2011. These proposals represent a significant shift in international tax policy, which may materially impact U.S. taxation of international earnings. We continue to monitor these proposals and are currently evaluating their potential impact on our financial condition, results of operations, and cash flows. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable.
We conduct business in various foreign currencies and are therefore exposed to market risk from changes in foreign currency exchange rates and interest rates, which could impact our results of operations and financial condition. We are also subject to certain exposures arising from the translation and consolidation of the financial results of our foreign subsidiaries. We have, from time to time, taken limited actions, such as using foreign currency forward contracts, to attempt to mitigate our currency exchange exposure. However, there can be no assurance that we will take any actions to mitigate such exposure in the future, and if taken, that such actions will be successful or that future changes in currency exchange rates will not have a material adverse impact on our future operating results. A significant change in the value of the U.S. Dollar against the currency of one or more countries where we operate may have a material adverse effect on our financial condition and results of operations.

The fundamental shift in our industry toward global service delivery markets presents various risks to our business.
Clients continue to require blended delivery models using a combination of onshore and offshore support. Our offshore delivery locations include The Peoples Republic of China, Australia, the Philippines, India, Mexico, Costa Rica, El Salvador and Brazil, and while we have operated in global delivery markets since 1996, there can be no assurance that we will be able to successfully conduct and expand such operations, and a failure to do so could have a material adverse effect on our business, financial condition, and results of operations. The success of our offshore operations will be subject to numerous contingencies, some of which are beyond our control, including general and regional economic conditions, prices for our services, competition, changes in regulation and other risks. In addition, as with all of our operations outside of the United States, we are subject to various additional political, economic and market uncertainties (see “Our international operations and expansion involve various risks”). Additionally, a change in the political environment in the United States or the adoption and enforcement of legislation and regulations curbing the use of offshore customer contact management solutions and services could effectively have a material adverse effect on our business, financial condition and results of operations.
Our global operations expose us to numerous legal and regulatory requirements.
We provide services to our clients’ customers in 24 countries around the world. Accordingly, we are subject to numerous legal regimes on matters such as taxation, government sanctions, content requirements, licensing, tariffs, government affairs, data privacy and immigration as well as internal and disclosure control obligations. In the U.S., as well as several of the other countries in which we operate, some of our services must comply with various laws and regulations regarding the method and timing of placing outbound telephone calls. Violations of these various laws and regulations could result in liability for monetary damages, fines and/or criminal prosecution and unfavorable publicity. Changes in U.S. federal, state and international laws and regulations, specifically those relating to the outsourcing of jobs to foreign countries, may adversely affect our ability to perform our services at our overseas facilities or could result in additional taxes on such services, thereby threatening our ability to continue to serve certain markets at offshore locations.
Risks Related to Our Employees
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
Health epidemics could disrupt our business and adversely affect our financial results.
Our customer contact centers typically seat hundreds of employees in one location. Accordingly, an outbreak of a contagious infection in one or more of the markets in which we do business may result in significant worker absenteeism, lower asset utilization rates, voluntary or mandatory closure of our offices and delivery centers, travel restrictions on our employees, and other disruptions to our business. Any prolonged or widespread health epidemic could severely disrupt our business operations and have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Growth Strategy
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
We may not succeed in our continued efforts to fully integrate the operations of ICT into our own, which may adversely affect the value of our common stock.
It is possible that the integration of the operations of ICT into our own could result in the disruption of ongoing businesses or identify inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers, distributors, creditors and lessors, or to achieve the full level of anticipated benefits of the acquisition.
Specifically, issues addressed in completing the integration of the operations of ICT into our own operations in order to realize the anticipated benefits of the acquisition include, among other things:
▪	integrating our information technology systems with those of ICT;
▪	conforming standards, controls, procedures and policies, business cultures and compensation structures between the companies;
▪	consolidating corporate and administrative infrastructures;
▪	retaining existing customers and attracting new customers;
▪	identifying and eliminating redundant and underperforming operations and assets;
▪	coordinating geographically dispersed organizations;
▪	managing tax costs or inefficiencies associated with integrating the operations of the combined company; and
▪	making any necessary modifications to operating control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.
Integration efforts between the two companies at times may divert management attention and resources. An inability to realize the full extent of, or any of, the anticipated benefits of the acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of the shares of our common stock.
In addition, the actual integration may result in additional and unforeseen expenses, and the full amount of anticipated benefits of the integration plan may not be realized. If we are not able to adequately address these challenges, we may be unable to fully integrate ICT’s operations into our own, or to realize the full amount of anticipated benefits of the integration of the two companies.
We may incur significant cash and non-cash costs in connection with the continued rationalization of assets resulting from the ICT acquisition.
We may incur a number of non-recurring cash and non-cash costs associated with the continued rationalization of assets resulting from the ICT acquisition relating to the closing of facilities and disposition of assets.
The ICT acquisition resulted in substantial goodwill. If the goodwill becomes impaired, then our profits would be significantly reduced or eliminated and shareholders’ equity would be reduced.
We recorded $97.8 million in goodwill as a result of the ICT acquisition. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill. If the carrying value of goodwill exceeds its estimated fair value, impairment is deemed to have occurred and the carrying value of goodwill is written down to fair value. This would result in a charge to the combined company’s operating earnings.
Risks Related to Our Common Stock
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
Failure to adhere to laws, rules and regulations applicable to public companies operating in the U.S. may have an adverse effect on our stock price.
Because we are a publicly traded company, we are subject to certain evolving and expensive federal, state and other rules and regulations relating to, among other things, assessment and maintenance of internal controls and corporate governance. Section 404 of the Sarbanes-Oxley Act of 2002, together with rules and regulations issued by the Securities and Exchange Commission (“SEC”) require us to furnish, on an annual basis, a report by our management (included elsewhere in this Annual Report on Form 10-K) regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not our internal controls over financial reporting are effective. We must include a disclosure of any material weaknesses in our internal control over financial reporting identified by management during the annual assessment. We have in the past discovered, and may potentially in the future discover, areas of internal control over financial reporting which may require improvement. If at any time we are unable to assert that our internal controls over financial reporting are effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, our investors could lose confidence in the accuracy and/or completeness of our financial reports, which could have an adverse effect on our stock price.

Additionally, the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will subject us to significant additional executive compensation and corporate governance requirements and disclosures, some of which have yet to be implemented by the SEC. Compliance with their requirements may be costly and adversely affect our business. The Dodd-Frank Act also anticipates the enactment of regulations that may affect the ability of financial institutions to offer credit and hedging instruments without significant additional capital or other costs to them. This may make it more difficult for us to have access to foreign exchange hedging transactions on favorable terms, which may limit the predictability of cash flows from operations and result in increased operating expenses.
Item 1B. Unresolved Staff Comments
There are no material unresolved written comments that were received from the SEC staff 180 days or more before the year ended December 31, 2010 relating to our periodic or current reports filed under the Securities Exchange Act of 1934.

Item 2. Properties
Our principal executive offices are located in Tampa, Florida. This facility currently serves as the headquarters for senior management and the financial, information technology and administrative departments. We believe our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any physical expansion or any space required due to expiring leases not renewed. We operate from time to time in temporary facilities to accommodate growth before new customer contact management centers are available. During 2010, our customer contact management centers, taken as a whole, were utilized at average capacities of approximately 77% and were capable of supporting a higher level of market demand. The following table sets forth additional information concerning our facilities:

			Lease Expiration/
Properties	General Usage	Square Feet	Company Owned

AMERICAS LOCATIONS

Tampa, Florida	Corporate headquarters	67,645	June 2016
Nogales, Arizona	Customer contact management center	44,402	January 2015
Conway, Arkansas	Customer contact management center	14,785	March 2012
Fort Smith, Arkansas	Customer contact management center	40,622	April 2021
Malvern, Arkansas	Customer contact management center	32,287	May 2019
Morrilton, Arkansas	Customer contact management center	23,850	July 2011
Sterling, Colorado	Customer contact management center	34,000	Company owned
Lakeland, Florida	Customer contact management center	50,000	July 2014
Louisville, Kentucky	Customer contact management center	36,860	May 2012
Morganfield, Kentucky	Customer contact management center	42,000	Company owned
Perry County, Kentucky	Customer contact management center	42,000	Company owned
Wilton, Maine	Customer contact management center	30,000	October 2011
Amherst, New York	Customer contact management center	26,296	May 2013
Bismarck, North Dakota	Customer contact management center	42,000	Company owned
Minot, North Dakota	Customer contact management center (1)	42,000	Company owned
Ponca City, Oklahoma	Customer contact management center	42,000	Company owned
Milton-Freewater, Oregon	Customer contact management center	42,000	Company owned
Allentown, Pennsylvania	Customer contact management center	21,115	February 2013
Bloomburg, Pennsylvania	Customer contact management center	21,800	July 2014
Langhorn, Pennsylvania	Customer contact management center	21,641	March 2012
Langhorn, Pennsylvania	Customer contact management center	14,060	September 2012
Langhorn, Pennsylvania	Customer contact management center	1,396	June 2012
Lockhaven, Pennsylvania	Customer contact management center	23,610	August 2011
Newtown, Pennsylvania	Customer contact management center	102,000	February 2017
Bardstown, South Carolina	Customer contact management center	35,813	September 2019
Greenwood, South Carolina	Customer contact management center	25,000	December 2012
Greenwood, South Carolina	Customer contact management center	15,000	October 2011
Kingstree, South Carolina	Customer contact management center	35,000	March 2028
Sumter, South Carolina	Customer contact management center	25,000	April 2014
Sumter, South Carolina	Customer contact management center	10,993	September 2013
Sumter, South Carolina	Customer contact management center	2,141	April 2011
Buchanan County, Virginia	Customer contact management center	42,700	Company owned
Wise, Virginia	Customer contact management center	42,000	Company owned
Spokane, Washington	Customer contact management center	50,000	July 2013
Maitland, Australia	Customer contact management center	10,613	September 2012

(1)	Closed in May, 2009.

			Lease Expiration/
Properties	General Usage	Square Feet	Company Owned

AMERICAS LOCATIONS (continued)

Rhodes (Sydney), Australia	Customer contact management center	9,363	September 2012
Robina, Australia	Customer contact management center	4,757	February 2012
Curitiba, Brazil	Customer contact management center	25,658	July 2012
London, Ontario, Canada	Headquarters	50,000	Company owned
Bathurst, New Brunswick, Canada	Customer contact management center (2)	1,856	December 2012
Moncton, New Brunswick, Canada	Customer contact management center (2)	12,714	December 2011
North Bay, Ontario, Canada	Customer contact management center (2)	5,371	May 2012
Sudbury, Ontario, Canada	Customer contact management center (2)	3,514	December 2015
Toronto, Ontario, Canada	Customer contact management center (2)	14,600	June 2012
Cornerbrook, New Foundland Labrador, Canada	Customer contact management center	25,032	June 2011
Lindsay, Ontario, Canada	Customer contact management center	15,338	February 2012
Miramichi, New Brunswick, Canada	Customer contact management center	30,000	May 2012
Peterborough, Ontario, Canada	Customer contact management center	17,000	January 2016
Riverview, New Brunswick, Canada	Customer contact management center	49,017	June 2012
Sherebrook, Quebec, Canada	Customer contact management center	32,500	January 2012
St. John, New Brunswick, Canada	Customer contact management center	25,000	February 2015
St. John’s, New Foundland Labrador, Canada	Customer contact management center	49,000	August 2011
Sydney, Nova Scotia, Canada	Customer contact management center	27,200	February 2016
LaAurora, Heredia, Costa Rica	Customer contact management center	33,635	August 2011
LaAurora, Heredia, Costa Rica (three)	Customer contact management centers	131,912	September 2023
Moravia, San Jose, Costa Rica	Customer contact management center	38,480	July 2027
San Salvador, El Salvador	Customer contact management center	119,836	November 2024
Hyderabad, India	Customer contact management center	16,000	June 2014
Mexico City, Mexico	Customer contact management center	59,503	November 2014
Guangzhou, The Peoples Republic of China	Customer contact management center	12,970	March 2012
Shanghai, The Peoples Republic of China	Customer contact management center	70,474	February 2016
Cabanatuan, The Philippines	Customer contact management center	43,055	June 2011
Cebu City, The Philippines	Customer contact management center	149,402	December 2026
Makati City, The Philippines	Customer contact management center	68,610	March 2023
Makati City, The Philippines	Customer contact management center	68,268	September 2011
Mandaluyong, The Philippines	Customer contact management center	104,299	April 2012
Marikina City, The Philippines	Customer contact management center	74,525	March 2012
Marikina City, The Philippines	Customer contact management center	87,273	June 2012
Pasig City, The Philippines	Customer contact management center	127,449	November 2023
Pasig City, The Philippines	Customer contact management center	73,872	September 2012
Pasig City, The Philippines	Customer contact management center	1,917	August 2011
Quezon City, The Philippines	Customer contact management center	84,250	May 2024
Wilmington, Delaware	Office	4,344	January 2014
Chesterfield, Missouri	Office (3)	3,600	January 2016
Cary, North Carolina	Office (3)	1,200	March 2011
Arlington, Virginia	Office	200	March 2012
Ajax, Ontario, Canada	Office	200	April 2011
Calgary, Alberta, Canada	Office	7,782	July 2012
Halifax, Nova Scotia, Canada	Office	2,818	January 2013
Bangalore, India	Office	1,500	January 2014

(2)	Considered part of the Toronto, Ontario, Canada customer contact management center.

(3)	Enterprise support services location.

			Lease Expiration/
Properties	General Usage	Square Feet	Company Owned

EMEA LOCATIONS

Odense, Denmark	Customer contact management center	13,605	January 2016
Cairo, Egypt	Customer contact management center	27,935	January 2013
Uxbridge, England	Customer contact management center (4)	26,155	January 2012
Turku, Finland	Customer contact management center	12,507	February 2012
Berlin, Germany	Customer contact management center	60,278	February 2020
Bochum, Germany	Customer contact management center	41,334	December 2011
Pasewalk, Germany	Customer contact management center	46,069	February 2012
Wilhelmshaven, Germany	Customer contact management center	46,000	November 2011
Wilhelmshaven, Germany	Customer contact management center	14,300	August 2011
Budapest, Hungary	Customer contact management center	22,819	July 2023
Dublin, Ireland	Customer contact management center (4)	9,845	May 2024
Shannon, Ireland	Customer contact management center	66,000	March 2013
Bergen, Norway	Customer contact management center	8,654	August 2015
Bodo, Norway	Customer contact management center	3,203	February 2012
Cluj, Romania	Customer contact management center	32,055	April 2030
Edinburgh, Scotland	Customer contact management center/ Office/Headquarters	35,870	September 2019
Edinburgh, Scotland	Customer contact management center	8,998	February 2012
Kosice, Slovakia	Customer contact management center	40,028	December 2024
Johannesburg, South Africa	Customer contact management center	21,692	March 2025
La Coruña, Spain	Customer contact management center	10,314	December 2011
Lugo, Spain	Customer contact management center	21,441	June 2011
Ponferrada, Spain	Customer contact management center	16,146	December 2028
Ed, Sweden	Customer contact management center	44,060	September 2019
Sveg, Sweden	Customer contact management center	34,974	June 2012
Amsterdam, The Netherlands	Customer contact management center	33,088	September 2012
Galashiels, Scotland	Fulfillment center	126,700	Company owned
Rosersberg, Sweden	Fulfillment center and Sales office	43,056	February 2012
Frankfurt, Germany	Sales office	1,700	September 2011
Madrid, Spain	Office	127	February 2012

(4)	Closed in December, 2010.

Item 3. Legal Proceedings
From time to time, we are involved in legal actions arising in the ordinary course of business. With respect to these matters, we believe that we have adequate legal defenses and/or when possible and appropriate, have provided adequate accruals related to those matters such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.
We have previously disclosed three pending matters involving regulatory sanctions assessed against our Spanish subsidiary. All three matters relate to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. In connection with the appeal of one of these claims, we issued a bank guarantee, which is included as restricted cash of $0.4 million and $0.5 million in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets as of December 31, 2010 and 2009, respectively. Based upon the opinion of legal counsel regarding the likely outcome of these three matters, we accrued a liability in the amount of $1.3 million in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 450 “Contingencies” because we believed that a loss was probable and the amount of the loss could be reasonably estimated. In the quarter ended December 31, 2010, the Spanish Supreme Court ruled in our favor in one of the three subject claims. Accordingly, we have reversed the accrual in the amount of $0.5 million related to that particular claim. The accrued liability included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets was $0.8 million and $1.3 million as of December 31, 2010 and 2009, respectively. One of the other two claims has been finally decided against the Company on procedural grounds, and the final claim remains on appeal to the Spanish Supreme Court.
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

	High	Low
Year Ended December 31, 2010:
Fourth Quarter	$21.68	$13.49
Third Quarter	16.70	10.85
Second Quarter	23.46	14.21
First Quarter	26.26	22.59

Year Ended December 31, 2009:
Fourth Quarter	$26.91	$20.00
Third Quarter	22.17	17.50
Second Quarter	20.45	15.84
First Quarter	19.98	13.16
Holders of our common stock are entitled to receive dividends out of the funds legally available when and if declared by the Board of Directors. We have not declared or paid any cash dividends on our common stock in the past and do not anticipate paying any cash dividends in the foreseeable future.
As of February 28, 2011, there were 1,012 holders of record of the common stock. We estimate there were approximately 4,848 beneficial owners of our common stock.
Below is a summary of stock repurchases for the quarter ended December 31, 2010 (in thousands, except average price per share.) See Note 22, Earnings Per Share, of “Notes to Consolidated Financial Statements” for further information regarding our stock repurchase program.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased	of Shares That May
	Number of	Price	as Part of Publicly	Yet Be Purchased
	Shares	Paid Per	Announced Plans	Under Plans or
Period	Purchased(1)	Share	or Programs	Programs

October 1, 2010 - October 31, 2010	-	-	-	798
November 1, 2010 - November 30, 2010	-	-	-	798
December 1, 2010 - December 31, 2010	-	-	-	798

Total	-		-	798

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3.0 million with no expiration date.
Five-Year Stock Performance Graph
The following graph presents a comparison of the cumulative shareholder return on the common stock with the cumulative total return on the NASDAQ Computer and Data Processing Services Index, the NASDAQ Telecommunications Index, the Russell 2000 Index, the S&P Small Cap 600 and the SYKES Peer Group (as defined below). The SYKES Peer Group is comprised of publicly traded companies that derive a substantial portion of their revenues from call center, customer care business, have similar business models to SYKES, and are those most commonly compared to SYKES by industry analysts following SYKES. This graph assumes that $100 was invested on December 31, 2005 in SYKES common stock, the NASDAQ Computer and Data Processing Services Index, the NASDAQ Telecommunications Index, the Russell 2000 Index, the S&P Small Cap 600 and SYKES Peer Group, including reinvestment of dividends.

Comparison of Five-Year Cumulative Total Return

SYKES
NASDAQ Computer & Data Processing Services Stocks
NASDAQ Telecommunications Stocks
Russell 2000® Index
S&P Small Cap 600 Index
SYKES Peer Group
$250
$200
$150
$100
$50
$0

	2005	2006	2007	2008	2009	2010
SYKES	$100	$132	$135	$143	$191	$152
NASDAQ Computer & Data Processing Services Stocks	$100	$106	$129	$69	$118	$138
NASDAQ Telecommunications Stocks	$100	$128	$139	$80	$118	$123
Russell 2000® Index	$100	$117	$114	$74	$93	$116
S&P Small Cap 600 Index	$100	$114	$113	$77	$95	$119
SYKES Peer Group	$100	$136	$101	$43	$93	$94

SYKES Peer Group	Ticker Symbol

APAC Customer Service, Inc.	APAC
Convergys Corp.	CVG
StarTek, Inc.	SRT
TeleTech Holdings, Inc.	TTEC
There was a change to the SYKES Peer Group with respect to ICT in 2010. With the acquisition of ICT on February 2, 2010, by SYKES, the Peer Group excludes the share price performance of ICT for the past 5 years as ICT shares no longer trade on NASDAQ.
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

Item 6. Selected Financial Data
Selected Financial Data
The following selected financial data has been derived from our Consolidated Financial Statements. During the year ended December 31, 2010, we sold our Argentine operations; this transaction was accounted for in accordance with Accounting Standards Codification 205-20 “Discontinued Operations”. We have reclassified the selected financial data for all periods presented to reflect the operations of our Argentine operations as discontinued operations. See Note 3, Discontinued Operations, of “Notes to Consolidated Financial Statements” for more information.
The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and related notes thereto.

	Years Ended December 31,
(in thousands, except per share data)	2010	2009	2008	2007	2006
Income Statement Data: (1,3)
Revenues	$1,158,718	$813,574	$782,295	$683,189	$559,106
Income from continuing operations (2,4,6,7)	32,223	73,018	67,511	53,164	44,336
Income from continuing operations, net of taxes (2,4,5,6,7)	19,698	46,142	62,651	41,757	41,804
Income (loss) from discontinued operations, net of taxes (3)	(29,971)	(2,931)	(2,090)	(1,898)	519
Net income (loss)	(10,273)	43,211	60,561	39,859	42,323

Net Income (Loss) Per Common Share: (1,2,4,5,6,7)
Basic:
Continuing operations	$0.43	$1.13	$1.54	$1.03	$1.05
Discontinued operations (3)	(0.65)	(0.07)	(0.05)	(0.04)	0.01

Net income (loss) per common share	$(0.22)	$1.06	$1.49	$0.99	$1.06

Diluted:
Continuing operations	$0.43	$1.12	$1.53	$1.03	$1.04
Discontinued operations (3)	(0.65)	(0.07)	(0.05)	(0.05)	0.01

Net income (loss) per common share	$(0.22)	$1.05	$1.48	$0.98	$1.05

Weighted Average Shares: (1)
Basic	46,030	40,707	40,618	40,387	39,829
Diluted	46,133	41,026	40,961	40,699	40,219

Balance Sheet Data: (1,8)
Total assets	$794,600	$672,471	$529,542	$505,475	$415,573
Shareholders’ equity	583,195	450,674	384,030	365,321	291,473

(1)	The amounts for 2010 include the ICT acquisition completed on February 2, 2010.

(2)
The amounts for 2010 include $46.3 million in ICT acquisition-related costs, a $3.6 million impairment of goodwill, intangibles and long- lived assets, a $2.0 million net gain on insurance settlement and a $0.4 million recovery of regulatory penalties .

(3)
The 2010 loss from discontinued operations net of taxes, includes the Argentine operations, which were sold in December 2010. The amount for 2010 also includes the loss on sale of $29.9 million, or $23.5 million net of taxes.

(4)	The amounts for 2009 include $3.3 million in transaction costs related to the ICT acquisition and a $1.9 million impairment of goodwill and intangibles.

(5)
The amounts for 2009 include a $14.7 million charge to provision for income taxes related to our change of intent in the fourth quarter of 2009 regarding the permanent reinvestment of foreign subsidiaries’ accumulated and undistributed earnings and a $2.1 million impairment loss on our investment in SHPS.

(6)
The amounts for 2007 include a $1.3 million provision for regulatory penalties related to privacy claims associated with the alleged inappropriate acquisition of personal bank account information in one of our European subsidiaries.

(7)	The amounts for 2006 include a $13.9 million net gain on the sale of facilities and a $0.4 million impairment of long-lived assets.

(8)	SYKES has not declared cash dividends per common share for any of the five years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto that appear elsewhere in this Annual Report on Form 10-K. The following discussion and analysis compares the year ended December 31, 2010 (“2010”) to the year ended December 31, 2009 (“2009”), and 2009 to the year ended December 31, 2008 (“2008”).
The following discussion and analysis and other sections of this document contain forward-looking statements that involve risks and uncertainties. Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. Future events and actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis and in this Annual Report on Form 10-K for the year ended December 31, 2010 in Item 1.A., “Risk Factors.”
Overview
We provide an array of sophisticated customer contact management solutions to a wide range of clients including Fortune 1000 companies, medium-sized businesses, and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure, healthcare and other industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, India and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which include customer assistance, healthcare and roadside assistance, technical support and product sales to our client’s customers. These services, which represented 98% of consolidated revenues in 2010, are delivered through multiple communication channels encompassing phone, e-mail, Internet, text messaging and chat. We also provide various enterprise support services in the United States (“U.S.”) that include services for our client’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including multilingual sales order processing via the Internet and phone, payment processing, inventory control, product delivery, and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers throughout the United States, Canada, Europe, Latin America, Asia, India and Africa. With the acquisition of ICT and our organic growth, net of the sale of our Argentine operations, we added 34 customer contact management centers and increased our footprint by three countries, with the addition of Mexico, Australia and India, in 2010.
Revenues from these services is recognized as the services are performed, which is based on either a per minute, per hour, per call or per transaction basis, under a fully executed contractual agreement, and we record reductions to revenues for contractual penalties and holdbacks for a failure to meet specified minimum service levels and other performance based contingencies. Revenue recognition is limited to the amount that is not contingent upon delivery of any future product or service or meeting other specified performance conditions. Product sales, accounted for within our fulfillment services, are recognized upon shipment to the customer and satisfaction of all obligations.
Recognition of income associated with grants from local or state governments of land and the acquisition of property, buildings and equipment is deferred and recognized as a reduction of depreciation expense included within general and administrative costs over the corresponding useful lives of the related assets. Amounts received in excess of the cost of the building are allocated to equipment and, only after the grants are released from escrow, recognized as a reduction of depreciation expense over the weighted average useful life of the related equipment, which approximates five years. Deferred property and equipment grants, net of amortization, totaled $10.8 million and $11.0 million at December 31, 2010 and 2009, respectively, a decrease of $0.2 million.
Direct salaries and related costs include direct personnel compensation, severance, statutory and other benefits associated with such personnel and other direct costs associated with providing services to customers. General and administrative costs include administrative, sales and marketing, occupancy, depreciation and amortization, and other costs.
In 2010, we reversed an accrual related to the provision for regulatory penalties, which is related to one of three privacy claims associated with the alleged inappropriate acquisition of personal bank account information by our Spanish subsidiary, as a result of a favorable ruling by the Spanish Supreme Court. The remaining accrued liability is $0.8 million as of December 31, 2010.

The net gain on insurance settlement in 2010 includes the insurance proceeds received for storm damage to one of our customer contact management centers in the Philippines.
The impairment of goodwill and intangibles in 2010 is primarily related to customer relationships in the ICT-acquired United Kingdom operations. The impairment of goodwill and intangibles in 2009 is related to the March 2005 acquisition of Kelly, Luthmer & Associates Limited (“KLA”), our Employee Assistance and Occupational Health operations in Calgary, Alberta Canada.
The impairment of long-lived assets in the Americas segment in 2010, including the Philippines and the United States, is primarily related to leasehold improvements. The impairment of long-lived assets in the EMEA segment, including the United Kingdom and Ireland, is primarily related to leasehold improvements and equipment.
Interest income primarily relates to interest earned on cash and cash equivalents and foreign tax refunds. Interest expense primarily includes commitment fees charged on the unused portion of our revolving credit facility and interest on the outstanding $75 million Bermuda Credit Agreement beginning December 11, 2009 and the $75 million Term Loan beginning February 2, 2010 as more fully described in this Item 7, under “Liquidity and Capital Resources.”
Impairment (loss) on investment in SHPS represents the estimated fair value adjustment and subsequent liquidation of our noncontrolling interest in SHPS by converting our SHPS common stock into cash for $0.000001 per share.
Foreign currency transaction gains and losses generally result from exchange rate fluctuations on intercompany transactions and the revaluation of cash and other assets and liabilities that are settled in a currency other than functional currency.
Our effective tax rate for the periods presented includes the effects of our change of intent during the quarter ended December 31, 2009 regarding the permanent reinvestment of foreign subsidiaries’ accumulated and undistributed earnings (see Note 21, Income Taxes, of “Notes to Consolidated Financial Statements”), state income taxes, net of federal tax benefit, tax holidays, valuation allowance changes, foreign rate differentials, foreign withholding and other taxes, and other permanent differences.
Acquisition of ICT
On February 2, 2010, we completed the acquisition of ICT Group Inc. (“ICT”), a Pennsylvania corporation and a leading global provider of outsourced customer management and BPO solutions. We refer to such acquisition herein as the “ICT acquisition.”
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

The total aggregate purchase price of the transaction of $277.8 million was comprised of $141.1 million in cash and 5.6 million shares of SYKES common stock valued at $136.7 million. The transaction was funded through borrowings consisting of a $75 million short-term loan from KeyBank National Association (“KeyBank”) in December, 2009, due March 31, 2010, and a $75 million term loan from a syndicate of banks due in varying installments through February 1, 2013 (the “Term Loan”). The entire $75 million Term Loan was repaid during the quarter ended September 30, 2010 and is no longer available for borrowings. See “Liquidity & Capital Resources” later in this Item 7 and Note 19, Borrowings, of “Notes to Consolidated Financial Statements” for further information.
The results of operations of ICT have been reflected in our Consolidated Statement of Operations for the period from February 2, 2010 to December 31, 2010.
Discontinued Operations
In December 2010, we committed to a plan and completed the sale of our Argentine operations, pursuant to stock purchase agreements, dated December 16, 2010 and December 29, 2010. We have reflected the operating results related to the Argentine operations as discontinued operations in the Consolidated Statements of Operations for all periods presented. This business was historically reported as part of the Americas segment. See Note 3, Discontinued Operations, of “Notes to Consolidated Financial Statements” for additional information on the sale of the Argentine operations.
See “Results of Operations – Discontinued Operations” later in this Item 7 for more information. Unless otherwise noted, discussions below pertain only to our continuing operations.
Results of Operations
The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our Consolidated Statements of Operations:

	Years Ended December 31,
	2010	2009	2008

Percentage of Revenue:
Revenues	100.0%	100.0%	100.0%
Direct salaries and related costs	64.8	63.5	63.7
General and administrative	32.3	27.3	27.7
(Recovery) of regulatory penalties	(0.0)	-	-
Net (gain) on insurance settlement	(0.2)	-	-
Impairment of goodwill and intangibles	0.0	0.2	-
Impairment of long-lived assets	0.3	-	-

Income from continuing operations	2.8	9.0	8.6
Interest income	0.1	0.3	0.7
Interest (expense)	(0.5)	(0.1)	(0.0)
Impairment (loss) on investment in SHPS	—	(0.3)	-
Other income (expense)	(0.5)	(0.0)	1.4

Income from continuing operations before income taxes	1.9	8.9	10.7
Income taxes	0.2	3.2	2.7

Income from continuing operations, net of taxes	1.7	5.7	8.0
(Loss) from discontinued operations, net of taxes	(2.6)	(0.4)	(0.3)

Net income (loss)	(0.9)%	5.3%	7.7%

The following table sets forth, for the periods indicated, certain data derived from our Consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2010	2009	2008
Revenues	$1,158,718	$813,574	$782,295
Direct salaries and related costs	751,490	516,456	497,913
General and administrative	373,772	222,192	216,871
(Recovery) of regulatory penalties	(418)	-	-
Net (gain) on insurance settlement	(1,991)	-	-
Impairment of goodwill and intangibles	362	1,908	-
Impairment of long-lived assets	3,280	-	-

Income from continuing operations	32,223	73,018	67,511
Interest income	1,205	2,295	5,441
Interest (expense)	(5,627)	(707)	(178)
Impairment (loss) on investment in SHPS	—	(2,089)	-
Other income (expense)	(5,906)	(257)	11,298

Income from continuing operations before income taxes	21,895	72,260	84,072
Income taxes	2,197	26,118	21,421

Income from continuing operations, net of taxes	19,698	46,142	62,651
(Loss) from discontinued operations, net of taxes	(29,971)	(2,931)	(2,090)

Net income (loss)	$(10,273)	$43,211	$60,561

The following table summarizes our revenues for the periods indicated, by reporting segment (in thousands):

	Years Ended December 31,
	2010		2009		2008
Americas	$934,329	80.6%	$565,023	69.4%	$514,866	65.8%
EMEA	224,389	19.4%	248,551	30.6%	267,429	34.2%

Consolidated	$1,158,718	100.0%	$813,574	100.0%	$782,295	100.0%

The following table summarizes the amounts and percentage of revenues for direct salaries and related costs, general and administrative costs, impairment of goodwill and intangibles and impairment of long-lived assets for the periods indicated, by reporting segment (in thousands):

	Years Ended December 31,
	2010		2009		2008
Direct salaries and related costs:
Americas	$580,740	62.2%	$341,681	60.5%	$316,068	61.4%
EMEA	170,750	76.1%	174,775	70.3%	181,845	68.0%

Consolidated	$751,490	64.9%	$516,456	63.5%	$497,913	63.6%

General and administrative:
Americas	$244,291	26.1%	$120,045	21.2%	$111,612	21.7%
EMEA	64,843	28.9%	58,646	23.6%	64,406	24.1%
Corporate	64,638	-	43,501	-	40,853	-

Consolidated	$373,772	32.3%	$222,192	27.3%	$216,871	27.7%

(Recovery) of regulatory penalties:
Americas	$-	0.0%	$-	0.0%	$-	0.0%
EMEA	(418)	(0.2)%	-	0.0%	-	0.0%

Consolidated	$(418)	0.0%	$-	0.0%	$-	0.0%

Net (gain) on insurance settlement:
Americas	$(1,991)	(0.2)%	$-	0.0%	$-	0.0%
EMEA	-	0.0%	-	0.0%	-	0.0%

Consolidated	$(1,991)	(0.2)%	$-	0.0%	$-	0.0%

Impairment of goodwill and intangibles:
Americas	$-	0.0%	$1,908	0.3%	$-	0.0%
EMEA	362	0.2%	-	0.0%	-	0.0%

Consolidated	$362	0.0%	$1,908	0.2%	$-	0.0%

Impairment of long-lived assets:
Americas	$3,121	0.3%	$-	0.0%	$-	0.0%
EMEA	159	0.1%	-	0.0%	-	0.0%

Consolidated	$3,280	0.3%	$-	0.0%	$-	0.0%

2010 Compared to 2009
Revenues
During 2010, we recognized consolidated revenues of $1,158.7 million, an increase of $345.1 million or 42.4%, from $813.6 million of consolidated revenues for 2009. Excluding the ICT revenues of $362.7 million, revenues decreased $17.6 million for 2010 compared to 2009.
On a geographic segment basis, revenues from the Americas region, including the United States, Canada, Latin

America, India and the Asia Pacific Rim, represented 80.6%, or $934.3 million, for 2010 compared to 69.4%, or $565.0 million, for 2009. Revenues from the EMEA region, including Europe, the Middle East and Africa represented 19.4%, or $224.4 million, for 2010 compared to 30.6%, or $248.6 million, for 2009.
The increase in the Americas’ revenues was $369.3 million, or 65.4%, for 2010, compared to 2009. Excluding the ICT revenues of $362.7 million, the Americas’ revenues for 2010, compared to 2009 increased $6.6 million. The $6.6 million increase consists of a positive foreign currency translation impact of $24.9 million and a favorable foreign currency hedging fluctuation of $14.4 million, partially offset by a $32.7 million decrease in revenues principally due to expiration of certain client programs and lower than forecasted demand within certain clients. Revenues from our offshore operations represented 47.7%, or 54.6% excluding ICT revenues, of Americas’ revenues, compared to 57.5% for 2009. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our focus to re-price or replace certain sub-profitable target client programs.
The decrease in EMEA revenues of $24.2 million, or 9.7%, for 2010, compared to 2009, reflects a decrease of $20.7 million due largely to client program expirations, near-shore migration to lower cost geographies in Egypt, Romania and Germany and sustained weakness within the technology and communication verticals and a $4.7 million negative foreign currency translation impact, partially offset by a $1.2 million contribution in revenues from ICT. Excluding the $4.7 million negative foreign currency translation impact, EMEA’s revenues decreased 7.8% for 2010 compared to 2009.
Direct Salaries and Related Costs
Direct salaries and related costs increased $235.0 million, or 45.5%, to $751.5 million for 2010 from $516.5 million in 2009. This increase includes ICT direct salaries and related costs of $230.1 million for 2010.
On a reporting segment basis, direct salaries and related costs from the Americas segment increased $239.0 million, or 70.0%, to $580.7 million for 2010 from $341.7 million in 2009. Direct salaries and related costs from the EMEA segment decreased $4.0 million, or 2.3%, to $170.8 million for 2010 from $174.8 million in 2009. While changes in foreign currency exchange rates positively impacted revenues in the Americas, they negatively impacted direct salaries and related costs in 2010 compared to 2009 by $15.4 million. Conversely, while changes in foreign currency exchange rates negatively impacted revenues in EMEA, they positively impacted direct salaries and related costs in 2010 compared to 2009 by $4.3 million.
In the Americas segment, as a percentage of revenues, direct salaries and related costs increased to 62.2% for 2010 from 60.5% in 2009. This increase of 1.7%, as a percentage of revenues, was primarily attributable to higher compensation costs of 2.8% (primarily related to lower than forecasted demand within certain clients without a commensurate reduction in labor costs and wage increases in certain geographies), higher communication costs of 0.6% and higher billable supply costs of 0.3%, partially offset by lower auto tow claim costs of 1.4%, lower travel costs of 0.2%, lower bonus award costs of 0.1% and lower other costs of 0.3%.
In the EMEA segment, as a percentage of revenues, direct salaries and related costs increased to 76.1% for 2010 from 70.3% in 2009. This increase of 5.8%, as a percentage of revenues, was primarily attributable to higher compensation costs of 3.4% (primarily related to near-shore migration to new facilities in Egypt, Romania and Germany and the corresponding termination and duplicative costs), higher severance costs of 1.6%, higher travel costs of 0.2%, higher billable supply costs of 0.2%, higher recruiting costs of 0.2% and higher other costs of 0.2%.
General and Administrative
General and administrative expenses increased $151.6 million, or 68.2%, to $373.8 million for 2010 from $222.2 million in 2009. This increase includes ICT general and administrative costs of $139.6 million for 2010.
On a reporting segment basis, general and administrative expenses from the Americas segment increased $124.3 million, or 103.6%, to $244.3 million for 2010 from $120.0 million in 2009. General and administrative expenses from the EMEA segment increased $6.2 million, or 10.6%, to $64.8 million for 2010 from $58.6 million in 2009. While changes in foreign currency exchange rates positively impacted revenues in the Americas, they negatively impacted general and administrative expenses in 2010 compared to 2009 by $4.5 million. Conversely, while changes in foreign currency exchange rates negatively impacted revenues in EMEA, they positively impacted general and administrative expenses in 2010 compared to 2009 by $1.3 million. Corporate general and administrative expenses increased $21.1 million, or 48.6%, to $64.7 million for 2010 from $43.6 million in 2009. This increase of $21.1 million was primarily attributable to ICT acquisition-related costs (comprised of $14.9 million in severance costs and other costs and $6.0 million in transaction and integration costs), higher compensation costs of $0.9 million, higher travel costs of $0.4 million, higher dues and subscriptions of $0.3 million and higher training costs of $0.3 million, partially offset by lower legal and professional fees of $0.9 million, lower business development costs of $0.4 million and lower other costs of $0.4 million.
In the Americas segment, as a percentage of revenues, general and administrative expenses increased to 26.2% for 2010 from 21.2% in 2009. This increase of 5.0%, as a percentage of revenues, was primarily attributable to higher facility-related costs of 1.4%, higher depreciation and amortization costs of 1.9%, higher equipment and maintenance costs of 0.7%, higher ICT acquisition-related costs of 1.1% (primarily severance and lease termination costs) and higher compensation costs of 0.3%, partially offset by lower bad debt expense of 0.2% and lower other costs of 0.2%.
In the EMEA segment, as a percentage of revenues, general and administrative expenses increased to 28.9% for 2010 from 23.6% in 2009. This increase of 5.3%, as a percentage of revenues, was primarily attributable to higher facility-related costs of 2.5%, higher compensation costs of 1.0% (primarily related to near-shore migration to new facilities in Egypt, Romania and Germany and the corresponding termination and duplicative costs), higher travel costs of 0.4%, higher depreciation and amortization costs of 0.3%, higher legal and professional fees of 0.5%, higher equipment and maintenance costs of 0.2%, higher communications costs of 0.2% and higher other costs of 0.2%.
(Recovery) of Regulatory Penalties
During 2010, we reversed an accrual of $0.4 million related to the provision for regulatory penalties, which is related to one of three privacy claims associated with the alleged inappropriate acquisition of personal bank account information by our Spanish subsidiary, as a result of a favorable ruling by the Spanish Supreme Court (none in 2009). The provision was initially recorded in 2007.
Net (Gain) on Insurance Settlement
In September 2009, the building and contents of one of our customer contact management centers located in Marikina City, the Philippines (acquired as part of the ICT acquisition) was severely damaged by flooding from Typhoon Ondoy. Upon settlement with the insurer in November 2010, we recognized a net gain of $2.0 million (none in 2009). The damaged property and equipment had been written down by ICT prior to the ICT acquisition in February 2010.
Impairment of Goodwill and Intangibles
We make certain estimates and assumptions, including, among other things, an assessment of market conditions and projections of cash flows, investment rates and cost of capital and growth rates when estimating the value of our intangibles. Based on actual and forecasted operating results and deterioration of the related customer base in our ICT-acquired United Kingdom operations, the EMEA segment recorded an impairment charge of $0.4 million on goodwill and intangibles (primarily customer relationships) during 2010. The Americas segment recorded an impairment charge of $1.9 million on goodwill and intangibles during 2009 related to the March 2005 acquisition of KLA.
Impairment of Long-Lived Assets
During 2010, we recorded a $3.1 million impairment charge for long-lived assets, primarily leasehold improvements, in the Americas segment, including the Philippines and the United States (none in 2009). Additionally, we recorded a $0.2 million impairment charge for long-lived assets, primarily leasehold improvements and equipment in the EMEA segment, including the United Kingdom and Ireland (none in 2009). The impairment charge represented the amount by which the carrying value of the assets exceeded the estimated fair value of those assets which cannot be redeployed to other locations.
Interest Income
Interest income was $1.2 million for 2010, compared to $2.3 million in 2009, reflecting lower average rates earned on lower average balances of interest bearing investments in cash and cash equivalents.

Interest (Expense)
Interest expense was $5.6 million for 2010 compared to $0.7 million in 2009, an increase of $4.9 million reflecting interest and fees on higher average levels of borrowings related to the acquisition of ICT. We expect interest expense to decrease in 2011 as a result of the payoff of the $75 million Bermuda Credit Agreement and the $75 million Term Loan, drawn down in 2010 in connection with the acquisition of ICT.
Impairment (Loss) on Investment in SHPS
In the Americas segment, we recorded an impairment loss of $2.1 million on our entire investment in SHPS during 2009 (none in 2010).
Other Income (Expense)
Other expense, net, was $5.9 million for 2010 compared to $0.3 million in 2009. The net increase in other expenses, net, of $5.6 million was primarily attributable to an increase of $2.7 million in realized and unrealized foreign currency transaction losses, net of gains, an increase of $2.6 million in forward currency contract losses (which were not designated as hedging instruments) and an increase of $0.3 million in other miscellaneous expenses, net. Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in “Accumulated other comprehensive income” in shareholders’ equity in the accompanying Consolidated Balance Sheets.
Income Taxes
The provision for income taxes of $2.2 million for 2010 was based upon pre-tax income of $21.9 million, compared to the provision for income taxes of $26.1 million for 2009 based upon pre-tax income of $72.3 million. The effective tax rate was 10.0% for 2010 compared to an effective tax rate of 36.1% for 2009.
The decrease in the effective tax rate of 26.1% resulted primarily from the proportionately higher income under tax holiday jurisdictions, the foreign tax rate differential, a favorable change in uncertain tax positions due to a favorable settlement of a tax audit, expiring statutes of limitation and tax benefits related to the ICT legal entity reorganization, and the absence of an unfavorable impact related to the $85.0 million change of intent to repatriate foreign earnings in 2009, partially offset by the lack of a release of valuation allowances and a higher proportion of withholding taxes in 2010.
On December 17, 2010 the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the “Tax Relief Act”) was enacted. Included in the Tax Relief Act is the extension until December 31, 2011 of Internal Revenue Code Section 954(c)(6). As a result of this extension, we changed our intent to distribute current earnings from various foreign operations to their foreign parents. These tax provisions permit continued tax deferral on such distributions that would otherwise be taxable immediately in the United States. While the distributions are not taxable in the United States, related withholding taxes of $1.7 million are included in the provision for income taxes in the Consolidated Statement of Operations for 2010.
Prior to the passage of the Tax Relief Act, we determined that we intended to distribute all of the current year and future years’ earnings of a non-U.S. subsidiary to its foreign parent. Withholding taxes of $0.9 million related to this distribution are included in the provision for income taxes in the Consolidated Statement of Operations for 2010.
(Loss) from Discontinued Operations
During December 2010, we committed to a plan and sold our Argentine operations. We accounted for this transaction in accordance with ASC 205-20 (“ASC 205-20”) “Discontinued Operations”, and, accordingly, we have reclassified the results of operations and any losses resulting from the sale for all periods presented to reflect them as such. The loss from discontinued operations, net of tax, totaled $6.5 million and $2.9 million for 2010 and 2009, respectively. This increase of $3.6 million includes $3.3 million from the ICT Argentine operations acquired in February 2010. Excluding the loss from discontinued ICT Argentine operations of $3.3 million, the loss from discontinued operations increased $0.3 million for 2010 compared to 2009, primarily due to the impairment of long-lived assets. The loss on sale of discontinued operations, net of tax, was $23.5 million for 2010.

Net Income (Loss)
     As a result of the foregoing, we reported income from continuing operations for 2010 of $32.2 million, a decrease of $40.8 million from 2009. This decrease was principally attributable to a $235.0 million increase in direct salaries and related costs, a $151.6 million increase in general and administrative costs and a $3.3 million impairment of long-lived assets, partially offset by a $345.1 million increase in revenues, a $2.0 million net gain on insurance settlement, a decrease in impairment of goodwill and intangibles of $1.6 million and a $0.4 million reversal of the provision for regulatory penalties. In addition to the $40.8 million decrease in income from continuing operations, we experienced a $5.6 million increase in other expense, net, an increase in interest expense of $4.9 million, a $1.1 million decrease in interest income, an increase of $3.6 million of loss from discontinued operations and a $23.5 million loss on sale of discontinued operations, partially offset by a decrease of $2.1 million due to the impairment loss on investment in SHPS in 2009 and a $23.9 million lower tax provision, resulting in a net loss of $10.3 million for 2010, a decrease of $53.5 million compared to 2009.
2009 Compared to 2008
Revenues
During 2009, we recognized consolidated revenues of $813.6 million, an increase of $31.3 million or 4.0%, from $782.3 million of consolidated revenues for 2008. Revenues increased in 2009, despite the rapid and sharp deterioration in the economy, due to increased demand from our new and existing client relationships.
On a geographic segment basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 69.4%, or $565.0 million, for 2009 compared to 65.8%, or $514.9 million, for 2008. Revenues from the EMEA region, including Europe, the Middle East and Africa represented 30.6%, or $248.6 million, for 2009 compared to 34.2%, or $267.4 million, for 2008.
The increase in the Americas’ revenues of $50.1 million, or 9.7%, for 2009 compared to 2008, reflects a broad-based growth in client demand, including new and existing client relationships, partially offset by certain program expirations and a negative foreign currency impact of $13.8 million. Excluding this $13.8 million foreign currency impact, Americas’ revenue increased $63.9 million, or 12.4% in 2009 compared to 2008. The $63.9 million increase includes new and existing client relationships, primarily due to a combination of new programs with existing clients, expansion of existing programs and new client relationships. Revenues from our offshore operations represented 57.5% of Americas’ revenues, compared to 59.0% for 2008. Americas’ revenues for 2009 and 2008 also included a $9.3 million and a $2.4 million net loss on foreign currency hedges, respectively. Excluding the effect of this $6.9 million foreign currency hedging fluctuation, the Americas’ revenues increased $57.0 million, or 11.1%, for 2009 compared to 2008.
The decrease in EMEA’s revenues of $18.8 million, or 7.1%, for 2009 compared to 2008, reflects a $22.4 million negative foreign currency impact partially offset by an increase of $3.6 million in client demand. This $3.6 million increase in client demand includes a $3.0 million increase in existing client programs as well as a $0.6 million increase in new client relationships. Excluding the $22.4 million foreign currency impact, EMEA’s revenues increased 1.3% for 2009 compared to 2008.
Direct Salaries and Related Costs
Direct salaries and related costs increased $18.6 million, or 3.7%, to $516.5 million for 2009 from $497.9 million in 2008.
On a reporting segment basis, direct salaries and related costs from the Americas segment increased $25.6 million, or 8.1%, to $341.7 million 2009 from $316.1 million for 2008. Direct salaries and related costs from the EMEA segment decreased $7.0 million, or 3.9%, to $174.8 million for 2009 from $181.8 million in 2008. Changes in foreign currency exchange rates positively impacted revenues in the Americas, they also positively impacted direct salaries and related costs in 2009 compared to 2008 by $17.3 million. While changes in foreign currency exchange rates negatively impacted revenues in EMEA, they positively impacted direct salaries and related costs in 2009 compared to 2008 by $15.1 million.

In the Americas segment, as a percentage of revenues, direct salaries and related costs decreased to 60.5% for 2009 from 61.4% in 2008. This decrease of 0.9%, as a percentage of revenues, was primarily attributable to lower auto tow claim costs of 0.7%, lower other costs of 0.4%, lower travel costs of 0.1% and lower recruiting costs of 0.1%, partially offset by higher bonus award costs of 0.2%, higher compensation costs of 0.1%, and higher communication costs of 0.1%.
In the EMEA segment, as a percentage of revenues, direct salaries and related costs increased to 70.3% for 2009 from 68.0% in 2008. This increase of 2.3%, as a percentage of revenues, was primarily attributable to higher compensation costs of 1.8%, higher fulfillment material costs of 0.3%, higher billable supply costs of 0.2%, higher communication costs of 0.1%, higher seminar costs of 0.1% and higher other costs of 0.3%, partially offset by lower recruiting costs of 0.5%.
General and Administrative
General and administrative expenses increased $5.3 million, or 2.4%, to $222.2 million for 2009 from $216.9 million in 2008.
On a reporting segment basis, general and administrative expenses from the Americas segment increased $8.4 million, or 7.5%, to $120.0 million for 2009 from $111.6 million in 2008. General and administrative expenses from the EMEA segment decreased $5.8 million, or 8.9%, to $58.6 million for 2009 from $64.4 million in 2008. While changes in foreign currency exchange rates negatively impacted revenues in the Americas and EMEA, they positively impacted general and administrative expenses in 2009 compared to the same period in 2008 by approximately $4.2 million and $6.0 million, respectively. Corporate general and administrative expenses increased $2.7 million, or 6.5%, to $43.6 million for 2009 from $40.9 million in 2008. This increase of $2.7 million was primarily attributable to higher compensation costs of $3.6 million, higher software maintenance costs of $0.5 million, higher legal and professional fees of $2.6 million, higher business development costs of $0.4 million and higher depreciation and amortization costs of $0.2 million, partially offset by lower travel costs of $1.3 million, lower facility-related costs of $0.2 million, lower consulting costs of $0.6 million, lower training costs of $0.7 million, lower insurance costs of $0.4 million, lower bad debt expense of $0.8 million and lower other costs of $0.6 million.
In the Americas segment, as a percentage of revenues, general and administrative expenses decreased to 21.2% for 2009 from 21.7% in 2008. This decrease of 0.5%, as a percentage of revenues, was primarily attributable to lower software maintenance costs of 0.2%, recruiting costs of 0.2% and lower depreciation and amortization costs of 0.2%, partially offset by higher other costs of 0.1%.
In the EMEA segment, as a percentage of revenues, general and administrative expenses decreased to 23.6% for 2009 from 24.1% in 2008. This decrease of 0.5%, as a percentage of revenues, was primarily attributable to lower travel costs of 0.3%, lower recruiting costs of 0.2%, lower facility-related costs of 0.1%, lower supply costs of 0.1%, lower communications costs of 0.1%, lower training costs of 0.1% and lower other costs of 0.3%, partially offset by higher compensation costs of 0.3%, higher bad debt expense of 0.2% and higher depreciation and amortization costs of 0.2%.
Impairment of Goodwill and Intangibles
We make certain estimates and assumptions, including, among other things, an assessment of market conditions and projections of cash flows, investment rates and cost of capital and growth rates when estimating the value of our intangibles. Based on actual and forecasted operating results, deterioration of the related customer base and loss of key employees, the Americas segment recorded an impairment charge of $1.9 million on goodwill and intangibles during 2009 related to the March 2005 acquisition of KLA (none in 2008).
Interest Income
Interest income was $2.3 million in 2009, compared to $5.4 million in 2008. Interest income decreased $3.1 million reflecting lower average rates earned on higher average balances of interest bearing investments in cash and cash equivalents.

Interest (Expense)
Interest expense was $0.7 million for 2009 compared to $0.2 million for 2008, an increase of $0.5 million reflecting higher average levels of outstanding short-term debt, primarily related to the $75 million Bermuda Credit Agreement, higher average rates, amortization of deferred loan fees and fees paid on our unused revolving credit facility.
Impairment (Loss) on Investment in SHPS
During 2009, we received notice from SHPS that the shareholders of SHPS had approved a merger agreement between SHPS and SHPS Acquisition, Inc., pursuant to which the common stock of SHPS, including the common stock owned by us, would be converted into the right to receive $0.000001 per share in cash. SHPS informed us that it believed the estimated fair value of the SHPS common stock to be equal to such per share amount. As a result of this transaction and careful evaluation of our legal options, we believed it was more likely than not that we will not be able to recover the $2.1 million carrying value of the investment in SHPS. Therefore, in the Americas segment, we recorded a non-cash impairment loss of $2.1 million during 2009. Subsequent to the recording of the impairment loss, we liquidated our noncontrolling interest in SHPS by converting our SHPS common stock into cash for $0.000001 per share during 2009.
Other Income (Expense)
Other expense, net, was $0.3 million in 2009 compared to other income, net, of $11.3 million in 2008. This $11.6 million net increase in other expense was primarily attributable to an increase of $11.6 million in unrealized foreign currency transaction losses, net of gains arising from the revaluation of nonfunctional currency assets and liabilities and an increase of $1.7 million in forward currency contract losses (which were not designated as hedging instruments), partially offset by a $1.7 million increase in other income. Other income excludes the effects of cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in “Accumulated other comprehensive income (loss)” in shareholders’ equity in the accompanying Consolidated Balance Sheets.
Income Taxes
The provision for income taxes of $26.1 million for 2009 was based upon pre-tax income of $72.3 million, compared to the provision for income taxes of $21.4 million for 2008 based upon pre-tax income of $84.1 million. The effective tax rate was 36.1% for 2009 compared to an effective tax rate of 25.5% for 2008.
The increase in the effective tax rate of 10.6% resulted primarily from our change of intent during the quarter ended December 31, 2009 regarding the permanent reinvestment of $85 million of our foreign subsidiaries’ accumulated and undistributed earnings, which came about due to our borrowing of a $75 million Term Loan on February 2, 2010 to close the ICT acquisition and a $10 million increase in estimated costs relating to the ICT acquisition. The proposed acquisition of ICT and the intent to fund the transaction through committed credit facilities was announced on October 6, 2009. Under the provisions of ASC 740-30, we determined that, based upon historical results, we could not retire the $75 million Term Loan and pay the additional $10 million in estimated costs without depleting excess U.S. cash flows needed for future operations. Accordingly, a deferred tax expense of $14.7 million, net of a release of a valuation allowance of $1.6 million on foreign tax credits related to this change in intent, was required to be recorded for financial reporting purposes during the quarter ended December 31, 2009 under ASC 740-30. The Finance Committee of our Board of Directors approved the repatriation of $85.0 million of foreign subsidiaries’ accumulated and undistributed earnings on February 8, 2010. All other undistributed earnings are still permanently reinvested in accordance with ASC 740-30. Other items that increased the effective tax rate were an additional deferred tax liability of $2.9 million, favorable foreign income tax rate differentials of $1.6 million and the effects of the change in our permanent differences in the amount of $1.5 million.
This increase in the effective rate was partially offset by a $6.6 million change in the recognition of deferred tax assets primarily due to fluctuations in our valuation allowances, a reduction of $3.5 million in foreign withholding taxes, and a $2.9 million increase in the benefits from tax holiday jurisdictions. The reduction of $3.5 million in foreign withholding taxes was primarily a result of a reduction in the amount of dividends distributed by our Philippine company to its foreign parent in the Netherlands in 2009 when compared to 2008.

Generally, earnings associated with our investments in our subsidiaries are considered to be permanently invested and no provision for income taxes on those earnings or translation adjustments has been provided. The U.S. Department of the Treasury released the “General Explanations of the Administration’s Fiscal Year 2010 Revenue Proposals” in May 2009. These proposals represent a significant shift in international tax policy, which may materially impact U.S. taxation of international earnings, including our position on permanent reinvestment of foreign earnings. In response to this release, we changed our intent for 2009 with respect to the distribution of current earnings for one lower tier subsidiary and incurred withholding tax expense of $2.5 million in 2009 with respect to this subsidiary’s current earnings.
(Loss) from Discontinued Operations
During December 2010, we committed to a plan and sold our Argentine operations. We accounted for this transaction in accordance with ASC 205-20, and, accordingly, have reclassified the results of operations to reflect them as discontinued operations for all periods presented. The loss from discontinued operations, net of tax, totaled $2.9 million and $2.1 million for 2009 and 2008, respectively. The $0.8 million increase in loss from discontinued operations, driven by a decrease in client demand, resulted from a $4.5 million decrease in revenues, partially offset by $1.7 million lower direct salaries and related costs, $1.4 million lower general and administrative costs and $0.6 million lower other expenses (including asset disposals and interest expense).
Net Income
As a result of the foregoing, we reported income from continuing operations for 2009 of $73.0 million, an increase of $5.5 million from 2008. This increase was principally attributable to a $31.3 million increase in revenues, partially offset by an $18.6 million increase in direct salaries and related costs, a $5.3 million increase in general and administrative costs and an impairment charge of $1.9 million. The $5.5 million increase in income from continuing operations was offset by a $11.6 million decrease in other income, net, a $3.1 million decrease in interest income, a $2.1 million impairment loss on investment in SHPS, an increase in interest expense of $0.5 million, a $4.7 million higher tax provision and an increase of $0.8 million in loss from discontinued operations, resulting in net income of $43.2 million for 2009, a decrease of $17.3 million compared to 2008.
Quarterly Results
The following information presents our unaudited quarterly operating results from continuing operations for 2010 and 2009. The data has been prepared on a basis consistent with the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, and includes all adjustments, consisting of normal recurring accruals, that we consider necessary for a fair presentation thereof.

(in thousands, except per share data)	12/31/2010	9/30/2010	6/30/2010	3/31/2010	12/31/2009	9/30/2009	6/30/2009	3/31/2009

Revenues (1)	$309,146	$294,455	$288,535	$266,582	$213,338	$205,311	$200,486	$194,439

Operating expenses:
Direct salaries and related costs (1)	200,334	190,813	188,693	171,650	136,832	128,323	127,041	124,260
General and administrative (1,2,3)	96,894	86,800	90,055	100,023	60,448	55,469	53,659	52,616
(Recovery) of regulatory penalties	(418)	-	-	-	-	-	-	-
Net (gain) on insurance settlement	(1,991)	-	-	-	-	-	-	-
Impairment of goodwill and intangibles	-	362	-	-	-	324	1,584	-
Impairment of long-lived assets	177	3,103	-	-	-	-	-	-

Total operating expenses	294,996	281,078	278,748	271,673	197,280	184,116	182,284	176,876

Income (loss) from continuing operations	14,150	13,377	9,787	(5,091)	16,058	21,195	18,202	17,563

Other income (expense):
Interest income	393	312	268	232	356	493	600	846
Interest (expense) (4,5)	(388)	(1,373)	(1,520)	(2,346)	(410)	(79)	(170)	(48)
Impairment (loss) on investment in SHPS	-	-	-	-	-	-	(2,089)	-
Other income (expense)	(360)	(527)	(3,590)	(1,429)	(1,144)	(56)	84	859

Total other income (expense)	(355)	(1,588)	(4,842)	(3,543)	(1,198)	358	(1,575)	1,657

Income (loss) from continuing operations before income taxes	13,795	11,789	4,945	(8,634)	14,860	21,553	16,627	19,220
Income taxes (6)	3,965	(2,267)	966	(467)	18,186	2,388	1,257	4,287

Income (loss) from continuing operations, net of taxes	9,830	14,056	3,979	(8,167)	(3,326)	19,165	15,370	14,933
(Loss) from discontinued operations, net of taxes	(3,286)	(410)	(1,434)	(1,346)	(1,363)	(383)	(1,022)	(163)
(Loss) on sale of discontinued operations, net of taxes	(23,495)	-	-	-	-	-	-	-

Net income (loss)	$(16,951)	$13,646	$2,545	$(9,513)	$(4,689)	$18,782	$14,348	$14,770

Net income (loss) per common share (7) :
Basic:
Continuing operations	$0.21	$0.30	$0.09	$(0.18)	$(0.08)	$0.47	$0.38	$0.37
Discontinued operations	(0.58)	(0.01)	(0.04)	(0.03)	(0.03)	(0.01)	(0.03)	(0.01)

Net income (loss) per common share	$(0.37)	$0.29	$0.05	$(0.21)	$(0.11)	$0.46	$0.35	$0.36

Diluted:
Continuing operations	$0.21	$0.30	$0.09	$(0.18)	$(0.08)	$0.47	$0.38	$0.36
Discontinued operations	(0.58)	(0.01)	(0.04)	(0.03)	(0.03)	(0.01)	(0.03)	(0.00)

Net income (loss) per common share	$(0.37)	$0.29	$0.05	$(0.21)	$(0.11)	$0.46	$0.35	$0.36

Weighted average shares:
Basic	46,451	46,468	46,601	44,590	40,827	40,743	40,654	40,630
Diluted	46,563	46,559	46,648	44,766	41,151	41,097	40,953	41,034

(1)	The amounts for each of the quarters in 2010 include the results of ICT as a result of the acquisition completed on February 2, 2010.

(2)
The quarters ended December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010 include $10.9 million, $6.3 million, $5.9 million and $23.2 million, respectively, in ICT acquisition-related costs.

(3)	The quarters ended December 31, 2009 and September 30, 2009 include $2.3 million and $1.0 million, respectively, in ICT acquisition-related costs.

(4)	The quarter ended December 31, 2009 includes $0.3 million in interest and amortization of deferred loan fees related to the $75 million Bermuda Credit Agreement.

(5)
The quarters ended September 30, 2010, June 30, 2010, and March 31, 2010 include interest and amortization of deferred loan fees related to the $75 million Term Loan, the $75 million revolving credit facility and the $75 million Bermuda Credit Agreement. The Term Loan and the Bermuda Credit Agreement were paid off in September 2010 and March 2010, respectively.

(6)
The quarter ended December 31, 2009 includes additional expense of $14.7 million relating to our deemed change of assertion in the fourth quarter of 2009 regarding the permanent reinvestment of foreign subsidiaries’ accumulated and undistributed earnings, partially offset by a $5.8 million reversal of income tax valuation allowances.

(7)	Net income (loss) per basic and diluted common share is computed independently for each of the quarters presented and, therefore, may not sum to the total for the year.

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
On August 5, 2002, the Board of Directors authorized the Company to purchase up to 3.0 million shares of our outstanding common stock. A total of 2.2 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During 2010, we repurchased 0.3 million common shares under the 2002 repurchase program at prices ranging between $16.92 and $17.60 per share for a total cost of $5.2 million. During 2009, we repurchased 0.2 million common shares under the 2002 repurchase program at prices ranging between $13.72 and $14.75 per share for a total cost of $3.2 million. During 2008, we repurchased less than 0.1 million common shares under the 2002 repurchase program at a price of $14.83 per share for a total cost of $0.5 million. We may make additional discretionary stock repurchases under this program in 2011 depending upon economic and market conditions.
During 2010, cash increased $80.0 million upon the lapse of restrictions on our cash balances as a result of our repayment of short-term debt, we received $75.0 million in proceeds from the issuance of long term debt, $45.1 million from operating activities, $2.0 million from an insurance settlement, $0.4 million in excess tax benefits from stock-based compensation and $0.2 million in cash from grant proceeds. Further, we used $85.0 million to repay short-term debt, $77.2 million for the ICT acquisition (net of ICT cash acquired), $75.0 million to repay long-term debt, $28.5 million for capital expenditures, $14.5 million of cash divested as part of the sale of the Argentine operations, $5.2 million on the repurchase of the Company’s stock, $1.3 million to repurchase stock for minimum tax withholding on equity awards, invested $0.2 million in restricted cash and paid $3.0 million for loan fees related to the debt financing resulting in a $90.0 million decrease in available cash (including the unfavorable effects of international currency exchange rates on cash of $2.8 million).
Net cash flows provided by operating activities for 2010 were $45.1 million, compared to $87.6 million provided by operating activities for 2009. The $42.5 million decrease in net cash flows from operating activities was due to a $53.5 million decrease in net income and a net decrease of $16.7 million in cash flows from assets and liabilities, partially offset by a $27.7 million increase in non-cash reconciling items such as the loss on sale of discontinued operations, impairment charges, depreciation and amortization, deferred income taxes, stock-based compensation and unrealized gains on financial instruments. The $16.7 million decrease in cash flows from assets and liabilities was principally a result of a $12.6 million decrease in income taxes payable, an $7.6 million decrease in other liabilities and a $1.5 million increase in receivables, partially offset by a $4.1 million decrease in other assets and a $0.9 million increase in deferred revenue.
During 2010, we committed to a plan and sold our Argentine operations. Cash flows from discontinued operations were as follows (in millions):

	Years Ended December 31,
	2010	2009	2008
Cash provided by (used for) operating activities of discontinued operations	$(2.1)	$0.3	$2.7
Cash (used for) investing activities of discontinued operations	$(13.2)	$(0.3)	$(2.4)
Cash provided by (used for) operating activities of discontinued operations represents the cash provided by (used for) the Argentine operations in 2010, 2009 and 2008. Cash (used for) investing activities of discontinued operations in 2010 primarily represents the cash on the balance sheet of the Argentine operations at the time of the sale. Cash (used for) investing activities of discontinued operations in 2009 and 2008 primarily represents capital expenditures. The sale of the Argentine operations resulted in a pre-tax loss of $29.9 million, or a $23.5 million loss, net of tax. We do not expect the sale of our Argentine operations to negatively affect our future liquidity and capital resources.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $28.5 million for 2010, compared to $30.3 million for 2009, a decrease of $1.8 million. During 2010, approximately 12% of the capital expenditures were the result of investing in new and existing customer contact management centers, primarily in near-shore and offshore locations, and 88% was expended primarily for maintenance and systems infrastructure. In 2011, we anticipate capital expenditures in the range of $38.0 million to $42.0 million.
On February 2, 2010, we entered into a Credit Agreement (the “Credit Agreement”) with a group of lenders and KeyBank, as Lead Arranger, Sole Book Runner and Administrative Agent. The Credit Agreement provides for a $75 million Term Loan and a $75 million revolving credit facility, which is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. We drew down the full $75 million Term Loan on February 2, 2010 in connection with the acquisition of ICT on such date. As of December 31, 2010, the entire $75 million Term Loan has been repaid and is no longer available for borrowings. See Note 2, Acquisition of ICT, of “Notes to Consolidated Financial Statements” for further information. At December 31, 2010, we were in compliance with all loan requirements of the Credit Agreement dated February 2, 2010.
The $75 million revolving credit facility provided under the Credit Agreement replaces the previous senior revolving credit facility under a credit agreement, dated March 30, 2009, which agreement was terminated simultaneous with entering into the Credit Agreement. The $75 million revolving credit facility, which includes a $40 million multi-currency sub-facility, a $10 million swingline sub-facility and a $5 million letter of credit sub-facility, may be used for general corporate purposes including strategic acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. We are not currently aware of any inability of our lenders to provide access to the full commitment of funds that exist under the revolving credit facility, if necessary. However, due to recent economic conditions and the volatile business climate facing financial institutions, there can be no assurance that such facility will be available to us, even though it is a binding commitment. The revolving credit facility will mature on February 1, 2013.
Borrowings under the Credit Agreement bear interest at either LIBOR or the base rate plus, in each case, an applicable margin based on our leverage ratio. The applicable interest rate is determined quarterly based on our leverage ratio at such time. The base rate is a rate per annum equal to the greatest of (i) the rate of interest established by KeyBank, from time to time, as its “prime rate”; (ii) the Federal Funds effective rate in effect from time to time, plus 1/2 of 1% per annum; and (iii) the then-applicable LIBOR rate for one month interest periods, plus 1.00%. Swingline loans bear interest only at the base rate plus the base rate margin. In addition, we are required to pay certain customary fees, including a commitment fee of up to 0.75%, which is due quarterly in arrears and calculated on the average unused amount of the revolving credit facility.
We paid an underwriting fee of $3.0 million for the Credit Agreement, which is deferred and amortized over the term of the loan. The related interest expense and amortization of deferred loan fees on the Credit Agreement of $3.6 million are included in “Interest expense” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2010 (none in 2009). The $75 million Term Loan had a weighted average interest rate of 3.93% for the year ended December 31, 2010.
The Credit Agreement is guaranteed by all of our existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all of our direct foreign subsidiaries and those of the guarantors. As of December 31, 2010, we were in compliance with all loan requirements of the Credit Agreement dated February 2, 2010.
On December 11, 2009, Sykes (Bermuda) Holdings Limited, a Bermuda exempted company (“Sykes Bermuda”) which is an indirect wholly-owned subsidiary of SYKES, entered into a credit agreement with KeyBank (the “Bermuda Credit Agreement”). The Bermuda Credit Agreement provided for a $75 million short-term loan to Sykes Bermuda with a maturity date of March 31, 2010. Sykes Bermuda drew down the full $75 million on December 11, 2009, which is included in “Short-term debt” in the accompanying Consolidated Balance Sheet as of December 31, 2009. The Bermuda Credit Agreement required that Sykes Bermuda and its direct subsidiaries maintain cash and cash equivalents of at least $80 million at all times, which amount is included in “Restricted cash” in the accompanying Consolidated Balance Sheet as of December 31, 2009. Interest was charged on the outstanding amounts, at the option of Sykes Bermuda, at either a Eurodollar Rate (as defined in the Bermuda Credit Agreement) or a Base Rate (as defined in the Bermuda Credit Agreement) plus, in each case, an applicable margin specified in the Bermuda Credit Agreement. The underwriting fee paid of $0.8 million was deferred and amortized over the term of the loan. Sykes Bermuda repaid the entire outstanding amount plus accrued interest on March 31, 2010. The related interest expense and amortization of deferred loan fees of $1.4 million are included in “Interest expense” in the accompanying Consolidated Statements of Operations for 2010 (none in 2009).
Simultaneous with the execution and delivery of the Bermuda Credit Agreement, we entered into a Guaranty of Payment agreement with KeyBank, pursuant to which the obligations of Sykes Bermuda under the Bermuda Credit Agreement were guaranteed by SYKES.
Also, simultaneous with the execution and delivery of the Bermuda Credit Agreement, SYKES, KeyBank and the other lenders that are a party thereto entered into a First Amendment Agreement, amending the credit agreement, dated March 30, 2009, between SYKES, KeyBank and the other lenders that are a party thereto. The First Amendment Agreement amended the terms of the credit agreement to permit the loan to Sykes Bermuda and SYKES’ guaranty of that loan. As of December 31, 2009, there were no outstanding balances and no borrowings in either 2010 or 2009 under the credit agreement dated March 30, 2009, as amended. As previously mentioned, this credit agreement was terminated on February 2, 2010 simultaneous with entering into the Credit Agreement and unamortized deferred loan fees of $0.2 million were written off during 2010. Interest expense for 2009 includes $0.1 million related to this terminated credit agreement.
At December 31, 2010, we had $189.8 million in cash and cash equivalents (excluding restricted cash of $0.5 million), of which approximately 91.6% or $173.9 million was held in international operations, of which $113.9 million may be subject to additional taxes if repatriated to the United States, including withholding tax applied by the country of origin and repatriation tax on the foreign-source income. Of the remaining $60.0 million in cash and cash equivalents held in international operations, we repatriated approximately $35.0 million in January 2011 (the remaining balance of the $85.0 million 2009 change of intent) and in the future expect to repatriate $25.0 million (the remaining balance of the $50.0 million 2010 determination of intent to distribute the majority of the accumulated and undistributed earnings of an ICT foreign subsidiary). There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions.
We believe that our current cash levels, accessible funds under our credit facilities and cash flows generated from future operations will be adequate to meet anticipated working capital needs, future debt repayment requirements, continued expansion objectives, funding of potential acquisitions, anticipated levels of capital expenditures and contractual obligations for the next twelve months and any stock repurchases. Our cash resources could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Item 1A, Risk Factors.
Off-Balance Sheet Arrangements and Other
At December 31, 2010, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Contractual Obligations
The following table summarizes our contractual cash obligations at December 31, 2010, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
		Less Than			After 5
	Total	1 Year	1 - 3 Years	3 - 5 Years	Years	Other
Operating leases (1)	$60,310	$29,274	$17,493	$7,800	$5,743	$—
Purchase obligations and other (2)	31,059	15,145	15,914	—	—	—
Accounts payable (3)	30,635	30,635	—	—	—	—
Accrued employee compensation and benefits (3)	65,234	65,234	—	—	—	—
Other accrued expenses and current liabilities (4)	23,970	23,970	—	—	—	—
Long-term tax liabilities (5)	28,876	—	—	—	—	28,876
Other long-term liabilities (6)	6,497	14	2,943	1,402	2,138	—

	$246,581	$164,272	$36,350	$9,202	$7,881	$28,876

(1)	Amounts represent the expected cash payments of our operating leases as discussed in Note 23 to the accompanying Consolidated Financial Statements.

(2)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(3)
Accounts payable and accrued employee compensation and benefits (See Note 16 to the accompanying Consolidated Financial Statements), which exclude other non-cash accrued employee compensation and benefits, represent amounts due vendors and employees payable within one year.

(4)
Other accrued expenses and current liabilities, which exclude deferred grants, include amounts as disclosed in Note 18 to the accompanying Consolidated Financial Statements, primarily related to restructuring costs, legal and professional fees, telephone charges, rent, derivative contracts and other accruals.

(5)
Long-term tax liabilities include uncertain tax positions and related penalties and interest as discussed in Note 21 to the accompanying Consolidated Financial Statements. We cannot make reasonably reliable estimates of the cash settlement of these long-term liabilities with the taxing authority; therefore, amounts have been excluded from payments due by period.

(6)
Other long-term liabilities, which exclude deferred income taxes and other non-cash long-term liabilities, represent the expected cash payments due under pension obligations and restructuring accruals (primarily lease obligations). See Notes 4 and 24 to the accompanying Consolidated Financial Statements.

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
Recognition of Revenue
We recognize revenue in accordance with ASC 605 “Revenue Recognition”.
We primarily recognize revenues from services as the services are performed, which is based on either a per minute, per call or per transaction basis, under a fully executed contractual agreement and record reductions to revenues for contractual penalties and holdbacks for failure to meet specified minimum service levels and other performance based contingencies. Revenue recognition is limited to the amount that is not contingent upon delivery of any future product or service or meeting other specified performance conditions.

Product sales, accounted for within our fulfillment services, are recognized upon shipment to the customer and satisfaction of all obligations.
Revenues from contracts with multiple-deliverables is allocated to separate units of accounting based on their relative fair value, if the deliverables in the contract(s) meet the criteria for such treatment. Certain fulfillment services contracts contain multiple-deliverables. Separation criteria included whether a delivered item has value to the customer on a stand-alone basis, whether there is objective and reliable evidence of the fair value of the undelivered items and, if the arrangement includes a general right of return related to a delivered item, whether delivery of the undelivered item is considered probable and in our control. Fair value is the price of a deliverable when it is regularly sold on a stand-alone basis, which generally consists of vendor-specific objective evidence of fair value. If there is no evidence of the fair value for a delivered product or service, revenue is allocated first to the fair value of the undelivered product or service and then the residual revenue is allocated to the delivered product or service. If there is no evidence of the fair value for an undelivered product or service, the contract(s) is accounted for as a single unit of accounting, resulting in delay of revenue recognition for the delivered product or service until the undelivered product or service portion of the contract is complete. We recognize revenues for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding client acceptance are resolved, and there are no client-negotiated refund or return rights affecting the revenue recognized for delivered elements. Once we determine the allocation of revenues between deliverable elements, there are no further changes in the revenue allocation. If the separation criteria are met, revenues from these services is recognized as the services are performed under a fully executed contractual agreement. If the separation criteria are not met because there is insufficient evidence to determine fair value of one of the deliverables, all of the services are accounted for as a single combined unit of accounting. For these deliverables with insufficient evidence to determine fair value, revenue is recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate. As of December 31, 2010, the Company has no contracts containing multiple-deliverables for customer contact management services and fulfillment services.
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts, $3.9 million as of December 31, 2010 or 1.6% of trade account receivables, for estimated losses arising from the inability of our customers to make required payments. Our estimate is based on factors surrounding the credit risk of certain clients, historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that our estimate of the allowance for doubtful accounts will change if the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments.
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
At December 31, 2010, we determined that a total valuation allowance of $60.1 million was necessary to reduce U.S. deferred tax assets by $6.2 million and foreign deferred tax assets by $53.9 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $18.3 million at December 31, 2010 is dependent upon future profitability within each tax jurisdiction. As of December 31, 2010, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax assets will be realized.
A provision for income taxes has not been made for the undistributed earnings of foreign subsidiaries of approximately $302.8 million at December 31, 2010, as the earnings are permanently reinvested in foreign business operations. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable.
The U.S. Department of the Treasury released the “General Explanations of the Administration’s Fiscal Year 2012 Revenue Proposals” in February 2011. These proposals represent a significant shift in international tax policy, which may materially impact U.S. taxation of international earnings. We continue to monitor these proposals and are currently evaluating their potential impact on our financial condition, results of operations, and cash flows. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable.
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
As of December 31, 2010, we had $21.0 million of unrecognized tax benefits, a net increase of $17.2 million from $3.8 million as of December 31, 2009. This increase results primarily from to the acquisition of ICT, partially offset by the expiration of statutes of limitations on certain foreign subsidiaries and for the resolution of a tax audit in 2010. Had we recognized these tax benefits, approximately $21.0 million and $3.1 million and the related interest and penalties would favorably impact the effective tax rate in 2010 and 2009, respectively. We believe it is reasonably possible that our unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $2.9 million due to expiration of statutes of limitations, audit or appeal resolution in various tax jurisdictions.
Impairment of Goodwill, Intangibles and Other Long-Lived Assets
We review long-lived assets, which had a carrying value of $288.8 million as of December 31, 2010, including goodwill, intangibles and property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge, or loss, to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.
New Accounting Standard Not Yet Adopted
In October 2009, the Financial Accounting Standards Board issued ASU No. 2009-13 which amended the accounting for multiple-deliverable revenue arrangements. The amended guidance will make it easier for companies to account for each deliverable in multiple-deliverable arrangements separately. The amended guidance will require the allocation of the overall consideration to each deliverable based upon its estimated selling price in absence of other objective evidence of selling prices. The amendment is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and was adopted for applicable transactions as of January 1, 2011. We do not expect the adoption of this amendment to materially impact our financial condition, results of operations and cash flows.
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

Dollar (“USD”) are translated into the Company’s USD Consolidated Financial Statements. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact profitability. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. Dollar are included in “Accumulated other comprehensive income (loss)” in shareholders’ equity. Movements in non-U.S. Dollar currency exchange rates may negatively or positively affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors.
We employ a foreign currency risk management program that periodically utilizes derivative instruments to protect against unanticipated fluctuations in earnings and cash flows caused by volatility in foreign exchange (“FX”) rates. Option and forward hedge contracts are used to hedge intercompany receivables and payables, and transactions initiated in the United States that are denominated in a foreign currency. Additionally, the Company has employed FX forward contracts to hedge net investments in foreign operations.
We serve a number of U.S.-based clients using customer contact management center capacity in the Philippines and Canada, which are within our Americas segment. Although the contracts with these clients are priced in U.S. Dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine Pesos (“PHP”) and the Canadian Dollar (“CAD”), which represent an FX exposure. As of December 31, 2010, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in PHP and CAD by entering into foreign currency hedge contracts with counterparties to acquire a total of PHP 5.5 billion and CAD 7.5 million through December 2011. The fair value of these hedge contracts as of December 31, 2010 is presented in Note 12, Financial Derivatives, of “Notes to Consolidated Financial Statements”. The potential loss in fair value at December 31, 2010, for these contracts resulting from a hypothetical 10% adverse change in the FX rates is approximately $6.1 million. However, this loss would be mitigated by corresponding gains on the underlying exposures. In January 2011, to hedge intercompany forecasted cash outflows, we entered into additional forward and option contracts that are designated as hedges, as defined under ASC 815 (“ASC 815”) “Derivatives and Hedging”, to sell 1.4 billion Philippine Pesos versus the U.S. Dollar for maturities through December 2011.
We also entered into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of December 31, 2010, the fair value of these derivatives was a net payable of $0.4 million. The potential loss in fair value at December 31, 2010, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $4.8 million. However, this loss would be mitigated by corresponding gains on the underlying exposures. Since December 31, 2010, we entered into additional foreign currency forward contracts against the following currencies: PHP, CAD, Eurodollar, Danish Krone, Great British Pound, Egyptian Pound, Australian Dollar and Romanian Leu. These contracts, with notional amounts of $78.0 million, generally do not exceed 90 days in duration. See Note 12, Financial Derivatives, of “Notes to Consolidated Financial Statements” for further information.
We evaluate the credit quality of potential counterparties to derivative transactions and only enter into contracts with those considered to have minimal credit risk. We periodically monitor changes to counterparty credit quality as well as our concentration of credit exposure to individual counterparties. We do not use derivative instruments for trading or speculative purposes.
Interest Rate Risk
Our exposure to interest rate risk results from variable debt outstanding under the revolving credit facility under our Credit Agreement. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. During 2010, we had no debt outstanding under the revolving credit facility.
We have not historically used derivative instruments to manage exposure to changes in interest rates.
Item 8. Financial Statements and Supplementary Data
The financial statements and supplementary data required by this item are located beginning on page 56 and page 38 of this report, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.
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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management believes that, as of December 31, 2010, our internal control over financial reporting was effective.
Attestation Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 48.
Changes to Internal Control Over Financial Reporting
The Company acquired ICT on February 2, 2010. The Company began to integrate ICT into its internal control over financial reporting structure subsequent to the acquisition date. As such, there have been changes during the year ended December 31, 2010 associated with the establishment of internal control over financial reporting with respect to ICT. ICT has been included in management’s report of internal control over financial reporting as of December 31, 2010.
There were no other changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sykes Enterprises, Incorporated
Tampa, Florida
We have audited the internal control over financial reporting of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 8, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Certified Public Accountants Tampa, Florida
March 8, 2011

Item 9B. Other Information
None.
PART III
Items 10. through 14.
All information required by Items 10 through 14, with the exception of information on Executive Officers which appears in this report in Item 1 under the caption “Executive Officers”, is incorporated by reference to SYKES’ Proxy Statement for the 2011 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
(1)	Consolidated Financial Statements

The Index to Consolidated Financial Statements is set forth on page 56 of this report.

(2)	Financial Statements Schedule

Schedule II — Valuation and Qualifying Accounts is set forth on page 109 of this report.

Other schedules have been omitted because they are not required or applicable or the information is included in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits:

Exhibit
Number	Exhibit Description

2.1	Articles of Merger between Sykes Enterprises, Incorporated, a North Carolina Corporation, and Sykes Enterprises, Incorporated, a Florida Corporation, dated March 1, 1996. (1)

2.2	Articles of Merger between Sykes Enterprises, Incorporated and Sykes Realty, Inc. (1)

2.3	Shareholder Agreement dated December 11, 1997, by and among Sykes Enterprises, Incorporated and HealthPlan Services Corporation. (2)

2.4	Stock Purchase Agreement, dated September 1, 1998, between Sykes Enterprises, Incorporated and HealthPlan Services Corporation. (4)

2.5	Merger Agreement, dated as of June 9, 2000, among Sykes Enterprises, Incorporated, SHPS, Incorporated, Welsh Carson Anderson and Stowe, VIII, LP ("WCAS") and Slugger Acquisition Corp. (9)

2.6	Agreement and Plan of Merger, dated as of October 5, 2009, among ICT Group, Inc., Sykes Enterprises, Incorporated, SH Merger Subsidiary I, Inc., and SH Merger Subsidiary II, LLC (26)

3.1	Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (5)

3.2	Articles of Amendment to Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (6)

3.3	Bylaws of Sykes Enterprises, Incorporated, as amended. (17)

4.1	Specimen certificate for the Common Stock of Sykes Enterprises, Incorporated. (1)

10.1	1996 Employee Stock Option Plan. (1)*

10.2	Amended and Restated 1996 Non-Employee Director Stock Option Plan. (10)*

10.3	1996 Non-Employee Directors’ Fee Plan. (1)*

10.4	2004 Non-Employee Directors’ Fee Plan. (15)*

10.5	First Amended and Restated 2004 Non-Employee Director's Fee Plan. (23)*

10.6	Second Amended and Restated 2004 Non-Employee Director's Fee Plan. (25)*

10.7	Third Amended and Restated 2004 Non-Employee Director's Fee Plan. (27)*

10.8	Form of Split Dollar Plan Documents. (1)*

Exhibit
Number	Exhibit Description
10.9	Form of Split Dollar Agreement. (1)*

10.10	Form of Indemnity Agreement between Sykes Enterprises, Incorporated and directors & executive officers. (1)

10.11	1997 Management Stock Incentive Plan. (3)*

10.12	1999 Employees’ Stock Purchase Plan. (7)*

10.13	2000 Stock Option Plan. (8)*

10.14	2001 Equity Incentive Plan. (11)*

10.15	Deferred Compensation Plan. . (17)*

10.16	2004 Non-Employee Director Stock Option Plan. (14)*

10.17	Form of Restricted Share And Stock Appreciation Right Award Agreement dated as of March 29, 2006. (18)*

10.18	Form of Restricted Share And Bonus Award Agreement dated as of March 29, 2006. (18)*

10.19	Form of Restricted Share Award Agreement dated as of May 24, 2006. (19)*

10.20	Form of Restricted Share And Stock Appreciation Right Award Agreement dated as of January 2, 2007. (21)*

10.21	Form of Restricted Share Award Agreement dated as of January 2, 2007. (21)*

10.22	Form of Restricted Share and Stock Appreciation Right Award Agreement dated as of January 2, 2008. (22)*

10.23	Founder’s Retirement and Consulting Agreement dated December 10, 2004 between Sykes Enterprises, Incorporated and John H. Sykes. (16)*

10.24	Amended and Restated Employment Agreement dated as of December 30, 2008 between Sykes Enterprises, Incorporated and Charles E. Sykes. (28)*

10.25	Stock Option Agreement dated as of March 15, 2002 between Sykes Enterprises, Incorporated and Charles E. Sykes. (13)*

10.26	Stock Option Agreement (Performance Accelerated Option) dated as of March 15, 2002 between Sykes Enterprises, Incorporated and Charles E. Sykes. (13)*

10.27	Amended and Restated Employment Agreement dated as of December 30, 2008 between Sykes Enterprises, Incorporated and W. Michael Kipphut. (28)*

10.28	Stock Option Agreement dated as of October 1, 2001, between Sykes Enterprises, Incorporated and W. Michael Kipphut. (12)*

10.29	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and Jenna R. Nelson. (28)*

10.30	Stock Option Agreement dated as of March 11, 2002 between Sykes Enterprises, Incorporated and Jenna R. Nelson. (13)*

10.31	Stock Option Agreement dated as of October 1, 2001, between Sykes Enterprises, Incorporated and James T. Holder. (12)*

10.32	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and James T. Holder. (28)*

Exhibit
Number	Exhibit Description
10.33	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and William N. Rocktoff. (28)*

10.34	Stock Option Agreement dated as of March 18, 2002 between Sykes Enterprises, Incorporated and William Rocktoff. (13)*

10.35	Stock Option Agreement dated as of March 18, 2002 between Sykes Enterprises, Incorporated and William Rocktoff. (13)*

10.36	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and James Hobby, Jr. (28)*

10.37	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and Daniel L. Hernandez. (28)*

10.38	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and David L. Pearson. (28)*

10.39	Amended and Restated Employment Agreement, dated as of December 29, 2008 between Sykes Enterprises, Incorporated and Lawrence R. Zingale. (28)*

10.40	Credit Agreement, dated March 30, 2009, between Sykes Enterprises, Incorporated, the lenders party thereto and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (29)

10.41	First Amendment Agreement, dated as of December 11, 2009, to Credit Agreement, dated March 30, 2009, between Sykes Enterprises, Incorporated, the lenders party thereto and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (30)

10.42	Credit Agreement between Sykes (Bermuda) Holdings Limited and KeyBank National Association, dated December 11, 2009 (30)

10.43	Guaranty of Payment of Sykes Enterprises, Incorporated in favor of KeyBank National Association, dated December 11, 2009 (30)

10.44	Credit Agreement, dated February 2, 2010, between Sykes Enterprises, Incorporated, the lenders party thereto and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (31)

10.45	First Amendment Agreement, dated April 23, 2010, to Credit Agreement, dated February 2, 2010, between Sykes Enterprises, Incorporated, the lenders party thereto and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent. (32)

10.46	Second Amendment Agreement, dated July 16, 2010, to Credit Agreement, dated February 2, 2010, between Sykes Enterprises, Incorporated, the lenders party thereto and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent. (32)

10.47	Lease Agreement, dated January 25, 2008, Lease Amendment Number One and Lease Amendment Number Two dated February 12, 2008 and May 28, 2008 respectively, between Sykes Enterprises, Incorporated and Kingstree Office One, LLC. (24)

10.48	Continuing Services Agreement between Sykes Enterprises, Incorporated and JHS Equity, LLC, dated May 28, 2008. (24)

10.49	Stock Purchase Agreement between Sykes Enterprises, Incorporated (not as a Seller), SEI International Services S.a.r.l. (as Seller), Sykes Enterprises Incorporated Holdings, BV (as Seller) and Antonio Marcelo Cid, Humberto Daniel Sahade as Buyers, dated December 13, 2010. (33)

Exhibit
Number	Exhibit Description
10.50	Stock Purchase Agreement between Sykes Enterprises, Incorporated (not as a Seller), ICT Group Netherlands B.V. (as Seller), ICT Group Netherlands Holdings, B.V. (as Seller) and Carolina Gaito, Claudio Martin, Fernando A. Berrondo, Gustavo Rosetti as Buyers, dated December 24, 2010. (34)

14.1	Code of Ethics. (35)

21.1	List of subsidiaries of Sykes Enterprises, Incorporated.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney relating to subsequent amendments (included on the signature page of this report).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to Section 1350.

*	Indicates management contract or compensatory plan or arrangement.

(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-2324) and incorporated herein by reference.

(2)	Filed as Exhibit 2.12 to the Registrant’s Form 10-K filed with the Commission on March 16, 1998, and incorporated herein by reference.

(3)	Filed as Exhibit 10.14 to the Registrant’s Form 10-Q filed with the Commission on July 28, 1998, and incorporated herein by reference.

(4)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 25, 1998, and incorporated herein by reference.

(5)	Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed with the Commission on October 23, 1997, and incorporated herein by reference.

(6)	Filed as Exhibit 3.2 to the Registrant’s Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.

(7)	Filed as Exhibit 10.19 to the Registrant’s Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.

(8)	Filed as Exhibit 10.23 to the Registrant’s Form 10-K filed with the Commission on March 29, 2000, and incorporated herein by reference.

(9)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 17, 2000, and incorporated herein by reference.

(10)	Filed as Exhibit 10.12 to Registrant’s Form 10-Q filed with the Commission on May 7, 2001, and incorporated herein by reference.

(11)	Filed as Exhibit 10.32 to Registrant’s Form 10-Q filed with the Commission on May 7, 2001, and incorporated herein by reference.

(12)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 19, 2002, and incorporated herein by reference.

(13)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on May 10, 2002, and incorporated herein by reference.

(14)	Filed as an Exhibit to Registrant’s Proxy Statement for the 2004 annual meeting of shareholders filed with the Commission April 6, 2004.

(15)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on August 9, 2004, and incorporated herein by reference.

(16)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2004, and incorporated herein by reference.

(17)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 22, 2005, and incorporated herein by reference.

(18)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on

April 4, 2006, and incorporated herein by reference.

(19)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on May 31, 2006, and incorporated herein by reference.

(20)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2006, and incorporated herein by reference.

(21)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2006, and incorporated herein by reference.

(22)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on January 8, 2008, and incorporated herein by reference.

(23)	Filed as an Exhibit to the Registrant’s Form 10-Q filed with the Commission on May 7, 2008, and incorporated herein by reference.

(24)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on May 29, 2008, and incorporated herein by reference.

(25)	Filed as an Exhibit to the Registrant’s Form 10-Q filed with the Commission on November 5, 2008, and incorporated herein by reference.

(26)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2009, and incorporated herein by reference.

(27)	Filed as an Exhibit to the Registrant’s Proxy Statement for the 2009 annual meeting of shareholders filed with the Commission on April 22, 2009, and incorporated herein by reference.

(28)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2009, and incorporated herein by reference.

(29)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on April 1, 2009, and incorporated herein by reference.

(30)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 14, 2009, and incorporated herein by reference.

(31)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2010, and incorporated herein by reference.

(32)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2010, and incorporated herein by reference.

(33)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2010, and incorporated herein by reference.

(34)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 30, 2010, and incorporated herein by reference.

(35)	Available on the Registrant’s website at www.sykes.com, by clicking on “Investor Relations” and then “Corporate Governance” under the heading “Corporate Governance.”

          Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 8th day of March 2011.

SYKES ENTERPRISES, INCORPORATED (Registrant)
By:	/s/ W. Michael Kipphut
W. Michael Kipphut,
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Signature	Title	Date
/s/ Paul L. Whiting Paul L. Whiting	Chairman of the Board	March 8, 2011

/s/ Charles E. Sykes Charles E. Sykes	President and Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2011

/s/ Furman P. Bodenheimer, Jr. Furman P. Bodenheimer, Jr.	Director	March 8, 2011

/s/ Mark C. Bozek Mark C. Bozek	Director	March 8, 2011

/s/ Lt. Gen. Michael P. Delong (Ret.) Lt. Gen. Michael P. Delong (Ret.)	Director	March 8, 2011

/s/ H. Parks Helms H. Parks Helms	Director	March 8, 2011

/s/ Iain A. Macdonald Iain A. Macdonald	Director	March 8, 2011

/s/ James S. MacLeod James S. MacLeod	Director	March 8, 2011

/s/ Linda F. McClintock-Greco M.D. Linda F. McClintock-Greco M.D.	Director	March 8, 2011

/s/ William J. Meurer William J. Meurer	Director	March 8, 2011

/s/ James K. Murray, Jr. James K. Murray, Jr.	Director	March 8, 2011

/s/ W. Michael Kipphut W. Michael Kipphut	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sykes Enterprises, Incorporated
Tampa, Florida
We have audited the accompanying consolidated balance sheets of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sykes Enterprises, Incorporated and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Certified Public Accountants Tampa, Florida

March 8, 2011

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

(in thousands, except per share data)	December 31, 2010	December 31, 2009

Assets
Current assets:
Cash and cash equivalents	$189,829	$279,853
Restricted cash	519	80,342
Receivables, net	248,842	167,666
Prepaid expenses	10,704	9,419
Other current assets	22,394	10,574

Total current assets	472,288	547,854
Property and equipment, net	113,703	80,264
Goodwill	122,303	21,209
Intangibles, net	52,752	2,091
Deferred charges and other assets	33,554	21,053

	$794,600	$672,471

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$-	$75,000
Accounts payable	30,635	21,725
Accrued employee compensation and benefits	65,267	51,127
Current deferred income tax liabilities	3,347	6,453
Income taxes payable	2,605	3,341
Deferred revenue	31,255	30,083
Other accrued expenses and current liabilities	25,621	12,689

Total current liabilities	158,730	200,418
Deferred grants	10,807	11,005
Long-term income tax liabilities	28,876	5,376
Other long-term liabilities	12,992	4,998

Total liabilities	211,405	221,797

Commitments and loss contingency (Note 23)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value, 200,000 shares authorized; 47,066 and 41,817 shares issued, respectively	471	418
Additional paid-in capital	302,911	166,514
Retained earnings	265,676	280,399
Accumulated other comprehensive income	15,108	7,819
Treasury stock at cost: 81 shares and 329 shares, respectively	(971)	(4,476)

Total shareholders’ equity	583,195	450,674

	$794,600	$672,471

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2010	2009	2008

Revenues	$1,158,718	$813,574	$782,295

Operating expenses:
Direct salaries and related costs	751,490	516,456	497,913
General and administrative	373,772	222,192	216,871
(Recovery) of regulatory penalties	(418)	-	-
Net (gain) on insurance settlement	(1,991)	-	-
Impairment of goodwill and intangibles	362	1,908	-
Impairment of long-lived assets	3,280	-	-

Total operating expenses	1,126,495	740,556	714,784

Income from continuing operations	32,223	73,018	67,511

Other income (expense):
Interest income	1,205	2,295	5,441
Interest (expense)	(5,627)	(707)	(178)
Impairment (loss) on investment in SHPS	-	(2,089)	-
Other income (expense)	(5,906)	(257)	11,298

Total other income (expense)	(10,328)	(758)	16,561

Income from continuing operations before income taxes	21,895	72,260	84,072
Income taxes	2,197	26,118	21,421

Income from continuing operations, net of taxes	19,698	46,142	62,651

(Loss) from discontinued operations, net of taxes	(6,476)	(2,931)	(2,090)
(Loss) on sale of discontinued operations, net of taxes	(23,495)	-	-

Net income (loss)	$(10,273)	$43,211	$60,561

Net income (loss) per share common share:
Basic:
Continuing operations	$0.43	$1.13	$1.54
Discontinued operations	(0.65)	(0.07)	(0.05)

Net income (loss) per common share	$(0.22)	$1.06	$1.49

Diluted:
Continuing operations	$0.43	$1.12	$1.53
Discontinued operations	(0.65)	(0.07)	(0.05)

Net income (loss) per common share	$(0.22)	$1.05	$1.48

Weighted average shares:
Basic	46,030	40,707	40,618
Diluted	46,133	41,026	40,961
See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock				Accumulated
			Additional		Other
	Shares		Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Amount	Capital	Earnings	Income (Loss)	Stock	Total

Balance at January 1, 2008	45,537	$455	$184,184	$195,203	$37,457	$(51,978)	$365,321

Adjustment upon adoption of ASC 715-60 (Note 24)	-	-	-	(482)	-	-	(482)
Issuance of common stock	105	1	1,173	-	-	-	1,174
Stock-based compensation expense	-	-	4,756	-	-	-	4,756
Excess tax benefit from stock- based compensation	-	-	712	-	-	-	712
Issuance of common stock and restricted stock under equity award plans	236	3	61	-	-	(100)	(36)
Repurchase of common stock	-	-	-	-	-	(512)	(512)
Retirement of treasury stock	(4,644)	(46)	(33,346)	(18,094)	-	51,486	-
Issuance of common stock for business acquisition	37	-	676	-	-	-	676
Comprehensive income (loss)	-	-	-	60,561	(48,140)	-	12,421

Balance at December 31, 2008	41,271	413	158,216	237,188	(10,683)	(1,104)	384,030

Issuance of common stock	291	2	3,166	-	-	-	3,168
Stock-based compensation expense	-	-	5,158	-	-	-	5,158
Excess tax benefit from stock- based compensation	-	-	878	-	-	-	878
Issuance of common stock and restricted stock under equity award plans	255	3	(904)	-	-	(179)	(1,080)
Repurchase of common stock	-	-	-	-	-	(3,193)	(3,193)
Comprehensive income	-	-	-	43,211	18,502	-	61,713

Balance at December 31, 2009	41,817	418	166,514	280,399	7,819	(4,476)	450,674

Issuance of common stock	2	-	37	-	-	-	37
Stock-based compensation expense	-	-	4,935	-	-	-	4,935
Excess tax benefit from stock- based compensation	-	-	354	-	-	-	354
Issuance of common stock and restricted stock under equity award plans	204	2	(1,083)	-	-	(201)	(1,282)
Repurchase of common stock	-	-	-	-	-	(5,212)	(5,212)
Retirement of treasury stock	(558)	(6)	(4,462)	(4,450)	-	8,918	-
Issuance of common stock for business acquisition	5,601	57	136,616	-	-	-	136,673
Comprehensive income (loss)	-	-	-	(10,273)	7,289	-	(2,984)

Balance at December 31, 2010	47,066	$471	$302,911	$265,676	$15,108	$(971)	$583,195

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(10,273)	$43,211	$60,561
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	57,932	28,323	27,965
Impairment losses	4,324	3,997	-
Unrealized foreign currency transaction (gains) losses, net	(4,918)	4,372	567
Stock-based compensation expense	4,935	5,158	4,756
Excess tax benefit from stock-based compensation	(354)	(878)	(712)
Deferred income tax (benefit) provision	(17,142)	10,165	1,354
Net loss on disposal of property and equipment	232	197	322
Bad debt expense	170	1,022	554
Write-down of value added tax receivables	551	536	592
Unrealized (gains) losses on financial instruments, net	(1,479)	(437)	1,395
(Recovery) of regulatory penalties	(418)	-	-
Amortization of discount on short-term investments	-	-	(173)
Amortization of actuarial (gains) on pension	(198)	(61)	(66)
Foreign exchange (gain) loss on liquidation of foreign entities	7	(3)	4
Increase (decrease) in valuation allowance on deferred tax assets	102	(5,807)	-
Amortization of unrealized (gain) on postretirement obligation	(34)	(31)	-
Amortization of deferred loan fees	2,918	268	-
Net (gain) on insurance settlement	(1,991)	-	-
Loss on sale of discontinued operations	29,901	-	-

Changes in assets and liabilities, net of acquisition:
Receivables	(10,716)	(9,262)	(23,705)
Prepaid expenses	3,465	(719)	1,360
Other current assets	(4,797)	46	(1,035)
Deferred charges and other assets	2,740	(2,045)	(1,671)
Accounts payable	(2,174)	(2,186)	4,396
Income taxes receivable / payable	(6,180)	6,462	(1,151)
Accrued employee compensation and benefits	(6,601)	2,654	4,596
Other accrued expenses and current liabilities	9,329	1,336	(456)
Deferred revenue	258	(679)	925
Other long-term liabilities	(4,527)	1,973	479

Net cash provided by operating activities	45,062	87,612	80,857

Cash flows from investing activities:
Capital expenditures	(28,516)	(30,277)	(34,677)
Cash paid for business acquisition, net of cash acquired	(77,174)	-	(2,400)
Proceeds from sale of property and equipment	49	216	170
Sale of short-term investments	-	-	17,535
Investment in restricted cash	(187)	(80,002)	(997)
Release of restricted cash	80,000	839	847
Cash divested on sale of discontinued operations	(14,462)	-	-
Proceeds from insurance settlement	1,991	-	-
Other	-	-	(129)

Net cash (used for) investing activities	(38,299)	(109,224)	(19,651)

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(continued)

	Years Ended December 31,
(in thousands)	2010	2009	2008
Cash flows from financing activities:
Payment of long term debt	(75,000)	-	-
Proceeds from issuance of long term debt	75,000	-	-
Proceeds from issuance of stock	37	3,168	1,174
Excess tax benefit from stock-based compensation	354	878	712
Cash paid for repurchase of common stock	(5,212)	(3,193)	(512)
Proceeds from grants	148	3,491	123
Proceeds from short-term debt	-	75,000	26
Payments on short-term debt	(85,000)	-	(26)
Shares repurchased for minimum tax withholding on equity awards	(1,282)	(1,080)	-
Cash paid for loan fees related to debt	(3,035)	(1,427)	-

Net cash (used for) provided by financing activities	(93,990)	76,837	1,497

Effects of exchange rates on cash	(2,797)	5,578	(21,335)

Net increase (decrease) in cash and cash equivalents	(90,024)	60,803	41,368
Cash and cash equivalents – beginning	279,853	219,050	177,682

Cash and cash equivalents – ending	$189,829	$279,853	$219,050

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$2,924	$1,008	$369
Cash paid during period for income taxes	$20,577	$14,660	$23,635

Non-cash transactions:
Property and equipment additions in accounts payable	$2,317	$1,612	$5,318
Unrealized gain on postretirement obligation in accumulated other comprehensive income (loss)	$70	$276	$-
Issuance of common stock for business acquisition	$136,673	$-	$676
See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business — The Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES” or the “Company”) provides outsourced customer contact management solutions and services in the business process outsourcing arena to companies, primarily within the communications, financial services, technology/consumer, transportation and leisure, healthcare and other industries. SYKES provides flexible, high-quality outsourced customer contact management services (with an emphasis on inbound technical support and customer service), which includes customer assistance, healthcare and roadside assistance, technical support and product sales to its clients’ customers. Utilizing SYKES’ integrated onshore/offshore global delivery model, SYKES provides its services through multiple communication channels encompassing phone, e-mail, Internet, text messaging and chat. SYKES complements its outsourced customer contact management services with various enterprise support services in the United States that encompass services for a company’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, SYKES also provides fulfillment services including multilingual sales order processing via the Internet and phone, payment processing, inventory control, product delivery and product returns handling. The Company has operations in two reportable segments entitled (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, in which the client base is primarily companies in the United States that are using the Company’s services to support their customer management needs; and (2) EMEA, which includes Europe, the Middle East and Africa.
On February 2, 2010, the Company completed the acquisition of ICT Group, Inc., pursuant to the Agreement and Plan of Merger, dated October 5, 2009. The Company has reflected the operating results in the Consolidated Statement of Operations for the period from February 2, 2010 to December 31, 2010. See Note 2, Acquisition of ICT, for additional information on the acquisition of this business.
In December 2010, the Company committed to a plan and sold its Argentine operations, pursuant to stock purchase agreements, dated December 16, 2010 and December 29, 2010. The Company has reflected the operating results related to the Argentine operations as discontinued operations in the Consolidated Statements of Operations for all periods presented. Cash flows from discontinued operations are included in the Consolidated Statements of Cash Flows for all periods presented. See Note 3, Discontinued Operations, for additional information on the sale of the Argentine operations.
Principles of Consolidation — The Consolidated Financial Statements include the accounts of SYKES and its wholly-owned subsidiaries and controlled majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Recognition of Revenue — Revenue is recognized in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 605 “Revenue Recognition.” The Company primarily recognizes its revenues from services as those services are performed, which is based on either a per minute, per hour, per call or per transaction basis, under a fully executed contractual agreement and records reductions to revenues for contractual penalties and holdbacks for failure to meet specified minimum service levels and other performance based contingencies. Revenue recognition is limited to the amount that is not contingent upon delivery of any future product or service or meeting other specified performance conditions. Product sales, accounted for within fulfillment services, are recognized upon shipment to the customer and satisfaction of all obligations.
In accordance with ASC 605-25, “Revenue Recognition - Multiple-Element Arrangements”, revenues from contracts with multiple-deliverables is allocated to separate units of accounting based on their relative fair value, if the deliverables in the contract(s) meet the criteria for such treatment. Certain fulfillment services contracts contain multiple-deliverables. Additionally, the Company had a contract containing multiple-deliverables for customer contact management services and fulfillment services that ended during 2008. Separation criteria includes whether a delivered item has value to the customer on a stand-alone basis, whether there is objective and reliable evidence of the fair value of the undelivered items and, if the arrangement includes a general right of return related to a delivered item, whether delivery of the undelivered item is considered probable and in the Company’s control. Fair value is the price of a deliverable when it is regularly sold on a stand-alone basis, which generally consists of vendor-specific objective evidence of fair value. If there is no evidence of the fair value for a delivered product or service, revenue is allocated first to the fair value of the undelivered product or service and then the residual revenue is allocated to the delivered product or service. If there is no evidence of the fair value for an undelivered product or service, the contract(s) is accounted for as a single unit of accounting, resulting in delay of revenue recognition for the delivered product or service until the undelivered product or service portion of the contract is complete. The Company recognizes revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding client acceptance are resolved, and there are no client-negotiated refund or return rights affecting the revenue recognized for delivered elements. Once the Company determines the allocation of revenues between deliverable elements, there are no further changes in the revenue allocation. If the separation criteria are met, revenues from these services is recognized as the services are performed under a fully executed contractual agreement. If the separation criteria are not met because there is insufficient evidence to determine fair value of one of the deliverables, all of the services are accounted for as a single combined unit of accounting. For these deliverables with insufficient evidence to determine fair value, revenue is recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate. As of December 31, 2010, the Company has no contracts containing multiple-deliverables for customer contact management services and fulfillment services.
Cash and Cash Equivalents — Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash in the amount of $189.8 million and $279.9 million at December 31, 2010 and 2009, respectively, was primarily held in interest bearing investments, which have original maturities of less than 90 days. Cash and cash equivalents of $173.9 million and $179.3 million at December 31, 2010 and 2009, respectively, were held in international operations and may be subject to additional taxes if repatriated to the United States.
Restricted Cash – Restricted cash includes cash whereby the Company’s ability to use the funds at any time is contractually limited or is generally designated for specific purposes arising out of certain contractual or other obligations.
Allowance for Doubtful Accounts — The Company maintains allowances for doubtful accounts on trade account receivables for estimated losses arising from the inability of its customers to make required payments. The Company’s estimate is based on factors surrounding the credit risk of certain clients, historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change if the financial condition of the Company’s customers were to deteriorate, resulting in a reduced ability to make payments.
Property and Equipment — Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Improvements to leased premises are amortized over the shorter of the related lease term or the estimated useful lives of the improvements. Cost and related accumulated depreciation on assets retired or disposed of are removed from the accounts and any resulting gains or losses are credited or charged to income. Depreciation expense was $48.6 million, $26.5 million and $25.1 million for 2010, 2009 and 2008, respectively. Property and equipment includes $2.3 million, $1.6 million and $5.3 million of additions included in accounts payable at December 31, 2010, 2009 and 2008, respectively. Accordingly, non-cash transactions have been excluded from the accompanying Consolidated Statements of Cash Flows for 2010, 2009 and 2008, respectively.
The Company capitalizes certain costs incurred to internally develop software upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Capitalized internally developed software costs, net of accumulated amortization, were $0.1 million and $0.3 million at December 31, 2010 and 2009, respectively.
The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360 “Property, Plant and Equipment.” For purposes of recognition and measurement of an impairment loss, assets are grouped at the lowest levels for which there are identifiable cash flows (the “reporting unit”). An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. Except as discussed in Note 5, Fair Value, the Company determined that its property and equipment were not impaired as of December 31, 2010.
Rent Expense —The Company has entered into several operating lease agreements, some of which contain provisions for future rent increases, rent free periods, or periods in which rent payments are reduced. The total amount of the rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease in accordance with ASC 840 “Leases.”
Investment in SHPS — The Company held a noncontrolling interest in SHPS, Inc. (“SHPS”), which was accounted for at cost of approximately $2.1 million as of December 31, 2008. In June 2009, the Company received notice from SHPS that the shareholders of SHPS had approved a merger agreement between SHPS and SHPS Acquisition, Inc., pursuant to which the common stock of SHPS, including the common stock owned by the Company, would be converted into the right to receive $0.000001 per share in cash. SHPS informed the Company that it believed the estimated fair value of the SHPS common stock to be equal to such per share amount. As a result of this transaction and evaluation of the Company’s legal options, the Company believed it was more likely than not that it would not be able to recover the $2.1 million carrying value of the investment in SHPS. Therefore, due to the decline in value that is other than temporary, management recorded a non-cash impairment loss of $2.1 million included in “Impairment loss on investment in SHPS” during 2009. Subsequent to the recording of the impairment loss, the Company liquidated its noncontrolling interest in SHPS by converting its SHPS common stock into cash for $0.000001 per share during 2009.
Investments Held in Rabbi Trust for Former ICT Chief Executive Officer —Securities held in a rabbi trust for a nonqualified plan trust agreement dated February 1, 2010 (the “Trust Agreement”) with respect to severance payable to John Brennan, the former chief executive officer of ICT, include the fair market value of debt securities, primarily United States (“U.S.”) Treasury Bills. See Note 13, Investments Held in Rabbi Trusts, for further information. The fair market value of these debt securities, classified as trading securities in accordance with ASC 320 “Investment – Debt and Equity Securities”, is determined by quoted market prices and is adjusted to the current market price at the end of each reporting period. The net realized and unrealized gains and losses on trading securities, which are included in “Other income and expense” in the accompanying Consolidated Statements of Operations, are not material for the year ended December 31, 2010. For purposes of determining realized gains and losses, the cost of securities sold is based on specific identification.
The “Accrued employee compensation and benefits” in the accompanying Consolidated Balance Sheet as of December 31, 2010 includes a $0.1 million obligation for severance payable to the former executive due in varying installments in accordance with the Trust Agreement, with a final payment in January 2011.
Goodwill — The Company accounts for goodwill and other intangible assets under ASC 350 (“ASC 350”) “Intangibles — Goodwill and Other.” The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time. Goodwill and other intangible assets with indefinite lives are not subject to amortization, but instead must be reviewed at least annually, and more frequently in the presence of certain circumstances, for impairment by applying a fair value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values, as appropriate, and an analysis of our market capitalization. Under ASC 350, the carrying value of assets is calculated at the reporting unit. If the fair value of the reporting unit is less than its carrying value, goodwill is considered impaired and an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.
The Company completed its annual goodwill impairment test during the quarter ended September 30, 2010, which included the consideration of certain economic factors and determined that the carrying amount of goodwill was not impaired, except as discussed in Note 6, Goodwill and Intangible Assets.
Intangible Assets — Intangible assets, primarily customer relationships, trade names, existing technologies and covenants not to compete, are amortized using the straight-line method over their estimated useful lives which approximate the pattern in which the economic benefits of the assets are consumed. The Company periodically evaluates the recoverability of intangible assets and takes into account events or changes in circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Fair value for intangible assets is based on discounted cash flows, market multiples and/or appraised values as appropriate. The Company does not have intangible assets with indefinite lives. See Note 6, Goodwill and Intangible Assets, for further information regarding the impairment of intangible assets recorded in 2010 and 2009.
Value Added Tax Receivables — The Philippine operations are subject to Value Added Tax (“VAT”), which is usually applied to all goods and services purchased throughout the Philippines. Upon validation and certification of the VAT receivables by the Philippine government, the VAT receivables are held for sale through third-party brokers. The Company sells VAT credits to others due to its current tax holiday status in the Philippines and resulting inability to fully utilize these credits. This process through collection typically takes three to five years. The VAT receivables balance is recorded at its net realizable value.
Income Taxes — The Company accounts for income taxes under ASC 740 (“ASC 740”) “Income Taxes” which requires recognition of deferred tax assets and liabilities to reflect tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the accompanying Consolidated Financial Statements. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that the deferred tax assets will not be realized in accordance with the criteria of ASC 740. Valuation allowances are established against deferred tax assets due to an uncertainty of realization. Valuation allowances are reviewed each period on a tax jurisdiction by tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence, in accordance with criteria of ASC 740, to support a change in judgment about the realizability of the related deferred tax assets. Uncertainties regarding expected future income in certain jurisdictions could affect the realization of deferred tax assets in those jurisdictions.
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
Self-Insurance Programs — The Company self-insures for certain levels of workers’ compensation. Estimated costs of this self-insurance program are accrued at the projected settlements for known and anticipated claims. The self-insurance liabilities total $0.2 million and $0.3 million as of December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, self-insurance liabilities of $0.1 million and $0.1 million, respectively, are included in “Accrued employee compensation and benefits”, and $0.1 million and $0.2 million, respectively, are included in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.
Deferred Grants — Recognition of income associated with grants for land and the acquisition of property, buildings and equipment is deferred until after the completion and occupancy of the building and title has passed to the Company, and the funds have been released from escrow. The deferred amounts for both land and building are amortized and recognized as a reduction of depreciation expense included within general and administrative costs over the corresponding useful lives of the related assets. Amounts received in excess of the cost of the building are allocated to the cost of equipment and, only after the grants are released from escrow, recognized as a reduction of depreciation expense over the weighted average useful life of the related equipment, which approximates five years. Amortization of the deferred grants that is included as a reduction to “General and administrative” costs in the accompanying Consolidated Statements of Operations was approximately $1.1 million, $1.2 million and $1.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Upon sale of the related facilities, any deferred grant balance is recognized in full and is included in the gain on sale of property and equipment.
In addition, the Company received grants from a government entity in Ireland as an incentive to create and maintain permanent employment positions for a period of five years. The grants are repayable, under certain terms and conditions, if the Company’s relevant employment levels do not meet or exceed the employment levels set forth in the grant agreement. Accordingly, the grant monies received are deferred and amortized using the proportionate performance model over the five-year employment period. Amortization of the employment deferred grants, recorded as a reduction to “General and administrative” costs in the accompanying Consolidated Statements of Operations, was $0.1 million and $0.2 million for 2009 and 2008, respectively (none in 2010).
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
Stock-Based Compensation — The Company has three stock-based compensation plans: the 2001 Equity Incentive Plan (for employees and certain non-employees), the 2004 Non-Employee Director Fee Plan (for non-employee directors), both approved by the shareholders, and the Deferred Compensation Plan (for certain eligible employees). All of these plans are discussed more fully in Note 25, Stock-Based Compensation. Stock-based awards under these plans may consist of common stock, common stock units, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Company issues common stock and treasury stock to satisfy stock option exercises or vesting of stock awards.
In accordance with ASC 718 (“ASC 718”) “Compensation — Stock Compensation”, the Company recognizes in its Consolidated Statements of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Compensation expense for equity-based awards is recognized over the requisite service period, usually the vesting period, while compensation expense for liability-based awards (those usually settled in cash rather than stock) is re-measured to fair value at each balance sheet date until the awards are settled.
Fair Value of Financial Instruments — The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
•
Cash, Short-Term and Other Investments, Investments Held in Rabbi Trusts, Short-Term Debt and Accounts Payable. The carrying values for cash, short-term and other investments, investments held in rabbi trusts, short-term debt and accounts payable approximate their fair values.

•
Forward Currency Forward Contracts and Options. Forward currency forward contracts and options, including premiums paid on options, are recognized at fair value based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions, including adjustments for credit risk.

•	Long-Term Debt. The carrying value of long-term debt, including the current portion thereof, approximates its estimated fair value as it re-prices at varying interest rates.
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
Fair Value Hierarchy – ASC 820-10-35 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair value hierarchy:
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
Money Market and Open-End Mutual Funds - The Company uses quoted market prices in active markets to determine the fair value of money market and open-end mutual funds, which are classified in Level 1 of the fair value hierarchy.
Foreign Currency Forward Contracts and Options - The Company enters into foreign currency forward contracts and options over the counter and values such contracts using quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions, including adjustments for credit risk. The key inputs include forward or option foreign currency exchange rates and interest rates. These items are classified in Level 2 of the fair value hierarchy.
Investments Held in Rabbi Trusts - The investment assets of the rabbi trusts are valued using quoted market prices in active markets, which are classified in Level 1 of the fair value hierarchy. For additional information about the deferred compensation plan, refer to Note 13, Investments Held in Rabbi Trusts, and Note 25, Stock-Based Compensation.
Guaranteed Investment Certificates - Guaranteed investment certificates, with variable interest rates linked to the prime rate, approximate fair value due to the automatic ability to re-price with changes in the market; such items are classified in Level 2 of the fair value hierarchy.
Foreign Currency Translation — The assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is other than the U.S. Dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income, but is included in “Accumulated other comprehensive income (loss)” (“AOCI”), which is reflected as a separate component of shareholders’ equity until the sale or until the complete or substantially complete liquidation of the net investment in the foreign subsidiary. Foreign currency transactional gains and losses are included in “Other income (expense)” in the accompanying Consolidated Statements of Operations.
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
Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are recorded in AOCI, until the forecasted underlying transactions occur. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction within “Revenues”. Changes in the fair value of derivatives that are highly effective and designated as a net investment hedge are recorded in cumulative translation adjustment in AOCI, offsetting the change in cumulative translation adjustment attributable to the hedged portion of the Company’s net investment in the foreign operation. Any realized gains and losses from settlements of the net investment hedge remain in AOCI until partial or complete liquidation of the net investment. Ineffectiveness is measured based on the change in fair value of the forward contracts and options and the fair value of the hypothetical derivatives with terms that match the critical terms of the risk being hedged. Hedge ineffectiveness is recognized within “Revenues” for cash flow hedges and within “Other income (expense)” for net investment hedges. Cash flows from the derivative contracts are classified within the operating section in the accompanying Consolidated Statements of Cash Flows.
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. Hedges of a net investment in a foreign operation are linked to the specific foreign operation. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, the Company discontinues hedge accounting prospectively. At December 31, 2010, all hedges were determined to be highly effective.
The Company also periodically enters into forward contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivative instruments is to reduce the effects from fluctuations caused by volatility in currency exchange rates on the Company’s operating results and cash flows. All changes in the fair value of the derivative instruments are included in “Other income (expense)”. See Note 12, Financial Derivatives, for further information on financial derivative instruments.
New Accounting Standards Not Yet Adopted
In October 2009, the Financial Accounting Standards Board issued ASU No. 2009-13 which amended the accounting for multiple-deliverable revenue arrangements. The amended guidance will make it easier for companies to account for each deliverable in multiple-deliverable arrangements separately. The amended guidance will require the allocation of the overall consideration to each deliverable based upon its estimated selling price in absence of other objective evidence of selling prices. The amendment is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and was adopted for applicable transactions as of January 1, 2011. The Company does not expect the adoption of this amendment to materially impact its financial condition, results of operations and cash flows.
Note 2. Acquisition of ICT
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
The acquisition date fair value of the consideration transferred totaled $277.8 million, which consisted of the following (in thousands):

Total
Cash	$141,161
Common stock	136,673

$277,834

The fair value of the 5.6 million common shares issued was determined based on the Company’s closing share price of $24.40 on the acquisition date.
The cash portion of the acquisition was funded through borrowings consisting of a $75.0 million short-term loan from KeyBank and a $75 million Term Loan. See Note 19, Borrowings, for further information.
The Company accounted for the acquisition in accordance with ASC 805 “Business Combinations”, whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from ICT based on their estimated fair values as of the closing date. The Company finalized its purchase price allocation during the quarter ended December 31, 2010. The following table summarizes the estimated acquisition date fair values of the assets acquired and liabilities assumed, the measurement period adjustments that occurred during the quarter ended December 31, 2010 and the final purchase price allocation as of December 31, 2010 (in thousands):

	February 2,
	2010 (As	Measurement	February 2,
	initially	Period	2010 (As
	reported)	Adjustments	adjusted)
Cash and cash equivalents	$63,987	$-	$63,987
Receivables	75,890	-	75,890
Income tax receivable	2,844	(1,941)	903
Prepaid expenses	4,846	-	4,846
Other current assets	4,950	149	5,099

Total current assets	152,517	(1,792)	150,725
Property and equipment	57,910	-	57,910
Goodwill	90,123	7,647	97,770
Intangibles	60,310	-	60,310
Deferred charges and other assets	7,978	(3,965)	4,013
Short-term debt	(10,000)	-	(10,000)
Accounts payable	(12,412)	(168)	(12,580)
Accrued employee compensation and benefits	(23,873)	(1,309)	(25,182)
Income taxes payable	(2,451)	2,013	(438)
Other accrued expenses and current liabilities	(10,951)	(464)	(11,415)

Total current liabilities	(59,687)	72	(59,615)
Deferred grants	(706)	-	(706)
Long-term income tax liabilities	(5,573)	(19,924)	(25,497)
Other long-term liabilities (1)	(25,038)	17,962	(7,076)

	$277,834	$-	$277,834

(1)	Includes primarily long-term deferred tax liabilities.

The above fair values of assets acquired and liabilities assumed were based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The measurement period adjustments relate primarily to unrecognized tax benefits and related offsets, tax liabilities relating to the determination as of the date of the ICT acquisition that the Company intended to distribute a majority of the accumulated and undistributed earnings of the ICT Philippine subsidiary and its direct parent, ICT Group Netherlands B.V. to SYKES, its ultimate U.S. parent, and certain accrual adjustments related to labor and benefit costs in Argentina. As of December 31, 2010, the measurement period adjustments are complete.
Total net assets acquired (liabilities assumed) by operating segment as of February 2, 2010, the acquisition date, were as follows (in thousands):

	Americas	EMEA	Other	Consolidated
Net assets (liabilities)	$278,703	$(869)	$-	$277,834

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

The $97.8 million of goodwill was assigned to the Company’s Americas and EMEA operating segments in the amount of $97.7 million and $0.1 million, respectively. See Note 6, Goodwill and Intangible Assets, for impairment of EMEA’s goodwill recorded during the quarter ended September 30, 2010. The goodwill recognized is attributable primarily to synergies the Company expects to achieve as the acquisition increases the opportunity for sustained long-term operating margin expansion by leveraging general and administrative expenses over a larger revenue base. Pursuant to federal income tax regulations, the ICT acquisition was considered to be a non-taxable transaction; therefore, no amount of intangibles or goodwill from this acquisition will be deductible for tax purposes. The fair value of receivables acquired is $75.9 million, with the gross contractual amount being $76.4 million, of which $0.5 million was not expected to be collected.
After the ICT acquisition in February, 2010, the Company paid off the $10.0 million outstanding balance plus accrued interest of the ICT short-term debt assumed upon acquisition. The related interest expense included in “Interest expense” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2010 was not material.

The amount of ICT’s revenues and net loss since the February 2, 2010 acquisition date, included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2010, are $362.7 million and $(26.9) million, respectively. The following table presents the unaudited pro forma combined revenues and net earnings as if ICT had been included in the consolidated results of the Company for the entire year for the years ended December 31, 2010 and 2009. The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on January 1, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2010	2009
Revenues	$1,198,846	$1,198,737
Income from continuing operations, net of taxes	$42,087	$46,046
Income from continuing operations per common share:
Basic	$0.90	$0.99
Diluted	$0.90	$0.99
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
Acquisition-related costs of $46.3 million, comprised of $16.3 million in severance costs ($14.9 million in Corporate, $1.2 million in the Americas and $0.2 million in EMEA), $8.9 million in lease termination and other costs ($7.2 million in Americas and $1.7 million in EMEA), $9.3 million in transaction and integration costs (all Corporate), and $11.8 million in additional depreciation (in Americas) related to the increase in fair values of the acquired property and equipment and amortization of the fair values of the acquired intangibles, are included in “General and administrative” costs in the accompanying Consolidated Statement of Operations for the year ended December 31, 2010.
Note 3. Discontinued Operations
On December 16, 2010, the Board of Directors of SYKES, upon the recommendation of its Finance Committee, approved a plan to sell its Argentina operations, which were operated through two Argentine subsidiaries: Centro Interaccion Multimedia S.A. (“CIMSA”) and ICT Services of Argentina, S.A. (“ICT Argentina”), together the “Argentine operations.” CIMSA and ICT Argentina were offshore contact centers providing contact center services through a total of three centers in Argentina to clients in the United States and in the Republic of Argentina. The decision to exit Argentina was made due to surging costs, primarily chronic wage increases, which dramatically reduced the appeal of the Argentina footprint among the Company’s existing and new global clients and thus the overall future profitability of the Argentine operations.
On December 13, 2010, the Company entered a stock purchase agreement, and pursuant thereto, on December 16, 2010, the Company completed the sale of all of the shares of capital stock of CIMSA to individual purchasers for a nominal price. Pursuant to the CIMSA stock purchase agreement, immediately prior to closing, the Company made a capital contribution of $9.5 million to CIMSA to cover a portion of CIMSA’s liabilities. Immediately after closing, the purchasers made a capital contribution to CIMSA of $1.0 million, and CIMSA repaid a loan of $1.0 million to one of the Company’s subsidiaries. As this was a stock transaction, the Company has no future obligation with regard to CIMSA and there are no material post closing obligations.
Additionally, on December 22, 2010, the Company entered into a letter of intent (the “ICT Letter of Intent”) to sell all of the shares of capital stock of ICT Argentina to a group of individual purchasers for a nominal purchase price. Pursuant to the ICT Letter of Intent, immediately prior to closing, the Company funded ICT Argentina with a capital contribution of $3.5 million to cover a portion of ICT Argentina’s liabilities. On December 24, 2010, the Company entered into the stock purchase agreement, and pursuant thereto, on December 29, 2010, the Company completed the sale transaction. As this was a stock transaction, the Company has no future obligation with regard to ICT Argentina and there are no material post closing obligations.

The loss on the sale of the Argentine operations amounted to $29.9 million pre-tax and $23.5 million after tax at December 31, 2010. The sale of Argentine operations was a taxable transaction that resulted in a $6.4 million tax benefit. The effective tax rate on the loss on the sale of Argentina of 21.4% differs from the expected 35.0% statutory rate due to a valuation allowance established on the foreign deferred tax asset recognized as a result of the sale, partially offset by a reduction in U.S. taxes related to foreign earnings distributions and the write off of intercompany receivables resulting in tax benefits of $2.9 million and $3.5 million, respectively. No adjustments are expected related to the disposal.
As a result of the sale of the Argentine operations, the operating results related to the Argentine operations have been reflected as discontinued operations in the Consolidated Financial Statements for all periods presented. This business was historically reported by the Company as part of the Americas segment.
The results of the Argentine operations included in discontinued operations were as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Revenues	$40,676	$32,467	$36,895

(Loss) from discontinued operations before income taxes	$(6,476)	$(2,931)	$(2,090)
Income taxes (1)	-	-	-

(Loss) from discontinued operations, net of income taxes	$(6,476)	$(2,931)	$(2,090)

(1) There were no income taxes on the loss from discontinued operations for 2010, 2009 or 2008 as any tax benefit from the losses would be offset by a valuation allowance.
During the quarter ended September 30, 2010, in connection with its periodic review for impairment, the Company determined that the carrying value of certain long-lived assets, primarily leasehold improvements in one of its underutilized customer contact management centers in Argentina (a component of the Americas segment), were no longer recoverable and recorded an impairment charge of $0.5 million. In addition, during the quarter ended December 31, 2010, in connection with the plan to close certain of its underutilized customer contact management centers in Argentina (a component of the Americas segment), the Company recorded an impairment charge of $0.2 million related to long-lived assets, primarily leasehold improvements. The impairment charges represented the amount by which the carrying value exceeded the fair value of these assets which could not be redeployed to other locations and are included in discontinued operations in the accompanying Consolidated Statement of Operations for 2010.

The following table summarizes information about the Argentine operations for CIMSA (excludes ICT Argentina which was acquired on February 2, 2010) as of December 31, 2009 (in thousands):

Assets
Current assets:
Cash and cash equivalents	$1,389
Restricted cash	25
Receivables, net	9,755
Prepaid expenses	160
Other current assets	1,128

Total current assets	12,457
Property and equipment, net	3,449
Intangibles, net	1,826
Deferred charges and other assets	53

Total assets	17,785

Liabilities
Current liabilities:
Accounts payable	(5,444)
Accrued employee compensation and benefits	(2,580)
Income taxes payable	(45)
Deferred revenue	(547)
Other accrued expenses and current liabilities	(191)

Total current liabilities	(8,807)
Other long-term liabilities	(1,946)

Total liabilities	(10,753)

$7,032

Note 4. Costs Associated with Exit or Disposal Activities
Third Quarter 2010 Exit Plan
During the quarter ended September 30, 2010, consistent with the Company’s long-term goals to manage and optimize capacity utilization, the Company closed or committed to close four customer contact management centers in the Philippines and consolidated or committed to consolidate leased space in our Wilmington, Delaware and Newtown, Pennsylvania locations (the “Third Quarter 2010 Exit Plan”). These actions were in response to the facilities consolidation and capacity rationalization related to the ICT acquisition, enabling the Company to reduce operating costs by eliminating redundant space and to optimize capacity utilization rates where overlap exists. There are no employees affected by the Third Quarter 2010 Exit Plan. These actions were substantially completed by January 31, 2011.
The major costs incurred as a result of these actions are impairments of long-lived assets (primarily leasehold improvements) and facility-related costs (primarily consisting of those costs associated with the real estate leases) estimated at $10.0 million as of December 31, 2010 ($7.2 million as of September 30, 2010), all of which are in the Americas segment. This increase of $2.8 million during the quarter ended December 31, 2010 is primarily due to the change in the sublease estimates. The Company recorded $3.1 million of the costs associated with the Third Quarter 2010 Exit Plan as non-cash impairment charges included in “Impairment of long-lived assets” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2010 (see Note 5, Fair Value, for further information), while approximately $6.9 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ends in February 2017. Since the Company ceased using certain of these facilities during the quarter ended September 30, 2010, the Company charged $6.9 million to “General and administrative” costs in the accompanying Consolidated Statement of Operations related to the facility-related costs, of which $0.8 million was paid in cash.

The following table summarizes the 2010 accrued liability associated with the Third Quarter 2010 Exit Plan’s exit or disposal activities and related charges for the year ended December 31, 2010:

	Beginning			Ending
	Accrual at			Accrual at
	January 1,	2010	Cash	December 31,	Short-	Long-
	2010	Charges	Payments	2010	term (1)	term (2)	Total
Lease obligations and facility exit costs	$-	$6,944	$(803)	$6,141	$2,199	$3,942	$6,141

	$-	$6,944	$(803)	$6,141	$2,199	$3,942	$6,141

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheet.

(2)	Included in “Other long-term liabilities” in the accompanying Consolidated Balance Sheet.
Fourth Quarter 2010 Exit Plan
During the quarter ended December 31, 2010, in furtherance of the Company’s long-term goals to manage and optimize capacity utilization, the Company committed to and closed a customer contact management center in the United Kingdom and a customer contact management center in Ireland, both components of the EMEA segment (the “Fourth Quarter 2010 Exit Plan”). These actions further enable the Company to reduce operating costs by eliminating additional redundant space and to optimize capacity utilization rates where overlap exists. These actions were substantially completed by January 31, 2011. None of the revenues from the United Kingdom or Ireland facilities, which were approximately $1.3 million on an annualized basis, were captured and migrated to other facilities within the region. Loss from operations of the United Kingdom and Ireland for 2010 were not material to the consolidated income (loss) from continuing operations; therefore, their results of operations have not been presented as discontinued operations in the accompanying Consolidated Statements of Operations.
The major costs incurred as a result of these actions are facility-related costs (primarily consisting of those costs associated with the real estate leases), impairments of long-lived assets (primarily leasehold improvements and equipment) and severance related costs totaling $2.1 million. The Company recorded $0.2 million of the costs associated with the Fourth Quarter 2010 Exit Plan as non-cash impairment charges included in “Impairment of long-lived assets” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2010 (see Note 5, Fair Value, for further information), while approximately $1.7 million will be cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ends in March 2014, and $0.2 million will be cash expenditures for severance related costs. Since the Company ceased using these facilities during the quarter ended December 31, 2010, the Company charged $1.9 million to “General and administrative” costs in the accompanying Consolidated Statement of Operations, of which $0.2 million was paid in cash for severance-related costs.
The following table summarizes the 2010 accrued liability associated with the Fourth Quarter 2010 Exit Plan’s exit or disposal activities and related charges for the year ended December 31, 2010:

	Beginning			Ending
	Accrual at			Accrual at
	January 1,	2010	Cash	December 31,	Short-	Long-
	2010	Charges	Payments	2010	term (1)	term (2)	Total
Lease obligations and facility exit costs	$-	$1,711	$-	$1,711	$941	$770	$1,711
Severance and related costs	-	185	(185)	-	-	-	-

	$-	$1,896	$(185)	$1,711	$941	$770	$1,711

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheet.

(2)	Included in “Other long-term liabilities” in the accompanying Consolidated Balance Sheet.
In accordance with the Company’s 12 to 18 month integration timeline following the ICT acquisition, the Company expects to continue to evaluate opportunities for further such actions around facilities consolidation and capacity optimization.

See Note 3, Discontinued Operations, for impairment charges recorded in 2010 related to the Company’s Argentine operations, which were sold in December 2010.
ICT Restructuring Plan
As of February 2, 2010, the Company assumed the liabilities of ICT, including restructuring accruals in connection with ICT’s plans to reduce its overall cost structure and adapt to changing economic conditions by closing various customer contact management centers in Europe and Canada prior to the end of their existing lease terms (the “ICT Restructuring Plan”). These restructuring accruals, which related to ongoing lease and other contractual obligations, are expected to be paid by the end of December 2011.
The following table summarizes the 2010 accrued liability associated with the ICT Restructuring Plan’s exit or disposal activities for the year ended December 31, 2010:

		Accrual
		assumed
		upon
	Beginning	acquisition		Ending
	Accrual at	of ICT on		Accrual at
	January 1,	February 2,	Cash	December 31,	Short-	Long-
	2010	2010	Payments	2010	term(1)	term	Total
Lease obligations and facility exit costs	$-	$2,197	$(735)	$1,462	$1,462	$-	$1,462

	$-	$2,197	$(735)	$1,462	$1,462	$-	$1,462

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheet.

Note 5. Fair Value
The Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 subject to the requirements of ASC 820 consist of the following (in thousands):

		Fair Value Measurements at December 31, 2010 Using:
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets For	Observable	Unobservable
		Balance at	Identical Assets	Inputs	Inputs
		December 31, 2010	Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds	(1)	$6,640	$6,640	$-	$-
Foreign currency forward contracts	(2)	1,283	-	1,283	-
Foreign currency option contracts	(2)	4,951	-	4,951	-
Equity investments held in a rabbi trust for the Deferred Compensation Plan	(3)	2,647	2,647	-	-
Debt investments held in a rabbi trust for the Deferred Compensation Plan	(3)	789	789	-	-
U.S. Treasury Bills held in a rabbi trust for the former ICT chief executive officer	(3)	118	118	-	-
Guaranteed investment certificates	(4)	53	-	53	-

		$16,481	$10,194	$6,287	$-

Liabilities:
Foreign currency forward contracts	(5)	$735	$-	$735	$-

		$735	$-	$735	$-

(1)	Included $5.9 million in “Cash and cash equivalents” and $0.7 million in “Deferred charges and other assets” (see Note 15) in the accompanying Consolidated Balance Sheet.

(2)	Included in “Other current assets” in the accompanying Consolidated Balance Sheet. See Note 12.

(3)	Included in “Other current assets” in the accompanying Consolidated Balance Sheet. See Note 13.

(4)	Included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheet. See Note 15.

(5)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheet. See Note 18.

The Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 subject to the requirements of ASC 820 consist of the following (in thousands):

		Fair Value Measurements at December 31, 2009 Using:
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets For	Observable	Unobservable
		Balance at	Identical Assets	Inputs	Inputs
		December 31, 2009	Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds	(1)	$234,659	$234,659	$-	$-
Foreign currency forward contracts	(2)	2,866	-	2,866	-
Equity investments held in a rabbi trust for the Deferred Compensation Plan	(2)	1,677	1,677	-	-
Debt investments held in a rabbi trust for the Deferred Compensation Plan	(2)	760	760	-	-
Guaranteed investment certificates	(3)	46	-	46	-

		$240,008	$237,096	$2,912	$-

Liabilities:
Foreign currency forward contracts	(4)	$326	$-	$326	$-

		$326	$-	$326	$-

(1)	Included $80.3 million in “Restricted cash”, $153.7 million in “Cash and cash equivalents” and $0.7 million in “Deferred charges and other assets” (see Note 15) in the accompanying Consolidated Balance Sheet.

(2)	Included in “Other current assets” in the accompanying Consolidated Balance Sheet. See Note 12.

(3)	Included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheet. See Note 15.

(4)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheet. See Note 18.

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs as described in Note 1, Business, Basis of Presentation and Summary of Significant Accounting Policies, like those associated with acquired businesses, including goodwill and other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets was determined to be impaired. The Company’s assets measured at fair value on a nonrecurring basis (no liabilities) as of December 31, 2010 and 2009 (none in 2008) subject to the requirements of ASC 820 consist of the following (in thousands):

		For the Year		For the Year
		Ended		Ended
		December 31,		December 31,
	Balance at	2010	Balance at	2009
	December 31,	Total Gains	December 31,	Total Gains
	2010	(Losses)	2009	(Losses)
Assets:
EMEA:
Goodwill (1)	$-	$(84)	$-	$-
Intangibles, net (1)	-	(278)	-	-

	-	(362)	-	-
Property and equipment, net (1)	14,614	(159)	-	-

Americas:
Goodwill (2)	-	-	21,209	(629)
Intangibles, net (2)	-	-	2,091	(1,279)

	-	-	23,300	(1,908)
Investment in SHPS (3)	-	-	-	(2,089)
Property and equipment, net (1)	99,089	(3,121)	-	-

	$113,703	$(3,642)	$23,300	$(3,997)

(1)	See Note 1 for additional information regarding the fair value measurement.

(2)	See this Note 5 for additional information regarding the KLA fair value measurement.

(3)	See Note 1 for additional information regarding the SHPS fair value measurement.
Based on actual and forecasted operating results and deterioration of the related customer base in the Company’s United Kingdom operations during the quarter ended September 30, 2010, the EMEA segment recorded a $0.1 million impairment loss on goodwill and a $0.3 million impairment loss on intangibles (primarily customer relationships) during 2010. In addition, during 2010 in connection with a plan to close and consolidate facilities within the EMEA segment, as discussed more fully in Note 4, Costs Associated with Exit or Disposal Activities, the Company recorded an impairment charge of $0.2 million, related to the impairment of long-lived assets for leasehold improvements and equipment in certain of its underutilized customer contact management centers in the United Kingdom and Ireland.
During the quarter ended September 30, 2010 in connection with a plan to close and consolidate facilities within the Americas segment, as discussed more fully in Note 4, Costs Associated with Exit or Disposal Activities, the Company recorded an impairment charge of $3.1 million, comprised of a $2.9 million impairment of long-lived assets for leasehold improvements in certain of its underutilized customer contact management centers in the Philippines and a $0.2 million impairment of long-lived assets for leasehold improvements related to a plan to consolidate corporate leased space in the United States.
On June 30, 2009, the Company committed to a plan to sell or close its Employee Assistance and Occupational Health operations in Calgary, Alberta, Canada, which was originally acquired on March 1, 2005 when the Company purchased the shares of Kelly, Luthmer & Associates Limited (“KLA”). As a result of KLA’s actual and forecasted operating results for 2009, deterioration of the KLA customer base and loss of key employees, the Company determined to sell or close the Calgary operations on or before December 31, 2009 for less than its current carrying value. This decline in value was other than temporary, therefore, the Company recorded a non-cash impairment loss of $1.0 million related to intangible assets (primarily customer relationships) and $0.6 million related to goodwill included in “Impairment loss on goodwill and intangibles” during the three months ended June 30, 2009. Subsequently, the Company decided to close the Calgary operations and wrote off the remaining balance of the intangible assets of $0.3 million during 2009. The accompanying Consolidated Statement of Operations for 2009 includes “Impairment loss on goodwill and intangibles” of $1.9 million related to the Calgary operations (none in 2010 or 2008). In December 2009, the Company accrued $0.7 million related to the lease obligation net of the underlying sublease amounts, of which $0.3 million and $0.4 million were included in “Other accrued expenses and current liabilities” and “Other long-term liabilities”, respectively, in the accompanying Consolidated Balance Sheet as of December 31, 2009. As of December 31, 2010, $0.3 million and $0.2 million were included in “Other accrued expenses and current liabilities” and “Other long-term liabilities”, respectively, in the accompanying Consolidated Balance Sheet. This lease obligation is expected to be paid through the remainder of the lease term ending July 2012. In addition, in 2009, the Company paid $0.1 million in one-time employee termination benefits. Income (loss) from operations for KLA for 2009 and 2008 were not material to the consolidated income from continuing operations; therefore, the results of operations of KLA have not been presented as discontinued operations in the accompanying Consolidated Statement of Operations.
Additionally, during 2009 the Company recorded an impairment loss of $2.1 million on its investment in SHPS.
Note 6. Goodwill and Intangible Assets
The following table presents the Company’s purchased intangible assets (in thousands) as of December 31, 2010:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Intangibles	Amortization	Intangibles	Period (years)
Customer relationships	$58,471	$(6,839)	$51,632	8
Trade name	1,000	(306)	694	3
Non-compete agreements	560	(513)	47	1
Proprietary software	850	(471)	379	2

	$60,881	$(8,129)	$52,752	8

The following table presents the Company’s purchased intangible assets (in thousands) as of December 31, 2009:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Intangibles	Amortization	Intangibles	Period (years)
Customer relationships	$4,437	$(2,588)	$1,849	6
Trade name	807	(565)	242	5
Non-compete agreements	161	(161)	-	2
Other	133	(133)	-	3

	$5,538	$(3,447)	$2,091	6

Amortization expense, related to the purchased intangible assets resulting from acquisitions (other than goodwill), of $7.9 million, $0.1 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, is included in “General and administrative” costs in the accompanying Consolidated Statements of Operations.

The Company’s estimated future amortization expense for the five succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to December 31, 2010, is as follows (in thousands):

Years Ending December 31,	Amount

2011	$7,932
2012	7,739
2013	7,341
2014	7,279
2015	7,276
2016 and thereafter	15,185
Changes in goodwill consist of the following (in thousands):

		Accumulated
		Impairment
	Gross Amount	Losses	Net Amount
Americas:
Balance at January 1, 2010	$21,838	$(629)	$21,209
Acquisition of ICT (See Note 2)	97,683	-	97,683
Foreign currency translation	3,411	-	3,411

Balance at December 31, 2010	122,932	(629)	122,303

EMEA:
Balance at January 1, 2010	-	-	-
Acquisition of ICT (See Note 2)	87	(87)	-
Foreign currency translation	(3)	3	-

Balance at December 31, 2010	84	(84)	-

	$123,016	$(713)	$122,303

See Note 5, Fair Value, for additional information regarding the impairment of the Americas and EMEA goodwill.
Note 7. Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company’s credit concentrations are limited due to the wide variety of customers and markets in which the Company’s services are sold. See Note 12, Financial Derivatives, for a discussion of the Company’s credit risk relating to financial derivative instruments, and Note 26, Segments and Geographic Information, for a discussion of the Company’s customer concentration.
Note 8. Receivables, Net
Receivables, net consist of the following (in thousands):

	December 31,	December 31,
	2010	2009
Trade accounts receivable	$249,719	$169,049
Income taxes receivable	1,488	167
Other	1,574	1,980

	252,781	171,196
Less: Allowance for doubtful accounts	3,939	3,530

	$248,842	$167,666

Allowance for doubtful accounts as a percent of trade receivables	1.6%	2.1%

Note 9. Prepaid Expenses
Prepaid expenses consist of the following (in thousands):

	December 31,	December 31,
	2010	2009
Prepaid maintenance	$3,195	$2,688
Prepaid rent	1,935	1,470
Inventory, at cost	1,706	1,205
Prepaid insurance	1,164	1,112
Prepaid other	2,704	2,944

	$10,704	$9,419

Note 10. Other Current Assets
Other current assets consist of the following (in thousands):

	December 31,	December 31,
	2010	2009
Deferred tax assets (Note 21)	$7,951	$3,126
Financial derivatives (Note 12)	6,234	2,866
Investments held in rabbi trust (Note 13)	3,554	2,437
Value added tax certificates (Note 11)	2,030	-
Other current assets	2,625	2,145

	$22,394	$10,574

Note 11. Value Added Tax Receivables
The VAT receivables balance, and the respective location in the accompanying Consolidated Balance Sheets, is presented below (in thousands):

	December 31,	December 31,
	2010	2009
VAT included in:
Receivables, net (Note 8)	$-	$611
Other current assets (Note 10)	2,030	-
Deferred charges and other assets (Note 15)	5,710	5,644

	$7,740	$6,255

During the years ended December 31, 2010, 2009 and 2008, the Company wrote down the VAT receivables balance by the following amounts, which are reflected in the accompanying Consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2010	2009	2008
Write-down of value added tax receivables	$551	$536	$592

Note 12. Financial Derivatives
Cash Flow Hedges – The Company had derivative assets and liabilities relating to outstanding forward contracts and options, designated as cash flow hedges, as defined under ASC 815, consisting of Philippine peso (“PHP”) contracts, maturing within 12 months with a notional value of $109.1 million and $39.4 million as of December 31, 2010 and 2009, respectively, and Canadian Dollar contracts maturing within 12 months with a notional value of $7.2 million and $3.8 million as of December 31, 2010 and 2009, respectively. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.
The Company had a total of $2.1 million and $2.0 million of deferred gains (losses), net of taxes of ($0.5) million and $0.8 million, on these derivative instruments as of December 31, 2010 and 2009, respectively, recorded in AOCI in the accompanying Consolidated Balance Sheets. The deferred gains expected to be reclassified to “Revenues” from AOCI during the next twelve months is $6.0 million. However, this amount and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the forward contracts.
Net Investment Hedges — During 2010, the Company entered into foreign exchange forward contracts to hedge its net investment in a foreign operation, as defined under ASC 815, with an aggregate notional value of $26.1 million. These hedges settled in 2010 and the Company recorded deferred (losses) of $(2.6) million, net of taxes, for 2010 as a currency translation adjustment, a component of AOCI, offsetting foreign exchange losses attributable to the translation of the net investment. The Company did not hedge net investments in foreign operations during 2009.
Other Hedges – The Company also periodically enters into foreign currency hedge contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivative instruments is to protect our interests against adverse foreign currency moves pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries functional currencies. These contracts generally do not exceed 90 days in duration.
The Company had the following outstanding foreign currency forward contracts and options (in thousands):

	As of December 31, 2010			As of December 31, 2009
Settle Through
Contract Type	Foreign Currency	Currency Denomination	Date	Foreign Currency	Currency Denomination
Cash flow hedge: (1)
Forwards	U.S. Dollars 28,000	Philippine Pesos 1,245,215	September 2011	U.S. Dollars 39,400	Philippine Pesos 1,970,189
Options	U.S. Dollars 81,100	Philippine Pesos 3,685,575	December 2011
Forwards	U.S. Dollars 7,200	Canadian Dollars 7,548	December 2011	U.S. Dollars 3,800	Canadian Dollars 4,050
Not designated as hedge: (2)
Forwards	U.S. Dollars 13,193	Euros 10,000	February 2011
Forwards	Philippine Pesos 436,200	U.S. Dollars 10,000	February 2011
Forwards	British Pound 9,000	U.S. Dollars 14,283	February 2011
Forwards	Australian Dollar 15,500	U.S. Dollars 15,294	February 2011
Forwards	Danish Krone 7,457	Euros 1,001	February 2011
Forwards	Romanian Leu 7,547	Euros 1,750	January 2011
Forwards	Egyptian Pound 7,870	Euros 1,000	January 2011
Forwards				Canadian Dollars 12,500	Euros 8,066

(1)	Cash flow hedge as defined under ASC 815. Purpose is to protect against the risk that eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.

(2)
Foreign currency hedge contract not designated as hedges as defined under ASC 815. Purpose is to reduce the effects on the Company’s operating results and cash flows from fluctuations caused by volatility in currency exchange rates, primarily related to intercompany loan payments and cash held in non-functional currencies.

As of December 31, 2010, the maximum amount of loss due to credit risk that, based on the gross fair value of the financial instruments, the Company would incur if parties to the financial instruments that make up the concentration failed to perform according to the terms of the contracts is $6.2 million.
In January 2011, to hedge intercompany forecasted cash outflows, the Company entered into additional forward and option contracts that are designated as hedges, as defined under ASC 815, to sell 1.4 billion Philippine Pesos versus the U.S. Dollar for maturities through December 2011. Since December 31, 2010, the Company entered into additional foreign currency forward contracts against the following currencies: Philippine Peso, Canadian Dollar, Eurodollar, Danish Krone, Great British Pound, Egyptian Pound, Australian Dollar and Romanian Leu. These contracts, with notional amounts of $78.0 million, generally do not exceed 90 days in duration. See Note 1, Business, Basis of Presentation and Summary of Significant Accounting Policies, for further information on the Company’s purpose for entering into these derivatives and its overall risk management strategies.

The following tables present the fair value of the Company’s derivative instruments as of December 31, 2010 and 2009 included in the accompanying Consolidated Balance Sheets (in thousands):

	Derivative Assets
	December 31, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward contracts	Other current assets	$1,009	Other current assets	$2,866
Foreign currency options	Other current assets	4,951	-	-

		5,960		2,866
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	Other current assets	274	-	-

Total derivative assets		$6,234		$2,866

	Derivative Liabilities
	December 31, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward contracts	Other accrued expenses and current liabilities	$27	Other accrued expenses and current liabilities	$-

		27		-
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	Other accrued expenses and current liabilities	708	Other accrued expenses and current liabilities	326

Total derivative liabilities		$735		$326

The following tables present the effect of the Company’s derivative instruments for the years ended December 31, 2010 and 2009 in the accompanying Consolidated Financial Statements (in thousands):

				Statement of	Gain (Loss) Reclassified From
	Gain (Loss) Recognized in AOCI			Operations	Accumulated AOCI Into Income			Gain (Loss) Recognized in Income
	on Derivatives (Effective Portion)			Location	(Effective Portion)			on Derivatives (Ineffective Portion)
	December 31,				December 31,			December 31,
	2010	2009	2008		2010	2009	2008	2010	2009	2008
Derivatives designated as cash flow hedging instruments under ASC 815:

Foreign currency forward contracts	$2,586	$5,082	$(21,247)	Revenues	$4,515	$(9,257)	$(1,896)	$-	$-	$(494)

Foreign currency option contracts	2,350	-	-	Revenues	658	-	-	-	-	-

Total cash flow hedges	4,936	5,082	(21,247)		5,173	(9,257)	(1,896)	-	-	(494)

Derivatives designated as a net investment hedge under ASC 815 - Foreign currency forward contracts	(3,955)	-	-		-	-	-	-	-	-

	$981	$5,082	$(21,247)		$5,173	$(9,257)	$(1,896)	$-	$-	$(494)

		Gain (Loss) Recognized in Income on
	Statement of	Derivatives
	Operations	December 31,
	Location	2010	2009	2008
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	Other income and (expense)	$(4,717)	$(1,928)	$(267)

Foreign currency forward contracts	Revenues	-	(53)	6

		$(4,717)	$(1,981)	$(261)

Note 13. Investments Held in Rabbi Trusts
The Company’s investments held in rabbi trusts, classified as trading securities and included in “Other current assets” in the accompanying Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	December 31, 2010		December 31, 2009
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$3,058	$3,436	$2,454	$2,437
U.S. Treasury Bills	118	118	-	-

	$3,176	$3,554	$2,454	$2,437

The mutual funds held in the rabbi trusts were 77% equity-based and 23% debt-based at December 31, 2010. Investment income, included in “Other income (expense)” in the accompanying Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 consists of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Gross realized gains from sale of trading securities	$54	$41	$2
Gross realized losses from sale of trading securities	(5)	(21)	(13)
Dividend and interest income	37	46	44
Net unrealized holding gains (losses)	313	341	(660)

Net investment income (losses)	$399	$407	$(627)

Note 14. Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,	December 31,
	2010	2009

Land	$4,381	$4,323
Buildings and leasehold improvements	79,504	62,832
Equipment, furniture and fixtures	249,319	204,931
Capitalized software development costs	3,005	3,010
Transportation equipment	764	774
Construction in progress	1,911	748

	338,884	276,618
Less accumulated depreciation	225,181	196,354

	$113,703	$80,264

In September 2009, the building and contents of one of the Company’s customer contact management centers located in Marikina City, the Philippines (acquired as part of the ICT acquisition) was severely damaged by flooding from Typhoon Ondoy. Upon settlement with the insurer in November 2010, the Company recognized a net gain of $2.0 million (none in 2009). The damaged property and equipment had been written down by ICT prior to the ICT acquisition in February 2010.
Note 15. Deferred Charges and Other Assets
Deferred charges and other assets consist of the following (in thousands):

	December 31,	December 31,
	2010	2009
Non-current deferred tax assets (Note 21)	$19,564	$11,570
Non-current value added tax certificates (Note 11)	5,710	5,644
Deposits	5,118	1,158
Restricted cash (Note 23)	436	466
Other	2,726	2,215

	$33,554	$21,053

Note 16. Accrued Employee Compensation and Benefits
Accrued employee compensation and benefits consist of the following (in thousands):

	December 31,	December 31,
	2010	2009
Accrued compensation	$27,063	$18,872
Accrued vacation	13,700	11,913
Accrued bonus and commissions	11,227	9,312
Accrued employment taxes	10,061	8,519
Other	3,216	2,511

	$65,267	$51,127

Note 17. Deferred Revenue
The components of deferred revenue consist of the following (in thousands):

	December 31,	December 31,
	2010	2009
Future service	$23,919	$25,027
Estimated potential penalties and holdbacks	7,336	5,056

	$31,255	$30,083

Note 18. Other Accrued Expenses and Current Liabilities
Other accrued expenses and current liabilities consist of the following (in thousands):

	December 31,	December 31,
	2010	2009
Accrued restructuring (Note 4)	$4,602	$-
Accrued legal and professional fees	3,160	4,304
Accrued telephone charges	2,266	535
Accrued roadside assistance claim costs	1,980	2,207
Accrued rent	1,053	920
Forward contracts (Note 12)	735	326
Other	11,825	4,397

	$25,621	$12,689

Note 19. Borrowings
Borrowings consist of the following (in thousands):

	December 31,	December 31,
	2010	2009
Short-term loan due March 31, 2010	$-	$75,000
Term Loan due in varying installments through February 1, 2013	-	-
Revolving credit facility matures on February 1, 2013	-	-

Total	-	75,000
Less current portion	-	(75,000)

Total long-term debt	$-	$-

On February 2, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (“KeyBank”). The Credit Agreement provides for a $75 million term loan (the “Term Loan”) and a $75 million revolving credit facility, the amount which is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. The Company drew down the full $75 million Term Loan on February 2, 2010 in connection with the acquisition of ICT on such date. See Note 2, Acquisition of ICT, for further information. During the three months ended September 30, 2010, the Company paid off the remaining outstanding Term Loan balance, earlier than the scheduled maturity, in the amount of $52.5 million, plus accrued interest. The Term Loan is no longer available for borrowings.
The $75 million revolving credit facility provided under the Credit Agreement replaces the previous senior revolving credit facility under a credit agreement, dated March 30, 2009, which agreement was terminated simultaneous with entering into the Credit Agreement. The $75 million revolving credit facility, which includes a $40 million multi-currency sub-facility, a $10 million swingline sub-facility and a $5 million letter of credit sub-facility, may be used for general corporate purposes including strategic acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Company is not currently aware of any inability of its lenders to provide access to the full commitment of funds that exist under the revolving credit facility, if necessary. However, due to recent economic conditions and the volatile business climate facing financial institutions, there can be no assurance that such facility will be available to the Company, even though it is a binding commitment of the financial institutions.
Borrowings under the Credit Agreement bear interest at either LIBOR or the base rate plus, in each case, an applicable margin based on the Company’s leverage ratio. The applicable interest rate is determined quarterly based on the Company’s leverage ratio at such time. The base rate is a rate per annum equal to the greatest of (i) the rate of interest established by KeyBank, from time to time, as its “prime rate”; (ii) the Federal Funds effective rate in effect from time to time, plus 1/2 of 1% per annum; and (iii) the then-applicable LIBOR rate for one month interest periods, plus 1.00%. Swingline loans bear interest only at the base rate plus the base rate margin. In addition, the Company is required to pay certain customary fees, including a commitment fee of up to 0.75%, which is due quarterly in arrears and calculated on the average unused amount of the revolving credit facility.
The Company paid an underwriting fee of $3.0 million for the Credit Agreement, which is deferred and amortized over the term of the loan. The related interest expense and amortization of deferred loan fees on the Credit Agreement of $3.6 million are included in “Interest expense” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2010 (none in 2009). The $75 million Term Loan had a weighted average interest rate of 3.93% for the period it was outstanding in 2010.
The Credit Agreement is guaranteed by all of the Company’s existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all the direct foreign subsidiaries of the Company and those of the guarantors.
In December, 2009, Sykes (Bermuda) Holdings Limited, a Bermuda exempted company (“Sykes Bermuda”) which is an indirect wholly-owned subsidiary of the Company, entered into a credit agreement with KeyBank (the “Bermuda Credit Agreement”). The Bermuda Credit Agreement provided for a $75 million short-term loan to Sykes Bermuda with a maturity date of March 31, 2010. Sykes Bermuda drew down the full $75 million on December 11, 2009, which is included in “Short-term debt” in the accompanying Consolidated Balance Sheet as of December 31, 2009. The Bermuda Credit Agreement required that Sykes Bermuda and its direct subsidiaries maintain cash and cash equivalents of at least $80 million at all times, which amount is included in “Restricted cash” in the accompanying Consolidated Balance Sheet as of December 31, 2009. Interest was charged on outstanding amounts, at the option of Sykes Bermuda, at either a Eurodollar Rate (as defined in the Bermuda Credit Agreement) or a Base Rate (as defined in the Bermuda Credit Agreement) plus, in each case, an applicable margin specified in the Bermuda Credit Agreement. The underwriting fee paid of $0.8 million was deferred and amortized over the term of the loan. Sykes Bermuda repaid the entire outstanding amount plus accrued interest on March 31, 2010. The related interest expense and amortization of deferred loan fees of $1.4 million and $0.3 million are included in “Interest expense” in the accompanying Consolidated Statement of Operations for 2010 and 2009 (none in 2008).
Simultaneous with the execution and delivery of the Bermuda Credit Agreement, the Company entered into a Guaranty of Payment agreement with KeyBank, pursuant to which the obligations of Sykes Bermuda under the Bermuda Credit Agreement were guaranteed by the Company.
Also, simultaneous with the execution and delivery of the Bermuda Credit Agreement, the Company, KeyBank and the other lenders that are a party thereto entered into a First Amendment Agreement, amending the credit agreement, dated March 30, 2009, between the Company, KeyBank and the other lenders that are a party thereto. The First Amendment Agreement amended the terms of the credit agreement to permit the loan to Sykes Bermuda and the

Company’s guaranty of that loan. As of December 31, 2009, there were no outstanding balances and there were no borrowings in either 2010 or 2009 under the credit agreement dated March 30, 2009, as amended. As previously mentioned, this credit agreement, dated March 30, 2009, was terminated on February 2, 2010 simultaneous with entering into the Credit Agreement. Unamortized deferred loan fees of $0.2 million were written off during the three months ended March 31, 2010. Interest expense for 2009 includes $0.1 million related to this terminated credit agreement.
Note 20. Accumulated Other Comprehensive Income (Loss)
The Company presents data in the Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220 (“ASC 220”) “Comprehensive Income”. ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

			Unrealized	Unrealized	Unrealized
	Foreign	Unrealized	Actuarial Gain	Gain (Loss) on	Gain (Loss) on
	Currency	(Loss) on Net	(Loss) Related	Cash Flow	Post
	Translation	Investment	to Pension	Hedging	Retirement
	Adjustment	Hedge	Liability	Instruments	Obligation	Total
Balance at January 1, 2008	$30,292	$-	$2,165	$5,000	$-	$37,457
Pre-tax amount	(34,451)	-	48	(21,247)	-	(55,650)
Tax (provision) benefit	-	-	(479)	5,664	-	5,185
Reclassification to net income	(4)	-	(61)	2,390	-	2,325
Foreign currency translation	(73)	-	(286)	359	-	-

Balance at December 31, 2008	(4,236)	-	1,387	(7,834)	-	(10,683)
Pre-tax amount	8,360	-	(279)	5,082	307	13,470
Tax (provision) benefit	-	-	121	(4,255)	-	(4,134)
Reclassification to net income	3	-	(63)	9,257	(31)	9,166
Foreign currency translation	190	-	41	(231)	-	-

Balance at December 31, 2009	4,317	-	1,207	2,019	276	7,819
Pre-tax amount	9,790	(3,955)	(31)	4,936	104	10,844
Tax benefit	-	1,390	-	321	-	1,711
Reclassification to net loss	(7)	-	(52)	(5,173)	(34)	(5,266)
Foreign currency translation	(108)	-	65	43	-	-

Balance at December 31, 2010	$13,992	$(2,565)	$1,189	$2,146	$346	$15,108

Except as discussed in Note 21, Income Taxes, earnings associated with the Company’s investments in its subsidiaries are considered to be permanently invested and no provision for income taxes on those earnings or translation adjustments has been provided.
Note 21. Income Taxes
The income (loss) from continuing operations before income taxes includes the following components (in thousands):

	Years Ended December 31,
	2010	2009	2008
Domestic (U.S., state and local)	$(24,662)	$439	$(6,406)
Foreign	46,557	71,821	90,478

Total income from continuing operations before income taxes	$21,895	$72,260	$84,072

Significant components of the income tax provision are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Current:
U.S. federal	$4,836	$1,406	$(323)
State and local	(24)	-	-
Foreign	14,527	14,547	20,390

Total current provision for income taxes	19,339	15,953	20,067

Deferred:
U.S. federal	(15,160)	11,791	3,600
State and local	(314)	158	357
Foreign	(1,668)	(1,784)	(2,603)

Total deferred provision (benefit) for income taxes	(17,142)	10,165	1,354

Total provision for income taxes	$2,197	$26,118	$21,421

The temporary differences that give rise to significant portions of the deferred income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Accrued expenses	$(25,358)	$14,831	$(932)
Net operating loss and tax credit carryforwards	9,083	2,188	4,093
Depreciation and amortization	(3,433)	(863)	1,750
Deferred revenue	(580)	(722)	(2,087)
Deferred statutory income	-	474	2,252
Valuation allowance	3,103	(5,807)	(4,087)
Other	43	64	365

Total deferred provision (benefit) for income taxes	$(17,142)	$10,165	$1,354

The reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the Company’s effective income tax provision is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Tax at U.S. federal statutory tax rate	$7,663	$25,271	$29,370
State income taxes, net of federal tax benefit	(333)	158	357
Tax holidays	(6,798)	(13,841)	(10,895)
Change in valuation allowance, net of related adjustments	5,253	(5,274)	1,280
Foreign rate differential	(3,554)	(7,573)	(9,144)
Changes in uncertain tax positions	(3,830)	594	(2,261)
Permanent differences	985	6,908	5,712
Foreign withholding and other taxes	3,207	4,048	7,545
Change of assertion related to foreign earnings distribution	(1,865)	16,281	-
Tax credits	1,469	(454)	(1,477)
Other	-	-	934

Total provision for income taxes	$2,197	$26,118	$21,421

The Company changed its intent to distribute current earnings from various foreign operations to their foreign parents to take advantage of the December 2010 extension of tax provisions of Internal Revenue Code Section 954(c)(6). These tax provisions permit continued tax deferral on such distributions that would otherwise be taxable immediately in the United States. While the distributions are not taxable in the United States, related withholding taxes of $1.7 million are included in the provision for income taxes in the Consolidated Statement of Operations for 2010.

In addition, the Company changed its intent to distribute all of the current year and future years’ earnings of a non-U.S. subsidiary to its foreign parent. Withholding taxes of $0.9 million related to this distribution are included in the provision for income taxes in the Consolidated Statement of Operation for 2010.
In connection with the Company’s borrowing of a $75 million Term Loan on February 2, 2010, related to the ICT acquisition, the Company was deemed to have changed its intent regarding the permanent reinvestment of $85.0 million of foreign subsidiaries’ accumulated and undistributed earnings. Accordingly, a net deferred tax provision of $14.7 million was recorded in 2009. Of the $85.0 million change of intent, $50.0 million was distributed in 2010. Of the $14.7 million net deferred tax liability originally recorded, $6.4 million remains outstanding at December 31, 2010. The remaining $35.0 million of the $85.0 million change of intent was distributed in January 2011.
As of February 2, 2010, the date of the ICT acquisition, the Company determined that it intended to distribute 2.3 billion PHP (approximately $50.0 million USD) of the accumulated and undistributed earnings of an ICT foreign subsidiary to its ultimate U.S. parent. Tax adjustments required to reflect this intent have been recorded as part of the opening balance sheet for ICT. See Note 2, Acquisition of ICT, for further information.
A provision for income taxes has not been made for the remaining balance of undistributed earnings of foreign subsidiaries of approximately $302.8 million at December 31, 2010, as the earnings are permanently reinvested in foreign business operations. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable.
The Company has been granted tax holidays in the Philippines, Costa Rica, El Salvador and India. The tax holidays have various expiration dates ranging from 2011 through 2018. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will renew them. This could potentially result in future adverse tax consequences. The Company’s tax holidays decreased the provision for income taxes by $6.8 million ($0.15 per diluted share), $13.8 million ($0.34 per diluted share) and $10.9 million ($0.27 per diluted share) for the years ended December 31, 2010, 2009 and 2008, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Accrued expenses	$22,707	$2,929
Net operating loss and tax credit carryforwards	83,914	44,444
Depreciation and amortization	3,346	5,553
Deferred revenue	4,161	2,316
Valuation allowance	(60,091)	(32,126)
Other	—	6

	54,037	23,122

Deferred tax liabilities:
Accrued liabilities	(16,691)	(10,178)
Depreciation and amortization	(18,221)	(5,790)
Deferred statutory income	(836)	(1,279)
Other	(24)	(452)

	(35,772)	(17,699)

Net deferred tax assets	$18,265	$5,423

	December 31,
	2010	2009
Classified as follows:
Other current assets (Note 10)	$7,951	$3,126
Deferred charges and other assets (Note 15)	19,564	11,570
Current deferred income tax liabilities	(3,347)	(6,453)
Other long-term liabilities	(5,903)	(2,820)

Net deferred tax assets	$18,265	$5,423

In 2010, the Company’s valuation allowance increased by $28.0 million, primarily related to the acquisition of ICT and current year net operating losses where the Company recorded additional valuation allowances on foreign subsidiaries related to the future use of their current year net operating losses.
There are approximately $366.0 million of income tax loss carryforwards at December 31, 2010 with varying expiration dates, approximately $200.0 million relating to foreign operations, $21.2 million relating to U.S. federal operations, and $144.8 million relating to U.S. state operations. For U.S. federal purposes, a net operating loss carry forward of approximately $21.2 million as well as $18.6 million of tax credits are available at December 31, 2010 for carryforward, with the latest expiration date ending December 31, 2026. Of this $21.2 million carry forward, $10.1 million is limited as it relates to net operating loss carryforwards of a domestic subsidiary acquired in prior years and the remaining $11.1 million, attributable to the acquisition of ICT, is limited under Internal Revenue Code Section 382. Regarding the U.S. state operations, of the $144.8 million, no benefit has been recognized for $91.0 million as it is more likely than not that these losses will expire without realization of tax benefits. With respect to foreign operations, $159.0 million of the net operating loss carryforwards have an indefinite expiration date and the remaining $41.0 million net operating loss carryforwards have varying expiration dates through December 2019.
As of December 31, 2010, the Company had $21.0 million of unrecognized tax benefits, a net increase of $17.2 million from $3.8 million as of December 31, 2009. This increase results primarily from the acquisition of ICT, partially offset by the expiration of statutes of limitations on certain foreign subsidiaries and for the resolution of a tax audit in the current year. Had the Company recognized these tax benefits, approximately $21.0 million and $3.1 million and the related interest and penalties would favorably impact the effective tax rate in 2010 and 2009, respectively. The Company believes it is reasonably possible that our unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $2.9 million due to expiration of statutes of limitations, audit or appeal resolution in various tax jurisdictions.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had $10.2 million and $2.2 million accrued for interest and penalties as of December 31, 2010 and 2009, respectively. Of the accrued interest and penalties at December 31, 2010 and 2009, $4.1 million and $1.2 million, respectively, relate to statutory penalties. The amount of interest and penalties recognized in the accompanying Consolidated Statement of Operations for 2010, 2009 and 2008 was ($0.4) million, $0.2 million and ($0.1) million, respectively.
The tabular reconciliation of the amounts of unrecognized net tax benefits is presented below (in thousands):

	Years Ended December 31,
	2010	2009	2008
Gross unrecognized tax benefits as of January 1,	$3,810	$3,358	$5,358
Prior period tax position increases (decreases) (1)	19,287	458	(383)
Decrease from settlements with tax authorities	(1,283)	-	(1,404)
Decreases due to lapse in applicable statute of limitations	(2,104)	(120)	-
Foreign currency translation	1,326	114	(213)

Gross unrecognized tax benefits as of December 31,	$21,036	$3,810	$3,358

(1)	Includes amounts assumed upon acquisition of ICT on February 2, 2010.
The Company is currently under audit in several tax jurisdictions. In Germany, the Company is appealing the audit decision for tax years 2005-2007. In the Philippines, the Company is being audited by the Philippine tax authorities for tax years 2007 through 2008 and no material income tax issues have been reported to the Company by the tax authorities. The Indian tax authority audited the tax years ended March 31, 2004 and 2005, which remain under appeal. In addition, the Company is currently under examination in India for tax years ended March 31, 2008, 2007, and 2006. The Indian tax authorities have made no additional material tax assessments for the years currently under audit. The Company is also under audit in Canada for tax years 2003 through 2006. The Company believes it is adequately reserved for these audits and that resolutions of them are not expected to have a material impact on its financial condition and results of operations.
The Company files income tax returns in the U.S. and foreign jurisdictions. The following table presents the major tax jurisdictions and tax years that are open as of December 31, 2010 and subject to examination by the respective tax authorities.

Tax Jurisdiction	Tax Year Ended

Canada	2003 to present
Costa Rica	2006 to present
China	2005 to present
Germany	1996 to 2005 (1) and 2006 to present
India	2003 to present
Philippines	2007 to present
United Kingdom	2006 to present
United States	1997 to 1999 (1), 2002-2006 (1) and 2007 to present

(1)	These tax years are open to the extent of the net operating loss carryforward amount.
Note 22. Earnings Per Share
Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options, stock appreciation rights, restricted stock, common stock units and shares held in a rabbi trusts using the treasury stock method. For the years ended December 31, 2010, 2009 and 2008, the impact of outstanding options to purchase shares of common stock and stock appreciation rights of 0.3 million shares, 0.1 million shares and 0.1 million shares, respectively, were anti-dilutive and were excluded from the calculation of diluted earnings per share.
The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Basic:
Weighted average common shares outstanding	46,030	40,707	40,618
Diluted:
Dilutive effect of stock options, stock appreciation rights, restricted stock, common stock units and shares held in a rabbi trust	103	319	343

Total weighted average diluted shares outstanding	46,133	41,026	40,961

On August 5, 2002, the Company’s Board of Directors authorized the Company to purchase up to 3.0 million shares of its outstanding common stock. A total of 2.2 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During 2010, the Company repurchased 0.3 million common shares under the 2002 repurchase program at prices ranging from $16.92 to $17.60 per share for a total cost of $5.2 million. During 2009, the Company repurchased 0.2 million common shares under the 2002 repurchase program at prices ranging from $13.72 to $14.75 per share for a total cost of $3.2 million. During 2008, the Company repurchased less than 0.1 million common shares under the 2002 repurchase program at a price of $14.83 per share for a total cost of $0.5 million.

During 2010, the Company cancelled 0.6 million shares of its Treasury stock and recorded reductions of less than $0.1 million to “Common stock”, $4.4 million to “Additional paid-in capital”, $8.9 million to “Treasury stock” and $4.4 million to “Retained earnings”. During 2008, the Company cancelled 4.6 million shares of its Treasury stock and recorded reductions of $0.1 million to “Common stock”, $33.3 million to “Additional paid-in capital”, $51.5 million to “Treasury stock” and $18.1 million to “Retained earnings”. No such transaction occurred during 2009.
Note 23. Commitments and Loss Contingency
Lease and Purchase Commitments
The Company leases certain equipment and buildings under operating leases having original terms ranging from one to twenty-five years, some with options to cancel at varying points during the lease. The building leases contain up to two five-year renewal options. Rental expense under operating leases for 2010, 2009 and 2008 was approximately $51.8 million, $22.8 million, and $22.6 million, respectively.
The following is a schedule of future minimum rental payments under operating leases having a remaining non-cancelable term in excess of one year subsequent to December 31, 2010 (in thousands):

Total Amount

2011	$29,274
2012	12,456
2013	5,037
2014	4,119
2015	3,681
2016 and thereafter	5,743

Total minimum payments required	$60,310

A lease agreement, relating to the Company’s customer contact management center in Ireland, contains a cancellation clause which requires the Company, in the event of cancellation, to restore the facility to its original state at an estimated cost of $0.7 million as of December 31, 2010 and pay a cancellation fee of $0.3 million, which approximates one annual rental payment under the lease agreement. As of December 31, 2010, the Company had no plans to cancel this lease agreement. Therefore, the Company does not expect to make any payments under this agreement and, accordingly, has not recorded a liability in the accompanying Consolidated Balance Sheets.
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
The following is a schedule of future minimum purchases remaining under the agreements as of December 31, 2010 (in thousands):

Total Amount

2011	$15,145
2012	10,444
2013	5,470
2014	-
2015	-
2016 and thereafter	-

Total minimum payments required	$31,059

Indemnities, Commitments and Guarantees
From time to time, during the normal course of business, the Company may make certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include, but are not limited to: (i) indemnities to clients, vendors and service providers pertaining to claims based on negligence or willful misconduct of the Company and (ii) indemnities involving breach of contract, the accuracy of representations and warranties of the Company, or other liabilities assumed by the Company in certain contracts. In addition, the Company has agreements whereby it will indemnify certain officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer insurance coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company believes the applicable insurance coverage is generally adequate to cover any estimated potential liability under these indemnification agreements. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying Consolidated Balance Sheets. In addition, the Company has some client contracts that do not contain contractual provisions for the limitation of liability, and other client contracts that contain agreed upon exceptions to limitation of liability. The Company has not recorded any liability in the accompanying Consolidated Balance Sheets with respect to any client contracts under which the Company has or may have unlimited liability.
Loss Contingency
The Company has previously disclosed three pending matters involving regulatory sanctions assessed against the Company’s Spanish subsidiary. All three matters relate to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. In connection with the appeal of one of these claims, the Company issued a bank guarantee, which is included as restricted cash of $0.4 million and $0.5 million in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets as of December 31, 2010 and 2009, respectively. Based upon the opinion of legal counsel regarding the likely outcome of these three matters, the Company accrued a liability in the amount of $1.3 million under ASC 450 “Contingencies” because management believed that a loss was probable and the amount of the loss could be reasonably estimated. During the quarter ended December 31, 2010, the Spanish Supreme Court ruled in the Company’s favor in one of the three subject claims. Accordingly, the Company has reversed the accrual in the amount of $0.5 million related to that particular claim. The accrued liability included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets was $0.8 million and $1.3 million as of December 31, 2010 and 2009, respectively. One of the other two claims has been finally decided against the Company on procedural grounds, and the final claim remains on appeal to the Spanish Supreme Court.
The Company from time to time is involved in other legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or when possible and appropriate, provided adequate accruals related to those matters such that the ultimate outcome will not have a material adverse effect on the Company’s financial position or results of operations.
Note 24. Defined Benefit Pension Plan and Postretirement Benefits
Defined Benefit Pension Plans
The Company sponsors two non-contributory defined benefit pension plans (the “Pension Plans”) for its covered employees in the Philippines. The Pension Plans provide defined benefits based on years of service and final salary. All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plans. As of December 31, 2010, the Pension Plans were unfunded. The Company expects to make cash contributions to its Pension Plans during 2011 of less than $0.1 million.

The following tables provide a reconciliation of the change in the benefit obligation for the Pension Plans and the net amount recognized in the accompanying Consolidated Balance Sheets (in thousands):

	Years Ended December 31,
	2010	2009
Beginning benefit obligation	$731	$340
Service cost	272	63
Interest cost	90	36
Actuarial gains	31	279
Benefit obligation assumed with acquisition of ICT	174	-
Effect of foreign currency translation	47	13

Ending benefit obligation	$1,345	$731

Unfunded status	(1,345)	(731)

Net amount recognized	$(1,345)	$(731)

The net amount recognized consists of accrued benefit costs of $1.2 million and $0.7 million as of December 31, 2010 and 2009, respectively, and is included in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.
Weighted average actuarial assumptions used to determine the benefit obligations and net periodic benefit cost for the Pension Plans were as follows:

	Years Ended December 31,
	2010	2009	2008
Discount rate	8.25%	9.13%	10.5%
Rate of compensation increase	3.2%	7.0%	5.0% – 10.0%
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
The following table provides information about the net periodic benefit cost and other accumulated comprehensive income for the Pension Plans (in thousands):

	Years Ended December 31,
	2010	2009	2008
Service cost	$272	$63	$80
Interest cost	90	36	35
Recognized actuarial (gains)	(51)	(61)	(65)

Net periodic benefit cost	311	38	50
Unrealized net actuarial (gains), net of tax	(1,189)	(1,207)	(1,387)

Total recognized in net periodic benefit cost and other accumulated comprehensive income (loss)	$(878)	$(1,169)	$(1,337)

The estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

Years Ending December 31,	Amount

2011	$14
2012	-
2013	4
2014	11
2015	40
2016 - 2020	1,220

Total minimum payments required	$1,289

The Company expects to recognize $0.1 million of net actuarial gains as a component of net periodic benefit cost in 2011.
Employee Retirement Savings Plans
The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matches 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company contribution was $0.8 million, $1.0 million and $0.7 million for 2010, 2009 and 2008, respectively.
In connection with the acquisition of ICT in February 2010, the Company assumed ICT’s profit sharing plan (Section 401(k)). Under this profit sharing plan, the Company matches 50% of employee contributions for all qualified employees, as defined, up to a maximum of 6% of the employee’s compensation; however, it may also make additional contributions to the plan based upon profit levels and other factors. No such additional contributions were made during the year ended December 31, 2010. Employees are fully vested in their contributions, while full vesting in the Company’s contributions occurs upon death, disability, retirement or completion of five years of service.
Split-Dollar Life Insurance Arrangement
In 1996, the Company entered into a split-dollar life insurance arrangement to benefit the former Chairman and Chief Executive Officer of the Company. Under the terms of the arrangement, the Company retained a collateral interest in the policy to the extent of the premiums paid by the Company. Effective January 1, 2008, the Company recorded a $0.5 million liability for a post-retirement benefit obligation related to this arrangement, which was accounted for as a reduction to the January 1, 2008 balance of retained earnings in accordance with ASC 715-60 “Defined Benefit Plans – Other Postretirement”. The postretirement benefit obligation of $0.2 million and $0.3 million was included in “Other long-term liabilities” as of December 31, 2010 and 2009, respectively, in the accompanying Consolidated Balance Sheets. The Company has an unrealized gain of $0.3 million and $0.3 million as of December 31, 2010 and 2009, respectively, due to changes in discount rates related to the postretirement obligation, which was recorded in “Accumulated other comprehensive income” in the accompanying Consolidated Balance Sheets.
Post-Retirement Defined Contribution Healthcare Plan
On January 1, 2005, the Company established a Post-Retirement Defined Contribution Healthcare Plan for eligible employees meeting certain service and age requirements. The plan is fully funded by the participants and accordingly, the Company does not recognize expense relating to the plan.
Note 25. Stock-Based Compensation
A detailed description of each of the Company’s stock-based compensation plans is provided below, including the 2001 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. Stock-based compensation expense related to these plans, which is included in “General and administrative” costs primarily in the Americas in the accompanying Consolidated Statements of Operations, was $4.9 million, $5.2 million and $4.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company recognized income tax benefits in the accompanying Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 of $1.9 million, $2.0 million and $1.9 million, respectively. In addition, the

Company recognized benefits of tax deductions in excess of recognized tax benefits of $0.4 million, $0.9 million and $0.7 million from the exercise of stock options in the years ended December 31, 2010, 2009 and 2008, respectively. There were no capitalized stock-based compensation costs at December 31, 2010, 2009 and 2008.
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
Stock Options – Options are granted at fair market value on the date of the grant and generally vest over one to four years. All options granted under the Plan expire if not exercised by the tenth anniversary of their grant date. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions. The fair value of the stock option awards is expensed on a straight-line basis over the vesting period of the award. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Exercises and forfeitures are estimated within the valuation model using employee termination and other historical data. The expected term of the stock option awards granted is derived from historical exercise experience under the Plan and represents the period of time that stock option awards granted are expected to be outstanding. No stock options were granted during the years ended December 31, 2010, 2009 or 2008.
The following table summarizes stock option activity under the Plan as of December 31, 2010 and for the year then ended:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term (in	Intrinsic
Stock Options	Shares (000s)	Price	years)	Value (000s)

Outstanding at January 1, 2010	49	$8.05
Granted	-	-
Exercised	(3)	4.05
Forfeited or expired	(3)	4.05

Outstanding at December 31, 2010	43	$8.54	1.3	$877

Vested or expected to vest at December 31, 2010	43	$8.54	1.3	$877

Exercisable at December 31, 2010	43	$8.54	1.3	$877

Options exercised in the years ended December 31, 2009 and 2008 had an intrinsic value of $2.6 million and $0.8 million, respectively (not material in 2010). All options were fully vested as of December 31, 2006 and there is no unrecognized compensation cost as of December 31, 2010 related to these options granted under the Plan (the effect of estimated forfeitures is not material.)
Cash received from stock options exercised under all stock-based compensation plans for 2009 and 2008 was $3.3 million and $1.2 million, respectively (not material in 2010).
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
The SARs are granted at the fair market value of the Company’s common stock on the date of the grant and vest one-third on each of the first three anniversaries of the date of grant, provided the participant is employed by the Company on such date. The SARs have a term of 10 years from the date of grant. In the event of a change in control, the SARs will vest on the date of the change in control, provided that the participant is employed by the Company on the date of the change in control.
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
The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions. The fair value of the SARs is expensed on a straight-line basis over the requisite service period. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Exercises and forfeitures are estimated within the valuation model using employee termination and other historical data. The expected term of the SARs granted represents the period of time the SARs are expected to be outstanding.
The following table summarizes the assumptions used to estimate the fair value of SARs granted during the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
Expected volatility	45.2%	46.8%	47.3%
Weighted-average volatility	45.2%	46.8%	47.3%
Expected dividends	-	-	-
Expected term (in years)	4.4	4.0	4.0
Risk-free rate	2.4%	1.3%	3.1%
The following table summarizes SARs activity under the Plan as of December 31, 2010 and for the year then ended:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term (in	Intrinsic
Stock Appreciation Rights	Shares (000s)	Price	years)	Value (000s)
Outstanding at January 1, 2010	421	$-
Granted	130	-
Exercised	(109)	-
Forfeited or expired	-	-

Outstanding at December 31, 2010	442	$-	7.8	$547

Vested or expected to vest at December 31, 2010	442	$-	7.8	$547

Exercisable at December 31, 2010	150	$-	6.8	$374

The weighted average grant-date fair value of the SARs granted during 2010, 2009 and 2008 was $10.21, $7.42 and $7.20, respectively. The total intrinsic value of SARs exercised during 2010, 2009 and 2008 was $0.6 million, $1.1 million and $0.1 million, respectively.

The following table summarizes the status of nonvested SARs under the Plan as of December 31, 2010 and for the year then ended:

		Weighted
		Average
		Grant-Date
Nonvested Stock Appreciation Rights	Shares (000s)	Fair Value

Nonvested at January 1, 2010	306	$7.40
Granted	130	$10.21
Vested	(143)	$7.44
Forfeited or expired	-	$-

Nonvested at December 31, 2010	293	$8.63

As of December 31, 2010, there was $1.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested SARs granted under the Plan. This cost is expected to be recognized over a weighted average period of 1.8 years. SARs that vested during 2010 and 2008 had a fair value of $0.6 million and $0.1 million, respectively, as of the vesting date (no fair value on vested shares in 2009).
Restricted Shares – The Company’s Board of Directors, at the recommendation of the Committee, approves awards of performance and employment-based restricted shares (“Restricted Shares”) for eligible participants. In some instances, where the issuance of Restricted Shares has adverse tax consequences to the recipient, the Board of Directors (the “Board”) will instead issue restricted stock units (“RSUs”). The Restricted Shares are shares of the Company’s common stock (or in the case of RSUs, represent an equivalent number of shares of the Company’s common stock) which are issued to the participant subject to (a) restrictions on transfer for a period of time and (b) forfeiture under certain conditions. The performance goals, including revenue growth and income from operations targets, provide a range of vesting possibilities from 0% to 100% and will be measured at the end of the performance period. If the performance conditions are met for the performance period, the shares will vest and all restrictions on the transfer of the Restricted Shares will lapse (or in the case of RSUs, an equivalent number of shares of the Company’s common stock will be issued to the recipient). The Company recognizes compensation cost, net of estimated forfeitures based on the fair value (which approximates the current market price) of the Restricted Shares (and RSUs) on the date of grant ratably over the requisite service period based on the probability of achieving the performance goals.
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
The weighted average grant-date fair value of the Restricted Shares/RSUs granted during 2010, 2009 and 2008 was $23.88, $19.69 and $17.86, respectively.

The following table summarizes the status of nonvested Restricted Shares/RSUs under the Plan as of December 31, 2010 and for the year then ended:

		Weighted
		Average
		Grant-Date
Nonvested Restricted Shares / RSUs	Shares (000s)	Fair Value

Nonvested at January 1, 2010	581	$18.36
Granted	184	$23.88
Vested	(178)	$17.69
Forfeited or expired	-	$-

Nonvested at December 31, 2010	587	$20.30

As of December 31, 2010, based on the probability of achieving the performance goals, there was $7.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested Restricted Shares/RSUs granted under the Plan. This cost is expected to be recognized over a weighted average period of 1.9 years. The Restricted Shares/RSUs that vested during the years ended December 31, 2010, 2009 and 2008 had a fair value of $4.2 million, $3.2 million and $1.4 million, respectively, as of the vesting date.
Other Awards — The Company’s Board of Directors, at the recommendation of the Committee, approves awards of Common Stock Units (“CSUs”) for eligible participants. A CSU is a bookkeeping entry on the Company’s books that records the equivalent of one share of common stock. If the performance goals described under Restricted Shares above are met, performance-based CSUs will vest on the third anniversary of the grant date. The Company recognizes compensation cost, net of estimated forfeitures, based on the fair value (which approximates the current market price) of the CSUs on the date of grant ratably over the requisite service period based on the probability of achieving the performance goals. Changes in the probability of achieving the performance goals from period to period will result in corresponding changes in compensation expense. The employment-based CSUs vest one-third on each of the first three anniversaries of the date of grant, provided the participant is employed by the Company on such date. On the date each CSU vests, the participant will become entitled to receive a share of the Company’s common stock and the CSU will be canceled.
The weighted average grant-date fair value of the CSUs granted during 2010, 2009 and 2008 was $23.88, $19.69 and $17.87, respectively.
The following table summarizes CSUs activity under the Plan as of December 31, 2010, and changes during the year then ended:

		Weighted
		Average
		Grant-Date
Nonvested Common Stock Units	Shares (000s)	Fair Value

Nonvested at January 1, 2010	68	$18.37
Granted	22	$23.88
Vested	(24)	$17.71
Forfeited or expired	-	$-

Nonvested at December 31, 2010	66	$20.33

As of December 31, 2010, there was $0.5 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted under the Plan. This cost is expected to be recognized over a weighted average period of 1.8 years. The fair value of the CSUs that vested during the years ended December 31, 2010, 2009 and 2008 were $0.5 million, $0.4 million and $0.2 million, respectively, as of the vesting dates. Until a CSU vests, the participant has none of the rights of a shareholder with respect to the CSU or the common stock underlying the CSU. CSUs are not transferable.

2004 Non-Employee Director Fee Plan — The Company’s 2004 Non-Employee Director Fee Plan (the “2004 Fee Plan”), which is shareholder-approved, replaced and superseded the 1996 Non-Employee Director Fee Plan (the “1996 Fee Plan”) and was used in lieu of the 2004 Nonemployee Director Stock Option Plan (the “2004 Stock Option Plan”). Prior to amendments adopted by the Board of Directors in August 2008 which are described below, the 2004 Fee Plan provided that all new non-employee directors joining the Board would receive an initial grant of CSUs on the date the new director is appointed or elected, the number of which will be determined by dividing a dollar amount to be determined from time to time by the Board ($30,000 in 2008) by an amount equal to 110% of the average closing prices of the Company’s common stock for the five trading days prior to the date the director is elected. A CSU is a bookkeeping entry on the Company’s books that records the equivalent of one share of common stock. Prior to amendments to the 2004 Fee Plan adopted by the Board of Directors in March 2008 which are described below, the initial grant of CSUs vested in three equal installments, one-third on the date of each of the following three annual shareholders’ meetings, and all unvested and unearned CSUs automatically vested upon the termination of a director’s service as a director, whether by reason of death, retirement, resignation, removal or failure to be reelected at the end of his or her term.
In March 2008, the 2004 Fee Plan was amended by the Board, upon the recommendation of the Committee, to provide that, beginning with grants in 2008, instead of an award of CSUs, a new non-employee director would receive an award of shares of common stock. The initial grant of stock to directors joining the Board would vest and be earned in twelve equal quarterly installments over the following three years, and all unvested and unearned stock will lapse in the event the person ceases to serve as a director of the Company. Until a quarterly installment of stock vests and becomes payable, the director has none of the rights of a shareholder with respect to the unearned stock grants. In August 2008, upon the recommendation of the Committee, the Board of Directors amended the 2004 Fee Plan to provide that the initial grant of shares to directors joining the Board will be the number determined by dividing $60,000 by an amount equal to the closing price of the Company’s common stock on the day preceding the new director’s election. The increase in the amount of the share award was approved by the shareholders at the 2009 Annual Shareholders Meeting.
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
The weighted average grant-date fair value of CSUs and share awards granted during 2010, 2009 and 2008 was $19.11, $16.76 and $20.11, respectively.
The following table summarizes the status of the nonvested CSUs and share awards under the 2004 Fee Plan as of December 31, 2010 and for the year then ended:

		Weighted
		Average
		Grant-Date
Nonvested Common Stock Units and Share Awards	Shares (000s)	Fair Value

Nonvested at January 1, 2010	33	$16.98
Granted	24	$19.11
Vested	(39)	$17.48
Forfeited or expired	-	$-

Nonvested at December 31, 2010	18	$18.67

As of December 31, 2010, there was $0.3 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted since March 2008 under the Plan. This cost is expected to be recognized over a weighted average period of 1.0 year. CSUs and share awards that vested during the years ended December 31, 2010, 2009 and 2008 had a fair value of $0.3 million, $0.3 million and $0.5 million, respectively.
Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board of Directors effective December 17, 1998 and amended on March 29, 2006 and May 23, 2006. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president and senior vice presidents and $7,500 per year for vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (See Note 13, Investments Held in Rabbi Trusts.) As of December 31, 2010 and 2009, liabilities of $3.4 million and $2.4 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Consolidated Balance Sheets.
Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $1.0 million and $0.8 million at December 31, 2010 and 2009, respectively, is included in “Treasury stock” in the accompanying Consolidated Balance Sheets.
The weighted average grant-date fair value of common stock awarded during 2010, 2009 and 2008 was $18.91, $17.77 and $18.33, respectively.

The following table summarizes the status of the nonvested common stock issued under the Deferred Compensation Plan as of December 31, 2010 and for the year then ended:

		Weighted
		Average
		Grant-Date
Nonvested Common Stock	Shares (000s)	Fair Value

Nonvested at January 1, 2010	6	$17.76
Granted	11	$18.91
Vested	(9)	$18.14
Forfeited or expired	-	$-

Nonvested at December 31, 2010	8	$18.00

As of December 31, 2010, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 3.9 years. The total fair value of the common stock vested during 2010, 2009 and 2008 was $0.2 million, $0.2 million and $0.2 million, respectively.
Cash used to settle the Company’s obligation under the Deferred Compensation Plan was not material for 2010 (none in 2009 and 2008).
Note 26. Segments and Geographic Information
The Company operates within two regions, the Americas and EMEA, which represent 80.6% and 19.4%, respectively, of consolidated revenues for 2010. The Americas and EMEA regions represented 69.4% and 30.6%, respectively, of consolidated revenues for 2009, and 65.8% and 34.2%, respectively, of consolidated revenues for 2008. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The Company aligns its business into two segments to effectively manage the business and support the customer care needs of every client and to respond to the demands of the Company’s global customers.
The reportable segments consist of (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service) and technical staffing and (2) EMEA, which includes Europe, the Middle East and Africa, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service) and fulfillment services. The sites within Latin America, India and the Asia Pacific Rim are included in the Americas segment given the nature of the business and client profile, which is primarily made up of U.S.-based companies that are using the Company’s services in these locations to support their customer contact management needs.

Information about the Company’s reportable segments for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	Americas	EMEA	Other(1)	Consolidated
Year Ended December 31, 2010:
Revenues (2)	$934,329	$224,389		$1,158,718
Depreciation and amortization (2)	$49,910	$5,417		$55,327

Income (loss) from continuing operations	$108,168	$(11,307)	$(64,638)	$32,223
Other (expense), net			(10,328)	(10,328)
Income taxes			(2,197)	(2,197)

Income from continuing operations, net of tax				19,698
(Loss) from discontinued operations, net of tax	(6,476)		(23,495)	(29,971)

Net (loss)				$(10,273)

Total assets as of December 31, 2010	$1,357,709	$1,112,392	$(1,675,501)	$794,600

	Americas	EMEA	Other(1)	Consolidated
Year Ended December 31, 2009:
Revenues (2)	$565,023	$248,551		$813,574
Depreciation and amortization (2)	$20,290	$5,131		$25,421

Income (loss) from continuing operations	$101,389	$15,130	$(43,501)	$73,018
Other (expense), net			(758)	(758)
Income taxes			(26,118)	(26,118)

Income from continuing operations, net of tax				46,142
(Loss) from discontinued operations, net of tax	(2,931)	-		(2,931)

Net income				$43,211

Total assets as of December 31, 2009	$711,253	$842,608	$(881,390)	$672,471

	Americas	EMEA	Other(1)	Consolidated
Year Ended December 31, 2008:
Revenues (2)	$514,866	$267,429		$782,295
Depreciation and amortization (2)	$19,193	$5,080		$24,273

Income (loss) from continuing operations	$87,186	$21,178	$(40,853)	$67,511
Other income, net			16,561	16,561
Income taxes			(21,421)	(21,421)

Income from continuing operations, net of tax				62,651
(Loss) from discontinued operations, net of tax	(2,090)	-		(2,090)

Net income				$60,561

Total assets as of December 31, 2008	$633,818	$927,805	$(1,032,081)	$529,542

(1)
Other items (including corporate costs, provision for regulatory penalties, impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three years in the period ended December 31, 2010. The accounting policies of the reportable segments are the same as those described in Note 1 to the accompanying Consolidated Financial Statements. Inter-segm ent revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

(2)	Revenues and depreciation and amortization include results from continuing operations only.

During 2010, total consolidated revenues included $154.1 million, or 13.3% of consolidated revenues for 2010, from AT&T Corporation, a major provider of communication services for which the Company provides various customer support services, compared to $111.3 million, or 13.7% for 2009. This included $147.6 million in revenues from the Americas and $6.5 million in revenues from EMEA for 2010 and $102.1 million in revenues from the Americas and $9.2 million in revenues from EMEA for 2009. The Company’s top ten clients accounted for approximately 41% of its consolidated revenues in 2010, a decrease from 48% in 2009. The loss of (or the failure to retain a significant amount of business with) any of the Company’s key clients could have a material adverse effect on its performance. Many of the Company’s contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of the Company’s services under its contracts without penalty.
Information about the Company’s operations by geographic location is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Revenues: (1)
United States	$293,179	$139,023	$107,504
Argentina (2)	7,670	12,436	13,650
Canada	195,301	101,064	103,551
Costa Rica	89,830	77,528	62,147
El Salvador	35,366	30,770	29,008
Philippines	249,010	182,095	184,649
Australia	18,639	-	-
Mexico	20,514	-	-
Other	24,820	22,107	14,357

Total Americas	934,329	565,023	514,866

Germany	65,145	73,249	74,643
United Kingdom	46,791	49,872	64,943
Sweden	27,311	27,905	36,053
Spain	36,806	44,221	33,291
The Netherlands	14,026	21,284	24,250
Hungary	8,186	9,653	13,125
Romania	3,743	-	-
Other	22,381	22,367	21,124

Total EMEA	224,389	248,551	267,429

	$1,158,718	$813,574	$782,295

	Years Ended December 31,
	2010	2009
Long-Lived Assets: (3)
United States	$84,285	$34,365
Argentina	-	5,539
Canada	26,748	7,179
Costa Rica	7,063	5,522
El Salvador	3,823	3,777
Philippines	21,870	8,717
Australia	2,304	-
Mexico	2,566	-
Other	3,182	3,644

Total Americas	151,841	68,743

Germany	2,975	2,184
United Kingdom	5,211	5,511
Sweden	854	895
Spain	1,183	1,902
The Netherlands	217	443
Hungary	415	729
Romania	1,340	-
Other	2,419	1,948

Total EMEA	14,614	13,612

	$166,455	$82,355

(1)	Revenues are attributed to countries based on location of customer, except for revenues for Costa Rica, Philippines, China and India which are primarily comprised of customers located in the U.S., but serviced by centers in those respective geographic locations.

(2)	Revenues attributable to Argentina relate to clients retained by the Company subsequent to the sale of the Argentine operations.

(3)	Long-lived assets include property and equipment, net, and intangibles, net.

	Years Ended December 31,
	2010	2009
Goodwill:
Americas	$122,303	$21,209
EMEA	-	-

	$122,303	$21,209

     Revenues for the Company’s products and services are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Outsourced customer contract management services	$1,133,676	$787,062	$751,235
Fulfillment services	16,934	17,376	20,556
Enterprise support services	8,108	9,136	10,504

	$1,158,718	$813,574	$782,295

Note 27. Related Party Transactions
The Company paid John H. Sykes, the founder, former Chairman and Chief Executive Officer and current significant shareholder of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company, $0.1 million, less than $0.1 million and $0.2 million, for the use of his private jet in the years 2010, 2009 and 2008, respectively, which is based on two times fuel costs and other actual costs incurred for each trip.
In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John Sykes, the Company’s founder, former Chairman and Chief Executive Officer, and a current major stockholder. The lease payments on the

20 year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.4 million, $0.4 million and $0.4 million to the landlord during the years ended December 31, 2010, 2009 and 2008, respectively, under the terms of the lease.
Additionally, during 2008 (none in 2010 and 2009), the Company paid $0.3 million for transitional real estate consulting services provided by David Reule, the Company’s former Senior Vice President of Real Estate who retired in December, 2007. During 2008, Mr. Reuele was employed by JHS Equity, LLC, a company owned by John H. Sykes. Accordingly, the payments for Mr. Reule’s services were made to JHS Equity, LLC to reimburse it for the time spent by Mr. Reule on the Company’s business.

Schedule II — Valuation and Qualifying Accounts
Years ended December 31, 2010, 2009 and 2008

		Charged			Beginning
	Balance at	(Credited)			Balance of	Balance at
	Beginning	to Cost and	Additions		Acquired	End of
(in thousands)	of Period	Expenses	(Deductions)		Company	Period

Allowance for doubtful accounts:

Year ended December 31, 2010	$3,530	$170	$239	(1)	$-	$3,939
Year ended December 31, 2009	3,071	1,022	(563	) (1)	-	3,530
Year ended December 31, 2008	2,813	554	(296	) (1)	-	3,071

Valuation allowance for net deferred tax assets:

Year ended December 31, 2010	$32,126	$12,256	$-		$15,709	$60,091
Year ended December 31, 2009	30,618	1,508	-		-	32,126
Year ended December 31, 2008	34,023	(3,405)	-		-	30,618

Reserves for value added tax receivables:

Year ended December 31, 2010	$1,881	$551	$(94)		$-	$2,338
Year ended December 31, 2009	1,853	536	(508)		-	1,881
Year ended December 31, 2008	2,275	592	(1,014)		-	1,853

(1)	Net write-offs and recoveries