Form 10-Q
period 2011-03-31
SYKES ENTERPRISES INC
filed 2011-05-05
CIK 1010612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File No. 0-28274
Sykes Enterprises, Incorporated
(Exact name of Registrant as specified in its charter)

Florida	56-1383460
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

400 North Ashley Drive, Suite 2800, Tampa, FL	33602
(Address of principal executive offices)	(Zip Code)
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
Yes ☐     No ☑
As of April 29, 2011, there were 47,027,866 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
INDEX

Page
No.
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets March 31, 2011 and December 31, 2010 (Unaudited)	3

Condensed Consolidated Statements of Operations Three Months Ended March 31, 2011 and 2010 (Unaudited)	4

Condensed Consolidated Statements of Changes in Shareholders’ Equity Three Months Ended March 31, 2010, Nine Months Ended December 31, 2010 and Three Months Ended March 31, 2011 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows Three Months Ended March 31, 2011 and 2010 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Report of Independent Registered Public Accounting Firm	38

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3. Quantitative and Qualitative Disclosures About Market Risk	50

Item 4. Controls and Procedures	51

Part II. Other Information

Item 1. Legal Proceedings	52

Item 1A. Risk Factors	52

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3. Defaults Upon Senior Securities	52

Item 4. Removed and Reserved	52

Item 5. Other Information	52

Item 6. Exhibits	53

Signature	54
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$199,901	$189,829
Receivables, net	258,122	248,842
Prepaid expenses	14,495	10,704
Other current assets	21,923	22,913

Total current assets	494,441	472,288
Property and equipment, net	106,386	113,703
Goodwill	124,190	122,303
Intangibles, net	51,161	52,752
Deferred charges and other assets	35,506	33,554

	$811,684	$794,600

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$24,690	$30,635
Accrued employee compensation and benefits	76,312	65,267
Current deferred income tax liabilities	3,339	3,347
Income taxes payable	2,387	2,605
Deferred revenue	31,235	31,255
Other accrued expenses and current liabilities	25,560	25,621

Total current liabilities	163,523	158,730
Deferred grants	9,935	10,807
Long-term income tax liabilities	27,736	28,876
Other long-term liabilities	13,027	12,992

Total liabilities	214,221	211,405

Commitments and loss contingency (Note 15)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 47,030 and 47,066 shares issued, respectively	471	471
Additional paid-in capital	301,223	302,911
Retained earnings	275,745	265,676
Accumulated other comprehensive income	21,118	15,108
Treasury stock at cost: 88 shares and 81 shares, respectively	(1,094)	(971)

Total shareholders’ equity	597,463	583,195

	$811,684	$794,600

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2011	2010
Revenues	$310,156	$266,582

Operating expenses:
Direct salaries and related costs	203,689	171,650
General and administrative	90,375	100,023
Impairment of long-lived assets	726	—

Total operating expenses	294,790	271,673

Income (loss) from continuing operations	15,366	(5,091)

Other income (expense):
Interest income	287	232
Interest (expense)	(407)	(2,346)
Other (expense)	(1,495)	(1,429)

Total other income (expense)	(1,615)	(3,543)

Income (loss) from continuing operations before income taxes	13,751	(8,634)
Income taxes	573	(467)

Income (loss) from continuing operations, net of taxes	13,178	(8,167)
Loss from discontinued operations, net of taxes	—	(1,346)

Net income (loss)	$13,178	$(9,513)

Net income (loss) per share:
Basic:
Continuing operations	$0.28	$(0.18)
Discontinued operations	—	(0.03)

Net income (loss) per common share	$0.28	$(0.21)

Diluted:
Continuing operations	$0.28	$(0.18)
Discontinued operations	—	(0.03)

Net income (loss) per common share	$0.28	$(0.21)

Weighted average shares:
Basic	46,409	44,590
Diluted	46,577	44,766
See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended March 31, 2010,
Nine Months Ended December 31, 2010 and
Three Months Ended March 31, 2011
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Shares		Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Amount	Capital	Earnings	Income (Loss)	Stock	Total

Balance at January 1, 2010	41,817	$418	$166,514	$280,399	$7,819	$(4,476)	$450,674

Stock-based compensation expense	—	—	1,793	—	—	—	1,793
Excess tax benefit from stock- based compensation	—	—	354	—	—	—	354
Issuance of common stock and restricted stock under equity award plans	176	1	(1,152)	—	—	(105)	(1,256)
Issuance of common stock for business acquisition	5,601	57	136,616	—	—	—	136,673
Comprehensive (loss)	—	—	—	(9,513)	(1,144)	—	(10,657)

Balance at March 31, 2010	47,594	476	304,125	270,886	6,675	(4,581)	577,581

Issuance of common stock	2	—	37	—	—	—	37
Stock-based compensation expense	—	—	3,142	—	—	—	3,142
Issuance of common stock and restricted stock under equity award plans	28	1	69	—	—	(96)	(26)
Repurchase of common stock	—	—	—	—	—	(5,212)	(5,212)
Retirement of treasury stock	(558)	(6)	(4,462)	(4,450)	—	8,918	—
Comprehensive income (loss)	—	—	—	(760)	8,433	—	7,673

Balance at December 31, 2010	47,066	471	302,911	265,676	15,108	(971)	583,195

Stock-based compensation expense	—	—	1,750	—	—	—	1,750
Excess tax benefit from stock- based compensation	—	—	32	—	—	—	32
Issuance of common stock and restricted stock under equity award plans	264	3	(1,070)	—	—	(123)	(1,190)
Repurchase of common stock	—	—	—	—	—	(5,512)	(5,512)
Retirement of treasury stock	(300)	(3)	(2,400)	(3,109)	—	5,512	—
Comprehensive income	—	—	—	13,178	6,010	—	19,188

Balance at March 31, 2011	47,030	$471	$301,223	$275,745	$21,118	$(1,094)	$597,463

See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income (loss)	$13,178	$(9,513)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization, net	14,232	12,763
Impairment losses	726	—
Unrealized foreign currency transaction (gains), net	(1,439)	(904)
Stock-based compensation expense	1,750	1,793
Excess tax benefit from stock-based compensation	(32)	(354)
Deferred income tax provision (benefit)	113	(4,864)
Net loss on disposal of property and equipment	150	59
Bad debt expense	51	12
Unrealized losses on financial instruments, net	1,750	922
Amortization of deferred loan fees	146	955
Other	522	168

Changes in assets and liabilities, net of acquisition:
Receivables	(3,738)	(2,472)
Prepaid expenses	(3,444)	(3,693)
Other current assets	(382)	(7,809)
Deferred charges and other assets	(13)	(2)
Accounts payable	(5,909)	(2,845)
Income taxes receivable / payable	(3,437)	(233)
Accrued employee compensation and benefits	9,728	(1,668)
Other accrued expenses and current liabilities	(2,609)	272
Deferred revenue	(807)	(924)
Other long-term liabilities	(507)	1,537

Net cash provided by (used for) operating activities	20,029	(16,800)

Cash flows from investing activities:
Capital expenditures	(6,175)	(6,128)
Cash paid for business acquisition, net of cash acquired	—	(77,174)
Proceeds from sale of property and equipment	9	41
Investment in restricted cash	(6)	(107)
Release of restricted cash	—	80,000

Net cash (used for) investing activities	(6,172)	(3,368)

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2011 and 2010
(Unaudited)
(continued)

	Three Months Ended March 31,
(in thousands)	2011	2010
Cash flows from financing activities:
Proceeds from issuance of long term debt	—	75,000
Proceeds from issuance of stock	—	26
Excess tax benefit from stock-based compensation	32	354
Cash paid for repurchase of common stock	(5,512)	—
Proceeds from grants	—	12
Payments on short-term debt	—	(85,000)
Shares repurchased for minimum tax withholding on equity awards	(1,190)	(1,282)
Cash paid for loan fees related to debt	—	(3,035)

Net cash (used for) financing activities	(6,670)	(13,925)

Effects of exchange rates on cash	2,885	(3,075)

Net increase (decrease) in cash and cash equivalents	10,072	(37,168)
Cash and cash equivalents — beginning	189,829	279,853

Cash and cash equivalents — ending	$199,901	$242,685

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$261	$1,092
Cash paid during period for income taxes	$6,821	$6,745

Non-cash transactions:
Property and equipment additions in accounts payable	$1,690	$690
Unrealized gain on postretirement obligation in accumulated other comprehensive income (loss)	$17	$298
Issuance of common stock for business acquisition	$—	$136,673
See accompanying notes to condensed consolidated financial statements.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
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
On February 2, 2010, the Company completed the acquisition of ICT Group, Inc., pursuant to the Agreement and Plan of Merger, dated October 5, 2009. The Company has reflected the operating results in the Condensed Consolidated Statements of Operations since February 2, 2010. See Note 2, Acquisition of ICT, for additional information on the acquisition of this business.
In December 2010, the Company sold its Argentine operations, pursuant to stock purchase agreements, dated December 16, 2010 and December 29, 2010. The Company reflected the operating results related to the Argentine operations as discontinued operations in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2010. Cash flows from discontinued operations are included in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2010. See Note 3, Discontinued Operations, for additional information on the sale of the Argentine operations.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2011. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”). Subsequent events or transactions have been evaluated through the date and time of issuance of the condensed consolidated financial statements. There were no material subsequent events that required recognition or disclosure in the Condensed Consolidated Financial Statements.
Principles of Consolidation — The condensed consolidated financial statements include the accounts of SYKES and its wholly-owned subsidiaries and controlled majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Recognition of Revenue — Revenue is recognized in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 605 “Revenue Recognition.” The Company primarily recognizes its revenues from services as those services are performed, which is based on either a per minute, per hour, per call or

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Recognition of Revenue — (continued)
per transaction basis, under a fully executed contractual agreement and records reductions to revenues for contractual penalties and holdbacks for failure to meet specified minimum service levels and other performance based contingencies. Revenue recognition is limited to the amount that is not contingent upon delivery of any future product or service or meeting other specified performance conditions. Product sales, accounted for within fulfillment services, are recognized upon shipment to the customer and satisfaction of all obligations.
In accordance with ASC 605-25 (“ASC 605-25”), “Revenue Recognition — Multiple-Element Arrangements”, revenue from contracts with multiple-deliverables is allocated to separate units of accounting based on their relative fair value, if the deliverables in the contract(s) meet the criteria for such treatment. Certain fulfillment services contracts contain multiple-deliverables. Separation criteria includes whether a delivered item has value to the customer on a stand-alone basis, whether there is objective and reliable evidence of the fair value of the undelivered items and, if the arrangement includes a general right of return related to a delivered item, whether delivery of the undelivered item is considered probable and in the Company’s control. Fair value is the price of a deliverable when it is regularly sold on a stand-alone basis, which generally consists of vendor-specific objective evidence of fair value. If there is no evidence of the fair value for a delivered product or service, revenue is allocated first to the fair value of the undelivered product or service and then the residual revenue is allocated to the delivered product or service. If there is no evidence of the fair value for an undelivered product or service, the contract(s) is accounted for as a single unit of accounting, resulting in delay of revenue recognition for the delivered product or service until the undelivered product or service portion of the contract is complete. The Company recognizes revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding client acceptance are resolved, and there are no client-negotiated refund or return rights affecting the revenue recognized for delivered elements. Once the Company determines the allocation of revenues between deliverable elements, there are no further changes in the revenue allocation. If the separation criteria are met, revenues from these services is recognized as the services are performed under a fully executed contractual agreement. If the separation criteria are not met because there is insufficient evidence to determine fair value of one of the deliverables, all of the services are accounted for as a single combined unit of accounting. For these deliverables with insufficient evidence to determine fair value, revenue is recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate. As of March 31, 2011, the Company’s fulfillment contracts with multiple-deliverables met the separation criteria as outlined in ASC 605-25 and the revenue was accounted for accordingly. The Company has no other contracts that contain multiple-deliverables as of March 31, 2011.
In October 2009, the Financial Accounting Standards Board amended the accounting standards for certain multiple-deliverable revenue arrangements. The Company adopted this guidance on a prospective basis for applicable transactions originated or materially modified since January 1, 2011, the adoption date. Since there were no such transactions executed or materially modified since adoption on January 1, 2011, there was no impact on the Company’s financial condition, results of operations and cash flows. The amended standard:
•	updates guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•	requires an entity to allocate revenue in an arrangement using the best estimated selling price of deliverables if a vendor does not have vendor-specific objective evidence of selling price or third-party evidence of selling price; and

•	eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method.
Goodwill — The Company accounts for goodwill and other intangible assets under ASC 350 (“ASC 350”) “Intangibles — Goodwill and Other.” The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time. Goodwill and other intangible assets with indefinite lives are not subject to amortization, but instead must be reviewed at least annually, and more frequently in the presence of certain circumstances, for impairment by applying a fair value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values, as appropriate, and an analysis of our market capitalization. Under ASC 350, the carrying value of assets is calculated at the reporting unit. If the fair value of the reporting unit is less than its carrying value, goodwill is considered impaired and an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. As of March 31, 2011, there were no indications of impairment, as outlined in ASC 350. The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Intangible Assets — Intangible assets, primarily customer relationships, trade names, existing technologies and covenants not to compete, are amortized using the straight-line method over their estimated useful lives which approximate the pattern in which the economic benefits of the assets are consumed. The Company periodically evaluates the recoverability of intangible assets and takes into account events or changes in circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Fair value for intangible assets is based on discounted cash flows, market multiples and/or appraised values as appropriate. The Company does not have intangible assets with indefinite lives. As of March 31, 2011, there were no indications of impairment, as outlined by ASC 350.
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
The Company evaluates tax positions that have been taken or are expected to be taken in its tax returns, and records a liability for uncertain tax positions in accordance with ASC 740. ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying Condensed Consolidated Financial Statements.
Self-Insurance Programs — The Company self-insures for certain levels of workers’ compensation and as of January 1, 2011, began self-funding the medical, prescription drug and dental benefit plans in the United States. Estimated costs of this self-insurance program are accrued at the projected settlements for known and anticipated claims. As of March 31, 2011 and December 31, 2010, self-insurance liabilities of $1.6 million and $0.1 million, respectively, are included in “Accrued employee compensation and benefits”, and $0.1 million and $0.1 million, respectively, are included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.
Deferred Grants — Recognition of income associated with grants for land and the acquisition of property, buildings and equipment is deferred until after the completion and occupancy of the building and title has passed to the Company, and the funds have been released from escrow. The deferred amounts for both land and building are amortized and recognized as a reduction of depreciation expense included within general and administrative costs over the corresponding useful lives of the related assets. Amounts received in excess of the cost of the building are allocated to the cost of equipment and, only after the grants are released from escrow, recognized as a reduction of depreciation expense over the weighted average useful life of the related equipment, which approximates five years. As of March 31, 2011 and December 31, 2010, property deferred grants totaled $8.9 million and $9.8 million, respectively. Amortization of the deferred grants that is included as a reduction to “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations was approximately $0.3 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively. Upon sale of the related facilities, any deferred grant balance is recognized in full and is included in the gain on sale of property and equipment.
The Company receives government employment grants, primarily in the U.S., Ireland and Canada, as an incentive to create and maintain permanent employment positions for a specified time period. The grants are repayable, under certain terms and conditions, if the Company’s relevant employment levels do not meet or exceed the employment levels set forth in the grant agreements. Accordingly, grant monies received are deferred and amortized using the proportionate performance model over the required employment period. As of March 31, 2011 and December 31, 2010, deferred employment grants totaled $2.7 million, of which $1.7 million is included in total current liabilities, and $2.7 million, of which $1.7 million is included in total current liabilities, respectively. Amortization of these

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Deferred Grants — (continued)
grants, recorded as a reduction to “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations, was not material for the three months ended March 31, 2011 and 2010.
Stock-Based Compensation — The Company has four stock-based compensation plans: the 2001 Equity Incentive Plan (for employees and certain non-employees), the 2011 Equity Incentive Plan (for employees and certain non-employees) which is subject to approval by the shareholders at the Company’s 2011 Annual Meeting of Shareholders (“Annual Meeting”), the 2004 Non-Employee Director Fee Plan (for non-employee directors), both approved by the shareholders, and the Deferred Compensation Plan (for certain eligible employees). All of these plans are discussed more fully in Note 17, Stock-Based Compensation. Stock-based awards under these plans may consist of common stock, common stock units, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Company issues common stock and treasury stock to satisfy stock option exercises or vesting of stock awards.
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
Fair Value of Financial Instruments — The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
•	Cash, Short-Term and Other Investments, Investments Held in Rabbi Trusts and Accounts Payable. The carrying values for cash, short-term and other investments, investments held in rabbi trusts and accounts payable approximate their fair values.

•	Forward Currency Forward Contracts and Options. Forward currency forward contracts and options, including premiums paid on options, are recognized at fair value based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions, including adjustments for credit risk.
Fair Value Measurements — A description of the Company’s policies regarding fair value measurement, in accordance with the provisions of ASC 820 (“ASC 820”) “Fair Value Measurements and Disclosures,” is summarized below.
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
Determination of Fair Value – The Company generally uses quoted market prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access to determine fair value, and classifies such items in Level 1. Fair values determined by Level 2 inputs utilize inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted market prices in active markets for similar assets or liabilities, and inputs other than quoted market prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Fair Value Measurements — (continued)
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
Investments Held in Rabbi Trusts — The investment assets of the rabbi trusts are valued using quoted market prices in active markets, which are classified in Level 1 of the fair value hierarchy. For additional information about the deferred compensation plan, refer to Note 9, Investments Held in Rabbi Trusts, and Note 17, Stock-Based Compensation.
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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies — (continued)
Foreign Currency and Derivative Instruments — (continued)
Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are recorded in AOCI, until the forecasted underlying transactions occur. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction within “Revenues”. Changes in the fair value of derivatives that are highly effective and designated as a net investment hedge are recorded in cumulative translation adjustment in AOCI, offsetting the change in cumulative translation adjustment attributable to the hedged portion of the Company’s net investment in the foreign operation. Any unrealized gains and losses from settlements of the net investment hedge remain in AOCI until partial or complete liquidation of the net investment. Ineffectiveness is measured based on the change in fair value of the forward contracts and options and the fair value of the hypothetical derivatives with terms that match the critical terms of the risk being hedged. Hedge ineffectiveness is recognized within “Revenues” for cash flow hedges and within “Other income (expense)” for net investment hedges. Cash flows from the derivative contracts are classified within the operating section in the accompanying Condensed Consolidated Statements of Cash Flows.
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. Hedges of a net investment in a foreign operation are linked to the specific foreign operation. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, the Company discontinues hedge accounting prospectively. At March 31, 2011 and December 31, 2010, all hedges were determined to be highly effective.
The Company also periodically enters into forward contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivative instruments is to reduce the effects from fluctuations caused by volatility in currency exchange rates on the Company’s operating results and cash flows. All changes in the fair value of the derivative instruments are included in “Other income (expense)”. See Note 8, Financial Derivatives, for further information on financial derivative instruments.
New Accounting Standards — There are no recently issued accounting standards that are expected to have a material effect on the Company’s financial condition, results of operations or cash flows.
Note 2. Acquisition of ICT
On February 2, 2010, the Company acquired 100% of the outstanding common shares and voting interest of ICT through a merger of ICT with and into a subsidiary of the Company. ICT provides outsourced customer management and business process outsourcing solutions with its operations located in the United States, Canada, Europe, Latin America, India, Australia and the Philippines. The results of ICT’s operations have been included in the Company’s Condensed Consolidated Financial Statements since its acquisition on February 2, 2010. The Company acquired ICT to expand and complement its global footprint, provide entry into additional vertical markets, and increase revenues to enhance its ability to leverage the Company’s infrastructure to produce improved sustainable operating margins. This resulted in the Company paying a substantial premium for ICT resulting in recognition of goodwill.
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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 2. Acquisition of ICT — (continued)
The cash portion of the acquisition was funded through borrowings consisting of a $75 million short-term loan from KeyBank and a $75 million Term Loan, which were paid off in March 2010 and July 2010, respectively. See Note 11, Borrowings, for further information.
The Company accounted for the acquisition in accordance with ASC 805 “Business Combinations”, whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from ICT based on their estimated fair values as of the closing date. The Company finalized its purchase price allocation during the quarter ended December 31, 2010. The following table summarizes the estimated acquisition date fair values of the assets acquired and liabilities assumed, the measurement period adjustments that occurred during the quarter ended December 31, 2010 and the final purchase price allocation as of February 2, 2010 (in thousands):

	February 2, 2010	Measurement	February 2, 2010
	(As initially	Period	(As
	reported)	Adjustments	adjusted)

Cash and cash equivalents	$63,987	$—	$63,987
Receivables	75,890	—	75,890
Income tax receivable	2,844	(1,941)	903
Prepaid expenses	4,846	—	4,846
Other current assets	4,950	149	5,099

Total current assets	152,517	(1,792)	150,725
Property and equipment	57,910	—	57,910
Goodwill	90,123	7,647	97,770
Intangibles	60,310	—	60,310
Deferred charges and other assets	7,978	(3,965)	4,013

Short-term debt	(10,000)	—	(10,000)
Accounts payable	(12,412)	(168)	(12,580)
Accrued employee compensation and benefits	(23,873)	(1,309)	(25,182)
Income taxes payable	(2,451)	2,013	(438)
Other accrued expenses and current liabilities	(10,951)	(464)	(11,415)

Total current liabilities	(59,687)	72	(59,615)
Deferred grants	(706)	—	(706)
Long-term income tax liabilities	(5,573)	(19,924)	(25,497)
Other long-term liabilities (1)	(25,038)	17,962	(7,076)

	$277,834	$—	$277,834

(1)	Includes primarily long-term deferred tax liabilities.
The above fair values of assets acquired and liabilities assumed were based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The measurement period adjustments relate primarily to unrecognized tax benefits and related offsets, tax liabilities relating to the determination as of the date of the ICT acquisition that the Company intended to distribute a majority of the accumulated and undistributed earnings of the ICT Philippine subsidiary and its direct parent, ICT Group Netherlands B.V. to SYKES, its ultimate U.S. parent, and certain accrual adjustments related to labor and benefit costs in Argentina. The measurement period adjustments were completed as of December 31, 2010.
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
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 2. Acquisition of ICT — (continued)
receivables acquired is $75.9 million, with the gross contractual amount being $76.4 million, of which $0.5 million was not expected to be collected.
Total net assets acquired (liabilities assumed) by operating segment as of February 2, 2010, the acquisition date, were as follows (in thousands):

	Americas	EMEA	Other	Consolidated
Net assets (liabilities)	$278,703	$(869)	$—	$277,834

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

After the ICT acquisition in February, 2010, the Company paid off the $10.0 million outstanding balance plus accrued interest of the ICT short-term debt assumed upon acquisition. The related interest expense included in “Interest expense” in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2010 was not material.
The Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2010 includes ICT revenues of $63.7 million and the ICT net loss of $(13.4) million from the February 2, 2010 acquisition date through March 31, 2010.
The following table presents the unaudited pro forma combined revenues and net earnings as if ICT had been included in the consolidated results of the Company for the three months ended March 31, 2010. The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on January 1, 2010 (in thousands):

Three Months Ended
March 31, 2010
Revenues	$306,710
Income from continuing operations, net of taxes	$11,803
Income from continuing operations per common share:
Basic	$0.25
Diluted	$0.25
These amounts have been calculated to reflect the additional depreciation, amortization, and interest expense that would have been incurred assuming the fair value adjustments and borrowings occurred on January 1, 2010, together with the consequential tax effects. In addition, these amounts exclude costs incurred which are directly attributable to the acquisition, and which do not have a continuing impact on the combined companies operating results. Included in these costs are severance, advisory and legal costs, net of the consequential tax effects.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 2. Acquisition of ICT — (continued)
The following table presents acquisition-related costs included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2011	2010
Severance costs:
Americas	$—	$850
Corporate	126	12,596

	126	13,446

Lease termination and other costs: (1)
Americas	220	—

	220	—

Transaction and integration costs:
Corporate	13	7,654

	13	7,654

Depreciation and amortization: (2)
Americas	3,058	2,153
EMEA	—	6

	3,058	2,159

Total acquisition-related costs	$3,417	$23,259

(1)	Amounts related to the Third Quarter 2010 Exit Plan. See Note 5.

(2)	Additional depreciation resulted from the increase in fair values of the acquired property and equipment and amortization of the fair values of the acquired intangibles.
Note 3. Discontinued Operations
In December 2010, the Board of Directors of SYKES, upon the recommendation of its Finance Committee, sold its Argentine operations, which were operated through two Argentine subsidiaries: Centro Interaccion Multimedia S.A. (“CIMSA”) and ICT Services of Argentina, S.A. (“ICT Argentina”), together the “Argentine operations.” CIMSA and ICT Argentina were offshore contact centers providing contact center services through a total of three centers in Argentina to clients in the United States and in the Republic of Argentina. The decision to exit Argentina was made due to surging costs, primarily chronic wage increases, which dramatically reduced the appeal of the Argentina footprint among the Company’s existing and new global clients and thus the overall future profitability of the Argentine operations. As these were stock transactions, the Company has no future obligation with regard to the Argentine operations and there are no material post closing obligations.
As a result of the sale of the Argentine operations, the operating results related to the Argentine operations have been reflected as discontinued operations in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2010. This business was historically reported by the Company as part of the Americas segment.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 3. Discontinued Operations — (continued)
The results of the Argentine operations included in discontinued operations were as follows (in thousands):

Three Months Ended
March 31, 2010
Revenues	$8,635

(Loss) from discontinued operations before income taxes	$(1,346)
Income taxes (1)	—

(Loss) from discontinued operations, net of taxes	$(1,346)

(1)	There were no income taxes on the loss from discontinued operations as any tax benefit from the losses would be offset by a valuation allowance.
Note 4. Assets Held for Sale
In March 2011, the Company classified long-lived assets, consisting of land and a building located in Minot, North Dakota, as held for sale. These assets were classified as held for sale based on the following: management committed to a plan to sell the assets, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the plan to sell the assets has been initiated, the assets are being actively marketed for sale at a price that is reasonable in relation to their current fair value, it is probable that the assets will be sold in a reasonable period of time, and it is unlikely that significant changes to the plan to sell the assets will be made or that the plan will be withdrawn.
As of March 31, 2011, the assets held for sale have a carrying value of $0.8 million, which are included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. The estimated fair value of these assets is in excess of their carrying value based on recent sales prices of comparable properties. Related to these assets are deferred grants of $0.6 million as of March 31, 2011, which are included in “Other accrued expenses and deferred liabilities” in the accompanying Condensed Consolidated Balance Sheet. Upon reclassification as held for sale, the Company discontinued depreciating these assets and amortizing the related deferred grants. As of December 31, 2010, these assets, classified as held and used with a carrying value of $0.9 million, are included in “Property and equipment” in the accompanying Condensed Consolidated Balance Sheet. Related to these assets are deferred grants of $0.6 million as of December 31, 2010, which are included in “Deferred grants” in the accompanying Condensed Consolidated Balance Sheet.
In February 2011, the Company received an offer to purchase the Minot assets for $4.1 million in cash. The sale is expected to close in June 2011.
Note 5. Costs Associated with Exit or Disposal Activities
Third Quarter 2010 Exit Plan
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
The major costs incurred as a result of these actions are impairments of long-lived assets (primarily leasehold improvements) and facility-related costs (primarily consisting of those costs associated with the real estate leases) estimated at $10.9 million as of March 31, 2011 ($10.0 million as of December 31, 2010), all of which are in the Americas segment. This increase of $0.9 million during the quarter ended March 31, 2011 is primarily due to the change in assumptions related to the redeployment of property and equipment and a lease early termination penalty. The Company recorded $3.8 million of the costs associated with the Third Quarter 2010 Exit Plan as non-cash

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 5. Costs Associated with Exit or Disposal Activities — (continued)
impairment charges, of which $0.7 million is included in “Impairment of long-lived assets” in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2011 (see Note 6, Fair Value, for further information). The remaining $7.1 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ends in February 2017. The Company has paid $1.5 million in cash through March 31, 2011 related to these facility-related costs.
The following table summarizes the 2011 accrued liability associated with the Third Quarter 2010 Exit Plan’s exit or disposal activities and related charges for the three months ended March 31, 2011:

	Beginning				Ending
	Accrual at			Other Non-	Accrual at
	January 1,		Cash	Cash	March 31,
	2011	2011 Charges(1)	Payments	Changes	2011	Short-term(2)	Long-term(3)	Total
Lease obligations and facility exit costs	$6,141	$220	$(742)	$—	$5,619	$1,953	$3,666	$5,619

(1)	During the three months ended March 31, 2011, the Company recorded $0.2 million in additional lease termination costs related to one of the Philippine customer contact management centers, which is included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

(2)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet.

(3)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet.
Fourth Quarter 2010 Exit Plan
During the quarter ended December 31, 2010, in furtherance of the Company’s long-term goals to manage and optimize capacity utilization, the Company committed to and closed a customer contact management center in the United Kingdom and a customer contact management center in Ireland, both components of the EMEA segment (the “Fourth Quarter 2010 Exit Plan”). These actions further enable the Company to reduce operating costs by eliminating additional redundant space and to optimize capacity utilization rates where overlap exists. These actions were substantially completed by January 31, 2011. None of the revenues from the United Kingdom or Ireland facilities, which were approximately $1.3 million on an annualized basis, were captured and migrated to other facilities within the region. Loss from operations of the United Kingdom and Ireland are not material to the consolidated income (loss) from continuing operations; therefore, their results of operations have not been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations.
The major costs incurred as a result of these actions are facility-related costs (primarily consisting of those costs associated with the real estate leases), impairments of long-lived assets (primarily leasehold improvements and equipment) and severance-related costs totaling $2.2 million as of March 31, 2011 ($2.1 million as of December 31, 2010). This increase of $0.1 million included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations during the three months ended March 31, 2011 is primarily due to the change in the estimate of facility-related costs. The Company recorded $0.2 million of the costs associated with the Fourth Quarter 2010 Exit Plan as non-cash impairment charges. Approximately $1.8 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ends in March 2014, and $0.2 million represents cash expenditures for severance related costs. The Company has paid $0.6 million in cash through March 31, 2011 of the facility-related and severance-related costs.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 5. Costs Associated with Exit or Disposal Activities — (continued)
The following table summarizes the 2011 accrued liability associated with the Fourth Quarter 2010 Exit Plan’s exit or disposal activities and related charges for the three months ended March 31, 2011:

	Beginning				Ending
	Accrual at			Other Non-	Accrual at
	January 1,		Cash	Cash	March 31,
	2011	2011 Charges(1)	Payments	Changes(2)	2011	Short-term(3)	Long-term(4)	Total
Lease obligations and facility exit costs	$1,711	$70	$(387)	$58	$1,452	$567	$885	$1,452

(1)	During the three months ended March 31, 2011, the Company recorded $0.1 million in additional lease termination costs related to the Ireland customer contact management center, which is included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

(2)	Effect of foreign currency translation.

(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet.

(4)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet.
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
The following table summarizes the 2011 accrued liability associated with the ICT Restructuring Plan’s exit or disposal activities for the three months ended March 31, 2011:

	Beginning				Ending
	Accrual at			Other Non-	Accrual at
	January 1,		Cash	Cash	March 31,
	2011	2011 Charges(1)	Payments	Changes(2)	2011	Short-term(3)	Long-term	Total
Lease obligations and facility exit costs	$1,462	$(262)	$(426)	$43	$817	$817	$—	$817

(1)	During the three months ended March 31, 2011, the Company reversed accruals related to the final settlement of termination costs, which reduced “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

(2)	Effect of foreign currency translation.

(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 6. Fair Value
The Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 subject to the requirements of ASC 820 consist of the following (in thousands):

	Fair Value Measurements at March 31, 2011 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets For	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	March 31, 2011	Level (1)	Level (2)	Level (3)

Assets:
Money market funds and open-end mutual funds (1)	$41,867	$41,867	$—	$—
Foreign currency forward contracts (2)	1,342	—	1,342	—
Foreign currency option contracts (2)	3,682	—	3,682	—
Equity investments held in a rabbi trust for the Deferred Compensation Plan (3)	3,021	3,021	—	—
Debt investments held in a rabbi trust for the Deferred Compensation Plan (3)	889	889	—	—
Guaranteed investment certificates (4)	58	—	58	—

	$50,859	$45,777	$5,082	$—

Liabilities:
Foreign currency forward contracts (5)	$1,742	$—	$1,742	$—

	$1,742	$—	$1,742	$—

(1)	Included $41.2 million in “Cash and cash equivalents” and $0.7 million in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(2)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 8.

(3)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 9.

(4)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(5)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet. See Note 8.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 6. Fair Value — (continued)
The Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 subject to the requirements of ASC 820 consist of the following (in thousands):

	Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets For	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2010	Level (1)	Level (2)	Level (3)

Assets:
Money market funds and open-end mutual funds (1)	$6,640	$6,640	$—	$—
Foreign currency forward contracts (2)	1,283	—	1,283	—
Foreign currency option contracts (2)	4,951	—	4,951	—
Equity investments held in a rabbi trust for the Deferred Compensation Plan (3)	2,647	2,647	—	—
Debt investments held in a rabbi trust for the Deferred Compensation Plan (3)	789	789	—	—
U.S. Treasury Bills held in a rabbi trust for the former ICT chief executive officer (3)	118	118	—	—
Guaranteed investment certificates (4)	53	—	53	—

	$16,481	$10,194	$6,287	$—

Liabilities:
Foreign currency forward contracts (5)	$735	$—	$735	$—

	$735	$—	$735	$—

(1)	Included $5.9 million in “Cash and cash equivalents” and $0.7 million in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(2)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 8.

(3)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 9.

(4)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(5)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet. See Note 8.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 6. Fair Value — (continued)
Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs as described in Note 1, Business, Basis of Presentation and Summary of Significant Accounting Policies, like those associated with acquired businesses, including goodwill and other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets was determined to be impaired. The Company’s assets measured at fair value on a nonrecurring basis (no liabilities) as of March 31, 2011 subject to the requirements of ASC 820 consist of the following (in thousands):

		Three Months		Three Months
		Ended March 31,		Ended March 31,
	Balance at	2011	Balance at	2010
	March 31,	Total Impairment	December 31,	Total Impairment
	2011	(Losses)	2010	(Losses)
Assets:

EMEA:
Property and equipment, net (1)	$14,939	$—	$14,614	$—

Americas:
Property and equipment, net (1)	91,447	(726)	99,089	—

	$106,386	$(726)	$113,703	$—

(1)	See Note 1 for additional information regarding the fair value measurement.
During the three months ended March 31, 2011 in connection with the Third Quarter 2010 Exit Plan within the Americas segment, as discussed more fully in Note 5, Costs Associated with Exit or Disposal Activities, the Company recorded an impairment charge of $0.7 million, resulting from a change in assumptions related to the redeployment of property and equipment.
Note 7. Goodwill and Intangible Assets
The following table presents the Company’s purchased intangible assets (in thousands) as of March 31, 2011:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Intangibles	Amortization	Intangibles	Period (years)

Customer relationships	$58,999	$(8,749)	$50,250	8
Trade name	1,000	(389)	611	3
Non-compete agreements	560	(560)	—	1
Proprietary software	850	(550)	300	2

	$61,409	$(10,248)	$51,161	8

The following table presents the Company’s purchased intangible assets (in thousands) as of December 31, 2010:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Intangibles	Amortization	Intangibles	Period (years)

Customer relationships	$58,471	$(6,839)	$51,632	8
Trade name	1,000	(306)	694	3
Non-compete agreements	560	(513)	47	1
Proprietary software	850	(471)	379	2

	$60,881	$(8,129)	$52,752	8

Amortization expense, related to the purchased intangible assets resulting from acquisitions (other than goodwill), of

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 7. Goodwill and Intangible Assets — (continued)
$2.0 million and $1.4 million for the three months ended March 31, 2011 and 2010, respectively, is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.
The Company’s estimated future amortization expense for the five succeeding years is as follows (in thousands):

Years Ending December 31,	Amount

2011 (remaining nine months)	$5,947
2012	7,805
2013	7,407
2014	7,344
2015	7,342
2016	7,342
2017 and thereafter	7,974
Changes in goodwill consist of the following (in thousands):

		Accumulated
	Gross	Impairment
	Amount	Losses	Net Amount

Americas:
Balance at January 1, 2011	$122,932	$(629)	$122,303
Foreign currency translation	1,887	—	1,887

Balance at March 31, 2011	124,819	(629)	124,190

EMEA:
Balance at January 1, 2011	84	(84)	—
Foreign currency translation	—	—	—

Balance at March 31, 2011	84	(84)	—

	$124,903	$(713)	$124,190

Note 8. Financial Derivatives
Cash Flow Hedges — The Company had derivative assets and liabilities relating to outstanding forward contracts and options, designated as cash flow hedges, as defined under ASC 815, consisting of Philippine peso (“PHP”) contracts, maturing within 12 months with a notional value of $96.7 million and $109.1 million as of March 31, 2011 and December 31, 2010, respectively, and Canadian Dollar contracts maturing within 12 months with a notional value of $5.4 million and $7.2 million as of March 31, 2011 and December 31, 2010, respectively. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.
The Company had a total of $1.5 million and $2.1 million of deferred gains, net of taxes of ($0.4) million and $(0.5) million, on these derivative instruments as of March 31, 2011 and December 31, 2010, respectively, recorded in AOCI in the accompanying Condensed Consolidated Balance Sheets. The deferred gains expected to be reclassified to “Revenues” from AOCI during the next twelve months is $5.0 million. However, this amount and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the forward contracts.
Net Investment Hedges — During 2010, the Company entered into foreign exchange forward contracts to hedge its net investment in a foreign operation, as defined under ASC 815, with an aggregate notional value of $26.1 million. These hedges settled in 2010 and the Company recorded deferred (losses) of $(2.6) million, net of taxes, for 2010 as a currency translation adjustment, a component of AOCI, offsetting foreign exchange losses attributable to the translation of the net investment. The Company did not hedge net investments in foreign operations during the three months ended March 31, 2011.
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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 8. Financial Derivatives — (continued)
Other Hedges — (continued)
that are denominated in currencies other than our subsidiaries functional currencies. These contracts generally do not exceed 90 days in duration.
The Company had the following outstanding foreign currency forward contracts and options (in thousands):

	As of March 31, 2011		As of December 31, 2010
	Notional Amount	Settle Through	Notional Amount	Settle Through
Contract Type	in USD	Date	in USD	Date
Cash flow hedge: (1)
Options	$75,700	December 2011	$81,100	December 2011
Forwards	$26,400	December 2011	$35,200	December 2011

Not designated as hedge: (2)
Forwards	$52,334	June 2011	$57,791	February 2011

(1)	Cash flow hedge as defined under ASC 815. Purpose is to protect against the risk that eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.

(2)	Foreign currency hedge contract not designated as a hedge as defined under ASC 815. Purpose is to reduce the effects on the Company’s operating results and cash flows from fluctuations caused by volatility in currency exchange rates, primarily related to intercompany loan payments and cash held in non-functional currencies.
As of March 31, 2011, the maximum amount of loss due to credit risk that, based on the gross fair value of the financial instruments, the Company would incur if parties to the financial instruments that make up the concentration failed to perform according to the terms of the contracts is $5.0 million.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 8. Financial Derivatives — (continued)
Other Hedges — (continued)
The following tables present the fair value of the Company’s derivative instruments as of March 31, 2011 and December 31, 2010 included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Derivative Assets
	March 31, 2011		December 31, 2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:

Foreign currency forward contracts	Other current assets	$1,341	Other current assets	$1,009
Foreign currency options	Other current assets	3,682	Other current assets	4,951

		5,023		5,960
Derivatives not designated as hedging instruments under ASC 815:

Foreign currency forward contracts	Other current assets	1	Other current assets	274

Total derivative assets		$5,024		$6,234

	Derivative Liabilities
	March 31, 2011		December 31, 2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:

Foreign currency forward contracts	Other accrued		Other accrued
	expenses and		expenses and
	current liabilities	$—	current liabilities	$27

		—		27
Derivatives not designated as hedging instruments under ASC 815:

Foreign currency forward contracts	Other accrued		Other accrued
	expenses and		expenses and
	current liabilities	1,742	current liabilities	708

Total derivative liabilities		$1,742		$735

(1)	See Note 1 for additional information on the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 8. Financial Derivatives — (continued)
Other Hedges — (continued)
The following tables present the effect of the Company’s derivative instruments for the three months ended March 31, 2011 and 2010 in the accompanying Condensed Consolidated Financial Statements (in thousands):

	Gain (Loss)		Statement	Gain (Loss)		Gain (Loss)
	Recognized in AOCI		of	Reclassified From		Recognized in Income
	on Derivatives		Operations	Accumulated AOCI		on Derivatives
	(Effective Portion)		Location	Into Income		(Ineffective Portion)
	March 31,			March 31,		March 31,
	2011	2010		2011	2010	2011	2010
Derivatives designated as cash flow hedging instruments under ASC 815:

Foreign currency forward contracts	$378	$1,195	Revenues	$34	$892	$—	$—

Foreign currency option contracts	(650)	150	Revenues	498	89	—	—

	$(272)	$1,345		$532	$981	$—	$—

		Gain (Loss) Recognized
	Statement of	in Income on Derivatives
	Operations	March 31,
	Location	2011	2010
Derivatives not designated as hedging instruments under ASC 815:

Foreign currency forward contracts	Other income and
	(expense)	$(2,289)	$(1,074)

Note 9. Investments Held in Rabbi Trusts
The Company’s investments held in rabbi trusts, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	March 31, 2011		December 31, 2010
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$3,371	$3,910	$3,058	$3,436
U.S. Treasury Bills (1)	—	—	118	118

	$3,371	$3,910	$3,176	$3,554

(1)	Matured in January 2011.
The mutual funds held in the rabbi trusts were 77% equity-based and 23% debt-based at March 31, 2011. Investment income, included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 consists of the following (in thousands):

	Three Months Ended March 31,
	2011	2010
Gross realized gains from sale of trading securities	$2	$10
Gross realized losses from sale of trading securities	—	(5)
Dividend and interest income	5	6
Net unrealized holding gains	154	113

Net investment income	$161	$124

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 10. Deferred Revenue
The components of deferred revenue consist of the following (in thousands):

	March 31, 2011	December 31, 2010

Future service	$23,578	$23,919
Estimated potential penalties and holdbacks	7,657	7,336

	$31,235	$31,255

Note 11. Borrowings
The Company had no outstanding borrowings as of March 31, 2011 and December 31, 2010.
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
The $75 million revolving credit facility provided under the Credit Agreement includes a $40 million multi-currency sub-facility, a $10 million swingline sub-facility and a $5 million letter of credit sub-facility, which may be used for general corporate purposes including strategic acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. The Company is not currently aware of any inability of its lenders to provide access to the full commitment of funds that exist under the revolving credit facility, if necessary. However, there can be no assurance that such facility will be available to the Company, even though it is a binding commitment of the financial institutions. The revolving credit facility will mature on February 1, 2013.
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
The Company paid an underwriting fee of $3.0 million for the Credit Agreement, which is deferred and amortized over the term of the loan. The related interest expense and amortization of deferred loan fees on the Credit Agreement of $0.3 million and $0.8 million are included in “Interest expense” in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, respectively. The $75 million Term Loan had a weighted average interest rate of 3.95% for the three months ended March 31, 2010.
The Credit Agreement is guaranteed by all of the Company’s existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all the direct foreign subsidiaries of the Company and those of the guarantors.
In December, 2009, Sykes (Bermuda) Holdings Limited, a Bermuda exempted company (“Sykes Bermuda”) which is an indirect wholly-owned subsidiary of the Company, entered into a credit agreement with KeyBank (the “Bermuda Credit Agreement”). The Bermuda Credit Agreement provided for a $75 million short-term loan to Sykes Bermuda with a maturity date of March 31, 2010. Sykes Bermuda drew down the full $75 million on December 11, 2009. The Bermuda Credit Agreement required that Sykes Bermuda and its direct subsidiaries maintain cash and cash equivalents of at least $80 million at all times. Interest was charged on outstanding amounts, at the option of Sykes Bermuda, at either a Eurodollar Rate (as defined in the Bermuda Credit Agreement) or a Base Rate (as

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 11. Borrowings — (continued)
defined in the Bermuda Credit Agreement) plus, in each case, an applicable margin specified in the Bermuda Credit Agreement. The underwriting fee paid of $0.8 million was deferred and amortized over the term of the loan. Sykes Bermuda repaid the entire outstanding amount plus accrued interest on March 31, 2010. The related interest expense and amortization of deferred loan fees of $1.4 million are included in “Interest expense” in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2010 (none for the three months ended March 31, 2011).
Note 12. Accumulated Other Comprehensive Income (Loss)
The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220 (“ASC 220”) “Comprehensive Income”. ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

		Unrealized	Unrealized	Unrealized	Unrealized
	Foreign	(Loss) on	Actuarial Gain	Gain (Loss) on	Gain (Loss) on
	Currency	Net	(Loss) Related	Cash Flow	Post
	Translation	Investment	to Pension	Hedging	Retirement
	Adjustment	Hedge	Liability	Instruments	Obligation	Total

Balance at January 1, 2010	$4,317	$—	$1,207	$2,019	$276	$7,819
Pre-tax amount	9,790	(3,955)	(31)	4,936	104	10,844
Tax benefit	—	1,390	—	321	—	1,711
Reclassification to net loss	(7)	—	(52)	(5,173)	(34)	(5,266)
Foreign currency translation	(108)	—	65	43	—	—

Balance at December 31, 2010	13,992	(2,565)	1,189	2,146	346	15,108
Pre-tax amount	6,874	—	87	(272)	26	6,715
Tax benefit	—	—	—	152	—	152
Reclassification to net income	(302)	—	(14)	(532)	(9)	(857)
Foreign currency translation	(38)	—	12	26	—	—

Balance at March 31, 2011	$20,526	$(2,565)	$1,274	$1,520	$363	$21,118

Except as discussed in Note 13, Income Taxes, earnings associated with the Company’s investments in its subsidiaries are considered to be permanently invested and no provision for income taxes on those earnings or translation adjustments has been provided.
Note 13. Income Taxes
The Company’s effective tax rate was 4.2% and 5.4% for the three months ended March 31, 2011, and 2010, respectively. The differences in the Company’s effective tax rate of 4.2% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the recognition of tax benefits resulting from income earned in certain tax holiday jurisdictions, losses in jurisdictions for which tax benefits either can or cannot be recognized, adjustments of valuation allowances, changes in unrecognized tax positions, foreign withholding taxes and permanent differences.
The liability for unrecognized tax benefits is recorded as “Long-term income tax liabilities” in the accompanying Condensed Consolidated Balance Sheets. The Company has accrued $18.6 million at March 31, 2011, and $21.0 million at December 31, 2010, excluding penalties and interest. The $2.4 million decrease relates primarily to a favorable resolution of a tax audit.
Generally, earnings associated with the investments in our subsidiaries are considered to be permanently invested and provisions for income taxes on those earnings or translation adjustments are not recorded. However in 2010, the Company changed its intent to distribute current earnings from various foreign operations to their foreign parents to take advantage of the December 2010 Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the “Tax Relief Act”), which includes the extension until December 31, 2011 of Internal Revenue Code Section 954(c)(6). The Tax Relief Act permits continued tax deferral on such distributions that would otherwise be taxable immediately in the United States. While the distributions are not taxable in the United States, related foreign withholding taxes have been accrued in the Condensed Consolidated Balance Sheets.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 13. Income Taxes — (continued)
In addition, the U.S. Department of the Treasury released the “General Explanations of the Administration’s Fiscal Year 2012 Revenue Proposals” in February 2011. These proposals represent a significant shift in international tax policy, which may materially impact U.S. taxation of international earnings. The Company continues to monitor these proposals and is currently evaluating their potential impact on its financial condition, results of operations, and cash flows. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable.
The U.S. Internal Revenue Service is currently conducting a limited audit of the 2007 tax year. The Canadian tax authority is currently auditing tax years 2003 through 2006 and 2008 through 2009. The German tax authority is currently auditing tax periods 2005 through 2007. In the Philippines, the Company is being audited by the Philippine tax authorities for tax years 2007 and 2008. The Company’s Indian subsidiary is currently under examination in India for fiscal tax years 2004 through 2007. As of March 31, 2011, the Company believes it has adequately accrued for these audits.
Note 14. Earnings Per Share
Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options, stock appreciation rights, restricted stock, common stock units and shares held in a rabbi trusts using the treasury stock method. For the three months ended March 31, 2011 and 2010, the impact of outstanding options to purchase shares of common stock and stock appreciation rights of 0.5 million shares and 0.2 million shares, respectively, were anti-dilutive and were excluded from the calculation of diluted earnings per share.
The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Basic:
Weighted average common shares outstanding	46,409	44,590
Diluted:
Dilutive effect of stock options, stock appreciation rights, restricted stock, common stock units and shares held in a rabbi trust	168	176

Total weighted average diluted shares outstanding	46,577	44,766

On August 5, 2002, the Company’s Board of Directors authorized the Company to purchase up to 3.0 million shares of its outstanding common stock. A total of 2.5 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the three months ended March 31, 2011, the Company repurchased 0.3 million common shares under the 2002 repurchase program at prices ranging from $18.24 to $18.53 per share for a total cost of $5.5 million; these shares were then immediately retired. During the three months ended March 31, 2010, the Company repurchased 0.2 million common shares under the 2002 repurchase program at prices ranging from $13.72 to $14.75 per share for a total cost of $3.2 million.
Note 15. Commitments and Loss Contingency
Purchase Commitments
During the three months ended March 31, 2011, the Company entered into several agreements with third-party vendors in the ordinary course of business whereby the Company committed to purchase goods and services used in its normal operations. These agreements, which are not cancelable, range from one to four year periods and contain fixed or minimum annual commitments. Certain of these agreements allow for renegotiation of the minimum annual commitments based on certain conditions.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 15. Commitments and Loss Contingency — (continued)
Purchase Commitments — (continued)
The following is a schedule of future minimum purchase commitments under these agreements as of March 31, 2011 (in thousands):

Total

2011 (remaining nine months)	$2,200
2012	1,856
2013	1,093
2014	64
2015	—
2016 and thereafter	—

Total minimum payments required	$5,213

Except for the contractual obligations mentioned above, there have not been any material changes to the Company’s outstanding contractual obligations from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Loss Contingency
The Company has previously disclosed three pending matters involving regulatory sanctions assessed against the Company’s Spanish subsidiary. All three matters relate to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. In connection with the appeal of one of these claims, the Company issued a bank guarantee, which is included as restricted cash of $0.4 million and $0.4 million in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, respectively. Based upon the opinion of legal counsel regarding the likely outcome of these three matters, the Company accrued a liability in the amount of $1.3 million under ASC 450 “Contingencies” because management believed that a loss was probable and the amount of the loss could be reasonably estimated. During the quarter ended December 31, 2010, the Spanish Supreme Court ruled in the Company’s favor in one of the three subject claims. Accordingly, the Company has reversed the accrual in the amount of $0.5 million related to that particular claim. The accrued liability included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets was $0.8 million and $0.8 million as of March 31, 2011 and December 31, 2010, respectively. One of the other two claims has been finally decided against the Company on procedural grounds, and the final claim remains on appeal to the Spanish Supreme Court.
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
Note 16. Defined Benefit Pension Plan and Postretirement Benefits
Defined Benefit Pension Plans
The following table provides information about the net periodic benefit cost for the pension plans for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Service cost	$19	$10
Interest cost	25	10
Recognized actuarial (gains)	(14)	(8)

Net periodic benefit cost	$30	$12

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 16. Defined Benefit Pension Plan and Postretirement Benefits — (continued)
Employee Retirement Savings Plans
The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matches 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company contribution was $0.3 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively.
In connection with the acquisition of ICT in February 2010, the Company assumed ICT’s profit sharing plan (Section 401(k)). Under this profit sharing plan, the Company matches 50% of employee contributions for all qualified employees, as defined, up to a maximum of 6% of the employee’s compensation; however, it may also make additional contributions to the plan based upon profit levels and other factors. No such additional contributions were made during the three months ended March 31, 2011. Employees are fully vested in their contributions, while full vesting in the Company’s contributions occurs upon death, disability, retirement or completion of five years of service.
Split-Dollar Life Insurance Arrangement
In 1996, the Company entered into a split-dollar life insurance arrangement to benefit the former Chairman and Chief Executive Officer of the Company. Under the terms of the arrangement, the Company retained a collateral interest in the policy to the extent of the premiums paid by the Company. Effective January 1, 2008, the Company recorded a $0.5 million liability for a post-retirement benefit obligation related to this arrangement, which was accounted for as a reduction to the January 1, 2008 balance of retained earnings in accordance with ASC 715-60 “Defined Benefit Plans — Other Postretirement”. The postretirement benefit obligation of $0.1 million and $0.2 million was included in “Other long-term liabilities” as of March 31, 2011 and December 31, 2010, respectively, in the accompanying Condensed Consolidated Balance Sheets. The Company has an unrealized gain of $0.4 million and $0.3 million as of March 31, 2011 and December 31, 2010, respectively, due to changes in discount rates related to the postretirement obligation, which was recorded in “Accumulated other comprehensive income” in the accompanying Condensed Consolidated Balance Sheets.
Note 17. Stock-Based Compensation
The Company’s stock-based compensation plans include the 2001 Equity Incentive Plan, the 2011 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. Stock-based compensation expense related to these plans, which is included in “General and administrative” costs primarily in the Americas in the accompanying Condensed Consolidated Statements of Operations, was $1.7 million and $1.8 million for the three months ended March 31, 2011 and 2010, respectively. The Company recognized income tax benefits in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 of $0.7 million and $0.7 million, respectively. In addition, the Company recognized benefits of tax deductions in excess of recognized tax benefits of $0.4 million from the exercise of stock options in the three months ended March 31, 2010 (not material for 2011). There were no capitalized stock-based compensation costs at March 31, 2011 and December 31, 2010.
2001 Equity Incentive Plan — The Company’s 2001 Equity Incentive Plan (the “2001 Plan”), which is shareholder-approved, permits the grant of stock options, stock appreciation rights, restricted stock and other stock-based awards to certain employees of the Company, and certain non-employees who provide services to the Company, for up to 7.0 million shares of common stock in order to encourage them to remain in the employment of or to diligently provide services to the Company and to increase their interest in the Company’s success. The 2001 Plan expired on March 14, 2011. The outstanding awards granted under the 2001 Plan will remain in effect until their exercise, expiration, or termination. The 2001 Plan will be replaced by the 2011 Equity Incentive Plan, as discussed below.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 17. Stock-Based Compensation — (continued)
Stock Options — The following table summarizes stock option activity under the 2001 Plan as of March 31, 2011 and for the three months then ended:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Stock Options	Shares (000s)	Price	(in years)	Value (000s)

Outstanding at January 1, 2011	43	$8.54
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2011	43	$8.54	1.2	$856

Vested or expected to vest at March 31, 2011	43	$8.54	1.2	$856

Exercisable at March 31, 2011	43	$8.54	1.2	$856

No stock options were granted during the three months ended March 31, 2011 and 2010.
No options were exercised during the three months ended March 31, 2011 and 2010. There is no unrecognized compensation cost as of March 31, 2011 and December 31, 2010 related to these options granted under the 2001 Plan (the effect of estimated forfeitures is not material.)
Stock Appreciation Rights — The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions. The fair value of the SARs is expensed on a straight-line basis over the requisite service period. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Exercises and forfeitures are estimated within the valuation model using employee termination and other historical data. The expected term of the SARs granted represents the period of time the SARs are expected to be outstanding.
The following table summarizes the assumptions used to estimate the fair value of SARs granted during the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Expected volatility	44.3%	45.0%
Weighted-average volatility	44.3%	45.0%
Expected dividends	—	—
Expected term (in years)	4.6	4.4
Risk-free rate	2.0%	2.4%

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 17. Stock-Based Compensation — (continued)
Stock Appreciation Rights — (continued)
The following table summarizes SARs activity under the 2001 Plan as of March 31, 2011 and for the three months then ended:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Stock Appreciation Rights	Shares (000s)	Price	(in years)	Value (000s)

Outstanding at January 1, 2011	442	$—
Granted	215	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2011	657	$—	7.5	$394

Vested or expected to vest at March 31, 2011	296	$—	7.5	$394

Exercisable at March 31, 2011	296	$—	7.1	$389

The weighted average grant-date fair value of the SARs granted during the three months ended March 31, 2011 and 2010 was $7.10 and $10.21, respectively. The total intrinsic value of SARs exercised during the three months ended March 31, 2010 $0.6 million (none in the three months ended March 31, 2011).
The following table summarizes the status of nonvested SARs under the 2001 Plan as of March 31, 2011 and for the three months then ended:

		Weighted
		Average
		Grant-Date
Nonvested Stock Appreciation Rights	Shares (000s)	Fair Value

Nonvested at January 1, 2011	293	$8.63
Granted	215	$7.10
Vested	(146)	$8.18
Forfeited or expired	—	$—

Nonvested at March 31, 2011	362	$7.90

As of March 31, 2011, there was $2.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested SARs granted under the 2001 Plan. This cost is expected to be recognized over a weighted average period of 2.3 years. SARs that vested during the three months ended March 31, 2010 had a fair value of $0.6 million as of the vesting date (none in the three months ended March 31, 2011).
Restricted Shares — The following table summarizes the status of nonvested Restricted Shares/RSUs under the 2001 Plan as of March 31, 2011 and for the three months then ended:

		Weighted
		Average
		Grant-Date
Nonvested Restricted Shares / RSUs	Shares (000s)	Fair Value

Nonvested at January 1, 2011	587	$20.30
Granted	284	$18.67
Vested	(187)	$18.01
Forfeited or expired	—	$—

Nonvested at March 31, 2011	684	$20.25

The weighted average grant-date fair value of the Restricted Shares/RSUs granted during the three months ended March 31, 2011 and 2010 was $18.67 and $23.88, respectively.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 17. Stock-Based Compensation — (continued)
Restricted Shares — (continued)
As of March 31, 2011, based on the probability of achieving the performance goals, there was $11.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested Restricted Shares/RSUs granted under the 2001 Plan. This cost is expected to be recognized over a weighted average period of 2.3 years. The Restricted Shares/RSUs that vested during the three months ended March 31, 2011 and 2010 had a fair value of $3.9 million and $4.3 million, respectively, as of the vesting date.
Other Awards — The following table summarizes CSUs activity under the 2001 Plan as of March 31, 2011, and changes during the three months then ended:

		Weighted
		Average
		Grant-Date
Nonvested Common Stock Units	Shares (000s)	Fair Value

Nonvested at January 1, 2011	66	$20.33
Granted	44	$18.67
Vested	(26)	$18.11
Forfeited or expired	—	$—

Nonvested at March 31, 2011	84	$20.15

The weighted average grant-date fair value of the CSUs granted during the three months ended March 31, 2011 and 2010 was $18.67 and $23.88, respectively.
As of March 31, 2011, there was $1.2 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted under the 2001 Plan. This cost is expected to be recognized over a weighted average period of 2.3 years. The fair value of the CSUs that vested during the three months ended March 31, 2011 and 2010 were $0.5 million and $0.6 million, respectively, as of the vesting dates. Until a CSU vests, the participant has none of the rights of a shareholder with respect to the CSU or the common stock underlying the CSU. CSUs are not transferable.
2011 Equity Incentive Plan — The Board of Directors adopted the Sykes Enterprises, Incorporated 2011 Equity Incentive Plan (the “2011 Plan”) on March 23, 2011, subject to shareholder approval at the Annual Meeting, and the 2011 Plan will become effective when shareholder approval is obtained. The 2011 Plan has the same material terms and conditions as the 2001 Plan. The 2011 Plan permits the grant of stock options, stock appreciation rights and other stock-based awards to certain employees of the Company, and certain non-employees who provide services to the Company, for up to 5.7 million shares of common stock in order to encourage them to remain in the employment of or to faithfully provide services to the Company and to increase their interest in the Company’s success. This constitutes the number of shares that were available under the 2001 Plan at the time of expiration.
2004 Non-Employee Director Fee Plan — The Company’s 2004 Non-Employee Director Fee Plan (the “2004 Fee Plan”) provides that all new non-employee directors joining the Board of Directors (the “Board”) will receive an initial grant of shares of common stock on the date the new director is elected or appointed, the number of which will be determined by dividing $60,000 by the closing price of the Company’s common stock on the trading day immediately preceding the date a new director is elected or appointed, rounded to the nearest whole number of shares. The initial grant of shares vests in twelve equal quarterly installments, one-twelfth on the date of grant and an additional one-twelfth on each successive third monthly anniversary of the date of grant. The award lapses with respect to all unvested shares in the event the non-employee director ceases to be a director of the Company, and any unvested shares are forfeited.
The 2004 Fee Plan also provides that each non-employee director will receive, on the day after the annual shareholders meeting, an annual retainer for service as a non-employee director (the “Annual Retainer”). The Annual Retainer consists of shares of the Company’s common stock and cash. The total value of the Annual Retainer is $77,500, payable $32,500 in cash and the remainder paid in stock, the amount of which is determined by dividing $45,000 by the closing price of the Company’s common stock on the date of the annual meeting of shareholders, rounded to the nearest whole number of shares.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 17. Stock-Based Compensation — (continued)
2004 Non-Employee Director Fee Plan — (continued)
In addition to the Annual Retainer award, the 2004 Fee Plan also provides for any non-employee Chairman of the Board to receive an additional annual cash award of $100,000, and each non-employee director serving on a committee of the Board to receive an additional annual cash award. The additional annual cash award for the Chairperson of the Audit Committee is $20,000 and Audit Committee members’ are entitled to an annual cash award of $10,000. The annual cash awards for the Chairpersons of the Compensation and Human Resource Development Committee, Finance Committee and Nominating and Corporate Governance Committee are $12,500 and the members of such committees are entitled to an annual cash award of $7,500.
The annual grant of cash and shares, including all amounts paid to a non-employee Chairman of the Board and all amounts paid to non-employee directors serving on committees of the Board, vests in eight equal quarterly installments, one-eighth on the day following the annual meeting of shareholders, and an additional one-eighth on each successive third monthly anniversary of the date of grant. The award lapses with respect to all unpaid cash and unvested shares in the event the non-employee director ceases to be a director of the company, and any unvested shares and unpaid cash are forfeited.
The Board may pay additional cash compensation to any non-employee director for services on behalf of the Board over and above those typically expected of directors, including but not limited to service on a special committee of the Board.
Prior to 2008, the grants were comprised of common stock units (“CSUs”) rather than shares of common stock. A CSU is a bookkeeping entry on the Company’s books that records the equivalent of one share of common stock.
The following table summarizes the status of the nonvested CSUs and share awards under the 2004 Fee Plan as of March 31, 2011 and for the three months then ended:

		Weighted
		Average
		Grant-Date
Nonvested Common Stock Units and Share Awards	Shares (000s)	Fair Value

Nonvested at January 1, 2011	18	$18.67
Granted	—	$—
Vested	(6)	$17.86
Forfeited or expired	—	$—

Nonvested at March 31, 2011	12	$19.11

No CSUs or share awards were granted during the three months ended March 31, 2011 and 2010.
As of March 31, 2011, there was $0.2 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted since March 2008 under the Plan. This cost is expected to be recognized over a weighted average period of 0.9 year. CSUs and share awards that vested during the three months ended March 31, 2011 and 2010 had a fair value of $0.1 million and $0.1 million, respectively.
Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (See Note 9, Investments Held in Rabbi Trusts.) As of March 31, 2011 and December 31, 2010, respectively, liabilities of $3.9 million and $3.4 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.
Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $1.1 million and $1.0 million at March 31, 2011 and December 31, 2010, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 17. Stock-Based Compensation — (continued)
Deferred Compensation Plan — (continued)
The following table summarizes the status of the nonvested common stock issued under the Deferred Compensation Plan as of March 31, 2011 and for the three months then ended:

		Weighted
		Average
		Grant-Date
Nonvested Common Stock	Shares (000s)	Fair Value

Nonvested at January 1, 2011	8	$18.00
Granted	6	$19.77
Vested	(5)	$19.08
Forfeited or expired	—	$—

Nonvested at March 31, 2011	9	$18.36

The weighted average grant-date fair value of common stock awarded during the three months ended March 31, 2011 and 2010 was $19.77 and $22.84, respectively.
As of March 31, 2011, there was $0.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 3.9 years. The total fair value of the common stock vested during the three months ended March 31, 2011 and 2010 was $0.1 million and $0.1 million, respectively.
No cash was used to settle the Company’s obligation under the Deferred Compensation Plan for the three months ended March 31, 2011 and 2010.
Note 18. Segments and Geographic Information
The Company operates within two regions, the Americas and EMEA, which represent 79.5% and 20.5%, respectively, of consolidated revenues for the three months ended March 31, 2011. The Americas and EMEA regions represented 77.6% and 22.4%, respectively, of consolidated revenues for the three months ended March 31, 2010. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The Company aligns its business into two segments to effectively manage the business and support the customer care needs of every client and to respond to the demands of the Company’s global customers.
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

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
Note 18. Segments and Geographic Information — (continued)
Information about the Company’s reportable segments for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Americas	EMEA	Other(1)	Consolidated

Three Months Ended March 31, 2011:
Revenues (2)	$246,535	$63,621		$310,156
Depreciation and amortization (2)	$12,817	$1,415		$14,232

Income (loss) from continuing operations	$27,027	$519	$(12,180)	$15,366
Other (expense), net			(1,615)	(1,615)
Income taxes			(573)	(573)

Income from continuing operations, net of taxes				13,178
(Loss) from discontinued operations, net of taxes	—	—		—

Net income				$13,178

Total assets as of March 31, 2011	$1,207,912	$1,228,809	$(1,625,037)	$811,684

	Americas	EMEA	Other(1)	Consolidated

Three Months Ended March 31, 2010:
Revenues (2)	$206,902	$59,680		$266,582
Depreciation and amortization (2)	$10,719	$1,319		$12,038

Income (loss) from continuing operations	$27,311	$(705)	$(31,697)	$(5,091)
Other (expense), net			(3,543)	(3,543)
Income taxes			467	467

(Loss) from continuing operations, net of taxes				(8,167)
(Loss) from discontinued operations, net of taxes	(1,346)	—		(1,346)

Net (loss)				$(9,513)

Total assets as of March 31, 2010	$1,642,103	$890,055	$(1,651,068)	$881,090

(1)	Other items (including corporate costs, provision for regulatory penalties, impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three months ended March 31, 2011 and 2010. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2010. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

(2)	Revenues and depreciation and amortization include results from continuing operations only.
Note 19. Related Party Transactions
The Company paid John H. Sykes, the founder, former Chairman and Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company, less than $0.1 million, for the use of his private jet during the three months ended March 31, 2010, which is based on two times fuel costs and other actual costs incurred for each trip (none in the comparable 2011 period).
In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes. The lease payments on the 20 year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.1 million and $0.1 million to the landlord during the three months ended March 31, 2011 and 2010, respectively, under the terms of the lease.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sykes Enterprises, Incorporated
400 North Ashley Drive
Tampa, Florida
We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of March 31, 2011, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2011 and 2010, of changes in shareholders’ equity for the three-month periods ended March 31, 2011 and 2010 and the nine-month period ended December 31, 2010, and of cash flows for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Deloitte & Touche LLP
Certified Public Accountants
Tampa, Florida
May 5, 2011

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2011
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and the consolidated financial statements and notes in the Sykes Enterprises, Incorporated (“SYKES,” “our,” “we” or “us”) Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”).
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
Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the impact of economic recessions in the U.S. and other parts of the world, (ii) fluctuations in global business conditions and the global economy, (iii) currency fluctuations, (iv) the timing of significant orders for our products and services, (v) variations in the terms and the elements of services offered under our standardized contract including those for future bundled service offerings, (vi) changes in applicable accounting principles or interpretations of such principles, (vii) difficulties or delays in implementing our bundled service offerings, (viii) failure to achieve sales, marketing and other objectives, (ix) construction delays of new or expansion of existing customer contact management centers, (x) delays in our ability to develop new products and services and market acceptance of new products and services, (xi) rapid technological change, (xii) loss or addition of significant clients, (xiii) political and country-specific risks inherent in conducting business abroad, (xiv) our ability to attract and retain key management personnel, (xv) our ability to continue the growth of our support service revenues through additional technical and customer contact management centers, (xvi) our ability to further penetrate into vertically integrated markets, (xvii) our ability to expand our global presence through strategic alliances and selective acquisitions, (xviii) our ability to continue to establish a competitive advantage through sophisticated technological capabilities, (xix) the ultimate outcome of any lawsuits, (xx) our ability to recognize deferred revenue through delivery of products or satisfactory performance of services, (xxi) our dependence on trend toward outsourcing, (xxii) risk of interruption of technical and customer contact management center operations due to such factors as fire, earthquakes, inclement weather and other disasters, power failures, telecommunication failures, unauthorized intrusions, computer viruses and other emergencies, (xxiii) the existence of substantial competition, (xxiv) the early termination of contracts by clients, (xxv) the ability to obtain and maintain grants and other incentives (tax or otherwise), (xxvi) the potential of cost savings/synergies associated with the ICT acquisition not being realized, or not being realized within the anticipated time period, (xxvii) risks related to the integration of the businesses of SYKES and ICT and (xxviii) other risk factors which are identified in our most recent Annual Report on Form 10-K, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
We provide an array of sophisticated customer contact management solutions to a wide range of clients including Fortune 1000 companies, medium-sized businesses, and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure, healthcare and other industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, India and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which include customer assistance, healthcare and roadside assistance, technical support and product sales to our client’s customers. These services, which represented 98% of consolidated revenues during the three months ended March 31, 2011, are delivered through multiple communication channels encompassing phone, e-mail, Internet, text messaging and chat. We also provide various enterprise support services in the United States (“U.S.”) that include services for our client’s internal support operations, from technical staffing

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2011
services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including multilingual sales order processing via the Internet and phone, payment processing, inventory control, product delivery, and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers throughout the United States, Canada, Europe, Latin America, Asia, India and Africa.
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
The total aggregate purchase price of the transaction of $277.8 million was comprised of $141.1 million in cash and 5.6 million shares of SYKES common stock valued at $136.7 million. The transaction was funded through borrowings consisting of a $75 million short-term loan from KeyBank National Association (“KeyBank”) in December, 2009, due and paid on March 31, 2010, and a $75 million term loan from a syndicate of banks due in varying installments through February 1, 2013 (the “Term Loan”). The outstanding balance due under the $75 million Term Loan was repaid during the quarter ended September 30, 2010 the Term Loan and is no longer available for borrowings. See “Liquidity & Capital Resources” later in this Item 2 and Note 11, Borrowings, of “Notes to Condensed Consolidated Financial Statements” for further information.
The results of operations of ICT have been reflected in our Condensed Consolidated Statement of Operations since February 2, 2010.
Discontinued Operations
In December 2010, we sold our Argentine operations, pursuant to stock purchase agreements, dated December 16, 2010 and December 29, 2010. We reflected the operating results related to the Argentine operations as discontinued operations in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2010. This business was historically reported as part of the Americas segment. See Note 3, Discontinued Operations, of “Notes to Condensed Consolidated Financial Statements” for additional information on the sale of the Argentine operations.
See “Results of Operations — (Loss) from Discontinued Operations” in this Item 2 for more information. Unless otherwise noted, discussions below pertain only to our continuing operations.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2011
Results of Operations
The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended
	March 31,
	2011	2010

Revenues	$310,156	$266,582
Percentage of revenues	100.0%	100.0%
Direct salaries and related costs	$203,689	$171,650
Percentage of revenues	65.7%	64.4%
General and administrative	$90,375	$100,023
Percentage of revenues	29.1%	37.5%
Impairment of long-lived assets	$726	$—
Percentage of revenues	0.2%	0.0%
Income (loss) from continuing operations	$15,366	$(5,091)
Percentage of revenues	5.0%	(1.9)%
The following table summarizes our revenues for the periods indicated, by reporting segment (in thousands):

	Three Months Ended
	March 31,
	2011		2010

Americas	$246,535	79.5%	$206,902	77.6%
EMEA	63,621	20.5%	59,680	22.4%

Consolidated	$310,156	100.0%	$266,582	100.0%

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2011
The following table summarizes the amounts and percentage of revenues for direct salaries and related costs, general and administrative costs and impairment of long-lived assets for the periods indicated, by reporting segment (in thousands):

	Three Months Ended
	March 31,
	2011		2010

Direct salaries and related costs:
Americas	$156,276	63.4%	$126,822	61.3%
EMEA	47,413	74.5%	44,828	75.1%

Consolidated	$203,689	65.7%	$171,650	64.4%

General and administrative:
Americas	$62,506	25.4%	$52,769	25.5%
EMEA	15,689	24.7%	15,557	26.1%
Corporate	12,180	—	31,697	—

Consolidated	$90,375	29.1%	$100,023	37.5%

Impairment of long-lived assets:
Americas	$726	0.3%	$—	0.0%
EMEA	—	0.0%	—	0.0%

Consolidated	$726	0.2%	$—	0.0%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Revenues
For the three months ended March 31, 2011, we recognized consolidated revenues of $310.2 million, an increase of $43.6 million or 16.3%, from $266.6 million of consolidated revenues for the comparable period in 2010. Excluding the ICT revenues of $100.3 million for the three months ended March 31, 2011 and $63.7 million for the period beginning February 2, 2010 (the acquisition date) through March 31, 2010, revenues increased $7.0 million for the three months ended March 31, 2011 compared to the same period in 2010.
On a geographic segment basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 79.5%, or $246.5 million, for the three months ended March 31, 2011 compared to 77.6%, or $206.9 million, for the comparable period in 2010. Revenues from the EMEA region, including Europe, the Middle East and Africa represented 20.5%, or $63.7 million, for the three months ended March 31, 2011 compared to 22.4%, or $59.7 million, for the comparable period in 2010.
The increase in the Americas’ revenues was $39.6 million, or 19.2%, for the three month ended March 31, 2011, compared to the same period in 2010. Excluding the ICT revenues of $100.3 million for the three months ended March 31, 2011 and $63.4 million for the period beginning February 2, 2010 (the acquisition date) through March 31, 2010, the Americas’ revenues for the three months ended March 31, 2011, compared to the same period in 2010 increased $2.8 million. The $2.8 million increase consists of a positive foreign currency translation impact, net of an unfavorable foreign currency hedging fluctuation, of $3.2 million, partially offset by a $0.4 million decrease in revenues principally due to expiration of certain client programs and lower than forecasted demand within certain clients. Revenues from our offshore operations represented 46.4%, or 51.8% excluding ICT revenues, of Americas’ revenues, compared to 49.4%, or 54.9% excluding ICT revenues, for the same period in 2010. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our focus to re-price or replace certain sub-profitable target client programs.
The increase in EMEA revenues of $4.0 million, or 6.6%, for the three months ended March 31, 2011, compared to

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2011
the same period in 2010, reflects an increase of $3.4 million due largely to existing and new client programs and an $0.8 million positive foreign currency translation impact, partially offset by a $0.3 million decrease in revenues due to the closure of certain sites in connection with the Fourth Quarter 2010 Exit Plan. Excluding the $0.8 million positive foreign currency translation impact, EMEA’s revenues increased 5.2% for the three months ended March 31, 2011 from the comparable period in 2010.
Direct Salaries and Related Costs
Direct salaries and related costs increased $32.0 million, or 18.6%, to $203.7 million for the three months ended March 31, 2011 from $171.7 million in the comparable period in 2010. This increase includes a $21.8 million increase in ICT direct salaries and related costs to $62.5 million for the three months ended March 31, 2011 from $40.7 million for the period beginning February 2, 2010 (the acquisition date) through March 31, 2010.
On a reporting segment basis, direct salaries and related costs from the Americas segment increased $29.5 million, or 23.2%, to $156.3 million for the three months ended March 31, 2011 from $126.8 million in the comparable period in 2010. Direct salaries and related costs from the EMEA segment increased $2.5 million, or 5.8%, to $47.4 million for the three months ended March 31, 2011 from $44.9 million in the comparable period in 2010. While changes in foreign currency exchange rates positively impacted revenues in the Americas and EMEA, they negatively impacted direct salaries and related costs in the three months ended March 31, 2011, compared to the same period in 2010 by $5.7 million and $0.4 million, respectively.
In the Americas segment, as a percentage of revenues, direct salaries and related costs increased to 63.4% for the three months ended March 31, 2011 from 61.3% in same period in 2010. This increase of 2.1%, as a percentage of revenues, was primarily attributable to higher compensation costs of 2.4% (primarily related to lower than forecasted demand within certain clients without a commensurate reduction in labor costs) and higher other costs of 0.1%, partially offset by lower communication costs of 0.4%.
In the EMEA segment, as a percentage of revenues, direct salaries and related costs decreased to 74.5% for the three months ended March 31, 2011 from 75.1% in the same period of 2010. This decrease of 0.6%, as a percentage of revenues, was primarily attributable to lower compensation costs of 1.5% (primarily related to near-shore migration to new facilities in Egypt, Romania and Germany) and lower billable supply costs of 0.4%, partially offset by higher communication costs of 0.4%, higher fulfillment material costs of 0.3%, higher auto and parking costs of 0.2%, higher postage costs of 0.2% and higher other costs of 0.2%.
General and Administrative
General and administrative expenses decreased $9.6 million, or 18.2%, to $90.4 million for the three months ended March 31, 2011 from $100.0 million for the same period in 2010. This decrease includes a $5.1 million decrease in ICT general and administrative costs to $30.9 million for the three months ended March 31, 2011 from $36.0 million for the period beginning February 2, 2010 (the acquisition date) through March 31, 2010.
On a reporting segment basis, general and administrative expenses from the Americas segment increased $9.7 million, or 18.5%, to $62.5 million for the three months ended March 31, 2011 from $52.8 million in the comparable period in 2010. General and administrative expenses from the EMEA segment increased $0.1 million, or 0.8%, to $15.7 million for the three months ended March 31, 2011 from $15.6 million for the comparable period in 2010. While changes in foreign currency exchange rates positively impacted revenues in the Americas and EMEA, they negatively impacted general and administrative expenses for the three months ended March 31, 2011 compared to the same period in 2010 by $1.8 million and $0.1 million, respectively. Corporate general and administrative expenses decreased $19.4 million, or 61.6%, to $12.2 million for the three months ended March 31, 2011 from $31.6 million in the same period in 2010. This decrease of $19.4 million was primarily attributable to ICT acquisition-related costs (comprised of $12.5 million in severance costs and other costs and $7.6 million in transaction and integration costs), partially offset by higher compensation costs of $0.3 million, higher software maintenance of $0.2 million and higher other costs of $0.2 million.
In the Americas segment, as a percentage of revenues, general and administrative expenses decreased to 25.4% for the three months ended March 31, 2011 from 25.5% in the comparable period in 2010. This decrease of 0.1%, as a percentage of revenues, was primarily attributable to lower ICT acquisition-related costs of 0.3% (severance costs) and lower compensation costs of 0.3%, partially offset by higher facility-related costs of 0.3% and higher other costs of 0.2%.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2011
In the EMEA segment, as a percentage of revenues, general and administrative expenses decreased to 24.7% for the three months ended March 31, 2011 from 26.1% in the comparable period in 2010. This decrease of 1.4%, as a percentage of revenues, was primarily attributable to lower compensation costs of 1.1% (primarily related to near-shore migration to new facilities in Egypt, Romania and Germany), lower facility-related costs of 0.7% and lower communications costs of 0.2%, partially offset by higher travel costs of 0.2%, higher equipment and maintenance costs of 0.2% and higher training costs of 0.2%.
Impairment of Long-Lived Assets
During the three months ended March 31, 2011 in connection with the Third Quarter 2010 Exit Plan within the Americas segment, we recorded an impairment charge of $0.7 million, resulting from a change in assumptions related to the redeployment of property and equipment (none in the comparable 2010 period). The impairment charge represented the amount by which the carrying value of the assets exceeded the estimated fair value of those assets which cannot be redeployed to other locations.
Interest Income
Interest income was $0.3 million for the three months ended March 31, 2011, compared to $0.2 million in the same period in 2010, reflecting lower average rates earned on higher average balances of interest bearing investments in cash and cash equivalents.
Interest (Expense)
Interest expense was $0.4 million for the three months ended March 31, 2011, compared to $2.4 million in the same period in 2010, a decrease of $2.0 million reflecting interest and fees on higher average levels of borrowings related to the acquisition of ICT in the comparable 2010 period and the subsequent payoff of the $75 million Bermuda Credit Agreement and the $75 million Term Loan in 2010.
Other Income (Expense)
Other income (expense), net, was $1.5 million for the three months ended March 31, 2011, compared to $1.4 million in the same period in 2010. The net increase in other income (expense), net, of $0.1 million was primarily attributable to an increase of $1.2 million in forward currency contract losses (which were not designated as hedging instruments) and an increase of $0.1 million in other miscellaneous expenses, net, partially offset by $1.2 million in realized and unrealized foreign currency transaction gains, net of losses. Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in “Accumulated other comprehensive income” in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.
Income Taxes
Income tax expense of $0.6 million for the three months ended March 31, 2011 reflects the recognition of a net $2.6 million tax benefit primarily related to a favorable resolution of a tax audit, and was based upon pre-tax book income of $13.7 million. The income tax benefit of $0.5 million for the three months ended March 31, 2010 includes tax benefits recognized on losses related to ICT acquisition-related costs, and was based upon pre-tax book loss of $8.6 million. The effective tax rate for the three months ended March 31, 2011 was 4.2% compared to an effective tax rate of 5.4% for the comparable 2010 period.
(Loss) from Discontinued Operations
During December 2010, we sold our Argentine operations. We accounted for this transaction in accordance with ASC 205-20 (“ASC 205-20”) “Discontinued Operations”, and, accordingly, we reclassified the results of operations for the three months ended March 31, 2010. The loss from discontinued operations, net of taxes, totaled $1.3 million for the three months ended March 31, 2010.
Net Income (Loss)
As a result of the foregoing, we reported income from continuing operations for the three months ended March 31, 2011 of $13.2 million, an increase of $21.3 million from the comparable period in 2010. This increase was

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2011
principally attributable to a $43.6 million increase in revenues, a $9.6 million decrease in general and administrative costs, partially offset by a $32.0 million increase in direct salaries and related costs and a $0.7 million impairment of long-lived assets. In addition to the $20.5 million increase in income from continuing operations, we experienced a $0.1 million increase in interest income, a decrease in interest expense of $2.0 million and a decrease of $1.3 million of loss from discontinued operations, partially offset by $0.1 million increase in other expense, net, and an increase of $1.1 million in income taxes, resulting in net income of $13.2 million for the three months ended March 31, 2011, an increase of $22.7 million compared to the same period in 2010.
Client Concentration
Total consolidated revenues included $34.6 million, or 11.1%, of consolidated revenues, for the three months ended March 31, 2011 from AT&T Corporation, a major provider of communication services for which we provide various customer support services over several distinct lines of AT&T business. This included $33.6 million in revenue from the Americas and $1.0 million in revenue from EMEA for the three months ended March 31, 2011.
The consolidated revenues for the comparable period as it relates to this relationship were $39.7 million, or 14.9%, of consolidated revenues, for the three months ended March 31, 2010. This included $37.3 million in revenues from the Americas and $2.4 million in revenues from EMEA for the three months ended March 31, 2010.
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
On August 5, 2002, the Board of Directors authorized the Company to purchase up to 3.0 million shares of our outstanding common stock. A total of 2.5 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the three months ended March 31, 2011, we repurchased 0.3 million common shares under the 2002 repurchase program at prices ranging between $18.24 and $18.53 per share for a total cost of $5.5 million. We may make additional discretionary stock repurchases under this program in 2011 depending upon economic and market conditions.
During the three months ended March 31, 2011, cash increased $20.0 million from operating activities and $0.1 million increase in excess tax benefits from stock-based compensation. Further, we used $6.2 million for capital expenditures, $5.5 million on the repurchase of the Company’s stock and $1.2 million to repurchase stock for minimum tax withholding on equity awards resulting in a $10.1 million increase in available cash (including the favorable effects of international currency exchange rates on cash of $2.9 million).
Net cash flows provided by operating activities for the three months ended March 31, 2011 were $20.0 million, compared to $(16.8) million used for operating activities for the comparable 2010 period. The $36.8 increase in net cash flows from operating activities was due to a $22.7 million increase in net income, $7.4 million increase in non-cash reconciling items such as impairment losses, depreciation and amortization, deferred income taxes, stock-based compensation, unrealized gains on financial instruments and a net increase of $6.7 million in cash flows from assets and liabilities. The $6.7 million increase in cash flows from assets and liabilities was principally a result of a $7.7 million decrease in other assets, a $3.4 million increase in other liabilities and a $0.1 million increase in deferred revenue, partially offset by a $3.2 million decrease in income taxes payable and a $1.3 million increase in receivables. The increase in cash flows from assets and liabilities primarily relates to the timing of cash receipts and payments over the comparable period in 2010.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2011
During 2010, we sold our Argentine operations. Cash flows from discontinued operations were as follows (in thousands):

For the Three
Months Ended
March 31,
2010
Cash (used for) operating activities of discontinued operations	$(683)
Cash provided by investing activities of discontinued operations	$1,010
Cash (used for) operating activities of discontinued operations represents the cash (used for) the Argentine operations for the three months ended March 31, 2010. Cash provided by investing activities of discontinued operations in the three months ended March 31, 2010 primarily represents the cash on the balance sheet of the Argentine operations at the time of the ICT acquisition. We do not expect the sale of our Argentine operations to negatively affect our future liquidity and capital resources.
Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $6.2 million for the three months ended March 31, 2011, compared to $6.1 million for the comparable period of 2010, an increase of $0.1 million. In 2011, we anticipate capital expenditures in the range of $38.0 million to $42.0 million, primarily for maintenance and systems infrastructure.
On February 2, 2010, we entered into a Credit Agreement (the “Credit Agreement”) with a group of lenders and KeyBank, as Lead Arranger, Sole Book Runner and Administrative Agent. The Credit Agreement provides for a $75 million Term Loan and a $75 million revolving credit facility, which is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. We drew down the full $75 million Term Loan on February 2, 2010 in connection with the acquisition of ICT on such date. As of December 31, 2010, the entire $75 million Term Loan has been repaid and is no longer available for borrowings. See Note 2, Acquisition of ICT, and Note 11, Borrowings, of “Notes to Condensed Consolidated Financial Statements” for further information. At March 31, 2011, we were in compliance with all loan requirements of the Credit Agreement.
The $75 million revolving credit facility provided under the Credit Agreement includes a $40 million multi-currency sub-facility, a $10 million swingline sub-facility and a $5 million letter of credit sub-facility, which may be used for general corporate purposes including strategic acquisitions, share repurchases, working capital support, and letters of credit, subject to certain limitations. We are not currently aware of any inability of our lenders to provide access to the full commitment of funds that exist under the revolving credit facility, if necessary. However, there can be no assurance that such facility will be available to us, even though it is a binding commitment. The revolving credit facility will mature on February 1, 2013.
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
We paid an underwriting fee of $3.0 million for the Credit Agreement, which is deferred and amortized over the term of the loan. The related interest expense and amortization of deferred loan fees on the Credit Agreement of $0.3 million and $0.8 million are included in “Interest expense” in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2011 and 2010, respectively. The $75 million Term Loan had a weighted average interest rate of 3.95% for the three months ended March 31, 2010.
The Credit Agreement is guaranteed by all of our existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all of our direct foreign

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2011
subsidiaries and those of the guarantors. As of March 31, 2011, we were in compliance with all loan requirements of the Credit Agreement dated February 2, 2010.
In December 2009, Sykes (Bermuda) Holdings Limited, a Bermuda exempted company (“Sykes Bermuda”) which is an indirect wholly-owned subsidiary of SYKES, entered into a credit agreement with KeyBank (the “Bermuda Credit Agreement”). The Bermuda Credit Agreement provided for a $75 million short-term loan to Sykes Bermuda with a maturity date of March 31, 2010. Sykes Bermuda drew down the full $75 million in December 2009. The Bermuda Credit Agreement required that Sykes Bermuda and its direct subsidiaries maintain cash and cash equivalents of at least $80 million at all times. Interest was charged on the outstanding amounts, at the option of Sykes Bermuda, at either a Eurodollar Rate (as defined in the Bermuda Credit Agreement) or a Base Rate (as defined in the Bermuda Credit Agreement) plus, in each case, an applicable margin specified in the Bermuda Credit Agreement. The underwriting fee paid of $0.8 million was deferred and amortized over the term of the loan. Sykes Bermuda repaid the entire outstanding amount plus accrued interest on March 31, 2010. The related interest expense and amortization of deferred loan fees of $1.4 million are included in “Interest expense” in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 (none in the three months ended March 31, 2011).
At March 31, 2011, we had $199.9 million in cash and cash equivalents (excluding restricted cash of $0.5 million), of which approximately 76.0% or $152.0 million was held in international operations, of which $127.0 million may be subject to additional taxes if repatriated to the United States, including withholding tax applied by the country of origin and repatriation tax on the foreign-source income. Of the remaining $25.0 million in cash and cash equivalents held in international operations, we expect to repatriate $25.0 million (the remaining balance of the $50.0 million 2010 determination of intent to distribute the majority of the accumulated and undistributed earnings of an ICT foreign subsidiary). There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions.
We believe that our current cash levels, accessible funds under our credit facilities and cash flows generated from future operations will be adequate to meet anticipated working capital needs, future debt repayment requirements, continued expansion objectives, funding of potential acquisitions, anticipated levels of capital expenditures and contractual obligations for the next twelve months and any stock repurchases. Our cash resources could be affected by various risks and uncertainties, including but not limited to the risks described in our Annual Report on Form 10-K for the year ended December 31, 2010.
Off-Balance Sheet Arrangements and Other
At March 31, 2011, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations
The following table summarizes the material changes to our contractual cash obligations as of March 31, 2011 and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
		Less Than			After 5
	Total	1 Year	1 - 3 Years	3 - 5 Years	Years	Other
Purchase obligations and other (1)	$5,213	$2,200	$2,949	$64	$—	$—

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.
Except for the contractual obligations mentioned above, there have not been any material changes to the outstanding contractual obligations from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2010.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2011
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
In accordance with ASC 605-25 (“ASC 605-25”) “Revenue Recognition — Multiple-Element Arrangements”, revenue from contracts with multiple-deliverables is allocated to separate units of accounting based on their relative fair value, if the deliverables in the contract(s) meet the criteria for such treatment. Certain fulfillment services contracts contain multiple-deliverables. Separation criteria included whether a delivered item has value to the customer on a stand-alone basis, whether there is objective and reliable evidence of the fair value of the undelivered items and, if the arrangement includes a general right of return related to a delivered item, whether delivery of the undelivered item is considered probable and in our control. Fair value is the price of a deliverable when it is regularly sold on a stand-alone basis, which generally consists of vendor-specific objective evidence of fair value. If there is no evidence of the fair value for a delivered product or service, revenue is allocated first to the fair value of the undelivered product or service and then the residual revenue is allocated to the delivered product or service. If there is no evidence of the fair value for an undelivered product or service, the contract(s) is accounted for as a single unit of accounting, resulting in delay of revenue recognition for the delivered product or service until the undelivered product or service portion of the contract is complete. We recognize revenues for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding client acceptance are resolved, and there are no client-negotiated refund or return rights affecting the revenue recognized for delivered elements. Once we determine the allocation of revenues between deliverable elements, there are no further changes in the revenue allocation. If the separation criteria are met, revenues from these services is recognized as the services are performed under a fully executed contractual agreement. If the separation criteria are not met because there is insufficient evidence to determine fair value of one of the deliverables, all of the services are accounted for as a single combined unit of accounting. For these deliverables with insufficient evidence to determine fair value, revenue is recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate. As of March 31, 2011, our fulfillment contracts with multiple-deliverables met the separation criteria as outlined in ASC 605-25 and the revenue was accounted for accordingly. We have no other contracts that contain multiple-deliverables as of March 31, 2011.
In October 2009, the Financial Accounting Standards Board amended the accounting standards for certain multiple-deliverable revenue arrangements. We adopted this guidance on a prospective basis for applicable transactions originated or materially modified since January 1, 2011, the adoption date. Since there were no such transactions executed or materially modified since adoption on January 1, 2011, there was no impact on our financial condition, results of operations and cash flows. The amended standard:

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2011
•	updates guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•	requires an entity to allocate revenue in an arrangement using the best estimated selling price of deliverables if a vendor does not have vendor-specific objective evidence of selling price or third-party evidence of selling price; and

•	eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method.
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts, $4.0 million as of March 31, 2011 or 1.6% of trade account receivables, for estimated losses arising from the inability of our customers to make required payments. Our estimate is based on factors surrounding the credit risk of certain clients, historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that our estimate of the allowance for doubtful accounts will change if the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments.
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
At December 31, 2010, we determined that a total valuation allowance of $60.1 million was necessary to reduce U.S. deferred tax assets by $6.2 million and foreign deferred tax assets by $53.9 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $18.3 million at December 31, 2010 is dependent upon future profitability within each tax jurisdiction. As of March 31, 2011, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax assets will be realized.
Generally, earnings associated with the investments in our subsidiaries are considered to be permanently invested and provisions for income taxes on those earnings or translation adjustments are not recorded. However, we changed our intent to distribute current earnings from various foreign operations to their foreign parents to take advantage of the December 2010 Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the “Tax Relief Act”), which includes the extension until December 31, 2011 of Internal Revenue Code Section 954(c)(6). The Tax Relief Act permits continued tax deferral on such distributions that would otherwise be taxable immediately in the United States. While the distributions are not taxable in the United States, related foreign withholding taxes have been accrued in the Condensed Consolidated Balance Sheets.
In addition, the U.S. Department of the Treasury released the “General Explanations of the Administration’s Fiscal Year 2012 Revenue Proposals” in February 2011. These proposals represent a significant shift in international tax policy, which may materially impact U.S. taxation of international earnings. We continue to monitor these proposals and are currently evaluating their potential impact on our financial condition, results of operations, and cash flows. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable.
We evaluate tax positions that have been taken or are expected to be taken in our tax returns, and record a liability for uncertain tax positions in accordance with ASC 740 (“ASC 740”) “Income Taxes”. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to,

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2011
changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. We had $18.6 million and $21.0 million of unrecognized tax benefits as of March 31, 2011 and December 31, 2010, respectively.
Our provision for income taxes is subject to volatility and is impacted by the distribution of earnings in the various domestic and international jurisdictions in which we operate. Our effective tax rate could be impacted by earnings being either proportionally lower or higher in foreign countries where we have tax rates lower than the U.S. tax rates. In addition, we have been granted tax holidays in several foreign tax jurisdictions, which have various expiration dates ranging from 2011 through 2018. If we are unable to renew a tax holiday in any of these jurisdictions, our effective tax rate could be adversely impacted. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will permit a renewal. Our effective tax rate could also be affected by several additional factors, including changes in the valuation of our deferred tax assets or liabilities, changing legislation, regulations, and court interpretations that impact tax law in multiple tax jurisdictions in which we operate, as well as new requirements, pronouncements and rulings of certain tax, regulatory and accounting organizations.
Impairment of Goodwill, Intangibles and Other Long-Lived Assets
We review long-lived assets, which had a carrying value of $281.7 million as of March 31, 2011, including goodwill, intangibles and property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge, or loss, to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.
New Accounting Standards
Unless we need to clarify a point to readers, we will refrain from citing specific section references when discussing the application of accounting principles or addressing new or pending accounting rule changes. There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
We employ a foreign currency risk management program that periodically utilizes derivative instruments to protect against unanticipated fluctuations in earnings and cash flows caused by volatility in foreign currency exchange (“FX”) rates. Option and forward hedge contracts are used to hedge intercompany receivables and payables, and other transactions initiated in the United States, that are denominated in a foreign currency. Additionally, we may employ FX contracts to hedge net investments in foreign operations.
We serve a number of U.S.-based clients using customer contact management center capacity in the Philippines, Canada and Costa Rica, which are within our Americas segment. Although the contracts with these clients are priced in U.S. Dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine Pesos (“PHP”), the Canadian Dollar (“CAD”) and the Costa Rican Colones, which represent FX exposures.
In order to hedge a portion of our anticipated cash flow requirements denominated in PHP and CAD, we had outstanding forward contracts and options as of March 31, 2011 with counterparties through December 2011 at fixed prices of $102.1 million U.S. dollars. As of March 31, 2011, we had net total derivative assets associated with these

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2011
contracts of $5.0 million, which will settle within the next 12 months. The fair value of these derivative instruments as of March 31, 2011 is presented in Note 8, Financial Derivatives, of “Notes to Condensed Consolidated Financial Statements”. If the U.S. dollar was to weaken against the PHP and CAD by 10% from current period-end levels, we would incur a loss of approximately $5.8 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.
We also entered into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of March 31, 2011, the fair value of these derivatives was a net payable of $1.7 million. The potential loss in fair value at March 31, 2011, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $4.3 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.
We evaluate the credit quality of potential counterparties to derivative transactions and only enter into contracts with those considered to have minimal credit risk. We periodically monitor changes to counterparty credit quality as well as our concentration of credit exposure to individual counterparties.
We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.
As a general rule, we do not use financial instruments to hedge local currency denominated operating expenses in countries where a natural hedge exists. For example, in many countries, revenue from the local currency services substantially offsets the local currency denominated operating expenses.
Interest Rate Risk
Our exposure to interest rate risk results from variable debt outstanding under the revolving credit facility under our Credit Agreement. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. During the three months ended March 31, 2011, we had no debt outstanding under the revolving credit facility.
We have not historically used derivative instruments to manage exposure to changes in interest rates.
Fluctuations in Quarterly Results
For the year ended December 31, 2010, quarterly revenues as a percentage of total consolidated annual revenues were approximately 23%, 25%, 25% and 27%, respectively, for each of the respective quarters of the year. We have experienced and anticipate that in the future we will experience variations in quarterly revenues. The variations are due to the timing of new contracts and renewal of existing contracts, the timing and frequency of client spending for customer contact management services, non-U.S. currency fluctuations, and the seasonal pattern of customer contact management support and fulfillment services.
Item 4. Controls and Procedures
As of March 31, 2011, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of March 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2011
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
We have previously disclosed three pending matters involving regulatory sanctions assessed against our Spanish subsidiary. All three matters relate to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. In connection with the appeal of one of these claims, we issued a bank guarantee, which is included as restricted cash of $0.4 million and $0.4 million in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, respectively. Based upon the opinion of legal counsel regarding the likely outcome of these three matters, we accrued a liability in the amount of $1.3 million in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 450 “Contingencies” because we believed that a loss was probable and the amount of the loss could be reasonably estimated. In the quarter ended December 31, 2010, the Spanish Supreme Court ruled in our favor in one of the three subject claims. Accordingly, we reversed the accrual in the amount of $0.5 million related to that particular claim. The accrued liability included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets was $0.8 million and $0.8 million as of March 31, 2011 and December 31, 2010, respectively. One of the other two claims has been finally decided against the Company on procedural grounds, and the final claim remains on appeal to the Spanish Supreme Court.
From time to time, we are involved in legal actions arising in the ordinary course of business. With respect to these matters, we believe that we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.
Item 1A. Risk Factors
For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 8, 2011. Our risk factors have not changed materially since December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Below is a summary of stock repurchases for the three months ended March 31, 2011 (in thousands, except average price per share). See Note 14, Earnings Per Share, of “Notes to Condensed Consolidated Financial Statements” for information regarding our stock repurchase program.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased	of Shares That May
	Number of	Price	as Part of Publicly	Yet Be Purchased
	Shares	Paid Per	Announced Plans	Under Plans or
Period	Purchased(1)	Share	or Programs	Programs

January 1, 2011 - January 31, 2011	—	—	—	798
February 1, 2011 - February 28, 2011	—	—	—	798
March 1, 2011 - March 31, 2011	300	$18.37	300	498

Total	300		300	498

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3.0 million with no expiration date.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Removed and Reserved
Item 5. Other Information
None.

Sykes Enterprises, Incorporated and Subsidiaries
Form 10-Q
For the Quarter Ended March 31, 2011
Item 6. Exhibits
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
For the Quarter Ended March 31, 2011
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED (Registrant)
Date: May 5, 2011	By:	/s/ W. Michael Kipphut
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