Form 10-Q
period 2011-06-30
SYKES ENTERPRISES INC
filed 2011-08-09
CIK 1010612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________________ to _________________________
Commission File No.         0-28274
Sykes Enterprises, Incorporated
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	56-1383460 (IRS Employer Identification No.)
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
Yes ☒               No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒               No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☐	Accelerated filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐               No ☒
As of July 29, 2011, there were 47,054,315 outstanding shares of common stock.

Sykes Enterprises, Incorporate and Subsidiaries
Form 10-Q
INDEX

Page
No.
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets June 30, 2011 and December 31, 2010 (Unaudited)	3

Condensed Consolidated Statements of Operations Three and Six Months Ended June 30, 2011 and 2010 (Unaudited)	4

Condensed Consolidated Statements of Changes in Shareholders’ Equity Six Months Ended June 30, 2010, Six Months Ended December 31, 2010 and Six Months Ended June 30, 2011 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows Six Months Ended June 30, 2011 and 2010 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Report of Independent Registered Public Accounting Firm	42

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 3. Quantitative and Qualitative Disclosures About Market Risk	57

Item 4. Controls and Procedures	58

Part II. Other Information

Item 1. Legal Proceedings	59

Item 1A. Risk Factors	59

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 3. Defaults Upon Senior Securities	59

Item 4. Removed and Reserved	59

Item 5. Other Information	59

Item 6. Exhibits	60

Signature	61
EX-10.1
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	June 30, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$211,855	$189,829
Receivables, net	271,101	248,842
Prepaid expenses	13,370	10,704
Other current assets	22,758	22,913

Total current assets	519,084	472,288
Property and equipment, net	102,211	113,703
Goodwill	124,596	122,303
Intangibles, net	49,337	52,752
Deferred charges and other assets	33,757	33,554

	$828,985	$794,600

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$27,220	$30,635
Accrued employee compensation and benefits	78,945	65,267
Current deferred income tax liabilities	99	3,347
Income taxes payable	3,289	2,605
Deferred revenue	33,830	31,255
Other accrued expenses and current liabilities	25,296	25,621

Total current liabilities	168,679	158,730
Deferred grants	9,780	10,807
Long-term income tax liabilities	27,292	28,876
Other long-term liabilities	12,167	12,992

Total liabilities	217,918	211,405

Commitments and loss contingency (Note 15)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value, 200,000 shares authorized; 47,056 and 47,066 shares issued, respectively	471	471
Additional paid-in capital	302,136	302,911
Retained earnings	287,716	265,676
Accumulated other comprehensive income	21,885	15,108
Treasury stock at cost: 90 shares and 81 shares, respectively	(1,141)	(971)

Total shareholders’ equity	611,067	583,195

	$828,985	$794,600

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010

Revenues	$309,914	$288,535	$620,070	$555,117

Operating expenses:
Direct salaries and related costs	208,301	188,693	411,989	360,343
General and administrative	90,087	90,075	180,297	190,040
Net (gain) loss on disposal of property and equipment	(3,611)	(20)	(3,443)	38
Impairment of long-lived assets	-	-	726	-

Total operating expenses	294,777	278,748	589,569	550,421

Income from continuing operations	15,137	9,787	30,501	4,696

Other income (expense):
Interest income	314	268	601	500
Interest (expense)	(457)	(1,520)	(864)	(3,866)
Other (expense)	(340)	(3,590)	(1,833)	(5,019)

Total other income (expense)	(483)	(4,842)	(2,096)	(8,385)

Income (loss) from continuing operations before income taxes	14,654	4,945	28,405	(3,689)
Income taxes	2,683	966	3,256	499

Income (loss) from continuing operations, net of taxes	11,971	3,979	25,149	(4,188)
(Loss) from discontinued operations, net of taxes	-	(1,434)	-	(2,780)

Net income (loss)	$11,971	$2,545	$25,149	$(6,968)

Net income (loss) per share:
Basic:
Continuing operations	$0.26	$0.09	$0.54	$(0.09)
Discontinued operations	-	(0.04)	-	(0.06)

Net income (loss) per common share	$0.26	$0.05	$0.54	$(0.15)

Diluted:
Continuing operations	$0.26	$0.09	$0.54	$(0.09)
Discontinued operations	-	(0.04)	-	(0.06)

Net income (loss) per common share	$0.26	$0.05	$0.54	$(0.15)

Weighted average shares:
Basic	46,241	46,601	46,359	45,604
Diluted	46,293	46,648	46,463	45,712
See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Six Months Ended June 30, 2010,
Six Months Ended December 31, 2010 and
Six Months Ended June 30, 2011
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Shares		Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Amount	Capital	Earnings	Income (Loss)	Stock	Total

Balance at January 1, 2010	41,817	$418	$166,514	$280,399	$7,819	$(4,476)	$450,674

Issuance of common stock	-	-	29	-	-	-	29
Stock-based compensation expense	-	-	2,909	-	-	-	2,909
Excess tax benefit from stock -based compensation	-	-	360	-	-	-	360
Issuance of common stock and restricted stock under equity award plans	203	1	(1,135)	-	-	(148)	(1,282)
Repurchase of common stock	-	-	-	-	-	(5,212)	(5,212)
Issuance of common stock for business acquisition	5,601	57	136,616	-	-	-	136,673
Comprehensive (loss)	-	-	-	(6,968)	(15,734)	-	(22,702)

Balance at June 30, 2010	47,621	476	305,293	273,431	(7,915)	(9,836)	561,449

Issuance of common stock	2	-	8	-	-	-	8
Stock-based compensation expense	-	-	2,026	-	-	-	2,026
Excess tax benefit from stock -based compensation	-	-	(6)	-	-	-	(6)
Issuance of common stock and restricted stock under equity award plans	1	1	52	-	-	(53)	-
Repurchase of common stock	-	-	-	-	-	-	-
Retirement of treasury stock	(558)	(6)	(4,462)	(4,450)	-	8,918	-
Comprehensive income (loss)	-	-	-	(3,305)	23,023	-	19,718

Balance at December 31, 2010	47,066	471	302,911	265,676	15,108	(971)	583,195

Stock-based compensation expense	-	-	2,613	-	-	-	2,613
Excess tax benefit from stock -based compensation	-	-	35	-	-	-	35
Issuance of common stock and restricted stock under equity award plans	290	3	(1,023)	-	-	(170)	(1,190)
Repurchase of common stock	-	-	-	-	-	(5,512)	(5,512)
Retirement of treasury stock	(300)	(3)	(2,400)	(3,109)	-	5,512	-
Comprehensive income	-	-	-	25,149	6,777	-	31,926

Balance at June 30, 2011	47,056	$471	$302,136	$287,716	$21,885	$(1,141)	$611,067

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income (loss)	$25,149	$(6,968)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	28,266	28,015
Impairment losses	726	-
Unrealized foreign currency transaction (gains) losses, net	(2,381)	19
Stock-based compensation expense	2,613	2,909
Excess tax (benefit) from stock-based compensation	(35)	(360)
Deferred income tax (benefit)	(3,563)	(3,981)
Net (gain) loss on disposal of property and equipment	(3,443)	38
Bad debt expense	244	36
Unrealized losses on financial instruments, net	2,000	2,580
Increase in valuation allowance on deferred tax assets	-	1,588
Amortization of deferred loan fees	292	1,750
Other	586	319

Changes in assets and liabilities, net of acquisition:
Receivables	(14,909)	6,327
Prepaid expenses	(2,179)	(1,581)
Other current assets	(2,360)	(10,623)
Deferred charges and other assets	(471)	(714)
Accounts payable	(3,986)	(2,394)
Income taxes receivable / payable	120	(5,876)
Accrued employee compensation and benefits	11,828	2,870
Other accrued expenses and current liabilities	(2,576)	(3,806)
Deferred revenue	1,685	314
Other long-term liabilities	(3,558)	(142)

Net cash provided by operating activities	34,048	10,320

Cash flows from investing activities:
Capital expenditures	(13,367)	(13,470)
Cash paid for business acquisition, net of cash acquired	-	(77,174)
Proceeds from sale of property and equipment	3,923	41
Investment in restricted cash	(30)	(108)
Release of restricted cash	-	80,000
Proceeds from insurance settlement	500	-

Net cash (used for) investing activities	(8,974)	(10,711)

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2011 and 2010
(Unaudited)
(Continued)

	Six Months Ended June 30,
(in thousands)	2011	2010
Cash flows from financing activities:
Payment of long-term debt	-	(22,500)
Proceeds from issuance of long-term debt	-	75,000
Proceeds from issuance of stock	-	29
Excess tax benefit from stock-based compensation	35	360
Cash paid for repurchase of common stock	(5,512)	(5,212)
Proceeds from grants	-	15
Payments on short-term debt	-	(85,000)
Shares repurchased for minimum tax withholding on equity awards	(1,190)	(1,282)
Cash paid for loan fees related to debt	-	(3,035)

Net cash (used for) financing activities	(6,667)	(41,625)

Effects of exchange rates on cash	3,619	(13,058)

Net increase (decrease) in cash and cash equivalents	22,026	(55,074)
Cash and cash equivalents — beginning	189,829	279,853

Cash and cash equivalents — ending	$211,855	$224,779

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$521	$1,968
Cash paid during period for income taxes	$12,090	$13,107

Non-cash transactions:
Property and equipment additions in accounts payable	$2,055	$1,672
Unrealized gain on postretirement obligation in accumulated other comprehensive income (loss)	$24	$119
Issuance of common stock for business acquisition	$-	$136,673
See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(Unaudited)
Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business — Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES” or the “Company”) provides outsourced customer contact management solutions and services in the business process outsourcing arena to companies, primarily within the communications, financial services, technology/consumer, transportation and leisure, healthcare and other industries. SYKES provides flexible, high-quality outsourced customer contact management services (with an emphasis on inbound technical support and customer service), which includes customer assistance, healthcare and roadside assistance, technical support and product sales to its clients’ customers. Utilizing SYKES’ integrated onshore/offshore global delivery model, SYKES provides its services through multiple communication channels encompassing phone, e-mail, Internet, text messaging and chat. SYKES complements its outsourced customer contact management services with various enterprise support services in the United States that encompass services for a company’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, SYKES also provides fulfillment services including multilingual sales order processing via the Internet and phone, payment processing, inventory control, product delivery and product returns handling. The Company has operations in two reportable segments entitled (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, in which the client base is primarily companies in the United States that are using the Company’s services to support their customer management needs; and (2) EMEA, which includes Europe, the Middle East and Africa.
On February 2, 2010, the Company completed the acquisition of ICT Group Inc. (“ICT”), pursuant to the Agreement and Plan of Merger, dated October 5, 2009. The Company has reflected the operating results in the Condensed Consolidated Statements of Operations since February 2, 2010. See Note 2, Acquisition of ICT, for additional information on the acquisition of this business.
In December 2010, the Company sold its Argentine operations, pursuant to stock purchase agreements, dated December 16, 2010 and December 29, 2010. The Company reflected the operating results related to the Argentine operations as discontinued operations in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2010. Cash flows from discontinued operations are included in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2010. See Note 3, Discontinued Operations, for additional information on the sale of the Argentine operations.
Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2011. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”). Subsequent events or transactions have been evaluated through the date and time of issuance of the condensed consolidated financial statements. There were no material subsequent events that required recognition or disclosure in the Condensed Consolidated Financial Statements.
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
In accordance with ASC 605-25 (“ASC 605-25”), “Revenue Recognition - Multiple-Element Arrangements”, revenue from contracts with multiple-deliverables is allocated to separate units of accounting based on their relative fair value, if the deliverables in the contract(s) meet the criteria for such treatment. Certain fulfillment services contracts contain multiple-deliverables. Separation criteria includes whether a delivered item has value to the customer on a stand-alone basis, whether there is objective and reliable evidence of the fair value of the undelivered items and, if the arrangement includes a general right of return related to a delivered item, whether delivery of the undelivered item is considered probable and in the Company’s control. Fair value is the price of a deliverable when it is regularly sold on a stand-alone basis, which generally consists of vendor-specific objective evidence of fair value. If there is no evidence of the fair value for a delivered product or service, revenue is allocated first to the fair value of the undelivered product or service and then the residual revenue is allocated to the delivered product or service. If there is no evidence of the fair value for an undelivered product or service, the contract(s) is accounted for as a single unit of accounting, resulting in delay of revenue recognition for the delivered product or service until the undelivered product or service portion of the contract is complete. The Company recognizes revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding client acceptance are resolved, and there are no client-negotiated refund or return rights affecting the revenue recognized for delivered elements. Once the Company determines the allocation of revenues between deliverable elements, there are no further changes in the revenue allocation. If the separation criteria are met, revenues from these services are recognized as the services are performed under a fully executed contractual agreement. If the separation criteria are not met because there is insufficient evidence to determine fair value of one of the deliverables, all of the services are accounted for as a single combined unit of accounting. For deliverables with insufficient evidence to determine fair value, revenue is recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate. As of June 30, 2011, the Company’s fulfillment contracts with multiple-deliverables met the separation criteria as outlined in ASC 605-25 and the revenue was accounted for accordingly. The Company has no other contracts that contain multiple-deliverables as of June 30, 2011.
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
Goodwill — The Company accounts for goodwill and other intangible assets under ASC 350 (“ASC 350”) “Intangibles — Goodwill and Other.” The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time. Goodwill and other intangible assets with indefinite lives are not subject to amortization, but instead must be reviewed at least annually, and more frequently in the presence of certain circumstances, for impairment by applying a fair value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values, as appropriate, and an analysis of our market capitalization. Under ASC 350, the carrying value of assets is calculated at the reporting unit. If the fair value of the reporting unit is less than its carrying value, goodwill is considered impaired and an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. As of June 30, 2011, there were no indications of impairment, as outlined in ASC 350. The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time.

Intangible Assets — Intangible assets, primarily customer relationships, trade names, existing technologies and covenants not to compete, are amortized using the straight-line method over their estimated useful lives which approximate the pattern in which the economic benefits of the assets are consumed. The Company periodically evaluates the recoverability of intangible assets and takes into account events or changes in circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Fair value for intangible assets is based on discounted cash flows, market multiples and/or appraised values as appropriate. The Company does not have intangible assets with indefinite lives. As of June 30, 2011, there were no indications of impairment, as outlined by ASC 350.
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
Self-Insurance Programs — The Company self-insures for certain levels of workers’ compensation and, as of January 1, 2011, began self-funding the medical, prescription drug and dental benefit plans in the United States. Estimated costs of this self-insurance program are accrued at the projected settlements for known and anticipated claims.
The Company’s self-insurance liabilities included in the accompanying Condensed Consolidated Balance Sheets consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Self-insurance liability — short-term (1)	$2,275	$117
Self-insurance liability — long-term (2)	68	68

	$2,343	$185

(1)	Included in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.
Deferred Grants — Recognition of income associated with grants for land and the acquisition of property, buildings and equipment (together, “property grants”) is deferred until after the completion and occupancy of the building and title has passed to the Company, and the funds have been released from escrow. The deferred amounts for both land and building are amortized and recognized as a reduction of depreciation expense included within general and administrative costs over the corresponding useful lives of the related assets. Amounts received in excess of the cost of the building are allocated to the cost of equipment and, only after the grants are released from escrow, recognized as a reduction of depreciation expense over the weighted average useful life of the related equipment, which approximates five years.

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
The Company’s deferred grants included in the accompanying Condensed Consolidated Balance Sheets consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Property grants (1)	$8,678	$9,787
Employee grants — short-term (2)	1,749	1,652
Employee grants — long-term (1)	1,102	1,020

	$11,529	$12,459

(1)	Included in “Deferred grants” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
Amortization of the Company’s deferred grants included as a reduction to “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Amortization of property grants	$235	$262	$488	$523
Amortization of employment grants	18	11	36	20

	$253	$273	$524	$543

Stock-Based Compensation — The Company has three stock-based compensation plans: the 2011 Equity Incentive Plan (for employees and certain non-employees), the 2004 Non-Employee Director Fee Plan (for non-employee directors), approved by the shareholders, and the Deferred Compensation Plan (for certain eligible employees). All of these plans are discussed more fully in Note 17, Stock-Based Compensation. Stock-based awards under these plans may consist of common stock, common stock units, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Company issues common stock and treasury stock to satisfy stock option exercises or vesting of stock awards.
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

Fair Value Measurements - A description of the Company’s policies regarding fair value measurement, in accordance with the provisions of ASC 820 (“ASC 820”) “Fair Value Measurements and Disclosures,” is summarized below.
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
Investments Held in Rabbi Trusts - The investment assets of the rabbi trusts are valued using quoted market prices in active markets, which are classified in Level 1 of the fair value hierarchy. For additional information about the deferred compensation plan, refer to Note 8, Investments Held in Rabbi Trusts, and Note 17, Stock-Based Compensation.
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
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. Hedges of a net investment in a foreign operation are linked to the specific foreign operation. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, the Company discontinues hedge accounting prospectively. At June 30, 2011 and December 31, 2010, all hedges were determined to be highly effective.
The Company also periodically enters into forward contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivative instruments is to reduce the effects from fluctuations caused by volatility in currency exchange rates on the Company’s operating results and cash flows. All changes in the fair value of the derivative instruments are included in “Other income (expense)”. See Note 7, Financial Derivatives, for further information on financial derivative instruments.

New Accounting Standards Not Yet Adopted
In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-04 (“ASU 2011-04”) “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in ASU 2011-04 are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this amendment to materially impact its financial condition, results of operations and cash flows.
In June 2011, the FASB issued ASU 2011-05 (“ASU 2011-05”) “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income”. The amendments in ASU 2011-05 require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in ASU 2011-05 are to be applied retrospectively and are effective during interim and annual periods beginning after December 15, 2011, and may be early adopted. The Company is currently evaluating the impact of ASU 2011-05 on its financial statement presentation of comprehensive income.
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

	February 2, 2010	Measurement	February 2,
	(As initially	Period	2010 (As
	reported)	Adjustments	adjusted)
Cash and cash equivalents	$63,987	$-	$63,987
Receivables	75,890	-	75,890
Income tax receivable	2,844	(1,941)	903
Prepaid expenses	4,846	-	4,846
Other current assets	4,950	149	5,099

Total current assets	152,517	(1,792)	150,725
Property and equipment	57,910	-	57,910
Goodwill	90,123	7,647	97,770
Intangibles	60,310	-	60,310
Deferred charges and other assets	7,978	(3,965)	4,013

Short-term debt	(10,000)	-	(10,000)
Accounts payable	(12,412)	(168)	(12,580)
Accrued employee compensation and benefits	(23,873)	(1,309)	(25,182)
Income taxes payable	(2,451)	2,013	(438)
Other accrued expenses and current liabilities	(10,951)	(464)	(11,415)

Total current liabilities	(59,687)	72	(59,615)
Deferred grants	(706)	-	(706)
Long-term income tax liabilities	(5,573)	(19,924)	(25,497)
Other long-term liabilities (1)	(25,038)	17,962	(7,076)

	$277,834	$-	$277,834

(1)	Includes primarily long-term deferred tax liabilities.
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

After the ICT acquisition in February, 2010, the Company paid off the $10.0 million outstanding balance plus accrued interest of the ICT short-term debt assumed upon acquisition. The related interest expense included in “Interest expense” in the accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2010 was not material.
The Company’s Condensed Consolidated Statement of Operations for the three months ended June 30, 2010 includes ICT revenues from continuing operations of $96.5 million and the ICT net loss from continuing operations of $(1.4) million. The Company’s Condensed Consolidated Statement of Operations for the six months ended June 30, 2010 includes ICT revenues from continuing operations of $160.2 million and the ICT net loss from continuing operations of $(14.6) million from the February 2, 2010 acquisition date through June 30, 2010.
The following table presents the unaudited pro forma combined revenues and net earnings as if ICT had been included in the consolidated results of the Company for the three and six months ended June 30, 2010. The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on January 1, 2010 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2010
Revenues	$288,535	$595,245
Income from continuing operations, net of taxes	$5,839	$17,642
Income from continuing operations per common share:
Basic	$0.13	$0.38
Diluted	$0.13	$0.38
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

The following table presents acquisition-related costs included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Severance costs:
Americas	$-	$411	$-	$1,261
Corporate	-	1,330	126	13,926

	-	1,741	126	15,187

Lease termination and other costs: (1)
Americas	29	-	249	-
EMEA	453	-	523	-

	482	-	772	-

Transaction and integration costs:
Corporate	-	1,022	13	8,676

	-	1,022	13	8,676

Depreciation and amortization: (2)
Americas	2,994	3,235	6,052	5,388
EMEA	-	9	-	15

	2,994	3,244	6,052	5,403

Total acquisition-related costs	$3,476	$6,007	$6,963	$29,266

(1)	Amounts related to the Third Quarter 2010 Exit Plan and the Fourth Quarter 2010 Exit Plan. See Note 4.

(2)	Depreciation resulted from the adjustment to fair values of the acquired property and equipment and amortization of the fair values of the acquired intangibles.
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
As a result of the sale of the Argentine operations, the operating results related to the Argentine operations have been reflected as discontinued operations in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2010. This business was historically reported by the Company as part of the Americas segment.
The results of the Argentine operations included in discontinued operations were as follows (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2010
Revenues	$10,642	$19,277

(Loss) from discontinued operations before income taxes	$(1,434)	$(2,780)
Income taxes (1)	-	-

(Loss) from discontinued operations, net of taxes	$(1,434)	$(2,780)

(1)	There were no income taxes on the loss from discontinued operations as any tax benefit from the losses would be offset by a valuation allowance.

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
The major costs incurred as a result of these actions are impairments of long-lived assets (primarily leasehold improvements) and facility-related costs (primarily consisting of those costs associated with the real estate leases) estimated at $11.0 million as of June 30, 2011 ($10.0 million as of December 31, 2010), all of which are in the Americas segment. The increase of $0.1 million and $1.0 million during the three and six months ended June 30, 2011, respectively, is primarily due to the change in assumptions related to the redeployment of property and equipment and a change in estimate of lease termination costs. The Company recorded $3.8 million of the costs associated with the Third Quarter 2010 Exit Plan as non-cash impairment charges, of which $0.7 million is included in “Impairment of long-lived assets” in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2011 (see Note 5, Fair Value, for further information). The remaining $7.2 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ends in February 2017. The Company has paid $2.1 million in cash through June 30, 2011 related to these facility-related costs.
The following table summarizes the 2011 accrued liability associated with the Third Quarter 2010 Exit Plan’s exit or disposal activities and related charges for the three months ended June 30, 2011:

		Charges for the
	Beginning	three months		Other Non-	Ending Accrual
	Accrual at	ended June 30,	Cash	Cash	at June 30,
	April 1, 2011	2011(1)	Payments	Changes(2)	2011	Short-term(3)	Long-term(4)	Total
Lease obligations and facility exit costs	$5,619	$29	$(602)	$3	$5,049	$2,043	$3,006	$5,049

(1)	During the three months ended June 30, 2011, the Company recorded less additional lease termination costs related to one of the Philippine customer contact management centers, which is included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

(2)	Effect of foreign currency translation.

(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet.

(4)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet.
The following table summarizes the 2011 accrued liability associated with the Third Quarter 2010 Exit Plan’s exit or disposal activities and related charges for the six months ended June 30, 2011:

	Beginning	Charges for the
	Accrual at	Six Months		Other Non-	Ending Accrual
	January 1,	Ended June 30,	Cash	Cash	at June 30,
	2011	2011(1)	Payments	Changes(2)	2011
Lease obligations and facility exit costs	$6,141	$249	$(1,344)	$3	$5,049

(1)	During the six months ended June 30, 2011, the Company recorded additional lease termination costs, which is included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

(2)	Effect of foreign currency translation.

Fourth Quarter 2010 Exit Plan
During the quarter ended December 31, 2010, in furtherance of the Company’s long-term goals to manage and optimize capacity utilization, the Company committed to and closed a customer contact management center in the United Kingdom and a customer contact management center in Ireland, both components of the EMEA segment (the “Fourth Quarter 2010 Exit Plan”). These actions further enabled the Company to reduce operating costs by eliminating additional redundant space and to optimize capacity utilization rates where overlap exists. These actions were substantially completed by January 31, 2011. None of the revenues from the United Kingdom or Ireland facilities, which were approximately $1.3 million on an annualized basis, were captured and migrated to other facilities within the region. Loss from operations of the United Kingdom and Ireland are not material to the consolidated income (loss) from continuing operations; therefore, their results of operations have not been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations.
The major costs incurred as a result of these actions are facility-related costs (primarily consisting of those costs associated with the real estate leases), impairments of long-lived assets (primarily leasehold improvements and equipment) and severance-related costs totaling $2.6 million as of June 30, 2011 ($2.1 million as of December 31, 2010). This increase of $0.5 million included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations during the three and six months ended June 30, 2011 is primarily due to the change in estimate of lease termination costs. The Company recorded $0.2 million of the costs associated with the Fourth Quarter 2010 Exit Plan as non-cash impairment charges. Approximately $2.2 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ends in March 2014, and $0.2 million represents cash expenditures for severance related costs. The Company has paid $0.8 million in cash through June 30, 2011 of the facility-related and severance-related costs.
The following table summarizes the 2011 accrued liability associated with the Fourth Quarter 2010 Exit Plan’s exit or disposal activities and related charges for the three months ended June 30, 2011:

		Charges for
		the Three
	Beginning	Months		Other Non-	Ending Accrual
	Accrual at April 1,	Ended June 30,	Cash	Cash	at June 30,
	2011	2011(1)	Payments	Changes(2)	2011	Short-term(3)	Long-term(4)	Total
Lease obligations and facility exit costs	$1,452	$453	$(274)	$21	$1,652	$937	$715	$1,652

(1)	During the three months ended June 30, 2011, the Company recorded additional lease termination costs related to the U.K. customer contact management center, which is included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

(2)	Effect of foreign currency translation.

(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet.

(4)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet.
The following table summarizes the 2011 accrued liability associated with the Fourth Quarter 2010 Exit Plan’s exit or disposal activities and related charges for the six months ended June 30, 2011:

		Charges for
	Beginning	the Six
	Accrual at	Months		Other Non-	Ending Accrual
	January 1,	Ended June 30,	Cash	Cash	at June 30,
	2011	2011(1)	Payments	Changes(2)	2011
Lease obligations and facility exit costs	$1,711	$523	$(661)	$79	$1,652

(1)	During the six months ended June 30, 2011, the Company recorded additional lease termination costs, which are included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

(2)	Effect of foreign currency translation.

ICT Restructuring Plan
As of February 2, 2010, the Company assumed the liabilities of ICT, including restructuring accruals in connection with ICT’s plans to reduce its overall cost structure and adapt to changing economic conditions by closing various customer contact management centers in Europe and Canada prior to the end of their existing lease terms (the “ICT Restructuring Plan”). These restructuring accruals, which related to ongoing lease and other contractual obligations, are expected to be paid by the end of December 2011. Since acquiring ICT in February 2010, the Company has paid $1.4 million in cash through June 30, 2011 related to the ICT Restructuring Plan.
The following table summarizes the 2011 accrued liability associated with the ICT Restructuring Plan’s exit or disposal activities for the three months ended June 30, 2011:

		Charges for
		the Three
	Beginning	Months		Other Non-	Ending Accrual
	Accrual at April 1,	Ended June 30,	Cash	Cash	at June 30,
	2011	2011	Payments	Changes(1)	2011	Short-term(2)	Long-term(3)	Total
Lease obligations and facility exit costs	$817	$-	$(270)	$(40)	$507	$507	$-	$507

(1)	Effect of foreign currency translation.

(2)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet.

(3)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet.
The following table summarizes the 2011 accrued liability associated with the ICT Restructuring Plan’s exit or disposal activities for the six months ended June 30, 2011:

		Charges for
	Beginning	the Six
	Accrual at	Months		Other Non-	Ending Accrual
	January 1,	Ended June	Cash	Cash	at June 30,
	2011	30, 2011(1)	Payments	Changes(2)	2011
Lease obligations and facility exit costs	$1,462	$(262)	$(696)	$3	$507

(1)	During the six months ended June 30, 2011, the Company reversed accruals related to the final settlement of termination costs, which reduced “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

(2)	Effect of foreign currency translation.

Note 5. Fair Value
The Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 subject to the requirements of ASC 820 consist of the following (in thousands):

	Fair Value Measurements at June 30, 2011 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets For	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2011	Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents” (1)	$62,633	$62,633	$-	$-
Money market funds and open-end mutual funds in “Deferred charges and other assets” (1)	730	730	-	-
Foreign currency forward contracts (2)	1,261	-	1,261	-
Foreign currency option contracts (2)	1,616	-	1,616	-
Equity investments held in a rabbi trust for the Deferred Compensation Plan (3)	2,956	2,956	-	-
Debt investments held in a rabbi trust for the Deferred Compensation Plan (3)	1,171	1,171	-	-
Guaranteed investment certificates (4)	65	-	65	-

	$70,432	$67,490	$2,942	$-

Liabilities:
Foreign currency forward contracts (5)	$671	$-	$671	$-

	$671	$-	$671	$-

(1)	In the accompanying Condensed Consolidated Balance Sheet.

(2)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 7.

(3)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 8.

(4)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(5)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet. See Note 7.

The Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 subject to the requirements of ASC 820 consist of the following (in thousands):

	Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets For	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2010	Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents” (1)	$5,893	$5,893	$-	$-
Money market funds and open-end mutual funds in “Deferred charges and other assets” (1)	747	747	-	-
Foreign currency forward contracts (2)	1,283	-	1,283	-
Foreign currency option contracts (2)	4,951	-	4,951	-
Equity investments held in a rabbi trust for the Deferred Compensation Plan (3)	2,647	2,647	-	-
Debt investments held in a rabbi trust for the Deferred Compensation Plan (3)	789	789	-	-
U.S. Treasury Bills held in a rabbi trust for the former ICT chief executive officer (3)	118	118	-	-
Guaranteed investment certificates (4)	53	-	53	-

	$16,481	$10,194	$6,287	$-

Liabilities:
Foreign currency forward contracts (5)	$735	$-	$735	$-

	$735	$-	$735	$-

(1)	In the accompanying Condensed Consolidated Balance Sheet.

(2)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 7.

(3)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 8.

(4)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(5)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet. See Note 7.
Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs as described in Note 1, Business, Basis of Presentation and Summary of Significant Accounting Policies, like those associated with acquired businesses, including goodwill and other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets was determined to be impaired. The Company’s assets measured at fair value on a nonrecurring basis (no liabilities) as of June 30, 2011 subject to the requirements of ASC 820 consist of the following (in thousands):

		Three Months	Six Months		Three Months	Six Months
		Ended June 30,	Ended June 30,		Ended June 30,	Ended June 30,
		2011	2011		2010	2010
	Balance at	Total	Total	Balance at	Total	Total
	June 30,	Impairment	Impairment	December 31,	Impairment	Impairment
	2011	(Losses)	(Losses)	2010	(Losses)	(Losses)
Assets:
Americas:
Property and equipment, net (1)	$87,424	$-	$(726)	$99,089	$-	$-
EMEA:
Property and equipment, net (1)	14,787	-	-	14,614	-	-

	$102,211	$-	$(726)	$113,703	$-	$-

(1)	See Note 1 for additional information regarding the fair value measurement.
During the six months ended June 30, 2011 in connection with the Third Quarter 2010 Exit Plan within the Americas segment, as discussed more fully in Note 4, Costs Associated with Exit or Disposal Activities, the

Company recorded an impairment charge of $0.7 million, resulting from a change in assumptions related to the redeployment of property and equipment.
Note 6. Goodwill and Intangible Assets
The following table presents the Company’s purchased intangible assets as of June 30, 2011 (in thousands):

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Intangibles	Amortization	Intangibles	Period (years)
Customer relationships	$59,192	$(10,629)	$48,563	8
Trade name	1,000	(472)	528	3
Non-compete agreements	560	(560)	-	1
Proprietary software	849	(603)	246	2

	$61,601	$(12,264)	$49,337	8

The following table presents the Company’s purchased intangible assets as of December 31, 2010 (in thousands):

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Intangibles	Amortization	Intangibles	Period (years)
Customer relationships	$58,471	$(6,839)	$51,632	8
Trade name	1,000	(306)	694	3
Non-compete agreements	560	(513)	47	1
Proprietary software	850	(471)	379	2

	$60,881	$(8,129)	$52,752	8

The following table presents amortization expense, related to the purchased intangible assets resulting from acquisitions (other than goodwill), included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Amortization expense	$1,985	$2,150	$4,032	$3,577

The Company’s estimated future amortization expense for the five succeeding years is as follows (in thousands):

Years Ending December 31,	Amount

2011 (remaining six months)	$3,986
2012	7,829
2013	7,431
2014	7,368
2015	7,366
2016	7,366
2017 and thereafter	7,991

Changes in goodwill consist of the following (in thousands):

		Accumulated
		Impairment
	Gross Amount	Losses	Net Amount
Americas:
Balance at January 1, 2011	$122,932	$(629)	$122,303
Foreign currency translation	2,293	—	2,293

Balance at June 30, 2011	125,225	(629)	124,596

EMEA:
Balance at January 1, 2011	84	(84)	—
Foreign currency translation	—	—	—

Balance at June 30, 2011	84	(84)	—

	$125,309	$(713)	$124,596

Note 7. Financial Derivatives
Cash Flow Hedges — The Company had derivative assets and liabilities relating to outstanding forward contracts and options, designated as cash flow hedges, as defined under ASC 815, consisting of Philippine peso contracts and Canadian Dollar contracts. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.
The deferred gains and related taxes on the Company’s derivative instruments recorded in “Accumulated other comprehensive income (loss)” in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	As of	As of
	June 30, 2011	December 31, 2010
Deferred gains (losses) in AOCI	$718	$2,674
Tax on deferred gains (losses) in AOCI	(152)	(528)

Deferred gains (losses), net of taxes in AOCI	$566	$2,146

Deferred gains expected to be reclassified to “Revenues” from AOCI during the next twelve months	$718

Deferred gains (losses) and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the forward contracts.
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

The Company had the following outstanding foreign currency forward contracts and options (in thousands):

	As of June 30, 2011		As of December 31, 2010
	Notional		Notional
	Amount in	Settle Through	Amount in	Settle Through
Contract Type	USD	Date	USD	Date
Cash flow hedge: (1)
Options:
Philippine Pesos	$74,800	December 2011	$81,100	December 2011
Forwards:
Philippine Pesos	$20,000	December 2011	$28,000	September 2011
Canadian Dollars	$3,600	December 2011	$7,200	December 2011
Not designated as hedge: (2)
Forwards	$49,781	November 2011	$57,791	February 2011

(1)	Cash flow hedge as defined under ASC 815. Purpose is to protect against the risk that eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.

(2)
Foreign currency hedge contract not designated as a hedge as defined under ASC 815. Purpose is to reduce the effects on the Company’s operating results and cash flows from fluctuations caused by volatility in currency exchange rates, primarily related to intercompany loan payments and cash held in non-functional currencies.

See Note 1, Business, Basis of Presentation and Summary of Significant Accounting Policies, for additional information on the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.
As of June 30, 2011, the maximum amount of loss due to credit risk that, based on the gross fair value of the financial instruments, the Company would incur if parties to the financial instruments that make up the concentration failed to perform according to the terms of the contracts is $2.9 million.
Net Investment Hedge — During 2010, the Company entered into foreign exchange forward contracts to hedge its net investment in a foreign operation, as defined under ASC 815, with an aggregate notional value of $26.1 million. These hedges settled in 2010 and the Company recorded deferred (losses) of $(2.6) million, net of taxes, for 2010 as a currency translation adjustment, a component of AOCI, offsetting foreign exchange losses attributable to the translation of the net investment. The Company did not hedge net investments in foreign operations during the six months ended June 30, 2011.

The following tables present the fair value of the Company’s derivative instruments as of June 30, 2011 and December 31, 2010 included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Derivative Assets
	June 30, 2011		December 31, 2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward contracts	Other current assets	$1,192	Other current assets	$1,009
Foreign currency options	Other current assets	1,616	Other current assets	4,951

		2,808		5,960

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	Other current assets	69	Other current assets	274

Total derivative assets		$2,877		$6,234

	Derivative Liabilities
	June 30, 2011		December 31, 2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward contracts	Other accrued expenses and current liabilities	$—	Other accrued expenses and current liabilities	$27

		—		27

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	Other accrued expenses and current liabilities	671	Other accrued expenses and current liabilities	708

Total derivative liabilities		$671		$735

The following tables present the effect of the Company’s derivative instruments for the three months ended June 30, 2011 and 2010 in the accompanying Condensed Consolidated Financial Statements (in thousands):

				Gain (Loss)
	Gain (Loss)			Reclassified From		Gain (Loss)
	Recognized in AOCI		Statement of	Accumulated AOCI		Recognized in Income
	on Derivatives		Operations	Into Income		on Derivatives
	(Effective Portion)		Location	(Effective Portion)		(Ineffective Portion)
	June 30,			June 30,		June 30,
	2011	2010		2011	2010	2011	2010
Derivatives designated as cash flow hedging instruments under ASC 815:

Foreign currency forward contracts	$9	$(884)	Revenues	$161	$1,107	$—	$—

Foreign currency option contracts	(677)	(1,879)	Revenues	359	(142)	—	—

	(668)	(2,763)		520	965	—	—

Derivatives designated as a net investment hedge under ASC 815:

Foreign currency forward contracts	—	1,432		—	—	—	—

	$(668)	$(1,331)		$520	$965	$—	$—

		Gain (Loss) Recognized
	Statement of	in Income on Derivatives
	Operations	June 30,
	Location	2011	2010

Derivatives not designated as hedging instruments under ASC 815:

Foreign currency forward contracts	Other income and (expense)	$(1,443)	$(356)

		$(1,443)	$(356)

The following tables present the effect of the Company’s derivative instruments for the six months ended June 30, 2011 and 2010 in the accompanying Condensed Consolidated Financial Statements (in thousands):

	Gain (Loss)			Gain (Loss)		Gain (Loss)
	Recognized in AOCI			Reclassified From		Recognized in Income
	on Derivatives			Accumulated AOCI		on Derivatives
	(Effective Portion)		Statement of	Into Income		(Ineffective Portion)
	June 30,		Operations	June 30,		June 30,
	2011	2010	Location	2011	2010	2011	2010
Derivatives designated as cash flow hedging instruments under ASC 815:

Foreign currency forward contracts	$387	$311	Revenues	$195	$1,999	$-	$-

Foreign currency option contracts	(1,327)	(1,729)	Revenues	857	(53)	-	-

	(940)	(1,418)		1,052	1,946	-	-

Derivatives designated as a net investment hedge under ASC 815:

Foreign currency forward contracts	-	1,432		-	-	-	-

	$(940)	$14		$1,052	$1,946	$-	$-

		Gain (Loss) Recognized
	Statement of	in Income on Derivatives
	Operations	June 30,
	Location	2011	2010
Derivatives not designated as hedging instruments under ASC 815:

Foreign currency forward contracts	Other income and (expense)	$(3,732)	$(1,430)

		$(3,732)	$(1,430)

Note 8. Investments Held in Rabbi Trusts
The Company’s investments held in rabbi trusts, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	As of June 30, 2011		As of December 31, 2010
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$3,573	$4,127	$3,058	$3,436
U.S. Treasury Bills (1)	-	-	118	118

	$3,573	$4,127	$3,176	$3,554

(1)	Matured in January 2011.
The mutual funds held in the rabbi trusts were 72% equity-based and 28% debt-based as of June 30, 2011. Investment income, included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gross realized gains from sale of trading securities	$6	$-	$8	$10
Gross realized (losses) from sale of trading securities	-	-	-	(5)
Dividend and interest income	13	7	18	14
Net unrealized holding gains (losses)	(4)	(252)	150	(141)

Net investment income (losses)	$15	$(245)	$176	$(122)

Note 9. Property and Equipment
Sale of Land and Building Located in Minot, North Dakota
In March 2011, the Company classified long-lived assets, consisting of land and a building located in Minot, North Dakota, as held for sale. These assets were classified as held for sale based on the following: management committed to a plan to sell the assets, the assets were available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the plan to sell the assets had been initiated, the assets were being actively marketed for sale at a price that was reasonable in relation to their current fair value, it is probable that the assets would be sold in a reasonable period of time, and it was unlikely that significant changes to the plan to sell the assets would be made or that the plan would be withdrawn. Upon reclassification as held for sale, the Company discontinued depreciating these assets and amortizing the related deferred grants. These assets, previously classified as held and used with a carrying value of $0.9 million, were included in “Property and equipment” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2010. Related to these assets were deferred grants of $0.6 million, which were included in “Deferred grants” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2010.
On June 1, 2011, the Company sold the Minot assets for cash of $3.9 million (net of selling costs of $0.2 million) resulting in a net gain on sale of $3.7 million. The carrying value of these assets of $0.8 million was offset by the related deferred grants of $0.6 million. The net gain on the sale of $3.7 million is included in “Net gain on disposal of property and equipment” in the accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2011.
Tornado Damage to the Ponca City, Oklahoma Customer Contact Management Center
In April 2011, the customer contact management center (the “facility”) located in Ponca City, Oklahoma experienced significant damage to its building and contents as a result of a tornado. The Company filed an insurance claim with its property insurance company to recover estimated losses of $1.4 million and expects to settle the claim by September 30, 2011. As a result, the Company recognized a receivable from the insurance company of $0.9 million relating to estimated costs to repair the building, which is included in “Receivables, net” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2011. In addition, the insurance company advanced $0.5 million to the Company for estimated costs to clean up the facility and out-of-pocket costs related to the tornado damage. For the three months ended June 30, 2011, out-of-pocket costs totaled $0.2 million. The remaining advance of $0.3 million and the $0.9 million estimated costs to repair the building are included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2011.
Note 10. Deferred Revenue
The components of deferred revenue consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Future service	$26,601	$23,919
Estimated potential penalties and holdbacks	7,229	7,336

	$33,830	$31,255

Note 11. Borrowings
The Company had no outstanding borrowings as of June 30, 2011 and December 31, 2010.
On February 2, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (“KeyBank”). The Credit Agreement provides for a $75 million term loan (the “Term Loan”) and a $75 million revolving credit facility, the amount which is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. The Company drew down the full $75 million Term Loan on February 2, 2010 in connection with the acquisition of ICT on such date. See Note 2, Acquisition of ICT, for further information. The Company paid off the Term Loan balance in 2010, earlier than the scheduled maturity, plus accrued interest. The Term Loan is no longer available for borrowings.
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
In 2010, the Company paid an underwriting fee of $3.0 million for the Credit Agreement, which is deferred and amortized over the term of the loan. In addition, the Company pays a quarterly commitment fee on the Credit Agreement. The related interest expense and amortization of deferred loan fees on the Credit Agreement of $0.3 million and $0.6 million are included in “Interest expense” in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011, respectively. During the comparable 2010 periods, the related interest expense and amortization of deferred loan fees on the Credit Agreement were $1.0 million and $1.8 million, respectively. The $75 million Term Loan had a weighted average interest rate of 3.88% and 3.94% for the three and six months ended June 30, 2010, respectively.
The Credit Agreement is guaranteed by all of the Company’s existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all the direct foreign subsidiaries of the Company and those of the guarantors.

In December, 2009, Sykes (Bermuda) Holdings Limited, a Bermuda exempted company (“Sykes Bermuda”) which is an indirect wholly-owned subsidiary of the Company, entered into a credit agreement with KeyBank (the “Bermuda Credit Agreement”). The Bermuda Credit Agreement provided for a $75 million short-term loan to Sykes Bermuda with a maturity date of March 31, 2010. Sykes Bermuda drew down the full $75 million on December 11, 2009. Interest was charged on outstanding amounts, at the option of Sykes Bermuda, at either a Eurodollar Rate (as defined in the Bermuda Credit Agreement) or a Base Rate (as defined in the Bermuda Credit Agreement) plus, in each case, an applicable margin specified in the Bermuda Credit Agreement. The underwriting fee paid of $0.8 million was deferred and amortized over the term of the loan. Sykes Bermuda repaid the entire outstanding amount plus accrued interest on March 31, 2010. The related interest expense and amortization of deferred loan fees of $1.4 million are included in “Interest expense” in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2010 (none in the three months ended June 30, 2010 or for the three and six months ended June 30, 2011).
Note 12. Accumulated Other Comprehensive Income (Loss)
The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220 (“ASC 220”) “Comprehensive Income”. ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

			Unrealized	Unrealized	Unrealized
	Foreign	Unrealized	Actuarial Gain	Gain (Loss) on	Gain (Loss) on
	Currency	(Loss) on Net	(Loss) Related	Cash Flow	Post
	Translation	Investment	to Pension	Hedging	Retirement
	Adjustment	Hedge	Liability	Instruments	Obligation	Total
Balance at January 1, 2010	$4,317	$-	$1,207	$2,019	$276	$7,819
Pre-tax amount	9,790	(3,955)	(31)	4,936	104	10,844
Tax benefit	-	1,390	-	321	-	1,711
Reclassification to net loss	(7)	-	(52)	(5,173)	(34)	(5,266)
Foreign currency translation	(108)	-	65	43	-	-

Balance at December 31, 2010	13,992	(2,565)	1,189	2,146	346	15,108
Pre-tax amount	8,568	-	87	(940)	42	7,757
Tax benefit	-	-	-	384	-	384
Reclassification to net income	(266)	-	(28)	(1,052)	(18)	(1,364)
Foreign currency translation	(41)	-	13	28	-	-

Balance at June 30, 2011	$22,253	$(2,565)	$1,261	$566	$370	$21,885

Except as discussed in Note 13, Income Taxes, earnings associated with the Company’s investments in its subsidiaries are considered to be permanently invested and no provision for income taxes on those earnings or translation adjustments has been provided.
Note 13. Income Taxes
The Company’s effective tax rate was 18.3% and 19.5% for the three months ended June 30, 2011, and 2010, respectively. The difference between the Company’s effective tax rate of 18.3% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the recognition of tax benefits resulting from income earned in certain tax holiday jurisdictions, losses in jurisdictions for which tax benefits either can or cannot be recognized, adjustments of valuation allowances, changes in unrecognized tax positions, foreign withholding taxes and permanent differences.
The Company’s effective tax rate was 11.5% and (13.5)% for the six months ended June 30, 2011 and 2010, respectively. The year-over-year variance in the effective tax rate is primarily due to tax benefits recognized on losses related to ICT acquisition-related costs incurred in 2010. The difference between the Company’s effective tax rate of 11.5% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the recognition of tax benefits resulting from income earned in certain tax holiday jurisdictions, losses in jurisdictions for which tax benefits either can or cannot be recognized, adjustments of valuation allowances, changes in unrecognized tax positions, foreign withholding taxes and permanent differences.

The liability for unrecognized tax benefits is recorded as “Long-term income tax liabilities” in the accompanying Condensed Consolidated Balance Sheets. The Company has accrued $18.5 million at June 30, 2011, and $21.0 million at December 31, 2010, excluding penalties and interest. The $2.5 million decrease relates primarily to a favorable resolution of a tax audit.
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
The U.S. Internal Revenue Service concluded a limited audit of the 2007 tax year, which resulted in no change to the tax liability as originally reported. The Canadian tax authority is currently auditing tax years 2003 through 2006 and 2008 through 2009. The German tax authority is currently auditing tax periods 2005 through 2007. In the Philippines, the Company is being audited by the Philippine tax authorities for tax years 2007 and 2008. The Company’s Indian subsidiary is currently under examination in India for fiscal tax years 2004 through 2007. As of June 30, 2011, the Company believes it has adequately accrued for these audits.
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
The number of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic:
Weighted average common shares outstanding	46,241	46,601	46,359	45,604
Diluted:
Dilutive effect of stock options, stock appreciation rights, restricted stock, common stock units and shares held in a rabbi trust	52	47	104	108

Total weighted average diluted shares outstanding	46,293	46,648	46,463	45,712

Anti-dilutive shares excluded from the diluted earnings per share calculation (1)	271	346	298	94

(1)	Impact of outstanding options to purchase shares of common stock and stock appreciation rights were anti-dilutive and were excluded from the calculation of diluted earnings per share.
On August 5, 2002, the Company’s Board of Directors authorized the Company to purchase up to 3.0 million shares of its outstanding common stock. A total of 2.5 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. The shares repurchased during the six months ended June 30, 2011 and 2010 were as follows (in thousands, except per share amounts):

	Total Number			Total Cost of
	of Shares	Range of Prices Paid Per Share		Shares
For the Six Months Ended	Purchased	Low	High	Repurchased
June 30, 2011	300	$18.24	$18.53	$5,512
June 30, 2010	300	$16.92	$17.60	$5,212
Note 15. Commitments and Loss Contingency
Purchase Commitments
During the six months ended June 30, 2011, the Company entered into several agreements with third-party vendors in the ordinary course of business whereby the Company committed to purchase goods and services used in its normal operations. These agreements, which are not cancelable, range from one to four year periods and contain fixed or minimum annual commitments. Certain of these agreements allow for renegotiation of the minimum annual commitments based on certain conditions.
The following is a schedule of future minimum purchase commitments under these agreements as of June 30, 2011 (in thousands):

Total
2011 (remaining six months)	$1,245
2012	2,179
2013	1,403
2014	343
2015	-
2016 and thereafter	-

Total minimum payments required	$5,170

Except for the contractual obligations mentioned above, there have not been any material changes to the Company’s outstanding contractual obligations from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Loss Contingency
The Company has previously disclosed three pending matters involving regulatory sanctions assessed against the Company’s Spanish subsidiary. All three matters relate to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. In connection with the appeal of one of these claims, the Company issued a bank guarantee, which is included as restricted cash of $0.4 million in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010. Based upon the opinion of legal counsel regarding the likely outcome of these three matters, the Company accrued a liability in the amount of $1.3 million under ASC 450 “Contingencies” because management believed that a loss was probable and the amount of the loss could be reasonably estimated. During the quarter ended December 31, 2010, the Spanish Supreme Court ruled in the Company’s favor in one of the three subject claims. Accordingly, the Company has reversed the accrual in the amount of $0.5 million related to that particular claim. The accrued liability included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets was $0.8 million as of June 30, 2011 and December 31, 2010. One of the other two claims has been finally decided against the Company on procedural grounds, and the final claim remains on appeal to the Spanish Supreme Court.
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

Note 16. Defined Benefit Pension Plan and Postretirement Benefits
Defined Benefit Pension Plans
The following table provides information about the net periodic benefit cost for the pension plans for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$64	$25	$83	$35
Interest cost	25	24	51	33
Recognized actuarial (gains)	(14)	(18)	(28)	(26)

Net periodic benefit cost	$75	$31	$106	$42

Employee Retirement Savings Plans
The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matches 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company’s contributions for the three and six months ended June 30, 2011 and 2010 included in the accompanying Condensed Consolidated Statement of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
401(k) plan contributions	$270	$33	$562	$368

In connection with the acquisition of ICT in February 2010, the Company assumed ICT’s profit sharing plan (Section 401(k)). Under this profit sharing plan, the Company matches 50% of employee contributions for all qualified employees, as defined, up to a maximum of 6% of the employee’s compensation; however, it may also make additional contributions to the plan based upon profit levels and other factors. No contributions were made during the three and six months ended June 30, 2011. Employees are fully vested in their contributions, while full vesting in the Company’s contributions occurs upon death, disability, retirement or completion of five years of service.
Split-Dollar Life Insurance Arrangement
In 1996, the Company entered into a split-dollar life insurance arrangement to benefit the former Chairman and Chief Executive Officer of the Company. Under the terms of the arrangement, the Company retained a collateral interest in the policy to the extent of the premiums paid by the Company. Effective January 1, 2008, the Company recorded a $0.5 million liability for a post-retirement benefit obligation related to this arrangement, which was accounted for as a reduction to the January 1, 2008 balance of retained earnings in accordance with ASC 715-60 "Defined Benefit Plans — Other Postretirement”. The post-retirement benefit obligation included in “Other long-term liabilities” as of June 30, 2011 and December 31, 2010 in the accompanying Condensed Consolidated Balance Sheets is as follows (in thousands):

	June 30, 2011	December 31, 2010
Post-retirement benefit obligation	$156	$186

The Company has an unrealized gain of $0.4 million and $0.3 million as of June 30, 2011 and December 31, 2010, respectively, due to changes in discount rates related to the post-retirement obligation, which was recorded in “Accumulated other comprehensive income” in the accompanying Condensed Consolidated Balance Sheets.

Note 17. Stock-Based Compensation
The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. Stock-based compensation expense related to these plans, which is included in “General and administrative” costs primarily in the Americas in the accompanying Condensed Consolidated Statements of Operations, was $0.9 million and $2.6 million for the three and six months ended June 30, 2011, respectively, and $1.1 million and $2.9 million for the comparable 2010 periods, respectively. The Company recognized income tax benefits in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 of $0.3 million and $1.0 million, respectively, and $0.4 million and $1.1 million for the comparable 2010 periods, respectively. In addition, the Company recognized benefits of tax deductions in excess of recognized tax benefits of $0.4 million from the exercise of stock options in the six months ended June 30, 2010 (not material for the three months ended June 30, 2010 and the three and six months ended June 30, 2011). There were no capitalized stock-based compensation costs at June 30, 2011 and December 31, 2010.
2011 Equity Incentive Plan — The Board of Directors adopted the Sykes Enterprises, Incorporated 2011 Equity Incentive Plan (the “2011 Plan”) on March 23, 2011, which was approved by the shareholders at the May 2011 Annual Meeting. The 2011 Plan replaced and superseded the Company’s 2001 Equity Incentive Plan (the “2001 Plan”), which expired on March 14, 2011. The outstanding awards granted under the 2001 Plan will remain in effect until their exercise, expiration, or termination. The 2011 Plan permits the grant of stock options, stock appreciation rights and other stock-based awards to certain employees of the Company, and certain non-employees who provide services to the Company, for up to 5.7 million shares of common stock in order to encourage them to remain in the employment of or to faithfully provide services to the Company and to increase their interest in the Company’s success.
Stock Options — The following table summarizes stock option activity as of June 30, 2011 and for the six months then ended:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term (in	Intrinsic
Stock Options	Shares (000s)	Exercise Price	years)	Value (000s)
Outstanding at January 1, 2011	43	$8.54
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding at June 30, 2011	43	$8.54	0.9	$563

Vested or expected to vest at June 30, 2011	43	$8.54	0.9	$563

Exercisable at June 30, 2011	43	$8.54	0.9	$563

No stock options were granted during the six months ended June 30, 2011 and 2010.
No options were exercised during the three and six months ended June 30, 2011. The intrinsic value of options exercised during the three and six months ended June 30, 2010 was not material. All options were fully vested as of December 31, 2006 and there is no unrecognized compensation cost as of June 30, 2011 related to the options (the effect of estimated forfeitures is not material.)
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

The following table summarizes the assumptions used to estimate the fair value of SARs granted during the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
Expected volatility	44.3%	45.0%
Weighted-average volatility	44.3%	45.0%
Expected dividends .	-	-
Expected term (in years)	4.6	4.4
Risk-free rate	2.0%	2.4%
The following table summarizes SARs activity as of June 30, 2011 and for the six months then ended:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term (in	Intrinsic
Stock Appreciation Rights	Shares (000s)	Exercise Price	years)	Value (000s)
Outstanding at January 1, 2011	442	$-
Granted	215	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding at June 30, 2011	657	$-	8.0	$1,557

Vested or expected to vest at June 30, 2011	296	$-	8.0	$1,557

Exercisable at June 30, 2011	296	$-	6.9	$834

The weighted average grant-date fair value of the SARs granted during the six months ended June 30, 2011 and 2010 was $7.10 and $10.21, respectively. The total intrinsic value of SARs exercised during the six months ended June 30, 2010 was $0.6 million (none in the six months ended June 30, 2011).
The following table summarizes the status of nonvested SARs as of June 30, 2011 and for the six months then ended:

		Weighted
		Average Grant-
		Date Fair
Nonvested Stock Appreciation Rights	Shares (000s)	Value
Nonvested at January 1, 2011	293	$8.63
Granted	215	$7.10
Vested	(146)	$8.18
Forfeited or expired	-	$-

Nonvested at June 30, 2011	362	$7.90

As of June 30, 2011, there was $2.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested SARs. This cost is expected to be recognized over a weighted average period of 2.1 years. SARs that vested during the six months ended June 30, 2011 and 2010 had a fair value of $0.2 million and $0.6 million, respectively, as of the vesting date.

Restricted Shares — The following table summarizes the status of nonvested Restricted Shares/RSUs as of June 30, 2011 and for the six months then ended:

		Weighted
		Average Grant-
		Date Fair
Nonvested Restricted Shares / RSUs	Shares (000s)	Value
Nonvested at January 1, 2011	587	$20.30
Granted	295	$18.67
Vested	(187)	$18.01
Forfeited or expired	-	$-

Nonvested at June 30, 2011	695	$20.22

The weighted average grant-date fair value of the Restricted Shares/RSUs granted during the six months ended June 30, 2011 and 2010 was $18.67 and $23.88, respectively.
As of June 30, 2011, based on the probability of achieving the performance goals, there was $11.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested Restricted Shares/RSUs. This cost is expected to be recognized over a weighted average period of 2.0 years. The Restricted Shares/RSUs that vested during the six months ended June 30, 2011 and 2010 had a fair value of $3.9 million and $4.3 million, respectively, as of the vesting dates.
Other Awards — The following table summarizes the status of common stock units (“CSUs”) as of June 30, 2011, and for the six months then ended:

		Weighted
		Average Grant-
		Date Fair
Nonvested Common Stock Units	Shares (000s)	Value
Nonvested at January 1, 2011	66	$20.33
Granted	44	$18.67
Vested	(26)	$18.11
Forfeited or expired	-	$-

Nonvested at June 30, 2011	84	$20.15

A CSU is a bookkeeping entry on the Company’s books that records the equivalent of one share of common stock. The weighted average grant-date fair value of the CSUs granted during the six months ended June 30, 2011 and 2010 was $18.67 and $23.88, respectively.
As of June 30, 2011, there was $1.4 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs. This cost is expected to be recognized over a weighted average period of 2.1 years. The fair value of the CSUs that vested during the six months ended June 30, 2011 and 2010 were $0.5 million and $0.6 million, respectively, as of the vesting dates. Until a CSU vests, the participant has none of the rights of a shareholder with respect to the CSU or the common stock underlying the CSU. CSUs are not transferable.
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
The 2004 Fee Plan also provides that each non-employee director will receive, on the day after the annual shareholders meeting, an annual retainer for service as a non-employee director (the “Annual Retainer”). The

Annual Retainer consists of shares of the Company’s common stock and cash. Prior to May 20, 2011, the total value of the Annual Retainer was $77,500, payable $32,500 in cash and the remainder paid in stock, the amount of which was determined by dividing $45,000 by the closing price of the Company’s common stock on the date of the annual meeting of shareholders, rounded to the nearest whole number of shares. On May 20, 2011, upon the recommendation of the Compensation and Human Resource Development Committee, the Board adopted the Fourth Amended and Restated 2004 Non-Employee Director Fee Plan, which increased the cash component of the Annual Retainer by $17,500, resulting in a total Annual Retainer of $95,000, of which $50,000 is payable in cash, and the remainder paid in stock. The method of calculating the number of shares constituting the equity portion of the Annual Retainer remained unchanged.
In addition to the Annual Retainer award, the 2004 Fee Plan also provides for any non-employee Chairman of the Board to receive an additional annual cash award of $100,000, and each non-employee director serving on a committee of the Board to receive an additional annual cash award. The additional annual cash award for the Chairperson of the Audit Committee is $20,000 and Audit Committee members’ are entitled to an annual cash award of $10,000. Prior to May 20, 2011, the annual cash awards for the Chairpersons of the Compensation and Human Resource Development Committee, Finance Committee and Nominating and Corporate Governance Committee were $12,500 and the members of such committees were entitled to an annual cash award of $7,500. On May 20, 2011, the Board increased the additional annual cash award to the Chairperson of the Compensation and Human Resource Development Committee to $15,000. All other additional cash awards remained unchanged.
The annual grant of cash, including all amounts paid to a non-employee Chairman of the Board and all amounts paid to non-employee directors serving on committees of the Board, vests in four equal quarterly installments, one-fourth on the day following the annual meeting of shareholders, and an additional one-fourth on each successive third monthly anniversary of the date of grant. The annual grant of shares paid to non-employee directors vests in eight equal quarterly installments, one-eighth on the day following the annual meeting of shareholders, and an additional one-eighth on each successive third monthly anniversary of the date of grant. The award lapses with respect to all unpaid cash and unvested shares in the event the non-employee director ceases to be a director of the company, and any unvested shares and unpaid cash are forfeited.
The Board may pay additional cash compensation to any non-employee director for services on behalf of the Board over and above those typically expected of directors, including but not limited to service on a special committee of the Board.
Prior to 2008, the grants were comprised of CSUs rather than shares of common stock. A CSU is a bookkeeping entry on the Company’s books that records the equivalent of one share of common stock.
The following table summarizes the status of the nonvested CSUs and share awards under the 2004 Fee Plan as of June 30, 2011 and for the six months then ended:

		Weighted
		Average Grant-
		Date Fair
Nonvested Common Stock Units and Share Awards	Shares (000s)	Value
Nonvested at January 1, 2011	18	$18.67
Granted	21	$21.83
Vested	(12)	$19.04
Forfeited or expired	-	$-

Nonvested at June 30, 2011	27	$20.93

The weighted average grant-date fair value of common stock awarded during the six months ended June 30, 2011 and 2010 was $21.83 and $19.11, respectively.
As of June 30, 2011, there was $0.5 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted since March 2008 under the Plan. This cost is expected to be recognized over a weighted average period of 1.4 years. CSUs and share awards that vested during the six months ended June 30, 2011 and 2010 had a fair value of $0.2 million and $0.3 million, respectively, as of the vesting dates.

Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds (see Note 8, Investments Held in Rabbi Trusts) and shares of the Company’s common stock. As of June 30, 2011 and December 31, 2010, liabilities of $4.1 million and $3.4 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.
Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $1.1 million and $1.0 million at June 30, 2011 and December 31, 2010, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.
The following table summarizes the status of the nonvested common stock issued under the Deferred Compensation Plan as of June 30, 2011 and for the six months then ended:

		Weighted
		Average Grant-
		Date Fair
Nonvested Common Stock	Shares (000s)	Value

Nonvested at January 1, 2011	8	$18.00
Granted	8	$20.23
Vested	(8)	$19.47
Forfeited or expired	–	$–

Nonvested at June 30, 2011	8	$18.73

The weighted average grant-date fair value of common stock awarded during the six months ended June 30, 2011 and 2010 was $20.23 and $20.28, respectively.
As of June 30, 2011, there was $0.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 3.9 years. The total fair value of the common stock vested during the six months ended June 30, 2011 and 2010 was $0.2 million and $0.1 million, respectively, as of the vesting dates.
No cash was used to settle the Company’s obligation under the Deferred Compensation Plan for the six months ended June 30, 2011 and 2010.
Note 18. Segments and Geographic Information
The Company operates within two regions, the Americas and EMEA. Each region represents a reportable segment comprised of aggregated regional operating segments, which portray similar economic characteristics. The Company aligns its business into two segments to effectively manage the business and support the customer care needs of every client and to respond to the demands of the Company’s global customers.
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

Information about the Company’s reportable segments for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Americas	EMEA	Other(1)	Consolidated
Three Months Ended June 30, 2011:
Revenues (2)	$247,543	$62,371		$309,914
Percentage of revenues	79.9%	20.1%		100.0%

Depreciation and amortization (2)	$12,546	$1,488		$14,034

Income (loss) from continuing operations	$31,377	$(3,388)	$(12,852)	$15,137
Other (expense), net			(483)	(483)
Income taxes			(2,683)	(2,683)

Income from continuing operations, net of taxes				11,971
(Loss) from discontinued operations, net of taxes	$-	$-		-

Net income				$11,971

Total assets as of June 30, 2011	$1,220,540	$1,196,894	$(1,588,449)	$828,985

	Americas	EMEA	Other(1)	Consolidated
Three Months Ended June 30, 2010:
Revenues (2)	$235,315	$53,220		$288,535
Percentage of revenues	81.6%	18.4%		100.0%

Depreciation and amortization (2)	$13,209	$1,317		$14,526

Income (loss) from continuing operations	$25,744	$(3,908)	$(12,049)	$9,787
Other (expense), net			(4,842)	(4,842)
Income taxes			(966)	(966)

Income from continuing operations, net of taxes				3,979
(Loss) from discontinued operations, net of taxes	$(1,434)	$-		(1,434)

Net income				$2,545

Total assets as of June 30, 2010	$1,599,090	$851,571	$(1,601,604)	$849,057

	Americas	EMEA	Other(1)	Consolidated
Six Months Ended June 30, 2011:
Revenues (2)	$494,078	$125,992		$620,070
Percentage of revenues	79.7%	20.3%		100.0%

Depreciation and amortization (2)	$25,363	$2,903		$28,266

Income (loss) from continuing operations	$58,402	$(2,869)	$(25,032)	$30,501
Other (expense), net			(2,096)	(2,096)
Income taxes			(3,256)	(3,256)

Income from continuing operations, net of taxes				25,149
(Loss) from discontinued operations, net of taxes	$-	$-		-

Net income				$25,149

	Americas	EMEA	Other(1)	Consolidated
Six Months Ended June 30, 2010:
Revenues (2)	$442,218	$112,899		$555,117
Percentage of revenues	79.7%	20.3%		100.0%

Depreciation and amortization (2)	$23,928	$2,636		$26,564

Income (loss) from continuing operations	$53,056	$(4,614)	$(43,746)	$4,696
Other (expense), net			(8,385)	(8,385)
Income taxes			(499)	(499)

(Loss) from continuing operations, net of taxes				(4,188)
(Loss) from discontinued operations, net of taxes	$(2,780)	$-		(2,780)

Net (loss)				$(6,968)

(1)	Other items (including corporate costs, provision for regulatory penalties, impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three and six months ended June 30, 2011 and 2010. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2010. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

(2)	Revenues and depreciation and amortization include results from continuing operations only.
Note 19. Related Party Transactions
The Company paid John H. Sykes, the founder, former Chairman and Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company, less than $0.1 million and $0.1 million, for the use of his private jet during the three and six months ended June 30, 2010, which is based on two times fuel costs and other actual costs incurred for each trip (none in the three and six months ended June 30, 2011).
The Company also paid John H. Sykes $0.1 million, which represents the cost for the purchase of his share of the refundable deposit on a sports stadium suite, during the three and six months ended June 30, 2010 (none in the comparable 2011 period).
In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes. The lease payments on the 20 year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.1 million and $0.2 million to the landlord during the three and six months ended June 30, 2011, respectively, under the terms of the lease. During the three and six months ended June 30, 2010, the Company paid $0.1 million and $0.2 million, respectively, under the terms of the lease.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sykes Enterprises, Incorporated
400 North Ashley Drive
Tampa, Florida
We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of June 30, 2011, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2011 and 2010, of changes in shareholders’ equity for the six-month periods ended June 30, 2011 and 2010 and December 31, 2010, and of cash flows for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.
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
August 9, 2011

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
Overview
We provide an array of sophisticated customer contact management solutions to a wide range of clients including Fortune 1000 companies, medium-sized businesses, and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure, healthcare and other industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, India and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which include customer assistance, healthcare and roadside assistance, technical support and product sales to our client’s customers. These services, which represented 98% of consolidated revenues during the three and six months ended June 30, 2011, are delivered through multiple communication channels encompassing phone, e-mail, Internet, text messaging and chat. We also provide various enterprise support services in the United States (“U.S.”) that include services for our client’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including multilingual sales order processing via the Internet and phone, payment processing, inventory control, product delivery, and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers throughout the United States, Canada, Europe, Latin America, Asia, India and Africa.
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

The total aggregate purchase price of the transaction of $277.8 million was comprised of $141.1 million in cash and 5.6 million shares of SYKES common stock valued at $136.7 million. The transaction was funded through borrowings consisting of a $75 million short-term loan from KeyBank National Association (“KeyBank”) in December, 2009, due and paid on March 31, 2010, and a $75 million term loan from a syndicate of banks due in varying installments through February 1, 2013 (the “Term Loan”). The outstanding balance due under the $75 million Term Loan was repaid during the quarter ended September 30, 2010, and the Term Loan is no longer available for borrowings. See “Liquidity & Capital Resources” later in this Item 2 and Note 11, Borrowings, of “Notes to Condensed Consolidated Financial Statements” for further information.
The results of operations of ICT have been reflected in our Condensed Consolidated Statement of Operations since February 2, 2010.
Discontinued Operations
In December 2010, we sold our Argentine operations, pursuant to stock purchase agreements, dated December 16, 2010 and December 29, 2010. We reflected the operating results related to the Argentine operations as discontinued operations in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010. This business was historically reported as part of the Americas segment. See Note 3, Discontinued Operations, of “Notes to Condensed Consolidated Financial Statements” for additional information on the sale of the Argentine operations.
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

Results of Operations
The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$309,914	$288,535	$620,070	$555,117
Percentage of revenues	100.0%	100.0%	100.0%	100.0%

Direct salaries and related costs	$208,301	$188,693	$411,989	$360,343
Percentage of revenues	67.2%	65.4%	66.4%	64.9%

General and administrative	$90,087	$90,075	$180,297	$190,040
Percentage of revenues	29.1%	31.2%	29.1%	34.2%

Net (gain) loss on disposal of property and equipment	$(3,611)	$(20)	$(3,443)	$38
Percentage of revenues	(1.2)%	0.0%	(0.5)%	0.0%

Impairment of long-lived assets	$-	$-	$726	$-
Percentage of revenues	0.0%	0.0%	0.1%	0.0%

Income from continuing operations	$15,137	$9,787	$30,501	$4,696
Percentage of revenues	4.9%	3.4%	4.9%	0.9%
The following table summarizes our revenues for the periods indicated, by reporting segment (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010
Americas	$247,543	79.9%	$235,315	81.6%	$494,078	79.7%	$442,218	79.7%
EMEA	62,371	20.1%	53,220	18.4%	125,992	20.3%	112,899	20.3%

Consolidated	$309,914	100.0%	$288,535	100.0%	$620,070	100.0%	$555,117	100.0%

The following table summarizes the amounts and percentage of revenues for direct salaries and related costs, general and administrative costs and impairment of long-lived assets for the periods indicated, by reporting segment (in thousands):

		Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010
Direct salaries and related costs:
Americas	$159,228	64.3%	$146,861	62.4%	$315,504	63.9%	$273,683	61.9%
EMEA	49,073	78.7%	41,832	78.6%	96,485	76.6%	86,660	76.8%

Consolidated	$208,301	67.2%	$188,693	65.4%	$411,989	66.4%	$360,343	64.9%

General and administrative:
Americas	$60,549	24.5%	$62,730	26.7%	$122,876	24.9%	$115,449	26.1%
EMEA	16,686	26.8%	15,296	28.7%	32,389	25.7%	30,845	27.3%
Corporate	12,852	-	12,049	-	25,032	-	43,746	-

Consolidated	$90,087	29.1%	$90,075	31.2%	$180,297	29.1%	$190,040	34.2%

Net (gain) loss on disposal of property and equipment:
Americas	$(3,611)	(1.5)%	$(20)	0.0%	$(3,430)	(0.7)%	$30	0.0%
EMEA	-	0.0%	-	0.0%	(13)	0.0%	8	0.0%

Consolidated	$(3,611)	(1.2)%	$(20)	0.0%	$(3,443)	(0.5)%	$38	0.0%

Impairment of long-lived assets:
Americas	$-	0.0%	$-	0.0%	$726	0.1%	$-	0.0%
EMEA	-	0.0%	-	0.0%	-	0.0%	-	0.0%

Consolidated	$-	0.0%	$-	0.0%	$726	0.1%	$-	0.0%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Revenues
For the three months ended June 30, 2011, we recognized consolidated revenues of $309.9 million, an increase of $21.4 million or 7.4%, from $288.5 million of consolidated revenues for the comparable period in 2010.
On a geographic segment basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 79.9%, or $247.5 million, for the three months ended June 30, 2011 compared to 81.6%, or $235.3 million, for the comparable period in 2010. Revenues from the EMEA region, including Europe, the Middle East and Africa represented 20.1%, or $62.4 million, for the three months ended June 30, 2011 compared to 18.4%, or $53.2 million, for the comparable period in 2010.
America’s revenues increased $7.2 million, excluding the positive foreign currency impact of $5.0 million, for the three months ended June 30, 2011 from the comparable period in 2010, principally due to new client programs and higher volumes within certain existing clients. Revenues from our offshore operations represented 47.0% of Americas’ revenues, compared to 46.8% for the same period in 2010. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our focus to re-price or replace certain sub-profitable target client programs.
EMEA’s revenues increased $2.1 million, excluding the positive foreign currency impact of $7.1 million, for the three months ended June 30, 2011 from the comparable period in 2010, due largely to new client programs and higher volumes within certain existing clients. This $2.1 million increase reflects a $0.4 million decrease in revenues due to the closure of certain sites in connection with the Fourth Quarter 2010 Exit Plan (See Note 4, Costs Associated with Exit or Disposal Activities, of “Notes to Condensed Consolidated Financial Statements”).

Direct Salaries and Related Costs
Direct salaries and related costs increased $19.6 million, or 10.4%, to $208.3 million for the three months ended June 30, 2011 from $188.7 million in the comparable period in 2010.
On a reporting segment basis, direct salaries and related costs from the Americas segment increased $6.2 million, excluding the negative foreign currency exchange impact of $6.1 million, for the three months ended June 30, 2011 from the comparable period in 2010. Direct salaries and related costs from the EMEA segment increased $1.7 million, excluding the negative foreign currency exchange impact of $5.6 million, for the three months ended June 30, 2011 from the comparable period in 2010.
In the Americas segment, as a percentage of revenues, direct salaries and related costs increased to 64.3% for the three months ended June 30, 2011 from 62.4% in same period in 2010. This increase of 1.9%, as a percentage of revenues, was primarily attributable to higher compensation costs of 2.2% (primarily related to lower volumes within certain existing clients without a commensurate reduction in labor costs) and higher other costs of 0.3%, partially offset by lower communication costs of 0.4% and lower billable supply costs of 0.2%.
In the EMEA segment, as a percentage of revenues, direct salaries and related costs increased to 78.7% for the three months ended June 30, 2011 from 78.6% in the same period of 2010. This increase of 0.1%, as a percentage of revenues, was primarily attributable to higher compensation costs of 1.0%, higher communication costs of 0.7%, higher fulfillment material costs of 0.3% and higher other costs of 0.1%, partially offset by lower severance costs of 1.6% and lower travel costs of 0.4%.
General and Administrative
General and administrative expenses of $90.1 million remained unchanged for the three months ended June 30, 2011, compared to the same period in 2010.
On a reporting segment basis, general and administrative expenses from the Americas segment decreased $4.1 million, excluding the negative foreign currency exchange impact of $1.9 million, for the three months ended June 30, 2011 from the comparable period in 2010. General and administrative expenses from the EMEA segment decreased $0.4 million, excluding the negative foreign currency exchange impact of $1.8 million, for the three months ended June 30, 2011 from the comparable period in 2010. Corporate general and administrative expenses increased $0.8 million for the three months ended June 30, 2011 from the comparable period in 2010. This increase of $0.8 million was primarily attributable to higher charitable contributions of $1.1 million, higher compensation costs of $0.6 million, higher legal and professional fees of $0.4 million and higher consulting costs of $0.2 million, partially offset by lower merger and acquisition costs of $1.3 million and lower other costs of $0.2 million.
In the Americas segment, as a percentage of revenues, general and administrative expenses decreased to 24.5% for the three months ended June 30, 2011 from 26.7% in the comparable period in 2010. This decrease of 2.2%, as a percentage of revenues, was primarily attributable to lower facility-related costs of 0.7%, lower other taxes of 0.6%, lower depreciation of 0.5%, lower merger and acquisition costs of 0.2%, lower equipment and maintenance costs of 0.2%, lower insurance costs of 0.2% and lower compensation costs of 0.2%, partially offset by higher communication costs of 0.2% and higher other costs of 0.2%.
In the EMEA segment, as a percentage of revenues, general and administrative expenses decreased to 26.8% for the three months ended June 30, 2011 from 28.7% in the comparable period in 2010. This decrease of 1.9%, as a percentage of revenues, was primarily attributable to lower compensation costs of 1.3% (primarily related to near-shore migration to new facilities in Egypt, Romania and Germany in 2010), lower travel costs of 0.5%, lower recruiting costs of 0.2%, lower software maintenance of 0.2%, lower legal and professional fees of 0.2% and lower other costs of 0.2%, partially offset by higher exit and disposal costs of 0.7%.
Net (Gain) Loss on Disposal of Property and Equipment
Net (gain) loss on disposal of property and equipment was $(3.6) million for the three months ended June 30, 2011, compared to less than $(0.1) million for the comparable 2010 period. The increase was primarily a result of the gain on the sale of land and a building located in Minot, North Dakota.

Interest Income
Interest income of $0.3 million remained unchanged for the three months ended June 30, 2011, compared to the same period in 2010.
Interest (Expense)
Interest expense was $0.4 million for the three months ended June 30, 2011, compared to $1.5 million in the same period in 2010. The decrease of $1.1 million reflects interest and fees on higher average levels of borrowings related to the acquisition of ICT in the 2010 period.
Other Income (Expense)
Other income (expense), net, was $(0.3) million for the three months ended June 30, 2011, compared to $(3.6) million in the same period in 2010. The net decrease of $3.3 million was primarily attributable to an increase of $3.9 million in realized and unrealized foreign currency transaction gains, net of losses, and an increase of $0.5 million in other miscellaneous income, net, partially offset by an increase of $1.1 million in forward currency contract losses (which were not designated as hedging instruments). Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in “Accumulated other comprehensive income” in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.
Income Taxes
Income tax expense of $2.7 million for the three months ended June 30, 2011 was based upon pre-tax book income of $14.7 million. The income tax expense of $1.0 million for the three months ended June 30, 2010 was based upon pre-tax book income of $4.9 million. The effective tax rate for the three months ended June 30, 2011 was 18.3% compared to an effective tax rate of 19.5% for the comparable 2010 period.
(Loss) from Discontinued Operations
During December 2010, we sold our Argentine operations. We accounted for this transaction in accordance with ASC 205-20 (“ASC 205-20”) “Discontinued Operations”, and, accordingly, we reclassified the results of operations for the three and six months ended June 30, 2010. The loss from discontinued operations, net of taxes, totaled $1.4 million for the three months ended June 30, 2010, respectively.
Net Income (Loss)
As a result of the foregoing, we reported income from continuing operations for the three months ended June 30, 2011 of $15.1 million, an increase of $5.3 million from the comparable period in 2010. This increase was principally attributable to a $21.4 million increase in revenues and an increase in the net gain on disposal of property and equipment of $3.5 million, partially offset by a $19.6 million increase in direct salaries and related costs. In addition to the $5.3 million increase in income from continuing operations, we experienced a decrease in interest expense of $1.1 million, a $3.3 million decrease in other income (expense), net, and a decrease of $1.4 million of loss from discontinued operations, partially offset by an increase of $1.7 million in income taxes, resulting in net income of $12.0 million for the three months ended June 30, 2011, an increase of $9.4 million compared to the same period in 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Revenues
For the six months ended June 30, 2011, we recognized consolidated revenues of $620.1 million, an increase of $65.0 million or 11.7%, from $555.1 million of consolidated revenues for the comparable period in 2010.
On a geographic segment basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 79.7%, or $494.1 million, for the six months ended June 30, 2011 compared to 79.7%, or $442.2 million, for the comparable period in 2010. Revenues from the EMEA region, including Europe, the Middle East and Africa represented 20.3%, or $126.0 million, for the six months ended June 30, 2011 compared to 20.3%, or $112.9 million, for the comparable period in 2010.
America’s revenues increased $43.2 million, excluding the positive foreign currency impact of $8.7 million, for the six months ended June 30, 2011 from the comparable period in 2010, principally due to acquisition revenues of $35.9 million and $7.3 million of new client programs and higher volumes within certain existing clients. Revenues from our offshore operations represented 46.7% of Americas’ revenues, compared to 48.0% for the same period in 2010. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our focus to re-price or replace certain sub-profitable target client programs.
EMEA’s revenues increased $5.2 million, excluding the positive foreign currency impact of $7.9 million, for the six months ended June 30, 2011 from the comparable period in 2010, due largely to new client programs and higher volumes within certain existing clients. This $5.2 million increase reflects a $0.6 million decrease in revenues due to the closure of certain sites in connection with the Fourth Quarter 2010 Exit Plan (See Note 4, Costs Associated with Exit or Disposal Activities, of “Notes to Condensed Consolidated Financial Statements”).
Direct Salaries and Related Costs
Direct salaries and related costs increased $51.7 million, or 14.3%, to $412.0 million for the six months ended June 30, 2011 from $360.3 million in the comparable period in 2010.
On a reporting segment basis, direct salaries and related costs from the Americas segment increased $30.0 million, excluding the negative foreign currency exchange impact of $11.8 million, for the six months ended June 30, 2011 from the comparable period in 2010. Direct salaries and related costs from the EMEA segment increased $3.8 million, excluding the negative foreign currency exchange impact of $6.1 million, for the six months ended June 30, 2011 from the comparable period in 2010.
In the Americas segment, as a percentage of revenues, direct salaries and related costs increased to 63.9% for the six months ended June 30, 2011 from 61.9% in same period in 2010. This increase of 2.0%, as a percentage of revenues, was primarily attributable to higher compensation costs of 2.2% (primarily related to lower volumes within certain existing clients without a commensurate reduction in labor costs) and higher other costs of 0.2%, partially offset by lower communication costs of 0.4%.
In the EMEA segment, as a percentage of revenues, direct salaries and related costs decreased to 76.6% for the six months ended June 30, 2011 from 76.8% in the same period of 2010. This decrease of 0.2%, as a percentage of revenues, was primarily attributable to lower severance costs of 0.7%, lower compensation costs of 0.3% (primarily related to near-shore migration to new facilities in Egypt, Romania and Germany) lower travel costs of 0.3% and lower billable supply costs of 0.3%, partially offset by higher communication costs of 0.5%, higher fulfillment costs of 0.3%, higher auto and parking costs of 0.2%, higher postage costs of 0.2% and higher other costs of 0.2%.
General and Administrative
General and administrative expenses decreased $9.7 million, or 5.1%, to $180.3 million for the six months ended June 30, 2011 from $190.0 million for the same period in 2010.

On a reporting segment basis, general and administrative expenses from the Americas segment increased $3.8 million, excluding the negative foreign currency exchange impact of $3.7 million, for the six months ended June 30, 2011 from the comparable period in 2010. General and administrative expenses from the EMEA segment decreased $0.5 million, excluding the negative foreign currency exchange impact of $2.0 million, for the six months ended June 30, 2011 from the comparable period in 2010. Corporate general and administrative expenses decreased $18.7 million for the six months ended June 30, 2011 from the comparable period in 2010. This decrease of $18.7 million was primarily attributable to lower merger and acquisition costs of $21.5 million, partially offset by higher charitable contributions of $1.1 million, higher compensation costs of $0.9 million, higher legal and professional fees of $0.5 million and higher software maintenance of $0.3 million.
In the Americas segment, as a percentage of revenues, general and administrative expenses decreased to 24.9% for the six months ended June 30, 2011 from 26.1% in the comparable period in 2010. This decrease of 1.2%, as a percentage of revenues, was primarily attributable to lower compensation costs of 0.3%, lower depreciation costs of 0.3%, lower insurance costs of 0.2%, lower other taxes of 0.2% and lower merger and acquisition costs of 0.2%.
In the EMEA segment, as a percentage of revenues, general and administrative expenses decreased to 25.7% for the six months ended June 30, 2011 from 27.3% in the comparable period in 2010. This decrease of 1.6%, as a percentage of revenues, was primarily attributable to lower compensation costs of 1.3% (primarily related to near-shore migration to new facilities in Egypt, Romania and Germany in 2010), lower facility-related costs of 0.3%, lower legal and professional fees of 0.2% and lower other costs of 0.2%, partially offset by higher exit and disposal costs of 0.4%.
Net (Gain) Loss on Disposal of Property and Equipment
Net (gain) loss on disposal of property and equipment was $(3.4) million for the six months ended June 30, 2011, compared to less than $0.1 million for the comparable 2010 period. The increase was primarily a result of the gain on the sale of land and a building located in Minot, North Dakota.
Impairment of Long-Lived Assets
During the six months ended June 30, 2011 in connection with the Third Quarter 2010 Exit Plan (See Note 4, Costs Associated with Exit or Disposal Activities, of “Notes to Condensed Consolidated Financial Statements”) within the Americas segment, we recorded an impairment charge of $0.7 million, resulting from a change in assumptions related to the redeployment of property and equipment (none in the comparable 2010 period). The impairment charge represented the amount by which the carrying value of the assets exceeded the estimated fair value of those assets which cannot be redeployed to other locations.
Interest Income
Interest income was $0.6 million for the six months ended June 30, 2011, compared to $0.5 million in the same period in 2010, an increase of $0.1 million reflecting higher average balances of interest bearing investments in cash and cash equivalents.
Interest (Expense)
Interest expense was $0.9 million for the six months ended June 30, 2011, compared to $3.9 million in the same period in 2010. The decrease of $3.0 million reflects interest and fees on higher average levels of borrowings related to the acquisition of ICT in the 2010 period.
Other Income (Expense)
Other income (expense), net, was $(1.8) million for the six months ended June 30, 2011, compared to $(5.0) million in the same period in 2010. The net decrease in other income (expense), net, of $3.2 million was primarily attributable to an increase of $5.1 million in realized and unrealized foreign currency transaction gains, net of losses, and an increase of $0.4 million in other miscellaneous income, net, partially offset by an increase of $2.3 million in forward currency contract losses (which were not designated as hedging instruments). Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in “Accumulated other comprehensive income” in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Income Taxes
Income tax expense of $3.3 million for the six months ended June 30, 2011 reflects the recognition of a net $3.2 million tax benefit primarily related to a favorable resolution of a tax audit, and was based upon pre-tax book income of $28.4 million. The income tax expense of $0.5 million for the six months ended June 30, 2010 includes tax benefits recognized on losses related to acquisition-related costs, and was based upon pre-tax book loss of $3.7 million. The effective tax rate for the six months ended June 30, 2011 was 11.5% compared to an effective tax rate of (13.5)% for the comparable 2010 period.
(Loss) from Discontinued Operations
During December 2010, we sold our Argentine operations. We accounted for this transaction in accordance with ASC 205-20 (“ASC 205-20”) “Discontinued Operations”, and, accordingly, we reclassified the results of operations for the three and six months ended June 30, 2010. The loss from discontinued operations, net of taxes, totaled $2.8 million for the six months ended June 30, 2010.
Net Income (Loss)
As a result of the foregoing, we reported income from continuing operations for the six months ended June 30, 2011 of $30.5 million, an increase of $25.8 million from the comparable period in 2010. This increase was principally attributable to a $65.0 million increase in revenues, a $9.7 million decrease in general and administrative costs and an increase in the net (gain) loss on disposal of property and equipment of $3.5 million, partially offset by a $51.7 million increase in direct salaries and related costs and a $0.7 million increase in impairment of long-lived assets. In addition to the $25.8 million increase in income from continuing operations, we experienced an increase of $0.1 million in interest income, a decrease in interest expense of $3.0 million, a $3.2 million decrease in other income (expense), net, and a decrease of $2.8 million of loss from discontinued operations, partially offset by an increase of $2.8 million in income taxes, resulting in net income of $25.1 million for the six months ended June 30, 2011, an increase of $32.1 million compared to the same period in 2010.
Client Concentration
Total consolidated revenues included $32.6 million, or 10.5%, and $67.1 million, or 10.8%, of consolidated revenues, for the three and six months ended June 30, 2011, respectively, from AT&T Corporation, a major provider of communication services for which we provide various customer support services over several distinct lines of AT&T business. This included $31.8 million and $65.4 million in revenue from the Americas for the three and six months ended June 30, 2011, respectively, and $0.8 million and $1.7 million in revenue from EMEA for the three and six months ended June 30, 2011, respectively.
The consolidated revenues for the comparable periods as it relates to this relationship were $37.8 million, or 13.1%, and $77.5 million, or 14.0%, of consolidated revenues, for the three and six months ended June 30, 2010, respectively. This included $36.1 million and $73.4 million in revenue from the Americas for the three and six months ended June 30, 2010, respectively, and $1.7 million and $4.1 million in revenue from EMEA for the three and six months ended June 30, 2010, respectively.
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
On August 5, 2002, the Board of Directors authorized the Company to purchase up to 3.0 million shares of our outstanding common stock. A total of 2.5 million shares have been repurchased under this program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. During the six months ended June 30, 2011, we repurchased 0.3 million common shares under the 2002 repurchase program at prices ranging between $18.24 and $18.53 per share for a total cost of $5.5 million. We may make additional discretionary stock repurchases under this program in 2011 depending upon economic and market conditions.
During the six months ended June 30, 2011, cash increased $34.0 million from operating activities, proceeds from sale of property and equipment of $3.9 million, proceeds from an insurance settlement of $0.5 million and $0.1 million increase in excess tax benefits from stock-based compensation. Further, we used $13.4 million for capital expenditures, $5.5 million on the repurchase of the Company’s stock and $1.2 million to repurchase stock for minimum tax withholding on equity awards resulting in a $22.0 million increase in available cash (including the favorable effects of international currency exchange rates on cash of $3.6 million).
Net cash flows provided by operating activities for the six months ended June 30, 2011 were $34.0 million, compared to $10.3 million for the comparable 2010 period. The $23.7 million increase in net cash flows from operating activities was due to a $32.1 increase in net income, partially offset by $7.6 million decrease in non-cash reconciling items such as depreciation and amortization, deferred income taxes, stock-based compensation, unrealized losses on financial instruments and a net decrease of $0.8 million in cash flows from assets and liabilities. The $0.8 million decrease in cash flows from assets and liabilities was principally a result of a $21.2 million increase in receivables, partially offset by a $7.9 million decrease in other assets, a $6.0 million increase in income taxes payable, a $1.4 million increase in deferred revenue and a $5.1 million increase in other liabilities. The decrease in cash flows from assets and liabilities primarily relates to the timing of cash receipts and payments over the comparable period in 2010.
During 2010, we sold our Argentine operations. Cash flows from discontinued operations were as follows (in thousands):

For the Six Months Ended June 30,
2010
Cash provided by operating activities of discontinued operations	$1,265
Cash provided by investing activities of discontinued operations	1,079
Cash provided by operating activities of discontinued operations represents the cash provided the Argentine operations for the six months ended June 30, 2010. Cash provided by investing activities of discontinued operations in the six months ended June 30, 2010 primarily represents the cash on the balance sheet of the Argentine operations at the time of the ICT acquisition. We do not expect the sale of our Argentine operations to negatively affect our future liquidity and capital resources.
Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $13.4 million for the six months ended June 30, 2011, compared to $13.5 million for the comparable period of 2010, a decrease of $0.1 million. In 2011, we anticipate capital expenditures in the range of $28.0 million to $32.0 million, primarily for maintenance and systems infrastructure.
On February 2, 2010, we entered into a Credit Agreement (the “Credit Agreement”) with a group of lenders and KeyBank, as Lead Arranger, Sole Book Runner and Administrative Agent. The Credit Agreement provides for a $75 million Term Loan and a $75 million revolving credit facility, which is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. We drew down the full $75 million Term Loan on February 2, 2010 in connection with the acquisition of ICT on such date. As of December 31, 2010, the entire $75 million Term Loan has been repaid and is no longer available for borrowings. See Note 2, Acquisition of ICT, and Note 11, Borrowings, of “Notes to Condensed Consolidated Financial Statements” for further information. At June 30, 2011, we were in compliance with all loan requirements of the Credit Agreement.
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
In 2010, we paid an underwriting fee of $3.0 million for the Credit Agreement, which is deferred and amortized over the term of the loan. In addition, we pay a quarterly commitment fee on the Credit Agreement. The related interest expense and amortization of deferred loan fees on the Credit Agreement of $0.3 million and $0.6 million are included in “Interest expense” in the accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2011, respectively. During the comparable 2010 periods, the related interest expense and amortization of deferred loan fees on the Credit Agreement were $1.0 million and $1.8 million, respectively. The $75 million Term Loan had a weighted average interest rate of 3.88% and 3.94% for the three and six months ended June 30, 2010, respectively.
The Credit Agreement is guaranteed by all of our existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all of our direct foreign subsidiaries and those of the guarantors.
In December 2009, Sykes (Bermuda) Holdings Limited, a Bermuda exempted company (“Sykes Bermuda”) which is an indirect wholly-owned subsidiary of SYKES, entered into a credit agreement with KeyBank (the “Bermuda Credit Agreement”). The Bermuda Credit Agreement provided for a $75 million short-term loan to Sykes Bermuda with a maturity date of March 31, 2010. Sykes Bermuda drew down the full $75 million in December 2009. Interest was charged on the outstanding amounts, at the option of Sykes Bermuda, at either a Eurodollar Rate (as defined in the Bermuda Credit Agreement) or a Base Rate (as defined in the Bermuda Credit Agreement) plus, in each case, an applicable margin specified in the Bermuda Credit Agreement. The underwriting fee paid of $0.8 million was deferred and amortized over the term of the loan. Sykes Bermuda repaid the entire outstanding amount plus accrued interest on March 31, 2010. The related interest expense and amortization of deferred loan fees of $1.4 million are included in “Interest expense” in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2010 (none in the three months ended June 30, 2010 or for the three and six months ended June 30, 2011).
At June 30, 2011, we had $211.9 million in cash and cash equivalents (excluding restricted cash of $0.5 million), of which approximately 72.0% or $152.6 million was held in international operations and may be subject to additional taxes if repatriated to the United States, including withholding tax applied by the country of origin and repatriation tax on the foreign-source income. During the six months ended June 30, 2011, we repatriated $25.0 million (the remaining balance of the $50.0 million 2010 determination of intent to distribute the majority of the accumulated and undistributed earnings of an ICT foreign subsidiary). We have no plans to repatriate any additional cash and cash equivalents held by our international operations to the United States. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions.
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
Off-Balance Sheet Arrangements and Other
At June 30, 2011, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations
The following table summarizes the material changes to our contractual cash obligations as of June 30, 2011 and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
		Less Than			After 5
	Total	1 Year	1 - 3 Years	3 - 5 Years	Years	Other
Purchase obligations and other (1)	$5,170	$1,245	$3,582	$343	$-	$-

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.
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
In accordance with ASC 605-25 (“ASC 605-25”) “Revenue Recognition — Multiple-Element Arrangements”, revenue from contracts with multiple-deliverables is allocated to separate units of accounting based on their relative fair value, if the deliverables in the contract(s) meet the criteria for such treatment. Certain fulfillment services contracts contain multiple-deliverables. Separation criteria included whether a delivered item has value to the customer on a stand-alone basis, whether there is objective and reliable evidence of the fair value of the undelivered items and, if the arrangement includes a general right of return related to a delivered item, whether delivery of the undelivered item is considered probable and in our control. Fair value is the price of a deliverable when it is regularly sold on a stand-alone basis, which generally consists of vendor-specific objective evidence of fair value. If there is no evidence of the fair value for a delivered product or service, revenue is allocated first to the fair value of the undelivered product or service and then the residual revenue is allocated to the delivered product or service. If there is no evidence of the fair value for an undelivered product or service, the contract(s) is accounted for as a single unit of accounting, resulting in delay of revenue recognition for the delivered product or service until the undelivered product or service portion of the contract is complete. We recognize revenues for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding client acceptance are resolved, and there are no client-negotiated refund or return rights affecting the revenue recognized for delivered elements. Once we determine the allocation of revenues between deliverable elements, there are no further changes in the revenue allocation. If the separation criteria are met, revenues from these services are recognized as the services are performed under a fully executed contractual agreement. If the separation criteria are not met because there is insufficient evidence to determine fair value of one of the deliverables, all of the services are accounted for as a single combined unit of accounting. For deliverables with insufficient evidence to determine fair value, revenue is recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate. As of June 30, 2011, our fulfillment contracts with multiple-deliverables met the separation criteria as outlined in ASC 605-25 and the revenue was accounted for accordingly. We have no other contracts that contain multiple-deliverables as of June 30, 2011.
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
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts, $4.2 million as of June 30, 2011 or 1.6% of trade account receivables, for estimated losses arising from the inability of our customers to make required payments. Our estimate is based on factors surrounding the credit risk of certain clients, historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that our estimate of the allowance for doubtful accounts will change if the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments.
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
At December 31, 2010, we determined that a total valuation allowance of $60.1 million was necessary to reduce U.S. deferred tax assets by $6.2 million and foreign deferred tax assets by $53.9 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $18.3 million at December 31, 2010 is dependent upon future profitability within each tax jurisdiction. As of June 30, 2011, based on our estimates of future taxable income and any applicable tax planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax assets will be realized.
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
We evaluate tax positions that have been taken or are expected to be taken in our tax returns, and record a liability for uncertain tax positions in accordance with ASC 740 (“ASC 740”) “Income Taxes". The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. We had $18.5 million and $21.0 million of unrecognized tax benefits as of June 30, 2011 and December 31, 2010, respectively.
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
Impairment of Goodwill, Intangibles and Other Long-Lived Assets
We review long-lived assets, which had a carrying value of $276.1 million as of June 30, 2011, including goodwill, intangibles and property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge, or loss, to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.
New Accounting Standards
In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-04 (“ASU 2011-04”) “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in ASU 2011-04 are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. We do not expect the adoption of this amendment to materially impact its financial condition, results of operations and cash flows.
In June 2011, the FASB issued ASU 2011-05 (“ASU 2011-05”) “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income”. The amendments in ASU 2011-05 require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in ASU 2011-05 are to be applied retrospectively and are effective during interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact of ASU 2011-05 on our financial statement presentation of comprehensive income.
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
We employ a foreign currency risk management program that periodically utilizes derivative instruments to protect against unanticipated fluctuations in earnings and cash flows caused by volatility in foreign currency exchange (“FX”) rates. Option and forward derivative contracts are used to hedge intercompany receivables and payables, and other transactions initiated in the United States, that are denominated in a foreign currency. Additionally, we may employ FX contracts to hedge net investments in foreign operations.
We serve a number of U.S.-based clients using customer contact management center capacity in the Philippines, Canada and Costa Rica, which are within our Americas segment. Although the contracts with these clients are priced in USDs, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine Pesos (“PHP”), Canadian Dollars (“CAD”) and Costa Rican Colones, which represent FX exposures.
In order to hedge a portion of our anticipated cash flow requirements denominated in PHP and CAD, we had outstanding forward contracts and options as of June 30, 2011 with counterparties through December 2011 with notional amounts totaling $98.4 million. As of June 30, 2011, we had net total derivative assets associated with these contracts of $2.8 million, which will settle within the next 12 months. The fair value of these derivative instruments as of June 30, 2011 is presented in Note 7, Financial Derivatives, of “Notes to Condensed Consolidated Financial Statements”. If the USD was to weaken against the PHP and CAD by 10% from current period-end levels, we would incur a loss of approximately $5.7 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We also entered into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of June 30, 2011, the fair value of these derivatives was a net payable of $0.6 million. The potential loss in fair value at June 30, 2011, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $4.0 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.
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
Interest Rate Risk
Our exposure to interest rate risk results from variable debt outstanding under the revolving credit facility under our Credit Agreement. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. During the three and six months ended June 30, 2011, we had no debt outstanding under the revolving credit facility.
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
Item 4. Controls and Procedures
As of June 30, 2011, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of June 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
We have previously disclosed three pending matters involving regulatory sanctions assessed against our Spanish subsidiary. All three matters relate to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. In connection with the appeal of one of these claims, we issued a bank guarantee, which is included as restricted cash of $0.4 million in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010. Based upon the opinion of legal counsel regarding the likely outcome of these three matters, we accrued a liability in the amount of $1.3 million in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 450 “Contingencies” because we believed that a loss was probable and the amount of the loss could be reasonably estimated. In the quarter ended December 31, 2010, the Spanish Supreme Court ruled in our favor in one of the three subject claims. Accordingly, we reversed the accrual in the amount of $0.5 million related to that particular claim. The accrued liability included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets was $0.8 million as of June 30, 2011 and December 31, 2010. One of the other two claims has been finally decided against the Company on procedural grounds, and the final claim remains on appeal to the Spanish Supreme Court.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Below is a summary of stock repurchases for the three months ended June 30, 2011 (in thousands, except average price per share). See Note 14, Earnings Per Share, of “Notes to Condensed Consolidated Financial Statements” for information regarding our stock repurchase program.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased	of Shares That May
	Number of	Price	as Part of Publicly	Yet Be Purchased
	Shares	Paid Per	Announced Plans	Under Plans or
Period	Purchased(1)	Share	or Programs	Programs

April 1, 2011 - April 30, 2011	-	-	-	498
May 1, 2011 - May 31, 2011	-	-	-	498
June 1, 2011 - June 30, 2011	-	-	-	498

Total	-		-	498

(1)	All shares purchased as part of a repurchase plan publicly announced on August 5, 2002. Total number of shares approved for repurchase under the plan was 3.0 million with no expiration date.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Removed and Reserved
Item 5. Other Information
None.

Item 6. Exhibits
The following documents are filed as an exhibit to this Report:
10.1	Fourth Amended and Restated Non-Employee Director Fee Plan.
15	Awareness letter.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED (Registrant)
Date: August 9, 2011	By:	/s/ W. Michael Kipphut
W. Michael Kipphut
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number
10.1	Fourth Amended and Restated Non-Employee Director Fee Plan.
15	Awareness letter.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011, formatted in XBRL (Extensible Business Reporting Language):

(i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.