Form 10-Q
period 2011-09-30
SYKES ENTERPRISES INC
filed 2011-11-08
CIK 1010612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

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
Yes ☐            No ☒
As of October 28, 2011, there were 44,578,393 outstanding shares of common stock.

Sykes Enterprises, Incorporate and Subsidiaries
Form 10-Q
INDEX

Page
No.
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets September 30, 2011 and December 31, 2010 (Unaudited)	3

Condensed Consolidated Statements of Operations Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	4

Condensed Consolidated Statements of Changes in Shareholders’ Equity Nine Months Ended September 30, 2010, Three Months Ended December 31, 2010 and Nine Months Ended September 30, 2011 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2011 and 2010 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Report of Independent Registered Public Accounting Firm	45

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

Item 3. Quantitative and Qualitative Disclosures About Market Risk	61

Item 4. Controls and Procedures	62

Part II. Other Information

Item 1. Legal Proceedings	64

Item 1A. Risk Factors	64

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 3. Defaults Upon Senior Securities	64

Item 4. Removed and Reserved	64

Item 5. Other Information	65

Item 6. Exhibits	65

Signature	66
EX-10.1
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$204,790	$189,829
Receivables, net	242,629	248,842
Prepaid expenses	14,498	10,704
Other current assets	24,999	22,913

Total current assets	486,916	472,288
Property and equipment, net	95,599	113,703
Goodwill	120,104	122,303
Intangibles, net	46,034	52,752
Deferred charges and other assets	32,239	33,554

	$780,892	$794,600

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$25,470	$30,635
Accrued employee compensation and benefits	76,331	65,267
Current deferred income tax liabilities	84	3,347
Income taxes payable	2,643	2,605
Deferred revenue	31,675	31,255
Other accrued expenses and current liabilities	22,086	25,621

Total current liabilities	158,289	158,730
Deferred grants	9,529	10,807
Long-term income tax liabilities	25,813	28,876
Other long-term liabilities	11,678	12,992

Total liabilities	205,309	211,405

Commitments and loss contingency (Note 16)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 44,580 and 47,066 shares issued, respectively	446	471
Additional paid-in capital	283,110	302,911
Retained earnings	288,650	265,676
Accumulated other comprehensive income	4,549	15,108
Treasury stock at cost: 90 shares and 81 shares, respectively	(1,172)	(971)

Total shareholders’ equity	575,583	583,195

	$780,892	$794,600

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Revenues	$302,544	$294,455	$922,614	$849,572

Operating expenses:
Direct salaries and related costs	197,482	190,813	609,471	551,156
General and administrative	83,520	86,821	263,817	276,861
Net (gain) loss on disposal of property and equipment	(7)	(21)	(3,450)	16
Impairment of goodwill and intangibles	—	362	—	362
Impairment of long-lived assets	38	3,103	764	3,103

Total operating expenses	281,033	281,078	870,602	831,498

Income from continuing operations	21,511	13,377	52,012	18,074

Other income (expense):
Interest income	366	312	968	812
Interest (expense)	(438)	(1,373)	(1,302)	(5,239)
Other (expense)	(356)	(527)	(2,189)	(5,546)

Total other income (expense)	(428)	(1,588)	(2,523)	(9,973)

Income from continuing operations before income taxes	21,083	11,789	49,489	8,101
Income taxes	2,969	(2,267)	6,225	(1,768)

Income from continuing operations, net of taxes	18,114	14,056	43,264	9,869
(Loss) from discontinued operations, net of taxes	—	(410)	—	(3,190)

Net income	$18,114	$13,646	$43,264	$6,679

Net income (loss) per common share:
Basic:
Continuing operations	$0.40	$0.30	$0.94	$0.22
Discontinued operations	—	(0.01)	—	(0.07)

Net income per common share	$0.40	$0.29	$0.94	$0.15

Diluted:
Continuing operations	$0.40	$0.30	$0.94	$0.21
Discontinued operations	—	(0.01)	—	(0.06)

Net income per common share	$0.40	$0.29	$0.94	$0.15

Weighted average common shares:
Basic	45,557	46,468	46,106	45,889
Diluted	45,653	46,559	46,202	45,989
See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Nine Months Ended September 30, 2010,
Three Months Ended December 31, 2010 and
Nine Months Ended September 30, 2011
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Shares		Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Amount	Capital	Earnings	Income (Loss)	Stock	Total

Balance at January 1, 2010	41,817	$418	$166,514	$280,399	$7,819	$(4,476)	$450,674
Issuance of common stock	2	—	34	—	—	—	34
Stock-based compensation expense	—	—	3,652	—	—	—	3,652
Excess tax benefit from stock-based compensation	—	—	360	—	—	—	360
Issuance of common stock and restricted stock under equity award plans	204	2	(1,107)	—	—	(177)	(1,282)
Repurchase of common stock	—	—	—	—	—	(5,212)	(5,212)
Retirement of treasury stock	(558)	(6)	(4,462)	(4,450)	—	8,918	—
Issuance of common stock for business acquisition	5,601	57	136,616	—	—	—	136,673
Comprehensive income	—	—	—	6,679	1,549	—	8,228

Balance at September 30, 2010	47,066	471	301,607	282,628	9,368	(947)	593,127

Issuance of common stock	—	—	3	—	—	—	3
Stock-based compensation expense	—	—	1,283	—	—	—	1,283
Excess tax (provision) from stock-based compensation	—	—	(6)	—	—	—	(6)
Issuance of common stock and restricted stock under equity award plans	—	—	24	—	—	(24)	—
Comprehensive income (loss)	—	—	—	(16,952)	5,740	—	(11,212)

Balance at December 31, 2010	47,066	471	302,911	265,676	15,108	(971)	583,195

Issuance of common stock	—	—	191	—	—	—	191
Stock-based compensation expense	—	—	3,411	—	—	—	3,411
Excess tax (provision) from stock-based compensation	—	—	(52)	—	—	—	(52)
Issuance of common stock and restricted stock under equity award plans	312	3	(992)	—	—	(201)	(1,190)
Repurchase of common stock	—	—	—	—	—	(42,677)	(42,677)
Retirement of treasury stock	(2,798)	(28)	(22,359)	(20,290)	—	42,677	—
Comprehensive income (loss)	—	—	—	43,264	(10,559)	—	32,705

Balance at September 30, 2011	44,580	$446	$283,110	$288,650	$4,549	$(1,172)	$575,583

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2011	2010
Cash flows from operating activities :
Net income	$43,264	$6,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	41,630	43,236
Impairment losses	764	4,004
Unrealized foreign currency transaction (gains) losses, net	1,743	(2,860)
Stock-based compensation expense	3,411	3,652
Excess tax (benefit) provision from stock-based compensation	52	(360)
Deferred income tax (benefit)	(3,830)	(8,644)
Net (gain) loss on disposal of property and equipment	(3,450)	16
Bad debt expense	322	58
Unrealized losses on financial instruments, net	273	377
Increase (decrease) in valuation allowance on deferred tax assets	(1,394)	1,588
Amortization of deferred loan fees	439	2,772
Net (gain) on insurance settlement	(481)	—
Other	759	426

Changes in assets and liabilities, net of acquisition:
Receivables	6,362	3,301
Prepaid expenses	(4,272)	(410)
Other current assets	(5,475)	(5,500)
Deferred charges and other assets	2,072	1,123
Accounts payable	(4,159)	(3,952)
Income taxes receivable / payable	(3,244)	(7,542)
Accrued employee compensation and benefits	11,615	2,019
Other accrued expenses and current liabilities	(5,211)	(1,247)
Deferred revenue	2,025	593
Other long-term liabilities	(3,316)	828

Net cash provided by operating activities	79,899	40,157

Cash flows from investing activities:
Capital expenditures	(21,788)	(21,501)
Cash paid for business acquisition, net of cash acquired	—	(77,174)
Proceeds from sale of property and equipment	3,949	23
Investment in restricted cash	(520)	(260)
Release of restricted cash	—	80,000
Proceeds from insurance settlement	1,654	—

Net cash (used for) investing activities	(16,705)	(18,912)

Sykes Enterprises, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(Continued)

	Nine Months Ended September 30,
(in thousands)	2011	2010
Cash flows from financing activities:
Payment of long-term debt	—	(75,000)
Proceeds from issuance of long-term debt	—	75,000
Proceeds from issuance of stock	191	34
Excess tax benefit (provision) from stock-based compensation	(52)	360
Cash paid for repurchase of common stock	(42,677)	(5,212)
Proceeds from grants	81	148
Payments on short-term debt	—	(85,000)
Shares repurchased for minimum tax withholding on equity awards	(1,190)	(1,282)
Cash paid for loan fees related to debt	—	(3,035)

Net cash (used for) financing activities	(43,647)	(93,987)

Effects of exchange rates on cash	(4,586)	(4,354)

Net increase (decrease) in cash and cash equivalents	14,961	(77,096)

Cash and cash equivalents — beginning	189,829	279,853

Cash and cash equivalents — ending	$204,790	$202,757

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$787	$2,431
Cash paid during period for income taxes	$18,233	$16,811

Non-cash transactions:
Property and equipment additions in accounts payable	$1,503	$1,331
Unrealized gain on postretirement obligation in accumulated other comprehensive income (loss)	$122	$202
Issuance of common stock for business acquisition	$—	$136,673
See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2011 and 2010
(Unaudited)
Note 1. Overview and Summary of Significant Accounting Policies
Business — Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES” or the “Company”) provides outsourced customer contact management solutions and services in the business process outsourcing arena to companies, primarily within the communications, financial services, technology/consumer, transportation and leisure, healthcare and other industries. SYKES provides flexible, high-quality outsourced customer contact management services (with an emphasis on inbound technical support and customer service), which includes customer assistance, healthcare and roadside assistance, technical support and product sales to its clients’ customers. Utilizing SYKES’ integrated onshore/offshore global delivery model, SYKES provides its services through multiple communication channels encompassing phone, e-mail, Internet, text messaging and chat. SYKES complements its outsourced customer contact management services with various enterprise support services in the United States that encompass services for a company’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, SYKES also provides fulfillment services including multilingual sales order processing via the Internet and phone, payment processing, inventory control, product delivery and product returns handling. The Company has operations in two reportable segments entitled (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, in which the client base is primarily companies in the United States that are using the Company’s services to support their customer management needs; and (2) EMEA, which includes Europe, the Middle East and Africa.
On February 2, 2010, the Company completed the acquisition of ICT Group Inc. (“ICT”), pursuant to the Agreement and Plan of Merger, dated October 5, 2009. The Company has reflected the operating results in the Condensed Consolidated Statements of Operations since February 2, 2010. See Note 2, Acquisition of ICT, for additional information on the acquisition of this business.
In December 2010, the Company sold its Argentine operations, pursuant to stock purchase agreements, dated December 16, 2010 and December 29, 2010. The Company reflected the operating results related to the Argentine operations as discontinued operations in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2010. Cash flows from discontinued operations are included in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2010. See Note 3, Discontinued Operations, for additional information on the sale of the Argentine operations.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2011. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”). Subsequent events or transactions have been evaluated through the date and time of issuance of the condensed consolidated financial statements. There were no material subsequent events that required recognition or disclosure in the Condensed Consolidated Financial Statements.
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
In accordance with ASC 605-25 (“ASC 605-25”), “Revenue Recognition — Multiple-Element Arrangements”, revenue from contracts with multiple-deliverables is allocated to separate units of accounting based on their relative fair value, if the deliverables in the contract(s) meet the criteria for such treatment. Certain fulfillment services contracts contain multiple-deliverables. Separation criteria includes whether a delivered item has value to the customer on a stand-alone basis, whether there is objective and reliable evidence of the fair value of the undelivered items and, if the arrangement includes a general right of return related to a delivered item, whether delivery of the undelivered item is considered probable and in the Company’s control. Fair value is the price of a deliverable when it is regularly sold on a stand-alone basis, which generally consists of vendor-specific objective evidence of fair value. If there is no evidence of the fair value for a delivered product or service, revenue is allocated first to the fair value of the undelivered product or service and then the residual revenue is allocated to the delivered product or service. If there is no evidence of the fair value for an undelivered product or service, the contract(s) is accounted for as a single unit of accounting, resulting in delay of revenue recognition for the delivered product or service until the undelivered product or service portion of the contract is complete. The Company recognizes revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding client acceptance are resolved, and there are no client-negotiated refund or return rights affecting the revenue recognized for delivered elements. Once the Company determines the allocation of revenues between deliverable elements, there are no further changes in the revenue allocation. If the separation criteria are met, revenues from these services are recognized as the services are performed under a fully executed contractual agreement. If the separation criteria are not met because there is insufficient evidence to determine fair value of one of the deliverables, all of the services are accounted for as a single combined unit of accounting. For deliverables with insufficient evidence to determine fair value, revenue is recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate. As of September 30, 2011, the Company’s fulfillment contracts with multiple-deliverables met the separation criteria as outlined in ASC 605-25 and the revenue was accounted for accordingly. The Company has no other contracts that contain multiple-deliverables as of September 30, 2011.
In October 2009, the Financial Accounting Standards Board (the “FASB”) amended the accounting standards for certain multiple-deliverable revenue arrangements. The Company adopted this guidance on a prospective basis for applicable transactions originated or materially modified since January 1, 2011, the adoption date. Since there were no such transactions executed or materially modified since adoption on January 1, 2011, there was no impact on the Company’s financial condition, results of operations and cash flows. The amended standard:
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
Goodwill — The Company accounts for goodwill and other intangible assets under ASC 350 (“ASC 350”) "Intangibles — Goodwill and Other.” The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time. Goodwill and other intangible assets with indefinite lives are not subject to amortization, but instead must be reviewed at least annually, and more frequently in the presence of certain circumstances, for impairment by applying a fair value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values, as appropriate, and an analysis of our market capitalization. Under ASC 350, the carrying value of assets is calculated at the reporting unit. If the fair value of the reporting unit is less than its carrying value, goodwill is considered impaired and an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. As of September 30, 2011, there were no indications of impairment, as outlined in ASC 350. The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time.

Intangible Assets — Intangible assets, primarily customer relationships, trade names, existing technologies and covenants not to compete, are amortized using the straight-line method over their estimated useful lives which approximate the pattern in which the economic benefits of the assets are consumed. The Company periodically evaluates the recoverability of intangible assets and takes into account events or changes in circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Fair value for intangible assets is based on discounted cash flows, market multiples and/or appraised values as appropriate. The Company does not have intangible assets with indefinite lives. As of September 30, 2011, there were no indications of impairment, as outlined by ASC 350.
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
Self-Insurance Programs — The Company self-insures for certain levels of workers’ compensation and, as of January 1, 2011, began self-funding the medical, prescription drug and dental benefit plans in the United States. Estimated costs of this self-insurance program are accrued at the projected settlements for known and anticipated claims. Amounts related to this self-insurance program are included in “Accrued employee compensation and benefits” and “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.
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
Stock-Based Compensation — The Company has three stock-based compensation plans: the 2011 Equity Incentive Plan (for employees and certain non-employees), the 2004 Non-Employee Director Fee Plan (for non-employee directors), approved by the shareholders, and the Deferred Compensation Plan (for certain eligible employees). All of these plans are discussed more fully in Note 18, Stock-Based Compensation. Stock-based awards under these plans may consist of common stock, common stock units, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Company issues common stock and treasury stock to satisfy stock option exercises or vesting of stock awards.
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
Money Market and Open-End Mutual Funds— The Company uses quoted market prices in active markets to determine the fair value of money market and open-end mutual funds, which are classified in Level 1 of the fair value hierarchy.

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
Investments Held in Rabbi Trusts — The investment assets of the rabbi trusts are valued using quoted market prices in active markets, which are classified in Level 1 of the fair value hierarchy. For additional information about the deferred compensation plan, refer to Note 8, Investments Held in Rabbi Trusts, and Note 18, Stock-Based Compensation.
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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. Hedges of a net investment in a foreign operation are linked to the specific foreign operation. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, the Company discontinues hedge accounting prospectively. At September 30, 2011 and December 31, 2010, all hedges were determined to be highly effective.
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
New Accounting Standards Not Yet Adopted
In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04 (“ASU 2011-04”) “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in ASU 2011-04 are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to materially impact its financial condition, results of operations and cash flows.
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
In September 2011, the FASB issued ASU 2011-08 (“ASU 2011-08”) “Intangibles — Goodwill and Other (Topic 350) Testing Goodwill for Impairment”. The amendments in ASU 2011-08 provide entities with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in ASU 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and may be early adopted. The Company does not expect the adoption of ASU 2011-08 to materially impact its financial condition, results of operations, cash flows and footnote disclosures.

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
The cash portion of the acquisition was funded through borrowings consisting of a $75 million short-term loan from KeyBank and a $75 million Term Loan, which were paid off in March 2010 and July 2010, respectively. See Note 12, Borrowings, for further information.

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

After the ICT acquisition in February, 2010, the Company paid off the $10.0 million outstanding balance plus accrued interest of the ICT short-term debt assumed upon acquisition. The related interest expense included in “Interest expense” in the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2010 was not material.
The Company’s Condensed Consolidated Statement of Operations for the three months ended September 30, 2010 includes ICT revenues from continuing operations of $99.0 million and the ICT net income from continuing operations of $3.2 million. The Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2010 includes ICT revenues from continuing operations of $259.2 million and the ICT net loss from continuing operations of $(11.4) million from the February 2, 2010 acquisition date through September 30, 2010.
The following table presents the unaudited pro forma combined revenues and net earnings as if ICT had been included in the consolidated results of the Company for the three and nine months ended September 30, 2010. The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on January 1, 2010 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Revenues	$294,455	$889,700
Income from continuing operations, net of taxes	$15,946	$33,588
Income from continuing operations per common share:
Basic	$0.34	$0.72
Diluted	$0.34	$0.72
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

The following table presents acquisition-related costs included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Severance costs:
Americas	$—	$183	$—	$1,333
Corporate	—	—	126	13,926

	—	183	126	15,259

Lease termination and other costs: (1)
Americas	—	2,558	249	2,558
EMEA	—	—	523	—

	—	2,558	772	2,558

Transaction and integration costs:
Corporate	—	351	13	9,027

	—	351	13	9,027

Depreciation and amortization: (2)
Americas	2,988	3,213	9,040	8,562
EMEA	—	9	—	24

	2,988	3,222	9,040	8,586

Total acquisition-related costs	$2,988	$6,314	$9,951	$35,430

(1)	Amounts related to the Third Quarter 2010 Exit Plan and the Fourth Quarter 2010 Exit Plan. See Note 4.

(2)	Depreciation resulted from the adjustment to fair values of the acquired property and equipment and amortization of the fair values of the acquired intangibles.
Note 3. Discontinued Operations
In December 2010, the Board of Directors (the “Board”) of SYKES, upon the recommendation of its Finance Committee, sold its Argentine operations, which were operated through two Argentine subsidiaries: Centro Interaccion Multimedia S.A. (“CIMSA”) and ICT Services of Argentina, S.A. (“ICT Argentina”), together the “Argentine operations.” CIMSA and ICT Argentina were offshore contact centers providing contact center services through a total of three centers in Argentina to clients in the United States and in the Republic of Argentina. The decision to exit Argentina was made due to surging costs, primarily chronic wage increases, which dramatically reduced the appeal of the Argentina footprint among the Company’s existing and new global clients and thus the overall future profitability of the Argentine operations. As these were stock transactions, the Company has no future obligation with regard to the Argentine operations and there are no material post closing obligations.
As a result of the sale of the Argentine operations, the operating results related to the Argentine operations have been reflected as discontinued operations in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2010. This business was historically reported by the Company as part of the Americas segment.

The results of the Argentine operations included in discontinued operations were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Revenues	$12,495	$31,772

(Loss) from discontinued operations before income taxes	$(410)	$(3,190)
Income taxes (1)	—	—

(Loss) from discontinued operations, net of taxes	$(410)	$(3,190)

(1)	There were no income taxes on the loss from discontinued operations as any tax benefit from the losses would be offset by a valuation allowance.
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
The major costs incurred as a result of these actions are impairments of long-lived assets (primarily leasehold improvements) and facility-related costs (primarily consisting of those costs associated with the real estate leases) estimated at $11.0 million as of September 30, 2011 ($10.0 million as of December 31, 2010), all of which are in the Americas segment. The increase of $1.0 million during the nine months ended September 30, 2011 is primarily due to the change in assumptions related to the redeployment of property and equipment and a change in estimate of lease termination costs (none in the three months ended September 30, 2011). The Company recorded $3.8 million of the costs associated with the Third Quarter 2010 Exit Plan as non-cash impairment charges, of which $0.7 million is included in “Impairment of long-lived assets” in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2011 (see Note 5, Fair Value, for further information). The remaining $7.2 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ends in February 2017. The Company has paid $2.8 million in cash through September 30, 2011 related to these facility-related costs.

The following tables summarize the accrued liability associated with the Third Quarter 2010 Exit Plan’s exit or disposal activities and related charges for the three months ended September 30, 2011 and 2010:

		Charges for the
		Three Months
	Beginning	Ended		Other Non-	Ending Accrual
	Accrual at July 1,	September 30,	Cash	Cash	at September 30,
	2011	2011(1)	Payments	Changes	2011	Short-term(2)	Long-term(3)
Lease obligations and facility exit costs	$5,049	$—	$(627)	$—	$4,422	$1,589	$2,833

		Charges for the
		Three Months
	Beginning	Ended		Other Non-	Ending Accrual
	Accrual at July 1,	September 30,	Cash	Cash	at September 30,
	2010	2010(1)	Payments	Changes	2010	Short-term(2)	Long-term(3)
Lease obligations and facility exit costs	$—	$2,444	$(504)	$—	$1,940	$929	$1,011

(1)	During 2010, the Company recorded charges related to the initiation of the Third Quarter 2010 Exit Plan (no charges in the 2011 period).

(2)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet.

(3)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet.
The following tables summarize the accrued liability associated with the Third Quarter 2010 Exit Plan’s exit or disposal activities and related charges for the nine months ended September 30, 2011 and 2010:

		Charges for the
		Nine Months
	Beginning	Ended		Other Non-	Ending Accrual
	Accrual at January 1,	September 30,	Cash	Cash	at September 30,
	2011	2011(1)	Payments	Changes(2)	2011
Lease obligations and facility exit costs	$6,141	$249	$(1,973)	$5	$4,422

		Charges for the
		Nine Months
	Beginning	Ended		Other Non-	Ending Accrual
	Accrual at January 1,	September 30,	Cash	Cash	at September 30,
	2010	2010(1)	Payments	Changes(2)	2010
Lease obligations and facility exit costs	$—	$2,444	$(504)	$—	$1,940

(1)	During 2011, the Company recorded additional lease termination costs, which are included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations. During 2010, the Company recorded charges related to the initiation of the Third Quarter 2010 Exit Plan.

(2)	Effect of foreign currency translation.
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
The major costs incurred as a result of these actions are facility-related costs (primarily consisting of those costs associated with the real estate leases), impairments of long-lived assets (primarily leasehold improvements and equipment) and severance-related costs totaling $2.6 million as of September 30, 2011 ($2.1 million as of December 31, 2010). This increase of $0.5 million included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations during the nine months ended September 30, 2011 is primarily due to the change in estimate of lease termination costs (none in the three months ended September 30, 2011). The Company recorded $0.2 million of the costs associated with the Fourth Quarter 2010 Exit Plan as non-cash impairment charges. Approximately $2.2 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ends in March 2014, and $0.2 million represents cash expenditures for severance related costs. The Company has paid $0.9 million in cash through September 30, 2011 of the facility-related and severance-related costs.
The following table summarizes the accrued liability associated with the Fourth Quarter 2010 Exit Plan’s exit or disposal activities and related charges for the three months ended September 30, 2011 (none in the three months ended September 30, 2010):

		Charges for the
		Three Months
	Beginning	Ended		Other Non-	Ending Accrual at
	Accrual at July 1,	September 30,	Cash	Cash	September 30,
	2011	2011	Payments	Changes(1)	2011	Short-term(2)	Long-term(3)
Lease obligations and facility exit costs	$1,652	$—	$(8)	$(93)	$1,551	$1,010	$541

(1)	Effect of foreign currency translation.

(2)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet.

(3)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet.
The following table summarizes the accrued liability associated with the Fourth Quarter 2010 Exit Plan’s exit or disposal activities and related charges for the nine months ended September 30, 2011 (none in the nine months ended September 30, 2010):

		Charges for the
		Nine Months
	Beginning	Ended		Other Non-	Ending Accrual at
	Accrual at January 1,	September 30,	Cash	Cash	September 30,
	2011	2011(1)	Payments	Changes(2)	2011
Lease obligations and facility exit costs	$1,711	$523	$(671)	$(12)	$1,551

(1)	During 2011, the Company recorded additional lease termination costs, which are included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

(2)	Effect of foreign currency translation.
ICT Restructuring Plan
As of February 2, 2010, the Company assumed the liabilities of ICT, including restructuring accruals in connection with ICT’s plans to reduce its overall cost structure and adapt to changing economic conditions by closing various customer contact management centers in Europe and Canada prior to the end of their existing lease terms (the “ICT Restructuring Plan”). These restructuring accruals, which related to ongoing lease and other contractual obligations, are expected to be paid by the end of December 2011. Since acquiring ICT in February 2010, the Company has paid $1.5 million in cash through September 30, 2011 related to the ICT Restructuring Plan.

The following tables summarize the accrued liability associated with the ICT Restructuring Plan’s exit or disposal activities for the three months ended September 30, 2011 and 2010:

		Charges for the
		Three Months
	Beginning	Ended		Other Non-	Ending Accrual at
	Accrual at July 1,	September 30,	Cash	Cash	September 30,
	2011	2011	Payments	Changes(1)	2011	Short-term(2)	Long-term(3)
Lease obligations and facility exit costs	$507	$—	$(28)	$(13)	$466	$466	$—

		Charges for the
		Three Months
	Beginning	Ended		Other Non-	Ending Accrual at
	Accrual at July 1,	September 30,	Cash	Cash	September 30,
	2010	2010	Payments	Changes(1)	2010	Short-term(2)	Long-term(3)
Lease obligations and facility exit costs	$2,197	$—	$(476)	$—	$1,721	$1,721	$—

(1)	Effect of foreign currency translation.

(2)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.
The following tables summarize the accrued liability associated with the ICT Restructuring Plan’s exit or disposal activities for the nine months ended September 30, 2011 and 2010:

		Charges for the
		Nine Months
	Beginning	Ended		Other Non-	Ending Accrual at
	Accrual at January 1,	September 30,	Cash	Cash	September 30,
	2011	2011(1)	Payments	Changes(2)	2011
Lease obligations and facility exit costs	$1,462	$(262)	$(721)	$(13)	$466

		Accrual
		Assumed Upon
		Acquisition of
	Beginning	ICT on		Other Non-	Ending Accrual at
	Accrual at January 1,	February 2,	Cash	Cash	September 30,
	2010	2010(1)	Payments	Changes(2)	2010
Lease obligations and facility exit costs	$—	$2,197	$(476)	$—	$1,721

(1)	During 2011, the Company reversed accruals related to the final settlement of termination costs, which reduced “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations. During 2010, upon acquisition of ICT on February 2, 2010, the Company assumed ICT’s restructuring accruals.

(2)	Effect of foreign currency translation.

Note 5. Fair Value
The Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 subject to the requirements of ASC 820 consist of the following (in thousands):

	Fair Value Measurements at September 30, 2011 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets For	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	September 30, 2011	Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents"(1)	$36,115	$36,115	$—	$—
Money market funds and open-end mutual funds in “Deferred charges and other assets"(1)	1,118	1,118	—	—
Foreign currency forward contracts(2)	3,090	—	3,090	—
Foreign currency option contracts (2)	236	—	236	—
Equity investments held in a rabbi trust for the Deferred Compensation Plan (3)	2,502	2,502	—	—
Debt investments held in a rabbi trust for the Deferred Compensation Plan(3)	1,249	1,249	—	—
Guaranteed investment certificates(4)	65	—	65	—

	$44,375	$40,984	$3,391	$—

Liabilities:
Foreign currency forward contracts(5)	$1,429	$—	$1,429	$—

	$1,429	$—	$1,429	$—

(1)	In the accompanying Condensed Consolidated Balance Sheet.

(2)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 7.

(3)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 8.

(4)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(5)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet. See Note 7.

The Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 subject to the requirements of ASC 820 consist of the following (in thousands):

	Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets For	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2010	Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents” (1)	$5,893	$5,893	$—	$—
Money market funds and open-end mutual funds in “Deferred charges and other assets” (1)	747	747	—	—
Foreign currency forward contracts (2)	1,283	—	1,283	—
Foreign currency option contracts (2)	4,951	—	4,951	—
Equity investments held in a rabbi trust for the Deferred Compensation Plan (3)	2,647	2,647	—	—
Debt investments held in a rabbi trust for the Deferred Compensation Plan (3)	789	789	—	—
U.S. Treasury Bills held in a rabbi trust for the former ICT chief executive officer (3)	118	118	—	—
Guaranteed investment certificates (4)	53	—	53	—

	$16,481	$10,194	$6,287	$—

Liabilities:
Foreign currency forward contracts (5)	$735	$—	$735	$—

	$735	$—	$735	$—

(1)	In the accompanying Condensed Consolidated Balance Sheet.

(2)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 7.

(3)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 8.

(4)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(5)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet. See Note 7.
Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs as described in Note 1, Business, Basis of Presentation and Summary of Significant Accounting Policies, like those associated with acquired businesses, including goodwill and other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets was determined to be impaired. The Company’s assets measured at fair value on a nonrecurring basis (no liabilities) as of September 30, 2011 subject to the requirements of ASC 820 consist of the following (in thousands):

		Three Months	Nine Months		Three Months	Nine Months
		Ended	Ended		Ended	Ended
		September 30,	September 30,		September 30,	September 30,
		2011	2011		2010	2010
	Balance at	Total	Total	Balance at	Total	Total
	September 30,	Impairment	Impairment	December 31,	Impairment	Impairment
	2011	(Losses)	(Losses)	2010	(Losses)	(Losses)
Assets:
Americas:
Property and equipment, net (1)	$82,435	$(38)	$(764)	$99,089	$(3,103)	$(3,103)

EMEA:
Goodwill (1)	—	—	—	—	(84)	(84)
Intangibles, net (1)	—	—	—	—	(278)	(278)

	—	—	—	—	(362)	(362)
Property and equipment, net (1)	13,164	—	—	14,614	—	—

	$95,599	$(38)	$(764)	$113,703	$(3,465)	$(3,465)

(1)	See Note 1 for additional information regarding the fair value measurement.
During the three and nine months ended September 30, 2011, in connection with its periodic review for impairment, the Company determined that the carrying value of certain long-lived assets, primarily leasehold improvements, in one of its underutilized customer contact management centers in the U.S. (a component of the Americas’ segment), were no longer recoverable and recorded an impairment charge of less than $0.1 million. The impairment charge represented the amount by which the carrying value exceeded the fair value of these assets which cannot be redeployed to other locations.
In addition, during the nine months ended September 30, 2011 in connection with the Third Quarter 2010 Exit Plan within the Americas segment, as discussed more fully in Note 4, Costs Associated with Exit or Disposal Activities, the Company recorded an impairment charge of $0.7 million, resulting from a change in assumptions related to the redeployment of property and equipment.
Based on actual and forecasted operating results and deterioration of the related customer base in the Company’s United Kingdom operations during the quarter ended September 30, 2010, the EMEA segment recorded an impairment loss of $0.1 million on goodwill and $0.3 million on intangibles (primarily customer relationships) during the three and nine months ended September 30, 2010.
During the three and nine months ended September 30, 2010, in connection with its periodic review for impairment, the Company determined that the carrying value of certain long-lived assets, primarily leasehold improvements, in one of its underutilized customer contact management centers in Argentina (a component of the Americas’ segment), were no longer recoverable and recorded an impairment charge of $0.5 million. The impairment charge represented the amount by which the carrying value exceeded the fair value of these assets which cannot be redeployed to other locations. The Argentine operations were sold in December 2010 (See Note 3, Discontinued Operations).
In addition, during the three and nine months ended September 30, 2010 in connection with a plan to close and consolidate facilities within the Americas’ segment as discussed more fully in Note 4, Costs Associated with Exit or Disposal Activities, the Company recorded an impairment charge of $3.1 million, comprised of a $2.9 million impairment of long-lived assets for leasehold improvements in certain of its underutilized customer contact management centers in the Philippines and a $0.2 million impairment of long-lived assets for leasehold improvements related to a plan to consolidate corporate leased space in the United States.
Note 6. Goodwill and Intangible Assets
The following table presents the Company’s purchased intangible assets as of September 30, 2011 (in thousands):

				Weighted Average
		Accumulated		Amortization
	Gross Intangibles	Amortization	Net Intangibles	Period (years)
Customer relationships	$57,534	$(12,137)	$45,397	8
Trade name	1,000	(556)	444	3
Non-compete agreements	560	(560)	—	1
Proprietary software	850	(657)	193	2

	$59,944	$(13,910)	$46,034	8

The following table presents the Company’s purchased intangible assets as of December 31, 2010 (in thousands):

				Weighted Average
		Accumulated		Amortization
	Gross Intangibles	Amortization	Net Intangibles	Period (years)
Customer relationships	$58,471	$(6,839)	$51,632	8
Trade name	1,000	(306)	694	3
Non-compete agreements	560	(513)	47	1
Proprietary software	850	(471)	379	2

	$60,881	$(8,129)	$52,752	8

The following table presents amortization expense, related to the purchased intangible assets resulting from acquisitions (other than goodwill), included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Amortization expense	$1,978	$2,147	$6,010	$5,723

The Company’s estimated future amortization expense for the five succeeding years is as follows (in thousands):

Years Ending December 31,	Amount
2011 (remaining three months)	$1,801
2012	7,622
2013	7,224
2014	7,162
2015	7,159
2016	7,159
2017 and thereafter	7,907
Changes in goodwill consist of the following (in thousands):

		Accumulated
		Impairment
	Gross Amount	Losses	Net Amount
Americas:
Balance at January 1, 2011	$122,932	$(629)	$122,303
Foreign currency translation	(2,199)	—	(2,199)

Balance at September 30, 2011	120,733	(629)	120,104

EMEA:
Balance at January 1, 2011	84	(84)	—
Foreign currency translation	—	—	—

Balance at September 30, 2011	84	(84)	—

	$120,817	$(713)	$120,104

Note 7. Financial Derivatives
Cash Flow Hedges — The Company had derivative assets and liabilities relating to outstanding forward contracts and options, designated as cash flow hedges, as defined under ASC 815, consisting of Philippine Peso, Canadian Dollar and Costa Rican Colones contracts. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.
The deferred gains (losses) and related taxes on the Company’s derivative instruments recorded in “Accumulated other comprehensive income (loss)” in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	September 30, 2011	December 31, 2010
Deferred gains (losses) in AOCI	$(2,699)	$2,674
Tax on deferred gains (losses) in AOCI	427	(528)

Deferred gains (losses), net of taxes in AOCI	$(2,272)	$2,146

Deferred gains (losses) expected to be reclassified to
“Revenues” from AOCI during the next twelve months	$(2,699)

Deferred gains (losses) and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the forward contracts.
Non-Designated Hedges — The Company also periodically enters into foreign currency hedge contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivative instruments is to protect our interests against adverse foreign currency moves pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries functional currencies. These contracts generally do not exceed 90 days in duration.
The Company had the following outstanding foreign currency forward contracts and options (in thousands):

	As of September 30, 2011		As of December 31, 2010
	Notional		Notional
	Amount in	Settle Through	Amount in	Settle Through
Contract Type	USD	Date	USD	Date
Cash flow hedges: (1)
Options:
Philippine Pesos	$111,500	September 2012	$81,100	December 2011

Forwards:
Philippine Pesos	$18,500	March 2012	$28,000	September 2011
Canadian Dollars	$1,800	December 2011	$7,200	December 2011
Costa Rican Colones	$24,000	June 2012	$—	—

Non-designated hedges: (2)
Forwards	$55,667	March 2012	$57,791	February 2011

(1)	Cash flow hedge as defined under ASC 815. Purpose is to protect against the risk that eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.

(2)	Foreign currency hedge contract not designated as a hedge as defined under ASC 815. Purpose is to reduce the effects on the Company’s operating results and cash flows from fluctuations caused by volatility in currency exchange rates, primarily related to intercompany loan payments and cash held in non-functional currencies.
See Note 1, Business, Basis of Presentation and Summary of Significant Accounting Policies, for additional information on the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.
As of September 30, 2011, the maximum amount of loss due to credit risk that, based on the gross fair value of the financial instruments, the Company would incur if parties to the financial instruments that make up the concentration failed to perform according to the terms of the contracts is $3.3 million.
Net Investment Hedge — During the nine months ended September 30, 2010, the Company entered into foreign exchange forward contracts to hedge its net investment in a foreign operation, as defined under ASC 815. The aggregate notional value of these hedges was $26.1 million as of September 30, 2010. The Company recorded deferred (losses) of $(3.1) million and $(2.1) million, net of taxes, for the three and nine months ended September 30, 2010, respectively, as a currency translation adjustment, a component of AOCI, offsetting foreign exchange losses attributable to the translation of the net investment. During the three and nine months ended September 30, 2010, net investment hedges settled at a loss of $1.4 million, net of taxes, included as a component of AOCI, offsetting the change in cumulative translation adjustment attributable to the hedged portion of the Company’s net investment in the foreign operation. The remaining balance of net investment hedges settled at a loss of $1.2 million, net of taxes, in October, 2010. The Company did not hedge net investments in foreign operations during the nine months ended September 30, 2011.

The following tables present the fair value of the Company’s derivative instruments as of September 30, 2011 and December 31, 2010 included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Derivative Assets
	September 30, 2011		December 31, 2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward contracts	Other current assets	$215	Other current assets	$1,009
Foreign currency options	Other current assets	236	Other current assets	4,951

		451		5,960
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	Other current assets	2,875	Other current assets	274

Total derivative assets		$3,326		$6,234

	Derivative Liabilities
	September 30, 2011		December 31, 2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward contracts	Other accrued expenses and current liabilities	$495	Other accrued expenses and current liabilities	$27
Foreign currency options	Other accrued expenses and current liabilities	830		—

		1,325		27

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	Other accrued expenses and current liabilities	104	Other accrued expenses and current liabilities	708

Total derivative liabilities		$1,429		$735

The following tables present the effect of the Company’s derivative instruments for the three months ended September 30, 2011 and 2010 in the accompanying Condensed Consolidated Financial Statements (in thousands):

				Gain (Loss)
	Gain (Loss)			Reclassified From		Gain (Loss)
	Recognized in AOCI		Statement of	Accumulated AOCI		Recognized in Income
	on Derivatives		Operations	Into Income		on Derivatives
	(Effective Portion)		Location	(Effective Portion)		(Ineffective Portion)
	September 30,			September 30,		September 30,
	2011	2010		2011	2010	2011	2010
Derivatives designated as cash flow hedging instruments under ASC 815:

Foreign currency forward contracts	$(511)	$1,606	Revenues	$929	$1,103	$—	$—

Foreign currency option contracts	(1,482)	2,771	Revenues	449	(22)	—	—

	(1,993)	4,377		1,378	1,081	—	—
Derivatives designated as a net investment hedge under ASC 815:

Foreign currency forward contracts	—	(4,697)		—	—	—	—

	$(1,993)	$(320)		$1,378	$1,081	$—	$—

		Gain (Loss) Recognized
	Statement of	in Income on Derivatives
	Operations	September 30,
	Location	2011	2010
Derivatives not designated as hedging instruments under ASC 815:

Foreign currency forward contracts	Other income and (expense)	$3,835	$(2,307)

		$3,835	$(2,307)

The following tables present the effect of the Company’s derivative instruments for the nine months ended September 30, 2011 and 2010 in the accompanying Condensed Consolidated Financial Statements (in thousands):

	Gain (Loss)			Gain (Loss)		Gain (Loss)
	Recognized in AOCI		Statement of	Reclassified From		Recognized in Income
	on Derivatives		Operations	Accumulated AOCI		on Derivatives
	(Effective Portion)		Location	Into Income		(Ineffective Portion)
	September 30,			September 30,		September 30,
	2011	2010		2011	2010	2011	2010

Derivatives designated as cash flow hedging instruments under ASC 815:

Foreign currency forward contracts	$(124)	$1,917	Revenues	$1,124	$3,102	$—	$—

Foreign currency option contracts	(2,809)	1,042	Revenues	1,306	(75)	—	—

	(2,933)	2,959		2,430	3,027	—	—

Derivatives designated as a net investment hedge under ASC 815:

Foreign currency forward contracts	—	(3,265)		—	—	—	—

	$(2,933)	$(306)		$2,430	$3,027	$—	$—

		Gain (Loss) Recognized
	Statement of	in Income on Derivatives
	Operations	September 30,
	Location	2011	2010
Derivatives not designated as hedging instruments under ASC 815:

Foreign currency forward contracts	Other income and (expense)	$103	$(3,737)

		$103	$(3,737)

Note 8. Investments Held in Rabbi Trusts
The Company’s investments held in rabbi trusts, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	As of September 30, 2011		As of December 31, 2010
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$3,776	$3,751	$3,058	$3,436
U.S. Treasury Bills (1)	—	—	118	118

	$3,776	$3,751	$3,176	$3,554

(1)	Matured in January 2011.
The mutual funds held in the rabbi trusts were 67% equity-based and 33% debt-based as of September 30, 2011. Investment income, included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross realized gains from sale of trading securities	$1	$2	$9	$12
Gross realized (losses) from sale of trading securities	(20)	—	(20)	(5)
Dividend and interest income	9	9	27	22
Net unrealized holding gains (losses)	(568)	259	(418)	119

Net investment income (losses)	$(578)	$270	$(402)	$148

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
On June 1, 2011, the Company sold the Minot assets for cash of $3.9 million (net of selling costs of $0.2 million) resulting in a net gain on sale of $3.7 million. The carrying value of these assets of $0.8 million was offset by the related deferred grants of $0.6 million. The net gain on the sale of $3.7 million is included in “Net gain on disposal of property and equipment” in the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2011.
Tornado Damage to the Ponca City, Oklahoma Customer Contact Management Center
In April 2011, the customer contact management center (the “facility”) located in Ponca City, Oklahoma experienced significant damage to its building and contents as a result of a tornado. The Company filed an insurance claim with its property insurance company to recover estimated losses of $1.5 million and expects to substantially settle the claim by December 31, 2011. During the nine months ended September 30, 2011, the insurance company paid $1.2 million to the Company for costs to clean up and repair the facility of $0.9 million and for reimbursement of a portion of the Company’s out-of-pocket costs of $0.3 million. The Company completed the repairs to the building during the three months ended September 30, 2011.

Typhoon Damage to the Marikina City, the Philippines Customer Contact Management Center
In September 2009, the building and contents of one of the Company’s customer contact management centers located in Marikina City, the Philippines (acquired as part of the ICT acquisition) was severely damaged by flooding from Typhoon Ondoy. Upon settlement with the insurer in November 2010, the Company recognized a net gain of $2.0 million. The damaged property and equipment had been written down by ICT prior to the ICT acquisition in February 2010. In August 2011, the Company received an additional $0.4 million from the insurer for rent payment made during the claim period. This net gain on insurance settlement is included in “General and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011. No additional funds are expected.
Note 10. Deferred Revenue
The components of deferred revenue consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Future service	$24,258	$23,919
Estimated potential penalties and holdbacks	7,417	7,336

	$31,675	$31,255

Note 11. Deferred Grants
The components of deferred grants consist of the following (in thousands):

	September 30, 2011	December 31,2010
Property grants	$8,443	$9,787
Employee grants	2,701	2,672

Total deferred grants	11,144	12,459
Less: Property grants — short-term (1)	—	—
Less: Employee grants — short-term (1)	1,615	1,652

Total long-term deferred grants (2)	$9,529	$10,807

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Included in “Deferred grants” in the accompanying Condensed Consolidated Balance Sheets.
Amortization of the Company’s deferred grants included as a reduction to “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Amortization of property grants	$235	$262	$723	$785
Amortization of employment grants	18	41	53	61

	$253	$303	$776	$846

Note 12. Borrowings
The Company had no outstanding borrowings as of September 30, 2011 and December 31, 2010.
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
In 2010, the Company paid an underwriting fee of $3.0 million for the Credit Agreement, which is deferred and amortized over the term of the loan. In addition, the Company pays a quarterly commitment fee on the Credit Agreement. The related interest expense and amortization of deferred loan fees on the Credit Agreement of $0.3 million and $0.9 million are included in “Interest expense” in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011, respectively. During the comparable 2010 periods, the related interest expense and amortization of deferred loan fees on the Credit Agreement were $1.1 million and $2.9 million, respectively. The $75 million Term Loan had a weighted average interest rate of 3.87% and 3.93% for the three and nine months ended September 30, 2010, respectively.
The Credit Agreement is guaranteed by all of the Company’s existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all the direct foreign subsidiaries of the Company and those of the guarantors.
In December, 2009, Sykes (Bermuda) Holdings Limited, a Bermuda exempted company (“Sykes Bermuda”) which is an indirect wholly-owned subsidiary of the Company, entered into a credit agreement with KeyBank (the “Bermuda Credit Agreement”). The Bermuda Credit Agreement provided for a $75 million short-term loan to Sykes Bermuda with a maturity date of March 31, 2010. Sykes Bermuda drew down the full $75 million on December 11, 2009. Interest was charged on outstanding amounts, at the option of Sykes Bermuda, at either a Eurodollar Rate (as defined in the Bermuda Credit Agreement) or a Base Rate (as defined in the Bermuda Credit Agreement) plus, in each case, an applicable margin specified in the Bermuda Credit Agreement. The underwriting fee paid of $0.8 million was deferred and amortized over the term of the loan. Sykes Bermuda repaid the entire outstanding amount plus accrued interest on March 31, 2010. The related interest expense and amortization of deferred loan fees of $1.4 million are included in “Interest expense” in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2010 (none in the three and nine months ended September 30, 2011 or the three months ended September 30, 2010).

Note 13. Accumulated Other Comprehensive Income (Loss)
The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220 (“ASC 220”) “Comprehensive Income”. ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

			Unrealized	Unrealized	Unrealized
	Foreign	Unrealized	Actuarial Gain	Gain (Loss) on	Gain (Loss) on
	Currency	(Loss) on Net	(Loss) Related	Cash Flow	Post
	Translation	Investment	to Pension	Hedging	Retirement
	Adjustment	Hedge	Liability	Instruments	Obligation	Total
Balance at January 1, 2010	$4,317	$—	$1,207	$2,019	$276	$7,819
Pre-tax amount	9,790	(3,955)	(31)	4,936	104	10,844
Tax benefit	—	1,390	—	321	—	1,711
Reclassification to net loss	(7)	—	(52)	(5,173)	(34)	(5,266)
Foreign currency translation	(108)	—	65	43	—	—

Balance at December 31, 2010	13,992	(2,565)	1,189	2,146	346	15,108
Pre-tax amount	(6,050)	—	88	(2,933)	140	(8,755)
Tax benefit	—	—	—	952	—	952
Reclassification to net income	(266)	—	(42)	(2,430)	(18)	(2,756)
Foreign currency translation	5	—	2	(7)	—	—

Balance at September 30, 2011	$7,681	$(2,565)	$1,237	$(2,272)	$468	$4,549

Except as discussed in Note 14, Income Taxes, earnings associated with the Company’s investments in its subsidiaries are considered to be permanently invested and no provision for income taxes on those earnings or translation adjustments has been provided.
Note 14. Income Taxes
The Company’s effective tax rate was 14.1% and (19.2)% for the three months ended September 30, 2011, and 2010, respectively. The quarter-over-quarter variance in the effective tax rate is primarily due to tax benefits recognized in the 2010 comparable period as a result of the ICT legal entity reorganization. The difference between the Company’s effective tax rate of 14.1% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the recognition of tax benefits resulting from income earned in certain tax holiday jurisdictions, losses in jurisdictions for which tax benefits either can or cannot be recognized, adjustments of valuation allowances, changes in unrecognized tax positions, foreign withholding taxes and permanent differences.
The Company’s effective tax rate was 12.6% and (21.8)% for the nine months ended September 30, 2011 and 2010, respectively. The year-over-year variance in the effective tax rate is primarily due to tax benefits recognized in the 2010 comparable period as a result of the ICT legal entity reorganization and tax benefits recognized on losses related to ICT acquisition-related costs incurred in 2010. The difference between the Company’s effective tax rate of 12.6% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the recognition of tax benefits resulting from income earned in certain tax holiday jurisdictions, losses in jurisdictions for which tax benefits either can or cannot be recognized, adjustments of valuation allowances, changes in unrecognized tax positions, foreign withholding taxes and permanent differences.
The liability for unrecognized tax benefits is recorded as “Long-term income tax liabilities” in the accompanying Condensed Consolidated Balance Sheets. The Company has accrued $16.7 million at September 30, 2011, and $21.0 million at December 31, 2010, excluding penalties and interest. The $4.3 million decrease relates primarily to a favorable resolution of a tax audit and foreign exchange rate fluctuations.
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
The Canadian tax authority is currently auditing tax years 2003 through 2006 and 2007 through 2009. The German tax authority is currently auditing tax periods 2005 through 2007. In the Philippines, the Company is being audited by the Philippine tax authorities for tax years 2007, 2008 and 2010. The Company’s Indian subsidiary is currently under examination in India for fiscal tax years 2004 through 2007. As of September 30, 2011, the Company believes it has adequately accrued for these audits.
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
The number of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic:
Weighted average common shares outstanding	45,557	46,468	46,106	45,889
Diluted:
Dilutive effect of stock options, stock appreciation rights, restricted stock, common stock units and shares held in a rabbi trust	96	91	96	100

Total weighted average diluted shares outstanding	45,653	46,559	46,202	45,989

Anti-dilutive shares excluded from the diluted earnings per share calculation (1)	849	779	705	328

(1)	Impact of outstanding options to purchase shares of common stock and stock appreciation rights were anti-dilutive and were excluded from the calculation of diluted earnings per share.
On August 5, 2002, the Company’s Board authorized the Company to purchase up to 3.0 million shares of its outstanding common stock (the “2002 Share Repurchase Program”). All available shares under the 2002 Share Repurchase Program have been repurchased. On August 18, 2011, the Company’s Board authorized the Company to purchase up to 5.0 million shares of its outstanding common stock (the “2011 Share Repurchase Program”). A total of 2.0 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. The 2011 Share Repurchase Program has no expiration date.

The shares repurchased during the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands, except per share amounts):

	Total Number			Total Cost of
	of Shares	Range of Prices Paid Per Share		Shares
	Repurchased	Low	High	Repurchased
Three Months Ended:
September 30, 2011	2,498	$12.46	$16.10	$37,165
September 30, 2010	—	—	—	$—
Nine Months Ended:
September 30, 2011	2,798	$12.46	$18.53	$42,677
September 30, 2010	300	$16.92	$17.60	$5,212
During the nine months ended September 30, 2011, the Company cancelled 2.8 million shares of its Treasury stock and recorded reductions of less than $0.1 million to “Common stock”, $22.4 million to “Additional paid-in capital”, $20.3 million to “Retained earnings” and $42.7 million to “Treasury stock”. During the nine months ended September 30, 2010, the Company cancelled 0.6 million shares of its Treasury stock and recorded reductions of $4.5 million to “Additional paid-in capital”, $4.4 million to “Retained earnings” and $8.9 million to “Treasury stock”.
Note 16. Commitments and Loss Contingency
Purchase Commitments
During the nine months ended September 30, 2011, the Company entered into several agreements with third-party vendors in the ordinary course of business whereby the Company committed to purchase goods and services used in its normal operations. These agreements, which are not cancelable, range from one to four year periods and contain fixed or minimum annual commitments. Certain of these agreements allow for renegotiation of the minimum annual commitments based on certain conditions.
The following is a schedule of future minimum purchase commitments under these agreements as of September 30, 2011 (in thousands):

Amount
2011 (remaining three months)	$3,434
2012	2,350
2013	1,459
2014	343
2015	—
2016	—
2017 and thereafter	—

Total minimum payments required	$7,586

Except for the contractual obligations mentioned above, there have not been any material changes to the Company’s outstanding contractual obligations from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Loss Contingency
The Company has previously disclosed three pending matters involving regulatory sanctions assessed against the Company’s Spanish subsidiary. All three matters relate to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. In connection with the appeal of one of these claims, the Company issued a bank guarantee, which is included as restricted cash of $0.4 million in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010. Based upon the opinion of legal counsel regarding the likely outcome of these three matters, the Company accrued a liability in the amount of $1.3 million under ASC 450 “Contingencies” because management believed that a loss was probable and the amount of the loss could be reasonably estimated. During the quarter ended December 31, 2010, the Spanish Supreme Court ruled in the Company’s favor in one of the three subject claims. Accordingly, the Company has reversed the accrual in the amount of $0.5 million related to that particular claim.

The accrued liability included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets was $0.8 million as of September 30, 2011 and December 31, 2010. One of the other two claims has been finally decided against the Company on procedural grounds, and the final claim remains on appeal to the Spanish Supreme Court.
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
Note 17. Defined Benefit Pension Plan and Postretirement Benefits
Defined Benefit Pension Plans
The following table provides information about the net periodic benefit cost for the pension plans for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$65	$18	$148	$53
Interest cost	26	17	76	50
Recognized actuarial (gains)	(14)	(13)	(42)	(38)

Net periodic benefit cost	$77	$22	$182	$65

Employee Retirement Savings Plans
The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matches 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company’s contributions for the three and nine months ended September 30, 2011 and 2010 included in the accompanying Condensed Consolidated Statement of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
401(k) plan contributions	$208	$239	$770	$607

In connection with the acquisition of ICT in February 2010, the Company assumed ICT’s profit sharing plan (Section 401(k)). Under this profit sharing plan, the Company matches 50% of employee contributions for all qualified employees, as defined, up to a maximum of 6% of the employee’s compensation; however, it may also make additional contributions to the plan based upon profit levels and other factors. No contributions were made during the three and nine months ended September 30, 2011 and 2010. Employees are fully vested in their contributions, while full vesting in the Company’s contributions occurs upon death, disability, retirement or completion of five years of service.
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

The post-retirement benefit obligation included in “Other long-term liabilities” as of September 30, 2011 and December 31, 2010 in the accompanying Condensed Consolidated Balance Sheets is as follows (in thousands):

	September 30,2011	December 31,2010
Post-retirement benefit obligation	$120	$186

The Company has an unrealized gain of $0.5 million and $0.3 million as of September 30, 2011 and December 31, 2010, respectively, due to changes in discount rates related to the post-retirement obligation, which was recorded in “Accumulated other comprehensive income” in the accompanying Condensed Consolidated Balance Sheets.
Note 18. Stock-Based Compensation
The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan.
The following table summarizes the stock-based compensation expense (primarily in the Americas), income tax benefits related to the stock-based compensation and excess tax benefits (provision) recorded by the Company for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-based compensation expense (1)	$798	$743	$3,411	$3,652
Income tax benefits (2)	$311	$290	$1,330	$1,424
Excess tax benefits (provision) from the exercise of stock options (3)	$(87)	$—	$(52)	$360

(1)	Included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.

(2)	Included in “Income taxes” in the accompanying Condensed Consolidated Statements of Operations.

(3)	Included in “Additional paid-in capital” in the accompanying Condensed Consolidated Statements of Changes in Shareholder’s Equity.
There were no capitalized stock-based compensation costs at September 30, 2011 and December 31, 2010.
2011 Equity Incentive Plan — The Board adopted the Sykes Enterprises, Incorporated 2011 Equity Incentive Plan (the “2011 Plan”) on March 23, 2011. The Board subsequently amended the 2011 Plan on May 11, 2011 to reduce the number of shares of common stock available under the 2011 Plan from 5.7 million shares to 4.0 million shares. The 2011 Plan was approved by the shareholders at the May 2011 Annual Meeting. The 2011 Plan replaced and superseded the Company’s 2001 Equity Incentive Plan (the “2001 Plan”), which expired on March 14, 2011. The outstanding awards granted under the 2001 Plan will remain in effect until their exercise, expiration, or termination. The 2011 Plan permits the grant of stock options, stock appreciation rights and other stock-based awards to certain employees of the Company, and certain non-employees who provide services to the Company, for up to 4.0 million shares of common stock in order to encourage them to remain in the employment of or to faithfully provide services to the Company and to increase their interest in the Company’s success.

Stock Options — The following table summarizes stock option activity as of September 30, 2011 and for the nine months then ended:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic Value
Stock Options	Shares (000s)	Price	Term (in years)	(000s)

Outstanding at January 1, 2011	43	$8.54
Granted	—	$—
Exercised	20	$9.55
Forfeited or expired	—	$—

Outstanding at September 30, 2011	23	$7.67	1.0	$170

Vested or expected to vest at September 30, 2011	23	$7.67	1.0	$170

Exercisable at September 30, 2011	23	$7.67	1.0	$170

No stock options were granted during the nine months ended September 30, 2011 and 2010. The following table summarizes information regarding the exercise of stock options for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010
Number of stock options exercised	20	2
Intrinsic value of stock options exercised	$71	$25
Cash received upon exercise of stock options	$191	$8
All options were fully vested as of December 31, 2006 and there is no unrecognized compensation cost as of September 30, 2011 related to the options (the effect of estimated forfeitures is not material).
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
The following table summarizes the assumptions used to estimate the fair value of SARs granted during the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Expected volatility	44.3%	45.2%
Weighted-average volatility	44.3%	45.2%
Expected dividends	—	—
Expected term (in years)	4.6	4.4
Risk-free rate	2.0%	2.4%

The following table summarizes SARs activity as of September 30, 2011 and for the nine months then ended:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic Value
Stock Appreciation Rights	Shares (000s)	Price	Term (in years)	(000s)

Outstanding at January 1, 2011	442	$—
Granted	215	$—
Exercised	—	$—
Forfeited or expired	—	$—

Outstanding at September 30, 2011	657	$—	7.8	$10

Vested or expected to vest at September 30, 2011	657	$—	7.8	$10

Exercisable at September 30, 2011	296	$—	6.6	$10

The following table summarizes the weighted average grant-date fair value of the SARs granted and the total intrinsic value of the SARs exercised during the nine months ended September 30, 2011 and 2010 (in thousands, except per SAR amounts):

	Nine Months Ended September 30,
	2011	2010
Weighted average grant-date fair value per SAR	$7.10	$10.21
Intrinsic value of SARs exercised	$—	$591
The following table summarizes the status of nonvested SARs as of September 30, 2011 and for the nine months then ended:

		Weighted
		Average Grant-
Nonvested Stock Appreciation Rights	Shares (000s)	Date Fair Value

Nonvested at January 1, 2011	293	$8.63
Granted	215	$7.10
Vested	(146)	$8.18
Forfeited or expired	—	$—

Nonvested at September 30, 2011	362	$7.90

As of September 30, 2011, there was $2.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested SARs. This cost is expected to be recognized over a weighted average period of 1.9 years. SARs that vested during the nine months ended September 30, 2010 had a fair value of $0.6 million as of the vesting date (none during the nine months ended September 30, 2011).
Restricted Shares — The following table summarizes the status of nonvested Restricted Shares/RSUs as of September 30, 2011 and for the nine months then ended:

		Weighted
		Average Grant-
Nonvested Restricted Shares / RSUs	Shares (000s)	Date Fair Value

Nonvested at January 1, 2011	587	$20.30
Granted	295	$18.67
Vested	(187)	$18.01
Forfeited or expired	—	$—

Nonvested at September 30, 2011	695	$20.22

The following table summarizes the weighted average grant-date fair value of the Restricted Shares/RSUs granted and the total fair value of the Restricted Shares/RSUs that vested during the nine months ended September 30, 2011 and 2010 (in thousands, except per Restricted Share/RSU amounts):

	Nine Months Ended September 30,
	2011	2010
Weighted average grant-date fair value per Restricted Share/RSU	$18.67	$23.88
Fair value of Restricted Stock/RSUs vested	$3,920	$4,223
As of September 30, 2011, based on the probability of achieving the performance goals, there was $11.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested Restricted Shares/RSUs. This cost is expected to be recognized over a weighted average period of 1.7 years.
Other Awards — The following table summarizes the status of common stock units (“CSUs”) as of September 30, 2011 and for the nine months then ended:

		Weighted
		Average Grant-
Nonvested Common Stock Units	Shares (000s)	Date Fair Value

Nonvested at January 1, 2011	66	$20.33
Granted	44	$18.67
Vested	(26)	$18.11
Forfeited or expired	—	$—

Nonvested at September 30, 2011	84	$20.15

A CSU is a bookkeeping entry on the Company’s books that records the equivalent of one share of common stock. Until a CSU vests, the participant has none of the rights of a shareholder with respect to the CSU or the common stock underlying the CSU. CSUs are not transferable.
The following table summarizes the weighted average grant-date fair value of the CSUs granted and the total fair value of the CSUs that vested during the nine months ended September 30, 2011 and 2010 (in thousands, except per CSU amounts):

	Nine Months Ended September 30,
	2011	2010
Weighted average grant-date fair value per CSU	$18.67	$23.88
Fair value of CSUs vested	$472	$552
As of September 30, 2011, there was $1.4 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs. This cost is expected to be recognized over a weighted average period of 1.9 years.
2004 Non-Employee Director Fee Plan — The Company’s 2004 Non-Employee Director Fee Plan (the “2004 Fee Plan”) provides that all new non-employee directors joining the Board will receive an initial grant of shares of common stock on the date the new director is elected or appointed, the number of which will be determined by dividing $60,000 by the closing price of the Company’s common stock on the trading day immediately preceding the date a new director is elected or appointed, rounded to the nearest whole number of shares. The initial grant of shares vests in twelve equal quarterly installments, one-twelfth on the date of grant and an additional one-twelfth on each successive third monthly anniversary of the date of grant. The award lapses with respect to all unvested shares in the event the non-employee director ceases to be a director of the Company, and any unvested shares are forfeited.
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
The following table summarizes the status of the nonvested CSUs and share awards under the 2004 Fee Plan as of September 30, 2011 and for the nine months then ended:

		Weighted
		Average Grant-
Nonvested Common Stock Units and Share Awards	Shares (000s)	Date Fair Value

Nonvested at January 1, 2011	18	$18.67
Granted	21	$21.83
Vested	(17)	$19.47
Forfeited or expired	—	$—

Nonvested at September 30, 2011	22	$21.08

The following table summarizes the weighted average grant-date fair value of the CSUs and share awards granted and the total fair value of the CSUs and share awards that vested during the nine months ended September 30, 2011 and 2010 (in thousands, except per CSU/share award amounts):

	Nine Months Ended September 30,
	2011	2010
Weighted average grant-date fair value per CSU/share award	$21.83	$19.11
Fair value of CSUs/share awards vested	$320	$345
As of September 30, 2011, there was $0.4 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted since March 2008 under the Plan. This cost is expected to be recognized over a weighted average period of 1.2 years.

Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds (see Note 8, Investments Held in Rabbi Trusts) and shares of the Company’s common stock. As of September 30, 2011 and December 31, 2010, liabilities of $3.8 million and $3.4 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.
Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $1.2 million and $1.0 million at September 30, 2011 and December 31, 2010, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.
The following table summarizes the status of the nonvested common stock issued under the Deferred Compensation Plan as of September 30, 2011 and for the nine months then ended:

		Weighted
		Average Grant-
Nonvested Common Stock	Shares (000s)	Date Fair Value

Nonvested at January 1, 2011	8	$18.00
Granted	10	$19.19
Vested	(9)	$18.57
Forfeited or expired	—	$—

Nonvested at September 30, 2011	9	$18.37

The following table summarizes the weighted average grant-date fair value of the common stock awarded, the total fair value of the common stock that vested and the cash used to settle the Company’s obligation under the Deferred Compensation Plan during the nine months ended September 30, 2011 and 2010 (in thousands, except per common stock amounts):

	Nine Months Ended September 30,
	2011	2010
Weighted average grant-date fair value per common stock	$19.19	$18.74
Fair value of common stock vested	$141	$108
Cash used to settle the obligation	$—	$32
As of September 30, 2011, there was $0.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 3.9 years.
Note 19. Segments and Geographic Information
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

Information about the Company’s reportable segments for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Three Months Ended September 30, 2011:
Revenues (2)	$241,481	$61,063		$302,544
Percentage of revenues	79.8%	20.2%		100.0%

Depreciation and amortization (2)	$11,954	$1,410		$13,364

Income (loss) from continuing operations	$30,950	$1,322	$(10,761)	$21,511
Other (expense), net			(428)	(428)
Income taxes			(2,969)	(2,969)

Income from continuing operations, net of taxes				18,114
(Loss) from discontinued operations, net of taxes	$—	$—		—

Net income				$18,114

Total assets as of September 30, 2011	$1,150,752	$1,174,224	$(1,544,084)	$780,892

Three Months Ended September 30, 2010:

Revenues (2)	$241,353	$53,102		$294,455
Percentage of revenues	82.0%	18.0%		100.0%

Depreciation and amortization (2)	$13,180	$1,323		$14,503

Income (loss) from continuing operations	$25,321	$(2,547)	$(9,397)	$13,377
Other (expense), net			(1,588)	(1,588)
Income taxes			2,267	2,267

Income from continuing operations, net of taxes				14,056
(Loss) from discontinued operations, net of taxes	$(410)	$—		(410)

Net income				$13,646

Total assets as of September 30, 2010	$1,399,185	$1,103,969	$(1,671,707)	$831,447

	Americas	EMEA	Other(1)	Consolidated
Nine Months Ended September 30, 2011:
Revenues (2)	$735,558	$187,056		$922,614
Percentage of revenues	79.7%	20.3%		100.0%

Depreciation and amortization (2)	$37,317	$4,313		$41,630

Income (loss) from continuing operations	$89,353	$(1,547)	$(35,794)	$52,012
Other (expense), net			(2,523)	(2,523)
Income taxes			(6,225)	(6,225)

Income from continuing operations, net of taxes				43,264
(Loss) from discontinued operations, net of taxes	$—	$—		—

Net income				$43,264

Nine Months Ended September 30, 2010:
Revenues (2)	$683,571	$166,001		$849,572
Percentage of revenues	80.5%	19.5%		100.0%

Depreciation and amortization (2)	$37,108	$3,959		$41,067

Income (loss) from continuing operations	$78,378	$(7,161)	$(53,143)	$18,074
Other (expense), net			(9,973)	(9,973)
Income taxes			1,768	1,768

(Loss) from continuing operations, net of taxes				9,869
(Loss) from discontinued operations, net of taxes	$(3,190)	$—		(3,190)

Net (loss)				$6,679

(1)
Other items (including corporate costs, provision for regulatory penalties, impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three and nine months ended September 30, 2011 and 2010. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2010. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

(2)	Revenues and depreciation and amortization include results from continuing operations only.
Note 20. Related Party Transactions
The Company paid John H. Sykes, the founder, former Chairman and Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company, $0.1 million for the use of his private jet during the nine months ended September 30, 2010, which is based on two times fuel costs and other actual costs incurred for each trip (less than $0.1 million in the three months ended September 30, 2010 and none in the comparable 2011 periods).
The Company also paid John H. Sykes $0.1 million, which represents the cost for the purchase of his share of the refundable deposit on a sports stadium suite, during the nine months ended September 30, 2010 (none in the three months ended September 30, 2010 or the comparable 2011 periods).
In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes. The lease payments on the 20 year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.1 million and $0.3 million to the landlord during the three and nine months ended September 30, 2011, respectively, and the same amounts during the three and nine months ended September 30, 2010, respectively, under the terms of the lease.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sykes Enterprises, Incorporated
400 North Ashley Drive
Tampa, Florida
We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of September 30, 2011, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2011 and 2010, of changes in shareholders’ equity for the nine-month periods ended September 30, 2011 and 2010 and three-month period ended December 31, 2010, and of cash flows for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.
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
November 8, 2011

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
Overview
We provide an array of sophisticated customer contact management solutions to a wide range of clients including Fortune 1000 companies, medium-sized businesses, and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure, healthcare and other industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, India and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which include customer assistance, healthcare and roadside assistance, technical support and product sales to our client’s customers. These services, which represented 98% of consolidated revenues during the three and nine months ended September 30, 2011, are delivered through multiple communication channels encompassing phone, e-mail, Internet, text messaging and chat. We also provide various enterprise support services in the United States (“U.S.”) that include services for our client’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including multilingual sales order processing via the Internet and phone, payment processing, inventory control, product delivery, and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers throughout the United States, Canada, Europe, Latin America, Asia, India and Africa.
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

The total aggregate purchase price of the transaction of $277.8 million was comprised of $141.1 million in cash and 5.6 million shares of SYKES common stock valued at $136.7 million. The transaction was funded through borrowings consisting of a $75 million short-term loan from KeyBank National Association (“KeyBank”) in December, 2009, due and paid on March 31, 2010, and a $75 million term loan from a syndicate of banks due in varying installments through February 1, 2013 (the “Term Loan”). The outstanding balance due under the $75 million Term Loan was repaid during the quarter ended September 30, 2010, and the Term Loan is no longer available for borrowings. See “Liquidity & Capital Resources” later in this Item 2 and Note 12, Borrowings, of “Notes to Condensed Consolidated Financial Statements” for further information.
The results of operations of ICT have been reflected in our Condensed Consolidated Statement of Operations since February 2, 2010.
Discontinued Operations
In December 2010, we sold our Argentine operations, pursuant to stock purchase agreements, dated December 16, 2010 and December 29, 2010. We reflected the operating results related to the Argentine operations as discontinued operations in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010. This business was historically reported as part of the Americas segment. See Note 3, Discontinued Operations, of “Notes to Condensed Consolidated Financial Statements” for additional information on the sale of the Argentine operations.
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

Results of Operations
The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$302,544	$294,455	$922,614	$849,572
Percentage of revenues	100.0%	100.0%	100.0%	100.0%
Direct salaries and related costs	$197,482	$190,813	$609,471	$551,156
Percentage of revenues	65.3%	64.8%	66.1%	64.9%
General and administrative	$83,520	$86,821	$263,817	$276,861
Percentage of revenues	27.6%	29.5%	28.6%	32.6%
Net (gain) loss on disposal of property and equipment	$(7)	$(21)	$(3,450)	$16
Percentage of revenues	0.0%	0.0%	(0.4)%	0.0%
Impairment of goodwill and intangibles	$—	$362	$—	$362
Percentage of revenues	0.0%	0.1%	0.0%	0.0%
Impairment of long-lived assets	$38	$3,103	$764	$3,103
Percentage of revenues	0.0%	1.1%	0.1%	0.4%
Income from continuing operations	$21,511	$13,377	$52,012	$18,074
Percentage of revenues	7.1%	4.5%	5.6%	2.1%
The following table summarizes our revenues for the periods indicated, by reporting segment (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Americas	$241,481	79.8%	$241,353	82.0%	$735,558	79.7%	$683,571	80.5%
EMEA	61,063	20.2%	53,102	18.0%	187,056	20.3%	166,001	19.5%

Consolidated	$302,544	100.0%	$294,455	100.0%	$922,614	100.0%	$849,572	100.0%

The following table summarizes the amounts and percentage of revenues for direct salaries and related costs, general and administrative costs and impairment of long-lived assets for the periods indicated, by reporting segment (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Direct salaries and related costs:
Americas	$152,827	63.3%	$150,194	62.2%	$468,331	63.7%	$423,878	62.0%
EMEA	44,655	73.1%	40,619	76.5%	141,140	75.5%	127,278	76.7%

Consolidated	$197,482	65.3%	$190,813	64.8%	$609,471	66.1%	$551,156	64.9%

General and administrative:
Americas	$57,674	23.9%	$62,756	26.0%	$180,549	24.5%	$178,203	26.1%
EMEA	15,085	24.7%	14,668	27.6%	47,474	25.4%	45,515	27.4%
Corporate	10,761	—	9,397	—	35,794	—	53,143	—

Consolidated	$83,520	27.6%	$86,821	29.5%	$263,817	28.6%	$276,861	32.6%

Net (gain) loss on disposal of property and equipment:
Americas	$(8)	0.0%	$(21)	0.0%	$(3,439)	(0.5)%	$9	0.0%
EMEA	1	0.0%	—	0.0%	(11)	0.0%	7	0.0%

Consolidated	$(7)	0.0%	$(21)	0.0%	$(3,450)	(0.4)%	$16	0.0%

Impairment of goodwill and intangibles:
Americas	$—	0.0%	$—	0.0%	$—	0.0%	$—	0.0%
EMEA	—	0.0%	362	0.7%	—	0.0%	362	0.2%

Consolidated	$—	0.0%	$362	0.1%	$—	0.0%	$362	0.0%

Impairment of long-lived assets:
Americas	$38	0.0%	$3,103	1.3%	$764	0.1%	$3,103	0.5%
EMEA	—	0.0%	—	0.0%	—	0.0%	—	0.0%

Consolidated	$38	0.0%	$3,103	1.1%	$764	0.1%	$3,103	0.4%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Revenues
For the three months ended September 30, 2011, we recognized consolidated revenues of $302.5 million, an increase of $8.0 million or 2.7%, from $294.5 million of consolidated revenues for the comparable period in 2010.
On a geographic segment basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 79.8%, or $241.5 million, for the three months ended September 30, 2011 compared to 82.0%, or $241.4 million, for the comparable period in 2010. Revenues from the EMEA region, including Europe, the Middle East and Africa represented 20.2%, or $61.0 million, for the three months ended September 30, 2011 compared to 18.0%, or $53.1 million, for the comparable period in 2010.
America’s revenues increased $0.1 million, including the positive foreign currency impact of $5.2 million, for the three months ended September 30, 2011 from the comparable period in 2010, principally due to new client programs and higher volumes within new and certain existing clients. Revenues from our offshore operations represented 48.9% of Americas’ revenues, compared to 47.7% for the same period in 2010. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our focus to re-price or replace certain sub-profitable target client programs.
EMEA’s revenues increased $8.0 million, including the positive foreign currency impact of $4.5 million, for the three months ended September 30, 2011 from the comparable period in 2010, principally due to new client programs, higher volumes within new and certain existing clients and the recognition of previously deferred revenue.

Direct Salaries and Related Costs
Direct salaries and related costs increased $6.7 million, or 3.5%, to $197.5 million for the three months ended September 30, 2011 from $190.8 million in the comparable period in 2010.
On a reporting segment basis, direct salaries and related costs from the Americas segment increased $2.6 million, including the negative foreign currency impact of $5.3 million, for the three months ended September 30, 2011 from the comparable period in 2010. Direct salaries and related costs from the EMEA segment increased $4.1 million, including the negative foreign currency impact of $3.4 million, for the three months ended September 30, 2011 from the comparable period in 2010.
In the Americas segment, as a percentage of revenues, direct salaries and related costs increased to 63.3% for the three months ended September 30, 2011 from 62.2% in same period in 2010. This increase of 1.1%, as a percentage of revenues, was primarily attributable to higher compensation costs of 1.0% (primarily related to lower volumes within certain existing clients without a commensurate reduction in labor costs) and higher other costs of 0.1%.
In the EMEA segment, as a percentage of revenues, direct salaries and related costs decreased to 73.1% for the three months ended September 30, 2011 from 76.5% in the same period of 2010. This decrease of 3.4%, as a percentage of revenues, was primarily attributable to lower severance costs of 3.9% due to the closure of certain sites in connection with the Fourth Quarter 2010 Exit Plan (See Note 4, Costs Associated with Exit or Disposal Activities, of “Notes to Condensed Consolidated Financial Statements”), lower travel costs of 0.5% and lower billable supply costs of 0.5%, partially offset by higher fulfillment material costs of 0.7%, higher compensation costs of 0.2% and higher other costs of 0.6%.
General and Administrative
General and administrative expenses decreased $3.3 million, or 3.8%, to $83.5 million for the three months ended September 30, 2011 from $86.8 million in the comparable period in 2010.
On a reporting segment basis, general and administrative expenses from the Americas segment decreased $5.1 million, including the negative foreign currency impact of $1.6 million, for the three months ended September 30, 2011 from the comparable period in 2010. General and administrative expenses from the EMEA segment increased $0.4 million, including the negative foreign currency impact of $1.1 million, for the three months ended September 30, 2011 from the comparable period in 2010. Corporate general and administrative expenses increased $1.4 million for the three months ended September 30, 2011 from the comparable period in 2010. This increase of $1.4 million was primarily attributable to higher compensation costs of $0.7 million, higher legal and professional fees of $0.4 million, higher software maintenance of $0.2 million and higher other costs of $0.5 million, partially offset by lower merger and acquisition costs of $0.4 million.
In the Americas segment, as a percentage of revenues, general and administrative expenses decreased to 23.9% for the three months ended September 30, 2011 from 26.0% in the comparable period in 2010. This decrease of 2.1%, as a percentage of revenues, was primarily attributable to lower merger and acquisition costs of 1.1% due to decreased activity in 2011, lower depreciation of 0.5%, lower insurance costs of 0.3% resulting from favorable negotiations of policy renewals and lower equipment and maintenance costs of 0.2%.
In the EMEA segment, as a percentage of revenues, general and administrative expenses decreased to 24.7% for the three months ended September 30, 2011 from 27.6% in the comparable period in 2010. This decrease of 2.9%, as a percentage of revenues, was primarily attributable to lower facility-related costs of 1.0% due to the closure of certain sites in connection with the Fourth Quarter 2010 Exit Plan (See Note 4, Costs Associated with Exit or Disposal Activities, of “Notes to Condensed Consolidated Financial Statements”), lower compensation costs of 0.7% (primarily related to near-shore migration to new facilities in Egypt, Romania and Germany in 2010), lower travel costs of 0.5%, lower legal and professional fees of 0.4% and lower other costs of 0.3%.

Impairment of Goodwill and Intangibles
We make certain estimates and assumptions, including, among other things, an assessment of market conditions and projections of cash flows, investment rates and cost of capital and growth rates when estimating the value of our intangibles. Based on actual and forecasted operating results and deterioration of the related customer base in our ICT-acquired United Kingdom operations during the quarter ended September 30, 2010, the EMEA segment recorded an impairment loss of $0.4 million on goodwill and intangibles (primarily customer relationships) during the three months ended September 30, 2010 (none in the comparable 2011 period).
Impairment of Long-Lived Assets
During the three months ended September 30, 2010, in connection with the Third Quarter 2010 Exit Plan (See Note 4, Costs Associated with Exit or Disposal Activities, of “Notes to Condensed Consolidated Financial Statements”) within the Americas segment, we recorded a $3.1 million impairment charge for long-lived assets, primarily leasehold improvements, in the Americas’ segment, including the Philippines and the United States (less than $0.1 million in the comparable 2011 period). The impairment charges represent the amount by which the carrying value of the assets exceeded the estimated fair value of those assets which cannot be redeployed to other locations.
Interest Income
Interest income was $0.4 million for the three months ended September 30, 2011, compared to $0.3 million in the same period in 2010. The increase of $0.1 million reflects higher average balances of interest bearing investments in cash and cash equivalents.
Interest (Expense)
Interest expense was $0.4 million for the three months ended September 30, 2011, compared to $1.4 million in the same period in 2010. The decrease of $1.0 million reflects interest and fees on higher average levels of borrowings related to the acquisition of ICT in the 2010 period.
Other Income (Expense)
Other income (expense), net, was $(0.3) million for the three months September 30, 2011, compared to $(0.5) million in the same period in 2010. The net decrease in other income (expense), net of $0.2 million was primarily attributable to an increase of $6.1 million in forward currency contract gains (which were not designated as hedging instruments), partially offset by an increase of $5.0 million in realized and unrealized foreign currency transaction losses, net of gains, and an increase of $0.9 million in other miscellaneous expense, net. Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in “Accumulated other comprehensive income” in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.
Income Taxes
Income tax expense of $3.0 million for the three months ended September 30, 2011 was based upon pre-tax book income of $21.1 million. The income tax benefit of $2.3 million for the three months ended September 30, 2010 was based upon pre-tax book income of $11.8 million. The effective tax rate for the three months ended September 30, 2011 was 14.1% compared to an effective tax rate of (19.2)% for the comparable 2010 period. The quarter-over-quarter variance in the effective tax rate is primarily due to tax benefits recognized in the 2010 comparable period as a result of the ICT legal entity reorganization.
(Loss) from Discontinued Operations
During December 2010, we sold our Argentine operations. We accounted for this transaction in accordance with ASC 205-20 (“ASC 205-20”) “Discontinued Operations”, and, accordingly, we reclassified the results of operations for the three and nine months ended September 30, 2010. The loss from discontinued operations, net of taxes, totaled $(0.4) million for the three months ended September 30, 2010.
Net Income (Loss)
As a result of the foregoing, we reported income from continuing operations for the three months ended September 30, 2011 of $21.5 million, an increase of $8.1 million from the comparable period in 2010. This increase was principally attributable to an $8.0 million increase in revenues, a $3.3 million decrease in general and administrative expenses, a decrease in impairment of goodwill and intangibles of $0.4 million and a decrease in the impairment of long-lived assets of $3.1 million, partially offset by a $6.7 million increase in direct salaries and related costs. In addition to the $8.1 million increase in income from continuing operations, we experienced an increase in interest income of $0.1 million, a decrease in interest (expense) of $1.0 million, a $0.2 million decrease in other income (expense), net, and a decrease of $0.4 million of loss from discontinued operations, partially offset by an increase of $5.3 million in income taxes, resulting in net income of $18.1 million for the three months ended September 30, 2011, an increase of $4.5 million compared to the same period in 2010.
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Revenues
For the nine months ended September 30, 2011, we recognized consolidated revenues of $922.6 million, an increase of $73.0 million or 8.6%, from $849.6 million of consolidated revenues for the comparable period in 2010.
On a geographic segment basis, revenues from the Americas region, including the United States, Canada, Latin America, India and the Asia Pacific Rim, represented 79.7%, or $735.6 million, for the nine months ended September 30, 2011 compared to 80.5%, or $683.6 million, for the comparable period in 2010. Revenues from the EMEA region, including Europe, the Middle East and Africa represented 20.3%, or $187.1 million, for the nine months ended September 30, 2011 compared to 19.5%, or $166.0 million, for the comparable period in 2010.
America’s revenues increased $52.0 million, including the positive foreign currency impact of $13.9 million, for the nine months ended September 30, 2011 from the comparable period in 2010, principally due to higher acquisition-related revenues of $25.0 million, new client programs and higher volumes within new and certain existing clients. Revenues from our offshore operations represented 47.4% of Americas’ revenues, compared to 47.9% for the same period in 2010. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our focus to re-price or replace certain sub-profitable target client programs.
EMEA’s revenues increased $21.1 million, including the positive foreign currency impact of $12.5 million, for the nine months ended September 30, 2011 from the comparable period in 2010, principally due to new client programs and higher volumes within new and certain existing clients. This $21.1 million increase is net of a $1.0 million decrease in revenues due to the closure of certain sites in connection with the Fourth Quarter 2010 Exit Plan (See Note 4, Costs Associated with Exit or Disposal Activities, of “Notes to Condensed Consolidated Financial Statements”).
Direct Salaries and Related Costs
Direct salaries and related costs increased $58.3 million, or 10.6%, to $609.5 million for the nine months ended September 30, 2011 from $551.2 million in the comparable period in 2010.
On a reporting segment basis, direct salaries and related costs from the Americas segment increased $44.4 million, including the negative foreign currency impact of $17.0 million, for the nine months ended September 30, 2011 from the comparable period in 2010. Direct salaries and related costs from the EMEA segment increased $13.9 million, including the negative foreign currency impact of $9.4 million, for the nine months ended September 30, 2011 from the comparable period in 2010.
In the Americas segment, as a percentage of revenues, direct salaries and related costs increased to 63.7% for the nine months ended September 30, 2011 from 62.0% in same period in 2010. This increase of 1.7%, as a percentage of revenues, was primarily attributable to higher compensation costs of 1.8% (primarily related to lower volumes within certain existing clients without a commensurate reduction in labor costs) and higher other costs of 0.2%, partially offset by lower communication costs of 0.3%.
In the EMEA segment, as a percentage of revenues, direct salaries and related costs decreased to 75.5% for the nine months ended September 30, 2011 from 76.7% in the same period of 2010. This decrease of 1.2%, as a percentage of revenues, was primarily attributable to lower severance costs of 1.7% due to the closure of certain sites in connection with the Fourth Quarter 2010 Exit Plan (See Note 4, Costs Associated with Exit or Disposal Activities, of “Notes to Condensed Consolidated Financial Statements”), lower billable supply costs of 0.4% and lower travel costs of 0.3%, partially offset by higher communication costs of 0.4%, higher fulfillment costs of 0.4% and higher other costs of 0.4%.
General and Administrative
General and administrative expenses decreased $13.1 million, or 4.7%, to $263.8 million for the nine months ended September 30, 2011 from $276.9 million for the same period in 2010.
On a reporting segment basis, general and administrative expenses from the Americas segment increased $2.3 million, including the negative foreign currency impact of $5.4 million, for the nine months ended September 30, 2011 from the comparable period in 2010. General and administrative expenses from the EMEA segment increased $2.0 million, including the negative foreign currency impact of $3.0 million, for the nine months ended September 30, 2011 from the comparable period in 2010. Corporate general and administrative expenses decreased $17.4 million for the nine months ended September 30, 2011 from the comparable period in 2010. This decrease of $17.4 million was primarily attributable to lower merger and acquisition costs of $21.8 million, partially offset by higher compensation costs of $1.6 million, higher charitable contributions of $1.2 million, higher legal and professional fees of $0.9 million, higher software maintenance of $0.4 million and higher other costs of $0.3 million.
In the Americas segment, as a percentage of revenues, general and administrative expenses decreased to 24.5% for the nine months ended September 30, 2011 from 26.1% in the comparable period in 2010. This decrease of 1.6%, as a percentage of revenues, was primarily attributable to lower merger and acquisition costs of 0.5%, lower depreciation costs of 0.3%, lower compensation costs of 0.2%, lower insurance costs of 0.2%, lower other taxes of 0.2% and lower other costs of 0.2%.
In the EMEA segment, as a percentage of revenues, general and administrative expenses decreased to 25.4% for the nine months ended September 30, 2011 from 27.4% in the comparable period in 2010. This decrease of 2.0%, as a percentage of revenues, was primarily attributable to lower compensation costs of 0.8% (primarily related to near-shore migration to new facilities in Egypt, Romania and Germany in 2010), lower facility-related costs of 0.8% due to the closure of certain sites in connection with the Fourth Quarter 2010 Exit Plan (See Note 4, Costs Associated with Exit or Disposal Activities, of “Notes to Condensed Consolidated Financial Statements”), lower travel costs of 0.3%, lower legal and professional fees of 0.2% and lower other costs of 0.2%, partially offset by higher merger and acquisition costs of 0.3%.
Net (Gain) Loss on Disposal of Property and Equipment
Net (gain) loss on disposal of property and equipment was $(3.5) million for the nine months ended September 30, 2011, primarily due to the gain on the sale of land and a building located in Minot, North Dakota (less than $0.1 million net loss in the comparable 2010 period).
Impairment of Goodwill and Intangibles
We make certain estimates and assumptions, including, among other things, an assessment of market conditions and projections of cash flows, investment rates and cost of capital and growth rates when estimating the value of our intangibles. Based on actual and forecasted operating results and deterioration of the related customer base in our ICT-acquired United Kingdom operations during the quarter ended September 30, 2010, the EMEA segment recorded an impairment loss of $0.4 million on goodwill and intangibles (primarily customer relationships) during the nine months ended September 30, 2010 (none in the comparable 2011 period).
Impairment of Long-Lived Assets
During the nine months ended September 30, 2011, in connection with the Third Quarter 2010 Exit Plan (See Note 4, Costs Associated with Exit or Disposal Activities, of “Notes to Condensed Consolidated Financial Statements”) within the Americas segment, we recorded an impairment charge of $0.8 million, resulting primarily from a change in assumptions related to the redeployment of property and equipment. During the nine months ended September 30, 2010, in connection with the Third Quarter 2010 Exit Plan, we recorded a $3.1 million impairment charge for long-lived assets, primarily leasehold improvements, in the Americas’ segment, including the Philippines and the

United States. The impairment charges represent the amount by which the carrying value of the assets exceeded the estimated fair value of those assets which cannot be redeployed to other locations.
Interest Income
Interest income was $1.0 million for the nine months ended September 30, 2011, compared to $0.8 million in the same period in 2010. The increase of $0.2 million reflects higher average balances of interest bearing investments in cash and cash equivalents.
Interest (Expense)
Interest expense was $1.3 million for the nine months ended September 30, 2011, compared to $5.2 million in the same period in 2010. The decrease of $3.9 million reflects interest and fees on higher average levels of borrowings related to the acquisition of ICT in the 2010 period.
Other Income (Expense)
Other income (expense), net, was $(2.2) million for the nine months ended September 30, 2011, compared to $(5.6) million in the same period in 2010. The net decrease in other income (expense), net, of $3.4 million was primarily attributable to an increase of $3.8 million in forward currency contract gains (which were not designated as hedging instruments) and a decrease of $0.2 million in realized and unrealized foreign currency transaction losses, net of gains, partially offset by an increase of $0.6 million in other miscellaneous expense, net. Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in “Accumulated other comprehensive income” in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.
Income Taxes
Income tax expense of $6.2 million for the nine months ended September 30, 2011 reflects the recognition of $3.2 million and $1.4 million of tax benefits primarily related to the favorable resolution of a tax audit and a net reversal of valuation allowances, respectively. The tax expense was based upon pre-tax book income of $49.5 million. The income tax benefit of $1.8 million for the nine months ended September 30, 2010 includes tax benefits recognized on losses related to acquisition-related costs, and was based upon pre-tax book income of $8.1 million. The effective tax rate for the nine months ended September 30, 2011 was 12.6% compared to an effective tax rate of (21.8)% for the comparable 2010 period. The year-over-year variance in the effective tax rate is primarily due to tax benefits recognized in the 2010 comparable period as a result of the ICT legal entity reorganization and tax benefits recognized on losses related to ICT acquisition-related costs incurred in 2010.
(Loss) from Discontinued Operations
During December 2010, we sold our Argentine operations. We accounted for this transaction in accordance with ASC 205-20 (“ASC 205-20”) “Discontinued Operations”, and, accordingly, we reclassified the results of operations for the three and nine months ended September 30, 2010. The loss from discontinued operations, net of taxes, totaled $3.2 million for the nine months ended September 30, 2010.
Net Income (Loss)
As a result of the foregoing, we reported income from continuing operations for the nine months ended September 30, 2011 of $52.0 million, an increase of $33.9 million from the comparable period in 2010. This increase was principally attributable to a $73.0 million increase in revenues, a $13.1 million decrease in general and administrative expenses, a $3.4 million increase in net (gain) on disposal of property and equipment, a decrease in impairment of goodwill and intangibles of $0.4 million and a decrease in the impairment of long-lived assets of $2.3 million, partially offset by a $58.3 million increase in direct salaries and related costs. In addition to the $33.9 million increase in income from continuing operations, we experienced an increase in interest income of $0.2 million, a decrease in interest (expense) of $3.9 million, a $3.4 million decrease in other income (expense), net, and a decrease of $3.2 million of loss from discontinued operations, partially offset by an increase of $8.0 million in income taxes, resulting in net income of $43.3 million for the nine months ended September 30, 2011, an increase of $36.6 million compared to the same period in 2010.

Client Concentration
Our top ten clients accounted for approximately 44.9% and 43.4%, respectively, of our consolidated revenues in the three and nine months ended September 30, 2011, up from approximately 42.7% and 41.5%, respectively, of our consolidated revenues in the three and nine months ended September 30, 2010.
Total consolidated revenues included $33.6 million, or 11.1%, and $100.7 million, or 10.9%, of consolidated revenues, for the three and nine months ended September 30, 2011, respectively, from AT&T Corporation, a major provider of communication services for which we provide various customer support services over several distinct lines of AT&T business. This included $32.8 million and $98.2 million in revenue from the Americas for the three and nine months ended September 30, 2011, respectively, and $0.8 million and $2.5 million in revenue from EMEA for the three and nine months ended September 30, 2011, respectively. Our next largest client accounted for $16.6 million, or 5.5%, and $48.4 million, or 5.2%, of consolidated revenues, for the three and nine months ended September 30, 2011.
The consolidated revenues for the comparable periods as it relates to this relationship were $38.1 million, or 12.9%, and $115.6 million, or 13.6%, of consolidated revenues, for the three and nine months ended September 30, 2010, respectively. This included $37.0 million and $110.4 million in revenue from the Americas for the three and nine months ended September 30, 2010, respectively, and $1.1 million and $5.2 million in revenue from EMEA for the three and nine months ended September 30, 2010, respectively. Our next largest client accounted for $14.5 million, or 4.9%, and $35.9 million, or 4.2%, of consolidated revenues, for the three and nine months ended September 30, 2010.
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
On August 5, 2002, the Company’s Board authorized the Company to purchase up to 3.0 million shares of its outstanding common stock (the “2002 Share Repurchase Program”) and on August 18, 2011, the Company’s Board authorized the Company to purchase up to 5.0 million shares of its outstanding common stock (the “2011 Share Repurchase Program”). During the nine months ended September 30, 2011, the Company repurchased a total of 2.8 million shares of common stock under these plans.
During the nine months ended September 30, 2011, we repurchased 0.8 million common shares under the 2002 Share Repurchase Program at prices ranging from $12.46 to $18.53 per share for a total cost of $12.3 million. During the nine months ended September 30, 2010, we repurchased 0.3 million common shares at prices ranging from $16.92 to $17.60 per share for a total cost of $5.2 million. All available shares under the 2002 Share Repurchase Program have been repurchased.
During the nine months ended September 30, 2011, we repurchased 2.0 million common shares under the 2011 Share Repurchase Program at prices ranging from $14.18 to $16.10 per share for a total cost of $30.4 million. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. The 2011 Share Repurchase Program has no expiration date. We may make additional discretionary stock repurchases under this program in 2011.
During the nine months ended September 30, 2011, cash increased $79.9 million from operating activities, proceeds from sale of property and equipment of $3.9 million, proceeds from an insurance settlement of $1.7 million, proceeds from issuance of stock of $0.2 million and proceeds from grants of $0.1 million. Further, we used $42.7 million on the repurchase of the Company’s stock, $21.8 million for capital expenditures, $1.2 million to repurchase stock for minimum tax withholding on equity awards and $0.5 million investment in restricted cash resulting in a $15.0 million increase in available cash (including the unfavorable effects of international currency exchange rates on cash of $4.6 million).

Net cash flows provided by operating activities for the nine months ended September 30, 2011 were $79.9 million, compared to $40.2 million provided by operating activities for the comparable 2010 period. The $39.7 million increase in net cash flows from operating activities was due to a $36.6 million increase in net income and a net increase of $7.2 million in cash flows from assets and liabilities partially offset by $4.1 million decrease in non-cash reconciling items such as net (gain) on disposal of property and equipment, depreciation and amortization, deferred income taxes, stock-based compensation and unrealized gains on financial instruments. The $7.2 million increase in cash flows from assets and liabilities was principally a result of a $3.1 million decrease in receivables, a $4.3 million increase in income taxes payable, a $1.4 million increase in deferred revenue and a $1.3 million increase in other liabilities, partially offset by a $2.9 million increase in other assets. The increase in cash flows from assets and liabilities primarily relates to the timing of current billings, subsequent payments and tax payments over the comparable period in 2010.
During 2010, we sold our Argentine operations. Cash flows from discontinued operations were as follows (in thousands):

For the Nine
Months Ended
September 30, 2010
Cash provided by operating activities of discontinued operations	$208
Cash provided by investing activities of discontinued operations	998

$1,206

Cash provided by operating activities of discontinued operations represents the cash provided the Argentine operations for the nine months ended September 30, 2010. Cash provided by investing activities of discontinued operations in the nine months ended September 30, 2010 primarily represents the cash on the balance sheet of the Argentine operations at the time of the ICT acquisition. We do not expect the sale of our Argentine operations to negatively affect our future liquidity and capital resources.
Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $21.8 million for the nine months ended September 30, 2011, compared to $21.5 million for the comparable period of 2010, an increase of $0.3 million. In 2011, we anticipate capital expenditures in the range of $30.0 million to $32.0 million, primarily for maintenance and systems infrastructure.
On February 2, 2010, we entered into a Credit Agreement (the “Credit Agreement”) with a group of lenders and KeyBank, as Lead Arranger, Sole Book Runner and Administrative Agent. The Credit Agreement provides for a $75 million Term Loan and a $75 million revolving credit facility, which is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. We drew down the full $75 million Term Loan on February 2, 2010 in connection with the acquisition of ICT on such date. As of December 31, 2010, the entire $75 million Term Loan has been repaid and is no longer available for borrowings. See Note 2, Acquisition of ICT, and Note 12, Borrowings, of “Notes to Condensed Consolidated Financial Statements” for further information. At September 30, 2011, we were in compliance with all loan requirements of the Credit Agreement.
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
In 2010, we paid an underwriting fee of $3.0 million for the Credit Agreement, which is deferred and amortized over the term of the loan. In addition, we pay a quarterly commitment fee on the Credit Agreement. The related interest expense and amortization of deferred loan fees on the Credit Agreement of $0.3 million and $0.9 million are included in “Interest expense” in the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2011, respectively. During the comparable 2010 periods, the related interest expense and amortization of deferred loan fees on the Credit Agreement were $1.1 million and $2.9 million, respectively. The $75 million Term Loan had a weighted average interest rate of 3.87% and 3.93% for the three and nine months ended September 30, 2010, respectively.
The Credit Agreement is guaranteed by all of our existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all of our direct foreign subsidiaries and those of the guarantors.
In December 2009, Sykes (Bermuda) Holdings Limited, a Bermuda exempted company (“Sykes Bermuda”) which is an indirect wholly-owned subsidiary of SYKES, entered into a credit agreement with KeyBank (the “Bermuda Credit Agreement”). The Bermuda Credit Agreement provided for a $75 million short-term loan to Sykes Bermuda with a maturity date of March 31, 2010. Sykes Bermuda drew down the full $75 million in December 2009. Interest was charged on the outstanding amounts, at the option of Sykes Bermuda, at either a Eurodollar Rate (as defined in the Bermuda Credit Agreement) or a Base Rate (as defined in the Bermuda Credit Agreement) plus, in each case, an applicable margin specified in the Bermuda Credit Agreement. The underwriting fee paid of $0.8 million was deferred and amortized over the term of the loan. Sykes Bermuda repaid the entire outstanding amount plus accrued interest on March 31, 2010. The related interest expense and amortization of deferred loan fees of $1.4 million are included in “Interest expense” in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2010 (none in the three months ended September 30, 2010 or for the three and nine months ended September 30, 2011).
At September 30, 2011, we had $204.8 million in cash and cash equivalents, of which approximately 84.0% or $172.0 million was held in international operations and may be subject to additional taxes if repatriated to the United States, including withholding tax applied by the country of origin and repatriation tax on the foreign-source income. During the nine months ended September 30, 2011, we repatriated $25.0 million (the remaining balance of the $50.0 million 2010 determination of intent to distribute the majority of the accumulated and undistributed earnings of an ICT foreign subsidiary). We have no plans to repatriate any additional cash and cash equivalents held by our international operations to the United States. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions.
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
Off-Balance Sheet Arrangements and Other
At September 30, 2011, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations
The following table summarizes the material changes to our contractual cash obligations as of September 30, 2011 and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
		Less Than			After 5
	Total	1 Year	1 - 3 Years	3 - 5 Years	Years	Other

Purchase obligations and other (1)	$7,586	$3,434	$3,809	$343	$—	$—

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
In accordance with ASC 605-25 (“ASC 605-25”) “Revenue Recognition — Multiple-Element Arrangements”, revenue from contracts with multiple-deliverables is allocated to separate units of accounting based on their relative fair value, if the deliverables in the contract(s) meet the criteria for such treatment. Certain fulfillment services contracts contain multiple-deliverables. Separation criteria included whether a delivered item has value to the customer on a stand-alone basis, whether there is objective and reliable evidence of the fair value of the undelivered items and, if the arrangement includes a general right of return related to a delivered item, whether delivery of the undelivered item is considered probable and in our control. Fair value is the price of a deliverable when it is regularly sold on a stand-alone basis, which generally consists of vendor-specific objective evidence of fair value. If there is no evidence of the fair value for a delivered product or service, revenue is allocated first to the fair value of the undelivered product or service and then the residual revenue is allocated to the delivered product or service. If there is no evidence of the fair value for an undelivered product or service, the contract(s) is accounted for as a single unit of accounting, resulting in delay of revenue recognition for the delivered product or service until the undelivered product or service portion of the contract is complete. We recognize revenues for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding client acceptance are resolved, and there are no client-negotiated refund or return rights affecting the revenue recognized for delivered elements. Once we determine the allocation of revenues between deliverable elements, there are no further changes in the revenue allocation. If the separation criteria are met, revenues from these services are recognized as the services are performed under a fully executed contractual agreement. If the separation criteria are not met because there is insufficient evidence to determine fair value of one of the deliverables, all of the services are accounted for as a single combined unit of accounting. For deliverables with insufficient evidence to determine fair value, revenue is recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate. As of September 30, 2011, our fulfillment contracts with multiple-deliverables met the separation criteria as outlined in ASC 605-25 and the revenue was accounted for accordingly. We have no other contracts that contain multiple-deliverables as of September 30, 2011.
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
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts, $4.2 million as of September 30, 2011 or 1.8% of trade account receivables, for estimated losses arising from the inability of our customers to make required payments. Our estimate is based on factors surrounding the credit risk of certain clients, historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that our estimate of the allowance for doubtful accounts will change if the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments.
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
At December 31, 2010, we determined that a total valuation allowance of $60.1 million was necessary to reduce U.S. deferred tax assets by $6.2 million and foreign deferred tax assets by $53.9 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $18.3 million at December 31, 2010 is dependent upon future profitability within each tax jurisdiction. As of September 30, 2011, based on our estimates of future taxable income and any applicable tax planning strategies within various tax jurisdictions, we reversed the valuation allowance by $1.4 million and increased the net deferred tax assets accordingly. We believe that it is more likely than not that the remaining net deferred tax assets will be realized.
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
We evaluate tax positions that have been taken or are expected to be taken in our tax returns, and record a liability for uncertain tax positions in accordance with ASC 740 (“ASC 740”) “Income Taxes”. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. We had $16.7 million and $21.0 million of unrecognized tax benefits as of September 30, 2011 and December 31, 2010, respectively.
Our provision for income taxes is subject to volatility and is impacted by the distribution of earnings in the various domestic and international jurisdictions in which we operate. Our effective tax rate could be impacted by earnings being either proportionally lower or higher in foreign countries where we have tax rates lower than the U.S. tax rates. In addition, we have been granted tax holidays in several foreign tax jurisdictions, which have various expiration dates ranging from 2011 through 2023. If we are unable to renew a tax holiday in any of these jurisdictions, our effective tax rate could be adversely impacted. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will permit a renewal. Our effective tax rate could also be affected by several additional factors, including changes in the valuation of our deferred tax assets or liabilities, changing legislation, regulations, and court interpretations that impact tax law in multiple tax jurisdictions in which we operate, as well as new requirements, pronouncements and rulings of certain tax, regulatory and accounting organizations.
Impairment of Goodwill, Intangibles and Other Long-Lived Assets
We review long-lived assets, which had a carrying value of $261.7 million as of September 30, 2011, including goodwill, intangibles and property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge, or loss, to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.
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
In September 2011, the FASB issued ASU 2011-08 (“ASU 2011-08”) “Intangibles — Goodwill and Other (Topic 350) Testing Goodwill for Impairment”. The amendments in ASU 2011-08 provide entities with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in ASU 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and may be early adopted. We do not expect the adoption of ASU 2011-08 to materially impact our financial condition, results of operations, cash flows and footnote disclosures.
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

We serve a number of U.S.-based clients using customer contact management center capacity in the Philippines, Canada and Costa Rica, which are within our Americas segment. Although the contracts with these clients are priced in USDs, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine Pesos (“PHP”), Canadian Dollars (“CAD”) and Costa Rican Colones (“CRC”), which represent FX exposures.
In order to hedge a portion of our anticipated cash flow requirements denominated in PHP, CAD and CRC, we had outstanding forward contracts and options as of September 30, 2011 with counterparties through September 2012 with notional amounts totaling $155.8 million. As of September 30, 2011, we had net total derivative liabilities associated with these contracts of $0.9 million, which will settle within the next 12 months. The fair value of these derivative instruments as of September 30, 2011 is presented in Note 7, Financial Derivatives, of “Notes to Condensed Consolidated Financial Statements”. If the USD was to weaken against the PHP, CAD and CRC by 10% from current period-end levels, we would incur a loss of approximately $11.4 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.
We also entered into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of September 30, 2011, the fair value of these derivatives was a net receivable of $2.8 million. The potential loss in fair value at September 30, 2011, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $3.8 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.
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
Interest Rate Risk
Our exposure to interest rate risk results from variable debt outstanding under the revolving credit facility under our Credit Agreement. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. During the three and nine months ended September 30, 2011, we had no debt outstanding under the revolving credit facility.
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
Item 4. Controls and Procedures
As of September 30, 2011, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of September 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
We have previously disclosed three pending matters involving regulatory sanctions assessed against our Spanish subsidiary. All three matters relate to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. In connection with the appeal of one of these claims, we issued a bank guarantee, which is included as restricted cash of $0.4 million in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010. Based upon the opinion of legal counsel regarding the likely outcome of these three matters, we accrued a liability in the amount of $1.3 million in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 450 “Contingencies” because we believed that a loss was probable and the amount of the loss could be reasonably estimated. In the quarter ended December 31, 2010, the Spanish Supreme Court ruled in our favor in one of the three subject claims. Accordingly, we reversed the accrual in the amount of $0.5 million related to that particular claim. The accrued liability included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets was $0.8 million as of September 30, 2011 and December 31, 2010. One of the other two claims has been finally decided against the Company on procedural grounds, and the final claim remains on appeal to the Spanish Supreme Court.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Below is a summary of stock repurchases for the three months ended September 30, 2011 (in thousands, except average price per share). See Note 15, Earnings Per Share, of “Notes to Condensed Consolidated Financial Statements” for information regarding our stock repurchase program.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares That
			Part of Publicly	May Yet Be
	Total Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under Plans or
Period	Purchased(1)	Paid Per Share	Programs	Programs

July 1, 2011 - July 31, 2011 .	—	$—	—	498
August 1, 2011 - August 31, 2011	645	$13.80	645	4,853
September 1, 2011 - September 30, 2011	1,853	$15.21	1,853	3,000

Total	2,498		2,498	3,000

(1)
All shares purchased as part of repurchase plans publicly announced on August 5, 2002 and August 8, 2011. Total number of shares approved for repurchase under the 2002 plan was 3.0 million. All of the available shares have been repurchased. Total number of shares approved for repurchase under the 2011 plan was 5.0 milion with no expiration date.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Removed and Reserved

Item 5. Other Information
None.
Item 6. Exhibits
The following documents are filed as an exhibit to this Report:

10.1	Sykes Enterprises, Incorporated 2011 Equity Incentive Plan.

15	Awareness letter.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 8, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED (Registrant)
Date: November 8, 2011	By: /s/ W. Michael Kipphut
W. Michael Kipphut
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number
10.1	Sykes Enterprises, Incorporated 2011 Equity Incentive Plan

15	Awareness letter.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 8, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.