Form 10-K
period 2011-12-31
SYKES ENTERPRISES INC
filed 2012-02-29
CIK 1010612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2011

Or

[  ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Transition Period From          To

Commission File Number 0-28274

Sykes Enterprises, Incorporated

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	56-1383460 (IRS Employer Identification No.)

400 N. Ashley Drive, Suite 2800, Tampa, Florida (Address of principal executive offices)	33602 (Zip Code)

(813) 274-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock $.01 Par Value	NASDAQ Stock Market, LLC

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

Yes [X]                    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer [X]              Accelerated filer [  ]              Non-accelerated filer [  ]              Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]                    No [X]

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant computed by reference to the closing sales price of such shares on the NASDAQ Global Select Market on June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, was $979,138,197.

As of February 21, 2012, there were 44,097,423 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the Proxy Statement for the year 2012 Annual Meeting of Shareholders	Part III Items 10–14

PART I

Item 1. Business

General

Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES,” “our,” “us” or “we”) is a global leader in providing outsourced customer contact management solutions and services in the business process outsourcing (“BPO”) arena. We provide an array of sophisticated customer contact management solutions to a wide range of clients including Fortune 1000 companies, medium-sized businesses, and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure, healthcare and other verticals. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which includes customer assistance, healthcare and roadside assistance, technical support and product sales to our clients’ customers. These services are delivered through multiple communication channels including phone, e-mail, Internet, text messaging and chat. We also provide various enterprise support services in the United States that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including multilingual sales order processing via the Internet and phone, inventory control, product delivery and product returns handling. (See Note 27, Segments and Geographic Information, of the accompanying “Notes to Consolidated Financial Statements” for further information on our segments.) Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers across six continents, including North America, South America, Europe, Asia, Australia and Africa. We deliver cost-effective solutions that enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.

SYKES was founded in 1977 in North Carolina and we moved our headquarters to Florida in 1993. In March 1996, we changed our state of incorporation from North Carolina to Florida. Our headquarters are located at 400 North Ashley Drive, Suite 2800, Tampa, Florida 33602, and our telephone number is (813) 274-1000.

In November 2011, we announced a plan to rationalize seats in certain U.S. sites and close certain locations in EMEA in an ongoing effort to streamline excess capacity related to the acquisition of ICT Group, Inc. (“ICT”) and align it with the needs of the market, optimize capacity utilization and improve overall profitability. The costs associated with the plan include facility-related costs, impairments of long-lived assets, program transfer costs and anticipated severance-related costs.

In November 2011, we committed to a plan to sell our operations in Spain. We have reflected the operating results related to the operations in Spain as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented and the assets and related liabilities as held for sale in the accompanying Consolidated Balance Sheet as of December 31, 2011.

In December 2010, we sold our Argentine operations pursuant to stock purchase agreements, dated December 16, 2010 and December 29, 2010. We have reflected the operating results related to the Argentine operations as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented.

On February 2, 2010, we completed the acquisition of ICT, a Pennsylvania corporation and a leading global provider of outsourced customer management and BPO solutions, pursuant to the Agreement and Plan of Merger, dated October 5, 2009. We refer to such acquisition herein as the “ICT acquisition.” We have reflected the combined operating results in the accompanying Consolidated Statement of Operations for the year ended December 31, 2011 and the period from February 2, 2010 to December 31, 2010.

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

Industry Overview

We believe that growth for outsourced customer contact management solutions and services will be fueled by the trend of global Fortune 1000 companies and medium-sized businesses turning to outsourcers to provide high-quality, cost-effective, value-added customer contact management solutions. Businesses continue to move toward integrated solutions that consist of a combination of support from our onshore markets in the United States, Canada, Australia, Africa, and Europe and offshore markets in the Asia Pacific Rim and Latin America.

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

Global competition, pricing pressures, softness in the global economy and rapid changes in technology continue to make it difficult for companies to cost effectively maintain the in-house personnel necessary to handle all of their customer contact management needs. As a result, companies are continuing to turn to outsourcers to perform specialized functions and services in the customer contact management arena. By working in partnership with outsourcers, companies can ensure that the crucial task of retaining and growing their customer base is addressed.

Companies outsource customer contact management solutions for various reasons, including the need to focus on core competencies, to drive service excellence and execution, to achieve cost savings, to scale and grow geographies and niche markets, and to efficiently allocate capital within their organizations.

To address these needs, we offer global customer contact management solutions that focus on proactively identifying and solving our clients’ business challenges. We provide consistent high-value support for our clients’ customers across the globe in a multitude of languages, leveraging our dynamic, secure communications infrastructure and our global footprint that reaches across 23 countries (which excludes Spain as a result of the planned sale of those operations). This global footprint includes established operations in both onshore and offshore geographic markets where companies have access to high-quality customer contact management solutions at lower costs compared to other markets.

Business Strategy

Our goal is to proactively provide enhanced and value-added customer contact management solutions and services, acting as a partner in our clients’ business. We anticipate trends and deliver new ways of growing our clients’ customer satisfaction and retention rates, and thus profit, through timely, insightful and proven solutions.

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

Capitalize on Our Worldwide Response Team. Companies are demanding a customer contact management solution that is global in nature — one of our key strengths. In addition to our network of customer contact management centers throughout North America, Australia and Europe, we continue to develop our global delivery model with offshore and near-shore operations in The Philippines, The Peoples Republic of China, India, Costa Rica, El Salvador, Mexico, Brazil, Egypt and Romania, offering our clients a secure, high-quality solution tailored to the needs of their diverse and global markets.

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

Our organic growth strategy is to target markets, clients, verticals, delivery geographies and service mix that will expand our addressable market opportunity, and thus drive our organic growth. Entry into Brazil, Romania, Egypt and El Salvador are examples of how we leveraged these delivery geographies to further penetrate our base of both existing and new clients, verticals and service mix in order to drive organic growth.

Growth Strategy

Applying the key principles of our business strategy, we execute our growth strategy by focusing on the following levers.

Maximizing Capacity Utilization Rates and Strategically Adding Seat Capacity. The key driver of our revenues is increasing the capacity utilization rate in conjunction with seat capacity additions. We plan to sustain our focus on increasing the capacity utilization rate by further penetrating existing clients, adding new clients and rationalizing seat capacity as deemed necessary. Additionally, we have the ability to expand our current seat capacity of 41,300 through strategic acquisitions and organic expansion.

Broadening Global Delivery Footprint. Just as increased capacity utilization rates and increased seat capacity are key drivers of our revenues, where we deploy the seat capacity geographically is also important. By broadening and continuously strengthening our brick-and-mortar global delivery footprint, we are able to meet both our existing and new clients’ customer contact management needs globally as they enter new markets. At the end of 2011, our global delivery footprint spanned 23 countries. As a multi-channel provider of phone, e-mail, Internet, text messaging and chat customer contact management services, we continue to invest in our virtual at-home agent offering, which augments our existing brick-and-mortar global delivery footprint. Additionally, with the rapid emergence of on-line communities, examples of which are chat rooms, Facebook and Twitter, we continue to make on-going investments in our social media service offerings, which can be leveraged across both our brick-and-mortar and at-home agent delivery platforms.

Increasing Share of Seats Within Existing Clients and Winning New Clients. We provide customer contact management support to numerous multinational companies. With this client list, we have the opportunity to grow our client base. We strive to achieve this by winning a greater share of our clients’ in-house seats as well as gain share from our competitors by providing consistently high-quality service. In addition, as we further leverage our knowledge of verticals and business lines, we plan to win new clients as a way to broaden our base of growth.

Diversifying Verticals and Expanding Service Lines. To mitigate the impact of any negative economic and product cycles on our growth rate, we continue to seek ways to diversify into verticals and service lines that have countercyclical features and healthy growth rates. We are targeting the following verticals for growth: communications, financial services, technology/consumer, healthcare and transportation and leisure. These verticals cover various business lines, including wireless services, broadband, retail banking, credit card/consumer fraud protection, content moderation, telemedicine and travel portals.

Creating Value-Added Service Enhancements. To improve both revenue and margin expansion, we will continue to introduce new service offerings and add-on enhancements. Bilingual customer support and back office services are examples of horizontal service offerings, while data analytics and process improvement products are examples of add-on enhancements.

Continuing to Focus on Expanding the Addressable Market Opportunities. As part of our growth strategy, we continually seek to expand the number of markets we serve. The United States, Canada and Germany, for instance, are markets which are served by either in-country, from offshore regions or a combination thereof. We continually seek ways to broaden the addressable market for our customer contact management services. We currently operate in 17 markets, which exclude Spain as a result of the planned sale of those operations.

Services

We specialize in providing inbound outsourced customer contact management solutions in the BPO arena on a global basis. Our customer contact management services are provided through two operating segments — the Americas and EMEA. The Americas region, representing 82% of consolidated revenues in 2011, includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim. The sites within Latin America and the Asia Pacific Rim are included in the Americas region as they provide a significant service delivery vehicle for U.S. based companies that are utilizing our customer contact management solutions in these locations to support their customer care needs. The EMEA region, representing 18% of consolidated revenues in 2011, includes Europe, the Middle East and Africa. See Note 27, Segments and Geographic Information, of the accompanying “Notes to Consolidated Financial Statements” for further information on our segments. The following is a description of our customer contact management solutions:

Outsourced Customer Contact Management Services. Our outsourced customer contact management services represented approximately 98% of total 2011 consolidated revenues. Each year since 2008, we have handled over 250 million customer contacts including phone, e-mail, Internet, text messaging and chat throughout the Americas and EMEA regions. We provide these services utilizing our advanced technology infrastructure, human resource management skills and industry experience. These services include:

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

Operations

Customer Contact Management Centers. We operate across 23 countries in 77 customer contact management centers (excluding Spain), which breakdown as follows: 19 centers across Europe, Egypt and South Africa, 26 centers in the United States, 10 centers in Canada, 3 centers in Australia and 19 centers offshore, including The Peoples Republic of China, The Philippines, Costa Rica, El Salvador, India, Mexico and Brazil.

In an effort to stay ahead of industry offshoring trends, we opened our first offshore customer contact management centers in The Philippines and Costa Rica over ten years ago. Since then, we have expanded into centers in The People’s Republic of China, India, El Salvador, Mexico and Brazil.

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

Our data warehouse captures and downloads customer contact information for reporting on a daily, real-time and historical basis. This data provides our clients with direct visibility into the services that we are providing for them. The data warehouse supplies information for our performance management systems such as our agent scorecarding application, which provides management with the information required for effective management of our operations.

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

Clients

We provide service to clients from our locations in the United States, Canada, Latin America, Australia, the Asia Pacific Rim, Europe and Africa. These clients are Fortune 1000 corporations, medium-sized businesses and public institutions, which span the communications, financial services, technology/consumer, transportation and leisure, healthcare and other industries. Revenue by vertical market for 2011, as a percentage of our consolidated revenues, was 31% for communications, 29% for financial services, 19% for technology/consumer, 7% for transportation and leisure, 6% for healthcare, 6% for retail and 2% for all other vertical markets, including government and utilities. We believe our globally recognized client base presents opportunities for further cross marketing of our services.

Total consolidated revenues included $132.7 million, or 11.3%, of consolidated revenues for 2011, from AT&T Corporation, a major provider of communication services for which we provide various customer support services, compared to $154.1 million, or 13.7% for 2010. This included $129.4 million in revenues from the Americas and $3.3 million in revenues from EMEA for 2011 and $147.6 million in revenues from the Americas and $6.5 million in revenues from EMEA for 2010. Our top ten clients accounted for approximately 45% of our consolidated revenues in 2011, an increase from 42% in 2010. The loss of (or the failure to retain a significant amount of business with) any of our key clients could have a material adverse effect on our performance. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of our services under our contracts without penalty.

Competition

The industry in which we operate is global and, therefore, highly fragmented and extremely competitive. While many companies provide customer contact management solutions and services, we believe no one company is dominant in the industry.

In most cases, our principal competition stems from our existing and potential clients’ in-house customer contact management operations. When it is not the in-house operations of a client, our public and private direct competition includes TeleTech, Sitel, Convergys, West Corporation, Stream, Aegis BPO, Sutherland, 24/7 Customer, vCustomer, StarTek, Atento, Teleperformance, and NCO Group as well as the customer care arm of such companies as Accenture, Wipro, Infosys and IBM. There are other numerous and varied providers of such services, including firms specializing in various CRM consulting, other customer management solutions providers, niche or large market companies, as well as product distribution companies that provide fulfillment services. Some of these companies possess substantially greater resources, greater name recognition and a more established customer base than we do.

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

Intellectual Property

We own and/or have applied to register numerous trademarks and service marks in the United States and/or in many additional countries throughout the world. Our registered trademarks and service marks include SYKES®, REAL PEOPLE. REAL SOLUTIONS®, SCIENCE OF SERVICE®, CLEARCALL®, I AM SYKES. HOW FAR WILL YOU LET ME TAKE YOU? ®, ICT® and SOUND OF SERVICE®. The duration of trademark registrations varies from country to country, but may generally be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

Employees

As of January 31, 2012, we had approximately 41,000 employees worldwide, including 38,100 customer contact agents handling technical and customer support inquiries at our centers, 2,600 in management, administration, information technology, finance, sales and marketing roles, 100 in enterprise support services, and 200 in fulfillment services.

We have never suffered a material interruption of business as a result of a labor dispute. Due to laws in their respective countries, Brazil and Spain require that wages are subject to collective bargaining for approximately 200 non-management employees in Brazil and approximately 1,600 in Spain. The negotiations are conducted irrespective of the individual employee’s membership status relative to the union. We consider our relations with our employees worldwide to be satisfactory.

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

Executive Officers

The following table provides the names and ages of our executive officers, and the positions and offices currently held by each of them:

Name	Age	Principal Position

Charles E. Sykes	49	President and Chief Executive Officer and Director
W. Michael Kipphut	58	Executive Vice President and Chief Financial Officer
James C. Hobby	62	Executive Vice President, Global Operations
Jenna R. Nelson	48	Executive Vice President, Global Human Resources
Daniel L. Hernandez	45	Executive Vice President, Global Strategy
David L. Pearson	53	Executive Vice President and Chief Information Officer
Lawrence R. Zingale	56	Executive Vice President, Global Sales and Client Management
James T. Holder	53	Executive Vice President, General Counsel and Corporate Secretary
William N. Rocktoff	49	Global Vice President and Corporate Controller

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

James T. Holder, J.D., joined SYKES in December 2000 as General Counsel and was named Corporate Secretary in January 2001, Vice President in January 2004 and Senior Vice President in December 2006. In May 2010, he was named Executive Vice President. From November 1999 until November 2000, Mr. Holder served in a consulting capacity as Special Counsel to Checkers Drive-In Restaurants, Inc., a publicly held restaurant operator and franchisor. From November 1993 until November 1999, Mr. Holder served in various capacities at Checkers including Corporate Secretary, Chief Financial Officer and Senior Vice President and General Counsel.

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

Unfavorable general economic conditions could negatively affect our business. While it is often difficult to predict the impact of general economic conditions on our business, these conditions could adversely affect the demand for some of our clients’ products and services and, in turn, could cause a decline in the demand for our services. Also, our clients may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase. In addition, we may not be able to renew our revolving credit facility at terms that are as favorable as those terms available under our current credit facility. Also, the group of lenders under our credit facility may not be able to fulfill their funding obligations, which could adversely impact our liquidity. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our revenues, operating results and financial condition, as well as our ability to access debt under comparable terms and conditions.

Our business is dependent on key clients, and the loss of a key client could adversely affect our business and results of operations.

We derive a substantial portion of our revenues from a few key clients. Our top ten clients accounted for approximately 45% of our consolidated revenues in 2011. The loss of (or the failure to retain a significant amount of business with) any of our key clients could have a material adverse effect on our business, financial condition and results of operations. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short-term notice. Also, clients may unilaterally reduce their use of our services under these contracts without penalty. Thus, our contracts with our clients do not ensure that we will generate a minimum level of revenues.

Cyber attacks as well as improper disclosure or control of personal information could result in liability and harm our reputation, which could adversely affect our business and results of operations.

Our business is heavily dependent upon our computer and voice technologies, systems and platforms. Internal or external attacks on any of those could disrupt the normal operations of our call centers and impede our ability to provide critical services to our clients, thereby subjecting us to liability under our contracts. Additionally, our business involves the use, storage and transmission of information about our employees, our clients and customers of our clients. While we take measures to protect the security of, and unauthorized access to our systems, as well as the privacy of personal and proprietary information, it is possible that our security controls over our systems, as well as other security practices we follow, may not prevent the improper access to or disclosure of personally identifiable or proprietary information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenue. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, financial condition and results of operations.

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

The concentration of customer support centers in certain geographies poses risks to our operations which could adversely affect our financial condition.

Although we have call centers in many locations throughout the world, we have a concentration of centers in certain geographies outside of the U.S. and Canada, specifically The Philippines and Latin America. Our concentration of operations in those geographies is a result of our ability to access significant numbers of employees with certain language and other skills at costs that are advantageous. However, the concentration of business activities in any geographical area creates risks which could harm operations and our financial condition. Certain risks, such as natural disasters, armed conflict and military or civil unrest, political instability and disease transmission, as well as the risk of interruption to our delivery systems, is magnified when the realization of these, or any other risks, would effect a large portion of our business at once, which may result in a disproportionate increase in operating costs.

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

Our business is labor-intensive and therefore wages, employee benefits and employment taxes constitute the largest component of our operating expenses. As a result, expansion of our business is dependent upon our ability to find cost-effective locations in which to operate, both domestically and internationally. Some of our customer contact management centers are located in countries that have experienced inflation and rising standards of living, which requires us to increase employee wages. In addition, collective bargaining is being utilized in an increasing number of countries in which we currently, or may in the future, desire to operate. Collective bargaining may result in material wage and benefit increases. If wage rates and benefits increase significantly in a country where we maintain customer contact management centers, we may not be able to pass those increased labor costs on to our clients, requiring us to search for other cost effective delivery locations. There is no assurance that we will be able to find such cost-effective locations, and even if we do, the costs of closing delivery locations and opening new customer contact management centers can adversely affect our financial results.

Risks Related to Our International Operations

Our international operations and expansion involve various risks.

We intend to continue to pursue growth opportunities in markets outside the United States. At December 31, 2011, our international operations were conducted from 34 customer contact management centers located in Sweden, the Netherlands, Finland, Germany, Egypt, South Africa, Scotland, Ireland, Denmark, Norway, Hungary, Romania, Slovakia, The Philippines, The Peoples Republic of China, India and Australia. Revenues from these international operations for the years ended December 31, 2011, 2010, and 2009, were 43%, 42%, and 53% of consolidated revenues, respectively. We also conduct business from 17 customer contact management centers located in Canada, Costa Rica, El Salvador, Mexico and Brazil. International operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, tariffs and taxes, import/export license requirements, the imposition of trade barriers, difficulties in staffing and managing international operations, political uncertainties, longer payment cycles, possible greater difficulties in accounts receivable collection, economic instability as well as political and country-specific risks.

Additionally, we have been granted tax holidays in The Philippines, Costa Rica, El Salvador and India which expire at varying dates from 2012 through 2023. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will renew them. This could potentially result in adverse tax consequences. Any one or more of these factors could have an adverse effect on our international operations and, consequently, on our business, financial condition and results of operations.

As of December 31, 2011, we had cash balances of approximately $163.9 million held in international operations, most of which would be subject to additional taxes if repatriated to the United States.

The U.S. Department of the Treasury released the “General Explanations of the Administration’s Fiscal Year 2013 Revenue Proposals” in February 2012. These proposals represent a significant shift in international tax policy, which may materially impact U.S. taxation of international earnings. We continue to monitor these proposals and are currently evaluating their potential impact on our financial condition, results of operations, and cash flows. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable.

We conduct business in various foreign currencies and are therefore exposed to market risk from changes in foreign currency exchange rates and interest rates, which could impact our results of operations and financial condition. We are also subject to certain exposures arising from the translation and consolidation of the financial results of our foreign subsidiaries. We enter into foreign currency forward and option contracts to hedge against the effect of our foreign currency exchange exposure. However, there can be no assurance that we will take any actions to mitigate such exposure in the future, and if taken, that such actions will be successful or that future changes in currency exchange rates will not have a material adverse impact on our future operating results. A significant change in the value of the U.S. Dollar against the currency of one or more countries where we operate may have a material adverse effect on our financial condition and results of operations. Additionally, our hedging exposure to counterparty credit risks is not secured by any collateral. Although each of the counterparty financial institutions with which we place hedging contracts are investment grade rated by the national rating agencies as of the time of the placement, we can provide no assurances as to the financial stability of any of our counterparties. If a counterparty to one or more of our hedge transactions were to become insolvent, we would be an unsecured creditor and our exposure at the time would depend on foreign exchange rate movements relative to the contracted foreign exchange rate and whether any gains result that are not realized due to a counterparty default.

The fundamental shift in our industry toward global service delivery markets presents various risks to our business.

Clients continue to require blended delivery models using a combination of onshore and offshore support. Our offshore delivery locations include The Philippines, The Peoples Republic of China, India, Costa Rica, El Salvador Mexico and Brazil, and while we have operated in global delivery markets since 1996, there can be no assurance that we will be able to successfully conduct and expand such operations, and a failure to do so could have a material adverse effect on our business, financial condition, and results of operations. The success of our offshore operations will be subject to numerous contingencies, some of which are beyond our control, including general and regional economic conditions, prices for our services, competition, changes in regulation and other risks. In addition, as with all of our operations outside of the United States, we are subject to various additional political, economic and market uncertainties (see “Our international operations and expansion involve various risks”). Additionally, a change in the political environment in the United States or the adoption and enforcement of legislation and regulations curbing the use of offshore customer contact management solutions and services could have a material adverse effect on our business, financial condition and results of operations.

Our global operations expose us to numerous legal and regulatory requirements.

We provide services to our clients’ customers in 23 countries around the world, excluding Spain as a result of the planned sale of those operations. Accordingly, we are subject to numerous legal regimes on matters such as taxation, government sanctions, content requirements, licensing, tariffs, government affairs, data privacy and immigration as well as internal and disclosure control obligations. In the U.S., as well as several of the other countries in which we operate, some of our services must comply with various laws and regulations regarding the method and timing of placing outbound telephone calls. Violations of these various laws and regulations could result in liability for monetary damages, fines and/or criminal prosecution and unfavorable publicity. Changes in U.S. federal, state and international laws and regulations, specifically those relating to the outsourcing of jobs to foreign countries as well as recently enacted statutory and regulatory requirements related to derivative transactions, may adversely affect our ability to perform our services at our overseas facilities or could result in additional taxes on such services, or impact our flexibility to execute strategic hedges, thereby threatening or limiting our ability or the financial benefit to continue to serve certain markets at offshore locations, or the risks associated therewith.

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

Specifically, issues addressed in completing the integration of the operations of ICT into our own operations in order to realize the anticipated benefits of the acquisition include, among other things:

•	integrating our information technology systems with those of ICT;
•	conforming standards, controls, procedures and policies, business cultures and compensation structures between the companies;
•	consolidating corporate and administrative infrastructures;
•	retaining existing customers and attracting new customers;
•	identifying and eliminating redundant and underperforming operations and assets;
•	coordinating geographically dispersed organizations;
•	managing tax costs or inefficiencies associated with integrating the operations of the combined company; and
•	making any necessary modifications to operating control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.

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

We may incur significant cash and non-cash costs in connection with the continued rationalization of assets resulting from acquisitions.

We may incur a number of non-recurring cash and non-cash costs associated with the continued rationalization of assets resulting from acquisitions relating to the closing of facilities and disposition of assets.

We have substantial goodwill and if it becomes impaired, then our profits would be significantly reduced or eliminated and shareholders’ equity would be reduced.

We recorded goodwill as a result of the ICT acquisition. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill. If the carrying value of goodwill exceeds its estimated fair value, impairment is deemed to have occurred and the carrying value of goodwill is written down to fair value. This would result in a charge to our operating earnings.

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

Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted in 2010 subjects us to significant additional executive compensation and corporate governance requirements and disclosures, some of which have yet to be implemented by the SEC. Compliance with their requirements may be costly and adversely affect our business. The Dodd-Frank Act also anticipates the enactment of regulations that may affect the ability of financial institutions to offer credit and hedging instruments without significant additional capital or other costs to them. This may make it more difficult for us to have access to foreign exchange hedging transactions on favorable terms, which may limit the predictability of cash flows from operations and result in increased operating expenses.

Item 1B. Unresolved Staff Comments

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the year ended December 31, 2011 relating to our periodic or current reports filed under the Securities Exchange Act of 1934.

Item 2. Properties

Our principal executive offices are located in Tampa, Florida. This facility currently serves as the headquarters for senior management and the financial, information technology and administrative departments. We believe our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any physical expansion or any space required due to expiring leases not renewed. We operate from time to time in temporary facilities to accommodate growth before new customer contact management centers are available. During 2011, our customer contact management centers, taken as a whole, were utilized at average capacities of approximately 74% and were capable of supporting a higher level of market demand. The following table sets forth additional information concerning our facilities:

Properties	General Usage	Square Feet	Lease Expiration/ Company Owned

AMERICAS LOCATIONS

Tampa, Florida	Corporate headquarters	67,645	June 2016
Nogales, Arizona	Customer contact management center	44,402	January 2015
Fort Smith, Arkansas	Customer contact management center	40,622	April 2021
Malvern, Arkansas	Customer contact management center	32,287	May 2019
Morrilton, Arkansas	Customer contact management center	23,850	July 2016
Sterling, Colorado	Customer contact management center	34,000	Company owned
Lakeland, Florida	Customer contact management center	50,000	July 2014
Bardstown, Kentucky	Customer contact management center	35,813	September 2019
Louisville, Kentucky	Customer contact management center	36,860	May 2012
Morganfield, Kentucky (1)	Customer contact management center	42,000	Company owned
Perry County, Kentucky	Customer contact management center	42,000	Company owned
Wilton, Maine	Customer contact management center	30,000	April 2012
Amherst, New York	Customer contact management center	26,296	May 2013
Bismarck, North Dakota	Customer contact management center	42,000	Company owned
Ponca City, Oklahoma	Customer contact management center	42,000	Company owned
Milton-Freewater, Oregon	Customer contact management center	42,000	Company owned
Allentown, Pennsylvania	Customer contact management center	21,115	September 2013
Bloomburg, Pennsylvania	Customer contact management center	21,800	July 2014
Langhorn, Pennsylvania	Customer contact management center	21,641	March 2017
Langhorn, Pennsylvania	Customer contact management center	14,060	March 2017
Langhorn, Pennsylvania	Customer contact management center	1,396	June 2012
Lockhaven, Pennsylvania	Customer contact management center	23,610	June 2012
Newtown, Pennsylvania (2)	Headquarters	102,000	February 2017
Greenwood, South Carolina	Customer contact management center	25,000	December 2012
Greenwood, South Carolina	Customer contact management center	15,000	December 2018
Kingstree, South Carolina	Customer contact management center	35,000	March 2028
Sumter, South Carolina	Customer contact management center	25,000	April 2014
Sumter, South Carolina	Customer contact management center	17,141	September 2013
Sumter, South Carolina	Customer contact management center	2,141	March 2012
Buchanan County, Virginia	Customer contact management center	42,700	Company owned
Wise, Virginia	Customer contact management center	42,000	Company owned
Spokane, Washington	Customer contact management center	50,000	July 2013
Maitland, Australia	Customer contact management center	10,613	September 2012

(1)	Closed in June, 2011.
(2)	Customer contact management center closed in December, 2011. Excess capacity subleased.

Properties	General Usage	Square Feet	Lease Expiration/ Company Owned

AMERICAS LOCATIONS (continued)

Rhodes (Sydney), Australia	Customer contact management center	9,363	September 2012
Robina, Australia	Customer contact management center	9,364	February 2013
Curitiba, Brazil	Customer contact management center	25,658	July 2012
London, Ontario, Canada	Headquarters	50,000	Company owned
Moncton, New Brunswick, Canada (3)	Customer contact management center	12,714	December 2016
North Bay, Ontario, Canada (3)	Customer contact management center	5,371	May 2013
Sudbury, Ontario, Canada (3)	Customer contact management center	4,150	December 2015
Toronto, Ontario, Canada (3)	Customer contact management center	14,600	June 2012
Ottawa, Ontario, Canada	Customer contact management center	4,170	June 2021
Cornerbrook, New Foundland Labrador, Canada	Customer contact management center	15,151	June 2016
Lindsay, Ontario, Canada	Customer contact management center	15,338	February 2014
Miramichi, New Brunswick, Canada	Customer contact management center	30,000	May 2012
Peterborough, Ontario, Canada	Customer contact management center	17,409	January 2016
Riverview, New Brunswick, Canada	Customer contact management center	49,017	June 2014
Sherebrook, Quebec, Canada	Customer contact management center	26,764	January 2017
St. John, New Brunswick, Canada	Customer contact management center	25,000	February 2015
St. John, New Foundland Labrador, Canada	Customer contact management center	49,000	December 2015
Sydney, Nova Scotia, Canada	Customer contact management center	27,200	February 2016
Hatillo, San Jose, Costa Rica	Customer contact management center	49,138	July 2021
LaAurora, Heredia, Costa Rica (two)	Customer contact management centers	131,912	September 2023
Moravia, San Jose, Costa Rica	Customer contact management center	38,481	July 2027
Barranquilla, Colombia	Customer contact management center	23,121	May 2032
San Salvador, El Salvador	Customer contact management center	119,514	November 2024
Hyderabad, India	Customer contact management center	16,000	June 2014
Mexico City, Mexico	Customer contact management center	59,503	November 2014
Guangzhou, The Peoples Republic of China	Customer contact management center	12,971	March 2012
Shanghai, The Peoples Republic of China	Customer contact management center	70,474	February 2016
Cebu City, The Philippines	Customer contact management center	149,404	December 2026
Makati City, The Philippines	Customer contact management center	68,610	March 2023
Makati City, The Philippines	Customer contact management center	68,268	September 2013
Mandaluyong, The Philippines	Customer contact management center	138,716	April 2022
Mandaluyong, The Philippines	Customer contact management center	82,150	December 2021
Marikina City, The Philippines	Customer contact management center	74,525	March 2012
Marikina City, The Philippines	Customer contact management center	87,275	June 2012
Pasig City, The Philippines	Customer contact management center	117,597	November 2023
Pasig City, The Philippines	Customer contact management center	73,873	September 2012
Quezon City, The Philippines	Customer contact management center	84,250	September 2024
Chesterfield, Missouri (4)	Office	3,618	January 2016
Calgary, Alberta, Canada	Office	7,782	July 2012
Bangalore, India	Office	1,500	January 2014
Makati City, The Philippines	Office	1,497	May 2013
Pasig City, The Philippines	Office	1,917	August 2012

(3)	Considered part of the Toronto, Ontario, Canada customer contact management center.
(4)	Enterprise support services location.

Properties	General Usage	Square Feet	Lease Expiration/ Company Owned

EMEA LOCATIONS

Odense, Denmark	Customer contact management center	13,606	January 2016
Cairo, Egypt	Customer contact management center	27,936	January 2013
Turku, Finland	Customer contact management center	12,508	February 2013
Berlin, Germany	Customer contact management center	60,278	February 2020
Bochum, Germany	Customer contact management center	41,334	December 2013
Pasewalk, Germany	Customer contact management center	46,070	February 2013
Wilhelmshaven, Germany	Customer contact management center	46,000	November 2012
Wilhelmshaven, Germany	Customer contact management center	14,300	August 2012
Budapest, Hungary	Customer contact management center	23,961	March 2013
Dublin, Ireland (5)	Customer contact management center	9,845	March 2014
Shannon, Ireland	Customer contact management center	66,000	January 2013
Bergen, Norway	Customer contact management center	8,654	August 2015
Bodo, Norway	Customer contact management center	4,004	January 2017
Cluj, Romania	Customer contact management center	32,055	April 2030
Edinburgh, Scotland	Customer contact management center/ Office/Headquarters	35,870	September 2019
Kosice, Slovakia	Customer contact management center	40,023	December 2024
Johannesburg, South Africa	Customer contact management center	21,692	July 2012
La Coruña, Spain (6)	Customer contact management center	10,314	December 2012
Lugo, Spain (6)	Customer contact management center	21,442	June 2012
Ponferrada, Spain (6)	Customer contact management center	16,146	December 2028
Ed, Sweden	Customer contact management center	44,061	September 2019
Sveg, Sweden	Customer contact management center	34,975	June 2013
Amsterdam, The Netherlands	Customer contact management center	33,089	September 2012
Galashiels, Scotland	Fulfillment center	126,700	Company owned
Rosersberg, Sweden	Fulfillment center and Sales office	43,056	February 2013
Frankfurt, Germany	Sales office	1,701	September 2012
Madrid, Spain (6)	Office	127	February 2013

(5)	Closed in December, 2010.
(6)	Classified as discontinued operations in December, 2011.

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

We have previously disclosed pending matters involving regulatory sanctions assessed against our Spanish subsidiary, which is classified as discontinued operations. All of these matters relate to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. Based upon the opinion of legal counsel regarding the likely outcome of these matters, we accrued a $1.3 million liability under ASC 450 “Contingencies” because management believed that a loss was probable and the amount of the loss could be reasonably estimated. Due to the favorable rulings by the Spanish Supreme Court, we reversed $0.4 million and $0.5 million of the accrued liability during the years ended December 31, 2011 and 2010, respectively. The remaining accrued liability of $0.4 million is included in “Liabilities held for sale – discontinued operations” in the accompanying Consolidated Balance Sheet at December 31, 2011. As of December 31, 2010, the accrued liability of $0.8 million was included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheet. The final claim was finally decided against us on procedural grounds, but subsequent to year end, the assessed fine associated with that claim was settled at no cost to us.

In connection with the appeal of one of these claims, we issued a bank guarantee, which is included as restricted cash of $0.4 million in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets as of December 31, 2010. Due to the favorable ruling by the Spanish Supreme Court mentioned above, we released the bank guarantee during the three months ended December 31, 2011.

Item 4. Mine Safety Disclosures

Not Applicable.

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

	High	Low
Year Ended December 31, 2011:
Fourth Quarter	$18.96	$13.16
Third Quarter	22.69	10.56
Second Quarter	22.88	18.74
First Quarter	21.11	17.82

Year Ended December 31, 2010:
Fourth Quarter	$21.68	$13.49
Third Quarter	16.70	10.85
Second Quarter	23.46	14.21
First Quarter	26.26	22.59

Holders of our common stock are entitled to receive dividends out of the funds legally available when and if declared by the Board of Directors. We have not declared or paid any cash dividends on our common stock in the past and do not anticipate paying any cash dividends in the foreseeable future.

As of February 24, 2012, there were 985 holders of record of the common stock. We estimate there were approximately 5,000 beneficial owners of our common stock.

Below is a summary of stock repurchases for the quarter ended December 31, 2011 (in thousands, except average price per share).

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs

October 1, 2011 - October 31, 2011	-	-	-	3,000
November 1, 2011 - November 30, 2011	275	14.63	275	2,725
December 1, 2011 - December 31, 2011	219	14.95	219	2,506

Total	494		494	2,506

(1)

All shares purchased as part of the repurchase plan publicly announced on August 8, 2011. Total number of shares approved for repurchase under the 2011 Repurchase Plan was 5.0 million with no expiration date. All of the available shares available under the repurchase plan publicly announced on August 5, 2002 have been repurchased.

Five-Year Stock Performance Graph

The following graph presents a comparison of the cumulative shareholder return on the common stock with the cumulative total return on the NASDAQ Computer and Data Processing Services Index, the NASDAQ Telecommunications Index, the Russell 2000 Index, the S&P Small Cap 600 and the SYKES Peer Group (as defined below). The SYKES Peer Group is comprised of publicly traded companies that derive a substantial portion of their revenues from call center, customer care business, have similar business models to SYKES, and are those most commonly compared to SYKES by industry analysts following SYKES. This graph assumes that $100 was invested on December 31, 2006 in SYKES common stock, the NASDAQ Computer and Data Processing Services Index, the NASDAQ Telecommunications Index, the Russell 2000 Index, the S&P Small Cap 600 and SYKES Peer Group, including reinvestment of dividends.

Comparison of Five-Year Cumulative Total Return

SYKES Peer Group	Ticker Symbol

Convergys Corp.	CVG
StarTek, Inc.	SRT
TeleTech Holdings, Inc.	TTEC

There was a change to the SYKES Peer Group with respect to APAC Customer Service, Inc. (“APAC”), which was acquired by One Equity Partners, the private investment firm owned by JP Morgan Chase & Co. in October 2011. With the acquisition of APAC, the Peer Group excludes the share price performance of APAC for the past 5 years as APAC shares no longer trade on NASDAQ.

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

During 2011, we committed to a plan to sell our operations in Spain. Also, we sold our Argentine operations during 2010. Accordingly, we have reclassified the selected financial data for all periods presented to reflect these results as discontinued operations in accordance with Accounting Standards Codification 205-20 “Discontinued Operations”.

The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the accompanying Consolidated Financial Statements and related notes thereto.

	Years Ended December 31,
(in thousands, except per share data)	2011	2010	2009	2008	2007
Income Statement Data: (1)
Revenues	$1,169,267	$1,121,911	$769,353	$749,004	$662,033
Income from continuing operations (2,4,6,7,8,9)	65,535	37,981	71,172	64,942	55,632
Income from continuing operations, net of taxes (2,4,6,7,8,9)	52,314	26,115	44,667	60,490	44,461
(Loss) from discontinued operations, net of taxes (3)	(4,532)	(12,893)	(1,456)	71	(4,602)
Gain (loss) on sale of discontinued operations, net of taxes (5)	559	(23,495)	-	-	-
Net income (loss)	48,341	(10,273)	43,211	60,561	39,859

Net Income (Loss) Per Common Share: (1)
Basic:
Continuing operations (2,4,6,7,8,9)	$1.15	$0.57	$1.10	$1.49	$1.10
Discontinued operations (3,5)	(0.09)	(0.79)	(0.04)	0.00	(0.11)

Net income (loss) per common share	$1.06	$(0.22)	$1.06	$1.49	$0.99

Diluted:
Continuing operations (2,4,6,7,8,9)	$1.15	$0.57	$1.09	$1.48	$1.09
Discontinued operations (3,5)	(0.09)	(0.79)	(0.04)	0.00	(0.11)

Net income (loss) per common share	$1.06	$(0.22)	$1.05	$1.48	$0.98

Weighted Average Shares: (1)
Basic	45,506	46,030	40,707	40,618	40,387
Diluted	45,607	46,133	41,026	40,961	40,699

Balance Sheet Data: (1,10)
Total assets	$769,130	$794,600	$672,471	$529,542	$505,475
Shareholders’ equity	573,566	583,195	450,674	384,030	365,321

(1)	The amounts for 2011 and 2010 include the ICT acquisition completed on February 2, 2010.
(2)

The amounts for 2011 include $11.8 million in ICT acquisition-related costs, a $3.7 million net gain on the sale of the land and building in Minot, North Dakota, a $1.7 million impairment of long-lived assets and a $0.5 million net gain on insurance settlement.

(3)	The amounts for all periods presented include the operations in Spain, which were classified as held for sale as of December 31, 2011, and the Argentine operations, which were sold in 2010.
(4)	The amounts for 2011 includes $5.8 million related to the Fourth Quarter 2011 Exit Plan.
(5)	The amounts for 2011 and 2010 include the gain (loss) on sale of the Argentine operations.
(6)

The amounts for 2010 include $46.3 million in ICT acquisition-related costs, a $3.3 million impairment of long-lived assets, a $2.0 million net gain on insurance settlement and a $0.4 million impairment of goodwill and intangibles.

(7)	The amounts for 2009 include $3.3 million in ICT acquisition-related costs and a $1.9 million impairment of goodwill and intangibles.
(8)

The amounts for 2009 include a $14.7 million charge to provision for income taxes related to our change of intent in the fourth quarter of 2009 regarding the permanent reinvestment of foreign subsidiaries’ accumulated and undistributed earnings and a $2.1 million impairment loss on our investment in SHPS.

(9)

The amounts for 2007 include a $1.3 million provision for regulatory penalties related to privacy claims associated with the alleged inappropriate acquisition of personal bank account information in our Spanish subsidiary. The amounts for 2011 and 2010 each include a $0.4 million recovery of these regulatory penalties.

(10)	SYKES has not declared cash dividends per common share for any of the five years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and the notes thereto that appear elsewhere in this Annual Report on Form 10-K. The following discussion and analysis compares the year ended December 31, 2011 (“2011”) to the year ended December 31, 2010 (“2010”), and 2010 to the year ended December 31, 2009 (“2009”).

The following discussion and analysis and other sections of this document contain forward-looking statements that involve risks and uncertainties. Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. Future events and actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis and in this Annual Report on Form 10-K for the year ended December 31, 2011 in Item 1.A., “Risk Factors.”

Overview

We provide an array of sophisticated customer contact management solutions to a wide range of clients including Fortune 1000 companies, medium-sized businesses, and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure, healthcare and other industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which include customer assistance, healthcare and roadside assistance, technical support and product sales to our clients’ customers. These services, which represented 98% of consolidated revenues in 2011, are delivered through multiple communication channels encompassing phone, e-mail, Internet, text messaging and chat. We also provide various enterprise support services in the United States (“U.S.”) that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including multilingual sales order processing via the Internet and phone, payment processing, inventory control, product delivery, and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers throughout the United States, Canada, Latin America, Australia, the Asia Pacific Rim, Europe and Africa.

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

The net gain (loss) on disposal of property and equipment includes the net gain on sale in 2011 of the land and building located in Minot, North Dakota.

The net gain on insurance settlement in 2011 and 2010 includes the insurance proceeds received for typhoon damage to one of our customer contact management centers in The Philippines.

The impairment of goodwill and intangibles in 2010 is primarily related to customer relationships in the ICT-acquired United Kingdom operations. The impairment of goodwill and intangibles in 2009 is related to the March 2005 acquisition of Kelly, Luthmer & Associates Limited (“KLA”), our Employee Assistance and Occupational Health operations in Calgary, Alberta Canada.

The impairment of long-lived assets, primarily leasehold improvements and equipment, in the Americas and EMEA segments in 2011 and 2010 were related to an ongoing effort to streamline excess capacity related to the ICT acquisition and align it with the needs of the market, optimize capacity utilization and improve overall profitability.

Interest income primarily relates to interest earned on cash and cash equivalents and foreign tax refunds. Interest expense primarily includes commitment fees charged on the unused portion of our revolving credit facility and interest on borrowings in 2010 related to the ICT acquisition, as more fully described in this Item 7, under “Liquidity and Capital Resources.”

Impairment (loss) on investment in SHPS represents the estimated fair value adjustment and subsequent liquidation of our noncontrolling interest in SHPS by converting our SHPS common stock into cash for $0.000001 per share.

Other (expense) includes gains and losses on foreign currency derivative instruments not designated as hedges, foreign currency transaction gains and losses and other miscellaneous income (expense).

Our effective tax rate for the periods presented includes the effects of state income taxes, net of federal tax benefit, tax holidays, valuation allowance changes, foreign rate differentials, foreign withholding and other taxes, and permanent differences.

Discontinued Operations

In November 2011, we committed to a plan to sell our operations in Spain. We have reflected the operating results related to the operations in Spain as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. The assets and related liabilities of Spain are presented as held for sale in the accompanying Consolidated Balance Sheet as of December 31, 2011. This business was historically reported as part of the EMEA segment.

In December 2010, we sold our Argentine operations pursuant to stock purchase agreements, dated December 16, 2010 and December 29, 2010. We have reflected the operating results related to the Argentine operations as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. This business was historically reported as part of the Americas segment.

See “Results of Operations – Discontinued Operations” later in this Item 7 for more information. Unless otherwise noted, discussions below pertain only to our continuing operations.

Acquisition of ICT

On February 2, 2010, we completed the acquisition of ICT Group, Inc. (“ICT”), a Pennsylvania corporation and a leading global provider of outsourced customer management and BPO solutions. We refer to such acquisition herein as the “ICT acquisition.”

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

The total aggregate purchase price of the transaction of $277.8 million was comprised of $141.1 million in cash and 5.6 million shares of SYKES common stock valued at $136.7 million. The transaction was funded through borrowings consisting of a $75 million short-term loan from KeyBank National Association (“KeyBank”) in December 2009, due March 31, 2010, and a $75 million term loan from a syndicate of banks due in varying installments through February 1, 2013. Both of these loans were repaid during 2010 and are no longer available for borrowings. See “Liquidity & Capital Resources” later in this Item 7 for further information.

The results of operations of ICT have been reflected in the accompanying Consolidated Statement of Operations for the year ended December 31, 2011 and the period from February 2, 2010 to December 31, 2010.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the accompanying Consolidated Statements of Operations:

	Years Ended December 31,
	2011	2010	2009

Percentage of Revenue:
Revenues	100.0%	100.0%	100.0%
Direct salaries and related costs	65.3	63.8	62.6
General and administrative	29.2	32.7	27.8
Net (gain) loss on disposal of property and equipment	(0.3)	0.0	-
Net (gain) on insurance settlement	-	(0.2)	-
Impairment of goodwill and intangibles	-	-	0.2
Impairment of long-lived assets	0.1	0.3	-

Income from continuing operations	5.7	3.4	9.4
Interest income	0.1	0.1	0.3
Interest (expense)	(0.1)	(0.4)	-
Impairment (loss) on investment in SHPS	-	-	(0.3)
Other (expense)	(0.2)	(0.5)	-

Income from continuing operations before income taxes	5.5	2.6	9.4
Income taxes	1.0	0.2	3.4

Income from continuing operations, net of taxes	4.5	2.4	6.0
(Loss) from discontinued operations, net of taxes	(0.3)	(3.2)	(0.2)

Net income (loss)	4.2%	(0.8)%	5.8%

The following table sets forth, for the periods indicated, certain data derived from the accompanying Consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2011	2010	2009
Revenues	$1,169,267	$1,121,911	$769,353
Direct salaries and related costs	763,930	715,571	481,823
General and administrative	341,586	366,565	214,255
Net (gain) loss on disposal of property and equipment	(3,021)	143	195
Net (gain) on insurance settlement	(481)	(1,991)	-
Impairment of goodwill and intangibles	-	362	1,908
Impairment of long-lived assets	1,718	3,280	-

Income from continuing operations	65,535	37,981	71,172
Interest income	1,352	1,201	2,287
Interest (expense)	(1,132)	(4,963)	(302)
Impairment (loss) on investment in SHPS	-	-	(2,089)
Other (expense)	(2,099)	(5,907)	(283)

Income from continuing operations before income taxes	63,656	28,312	70,785
Income taxes	11,342	2,197	26,118

Income from continuing operations, net of taxes	52,314	26,115	44,667
(Loss) from discontinued operations, net of taxes	(3,973)	(36,388)	(1,456)

Net income (loss)	$48,341	$(10,273)	$43,211

The following table summarizes our revenues for the periods indicated, by reporting segment (in thousands):

		Years Ended December 31,

	2011		2010		2009
Americas	$963,142	82.4%	$934,329	83.3%	$565,022	73.4%
EMEA	206,125	17.6%	187,582	16.7%	204,331	26.6%

Consolidated	$1,169,267	100.0%	$1,121,911	100.0%	$769,353	100.0%

The following table summarizes certain amounts and percentages of revenues for the periods indicated, by reporting segment (in thousands):

		Years Ended December 31,

	2011		2010		2009
Direct salaries and related costs:
Americas	$611,783	63.5%	$580,741	62.2%	$341,681	60.5%
EMEA	152,147	73.8%	134,830	71.9%	140,142	68.6%

Consolidated	$763,930	65.3%	$715,571	63.8%	$481,823	62.6%

General and administrative:
Americas	$237,899	24.7%	$244,213	26.1%	$119,998	21.2%
EMEA	57,241	27.8%	57,714	30.8%	50,756	24.8%
Corporate	46,446	-	64,638	-	43,501	-

Consolidated	$341,586	29.2%	$366,565	32.7%	$214,255	27.8%

Net (gain) loss on disposal ofproperty and equipment:
Americas	$(3,030)	(0.3)%	$78	0.0%	$48	0.0%
EMEA	9	0.0%	65	0.0%	147	0.1%

Consolidated	$(3,021)	(0.3)%	$143	0.0%	$195	0.0%

Net (gain) on insurance settlement:
Americas	$(481)	0.0%	$(1,991)	(0.2)%	$-	0.0%
EMEA	-	0.0%	-	0.0%	-	0.0%

Consolidated	$(481)	0.0%	$(1,991)	(0.2)%	$-	0.0%

Impairment of goodwill andintangibles:
Americas	$-	0.0%	$-	0.0%	$1,908	0.3%
EMEA	-	0.0%	362	0.2%	-	0.0%

Consolidated	$-	0.0%	$362	0.0%	$1,908	0.2%

Impairment of long-lived assets:
Americas	$1,244	0.1%	$3,121	0.3%	$-	0.0%
EMEA	474	0.2%	159	0.1%	-	0.0%

Consolidated	$1,718	0.1%	$3,280	0.3%	$-	0.0%

2011 Compared to 2010

Revenues

For 2011, we recognized consolidated revenues of $1,169.3 million, an increase of $47.4 million or 4.2%, from $1,121.9 million in 2010.

On a geographic segment basis, revenues from the Americas region, including the United States, Canada, Latin America, Australia and the Asia Pacific Rim, represented 82.4%, or $963.1 million, for 2011 compared to 83.3%, or $934.3 million, for the comparable period in 2010. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 17.6%, or $206.2 million, for the year ended December 31, 2011 compared to 16.7%, or $187.6 million, for the comparable period in 2010.

America’s revenues increased $28.8 million, including the positive foreign currency impact of $10.8 million, for 2011 from 2010, principally due to higher acquisition-related revenues of $4.2 million, new client programs and higher volumes within new and certain existing clients. Revenues from our offshore operations represented 47.8% of Americas’ revenues, compared to 47.7% in 2010. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our focus to re-price or replace certain sub-profitable target client programs.

EMEA’s revenues increased $18.6 million, including the positive foreign currency impact of $9.9 million, for the year ended December 31, 2011 from the comparable period in 2010, principally due to new client programs and higher volumes within new and certain existing clients. This $18.6 million increase is net of a $1.2 million decrease in revenues due to the closure of certain sites in connection with the Fourth Quarter 2010 Exit Plan.

Direct Salaries and Related Costs

Direct salaries and related costs increased $48.4 million, or 6.7%, to $763.9 million for 2011 from $715.5 million in 2010.

On a reporting segment basis, direct salaries and related costs from the Americas segment increased $31.1 million, including the negative foreign currency impact of $16.9 million, for 2011 from 2010. Direct salaries and related costs from the EMEA segment increased $17.3 million, including the negative foreign currency impact of $7.2 million, for 2011 from 2010.

In the Americas segment, as a percentage of revenues, direct salaries and related costs increased to 63.5% for 2011 from 62.2% in 2010. This increase of 1.3%, as a percentage of revenues, was primarily attributable to higher compensation costs of 1.4% (principally related to lower volumes within certain existing clients without a commensurate reduction in labor costs) and higher other costs of 0.1%, partially offset by lower communication costs of 0.2%.

In the EMEA segment, as a percentage of revenues, direct salaries and related costs increased to 73.8% for 2011 from 71.9% in 2010. This increase of 1.9%, as a percentage of revenues, was primarily attributable to higher severance costs of 0.7% due to the closure of certain sites in connection with the Fourth Quarter 2011 Exit Plan, higher compensation costs of 0.6%, higher fulfillment shipping material costs of 0.4%, higher communication costs of 0.2%, higher automobile-related costs of 0.2% and higher other costs of 0.1%, partially offset by lower travel costs of 0.3%.

General and Administrative

General and administrative expenses decreased $25.0 million, or 6.8%, to $341.6 million for 2011 from $366.6 million in 2010.

On a reporting segment basis, general and administrative expenses from the Americas segment decreased $6.3 million, including the negative foreign currency impact of $5.3 million, for 2011 from 2010. General and administrative expenses from the EMEA segment decreased $0.5 million, including the negative foreign currency impact of $2.5 million, for 2011 from 2010. Corporate general and administrative expenses decreased $18.2 million for 2011 from 2010. This decrease of $18.2 million was primarily attributable to lower merger and acquisition costs of $22.9 million, partially offset by higher legal and professional fees of $1.4 million, higher charitable contributions of $1.3 million, higher software maintenance of $0.6 million, higher compensation costs of $0.6 million, higher consulting costs of $0.2 million, higher training costs of $0.2 million and higher other costs of $0.4 million.

In the Americas segment, as a percentage of revenues, general and administrative expenses decreased to 24.7% for 2011 from 26.1% in 2010. This decrease of 1.4%, as a percentage of revenues, was primarily attributable to lower merger and acquisition costs of 0.9%, lower depreciation of 0.3% and lower other taxes of 0.2%.

In the EMEA segment, as a percentage of revenues, general and administrative expenses decreased to 27.8% for 2011 from 30.8% in 2010. This decrease of 3.0%, as a percentage of revenues, was primarily attributable to lower compensation costs of 1.2%, lower merger and acquisition costs of 1.0%, lower facility-related costs of 0.6%, lower travel costs of 0.3%, lower legal and professional fees of 0.3% and lower other costs of 0.4%, partially offset by higher severance costs of 0.8% primarily due to the closure of certain sites in connection with the Fourth Quarter 2011 Exit Plan.

Net (Gain) Loss on Disposal of Property and Equipment

Net (gain) on disposal of property and equipment was $(3.0) million during 2011, primarily due to the gain on the sale of land and a building located in Minot, North Dakota. Net loss on disposal of property and equipment was $0.1 million during 2010.

Net (Gain) on Insurance Settlement

Net (gain) on insurance settlement of $(0.5) million and $(2.0) million in 2011 and 2010, respectively, primarily relates to funds received for flood damage from Typhoon Ondoy to the building and contents of one of our customer contact management centers located in Marikina City, The Philippines (acquired as part of the ICT acquisition). The damaged property and equipment had been written down by ICT prior to the ICT acquisition in February 2010. No additional funds are expected related to the Typhoon Ondoy insurance claim.

Impairment of Goodwill and Intangibles

We make certain estimates and assumptions, including, among other things, an assessment of market conditions and projections of cash flows, investment rates and cost of capital and growth rates when estimating the value of our intangibles. Based on actual and forecasted operating results and deterioration of the related customer base in our ICT-acquired United Kingdom operations, the EMEA segment recorded a $0.4 million impairment of goodwill and intangibles, primarily customer relationships, during 2010 (none in 2011).

Impairment of Long-Lived Assets

During 2011, we recorded a $1.7 million impairment of long-lived assets, primarily leasehold improvements and equipment, consisting of $1.2 million in the Americas segment and $0.5 million in the EMEA segment. During 2010, we recorded a $3.3 million impairment of long-lived assets, primarily leasehold improvements and equipment, consisting of $3.1 million in the Americas segment and $0.2 million in the EMEA segment. The impairments represented the amount by which the carrying value of the assets exceeded the estimated fair value of those assets which cannot be redeployed to other locations.

Interest Income

Interest income was $1.4 million for 2011, compared to $1.2 million in 2010. The increase of $0.2 million reflects higher average balances of interest bearing investments in cash and cash equivalents.

Interest (Expense)

Interest (expense) was $(1.1) million for 2011, compared to $(4.9) million in 2010. The decrease of $3.8 million reflects interest and fees on higher average levels of borrowings in 2010 related to the ICT acquisition.

Other (Expense)

Other (expense), net, was $(2.1) million for 2011, compared to $(5.9) million in 2010. The net decrease in other

(expense), net, of $3.8 million was primarily attributable to a decrease of $3.1 million in forward currency contract losses (which were not designated as hedging instruments) and a decrease of $1.4 million in foreign currency transaction losses, net of gains, partially offset by a decrease of $0.7 million in other miscellaneous income, net. Other (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in “Accumulated other comprehensive income” in shareholders’ equity in the accompanying Consolidated Balance Sheets.

Income Taxes

The provision for income taxes of $11.3 million for 2011 was based upon pre-tax income of $63.7 million, compared to the provision for income taxes of $2.2 million for 2010 based upon pre-tax income of $28.3 million. The effective tax rate was 17.8% for 2011, compared to an effective tax rate of 7.8% for 2010.

The increase in the effective tax rate of 10.0% resulted primarily from the shift of earnings to higher tax jurisdictions, partially offset by a favorable foreign tax rate differential, changes in uncertain tax positions due to the favorable settlements of tax audits and expiring statutes of limitation, in conjunction with 2010 tax benefits related to the ICT legal entity reorganization.

On December 17, 2010 the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the “Tax Relief Act”) was enacted. Included in the Tax Relief Act is the extension until December 31, 2011 of Internal Revenue Code Section 954(c)(6). As a result of this extension, we changed our intent to distribute current earnings from various foreign operations to their foreign parents. These tax provisions permit continued tax deferral through 2011 on such distributions that would otherwise be taxable immediately in the United States. While the distributions are not taxable in the United States, related withholding taxes of $2.7 million are included in the provision for income taxes in the accompanying Consolidated Statement of Operations for 2011.

Prior to the passage of the Tax Relief Act, we determined that we intended to distribute all of the current year and future years’ earnings of a non-U.S. subsidiary to its foreign parent. Withholding taxes of $0.9 million related to this distribution are included in the provision for income taxes in the accompanying Consolidated Statement of Operations for 2011.

(Loss) from Discontinued Operations

In November 2011, we committed to a plan to sell our Spanish operations. Also, in December 2010, we sold our Argentine operations. Accordingly, we have reflected the operating results related to these operations as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. The (loss) from discontinued operations, net of taxes, totaled $(4.6) million and $(12.9) million for 2011 and 2010, respectively. The gain (loss) on sale, net of taxes, of the Argentine operations totaled $0.5 million and $(23.5) million for 2011 and 2010, respectively. The gain on sale during 2011 resulted from the reversal of the accrued liability related to the expiration of the indemnification to the purchaser for the possible loss of a specific client business.

Net Income (Loss)

As a result of the foregoing, we reported income from continuing operations for 2011 of $65.5 million, an increase of $27.6 million from 2010. This increase was principally attributable to a $47.4 million increase in revenues, a $25.0 million decrease in general and administrative costs, a $3.1 million increase in net gain on disposal of property and equipment, a $1.6 million decrease in impairment of long-lived assets and a decrease in impairment of goodwill and intangibles of $0.4 million, partially offset by a $48.4 million increase in direct salaries and related costs and a $1.5 million decrease in net gain on insurance settlement. In addition to the $27.6 million increase in income from continuing operations, we experienced a $3.8 million decrease in other expense, net, a decrease in interest expense of $3.8 million, a $0.2 million increase in interest income, a decrease of $8.3 million in loss from discontinued operations and a $24.0 million decrease in loss on sale of discontinued operations, partially offset by an increase of $9.1 million in the tax provision, resulting in net income of $48.3 million for 2011, an increase of $58.6 million compared to 2010.

2010 Compared to 2009

Revenues

In 2010, we recognized consolidated revenues of $1,121.9 million, an increase of $352.5 million or 45.8%, from $769.4 million in 2009. Excluding the ICT revenues of $362.7 million, revenues decreased $10.2 million for 2010 compared to 2009.

On a geographic segment basis, revenues from the Americas region, including the United States, Canada, Latin America, Australia and the Asia Pacific Rim, represented 83.3%, or $934.3 million, for 2010 compared to 73.4%, or $565.0 million, for 2009. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 16.7%, or $187.6 million, for 2010 compared to 26.6%, or $204.4 million, for 2009.

Americas’ revenues increased $369.3 million, including the positive foreign currency impact of $36.2 million, for 2010 from 2009, principally due to higher acquisition-related revenues of $361.5 million, partially offset by expiration of certain client programs and lower than forecasted demand within certain clients. Revenues from our offshore operations represented 47.7% of Americas’ revenues for 2010, compared to 57.5% in 2009. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our focus to re-price or replace certain sub-profitable target client programs.

EMEA’s revenues decreased $16.8 million, including the negative foreign currency impact of $3.2 million, for 2010 from 2009, principally due largely to client program expirations, near-shore migration to lower cost geographies in Egypt, Romania and Germany and sustained weakness in the technology and communication verticals. This decrease is partially offset by a $1.2 million increase in acquisition-related revenues.

Direct Salaries and Related Costs

Direct salaries and related costs increased $233.7 million, or 48.5%, to $715.5 million for 2010 from $481.8 million in 2009. This increase includes ICT direct salaries and related costs of $230.1 million for 2010.

On a reporting segment basis, direct salaries and related costs from the Americas segment increased $239.0 million, including the negative foreign currency impact of $26.4 million, for 2010 from 2009. Direct salaries and related costs from the EMEA segment decreased $5.3 million, including the positive foreign currency impact of $2.6 million, for 2010 from 2009.

In the Americas segment, as a percentage of revenues, direct salaries and related costs increased to 62.2% for 2010 from 60.5% in 2009. This increase of 1.7%, as a percentage of revenues, was primarily attributable to higher compensation costs of 2.8% (related to lower than forecasted demand within certain clients without a commensurate reduction in labor costs and wage increases in certain geographies), higher communication costs of 0.6% and higher billable supply costs of 0.3%, partially offset by lower automobile tow claim costs of 1.4%, lower travel costs of 0.2%, lower bonus award costs of 0.1% and lower other costs of 0.3%.

In the EMEA segment, as a percentage of revenues, direct salaries and related costs increased to 71.9% for 2010 from 68.6% in 2009. This increase of 3.3%, as a percentage of revenues, was primarily attributable to higher compensation costs of 1.7% (related to near-shore migration to new facilities in Egypt, Romania and Germany and the corresponding termination and duplicative costs), higher severance costs of 0.8%, higher recruiting costs of 0.3%, higher communication costs of 0.2%, higher travel costs of 0.2% and higher other costs of 0.1%.

General and Administrative

General and administrative expenses increased $152.3 million, or 71.1%, to $366.6 million for 2010 from $214.3 million in 2009. This increase includes ICT general and administrative costs of $139.6 million for 2010.

On a reporting segment basis, general and administrative expenses from the Americas segment increased $124.2 million, including the negative foreign currency impact of $8.3 million, for 2010 from 2009. General and administrative expenses from the EMEA segment increased $7.0 million, including the positive foreign currency impact of $1.3 million, for 2010 from 2009. Corporate general and administrative expenses increased $21.1 million for 2010 from 2009. This increase of $21.1 million was primarily attributable to higher merger and acquisition costs of $20.9 million, higher compensation costs of $0.6 million, higher travel costs of $0.4 million, higher dues and subscriptions of $0.3 million and higher training costs of $0.3 million, partially offset by lower legal and professional fees of $0.9 million and lower business development costs of $0.4 million and lower other costs of $0.1 million.

In the Americas segment, as a percentage of revenues, general and administrative expenses increased to 26.1% for 2010 from 21.2% in 2009. This increase of 4.9%, as a percentage of revenues, was primarily attributable to higher depreciation costs of 1.9%, higher facility-related costs of 1.3%, higher merger and acquisition costs of 0.9%, higher equipment and maintenance costs of 0.7% and higher compensation costs of 0.5%, partially offset by lower bad debt expense of 0.2% and lower other costs of 0.2%.

In the EMEA segment, as a percentage of revenues, general and administrative expenses increased to 30.8% for 2010 from 24.8% in 2009. This increase of 6.0%, as a percentage of revenues, was primarily attributable to higher facility-related costs of 1.9%, higher compensation costs of 0.9% (related to near-shore migration to new facilities in Egypt, Romania and Germany in 2010 and the corresponding termination and duplicative costs), higher merger and acquisition costs of 0.9%, higher travel costs of 0.6%, higher legal and professional fees of 0.5%, higher depreciation costs of 0.4%, higher equipment and maintenance costs of 0.2%, higher communications costs of 0.2% and higher other costs of 0.4%.

Net (Gain) Loss on Disposal of Property and Equipment

Net loss on disposal of property and equipment was $0.1 million during 2010, compared to $0.2 million in 2009, a decrease of $0.1 million.

Net (Gain) on Insurance Settlement

Net (gain) on insurance settlement of $(2.0) million in 2010 (none in 2009) relates to funds received for flood damage from Typhoon Ondoy to the building and contents of one of our customer contact management centers located in Marikina City, The Philippines (acquired as part of the ICT acquisition). The damaged property and equipment had been written down by ICT prior to the ICT acquisition in February 2010.

Impairment of Goodwill and Intangibles

We make certain estimates and assumptions, including, among other things, an assessment of market conditions and projections of cash flows, investment rates and cost of capital and growth rates when estimating the value of our intangibles. Based on actual and forecasted operating results and deterioration of the related customer base in our ICT-acquired United Kingdom operations, the EMEA segment recorded a $0.4 million impairment of goodwill and intangibles, primarily customer relationships, during 2010. The Americas segment recorded a $1.9 million impairment of goodwill and intangibles during 2009 related to the March 2005 acquisition of KLA.

Impairment of Long-Lived Assets

During 2010, we recorded a $3.3 million impairment of long-lived assets, primarily leasehold improvements and equipment, consisting of $3.1 million in the Americas segment and $0.2 million in the EMEA segment (none in 2009). The impairments represented the amount by which the carrying value of the assets exceeded the estimated fair value of those assets which cannot be redeployed to other locations.

Interest Income

Interest income was $1.2 million during 2010, compared to $2.3 million in 2009. The decrease of $1.1 million reflects lower average rates earned on lower average balances of interest bearing investments in cash and cash equivalents.

Interest (Expense)

Interest (expense) was $(4.9) million during 2010, compared to $(0.2) million in 2009. The increase of $4.7 million reflecting interest and fees on higher average levels of borrowings in 2010 related to the ICT acquisition.

Impairment (Loss) on Investment in SHPS

In the Americas segment, we recorded an impairment of $2.1 million on our entire investment in SHPS during 2009 (none in 2010).

Other (Expense)

Other (expense), net, was $(5.9) million during 2010, compared to $(0.3) million in 2009. The net increase in other (expense), net, of $5.6 million was primarily attributable to an increase of $2.6 million in forward currency contract losses (which were not designated as hedging instruments), an increase of $2.6 million in foreign currency transaction losses, net of gains, and a decrease of $0.4 million in other miscellaneous income, net. Other (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in “Accumulated other comprehensive income” in shareholders’ equity in the accompanying Consolidated Balance Sheets.

Income Taxes

The provision for income taxes of $2.2 million for 2010 was based upon pre-tax income of $28.3 million, compared to the provision for income taxes of $26.1 million for 2009 based upon pre-tax income of $70.8 million. The effective tax rate was 7.8% for 2010 compared to an effective tax rate of 36.9% for 2009.

The decrease in the effective tax rate of 29.1% resulted primarily from the proportionately higher income under tax holiday jurisdictions, the foreign tax rate differential, a favorable change in uncertain tax positions due to a favorable settlement of a tax audit, expiring statutes of limitation and tax benefits related to the ICT legal entity reorganization, and the absence of an unfavorable impact related to the $85.0 million change of intent to repatriate foreign earnings in 2009, partially offset by the lack of a release of valuation allowances and a higher proportion of withholding taxes in 2010.

On December 17, 2010 the Tax Relief Act was enacted. Included in the Tax Relief Act is the extension until December 31, 2011 of Internal Revenue Code Section 954(c)(6). As a result of this extension, we changed our intent to distribute current earnings from various foreign operations to their foreign parents. These tax provisions permit continued tax deferral on such distributions that would otherwise be taxable immediately in the United States. While the distributions are not taxable in the United States, related withholding taxes of $1.7 million are included in the provision for income taxes in the accompanying Consolidated Statement of Operations for 2010.

Prior to the passage of the Tax Relief Act, we determined that we intended to distribute all of the current year and future years’ earnings of a non-U.S. subsidiary to its foreign parent. Withholding taxes of $0.9 million related to this distribution are included in the provision for income taxes in the accompanying Consolidated Statement of Operations for 2010.

(Loss) from Discontinued Operations

In November 2011, we committed to a plan to sell our Spanish operations. Also, in December 2010, we sold our Argentine operations. Accordingly, we have reflected the operating results related to these operations as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. The (loss) from discontinued operations, net of taxes, totaled $(12.9) million and $(1.5) million for 2010 and 2009, respectively. The (loss) on sale, net of taxes, of the Argentine operations totaled $(23.5) million for 2010 (none in 2009).

Net Income (Loss)

As a result of the foregoing, we reported income from continuing operations for 2010 of $38.0 million, a decrease of $33.2 million from 2009. This decrease was principally attributable to a $233.7 million increase in direct salaries and related costs, a $152.3 million increase in general and administrative costs and a $3.3 million impairment of long-lived assets, partially offset by a $352.5 million increase in revenues, a $2.0 million net gain on insurance settlement, a decrease in impairment of goodwill and intangibles of $1.5 million and a $0.1 million decrease in net loss on disposal of property and equipment. In addition to the $33.2 million decrease in income from continuing operations, we experienced a $5.6 million increase in other expense, net, an increase in interest expense of $4.7 million, a $1.1 million decrease in interest income, an increase of $11.4 million of loss from discontinued operations and a $23.5 million loss on sale of discontinued operations, partially offset by a decrease of $2.1 million due to the impairment loss on investment in SHPS in 2009 and a $23.9 million lower tax provision, resulting in a net loss of $10.3 million for 2010, a decrease of $53.5 million compared to 2009.

Quarterly Results

The following information presents our unaudited quarterly operating results from continuing operations for 2011 and 2010. During 2011, we committed to a plan to sell our operations in Spain. Also, we sold our Argentine operations during 2010. Accordingly, we have reclassified the selected financial data for all periods presented to reflect these results as discontinued operations in accordance with Accounting Standards Codification 205-20 “Discontinued Operations”. The data has been prepared on a basis consistent with the accompanying Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, and includes all adjustments, consisting of normal recurring accruals, that we consider necessary for a fair presentation thereof.

(in thousands, except per share data)	12/31/2011	9/30/2011	6/30/2011	3/31/2011	12/31/2010	9/30/2010	6/30/2010	3/31/2010

Revenues (1)	$276,234	$293,310	$300,273	$299,450	$300,422	$286,499	$280,377	$254,613

Operating expenses:
Direct salaries and related costs (1,2)	181,978	189,082	198,779	194,091	191,517	182,825	180,118	161,111
General and administrative (1,3,4)	82,086	82,553	88,370	88,577	94,978	85,288	88,237	98,062
Net (gain) loss on disposal of property and equipment (5)	411	(8)	(3,611)	187	143	-	-	-
Net (gain) on insurance settlement	-	(437)	-	(44)	(1,991)	-	-	-
Impairment of goodwill and intangibles	-	-	-	-	-	362	-	-
Impairment of long-lived assets	954	38	-	726	177	3,103	-	-

Total operating expenses	265,429	271,228	283,538	283,537	284,824	271,578	268,355	259,173

Income (loss) from continuing operations	10,805	22,082	16,735	15,913	15,598	14,921	12,022	(4,560)

Other income (expense):
Interest income	405	357	310	280	393	308	272	228
Interest (expense) (6)	(305)	(272)	(288)	(267)	(209)	(1,214)	(1,364)	(2,176)
Other income (expense)	173	(329)	(378)	(1,565)	(348)	(589)	(3,553)	(1,417)

Total other income (expense)	273	(244)	(356)	(1,552)	(164)	(1,495)	(4,645)	(3,365)

Income (loss) from continuing operations before income taxes	11,078	21,838	16,379	14,361	15,434	13,426	7,377	(7,925)
Income taxes	5,118	2,969	2,683	572	3,965	(2,267)	966	(467)

Income (loss) from continuing operations, net of taxes	5,960	18,869	13,696	13,789	11,469	15,693	6,411	(7,458)
(Loss) from discontinued operations, net of taxes (7)	(1,441)	(755)	(1,725)	(611)	(4,925)	(2,047)	(3,866)	(2,055)
Gain (loss) on sale of discontinued operations, net of taxes (8)	559	-	-	-	(23,495)	-	-	-

Net income (loss)	$5,078	$18,114	$11,971	$13,178	$(16,951)	$13,646	$2,545	$(9,513)

Net income (loss) per common share (9) :
Basic:
Continuing operations	$0.14	$0.42	$0.30	$0.29	$0.24	$0.33	$0.13	$(0.16)
Discontinued operations	(0.02)	(0.02)	(0.04)	(0.01)	(0.61)	(0.04)	(0.08)	(0.05)

Net income (loss) per common share	$0.12	$0.40	$0.26	$0.28	$(0.37)	$0.29	$0.05	$(0.21)

Diluted:
Continuing operations	$0.14	$0.42	$0.30	$0.29	$0.24	$0.33	$0.13	$(0.16)
Discontinued operations	(0.02)	(0.02)	(0.04)	(0.01)	(0.61)	(0.04)	(0.08)	(0.05)

Net income (loss) per common share	$0.12	$0.40	$0.26	$0.28	$(0.37)	$0.29	$0.05	$(0.21)

Weighted average shares:
Basic	43,659	45,557	46,241	46,409	46,451	46,468	46,601	44,590
Diluted	43,847	45,653	46,293	46,577	46,563	46,559	46,648	44,766

(1)	The amounts for each of the quarters include the results of ICT as a result of the acquisition completed on February 2, 2010.
(2)	The quarter ended December 31, 2011 includes $3.5 million related to the Fourth Quarter 2011 Exit Plan.
(3)	The quarter ended December 31, 2011 includes $2.3 million related to the Fourth Quarter 2011 Exit Plan.
(4)

The quarters ended December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011 include $1.9 million, $3.0 million, $3.5 million and $3.4 million, respectively, in ICT acquisition-related costs. The quarters ended December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010 include $10.8 million, $6.3 million, $6.0 million and $23.2 million, respectively, in ICT acquisition-related costs.

(5)	The quarter ended June 30, 2011 includes a $3.7 million net gain on sale of the land and building located in Minot, North Dakota.
(6)

The quarters ended September 30, 2010, June 30, 2010, and March 31, 2010 include interest and amortization of deferred loan fees related to the $75 million Term Loan, the $75 million revolving credit facility and the $75 million Bermuda Credit Agreement. The Term Loan and the Bermuda Credit Agreement were paid off in September 2010 and March 2010, respectively. See Note 20, Borrowings, of the accompanying “Notes to Consolidated Financial Statements”.

(7)

The amounts for each of the quarters for 2011 and 2010 include the results of our operations in Spain. The amounts for each of the quarters in 2010 include the results of our Argentine operations, which was sold in 2010.

(8)	The quarters ended December 31, 2011 and 2010 include a gain (loss) on the sale of our Argentine operations.
(9)	Net income (loss) per basic and diluted common share is computed independently for each of the quarters presented and, therefore, may not sum to the total for the year.

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

On August 5, 2002, our Board authorized us to purchase up to 3.0 million shares of our outstanding common stock (the “2002 Share Repurchase Program”) and on August 18, 2011, our Board authorized us to purchase up to 5.0 million shares of our outstanding common stock (the “2011 Share Repurchase Program”). During 2011, we repurchased a total of 3.3 million shares of common stock under these plans.

During 2011, we repurchased 0.8 million common shares under the 2002 Share Repurchase Program at prices ranging from $12.46 to $18.53 per share for a total cost of $12.3 million. During 2010, we repurchased 0.3 million common shares at prices ranging from $16.92 to $17.60 per share for a total cost of $5.2 million. During 2009, we repurchased 0.2 million common shares at prices ranging from $13.72 to $14.75 per share for a total cost of $3.2 million. All available shares under the 2002 Share Repurchase Program have been repurchased.

During 2011, we repurchased 2.5 million common shares under the 2011 Share Repurchase Program at prices ranging from $14.18 to $16.10 per share for a total cost of $37.7 million. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. The 2011 Share Repurchase Program has no expiration date. We may make additional discretionary stock repurchases under this program in 2012.

During 2011, cash increased $102.6 million from operating activities, proceeds from sale of property and equipment of $4.0 million, proceeds from an insurance settlement of $1.7 million and proceeds from issuance of stock of $0.3 million. Further, we used $50.0 million on the repurchase of our stock, $29.9 million for capital expenditures, $1.2 million to repurchase stock for minimum tax withholding on equity awards, $0.2 million to refund grants and $0.1 million investment in restricted cash resulting in a $21.3 million increase in available cash (including the unfavorable effects of international currency exchange rates on cash of $5.9 million).

Net cash flows provided by operating activities for 2011 were $102.6 million, compared to $45.1 million provided by operating activities for 2010. The $57.5 million increase in net cash flows from operating activities was due to a $58.6 million increase in net income and a net increase of $15.0 million in cash flows from assets and liabilities, partially offset by a $16.1 million decrease in non-cash reconciling items such as the loss on sale of discontinued operations, depreciation and amortization, net gain on disposal of property and equipment, impairment charges, valuation allowance on deferred tax assets and stock-based compensation. The $15.0 million increase in cash flows from assets and liabilities was principally a result of a $19.6 million decrease in receivables, a $4.0 million increase in deferred revenue and a $1.7 million increase in income taxes payable, partially offset by a $6.0 million decrease in other liabilities and a $4.3 million increase in other assets. The increase in cash flows from assets and liabilities primarily relates to the timing of receivables’ billings and subsequent payments of those billings, coupled with a reduction in revenues in the fourth quarter in 2011 over the comparable period in 2010.

During 2011, we committed to a plan to sell our operations in Spain. During 2010, we sold our Argentine operations. Cash flows from discontinued operations were as follows (in millions):

	Years Ended December 31,
	2011	2010	2009
Cash provided by (used for) operating activities of discontinued operations	$(4.7)	$(6.6)	$2.2
Cash provided by (used for) investing activities of discontinued operations	(0.3)	(13.5)	(1.7)

Cash provided by (used for) operating activities of discontinued operations represents the cash provided by (used for) the Spanish and Argentine operations in 2011, 2010 and 2009. Cash (used for) investing activities of discontinued operations represents capital expenditures in 2011 and 2009. Cash (used for) investing activities of discontinued operations in 2010 primarily represents cash on the balance sheet of the Argentine operations at the time of the sale. The sale of the Argentine operations resulted in a pre-tax loss of $29.9 million, or a $23.5 million loss, net of tax. We do not expect the absence of the cash flows from our discontinued operations in Spain to materially affect our future liquidity and capital resources.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $29.9 million for 2011, compared to $28.5 million for 2010, an increase of $1.4 million. In 2012, we anticipate capital expenditures in the range of $33.0 million to $35.0 million, primarily for maintenance and systems infrastructure.

On February 2, 2010, we entered into a Credit Agreement (the “Credit Agreement”) with a group of lenders and KeyBank, as Lead Arranger, Sole Book Runner and Administrative Agent. The Credit Agreement provides for a $75 million revolving credit facility, which is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. At December 31, 2011, we were in compliance with all loan requirements of the Credit Agreement and had no outstanding borrowings under the facility.

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

As of December 31, 2011, we had $211.1 million in cash and cash equivalents, of which approximately 77.6% or $163.9 million, was held in international operations and may be subject to additional taxes if repatriated to the United States, including withholding tax applied by the country of origin and an incremental U.S. income tax, net of allowable foreign tax credits. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions.

We believe that our current cash levels, accessible funds under our credit facilities and cash flows generated from future operations will be adequate to meet anticipated working capital needs, any future debt repayment requirements, continued expansion objectives, funding of potential acquisitions, anticipated levels of capital expenditures and contractual obligations for the next twelve months and any stock repurchases. Our cash resources could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Item 1A, Risk Factors.

Off-Balance Sheet Arrangements and Other

At December 31, 2011, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Contractual Obligations

The following table summarizes our contractual cash obligations at December 31, 2011, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years	Other
Operating leases (1)	$54,255	$25,338	$12,878	$7,385	$8,654	$-
Purchase obligations and other (2)	23,659	15,450	8,209	-	-	-
Accounts payable (3)	23,109	23,109	-	-	-	-
Accrued employee compensation and benefits (3)	62,430	62,430	-	-	-	-
Other accrued expenses and current liabilities (4)	20,421	20,421	-	-	-	-
Long-term tax liabilities (5)	26,475	14,300	-	-	-	12,175
Other long-term liabilities (6)	5,080	-	1,838	1,372	1,870	-

	$215,429	$161,048	$22,925	$8,757	$10,524	$12,175

(1)	Amounts represent the expected cash payments of our operating leases as discussed in Note 24 to the accompanying Consolidated Financial Statements.

(2)

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(3)

Accounts payable and accrued employee compensation and benefits (See Note 16 to the accompanying Consolidated Financial Statements), which represent amounts due vendors and employees payable within one year.

(4)

Other accrued expenses and current liabilities, which exclude deferred grants, include amounts as disclosed in Note 18 to the accompanying Consolidated Financial Statements, primarily related to restructuring costs, legal and professional fees, telephone charges, rent, derivative contracts and other accruals.

(5)

Long-term tax liabilities include uncertain tax positions and related penalties and interest as discussed in Note 22 to the accompanying Consolidated Financial Statements. We cannot make reasonably reliable estimates of the cash settlement of $12.2 million of the long-term liabilities with the taxing authority; therefore, amounts have been excluded from payments due by period.

(6)

Other long-term liabilities, which exclude deferred income taxes and other non-cash long-term liabilities, represent the expected cash payments due under restructuring accruals (primarily lease obligations) and pension obligations. See Notes 4 and 25 to the accompanying Consolidated Financial Statements.

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

In accordance with ASC 605-25 (“ASC 605-25”) “Revenue Recognition – Multiple-Element Arrangements”, revenue from contracts with multiple-deliverables is allocated to separate units of accounting based on their relative fair value, if the deliverables in the contract(s) meet the criteria for such treatment. Certain fulfillment services contracts contain multiple-deliverables. Separation criteria includes whether a delivered item has value to the customer on a stand-alone basis, whether there is objective and reliable evidence of the fair value of the undelivered items and, if the arrangement includes a general right of return related to a delivered item, whether delivery of the undelivered item is considered probable and in our control. Fair value is the price of a deliverable when it is regularly sold on a stand-alone basis, which generally consists of vendor-specific objective evidence of fair value. If there is no evidence of the fair value for a delivered product or service, revenue is allocated first to the fair value of the undelivered product or service and then the residual revenue is allocated to the delivered product or service. If there is no evidence of the fair value for an undelivered product or service, the contract(s) is accounted for as a single unit of accounting, resulting in delay of revenue recognition for the delivered product or service until the undelivered product or service portion of the contract is complete. We recognize revenues for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding client acceptance are resolved, and there are no client-negotiated refund or return rights affecting the revenue recognized for delivered elements. Once we determine the allocation of revenues between deliverable elements, there are no further changes in the revenue allocation. If the separation criteria are met, revenues from these services are recognized as the services are performed under a fully executed contractual agreement. If the separation criteria are not met because there is insufficient evidence to determine fair value of one of the deliverables, all of the services are accounted for as a single combined unit of accounting. For deliverables with insufficient evidence to determine fair value, revenue is recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate. As of December 31, 2011, our fulfillment contracts with multiple-deliverables met the separation criteria as outlined in ASC 605-25 and the revenue was accounted for accordingly. We have no other contracts that contain multiple-deliverables as of December 31, 2011.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts, $4.3 million as of December 31, 2011, or 1.9% of trade account receivables, for estimated losses arising from the inability of our customers to make required payments. Our estimate is based on qualitative and quantitative analyses, including credit risk measurement tools and methodologies using the publicly available credit and capital market information, a review of the current status of our trade accounts receivable and historical collection experience of our clients. It is reasonably possible that our estimate of the allowance for doubtful accounts will change if the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments.

Income Taxes

We reduce deferred tax assets by a valuation allowance if, based on the weight of available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized. The valuation allowance for a particular tax jurisdiction is allocated between current and noncurrent deferred tax assets for that jurisdiction on a pro rata basis. Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, our estimate of future taxable income and any applicable tax-planning strategies. Establishment or reversal of certain valuation allowances may have a significant impact on both current and future results.

As of December 31, 2011, we determined that a total valuation allowance of $38.5 million was necessary to reduce U.S. deferred tax assets by $4.7 million and foreign deferred tax assets by $33.8 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $22.8 million as of December 31, 2011 is dependent upon future profitability within each tax jurisdiction. As of December 31, 2011, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax assets will be realized.

A provision for income taxes has not been made for the undistributed earnings of foreign subsidiaries of approximately $333.1 million as of December 31, 2011, as the earnings are indefinitely reinvested in foreign business operations. If these earnings are repatriated or otherwise become taxable in the U.S, we would be subject to an incremental U.S. tax expense net of any allowable foreign tax credits, in addition to any applicable foreign withholding tax expense. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable.

The U.S. Department of the Treasury released the “General Explanations of the Administration’s Fiscal Year 2013 Revenue Proposals” in February 2012. These proposals represent a significant shift in international tax policy, which may materially impact U.S. taxation of international earnings. We continue to monitor these proposals and are currently evaluating their potential impact on our financial condition, results of operations, and cash flows. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable.

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

As of December 31, 2011, we had $17.1 million of unrecognized tax benefits, a net decrease of $3.9 million from $21.0 million as of December 31, 2010. This decrease results primarily from the expiration of statutes of limitations on certain foreign subsidiaries and the resolution of a tax audit in the current year. Had we recognized these tax benefits, approximately $17.1 million and $21.0 million and the related interest and penalties would favorably impact the effective tax rate in 2011 and 2010, respectively. We believe it is reasonably possible that our unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $0.6 million due to expiration of statutes of limitations, audit or appeal resolution in various tax jurisdictions.

Our provision for income taxes is subject to volatility and is impacted by the distribution of earnings in the various domestic and international jurisdictions in which we operate. Our effective tax rate could be impacted by earnings being either proportionally lower or higher in foreign countries where we have tax rates lower than the U.S. tax rates. In addition, we have been granted tax holidays in several foreign tax jurisdictions, which have various expiration dates ranging from 2012 through 2023. If we are unable to renew a tax holiday in any of these jurisdictions, our effective tax rate could be adversely impacted. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will permit a renewal. Our effective tax rate could also be affected by several additional factors, including changes in the valuation of our deferred tax assets or liabilities, changing legislation, regulations, and court interpretations that impact tax law in multiple tax jurisdictions in which we operate, as well as new requirements, pronouncements and rulings of certain tax, regulatory and accounting organizations.

Impairment of Goodwill, Intangibles and Other Long-Lived Assets

We review long-lived assets, which had a carrying value of $256.9 million as of December 31, 2011, including goodwill, intangibles and property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge, or loss, to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

New Accounting Standards Not Yet Adopted

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-04 (“ASU 2011-04”) “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in ASU 2011-04 are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 as of January 1, 2012 did not have a material impact on our financial condition, results of operations and cash flows.

In June 2011, the FASB issued ASU 2011-05 (“ASU 2011-05”) “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income”. The amendments in ASU 2011-05 require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in ASU 2011-05 are to be applied retrospectively and are effective during interim and annual periods beginning after December 15, 2011, and may be early adopted. As this standard impacts presentation only, the adoption of ASU 2011-05 as of January 1, 2012 did not impact our financial condition, results of operations and cash flows.

In September 2011, the FASB issued ASU 2011-08 (“ASU 2011-08”) “Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment”. The amendments in ASU 2011-08 provide entities with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in ASU 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and may be early adopted. The adoption of ASU 2011-08 as of January 1, 2012 did not have a material impact on our financial condition, results of operations and cash flows.

In December 2011, the FASB issued ASU 2011-11 (“ASU 2011-11”) “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities”. The amendments in ASU 2011-11 will enhance disclosures by requiring improved information about financial and derivative instruments that are either 1) offset (netting assets and liabilities) in accordance with Section 210-20-45 or Section 815-10-45 of the FASB Accounting Standards Codification or 2) subject to an enforceable master netting arrangement or similar agreement. The amendments in ASU 2011-11 are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those years. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We do not expect the adoption of ASU 2011-11 to materially impact our financial condition, results of operations and cash flows.

In December 2011, the FASB issued ASU 2011-12 (“ASU 2011-12”) “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. The amendments in ASU 2011-12 defer the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The amendments in ASU 2011-12 are effective at the same time as ASU 2011-05 so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-05 is deferring. The amendments in ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As ASU 2011-12 impacts presentation only, the adoption of ASU 2011-12 as of January 1, 2012 did not impact our financial condition, results of operations and cash flows.

U.S. Healthcare Reform Acts

In March 2010, the President of the United States signed into law comprehensive healthcare reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the “Acts”). The Acts contain provisions that could materially impact our healthcare costs in the future, thus adversely affecting our profitability. We are currently evaluating the potential impact of the Acts, if any, on our financial condition, results of operations and cash flows. Preliminary analyses indicate that the increased cost of providing healthcare benefits in the future may not materially affect our profitability; however, there are many provisions of the Acts that have yet to be defined and which may be affected by the 2012 national elections. The effect on our healthcare costs in the future may not be known for some time.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our earnings and cash flows are subject to fluctuations due to changes in currency exchange rates. We are exposed to foreign currency exchange rate fluctuations when subsidiaries with functional currencies other than the U.S. Dollar (“USD”) are translated into our USD consolidated financial statements. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact profitability. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. Dollar are included in “Accumulated other comprehensive income (loss)” in shareholders’ equity. Movements in non-U.S. Dollar currency exchange rates may negatively or positively affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors.

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

In order to hedge a portion of our anticipated cash flow requirements denominated in PHP and CRC, we had outstanding forward contracts and options as of December 31, 2011 with counterparties through September 2012 with notional amounts totaling $127.5 million. As of December 31, 2011, we had net total derivative assets associated with these contracts with a fair value of $0.2 million, which will settle within the next 12 months. If the USD was to weaken against the PHP and CRC by 10% from current period-end levels, we would incur a loss of approximately $9.3 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We also entered into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of December 31, 2011, the fair value of these derivatives was a net payable of $0.3 million. The potential loss in fair value at December 31, 2011, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $2.6 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under the revolving credit facility under our Credit Agreement. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. During the year ended December 31, 2011, we had no debt outstanding under the revolving credit facility.

We have not historically used derivative instruments to manage exposure to changes in interest rates.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are located beginning on page 58 and page 39 of this report, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management believes that, as of December 31, 2011, our internal control over financial reporting was effective.

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 50.

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

Tampa, Florida

We have audited the internal control over financial reporting of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

February 29, 2012

Item 9B. Other Information

None.

PART III

Items 10. through 14.

All information required by Items 10 through 14, with the exception of information on Executive Officers which appears in this report in Item 1 under the caption “Executive Officers”, is incorporated by reference to SYKES’ Proxy Statement for the 2012 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Consolidated Financial Statements

The Index to Consolidated Financial Statements is set forth on page 57 of this report.

(2)	Financial Statements Schedule

Schedule II — Valuation and Qualifying Accounts is set forth on page 115 of this report.

Other schedules have been omitted because they are not required or applicable or the information is included in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits:

Exhibit Number	Exhibit Description

2.1	Articles of Merger between Sykes Enterprises, Incorporated, a North Carolina Corporation, and Sykes Enterprises, Incorporated, a Florida Corporation, dated March 1, 1996. (1)

2.2	Articles of Merger between Sykes Enterprises, Incorporated and Sykes Realty, Inc. (1)

2.3	Shareholder Agreement dated December 11, 1997, by and among Sykes Enterprises, Incorporated and HealthPlan Services Corporation. (2)

2.4	Stock Purchase Agreement, dated September 1, 1998, between Sykes Enterprises, Incorporated and HealthPlan Services Corporation. (4)

2.5	Merger Agreement, dated as of June 9, 2000, among Sykes Enterprises, Incorporated, SHPS, Incorporated, Welsh Carson Anderson and Stowe, VIII, LP (“WCAS”) and Slugger Acquisition Corp. (9)

2.6	Agreement and Plan of Merger, dated as of October 5, 2009, among ICT Group, Inc., Sykes Enterprises, Incorporated, SH Merger Subsidiary I, Inc., and SH Merger Subsidiary II, LLC (26)

3.1	Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (5)

3.2	Articles of Amendment to Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (6)

3.3	Bylaws of Sykes Enterprises, Incorporated, as amended. (17)

4.1	Specimen certificate for the Common Stock of Sykes Enterprises, Incorporated. (1)

10.1	1996 Employee Stock Option Plan. (1)*

10.2	Amended and Restated 1996 Non-Employee Director Stock Option Plan. (10)*

10.3	1996 Non-Employee Directors’ Fee Plan. (1)*

10.4	2004 Non-Employee Directors’ Fee Plan. (15)*

10.5	First Amended and Restated 2004 Non-Employee Director’s Fee Plan. (23)*

10.6	Second Amended and Restated 2004 Non-Employee Director’s Fee Plan. (25)*

10.7	Third Amended and Restated 2004 Non-Employee Director’s Fee Plan. (27)*

10.8	Fourth Amended and Restated 2004 Non-Employee Director Fee Plan. (35)*

Exhibit Number	Exhibit Description
10.9	Form of Split Dollar Plan Documents. (1)*

10.10	Form of Split Dollar Agreement. (1)*

10.11	Form of Indemnity Agreement between Sykes Enterprises, Incorporated and directors & executive officers. (1)

10.12	1997 Management Stock Incentive Plan. (3)*

10.13	1999 Employees’ Stock Purchase Plan. (7)*

10.14	2000 Stock Option Plan. (8)*

10.15	2001 Equity Incentive Plan. (11)*

10.16	Deferred Compensation Plan. (17)*

10.17	2004 Non-Employee Director Stock Option Plan. (14)*

10.18	Form of Restricted Share And Stock Appreciation Right Award Agreement dated as of March 29, 2006. (18)*

10.19	Form of Restricted Share And Bonus Award Agreement dated as of March 29, 2006. (18)*

10.20	Form of Restricted Share Award Agreement dated as of May 24, 2006. (19)*

10.21	Form of Restricted Share And Stock Appreciation Right Award Agreement dated as of January 2, 2007. (21)*

10.22	Form of Restricted Share Award Agreement dated as of January 2, 2007. (21)*

10.23	Form of Restricted Share and Stock Appreciation Right Award Agreement dated as of January 2, 2008. (22)*

10.24	2011 Equity Incentive Plan. (36)*

10.25	Founder’s Retirement and Consulting Agreement dated December 10, 2004 between Sykes Enterprises, Incorporated and John H. Sykes. (16)*

10.26	Amended and Restated Employment Agreement dated as of December 30, 2008 between Sykes Enterprises, Incorporated and Charles E. Sykes. (28)*

10.27	Stock Option Agreement dated as of March 15, 2002 between Sykes Enterprises, Incorporated and Charles E. Sykes. (13)*

10.28	Stock Option Agreement (Performance Accelerated Option) dated as of March 15, 2002 between Sykes Enterprises, Incorporated and Charles E. Sykes. (13)*

10.29	Amended and Restated Employment Agreement dated as of December 30, 2008 between Sykes Enterprises, Incorporated and W. Michael Kipphut. (28)*

10.30	Stock Option Agreement dated as of October 1, 2001, between Sykes Enterprises, Incorporated and W. Michael Kipphut. (12)*

10.31	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and Jenna R. Nelson. (28)*

10.32	Stock Option Agreement dated as of March 11, 2002 between Sykes Enterprises, Incorporated and Jenna R. Nelson. (13)*

10.33	Stock Option Agreement dated as of October 1, 2001, between Sykes Enterprises, Incorporated and James T. Holder. (12)*

Exhibit Number	Exhibit Description
10.34	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and James T. Holder. (28)*

10.35	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and William N. Rocktoff. (28)*

10.36	Stock Option Agreement dated as of March 18, 2002 between Sykes Enterprises, Incorporated and William Rocktoff. (13)*

10.37	Stock Option Agreement dated as of March 18, 2002 between Sykes Enterprises, Incorporated and William Rocktoff. (13)*

10.38	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and James Hobby, Jr. (28)*

10.39	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and Daniel L. Hernandez. (28)*

10.40	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and David L. Pearson. (28)*

10.41	Amended and Restated Employment Agreement, dated as of December 29, 2008 between Sykes Enterprises, Incorporated and Lawrence R. Zingale. (28)*

10.42	Credit Agreement, dated March 30, 2009, between Sykes Enterprises, Incorporated, the lenders party thereto and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (29)

10.43	First Amendment Agreement, dated as of December 11, 2009, to Credit Agreement, dated March 30, 2009, between Sykes Enterprises, Incorporated, the lenders party thereto and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (30)

10.44	Credit Agreement between Sykes (Bermuda) Holdings Limited and KeyBank National Association, dated December 11, 2009 (30)

10.45	Guaranty of Payment of Sykes Enterprises, Incorporated in favor of KeyBank National Association, dated December 11, 2009 (30)

10.46	Credit Agreement, dated February 2, 2010, between Sykes Enterprises, Incorporated, the lenders party thereto and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (31)

10.47	First Amendment Agreement, dated April 23, 2010, to Credit Agreement, dated February 2, 2010, between Sykes Enterprises, Incorporated, the lenders party thereto and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent. (32)

10.48	Second Amendment Agreement, dated July 16, 2010, to Credit Agreement, dated February 2, 2010, between Sykes Enterprises, Incorporated, the lenders party thereto and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent. (32)

10.49	Lease Agreement, dated January 25, 2008, Lease Amendment Number One and Lease Amendment Number Two dated February 12, 2008 and May 28, 2008 respectively, between Sykes Enterprises, Incorporated and Kingstree Office One, LLC. (24)

10.50	Continuing Services Agreement between Sykes Enterprises, Incorporated and JHS Equity, LLC, dated May 28, 2008. (24)

Exhibit Number	Exhibit Description
10.51	Stock Purchase Agreement between Sykes Enterprises, Incorporated (not as a Seller), SEI International Services S.a.r.l. (as Seller), Sykes Enterprises Incorporated Holdings, BV (as Seller) and Antonio Marcelo Cid, Humberto Daniel Sahade as Buyers, dated December 13, 2010. (33)

10.52	Stock Purchase Agreement between Sykes Enterprises, Incorporated (not as a Seller), ICT Group Netherlands B.V. (as Seller), ICT Group Netherlands Holdings, B.V. (as Seller) and Carolina Gaito, Claudio Martin, Fernando A. Berrondo, Gustavo Rosetti as Buyers, dated December 24, 2010. (34)

14.1	Code of Ethics. (37)

21.1	List of subsidiaries of Sykes Enterprises, Incorporated.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney relating to subsequent amendments (included on the signature page of this report).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to Section 1350.

101.INS	XBRL Instance Document (38)

101.SCH	XBRL Taxonomy Extension Schema Document (38)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (38)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (38)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (38)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (38)

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-2324) and incorporated herein by reference.
(2)	Filed as Exhibit 2.12 to the Registrant’s Form 10-K filed with the Commission on March 16, 1998, and incorporated herein by reference.
(3)	Filed as Exhibit 10.14 to the Registrant’s Form 10-Q filed with the Commission on July 28, 1998, and incorporated herein by reference.
(4)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 25, 1998, and incorporated herein by reference.
(5)	Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed with the Commission on October 23, 1997, and incorporated herein by reference.
(6)	Filed as Exhibit 3.2 to the Registrant’s Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.
(7)	Filed as Exhibit 10.19 to the Registrant’s Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.
(8)	Filed as Exhibit 10.23 to the Registrant’s Form 10-K filed with the Commission on March 29, 2000, and incorporated herein by reference.
(9)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 17, 2000, and incorporated herein by reference.
(10)	Filed as Exhibit 10.12 to Registrant’s Form 10-Q filed with the Commission on May 7, 2001, and incorporated herein by reference.

(11)	Filed as Exhibit 10.32 to Registrant’s Form 10-Q filed with the Commission on May 7, 2001, and incorporated herein by reference.
(12)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 19, 2002, and incorporated herein by reference.
(13)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on May 10, 2002, and incorporated herein by reference.
(14)	Filed as an Exhibit to Registrant’s Proxy Statement for the 2004 annual meeting of shareholders filed with the Commission April 6, 2004.
(15)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on August 9, 2004, and incorporated herein by reference.
(16)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2004, and incorporated herein by reference.
(17)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 22, 2005, and incorporated herein by reference.
(18)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on April 4, 2006, and incorporated herein by reference.
(19)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on May 31, 2006, and incorporated herein by reference.
(20)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2006, and incorporated herein by reference.
(21)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2006, and incorporated herein by reference.
(22)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on January 8, 2008, and incorporated herein by reference.
(23)	Filed as an Exhibit to the Registrant’s Form 10-Q filed with the Commission on May 7, 2008, and incorporated herein by reference.
(24)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on May 29, 2008, and incorporated herein by reference.
(25)	Filed as an Exhibit to the Registrant’s Form 10-Q filed with the Commission on November 5, 2008, and incorporated herein by reference.
(26)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2009, and incorporated herein by reference.
(27)	Filed as an Exhibit to the Registrant’s Proxy Statement for the 2009 annual meeting of shareholders filed with the Commission on April 22, 2009, and incorporated herein by reference.
(28)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2009, and incorporated herein by reference.
(29)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on April 1, 2009, and incorporated herein by reference.
(30)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 14, 2009, and incorporated herein by reference.
(31)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2010, and incorporated herein by reference.
(32)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2010, and incorporated herein by reference.
(33)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2010, and incorporated herein by reference.
(34)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 30, 2010, and incorporated herein by reference.
(35)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011, and incorporated herein by reference.
(36)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2011, and incorporated herein by reference.
(37)	Available on the Registrant’s website at www.sykes.com, by clicking on “Investor Relations” and then “Corporate Governance” under the heading “Corporate Governance.”
(38)	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 29th day of February 2012.

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

Signature	Title	Date
/s/ Paul L. Whiting	Chairman of the Board	February 29, 2012
Paul L. Whiting

/s/ Charles E. Sykes	President and Chief Executive Officer and	February 29, 2012
Charles E. Sykes	Director (Principal Executive Officer)

/s/ Furman P. Bodenheimer, Jr.	Director	February 29, 2012
Furman P. Bodenheimer, Jr.

/s/ Mark C. Bozek	Director	February 29, 2012
Mark C. Bozek

/s/ Lt. Gen. Michael P. Delong (Ret.)	Director	February 29, 2012
Lt. Gen. Michael P. Delong (Ret.)

/s/ H. Parks Helms	Director	February 29, 2012
H. Parks Helms

/s/ Iain A. Macdonald	Director	February 29, 2012
Iain A. Macdonald

/s/ James S. MacLeod	Director	February 29, 2012
James S. MacLeod

/s/ Linda F. McClintock-Greco M.D.	Director	February 29, 2012
Linda F. McClintock-Greco M.D.

/s/ William J. Meurer	Director	February 29, 2012
William J. Meurer

/s/ James K. Murray, Jr.	Director	February 29, 2012
James K. Murray, Jr.

/s/ W. Michael Kipphut	Executive Vice President and Chief Financial Officer	February 29, 2012
W. Michael Kipphut	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sykes Enterprises, Incorporated and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

February 29, 2012

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)	December 31, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$211,122	$189,829
Receivables, net	229,702	248,842
Prepaid expenses	11,540	10,704
Other current assets	20,120	22,913
Assets held for sale, discontinued operations	9,590	-

Total current assets	482,074	472,288
Property and equipment, net	91,080	113,703
Goodwill	121,342	122,303
Intangibles, net	44,472	52,752
Deferred charges and other assets	30,162	33,554

	$769,130	$794,600

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$23,109	$30,635
Accrued employee compensation and benefits	62,452	65,267
Current deferred income tax liabilities	663	3,347
Income taxes payable	423	2,605
Deferred revenue	34,319	31,255
Other accrued expenses and current liabilities	21,191	25,621
Liabilities held for sale, discontinued operations	7,128	-

Total current liabilities	149,285	158,730
Deferred grants	8,563	10,807
Long-term income tax liabilities	26,475	28,876
Other long-term liabilities	11,241	12,992

Total liabilities	195,564	211,405

Commitments and loss contingency (Note 24)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value, 200,000 shares authorized; 44,306 and 47,066 shares issued, respectively	443	471
Additional paid-in capital	281,157	302,911
Retained earnings	291,803	265,676
Accumulated other comprehensive income	4,436	15,108
Treasury stock at cost: 299 shares and 81 shares, respectively	(4,273)	(971)

Total shareholders’ equity	573,566	583,195

	$769,130	$794,600

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2011	2010	2009

Revenues	$1,169,267	$1,121,911	$769,353

Operating expenses:
Direct salaries and related costs	763,930	715,571	481,823
General and administrative	341,586	366,565	214,255
Net (gain) loss on disposal of property and equipment	(3,021)	143	195
Net (gain) on insurance settlement	(481)	(1,991)	-
Impairment of goodwill and intangibles	-	362	1,908
Impairment of long-lived assets	1,718	3,280	-

Total operating expenses	1,103,732	1,083,930	698,181

Income from continuing operations	65,535	37,981	71,172

Other income (expense):
Interest income	1,352	1,201	2,287
Interest (expense)	(1,132)	(4,963)	(302)
Impairment (loss) on investment in SHPS	-	-	(2,089)
Other (expense)	(2,099)	(5,907)	(283)

Total other income (expense)	(1,879)	(9,669)	(387)

Income from continuing operations before income taxes	63,656	28,312	70,785
Income taxes	11,342	2,197	26,118

Income from continuing operations, net of taxes	52,314	26,115	44,667

(Loss) from discontinued operations, net of taxes	(4,532)	(12,893)	(1,456)
Gain (loss) on sale of discontinued operations, net of taxes	559	(23,495)	-

Net income (loss)	$48,341	$(10,273)	$43,211

Net income (loss) per share common share:
Basic:
Continuing operations	$1.15	$0.57	$1.10
Discontinued operations	(0.09)	(0.79)	(0.04)

Net income (loss) per common share	$1.06	$(0.22)	$1.06

Diluted:
Continuing operations	$1.15	$0.57	$1.09
Discontinued operations	(0.09)	(0.79)	(0.04)

Net income (loss) per common share	$1.06	$(0.22)	$1.05

Weighted average shares:
Basic	45,506	46,030	40,707
Diluted	45,607	46,133	41,026

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

	Shares Issued	Amount

Balance at January 1, 2009	41,271	$413	$158,216	$237,188	$(10,683)	$(1,104)	$384,030

Issuance of common stock	291	2	3,166	-	-	-	3,168
Stock-based compensation expense	-	-	5,158	-	-	-	5,158
Excess tax benefit from stock-based compensation	-	-	878	-	-	-	878
Vesting of common stock and restricted stock under equity award plans	255	3	(904)	-	-	(179)	(1,080)
Repurchase of common stock	-	-	-	-	-	(3,193)	(3,193)
Comprehensive income	-	-	-	43,211	18,502	-	61,713

Balance at December 31, 2009	41,817	418	166,514	280,399	7,819	(4,476)	450,674

Issuance of common stock	2	-	37	-	-	-	37
Stock-based compensation expense	-	-	4,935	-	-	-	4,935
Excess tax benefit from stock-based compensation	-	-	354	-	-	-	354
Vesting of common stock and restricted stock under equity award plans	204	2	(1,083)	-	-	(201)	(1,282)
Repurchase of common stock	-	-	-	-	-	(5,212)	(5,212)
Retirement of treasury stock	(558)	(6)	(4,462)	(4,450)	-	8,918	-
Issuance of common stock for business acquisition	5,601	57	136,616	-	-	-	136,673
Comprehensive income (loss)	-	-	-	(10,273)	7,289	-	(2,984)

Balance at December 31, 2010	47,066	471	302,911	265,676	15,108	(971)	583,195

Issuance of common stock	33	-	311	-	-	-	311
Stock-based compensation expense	-	-	3,582	-	-	-	3,582
Excess tax (provision) from stock-based compensation	-	-	(8)	-	-	-	(8)
Vesting of common stock and restricted stock under equity award plans	293	3	(979)	-	-	(214)	(1,190)
Repurchase of common stock	-	-	-	-	-	(49,993)	(49,993)
Retirement of treasury stock	(3,086)	(31)	(24,660)	(22,214)	-	46,905	-
Comprehensive income (loss)	-	-	-	48,341	(10,672)	-	37,669

Balance at December 31, 2011	44,306	$443	$281,157	$291,803	$4,436	$(4,273)	$573,566

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$48,341	$(10,273)	$43,211
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	53,467	57,932	28,323
Impairment losses	2,561	4,324	3,997
Unrealized foreign currency transaction (gains) losses, net	1,216	(4,918)	4,372
Stock-based compensation expense	3,582	4,935	5,158
Excess tax (benefit) provision from stock-based compensation	8	(354)	(878)
Deferred income tax (benefit) provision	(3,955)	(17,142)	10,165
Net (gain) loss on disposal of property and equipment	(3,035)	232	197
Bad debt expense	532	170	1,022
Unrealized (gains) losses on financial instruments, net	4,138	(1,479)	(437)
(Recovery) of regulatory penalties	(407)	(418)	-
Increase (decrease) in valuation allowance on deferred tax assets	-	102	(5,807)
Amortization of deferred loan fees	585	2,918	268
Net (gain) on insurance settlement	(481)	(1,991)	-
(Gain) loss on sale of discontinued operations	(559)	29,901	-
Other	773	326	441

Changes in assets and liabilities, net of acquisition:
Receivables	8,927	(10,716)	(9,262)
Prepaid expenses	(1,042)	3,465	(719)
Other current assets	(3,442)	(4,797)	46
Deferred charges and other assets	1,630	2,740	(2,045)
Accounts payable	(6,898)	(2,174)	(2,186)
Income taxes receivable / payable	(4,529)	(6,180)	6,462
Accrued employee compensation and benefits	2,450	(6,601)	2,654
Other accrued expenses and current liabilities	(2,855)	9,329	1,336
Deferred revenue	4,243	258	(679)
Other long-term liabilities	(2,636)	(4,527)	1,973

Net cash provided by operating activities	102,614	45,062	87,612

Cash flows from investing activities:
Capital expenditures	(29,890)	(28,516)	(30,277)
Cash paid for business acquisition, net of cash acquired	-	(77,174)	-
Proceeds from sale of property and equipment	3,973	49	216
Investment in restricted cash	(494)	(187)	(80,002)
Release of restricted cash	396	80,000	839
Cash divested on sale of discontinued operations	-	(14,462)	-
Proceeds from insurance settlement	1,654	1,991	-

Net cash (used for) investing activities	(24,361)	(38,299)	(109,224)

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

	Years Ended December 31,
(in thousands)	2011	2010	2009
Cash flows from financing activities:
Payment of long-term debt	-	(75,000)	-
Proceeds from issuance of long-term debt	-	75,000	-
Proceeds from issuance of stock	311	37	3,168
Excess tax benefit (provision) from stock-based compensation	(8)	354	878
Cash paid for repurchase of common stock	(49,993)	(5,212)	(3,193)
Proceeds from (refunds of) grants	(225)	148	3,491
Proceeds from short-term debt	-	-	75,000
Payments on short-term debt	-	(85,000)	-
Shares repurchased for minimum tax withholding on equity awards	(1,190)	(1,282)	(1,080)
Cash paid for loan fees related to debt	-	(3,035)	(1,427)

Net cash (used for) provided by financing activities	(51,105)	(93,990)	76,837

Effects of exchange rates on cash	(5,855)	(2,797)	5,578

Net increase (decrease) in cash and cash equivalents	21,293	(90,024)	60,803
Cash and cash equivalents – beginning	189,829	279,853	219,050

Cash and cash equivalents – ending	$211,122	$189,829	$279,853

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$1,065	$2,924	$1,008
Cash paid during period for income taxes	$24,631	$20,577	$14,660

Non-cash transactions:
Property and equipment additions in accounts payable	$2,434	$2,317	$1,612
Unrealized gain on postretirement obligation in accumulated other comprehensive income (loss)	$113	$70	$276
Issuance of common stock for business acquisition	$-	$136,673	$-

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

Acquisition — On February 2, 2010, the Company completed the acquisition of ICT Group, Inc. (“ICT”), pursuant to the Agreement and Plan of Merger, dated October 5, 2009. The Company has reflected the operating results in the Consolidated Statement of Operations since February 2, 2010. See Note 2, Acquisition of ICT, for additional information on the acquisition of this business.

Discontinued Operations — In November 2011, the Company, authorized by the Finance Committee of the Company’s Board of Directors, decided to pursue a buyer for its operations located in Spain (“Spanish operations”) as these operations are no longer consistent with the Company’s strategic direction. These operations met the held for sale criteria as of December 31, 2011, therefore, the Company reflected the assets and liabilities of the Spanish operations as “Assets held for sale, discontinued operations” and “Liabilities held for sale, discontinued operations” in the accompanying Balance Sheet as of December 31, 2011. The Company reflected the operating results related to the Spanish operations as discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009. Cash flows from discontinued operations are included in the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009. See Note 3, Discontinued Operations, for additional information on the plan to sell the Spanish operations.

In December 2010, the Company sold its Argentine operations, pursuant to stock purchase agreements, dated December 16, 2010 and December 29, 2010. The Company reflected the operating results related to the Argentine operations as discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009. Cash flows from discontinued operations are included in the Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009. See Note 3, Discontinued Operations, for additional information on the sale of the Argentine operations.

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

Subsequent Events — Subsequent events or transactions have been evaluated through the date and time of issuance of the consolidated financial statements. There were no material subsequent events that required recognition or disclosure in the Consolidated Financial Statements.

Recognition of Revenue — We recognize revenue in accordance with ASC 605 “Revenue Recognition”. We primarily recognize revenues from services as the services are performed, which is based on either a per minute, per call or per transaction basis, under a fully executed contractual agreement and record reductions to revenues for contractual penalties and holdbacks for failure to meet specified minimum service levels and other performance based contingencies. Revenue recognition is limited to the amount that is not contingent upon delivery of any future product or service or meeting other specified performance conditions.

Product sales, accounted for within our fulfillment services, are recognized upon shipment to the customer and satisfaction of all obligations.

In accordance with ASC 605-25 (“ASC 605-25”) “Revenue Recognition – Multiple-Element Arrangements”, revenue from contracts with multiple-deliverables is allocated to separate units of accounting based on their relative fair value, if the deliverables in the contract(s) meet the criteria for such treatment. Certain fulfillment services contracts contain multiple-deliverables. Separation criteria includes whether a delivered item has value to the customer on a stand-alone basis, whether there is objective and reliable evidence of the fair value of the undelivered items and, if the arrangement includes a general right of return related to a delivered item, whether delivery of the undelivered item is considered probable and in our control. Fair value is the price of a deliverable when it is regularly sold on a stand-alone basis, which generally consists of vendor-specific objective evidence of fair value. If there is no evidence of the fair value for a delivered product or service, revenue is allocated first to the fair value of the undelivered product or service and then the residual revenue is allocated to the delivered product or service. If there is no evidence of the fair value for an undelivered product or service, the contract(s) is accounted for as a single unit of accounting, resulting in delay of revenue recognition for the delivered product or service until the undelivered product or service portion of the contract is complete. We recognize revenues for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding client acceptance are resolved, and there are no client-negotiated refund or return rights affecting the revenue recognized for delivered elements. Once we determine the allocation of revenues between deliverable elements, there are no further changes in the revenue allocation. If the separation criteria are met, revenues from these services are recognized as the services are performed under a fully executed contractual agreement. If the separation criteria are not met because there is insufficient evidence to determine fair value of one of the deliverables, all of the services are accounted for as a single combined unit of accounting. For deliverables with insufficient evidence to determine fair value, revenue is recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate. As of December 31, 2011, our fulfillment contracts with multiple-deliverables met the separation criteria as outlined in ASC 605-25 and the revenue was accounted for accordingly. We have no other contracts that contain multiple-deliverables as of December 31, 2011.

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

Cash and Cash Equivalents — Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash in the amount of $211.1 million and $189.8 million at December 31, 2011 and 2010, respectively, was primarily held in interest bearing investments, which have original maturities of less than 90 days. Cash and cash equivalents of $163.9 million and $173.9 million at December 31, 2011 and 2010, respectively, were held in international operations and may be subject to additional taxes if repatriated to the United States.

Restricted Cash — Restricted cash includes cash whereby the Company’s ability to use the funds at any time is contractually limited or is generally designated for specific purposes arising out of certain contractual or other obligations. Restricted cash is included in “Other current assets” and “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets.

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

Assets and Liabilities Held for Sale — The Company classifies its assets and related liabilities as held for sale when management commits to a plan to sell the assets, the assets are ready for immediate sale in their present condition, an active program to locate buyers and other actions required to complete the plan to sell the assets has been initiated, the sale of the assets is probable and expected to be completed within one year, the assets are marketed at reasonable prices in relation to their fair value and it is unlikely that significant changes will be made to the plan to sell the assets.

The Company measures the value of assets held for sale at the lower of the carrying amount or fair value, less costs to sell. Assets and the related liabilities held for sale in the accompanying Consolidated Balance Sheet as of December 31, 2011 pertain to the applicable assets and liabilities of the Company’s Spanish operations. See Note 3, Discontinued Operations, for additional information.

Property and Equipment — Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Improvements to leased premises are amortized over the shorter of the related lease term or the estimated useful lives of the improvements. Cost and related accumulated depreciation on assets retired or disposed of are removed from the accounts and any resulting gains or losses are credited or charged to income. The Company capitalizes certain costs incurred, if any, to internally develop software upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred.

The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360 “Property, Plant and Equipment.” For purposes of recognition and measurement of an impairment loss, assets are grouped at the lowest levels for which there are identifiable cash flows (the “reporting unit”). An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. Except as discussed in Note 5, Fair Value, the Company determined that its property and equipment were not impaired as of December 31, 2011.

Rent Expense — The Company has entered into operating lease agreements, some of which contain provisions for future rent increases, rent free periods, or periods in which rent payments are reduced. The total amount of the rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease in accordance with ASC 840 “Leases.”

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

Investments Held in Rabbi Trust for Former ICT Chief Executive Officer — Securities held in a rabbi trust for a nonqualified plan trust agreement dated February 1, 2010 (the “Trust Agreement”) with respect to severance payable to John Brennan, the former chief executive officer of ICT, include the fair market value of debt securities, primarily United States (“U.S.”) Treasury Bills. See Note 13, Investments Held in Rabbi Trusts, for further information. The fair market value of these debt securities, classified as trading securities in accordance with ASC 320 “Investment – Debt and Equity Securities”, is determined by quoted market prices and is adjusted to the current market price at the end of each reporting period. The net realized and unrealized gains and losses on trading securities, which are included in “Other income and expense” in the accompanying Consolidated Statements of Operations, are not material for the years ended December 31, 2011 and 2010. For purposes of determining realized gains and losses, the cost of securities sold is based on specific identification.

The “Accrued employee compensation and benefits” in the accompanying Consolidated Balance Sheet as of December 31, 2010 includes a $0.1 million obligation for severance payable to the former executive due in varying installments in accordance with the Trust Agreement. Final payment was made in January 2011.

Goodwill — The Company accounts for goodwill and other intangible assets under ASC 350 (“ASC 350”) “Intangibles – Goodwill and Other.” The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time. Goodwill and other intangible assets with indefinite lives are not subject to amortization, but instead must be reviewed at least annually, and more frequently in the presence of certain circumstances, for impairment by applying a fair value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values, as appropriate, and an analysis of our market capitalization. Under ASC 350, the carrying value of assets is calculated at the reporting unit. If the fair value of the reporting unit is less than its carrying value, goodwill is considered impaired and an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

The Company completed its annual goodwill impairment test during the three months ended September 30, 2011, which included the consideration of certain economic factors and determined that the carrying amount of goodwill was not impaired, except as discussed in Note 5, Fair Value.

Intangible Assets — Intangible assets, primarily customer relationships, trade names, existing technologies and covenants not to compete, are amortized using the straight-line method over their estimated useful lives which approximate the pattern in which the economic benefits of the assets are consumed. The Company periodically evaluates the recoverability of intangible assets and takes into account events or changes in circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Fair value for intangible assets is based on discounted cash flows, market multiples and/or appraised values as appropriate. The Company does not have intangible assets with indefinite lives. See Note 5, Fair Value, for further information regarding the impairment of intangible assets.

Value Added Tax Receivables — The Philippine operations are subject to value added tax (“VAT”) which is usually applied to all goods and services purchased throughout The Philippines. Upon validation and certification of the VAT receivables by the Philippine government, the resulting value added tax certificates (“certificates”) can be either used to offset current tax obligations or offered for sale to the Philippine government. The Philippine government previously allowed companies to sell the certificates to third parties, but this option was eliminated during the three months ended September 30, 2011. The VAT receivables balance is recorded at its net realizable value.

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

Self-Insurance Programs — The Company self-insures for certain levels of workers’ compensation and, as of January 1, 2011, began self-funding the medical, prescription drug and dental benefit plans in the United States. Estimated costs of this self-insurance program are accrued at the projected settlements for known and anticipated claims. Amounts related to this self-insurance program are included in “Accrued employee compensation and benefits” and “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.

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

The Company receives government employment grants as an incentive to create and maintain permanent employment positions for a specified time period. The grants are repayable, under certain terms and conditions, if the Company’s relevant employment levels do not meet or exceed the employment levels set forth in the grant agreements. Accordingly, grant monies received are deferred and amortized using the proportionate performance model over the required employment period.

Deferred Revenue — The Company receives up-front fees in connection with certain contracts. The deferred revenue is earned over the service periods of the respective contracts, which range from 30 days to seven years. Deferred revenue included in current liabilities in the accompanying Consolidated Balance Sheets includes the up-front fees associated with services to be provided over the next ensuing twelve month period and the up-front fees associated with services to be provided over multiple years in connection with contracts that contain cancellation and refund provisions, whereby the manufacturers or customers can terminate the contracts and demand pro-rata refunds of the up-front fees with short notice. Deferred revenue included in current liabilities in the accompanying Consolidated Balance Sheets also includes estimated penalties and holdbacks for failure to meet specified minimum service levels in certain contracts and other performance based contingencies.

Stock-Based Compensation — The Company has three stock-based compensation plans: the 2011 Equity Incentive Plan (for employees and certain non-employees), the 2004 Non-Employee Director Fee Plan (for non-employee directors), approved by the shareholders, and the Deferred Compensation Plan (for certain eligible employees). All of these plans are discussed more fully in Note 26, Stock-Based Compensation. Stock-based awards under these plans may consist of common stock, common stock units, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Company issues common stock and treasury stock to satisfy stock option exercises or vesting of stock awards.

In accordance with ASC 718 (“ASC 718”) “Compensation – Stock Compensation”, the Company recognizes in its Consolidated Statements of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Compensation expense for equity-based awards is recognized over the requisite service period, usually the vesting period, while compensation expense for liability-based awards (those usually settled in cash rather than stock) is re-measured to fair value at each balance sheet date until the awards are settled.

Fair Value of Financial Instruments — The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•

Cash, Short-Term and Other Investments, Investments Held in Rabbi Trusts and Accounts Payable – The carrying values for cash, short-term and other investments, investments held in rabbi trusts and accounts payable approximate their fair values.

•

Forward Currency Forward Contracts and Options – Forward currency forward contracts and options, including premiums paid on options, are recognized at fair value based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions, including adjustments for credit risk.

Fair Value Measurements - ASC 820 (“ASC 820”) “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820-10-20 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

Investments Held in Rabbi Trusts — The investment assets of the rabbi trusts are valued using quoted market prices in active markets, which are classified in Level 1 of the fair value hierarchy. For additional information about the deferred compensation plan, refer to Note 13, Investments Held in Rabbi Trusts, and Note 26, Stock-Based Compensation.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. Hedges of a net investment in a foreign operation are linked to the specific foreign operation. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, the Company discontinues hedge accounting prospectively. At December 31, 2011 and 2010, all hedges were determined to be highly effective.

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

New Accounting Standards Not Yet Adopted

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-04 (“ASU 2011-04”) “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in ASU 2011-04 are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 as of January 1, 2012 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

In June 2011, the FASB issued ASU 2011-05 (“ASU 2011-05”) “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income”. The amendments in ASU 2011-05 require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in ASU 2011-05 are to be applied retrospectively and are effective during interim and annual periods beginning after December 15, 2011, and may be early adopted. As this standard impacts presentation only, the adoption of ASU 2011-05 as of January 1, 2012 did not impact the financial condition, results of operations and cash flows of the Company.

In September 2011, the FASB issued ASU 2011-08 (“ASU 2011-08”) “Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment”. The amendments in ASU 2011-08 provide entities with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in ASU 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and may be early adopted. The adoption of ASU 2011-08 as of January 1, 2012 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

In December 2011, the FASB issued ASU 2011-11 (“ASU 2011-11”) “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities”. The amendments in ASU 2011-11 will enhance disclosures by requiring improved information about financial and derivative instruments that are either 1) offset (netting assets and liabilities) in accordance with Section 210-20-45 or Section 815-10-45 of the FASB Accounting Standards

Codification or 2) subject to an enforceable master netting arrangement or similar agreement. The amendments in ASU 2011-11 are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those years. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of ASU 2011-11 to materially impact its financial condition, results of operations and cash flows.

In December 2011, the FASB issued ASU 2011-12 (“ASU 2011-12”) “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. The amendments in ASU 2011-12 defer the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The amendments in ASU 2011-12 are effective at the same time as ASU 2011-05 so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-05 is deferring. The amendments in ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As ASU 2011-12 impacts presentation only, the adoption of ASU 2011-12 as of January 1, 2012 did not impact the financial condition, results of operations and cash flows of the Company.

Note 2. Acquisition of ICT

On February 2, 2010, the Company acquired 100% of the outstanding common shares and voting interest of ICT through a merger of ICT with and into a subsidiary of the Company. ICT provided outsourced customer management and business process outsourcing solutions with its operations located in the United States, Canada, Europe, Latin America, India, Australia and The Philippines. The results of ICT’s operations have been included in the Company’s Consolidated Financial Statements since its acquisition on February 2, 2010. The Company acquired ICT to expand and complement its global footprint, provide entry into additional vertical markets, and increase revenues to enhance its ability to leverage the Company’s infrastructure to produce improved sustainable operating margins. This resulted in the Company paying a substantial premium for ICT resulting in recognition of goodwill.

The acquisition date fair value of the consideration transferred totaled $277.8 million, which consisted of the following (in thousands):

Total
Cash	$141,161
Common stock	136,673

$277,834

The fair value of the 5.6 million common shares issued was determined based on the Company’s closing share price of $24.40 on the acquisition date.

The cash portion of the acquisition was funded through borrowings consisting of a $75 million short-term loan from KeyBank and a $75 million Term Loan, which were paid off in March 2010 and July 2010, respectively. See Note 20, Borrowings, for further information.

The Company accounted for the acquisition in accordance with ASC 805 “Business Combinations”, whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from ICT based on their estimated fair values as of the closing date. The Company finalized its purchase price allocation during the three months ended December 31, 2010. The following table summarizes the estimated acquisition date fair values of the assets acquired and liabilities assumed, the measurement period adjustments that occurred during the three months ended December 31, 2010 and the final purchase price allocation as of February 2, 2010 (in thousands):

	February 2, 2010 (As initially reported)	Measurement Period Adjustments	February 2, 2010 (As adjusted)
Cash and cash equivalents	$63,987	$-	$63,987
Receivables	75,890	-	75,890
Income tax receivable	2,844	(1,941)	903
Prepaid expenses	4,846	-	4,846
Other current assets	4,950	149	5,099

Total current assets	152,517	(1,792)	150,725
Property and equipment	57,910	-	57,910
Goodwill	90,123	7,647	97,770
Intangibles	60,310	-	60,310
Deferred charges and other assets	7,978	(3,965)	4,013

Short-term debt	(10,000)	-	(10,000)
Accounts payable	(12,412)	(168)	(12,580)
Accrued employee compensation and benefits	(23,873)	(1,309)	(25,182)
Income taxes payable	(2,451)	2,013	(438)
Other accrued expenses and current liabilities	(10,951)	(464)	(11,415)

Total current liabilities	(59,687)	72	(59,615)
Deferred grants	(706)	-	(706)
Long-term income tax liabilities	(5,573)	(19,924)	(25,497)
Other long-term liabilities (1)	(25,038)	17,962	(7,076)

	$277,834	$-	$277,834

(1)	Includes primarily long-term deferred tax liabilities.

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

The $97.8 million of goodwill was assigned to the Company’s Americas and EMEA operating segments in the amount of $97.7 million and $0.1 million, respectively. The goodwill recognized is attributable primarily to synergies the Company expects to achieve as the acquisition increases the opportunity for sustained long-term operating margin expansion by leveraging general and administrative expenses over a larger revenue base. Pursuant to federal income tax regulations, the ICT acquisition was considered to be a non-taxable transaction; therefore, no amount of intangibles or goodwill from this acquisition will be deductible for tax purposes. The fair value of receivables acquired was $75.9 million, with the gross contractual amount being $76.4 million, of which $0.5 million was not expected to be collected.

Total net assets acquired (liabilities assumed) by operating segment as of February 2, 2010, the acquisition date, were as follows (in thousands):

	Consolidatedaa	Consolidatedaa	Consolidatedaa	Consolidatedaa
	Americas	EMEA	Other	Consolidated
Net assets (liabilities)	$278,703	$(869)	$-	$277,834

Fair values are based on management’s estimates and assumptions including variations of the income approach, the cost approach and the market approach. The following table presents the Company’s purchased intangibles assets as of February 2, 2010, the acquisition date (in thousands):

	Period (years)aa	Period (years)aa
	Amount Assigned	Weighted Average Amortization Period (years)
Customer relationships	$57,900	8
Trade name	1,000	3
Proprietary software	850	2
Non-compete agreements	560	1

	$60,310	8

After the ICT acquisition in February, 2010, the Company paid off the $10.0 million outstanding balance plus accrued interest of the ICT short-term debt assumed upon acquisition. The related interest expense included in “Interest expense” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2010 was not material.

The Company’s Consolidated Statement of Operations for the year ended December 31, 2010 includes ICT revenues from continuing operations of $362.7 million and the ICT loss from continuing operations, net of taxes, of $(26.9) million from the February 2, 2010 acquisition date through December 31, 2010.

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

	$1,162,040aa	$1,162,040aa
	Years Ended December 31,
	2010	2009
Revenues	$1,162,040	$1,154,516
Income from continuing operations, net of taxes	$48,504	$44,571
Income from continuing operations per common share:
Basic	$1.04	$0.96
Diluted	$1.04	$0.96

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

The following table presents acquisition-related costs included in “General and administrative” costs in the accompanying Consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2011	2010	2009
Severance costs:
Americas	$-	$1,234	$-
EMEA	-	185	-
Corporate	126	14,928	-

	126	16,347	-
Lease termination and other costs: (1)
Americas	(277)	7,220	-
EMEA	(206)	1,654	-

	(483)	8,874	-
Transaction and integration costs:
Corporate	13	9,302	3,349

	13	9,302	3,349
Depreciation and amortization: (2)
Americas	12,168	11,770	-
EMEA	-	25	-

	12,168	11,795	-

Total acquisition-related costs	$11,824	$46,318	$3,349

(1)	Amounts related to the Third Quarter 2010 Exit Plan and the Fourth Quarter 2010 Exit Plan. See Note 4.
(2)	Depreciation resulted from the adjustment to fair values of the acquired property and equipment and amortization of the fair values of the acquired intangibles.

Note 3. Discontinued Operations

The results of discontinued operations, which consist of the Spanish and Argentine operations, were as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Revenues:
Spain	$39,341	$36,806	$44,221
Argentina	-	40,676	32,467

	$39,341	$77,482	$76,688

Income (loss) from discontinued operations before income taxes:
Spain	$(4,532)	$(6,417)	$1,475
Argentina	-	(6,476)	(2,931)

	(4,532)	(12,893)	(1,456)

Income taxes: (1)
Spain	-	-	-
Argentina	-	-	-

	-	-	-

Income (loss) from discontinued operations, net of taxes:
Spain	(4,532)	(6,417)	1,475
Argentina	-	(6,476)	(2,931)

	$(4,532)	$(12,893)	$(1,456)

(1)	There were no income taxes on the loss from discontinued operations as any tax benefit from the losses would be offset by a valuation allowance.

Spanish Operations Held for Sale

In November 2011, the Finance Committee of the Board of Directors of the Company authorized management to pursue the sale of the Company’s Spanish operations. Management concluded the operations were no longer consistent with the Company’s strategic direction. These operations met the held for sale criteria as of December 31, 2011; therefore, the Company reflected the assets and related liabilities of the Spanish operations as “Assets held for sale, discontinued operations” and “Liabilities held for sale, discontinued operations” in the accompanying Balance Sheet as of December 31, 2011. The Company reflected the operating results related to the Spanish operations as discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009. Cash flows from discontinued operations are included in the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009. This business was historically reported by the Company as part of the EMEA segment.

The assets and liabilities of the Spanish operations in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	December 31,
	2011	2010
Assets (1)
Current assets:
Cash and cash equivalents	$-	$1,245
Receivables, net	8,970	15,397
Prepaid expenses	23	-

Total current assets	8,993	16,642
Property and equipment, net	-	1,183
Deferred charges and other assets	597	736

Total assets (2)	9,590	18,561

Liabilities (1)
Current liabilities:
Accounts payable	1,191	1,576
Accrued employee compensation and benefits	4,592	2,301
Deferred revenue	335	258
Other accrued expenses and current liabilities	1,010	1,993

Total current liabilities (3)	7,128	6,128

Total net assets	$2,462	$12,433

(1)	Classifed and included in the respective line items in the accompanying Consolidated Balance Sheet as of December 31, 2010.
(2)

Classifed as current and included in “Assets held for sale, discontinued operations” in the accompanying Consolidated Balance Sheet as of December 31, 2011, as the Spanish operations are expected to be sold within the next 12 months.

(3)

Classified as current and included in “Liabilities held for sale, discontinued operations” in the accompanying Consolidated Balance Sheet as of December 31, 2011, as the Spanish operations are expected to be sold within the next 12 months.

During the three months ended December 31, 2011, the Company recorded an impairment of $0.8 million related to the write-down of property and equipment, primarily leasehold improvements and software, in conjunction with the classification of the Spanish operations as held for sale. The impairment charges represented the amount by which the carrying value exceeded the fair value of these assets, as defined in ASC 820, and are included in discontinued operations in the accompanying Consolidated Statement of Operations for the year ended December 31, 2011.

Sale of Argentine Operations in 2010

On December 16, 2010, the Board of Directors (the “Board”) of SYKES, upon the recommendation of its Finance Committee, sold its Argentina operations, which were operated through two Argentine subsidiaries: Centro Interaccion Multimedia S.A. (“CIMSA”) and ICT Services of Argentina, S.A. (“ICT Argentina”), together the “Argentine operations.” CIMSA and ICT Argentina were offshore contact centers providing contact center services through a total of three centers in Argentina to clients in the United States and in the Republic of Argentina. The decision to exit Argentina was made due to surging costs, primarily chronic wage increases, which dramatically reduced the appeal of the Argentina footprint among the Company’s existing and new global clients and thus the overall future profitability of the Argentine operations.

On December 13, 2010, the Company entered a stock purchase agreement, and pursuant thereto, the Company sold all of the shares of capital stock of CIMSA to individual purchasers for a nominal price. Pursuant to the CIMSA stock purchase agreement, immediately prior to closing, the Company made a capital contribution of $9.5 million to CIMSA to cover a portion of CIMSA’s liabilities. Immediately after closing, the purchasers made a capital contribution to CIMSA of $1.0 million, and CIMSA repaid a loan of $1.0 million to one of the Company’s subsidiaries. As this was a stock transaction, the Company has no future obligation with regard to CIMSA and there are no material post closing obligations.

Additionally, on December 22, 2010, the Company entered into a letter of intent (the “ICT Letter of Intent”) to sell all of the shares of capital stock of ICT Argentina to a group of individual purchasers for a nominal purchase price. Pursuant to the ICT Letter of Intent, immediately prior to closing, the Company funded ICT Argentina with a capital contribution of $3.5 million to cover a portion of ICT Argentina’s liabilities. Also on December 24, 2010, the Company entered into the stock purchase agreement, and pursuant thereto, completed the sale transaction. As this was a stock transaction, the Company has no future obligation with regard to ICT Argentina and there are no material post closing obligations.

The loss on the sale of the Argentine operations amounted to $29.9 million pre-tax and $23.5 million after tax at December 31, 2010. The sale of Argentine operations was a taxable transaction that resulted in a $6.4 million tax benefit. The effective tax rate on the loss on the sale of Argentina of 21.4% differs from the expected 35.0% statutory rate due to a valuation allowance established on the foreign deferred tax asset recognized as a result of the sale, partially offset by a reduction in U.S. taxes related to foreign earnings distributions and the write off of intercompany receivables resulting in tax benefits of $2.9 million and $3.5 million, respectively. During the three months ended December 31, 2011, the Company reversed the accrued liability related to the expiration of the indemnification to the purchaser for the possible loss of a specific client business, which reduced the net loss on sale of the Argentine operations by $0.6 million. There was no related income tax effect.

As a result of the sale of the Argentine operations, the operating results related to the Argentine operations have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations for the years ended December 31, 2010 and 2009. This business was historically reported by the Company as part of the Americas segment.

During 2010, the Company recorded an impairment of $0.7 million related to the write-down of long-lived assets in Argentina, primarily leasehold improvements and software, which were no longer recoverable. The impairment charge represented the amount by which the carrying value exceeded the fair value of these assets which cannot be redeployed to other locations and are included in discontinued operations in the accompanying Consolidated Statement of Operations for 2010.

Note 4. Costs Associated with Exit or Disposal Activities

Fourth Quarter 2011 Exit Plan

During the three months ended December 31, 2011, the Company announced a plan to rationalize seats in certain U.S. sites and close certain locations in EMEA (the “Fourth Quarter 2011 Exit Plan”). The details are described below, by segment.

Americas

During the three months ended December 31, 2011, as part of an on-going effort to streamline excess capacity related to the integration of the ICT acquisition and align it with the needs of the market, the Company announced a plan to rationalize approximately 1,200 seats in the U.S., some of which are revenue generating, with plans to migrate the associated revenues to other locations within the U.S. Approximately 500 employees are expected to be affected and the Company expects to complete the actions associated with the Americas plan on or before October 31, 2012.

The major costs estimated to be incurred as a result of these actions are program transfer costs, facility-related costs (primarily consisting of those costs associated with the real estate leases), and impairments of long-lived assets (primarily leasehold improvements and equipment) estimated at $1.0 million. The Company recorded $0.5 million of the costs associated with these actions as non-cash impairment charges included in “Impairment of long-lived assets” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2011, while approximately $0.5 million represents cash expenditures for program transfer and facility-related costs, including obligations under the leases, the last of which ends in January 2013. There is no accrual as no actions have taken place to transfer programs or close the facilities as of December 31, 2011. No cash has been paid through December 31, 2011 for the program transfer costs or facility-related costs.

EMEA

During the three months ended December 31, 2011, in an effort to improve the Company’s overall profitability in the EMEA region, the Company committed to close a customer contact management center in South Africa and a customer contact management center in Ireland, as well as some capacity rationalization in the Netherlands, all components of the EMEA segment. Through these actions, the Company expects to improve its cost structure in the EMEA region by optimizing its capacity utilization. While the Company plans to migrate approximately $3.2 million of annualized call volumes of the Ireland facility to other facilities within EMEA, the Company does not anticipate the remaining call volume in Ireland or any of the annualized revenue from the Netherlands or South Africa facilities, which was $18.8 million, will be captured and migrated to other facilities within the region. The number of seats anticipated for rationalization across the EMEA region approximates 900 with an anticipated total of approximately 500 employees affected by the actions. The Company expects to close these facilities by July 2012 and substantially complete the actions associated with the EMEA plan on or before September 30, 2012.

The major costs estimated to be incurred as a result of these actions are facility-related costs (primarily consisting of those costs associated with the real estate leases), impairments of long-lived assets (primarily leasehold improvements and equipment) and anticipated severance-related costs estimated at $7.6 million. The Company recorded $0.5 million of the costs associated with these actions as non-cash impairment charges included in “Impairment of long-lived assets” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2011, while approximately $7.1 million will be cash expenditures for severance-related costs and facility-related costs, primarily rent obligations to be paid through the remainder of the noncancelable term of the leases, the last of which ends in March 2013. The Company has paid $0.7 million in cash through December 31, 2011 of the severance-related and legal-related costs.

The following table summarizes the accrued liability associated with EMEA’s Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges (none in 2010 or 2009) (in thousands):

	Beginning Accrual at January 1, 2011	Charges (Reversals) for the Year Ended December 31, 2011 (1)	Cash Payments	Other Non- Cash Changes (2)	Ending Accrual at December 31, 2011	Short-term (3)	Long- term
Lease obligations and facility exit costs	$-	$587	$-	$(10)	$577	$577	$-
Severance and related costs	-	5,185	(653)	(62)	4,470	4,470	-
Legal-related costs	-	21	(8)	-	13	13	-
	$-	$5,793	$(661)	$(72)	$5,060	$5,060	$-

(1)	During 2011, the Company recorded charges related to the initiation of the Fourth Quarter 2011 Exit Plan.
(2)	Effect of foreign currency translation.
(3)	Included in ‘Other accrued expenses and current liabilities’ in the accompanying Consolidated Balance Sheet.

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

The major costs incurred as a result of these actions were facility-related costs (primarily consisting of those costs associated with the real estate leases), impairments of long-lived assets (primarily leasehold improvements and equipment) and severance-related costs totaling $2.2 million as of December 31, 2011 ($2.1 million as of December 31, 2010). This increase of $0.1 million included in “General and administrative” costs in the accompanying Consolidated Statement of Operations during the year ended December 31, 2011 is primarily due to the change in estimate of lease termination costs. The Company recorded $0.2 million of the costs associated with the Fourth Quarter 2010 Exit Plan as non-cash impairment charges (see Note 3, Discontinued Operations, for further information). Approximately $1.8 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ends in March 2014, and $0.2 million represents cash expenditures for severance-related costs. The Company has paid $1.1 million in cash through December 31, 2011 of the facility-related and severance-related costs.

The following table summarizes the accrued liability associated with the Fourth Quarter 2010 Exit Plan’s exit or disposal activities and related charges (none in 2009) (in thousands):

	Beginning Accrual at January 1, 2011	Charges (Reversals) for the Year Ended December 31, 2011 (1)	Cash Payments	Other Non- Cash Changes (2)	Ending Accrual at December 31, 2011	Short-term (3)	Long-term (4)
Lease obligations and facility exit costs	$1,711	$70	$(886)	$(60)	$835	$398	$437
Severance and related costs	-	-	-	-	-	-	-

	$1,711	$70	$(886)	$(60)	$835	$398	$437

	Beginning Accrual at January 1, 2010	Charges (Reversals) for the Year Ended December 31, 2010 (1)	Cash Payments	Other Non- Cash Changes (2)	Ending Accrual at December 31, 2010	Short-term (3)	Long-term (4)
Lease obligations and facility exit costs	$-	$1,711	$-	$-	$1,711	$941	$770
Severance and related costs	-	185	(185)	-	-	-	-

	$-	$1,896	$(185)	$-	$1,711	$941	$770

(1)

During 2011, the Company recorded additional lease termination costs, which are included in “General and administrative” costs in the accompanying Consolidated Statement of Operations. During 2010, the Company recorded charges related to the initiation of the Fourth Quarter 2010 Exit Plan.

(2)	Effect of foreign currency translation.
(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets.
(4)	Included in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.

See Note 3, Discontinued Operations, for impairment charges recorded in 2010 related to the Company’s Argentine operations, which were sold in December 2010.

Third Quarter 2010 Exit Plan

During the quarter ended September 30, 2010, consistent with the Company’s long-term goals to manage and optimize capacity utilization, the Company closed or committed to close four customer contact management centers in The Philippines and consolidated or committed to consolidate leased space in our Wilmington, Delaware and Newtown, Pennsylvania locations (the “Third Quarter 2010 Exit Plan”). These actions were in response to the facilities consolidation and capacity rationalization related to the ICT acquisition, enabling the Company to reduce operating costs by eliminating redundant space and to optimize capacity utilization rates where overlap exists. There were no employees affected by the Third Quarter 2010 Exit Plan. These actions were substantially completed by January 31, 2011.

The major costs incurred as a result of these actions were impairments of long-lived assets (primarily leasehold improvements) and facility-related costs (primarily consisting of those costs associated with the real estate leases) estimated at $10.5 million as of December 31, 2011 ($10.0 million as of December 31, 2010), all of which are in the Americas segment. The increase of $0.5 million during the year ended December 31, 2011 is primarily due to the change in assumptions related to the redeployment of property and equipment and a change in estimate of lease termination costs. The Company recorded $3.8 million of the costs associated with the Third Quarter 2010 Exit Plan as non-cash impairment charges, of which $0.7 million is included in “Impairment of long-lived assets” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2011 (see Note 5, Fair Value, for further information). The remaining $6.7 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ends in February 2017. The Company has paid $3.2 million in cash through December 31, 2011 related to these facility-related costs.

The following table summarizes the accrued liability associated with the Third Quarter 2010 Exit Plan’s exit or disposal activities and related charges (none in 2009) (in thousands):

	Beginning Accrual at January 1, 2011	Charges (Reversals) for the Year Ended December 31, 2011 (1)	Cash Payments	Other Non- Cash Changes (2)	Ending Accrual at December 31, 2011	Short- term (3)	Long-term (4)
Lease obligations and facility exit costs	$6,141	$(276)	$(2,443)	$5	$3,427	$843	$2,584

	Beginning Accrual at January 1, 2010	Charges (Reversals) for the Year Ended December 31, 2010 (1)	Cash Payments	Other Non- Cash Changes (2)	Ending Accrual at December 31, 2010	Short-term (3)	Long-term (4)
Lease obligations and facility exit costs	$-	$6,944	$(803)	$-	$6,141	$2,199	$3,942

(1)

During 2011, the Company reversed accruals related to lease termination costs due to an unanticipated sublease at one of the sites, which reduced “General and administrative” costs in the accompanying Consolidated Statement of Operations. This amount was partially offset by additional lease termination costs for one of the sites. During 2010, the Company recorded charges related to the initiation of the Third Quarter 2010 Exit Plan.

(2)	Effect of foreign currency translation.
(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets.
(4)	Included in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.

ICT Restructuring Plan

As of February 2, 2010, the Company assumed the liabilities of ICT, including restructuring accruals in connection with ICT’s plans to reduce its overall cost structure and adapt to changing economic conditions by closing various customer contact management centers in Europe and Canada prior to the end of their existing lease terms (the “ICT Restructuring Plan”). These remaining restructuring accruals, which related to ongoing lease and other contractual obligations, were paid in December 2011. Since acquiring ICT in February 2010, the Company has paid $1.9 million in cash through December 31, 2011 related to the ICT Restructuring Plan.

The following tables summarize the accrued liability associated with the ICT Restructuring Plan’s exit or disposal activities (none in 2009) (in thousands):

	Beginning Accrual at January 1, 2011	Charges (Reversals) for the Year Ended December 31, 2011 (1)	Cash Payments	Other Non- Cash Changes (2)	Ending Accrual at December 31, 2011	Short-term (3)	Long-term (4)
Lease obligations and facility exit costs	$1,462	$(276)	$(1,139)	$(47)	$-	$-	$-

	Beginning Accrual at January 1, 2010	Accrual assumed upon acquisition of ICT on February 2, 2010 (1)	Cash Payments	Other Non- Cash Changes	Ending Accrual at December 31, 2010	Short-term (3)	Long-term (4)
Lease obligations and facility exit costs	$-	$2,197	$(735)	$-	$1,462	$1,462	$-

(1)

During 2011, the Company reversed accruals related to the final settlement of termination costs, which reduced “General and administrative” costs in the accompanying Consolidated Statement of Operations. During 2010, upon acquisition of ICT on February 2, 2010, the Company assumed ICT’s restructuring accruals.

(2)	Effect of foreign currency translation.
(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheet.
(4)	Included in “Other long-term liabilities” in the accompanying Consolidated Balance Sheet.

Note 5. Fair Value

The Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 subject to the requirements of ASC 820 consist of the following (in thousands):

	December 31	December 31	December 31	December 31	December 31
		Fair Value Measurements at December 31, 2011 Using:
		Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		December 31, 2011	Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents”	(1)	$68,651	$68,651	$-	$-
Money market funds and open-end mutual funds in “Deferred charges and other assets”	(1)	12	12	-	-
Foreign currency forward contracts	(2)	536	-	536	-
Foreign currency option contracts	(2)	174	-	174	-
Equity investments held in a rabbi trust for the Deferred Compensation Plan	(3)	2,817	2,817	-	-
Debt investments held in a rabbi trust for the Deferred Compensation Plan	(3)	1,365	1,365	-	-
Guaranteed investment certificates	(4)	65	-	65	-

		$73,620	$72,845	$775	$-

Liabilities:
Foreign currency forward contracts	(5)	$752	$-	$752	$-

		$752	$-	$752	$-

(1)	In the accompanying Consolidated Balance Sheet.
(2)	Included in “Other current assets” in the accompanying Consolidated Balance Sheet. See Note 12.
(3)	Included in “Other current assets” in the accompanying Consolidated Balance Sheet. See Note 13.
(4)	Included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheet. See Note 15.
(5)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheet. See Note 18.

The Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 subject to the requirements of ASC 820 consist of the following (in thousands):

	Fair Value Measurements at December 31, 2010 Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2010	Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents” (1)	$5,893	$5,893	$-	$-
Money market funds and open-end mutual funds in “Deferred charges and other assets” (1)	747	747	-	-
Foreign currency forward contracts (2)	1,283	-	1,283	-
Foreign currency option contracts (2)	4,951	-	4,951	-
Equity investments held in a rabbi trust for the Deferred Compensation Plan (3)	2,647	2,647	-	-
Debt investments held in a rabbi trust for the Deferred Compensation Plan (3)	789	789	-	-
U.S. Treasury Bills held in a rabbi trust for the former ICT chief executive officer (3)	118	118	-	-
Guaranteed investment certificates (4)	53	-	53	-

	$16,481	$10,194	$6,287	$-

Liabilities:
Foreign currency forward contracts (5)	$735	$-	$735	$-

	$735	$-	$735	$-

(1)	In the accompanying Consolidated Balance Sheet.
(2)	Included in “Other current assets” in the accompanying Consolidated Balance Sheet. See Note 12.
(3)	Included in “Other current assets” in the accompanying Consolidated Balance Sheet. See Note 13.
(4)	Included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheet. See Note 15.
(5)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheet. See Note 18.

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs as described in Note 1, Overview and Summary of Significant Accounting Policies, like those associated with acquired businesses, including goodwill and other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets was determined to be impaired. The following table summarizes the adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 (in thousands):

	December 31,
	2011	2010
Americas:
Goodwill	$121,342	$122,303
Intangibles, net	44,472	52,752
Investment in SHPS	-	-
Property and equipment, net	79,874	99,089

EMEA:
Goodwill	-	-
Intangibles, net	-	-
Property and equipment, net	11,206	14,614

Discontinued Operations:
Americas - Property and equipment, net	-	-
EMEA - Property and equipment, net	-	1,183

The following table summarizes the total impairment losses related to nonrecurring fair value measurements of certain assets (no liabilities) subject to the requirements of ASC 820 (in thousands):

	Total Impairment (Losses)
	Years Ended December 31,
	2011	2010	2009
Americas:
Goodwill (1)	$-	$-	$(629)
Intangibles, net (1)	-	-	(1,279)

	-	-	(1,908)
Investment in SHPS (2)	-	-	(2,089)
Property and equipment, net (3)	(1,244)	(3,121)	-
EMEA:
Goodwill (3)	-	(84)	-
Intangibles, net (3)	-	(278)	-

	-	(362)	-
Property and equipment, net (3)	(474)	(159)	-

	(1,718)	(3,642)	(3,997)
Discontinued Operations:
Americas - Property and equipment, net (3), (4)	-	(682)	-
EMEA - Property and equipment, net (3), (4)	(843)	-	-

	$(2,561)	$(4,324)	$(3,997)

(1)	See this Note 5 for additional information regarding the KLA fair value measurement.
(2)	See Note 1 for additional information regarding the SHPS fair value measurement.
(3)	See Note 1 for additional information regarding the fair value measurement.
(4)	See Note 3 for additional information regarding the impairments related to discontinued operations.

Impairment of Long-Lived Assets

During 2011, in connection with the Fourth Quarter 2011 Exit Plan, as discussed more fully in Note 4, Costs Associated with Exit or Disposal Activities, the Company recorded impairment charges of $0.5 million in the Americas segment and $0.5 million in the EMEA segment, related to the write-down of long-lived assets, primarily leasehold improvements and equipment.

During 2011, in connection with the Third Quarter 2010 Exit Plan within the Americas segment, as discussed more fully in Note 4, Costs Associated with Exit or Disposal Activities, the Company recorded an impairment charge of $0.7 million, resulting from a change in assumptions related to the redeployment of property and equipment.

During 2010, in connection with a plan to close and consolidate facilities within the EMEA segment, as discussed more fully in Note 4, Costs Associated with Exit or Disposal Activities, the Company recorded an impairment charge of $0.2 million, related to the impairment of long-lived assets for leasehold improvements and equipment in certain of its underutilized customer contact management centers in the United Kingdom and Ireland. In addition, during 2010, based on actual and forecasted operating results and deterioration of the related customer base in the Company’s United Kingdom operations, the EMEA segment recorded a $0.1 million impairment loss on goodwill and a $0.3 million impairment loss on intangibles (primarily customer relationships).

During 2010, in connection with a plan to close and consolidate facilities within the Americas segment, as discussed more fully in Note 4, Costs Associated with Exit or Disposal Activities, the Company recorded an impairment charge of $3.1 million, comprised of a $2.9 million impairment of long-lived assets for leasehold improvements in certain of its underutilized customer contact management centers in The Philippines and a $0.2 million impairment of long-lived assets for leasehold improvements related to a plan to consolidate corporate leased space in the United

States.

During 2009, the Company committed to a plan to sell or close its Employee Assistance and Occupational Health operations in Calgary, Alberta, Canada, which was originally acquired on March 1, 2005 when the Company purchased the shares of Kelly, Luthmer & Associates Limited (“KLA”). As a result of KLA’s actual and forecasted operating results for 2009, deterioration of the KLA customer base and loss of key employees, the Company determined to sell or close the Calgary operations on or before December 31, 2009 for less than its current carrying value. This decline in value was other than temporary, therefore, the Company recorded a non-cash impairment loss of $1.3 million related to intangible assets (primarily customer relationships) and $0.6 million related to goodwill included in “Impairment loss on goodwill and intangibles” during 2009. The accompanying Consolidated Statement of Operations for 2009 includes “Impairment loss on goodwill and intangibles” of $1.9 million related to the Calgary operations (none in 2010 or 2008). As of December 31, 2010, $0.3 million and $0.2 million were included in “Other accrued expenses and current liabilities” and “Other long-term liabilities”, respectively, in the accompanying Consolidated Balance Sheet related to the lease obligation, net of the underlying sublease amounts. This lease obligation is expected to be paid through the remainder of the lease term ending July 2012. In addition, in 2009, the Company paid $0.1 million in one-time employee termination benefits. The loss from operations for KLA for 2009 was $3.4 million, which was not material to the consolidated income from continuing operations; therefore, the results of operations of KLA have not been presented as discontinued operations in the accompanying Consolidated Statement of Operations.

Additionally, during 2009 the Company recorded an impairment loss of $2.1 million on its investment in SHPS.

Note 6. Goodwill and Intangible Assets

The following table presents the Company’s purchased intangible assets as of December 31, 2011 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$58,027	$(14,056)	$43,971	8
Trade name	1,000	(639)	361	3
Non-compete agreements	560	(560)	-	1
Proprietary software	850	(710)	140	2

	$60,437	$(15,965)	$44,472	8

The following table presents the Company’s purchased intangible assets as of December 31, 2010 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$58,471	$(6,839)	$51,632	8
Trade name	1,000	(306)	694	3
Non-compete agreements	560	(513)	47	1
Proprietary software	850	(471)	379	2

	$60,881	$(8,129)	$52,752	8

The following table presents amortization expense, related to the purchased intangible assets resulting from acquisitions (other than goodwill), included in “General and administrative” costs in the accompanying Consolidated Statements of Operations (in thousands):

	2011	2011	2011
	Years Ended December 31,
	2011	2010	2009
Amortization expense	$7,961	$7,879	$100

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to December 31, 2011, is as follows (in thousands):

Years Ending December 31,	Amount

2012	$7,684
2013	7,285
2014	7,223
2015	7,220
2016	7,220
2017 and thereafter	7,840

Changes in goodwill for the year ended December 31, 2011 consist of the following (in thousands):

	Gross Amount	Accumulated Impairment Losses	Net Amount
Americas:
Balance at January 1, 2011	$122,932	$(629)	$122,303
Foreign currency translation	(961)	-	(961)

Balance at December 31, 2011	121,971	(629)	121,342

EMEA:
Balance at January 1, 2011	84	(84)	-
Foreign currency translation	-	-	-

Balance at December 31, 2011	84	(84)	-

	$122,055	$(713)	$121,342

Changes in goodwill for the year ended December 31, 2010 consist of the following (in thousands):

	Gross Amount	Accumulated Impairment Losses	Net Amount
Americas:
Balance at January 1, 2010	$21,838	$(629)	$21,209
Acquisition of ICT (See Note 2)	97,683	-	97,683
Foreign currency translation	3,411	-	3,411

Balance at December 31, 2010	122,932	(629)	122,303

EMEA:
Balance at January 1, 2010	-	-	-
Acquisition of ICT (See Note 2)	87	(87)	-
Foreign currency translation	(3)	3	-

Balance at December 31, 2010	84	(84)	-

	$123,016	$(713)	$122,303

See Note 5, Fair Value, for additional information regarding the impairment of the Americas and EMEA goodwill.

Note 7. Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company’s credit concentrations are limited due to the wide variety of customers and markets in which the Company’s services are sold. See Note 12, Financial Derivatives, for a discussion of the Company’s credit risk relating to financial derivative instruments, and Note 27, Segments and Geographic Information, for a discussion of the Company’s customer concentration.

Note 8. Receivables, Net

Receivables, net consist of the following (in thousands):

	December 31,
	2011	2010
Trade accounts receivable	$227,512	$249,719
Income taxes receivable	3,853	1,488
Other	2,641	1,574

	234,006	252,781
Less: Allowance for doubtful accounts	4,304	3,939

	$229,702	$248,842

Allowance for doubtful accounts as a percent of trade receivables	1.9%	1.6%

Note 9. Prepaid Expenses

Prepaid expenses consist of the following (in thousands):

	December 31,
	2011	2010
Prepaid maintenance	$4,191	$3,195
Prepaid rent	2,850	1,935
Inventory, at cost	508	1,706
Prepaid insurance	1,564	1,164
Prepaid other	2,427	2,704

	$11,540	$10,704

Note 10. Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2011	2010
Deferred tax assets (Note 22)	$8,044	$7,951
Financial derivatives (Note 12)	710	6,234
Investments held in rabbi trust (Note 13)	4,182	3,554
Value added tax certificates (Note 11)	2,386	2,030
Other current assets	4,798	3,144

	$20,120	$22,913

Note 11. Value Added Tax Receivables

The VAT receivables balances, and the respective locations in the accompanying Consolidated Balance Sheets, are presented below (in thousands):

	December 31,
	2011	2010
VAT included in:
Other current assets (Note 10)	$2,386	$2,030
Deferred charges and other assets (Note 15)	5,191	5,710

	$7,577	$7,740

During the years ended December 31, 2011, 2010 and 2009, the Company wrote down the VAT receivables balances by the following amounts, which are reflected in the accompanying Consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2011	2010	2009
Write-down of value added tax receivables	$504	$551	$536

Note 12. Financial Derivatives

Cash Flow Hedges – The Company had derivative assets and liabilities relating to outstanding forward contracts and options, designated as cash flow hedges, as defined under ASC 815, consisting of Philippine Peso contracts, Canadian Dollar contracts and Costa Rican Colones contracts. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.

The deferred gains and related taxes on the Company’s derivative instruments recorded in “Accumulated other comprehensive income (loss)” in the accompanying Consolidated Balance Sheets are as follows (in thousands):

	December 31,
	2011	2010

Deferred gains (losses) in AOCI	$(670)	$2,674
Tax on deferred gains (losses) in AOCI	232	(528)

Deferred gains (losses), net of taxes in AOCI	$(438)	$2,146

Deferred (losses) expected to be reclassified to “Revenues” from AOCI during the next twelve months	$(670)

Deferred gains (losses) and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the forward contracts and options.

Net Investment Hedge – During 2010, the Company entered into foreign exchange forward contracts to hedge its net investment in a foreign operation, as defined under ASC 815, with an aggregate notional value of $26.1 million. These hedges settled in 2010 and the Company recorded deferred (losses) of $(2.6) million, net of taxes, for 2010 as a currency translation adjustment, a component of AOCI, offsetting foreign exchange losses attributable to the translation of the net investment. The Company did not hedge net investments in foreign operations during 2011.

Other Hedges – The Company also periodically enters into foreign currency hedge contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivative instruments is to protect our interests against adverse foreign currency moves pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than the Company’s subsidiaries functional currencies. These contracts generally do not exceed 90 days in duration.

The Company had the following outstanding foreign currency forward contracts and options (in thousands):

	$00000000.00	$00000000.00	$00000000.00	$00000000.00
	As of December 31, 2011		As of December 31, 2010
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedge: (1)
Options:
Philippine Pesos	$85,500	September 2012	$81,100	December 2011

Forwards:
Philippine Pesos	12,000	March 2012	28,000	September 2011
Canadian Dollars	-	-	7,200	December 2011
Costa Rican Colones	30,000	September 2012	-	-

Not designated as hedge: (2)
Forwards	27,192	March 2012	57,791	February 2011

(1)	Cash flow hedge as defined under ASC 815. Purpose is to protect against the risk that eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.
(2)

Foreign currency hedge contract not designated as a hedge as defined under ASC 815. Purpose is to reduce the effects on the Company’s operating results and cash flows from fluctuations caused by volatility in currency exchange rates, primarily related to intercompany loan payments and cash held in non-functional currencies.

See Note 1, Overview and Summary of Significant Accounting Policies, for additional information on the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

As of December 31, 2011, the maximum amount of loss due to credit risk that, based on the gross fair value of the financial instruments, the Company would incur if parties to the financial instruments that make up the concentration failed to perform according to the terms of the contracts is $0.7 million.

The following tables present the fair value of the Company’s derivative instruments as of December 31, 2011 and 2010 included in the accompanying Consolidated Balance Sheets (in thousands):

	00000000	00000000	00000000	00000000
	Derivative Assets
	December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward contracts	Other current assets	$530	Other current assets	$1,009
Foreign currency options	Other current assets	174	Other current assets	4,951

		704		5,960
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	Other current assets	6	Other current assets	274

Total derivative assets		$710		$6,234

	00000000	00000000	00000000	00000000
	Derivative Liabilities
	December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward contracts	Other accrued expenses and current liabilities	$-	Other accrued expenses and current liabilities	$27

Foreign currency options	Other accrued expenses and current liabilities	485		-

		485		27
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	Other accrued expenses and current liabilities	267	Other accrued expenses and current liabilities	708

Total derivative liabilities		$752		$735

The following tables present the effect of the Company’s derivative instruments for the years ended December 31, 2011, 2010 and 2009 in the accompanying Consolidated Financial Statements (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)			Statement of Operations Location	Gain (Loss) Reclassified From Accumulated AOCI Into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	December 31,				December 31,			December 31,
	2011	2010	2009		2011	2010	2009	2011	2010	2009
Derivatives designated as cash flow hedging instruments under ASC 815:

Foreign currency forward contracts	$920	$2,586	$5,082	Revenues	$1,365	$4,515	$(9,257)	$2	$-	$-

Foreign currency option contracts	(2,403)	2,350	-	Revenues	488	658	-	-	-	-

	(1,483)	4,936	5,082		1,853	5,173	(9,257)	2	-	-

Derivatives designated as a net investment hedge under ASC 815:

Foreign currency forward contracts	-	(3,955)	-		-	-	-	-	-	-

	$(1,483)	$981	$5,082		$1,853	$5,173	$(9,257)	$2	$-	$-

	Statement of Operations Location	Gain (Loss) Recognized in Income on Derivatives
		December 31,
		2011	2010	2009
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	Other income and (expense)	$(1,444)	$(4,717)	$(1,928)

Foreign currency forward contracts	Revenues	-	-	(53)

		$(1,444)	$(4,717)	$(1,981)

Note 13. Investments Held in Rabbi Trusts

The Company’s investments held in rabbi trusts, classified as trading securities and included in “Other current assets” in the accompanying Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	As of December 31, 2011		As of December 31, 2010
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$3,938	$4,182	$3,058	$3,436
U.S. Treasury Bills (1)	-	-	118	118

	$3,938	$4,182	$3,176	$3,554

(1)	Matured in January 2011.

The mutual funds held in the rabbi trusts were 67% equity-based and 33% debt-based as of December 31, 2011. Investment income, included in “Other income (expense)” in the accompanying Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 consists of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Gross realized gains from sale of trading securities	$201	$54	$41
Gross realized (losses) from sale of trading securities	(20)	(5)	(21)
Dividend and interest income	69	37	46
Net unrealized holding gains (losses)	(383)	313	341

Net investment income (losses)	$(133)	$399	$407

Note 14. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2011	2010
Land	$4,191	$4,381
Buildings and leasehold improvements	74,221	79,504
Equipment, furniture and fixtures	231,789	249,319
Capitalized software development costs	2,903	3,005
Transportation equipment	716	764
Construction in progress	1,479	1,911

	315,299	338,884
Less: Accumulated depreciation	224,219	225,181

	$91,080	$113,703

Depreciation expense included in “General and administrative” in the accompanying Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Depreciation expense	$47,139	$47,902	$25,798

Sale of Land and Building Located in Minot, North Dakota

On June 1, 2011, the Company sold the land and building located in Minot, North Dakota, which were held for sale, for cash of $3.9 million (net of selling costs of $0.2 million) resulting in a net gain on sale of $3.7 million. The carrying value of these assets of $0.8 million was offset by the related deferred grants of $0.6 million. The net gain on the sale of $3.7 million is included in “Net gain on disposal of property and equipment” in the accompanying Consolidated Statement of Operations for 2011. These assets, previously classified as held and used with a carrying value of $0.9 million, were included in “Property and equipment” in the accompanying Consolidated Balance Sheet as of December 31, 2010. Related to these assets were deferred grants of $0.6 million, which were included in “Deferred grants” in the accompanying Consolidated Balance Sheet as of December 31, 2010.

Tornado Damage to the Ponca City, Oklahoma Customer Contact Management Center

In April 2011, the customer contact management center (the “facility”) located in Ponca City, Oklahoma experienced significant damage to its building and contents as a result of a tornado. The Company filed an insurance claim with its property insurance company to recover losses of $1.4 million. During 2011, the insurance company paid $1.2 million to the Company for costs to clean up and repair the facility of $0.9 million and for reimbursement of a portion of the Company’s out-of-pocket costs of $0.3 million. The Company completed the repairs to the facility during 2011 and collected the remaining $0.2 million in February 2012.

Typhoon Damage to the Marikina City, The Philippines Customer Contact Management Center

In September 2009, the building and contents of one of the Company’s customer contact management centers located in Marikina City, The Philippines (acquired as part of the ICT acquisition) was severely damaged by flooding from Typhoon Ondoy. Upon settlement with the insurer in November 2010, the Company recognized a net gain of $2.0 million in 2010. The damaged property and equipment had been written down by ICT prior to the ICT acquisition in February 2010. In August 2011, the Company received an additional $0.4 million from the insurer for rent payments made during the claim period and recognized a net gain on insurance settlement in 2011. This net gain on insurance settlement is included in “General and administrative” expenses in the accompanying Consolidated Statement of Operations in 2011. No additional funds are expected.

Note 15. Deferred Charges and Other Assets

Deferred charges and other assets consist of the following (in thousands):

	December 31,
	2011	2010
Non-current deferred tax assets (Note 22)	$20,389	$19,564
Non-current value added tax certificates (Note 11)	5,191	5,710
Deposits	2,278	5,118
Other	2,304	3,162

	$30,162	$33,554

Note 16. Accrued Employee Compensation and Benefits

Accrued employee compensation and benefits consist of the following (in thousands):

	December 31,
	2011	2010
Accrued compensation	$20,892	$27,063
Accrued vacation	13,965	13,700
Accrued bonus and commissions	12,566	11,227
Accrued employment taxes	9,757	10,061
Other	5,272	3,216

	$62,452	$65,267

Note 17. Deferred Revenue

The components of deferred revenue consist of the following (in thousands):

	December 31,
	2011	2010
Future service	$25,809	$23,919
Estimated potential penalties and holdbacks	8,510	7,336

	$34,319	$31,255

Note 18. Other Accrued Expenses and Current Liabilities

Other accrued expenses and current liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Accrued restructuring (Note 4)	$6,301	$4,602
Accrued legal and professional fees	2,623	3,160
Accrued telephone charges	518	2,266
Accrued roadside assistance claim costs	1,691	1,980
Accrued rent	1,297	1,053
Forward contracts (Note 12)	267	735
Option contracts (Note 12)	485	-
Other	8,009	11,825

	$21,191	$25,621

Note 19. Deferred Grants

The components of deferred grants consist of the following (in thousands):

	Years Ended December 31,
	2011	2010
Property grants	$8,210	$9,787
Employment grants	1,123	2,672

Total deferred grants	9,333	12,459
Less: Property grants - short-term (1)	-	-
Less: Employment grants - short-term (1)	770	1,652

Total long-term deferred grants (2)	$8,563	$10,807

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets.

(2)	Included in “Deferred grants” in the accompanying Consolidated Balance Sheets.

Amortization of the Company’s property grants included as a reduction to “General and administrative” costs and amortization of the Company’s employment grants included as a reduction to “Direct salaries and related costs” in the accompanying Consolidated Statements of Operations consist of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Amortization of property grants	$956	$1,047	$1,035
Amortization of employment grants	1,344	58	144

	$2,300	$1,105	$1,179

Note 20. Borrowings

The Company had no outstanding borrowings as of December 31, 2011 and 2010.

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

In 2010, the Company paid an underwriting fee of $3.0 million for the Credit Agreement, which is deferred and amortized over the term of the loan. In addition, the Company pays a quarterly commitment fee on the Credit Agreement. The related interest expense and amortization of deferred loan fees on the Credit Agreement of $1.2 million and $3.6 million are included in “Interest expense” in the accompanying Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, respectively (none in 2009). The $75 million Term Loan had a weighted average interest rate of 3.93% for the year ended December 31, 2010.

The Credit Agreement is guaranteed by all of the Company’s existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all the direct foreign subsidiaries of the Company and those of the guarantors.

In December 2009, Sykes (Bermuda) Holdings Limited, a Bermuda exempted company (“Sykes Bermuda”) which is an indirect wholly-owned subsidiary of the Company, entered into a credit agreement with KeyBank (the “Bermuda Credit Agreement”). The Bermuda Credit Agreement provided for a $75 million short-term loan to Sykes Bermuda with a maturity date of March 31, 2010. Sykes Bermuda drew down the full $75 million on December 11, 2009. The Bermuda Credit Agreement required that Sykes Bermuda and its direct subsidiaries maintain cash and cash equivalents of at least $80 million until the loan was repaid in its entirety. Interest was charged on outstanding amounts, at the option of Sykes Bermuda, at either a Eurodollar Rate (as defined in the Bermuda Credit Agreement) or a Base Rate (as defined in the Bermuda Credit Agreement) plus, in each case, an applicable margin specified in the Bermuda Credit Agreement. The underwriting fee paid of $0.8 million was deferred and amortized over the term of the loan. Sykes Bermuda repaid the entire outstanding amount plus accrued interest on March 31, 2010. The related interest expense and amortization of deferred loan fees of $1.4 million and $0.3 million are included in “Interest expense” in the accompanying Consolidated Statement of Operations for the years ended December 31, 2010 and 2009, respectively (none in 2011).

Note 21. Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220 (“ASC 220”) “Comprehensive Income”. ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Unrealized (Loss) on Net Investment Hedge	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Gain (Loss) on Post Retirement Obligation	Total
Balance at January 1, 2009	$(4,236)	$-	$1,387	$(7,834)	$-	$(10,683)
Pre-tax amount	8,360	-	(279)	5,082	307	13,470
Tax (provision) benefit	-	-	121	(4,255)	-	(4,134)
Reclassification to net income	3	-	(63)	9,257	(31)	9,166
Foreign currency translation	190	-	41	(231)	-	-

Balance at December 31, 2009	4,317	-	1,207	2,019	276	7,819
Pre-tax amount	9,790	(3,955)	(31)	4,936	104	10,844
Tax benefit	-	1,390	-	321	-	1,711
Reclassification to net loss	(7)	-	(52)	(5,173)	(34)	(5,266)
Foreign currency translation	(108)	-	65	43	-	-

Balance at December 31, 2010	13,992	(2,565)	1,189	2,146	346	15,108
Pre-tax amount	(7,613)	-	(184)	(1,482)	153	(9,126)
Tax benefit	-	-	34	759	-	793
Reclassification to net income	(389)	-	(55)	(1,855)	(40)	(2,339)
Foreign currency translation	5	-	1	(6)	-	-

Balance at December 31, 2011	$5,995	$(2,565)	$985	$(438)	$459	$4,436

Except as discussed in Note 22, Income Taxes, earnings associated with the Company’s investments in its subsidiaries are considered to be permanently invested and no provision for income taxes on those earnings or translation adjustments have been provided.

Note 22. Income Taxes

The income (loss) from continuing operations before income taxes includes the following components (in thousands):

	Years Ended December 31,
	2011	2010	2009
Domestic (U.S., state and local)	$(14,170)	$(24,662)	$439
Foreign	77,826	52,974	70,346

Total income from continuing operations before income taxes	$63,656	$28,312	$70,785

Significant components of the income tax provision are as follows (in thousands):

	00000000	00000000	00000000
	Years Ended December 31,
	2011	2010	2009
Current:
U.S. federal	$(3,446)	$4,836	$1,406
State and local	-	(24)	-
Foreign	18,743	14,527	14,547

Total current provision for income taxes	15,297	19,339	15,953

Deferred:
U.S. federal	148	(15,160)	11,791
State and local	143	(314)	158
Foreign	(4,246)	(1,668)	(1,784)

Total deferred provision (benefit) for income taxes	(3,955)	(17,142)	10,165

Total provision for income taxes	$11,342	$2,197	$26,118

The temporary differences that give rise to significant portions of the deferred income tax provision (benefit) are as follows (in thousands):

	00000000	00000000	00000000
	Years Ended December 31,
	2011	2010	2009
Accrued expenses/liabilities	$(31,111)	$(25,358)	$14,831
Net operating loss and tax credit carryforwards	47,849	7,158	2,989
Depreciation and amortization	(2,083)	(3,433)	(863)
Deferred revenue	-	(580)	(722)
Deferred statutory income	(839)	-	474
Valuation allowance	(17,779)	5,028	(6,608)
Other	8	43	64

Total deferred provision (benefit) for income taxes	$(3,955)	$(17,142)	$10,165

The reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the Company’s effective income tax provision is as follows (in thousands):

	00000000	00000000	00000000
	Years Ended December 31,
	2011	2010	2009
Tax at U.S. federal statutory tax rate	$22,280	$9,909	$24,775
State income taxes, net of federal tax benefit	143	(333)	158
Tax holidays	(7,532)	(6,798)	(13,841)
Change in valuation allowance, net of related adjustments	610	3,328	(4,473)
Foreign rate differential	(5,765)	(3,875)	(7,499)
Changes in uncertain tax positions	(2,748)	(3,830)	594
Permanent differences	915	985	6,529
Foreign withholding and other taxes	4,546	3,207	4,048
Change of assertion related to foreign earnings distribution	(255)	(1,865)	16,281
Tax credits	(852)	1,469	(454)

Total provision for income taxes	$11,342	$2,197	$26,118

The Company changed its intent to distribute current earnings from various foreign operations to their foreign parents to take advantage of the December 2011 extension of tax provisions of Internal Revenue Code Section 954(c)(6). These tax provisions permit continued tax deferral on such distributions that would otherwise be taxable immediately in the United States. While the distributions are not taxable in the United States, related withholding taxes of $2.7 million are included in the provision for income taxes in the Consolidated Statement of Operations for 2011.

In addition, the Company changed its intent to distribute all of the current year and future years’ earnings of a non-U.S. subsidiary to its foreign parent. Withholding taxes of $0.9 million related to this distribution are included in the provision for income taxes in the Consolidated Statement of Operations for 2011.

In connection with the Company’s borrowing of a $75 million Term Loan on February 2, 2010, related to the ICT acquisition, the Company was deemed to have changed its intent regarding the permanent reinvestment of $85.0 million of foreign subsidiaries’ accumulated and undistributed earnings. Accordingly, a net deferred tax provision of $14.7 million was recorded in 2009. Of the $85.0 million change of intent, $50.0 million was distributed in 2010 and the remaining $35.0 million was distributed in 2011 and the related deferred tax liability was realized.

Except as previously mentioned, a provision for income taxes has not been made for the undistributed earnings of foreign subsidiaries of approximately $333.1 million at December 31, 2011, as the earnings are permanently reinvested in foreign business operations. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable.

The Company has been granted tax holidays in The Philippines, Costa Rica, El Salvador and India. The tax holidays have various expiration dates ranging from 2012 through 2023. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will renew them. This could potentially result in future adverse tax consequences. The Company’s tax holidays decreased the provision for income taxes by $7.5 million ($0.17 per diluted share), $6.8 million ($0.15 per diluted share) and $13.8 million ($0.34 per diluted share) for the years ended December 31, 2011, 2010 and 2009, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	00000000000	00000000000
	December 31,
	2011	2010
Deferred tax assets:
Accrued expenses	$21,313	$22,707
Net operating loss and tax credit carryforwards	50,525	83,914
Depreciation and amortization	2,111	3,346
Deferred revenue	5,017	4,161
Valuation allowance	(38,544)	(60,091)
Other	6	-

	40,428	54,037

Deferred tax liabilities:
Accrued liabilities	(643)	(16,691)
Depreciation and amortization	(14,983)	(18,221)
Deferred statutory income	(1,984)	(836)
Other	(25)	(24)

	(17,635)	(35,772)

Net deferred tax assets	$22,793	$18,265

	00000000000	00000000000
	December 31,
	2011	2010
Classified as follows:
Other current assets (Note 10)	$8,044	$7,951
Deferred charges and other assets (Note 15)	20,389	19,564
Current deferred income tax liabilities	(663)	(3,347)
Other long-term liabilities	(4,977)	(5,903)

Net deferred tax assets	$22,793	$18,265

In 2011, the Company’s valuation allowance decreased by $21.5 million, primarily related to the write-off of tax benefits resulting from the closure of the United Kingdom operations under the Fourth Quarter 2010 Exit Plan, the liquidation of inactive subsidiaries and the reclassification of Spain as held for sale in the accompanying

Consolidated Balance Sheet as of December 31, 2011.

There are approximately $298.9 million of income tax loss carryforwards as of December 31, 2011 with varying expiration dates, approximately $132.9 million relating to foreign operations and $166.0 million relating to U.S. state operations. For U.S. federal purposes, $14.9 million of tax credits are available for carryforward as of December 31, 2011, with the latest expiration date ending December 31, 2032. Regarding the U.S. state operations, no benefit has been recognized for the $166.0 million as it is more likely than not that these losses will expire without realization of tax benefits. With respect to foreign operations, $106.6 million of the net operating loss carryforwards have an indefinite expiration date and the remaining $26.3 million net operating loss carryforwards have varying expiration dates through December 2020.

As of December 31, 2011, the Company had $17.1 million of unrecognized tax benefits, a net decrease of $3.9 million from $21.0 million as of December 31, 2010. This decrease results primarily from the expiration of statutes of limitations on certain foreign subsidiaries and the resolution of a tax audit in the current year. Had the Company recognized these tax benefits, approximately $17.1 million and $21.0 million and the related interest and penalties would favorably impact the effective tax rate in 2011 and 2010, respectively. The Company believes it is reasonably possible that its unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $0.6 million due to expiration of statutes of limitations, audit or appeal resolution in various tax jurisdictions.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had $10.2 million and $10.2 million accrued for interest and penalties as of December 31, 2011 and 2010, respectively. Of the accrued interest and penalties at December 31, 2011 and 2010, $3.8 million and $4.1 million, respectively, relate to statutory penalties. The amount of interest and penalties, net, recognized in the accompanying Consolidated Statement of Operations for 2010 and 2009 was $(0.4) million and $0.2 million, respectively (none in 2011).

The tabular reconciliation of the amounts of unrecognized net tax benefits is presented below (in thousands):

	000000000000	000000000000	000000000000
	Years Ended December 31,
	2011	2010	2009
Gross unrecognized tax benefits as of January 1,	$21,036	$3,810	$3,358
Prior period tax position increases (decreases) (1)	-	19,287	458
Decreases from settlements with tax authorities	(3,076)	(1,283)	-
Decreases due to lapse in applicable statute of limitations	(346)	(2,104)	(120)
Foreign currency translation increases (decreases)	(478)	1,326	114

Gross unrecognized tax benefits as of December 31,	$17,136	$21,036	$3,810

(1)	Includes amounts assumed upon acquisition of ICT on February 2, 2010.

The Company is currently under audit in several tax jurisdictions. However, the only significant jurisdictions currently under audit are Canada and The Philippines. The Company is under audit in Canada for tax years 2003 through 2009. In The Philippines, the Company is being audited for tax years 2007 through 2010. Although the outcome of examinations by taxing authorities is always uncertain, the Company believes it is adequately reserved for these audits and that resolutions of them are not expected to have a material impact on its financial condition and results of operations.

The Company and its subsidiaries file federal, state and local income tax returns as required in the U.S. and in various foreign tax jurisdictions. The following table presents the major tax jurisdictions and tax years that are open and subject to examination by the respective tax authorities as of December 31, 2011:

Tax Jurisdiction	Tax Year Ended

Canada	2003 to present
Philippines	2007 to present
United States	1997 to 1999 (1) , 2002-2007 (1) and 2008 to present

(1)  These tax years are open to the extent of the net operating loss carryforward amount.

Note 23. Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options, stock appreciation rights, restricted stock, restricted stock units, common stock units and shares held in a rabbi trusts using the treasury stock method.

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	00000000000	00000000000	00000000000
	Years Ended December 31,
	2011	2010	2009
Basic:
Weighted average common shares outstanding	45,506	46,030	40,707
Diluted:
Dilutive effect of stock options, stock appreciation rights, restricted stock, restricted stock units, common stock units and shares held in a rabbi trust	101	103	319

Total weighted average diluted shares outstanding	45,607	46,133	41,026

Anti-dilutive shares excluded from the diluted earnings per share calculation	315	153	79

On August 18, 2011, the Company’s Board authorized the Company to purchase up to 5.0 million shares of its outstanding common stock (the “2011 Share Repurchase Program”). A total of 2.5 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. The 2011 Share Repurchase Program has no expiration date. The Company’s Board previously authorized the Company on August 5, 2002 to purchase up to 3.0 million shares of its outstanding common stock, of which all available shares have been repurchased.

The shares repurchased during the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands, except per share amounts):

	0000000000000000000	0000000000000000000	0000000000000000000	0000000000000000000
	Total Number of Shares Repurchased			Total Cost of Shares Repurchased
		Range of Prices Paid Per Share
For the Years Ended		Low	High

December 31, 2011	3,292	$12.46	$18.53	$49,993
December 31, 2010	300	$16.92	$17.60	$5,212
December 31, 2009	200	$13.72	$14.75	$3,193

Note 24. Commitments and Loss Contingency

Lease and Purchase Commitments

The Company leases certain equipment and buildings under operating leases having original terms ranging from one to twenty-five years, some with options to cancel at varying points during the lease. The building leases contain up to two five-year renewal options. Rental expense under operating leases was as follows (in thousands):

	0000000000000	0000000000000	0000000000000
	Years Ended December 31,
	2011	2010	2009
Rental expense	$43,147	$50,846	$21,810

The following is a schedule of future minimum rental payments required under operating leases that have noncancelable lease terms as of December 31, 2011 (in thousands):

000000000000000
Amount

2012	25,338
2013	8,209
2014	4,669
2015	3,837
2016	3,548
2017 and thereafter	8,654

Total minimum payments required	$54,255

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

The following is a schedule of future minimum purchases remaining under the agreements as of December 31, 2011 (in thousands):

000000000000000
Amount

2012	$15,450
2013	7,847
2014	362
2015	-
2016	-
2017 and thereafter	-

Total minimum payments required	$23,659

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

Loss Contingency

The Company has previously disclosed pending matters involving regulatory sanctions assessed against the

Company’s Spanish subsidiary, which is classified as discontinued operations. All of these matters relate to the alleged inappropriate acquisition of personal information in connection with two outbound client contracts. Based upon the opinion of legal counsel regarding the likely outcome of these matters, the Company accrued a $1.3 million liability under ASC 450 “Contingencies” because management believed that a loss was probable and the amount of the loss could be reasonably estimated. Due to the favorable rulings by the Spanish Supreme Court, the Company reversed $0.4 million and $0.5 million of the accrued liability during the years ended December 31, 2011 and 2010, respectively. The remaining accrued liability of $0.4 million is included in “Liabilities held for sale – discontinued operations” in the accompanying Consolidated Balance Sheet at December 31, 2011. As of December 31, 2010, the accrued liability of $0.8 million was included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheet. The final claim was finally decided against the Company on procedural grounds, but subsequent to year end, the assessed fine associated with that claim was settled at no cost to the Company.

In connection with the appeal of one of these claims, the Company issued a bank guarantee, which is included as restricted cash of $0.4 million in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets as of December 31, 2010. Due to the favorable ruling by the Spanish Supreme Court mentioned above, the Company released the bank guarantee during the three months ended December 31, 2011.

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

Note 25. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The Company sponsors two non-contributory defined benefit pension plans (the “Pension Plans”) for its covered employees in The Philippines. The Pension Plans provide defined benefits based on years of service and final salary. All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plans. As of December 31, 2011, the Pension Plans were unfunded. The Company expects to make cash contributions to its Pension Plans during 2012 of less than $0.1 million.

The following tables provide a reconciliation of the change in the benefit obligation for the Pension Plans and the net amount recognized, included in “Other long-term liabilities”, in the accompanying Consolidated Balance Sheets (in thousands):

	0000000000000	0000000000000
	December 31,
	2011	2010
Beginning benefit obligation	$1,345	$731
Service cost	237	272
Interest cost	102	90
Actuarial gains	184	31
Benefit obligation assumed with acquisition of ICT	-	174
Effect of foreign currency translation	(8)	47

Ending benefit obligation	$1,860	$1,345

Unfunded status	(1,860)	(1,345)

Net amount recognized	$(1,860)	$(1,345)

Weighted average actuarial assumptions used to determine the benefit obligations and net periodic benefit cost for the Pension Plans were as follows:

	0000000000000	0000000000000	0000000000000
	Years Ended December 31,
	2011	2010	2009
Discount rate	6.3%	8.3%	9.1%
Rate of compensation increase	3.2%	3.2%	7.0%

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

The following table provides information about the net periodic benefit cost and other accumulated comprehensive income for the Pension Plans (in thousands):

	000000000000	000000000000	000000000000
	Years Ended December 31,
	2011	2010	2009
Service cost	$237	$272	$63
Interest cost	102	90	36
Recognized actuarial (gains)	(55)	(51)	(61)

Net periodic benefit cost	284	311	38
Unrealized net actuarial (gains), net of tax	(985)	(1,189)	(1,207)

Total amount recognized in net periodic benefit cost and other accumulated comprehensive income (loss)	$(701)	$(878)	$(1,169)

The estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

00000000000
Years Ending December 31,	Amount

2012	$20
2013	7
2014	9
2015	40
2016	159
2017 - 2021	1,170

The Company expects to recognize less than $0.1 million of net actuarial gains as a component of net periodic benefit cost in 2012.

Employee Retirement Savings Plans

The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matches 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company’s contributions included in the accompanying Consolidated Statement of Operations were as follows (in thousands):

	000000000000	000000000000	000000000000
	Years Ended December 31,
	2011	2010	2009
401(k) plan contributions	$953	$757	$998

In connection with the acquisition of ICT in February 2010, the Company assumed ICT’s profit sharing plan (Section 401(k)). Under this profit sharing plan, the Company matches 50% of employee contributions for all qualified employees, as defined, up to a maximum of 6% of the employee’s compensation; however, it may also make additional contributions to the plan based upon profit levels and other factors. No contributions were made during the years ended December 31, 2011, 2010, and 2009, respectively. Employees are fully vested in their contributions, while full vesting in the Company’s contributions occurs upon death, disability, retirement or completion of five years of service.

Split-Dollar Life Insurance Arrangement

In 1996, the Company entered into a split-dollar life insurance arrangement to benefit the former Chairman and Chief Executive Officer of the Company. Under the terms of the arrangement, the Company retained a collateral interest in the policy to the extent of the premiums paid by the Company. The postretirement benefit obligation included in “Other long-term liabilities” and the unrealized gain included in “Accumulated other comprehensive income” in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	000000000000	000000000000
	December 31,
	2011	2010
Postretirement benefit obligation	$114	$186
Unrealized gain in AOCI (1)	459	346

(1)	Unrealized gain is due to changes in discount rates related to the postretirement obligation.

Post-Retirement Defined Contribution Healthcare Plan

On January 1, 2005, the Company established a Post-Retirement Defined Contribution Healthcare Plan for eligible employees meeting certain service and age requirements. The plan is fully funded by the participants and accordingly, the Company does not recognize expense relating to the plan.

Note 26. Stock-Based Compensation

The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan.

The following table summarizes the stock-based compensation expense (primarily in the Americas), income tax benefits related to the stock-based compensation and excess tax benefits (provision) (in thousands):

	000000000000	000000000000	000000000000
	Years Ended December 31,
	2011	2010	2009
Stock-based compensation expense (1)	$3,582	$4,935	$5,158
Income tax (benefit) (2)	(1,397)	(1,925)	(2,012)
Excess tax (benefit) provision from the exercise of stock options (3)	8	(354)	(878)

(1)	Included in “General and administrative” costs in the accompanying Consolidated Statements of Operations.
(2)	Included in “Income taxes” in the accompanying Consolidated Statements of Operations.
(3)	Included in “Additional paid-in capital” in the accompanying Consolidated Statements of Changes in Shareholder’s Equity.

There were no capitalized stock-based compensation costs at December 31, 2011, 2010 and 2009.

2011 Equity Incentive Plan — The Board adopted the Sykes Enterprises, Incorporated 2011 Equity Incentive Plan (the “2011 Plan”) on March 23, 2011. The Board subsequently amended the 2011 Plan on May 11, 2011 to reduce the number of shares of common stock available under the 2011 Plan from 5.7 million shares to 4.0 million shares. The 2011 Plan was approved by the shareholders at the May 2011 Annual Meeting. The 2011 Plan replaced and superseded the Company’s 2001 Equity Incentive Plan (the “2001 Plan”), which expired on March 14, 2011. The outstanding awards granted under the 2001 Plan will remain in effect until their exercise, expiration, or termination. The 2011 Plan permits the grant of stock options, stock appreciation rights and other stock-based awards to certain employees of the Company, and certain non-employees who provide services to the Company in order to encourage them to remain in the employment of or to faithfully provide services to the Company and to increase their interest in the Company’s success.

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

The following table summarizes stock option activity as of December 31, 2011 and for the year then ended:

Stock Options	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)

Outstanding at January 1, 2011	43	$8.54
Granted	-	$-
Exercised	(33)	$9.33
Forfeited or expired	-	$-

Outstanding at December 31, 2011	10	$5.89	1.6	$98

Vested or expected to vest at December 31, 2011	10	$5.89	1.6	$98

Exercisable at December 31, 2011	10	$5.89	1.6	$98

No stock options were granted during the years ended December 31, 2011, 2010 and 2009.

The following table summarizes information regarding the exercise of stock options (in thousands):

	00000000000	00000000000	00000000000
	Years Ended December 31,
	2011	2010	2009
Number of stock options exercised	33	3	259
Intrinsic value of stock options exercised	$165	$33	$2,609
Cash received upon exercise of stock options	$311	$11	$3,327

All options were fully vested as of December 31, 2006 and there is no unrecognized compensation cost as of December 31, 2011 related to the options (the effect of estimated forfeitures is not material).

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

The following table summarizes the assumptions used to estimate the fair value of SARs granted:

	0000000000000	0000000000000	0000000000000
	Years Ended December 31,
	2011	2010	2009
Expected volatility	44.3%	45.2%	46.8%
Weighted average volatility	44.3%	45.2%	46.8%
Expected dividend rate	0.0%	0.0%	0.0%
Expected term (in years)	4.6	4.4	4.0
Risk-free rate	2.0%	2.4%	1.3%

The following table summarizes SARs activity as of December 31, 2011 and for the year then ended:

Stock Appreciation Rights	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)

Outstanding at January 1, 2011	442	$-
Granted	215	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding at December 31, 2011	657	$-	7.6	$29

Vested or expected to vest at December 31, 2011	657	$-	7.6	$29

Exercisable at December 31, 2011	296	$-	6.4	$29

The following table summarizes the weighted average grant-date fair value of the SARs granted and the total intrinsic value of the SARs exercised (in thousands, except per SAR amounts):

	000000000000	000000000000	000000000000
	Years Ended December 31,
	2011	2010	2009
Weighted average grant-date fair value per SAR	$7.10	$10.21	$7.42
Intrinsic value of SARs exercised	$-	$591	$1,108

The following table summarizes the status of nonvested SARs as of December 31, 2011 and for the year then ended:

Nonvested Stock Appreciation Rights	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2011	293	$8.63
Granted	215	$7.10
Vested	(146)	$8.18
Forfeited or expired	-	$-

Nonvested at December 31, 2011	362	$7.90

As of December 31, 2011, there was $1.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested SARs granted under the Plan. This cost is expected to be recognized over a weighted average period of 1.7 years. SARs that vested during 2010 had a fair value of $0.6 million as of the vesting date (no fair value related to the vested shares in 2011 and 2009).

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

The following table summarizes the status of nonvested Restricted Shares/RSUs as of December 31, 2011 and for the year then ended:

Nonvested Restricted Shares / RSUs	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2011	653	$20.30
Granted	339	$18.68
Vested	(199)	$18.02
Forfeited or expired	-	$-

Nonvested at December 31, 2011	793	$20.39

The following table summarizes the weighted average grant-date fair value of the Restricted Shares/RSUs granted and the total fair value of the Restricted Shares/RSUs that vested (in thousands, except per Restricted Share/RSU amounts):

	00000000000	00000000000	00000000000
	Years Ended December 31,
	2011	2010	2009
Weighted average grant-date fair value per Restricted Share/RSU	$18.68	$23.88	$19.69
Fair value of Restricted Stock/RSUs vested	$4,392	$4,765	$3,634

As of December 31, 2011, based on the probability of achieving the performance goals, there was $12.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested Restricted Shares/RSUs granted under the Plan. This cost is expected to be recognized over a weighted average period of 1.6 years.

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

The following table summarizes the status of the nonvested CSUs and share awards as of December 31, 2011 and for the year then ended:

Nonvested Common Stock Units / Share Awards	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2011	18	$18.67
Granted	21	$21.83
Vested	(23)	$19.47
Forfeited or expired	-	$-

Nonvested at December 31, 2011	16	$21.08

The following table summarizes the weighted average grant-date fair value of the CSUs and share awards granted and the total fair value of the CSUs and share awards that vested during the years ended December 31, 2011, 2010 and 2009 (in thousands, except per CSU/share award amounts):

	000000000000	000000000000	000000000000
	Years Ended December 31,
	2011	2010	2009
Weighted average grant-date fair value per Common Stock Unit/Share	$21.83	$19.11	$16.76
Fair value of Common Stock Units/Shares vested	$407	$458	$326

As of December 31, 2011, there was $0.3 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted since March 2008 under the Plan. This cost is expected to be recognized over a weighted average period of 1.0 years.

Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board of Directors effective December 17, 1998 and amended on March 29, 2006 and May 23, 2006. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president and senior vice presidents and $7,500 per year for vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (See Note 13, Investments Held in Rabbi Trusts.) As of December 31, 2011 and 2010, liabilities of $4.2 million and $3.4 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Consolidated Balance Sheets.

Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $1.2 million and $1.0 million at December 31, 2011 and 2010, respectively, is included in “Treasury stock” in the accompanying Consolidated Balance Sheets.

The following table summarizes the status of the nonvested common stock issued as of December 31, 2011 and for the year then ended:

Nonvested Common Stock	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2011	8	$18.00
Granted	11	$18.93
Vested	(11)	$18.36
Forfeited or expired	-	$-

Nonvested at December 31, 2011	8	$18.30

The following table summarizes the weighted average grant-date fair value of the common stock awarded, the total fair value of the common stock that vested and the cash used to settle the Company’s obligation under the Deferred Compensation Plan (in thousands, except per common stock amounts):

	000000000000	000000000000	000000000000
	Years Ended December 31,
	2011	2010	2009
Weighted average grant-date fair value per common stock	$18.93	$18.91	$17.77
Fair value of common stock vested	$169	$185	$227
Cash used to settle the obligation	$2	$32	$-

As of December 31, 2011, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 3.8 years.

Note 27. Segments and Geographic Information

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

The reportable segments consist of (1) the Americas, which includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service) and technical staffing and (2) EMEA, which includes Europe, the Middle East and Africa, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service) and fulfillment services. The sites within Latin America, India and the Asia Pacific Rim are included in the Americas segment given the nature of the business and client profile, which is primarily made up of U.S.-based companies that are using the Company’s services in these locations to support their customer contact management needs.

Information about the Company’s reportable segments for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Year Ended December 31, 2011:
Revenues (2)	$963,142	$206,125		$1,169,267
Percentage of revenues	82.4%	17.6%		100.0%

Depreciation and amortization (2)	$47,747	$5,052		$52,799

Income (loss) from continuing operations	$115,727	$(3,746)	$(46,446)	$65,535
Other (expense), net			(1,879)	(1,879)
Income taxes			(11,342)	(11,342)

Income from continuing operations, net of taxes				52,314
Income (loss) from discontinued operations, net of taxes (3)	$559	$(4,532)		(3,973)

Net income				$48,341

Total assets as of December 31, 2011	$1,112,252	$1,131,719	$(1,474,841)	$769,130

Year Ended December 31, 2010:
Revenues (2)	$934,329	$187,582		$1,121,911
Percentage of revenues	83.3%	16.7%		100.0%

Depreciation and amortization (2)	$49,910	$4,728		$54,638

Income (loss) from continuing operations	$108,167	$(5,548)	$(64,638)	$37,981
Other (expense), net			(9,669)	(9,669)
Income taxes			(2,197)	(2,197)

Income from continuing operations, net of taxes				26,115
(Loss) from discontinued operations, net of tax (3)	$(6,476)	$(6,417)	(23,495)	(36,388)

Net (loss)				$(10,273)

Total assets as of December 31, 2010	$1,357,709	$1,112,392	$(1,675,501)	$794,600

Year Ended December 31, 2009:
Revenues (2)	$565,022	$204,331		$769,353
Percentage of revenues	73.4%	26.6%		100.0%

Depreciation and amortization (2)	$20,290	$4,427		$24,717

Income (loss) from continuing operations	$101,388	$13,285	$(43,501)	$71,172
Other (expense), net			(387)	(387)
Income taxes			(26,118)	(26,118)

Income from continuing operations, net of taxes				44,667
Income (loss) from discontinued operations, net of taxes	$(2,931)	$1,475		(1,456)

Net income				$43,211

Total assets as of December 31, 2009	$711,253	$842,608	$(881,390)	$672,471

(1)

Other items (including corporate costs, provision for regulatory penalties, impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above for the three years in the period ended December 31, 2011. The accounting policies of the reportable segments are the same as those described in Note 1 to the accompanying Consolidated Financial Statements. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

(2)	Revenues and depreciation and amortization include results from continuing operations only.
(3)	Includes the income (loss) from discontinued operations, net of taxes, as well as the gain (loss) on sale of discontinued operations, net of taxes.

Revenues by segment from AT&T Corporation, a major provider of communication services for which the Company provides various customer support services, were as follows (in thousands):

	000000000000	000000000000	000000000000	000000000000	000000000000	000000000000
	Years Ended December 31,
	2011		2010		2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Americas	$129,331	11.1%	$147,673	13.2%	$102,123	13.3%
EMEA	3,343	0.2%	6,457	0.5%	9,206	1.2%

	$132,674	11.3%	$154,130	13.7%	$111,329	14.5%

The Company’s top ten clients accounted for approximately 45% of its consolidated revenues in 2011, an increase from 42% in 2010. The loss of (or the failure to retain a significant amount of business with) any of the Company’s key clients could have a material adverse effect on its performance. Many of the Company’s contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of the Company’s services under its contracts without penalty.

Information about the Company’s operations by geographic location is as follows (in thousands):

	0000000000000	0000000000000	0000000000000
	Years Ended December 31,
	2011	2010	2009
Revenues: (1)
United States	$299,606	$293,179	$139,023
Argentina (2)	-	7,670	12,436
Canada	203,313	195,301	101,064
Costa Rica	94,133	89,830	77,528
El Salvador	43,016	35,366	30,770
Philippines	244,936	249,010	182,095
Australia	25,892	18,639	-
Mexico	23,133	20,514	-
Other	29,113	24,820	22,106

Total Americas	963,142	934,329	565,022

Germany	76,362	65,145	73,250
United Kingdom	41,476	46,847	49,872
Sweden	30,072	27,311	27,905
Netherlands	14,268	14,026	21,284
Hungary	6,695	8,186	9,653
Romania	9,038	3,743	-
Other	28,214	22,324	22,367

Total EMEA	206,125	187,582	204,331

	$1,169,267	$1,121,911	$769,353

(1)

Revenues are attributed to countries based on location of customer, except for revenues for Costa Rica, Philippines, China and India which are primarily comprised of customers located in the U.S., but serviced by centers in those respective geographic locations.

(2)	Revenues attributable to Argentina relate to clients retained by the Company subsequent to the sale of the Argentine operations, which were fully migrated to other countries during 2011.

	December 31,
	2011	2010
Long-Lived Assets: (1)
United States	$70,768	$84,285
Canada	22,943	26,748
Costa Rica	6,664	7,063
El Salvador	3,416	3,823
Philippines	12,348	21,870
Australia	2,378	2,304
Mexico	2,317	2,566
Other	3,512	3,182

Total Americas	124,346	151,841

Germany	2,362	2,975
United Kingdom	4,969	5,211
Sweden	810	854
Spain	-	1,183
Netherlands	95	217
Hungary	214	415
Romania	1,056	1,340
Other	1,700	2,419

Total EMEA	11,206	14,614

	$135,552	$166,455

(1)	Long-lived assets include property and equipment, net, and intangibles, net.

	December 31,
	2011	2010
Goodwill:
Americas	$121,342	$122,303
EMEA	-	-

	$121,342	$122,303

Revenues for the Company’s products and services are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Outsourced customer contract management services	$1,145,002	$1,096,869	$742,841
Fulfillment services	16,717	16,934	17,376
Enterprise support services	7,548	8,108	9,136

	$1,169,267	$1,121,911	$769,353

Note 28. Other (Expense)

Gains and losses resulting from foreign currency transactions are recorded in “Other (expense)” in the accompanying Consolidated Statements of Operations during the period in which they occur. Other (expense) consists of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009

Other (expense):
Foreign currency transaction gains (losses)	$(749)	$(2,108)	$524
(Losses) on foreign currency derivative instruments not designated as hedges	(1,444)	(4,532)	(1,928)
Other miscellaneous income	94	733	1,121

	$(2,099)	$(5,907)	$(283)

Note 29. Related Party Transactions

The Company paid John H. Sykes, the founder, former Chairman and Chief Executive Officer and current significant shareholder of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company, $0.1 million and less than $0.1 million, for the use of his private jet during the years ended December 31, 2010 and 2009, respectively, (none in 2011) which is based on two times fuel costs and other actual costs incurred for each trip.

In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes. The lease payments on the 20 year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.4 million, $0.4 million and $0.4 million to the landlord during the years ended December 31, 2011, 2010 and 2009, respectively, under the terms of the lease.

Schedule II — Valuation and Qualifying Accounts

Years ended December 31, 2011, 2010 and 2009

(in thousands)	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Additions (Deductions)	Beginning Balance of Acquired Company	Balance at End of Period

Allowance for doubtful accounts:

Year ended December 31, 2011	$3,939	$450	$(85) (1)	$-	$4,304
Year ended December 31, 2010	3,530	170	239 (2)	-	3,939
Year ended December 31, 2009	3,071	1,022	(563) (2)	-	3,530

Valuation allowance for net deferred tax assets:

Year ended December 31, 2011	$60,091	$(17,758)	$(3,789)(1)	$-	$38,544
Year ended December 31, 2010	32,126	12,256	-	15,709	60,091
Year ended December 31, 2009	30,618	1,508	-	-	32,126

Reserves for value added tax receivables:

Year ended December 31, 2011	$2,338	$504	$(487)	$-	$2,355
Year ended December 31, 2010	1,881	551	(94)	-	2,338
Year ended December 31, 2009	1,853	536	(508)	-	1,881

(1)	Net write-offs and recoveries and the impact of the reclassification of the Company’s Spanish operations to assets held for sale in 2011.
(2)	Net write-offs and recoveries.