Form 10-Q
period 2012-03-31
SYKES ENTERPRISES INC
filed 2012-05-10
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2012, there were 43,937,450 outstanding shares of common stock.

Sykes Enterprises, Incorporate and Subsidiaries

Form 10-Q

INDEX

		Page No.
Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets March 31, 2012 and December 31, 2011 (Unaudited)	3

	Condensed Consolidated Statements of Operations Three Months Ended March 31, 2012 and 2011 (Unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income Three Months Ended March 31, 2012 and 2011 (Unaudited)	5

	Condensed Consolidated Statements of Changes in Shareholders’ Equity Three Months Ended March 31, 2011, Nine Months Ended December 31, 2011 and Three Months Ended March 31, 2012 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows Three Months Ended March 31, 2012 and 2011 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

	Report of Independent Registered Public Accounting Firm	39

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	50

Part II. Other Information

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Mine Safety Disclosures	51

Item 5.	Other Information	51

Item 6.	Exhibits	52

Signature		53

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$196,037	$211,122
Receivables, net	248,398	229,702
Prepaid expenses	16,417	11,540
Other current assets	21,371	20,120
Assets held for sale, discontinued operations	—	9,590

Total current assets	482,223	482,074
Property and equipment, net	87,028	91,080
Goodwill	122,803	121,342
Intangibles, net	42,943	44,472
Deferred charges and other assets	32,001	30,162

	$766,998	$769,130

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$21,880	$23,109
Accrued employee compensation and benefits	64,180	62,452
Current deferred income tax liabilities	353	663
Income taxes payable	1,727	423
Deferred revenue	34,116	34,319
Other accrued expenses and current liabilities	22,579	21,191
Liabilities held for sale, discontinued operations	—	7,128

Total current liabilities	144,835	149,285
Deferred grants	8,313	8,563
Long-term income tax liabilities	27,173	26,475
Other long-term liabilities	11,353	11,241

Total liabilities	191,674	195,564

Commitments and contingency (Note 15)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 44,069 and 44,306 shares issued, respectively	441	443
Additional paid-in capital	276,694	281,157
Retained earnings	287,703	291,803
Accumulated other comprehensive income	13,722	4,436
Treasury stock at cost: 222 shares and 299 shares, respectively	(3,236)	(4,273)

Total shareholders’ equity	575,324	573,566

	$766,998	$769,130

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2012	2011
Revenues	$278,098	$299,450

Operating expenses:
Direct salaries and related costs	178,500	194,091
General and administrative	84,759	88,720
Impairment of long-lived assets	149	726

Total operating expenses	263,408	283,537

Income from continuing operations	14,690	15,913

Other income (expense):
Interest income	364	280
Interest (expense)	(316)	(267)
Other (expense)	(601)	(1,565)

Total other income (expense)	(553)	(1,552)

Income from continuing operations before income taxes	14,137	14,361
Income taxes	3,367	572

Income from continuing operations, net of taxes	10,770	13,789
(Loss) from discontinued operations, net of taxes	(820)	(611)
(Loss) on sale of discontinued operations, net of taxes	(10,707)	—

Net income (loss)	$(757)	$13,178

Net income (loss) per common share:
Basic:
Continuing operations	$0.25	$0.29
Discontinued operations	(0.27)	(0.01)

Net income (loss) per common share	$(0.02)	$0.28

Diluted:
Continuing operations	$0.25	$0.29
Discontinued operations	(0.27)	(0.01)

Net income (loss) per common share	$(0.02)	$0.28

Weighted average common shares:
Basic	43,309	46,409
Diluted	43,409	46,577

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011
Net income (loss)	$(757)	$13,178

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of taxes	7,129	6,534
Unrealized actuarial gain (loss) related to pension liability, net of taxes	9	85
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	2,133	(626)
Unrealized gain (loss) on postretirement obligation, net of taxes	15	17

Other comprehensive income (loss), net of taxes	9,286	6,010

Comprehensive income	$8,529	$19,188

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 31, 2011,

Nine Months Ended December 31, 2011 and

Three Months Ended March 31, 2012

(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Shares		Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2011	47,066	$471	$302,911	$265,676	$15,108	$(971)	$583,195
Stock-based compensation expense	—	—	1,750	—	—	—	1,750
Excess tax benefit from stock-based compensation	—	—	32	—	—	—	32
Vesting of common stock and restricted stock under equity award plans	264	3	(1,070)	—	—	(123)	(1,190)
Repurchase of common stock	—	—	—	—	—	(5,512)	(5,512)
Retirement of treasury stock	(300)	(3)	(2,400)	(3,109)	—	5,512	—
Comprehensive income (loss)	—	—	—	13,178	6,010	—	19,188

Balance at March 31, 2011	47,030	471	301,223	275,745	21,118	(1,094)	597,463
Issuance of common stock	33	—	311	—	—	—	311
Stock-based compensation expense	—	—	1,832	—	—	—	1,832
Excess tax (deficiency) from stock-based compensation	—	—	(40)	—	—	—	(40)
Vesting of common stock and restricted stock under equity award plans	29	—	91	—	—	(91)	—
Repurchase of common stock	—	—	—	—	—	(44,481)	(44,481)
Retirement of treasury stock	(2,786)	(28)	(22,260)	(19,105)	—	41,393	—
Comprehensive income (loss)	—	—	—	35,163	(16,682)	—	18,481

Balance at December 31, 2011	44,306	443	281,157	291,803	4,436	(4,273)	573,566
Stock-based compensation expense	—	—	1,119	—	—	—	1,119
Excess tax (deficiency) from stock-based compensation	—	—	(278)	—	—	—	(278)
Vesting of common stock and restricted stock under equity award plans	263	3	(1,309)	—	—	(106)	(1,412)
Repurchase of common stock	—	—	—	—	—	(6,200)	(6,200)
Retirement of treasury stock	(500)	(5)	(3,995)	(3,343)	—	7,343	—
Comprehensive income (loss)	—	—	—	(757)	9,286	—	8,529

Balance at March 31, 2012	44,069	$441	$276,694	$287,703	$13,722	$(3,236)	$575,324

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income (loss)	$(757)	$13,178
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	12,495	14,232
Impairment losses	149	726
Unrealized foreign currency transaction (gains) losses, net	80	(1,439)
Stock-based compensation expense	1,119	1,750
Excess tax (benefit) from stock-based compensation	—	(32)
Deferred income tax provision (benefit)	(303)	113
Net (gain) loss on disposal of property and equipment	(51)	150
Bad debt expense	733	51
Unrealized (gains) losses on financial instruments, net	(577)	1,750
Amortization of deferred loan fees	146	146
Loss on sale of discontinued operations	10,707	—
Other	(101)	522
Changes in assets and liabilities:
Receivables	(16,076)	(3,738)
Prepaid expenses	(4,269)	(3,444)
Other current assets	706	(382)
Deferred charges and other assets	(1,929)	(13)
Accounts payable	(1,604)	(5,909)
Income taxes receivable / payable	(21)	(3,437)
Accrued employee compensation and benefits	17	9,728
Other accrued expenses and current liabilities	3,939	(2,609)
Deferred revenue	(143)	(807)
Other long-term liabilities	(142)	(507)

Net cash provided by operating activities	4,118	20,029

Cash flows from investing activities:
Capital expenditures	(6,818)	(6,175)
Proceeds from sale of property and equipment	100	9
Investment in restricted cash	(63)	(6)
Release of restricted cash	356	—
Cash divested on sale of discontinued operations	(9,100)	—
Other	227	—

Net cash (used for) investing activities	(15,298)	(6,172)

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Three Months Ended March 31,
(in thousands)	2012	2011
Cash flows from financing activities:
Excess tax benefit from stock-based compensation	—	32
Cash paid for repurchase of common stock	(6,200)	(5,512)
Shares repurchased for minimum tax withholding on equity awards	(1,412)	(1,190)

Net cash (used for) financing activities	(7,612)	(6,670)

Effects of exchange rates on cash	3,707	2,885

Net increase (decrease) in cash and cash equivalents	(15,085)	10,072
Cash and cash equivalents – beginning	211,122	189,829

Cash and cash equivalents – ending	$196,037	$199,901

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$306	$261
Cash paid during period for income taxes	$5,374	$6,821
Non-cash transactions:
Property and equipment additions in accounts payable	$1,671	$1,690
Unrealized gain on postretirement obligation in accumulated other comprehensive income (loss)	$15	$17

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

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

Discontinued Operations — In November 2011, the Company, authorized by the Finance Committee of the Company’s Board of Directors, decided to pursue a buyer for its operations located in Spain (the “Spanish operations”) as these operations were no longer consistent with the Company’s strategic direction. The Company sold its Spanish operations, pursuant to an asset purchase agreement dated March 29, 2012 and a stock purchase agreement dated March 30, 2012. See Note 2, Discontinued Operations, for additional information on the sale of the Spanish operations.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2012. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation — The condensed consolidated financial statements include the accounts of SYKES and its wholly-owned subsidiaries and controlled majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates — The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Subsequent Events — Subsequent events or transactions have been evaluated through the date and time of issuance of the condensed consolidated financial statements. Other than the credit agreement entered into on May 3, 2012 disclosed in Note 11, Borrowings, there were no material subsequent events that required recognition or disclosure in the accompanying condensed consolidated financial statements.

Recognition of Revenue — The Company recognizes revenue in accordance with Accounting Standards Codification “ASC” 605 “Revenue Recognition”. The Company primarily recognizes revenues from services as the services are performed, which is based on either a per minute, per call or per transaction basis, under a fully executed contractual agreement and record reductions to revenues for contractual penalties and holdbacks for failure to meet specified minimum service levels and other performance based contingencies. Revenue recognition is limited to the amount that is not contingent upon delivery of any future product or service or meeting other specified performance conditions. Product sales, accounted for within our fulfillment services, are recognized upon shipment to the customer and satisfaction of all obligations.

Revenues from fulfillment services account for 1.2% and 1.5% of total consolidated revenues for the three months ended March 31, 2012 and 2011, respectively, some of which contain multiple-deliverables. The service offerings for these fulfillment service contracts typically include pick-pack-and-ship, warehousing, process management, finished goods assembly and pass-through costs. In accordance with ASC 605-25 (“ASC 605-25”) “Revenue Recognition — Multiple-Element Arrangements” (as amended by Accounting Standards Update “ASU” 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force”), the Company determines if the services provided under these contracts with multiple-deliverables represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value, and where return rights exist, delivery or performance of the undelivered items is considered probable and substantially within our control. If those deliverables are determined to be separate units of accounting, revenues from these services are recognized as the services are performed under a fully executed contractual agreement. If those deliverables are not determined to be separate units of accounting, revenue for the delivered services are bundled into a single unit of accounting and recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate.

As a result of the adoption of ASU 2009-13, the Company allocates revenue to each of the deliverables based on a selling price hierarchy of vendor specific objective evidence (“VSOE”), third-party evidence, and then estimated selling price. VSOE is based on the price charged when the deliverable is sold separately. Third-party evidence is based on largely interchangeable competitor services in standalone sales to similarly situated customers. Estimated selling price is based on the Company’s best estimate of what the selling prices of deliverables would be if they were sold regularly on a standalone basis. Estimated selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies, service offerings, and customer classifications. Once the Company allocates revenue to each deliverable, the Company recognizes revenue when all revenue recognition criteria are met. As of March 31, 2012, the Company’s fulfillment contracts with multiple-deliverables met the separation criteria as outlined in ASC 605-25 and the revenue was accounted for accordingly. The Company has no other contracts that contain multiple-deliverables as of March 31, 2012.

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

The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360 “Property, Plant and Equipment.” For purposes of recognition and measurement of an impairment loss, assets are grouped at the lowest levels for which there are identifiable cash flows (the “reporting unit”). An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals, sales prices of comparable assets or independent third party offers. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. Except as discussed in Note 4, Fair Value, the Company determined that its property and equipment were not impaired as of March 31, 2012.

Goodwill — The Company accounts for goodwill and other intangible assets under ASC 350 (“ASC 350”) “Intangibles – Goodwill and Other.” The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time. For goodwill and other intangible assets with indefinite lives not subject to amortization, the Company reviews goodwill and intangible assets at least annually in the third quarter, and more frequently in the presence of certain circumstances, for impairment by applying a fair value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values, as appropriate, and an analysis of our market capitalization. Under ASC 350, the carrying value of assets is calculated at the reporting unit. If the fair value of the reporting unit is less than its carrying value, goodwill is considered impaired and an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

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

Income Taxes — The Company accounts for income taxes under ASC 740 (“ASC 740”) “Income Taxes” which requires recognition of deferred tax assets and liabilities to reflect tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the accompanying condensed consolidated financial statements. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that the deferred tax assets will not be realized in accordance with the criteria of ASC 740. Valuation allowances are established against deferred tax assets due to an uncertainty of realization. Valuation allowances are reviewed each period on a tax jurisdiction by tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence, in accordance with criteria of ASC 740, to support a change in judgment about the ability to realize the related deferred tax assets. Uncertainties regarding expected future income in certain jurisdictions could affect the realization of deferred tax assets in those jurisdictions.

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

In accordance with ASC 718 (“ASC 718”) “Compensation — Stock Compensation”, the Company recognizes in its accompanying Condensed Consolidated Statements of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Compensation expense for equity-based awards is recognized over the requisite service period, usually the vesting period, while compensation expense for liability-based awards (those usually settled in cash rather than stock) is re-measured to fair value at each balance sheet date until the awards are settled.

Fair Value of Financial Instruments — The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•

Cash, Short-Term and Other Investments, Investments Held in Rabbi Trusts and Accounts Payable — The carrying values for cash, short-term and other investments, investments held in rabbi trusts and accounts payable approximate their fair values.

•

Forward Currency Forward Contracts and Options — Forward currency forward contracts and options, including premiums paid on options, are recognized at fair value based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions, including adjustments for credit risk.

Fair Value Measurements — ASC 820 (“ASC 820”) “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820-10-20 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

The following section describes the valuation methodologies used by the Company to measure assets and liabilities at fair value on a recurring basis, including an indication of the level in the fair value hierarchy in which each asset or liability is generally classified.

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

Investments Held in Rabbi Trusts — The investment assets of the rabbi trusts are valued using quoted market prices in active markets, which are classified in Level 1 of the fair value hierarchy. For additional information about the deferred compensation plan, refer to Note 7, Investments Held in Rabbi Trusts, and Note 17, Stock-Based Compensation.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. Hedges of a net investment in a foreign operation are linked to the specific foreign operation. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, the Company discontinues hedge accounting prospectively. At March 31, 2012 and December 31, 2011, all hedges were determined to be highly effective.

The Company also periodically enters into forward contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivative instruments is to reduce the effects from fluctuations caused by volatility in currency exchange rates on the Company’s operating results and cash flows. All changes in the fair value of the derivative instruments are included in “Other income (expense)”. See Note 6, Financial Derivatives, for further information on financial derivative instruments.

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

New Accounting Standards Recently Adopted

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

Note 2. Discontinued Operations

In November 2011, the Finance Committee of the Board of Directors of the Company approved a plan to sell its Spanish operations, which are operated through its Spanish subsidiary, Sykes Enterprises, Incorporated S.L. (“Sykes Spain”). Sykes Spain operates customer contact management centers, with annual revenues of approximately $39.3 million in 2011, providing contact center services through a total of three customer contact management centers in Spain to clients in Spain. The decision to sell the Spanish operations was made in 2011 after management completed a strategic review of the Spanish market and determined the operations were no longer consistent with the Company’s strategic direction.

On March 29, 2012, Sykes Spain entered into the asset purchase agreement, by and between Sykes Spain and Iberphone, S.A.U., and pursuant thereto, on March 29, 2012, Sykes Spain completed the sale of fixed assets located in Ponferrada, Spain, which were previously written down to zero, cash of $4.1 million, and certain contracts and licenses relating to the business of Sykes Spain, to Iberphone, S.A.U. Under the asset purchase agreement, Ponferrada, Spain employees were transferred to Iberphone S.A.U. who assumed certain payroll liabilities in the approximate amount of $1.7 million, and paid a nominal purchase price for the assets.

On March 30, 2012, the Company entered into a stock purchase agreement with a former member of Sykes Spain’s management, and pursuant thereto, on March 30, 2012, the Company completed the sale of all of the shares of capital stock of Sykes Spain to the purchaser for a nominal price. Pursuant to the stock purchase agreement, immediately prior to closing, the Company made a cash capital contribution of $8.6 million to Sykes Spain to cover a portion of Sykes Spain’s liabilities and to fund the $4.1 million of cash sold pursuant to the asset purchase agreement with Iberphone, S.A.U. discussed above. As this was a stock transaction, the Company anticipates no future obligation with regard to Sykes Spain and there are no material post closing obligations.

The Spanish operations met the held for sale criteria as of December 31, 2011; therefore, the Company reflected the assets and related liabilities of the Spanish operations as “Assets held for sale, discontinued operations” and “Liabilities held for sale, discontinued operations” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2011. The Company reflected the operating results related to the Spanish operations as discontinued operations in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011. Cash flows from discontinued operations are included in the accompanying Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011. This business was historically reported by the Company as part of the EMEA segment.

The results of the Spanish operations included in discontinued operations were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues	$10,102	$10,706

(Loss) from discontinued operations before income taxes	$(820)	$(611)
Income taxes (1)	—	—

(Loss) from discontinued operations, net of taxes	$(820)	$(611)

(Loss) on sale of discontinued operations before income taxes	$(10,707)	$—
Income taxes (1)	—	—

(Loss) on sale of discontinued operations, net of taxes	$(10,707)	$—

(1)	There were no income taxes as any tax benefit from the losses would be offset by a valuation allowance.

The assets and liabilities of the Spanish operations in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2011 were as follows (in thousands):

Assets
Current assets:
Receivables, net	$8,970
Prepaid expenses	23

Total current assets	8,993
Deferred charges and other assets	597

Total assets (1)	9,590

Liabilities
Current liabilities:
Accounts payable	1,191
Accrued employee compensation and benefits	4,592
Deferred revenue	335
Other accrued expenses and current liabilities	1,010

Total current liabilities (2)	7,128

Total net assets	$2,462

(1)	Classified as current and included in “Assets held for sale, discontinued operations” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2011.
(2)	Classified as current and included in “Liabilities held for sale, discontinued operations” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2011.

Note 3. Costs Associated with Exit or Disposal Activities

Fourth Quarter 2011 Exit Plan

During 2011, the Company announced a plan to rationalize seats in certain U.S. sites and close certain locations in EMEA (the “Fourth Quarter 2011 Exit Plan”). The details are described below, by segment.

Americas

During 2011, as part of an on-going effort to streamline excess capacity related to the integration of the ICT Group, Inc. (“ICT”) acquisition and align it with the needs of the market, the Company announced a plan to rationalize approximately 1,200 seats in the U.S., some of which are revenue generating, with plans to migrate the associated revenues to other locations within the U.S. Approximately 500 employees are expected to be affected and the Company expects to complete the actions associated with the Americas plan on or before October 31, 2012.

The major costs estimated to be incurred as a result of these actions are program transfer costs, facility-related costs (primarily consisting of those costs associated with the real estate leases), and impairments of long-lived assets (primarily leasehold improvements and equipment) estimated at $1.0 million. The Company recorded $0.5 million of the costs associated with these actions as non-cash impairment charges, while approximately $0.5 million represents cash expenditures for program transfer and facility-related costs, including obligations under the leases, the last of which ends in January 2013. There is no accrual as no actions have taken place to transfer programs or close the facilities as of March 31, 2012. No cash has been paid through March 31, 2012 for the program transfer costs or facility-related costs.

EMEA

During 2011, in an effort to improve the Company’s overall profitability in the EMEA region, the Company committed to close a customer contact management center in South Africa and a customer contact management center in Ireland, as well as some capacity rationalization in the Netherlands, all components of the EMEA segment. Through these actions, the Company expects to improve its cost structure in the EMEA region by optimizing its capacity utilization. While the Company plans to migrate approximately $3.2 million of annualized call volumes of the Ireland facility to other facilities within EMEA, the Company does not anticipate the remaining call volume in Ireland or any of the annualized revenue from the Netherlands or South Africa facilities, which was $18.8 million, will be captured and migrated to other facilities within the region. The number of seats anticipated for rationalization across the EMEA region approximates 900 with an anticipated total of approximately 500 employees affected by the actions. The Company expects to close these facilities by July 2012 and substantially complete the actions associated with the EMEA plan on or before September 30, 2012.

The major costs estimated to be incurred as a result of these actions are facility-related costs (primarily consisting of those costs associated with the real estate leases), impairments of long-lived assets (primarily leasehold improvements and equipment) and anticipated severance-related costs estimated at $7.6 million. The Company recorded $0.5 million of the costs associated with these actions as non-cash impairment charges, while approximately $7.1 million will be cash expenditures for severance-related costs and facility-related costs, primarily rent obligations to be paid through the remainder of the noncancelable term of the leases, the last of which ends in March 2013. The Company has paid $1.1 million in cash through March 31, 2012 for severance-related and legal-related costs.

The following tables summarize the accrued liability associated with EMEA’s Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges (none in 2011) (in thousands):

	Beginning Accrual at January 1, 2012	Charges (Reversals) for the Three Months Ended March 31, 2012 (1)	Cash Payments	Other Non- Cash Changes (2)	Ending Accrual at March 31, 2012	Short-term (3)	Long-term
Lease obligations and facility exit costs	$577	$—	$—	$18	$595	$595	$—
Severance and related costs	4,470	948	(367)	168	5,219	5,219	—
Legal-related costs	13	51	(51)	1	14	14	—

	$5,060	$999	$(418)	$187	$5,828	$5,828	$—

(1)

During the three months ended March 31, 2012, the Company recorded additional severance and related costs and legal-related costs, which are included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

(2)	Effect of foreign currency translation.
(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet.

Fourth Quarter 2010 Exit Plan

During 2010, in furtherance of the Company’s long-term goals to manage and optimize capacity utilization, the Company committed to and closed a customer contact management center in the United Kingdom and a customer contact management center in Ireland, both components of the EMEA segment (the “Fourth Quarter 2010 Exit Plan”). These actions were substantially completed by January 31, 2011.

The major costs incurred as a result of these actions were facility-related costs (primarily consisting of those costs associated with the real estate leases), impairments of long-lived assets (primarily leasehold improvements and equipment) and severance-related costs totaling $2.2 million as of March 31, 2012 ($2.2 million as of December 31, 2011). The Company recorded $0.2 million of the costs associated with the Fourth Quarter 2010 Exit Plan as non-cash impairment charges. Approximately $1.8 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ends in March 2014, and $0.2 million represents cash expenditures for severance-related costs. The Company has paid $1.2 million in cash through March 31, 2012 for facility-related and severance-related costs.

The following tables summarize the accrued liability associated with the Fourth Quarter 2010 Exit Plan’s exit or disposal activities and related charges (in thousands):

	Beginning Accrual at January 1, 2012	Charges (Reversals) for the Three Months Ended March 31, 2012	Cash Payments	Other Non- Cash Changes (2)	Ending Accrual at March 31, 2012	Short-term (3)	Long-term (4)
Lease obligations and facility exit costs	$835	$—	$(96)	$25	$764	$402	$362

	Beginning Accrual at January 1, 2011	Charges (Reversals) for the Three Months Ended March 31, 2011 (1)	Cash Payments	Other Non- Cash Changes (2)	Ending Accrual at March 31, 2011	Short-term	Long-term
Lease obligations and facility exit costs	$1,711	$70	$(387)	$58	$1,452	$567	$885

(1)

During the three months ended March 31, 2011, the Company recorded additional lease termination costs related to the Ireland customer contact management center, which is included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

(2)	Effect of foreign currency translation.
(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet.
(4)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet.

Third Quarter 2010 Exit Plan

During 2010, consistent with the Company’s long-term goals to manage and optimize capacity utilization, the Company closed or committed to close four customer contact management centers in The Philippines and consolidated or committed to consolidate leased space in our Wilmington, Delaware and Newtown, Pennsylvania locations (the “Third Quarter 2010 Exit Plan”). These actions were substantially completed by January 31, 2011.

The major costs incurred as a result of these actions were impairments of long-lived assets (primarily leasehold improvements) and facility-related costs (primarily consisting of those costs associated with the real estate leases) estimated at $10.5 million as of March 31, 2012 ($10.5 million as of December 31, 2011), all of which are in the Americas segment. The Company recorded $3.8 million of the costs associated with the Third Quarter 2010 Exit Plan as non-cash impairment charges, of which $0.7 million is included in “Impairment of long-lived assets” in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2011 (see Note 4, Fair Value, for further information). The remaining $6.7 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ends in February 2017. The Company has paid $3.8 million in cash through March 31, 2012 related to these facility-related costs.

The following tables summarize the accrued liability associated with the Third Quarter 2010 Exit Plan’s exit or disposal activities and related charges (in thousands):

	Beginning Accrual at January 1, 2012	Charges (Reversals) for the Three Months Ended March 31, 2012	Cash Payments	Other Non- Cash Changes (2)	Ending Accrual at March 31, 2012	Short-term (3)	Long-term (4)
Lease obligations and facility exit costs	$3,427	$—	$(477)	$—	$2,950	$523	$2,427

	Beginning Accrual at January 1, 2011	Charges (Reversals) for the Three Months Ended March 31, 2011 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at March 31, 2011	Short-term	Long-term
Lease obligations and facility exit costs	$6,141	$220	$(742)	$—	$5,619	$1,953	$3,666

(1)

During the three months ended March 31, 2011, the Company recorded additional lease termination costs related to one of the Philippine customer contact management centers, which is included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

(2)	Effect of foreign currency translation.
(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet.
(4)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet.

ICT Restructuring Plan

As of February 2, 2010, the Company assumed the liabilities of ICT, including restructuring accruals in connection with ICT’s plans to reduce its overall cost structure and adapt to changing economic conditions by closing various customer contact management centers in Europe and Canada prior to the end of their existing lease terms (the “ICT Restructuring Plan”). These remaining restructuring accruals, which related to ongoing lease and other contractual obligations, were paid in December 2011. Since acquiring ICT in February 2010, the Company paid $1.9 million in cash related to the ICT Restructuring Plan through December 31, 2011, the date at which the ICT Restructuring Plan concluded.

The following table summarizes the accrued liability associated with the ICT Restructuring Plan’s exit or disposal activities (none in 2012) (in thousands):

	Beginning Accrual at January 1, 2011	Charges (Reversals) for the Three Months Ended March 31, 2011 (1)	Cash Payments	Other Non- Cash Changes (2)	Ending Accrual at March 31, 2011	Short-term	Long-term
Lease obligations and facility exit costs	$1,462	$(262)	$(426)	$43	$817	$817	—

(1)

During the three months ended March 31, 2011, the Company reversed accruals related to the final settlement of termination costs, which reduced “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

(2)	Effect of foreign currency translation.

Note 4. Fair Value

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following (in thousands):

	Fair Value Measurements at March 31, 2012 Using:
	Balance at March 31, 2012	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents” (1)	$62,409	$62,409	$—	$—
Money market funds and open-end mutual funds in “Deferred charges and other assets” (1)	12	12	—	—
Foreign currency forward contracts (2)	1,839	—	1,839	—
Foreign currency option contracts (2)	779	—	779	—
Equity investments held in a rabbi trust for the Deferred Compensation Plan (3)	3,502	3,502	—	—
Debt investments held in a rabbi trust for the Deferred Compensation Plan (3)	1,329	1,329	—	—
Guaranteed investment certificates (4)	65	—	65	—

	$69,935	$67,252	$2,683	$—

Liabilities:
Foreign currency forward contracts (5)	$1	$—	$1	$—
Foreign currency option contracts (5)	6	—	6	—

	$7	$—	$7	$—

(1)	In the accompanying Condensed Consolidated Balance Sheet.
(2)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 6.
(3)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 7.
(4)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.
(5)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet. See Note 6.

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following (in thousands):

	Fair Value Measurements at December 31, 2011 Using:
	Balance at December 31, 2011	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents” (1)	$68,651	$68,651	$—	$—
Money market funds and open-end mutual funds in “Deferred charges and other assets” (1)	12	12	—	—
Foreign currency forward contracts (2)	536	—	536	—
Foreign currency option contracts (2)	174	—	174	—
Equity investments held in a rabbi trust for the Deferred Compensation Plan (3)	2,817	2,817	—	—
Debt investments held in a rabbi trust for the Deferred Compensation Plan (3)	1,365	1,365	—	—
Guaranteed investment certificates (4)	65	—	65	—

	$73,620	$72,845	$775	$—

Liabilities:
Foreign currency forward contracts (5)	$267	$—	$267	$—
Foreign currency option contracts (5)	485	—	485	—

	$752	$—	$752	$—

(1)	In the accompanying Condensed Consolidated Balance Sheet.
(2)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 6.
(3)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 7.
(4)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.
(5)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet. See Note 6.

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs as described in Note 1, Overview and Summary of Significant Accounting Policies, like those associated with acquired businesses, including goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired. The following table summarizes the adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 (in thousands):

	March 31, 2012	December 31, 2011
Americas:
Property and equipment, net	$75,930	$79,874

The following table summarizes the total impairment losses related to nonrecurring fair value measurements of certain assets (no liabilities) subject to the requirements of ASC 820 (in thousands):

	Total Impairment (Loss)
	Three Months Ended March 31,
	2012	2011
Americas:
Property and equipment, net (1)	$(149)	$(726)

(1)	See Note 1 for additional information regarding the fair value measurement.

Impairment of Long-Lived Assets

During the three months ended March 31, 2012, as part of an on-going effort to streamline excess capacity related to the integration of the ICT acquisition and align it with the needs of the market, the Company closed one of the customer contact management centers in Costa Rica and recorded an impairment charge of $0.1 million within the Americas segment as these assets were unable to be redeployed. The amount of the impairment charge was measured as the amount by which the carrying value of the assets exceeded the estimated fair value, which was based on an independent third party offer less estimated selling costs.

During the three months ended March 31, 2011, in connection with the Third Quarter 2010 Exit Plan within the Americas segment, as discussed more fully in Note 3, Costs Associated with Exit or Disposal Activities, the Company recorded an impairment charge of $0.7 million, resulting from a change in assumptions related to the redeployment of property and equipment. The amount of the impairment charge was measured as the amount by which the carrying value of the assets exceeded the estimated fair value, which was based on an independent third party offer less estimated selling costs.

Note 5. Intangible Assets

The following table presents the Company’s purchased intangible assets as of March 31, 2012 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$58,465	$(15,990)	$42,475	8
Trade name	1,000	(639)	361	3
Non-compete agreements	560	(560)	—	1
Proprietary software	850	(743)	107	2

	$60,875	$(17,932)	$42,943	8

The following table presents the Company’s purchased intangible assets as of December 31, 2011 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$58,027	$(14,056)	$43,971	8
Trade name	1,000	(639)	361	3
Non-compete agreements	560	(560)	—	1
Proprietary software	850	(710)	140	2

	$60,437	$(15,965)	$44,472	8

The following table presents amortization expense, related to the purchased intangible assets resulting from acquisitions (other than goodwill), included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2012	2011
Amortization expense	$1,861	$2,047

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to March 31, 2012, is as follows (in thousands):

Years Ending December 31,	Amount
2012 (remaining nine months)	$5,877
2013	7,340
2014	7,278
2015	7,275
2016	7,275
2017	7,275
2018 and thereafter	623

Note 6. Financial Derivatives

Cash Flow Hedges – The Company had derivative assets and liabilities relating to outstanding forward contracts and options, designated as cash flow hedges, as defined under ASC 815, consisting of Philippine Peso and Costa Rican Colones contracts. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.

The deferred gains and related taxes on the Company’s derivative instruments recorded in “Accumulated other comprehensive income (loss)” in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	March 31, 2012	December 31, 2011
Deferred gains (losses) in AOCI	$1,740	$(670)
Tax on deferred gains (losses) in AOCI	(45)	232

Deferred gains (losses), net of taxes in AOCI	$1,695	$(438)

Deferred gains (losses) expected to be reclassified to “Revenues” from AOCI during the next twelve months	$1,740

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

The Company had the following outstanding foreign currency forward contracts and options (in thousands):

	As of March 31, 2012		As of December 31, 2011
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges: (1)
Options:
Philippine Pesos	$65,500	November 2012	$85,500	September 2012

Forwards:
Philippine Pesos	$4,500	June 2012	$12,000	March 2012
Costa Rican Colones	$31,500	December 2012	$30,000	September 2012

Non-designated hedges: (2)
Forwards	$26,539	June 2012	$27,192	March 2012

(1)	Cash flow hedge as defined under ASC 815. Purpose is to protect against the risk that eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.
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

As of March 31, 2012, the maximum amount of loss due to credit risk that, based on the gross fair value of the financial instruments, the Company would incur if parties to the financial instruments that make up the concentration failed to perform according to the terms of the contracts is $2.6 million.

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Derivative Assets
	March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward contracts	Other current assets	$1,677	Other current assets	$530
Foreign currency options	Other current assets	779	Other current assets	174

		2,456		704
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	Other current assets	162	Other current assets	6

Total derivative assets		$2,618		$710

	Derivative Liabilities
	March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency options	Other accrued expenses and current liabilities	$6	Other accrued expenses and current liabilities	$485

		6		485
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	Other accrued expenses and current liabilities	1	Other accrued expenses and current liabilities	267

Total derivative liabilities		$7		$752

The following tables present the effect of the Company’s derivative instruments included in the accompanying condensed consolidated financial statements (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Statement of Operations Location	Gain (Loss) Reclassified From Accumulated AOCI Into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	March 31,			March 31,		March 31,
	2012	2011		2012	2011	2012	2011
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward contracts	$1,689	$378	Revenues	$546	$34	$14	$—
Foreign currency option contracts	985	(650)	Revenues	(306)	498	—	—

	$2,674	$(272)		$240	$532	$14	$—

		Gain (Loss) Recognized
	Statement of	in Income on Derivatives
	Operations	March 31,
	Location	2012	2011
Derivatives not designated as hedging instruments under ASC 815:
	Other income
Foreign currency forward contracts	and (expense)	$153	$(2,289)

		$153	$(2,289)

Note 7. Investments Held in Rabbi Trusts

The Company’s investments held in rabbi trusts, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	March 31, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$4,303	$4,831	$3,938	$4,182

The mutual funds held in the rabbi trusts were 72% equity-based and 28% debt-based as of March 31, 2012. Net investment income (losses), included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations consists of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Gross realized gains from sale of trading securities	$81	$2
Gross realized (losses) from sale of trading securities	(1)	—
Dividend and interest income	7	5
Net unrealized holding gains (losses)	359	154

Net investment income (losses)	$446	$161

Note 8. Property and Equipment

Tornado Damage to the Ponca City, Oklahoma Customer Contact Management Center

In April 2011, the customer contact management center (the “facility”) located in Ponca City, Oklahoma experienced significant damage to its building and contents as a result of a tornado. The Company filed an insurance claim with its property insurance company to recover losses of $1.4 million. During 2011, the insurance company paid $1.2 million to the Company for costs to clean up and repair the facility of $0.9 million and for reimbursement of a portion of the Company’s out-of-pocket costs of $0.3 million. The Company completed the repairs to the facility during 2011 and collected the remaining $0.2 million in February 2012. No additional funds are expected.

Note 9. Deferred Revenue

The components of deferred revenue consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Future service	$25,716	$25,809
Estimated potential penalties and holdbacks	8,400	8,510

	$34,116	$34,319

Note 10. Deferred Grants

The components of deferred grants consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Property grants	$7,975	$8,210
Employment grants	1,132	1,123

Total deferred grants	9,107	9,333
Less: Property grants - short-term (1)	—	—
Less: Employment grants - short-term (1)	(794)	(770)

Total long-term deferred grants (2)	$8,313	$8,563

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Deferred grants” in the accompanying Condensed Consolidated Balance Sheets.

Amortization of the Company’s property grants included as a reduction to “General and administrative” costs and amortization of the Company’s employment grants included as a reduction to “Direct salaries and related costs” in the accompanying Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Amortization of property grants	$235	$253
Amortization of employment grants	18	18

	$253	$271

Note 11. Borrowings

The Company had no outstanding borrowings as of March 31, 2012 and December 31, 2011.

On May 3, 2012, the Company entered into a $245 million revolving credit facility (the “New Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (“KeyBank”). The New Credit Agreement replaces the Company’s previous $75 million revolving credit facility dated February 2, 2010, as amended, which agreement was terminated simultaneous with entering into the New Credit Agreement. The New Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants.

The New Credit Agreement includes a $184 million alternate-currency sub-facility, a $10 million swingline sub-facility and a $35 million letter of credit sub-facility, and may be used for general corporate purposes including acquisitions, share repurchases, working capital support and letters of credit, subject to certain limitations. The Company is not currently aware of any inability of its lenders to provide access to the full commitment of funds that exist under the revolving credit facility, if necessary. However, there can be no assurance that such facility will be available to the Company, even though it is a binding commitment of the financial institutions. The New Credit Agreement will mature on May 2, 2017.

Borrowings under the New Credit Agreement will bear interest at either LIBOR or the base rate plus, in each case, an applicable margin based on the Company’s leverage ratio. The applicable interest rate will be determined quarterly based on the Company’s leverage ratio at such time. The base rate is a rate per annum equal to the greatest of (i) the rate of interest established by KeyBank, from time to time, as its “prime rate”; (ii) the Federal Funds effective rate in effect from time to time, plus 1/2 of 1% per annum; and (iii) the then-applicable LIBOR rate for one month interest periods, plus 1.00%. Swingline loans will bear interest only at the base rate plus the base rate margin. In addition, the Company is required to pay certain customary fees, including a commitment fee of 0.175%, which is due quarterly in arrears and calculated on the average unused amount of the New Credit Agreement.

The New Credit Agreement is guaranteed by all of the Company’s existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all the direct foreign subsidiaries of the Company and those of the guarantors.

Interest expense and amortization of deferred loan fees on the Company’s previous $75 million revolving credit facility of $0.3 million are included in “Interest expense” in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011.

Note 12. Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220 (“ASC 220”) “Comprehensive Income”. ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Unrealized (Loss) on Net Investment Hedge	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Gain (Loss) on Post Retirement Obligation	Total
Balance at January 1, 2011	$13,992	$(2,565)	$1,189	$2,146	$346	$15,108
Pre-tax amount	(7,613)	—	(184)	(1,482)	153	(9,126)
Tax benefit	—	—	34	759	—	793
Reclassification to net loss	(389)	—	(55)	(1,855)	(40)	(2,339)
Foreign currency translation	5	—	1	(6)	—	—

Balance at December 31, 2011	5,995	(2,565)	985	(438)	459	4,436
Pre-tax amount	7,105	—	—	2,688	28	9,821
Tax benefit	—	—	—	(281)	—	(281)
Reclassification to net income	25	—	(12)	(254)	(13)	(254)
Foreign currency translation	(1)	—	21	(20)	—	—

Balance at March 31, 2012	$13,124	$(2,565)	$994	$1,695	$474	$13,722

Except as discussed in Note 13, Income Taxes, earnings associated with the Company’s investments in its subsidiaries are considered to be indefinitely invested and no provision for income taxes on those earnings or translation adjustments have been provided.

Note 13. Income Taxes

The Company’s effective tax rate was 23.8% and 4.0% for the three months ended March 31, 2012 and 2011, respectively. The quarter-over-quarter variance in the effective tax rate is primarily due to tax benefits recognized in the 2011 comparable period principally resulting from a favorable resolution of a tax audit. The difference between the Company’s effective tax rate of 23.8% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the recognition of tax benefits resulting from income earned in certain tax holiday jurisdictions, foreign tax rate differentials and tax credits, offset by the tax impact of permanent differences, adjustments of valuation allowances and foreign withholding taxes.

The liability for unrecognized tax benefits is recorded as “Long-term income tax liabilities” in the accompanying Condensed Consolidated Balance Sheets. The Company has accrued $17.6 million at March 31, 2012, and $17.1 million at December 31, 2011, excluding penalties and interest. The $0.5 million increase relates primarily to unfavorable foreign exchange rate fluctuations.

Generally, earnings associated with the investments in the Company’s foreign subsidiaries are considered to be indefinitely invested outside of the U.S. Therefore, a U.S. provision for income taxes on those earnings or translation adjustments has not been recorded, as permitted by criterion outlined in ASC 740. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable.

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

The Company is currently under audit in several tax jurisdictions. Although the outcome of examinations by taxing authorities is always uncertain, the Company believes it is adequately reserved for these audits and that resolutions of them are not expected to have a material impact on its financial condition and results of operations. The significant tax jurisdictions currently under audit are as follows:

Tax Jurisdiction	Tax Year Ended
Canada	2003 to 2009
Philippines	2007 to 2010

Note 14. Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options, stock appreciation rights, restricted stock, restricted stock units and shares held in a rabbi trusts using the treasury stock method.

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Basic:
Weighted average common shares outstanding	43,309	46,409
Diluted:
Dilutive effect of stock options, stock appreciation rights, restricted stock, restricted stock units and shares held in a rabbi trust	100	168

Total weighted average diluted shares outstanding	43,409	46,577

Anti-dilutive shares excluded from the diluted earnings per share calculation	340	167

On August 18, 2011, the Company’s Board authorized the Company to purchase up to 5.0 million shares of its outstanding common stock (the “2011 Share Repurchase Program”). A total of 2.9 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. The 2011 Share Repurchase Program has no expiration date. The Company’s Board previously authorized the Company on August 5, 2002 to purchase up to 3.0 million shares of its outstanding common stock, the last of which were repurchased during 2011.

The shares repurchased under the Company’s share repurchase programs were as follows (in thousands, except per share amounts):

	Total Number of Shares Repurchased			Total Cost of Shares Repurchased
		Range of Prices Paid Per Share
		Low	High
Three Months Ended:
March 31, 2012	423	$13.85	$15.00	$6,200
March 31, 2011	300	$18.24	$18.53	$5,512

Note 15. Commitments and Contingency

Commitments

There have not been any material changes to the outstanding contractual obligations from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2011.

Contingency

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

Note 16. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The following table provides information about the net periodic benefit cost for the pension plans (in thousands):

	Three Months Ended March 31,
	2012	2011
Service cost	$93	$19
Interest cost	30	25
Recognized actuarial (gains)	(12)	(14)

Net periodic benefit cost	$111	$30

Employee Retirement Savings Plans

The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matches 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company’s contributions included in the accompanying Condensed Consolidated Statement of Operations were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
401(k) plan contributions	$409	$294

Split-Dollar Life Insurance Arrangement

In 1996, the Company entered into a split-dollar life insurance arrangement to benefit the former Chairman and Chief Executive Officer of the Company. Under the terms of the arrangement, the Company retained a collateral interest in the policy to the extent of the premiums paid by the Company. The postretirement benefit obligation included in “Other long-term liabilities” and the unrealized gains (losses) included in “Accumulated other comprehensive income” in the accompanying Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31, 2012	December 31, 2011
Postretirement benefit obligation	$99	$114
Unrealized gains (losses) in AOCI (1)	474	459

(1)	Unrealized gains (losses) are due to changes in discount rates related to the postretirement obligation.

Note 17. Stock-Based Compensation

The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. The following table summarizes the stock-based compensation expense (primarily in the Americas), income tax benefits related to the stock-based compensation and excess tax benefits (deficiency) (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock-based compensation (expense) (1)	$(1,119)	$(1,750)
Income tax benefit (2)	436	683
Excess tax benefit (deficiency) from stock-based compensation (3)	(278)	32

(1)	Included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.
(2)	Included in “Income taxes” in the accompanying Condensed Consolidated Statements of Operations.
(3)	Included in “Additional paid-in capital” in the accompanying Condensed Consolidated Statements of Changes in Shareholder’s Equity.

There were no capitalized stock-based compensation costs as of March 31, 2012 and December 31, 2011.

2011 Equity Incentive Plan — The Board adopted the Sykes Enterprises, Incorporated 2011 Equity Incentive Plan (the “2011 Plan”) on March 23, 2011, as amended on May 11, 2011 to reduce the number of shares of common stock available to 4.0 million shares. The 2011 Plan was approved by the shareholders at the May 2011 Annual Meeting. The 2011 Plan replaced and superseded the Company’s 2001 Equity Incentive Plan (the “2001 Plan”), which expired on March 14, 2011. The outstanding awards granted under the 2001 Plan will remain in effect until their exercise, expiration or termination. The 2011 Plan permits the grant of stock options, stock appreciation rights and other stock-based awards to certain employees of the Company, and certain non-employees who provide services to the Company in order to encourage them to remain in the employment of or to faithfully provide services to the Company and to increase their interest in the Company’s success.

Stock Options – Stock options are granted at fair market value on the date of the grant and generally vest over one to four years. All stock options granted under the 2001 Plan expire if not exercised by the tenth anniversary of their grant date (none granted under the 2011 Plan). The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions.

The following table summarizes stock option activity as of March 31, 2012 and for the three months then ended:

Stock Options	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2012	10	$5.89
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—

Outstanding at March 31, 2012	10	$5.89	1.3	$99

Vested or expected to vest at March 31, 2012	10	$5.89	1.3	$99

Exercisable at March 31, 2012	10	$5.89	1.3	$99

The following table summarizes information regarding stock options granted and exercised (in thousands):

Three Months Ended March 31,
	2012	2011
Number of stock options granted	—	—
Number of stock options exercised	—	—
Intrinsic value of stock options exercised	$—	$—
Cash received upon exercise of stock options	$—	$—

All stock options were fully vested as of December 31, 2006 and there is no unrecognized compensation cost as of March 31, 2012 related to the stock options (the effect of estimated forfeitures is not material).

Stock Appreciation Rights – Stock appreciation rights (“SARs”) represent the right to receive, without payment to the Company, a certain number of shares of common stock, as determined by the Committee, equal to the amount by which the fair market value of a share of common stock at the time of exercise exceeds the grant price. The SARs are granted at the fair market value of the Company’s common stock on the date of the grant and vest one-third on each of the first three anniversaries of the date of grant, provided the participant is employed by the Company on such date. The SARs have a term of 10 years from the date of grant. The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions.

The following table summarizes the assumptions used to estimate the fair value of SARs granted:

	Three Months Ended March 31,
	2012	2011
Expected volatility	47.1%	44.3%
Weighted-average volatility	47.1%	44.3%
Expected dividend rate	0.0%	0.0%
Expected term (in years)	4.7	4.6
Risk-free rate	0.8%	2.0%

The following table summarizes SARs activity as of March 31, 2012 and for the three months then ended:

Stock Appreciation Rights	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2012	657	$—
Granted	259	$—
Exercised	—	$—
Forfeited or expired	—	$—

Outstanding at March 31, 2012	916	$—	8.1	$186

Vested or expected to vest at March 31, 2012	916	$—	8.1	$186

Exercisable at March 31, 2012	470	$—	6.8	$33

The following table summarizes information regarding SARs granted and exercised (in thousands, except per SAR amounts):

	Three Months Ended March 31,
	2012	2011
Number of SARs granted	259	215
Weighted average grant-date fair value per SAR	$5.97	$7.10
Intrinsic value of SARs exercised	$—	$591
Fair value of SARs vested	$1,388	$—

The following table summarizes nonvested SARs activity as of March 31, 2012 and for the three months then ended:

Nonvested Stock Appreciation Rights	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2012	362	$7.90
Granted	259	$5.97
Vested	(175)	$7.98
Forfeited or expired	—	$—

Nonvested at March 31, 2012	446	$6.74

As of March 31, 2012, there was $2.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested SARs granted under the 2011 Plan and 2001 Plan. This cost is expected to be recognized over a weighted average period of 2.3 years.

Restricted Shares – The Company’s Board of Directors approves awards of performance and employment-based restricted shares (“restricted shares”) for eligible participants. In some instances, where the issuance of restricted shares has adverse tax consequences to the recipient, the Board will instead issue restricted stock units (“RSUs”). The restricted shares are shares of the Company’s common stock (or in the case of RSUs, represent an equivalent number of shares of the Company’s common stock) which are issued to the participant subject to (a) restrictions on transfer for a period of time and (b) forfeiture under certain conditions. The performance goals, including revenue growth and income from operations targets, provide a range of vesting possibilities from 0% to 100% and will be measured at the end of the performance period. If the performance conditions are met for the performance period, the shares will vest and all restrictions on the transfer of the restricted shares will lapse (or in the case of RSUs, an equivalent number of shares of the Company’s common stock will be issued to the recipient). The Company recognizes compensation cost, net of estimated forfeitures based on the fair value (which approximates the current market price) of the restricted shares (and RSUs) on the date of grant ratably over the requisite service period based on the probability of achieving the performance goals.

Changes in the probability of achieving the performance goals from period to period will result in corresponding changes in compensation expense. The employment-based restricted shares vest one-third on each of the first three anniversaries of the date of grant, provided the participant is employed by the Company on such date.

The following table summarizes nonvested restricted shares/RSUs activity as of March 31, 2012 and for the three months then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2012	793	$20.39
Granted	420	$15.21
Vested	(195)	$19.74
Forfeited or expired	(64)	$19.78

Nonvested at March 31, 2012	954	$18.27

The following table summarizes information regarding restricted shares/RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Three Months Ended March 31,
	2012	2011
Number of restricted shares/RSUs granted	420	328
Weighted average grant-date fair value per restricted share/RSU	$15.21	$18.67
Fair value of restricted shares/RSUs vested	$3,845	$3,839

As of March 31, 2012, based on the probability of achieving the performance goals, there was $17.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted shares/RSUs granted under the 2011 Plan and 2001 Plan. This cost is expected to be recognized over a weighted average period of 2.7 years.

2004 Non-Employee Director Fee Plan — The Company’s 2004 Non-Employee Director Fee Plan (the “2004 Fee Plan”), as amended on May 20, 2011, provides that all new non-employee directors joining the Board will receive an initial grant of shares of common stock on the date the new director is elected or appointed, the number of which will be determined by dividing $60,000 by the closing price of the Company’s common stock on the trading day immediately preceding the date a new director is elected or appointed, rounded to the nearest whole number of shares. The initial grant of shares vests in twelve equal quarterly installments, one-twelfth on the date of grant and an additional one-twelfth on each successive third monthly anniversary of the date of grant. The award lapses with respect to all unvested shares in the event the non-employee director ceases to be a director of the Company, and any unvested shares are forfeited.

The 2004 Fee Plan also provides that each non-employee director will receive, on the day after the annual shareholders meeting, an annual retainer for service as a non-employee director (the “Annual Retainer”). The Annual Retainer is $95,000, of which $50,000 is payable in cash, and the remainder paid in stock. The annual grant of cash vests in four equal quarterly installments, one-fourth on the day following the annual meeting of shareholders, and an additional one-fourth on each successive third monthly anniversary of the date of grant. The annual grant of shares paid to non-employee directors vests in eight equal quarterly installments, one-eighth on the day following the annual meeting of shareholders, and an additional one-eighth on each successive third monthly anniversary of the date of grant. The award lapses with respect to all unpaid cash and unvested shares in the event the non-employee director ceases to be a director of the company, and any unvested shares and unpaid cash are forfeited.

Prior to 2008, the grants were comprised of CSUs rather than shares of common stock. A CSU is a bookkeeping entry on the Company’s books that records the equivalent of one share of common stock.

The following table summarizes nonvested CSUs and share awards activity as of March 31, 2012 and for the three months then ended:

		Weighted
		Average Grant-
Nonvested Common Stock Units and Share Awards	Shares (000s)	Date Fair Value
Nonvested at January 1, 2012	16	$21.08
Granted	—	$—
Vested	(6)	$20.38
Forfeited or expired	—	$—

Nonvested at March 31, 2012	10	$21.83

The following table summarizes information regarding CSUs/share awards granted and vested (in thousands, except per CSU/share award amounts):

	Three Months Ended March 31,
	2012	2011
Number of CSUs/share awards granted	—	—
Weighted average grant-date fair value per CSU/share award	$—	$—
Fair value of CSUs/share awards vested	$113	$112

As of March 31, 2012, there was $0.2 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted since March 2008 under the Plan. This cost is expected to be recognized over a weighted average period of 0.9 years.

Deferred Compensation Plan — The Board adopted the Sykes Enterprises, Incorporated non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) on December 17, 1998, which was amended on May 23, 2006. The Deferred Compensation Plan, which was not shareholder-approved, provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president and senior vice presidents and $7,500 per year for vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (See Note 7, Investments Held in Rabbi Trusts.) As of March 31, 2012 and December 31, 2011, liabilities of $4.8 million and $4.2 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.

Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $1.3 million and $1.2 million at March 31, 2012 and December 31, 2011, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes nonvested common stock activity as of March 31, 2012 and for the three months then ended:

		Weighted
		Average Grant-
Nonvested Common Stock	Shares (000s)	Date Fair Value
Nonvested at January 1, 2012	8	$18.30
Granted	7	$15.80
Vested	(7)	$16.11
Forfeited or expired	(1)	$18.92

Nonvested at March 31, 2012	7	$17.74

The following table summarizes information regarding shares of common stock granted and vested (in thousands, except per common stock amounts):

	Three Months Ended March 31,
	2012	2011
Number of shares of common stock granted	7	6
Weighted average grant-date fair value per common stock	$15.80	$19.77
Fair value of common stock vested	$76	$107
Cash used to settle the obligation	$161	$—

As of March 31, 2012, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 3.1 years.

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

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Three Months Ended March 31, 2012:
Revenues (2)	$230,087	$48,011		$278,098
Percentage of revenues	82.7%	17.3%		100.0%

Depreciation and amortization (2)	$11,506	$989		$12,495

Income (loss) from continuing operations	$26,956	$388	$(12,654)	$14,690
Other (expense), net			(553)	(553)
Income taxes			(3,367)	(3,367)

Income from continuing operations, net of taxes				10,770
(Loss) from discontinued operations, net of taxes (3)	$(6,302)	$(5,225)		(11,527)

Net (loss)				$(757)

Total assets as of March 31, 2012	$919,288	$1,085,278	$(1,237,568)	$766,998

Three Months Ended March 31, 2011:
Revenues (2)	$246,535	$52,915		$299,450
Percentage of revenues	82.3%	17.7%		100.0%

Depreciation and amortization (2)	$12,817	$1,252		$14,069

Income (loss) from continuing operations	$27,025	$1,068	$(12,180)	$15,913
Other (expense), net			(1,552)	(1,552)
Income taxes			(572)	(572)

Income from continuing operations, net of taxes				13,789
(Loss) from discontinued operations, net of taxes (3)	$—	$(611)		(611)

Net income				$13,178

Total assets as of March 31, 2011	$1,207,912	$1,228,809	$(1,625,037)	$811,684

(1)

Other items (including corporate costs, impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the tables above for the three months ended March 31, 2012 and 2011. The accounting policies of the reportable segments are the same as those described in Note 1 to the accompanying Condensed Consolidated Financial Statements. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

(2)	Revenues and depreciation and amortization include results from continuing operations only.
(3)	Includes the (loss) from discontinued operations, net of taxes, as well as the (loss) on sale of discontinued operations, net of taxes, if any.

Note 19. Other (Expense)

Gains and losses resulting from foreign currency transactions are recorded in “Other (expense)” in the accompanying Condensed Consolidated Statements of Operations during the period in which they occur. Other (expense) consists of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Foreign currency transaction gains (losses)	$(638)	$472
Gains (losses) on foreign currency derivative instruments not designated as hedges	(472)	(2,289)
Other miscellaneous income (expense)	509	252

	$(601)	$(1,565)

Note 20. Related Party Transactions

In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes. The lease payments on the 20 year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.1 million to the landlord during the three months ended March 31, 2012 and 2011 under the terms of the lease.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

400 North Ashley Drive

Tampa, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of March 31, 2012, and the related condensed consolidated statements of operations and comprehensive income for the three-month periods ended March 31, 2012 and 2011, of changes in shareholders’ equity for the three-month periods ended March 31, 2012 and 2011 and nine-month period ended December 31, 2011, and of cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2011, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 29, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

May 10, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and the consolidated financial statements and notes in the Sykes Enterprises, Incorporated (“SYKES,” “our,” “we” or “us”) Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”).

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

Overview

We provide an array of sophisticated customer contact management solutions to a wide range of clients including Fortune 1000 companies, medium-sized businesses, and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure, healthcare and other industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which include customer assistance, healthcare and roadside assistance, technical support and product sales to our clients’ customers. These services, which represented 98% of consolidated revenues during the three months ended March 31, 2012, are delivered through multiple communication channels encompassing phone, e-mail, Internet, text messaging and chat. We also provide various enterprise support services in the United States (“U.S.”) that include services for our client’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including multilingual sales order processing via the Internet and phone, payment processing, inventory control, product delivery, and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers throughout the United States, Canada, Europe, Latin America, Asia, India and Africa.

Discontinued Operations

In November 2011, authorized by the Finance Committee of our Board of Directors, we decided to pursue a buyer for our operations located in Spain (the “Spanish operations”) as these operations were no longer consistent with the our strategic direction. We sold our Spanish operations, pursuant to an asset purchase agreement dated March 29, 2012 and a stock purchase agreement dated March 30, 2012. We have reflected the operating results related to the operations in Spain as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. The assets and related liabilities of Spain are presented as held for sale in the accompanying Consolidated Balance Sheet as of December 31, 2011. This business was historically reported as part of the EMEA segment.

See “Results of Operations – Discontinued Operations” later in this Item 2 for more information. Unless otherwise noted, discussions below pertain only to our continuing operations.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended March 31,
	2012	2011
Revenues	$278,098	$299,450
Percentage of revenues	100.0%	100.0%
Direct salaries and related costs	$178,500	$194,091
Percentage of revenues	64.2%	64.8%
General and administrative	$84,759	$88,720
Percentage of revenues	30.5%	29.6%
Impairment of long-lived assets	$149	$726
Percentage of revenues	0.1%	0.2%
Income from continuing operations	$14,690	$15,913
Percentage of revenues	5.2%	5.4%

The following table summarizes our revenues for the periods indicated, by reporting segment (in thousands):

	Three Months Ended March 31,
	2012		2011
Americas	$230,087	82.7%	$246,535	82.3%
EMEA	48,011	17.3%	52,915	17.7%

Consolidated	$278,098	100.0%	$299,450	100.0%

The following table summarizes certain amounts and percentages of revenues for the periods indicated, by reporting segment (in thousands):

	Three Months Ended March 31,
	2012		2011
Direct salaries and related costs:
Americas	$143,601	62.4%	$156,276	63.4%
EMEA	34,899	72.7%	37,815	71.5%

Consolidated	$178,500	64.2%	$194,091	64.8%

General and administrative:
Americas	$59,381	25.8%	$62,508	25.4%
EMEA	12,724	26.5%	14,032	26.5%
Corporate	12,654	—	12,180	—

Consolidated	$84,759	30.5%	$88,720	29.6%

Impairment of long-lived assets:
Americas	$149	0.1%	$726	0.3%
EMEA	—	0.0%	—	0.0%

Consolidated	$149	0.1%	$726	0.2%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues

For the three months ended March 31, 2012, we recognized consolidated revenues of $278.1 million, a decrease of $21.4 million or 7.1%, from $299.5 million of consolidated revenues for the comparable period in 2011.

On a geographic segment basis, revenues from the Americas region, including the United States, Canada, Latin America, Australia and the Asia Pacific Rim, represented 82.7%, or $230.1 million, for the three months ended March 31, 2012 compared to 82.3%, or $246.5 million, for the comparable period in 2011. Revenues from the EMEA region, including Europe, the Middle East and Africa represented 17.3%, or $48.0 million, for the three months ended March 31, 2012 compared to 17.7%, or $53.0 million, for the comparable period in 2011.

Americas’ revenues decreased $16.4 million, including the negative foreign currency impact of $0.8 million, for the three months ended March 31, 2012 from the comparable period in 2011, due to a $26.1 million decrease primarily related to end-of-life client programs (defined as programs or clients which we no longer support), partially offset by a $10.5 million increase in demand from new and existing clients. Revenues from our offshore operations represented 48.8% of Americas’ revenues, compared to 46.4% for the comparable period in 2011. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our focus to re-price or replace certain sub-profitable target client programs.

EMEA’s revenues decreased $4.9 million, including the negative foreign currency impact of $2.1 million, for the three months ended March 31, 2012 from the comparable period in 2011, due to a $10.6 million decrease primarily related to end-of-life client programs, partially offset by a $7.8 million increase in demand from new and existing clients.

Direct Salaries and Related Costs

Direct salaries and related costs decreased $15.6 million, or 8.0%, to $178.5 million for the three months ended March 31, 2012 from $194.1 million in the comparable period in 2011.

On a reporting segment basis, direct salaries and related costs from the Americas segment decreased $12.7 million, including the positive foreign currency impact of $0.2 million, for the three months ended March 31, 2012 from the comparable period in 2011. Direct salaries and related costs from the EMEA segment decreased $2.9 million, including the positive foreign currency impact of $1.5 million, for the three months ended March 31, 2012 from the comparable period in 2011.

In the Americas segment, as a percentage of revenues, direct salaries and related costs decreased to 62.4% for the three months ended March 31, 2012 from 63.4% in the comparable period in 2011. This decrease of 1.0%, as a percentage of revenues, was primarily attributable to lower compensation costs of 0.6% (primarily related to lower forecasted demand within certain clients without a commensurate reduction in labor costs in the prior year), lower communication costs of 0.3% and lower other costs of 0.1%.

In the EMEA segment, as a percentage of revenues, direct salaries and related costs increased to 72.7% for the three months ended March 31, 2012 from 71.5% in the comparable period of 2011. This increase of 1.2%, as a percentage of revenues, was primarily attributable to higher severance costs of 1.3% due to the closure of certain sites in connection with the Fourth Quarter 2011 Exit Plan (see Note 3, Costs Associated with Exit or Disposal Activities, of “Notes to Condensed Consolidated Financial Statements”), partially offset by lower other costs of 0.1%.

General and Administrative

General and administrative expenses decreased $4.0 million, or 4.4%, to $84.7 million for the three months ended March 31, 2012 from $88.7 million in the comparable period in 2011.

On a reporting segment basis, general and administrative expenses from the Americas segment decreased $3.1 million for the three months ended March 31, 2012 from the comparable period in 2011. General and administrative expenses from the EMEA segment decreased $1.3 million, including the positive foreign currency impact of $0.5 million, for the three months ended March 31, 2012 from the comparable period in 2011. Corporate general and administrative expenses increased $0.4 million for the three months ended March 31, 2012 from the comparable period in 2011. This increase of $0.4 million was primarily attributable to higher legal and professional fees of $0.3 million, higher software maintenance of $0.1 million, higher training costs of $0.1 million and higher other costs of $0.1 million, partially offset by lower compensation costs of $0.2 million.

In the Americas segment, as a percentage of revenues, general and administrative expenses increased to 25.8% for the three months ended March 31, 2012 from 25.4% in the comparable period in 2011. This increase of 0.4%, as a percentage of revenues, was primarily attributable to higher compensation costs of 0.3%, higher bad debt expense of 0.3% and higher facility-related costs of 0.2%, partially offset by lower depreciation and amortization costs of 0.2% and lower other costs of 0.2%.

In the EMEA segment, as a percentage of revenues, general and administrative expenses remain unchanged at 26.5% for the three months ended March 31, 2012 from the comparable period in 2011. Higher severance-related costs of 0.6% and higher facility-related costs of 0.5% were offset by lower travel costs of 0.4%, lower equipment and maintenance costs of 0.4% and lower other costs of 0.3%.

Impairment of Long-Lived Assets

Impairment of long-lived assets was $0.1 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively, in the Americas segment. The impairment loss represented the amount by which the carrying value of the assets exceeded the estimated fair value of those assets which cannot be redeployed to other locations. See Note 4, Fair Value, of the “Notes to Condensed Consolidated Financial Statements” for further information.

Interest Income

Interest income was $0.4 million for the three months ended March 31, 2012, compared to $0.3 million in the same period in 2011, reflecting higher average balances of interest bearing investments in cash and cash equivalents.

Interest (Expense)

Interest expense of $0.3 million remained unchanged for the three months ended March 31, 2012, compared to the same period in 2011.

Other (Expense)

Other (expense), net, was $0.6 million for the three months ended March 31, 2012, compared to $1.5 million in the same period in 2011. The net decrease in other (expense), net, of $0.9 million was primarily attributable to a decrease of $1.8 million in forward currency contract losses (which were not designated as hedging instruments) and an increase of $0.2 million in other miscellaneous income, net, partially offset by a $1.1 million increase in realized and unrealized foreign currency transaction losses, net of gains. Other (expense), net, excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in “Accumulated other comprehensive income” in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Income Taxes

Income tax expense of $3.4 million for the three months ended March 31, 2012 was based upon pre-tax book income of $14.1 million. Income tax expense of $0.6 million for the three months ended March 31, 2011 reflects the recognition of a net $2.6 million tax benefit primarily related to a favorable resolution of a tax audit, and was based upon pre-tax book income of $14.4 million. The effective tax rate for the three months ended March 31, 2012 was 23.8% compared to an effective tax rate of 4.0% for the same period in 2011.

(Loss) from Discontinued Operations

We sold our Spanish operations in March 2012 and accounted for this transaction in accordance with ASC 205-20 (“ASC 205-20”) “Discontinued Operation.” Accordingly, we reclassified the results of operations for the three months ended March 31, 2011 to discontinued operations. The loss from discontinued operations, net of taxes, totaled $0.8 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively. The loss on sale of discontinued operations, net of taxes, totaled $10.7 million for the three months ended March 31, 2012. There was no tax impact on either the loss from discontinued operations or the loss on sale of discontinued operations.

Net Income (Loss)

As a result of the foregoing, we reported income from continuing operations for the three months ended March 31, 2012 of $14.7 million, a decrease of $1.2 million from the comparable period in 2011. This decrease was principally attributable to a $21.4 million decrease in revenues, partially offset by a $15.6 million decrease in direct salaries and related costs, a $4.0 million decrease in general and administrative expenses and a $0.6 million decrease in the impairment of long-lived assets. In addition to the $1.2 million decrease in income from continuing operations, we experienced a $2.8 million increase in income taxes, a $0.2 million increase in loss from discontinued operations and a $10.7 million loss on the sale of discontinued operations, partially offset by an increase of $0.1 million in interest income and a $0.9 million decrease in other (expense), net, resulting in a net loss of $0.8 million for the three months ended March 31, 2012, a decrease of $13.9 million compared to the same period in 2011.

Client Concentration

Our top ten clients accounted for approximately 48.9% of our consolidated revenues in the three months ended March 31, 2012, up from approximately 43.5% of our consolidated revenues in the three months ended March 31, 2011.

Total consolidated revenues included $30.3 million, or 10.9%, of consolidated revenues, for the three months ended March 31, 2012 from AT&T Corporation, a major provider of communication services for which we provide various customer support services over several distinct lines of AT&T business. This included $29.5 million and $0.8 million in revenue from the Americas and EMEA, respectively, for the three months ended March 31, 2012. Our next largest client accounted for $16.8 million, or 6.0%, of consolidated revenues, for the three months ended March 31, 2012.

Total consolidated revenues as it relates to the AT&T Corporation relationship were $34.6 million, or 11.5%, of consolidated revenues, for the three months ended March 31, 2011. This included $33.7 million and $0.9 million in revenue from the Americas and EMEA, respectively, for the three months ended March 31, 2011. Our next largest client accounted for $15.9 million, or 5.3%, of consolidated revenues, for the three months ended March 31, 2011.

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

On August 18, 2011, our Board authorized us to purchase up to 5.0 million shares of our outstanding common stock (the “2011 Share Repurchase Program”). During the three months ended March 31, 2012, we repurchased 0.4 million common shares under the 2011 Share Repurchase Program at prices ranging from $13.85 to $15.00 per share for a total cost of $6.2 million. As of March 31, 2012, a total of 2.9 million shares have been repurchased under the 2011 Share Repurchase Program. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price and general market conditions. The 2011 Share Repurchase Program has no expiration date. We may make additional discretionary stock repurchases under this program in 2012.

During the three months ended March 31, 2012, cash increased $4.1 million from operating activities, $0.3 million due to a release of restricted cash and $0.3 million of other. Further, we divested cash of $9.1 million in conjunction with the sale of discontinued operations in Spain and used $6.8 million for capital expenditures, $6.2 million on the repurchase of our stock and $1.4 million to repurchase stock for minimum tax withholding on equity awards resulting in a $15.1 million decrease in available cash (including the favorable effects of foreign currency exchange rates on cash of $3.7 million).

Net cash flows provided by operating activities for the three months ended March 31, 2012 were $4.1 million, compared to $20.0 million for the comparable 2011 period. The $15.9 million decrease in net cash flows from operating activities was due to a $13.9 million decrease in net income and a net decrease of $8.4 million in cash flows from assets and liabilities, partially offset by a $6.4 million increase in non-cash reconciling items such as loss on the sale of discontinued operations, unrealized foreign currency transaction losses and bad debt expense. The $8.4 million decrease in cash flows from assets and liabilities was principally a result of a $12.3 million increase in receivables and a $1.7 million increase in other assets, partially offset by a $3.4 million increase in income taxes payable, a $1.5 million increase in other liabilities and a $0.7 million increase in deferred revenue. The decrease in cash flows from assets and liabilities primarily relates to the timing of receivables’ billings and subsequent payments of those billings, coupled with a reduction in revenues in the first quarter in 2012 over the comparable period in 2011.

During the three months ended March 31, 2012, we committed to a plan and sold our operations in Spain (the “Spanish operations”). Cash flows from discontinued operations were as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Cash (used for) provided by operating activities of discontinued operations	$(4,530)	$465
Cash (used for) provided by investing activities of discontinued operations	(8,887)	64
Cash provided by financing activities of discontinued operations	12,568	—

Cash (used for) operating activities of discontinued operations primarily represents cash used by the Spanish operations during the three months ended March 31, 2012. Cash (used for) investing activities of discontinued operations for the three months ended March 31, 2012 primarily represents the cash divested upon the sale of the Spanish operations. Cash provided by financing activities of discontinued operations for the three months ended March 31, 2012 primarily represents our cash capital contributions made prior to the sale of the Spanish operations. We do not expect the sale of our Spanish operations to negatively affect our future liquidity and capital resources.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $6.8 million for the three months ended March 31, 2012, compared to $6.2 million for the comparable period in 2011, an increase of $0.6 million. In 2012, we anticipate capital expenditures in the range of $33.0 million to $35.0 million, primarily for maintenance and systems infrastructure.

On May 3, 2012, we entered into a $245 million revolving credit facility (the “New Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (“KeyBank”). The New Credit Agreement replaces our previous $75 million revolving credit facility dated February 2, 2010, as amended, which agreement was terminated simultaneous with entering into the New Credit Agreement. The New Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. At March 31, 2012, we were in compliance with all loan requirements of the previous $75 million revolving credit facility and had no outstanding borrowings under this facility.

The New Credit Agreement includes a $184 million alternate-currency sub-facility, a $10 million swingline sub-facility and a $35 million letter of credit sub-facility, and may be used for general corporate purposes including acquisitions, share repurchases, working capital support and letters of credit, subject to certain limitations. We are not currently aware of any inability of our lenders to provide access to the full commitment of funds that exist under the New Credit Facility, if necessary. However, there can be no assurance that such facility will be available to us, even though it is a binding commitment of the financial institutions. The New Credit Agreement will mature on May 2, 2017.

Borrowings under the New Credit Agreement will bear interest at either LIBOR or the base rate plus, in each case, an applicable margin based on our leverage ratio. The applicable interest rate will be determined quarterly based on our leverage ratio at such time. The base rate is a rate per annum equal to the greatest of (i) the rate of interest established by KeyBank, from time to time, as its “prime rate”; (ii) the Federal Funds effective rate in effect from time to time, plus 1/2 of 1% per annum; and (iii) the then-applicable LIBOR rate for one month interest periods, plus 1.00%. Swingline loans will bear interest only at the base rate plus the base rate margin. In addition, we are required to pay certain customary fees, including a commitment fee of 0.175%, which is due quarterly in arrears and calculated on the average unused amount of the New Credit Agreement.

The New Credit Agreement is guaranteed by all of our existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all of our direct foreign subsidiaries and those of the guarantors.

As of March 31, 2012, we had $196.0 million in cash and cash equivalents, of which approximately 84.9% or $166.4 million, was held in international operations and may be subject to additional taxes if repatriated to the United States, including withholding tax applied by the country of origin and an incremental U.S. income tax, net of allowable foreign tax credits. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions.

We believe that our current cash levels, accessible funds under our credit facilities and cash flows generated from future operations will be adequate to meet anticipated working capital needs, any future debt repayment requirements, continued expansion objectives, funding of potential acquisitions, anticipated levels of capital expenditures and contractual obligations for the next twelve months and any stock repurchases. Our cash resources could also be affected by various risks and uncertainties, including, but not limited to the risks described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements and Other

At March 31, 2012, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

There have not been any material changes to the outstanding contractual obligations from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Recognition of Revenue — We recognize revenue in accordance with Accounting Standards Codification “ASC” 605 “Revenue Recognition”. We primarily recognize revenues from services as the services are performed, which is based on either a per minute, per call or per transaction basis, under a fully executed contractual agreement and record reductions to revenues for contractual penalties and holdbacks for failure to meet specified minimum service levels and other performance based contingencies. Revenue recognition is limited to the amount that is not contingent upon delivery of any future product or service or meeting other specified performance conditions. Product sales, accounted for within our fulfillment services, are recognized upon shipment to the customer and satisfaction of all obligations.

Revenues from fulfillment services account for 1.2% and 1.5% of total consolidated revenues for the three months ended March 31, 2012 and 2011, respectively, some of which contain multiple-deliverables. The service offerings for these fulfillment service contracts typically include pick-pack-and-ship, warehousing, process management, finished goods assembly and pass-through costs. In accordance with ASC 605-25 (“ASC 605-25”) “Revenue Recognition — Multiple-Element Arrangements” (as amended by Accounting Standards Update “ASU” 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force”), we determine if the services provided under these contracts with multiple-deliverables represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value, and where return rights exist, delivery or performance of the undelivered items is considered probable and substantially within our control. If those deliverables are determined to be separate units of accounting, revenues from these services are recognized as the services are performed under a fully executed contractual agreement. If those deliverables are not determined to be separate units of accounting, revenue for the delivered services are bundled into a single unit of accounting and recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate.

As a result of the adoption of ASU 2009-13, the Company allocates revenue to each of the deliverables based on a selling price hierarchy of vendor specific objective evidence (“VSOE”), third-party evidence, and then estimated selling price. VSOE is based on the price charged when the deliverable is sold separately. Third-party evidence is based on largely interchangeable competitor services in standalone sales to similarly situated customers. Estimated selling price is based on our best estimate of what the selling prices of deliverables would be if they were sold regularly on a standalone basis. Estimated selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies, service offerings, and customer classifications. Once we allocate revenue to each deliverable, we recognize revenue when all revenue recognition criteria are met. As of March 31, 2012, our fulfillment contracts with multiple-deliverables met the separation criteria as outlined in ASC 605-25 and the revenue was accounted for accordingly. We have no other contracts that contain multiple-deliverables as of March 31, 2012.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts, $5.0 million as of March 31, 2012 or 2.1% of trade account receivables, for estimated losses arising from the inability of our customers to make required payments. Our estimate is based on qualitative and quantitative analyses, including credit risk measurement tools and methodologies using the publicly available credit and capital market information, a review of the current status of our trade accounts receivable and historical collection experience of our clients. It is reasonably possible that our estimate of the allowance for doubtful accounts will change if the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments.

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

As of December 31, 2011, we determined that a total valuation allowance of $38.5 million was necessary to reduce U.S. deferred tax assets by $4.7 million and foreign deferred tax assets by $33.8 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $22.8 million as of December 31, 2011 is dependent upon future profitability within each tax jurisdiction. As of March 31, 2012, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax assets will be realized.

Generally, earnings associated with the investments in our foreign subsidiaries are considered to be indefinitely invested outside of the U.S. Therefore, a U.S. provision for income taxes on those earnings or translation adjustments has not been recorded, as permitted by criterion outlined in ASC 740. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable.

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

We evaluate tax positions that have been taken or are expected to be taken in our tax returns, and record a liability for uncertain tax positions in accordance with ASC 740. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. We had $17.6 million and $17.1 million of unrecognized tax benefits as of March 31, 2012 and December 31, 2011, respectively.

Our provision for income taxes is subject to volatility and is impacted by the distribution of earnings in the various domestic and international jurisdictions in which we operate. Our effective tax rate could be impacted by earnings being either proportionally lower or higher in foreign countries where we have tax rates lower than the U.S. tax rates. In addition, we have been granted tax holidays in several foreign tax jurisdictions, which have various expiration dates ranging from 2012 through 2023. If we are unable to renew a tax holiday in any of these jurisdictions, our effective tax rate could be adversely impacted. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will permit a renewal. Our effective tax rate could also be affected by several additional factors, including, but not limited to, changes in the valuation of our deferred tax assets or liabilities, changing legislation, regulations, and court interpretations that impact tax law in multiple tax jurisdictions in which we operate, as well as new requirements, pronouncements and rulings of certain tax, regulatory and accounting organizations.

Impairment of Goodwill, Intangibles and Other Long-Lived Assets

We review long-lived assets, which had a carrying value of $252.8 million as of March 31, 2012, including goodwill, intangibles and property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge, or loss, to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

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

U.S. Healthcare Reform Acts

In March 2010, the President of the United States signed into law comprehensive healthcare reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the “Acts”). The Acts contain provisions that could materially impact our healthcare costs in the future, thus adversely affecting our profitability. We are currently evaluating the potential impact of the Acts, if any, on our financial condition, results of operations and cash flows. Preliminary analyses indicate that the increased cost of providing healthcare benefits in the future may not materially affect our profitability; however, there are many provisions of the Acts that have yet to be defined and which may be affected by the case currently before the U.S. Supreme Court and the 2012 national elections. The effect on our healthcare costs in the future may not be known for some time.

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

We serve a number of U.S.-based clients using customer contact management center capacity in The Philippines, Canada and Costa Rica, which are within our Americas segment. Although the contracts with these clients are priced in USDs, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine Pesos (“PHP”), Canadian Dollars and Costa Rican Colones (“CRC”), which represent FX exposures.

In order to hedge a portion of our anticipated cash flow requirements denominated in PHP and CRC, we had outstanding forward contracts and options as of March 31, 2012 with counterparties through December 2012 with notional amounts totaling $101.5 million. As of March 31, 2012, we had net total derivative assets associated with these contracts with a fair value of $2.5 million, which will settle within the next 9 months. If the USD was to weaken against the PHP and CRC by 10% from current period-end levels, we would incur a loss of approximately $7.3 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We also entered into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of March 31, 2012, the fair value of these derivatives was a net receivable of $0.2 million. The potential loss in fair value at March 31, 2012, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $2.4 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under the revolving credit facility under our Credit Agreement. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. During the three months ended March 31, 2012, we had no debt outstanding under the revolving credit facility.

We have not historically used derivative instruments to manage exposure to changes in interest rates.

Fluctuations in Quarterly Results

For the year ended December 31, 2011, quarterly revenues as a percentage of total consolidated annual revenues were approximately 26%, 26%, 25% and 23%, respectively, for each of the respective quarters of the year. We have experienced and anticipate that in the future we will experience variations in quarterly revenues. The variations are due to the timing of new contracts and renewal of existing contracts, the timing and frequency of client spending for customer contact management services, non-U.S. currency fluctuations, and the seasonal pattern of customer contact management support and fulfillment services.

Item 4. Controls and Procedures

As of March 31, 2012, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of March 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 29, 2012. Our risk factors have not changed materially since December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock repurchases for the three months ended March 31, 2012 (in thousands, except average price per share). See Note 14, Earnings Per Share, of “Notes to Condensed Consolidated Financial Statements” for information regarding our stock repurchase program.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
January 1, 2012 - January 31, 2012	—	—	—	2,506
February 1, 2012 - February 29, 2012	—	—	—	2,506
March 1, 2012 - March 31, 2012	423	14.61	423	2,083

Total	423		423	2,083

(1)

All shares purchased as part of the repurchase plan publicly announced on August 8, 2011. Total number of shares approved for repurchase under the 2011 Repurchase Plan was 5.0 million with no expiration date. All of the available shares available under the repurchase plan publicly announced on August 5, 2002 have been repurchased.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as an exhibit to this Report:

10.1

Credit Agreement, dated May 3, 2012, between Sykes Enterprises, Incorporated, the lenders party thereto and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Commission on May 7, 2012, and incorporated herein by reference)

10.2

Business Sale and Purchase Agreement, dated as of March 29, 2012, between Sykes Enterprises, Incorporated and Iberphone, S.A.U. (filed as Exhibit 99.1 to Registrant’s Form 8-K filed with the Commission on April 4, 2012, and incorporated herein by reference)

10.3

Stock Purchase Agreement, dated as of March 30, 2012, by and among Sykes Enterprises, Incorporated (not as a Seller), SEI International Services S.a.r.l. (as Seller) and Eugenio Arceu Garcia as Buyer (filed as Exhibit 99.2 to Registrant’s Form 8-K filed with the Commission on April 4, 2012, and incorporated herein by reference)

15	Awareness letter.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: May 10, 2012	By:	/s/ W. Michael Kipphut
W. Michael Kipphut
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number

10.1

Credit Agreement, dated May 3, 2012, between Sykes Enterprises, Incorporated, the lenders party thereto and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Commission on May 7, 2012, and incorporated herein by reference)

10.2

Business Sale and Purchase Agreement, dated as of March 29, 2012, between Sykes Enterprises, Incorporated and Iberphone, S.A.U. (filed as Exhibit 99.1 to Registrant’s Form 8-K filed with the Commission on April 4, 2012, and incorporated herein by reference)

10.3

Stock Purchase Agreement, dated as of March 30, 2012, by and among Sykes Enterprises, Incorporated (not as a Seller), SEI International Services S.a.r.l. (as Seller) and Eugenio Arceu Garcia as Buyer (filed as Exhibit 99.2 to Registrant’s Form 8-K filed with the Commission on April 4, 2012, and incorporated herein by reference)

15	Awareness letter.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document