Form 10-Q
period 2012-06-30
SYKES ENTERPRISES INC
filed 2012-08-09
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of July 26, 2012, there were 43,867,248 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$204,665	$211,122
Receivables, net	233,419	229,702
Prepaid expenses	13,931	11,540
Other current assets	20,274	20,120
Assets held for sale, discontinued operations	—	9,590

Total current assets	472,289	482,074
Property and equipment, net	83,648	91,080
Goodwill	122,475	121,342
Intangibles, net	40,647	44,472
Deferred charges and other assets	47,867	30,162

	$766,926	$769,130

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$21,022	$23,109
Accrued employee compensation and benefits	66,390	62,452
Current deferred income tax liabilities	252	663
Income taxes payable	1,069	423
Deferred revenue	33,737	34,319
Other accrued expenses and current liabilities	21,286	21,191
Liabilities held for sale, discontinued operations	—	7,128

Total current liabilities	143,756	149,285
Deferred grants	8,109	8,563
Long-term income tax liabilities	25,433	26,475
Other long-term liabilities	11,408	11,241

Total liabilities	188,706	195,564

Commitments and contingency (Note 15)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 43,983 and 44,306 shares issued, respectively	440	443
Additional paid-in capital	275,541	281,157
Retained earnings	295,453	291,803
Accumulated other comprehensive income	9,389	4,436
Treasury stock at cost: 188 shares and 299 shares, respectively	(2,603)	(4,273)

Total shareholders’ equity	578,220	573,566

	$766,926	$769,130

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Revenues	$264,802	$300,273	$542,900	$599,723

Operating expenses:
Direct salaries and related costs	174,630	198,779	353,130	392,870
General and administrative	81,533	88,370	166,342	176,903
Net (gain) on disposal of property and equipment	(66)	(3,611)	(116)	(3,424)
Impairment of long-lived assets	—	—	149	726

Total operating expenses	256,097	283,538	519,505	567,075

Income from continuing operations	8,705	16,735	23,395	32,648

Other income (expense):
Interest income	354	310	718	590
Interest (expense)	(312)	(288)	(628)	(555)
Other (expense)	(488)	(378)	(1,089)	(1,943)

Total other income (expense)	(446)	(356)	(999)	(1,908)

Income from continuing operations before income taxes	8,259	16,379	22,396	30,740
Income taxes	511	2,683	3,878	3,255

Income from continuing operations, net of taxes	7,748	13,696	18,518	27,485
(Loss) from discontinued operations, net of taxes	—	(1,725)	(820)	(2,336)
(Loss) on sale of discontinued operations, net of taxes	—	—	(10,707)	—

Net income	$7,748	$11,971	$6,991	$25,149

Net income (loss) per common share:
Basic:
Continuing operations	$0.18	$0.30	$0.43	$0.59
Discontinued operations	—	(0.04)	(0.27)	(0.05)

Net income (loss) per common share	$0.18	$0.26	$0.16	$0.54

Diluted:
Continuing operations	$0.18	$0.30	$0.43	$0.59
Discontinued operations	—	(0.04)	(0.27)	(0.05)

Net income (loss) per common share	$0.18	$0.26	$0.16	$0.54

Weighted average common shares:
Basic	43,094	46,241	43,205	46,359
Diluted	43,103	46,293	43,256	46,463

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Net income	$7,748	$11,971	$6,991	$25,149

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of taxes	(4,954)	1,727	2,175	8,261
Unrealized actuarial gain (loss) related to pension liability, net of taxes	12	(13)	21	72
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	575	(954)	2,708	(1,580)
Unrealized gain (loss) on postretirement obligation, net of taxes	34	7	49	24

Other comprehensive income (loss), net of taxes	(4,333)	767	4,953	6,777

Comprehensive income	$3,415	$12,738	$11,944	$31,926

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Six Months Ended June 30, 2011,

Six Months Ended December 31, 2011 and

Six Months Ended June 30, 2012

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(in thousands)	Shares Issued	Amount
Balance at January 1, 2011	47,066	$471	$302,911	$265,676	$15,108	$(971)	$583,195
Stock-based compensation expense	—	—	2,613	—	—	—	2,613
Excess tax benefit from stock-based compensation	—	—	35	—	—	—	35
Vesting of common stock and restricted stock under equity award plans	290	3	(1,023)	—	—	(170)	(1,190)
Repurchase of common stock	—	—	—	—	—	(5,512)	(5,512)
Retirement of treasury stock	(300)	(3)	(2,400)	(3,109)	—	5,512	—
Comprehensive income (loss)	—	—	—	25,149	6,777	—	31,926

Balance at June 30, 2011	47,056	471	302,136	287,716	21,885	(1,141)	611,067
Issuance of common stock	33	—	311	—	—	—	311
Stock-based compensation expense	—	—	969	—	—	—	969
Excess tax (deficiency) from stock-based compensation	—	—	(43)	—	—	—	(43)
Vesting of common stock and restricted stock under equity award plans	3	—	44	—	—	(44)	—
Repurchase of common stock	—	—	—	—	—	(44,481)	(44,481)
Retirement of treasury stock	(2,786)	(28)	(22,260)	(19,105)	—	41,393	—
Comprehensive income (loss)	—	—	—	23,192	(17,449)	—	5,743

Balance at December 31, 2011	44,306	443	281,157	291,803	4,436	(4,273)	573,566
Stock-based compensation expense	—	—	1,861	—	—	—	1,861
Excess tax (deficiency) from stock-based compensation	—	—	(278)	—	—	—	(278)
Vesting of common stock and restricted stock under equity award plans	306	3	(1,261)	—	—	(154)	(1,412)
Repurchase of common stock	—	—	—	—	—	(7,461)	(7,461)
Retirement of treasury stock	(629)	(6)	(5,938)	(3,341)	—	9,285	—
Comprehensive income (loss)	—	—	—	6,991	4,953	—	11,944

Balance at June 30, 2012	43,983	$440	$275,541	$295,453	$9,389	$(2,603)	$578,220

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2012	2011
Cash flows from operating activities :
Net income	$6,991	$25,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	24,321	28,266
Impairment losses	149	726
Unrealized foreign currency transaction (gains) losses, net	321	(2,381)
Stock-based compensation expense	1,861	2,613
Excess tax (benefit) from stock-based compensation	—	(35)
Deferred income tax provision (benefit)	(303)	(3,563)
Net (gain) loss on disposal of property and equipment	(116)	(3,443)
Bad debt expense	796	244
Unrealized (gains) losses on financial instruments, net	279	2,000
Amortization of deferred loan fees	238	292
Loss on sale of discontinued operations	10,707	—
Other	143	586
Changes in assets and liabilities:
Receivables	(4,679)	(14,909)
Prepaid expenses	(2,007)	(2,179)
Other current assets	1,689	(2,360)
Deferred charges and other assets	(17,200)	(471)
Accounts payable	(2,469)	(3,986)
Income taxes receivable / payable	(781)	120
Accrued employee compensation and benefits	2,793	11,828
Other accrued expenses and current liabilities	3,077	(2,576)
Deferred revenue	182	1,685
Other long-term liabilities	(1,107)	(3,558)

Net cash provided by operating activities	24,885	34,048

Cash flows from investing activities:
Capital expenditures	(13,806)	(13,367)
Proceeds from sale of property and equipment	196	3,923
Investment in restricted cash	(62)	(30)
Release of restricted cash	356	—
Cash divested on sale of discontinued operations	(9,100)	—
Other	227	500

Net cash (used for) investing activities	(22,189)	(8,974)

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Six Months Ended June 30,
(in thousands)	2012	2011
Cash flows from financing activities:
Excess tax benefit from stock-based compensation	—	35
Cash paid for repurchase of common stock	(7,461)	(5,512)
Proceeds from grants	88	—
Shares repurchased for minimum tax withholding on equity awards	(1,412)	(1,190)
Cash paid for loan fees related to debt	(857)	—

Net cash (used for) financing activities	(9,642)	(6,667)

Effects of exchange rates on cash	489	3,619

Net increase (decrease) in cash and cash equivalents	(6,457)	22,026
Cash and cash equivalents — beginning	211,122	189,829

Cash and cash equivalents — ending	$204,665	$211,855

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$528	$521
Cash paid during period for income taxes	$22,304	$12,090
Non-cash transactions:
Property and equipment additions in accounts payable	$1,908	$2,055
Unrealized gain on postretirement obligation in accumulated other comprehensive income (loss)	$49	$24

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2012 and 2011

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2012. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”).

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

Subsequent Events — Subsequent events or transactions have been evaluated through the date and time of issuance of the condensed consolidated financial statements. On July 27, 2012, the Company entered into a definitive agreement to acquire 100% of the equity of Alpine Access, Inc. See Note 21, Subsequent Event, for further information. There were no other material subsequent events that required recognition or disclosure in the accompanying condensed consolidated financial statements.

Recognition of Revenue — The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605 “Revenue Recognition” (“ASC 605”). The Company primarily recognizes revenues from services as the services are performed, which is based on either a per minute, per call or per transaction basis, under a fully executed contractual agreement and record reductions to revenues for contractual penalties and holdbacks for failure to meet specified minimum service levels and other performance based contingencies. Revenue recognition is limited to the amount that is not contingent upon delivery of any future product or service or meeting other specified performance conditions. Product sales, accounted for within our fulfillment services, are recognized upon shipment to the customer and satisfaction of all obligations.

Revenues from fulfillment services account for 1.4% and 1.5% of total consolidated revenues for the six months ended June 30, 2012 and 2011, respectively, some of which contain multiple-deliverables. The service offerings for these fulfillment service contracts typically include pick-pack-and-ship, warehousing, process management, finished goods assembly and pass-through costs. In accordance with ASC 605-25 “Revenue Recognition — Multiple-Element Arrangements” (“ASC 605-25”) [as amended by Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”)], the Company determines if the services provided under these contracts with multiple-deliverables represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value, and where return rights exist, delivery or performance of the undelivered items is considered probable and substantially within our control. If those deliverables are determined to be separate units of accounting, revenues from these services are recognized as the services are performed under a fully executed contractual agreement. If those deliverables are not determined to be separate units of accounting, revenue for the delivered services are bundled into a single unit of accounting and recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate.

As a result of the adoption of ASU 2009-13, the Company allocates revenue to each of the deliverables based on a selling price hierarchy of vendor specific objective evidence (“VSOE”), third-party evidence, and then estimated selling price. VSOE is based on the price charged when the deliverable is sold separately. Third-party evidence is based on largely interchangeable competitor services in standalone sales to similarly situated customers. Estimated selling price is based on the Company’s best estimate of what the selling prices of deliverables would be if they were sold regularly on a standalone basis. Estimated selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies, service offerings, and customer classifications. Once the Company allocates revenue to each deliverable, the Company recognizes revenue when all revenue recognition criteria are met. As of June 30, 2012, the Company’s fulfillment contracts with multiple-deliverables met the separation criteria as outlined in ASC 605-25 and the revenue was accounted for accordingly. The Company had no other contracts that contain multiple-deliverables as of June 30, 2012.

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

The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360 “Property, Plant and Equipment.” For purposes of recognition and measurement of an impairment loss, assets are grouped at the lowest levels for which there are identifiable cash flows (the “reporting unit”). An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals, sales prices of comparable assets or independent third party offers. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. Except as discussed in Note 4, Fair Value, the Company determined that its property and equipment were not impaired as of June 30, 2012.

Goodwill — The Company accounts for goodwill and other intangible assets under ASC 350 “Intangibles — Goodwill and Other” (“ASC 350”). The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time. For goodwill and other intangible assets with indefinite lives not subject to amortization, the Company reviews goodwill and intangible assets at least annually in the third quarter, and more frequently in the presence of certain circumstances, for impairment by applying a fair value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values, as appropriate, and an analysis of our market capitalization. Under ASC 350, the carrying value of assets is calculated at the reporting unit. If the fair value of the reporting unit is less than its carrying value, goodwill is considered impaired and an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

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

Income Taxes — The Company accounts for income taxes under ASC 740 “Income Taxes” (“ASC 740”) which requires recognition of deferred tax assets and liabilities to reflect tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the accompanying condensed consolidated financial statements. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that the deferred tax assets will not be realized in accordance with the criteria of ASC 740. Valuation allowances are established against deferred tax assets due to an uncertainty of realization. Valuation allowances are reviewed each period on a tax jurisdiction by tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence, in accordance with criteria of ASC 740, to support a change in judgment about the ability to realize the related deferred tax assets. Uncertainties regarding expected future income in certain jurisdictions could affect the realization of deferred tax assets in those jurisdictions.

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

Stock-Based Compensation — The Company has three stock-based compensation plans: the 2011 Equity Incentive Plan (for employees and certain non-employees), the 2004 Non-Employee Director Fee Plan (for non-employee directors), both approved by the shareholders, and the Deferred Compensation Plan (for certain eligible employees). All of these plans are discussed more fully in Note 17, Stock-Based Compensation. Stock-based awards under these plans may consist of common stock, common stock units, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Company issues common stock and uses treasury stock to satisfy stock option exercises or vesting of stock awards.

In accordance with ASC 718 “Compensation — Stock Compensation” (“ASC 718”), the Company recognizes in its accompanying Condensed Consolidated Statements of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Compensation expense for equity-based awards is recognized over the requisite service period, usually the vesting period, while compensation expense for liability-based awards (those usually settled in cash rather than stock) is re-measured to fair value at each balance sheet date until the awards are settled.

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

Fair Value Measurements — ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820-10-20 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

ASC 825 “Financial Instruments” (“ASC 825”) permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company has not elected to use the fair value option permitted under ASC 825 for any of its financial assets and financial liabilities that are not already recorded at fair value.

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

Foreign Currency and Derivative Instruments — The Company accounts for financial derivative instruments under ASC 815 “Derivatives and Hedging” (“ASC 815”). The Company generally utilizes non-deliverable forward contracts and options expiring within one to 24 months to reduce its foreign currency exposure due to exchange rate fluctuations on forecasted cash flows denominated in non-functional foreign currencies and net investments in foreign operations. In using derivative financial instruments to hedge exposures to changes in exchange rates, the Company exposes itself to counterparty credit risk.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. Hedges of a net investment in a foreign operation are linked to the specific foreign operation. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, the Company discontinues hedge accounting prospectively. At June 30, 2012 and December 31, 2011, all hedges were determined to be highly effective.

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

New Accounting Standards Not Yet Adopted

In December 2011, the FASB issued ASU 2011-11 “Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The amendments in ASU 2011-11 will enhance disclosures by requiring improved information about financial and derivative instruments that are either 1) offset (netting assets and liabilities) in accordance with Section 210-20-45 or Section 815-10-45 of the FASB Accounting Standards Codification or 2) subject to an enforceable master netting arrangement or similar agreement. The amendments in ASU 2011-11 are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those years. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of ASU 2011-11 to materially impact its financial condition, results of operations and cash flows.

New Accounting Standards Recently Adopted

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU 2011-04 “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in ASU 2011-04 are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 as of January 1, 2012 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” (“ASU 2011-05”). The amendments in ASU 2011-05 require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in ASU 2011-05 are to be applied retrospectively and are effective during interim and annual periods beginning after December 15, 2011. As this standard impacts presentation only, the adoption of ASU 2011-05 as of January 1, 2012 did not impact the financial condition, results of operations and cash flows of the Company.

In September 2011, the FASB issued ASU 2011-08 “Intangibles — Goodwill and Other (Topic 350) Testing Goodwill for Impairment” (“ASU 2011-08”). The amendments in ASU 2011-08 provide entities with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in ASU 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 as of January 1, 2012 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). The amendments in ASU 2011-12 defer the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The amendments in ASU 2011-12 are effective at the same time as ASU 2011-05 so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-05 is deferring. The amendments in ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As ASU 2011-12 impacts presentation only, the adoption of ASU 2011-12 as of January 1, 2012 did not impact the financial condition, results of operations and cash flows of the Company.

Note 2. Discontinued Operations

In November 2011, the Finance Committee of the Board of Directors of the Company approved a plan to sell its Spanish operations, which are operated through its Spanish subsidiary, Sykes Enterprises, Incorporated S.L. (“Sykes Spain”). Sykes Spain operated customer contact management centers, with annual revenues of approximately $39.3 million in 2011, providing contact center services through a total of three customer contact management centers in Spain to clients in Spain. The decision to sell the Spanish operations was made in 2011 after management completed a strategic review of the Spanish market and determined the operations were no longer consistent with the Company’s strategic direction.

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

On March 30, 2012, the Company entered into a stock purchase agreement with a former member of Sykes Spain’s management, and pursuant thereto, on March 30, 2012, the Company completed the sale of all of the shares of capital stock of Sykes Spain to the purchaser for a nominal price. Pursuant to the stock purchase agreement, immediately prior to closing, the Company made a cash capital contribution of $8.6 million to Sykes Spain to cover a portion of Sykes Spain’s liabilities and to fund the $4.1 million of cash transferred and sold pursuant to the asset purchase agreement with Iberphone, S.A.U. discussed above. As this was a stock transaction, the Company anticipates no future obligation with regard to Sykes Spain and there are no material post closing obligations.

The Spanish operations met the held for sale criteria as of December 31, 2011; therefore, the Company reflected the assets and related liabilities of the Spanish operations as “Assets held for sale, discontinued operations” and “Liabilities held for sale, discontinued operations” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2011. The Company reflected the operating results related to the Spanish operations as discontinued operations in the accompanying Condensed Consolidated Statements of Operations for all periods presented. Cash flows from discontinued operations are included in the accompanying Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011. This business was historically reported by the Company as part of the EMEA segment.

The results of the Spanish operations included in discontinued operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$—	$9,642	$10,102	$20,348

(Loss) from discontinued operations before income taxes	$—	$(1,725)	$(820)	$(2,336)
Income taxes (1)	—	—	—	—

(Loss) from discontinued operations, net of taxes	$—	$(1,725)	$(820)	$(2,336)

(Loss) on sale of discontinued operations before income taxes	$—	$—	$(10,707)	$—
Income taxes (1)	—	—	—	—

(Loss) on sale of discontinued operations, net of taxes	$—	$—	$(10,707)	$—

(1)	There were no income taxes as any tax benefit from the losses would be offset by a valuation allowance.

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

Americas

During 2011, as part of an on-going effort to streamline excess capacity related to the integration of the ICT Group, Inc. (“ICT”) acquisition and align it with the needs of the market, the Company announced a plan to rationalize approximately 900 seats in the U.S., some of which are revenue generating, with plans to migrate the associated revenues to other locations within the U.S. Approximately 300 employees are expected to be affected and the Company expects to complete the actions associated with the Americas plan on or before October 31, 2012.

The major costs estimated to be incurred as a result of these actions are program transfer costs, facility-related costs (primarily consisting of those costs associated with the real estate leases), and impairments of long-lived assets (primarily leasehold improvements and equipment) estimated at $1.5 million ($1.0 million at December 31, 2011). This increase of $0.5 million included in “General and administrative” costs included in the accompanying Condensed Consolidated Statement of Operations during the three and six months ended June 30, 2012 is primarily due to additional lease obligation costs. The Company recorded $0.5 million of the costs associated with these actions as non-cash impairment charges, while approximately $1.0 million represents cash expenditures for program transfer and facility-related costs, including obligations under the leases, the last of which ends in January 2013. The Company has paid $0.1 million in cash through June 30, 2012 under the Fourth Quarter 2011 Exit Plan in the Americas.

The following table summarizes the accrued liability associated with the Americas’ Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges for the three months ended June 30, 2012 (none in the comparable period in 2011) (in thousands):

	Beginning Accrual at April 1, 2012	Charges (Reversals) for the Three Months Ended June 30, 2012 (1)	Cash Payments	Other Non- Cash Changes (2)	Ending Accrual at June 30, 2012	Short-term (3)	Long-term (4)
Lease obligations and facility exit costs	$—	$656	$(58)	$—	$598	$243	$355

(1)

During the three months ended June 30, 2012, the Company recorded additional lease obligation costs, which are included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

(2)	Effect of foreign currency translation.

(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet.

(4)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet.

The following table summarizes the accrued liability associated with the Americas’ Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges for the six months ended June 30, 2012 (none in the comparable period in 2011) (in thousands):

	Beginning Accrual at January 1, 2012	Charges (Reversals) for the Six Months Ended June 30, 2012 (1)	Cash Payments	Other Non- Cash Changes (2)	Ending Accrual at June 30, 2012
Lease obligations and facility exit costs	$—	$656	$(58)	$—	$598

(1)

During the six months ended June 30, 2012, the Company recorded additional lease obligation costs, which are included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

(2)	Effect of foreign currency translation.

EMEA

During 2011, to improve the Company’s overall profitability in the EMEA region, the Company committed to close a customer contact management center in South Africa and a customer contact management center in Ireland, as well as some capacity rationalization in the Netherlands, all components of the EMEA segment. Through these actions, the Company expects to improve its cost structure in the EMEA region by optimizing its capacity utilization. While the Company plans to migrate approximately $3.2 million of annualized call volumes of the Ireland facility to other facilities within EMEA, the Company does not anticipate the remaining call volume in Ireland or any of the annualized revenue from the Netherlands or South Africa facilities, which was $18.8 million for 2011, will be captured and migrated to other facilities within the region. The number of seats anticipated for rationalization across the EMEA region approximates 900 with an anticipated total of approximately 500 employees affected by the actions. The Company closed these facilities and expects to substantially complete the actions associated with the EMEA plan on or before September 30, 2012.

The major costs estimated to be incurred as a result of these actions are facility-related costs (primarily consisting of those costs associated with the real estate leases), impairments of long-lived assets (primarily leasehold improvements and equipment) and anticipated severance-related costs estimated at $7.6 million as of June 30, 2012 ($7.6 million as of December 31, 2011). The Company recorded $0.5 million of the costs associated with these actions as non-cash impairment charges, while approximately $7.1 million will be cash expenditures for severance-related costs and facility-related costs, primarily rent obligations to be paid through the remainder of the noncancelable term of the leases, the last of which ends in March 2013. The Company has paid $2.8 million in cash through June 30, 2012 under the Fourth Quarter 2011 Exit Plan in EMEA.

The following table summarizes the accrued liability associated with EMEA’s Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges for the three months ended June 30, 2012 (none in the comparable period in 2011) (in thousands):

	Beginning Accrual at April 1, 2012	Charges (Reversals) for the Three Months Ended June 30, 2012 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at June 30, 2012	Short-term (3)	Long-term (4)
Lease obligations and facility exit costs	$595	$—	$—	$(30)	$565	$565	$—
Severance and related costs	5,219	(6)	(1,645)	(248)	3,320	3,320	—
Legal-related costs	14	21	(28)	(2)	5	5	—

	$5,828	$15	$(1,673)	$(280)	$3,890	$3,890	$—

(1)

During the three months ended June 30, 2012, the Company recorded additional legal-related costs, which are included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations. Additionally, the Company reversed accruals related to the final settlement of severance and related costs, which reduced “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations for the South Africa site.

(2)	Effect of foreign currency translation.

(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet.

(4)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet.

The Company charged $0.7 million to “Direct salaries and related costs” for severance and related costs and $0.3 million to “General and administrative” costs for severance and related costs and legal-related costs in the accompanying Consolidated Statement of Operations for the six months ended June 30, 2012. The following table summarizes the accrued liability associated with EMEA’s Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges for the six months ended June 30, 2012 (none in the comparable period in 2011) (in thousands):

	Beginning Accrual at January 1, 2012	Charges (Reversals) for the Six Months Ended June 30, 2012 (1)	Cash Payments	Other Non- Cash Changes (2)	Ending Accrual at June 30, 2012
Lease obligations and facility exit costs	$577	$—	$—	$(12)	$565
Severance and related costs	4,470	942	(2,012)	(80)	3,320
Legal-related costs	13	71	(79)	—	5

	$5,060	$1,013	$(2,091)	$(92)	$3,890

(1)	During the six months ended June 30, 2012, the Company recorded additional severance and related costs and legal-related costs.

(2)	Effect of foreign currency translation.

(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheet.

(4)	Included in “Other long-term liabilities” in the accompanying Consolidated Balance Sheet.

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

The major costs incurred as a result of these actions were facility-related costs (primarily consisting of those costs associated with the real estate leases), impairments of long-lived assets (primarily leasehold improvements and equipment) and severance-related costs totaling $2.2 million as of June 30, 2012 ($2.2 million as of December 31, 2011). The Company recorded $0.2 million of the costs associated with the Fourth Quarter 2010 Exit Plan as non-cash impairment charges. Approximately $1.8 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ends in March 2014, and $0.2 million represents cash expenditures for severance-related costs. The Company has paid $1.2 million in cash through June 30, 2012 under the Fourth Quarter 2010 Exit Plan.

The following tables summarize the accrued liability associated with the Fourth Quarter 2010 Exit Plan’s exit or disposal activities and related charges during the three months ended June 30, 2012 and 2011 (in thousands):

	Beginning Accrual at April 1, 2012	Charges (Reversals) for the Three Months Ended June 30, 2012	Cash Payments	Other Non- Cash Changes (2)	Ending Accrual at June 30, 2012	Short-term (3)	Long-term (4)
Lease obligations and facility exit costs	$764	$—	$(68)	$(40)	$656	$397	$259

	Beginning Accrual at April 1, 2011	Charges (Reversals) for the Three Months Ended June 30, 2011 (1)	Cash Payments	Other Non- Cash Changes (2)	Ending Accrual at June 30, 2011	Short-term	Long-term
Lease obligations and facility exit costs	$1,452	$453	$(274)	$21	$1,652	$937	$715

(1)

During the three months ended June 30, 2011, the Company recorded additional lease termination costs , which are included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

(2)	Effect of foreign currency translation.

(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet.

(4)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet.

The following tables summarize the accrued liability associated with the Fourth Quarter 2010 Exit Plan’s exit or disposal activities and related charges during the six months ended June 30, 2012 and 2011 (in thousands):

	Beginning Accrual at January 1, 2012	Charges (Reversals) for the Six Months Ended June 30, 2012	Cash Payments	Other Non- Cash Changes (2)	Ending Accrual at June 30, 2012
Lease obligations and facility exit costs	$835	$—	$(163)	$(16)	$656

	Beginning Accrual at January 1, 2011	Charges (Reversals) for the Six Months Ended June 30, 2011 (1)	Cash Payments	Other Non- Cash Changes (2)	Ending Accrual at June 30, 2011
Lease obligations and facility exit costs	$1,711	$523	$(661)	$79	$1,652

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

The major costs incurred as a result of these actions were impairments of long-lived assets (primarily leasehold improvements) and facility-related costs (primarily consisting of those costs associated with the real estate leases) estimated at $10.5 million as of June 30, 2012 ($10.5 million as of December 31, 2011), all of which are in the Americas segment. The Company recorded $3.8 million of the costs associated with the Third Quarter 2010 Exit Plan as non-cash impairment charges, of which $0.7 million is included in “Impairment of long-lived assets” in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2011 (see Note 4, Fair Value, for further information). The remaining $6.7 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ends in February 2017. The Company has paid $3.9 million in cash through June 30, 2012 under the Third Quarter 2010 Exit Plan.

The following tables summarize the accrued liability associated with the Third Quarter 2010 Exit Plan’s exit or disposal activities and related charges for the three months ended June 30, 2012 and 2011 (in thousands):

	Beginning Accrual at April 1, 2012	Charges (Reversals) for the Three Months Ended June 30, 2012	Cash Payments	Other Non- Cash Changes (2)	Ending Accrual at June 30, 2012	Short-term (3)	Long-term (4)
Lease obligations and facility exit costs	$2,950	$—	$(195)	$—	$2,755	$497	$2,258

	Beginning Accrual at April 1, 2011	Charges (Reversals) for the Three Months Ended June 30, 2011 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at June 30, 2011	Short-term	Long-term
Lease obligations and facility exit costs	$5,619	$29	$(602)	$3	$5,049	$2,043	$3,006

(1)

During the three months ended June 30, 2011, the Company recorded additional lease termination costs, which are included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

(2)	Effect of foreign currency translation.

(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet.

(4)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet.

The following tables summarize the accrued liability associated with the Third Quarter 2010 Exit Plan’s exit or disposal activities and related charges for the six months ended June 30, 2012 and 2011 (in thousands):

	Beginning Accrual at January 1, 2012	Charges (Reversals) for the Six Months Ended June, 2012	Cash Payments	Other Non- Cash Changes (2)	Ending Accrual at June 30, 2012
Lease obligations and facility exit costs	$3,427	$—	$(672)	$—	$2,755

	Beginning Accrual at January 1, 2011	Charges (Reversals) for the Six Months Ended June 30, 2011 (1)	Cash Payments	Other Non- Cash Changes (2)	Ending Accrual at June 30, 2011
Lease obligations and facility exit costs ……….	$6,141	$249	$(1,344)	$3	$5,049

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

The following table summarizes the accrued liability associated with the ICT Restructuring Plan’s exit or disposal activities for the three months ended June 30, 2011 (none in 2012) (in thousands):

	Beginning Accrual at April 1, 2011	Charges (Reversals) for the Three Months Ended June 30, 2011	Cash Payments	Other Non- Cash Changes (1)	Ending Accrual at June 30, 2011	Short-term	Long-term
Lease obligations and facility exit costs	$817	$—	$(270)	$(40)	$507	$507	$—

(1)	Effect of foreign currency translation.

The following table summarizes the accrued liability associated with the ICT Restructuring Plan’s exit or disposal activities for the six months ended June 30, 2011 (none in 2012) (in thousands):

	Beginning Accrual at January 1, 2011	Charges (Reversals) for the Six Months Ended June 30, 2011 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at June 30, 2011
Lease obligations and facility exit costs	$1,462	$(262)	$(696)	$3	$507

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

Note 4. Fair Value

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following (in thousands):

	Fair Value Measurements at June 30, 2012 Using:
	Balance at June 30, 2012	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents” (1)	$38,399	$38,399	$—	$—
Money market funds and open-end mutual funds in “Deferred charges and other assets” (1)	11	11	—	—
Foreign currency forward contracts (2)	1,227	—	1,227	—
Foreign currency option contracts (2)	2,098	—	2,098	—
Equity investments held in a rabbi trust for the Deferred Compensation Plan (3)	3,374	3,374	—	—
Debt investments held in a rabbi trust for the Deferred Compensation Plan (3)	1,436	1,436	—	—
Guaranteed investment certificates (4)	80	—	80	—

	$46,625	$43,220	$3,405	$—

Liabilities:
Foreign currency forward contracts (5)	$328	$—	$328	$—
Foreign currency option contracts (5)	—	—	—	—

	$328	$—	$328	$—

(1)	In the accompanying Condensed Consolidated Balance Sheet.

(2)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 6.

(3)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 7.

(4)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(5)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet. See Note 6.

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

	June 30, 2012	December 31, 2011
Americas:
Assets recorded at fair value (1)	$40	$—

(1)	Included in “Property and equipment, net” in the Condensed Consolidated Balance Sheets.

The following table summarizes the total impairment losses related to nonrecurring fair value measurements of certain assets (no liabilities) subject to the requirements of ASC 820 (in thousands):

	Total Impairment (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Americas:
Property and equipment, net (1)	$—	$—	$(149)	$(726)

(1)	See Note 1 for additional information regarding the fair value measurement.

Impairment of Long-Lived Assets

During the six months ended June 30, 2012, as part of an on-going effort to streamline excess capacity related to the integration of the ICT acquisition and align it with the needs of the market, the Company closed one of the customer contact management centers in Costa Rica and recorded an impairment charge of $0.1 million within the Americas segment as these assets were unable to be redeployed. The amount of the impairment charge was measured as the amount by which the carrying value of the assets exceeded the estimated fair value, which was based on an independent third party offer less estimated selling costs.

During the six months ended June 30, 2011, in connection with the Third Quarter 2010 Exit Plan within the Americas segment, as discussed more fully in Note 3, Costs Associated with Exit or Disposal Activities, the Company recorded an impairment charge of $0.7 million, resulting from a change in assumptions related to the redeployment of property and equipment. The amount of the impairment charge was measured as the amount by which the carrying value of the assets exceeded the estimated fair value, which was based on an independent third party offer less estimated selling costs.

Note 5. Intangible Assets

The following table presents the Company’s purchased intangible assets as of June 30, 2012 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$58,072	$(17,704)	$40,368	8
Trade name	1,000	(806)	194	3
Non-compete agreements	560	(560)	—	1
Proprietary software	850	(765)	85	2

	$60,482	$(19,835)	$40,647	8

The following table presents the Company’s purchased intangible assets as of December 31, 2011 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$58,027	$(14,056)	$43,971	8
Trade name	1,000	(639)	361	3
Non-compete agreements	560	(560)	—	1
Proprietary software	850	(710)	140	2

	$60,437	$(15,965)	$44,472	8

The following table presents amortization expense, related to the purchased intangible assets resulting from acquisitions (other than goodwill), included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amortization expense	$2,009	$1,985	$3,870	$4,032

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to June 30, 2012, is as follows (in thousands):

Years Ending December 31,	Amount
2012 (remaining six months)	$3,819
2013	7,291
2014	7,228
2015	7,226
2016	7,226
2017	7,226
2018 and thereafter	631

Note 6. Financial Derivatives

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

The deferred gains and related taxes on the Company’s derivative instruments recorded in “Accumulated other comprehensive income (loss)” in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	June 30, 2012	December 31, 2011
Deferred gains (losses) in AOCI	$2,587	$(670)
Tax on deferred gains (losses) in AOCI	(317)	232

Deferred gains (losses) in AOCI, net of taxes	$2,270	$(438)

Deferred gains (losses) expected to be reclassified to “Revenues” from AOCI during the next twelve months	$2,587

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

The Company had the following outstanding foreign currency forward contracts and options (in thousands):

	As of June 30, 2012		As of December 31, 2011
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges: (1)
Options:
Philippine Pesos	$57,000	December 2012	$85,500	September 2012

Forwards:
Philippine Pesos	$2,000	July 2012	$12,000	March 2012
Costa Rican Colones	$21,000	December 2012	$30,000	September 2012

Non-designated hedges: (2)
Forwards	$39,426	September 2012	$27,192	March 2012

(1)	Cash flow hedge as defined under ASC 815. Purpose is to protect against the risk that eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.

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

As of June 30, 2012, the maximum amount of loss due to credit risk that, based on the gross fair value of the financial instruments, the Company would incur if parties to the financial instruments that make up the concentration failed to perform according to the terms of the contracts is $3.3 million.

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Derivative Assets
	June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward contracts	Other current assets	$1,118	Other current assets	$530
Foreign currency option contracts	Other current assets	2,098	Other current assets	174

		3,216		704
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	Other current assets	109	Other current assets	6

Total derivative assets		$3,325		$710

	Derivative Liabilities
	June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency option contracts	Other accrued expenses and current liabilities	$—	Other accrued expenses and current liabilities	$485

		—		485
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	Other accrued expenses and current liabilities	328	Other accrued expenses and current liabilities	267

Total derivative liabilities		$328		$752

The following tables present the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the three months ended June 30, 2012 and 2011 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Statement of Operations Location	Gain (Loss) Reclassified From Accumulated AOCI Into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	June 30,			June 30,		June 30,
	2012	2011		2012	2011	2012	2011
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward contracts	$154	$9	Revenues	$721	$161	$3	$—
Foreign currency option contracts	1,135	(677)	Revenues	(302)	359	—	—

	$1,289	$(668)		$419	$520	$3	$—

		Gain (Loss) Recognized
	Statement of	in Income on Derivatives
	Operations	June 30,
	Location	2012	2011
Derivatives not designated as hedging instruments under ASC 815:
	Other income
Foreign currency forward contracts	and (expense)	$(350)	$(1,443)

		$(350)	$(1,443)

The following tables present the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the six months ended June 30, 2012 and 2011 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Statement of Operations Location	Gain (Loss) Reclassified From Accumulated AOCI Into Income		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	June 30,			June 30,		June 30,
	2012	2011		2012	2011	2012	2011
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward contracts	$1,843	$387	Revenues	$1,267	$195	$17	$—
Foreign currency option contracts	2,120	(1,327)	Revenues	(608)	857	—	—

	$3,963	$(940)		$659	$1,052	$17	$—

		Gain (Loss) Recognized
	Statement of	in Income on Derivatives
	Operations	June 30,
	Location	2012	2011
Derivatives not designated as hedging instruments under ASC 815:
	Other income
Foreign currency forward contracts	and (expense)	$(197)	$(3,732)

		$(197)	$(3,732)

Note 7. Investments Held in Rabbi Trusts

The Company’s investments held in rabbi trusts, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	June 30, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$4,463	$4,810	$3,938	$4,182

The mutual funds held in the rabbi trusts were 70% equity-based and 30% debt-based as of June 30, 2012. Net investment income (losses), included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross realized gains from sale of trading securities	$—	$6	$81	$8
Gross realized (losses) from sale of trading securities	—	—	(1)	—
Dividend and interest income	12	13	20	18
Net unrealized holding gains (losses)	(194)	(4)	164	150

Net investment income (losses)	$(182)	$15	$264	$176

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

Sale of Land and Building Located in Minot, North Dakota

In June 2011, the Company sold the land and building located in Minot, North Dakota, which were held for sale, for cash of $3.9 million (net of selling costs of $0.2 million) resulting in a net gain on sale of $3.7 million. The carrying value of these assets of $0.8 million was offset by the related deferred grants of $0.6 million. The net gain on the sale of $3.7 million is included in “Net gain on disposal of property and equipment” in the accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2011.

Note 9. Deferred Revenue

The components of deferred revenue consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Future service	$25,375	$25,809
Estimated potential penalties and holdbacks	8,362	8,510

	$33,737	$34,319

Note 10. Deferred Grants

The components of deferred grants consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Property grants	$7,740	$8,210
Employment grants	1,122	1,123

Total deferred grants	8,862	9,333
Less: Property grants—short-term (1)	—	—
Less: Employment grants—short-term (1)	(753)	(770)

Total long-term deferred grants (2)	$8,109	$8,563

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Included in “Deferred grants” in the accompanying Condensed Consolidated Balance Sheets.

Amortization of the Company’s property grants included as a reduction to “General and administrative” costs and amortization of the Company’s employment grants included as a reduction to “Direct salaries and related costs” in the accompanying Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amortization of property grants	$235	$235	$470	$488
Amortization of employment grants	54	18	72	36

	$289	$253	$542	$524

Note 11. Borrowings

The Company had no outstanding borrowings as of June 30, 2012 and December 31, 2011.

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

In May 2012, the Company paid an underwriting fee of $0.9 million for the New Credit Agreement, which is deferred and amortized over the term of the loan. In addition, the Company pays a quarterly commitment fee on the New Credit Agreement. The related interest expense and amortization of deferred loan fees on the Company’s credit agreements of $0.2 million and $0.5 million are included in “Interest expense” in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012, respectively. During the comparable 2011 periods, the related interest expense and amortization of deferred loan fees on the Company’s previous $75 million revolving credit facility were $0.3 million and $0.6 million, respectively.

The New Credit Agreement is guaranteed by all of the Company’s existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all the direct foreign subsidiaries of the Company and those of the guarantors.

Note 12. Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220 “Comprehensive Income” (“ASC 220”). ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Unrealized (Loss) on Net Investment Hedge	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Gain (Loss) on Post Retirement Obligation	Total
Balance at January 1, 2011	$13,992	$(2,565)	$1,189	$2,146	$346	$15,108
Pre-tax amount	(7,613)	—	(184)	(1,482)	153	(9,126)
Tax benefit	—	—	34	759	—	793
Reclassification to net loss	(389)	—	(55)	(1,855)	(40)	(2,339)
Foreign currency translation	5	—	1	(6)	—	—

Balance at December 31, 2011	5,995	(2,565)	985	(438)	459	4,436
Pre-tax amount	2,211	—	—	3,980	75	6,266
Tax benefit	—	—	—	(560)	—	(560)
Reclassification to net income	(27)	—	(24)	(676)	(26)	(753)
Foreign currency translation	(9)	—	45	(36)	—	—

Balance at June 30, 2012	$8,170	$(2,565)	$1,006	$2,270	$508	$9,389

Except as discussed in Note 13, Income Taxes, earnings associated with the Company’s investments in its subsidiaries are considered to be indefinitely invested and no provision for income taxes on those earnings or translation adjustments have been provided.

Note 13. Income Taxes

The Company’s effective tax rate was 6.2% and 16.4% for the three months ended June 30, 2012 and 2011, respectively. The decrease in the effective tax rate is primarily due to lower pre-tax income for the three months ended June 30, 2012 from the comparable period in 2011. The difference between the Company’s effective tax rate of 6.2% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the recognition of tax benefits resulting from income earned in certain tax holiday jurisdictions, foreign tax rate differentials, changes in unrecognized tax positions and tax credits, offset by the tax impact of permanent differences, adjustments of valuation allowances and foreign withholding taxes.

The Company’s effective tax rate was 17.3% and 10.6% for the six months ended June 30, 2012 and 2011, respectively. The variance in the effective tax rate is primarily due to tax benefits recognized in the 2011 comparable period principally resulting from the favorable resolution of a tax audit. The difference between the Company’s effective tax rate of 17.3% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the recognition of tax benefits resulting from income earned in certain tax holiday jurisdictions, foreign tax rate differentials, changes in unrecognized tax positions and tax credits, offset by the tax impact of permanent differences, adjustments of valuation allowances and foreign withholding taxes.

The liability for unrecognized tax benefits is recorded as “Long-term income tax liabilities” in the accompanying Condensed Consolidated Balance Sheets. The Company has accrued $16.5 million at June 30, 2012, and $17.1 million at December 31, 2011, excluding penalties and interest. The $0.6 million decrease results primarily from the expiration of the statutes of limitations for a foreign subsidiary.

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

In addition, the U.S. Department of the Treasury released the “General Explanations of the Administration’s Fiscal Year 2013 Revenue Proposals” in February 2012. These proposals represent a significant shift in international tax policy, which may materially impact U.S. taxation of international earnings. The Company continues to monitor these proposals and is currently evaluating the potential impact on its financial condition, results of operations, and cash flows.

The Company is currently under audit in several tax jurisdictions. In April 2012, the Company received an assessment for the Canadian 2003-2006 audit for which the Company intends to file a Notice of Objection. As required by the Notice of Objection process, the Company paid a mandatory security deposit in the amount of $14.2 million to the Canadian Revenue Agency, which is included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2012 and “Cash paid during period for income taxes” in the accompanying Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2012. The Company paid an additional deposit to the Province of Ontario in the amount of $0.4 million in July 2012 related to this matter. This process will allow the Company to submit the case to the U.S. and Canada Competent Authority for ultimate resolution. Although the outcome of examinations by taxing authorities is always uncertain, the Company believes it is adequately reserved for these audits and that resolutions of them are not expected to have a material impact on its financial condition and results of operations. The significant tax jurisdictions currently under audit are as follows:

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

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic:
Weighted average common shares outstanding	43,094	46,241	43,205	46,359
Diluted:
Dilutive effect of stock options, stock appreciation rights, restricted stock, restricted stock units and shares held in a rabbi trust	9	52	51	104

Total weighted average diluted shares outstanding	43,103	46,293	43,256	46,463

Anti-dilutive shares excluded from the diluted earnings per share calculation .	309	119	319	142

On August 18, 2011, the Company’s Board authorized the Company to purchase up to 5.0 million shares of its outstanding common stock (the “2011 Share Repurchase Program”). A total of 3.0 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date. The Company’s Board previously authorized the Company on August 5, 2002 to purchase up to 3.0 million shares of its outstanding common stock, the last of which were repurchased during 2011.

The shares repurchased under the Company’s share repurchase programs were as follows (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Range of Prices Paid Per Share		Total Cost of Shares Repurchased
		Low	High
Three Months Ended:
June 30, 2012	85	$14.90	$15.00	$1,261
June 30, 2011	—	$—	$—	$—
Six Months Ended:
June 30, 2012	508	$13.85	$15.00	$7,461
June 30, 2011	300	$18.24	$18.53	$5,512

Note 15. Commitments and Contingency

Commitments

During the six months ended June 30, 2012, the Company entered into several leases in the ordinary course of business. The following is a schedule of future minimum rental payments required under operating leases that have noncancelable lease terms as of June 30, 2012 (in thousands):

Amount
2012 (remaining six months)	$807
2013	2,896
2014	2,770
2015	1,555
2016	806
2017	830
2018 and thereafter	4,214

Total minimum payments required	$13,878

During the six months ended June 30, 2012, the Company entered into several agreements with third-party vendors in the ordinary course of business, whereby the Company committed to purchase goods and services used in its normal operations. These agreements, which are not cancelable, generally range from one to five year periods and contain fixed or minimum annual commitments. Certain of these agreements allow for renegotiation of the minimum annual commitments based on certain conditions. The following is a schedule of future minimum purchases required under the agreements as of June 30, 2012 (in thousands):

Amount
2012 (remaining six months)	$1,361
2013	854
2014	114
2015	114
2016	114
2017	47
2018 and thereafter	—

Total minimum payments required	$2,604

Except as outlined above, there have not been any material changes to the outstanding contractual obligations from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Note 16. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The following table provides information about the net periodic benefit cost for the pension plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$93	$64	$186	$83
Interest cost	30	25	60	51
Recognized actuarial (gains)	(12)	(14)	(24)	(28)

Net periodic benefit cost	$111	$75	$222	$106

Employee Retirement Savings Plans

The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matches 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company’s contributions included in the accompanying Condensed Consolidated Statement of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
401(k) plan contributions	$324	$270	$732	$562

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

	June 30, 2012	December 31, 2011
Postretirement benefit obligation	$83	$114
Unrealized gains (losses) in AOCI (1)	$508	$459

(1)	Unrealized gains (losses) are due to changes in discount rates related to the postretirement obligation.

Note 17. Stock-Based Compensation

The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. The following table summarizes the stock-based compensation expense (primarily in the Americas), income tax benefits related to the stock-based compensation and excess tax benefits (deficiencies) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock-based compensation (expense) (1)	$(742)	$(863)	$(1,861)	$(2,613)
Income tax benefit (2)	215	336	651	1,019
Excess tax benefit (deficiency) from stock-based compensation (3)	—	3	(278)	35

(1)	Included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.

(2)	Included in “Income taxes” in the accompanying Condensed Consolidated Statements of Operations.

(3)	Included in “Additional paid-in capital” in the accompanying Condensed Consolidated Statements of Changes in Shareholder’s Equity.

There were no capitalized stock-based compensation costs as of June 30, 2012 and December 31, 2011.

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

Stock Options — Stock options are granted at fair market value on the date of the grant and generally vest over one to four years. All stock options granted under the 2001 Plan expire if not exercised by the tenth anniversary of their grant date (none granted under the 2011 Plan). The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions.

The following table summarizes stock option activity as of June 30, 2012 and for the six months then ended:

Stock Options	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2012	10	$5.89
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—

Outstanding at June 30, 2012	10	$5.89	1.1	$100

Vested or expected to vest at June 30, 2012	10	$5.89	1.1	$100

Exercisable at June 30, 2012	10	$5.89	1.1	$100

The following table summarizes information regarding stock options granted and exercised (in thousands):

Six Months Ended June 30,
	2012	2011
Number of stock options granted	—	—
Number of stock options exercised	—	—
Intrinsic value of stock options exercised	$—	$—
Cash received upon exercise of stock options	$—	$—

All stock options were fully vested as of December 31, 2006 and there is no unrecognized compensation cost as of June 30, 2012 related to the stock options (the effect of estimated forfeitures is not material).

Stock Appreciation Rights — Stock appreciation rights (“SARs”) represent the right to receive, without payment to the Company, a certain number of shares of common stock, as determined by the Committee, equal to the amount by which the fair market value of a share of common stock at the time of exercise exceeds the grant price. The SARs are granted at the fair market value of the Company’s common stock on the date of the grant and vest one-third on each of the first three anniversaries of the date of grant, provided the participant is employed by the Company on such date. The SARs have a term of 10 years from the date of grant. The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions.

The following table summarizes the assumptions used to estimate the fair value of SARs granted:

	Six Months Ended June 30,
	2012	2011
Expected volatility	47.1%	44.3%
Weighted-average volatility	47.1%	44.3%
Expected dividend rate	0.0%	0.0%
Expected term (in years)	4.7	4.6
Risk-free rate	0.8%	2.0%

The following table summarizes SARs activity as of June 30, 2012 and for the six months then ended:

Stock Appreciation Rights	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2012	657	$—
Granted	259	$—
Exercised	—	$—
Forfeited or expired	—	$—

Outstanding at June 30, 2012	916	$—	7.8	$220

Vested or expected to vest at June 30, 2012	916	$—	7.8	$220

Exercisable at June 30, 2012	470	$—	6.5	$36

The following table summarizes information regarding SARs granted and exercised (in thousands, except per SAR amounts):

	Six Months Ended June 30,
	2012	2011
Number of SARs granted	259	215
Weighted average grant-date fair value per SAR	$5.97	$7.10
Intrinsic value of SARs exercised	$—	$—
Fair value of SARs vested	$1,388	$1,198

The following table summarizes nonvested SARs activity as of June 30, 2012 and for the six months then ended:

Nonvested Stock Appreciation Rights	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2012	362	$7.90
Granted	259	$5.97
Vested	(175)	$7.98
Forfeited or expired	—	$—

Nonvested at June 30, 2012	446	$6.74

As of June 30, 2012, there was $2.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested SARs granted under the 2011 Plan and 2001 Plan. This cost is expected to be recognized over a weighted average period of 2.1 years.

Restricted Shares — The Company’s Board of Directors approves awards of performance and employment-based restricted shares (“restricted shares”) for eligible participants. In some instances, where the issuance of restricted shares has adverse tax consequences to the recipient, the Board will instead issue restricted stock units (“RSUs”). The restricted shares are shares of the Company’s common stock (or in the case of RSUs, represent an equivalent number of shares of the Company’s common stock) which are issued to the participant subject to (a) restrictions on transfer for a period of time and (b) forfeiture under certain conditions. The performance goals, including revenue growth and income from operations targets, provide a range of vesting possibilities from 0% to 100% and will be measured at the end of the performance period. If the performance conditions are met for the performance period, the shares will vest and all restrictions on the transfer of the restricted shares will lapse (or in the case of RSUs, an equivalent number of shares of the Company’s common stock will be issued to the recipient). The Company recognizes compensation cost, net of estimated forfeitures based on the fair value (which approximates the current market price) of the restricted shares (and RSUs) on the date of grant ratably over the requisite service period based on the probability of achieving the performance goals.

Changes in the probability of achieving the performance goals from period to period will result in corresponding changes in compensation expense. The employment-based restricted shares vest one-third on each of the first three anniversaries of the date of grant, provided the participant is employed by the Company on such date.

The following table summarizes nonvested restricted shares/RSUs activity as of June 30, 2012 and for the six months then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2012	793	$20.39
Granted	420	$15.21
Vested	(195)	$19.74
Forfeited or expired	(64)	$19.78

Nonvested at June 30, 2012	954	$18.27

The following table summarizes information regarding restricted shares/RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Six Months Ended June 30,
	2012	2011
Number of restricted shares/RSUs granted	420	339
Weighted average grant-date fair value per restricted share/RSU	$15.21	$18.67
Fair value of restricted shares/RSUs vested	$3,845	$4,392

As of June 30, 2012, based on the probability of achieving the performance goals, there was $17.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted shares/RSUs granted under the 2011 Plan and 2001 Plan. This cost is expected to be recognized over a weighted average period of 1.8 years.

2004 Non-Employee Director Fee Plan — The Company’s 2004 Non-Employee Director Fee Plan (the “2004 Fee Plan”), as amended on May 17, 2012, provides that all new non-employee directors joining the Board will receive an initial grant of shares of common stock on the date the new director is elected or appointed, the number of which will be determined by dividing $60,000 by the closing price of the Company’s common stock on the trading day immediately preceding the date a new director is elected or appointed, rounded to the nearest whole number of shares. The initial grant of shares vests in twelve equal quarterly installments, one-twelfth on the date of grant and an additional one-twelfth on each successive third monthly anniversary of the date of grant. The award lapses with respect to all unvested shares in the event the non-employee director ceases to be a director of the Company, and any unvested shares are forfeited.

The 2004 Fee Plan also provides that each non-employee director will receive, on the day after the annual shareholders meeting, an annual retainer for service as a non-employee director (the “Annual Retainer”). Prior to May 17, 2012, the Annual Retainer was $95,000, of which $50,000 was payable in cash, and the remainder was paid in stock. The annual grant of cash vests in four equal quarterly installments, one-fourth on the day following the annual meeting of shareholders, and an additional one-fourth on each successive third monthly anniversary of the date of grant. The annual grant of shares paid to non-employee directors vests in eight equal quarterly installments, one-eighth on the day following the annual meeting of shareholders, and an additional one-eighth on each successive third monthly anniversary of the date of grant. On May 17, 2012, upon the recommendation of the Compensation and Human Resource Development Committee, the Board adopted the Fifth Amended and Restated Non-Employee Director Fee Plan (the “Amendment”), which increased the common stock component of the Annual Retainer by $30,000, resulting in a total Annual Retainer of $125,000, of which $50,000 is payable in cash and the remainder paid in stock. In addition, the Amendment also changed the vesting period for the annual equity award, from a two-year vesting period, to a one-year vesting period (consisting of four equal quarterly installments, one-fourth on the date of grant and an additional one-fourth on each successive third monthly anniversary of the date of grant). The award lapses with respect to all unpaid cash and unvested shares in the event the non-employee director ceases to be a director of the company, and any unvested shares and unpaid cash are forfeited.

Prior to 2008, the grants were comprised of CSUs rather than shares of common stock. A CSU is a bookkeeping entry on the Company’s books that records the equivalent of one share of common stock.

The following table summarizes nonvested CSUs and share awards activity as of June 30, 2012 and for the six months then ended:

Nonvested Common Stock Units and Share Awards	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2012	16	$21.08
Granted	42	$16.15
Vested	(18)	$18.15
Forfeited or expired	(1)	$21.83

Nonvested at June 30, 2012	39	$17.18

The following table summarizes information regarding CSUs/share awards granted and vested (in thousands, except per CSU/share award amounts):

	Six Months Ended June 30,
	2012	2011
Number of CSUs/share awards granted	42	21
Weighted average grant-date fair value per CSU/share award	$16.15	$21.83
Fair value of CSUs/share awards vested	$332	$249

As of June 30, 2012, there was $0.6 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted since March 2008 under the Plan. This cost is expected to be recognized over a weighted average period of 0.6 years.

Deferred Compensation Plan — The Board adopted the Sykes Enterprises, Incorporated non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) on December 17, 1998, which was amended on May 23, 2006. The Deferred Compensation Plan, which was not shareholder-approved, provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president and senior vice presidents and $7,500 per year for vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (See Note 7, Investments Held in Rabbi Trusts.) As of June 30, 2012 and December 31, 2011, liabilities of $4.8 million and $4.2 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.

Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $1.3 million and $1.2 million at June 30, 2012 and December 31, 2011, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes nonvested common stock activity as of June 30, 2012 and for the six months then ended:

Nonvested Common Stock	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2012	8	$18.30
Granted	10	$15.84
Vested	(10)	$16.06
Forfeited or expired	(1)	$18.92

Nonvested at June 30, 2012	7	$17.56

The following table summarizes information regarding shares of common stock granted and vested (in thousands, except per common stock amounts):

	Six Months Ended June 30,
	2012	2011
Number of shares of common stock granted	10	8
Weighted average grant-date fair value per common stock	$15.84	$20.23
Fair value of common stock vested	$139	$162
Cash used to settle the obligation	$161	$—

As of June 30, 2012, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 2.9 years.

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

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Three Months Ended June 30, 2012:
Revenues (2)	$221,214	$43,588		$264,802
Percentage of revenues	83.5%	16.5%		100.0%

Depreciation and amortization (2)	$10,827	$998		$11,825

Income (loss) from continuing operations	$20,778	$(886)	$(11,187)	$8,705
Other (expense), net			(446)	(446)
Income taxes			(511)	(511)

Income from continuing operations, net of taxes				7,748
(Loss) from discontinued operations, net of taxes (3)	$—	$—		—

Net income				$7,748

Total assets as of June 30, 2012	$952,880	$1,076,304	$(1,262,258)	$766,926

Three Months Ended June 30, 2011:
Revenues (2)	$247,543	$52,730		$300,273
Percentage of revenues	82.4%	17.6%		100.0%

Depreciation and amortization (2)	$12,546	$1,138		$13,684

Income (loss) from continuing operations	$31,378	$(1,791)	$(12,852)	$16,735
Other (expense), net			(356)	(356)
Income taxes			(2,683)	(2,683)

Income from continuing operations, net of taxes				13,696
(Loss) from discontinued operations, net of taxes (3)	$—	$(1,725)		(1,725)

Net income				$11,971

Total assets as of June 30, 2011	$1,220,540	$1,196,894	$(1,588,449)	$828,985

	Americas	EMEA	Other (1)	Consolidated
Six Months Ended June 30, 2012:
Revenues (2)	$451,301	$91,599		$542,900
Percentage of revenues	83.1%	16.9%		100.0%

Depreciation and amortization (2)	$22,333	$2,025		$24,358

Income (loss) from continuing operations	$47,734	$(498)	$(23,841)	$23,395
Other (expense), net			(999)	(999)
Income taxes			(3,878)	(3,878)

Income from continuing operations, net of taxes				18,518
(Loss) from discontinued operations, net of taxes (3)	$(6,302)	$(5,225)		(11,527)

Net income				$6,991

Six Months Ended June 30, 2011:
Revenues (2)	$494,078	$105,645		$599,723
Percentage of revenues	82.4%	17.6%		100.0%

Depreciation and amortization (2)	$25,363	$2,228		$27,591

Income (loss) from continuing operations	$58,404	$(724)	$(25,032)	$32,648
Other (expense), net			(1,908)	(1,908)
Income taxes			(3,255)	(3,255)

Income from continuing operations, net of taxes				27,485
(Loss) from discontinued operations, net of taxes (3)	$—	$(2,336)		(2,336)

Net income				$25,149

(1)

Other items (including corporate costs, impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the tables above for the three and six months ended June 30, 2012 and 2011. The accounting policies of the reportable segments are the same as those described in Note 1 to the accompanying Condensed Consolidated Financial Statements. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

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

Note 19. Other (Expense)

Gains and losses resulting from foreign currency transactions are recorded in “Other (expense)” in the accompanying Condensed Consolidated Statements of Operations during the period in which they occur. Other (expense) consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Foreign currency transaction gains (losses)	$(940)	$982	$(1,578)	$1,454
Gains (losses) on foreign currency derivative instruments not designated as hedges	275	(1,443)	(197)	(3,732)
Other miscellaneous income (expense)	177	83	686	335

	$(488)	$(378)	$(1,089)	$(1,943)

Note 20. Related Party Transactions

In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the father of Charles E. Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20 year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.1 million and $0.2 million to the landlord during the three and six months ended June 30, 2012, respectively, and the same amounts during the three and six months ended June 30, 2011, respectively, under the terms of the lease.

Note 21. Subsequent Event

On July 27, 2012, the Company, one of its wholly-owned subsidiaries (“Merger Sub”), Alpine Access, Inc., a Delaware corporation (“Alpine”), and Shareholder Representative Services LLC, as the representative of the equity holders of Alpine, entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”).

Pursuant to the terms of the Merger Agreement and subject to the conditions set forth therein, Merger Sub will merge with and into Alpine with Alpine surviving as a wholly-owned subsidiary of the Company (the “Merger”).

In the Merger, each outstanding share of Alpine common stock and preferred stock (other than those shares of common stock or preferred stock held by Alpine and shares held by shareholders who perfect their dissenter’s rights under Delaware law) will be converted into the right to receive an amount in cash as set forth in the Merger Agreement. In addition, each outstanding Alpine stock option and warrant will be cancelled and converted into the right to receive an amount in cash based on the difference between the per share common consideration and the exercise price of the applicable stock option or warrant. The cash consideration payable in the Merger is $150 million, subject to increase based on the amount of Alpine’s cash and cash equivalents at the closing of the Merger, subject to decrease based on the amount of certain indebtedness at the closing of the Merger, and subject to certain post-closing adjustments relating to Alpine’s working capital at the closing of the Merger. Twelve million dollars of the purchase price will be placed in an escrow account as security for the indemnification obligations of Alpine’s stockholders under the Merger Agreement.

The Merger consideration is expected to be funded through a combination of cash on hand and a draw-down of the Company’s New Credit Agreement. The Company does not anticipate any significant cost synergies, as the elimination of certain duplicative functions (board fees, D&O insurance, etc.) and greater purchasing power are likely to be largely offset by public-company compliance costs.

The closing of the transaction, which is expected to occur sometime around the end of the third quarter of 2012, is subject to the satisfaction of customary closing conditions, including, among others, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, all as determined in accordance with the Merger Agreement.

The Merger Agreement contains customary representations and warranties, indemnification obligations and covenants.

The Merger and the Merger Agreement have been approved by the Board of Directors of the Company, the Board of Directors of Alpine and the requisite shareholders of Alpine.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

400 North Ashley Drive

Tampa, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of June 30, 2012, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, of changes in shareholders’ equity for the six-month periods ended June 30, 2012 and 2011 and December 31, 2011, and of cash flows for the six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

August 9, 2012

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

Overview

We provide an array of sophisticated customer contact management solutions to a wide range of clients including Fortune 1000 companies, medium-sized businesses, and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure, healthcare and other industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which include customer assistance, healthcare and roadside assistance, technical support and product sales to our clients’ customers. These services, which represented 98% of consolidated revenues during the three and six months ended June 30, 2012, are delivered through multiple communication channels encompassing phone, e-mail, Internet, text messaging and chat. We also provide various enterprise support services in the United States (“U.S.”) that include services for our client’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including multilingual sales order processing via the Internet and phone, payment processing, inventory control, product delivery, and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers throughout the United States, Canada, Europe, Latin America, Asia, India and Africa.

Discontinued Operations

In November 2011, as authorized by the Finance Committee of our Board of Directors, we decided to pursue a buyer for our operations located in Spain (the “Spanish operations”) as these operations were no longer consistent with the our strategic direction. We sold our Spanish operations, pursuant to an asset purchase agreement dated March 29, 2012 and a stock purchase agreement dated March 30, 2012. We have reflected the operating results related to the operations in Spain as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. The assets and related liabilities of Spain are presented as held for sale in the accompanying Consolidated Balance Sheet as of December 31, 2011. This business was historically reported as part of the EMEA segment.

See “Results of Operations — Discontinued Operations” later in this Item 2 for more information. Unless otherwise noted, discussions below pertain only to our continuing operations.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$264,802	$300,273	$542,900	$599,723
Percentage of revenues	100.0%	100.0%	100.0%	100.0%
Direct salaries and related costs	$174,630	$198,779	$353,130	$392,870
Percentage of revenues	65.9%	66.2%	65.0%	65.5%
General and administrative	$81,533	$88,370	$166,342	$176,903
Percentage of revenues	30.8%	29.4%	30.6%	29.5%
Net (gain) on disposal of property and equipment	$(66)	$(3,611)	$(116)	$(3,424)
Percentage of revenues	0.0%	(1.2)%	0.0%	(0.6)%
Impairment of long-lived assets	$—	$—	$149	$726
Percentage of revenues	0.0%	0.0%	0.0%	0.1%
Income from continuing operations	$8,705	$16,735	$23,395	$32,648
Percentage of revenues	3.3%	5.6%	4.4%	5.5%

The following table summarizes our revenues for the periods indicated, by reporting segment (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Americas	$221,214	83.5%	$247,543	82.4%	$451,301	83.1%	$494,078	82.4%
EMEA	43,588	16.5%	52,730	17.6%	91,599	16.9%	105,645	17.6%

Consolidated	$264,802	100.0%	$300,273	100.0%	$542,900	100.0%	$599,723	100.0%

The following table summarizes certain amounts and percentages of revenues for the periods indicated, by reporting segment (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Direct salaries and related costs:
Americas	$142,443	64.4%	$159,228	64.3%	$286,044	63.4%	$315,504	63.9%
EMEA	32,187	73.8%	39,551	75.0%	67,086	73.2%	77,366	73.2%

Consolidated	$174,630	65.9%	$198,779	66.2%	$353,130	65.0%	$392,870	65.5%

General and administrative:
Americas	$58,043	26.2%	$60,548	24.5%	$117,478	26.0%	$122,874	24.9%
EMEA	12,303	28.2%	14,970	28.4%	25,023	27.3%	28,997	27.4%
Corporate	11,187	—	12,852	—	23,841	—	25,032	—

Consolidated	$81,533	30.8%	$88,370	29.4%	$166,342	30.6%	$176,903	29.5%

Net (gain) loss on disposal of property and equipment:
Americas	$(50)	0.0%	$(3,611)	(1.5)%	$(104)	0.0%	$(3,430)	(0.7)%
EMEA	(16)	0.0%	—	0.0%	(12)	0.0%	6	0.0%

Consolidated	$(66)	0.0%	$(3,611)	(1.2)%	$(116)	0.0%	$(3,424)	(0.6)%

Impairment of long-lived assets:
Americas	$—	0.0%	$—	0.0%	$149	0.0%	$726	0.1%
EMEA	—	0.0%	—	0.0%	—	0.0%	—	0.0%

Consolidated	$—	0.0%	$—	0.0%	$149	0.0%	$726	0.1%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues

For the three months ended June 30, 2012, we recognized consolidated revenues of $264.8 million, a decrease of $35.5 million or 11.8%, from $300.3 million of consolidated revenues for the comparable period in 2011.

On a geographic segment basis, revenues from the Americas region, including the United States, Canada, Latin America, Australia and the Asia Pacific Rim, represented 83.5%, or $221.2 million, for the three months ended June 30, 2012 compared to 82.4%, or $247.5 million, for the comparable period in 2011. Revenues from the EMEA region, including Europe, the Middle East and Africa represented 16.5%, or $43.6 million, for the three months ended June 30, 2012 compared to 17.6%, or $52.8 million, for the comparable period in 2011.

Americas’ revenues decreased $26.3 million, including the negative foreign currency impact of $2.8 million, for the three months ended June 30, 2012 from the comparable period in 2011. The remaining decrease of $23.5 million was primarily due to end-of-life client programs of $26.1 million and lower volumes from existing contracts of $9.3 million, partially offset by new contract sales of $11.9 million. Revenues from our offshore operations represented 50.0% of Americas’ revenues, compared to 47.0% for the comparable period in 2011. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our continual focus to re-price or replace certain sub-profitable target client programs.

EMEA’s revenues decreased $9.2 million, including the negative foreign currency impact of $4.7 million, for the three months ended June 30, 2012 from the comparable period in 2011. The remaining decrease of $4.5 million was primarily due to end-of-life client programs of $9.7 million, partially offset by new contract sales of $4.1 million and higher volumes from existing contracts of $1.1 million.

On a consolidated basis, we had 41,500 seats as of June 30, 2012, a decrease of 700 seats from the comparable period in 2011. The capacity utilization rate on a combined basis was 70% compared to 73% from the comparable period in 2011. This decline was primarily due to end-of-life client programs and the timing of seat rationalizations associated with the strategic actions in connection with the Fourth Quarter 2011 Exit Plan, coupled with demand seasonality.

On a geographic segment basis, 35,800 seats were located in the Americas and 5,700 seats were located in EMEA, a decrease of 500 seats and 200 seats, respectively, from the comparable period in 2011. The consolidated offshore seat count as of June 30, 2012 was 23,600, or 57%, of our total seats, an increase of 1,000, or 4%, from the comparable period in 2011. Capacity utilization rates as of June 30, 2012 were 69% for the Americas and 70% for EMEA, compared to 73% and 69%, respectively, as of June 30, 2011.

We expect to increase our seat count by 3,700 seats on a gross basis in 2012, with the remaining 500 seats expected in the second half of 2012. For the year ended December 31, 2012, the total seat count on a net basis is expected to decline by approximately 2,000 seats from 2011, primarily due to the strategic actions outlined in the Fourth Quarter 2011 Exit Plan (see Note 3, Costs Associated with Exit or Disposal Activities, of “Notes to Condensed Consolidated Financial Statements”).

Direct Salaries and Related Costs

Direct salaries and related costs decreased $24.2 million, or 12.2%, to $174.6 million for the three months ended June 30, 2012 from $198.8 million in the comparable period in 2011.

On a reporting segment basis, direct salaries and related costs from the Americas segment decreased $16.8 million, including the positive foreign currency impact of $1.9 million, for the three months ended June 30, 2012 from the comparable period in 2011. Direct salaries and related costs from the EMEA segment decreased $7.4 million, including the positive foreign currency impact of $3.4 million, for the three months ended June 30, 2012 from the comparable period in 2011.

In the Americas segment, as a percentage of revenues, direct salaries and related costs increased to 64.4% for the three months ended June 30, 2012 from 64.3% in the comparable period in 2011. This increase of 0.1%, as a percentage of revenues, was primarily attributable to higher billable supply costs of 0.2%, higher automobile tow claim costs of 0.1% and higher other costs of 0.3%, partially offset by lower compensation costs of 0.5% due to improved utilization of our workforce.

In the EMEA segment, as a percentage of revenues, direct salaries and related costs decreased to 73.8% for the three months ended June 30, 2012 from 75.0% in the comparable period of 2011. This decrease of 1.2%, as a percentage of revenues, was primarily attributable to lower compensation costs of 0.6% due to a workforce reduction in connection with the Fourth Quarter 2011 Exit Plan, lower severance costs of 0.5% and lower other costs of 0.1%.

General and Administrative

General and administrative expenses decreased $6.9 million, or 7.8%, to $81.5 million for the three months ended June 30, 2012 from $88.4 million in the comparable period in 2011.

On a reporting segment basis, general and administrative expenses from the Americas segment decreased $2.5 million, including the positive foreign currency impact of $0.6 million, for the three months ended June 30, 2012 from the comparable period in 2011. General and administrative expenses from the EMEA segment decreased $2.7 million, including the positive foreign currency impact of $1.3 million, for the three months ended June 30, 2012 from the comparable period in 2011. Corporate general and administrative expenses decreased $1.7 million for the three months ended June 30, 2012 from the comparable period in 2011. This decrease of $1.7 million was primarily attributable to lower charitable contributions of $1.3 million and lower merger and acquisition costs of $0.9 million, partially offset by higher legal and professional fees of $0.5 million.

In the Americas segment, as a percentage of revenues, general and administrative expenses increased to 26.2% for the three months ended June 30, 2012 from 24.5% in the comparable period in 2011. This increase of 1.7%, as a percentage of revenues, was primarily attributable to higher facility-related costs of 0.9% due to the closure of certain sites in connection with the Fourth Quarter 2011 Exit Plan, higher compensation costs of 0.6% primarily related to lower demand without a commensurate reduction in labor costs and higher other taxes of 0.5%, partially offset by lower other costs of 0.3%.

In the EMEA segment, as a percentage of revenues, general and administrative expenses decreased to 28.2% for the three months ended June 30, 2012 from 28.4% in the comparable period in 2011. This decrease of 0.2%, as a percentage of revenues, was primarily attributable to lower merger and acquisition costs of 0.9% and lower legal and professional fees of 0.2%, partially offset by higher facility-related costs of 0.5% due primarily to lower demand without a commensurate reduction in these costs, higher severance-related costs of 0.3% and higher other costs of 0.1%.

Net (Gain) on Disposal of Property and Equipment

Net (gain) on disposal of property and equipment was $(0.1) million for the three months ended June 30, 2012, compared to $(3.6) million for the comparable 2011 period. The gain in the 2011 period related to the sale of land and a building located in Minot, North Dakota in 2011.

Interest Income

Interest income was $0.4 million for the three months ended June 30, 2012, compared to $0.3 million in the same period in 2011, reflecting higher average invested balances of interest bearing investments in cash and cash equivalents.

Interest (Expense)

Interest expense of $0.3 million remained unchanged for the three months ended June 30, 2012, compared to the same period in 2011.

Other (Expense)

Other (expense), net, was $0.5 million for the three months ended June 30, 2012, compared to $0.4 million in the same period in 2011. The net increase in other (expense), net, of $0.1 million was primarily attributable to an increase of $1.9 million in realized and unrealized foreign currency transaction losses, net of gains, partially offset by a decrease of $1.7 million in forward currency contract losses (which were not designated as hedging instruments) and an increase of $0.1 million in other miscellaneous income, net. Other (expense), net, excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in “Accumulated other comprehensive income” in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Income Taxes

Income tax expense of $0.5 million for the three months ended June 30, 2012 was based upon pre-tax book income of $8.3 million. Income tax expense of $2.7 million for the three months ended June 30, 2011 was based upon pre-tax book income of $16.4 million. The effective tax rate for the three months ended June 30, 2012 was 6.2% compared to an effective tax rate of 16.4% for the same period in 2011. The decrease in the effective tax rate is primarily due to lower pre-tax income for the three months ended June 30, 2012 from the comparable period in 2011.

(Loss) from Discontinued Operations

We sold our Spanish operations in March 2012 and accounted for this transaction in accordance with Accounting Standards Codification (“ASC”) 205-20 “Discontinued Operation”. Accordingly, we reclassified the results of operations for the three months ended June 30, 2011 to discontinued operations. The loss from discontinued operations, net of taxes, totaled $1.7 million for the three months ended June 30, 2011. There was no tax impact on the loss from discontinued operations.

Net Income

As a result of the foregoing, we reported income from continuing operations for the three months ended June 30, 2012 of $8.7 million, a decrease of $8.0 million from the comparable period in 2011. This decrease was principally attributable to a $35.5 million decrease in revenues and a $3.6 million decrease in net gain on disposal of property and equipment, partially offset by a $24.2 million decrease in direct salaries and related costs and a $6.9 million decrease in general and administrative expenses. In addition to the $8.0 million decrease in income from continuing operations, we experienced a $0.1 million increase in other (expense), net, partially offset by a $2.2 million decrease in income taxes and a decrease of $1.7 million in loss from discontinued operations, resulting in net income of $7.8 million for the three months ended June 30, 2012, a decrease of $4.2 million compared to the same period in 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues

For the six months ended June 30, 2012, we recognized consolidated revenues of $542.9 million, a decrease of $56.8 million, or 9.5%, from $599.7 million of consolidated revenues for the comparable period in 2011.

On a geographic segment basis, revenues from the Americas region, including the United States, Canada, Latin America, Australia and the Asia Pacific Rim, represented 83.1%, or $451.3 million, for the six months ended June 30, 2012 compared to 82.4%, or $494.1 million, for the comparable period in 2011. Revenues from the EMEA region, including Europe, the Middle East and Africa represented 16.9%, or $91.6 million, for the six months ended June 30, 2012 compared to 17.6%, or $105.6 million, for the comparable period in 2011.

Americas’ revenues decreased $42.8 million, including the negative foreign currency impact of $3.6 million, for the six months ended June 30, 2012 from the comparable period in 2011. The remaining decrease of $39.2 million was primarily due to end-of-life client programs of $50.8 million and lower volumes from existing contracts of $8.3 million, partially offset by new contract sales of $19.9 million. Revenues from our offshore operations represented 49.4% of Americas’ revenues, compared to 46.7% for the comparable period in 2011. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our continual focus to re-price or replace certain sub-profitable target client programs.

EMEA’s revenues decreased $14.0 million, including the negative foreign currency impact of $6.8 million, for the six months ended June 30, 2012 from the comparable period in 2011. The remaining decrease of $7.2 million was primarily due to end-of-life client programs of $20.4 million, partially offset by new contract sales of $6.8 million and higher volumes from existing contracts of $6.4 million.

Direct Salaries and Related Costs

Direct salaries and related costs decreased $39.8 million, or 10.1%, to $353.1 million for the six months ended June 30, 2012 from $392.9 million in the comparable period in 2011.

On a reporting segment basis, direct salaries and related costs from the Americas segment decreased $29.5 million, including the positive foreign currency impact of $2.1 million, for the six months ended June 30, 2012 from the comparable period in 2011. Direct salaries and related costs from the EMEA segment decreased $10.3 million, including the positive foreign currency impact of $4.9 million, for the six months ended June 30, 2012 from the comparable period in 2011.

In the Americas segment, as a percentage of revenues, direct salaries and related costs decreased to 63.4% for the six months ended June 30, 2012 from 63.9% in the comparable period in 2011. This decrease of 0.5%, as a percentage of revenues, was primarily attributable to lower compensation costs of 0.6% due to improved utilization of our workforce and lower communication costs of 0.2%, partially offset by higher other costs of 0.3%.

In the EMEA segment, as a percentage of revenues, direct salaries and related costs remained unchanged at 73.2% for the six months ended June 30, 2012 from the comparable period in 2011. Higher fulfillment material costs of 0.4% and higher billable supply costs of 0.1% were offset by lower other costs of 0.5%.

General and Administrative

General and administrative expenses decreased $10.5 million, or 6.0%, to $166.4 million for the six months ended June 30, 2012 from $176.9 million in the comparable period in 2011.

On a reporting segment basis, general and administrative expenses from the Americas segment decreased $5.4 million, including the positive foreign currency impact of $0.6 million, for the six months ended June 30, 2012 from the comparable period in 2011. General and administrative expenses from the EMEA segment decreased $4.0 million, including the positive foreign currency impact of $1.8 million, for the six months ended June 30, 2012 from the comparable period in 2011. Corporate general and administrative expenses decreased $1.1 million for the six months ended June 30, 2012 from the comparable period in 2011. This decrease of $1.1 million was primarily attributable to lower charitable contributions of $1.3 million and lower merger and acquisition costs of $0.9 million, partially offset by higher legal and professional fees of $0.9 million and higher other costs of $0.2 million.

In the Americas segment, as a percentage of revenues, general and administrative expenses increased to 26.0% for the six months ended June 30, 2012 from 24.9% in the comparable period in 2011. This increase of 1.1%, as a percentage of revenues, was primarily attributable to higher facility-related costs of 0.5% due to the closure of certain sites in connection with the Fourth Quarter 2011 Exit Plan, higher compensation costs of 0.4% primarily related to lower demand without a commensurate reduction in labor costs and higher other taxes of 0.3%, partially offset by lower other costs of 0.1%.

In the EMEA segment, as a percentage of revenues, general and administrative expenses decreased to 27.3% for the six months ended June 30, 2012 from 27.4% in the comparable period in 2011. This decrease of 0.1%, as a percentage of revenues, was primarily attributable to lower merger and acquisition costs of 0.5%, lower depreciation and amortization of 0.3%, lower equipment and maintenance costs of 0.3% and lower other costs of 0.1%, partially offset by higher facility-related costs of 0.6% due primarily to lower demand without a commensurate reduction in these costs and higher severance-related costs of 0.5%.

Net (Gain) on Disposal of Property and Equipment

Net (gain) on disposal of property and equipment was $(0.1) million for the six months ended June 30, 2012, compared to $(3.4) million for the comparable 2011 period. The gain in the 2011 period primarily related to the sale of land and a building located in Minot, North Dakota in 2011.

Impairment of Long-Lived Assets

Impairment of long-lived assets was $0.1 million and $0.7 million for the six months ended June 30, 2012 and 2011, respectively, in the Americas segment. The impairment losses represented the amount by which the carrying value of the assets exceeded the estimated fair value of those assets which cannot be redeployed to other locations. See Note 4, Fair Value, of the “Notes to Condensed Consolidated Financial Statements” for further information.

Interest Income

Interest income was $0.7 million for the six months ended June 30, 2012, compared to $0.6 million in the same period in 2011, reflecting higher average invested balances of interest bearing investments in cash and cash equivalents.

Interest (Expense)

Interest expense of $0.6 million remained unchanged for the six months ended June 30, 2012, compared to the same period in 2011.

Other (Expense)

Other (expense), net, was $1.1 million for the six months ended June 30, 2012, compared to $1.9 million in the same period in 2011. The net decrease in other (expense), net, of $0.8 million was primarily attributable to a decrease of $3.5 million in forward currency contract losses (which were not designated as hedging instruments) and an increase of $0.3 million in other miscellaneous income, net, partially offset by an increase of $3.0 million in realized and unrealized foreign currency transaction losses, net of gains. Other (expense), net, excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in “Accumulated other comprehensive income” in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Income Taxes

Income tax expense of $3.9 million for the six months ended June 30, 2012 was based upon pre-tax book income of $22.4 million. Income tax expense of $3.3 million for the six months ended June 30, 2011 reflects the recognition of a net $3.2 million tax benefit primarily related to a favorable resolution of a tax audit, and was based upon pre-tax book income of $30.7 million. The effective tax rate for the six months ended June 30, 2012 was 17.3% compared to an effective tax rate of 10.6% for the same period in 2011.

(Loss) from Discontinued Operations

We sold our Spanish operations in March 2012 and, accordingly, we reclassified the results of operations for the six months ended June 30, 2011 to discontinued operations. The loss from discontinued operations, net of taxes, totaled $0.8 million and $2.3 million for the six months ended June 30, 2012 and 2011, respectively. The loss on sale of discontinued operations, net of taxes, totaled $10.7 million for the six months ended June 30, 2012. There was no tax impact on either the loss from discontinued operations or the loss on sale of discontinued operations.

Net Income

As a result of the foregoing, we reported income from continuing operations for the six months ended June 30, 2012 of $23.4 million, a decrease of $9.2 million from the comparable period in 2011. This decrease was principally attributable to a $56.8 million decrease in revenues and a $3.3 million decrease in net gain on disposal of property and equipment, partially offset by a $39.8 million decrease in direct salaries and related costs, a $10.5 million decrease in general and administrative expenses and a $0.6 million decrease in the impairment of long-lived assets. In addition to the $9.2 million decrease in income from continuing operations, we experienced a $0.6 million increase in income taxes and a $10.7 million loss on the sale of discontinued operations, partially offset by a $1.5 million decrease in loss from discontinued operations, a $0.8 million decrease in other (expense), net, and a $0.1 million increase in interest income, resulting in net income of $7.0 million for the six months ended June 30, 2012, a decrease of $18.1 million compared to the same period in 2011.

Client Concentration

Our top ten clients accounted for approximately 49.1% and 48.9% of our consolidated revenues in the three and six months ended June 30, 2012, respectively, up from approximately 44.0% and 44.1% of our consolidated revenues in the three and six months ended June 30, 2011.

Total consolidated revenues included $30.8 million, or 11.6%, and $61.1 million, or 11.3%, of consolidated revenues, for the three and six months ended June 30, 2012, respectively, from AT&T Corporation, a major provider of communication services for which we provide various customer support services over several distinct lines of AT&T business. This included $30.1 million and $59.6 million in revenue from the Americas for the three and six months ended June 30, 2012, respectively, and $0.7 million and $1.5 million in revenue from EMEA for the three and six months ended June 30, 2012, respectively. Our next largest client, which is in the financial services vertical market, accounted for $17.7 million, or 6.7%, and $33.2 million, or 6.1%, of consolidated revenues, for the three and six months ended June 30, 2012, respectively.

The total consolidated revenues for the comparable periods as it relates to our largest client were $32.6 million, or 10.8%, and $67.1 million, or 11.2%, of consolidated revenues, for the three and six months ended June 30, 2011, respectively. This included $31.8 million and $65.4 million in revenue from the Americas for the three and six months ended June 30, 2011, respectively, and $0.8 million and $1.7 million in revenue from EMEA for the three and six months ended June 30, 2011, respectively. Our next largest client, which is in the financial services vertical market, accounted for $13.2 million, or 4.4%, and $23.1 million, or 3.9%, of consolidated revenues, for the three and six months ended June 30, 2011, respectively.

We have multiple distinct contracts with AT&T spread across multiple lines of businesses, which expire between 2012 and 2014. We have historically renewed most of these contracts. However, there is no assurance that these contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts. Each line of business is governed by separate business terms, conditions and metrics. Each line of business also has a separate decision maker such that a loss of one line of business would not necessarily impact our relationship with the client and decision makers on other lines of business. The loss of (or the failure to retain a significant amount of business with) any of our key clients, including AT&T, could have a material adverse effect on our performance. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of our services under our contracts without penalty.

Business Outlook

For the twelve months ended December 31, 2012, we anticipate the following financial results:

•	Revenues in the range of $1,070.0 million to $1,085.0 million;

•	Effective tax rate of approximately 21%;

•	Fully diluted share count of approximately 43.1 million;

•	Diluted earnings per share of approximately $0.86 to $0.96; and

•	Capital expenditures in the range of $33.0 million to $35.0 million

Not included in this guidance is the impact of any future strategic acquisitions or share repurchase activities.

Liquidity and Capital Resources

Our primary sources of liquidity are generally cash flows generated by operating activities and from available borrowings under our revolving credit facility. We utilize these capital resources to make capital expenditures associated primarily with our customer contact management services, invest in technology applications and tools to further develop our service offerings and for working capital and other general corporate purposes, including repurchase of our common stock in the open market and to fund acquisitions. In future periods, we intend similar uses of these funds.

On August 18, 2011, our Board authorized us to purchase up to 5.0 million shares of our outstanding common stock (the “2011 Share Repurchase Program”). During the six months ended June 30, 2012, we repurchased 0.5 million common shares under the 2011 Share Repurchase Program at prices ranging from $13.85 to $15.00 per share for a total cost of $7.5 million. As of June 30, 2012, a total of 3.0 million shares have been repurchased under the 2011 Share Repurchase Program. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date. We will make additional discretionary stock repurchases under this program in 2012.

During the six months ended June 30, 2012, cash increased $24.9 million from operating activities, $0.4 million due to a release of restricted cash, $0.2 million from the sale of property and equipment and $0.2 million of other. Further, we divested cash of $9.1 million in conjunction with the sale of discontinued operations in Spain and used $13.8 million for capital expenditures, $7.5 million on the repurchase of our stock, $1.4 million to repurchase stock for minimum tax withholding on equity awards and $0.9 million of cash paid for loan fees resulting in a $6.5 million decrease in available cash (including the favorable effects of foreign currency exchange rates on cash of $0.5 million).

Net cash flows provided by operating activities for the six months ended June 30, 2012 were $24.9 million, compared to $34.0 million for the comparable 2011 period. The $9.1 million decrease in net cash flows from operating activities was due to an $18.1 million decrease in net income and a net decrease of $4.1 million in cash flows from assets and liabilities, partially offset by a $13.1 million increase in non-cash reconciling items such as depreciation and amortization, loss on the sale of discontinued operations, stock-based compensation expense and bad debt expense. The $4.1 million decrease in cash flows from assets and liabilities was principally a result of a $12.5 million increase in other assets, a $1.5 million decrease in deferred revenue and a $0.9 million decrease in taxes payable, partially offset by a $10.2 million decrease in accounts receivable and a $0.6 million increase in other liabilities. The decrease in cash flows from assets and liabilities primarily relates to the payment of a mandatory security deposit in the amount of $14.2 million with the Canadian Revenue Agency, included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2012. This decrease was partially offset by the timing of receivables’ billings and subsequent payments of those billings, coupled with a reduction in revenues in the six months ended June 30, 2012 over the comparable period in 2011.

During March 2012, we committed to a plan and sold our operations in Spain (the “Spanish operations”). Cash flows from discontinued operations were as follows (in millions):

	Six Months Ended June 30,
	2012	2011
Cash (used for) provided by operating activities of discontinued operations	$(3,415)	$902
Cash (used for) investing activities of discontinued operations	(6,667)	(98)
Cash provided by financing activities of discontinued operations	9,426	—

Cash (used for) operating activities of discontinued operations primarily represents cash used by the Spanish operations during the six months ended June 30, 2012. Cash (used for) investing activities of discontinued operations for the six months ended June 30, 2012 primarily represents the cash divested upon the sale of the Spanish operations. Cash provided by financing activities of discontinued operations for the six months ended June 30, 2012 primarily represents our cash capital contributions made prior to the sale of the Spanish operations. We do not expect the sale of our Spanish operations to negatively affect our future liquidity and capital resources.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $13.8 million for the six months ended June 30, 2012, compared to $13.4 million for the comparable period in 2011, an increase of $0.4 million. In 2012, we anticipate capital expenditures in the range of $33.0 million to $35.0 million, primarily for maintenance and systems infrastructure.

On May 3, 2012, we entered into a $245 million revolving credit facility (the “New Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (“KeyBank”). The New Credit Agreement replaces our previous $75 million revolving credit facility dated February 2, 2010, as amended, which agreement was terminated simultaneous with entering into the New Credit Agreement. The New Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. At June 30, 2012, we were in compliance with all loan requirements of the New Credit Agreement and had no outstanding borrowings under this facility.

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

As of June 30, 2012, we had $204.7 million in cash and cash equivalents, of which approximately 77.0% or $157.7 million, was held in international operations and may be subject to additional taxes if repatriated to the United States, including withholding tax applied by the country of origin and an incremental U.S. income tax, net of allowable foreign tax credits. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions.

In April 2012, we received an assessment for the Canadian 2003-2006 audit for which we intend to file a Notice of Objection. As required by the Notice of Objection process, we paid a mandatory security deposit in the amount of $14.2 million to the Canadian Revenue Agency. We paid an additional deposit to the Province of Ontario in the amount of $0.4 million in July 2012 related to this matter. This process will allow us to submit the case to the U.S. and Canada Competent Authority for ultimate resolution. Although the outcome of examinations by taxing authorities is always uncertain, we believe we are adequately reserved for this audit and that resolution is not expected to have a material impact on our financial condition and results of operations.

On July 27, 2012, Sykes, one of our wholly-owned subsidiaries, Alpine Access, Inc., a Delaware corporation (“Alpine”), and Shareholder Representative Services LLC, as the representative of the equity holders of Alpine, entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement and subject to the conditions set forth therein, Merger Sub will merge with and into Alpine with Alpine surviving as a wholly-owned subsidiary of the Company (the “Merger”).

The cash consideration payable in the Merger is $150 million, subject to increase based on the amount of Alpine’s cash and cash equivalents at the closing of the Merger, subject to decrease based on the amount of certain indebtedness at the closing of the Merger, and subject to certain post-closing adjustments relating to Alpine’s working capital at the closing of the Merger. Twelve million dollars of the purchase price will be placed in an escrow account as security for the indemnification obligations of Alpine’s stockholders under the Merger Agreement. The Merger consideration is expected to be funded through a combination of cash on hand and a draw-down of our New Credit Agreement. The closing of the transaction, which is expected to occur sometime around the end of the third quarter of 2012, is subject to the satisfaction of customary closing conditions, including, among others, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, all as determined in accordance with the Merger Agreement.

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

Off-Balance Sheet Arrangements and Other

At June 30, 2012, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table summarizes the material changes to our contractual cash obligations as of June 30, 2012 and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years	Other
Operating leases (1)	$13,878	$807	$5,666	$2,361	$5,044	$—
Purchase obligations (2)	2,604	1,361	968	228	47	—
Long-term tax liabilities (3)	11,235	413	—	—	—	10,822

	$27,717	$2,581	$6,634	$2,589	$5,091	$10,822

(1)	Amounts represent the expected cash payments under our operating leases.

(2)

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(3)

Long-term tax liabilities include uncertain tax positions and related penalties and interest as discussed in Note 13 to the accompanying Condensed Consolidated Financial Statements. The amount in the table has been reduced by a $14.2 million mandatory security deposit paid to the Canadian Revenue Agency during the three months ended June 30, 2012, which is included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2012. We cannot make reasonably reliable estimates of the cash settlement of $10.8 million of the long-term liabilities with the taxing authority; therefore, amounts have been excluded from payments due by period.

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

Revenues from fulfillment services account for 1.4% and 1.5% of total consolidated revenues for the six months ended June 30, 2012 and 2011, respectively, some of which contain multiple-deliverables. The service offerings for these fulfillment service contracts typically include pick-pack-and-ship, warehousing, process management, finished goods assembly and pass-through costs. In accordance with ASC 605-25 “Revenue Recognition — Multiple-Element Arrangements” (“ASC 605-25”) (as amended by Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force”) (“ASU 2009-13”), we determine if the services provided under these contracts with multiple-deliverables represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value, and where return rights exist, delivery or performance of the undelivered items is considered probable and substantially within our control. If those deliverables are determined to be separate units of accounting, revenues from these services are recognized as the services are performed under a fully executed contractual agreement. If those deliverables are not determined to be separate units of accounting, revenue for the delivered services are bundled into a single unit of accounting and recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate.

As a result of the adoption of ASU 2009-13, the Company allocates revenue to each of the deliverables based on a selling price hierarchy of vendor specific objective evidence (“VSOE”), third-party evidence, and then estimated selling price. VSOE is based on the price charged when the deliverable is sold separately. Third-party evidence is based on largely interchangeable competitor services in standalone sales to similarly situated customers. Estimated selling price is based on our best estimate of what the selling prices of deliverables would be if they were sold regularly on a standalone basis. Estimated selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies, service offerings, and customer classifications. Once we allocate revenue to each deliverable, we recognize revenue when all revenue recognition criteria are met. As of June 30, 2012, our fulfillment contracts with multiple-deliverables met the separation criteria as outlined in ASC 605-25 and the revenue was accounted for accordingly. We have no other contracts that contain multiple-deliverables as of June 30, 2012.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts, $4.8 million as of June 30, 2012 or 2.1% of trade account receivables, for estimated losses arising from the inability of our customers to make required payments. Our estimate is based on qualitative and quantitative analyses, including credit risk measurement tools and methodologies using the publicly available credit and capital market information, a review of the current status of our trade accounts receivable and historical collection experience of our clients. It is reasonably possible that our estimate of the allowance for doubtful accounts will change if the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments.

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

As of December 31, 2011, we determined that a total valuation allowance of $38.5 million was necessary to reduce U.S. deferred tax assets by $4.7 million and foreign deferred tax assets by $33.8 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $22.8 million as of December 31, 2011 is dependent upon future profitability within each tax jurisdiction. As of June 30, 2012, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax assets will be realized.

In April 2012, we received an assessment for the Canadian 2003-2006 audit for which we intend to file a Notice of Objection. As required by the Notice of Objection process, we paid a mandatory security deposit in the amount of $14.2 million to the Canadian Revenue Agency, which is included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2012 and “Cash paid during period for income taxes” in the accompanying Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012. We paid an additional deposit to the Province of Ontario in the amount of $0.4 million in July 2012 related to this matter. This process will allow us to submit the case to the U.S. and Canada Competent Authority for ultimate resolution. Although the outcome of examinations by taxing authorities is always uncertain, we believe we are adequately reserved for this audit and that resolution is not expected to have a material impact on our financial condition and results of operations.

Generally, earnings associated with the investments in our foreign subsidiaries are considered to be indefinitely invested outside of the U.S. Therefore, a U.S. provision for income taxes on those earnings or translation adjustments has not been recorded, as permitted by criterion outlined in ASC 740 “Income Taxes” (“ASC 740”). Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable.

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

We evaluate tax positions that have been taken or are expected to be taken in our tax returns, and record a liability for uncertain tax positions in accordance with ASC 740. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. We had $16.5 million and $17.1 million of unrecognized tax benefits as of June 30, 2012 and December 31, 2011, respectively.

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

Impairment of Goodwill, Intangibles and Other Long-Lived Assets

We review long-lived assets, which had a carrying value of $246.8 million as of June 30, 2012, including goodwill, intangibles and property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge, or loss, to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

New Accounting Standards Not Yet Adopted

In December 2011, the FASB issued ASU 2011-11 “Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The amendments in ASU 2011-11 will enhance disclosures by requiring improved information about financial and derivative instruments that are either 1) offset (netting assets and liabilities) in accordance with Section 210-20-45 or Section 815-10-45 of the FASB Accounting Standards Codification or 2) subject to an enforceable master netting arrangement or similar agreement. The amendments in ASU 2011-11 are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those years. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We do not expect the adoption of ASU 2011-11 to materially impact our financial condition, results of operations and cash flows.

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

In order to hedge a portion of our anticipated cash flow requirements denominated in PHP and CRC, we had outstanding forward contracts and options as of June 30, 2012 with counterparties through December 2012 with notional amounts totaling $80.0 million. As of June 30, 2012, we had net total derivative assets associated with these contracts with a fair value of $3.2 million, which will settle within the next 6 months. If the USD was to weaken against the PHP and CRC by 10% from current period-end levels, we would incur a loss of approximately $5.6 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We also entered into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of June 30, 2012, the fair value of these derivatives was a net payable of $0.2 million. The potential loss in fair value at June 30, 2012, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $3.0 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. During the three and six months ended June 30, 2012, we had no debt outstanding under the revolving credit facility.

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

Item 4. Controls and Procedures

As of June 30, 2012, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of June 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock repurchases for the three months ended June 30, 2012 (in thousands, except average price per share). See Note 14, Earnings Per Share, of “Notes to Condensed Consolidated Financial Statements” for information regarding our stock repurchase program.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
April 1, 2012 - April 30, 2012	—	$—	—	2,083
May 1, 2012 - May 31, 2012	—	$—	—	2,083
June 1, 2012 - June 30, 2012	85	$14.94	85	1,998

Total	85		85	1,998

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

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: August 9, 2012	By:	/s/ W. Michael Kipphut
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