Form 10-Q
period 2012-09-30
SYKES ENTERPRISES INC
filed 2012-11-09
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of November 1, 2012, there were 43,788,118 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

Form 10-Q

INDEX

		Page No.
Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets September 30, 2012 and December 31, 2011 (Unaudited)	3

	Condensed Consolidated Statements of Operations Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	5

	Condensed Consolidated Statements of Changes in Shareholders’ Equity Nine Months Ended September 30, 2011, Three Months Ended December 31, 2011 and Nine Months Ended September 30, 2012 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2012 and 2011 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

	Report of Independent Registered Public Accounting Firm	46

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	62

Item 4.	Controls and Procedures	63

Part II. Other Information

Item 1.	Legal Proceedings	64

Item 1A.	Risk Factors	64

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65

Item 3.	Defaults Upon Senior Securities	65

Item 4.	Mine Safety Disclosures	65

Item 5.	Other Information	65

Item 6.	Exhibits	66

Signature		67

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$176,568	$211,122
Receivables, net	251,113	229,702
Prepaid expenses	12,842	11,540
Other current assets	20,068	20,120
Assets held for sale, discontinued operations	—	9,590

Total current assets	460,591	482,074
Property and equipment, net	99,411	91,080
Goodwill	204,971	121,342
Intangibles, net	96,047	44,472
Deferred charges and other assets	43,595	30,162

	$904,615	$769,130

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$23,982	$23,109
Accrued employee compensation and benefits	76,910	62,452
Current deferred income tax liabilities	256	663
Income taxes payable	1,581	423
Deferred revenue	37,213	34,319
Other accrued expenses and current liabilities	26,484	21,191
Liabilities held for sale, discontinued operations	—	7,128

Total current liabilities	166,426	149,285
Deferred grants	7,859	8,563
Long-term debt	98,000	—
Long-term income tax liabilities	26,374	26,475
Other long-term liabilities	14,368	11,241

Total liabilities	313,027	195,564

Commitments and loss contingency (Note 16)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 43,788 and 44,306 shares issued, respectively	438	443
Additional paid-in capital	276,821	281,157
Retained earnings	301,897	291,803
Accumulated other comprehensive income	13,812	4,436
Treasury stock at cost: 106 shares and 299 shares, respectively	(1,380)	(4,273)

Total shareholders’ equity	591,588	573,566

	$904,615	$769,130

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Revenues	$280,526	$293,310	$823,426	$893,033

Operating expenses:
Direct salaries and related costs	183,628	189,082	536,758	581,952
General and administrative	87,905	82,116	254,247	259,019
Net (gain) loss on disposal of property and equipment	199	(8)	83	(3,432)
Impairment of long-lived assets	122	38	271	764

Total operating expenses	271,854	271,228	791,359	838,303

Income from continuing operations	8,672	22,082	32,067	54,730

Other income (expense):
Interest income	297	357	1,015	947
Interest (expense)	(421)	(272)	(1,049)	(827)
Other (expense)	(715)	(329)	(1,804)	(2,272)

Total other income (expense)	(839)	(244)	(1,838)	(2,152)

Income from continuing operations before income taxes	7,833	21,838	30,229	52,578
Income taxes	(309)	2,969	3,569	6,224

Income from continuing operations, net of taxes	8,142	18,869	26,660	46,354
(Loss) from discontinued operations, net of taxes	—	(755)	(820)	(3,091)
(Loss) on sale of discontinued operations, net of taxes	—	—	(10,707)	—

Net income	$8,142	$18,114	$15,133	$43,263

Net income (loss) per common share:
Basic:
Continuing operations	$0.19	$0.42	$0.62	$1.01
Discontinued operations	—	(0.02)	(0.27)	(0.07)

Net income (loss) per common share	$0.19	$0.40	$0.35	$0.94

Diluted:
Continuing operations	$0.19	$0.42	$0.62	$1.00
Discontinued operations	—	(0.02)	(0.27)	(0.06)

Net income (loss) per common share	$0.19	$0.40	$0.35	$0.94

Weighted average common shares:
Basic	43,014	45,557	43,130	46,106
Diluted	43,031	45,653	43,179	46,202

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Net income	$8,142	$18,114	$15,133	$43,263

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of taxes	5,802	(14,572)	7,977	(6,311)
Unrealized actuarial gain (loss) related to pension liability, net of taxes	(5)	(24)	16	48
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	(1,369)	(2,838)	1,339	(4,418)
Unrealized gain (loss) on postretirement obligation, net of taxes	(5)	98	44	122

Other comprehensive income (loss), net of taxes	4,423	(17,336)	9,376	(10,559)

Comprehensive income	$12,565	$778	$24,509	$32,704

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Nine Months Ended September 30, 2011,

Three Months Ended December 31, 2011 and

Nine Months Ended September 30, 2012

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(in thousands)	Shares Issued	Amount
Balance at January 1, 2011	47,066	$471	$302,911	$265,676	$15,108	$(971)	$583,195
Issuance of common stock	—	—	191	—	—	—	191
Stock-based compensation expense	—	—	3,411	—	—	—	3,411
Excess tax benefit (deficiency) from stock-based compensation	—	—	(52)	—	—	—	(52)
Vesting of common stock and restricted stock under equity award plans, net of forfeitures	312	3	(992)	—	—	(201)	(1,190)
Repurchase of common stock	—	—	—	—	—	(42,677)	(42,677)
Retirement of treasury stock	(2,798)	(28)	(22,359)	(20,290)	—	42,677	—
Comprehensive income (loss)	—	—	—	43,263	(10,559)	—	32,704

Balance at September 30, 2011	44,580	446	283,110	288,649	4,549	(1,172)	575,582
Issuance of common stock	33	—	120	—	—	—	120
Stock-based compensation expense	—	—	171	—	—	—	171
Excess tax benefit (deficiency) from stock-based compensation	—	—	44	—	—	—	44
Vesting of common stock and restricted stock under equity award plans, net of forfeitures	(19)	—	13	—	—	(13)	—
Repurchase of common stock	—	—	—	—	—	(7,316)	(7,316)
Retirement of treasury stock	(288)	(3)	(2,301)	(1,924)	—	4,228	—
Comprehensive income (loss)	—	—	—	5,078	(113)	—	4,965

Balance at December 31, 2011	44,306	443	281,157	291,803	4,436	(4,273)	573,566
Stock-based compensation expense	—	—	3,111	—	—	—	3,111
Excess tax benefit (deficiency) from stock-based compensation	—	—	(278)	—	—	—	(278)
Vesting of common stock and restricted stock under equity award plans, net of forfeitures	227	3	(1,224)	—	—	(191)	(1,412)
Repurchase of common stock	—	—	—	—	—	(7,908)	(7,908)
Retirement of treasury stock	(745)	(8)	(5,945)	(5,039)	—	10,992	—
Comprehensive income (loss)	—	—	—	15,133	9,376	—	24,509

Balance at September 30, 2012	43,788	$438	$276,821	$301,897	$13,812	$(1,380)	$591,588

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$15,133	$43,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	36,677	41,630
Impairment losses	271	764
Unrealized foreign currency transaction (gains) losses, net	(646)	1,743
Stock-based compensation expense	3,111	3,411
Deferred income tax provision (benefit)	(3,981)	(3,830)
Net (gain) loss on disposal of property and equipment	83	(3,450)
Bad debt expense	806	322
Unrealized (gains) losses on financial instruments, net	(584)	273
Increase (decrease) in valuation allowance on deferred tax assets	—	(1,394)
Amortization of deferred loan fees	303	439
Loss on sale of discontinued operations	10,707	—
Other	219	331
Changes in assets and liabilities, net of acquisition:
Receivables	(9,955)	6,362
Prepaid expenses	98	(4,272)
Other current assets	5,198	(5,475)
Deferred charges and other assets	(11,568)	2,072
Accounts payable	(2,206)	(4,159)
Income taxes receivable / payable	1,950	(3,244)
Accrued employee compensation and benefits	8,842	11,615
Other accrued expenses and current liabilities	7,193	(5,211)
Deferred revenue	2,486	2,025
Other long-term liabilities	(8,803)	(3,316)

Net cash provided by operating activities	55,334	79,899

Cash flows from investing activities:
Capital expenditures	(26,355)	(21,788)
Cash paid for business acquisition, net of cash acquired	(147,094)	—
Proceeds from sale of property and equipment	422	3,949
Investment in restricted cash	(63)	(520)
Release of restricted cash	356	—
Cash divested on sale of discontinued operations	(9,100)	—
Other	228	1,654

Net cash (used for) investing activities	(181,606)	(16,705)

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Nine Months Ended September 30,
(in thousands)	2012	2011
Cash flows from financing activities:
Payment of long-term debt	(10,000)	—
Proceeds from issuance of long-term debt	108,000	—
Proceeds from issuance of stock	—	191
Cash paid for repurchase of common stock	(7,908)	(42,677)
Proceeds from grants	88	81
Shares repurchased for minimum tax withholding on equity awards	(1,412)	(1,190)
Cash paid for loan fees related to debt	(857)	—
Other	—	(52)

Net cash provided by (used for) financing activities	87,911	(43,647)

Effects of exchange rates on cash	3,807	(4,586)

Net increase (decrease) in cash and cash equivalents	(34,554)	14,961
Cash and cash equivalents — beginning	211,122	189,829

Cash and cash equivalents — ending	$176,568	$204,790

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$1,726	$787
Cash paid during period for income taxes	$25,673	$18,233
Non-cash transactions:
Property and equipment additions in accounts payable	$3,427	$1,503
Unrealized gain on postretirement obligation in accumulated other comprehensive income (loss)	$44	$122

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2012 and 2011

(Unaudited)

Note 1. Overview and Summary of Significant Accounting Policies

Business — Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES” or the “Company”) provides comprehensive outsourced customer contact management solutions and services in the business process outsourcing arena to companies, primarily within the communications, financial services, technology/consumer, transportation and leisure, healthcare and other industries. SYKES provides flexible, high-quality outsourced customer contact management services (with an emphasis on inbound technical support and customer service), which includes customer assistance, healthcare and roadside assistance, technical support and product sales to its clients’ customers. Utilizing SYKES’ integrated onshore/offshore global delivery model, SYKES provides its services through multiple communication channels encompassing phone, e-mail, Internet, text messaging and chat. SYKES complements its outsourced customer contact management services with various enterprise support services in the United States that encompass services for a company’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, SYKES also provides fulfillment services including multilingual sales order processing via the Internet and phone, payment processing, inventory control, product delivery and product returns handling. The Company has operations in two reportable segments entitled (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, in which the client base is primarily companies in the United States that are using the Company’s services to support their customer management needs; and (2) EMEA, which includes Europe, the Middle East and Africa.

Acquisition — On August 20, 2012, the Company completed the acquisition of Alpine Access, Inc. (“Alpine”), a Delaware corporation, pursuant to the Agreement and Plan of Merger, dated July 27, 2012. The Company has reflected the operating results in the Condensed Consolidated Statements of Operations since August 20, 2012. See Note 2, Acquisition of Alpine Access, Inc., for additional information on the acquisition of Alpine.

Discontinued Operations — In November 2011, the Company, authorized by the Finance Committee of the Company’s Board of Directors, decided to pursue a buyer for its operations located in Spain (the “Spanish operations”) as these operations were no longer consistent with the Company’s strategic direction. The Company sold its Spanish operations, pursuant to an asset purchase agreement dated March 29, 2012 and a stock purchase agreement dated March 30, 2012. See Note 3, Discontinued Operations, for additional information on the sale of the Spanish operations.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2012. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”).

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

Revenues from fulfillment services account for 1.4% and 1.5% of total consolidated revenues for the nine months ended September 30, 2012 and 2011, respectively, some of which contain multiple-deliverables. The service offerings for these fulfillment service contracts typically include pick-pack-and-ship, warehousing, process management, finished goods assembly and pass-through costs. In accordance with ASC 605-25 “Revenue Recognition — Multiple-Element Arrangements” (“ASC 605-25”) [as amended by Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”)], the Company determines if the services provided under these contracts with multiple-deliverables represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value, and where return rights exist, delivery or performance of the undelivered items is considered probable and substantially within our control. If those deliverables are determined to be separate units of accounting, revenues from these services are recognized as the services are performed under a fully executed contractual agreement. If those deliverables are not determined to be separate units of accounting, revenue for the delivered services are bundled into a single unit of accounting and recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate.

As a result of the adoption of ASU 2009-13, the Company allocates revenue to each of the deliverables based on a selling price hierarchy of vendor specific objective evidence (“VSOE”), third-party evidence, and then estimated selling price. VSOE is based on the price charged when the deliverable is sold separately. Third-party evidence is based on largely interchangeable competitor services in standalone sales to similarly situated customers. Estimated selling price is based on the Company’s best estimate of what the selling prices of deliverables would be if they were sold regularly on a standalone basis. Estimated selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies, service offerings, and customer classifications. Once the Company allocates revenue to each deliverable, the Company recognizes revenue when all revenue recognition criteria are met. As of September 30, 2012, the Company’s fulfillment contracts with multiple-deliverables met the separation criteria as outlined in ASC 605-25 and the revenue was accounted for accordingly. The Company had no other contracts that contain multiple-deliverables as of September 30, 2012.

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

The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360 “Property, Plant and Equipment.” For purposes of recognition and measurement of an impairment loss, assets are grouped at the lowest levels for which there are identifiable cash flows (the “reporting unit”). An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals, sales prices of comparable assets or independent third party offers. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. Except as discussed in Note 5, Fair Value, the Company determined that its property and equipment were not impaired as of September 30, 2012.

Goodwill — The Company accounts for goodwill and other intangible assets under ASC 350 “Intangibles – Goodwill and Other” (“ASC 350”). The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time. For goodwill and other intangible assets with indefinite lives not subject to amortization, the Company reviews goodwill and intangible assets at least annually in the third quarter, and more frequently in the presence of certain circumstances, for impairment by applying a fair value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values, as appropriate, and an analysis of our market capitalization. Under ASC 350, the carrying value of assets is calculated at the reporting unit. If the fair value of the reporting unit is less than its carrying value, goodwill is considered impaired and an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

The Company completed its annual goodwill impairment test during the three months ended September 30, 2012, which included the consideration of certain economic factors, and determined that the carrying amount of goodwill was not impaired.

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

•

Foreign Currency Forward Contracts and Options — Foreign currency forward contracts and options, including premiums paid on options, are recognized at fair value based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions, including adjustments for credit risk.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. Hedges of a net investment in a foreign operation are linked to the specific foreign operation. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring or if the Company de-designates a derivative as a hedge, the Company discontinues hedge accounting prospectively. At September 30, 2012 and December 31, 2011, all hedges were determined to be highly effective.

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

In July 2012, the FASB issued ASU 2012-02 “Intangibles — Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). The amendments in ASU 2012-02 provide entities with the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. Under the amendments in ASU 2012-02, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect the adoption of ASU 2012-02 to materially impact its financial condition, results of operations and cash flows.

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

Note 2. Acquisition of Alpine Access, Inc.

On August 20, 2012, the Company acquired 100% of the outstanding common shares and voting interest of Alpine, pursuant to the terms of the merger agreement. Alpine is an industry leader in the at-home agent space – recruiting, training, managing and delivering award-winning customer contact management services through a secured and proprietary virtual call center environment with its operations located in the United States and Canada. The results of Alpine’s operations have been included in the Company’s consolidated financial statements since its acquisition on August 20, 2012. The Company acquired Alpine to: create significant competitive differentiation for quality, speed to market, scalability and flexibility driven by proprietary, internally-developed software, systems, processes and other intellectual property which uniquely overcome the challenges of the at-home delivery model; strengthen the Company’s current service portfolio and go-to-market offering while expanding the breadth of clients with minimal client overlap; broaden the addressable market opportunity within existing and new verticals as well as clients; expand the addressable pool of skilled labor; leverage operational best practices across the Company’s global platform, with the potential to convert more of its fixed cost to variable cost; and to further enhance the growth and margin profile of the Company to drive shareholder value. This resulted in the Company paying a substantial premium for Alpine resulting in the recognition of goodwill.

The acquisition date fair value of the consideration transferred totaled $149.0 million, which was funded through cash on hand of $41.0 million and borrowings of $108.0 million under the Company’s credit agreement, dated May 3, 2012. See Note 12, Borrowings, for further information.

The Company accounted for the acquisition in accordance with ASC 805 (“ASC 805”) “Business Combinations”, whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from Alpine based on their estimated fair values as of the closing date. Certain amounts are provisional and are subject to change, including the following items:

•	the approval of the final working capital adjustment by the authorized representative of Alpine’s shareholders, and

•	the amount of goodwill.

The Company expects to complete its analysis of the purchase price allocation during the fourth quarter of 2012.

The following table summarizes the estimated acquisition date fair values of the assets acquired and liabilities assumed, all included in the Americas segment (in thousands):

Amount
Cash and cash equivalents	$1,859
Receivables	11,831
Prepaid expenses	617

Total current assets	14,307
Property and equipment	11,326
Goodwill	80,766
Intangibles	57,720
Deferred charges and other assets	916
Accounts payable	(880)
Accrued employee compensation and benefits	(3,774)
Income taxes payable	(141)
Deferred revenue	(94)
Other accrued expenses and current liabilities	(601)

Total current liabilities	(5,490)
Other long-term liabilities (1)	(10,592)

$148,953

(1)	Primarily includes long-term deferred tax liabilities.

Fair values are based on management’s estimates and assumptions including variations of the income approach, the cost approach and the market approach. The following table presents the Company’s purchased intangibles assets as of August 20, 2012, the acquisition date (in thousands):

	Amount Assigned	Weighted Average Amortization Period (years)
Customer relationships	$46,000	8
Trade names	10,600	8
Non-compete agreements	670	2
Favorable lease agreement	450	2

	$57,720	8

The $80.8 million of goodwill was assigned to the Company’s Americas operating segment. Pursuant to Federal income tax regulations, no amount of intangibles or goodwill from this acquisition will be deductible for tax purposes.

The fair value of receivables acquired is $11.8 million, with the gross contractual amount of $11.8 million.

The amount of Alpine’s revenues and net loss since the August 20, 2012 acquisition date, included in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2012 were as follows (in thousands):

From August 20, 2012 Through September 30, 2012
Revenues	$10,095

(Loss) from continuing operations before income taxes	$(1,935)

(Loss) from continuing operations, net of taxes	$(1,907)

The loss from continuing operations before income taxes of $1.9 million includes $1.3 million in severance costs, depreciation resulting from the adjustment to fair value of the acquired property and equipment and amortization of the fair values of the acquired intangibles.

The following table presents the unaudited pro forma combined revenues and net earnings as if Alpine had been included in the consolidated results of the Company for the entire three and nine month periods ended September 30, 2012 and 2011. The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on January 1, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$292,580	$318,932	$885,878	$966,926

Income from continuing operations, net of taxes	$9,622	$16,380	$24,296	$41,164

Income from continuing operations per common share:

Basic	$0.22	$0.36	$0.57	$0.89

Diluted	$0.22	$0.36	$0.57	$0.89

These amounts have been calculated to reflect the additional depreciation, amortization and interest expense that would have been incurred assuming the fair value adjustments and borrowings occurred on January 1, 2012 and January 1, 2011, together with the consequential tax effects. In addition, these amounts exclude costs incurred which are directly attributable to the acquisition, and which do not have a continuing impact on the combined companies’ operating results. Included in these costs are severance, advisory and legal costs, net of the tax effects.

Acquisition-related costs associated with Alpine, comprised of severance costs and transaction and integration costs, and included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2012 were as follows (none in the comparable periods in 2011) (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Severance costs:
Americas	$320	$320
Corporate	377	377

	697	697

Transaction and integration costs:
Corporate	3,045	3,095

	3,045	3,095

Total acquisition-related costs	$3,742	$3,792

Note 3. Discontinued Operations

In November 2011, the Finance Committee of the Board of Directors of the Company approved a plan to sell its Spanish operations, which were operated through its Spanish subsidiary, Sykes Enterprises, Incorporated S.L. (“Sykes Spain”). Sykes Spain operated customer contact management centers, with annual revenues of approximately $39.3 million in 2011, providing contact center services through a total of three customer contact management centers in Spain to clients in Spain. The decision to sell the Spanish operations was made in 2011 after management completed a strategic review of the Spanish market and determined the operations were no longer consistent with the Company’s strategic direction.

On March 29, 2012, Sykes Spain entered into the asset purchase agreement, by and between Sykes Spain and Iberphone, S.A.U., and pursuant thereto, on March 29, 2012, Sykes Spain completed the sale of fixed assets located in Ponferrada, Spain, which were previously written down to zero, cash of $4.1 million, and certain contracts and licenses relating to the business of Sykes Spain, to Iberphone, S.A.U. Under the asset purchase agreement, Ponferrada, Spain employees were transferred to Iberphone S.A.U. which assumed certain payroll liabilities in the approximate amount of $1.7 million, and paid a nominal purchase price for the assets.

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

The Spanish operations met the held for sale criteria as of December 31, 2011; therefore, the Company reflected the assets and related liabilities of the Spanish operations as “Assets held for sale, discontinued operations” and “Liabilities held for sale, discontinued operations” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2011. The Company reflected the operating results related to the Spanish operations as discontinued operations in the accompanying Condensed Consolidated Statements of Operations for all periods presented. Cash flows from discontinued operations are included in the accompanying Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011. This business was historically reported by the Company as part of the EMEA segment.

The results of the Spanish operations included in discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$—	$9,235	$10,102	$29,582

(Loss) from discontinued operations before income taxes	$—	$(755)	$(820)	$(3,091)
Income taxes (1)	—	—	—	—

(Loss) from discontinued operations, net of taxes	$—	$(755)	$(820)	$(3,091)

(Loss) on sale of discontinued operations before income taxes	$—	$—	$(10,707)	$—
Income taxes (1)	—	—	—	—

(Loss) on sale of discontinued operations, net of taxes	$—	$—	$(10,707)	$—

(1)	There were no income taxes as any tax benefit from the losses would be offset by a valuation allowance.

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

Americas

During 2011, as part of an on-going effort to streamline excess capacity related to the integration of the ICT Group, Inc. (“ICT”) acquisition and align it with the needs of the market, the Company announced a plan to rationalize approximately 900 seats in the U.S., some of which are revenue generating, with plans to migrate the associated revenues to other locations within the U.S. Approximately 300 employees were affected and the Company has substantially completed the actions associated with the Americas plan.

The major costs estimated to be incurred as a result of these actions are program transfer costs, facility-related costs (primarily consisting of those costs associated with the real estate leases), and impairments of long-lived assets (primarily leasehold improvements and equipment) estimated at $1.9 million ($1.0 million at December 31, 2011). This increase of $0.4 million and $0.9 million included in “General and administrative” costs included in the accompanying Condensed Consolidated Statement of Operations during the three and nine months ended September 30, 2012, respectively, is primarily due to a change in estimate in lease obligations and additional lease obligation costs. The Company recorded $0.5 million of the costs associated with these actions as non-cash impairment charges, while approximately $1.4 million represents cash expenditures for program transfer and facility-related costs, including obligations under the leases, the last of which ends in January 2013. The Company has paid $0.3 million in cash through September 30, 2012 under the Fourth Quarter 2011 Exit Plan in the Americas.

The following table summarizes the accrued liability associated with the Americas Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges for the three months ended September 30, 2012 (none in the comparable period in 2011) (in thousands):

	Beginning Accrual at July 1, 2012	Charges (Reversals) for the Three Months Ended September 30, 2012 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at September 30, 2012	Short-term (3)	Long-term (4)
Lease obligations and facility exit costs	$598	$418	$(281)	$—	$735	$148	$587

(1)

During the three months ended September 30, 2012, the Company recorded additional charges due to a change in estimate in lease obligations and facility exit costs, which are included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

(2)	Effect of foreign currency translation.

(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet.

(4)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet.

The following table summarizes the accrued liability associated with the Americas Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges for the nine months ended September 30, 2012 (none in the comparable period in 2011) (in thousands):

	Beginning Accrual at January 1, 2012	Charges (Reversals) for the Nine Months Ended September 30, 2012 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at September 30, 2012
Lease obligations and facility exit costs	$—	$1,074	$(339)	$—	$735

(1)

During the nine months ended September 30, 2012, the Company recorded additional lease obligations and facility exit costs, which are included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

(2)	Effect of foreign currency translation.

EMEA

During 2011, to improve the Company’s overall profitability in the EMEA region, the Company committed to close a customer contact management center in South Africa and a customer contact management center in Ireland, as well as some capacity rationalization in the Netherlands, all components of the EMEA segment. Through these actions, the Company expects to improve its cost structure in the EMEA region by optimizing its capacity utilization. While the Company migrated approximately $3.2 million of annualized call volumes of the Ireland facility to other facilities within EMEA, the Company did not migrate the remaining call volume in Ireland or any of the annualized revenue from the Netherlands or South Africa facilities, which was $18.8 million for 2011, to other facilities within the region. The number of seats rationalized across the EMEA region approximated 900 with approximately 500 employees affected by the actions. The Company closed these facilities and substantially completed the actions associated with the EMEA plan on September 30, 2012.

The major costs estimated to be incurred as a result of these actions are facility-related costs (primarily consisting of those costs associated with the real estate leases), impairments of long-lived assets (primarily leasehold improvements and equipment) and anticipated severance-related costs estimated at $7.6 million as of September 30, 2012 ($7.6 million as of December 31, 2011). The Company recorded $0.5 million of the costs associated with these actions as non-cash impairment charges, while approximately $7.1 million will be cash expenditures for severance-related costs and facility-related costs, primarily rent obligations to be paid through the remainder of the noncancelable term of the leases, the last of which ends in March 2013. The Company has paid $5.7 million in cash through September 30, 2012 under the Fourth Quarter 2011 Exit Plan in EMEA.

The following table summarizes the accrued liability associated with EMEA’s Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges for the three months ended September 30, 2012 (none in the comparable period in 2011) (in thousands):

	Beginning Accrual at July 1, 2012	Charges (Reversals) for the Three Months Ended September 30, 2012 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at September 30, 2012	Short-term (3)	Long-term (4)
Lease obligations and facility exit costs	$565	$—	$(5)	$8	$568	$568	$—
Severance and related costs	3,320	151	(2,886)	(17)	568	568	—
Legal-related costs	5	12	(16)	(1)	—	—	—

	$3,890	$163	$(2,907)	$(10)	$1,136	$1,136	$—

(1)

During the three months ended September 30, 2012, the Company recorded additional severance and related costs and legal-related costs, which are included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

(2)	Effect of foreign currency translation.

(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet.

(4)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet.

The Company charged $0.7 million to “Direct salaries and related costs” for severance and related costs and $0.5 million to “General and administrative” costs for severance and related costs and legal-related costs in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2012. The following table summarizes the accrued liability associated with EMEA’s Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges for the nine months ended September 30, 2012 (none in the comparable period in 2011) (in thousands):

	Beginning Accrual at January 1, 2012	Charges (Reversals) for the Nine Months Ended September 30, 2012 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at September 30, 2012
Lease obligations and facility exit costs	$577	$—	$(5)	$(4)	$568
Severance and related costs	4,470	1,093	(4,898)	(97)	568
Legal-related costs	13	83	(95)	(1)	—

	$5,060	$1,176	$(4,998)	$(102)	$1,136

(1)	During the nine months ended September 30, 2012, the Company recorded additional severance and related costs and legal-related costs.

(2)	Effect of foreign currency translation.

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

The major costs incurred as a result of these actions were facility-related costs (primarily consisting of those costs associated with the real estate leases), impairments of long-lived assets (primarily leasehold improvements and equipment) and severance-related costs totaling $2.2 million as of September 30, 2012 ($2.2 million as of December 31, 2011). The Company recorded $0.2 million of the costs associated with the Fourth Quarter 2010 Exit Plan as non-cash impairment charges. Approximately $1.8 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ends in March 2014, and $0.2 million represents cash expenditures for severance-related costs. The Company has paid $1.3 million in cash through September 30, 2012 under the Fourth Quarter 2010 Exit Plan.

The following tables summarize the accrued liability associated with the Fourth Quarter 2010 Exit Plan’s exit or disposal activities and related charges during the three months ended September 30, 2012 and 2011 (in thousands):

	Beginning Accrual at July 1, 2012	Charges (Reversals) for the Three Months Ended September 30, 2012	Cash Payments	Other Non-Cash Changes (1)	Ending Accrual at September 30, 2012	Short-term (2)	Long-term (3)
Lease obligations and facility exit costs	$656	$—	$(66)	$5	$595	$419	$176

	Beginning Accrual at July 1, 2011	Charges (Reversals) for the Three Months Ended September 30, 2011	Cash Payments	Other Non-Cash Changes (1)	Ending Accrual at September 30, 2011	Short-term	Long-term
Lease obligations and facility exit costs	$1,652	$—	$(8)	$(93)	$1,551	$1,010	$541

(1)	Effect of foreign currency translation.

(2)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet.

(3)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet.

The following tables summarize the accrued liability associated with the Fourth Quarter 2010 Exit Plan’s exit or disposal activities and related charges during the nine months ended September 30, 2012 and 2011 (in thousands):

	Beginning Accrual at January 1, 2012	Charges (Reversals) for the Nine Months Ended September 30, 2012	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at September 30, 2012
Lease obligations and facility exit costs	$835	$—	$(229)	$(11)	$595

	Beginning Accrual at January 1, 2011	Charges (Reversals) for the Nine Months Ended September 30, 2011 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at September 30, 2011
Lease obligations and facility exit costs	$1,711	$523	$(671)	$(12)	$1,551

(1)

During the nine months ended September 30, 2011, the Company recorded additional lease termination costs, which are included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

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

The major costs incurred as a result of these actions were impairments of long-lived assets (primarily leasehold improvements) and facility-related costs (primarily consisting of those costs associated with the real estate leases) estimated at $10.5 million as of September 30, 2012 ($10.5 million as of December 31, 2011), all of which are in the Americas segment. The Company recorded $3.8 million of the costs associated with the Third Quarter 2010 Exit Plan as non-cash impairment charges, of which $0.7 million is included in “Impairment of long-lived assets” in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2011 (see Note 5, Fair Value, for further information). The remaining $6.7 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ends in February 2017. The Company has paid $4.1 million in cash through September 30, 2012 under the Third Quarter 2010 Exit Plan.

The following tables summarize the accrued liability associated with the Third Quarter 2010 Exit Plan’s exit or disposal activities and related charges for the three months ended September 30, 2012 and 2011 (in thousands):

	Beginning Accrual at July 1, 2012	Charges (Reversals) for the Three Months Ended September 30, 2012	Cash Payments	Other Non-Cash Changes (1)	Ending Accrual at September 30, 2012	Short-term (2)	Long-term (3)
Lease obligations and facility exit costs	$2,755	$—	$(146)	$—	$2,609	$510	$2,099

	Beginning Accrual at July 1, 2011	Charges (Reversals) for the Three Months Ended September 30, 2011	Cash Payments	Other Non-Cash Changes (1)	Ending Accrual at September 30, 2011	Short-term	Long-term
Lease obligations and facility exit costs	$5,049	$—	$(627)	$—	$4,422	$1,589	$2,833

(1)	Effect of foreign currency translation.

(2)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet.

(3)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet.

The following tables summarize the accrued liability associated with the Third Quarter 2010 Exit Plan’s exit or disposal activities and related charges for the nine months ended September 30, 2012 and 2011 (in thousands):

	Beginning Accrual at January 1, 2012	Charges (Reversals) for the Nine Months Ended September 30 2012	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at September 30, 2012
Lease obligations and facility exit costs	$3,427	$—	$(818)	$—	$2,609

	Beginning Accrual at January 1, 2011	Charges (Reversals) for the Nine Months Ended September 30, 2011 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at September 30, 2011
Lease obligations and facility exit costs	$6,141	$249	$(1,973)	$5	$4,422

(1)

During the nine months ended September 30, 2011, the Company recorded additional lease termination costs, which are included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

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

The following table summarizes the accrued liability associated with the ICT Restructuring Plan’s exit or disposal activities for the three months ended September 30, 2011 (none in the comparable period in 2012) (in thousands):

	Beginning Accrual at July 1, 2011	Charges (Reversals) for the Three Months Ended September 30, 2011	Cash Payments	Other Non-Cash Changes (1)	Ending Accrual at September 30, 2011	Short-term	Long-term
Lease obligations and facility exit costs	$507	$—	$(28)	$(13)	$466	$466	$—

(1)	Effect of foreign currency translation.

The following table summarizes the accrued liability associated with the ICT Restructuring Plan’s exit or disposal activities for the nine months ended September 30, 2011 (none in the comparable period in 2012) (in thousands):

	Beginning Accrual at January 1, 2011	Charges (Reversals) for the Nine Months Ended September 30, 2011 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at September 30, 2011
Lease obligations and facility exit costs	$1,462	$(262)	$(721)	$(13)	$466

(1)

During the nine months ended September 30, 2011, the Company reversed accruals related to the final settlement of termination costs, which reduced “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

(2)	Effect of foreign currency translation.

Note 5. Fair Value

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following (in thousands):

	Fair Value Measurements at September 30, 2012 Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2012	Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents” (1)	$3,428	$3,428	$—	$—
Money market funds and open-end mutual funds in “Deferred charges and other assets” (1)	11	11	—	—
Foreign currency forward and option contracts (2)	2,165	—	2,165	—
Equity investments held in a rabbi trust for the Deferred Compensation Plan (3)	3,146	3,146	—	—
Debt investments held in a rabbi trust for the Deferred Compensation Plan (3)	1,994	1,994	—	—
Guaranteed investment certificates (4)	80	—	80	—

	$10,824	$8,579	$2,245	$—

Liabilities:
Foreign currency forward and option contracts (5)	$729	$—	$729	$—

	$729	$—	$729	$—

(1)	In the accompanying Condensed Consolidated Balance Sheet.

(2)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 7.

(3)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 8.

(4)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(5)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet. See Note 7.

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following (in thousands):

	Fair Value Measurements at December 31, 2011 Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2011	Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents” (1)	$68,651	$68,651	$—	$—
Money market funds and open-end mutual funds in “Deferred charges and other assets” (1)	12	12	—	—
Foreign currency forward and option contracts (2)	710	—	710	—
Equity investments held in a rabbi trust for the Deferred Compensation Plan (3)	2,817	2,817	—	—
Debt investments held in a rabbi trust for the Deferred Compensation Plan (3)	1,365	1,365	—	—
Guaranteed investment certificates (4)	65	—	65	—

	$73,620	$72,845	$775	$—

Liabilities:
Foreign currency forward and option contracts (5)	$752	$—	$752	$—

	$752	$—	$752	$—

(1)	In the accompanying Condensed Consolidated Balance Sheet.

(2)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 7.

(3)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 8.

(4)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(5)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet. See Note 7.

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs as described in Note 1, Overview and Summary of Significant Accounting Policies, like those associated with acquired businesses, including goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired. The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at September 30, 2012 and December 31, 2011.

The following table summarizes the total impairment losses related to nonrecurring fair value measurements of certain assets (no liabilities) subject to the requirements of ASC 820 (in thousands):

	Total Impairment (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Americas:
Property and equipment, net (1)	$(122)	$(38)	$(271)	$(764)

(1)	See Note 1 for additional information regarding the fair value measurement.

Impairment of Long-Lived Assets

During the three and nine months ended September 30, 2012, the Company determined that the carrying value of certain long-lived assets, primarily software licenses, in one of its customer contact management centers in Canada (a component of the Americas segment), were no longer being used and were disposed of. As a result, the Company recorded an impairment loss of $0.1 million.

During the nine months ended September 30, 2012, as part of an on-going effort to streamline excess capacity related to the integration of the ICT acquisition and align it with the needs of the market, the Company closed one of the customer contact management centers in Costa Rica and recorded an impairment charge of $0.1 million within the Americas segment as these assets were unable to be redeployed. The amount of the impairment charge was measured as the amount by which the carrying value of the assets exceeded the estimated fair value, which was based on an independent third party offer less estimated selling costs.

During the three and nine months ended September 30, 2011, in connection with its periodic review for impairment, the Company determined that the carrying value of certain long-lived assets, primarily leasehold improvements, in one of its underutilized customer contact management centers in the U.S. (a component of the Americas segment), were no longer recoverable and recorded an impairment charge of less than $0.1 million. The impairment charge represented the amount by which the carrying value exceeded the fair value of these assets which cannot be redeployed to other locations.

During the nine months ended September 30, 2011, in connection with the Third Quarter 2010 Exit Plan within the Americas segment, as discussed more fully in Note 4, Costs Associated with Exit or Disposal Activities, the Company recorded an impairment charge of $0.7 million, resulting from a change in assumptions related to the redeployment of property and equipment. The amount of the impairment charge was measured as the amount by which the carrying value of the assets exceeded the estimated fair value, which was based on an independent third party offer less estimated selling costs.

Note 6. Goodwill and Intangible Assets

The following table presents the Company’s purchased intangible assets as of September 30, 2012 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$104,722	$(20,359)	$84,363	8
Trade name	11,600	(1,036)	10,564	8
Non-compete agreements	1,230	(597)	633	2
Proprietary software	850	(788)	62	2
Favorable lease agreement	450	(25)	425	2

	$118,852	$(22,805)	$96,047	8

The following table presents the Company’s purchased intangible assets as of December 31, 2011 (in thousands):
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$58,027	$(14,056)	$43,971	8
Trade name	1,000	(639)	361	3
Non-compete agreements	560	(560)	—	1
Proprietary software	850	(710)	140	2

	$60,437	$(15,965)	$44,472	8

The following table presents amortization expense, related to the purchased intangible assets resulting from acquisitions (other than goodwill), included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization expense	$2,774	$1,978	$6,644	$6,010

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to September 30, 2012, is as follows (in thousands):

Years Ending December 31,	Amount
2012 (remaining three months)	$3,882
2013	15,007
2014	14,742
2015	14,382
2016	14,382
2017	14,382
2018 and thereafter	19,270

Changes in goodwill consist of the following (in thousands):

	Gross Amount	Accumulated Impairment Losses	Net Amount
Americas:
Balance at January 1, 2012	$121,971	$(629)	$121,342
Acquisition of Alpine (1)	80,766	—	80,766
Foreign currency translation	2,863	—	2,863

Balance at September 30, 2012	205,600	(629)	204,971

EMEA:
Balance at January 1, 2012	84	(84)	—
Foreign currency translation	—	—	—
Balance at September 30, 2012	84	(84)	—

	$205,684	$(713)	$204,971

(1)	See Note 2, Acquisition of Alpine Access, Inc., for further information.

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

The deferred gains (losses) and related taxes on the Company’s derivative instruments recorded in “Accumulated other comprehensive income (loss)” in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	September 30, 2012	December 31, 2011
Deferred gains (losses) in AOCI	$1,076	$(670)
Tax on deferred gains (losses) in AOCI	(175)	232

Deferred gains (losses) in AOCI, net of taxes	$901	$(438)

Deferred gains (losses) expected to be reclassified to “Revenues” from AOCI during the next twelve months	$1,076

Deferred gains (losses) and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the forward contracts and options.

Other Hedges — The Company also periodically enters into foreign currency hedge contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivative instruments is to protect our interests against adverse foreign currency moves pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than the Company’s subsidiaries’ functional currencies. These contracts generally do not exceed 90 days in duration.

The Company had the following outstanding foreign currency forward contracts and options (in thousands):

	As of September 30, 2012		As of December 31, 2011
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges: (1)
Options:
Philippine Pesos	$57,000	May 2013	$85,500	September 2012
Forwards:
Philippine Pesos	$3,000	October 2012	$12,000	March 2012
Costa Rican Colones	$53,000	September 2013	$30,000	September 2012

Non-designated hedges: (2)
Forwards	$42,992	January 2013	$27,192	March 2012

(1)	Cash flow hedge as defined under ASC 815. Purpose is to protect against the risk that eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.

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

As of September 30, 2012, the maximum amount of loss due to credit risk that, based on the gross fair value of the financial instruments, the Company would incur if parties to the financial instruments that make up the concentration failed to perform according to the terms of the contracts is $2.2 million.

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Derivative Assets
	September 30, 2012	December 31, 2011
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (1)	$2,125	$704
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (1)	40	6

Total derivative assets	$2,165	$710

	September 30, 2012	December 31, 2011
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (2)	$704	$485
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (2)	25	267

Total derivative liabilities	$729	$752

(1)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The following tables present the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the three months ended September 30, 2012 and 2011 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From Accumulated AOCI Into “Revenues” (Effective Portion)		Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion)
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$127	$(1,993)	$1,631	$1,378	$—	$—

	Gain (Loss) Recognized in “Other income and (expense)” on Derivatives
	September 30,
	2012	2011
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	$(849)	$3,835

The following tables present the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the nine months ended September 30, 2012 and 2011 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From Accumulated AOCI Into “Revenues” (Effective Portion)		Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion)
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$4,090	$(2,933)	$2,290	$2,430	$17	$—

	Gain (Loss) Recognized in “Other income and (expense)” on Derivatives
	September 30,
	2012	2011
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	$(1,046)	$103

Note 8. Investments Held in Rabbi Trusts

The Company’s investments held in rabbi trusts, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	September 30, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$4,632	$5,140	$3,938	$4,182

The mutual funds held in the rabbi trusts were 61% equity-based and 39% debt-based as of September 30, 2012. Net investment income (losses), included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross realized gains from sale of trading securities	$58	$1	$139	$9
Gross realized (losses) from sale of trading securities	—	(20)	(1)	(20)
Dividend and interest income	11	9	31	27
Net unrealized holding gains (losses)	189	(568)	353	(418)

Net investment income (losses)	$258	$(578)	$522	$(402)

Note 9. Property and Equipment

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

Sale of Land and Building Located in Minot, North Dakota

In June 2011, the Company sold the land and building located in Minot, North Dakota, which were held for sale, for cash of $3.9 million (net of selling costs of $0.2 million) resulting in a net gain on sale of $3.7 million. The carrying value of these assets of $0.8 million was offset by the related deferred grants of $0.6 million. The net gain on the sale of $3.7 million is included in “Net gain on disposal of property and equipment” in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2011.

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

Note 10. Deferred Revenue

The components of deferred revenue consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Future service	$27,324	$25,809
Estimated potential penalties and holdbacks	9,889	8,510

	$37,213	$34,319

Note 11. Deferred Grants

The components of deferred grants consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Property grants	$7,505	$8,210
Employment grants	1,119	1,123

Total deferred grants	8,624	9,333
Less: Property grants—short-term (1)	—	—
Less: Employment grants—short-term (1)	(765)	(770)

Total long-term deferred grants (2)	$7,859	$8,563

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Included in “Deferred grants” in the accompanying Condensed Consolidated Balance Sheets.

Amortization of the Company’s property grants included as a reduction to “General and administrative” costs and amortization of the Company’s employment grants included as a reduction to “Direct salaries and related costs” in the accompanying Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization of property grants	$235	$235	$705	$723
Amortization of employment grants	17	18	89	53

	$252	$253	$794	$776

Note 12. Borrowings

On May 3, 2012, the Company entered into a $245 million revolving credit facility (the “New Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (“KeyBank”). The New Credit Agreement replaces the Company’s previous $75 million revolving credit facility dated February 2, 2010, as amended, which agreement was terminated simultaneous with entering into the New Credit Agreement. The New Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. The Company borrowed $108.0 million under the New Credit Agreement’s revolving credit facility on August 20, 2012 in connection with the acquisition of Alpine on such date. See Note 2, Acquisition of Alpine Access, Inc., for further information.

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

Borrowings consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Revolving credit facility	$98,000	$—
Less: Current portion	—	—

Total long-term debt	$98,000	$—

The New Credit Agreement matures on May 2, 2017 and has no varying installments due.

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

In May 2012, the Company paid an underwriting fee of $0.9 million for the New Credit Agreement, which is deferred and amortized over the term of the loan. In addition, the Company pays a quarterly commitment fee on the New Credit Agreement. The related interest expense and amortization of deferred loan fees on the Company’s credit agreements of $0.3 million and $0.8 million are included in “Interest expense” in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012, respectively. During the comparable 2011 periods, the related interest expense and amortization of deferred loan fees on the Company’s previous $75 million revolving credit facility were $0.3 million and $0.9 million, respectively. The New Credit Agreement had a weighted average interest rate of 1.6% for both the three and nine months ended September 30, 2012, respectively (none in the three and nine months ended September 30, 2011).

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

Note 13. Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220 “Comprehensive Income” (“ASC 220”). ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Unrealized (Loss) on Net Investment Hedge	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Gain (Loss) on Post Retirement Obligation	Total
Balance at January 1, 2011	$13,992	$(2,565)	$1,189	$2,146	$346	$15,108
Pre-tax amount	(7,613)	—	(184)	(1,482)	153	(9,126)
Tax benefit	—	—	34	759	—	793
Reclassification to net loss	(389)	—	(55)	(1,855)	(40)	(2,339)
Foreign currency translation	5	—	1	(6)	—	—

Balance at December 31, 2011	5,995	(2,565)	985	(438)	459	4,436
Pre-tax amount	8,003	—	—	4,107	85	12,195
Tax benefit	—	—	—	(419)	—	(419)
Reclassification to net income	(17)	—	(35)	(2,307)	(41)	(2,400)
Foreign currency translation	(9)	—	51	(42)	—	—

Balance at September 30, 2012	$13,972	$(2,565)	$1,001	$901	$503	$13,812

Except as discussed in Note 14, Income Taxes, earnings associated with the Company’s investments in its subsidiaries are considered to be indefinitely invested and no provision for income taxes on those earnings or translation adjustments have been provided.

Note 14. Income Taxes

The Company’s effective tax rate was (3.9)% and 13.6% for the three months ended September 30, 2012 and 2011, respectively. The decrease in the effective tax rate is primarily due to the recognition of tax benefits for acquisition and integration costs related to Alpine for the three months ended September 30, 2012 from the comparable period in 2011. The difference between the Company’s effective tax rate of (3.9)% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the aforementioned acquisition costs, the recognition of tax benefits resulting from income earned in certain tax holiday jurisdictions, foreign tax rate differentials, changes in unrecognized tax positions and tax credits, offset by the tax impact of permanent differences, adjustments of valuation allowances and foreign withholding taxes.

The Company’s effective tax rate was 11.8% for both the nine months ended September 30, 2012 and 2011. The difference between the Company’s effective tax rate of 11.8% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the recognition of tax benefits resulting from income earned in certain tax holiday jurisdictions, foreign tax rate differentials, changes in unrecognized tax positions and tax credits, offset by the tax impact of permanent differences, adjustments of valuation allowances and foreign withholding taxes.

The liability for unrecognized tax benefits is recorded as “Long-term income tax liabilities” in the accompanying Condensed Consolidated Balance Sheets. The Company has accrued $17.3 million at September 30, 2012, and $17.1 million at December 31, 2011, excluding penalties and interest. The $0.2 million increase results primarily from the expiration of the statutes of limitations for a foreign subsidiary, partially offset by fluctuations in foreign exchange rates.

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

The Company is currently under audit in several tax jurisdictions. In April 2012, the Company received an assessment for the Canadian 2003-2006 audit for which the Company filed a Notice of Objection in July 2012. As required by the Notice of Objection process, the Company paid a mandatory security deposit in the amount of $14.2 million to the Canadian Revenue Agency and an additional deposit to the Province of Ontario in the amount of $0.4 million, which are included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2012 and “Cash paid during period for income taxes” in the accompanying Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2012. This process will allow the Company to submit the case to the U.S. and Canada Competent Authority for ultimate resolution. Although the outcome of examinations by taxing authorities is always uncertain, the Company believes it is adequately reserved for these audits and that resolutions of them are not expected to have a material impact on its financial condition and results of operations. The significant tax jurisdictions currently under audit are as follows:

Tax Jurisdiction	Tax Year Ended
Canada	2003 to 2009
Philippines	2007 to 2010
United States	2010

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

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic:
Weighted average common shares outstanding	43,014	45,557	43,130	46,106
Diluted:
Dilutive effect of stock options, stock appreciation rights, restricted stock, restricted stock units and shares held in a rabbi trust	17	96	49	96

Total weighted average diluted shares outstanding	43,031	45,653	43,179	46,202

Anti-dilutive shares excluded from the diluted earnings per share calculation	—	3	—	2

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

The shares repurchased under the Company’s share repurchase programs were as follows (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Range of Prices Paid Per Share		Total Cost of Shares Repurchased

		Low	High
Three Months Ended:
September 30, 2012	29	$14.98	$14.98	$447
September 30, 2011	2,498	$12.46	$16.10	$37,165
Nine Months Ended:
September 30, 2012	537	$13.85	$15.00	$7,908
September 30, 2011	2,798	$12.46	$18.53	$42,677

Note 16. Commitments and Loss Contingency

Commitments

During the nine months ended September 30, 2012, the Company entered into several leases in the ordinary course of business. The following is a schedule of future minimum rental payments required under operating leases that have noncancelable lease terms as of September 30, 2012, including the impact of the leases assumed in connection with the Alpine acquisition (in thousands):

Amount
2012 (remaining three months)	$1,458
2013	6,187
2014	4,529
2015	2,112
2016	920
2017	900
2018 and thereafter	4,214

Total minimum payments required	$20,320

During the nine months ended September 30, 2012, the Company entered into agreements with third-party vendors in the ordinary course of business whereby the Company committed to purchase goods and services used in its normal operations. These agreements, which are not cancelable, generally range from one to five year periods and contain fixed or minimum annual commitments. Certain of these agreements allow for renegotiation of the minimum annual commitments based on certain conditions. The following is a schedule of the future minimum purchases remaining under the agreements as of September 30, 2012, including the impact of the agreements assumed in connection with the Alpine acquisition (in thousands):

Amount
2012 (remaining three months)	$1,703
2013	2,789
2014	1,754
2015	118
2016	118
2017	49
2018 and thereafter	—

Total minimum payments required	$6,531

Except as outlined above, there have not been any material changes to the outstanding contractual obligations from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2011.

Loss Contingency

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

Note 17. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The following table provides information about the net periodic benefit cost for the pension plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$94	$65	$280	$148
Interest cost	30	26	90	76
Recognized actuarial (gains)	(11)	(14)	(35)	(42)

Net periodic benefit cost	$113	$77	$335	$182

Employee Retirement Savings Plans

The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matches 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company’s contributions included in the accompanying Condensed Consolidated Statement of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
401(k) plan contributions	$245	$208	$977	$770

In connection with the acquisition of Alpine in August 2012, the Company assumed Alpine’s employee benefit plan (Section 401(k)). Under this employee benefit plan, the Company makes a matching contribution on an annual basis in the amount of 100% of the employee contribution for the first 3% of included compensation plus 50% of the employee contribution for the next 2% of included compensation. Employees are 100% vested in contributions, earnings and matching funds at all times. No contributions were made during the three and nine months ended September 30, 2012.

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

	September 30, 2012	December 31, 2011
Postretirement benefit obligation	$77	$114
Unrealized gains (losses) in AOCI (1)	$503	$459

(1)	Unrealized gains (losses) are due to changes in discount rates related to the postretirement obligation.

Note 18. Stock-Based Compensation

The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. The following table summarizes the stock-based compensation expense (primarily in the Americas), income tax benefits related to the stock-based compensation and excess tax benefits (deficiencies) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock-based compensation (expense) (1)	$(1,250)	$(798)	$(3,111)	$(3,411)
Income tax benefit (2)	438	311	1,089	1,330
Excess tax benefit (deficiency) from stock-based compensation (3)	—	(87)	(278)	(52)

(1)	Included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.

(2)	Included in “Income taxes” in the accompanying Condensed Consolidated Statements of Operations.

(3)	Included in “Additional paid-in capital” in the accompanying Condensed Consolidated Statements of Changes in Shareholder’s Equity.

There were no capitalized stock-based compensation costs as of September 30, 2012 and December 31, 2011.

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

The following table summarizes the assumptions used to estimate the fair value of SARs granted:

	Nine Months Ended September 30,
	2012	2011
Expected volatility	47.1%	44.3%
Weighted-average volatility	47.1%	44.3%
Expected dividend rate	0.0%	0.0%
Expected term (in years)	4.7	4.6
Risk-free rate	0.8%	2.0%

The following table summarizes SARs activity as of September 30, 2012 and for the nine months then ended:

Stock Appreciation Rights	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2012	657	$—
Granted	259	$—
Exercised	—	$—
Forfeited or expired	(51)	$—

Outstanding at September 30, 2012	865	$—	7.5	$—

Vested or expected to vest at September 30, 2012	865	$—	7.5	$—

Exercisable at September 30, 2012	470	$—	6.3	$—

The following table summarizes information regarding SARs granted and exercised (in thousands, except per SAR amounts):

	Nine Months Ended September 30,
	2012	2011
Number of SARs granted	259	215
Weighted average grant-date fair value per SAR	$5.97	$7.10
Intrinsic value of SARs exercised	$—	$—
Fair value of SARs vested	$1,388	$1,198

The following table summarizes nonvested SARs activity as of September 30, 2012 and for the nine months then ended:

Nonvested Stock Appreciation Rights	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2012	362	$7.90
Granted	259	$5.97
Vested	(175)	$7.98
Forfeited or expired	(51)	$6.76

Nonvested at September 30, 2012	395	$6.74

As of September 30, 2012, there was $1.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested SARs granted under the 2011 Plan and 2001 Plan. This cost is expected to be recognized over a weighted average period of 1.4 years.

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

The following table summarizes nonvested restricted shares/RSUs activity as of September 30, 2012 and for the nine months then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2012	793	$20.39
Granted	420	$15.21
Vested	(195)	$19.74
Forfeited or expired	(146)	$19.03

Nonvested at September 30, 2012	872	$18.25

The following table summarizes information regarding restricted shares/RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Nine Months Ended September 30,
	2012	2011
Number of restricted shares/RSUs granted	420	339
Weighted average grant-date fair value per restricted share/RSU	$15.21	$18.67
Fair value of restricted shares/RSUs vested	$3,845	$4,392

As of September 30, 2012, based on the probability of achieving the performance goals, there was $15.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted shares/RSUs granted under the 2011 Plan and 2001 Plan. This cost is expected to be recognized over a weighted average period of 1.5 years.

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

The following table summarizes nonvested CSUs and share awards activity as of September 30, 2012 and for the nine months then ended:

Nonvested Common Stock Units and Share Awards	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2012	16	$21.08
Granted	42	$16.15
Vested	(31)	$17.75
Forfeited or expired	(1)	$21.83

Nonvested at September 30, 2012	26	$17.18

The following table summarizes information regarding CSUs/share awards granted and vested (in thousands, except per CSU/share award amounts):

	Nine Months Ended September 30,
	2012	2011
Number of CSUs/share awards granted	42	21
Weighted average grant-date fair value per CSU/share award	$16.15	$21.83
Fair value of CSUs/share awards vested	$551	$320

As of September 30, 2012, there was $0.3 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested CSUs granted since March 2008 under the Plan. This cost is expected to be recognized over a weighted average period of 0.3 years.

Deferred Compensation Plan — The Board adopted the Sykes Enterprises, Incorporated non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) on December 17, 1998, which was amended on May 23, 2006. The Deferred Compensation Plan, which was not shareholder-approved, provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president and senior vice presidents and $7,500 per year for vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (See Note 8, Investments Held in Rabbi Trusts.) As of September 30, 2012 and December 31, 2011, liabilities of $5.1 million and $4.2 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.

Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $1.4 million and $1.2 million at September 30, 2012 and December 31, 2011, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes nonvested common stock activity as of September 30, 2012 and for the nine months then ended:

Nonvested Common Stock	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2012	8	$18.30
Granted	13	$15.28
Vested	(13)	$15.63
Forfeited or expired	(1)	$18.22

Nonvested at September 30, 2012	7	$17.17

The following table summarizes information regarding shares of common stock granted and vested (in thousands, except per common stock amounts):

	Nine Months Ended September 30,
	2012	2011
Number of shares of common stock granted	13	10
Weighted average grant-date fair value per common stock	$15.28	$19.19
Fair value of common stock vested	$178	$141
Cash used to settle the obligation	$263	$—

As of September 30, 2012, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 3.0 years.

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

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Three Months Ended September 30, 2012:
Revenues (2)	$237,541	$42,985		$280,526
Percentage of revenues	84.7%	15.3%		100.0%

Depreciation and amortization (2)	$11,353	$1,004		$12,357

Income (loss) from continuing operations	$21,654	$2,359	$(15,341)	$8,672
Other (expense), net			(839)	(839)
Income taxes			309	309

Income from continuing operations, net of taxes				8,142
(Loss) from discontinued operations, net of taxes (3)	$—	$—		—

Net income				$8,142

Total assets as of September 30, 2012	$1,265,146	$1,073,201	$(1,433,732)	$904,615

Three Months Ended September 30, 2011:
Revenues (2)	$241,481	$51,829		$293,310
Percentage of revenues	82.3%	17.7%		100.0%

Depreciation and amortization (2)	$11,954	$1,066		$13,020

Income (loss) from continuing operations	$30,950	$1,893	$(10,761)	$22,082
Other (expense), net			(244)	(244)
Income taxes			(2,969)	(2,969)

Income from continuing operations, net of taxes				18,869
(Loss) from discontinued operations, net of taxes (3)	$—	$(755)		(755)

Net income				$18,114

Total assets as of September 30, 2011	$1,150,752	$1,174,224	$(1,544,084)	$780,892

	Americas	EMEA	Other (1)	Consolidated
Nine Months Ended September 30, 2012:
Revenues (2)	$688,841	$134,585		$823,426
Percentage of revenues	83.7%	16.3%		100.0%

Depreciation and amortization (2)	$33,687	$2,990		$36,677

Income (loss) from continuing operations	$69,388	$1,861	$(39,182)	$32,067
Other (expense), net			(1,838)	(1,838)
Income taxes			(3,569)	(3,569)

Income from continuing operations, net of taxes				26,660
(Loss) from discontinued operations, net of taxes (3)	$(6,302)	$(5,225)		(11,527)

Net income				$15,133

Nine Months Ended September 30, 2011:
Revenues (2)	$735,559	$157,474		$893,033
Percentage of revenues	82.4%	17.6%		100.0%

Depreciation and amortization (2)	$37,317	$3,294		$40,611

Income (loss) from continuing operations	$89,353	$1,171	$(35,794)	$54,730
Other (expense), net			(2,152)	(2,152)
Income taxes			(6,224)	(6,224)

Income from continuing operations, net of taxes				46,354
(Loss) from discontinued operations, net of taxes (3)	$—	$(3,091)		(3,091)

Net income				$43,263

(1)

Other items (including corporate costs, impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the tables above for the three and nine months ended September 30, 2012 and 2011. The accounting policies of the reportable segments are the same as those described in Note 1 to the accompanying Condensed Consolidated Financial Statements. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

(2)	Revenues and depreciation and amortization include results from continuing operations only.

(3)	Includes the (loss) from discontinued operations, net of taxes, as well as the (loss) on sale of discontinued operations, net of taxes, if any.

Note 20. Other (Expense)

Gains and losses resulting from foreign currency transactions are recorded in “Other (expense)” in the accompanying Condensed Consolidated Statements of Operations during the period in which they occur. Other (expense) consists of the following (in thousands):

	Three Months Ended September		Nine Months Ended September 30,
	2012	2011	2012	2011
Foreign currency transaction gains (losses)	$(193)	$(3,589)	$(1,771)	$(2,135)
Gains (losses) on foreign currency derivative instruments not designated as hedges	(849)	3,835	(1,046)	104
Other miscellaneous income (expense)	327	(575)	1,013	(241)

	$(715)	$(329)	$(1,804)	$(2,272)

Note 21. Related Party Transactions

In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the father of Charles E. Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20 year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.1 million and $0.3 million to the landlord during the three and nine months ended September 30, 2012, respectively, and the same amounts during the three and nine months ended September 30, 2011, respectively, under the terms of the lease.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

400 North Ashley Drive

Tampa, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of September 30, 2012, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, of changes in shareholders’ equity for the nine-month periods ended September 30, 2012 and 2011 and three-month period ended December 31, 2011, and of cash flows for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

November 9, 2012

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

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the impact of economic recessions in the U.S. and other parts of the world, (ii) fluctuations in global business conditions and the global economy, (iii) currency fluctuations, (iv) the timing of significant orders for our products and services, (v) variations in the terms and the elements of services offered under our standardized contract including those for future bundled service offerings, (vi) changes in applicable accounting principles or interpretations of such principles, (vii) difficulties or delays in implementing our bundled service offerings, (viii) failure to achieve sales, marketing and other objectives, (ix) construction delays of new or expansion of existing customer contact management centers, (x) delays in our ability to develop new products and services and market acceptance of new products and services, (xi) rapid technological change, (xii) loss or addition of significant clients, (xiii) political and country-specific risks inherent in conducting business abroad, (xiv) our ability to attract and retain key management personnel, (xv) our ability to continue the growth of our support service revenues through additional technical and customer contact management centers, (xvi) our ability to further penetrate into vertically integrated markets, (xvii) our ability to expand our global presence through strategic alliances and selective acquisitions, (xviii) our ability to continue to establish a competitive advantage through sophisticated technological capabilities, (xix) the ultimate outcome of any lawsuits, (xx) our ability to recognize deferred revenue through delivery of products or satisfactory performance of services, (xxi) our dependence on trend toward outsourcing, (xxii) risk of interruption of technical and customer contact management center operations due to such factors as fire, earthquakes, inclement weather and other disasters, power failures, telecommunication failures, unauthorized intrusions, computer viruses and other emergencies, (xxiii) the existence of substantial competition, (xxiv) the early termination of contracts by clients, (xxv) the ability to obtain and maintain grants and other incentives (tax or otherwise), (xxvi) the potential of cost savings/synergies associated with the ICT and Alpine acquisitions not being realized, or not being realized within the anticipated time period, (xxvii) risks related to the integration of the businesses of SYKES and ICT and Alpine and (xxviii) other risk factors which are identified in our most recent Annual Report on Form 10-K, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We provide comprehensive customer contact management solutions and services to a wide range of clients including Fortune 1000 companies, medium-sized businesses, and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure, healthcare and other industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which include customer assistance, healthcare and roadside assistance, technical support and product sales to our clients’ customers. These services, which represented 98% of consolidated revenues during both the three and nine months ended September 30, 2012, are delivered through multiple communication channels encompassing phone, e-mail, Internet, text messaging and chat. We also provide various enterprise support services in the United States (“U.S.”) that include services for our client’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including multilingual sales order processing via the Internet and phone, payment processing, inventory control, product delivery, and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers throughout the United States, Canada, Europe, Latin America, Asia, India and Africa.

Acquisition of Alpine Access, Inc.

On August 20, 2012, we completed the acquisition of Alpine Access, Inc. (“Alpine”), a Delaware corporation and an industry leader in the at-home agent space – recruiting, training, managing and delivering award-winning customer contact management services through a secured and proprietary virtual call center environment with its operations located in the United States and Canada. We refer to such acquisition herein as the “Alpine acquisition.”

The total purchase price of $149.0 million was funded by $41.0 million in cash on hand and borrowings of $108.0 million under our credit agreement with KeyBank National Association, dated May 3, 2012. We repaid $10.0 million and now have $147.0 million available for future borrowings under our New Credit Agreement. See “Liquidity & Capital Resources” later in this Item 2 and Note 12, Borrowings, of “Notes to Condensed Consolidated Financial Statements” for further information.

The results of operations of Alpine have been reflected in the accompanying Condensed Consolidated Statement of Operations since August 20, 2012.

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

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$280,526	$293,310	$823,426	$893,033
Percentage of revenues	100.0%	100.0%	100.0%	100.0%
Direct salaries and related costs	$183,628	$189,082	$536,758	$581,952
Percentage of revenues	65.5%	64.5%	65.2%	65.2%
General and administrative	$87,905	$82,116	$254,247	$259,019
Percentage of revenues	31.3%	28.0%	30.9%	29.0%
Net (gain) loss on disposal of property and equipment	$199	$(8)	$83	$(3,432)
Percentage of revenues	0.1%	(0.0)%	0.0%	(0.4)%
Impairment of long-lived assets	$122	$38	$271	$764
Percentage of revenues	0.0%	0.0%	0.0%	0.1%
Income from continuing operations	$8,672	$22,082	$32,067	$54,730
Percentage of revenues	3.1%	7.5%	3.9%	6.1%

The following table summarizes our revenues for the periods indicated, by reporting segment (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Americas	$237,541	84.7%	$241,481	82.3%	$688,841	83.7%	$735,559	82.4%
EMEA	42,985	15.3%	51,829	17.7%	134,585	16.3%	157,474	17.6%

Consolidated	$280,526	100.0%	$293,310	100.0%	$823,426	100.0%	$893,033	100.0%

The following table summarizes certain amounts and percentages of revenues for the periods indicated, by reporting segment (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Direct salaries and related costs:
Americas	$154,292	65.0%	$152,827	63.3%	$440,335	63.9%	$468,330	63.7%
EMEA	29,336	68.2%	36,255	70.0%	96,423	71.6%	113,622	72.2%

Consolidated	$183,628	65.5%	$189,082	64.5%	$536,758	65.2%	$581,952	65.2%

General and administrative:
Americas	$61,261	25.8%	$57,674	23.9%	$178,739	25.9%	$180,549	24.5%
EMEA	11,303	26.3%	13,681	26.4%	36,326	27.0%	42,676	27.1%
Corporate	15,341	—	10,761	—	39,182	—	35,794	—

Consolidated	$87,905	31.3%	$82,116	28.0%	$254,247	30.9%	$259,019	29.0%

Net (gain) loss on disposal of property and equipment:
Americas	$212	0.1%	$(8)	(0.0)%	$108	0.0%	$(3,439)	(0.5)%
EMEA	(13)	(0.0)%	—	0.0%	(25)	(0.0)%	7	0.0%

Consolidated	$199	0.1%	$(8)	(0.0)%	$83	0.0%	$(3,432)	(0.4)%

Impairment of long-lived assets:
Americas	$122	0.1%	$38	0.0%	$271	0.0%	$764	0.1%
EMEA	—	0.0%	—	0.0%	—	0.0%	—	0.0%

Consolidated	$122	0.0%	$38	0.0%	$271	0.0%	$764	0.1%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues

For the three months ended September 30, 2012, we recognized consolidated revenues of $280.5 million, a decrease of $12.8 million or 4.4%, from $293.3 million of consolidated revenues for the comparable period in 2011.

On a geographic segment basis, revenues from the Americas region, including the United States, Canada, Latin America, Australia and the Asia Pacific Rim, represented 84.7%, or $237.5 million, for the three months ended September 30, 2012 compared to 82.3%, or $241.5 million, for the comparable period in 2011. Revenues from the EMEA region, including Europe, the Middle East and Africa represented 15.3%, or $43.0 million, for the three months ended September 30, 2012 compared to 17.7%, or $51.8 million, for the comparable period in 2011.

Americas’ revenues decreased $4.0 million, including the negative foreign currency impact of $0.7 million, for the three months ended September 30, 2012 from the comparable period in 2011. The remaining decrease of $3.3 million was primarily due to end-of-life client programs of $19.5 million and lower volumes from existing contracts of $14.0 million, partially offset by new contract sales of $20.1 million and Alpine acquisition revenues of $10.1 million. Revenues from our offshore operations represented 47.2% of Americas’ revenues, compared to 48.9% for the comparable period in 2011. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our continual focus to re-price or replace certain sub-profitable target client programs.

EMEA’s revenues decreased $8.8 million, including the negative foreign currency impact of $4.1 million, for the three months ended September 30, 2012 from the comparable period in 2011. The remaining decrease of $4.7 million was primarily due to end-of-life client programs of $7.5 million (including programs exited relating to the closure of certain sites in connection with the Fourth Quarter 2011 Exit Plan) and lower volumes from existing contracts of $2.9 million, partially offset by new contract sales of $5.7 million.

On a consolidated basis, we had 40,200 brick-and-mortar seats as of September 30, 2012, a decrease of 1,600 seats from the comparable period in 2011. The capacity utilization rate on a combined basis was 73% compared to 72% from the comparable period in 2011. This increase was primarily due to a combination of seat rationalizations associated with the strategic actions in connection with the Fourth Quarter 2011 Exit Plan (see Note 4, Costs Associated with Exit or Disposal Activities, of “Notes to Condensed Consolidated Financial Statements”).

On a geographic segment basis, 34,900 seats were located in the Americas, a decrease of 1,000 seats from the comparable period in 2011, and 5,300 seats were located in EMEA, a decrease of 600 seats from the comparable period in 2011. The consolidated offshore seat count as of September 30, 2012 was 22,400, or 56%, of our total seats, a decrease of 200 seats, or 1%, from the comparable period in 2011. Capacity utilization rates as of September 30, 2012 were 72% for the Americas and 78% for EMEA, compared to 73% and 70%, respectively, as of September 30, 2011, primarily due to seat rationalizations associated with the strategic actions in connection with the Fourth Quarter 2011 Exit Plan.

We achieved our 2012 gross seat addition target of approximately 3,700 seats at the end of the third quarter of 2012. For the year ended December 31, 2012, the total seat count on a net basis is expected to decline by approximately 2,000 seats from 2011, primarily due to the strategic actions outlined in the Fourth Quarter 2011 Exit Plan.

Direct Salaries and Related Costs

Direct salaries and related costs decreased $5.5 million, or 2.9%, to $183.6 million for the three months ended September 30, 2012 from $189.1 million in the comparable period in 2011.

On a reporting segment basis, direct salaries and related costs from the Americas segment increased $1.5 million, including the positive foreign currency impact of $0.1 million, for the three months ended September 30, 2012 from the comparable period in 2011. Direct salaries and related costs from the EMEA segment decreased $7.0 million, including the positive foreign currency impact of $2.7 million, for the three months ended September 30, 2012 from the comparable period in 2011.

In the Americas segment, as a percentage of revenues, direct salaries and related costs increased to 65.0% for the three months ended September 30, 2012 from 63.3% in the comparable period in 2011. This increase of 1.7%, as a percentage of revenues, was primarily attributable to higher compensation costs of 1.8% principally driven by lower demand without a commensurate reduction in labor costs and higher other costs of 0.2%, partially offset by lower communication costs of 0.3%.

In the EMEA segment, as a percentage of revenues, direct salaries and related costs decreased to 68.2% for the three months ended September 30, 2012 from 70.0% in the comparable period of 2011. This decrease of 1.8%, as a percentage of revenues, was primarily attributable to lower billable supply costs of 1.2%, lower compensation costs of 0.7% due to a workforce reduction in connection with the Fourth Quarter 2011 Exit Plan, lower communication costs of 0.2% and lower other costs of 0.3%, partially offset by higher fulfillment materials costs of 0.4% and higher travel costs of 0.2%.

General and Administrative

General and administrative expenses increased $5.8 million, or 7.1%, to $87.9 million for the three months ended September 30, 2012 from $82.1 million in the comparable period in 2011.

On a reporting segment basis, general and administrative expenses from the Americas segment increased $3.6 million, including the positive foreign currency impact of $0.1 million, for the three months ended September 30, 2012 from the comparable period in 2011. General and administrative expenses from the EMEA segment decreased $2.4 million, including the positive foreign currency impact of $1.0 million, for the three months ended September 30, 2012 from the comparable period in 2011. Corporate general and administrative expenses increased $4.6 million for the three months ended September 30, 2012 from the comparable period in 2011. This increase of $4.6 million was primarily attributable to higher merger and acquisition costs of $3.4 million related to the Alpine acquisition, higher compensation costs of $1.4 million and higher consulting costs of $0.3 million, partially offset by lower facility-related charges of $0.4 million and lower other costs of $0.1 million.

In the Americas segment, as a percentage of revenues, general and administrative expenses increased to 25.8% for the three months ended September 30, 2012 from 23.9% in the comparable period in 2011. This increase of 1.9%, as a percentage of revenues, was primarily attributable to higher compensation costs of 0.7% primarily related to lower demand without a commensurate reduction in labor costs, higher software maintenance costs of 0.3%, higher legal and professional fees of 0.3%, higher facility-related costs of 0.2%, higher insurance costs of 0.2%, higher taxes of 0.1%, higher communications costs of 0.1% and higher other costs of 0.4%, partially offset by lower equipment and maintenance costs of 0.4%.

In the EMEA segment, as a percentage of revenues, general and administrative expenses decreased to 26.3% for the three months ended September 30, 2012 from 26.4% in the comparable period in 2011. This decrease of 0.1%, as a percentage of revenues, was primarily attributable to lower legal and professional fees of 0.2% and lower severance-related costs of 0.2%, partially offset by higher compensation costs of 0.2% and higher other costs of 0.1%.

Net (Gain) Loss on Disposal of Property and Equipment

Net (gain) loss on disposal of property and equipment was $0.2 million for the three months ended September 30, 2012, compared to less than $(0.1) million for the comparable 2011 period.

Impairment of Long-Lived Assets

Impairment of long-lived assets was $0.1 million and less than $0.1 million for the three months ended September 30, 2012 and 2011, respectively, in the Americas segment. The impairment losses represented the amount by which the carrying value of the assets exceeded the estimated fair value of those assets which cannot be redeployed to other locations. See Note 5, Fair Value, of the “Notes to Condensed Consolidated Financial Statements” for further information.

Interest Income

Interest income was $0.3 million for the three months ended September 30, 2012, compared to $0.4 million in the same period in 2011, reflecting lower average invested balances of interest bearing investments in cash and cash equivalents.

Interest (Expense)

Interest (expense) was $(0.4) million for the three months ended September 30, 2012, compared to $(0.3) million in the same period in 2011. The increase of $0.1 million primarily reflects interest and fees on borrowings related to the late August acquisition of Alpine in the 2012 period.

Other (Expense)

Other (expense), net, was $(0.7) million for the three months ended September 30, 2012, compared to $(0.3) million in the same period in 2011. The net increase in other (expense), net, of $(0.4) million was primarily attributable to an increase of $4.7 million in foreign currency forward contract losses (which were not designated as hedging instruments), partially offset by a decrease of $3.4 million in realized and unrealized foreign currency transaction losses, net of gains and an increase of $0.9 million in other miscellaneous income, net. Other (expense), net, excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in “Accumulated other comprehensive income” in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Income Taxes

Income tax (benefit) of $(0.3) million for the three months ended September 30, 2012, was based upon pre-tax book income of $7.8 million. Income tax expense of $3.0 million for the three months ended September 30, 2011, was based upon pre-tax book income of $21.8 million. The effective tax rate for the three months ended September 30, 2012 was (3.9)% compared to an effective tax rate of 13.6% for the same period in 2011. The decrease in the effective tax rate is primarily due to the recognition of tax benefits for acquisition and integration costs incurred for Alpine.

(Loss) from Discontinued Operations

We sold our Spanish operations in March 2012 and accounted for this transaction in accordance with Accounting Standards Codification (“ASC”) 205-20 “Discontinued Operation”. Accordingly, we reclassified the results of operations for the three months ended September 30, 2011 to discontinued operations. The loss from discontinued operations, net of taxes, totaled $0.8 million for the three months ended September 30, 2011. There was no tax impact on the loss from discontinued operations.

Net Income

As a result of the foregoing, we reported income from continuing operations for the three months ended September 30, 2012 of $8.7 million, a decrease of $13.4 million from the comparable period in 2011. This decrease was principally attributable to a $12.8 million decrease in revenues and a $5.8 million increase in general and administrative expenses and a $0.3 million increase in net loss on disposal of property and equipment, partially offset by a $5.5 million decrease in direct salaries and related costs. In addition to the $13.4 million decrease in income from continuing operations, we experienced a $0.4 million increase in other (expense), net, a decrease in interest income of $0.1 million and increase in interest (expense) of $0.1 million, partially offset by a $3.3 million decrease in income taxes and a decrease of $0.8 million in loss from discontinued operations, resulting in net income of $8.1 million for the three months ended September 30, 2012, a decrease of $9.9 million compared to the same period in 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues

For the nine months ended September 30, 2012, we recognized consolidated revenues of $823.4 million, a decrease of $69.6 million, or 7.8%, from $893.0 million of consolidated revenues for the comparable period in 2011.

On a geographic segment basis, revenues from the Americas region, including the United States, Canada, Latin America, Australia and the Asia Pacific Rim, represented 83.7%, or $688.8 million, for the nine months ended September 30, 2012 compared to 82.4%, or $735.5 million, for the comparable period in 2011. Revenues from the EMEA region, including Europe, the Middle East and Africa represented 16.3%, or $134.6 million, for the nine months ended September 30, 2012 compared to 17.6%, or $157.5 million, for the comparable period in 2011.

Americas’ revenues decreased $46.7 million, including the negative foreign currency impact of $4.3 million, for the nine months ended September 30, 2012 from the comparable period in 2011. The remaining decrease of $42.4 million was primarily due to end-of-life client programs of $71.3 million and lower volumes from existing contracts of $21.4 million, partially offset by new contract sales of $40.2 million and Alpine acquisition revenues of $10.1 million. Revenues from our offshore operations represented 48.7% of Americas’ revenues, compared to 47.4% for the comparable period in 2011. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our continual focus to re-price or replace certain sub-profitable target client programs.

EMEA’s revenues decreased $22.9 million, including the negative foreign currency impact of $10.9 million, for the nine months ended September 30, 2012 from the comparable period in 2011. The remaining decrease of $12.0 million was primarily due to end-of-life client programs of $28.0 million, partially offset by new contract sales of $12.4 million and higher volumes from existing contracts of $3.6 million.

Direct Salaries and Related Costs

Direct salaries and related costs decreased $45.2 million, or 7.8%, to $536.8 million for the nine months ended September 30, 2012 from $582.0 million in the comparable period in 2011.

On a reporting segment basis, direct salaries and related costs from the Americas segment decreased $28.0 million, including the positive foreign currency impact of $2.2 million, for the nine months ended September 30, 2012 from the comparable period in 2011. Direct salaries and related costs from the EMEA segment decreased $17.2 million, including the positive foreign currency impact of $7.6 million, for the nine months ended September 30, 2012 from the comparable period in 2011.

In the Americas segment, as a percentage of revenues, direct salaries and related costs increased to 63.9% for the nine months ended September 30, 2012 from 63.7% in the comparable period in 2011. This increase of 0.2%, as a percentage of revenues, was primarily attributable to higher compensation costs of 0.2%, higher travel costs of 0.1% and higher other costs of 0.2%, partially offset by lower communication costs of 0.3%.

In the EMEA segment, as a percentage of revenues, direct salaries and related costs remained decreased to 71.6% for the nine months ended September 30, 2012 from 72.2% in the comparable period in 2011. This decrease of 0.6%, as a percentage of revenues, was primarily attributable to lower compensation costs of 0.5%, lower billable supply costs of 0.3% and lower other costs of 0.4%, partially offset by higher fulfillment materials costs of 0.3% and higher severance costs of 0.3%.

General and Administrative

General and administrative expenses decreased $4.8 million, or 1.9%, to $254.2 million for the nine months ended September 30, 2012 from $259.0 million in the comparable period in 2011.

On a reporting segment basis, general and administrative expenses from the Americas segment decreased $1.8 million, including the positive foreign currency impact of $0.7 million, for the nine months ended September 30, 2012 from the comparable period in 2011. General and administrative expenses from the EMEA segment decreased $6.4 million, including the positive foreign currency impact of $2.8 million, for the nine months ended September 30, 2012 from the comparable period in 2011. Corporate general and administrative expenses increased $3.4 million for the nine months ended September 30, 2012 from the comparable period in 2011. This increase of $3.4 million was primarily attributable to higher merger and acquisition costs of $2.5 million, higher compensation costs of $1.1 million, higher legal and professional fees of $0.9 million, higher consulting costs of $0.3 million and higher other costs of $0.1 million, partially offset by lower charitable contributions of $1.2 million and lower facility-related costs of $0.3 million.

In the Americas segment, as a percentage of revenues, general and administrative expenses increased to 25.9% for the nine months ended September 30, 2012 from 24.5% in the comparable period in 2011. This increase of 1.4%, as a percentage of revenues, was primarily attributable to higher facility-related costs of 0.5% due to the closure of certain sites in connection with the Fourth Quarter 2011 Exit Plan, higher compensation costs of 0.5% primarily related to lower demand without a commensurate reduction in labor costs, higher taxes of 0.2%, higher depreciation and amortization of 0.2%, higher communication costs of 0.1% and higher other costs of 0.1%, partially offset by lower equipment and maintenance costs of 0.2%.

In the EMEA segment, as a percentage of revenues, general and administrative expenses decreased to 27.0% for the nine months ended September 30, 2012 from 27.1% in the comparable period in 2011. This decrease of 0.1%, as a percentage of revenues, was primarily attributable to lower merger and acquisition costs of 0.3%, lower equipment and maintenance costs of 0.2% and lower depreciation and amortization of 0.2%, partially offset by higher facility-related costs of 0.4% due primarily to lower demand without a commensurate reduction in these costs and higher severance-related costs of 0.2%.

Net (Gain) Loss on Disposal of Property and Equipment

Net (gain) loss on disposal of property and equipment was $0.1 million for the nine months ended September 30, 2012, compared to $(3.4) million for the comparable 2011 period. The gain in the 2011 period primarily related to the sale of land and a building located in Minot, North Dakota in 2011.

Impairment of Long-Lived Assets

Impairment of long-lived assets was $0.3 million and $0.8 million for the nine months ended September 30, 2012 and 2011, respectively, in the Americas segment. The impairment losses represented the amount by which the carrying value of the assets exceeded the estimated fair value of those assets which cannot be redeployed to other locations. See Note 5, Fair Value, of the “Notes to Condensed Consolidated Financial Statements” for further information.

Interest Income

Interest income remained unchanged at $1.0 million for the nine months ended September 30, 2012 and 2011.

Interest (Expense)

Interest (expense) was $(1.0) million for the nine months ended September 30, 2012, compared to $(0.8) million in the same period in 2011. The increase of $0.2 million reflects interest and fees on borrowings related to the late August acquisition of Alpine in the 2012 period.

Other (Expense)

Other (expense), net, was $(1.8) million for the nine months ended September 30, 2012, compared to $(2.3) million in the same period in 2011. The net decrease in other (expense), net, of $(0.5) million was primarily attributable to an decrease of $0.4 million in realized and unrealized foreign currency transaction losses, net of gains and an increase of $1.3 million in other miscellaneous income, net, partially offset by an increase of $1.2 million in foreign currency forward contract losses (which were not designated as hedging instruments). Other (expense), net, excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in “Accumulated other comprehensive income” in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Income Taxes

Income tax expense of $3.6 million for the nine months ended September 30, 2012, reflects the recognition of tax benefits for acquisition and integration costs incurred for Alpine, and was based upon pre-tax book income of $30.2 million. Income tax expense of $6.2 million for the nine months ended September 30, 2011 reflects the recognition of a net $3.2 million tax benefit primarily related to a favorable resolution of a tax audit, and was based upon pre-tax book income of $52.6 million. The effective tax rate remained unchanged at 11.8% for the nine months ended September 30, 2012 and 2011.

(Loss) from Discontinued Operations

We sold our Spanish operations in March 2012 and, accordingly, we reclassified the results of operations for the nine months ended September 30, 2011 to discontinued operations. The loss from discontinued operations, net of taxes, totaled $0.8 million and $3.1 million for the nine months ended September 30, 2012 and 2011, respectively. The loss on sale of discontinued operations, net of taxes, totaled $10.7 million for the nine months ended September 30, 2012. There was no tax impact on either the loss from discontinued operations or the loss on sale of discontinued operations.

Net Income

As a result of the foregoing, we reported income from continuing operations for the nine months ended September 30, 2012 of $32.1 million, a decrease of $22.6 million from the comparable period in 2011. This decrease was principally attributable to a $69.6 million decrease in revenues and a $3.5 million decrease in net gain on disposal of property and equipment, partially offset by a $45.2 million decrease in direct salaries and related costs, a $4.8 million decrease in general and administrative expenses and a $0.5 million decrease in the impairment of long-lived assets. In addition to the $22.6 million decrease in income from continuing operations, we experienced a $10.7 million loss on the sale of discontinued operations and a $0.2 million increase in interest (expense), partially offset by a $2.6 million decrease in income taxes, a $2.3 million decrease in loss from discontinued operations and a $0.5 million decrease in other (expense), net, resulting in net income of $15.1 million for the nine months ended September 30, 2012, a decrease of $28.1 million compared to the same period in 2011.

Client Concentration

Our top ten clients accounted for approximately 48.5% and 48.7% of our consolidated revenues in the three and nine months ended September 30, 2012, respectively, up from approximately 45.3% and 44.3% of our consolidated revenues in the three and nine months ended September 30, 2011.

Total consolidated revenues included $36.8 million, or 13.1%, and $97.9 million, or 11.9%, of consolidated revenues, for the three and nine months ended September 30, 2012, respectively, from AT&T Corporation, a major provider of communication services for which we provide various customer support services over several distinct lines of AT&T business. This included $36.0 million and $95.7 million in revenue from the Americas for the three and nine months ended September 30, 2012, respectively, and $0.8 million and $2.2 million in revenue from EMEA for the three and nine months ended September 30, 2012, respectively. Our next largest client, which is in the financial services vertical market, accounted for $18.7 million, or 6.7%, and $51.9 million, or 6.3%, of consolidated revenues, for the three and nine months ended September 30, 2012, respectively.

The total consolidated revenues for the comparable periods as it relates to our largest client were $33.6 million, or 11.5%, and $100.7 million, or 11.3%, of consolidated revenues, for the three and nine months ended September 30, 2011, respectively. This included $32.8 million and $98.2 million in revenue from the Americas for the three and nine months ended September 30, 2011, respectively, and $0.8 million and $2.5 million in revenue from EMEA for the three and nine months ended September 30, 2011, respectively. Our next largest client, which is in the financial services vertical market, accounted for $14.8 million, or 5.1%, and $38.0 million, or 4.3%, of consolidated revenues, for the three and nine months ended September 30, 2011, respectively.

We have multiple distinct contracts with AT&T spread across multiple lines of businesses, which expire between 2012 and 2015. We have historically renewed most of these contracts. However, there is no assurance that these contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts. Each line of business is governed by separate business terms, conditions and metrics. Each line of business also has a separate decision maker such that a loss of one line of business would not necessarily impact our relationship with the client and decision makers on other lines of business. The loss of (or the failure to retain a significant amount of business with) any of our key clients, including AT&T, could have a material adverse effect on our performance. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of our services under our contracts without penalty.

Business Outlook

For the twelve months ended December 31, 2012, we anticipate the following financial results:

•	Revenues in the range of $1,123.0 million to $1,128.0 million;

•	Effective tax rate of approximately 14%;

•	Fully diluted share count of approximately 43.1 million;

•	Diluted earnings per share of approximately $0.80 to $0.85; and

•	Capital expenditures in the range of $40.0 million to $44.0 million

Not included in this guidance is the impact of any future acquisitions or share repurchase activities.

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

On August 18, 2011, our Board authorized us to purchase up to 5.0 million shares of our outstanding common stock (the “2011 Share Repurchase Program”). During the nine months ended September 30, 2012, we repurchased 0.5 million common shares under the 2011 Share Repurchase Program at prices ranging from $13.85 to $15.00 per share for a total cost of $7.9 million. As of September 30, 2012, a total of 3.0 million shares have been repurchased under the 2011 Share Repurchase Program. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date. From time to time, we will make additional discretionary stock repurchases under this program in 2012.

During the nine months ended September 30, 2012, cash increased $55.3 million from operating activities, $108.0 million due to proceeds from the issuance of long-term debt, $0.4 million from the proceeds from sale of property and equipment, $0.4 million due to a release of restricted cash and $0.3 million of other. Further, we paid $147.1 million for the Alpine acquisition, used $26.4 million for capital expenditures, used $10.0 million to repay long-term debt, divested cash of $9.1 million in conjunction with the sale of discontinued operations in Spain, used

$7.9 million to repurchase our stock, used $1.4 million to repurchase stock for minimum tax withholding on equity awards and paid $0.9 million for loan fees, resulting in a $34.6 million decrease in available cash (including the favorable effects of foreign currency exchange rates on cash of $3.8 million).

Net cash flows provided by operating activities for the nine months ended September 30, 2012 were $55.3 million, compared to $79.9 million for the comparable 2011 period. The $24.6 million decrease in net cash flows from operating activities was due to an $28.1 million decrease in net income and a net decrease of $3.2 million in cash flows from assets and liabilities, partially offset by a $6.7 million increase in non-cash reconciling items such as depreciation and amortization, loss on the sale of discontinued operations, net (gain) loss on disposal of property and equipment and unrealized foreign currency transaction (gains) losses, net. The $3.2 million decrease in cash flows from assets and liabilities was principally a result of a $16.3 million increase in accounts receivable, partially offset by a $6.1 million increase in other liabilities, a $5.2 million increase in taxes payable, a $1.4 million decrease in other assets and a $0.4 million increase in deferred revenue. The decrease in cash flows from assets and liabilities primarily relates to the timing of receivables’ billings and subsequent payments of those billings, partially offset by a reduction in revenues in the nine months ended September 30, 2012 over the comparable period in 2011.

During March 2012, we committed to a plan and sold our operations in Spain (the “Spanish operations”). Cash flows from discontinued operations were as follows (in millions):

	Nine Months Ended September 30,
	2012	2011
Cash (used for) provided by operating activities of discontinued operations	$(4,530)	$2,538
Cash (used for) investing activities of discontinued operations	(8,887)	(692)
Cash provided by financing activities of discontinued operations	12,568	0

Cash (used for) operating activities of discontinued operations primarily represents cash used by the Spanish operations during the nine months ended September 30, 2012. Cash (used for) investing activities of discontinued operations for the nine months ended September 30, 2012 primarily represents the cash divested upon the sale of the Spanish operations. Cash provided by financing activities of discontinued operations for the nine months ended September 30, 2012 primarily represents our cash capital contributions made prior to the sale of the Spanish operations. We do not expect the sale of our Spanish operations to negatively affect our future liquidity and capital resources.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $26.4 million for the nine months ended September 30, 2012, compared to $21.8 million for the comparable period in 2011, an increase of $4.6 million. In 2012, we anticipate capital expenditures in the range of $40.0 million to $44.0 million, primarily for maintenance and systems infrastructure.

On May 3, 2012, we entered into a $245 million revolving credit facility (the “New Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (“KeyBank”). The New Credit Agreement replaces our previous $75 million revolving credit facility dated February 2, 2010, as amended, which agreement was terminated simultaneous with entering into the New Credit Agreement. The New Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. At September 30, 2012, we were in compliance with all loan requirements of the New Credit Agreement and had $98.0 million of outstanding borrowings under this facility.

The New Credit Agreement includes a $184 million alternate-currency sub-facility, a $10 million swingline sub-facility and a $35 million letter of credit sub-facility, and may be used for general corporate purposes including acquisitions, share repurchases, working capital support and letters of credit, subject to certain limitations. We are not currently aware of any inability of our lenders to provide access to the full commitment of funds that exist under the New Credit Agreement, if necessary. However, there can be no assurance that such facility will be available to us, even though it is a binding commitment of the financial institutions. The New Credit Agreement will mature on May 2, 2017.

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

As of September 30, 2012, we had $176.6 million in cash and cash equivalents, of which approximately 96.0% or $169.5 million, was held in international operations and may be subject to additional taxes if repatriated to the United States, including withholding tax applied by the country of origin and an incremental U.S. income tax, net of allowable foreign tax credits. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions.

In April 2012, we received an assessment for the Canadian 2003-2006 audit for which we filed a Notice of Objection in July 2012. As required by the Notice of Objection process, we paid mandatory security deposits in the amount of $14.2 million to the Canadian Revenue Agency and $0.4 million to the Province of Ontario. This process will allow us to submit the case to the U.S. and Canada Competent Authority for ultimate resolution. Although the outcome of examinations by taxing authorities is always uncertain, we believe we are adequately reserved for this audit and that resolution is not expected to have a material impact on our financial condition and results of operations.

On August 20, 2012, we completed the acquisition of Alpine Access, Inc. (“Alpine”), a Delaware corporation, pursuant to the Agreement and Plan of Merger, dated July 27, 2012. The purchase price of $149.0 million was funded through cash on hand of $41.0 million and borrowings of $108.0 million under the Company’s credit agreement, dated May 3, 2012. The purchase price is subject to increase based on the amount of Alpine’s cash and cash equivalents at the closing of the merger, subject to decrease based on the amount of certain indebtedness at the closing of the merger, and subject to certain post-closing adjustments relating to Alpine’s working capital at the closing of the merger. Twelve million dollars of the purchase price was placed in an escrow account as security for the indemnification obligations of Alpine’s stockholders under the merger agreement.

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

Off-Balance Sheet Arrangements and Other

At September 30, 2012, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table summarizes the material changes to our contractual cash obligations as of September 30, 2012 and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years	Other
Operating leases(1)	$20,320	$1,458	$10,716	$3,032	$5,114	$—
Purchase obligations(2)	6,531	1,703	4,543	236	49	—
Long-term tax liabilities (3)	11,752	—	—	—	—	11,752

	$38,603	$3,161	$15,259	$3,268	$5,163	$11,752

(1)	Amounts represent the expected cash payments under our operating leases.

(2)

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(3)

Long-term tax liabilities include uncertain tax positions and related penalties and interest as discussed in Note 14 to the accompanying Condensed Consolidated Financial Statements. The amount in the table has been reduced by a $14.2 million mandatory security deposit paid to the Canadian Revenue Agency and the $0.4 million deposit paid to the Province of Ontario during the nine months ended September 30, 2012, which are included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2012. We cannot make reasonably reliable estimates of the cash settlement of $11.8 million of the long-term liabilities with the taxing authority; therefore, amounts have been excluded from payments due by period.

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

Revenues from fulfillment services account for 1.4% and 1.5% of total consolidated revenues for the nine months ended September 30, 2012 and 2011, respectively, some of which contain multiple-deliverables. The service offerings for these fulfillment service contracts typically include pick-pack-and-ship, warehousing, process management, finished goods assembly and pass-through costs. In accordance with ASC 605-25 “Revenue Recognition — Multiple-Element Arrangements” (“ASC 605-25”) (as amended by Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force”) (“ASU 2009-13”), we determine if the services provided under these contracts with multiple-deliverables represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value, and where return rights exist, delivery or performance of the undelivered items is considered probable and substantially within our control. If those deliverables are determined to be separate units of accounting, revenues from these services are recognized as the services are performed under a fully executed contractual agreement. If those deliverables are not determined to be separate units of accounting, revenue for the delivered services are bundled into a single unit of accounting and recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate.

As a result of the adoption of ASU 2009-13, the Company allocates revenue to each of the deliverables based on a selling price hierarchy of vendor specific objective evidence (“VSOE”), third-party evidence, and then estimated selling price. VSOE is based on the price charged when the deliverable is sold separately. Third-party evidence is based on largely interchangeable competitor services in standalone sales to similarly situated customers. Estimated selling price is based on our best estimate of what the selling prices of deliverables would be if they were sold regularly on a standalone basis. Estimated selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies, service offerings, and customer classifications. Once we allocate revenue to each deliverable, we recognize revenue when all revenue recognition criteria are met. As of September 30, 2012, our fulfillment contracts with multiple-deliverables met the separation criteria as outlined in ASC 605-25 and the revenue was accounted for accordingly. We have no other contracts that contain multiple-deliverables as of September 30, 2012.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts, $4.9 million as of September 30, 2012 or 2.0% of trade account receivables, for estimated losses arising from the inability of our customers to make required payments. Our estimate is based on qualitative and quantitative analyses, including credit risk measurement tools and methodologies using the publicly available credit and capital market information, a review of the current status of our trade accounts receivable and historical collection experience of our clients. It is reasonably possible that our estimate of the allowance for doubtful accounts will change if the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments.

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

As of December 31, 2011, we determined that a total valuation allowance of $38.5 million was necessary to reduce U.S. deferred tax assets by $4.7 million and foreign deferred tax assets by $33.8 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $22.8 million as of December 31, 2011 is dependent upon future profitability within each tax jurisdiction. As of September 30, 2012, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax assets will be realized.

In April 2012, we received an assessment for the Canadian 2003-2006 audit for which we filed a Notice of Objection in July 2012. As required by the Notice of Objection process, we paid mandatory security deposits in the amount of $14.2 million to the Canadian Revenue Agency and $0.4 million to the Province of Ontario, which are included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2012 and “Cash paid during period for income taxes” in the accompanying Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012. This process will allow us to submit the case to the U.S. and Canada Competent Authority for ultimate resolution. Although the outcome of examinations by taxing authorities is always uncertain, we believe we are adequately reserved for this audit and that resolution is not expected to have a material impact on our financial condition and results of operations.

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

We evaluate tax positions that have been taken or are expected to be taken in our tax returns, and record a liability for uncertain tax positions in accordance with ASC 740. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. We had $17.3 million and $17.1 million of unrecognized tax benefits as of September 30, 2012 and December 31, 2011, respectively.

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

Impairment of Goodwill, Intangibles and Other Long-Lived Assets

We review long-lived assets, which had a carrying value of $400.4 million as of September 30, 2012, including goodwill, intangibles and property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge, or loss, to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

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

In July 2012, the FASB issued ASU 2012-02 “Intangibles — Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). The amendments in ASU 2012-02 provide entities with the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. Under the amendments in ASU 2012-02, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not expect the adoption of ASU 2012-02 to materially impact our financial condition, results of operations and cash flows.

Unless we need to clarify a point to readers, we will refrain from citing specific section references when discussing the application of accounting principles or addressing new or pending accounting rule changes.

U.S. Healthcare Reform Acts

In March 2010, the President of the United States signed into law comprehensive healthcare reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the “Acts”). The Acts contain provisions that could materially impact the Company’s healthcare costs in the future, thus adversely affecting the Company’s profitability. We are currently evaluating the potential impact of the Acts, if any, on our financial condition, results of operations and cash flows. Preliminary analyses indicate that the increased cost of providing healthcare benefits in the future may not materially affect the Company’s profitability; however there are many provisions of the legislation that have yet to be defined and which may be affected by the 2012 national elections. The effect on the Company’s healthcare costs in the future may not be known for some time.

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

In order to hedge a portion of our anticipated cash flow requirements denominated in PHP and CRC, we had outstanding forward contracts and options as of September 30, 2012 with counterparties through December 2012 with notional amounts totaling $113.0 million. As of September 30, 2012, we had net total derivative assets associated with these contracts with a fair value of $1.4 million, which will settle within the next 12 months. If the USD was to weaken against the PHP and CRC by 10% from current period-end levels, we would incur a loss of approximately $7.8 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We also entered into forward contracts that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of September 30, 2012, the fair value of these derivatives was a net payable of less than $0.1 million. The potential loss in fair value at September 30, 2012, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $5.2 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of September 30, 2012, we had $98.0 million in borrowings outstanding under the revolving credit facility. Based on our level of variable rate debt outstanding during the three and nine months ended September 30, 2012, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had a $0.1 million impact on our results of operations.

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

Item 4. Controls and Procedures

As of September 30, 2012, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of September 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 29, 2012. Our risk factors have not changed materially since December 31, 2011 other than the addition of the risks related to the acquisition of Alpine Access, Inc. below:

Risks Related to Our Growth Strategy

We may not succeed in our continued efforts to fully integrate the operations of Alpine into our own, which may adversely affect our business and the value of our common stock.

It is possible that the integration of the operations of Alpine into our own could result in the disruption of ongoing businesses or identify inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers, distributors, creditors and lessors, or to achieve the full level of anticipated benefits of the acquisition.

Specifically, issues addressed in completing the integration of the operations of Alpine into our own operations in order to realize the anticipated benefits of the acquisition include, among other things:

•	integrating our information technology systems with those of Alpine;

•	conforming standards, controls, procedures and policies, business cultures and compensation structures between the companies;

•	consolidating corporate and administrative infrastructures;

•	retaining existing customers and attracting new customers;

•	identifying and eliminating redundant and underperforming operations and assets;

•	coordinating geographically dispersed organizations;

•	managing tax costs or inefficiencies associated with integrating the operations of the combined company; and

•	making any necessary modifications to operating control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.

Integration efforts between the two companies at times may divert management attention and resources. An inability to realize the full extent of, or any of, the anticipated benefits of the acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of the shares of our common stock.

In addition, the actual integration may result in additional and unforeseen expenses, and the full amount of anticipated benefits of the integration plan may not be realized. If we are not able to adequately address these challenges, we may be unable to fully integrate Alpine’s operations into our own, or to realize the full amount of anticipated benefits of the integration of the two companies.

We have substantial goodwill and if it becomes impaired, then our profits would be significantly reduced or eliminated and shareholders’ equity would be reduced.

We recorded goodwill as a result of the Alpine acquisition. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill. If the carrying value of goodwill exceeds its estimated fair value, impairment is deemed to have occurred and the carrying value of goodwill is written down to fair value. This would result in a charge to our operating earnings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock repurchases for the three months ended September 30, 2012 (in thousands, except average price per share). See Note 15, Earnings Per Share, of “Notes to Condensed Consolidated Financial Statements” for information regarding our stock repurchase program.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
July 1, 2012 - July 31, 2012	29	$14.98	29	1,969
August 1, 2012 - August 31, 2012	—	$—	—	1,969
September 1, 2012 - September 30, 2012	—	$—	—	1,969

Total	29		29	1,969

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

SYKES ENTERPRISES, INCORPORATED (Registrant)

Date: November 9, 2012	By:	/s/ W. Michael Kipphut
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