Form 10-K
period 2012-12-31
SYKES ENTERPRISES INC
filed 2013-03-01
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant computed by reference to the closing sales price of such shares on the NASDAQ Global Select Market on June 29, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, was $679,850,254.

As of February 21, 2013, there were 43,778,918 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the Proxy Statement for the year 2013 Annual Meeting of Shareholders	Part III Items 10–14

PART I

Item 1. Business

General

Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES,” “our,” “us” or “we”) is a global leader in providing comprehensive outsourced customer contact management solutions and services in the business process outsourcing (“BPO”) arena. We provide an array of sophisticated customer contact management solutions to a wide range of clients including Fortune 1000 companies, medium-sized businesses and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure, healthcare and other verticals. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which includes customer assistance, healthcare and roadside assistance, technical support and product sales to our clients’ customers. These services are delivered through multiple communication channels including phone, e-mail, Internet, text messaging and chat. We also provide various enterprise support services in the United States that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including multilingual sales order processing via the Internet and phone, inventory control, product delivery and product returns handling. (See Note 28, Segments and Geographic Information, of the accompanying “Notes to Consolidated Financial Statements” for further information on our segments.) Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers across six continents, including North America, South America, Europe, Asia, Australia and Africa. We deliver cost-effective solutions that enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.

SYKES was founded in 1977 in North Carolina and we moved our headquarters to Florida in 1993. In March 1996, we changed our state of incorporation from North Carolina to Florida. Our headquarters are located at 400 North Ashley Drive, Suite 2800, Tampa, Florida 33602, and our telephone number is (813) 274-1000.

In August 2012, we completed the acquisition of Alpine Access, Inc. (“Alpine”), a Delaware corporation and an industry leader in the at-home agent space, pursuant to the Agreement and Plan of Merger, dated July 27, 2012. We refer to such acquisition herein as the “Alpine acquisition.” We have reflected the combined operating results in the accompanying Consolidated Statement of Operations for the period from August 20, 2012 to December 31, 2012.

In March 2012, we sold our operations in Spain (the “Spanish operations”) pursuant to an asset purchase agreement dated March 29, 2012 and a stock purchase agreement dated March 30, 2012. We have reflected the operating results related to the Spanish operations as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented and the assets and related liabilities as held for sale in the accompanying Consolidated Balance Sheet as of December 31, 2011.

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

Industry Overview

We believe that growth for outsourced customer contact management solutions and services will be fueled by the trend of global Fortune 1000 companies and medium-sized businesses turning to outsourcers to provide high-quality, cost-effective, value-added customer contact management solutions. Businesses continue to move toward integrated solutions that consist of a combination of support from our onshore markets in the United States, Canada, Australia and Europe and offshore markets in the Asia Pacific Rim and Latin America, and also the delivery of services through our virtual home-based agent delivery platform.

In today’s marketplace, companies require innovative customer contact management solutions that allow them to enhance the end user’s experience with their products and services, strengthen and enhance their company brands, maximize the lifetime value of their customers, efficiently and effectively deliver human interaction when customers value it most, and deploy best-in-class customer management strategies, processes and technologies.

Global competition, pricing pressures, softness in the global economy and rapid changes in technology continue to make it difficult for companies to cost-effectively maintain the in-house personnel necessary to handle all of their customer contact management needs. As a result, companies are continuing to turn to outsourcers to perform specialized functions and services in the customer contact management arena. By working in partnership with outsourcers, companies can ensure that the crucial task of retaining and growing their customer base is addressed.

Companies outsource customer contact management solutions for various reasons, including the need to focus on core competencies, to drive service excellence and execution, to achieve cost savings, to scale and grow geographies and niche markets speedily, and to efficiently allocate capital within their organizations.

To address these needs, we offer comprehensive global customer contact management solutions that leverage both brick-and-mortar and virtual delivery infrastructure. We provide consistent high-value support for our clients’ customers across the globe in a multitude of languages, leveraging our dynamic, secure communications infrastructure and our global footprint that reaches across 20 countries. This global footprint includes established brick-and-mortar operations in both onshore and offshore geographic markets where companies have access to high-quality customer contact management solutions at lower costs compared to other markets. We further complement our brick-and-mortar global delivery model with a highly differentiated and ready-made best-in-class virtual at-home agent delivery model, which we acquired through the Alpine acquisition.

Business Strategy

Our goal is to provide enhanced and value-added customer contact management solutions and services, acting as a partner in our clients’ business. We seek to anticipate trends and deliver new ways of growing our clients’ customer satisfaction and retention rates, and thus profit, through timely, insightful and proven solutions.

Our business strategy encompasses building long-term client relationships, capitalizing on our expert worldwide response team, leveraging our depth of relevant experience and expanding both organically and through acquisitions. The principles of this strategy include the following:

Build Long-Term Client Relationships Through Customer Service Excellence. We believe that providing high-value, high-quality service is critical in our clients’ decisions to outsource and in building long-term relationships with our clients. To ensure service excellence and consistency across each of our centers globally, we leverage a portfolio of techniques including SYKES Science of Service®. This standard is a compilation of more than 30 years of experience and best practices. Every customer contact management center strives to meet or exceed the standard, which addresses leadership, hiring and training, performance management down to the agent level, forecasting and scheduling, and the client relationship including continuous improvement, disaster recovery plans and feedback.

Capitalize on Our Worldwide Response Team. Companies are demanding a customer contact management solution that is global in nature — one of our key strengths. In addition to our network of customer contact management centers throughout North America, Australia and Europe, we continue to develop our global delivery model with offshore and near-shore operations in The Philippines, The Peoples Republic of China, India, Costa Rica, El Salvador, Mexico, Brazil, Egypt and Romania, offering our clients a secure, high-quality solution tailored to the needs of their diverse and global markets. Furthermore, we are leveraging our expansive virtual infrastructure to deliver home-based agent solutions to our clients across North America.

Maintain a Competitive Advantage Through Technology Solutions. For more than 30 years, we have been an innovative pioneer in delivering customer contact management solutions. We seek to maintain a competitive advantage and differentiation by utilizing technology to consistently deliver innovative service solutions, ultimately enhancing the client’s relationship with its customers and generating revenue growth. This includes knowledge solutions for agents and end customers, automatic call distributors, interactive voice response systems, intelligent call routing and workforce management capabilities based on agent skill and availability, call tracking software, quality management systems and computer-telephony integration (“CTI”). CTI enables our customer contact management centers to serve as transparent extensions of our clients, receive telephone calls and data directly from our clients’ systems, and report detailed information concerning the status and results of our services on a daily basis.

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

We are also continuing to capitalize on sophisticated technological capabilities, including our current digital private network that provides us the ability to manage call volumes more efficiently by load balancing calls and data between customer contact management centers over the same network. Our converged voice and data digital communications network provides a high-quality, fault-tolerant global network for the transport of Voice Over Internet Protocol communications and fully integrates with emergent Internet Protocol telephony systems as well as traditional Time Domain Multiplexing telephony systems. Our flexible, secure and scalable network infrastructure allows us to rapidly respond to changes in client voice and data traffic and quickly establish support operations for new and existing clients.

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

Strategic Rationale for the Alpine Acquisition

We completed the acquisition of Alpine Access, Inc. in August 2012. The Alpine acquisition, through use of at-home agents rather than agents who work at brick-and-mortar centers:

•

Creates significant competitive differentiation for quality, speed to market, scalability and flexibility driven by proprietary, internally-developed software, systems, processes and other intellectual property which uniquely overcome the challenges of the at-home delivery model;

•	Dramatically strengthens the Company’s current service portfolio and go-to-market offering while expanding the breadth of clients with minimal client overlap;

•	Broadens the addressable market opportunity within existing and new verticals as well as clients;

•	Expands the addressable pool of skilled labor;

•	Allows SYKES to leverage operational best practices across its global platform, with the potential to convert more of the fixed cost to variable cost; and

•	Further enhances the growth and margin profile of SYKES to drive shareholder value.

Growth Strategy

Applying the key principles of our business strategy, we execute our growth strategy by focusing on the following levers.

Maximizing Capacity Utilization Rates and Strategically Adding Seat Capacity. Revenues and profitability growth is driven by increasing the capacity utilization rate in conjunction with seat capacity additions. We plan to sustain our focus on increasing the capacity utilization rate by further penetrating existing clients, adding new clients and rationalizing underutilized seat capacity as deemed necessary. With greater operating flexibility resulting from the Alpine acquisition, we can rationalize underutilized capacity more efficiently and drive capacity utilization rates.

Broadening Global Delivery Footprint. Just as increased capacity utilization rates and increased seat capacity are key drivers of our revenues and profitability growth, where we deploy the seat capacity geographically is also important. By broadening and continuously strengthening our brick-and-mortar global delivery footprint, we are able to meet both our existing and new clients’ customer contact management needs globally as they enter new markets. At the end of 2012, our global delivery footprint spanned 20 countries. As a multi-channel provider of phone, e-mail, Internet, text messaging and chat customer contact management services, we provide comprehensive customer contact management solutions through our recently acquired best-in-class virtual at-home agent offering, which further augments and strengthens our existing brick-and-mortar global delivery footprint. Additionally, with the rapid emergence of on-line communities, examples of which are chat rooms, Facebook and Twitter, we continue to make on-going investments in our social media service offerings, which can be leveraged across both our brick-and-mortar and at-home agent delivery platforms.

Increasing Share of Seats Within Existing Clients and Winning New Clients. We provide customer contact management support to numerous multinational companies. With this client list, we have the opportunity to grow our client base. We strive to achieve this by winning a greater share of our clients’ in-house seats as well as gain share from our competitors by providing consistently high-quality service. In addition, as we further leverage our newly-acquired and highly differentiated virtual customer contact delivery capability, along with the knowledge of verticals and business lines, we plan to win new clients as a way to broaden our base of growth.

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

Continuing to Focus on Expanding the Addressable Market Opportunities. As part of our growth strategy, we continually seek to expand the number of markets we serve. The United States, Canada and Germany, for instance, are markets which are served by in-country centers, centers in offshore regions or a combination thereof. We continually seek ways to broaden the addressable market for our customer contact management services. We currently operate in 15 markets.

Services

We specialize in providing inbound outsourced customer contact management solutions in the BPO arena on a global basis. Our customer contact management services are provided through two operating segments — the Americas and EMEA. The Americas region, representing 84% of consolidated revenues in 2012, includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim. The sites within Latin America and the Asia Pacific Rim are included in the Americas region as they provide a significant service delivery vehicle for U.S.-based companies that are utilizing our customer contact management solutions in these locations to support their customer care needs. In addition, the Americas region also includes revenues from our virtual customer contact solution, which serves markets in both the U.S. and Canada. The EMEA region, representing 16% of consolidated revenues in 2012, includes Europe, the Middle East and Africa. See Note 28, Segments and Geographic Information, of the accompanying “Notes to Consolidated Financial Statements” for further information on our segments. The following is a description of our customer contact management solutions:

Outsourced Customer Contact Management Services. Our outsourced customer contact management services represented approximately 98% of total 2012 consolidated revenues. Each year since 2008, we have handled over 250 million customer contacts including phone, e-mail, Internet, text messaging and chat throughout the Americas and EMEA regions. We provide these services utilizing our advanced technology infrastructure, human resource management skills and industry experience. These services include:

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

•	Acquisition — Our acquisition services are primarily focused on inbound up-selling of our clients’ products and services.

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

Operations

Customer Contact Management Centers. We operate across 20 countries in 69 customer contact management centers, which breakdown as follows: 16 centers across Europe and Egypt, 22 centers in the United States, 10 centers in Canada, 3 centers in Australia and 18 centers offshore, including The Peoples Republic of China, The Philippines, Costa Rica, El Salvador, India, Mexico and Brazil. In addition to our customer contact management centers, we employ approximately 6,700 virtual customer contact agents across 40 states in the U.S. and across eight provinces in Canada.

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

Enterprise Support Services Offices. Our enterprise support services office, located in a metropolitan area in the United States, provides a recruiting platform for high-end knowledge workers and to establish a local presence to service major accounts.

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

As part of our marketing efforts, we invite existing and potential clients to visit our customer contact management centers and virtual delivery operations, where we can demonstrate the expertise of our skilled staff in partnering to deliver new ways of growing clients’ customer satisfaction and retention rates, and thus profit, through timely, insightful and proven solutions. During these visits, we demonstrate our ability to quickly and effectively support a new client or scale business from an existing client by emphasizing our systematic approach to implementing customer contact solutions throughout the world.

Clients

We provide service to clients from our locations in the United States, Canada, Latin America, Australia, the Asia Pacific Rim, Europe and Africa. These clients are Fortune 1000 corporations, medium-sized businesses and public institutions, which span the communications, financial services, technology/consumer, transportation and leisure, healthcare and other industries. Revenue by vertical market for 2012, as a percentage of our consolidated revenues, was 31% for communications, 30% for financial services, 16% for technology/consumer, 9% for transportation and leisure, 8% for healthcare, 2% for retail and 4% for all other vertical markets, including government and utilities. We believe our globally recognized client base presents opportunities for further cross marketing of our services.

Total consolidated revenues included $133.1 million, or 11.8%, of consolidated revenues for 2012, from AT&T Corporation, a major provider of communication services for which we provide various customer support services, compared to $132.7 million, or 11.3%, for 2011 and $154.1 million, or 13.7%, for 2010. This included $130.1 million in revenues from the Americas and $3.0 million in revenues from EMEA for 2012, $129.4 million in revenues from the Americas and $3.3 million in revenues from EMEA for 2011 and $147.6 million in revenues from the Americas and $6.5 million in revenues from EMEA for 2010. Our next largest clients in each of the years, which are in the financial services vertical market, accounted for 6.2%, 5.6% and 4.5% of consolidated revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Our top ten clients accounted for approximately 48% of our consolidated revenues in 2012, an increase from 45% in 2011.

We have multiple distinct contracts with AT&T spread across multiple lines of businesses, which expire between 2013 and 2015. We have historically renewed most of these contracts. However, there is no assurance that these contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts. Each line of business is governed by separate business terms, conditions and metrics. Each line of business also has a separate decision maker such that a loss of one line of business would not necessarily impact our relationship with the client and decision makers on other lines of business. The loss of (or the failure to retain a significant amount of business with) any of our key clients, including AT&T, could have a material adverse effect on our performance. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of our services under our contracts without penalty.

Competition

The industry in which we operate is global and, therefore, highly fragmented and extremely competitive. While many companies provide customer contact management solutions and services, we believe no one company is dominant in the industry.

In most cases, our principal competition stems from our existing and potential clients’ in-house customer contact management operations. When it is not the in-house operations of a client, our public and private direct competition includes TeleTech, Sitel, Convergys, West Corporation, Stream, Aegis BPO, Sutherland, 24/7 Customer, StarTek, Atento, Teleperformance, Expert Global Solutions, LiveOps, Working Solutions and Arise, as well as the customer care arm of such companies as Accenture, Wipro, Infosys, Mahindra Satyam and IBM, among others. There are other numerous and varied providers of such services, including firms specializing in various CRM consulting, other customer management solutions providers, niche or large market companies, as well as product distribution companies that provide fulfillment services. Some of these companies possess substantially greater resources, greater name recognition and a more established customer base than we do.

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

Intellectual Property

We own and/or have applied to register numerous trademarks and service marks in the United States and/or in many additional countries throughout the world. Our registered trademarks and service marks include, without limitation, SYKES®, REAL PEOPLE. REAL SOLUTIONS®, SCIENCE OF SERVICE®, CLEARCALL®, I AM SYKES. HOW FAR WILL YOU LET ME TAKE YOU?®, ICT®, SOUND OF SERVICE®, ONEVIEW®, ALPINE ACCESS®, ALPINE ACCESS UNIVERSITY® and ALPINE ACCESS CONSULTING®. The duration of trademark registrations varies from country to country, but may generally be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

Employees

As of January 31, 2013, we had approximately 46,200 employees worldwide, including 36,800 customer contact agents handling technical and customer support inquiries at our centers, 6,700 at-home customer contact agents handling technical and customer support inquiries, 2,400 in management, administration, information technology, finance, sales and marketing roles, 100 in enterprise support services and 200 in fulfillment services.

Our employees, with the exception of approximately 700 employees in Brazil and various European countries, are not union members and we have never suffered a material interruption of business as a result of a labor dispute. We consider our relations with our employees worldwide to be satisfactory.

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

Executive Officers

The following table provides the names and ages of our executive officers, and the positions and offices currently held by each of them:

Name	Age	Principal Position
Charles E. Sykes	50	President and Chief Executive Officer and Director
W. Michael Kipphut	59	Executive Vice President and Chief Financial Officer
Christopher M. Carrington	51	Executive Vice President, Global Delivery
Lawrence R. Zingale	57	Executive Vice President, General Manager of Major Markets
Jenna R. Nelson	49	Executive Vice President, Human Resources
Daniel L. Hernandez	46	Executive Vice President, Global Strategy
David L. Pearson	54	Executive Vice President and Chief Information Officer
James T. Holder	54	Executive Vice President, General Counsel and Corporate Secretary
William N. Rocktoff	50	Global Vice President and Corporate Controller

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

Christopher M. Carrington former President and CEO of Alpine Access, assumed the post of Executive Vice President, Global Delivery for SYKES in September 2012. Prior to his role at SYKES, Mr. Carrington served as a board member and President and CEO of Alpine Access, a market leader in the virtual contact center solutions and services market. Prior to joining Alpine Access, Mr. Carrington served as President of Americas Outsourcing Services for Capgemini, President and CEO of the Interlink Group and President of the Americas E-business consulting practice for EDS.

Lawrence R. Zingale joined SYKES in January 2006 as Senior Vice President, Global Sales and Client Management. In May 2010, he was named Executive Vice President, Global Sales and Client Management and in September 2012, he was named Executive Vice President and General Manager of Major Markets. Prior to joining SYKES, Mr. Zingale served as Executive Vice President and Chief Operating Officer of StarTek, Inc. since 2002. From December 1999 until November 2001, Mr. Zingale served as President of the Americas at Stonehenge Telecom, Inc. From May 1997 until November 1999, Mr. Zingale served as President and Chief Operating Officer of International Community Marketing. From February 1980 until May 1997, Mr. Zingale held various senior level positions at AT&T.

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

We derive a substantial portion of our revenues from a few key clients. Our top ten clients accounted for approximately 48% of our consolidated revenues in 2012. The loss of (or the failure to retain a significant amount of business with) any of our key clients could have a material adverse effect on our business, financial condition and results of operations. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short-term notice. Also, clients may unilaterally reduce their use of our services under these contracts without penalty. Thus, our contracts with our clients do not ensure that we will generate a minimum level of revenues.

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

We intend to continue to pursue growth opportunities in markets outside the United States. At December 31, 2012, our international operations were conducted from 30 customer contact management centers located in Sweden, Finland, Germany, Egypt, Scotland, Ireland, Denmark, Norway, Hungary, Romania, Slovakia, The Philippines, The Peoples Republic of China, India and Australia. Revenues from these international operations for the years ended December 31, 2012, 2011, and 2010, were 40%, 43%, and 42% of consolidated revenues, respectively. We also conduct business from 17 customer contact management centers located in Canada, Costa Rica, El Salvador, Mexico and Brazil. International operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, tariffs and taxes, import/export license requirements, the imposition of trade barriers, difficulties in staffing and managing international operations, political uncertainties, longer payment cycles, possible greater difficulties in accounts receivable collection, economic instability as well as political and country-specific risks.

Additionally, we have been granted tax holidays in The Philippines, Costa Rica and El Salvador which expire at varying dates from 2013 through 2023. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will renew them. This could potentially result in adverse tax consequences. Any one or more of these factors could have an adverse effect on our international operations and, consequently, on our business, financial condition and results of operations.

As of December 31, 2012, we had cash balances of approximately $182.9 million held in international operations, most of which would be subject to additional taxes if repatriated to the United States. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable.

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

In addition, The American Taxpayer Relief Act of 2012 was passed on January 2, 2013, with many provisions retroactively effective to January 1, 2012. We are currently evaluating the net retroactive impact of this law change on our financial condition, results of operations and cash flows.

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

Clients continue to require blended delivery models using a combination of onshore and offshore support. Our offshore delivery locations include The Philippines, The Peoples Republic of China, India, Costa Rica, El Salvador Mexico and Brazil, and while we have operated in global delivery markets since 1996, there can be no assurance that we will be able to successfully conduct and expand such operations, and a failure to do so could have a material adverse effect on our business, financial condition, and results of operations. The success of our offshore operations will be subject to numerous factors, some of which are beyond our control, including general and regional economic conditions, prices for our services, competition, changes in regulation and other risks. In addition, as with all of our operations outside of the United States, we are subject to various additional political, economic and market uncertainties (see “Our international operations and expansion involve various risks”). Additionally, a change in the political environment in the United States or the adoption and enforcement of legislation and regulations curbing the use of offshore customer contact management solutions and services could have a material adverse effect on our business, financial condition and results of operations.

Our global operations expose us to numerous legal and regulatory requirements.

We provide services to our clients’ customers in 20 countries around the world. Accordingly, we are subject to numerous legal regimes on matters such as taxation, government sanctions, content requirements, licensing, tariffs, government affairs, data privacy and immigration as well as internal and disclosure control obligations. In the U.S., as well as several of the other countries in which we operate, some of our services must comply with various laws and regulations regarding the method and timing of placing outbound telephone calls. Violations of these various laws and regulations could result in liability for monetary damages, fines and/or criminal prosecution and unfavorable publicity. Changes in U.S. federal, state and international laws and regulations, specifically those relating to the outsourcing of jobs to foreign countries as well as recently enacted statutory and regulatory requirements related to derivative transactions, may adversely affect our ability to perform our services at our overseas facilities or could result in additional taxes on such services, or impact our flexibility to execute strategic hedges, thereby threatening or limiting our ability or the financial benefit to continue to serve certain markets at offshore locations, or the risks associated therewith.

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

We recorded goodwill as a result of the ICT and Alpine acquisitions. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill. If the carrying value of goodwill exceeds its estimated fair value, impairment is deemed to have occurred and the carrying value of goodwill is written down to fair value. This would result in a charge to our operating earnings.

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

Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted in 2010 subjects us to significant additional executive compensation and corporate governance requirements and disclosures, some of which have yet to be implemented by the SEC. Compliance with these requirements may be costly and adversely affect our business. The Dodd-Frank Act also anticipates the enactment of regulations that may affect the ability of financial institutions to offer credit and hedging instruments without significant additional capital or other costs to them. This may make it more difficult for us to have access to foreign exchange hedging transactions on favorable terms, which may limit the predictability of cash flows from operations and result in increased operating expenses.

Item 1B. Unresolved Staff Comments

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the year ended December 31, 2012 relating to our periodic or current reports filed under the Securities Exchange Act of 1934.

Item 2. Properties

Our principal executive offices are located in Tampa, Florida. This facility currently serves as the headquarters for senior management and the financial, information technology and administrative departments. We believe our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any physical expansion or any space required due to expiring leases not renewed. We operate from time to time in temporary facilities to accommodate growth before new customer contact management centers are available. During 2012, our customer contact management centers, taken as a whole, were utilized at average capacities of approximately 77% and were capable of supporting a higher level of market demand. The following table sets forth additional information concerning our facilities:

Properties	General Usage	Square Feet	Lease Expiration/ Company Owned
AMERICAS LOCATIONS

Tampa, Florida	Corporate headquarters	67,645	June 2016
Fort Smith, Arkansas	Customer contact management center	40,622	April 2021
Malvern, Arkansas	Customer contact management center	34,635	May 2019
Morrilton, Arkansas	Customer contact management center	23,850	July 2016
Sterling, Colorado	Customer contact management center	34,000	Company owned
Lakeland, Florida	Customer contact management center	89,840	August 2022
Lakeland, Florida	Customer contact management center	50,000	July 2014
Bardstown, Kentucky	Customer contact management center	30,488	September 2019
Morganfield, Kentucky (1)	Customer contact management center	42,000	Company owned
Perry County, Kentucky	Customer contact management center	42,000	Company owned
Wilton, Maine	Customer contact management center	30,000	April 2014
Amherst, New York	Customer contact management center	26,296	May 2013
Bismarck, North Dakota	Customer contact management center	42,000	Company owned
Fayetteville, North Carolina	Customer contact management center	15,000	August 2013
Fayetteville, North Carolina	Customer contact management center	49,650	September 2023
Ponca City, Oklahoma (2)	Customer contact management center	42,000	Company owned
Milton-Freewater, Oregon	Customer contact management center	42,000	Company owned
Allentown, Pennsylvania	Customer contact management center	21,115	September 2013
Bloomburg, Pennsylvania	Customer contact management center	21,800	July 2014
Langhorne, Pennsylvania	Customer contact management center	21,641	March 2017
Langhorne, Pennsylvania	Customer contact management center	14,060	March 2013
Lockhaven, Pennsylvania	Customer contact management center	23,610	June 2013
Newtown, Pennsylvania (3)	Headquarters	102,000	February 2017
Greenwood, South Carolina	Customer contact management center	25,000	December 2018
Greenwood, South Carolina	Customer contact management center	15,000	December 2018
Kingstree, South Carolina	Customer contact management center	35,000	March 2028
Sumter, South Carolina	Customer contact management center	25,000	April 2019
Sumter, South Carolina	Customer contact management center	17,141	September 2013
Buchanan County, Virginia	Customer contact management center	42,700	Company owned
Wise, Virginia	Customer contact management center	42,000	Company owned
Spokane, Washington	Customer contact management center	50,000	July 2013
Maitland, Australia	Customer contact management center	10,613	September 2014

(1)	Closed in June, 2011.

(2)	Closed in September, 2012.

(3)	Customer contact management center closed in December, 2011. Excess capacity subleased.

Properties	General Usage	Square Feet	Lease Expiration/ Company Owned
AMERICAS LOCATIONS (continued)

Rhodes (Sydney), Australia	Customer contact management center	9,363	September 2016
Robina, Australia	Customer contact management center	9,364	February 2014
Curitiba, Brazil	Customer contact management center	25,658	July 2014
Cornerbrook, New Foundland Labrador, Canada	Customer contact management center	15,151	June 2016
Lindsay, Nova Scotia, Canada	Customer contact management center	14,500	February 2016
London, Ontario, Canada	Customer contact management center/ Headquarters	50,000	Company owned
Miramichi, New Brunswick, Canada	Customer contact management center	30,000	May 2014
Moncton, New Brunswick, Canada (4)	Customer contact management center	8,248	December 2016
North Bay, Ontario, Canada (4)	Customer contact management center	5,371	May 2014
Ottawa, Ontario, Canada	Customer contact management center	4,170	June 2021
Peterborough, Ontario, Canada	Customer contact management center	17,409	January 2016
Riverview, New Brunswick, Canada	Customer contact management center	49,000	June 2015
Sherebrook, Quebec, Canada	Customer contact management center	26,764	January 2017
St. John, New Brunswick, Canada	Customer contact management center	25,000	February 2015
St. John’s, New Foundland Labrador, Canada	Customer contact management center	30,200	December 2013
Sudbury, Ontario, Canada (4)	Customer contact management center	4,150	December 2015
Sydney, Nova Scotia, Canada	Customer contact management center	14,500	February 2016
Toronto, Ontario, Canada (4)	Customer contact management center	7,822	July 2017
Barranquilla, Colombia	Customer contact management center	23,228	July 2032
Hatillo, San Jose, Costa Rica	Customer contact management center	49,138	July 2021
LaAurora, Heredia, Costa Rica	Customer contact management center	131,912	September 2023
Moravia, San Jose, Costa Rica	Customer contact management center	38,481	July 2027
San Salvador, El Salvador	Customer contact management center	119,514	November 2024
Hyderabad, India	Customer contact management center	16,000	June 2014
Mexico City, Mexico	Customer contact management center	59,503	November 2014
Changshu, The Peoples Republic of China	Customer contact management center	54,918	April 2017
Guangzhou, The Peoples Republic of China	Customer contact management center	11,417	March 2015
Shanghai, The Peoples Republic of China	Customer contact management center	70,474	February 2016
Cebu City, The Philippines	Customer contact management center	119,394	December 2026
Makati City, The Philippines	Customer contact management center	68,610	March 2023
Makati City, The Philippines	Customer contact management center	68,268	September 2013
Makati City, The Philippines	Customer contact management center	202,038	April 2018
Mandaluyong, The Philippines	Customer contact management center	88,904	June 2022
Mandaluyong, The Philippines	Customer contact management center	193,170	April 2022
Pasig City, The Philippines	Customer contact management center	68,705	November 2023
Quezon City, The Philippines	Customer contact management center	84,250	September 2024
Chesterfield, Missouri (5)	Office	3,618	January 2016
Chicago, Illinois	Office	8,479	May 2016
Denver, Colorado	Office	14,281	July 2013
Denver, Colorado	Office	22,006	August 2014
Bangalore, India	Office	1,500	January 2014
Makati City, The Philippines	Office	1,497	May 2013
Pasig City, The Philippines	Office	1,917	August 2013

(4)	Considered part of the Toronto, Ontario, Canada customer contact management center.

(5)	Enterprise support services location.

Properties	General Usage	Square Feet	Lease Expiration/ Company Owned
EMEA LOCATIONS

Odense, Denmark	Customer contact management center	13,606	January 2016
Cairo, Egypt (6)	Customer contact management center	28,483	January 2013
Turku, Finland	Customer contact management center	12,508	February 2014
Berlin, Germany	Customer contact management center	61,010	February 2020
Bochum, Germany	Customer contact management center	46,780	December 2014
Pasewalk, Germany	Customer contact management center	46,070	February 2014
Wilhelmshaven, Germany	Customer contact management center	46,000	November 2013
Wilhelmshaven, Germany	Customer contact management center	17,788	August 2013
Budapest, Hungary	Customer contact management center	23,961	March 2014
Dublin, Ireland (7)	Customer contact management center	9,845	April 2014
Bergen, Norway	Customer contact management center	8,654	August 2015
Bodo, Norway	Customer contact management center	4,004	January 2017
Cluj, Romania	Customer contact management center	42,517	April 2030
Edinburgh, Scotland	Customer contact management center/ Office/Headquarters	35,870	September 2019
Kosice, Slovakia	Customer contact management center	55,148	December 2024
Ed, Sweden	Customer contact management center	44,061	September 2013
Gothenburg, Sweden	Customer contact management center	20,225	March 2018
Sveg, Sweden	Customer contact management center	34,975	June 2014
Galashiels, Scotland	Fulfillment center	126,700	Company owned
Rosersberg, Sweden	Fulfillment center and Sales office	43,056	February 2014
Frankfurt, Germany	Sales office	1,701	September 2013

(6)	Renewal negotiations are currently in process.

(7)	Closed in December, 2010.

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

	High	Low
Year Ended December 31, 2012:
Fourth Quarter	$16.39	$12.87
Third Quarter	16.52	12.81
Second Quarter	16.52	14.28
First Quarter	18.61	13.62

Year Ended December 31, 2011:
Fourth Quarter	$18.96	$13.16
Third Quarter	22.69	10.56
Second Quarter	22.88	18.74
First Quarter	21.11	17.82

Holders of our common stock are entitled to receive dividends out of the funds legally available when and if declared by the Board of Directors. We have not declared or paid any cash dividends on our common stock in the past and do not anticipate paying any cash dividends in the foreseeable future.

As of February 21, 2013, there were 896 holders of record of the common stock. We estimate there were approximately 7,700 beneficial owners of our common stock.

Below is a summary of stock repurchases for the quarter ended December 31, 2012 (in thousands, except average price per share).

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
October 1, 2012 – October 31, 2012	—	$—	—	1,969
November 1, 2012 – November 30, 2012	—	$—	—	1,969
December 1, 2012 – December 31, 2012	—	$—	—	1,969

Total	—		—	1,969

(1)

All shares purchased as part of the repurchase plan publicly announced on August 18, 2011. Total number of shares approved for repurchase under the 2011 Repurchase Plan was 5.0 million with no expiration date. All of the available shares available under the repurchase plan publicly announced on August 5, 2002 have been repurchased.

Five-Year Stock Performance Graph

The following graph presents a comparison of the cumulative shareholder return on the common stock with the cumulative total return on the NASDAQ Computer and Data Processing Services Index, the NASDAQ Telecommunications Index, the Russell 2000 Index, the S&P Small Cap 600 and the SYKES Peer Group (as defined below). The SYKES Peer Group is comprised of publicly traded companies that derive a substantial portion of their revenues from call center, customer care business, have similar business models to SYKES, and are those most commonly compared to SYKES by industry analysts following SYKES. This graph assumes that $100 was invested on December 31, 2007 in SYKES common stock, the NASDAQ Computer and Data Processing Services Index, the NASDAQ Telecommunications Index, the Russell 2000 Index, the S&P Small Cap 600 and SYKES Peer Group, including reinvestment of dividends.

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

We sold our operations in Spain and Argentina during 2012 and 2010, respectively. Accordingly, we have reclassified the selected financial data for all periods presented to reflect these results as discontinued operations in accordance with Accounting Standards Codification 205-20 “Discontinued Operations”.

The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the accompanying Consolidated Financial Statements and related notes thereto.

		Years Ended December 31,
(in thousands, except per share data)	2012	2011	2010	2009	2008
Income Statement Data: (1)
Revenues	$1,127,698	$1,169,267	$1,121,911	$769,353	$749,004
Income from continuing operations (2,3,5,7,8,9,10)	47,779	65,535	37,981	71,172	64,942
Income from continuing operations, net of taxes (2,3,5,7,8,9,10)	39,950	52,314	26,115	44,667	60,490
Gain (loss) from discontinued operations, net of taxes (4)	(820)	(4,532)	(12,893)	(1,456)	71
Gain (loss) on sale of discontinued operations, net of taxes (6)	(10,707)	559	(23,495)	—	—
Net income (loss)	28,423	48,341	(10,273)	43,211	60,561

Net Income (Loss) Per Common Share: (1)
Basic:
Continuing operations (2,3,5,7,8,9,10)	$0.93	$1.15	$0.57	$1.10	$1.49
Discontinued operations (4,6)	(0.27)	(0.09)	(0.79)	(0.04)	0.00

Net income (loss) per common share	$0.66	$1.06	$(0.22)	$1.06	$1.49

Diluted:
Continuing operations (2,3,5,7,8,9,10)	$0.93	$1.15	$0.57	$1.09	$1.48
Discontinued operations (4,6)	(0.27)	(0.09)	(0.79)	(0.04)	0.00

Net income (loss) per common share	$0.66	$1.06	$(0.22)	$1.05	$1.48

Weighted Average Common Shares: (1)
Basic	43,105	45,506	46,030	40,707	40,618
Diluted	43,148	45,607	46,133	41,026	40,961

Balance Sheet Data: (1,11)
Total assets	$908,689	$769,130	$794,600	$672,471	$529,542
Long-term debt	91,000	—	—	—	—
Shareholders’ equity	606,264	573,566	583,195	450,674	384,030

(1)

The amounts for 2012 include the Alpine acquisition completed on August 20, 2012. The amounts for 2011 and 2010 include the ICT acquisition completed on February 2, 2010. See Notes 2 and 3, respectively.

(2)

The amounts for 2012 include $4.8 million in Alpine acquisition-related costs, a $0.4 million net loss on the sale of property and equipment, a $0.1 million gain on insurance settlement and a $0.4 million impairment of long-lived assets.

(3)

The amounts for 2011 include $11.8 million in ICT acquisition-related costs, a $3.7 million net gain on the sale of the land and building in Minot, North Dakota, a $0.5 million net gain on insurance settlement and a $1.7 million impairment of long-lived assets.

(4)	The amounts for all periods presented include the operations in Spain and Argentina, which were sold in 2012 and 2010, respectively. See Note 4.

(5)	The amounts for 2012 and 2011 include $1.8 million and $5.8 million, respectively, related to the Fourth Quarter 2011 Exit Plan. See Note 5.

(6)	The amounts include the gain (loss) on sale of the operations in Spain in 2012 and Argentina in 2011 and 2010.

(7)	The amounts for 2011 and 2010 each include a $0.4 million recovery of these regulatory penalties.

(8)

The amounts for 2010 include $46.3 million in ICT acquisition-related costs, a $3.3 million impairment of long-lived assets, a $2.0 million net gain on insurance settlement and a $0.4 million impairment of goodwill and intangibles.

(9)	The amounts for 2009 include $3.3 million in ICT acquisition-related costs and a $1.9 million impairment of goodwill and intangibles.

(10)

The amounts for 2009 include a $14.7 million charge to provision for income taxes related to our change of intent in the fourth quarter of 2009 regarding the permanent reinvestment of foreign subsidiaries’ accumulated and undistributed earnings and a $2.1 million impairment loss on our investment in SHPS.

(11)	SYKES has not declared cash dividends per common share for any of the five years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and the notes thereto that appear elsewhere in this Annual Report on Form 10-K. The following discussion and analysis compares the year ended December 31, 2012 (“2012”) to the year ended December 31, 2011 (“2011”), and 2011 to the year ended December 31, 2010 (“2010”).

The following discussion and analysis and other sections of this document contain forward-looking statements that involve risks and uncertainties. Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. Future events and actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis and in this Annual Report on Form 10-K for the year ended December 31, 2012 in Item 1.A., “Risk Factors.”

Executive Summary

We provide comprehensive customer contact management solutions and services to a wide range of clients including Fortune 1000 companies, medium-sized businesses and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure and healthcare industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which include customer assistance, healthcare and roadside assistance, technical support and product sales to our clients’ customers. These services, which represented 98% of consolidated revenues in 2012, are delivered through multiple communication channels encompassing phone, e-mail, Internet, text messaging and chat. We also provide various enterprise support services in the United States (“U.S.”) that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including multilingual sales order processing via the Internet and phone, payment processing, inventory control, product delivery, and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers throughout the United States, Canada, Latin America, Australia, the Asia Pacific Rim and Europe.

Revenues from these services is recognized as the services are performed, which is based on either a per minute, per hour, per call, per transaction or per time and material basis, under a fully executed contractual agreement, and we record reductions to revenues for contractual penalties and holdbacks for a failure to meet specified minimum service levels and other performance based contingencies. Revenue recognition is limited to the amount that is not contingent upon delivery of any future product or service or meeting other specified performance conditions. Product sales, accounted for within our fulfillment services, are recognized upon shipment to the customer and satisfaction of all obligations.

Direct salaries and related costs include direct personnel compensation, severance, statutory and other benefits associated with such personnel and other direct costs associated with providing services to customers.

General and administrative costs include administrative, sales and marketing, occupancy, depreciation and amortization, and other costs.

The net gain (loss) on disposal of property and equipment represents the difference between the amount of proceeds received, if any, and the carrying value of the asset.

The net gain on insurance settlement includes the insurance proceeds received for damages to our customer contact management centers.

The impairment of goodwill and intangibles in 2010 is primarily related to customer relationships in the ICT-acquired United Kingdom operations.

The impairment of long-lived assets represents the amount by which the carrying value of the asset exceeds the estimated fair value and relates to an ongoing effort to streamline excess capacity related to the ICT acquisition and align it with the needs of the market, optimize capacity utilization and improve overall profitability.

Interest income primarily relates to interest earned on cash and cash equivalents.

Interest expense includes interest on outstanding borrowings and commitment fees charged on the unused portion of our revolving credit facility, as more fully described in this Item 7, under “Liquidity and Capital Resources.”

Other (expense) includes gains and losses on foreign currency derivative instruments not designated as hedges, foreign currency transaction gains and losses, gains and losses on the liquidation of foreign subsidiaries and other miscellaneous income (expense).

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

The total purchase price of $149.0 million was funded by $41.0 million in cash on hand and borrowings of $108.0 million under our credit agreement with KeyBank National Association (“KeyBank”), dated May 3, 2012. We repaid $17.0 million of the initial borrowing and had $154.0 million available for future borrowings under our 2012 Credit Agreement at December 31, 2012. See “Liquidity & Capital Resources” later in this Item 7 and Note 21, Borrowings, of “Notes to Consolidated Financial Statements” for further information.

The results of operations of Alpine have been reflected in the accompanying Consolidated Statement of Operations for the period from August 20, 2012 to December 31, 2012.

Acquisition of ICT Group, Inc.

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

The total aggregate purchase price of the transaction of $277.8 million was comprised of $141.1 million in cash and 5.6 million shares of SYKES common stock valued at $136.7 million. The transaction was funded through borrowings consisting of a $75 million short-term loan from KeyBank National Association in December 2009, due March 31, 2010, and a $75 million term loan from a syndicate of banks due in varying installments through February 1, 2013. Both of these loans were repaid during 2010 and are no longer available for borrowings. See “Liquidity & Capital Resources” later in this Item 7 for further information.

The results of operations of ICT have been reflected in the accompanying Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 and the period from February 2, 2010 to December 31, 2010.

Discontinued Operations

In March 2012, we sold our operations in Spain (the “Spanish operations”), pursuant to an asset purchase agreement dated March 29, 2012 and a stock purchase agreement dated March 30, 2012. We have reflected the operating results related to the operations in Spain as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. The assets and related liabilities of Spain are presented as held for sale in the accompanying Consolidated Balance Sheet as of December 31, 2011. This business was historically reported as part of the EMEA segment.

In December 2010, we sold our operations in Argentina (the “Argentine operations”) pursuant to stock purchase agreements, dated December 16, 2010 and December 29, 2010. We have reflected the operating results related to the Argentine operations as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. This business was historically reported as part of the Americas segment.

See “Results of Operations — Discontinued Operations” later in this Item 7 for more information. Unless otherwise noted, discussions below pertain only to our continuing operations.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the accompanying Consolidated Statements of Operations:

	Years Ended December 31,
	2012	2011	2010
Percentage of Revenue:
Revenues	100.0%	100.0%	100.0%
Direct salaries and related costs	65.4	65.3	63.8
General and administrative	30.3	29.2	32.7
Net (gain) loss on disposal of property and equipment	0.0	(0.3)	0.0
Net (gain) on insurance settlement	(0.0)	(0.0)	(0.2)
Impairment of goodwill and intangibles	—	—	0.0
Impairment of long-lived assets	0.0	0.1	0.3

Income from continuing operations	4.3	5.7	3.4
Interest income	0.1	0.1	0.1
Interest (expense)	(0.1)	(0.1)	(0.4)
Other (expense)	(0.2)	(0.2)	(0.5)

Income from continuing operations before income taxes	4.1	5.5	2.6
Income taxes	0.5	1.0	0.2

Income from continuing operations, net of taxes	3.6	4.5	2.4
(Loss) from discontinued operations, net of taxes	(1.0)	(0.3)	(3.2)

Net income (loss)	2.6%	4.2%	(0.8%)

The following table sets forth, for the periods indicated, certain data derived from the accompanying Consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenues	$1,127,698	$1,169,267	$1,121,911
Direct salaries and related costs	737,952	763,930	715,571
General and administrative	341,354	341,586	366,565
Net (gain) loss on disposal of property and equipment	391	(3,021)	143
Net (gain) on insurance settlement	(133)	(481)	(1,991)
Impairment of goodwill and intangibles	—	—	362
Impairment of long-lived assets	355	1,718	3,280

Income from continuing operations	47,779	65,535	37,981
Interest income	1,458	1,352	1,201
Interest (expense)	(1,547)	(1,132)	(4,963)
Other (expense)	(2,533)	(2,099)	(5,907)

Income from continuing operations before income taxes	45,157	63,656	28,312
Income taxes	5,207	11,342	2,197

Income from continuing operations, net of taxes	39,950	52,314	26,115
(Loss) from discontinued operations, net of taxes	(11,527)	(3,973)	(36,388)

Net income (loss)	$28,423	$48,341	$(10,273)

The following table summarizes our revenues for the periods indicated, by reporting segment (in thousands):

	Years Ended December 31,
	2012		2011		2010
Americas	$947,147	84.0%	$963,142	82.4%	$934,329	83.3%
EMEA	180,551	16.0%	206,125	17.6%	187,582	16.7%

Consolidated	$1,127,698	100.0%	$1,169,267	100.0%	$1,121,911	100.0%

The following table summarizes certain amounts and percentages of revenues for the periods indicated, by reporting segment (in thousands):

	Years Ended December 31,
	2012		2011		2010
Direct salaries and related costs:
Americas	$609,836	64.4%	$611,783	63.5%	$580,741	62.2%
EMEA	128,116	71.0%	152,147	73.8%	134,830	71.9%

Consolidated	$737,952	65.4%	$763,930	65.3%	$715,571	63.8%

General and administrative:
Americas	$243,186	25.7%	$237,899	24.7%	$244,213	26.1%
EMEA	46,879	26.0%	57,241	27.8%	57,714	30.8%
Corporate	51,289	—	46,446	—	64,638	—

Consolidated	$341,354	30.3%	$341,586	29.2%	$366,565	32.7%

Net (gain) loss on disposal of property and equipment:
Americas	$323	0.0%	$(3,030)	-0.3%	$78	0.0%
EMEA	68	0.0%	9	0.0%	65	0.0%

Consolidated	$391	0.0%	$(3,021)	-0.3%	$143	0.0%

Net (gain) on insurance settlement:
Americas	$(133)	0.0%	$(481)	0.0%	$(1,991)	-0.2%
EMEA	—	0.0%	—	0.0%	0	0.0%

Consolidated	$(133)	0.0%	$(481)	0.0%	$(1,991)	-0.2%

Impairment of goodwill and intangibles:
Americas	$—	0.0%	$—	0.0%	$—	0.0%
EMEA	—	0.0%	—	0.0%	362	0.2%

Consolidated	$—	0.0%	$—	0.0%	$362	0.0%

Impairment of long-lived assets:
Americas	$355	0.0%	$1,244	0.1%	$3,121	0.3%
EMEA	—	0.0%	474	0.2%	159	0.1%

Consolidated	$355	0.0%	$1,718	0.1%	$3,280	0.3%

2012 Compared to 2011

Revenues

For 2012, we recognized consolidated revenues of $1,127.7 million, a decrease of $41.6 million or 3.6%, from $1,169.3 million in 2011.

On a geographic segment basis, revenues from the Americas region, including the United States, Canada, Latin America, Australia and the Asia Pacific Rim, represented 84.0%, or $947.1 million, for 2012 compared to 82.4%, or $963.1 million, in 2011. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 16.0%, or $180.6 million, for 2012 compared to 17.6%, or $206.2 million, in 2011.

Americas’ revenues decreased $16.0 million, including the positive foreign currency impact of $0.5 million, for 2012 from 2011. The remaining decrease of $16.5 million was primarily due to end-of-life client programs of $85.9 million and lower volumes from existing contracts of $35.7 million, partially offset by new contract sales of $64.5 million and Alpine acquisition revenues of $40.6 million. Revenues from our offshore operations represented 47.1% of Americas’ revenues, compared to 47.8% in 2011. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our continual focus to re-price or replace certain sub-profitable target client programs.

EMEA’s revenues decreased $25.6 million, including the negative foreign currency impact of $11.7 million, for 2012 from 2011. The remaining decrease of $13.9 million was primarily due to end-of-life client programs of $32.7 million and lower volumes from existing contracts of $0.5 million, partially offset by new contract sales of $19.3 million.

On a consolidated basis, we had 39,300 brick-and-mortar seats as of December 31, 2012, a decrease of 2,000 seats from 2011. The capacity utilization rate on a combined basis was 75% compared to 73% in 2011. This increase was primarily due to seat rationalizations associated with the strategic actions in connection with the Fourth Quarter 2011 Exit Plan (see Note 5, Costs Associated with Exit or Disposal Activities, of “Notes to Consolidated Financial Statements”).

On a geographic segment basis, 34,000 seats were located in the Americas, a decrease of 1,500 seats from 2011, and 5,300 seats were located in EMEA, a decrease of 500 seats from 2011. The consolidated offshore seat count as of December 31, 2012 was 22,000, or 56%, of our total seats, a decrease of 300 seats, or 1%, from 2011. Capacity utilization rates as of December 31, 2012 were 74% for the Americas and 82% for EMEA, compared to 74% and 71%, respectively, as of December 31, 2011, primarily due to seat rationalizations associated with the strategic actions in connection with the Fourth Quarter 2011 Exit Plan. We achieved our 2012 gross seat addition target of approximately 3,700 seats at the end of the third quarter of 2012.

The Company plans to add approximately 6,000 seats on a gross basis in 2013. Approximately 75% of the seat count is expected to be added in the first half of 2013, with the remainder in the second half. Total seat count on a net basis for the full year, however, is expected to increase by approximately 1,000 seats.

Direct Salaries and Related Costs

Direct salaries and related costs decreased $26.0 million, or 3.4%, to $737.9 million for 2012 from $763.9 million in 2011.

On a reporting segment basis, direct salaries and related costs from the Americas segment decreased $2.0 million, including the negative foreign currency impact of $1.1 million, for 2012 from 2011. Direct salaries and related costs from the EMEA segment decreased $24.0 million, including the positive foreign currency impact of $8.2 million, for 2012 from 2011.

In the Americas segment, as a percentage of revenues, direct salaries and related costs increased to 64.4% for 2012 from 63.5% in 2011. This increase of 0.9%, as a percentage of revenues, was primarily attributable to higher compensation costs of 0.8%, higher travel costs of 0.1% and higher other costs of 0.2%, partially offset by lower communication costs of 0.2%.

In the EMEA segment, as a percentage of revenues, direct salaries and related costs decreased to 71.0% for 2012 from 73.8% in 2011. This decrease of 2.8%, as a percentage of revenues, was primarily attributable to lower severance-related and compensation costs of 2.6% due to a workforce reduction in connection with the Fourth Quarter 2011 Exit Plan, lower billable supply costs of 0.3% and lower other costs of 0.4%, partially offset by higher fulfillment materials costs of 0.5%.

General and Administrative

General and administrative expenses decreased $0.3 million, or 0.1%, to $341.3 million for 2012 from $341.6 million in 2011.

On a reporting segment basis, general and administrative expenses from the Americas segment increased $5.2 million, including the negative foreign currency impact of $0.4 million, for 2012 from 2011. General and administrative expenses from the EMEA segment decreased $10.3 million, including the positive foreign currency impact of $2.9 million, for 2012 from 2011. Corporate general and administrative expenses increased $4.8 million for 2012 from 2011. This increase of $4.8 million was primarily attributable to higher merger and acquisition costs of $2.9 million, higher compensation costs of $1.5 million, higher legal and professional fees of $1.1 million, higher software maintenance costs of $0.3 million and higher other costs of $0.2 million, partially offset by lower charitable contributions of $1.2 million.

In the Americas segment, as a percentage of revenues, general and administrative expenses increased to 25.7% for 2012 from 24.7% in 2011. This increase of 1.0%, as a percentage of revenues, was primarily attributable to higher compensation costs of 0.4% primarily related to higher wage rates, higher facility-related costs of 0.2% principally from the expansion of U.S. facilities and lease termination costs in connection with the Fourth Quarter 2011 Exit Plan, higher software maintenance of 0.2%, higher legal and professional fees of 0.1%, higher taxes of 0.1% and higher other costs of 0.3%, partially offset by lower equipment and maintenance costs of 0.3%.

In the EMEA segment, as a percentage of revenues, general and administrative expenses decreased to 26.0% for 2012 from 27.8% in 2011. This decrease of 1.8%, as a percentage of revenues, was primarily attributable to lower severance-related costs of 0.8% and lower facility-related costs of 0.5% due to the closure of certain sites in connection with the Fourth Quarter 2011 Exit Plan, lower depreciation and amortization of 0.3%, lower equipment and maintenance costs of 0.2%, lower legal and professional fees of 0.2% and lower other costs of 0.1%, partially offset by higher communications costs of 0.2% and higher compensation costs of 0.1%.

Net (Gain) Loss on Disposal of Property and Equipment

Net (gain) loss on disposal of property and equipment was $0.4 million for 2012, compared to $(3.0) million in 2011. The gain in 2011 primarily related to the sale of land and a building located in Minot, North Dakota.

Net (Gain) on Insurance Settlement

Net (gain) on insurance settlement of $(0.1) million in 2012 primarily relates to funds received for damage to our building and contents as a result of a tornado at one of our customer contact management centers located in Ponca City, Oklahoma. Net (gain) on insurance settlement of $(0.5) million in 2011 primarily relates to funds received for flood damage from Typhoon Ondoy to the building and contents of one of our customer contact management centers located in Marikina City, The Philippines (acquired as part of the ICT acquisition). The damaged property and equipment had been written down by ICT prior to the ICT acquisition in February 2010. No additional funds are expected related to either of these insurance claims.

Impairment of Long-Lived Assets

During 2012, we recorded a $0.4 million impairment of long-lived assets in the Americas segment. During 2011, we recorded a $1.7 million impairment of long-lived assets, consisting of $1.2 million in the Americas segment and $0.5 million in the EMEA segment. See Note 6, Fair Value, of the “Notes to Consolidated Financial Statements” for further information.

Interest Income

Interest income remained unchanged at $1.4 million for 2012 and 2011.

Interest (Expense)

Interest (expense) was $(1.6) million for 2012, compared to $(1.1) million in 2011. The increase of $0.5 million reflects interest and fees on borrowings related to the August 2012 acquisition of Alpine.

Other (Expense)

Other (expense), net, was $(2.5) million for 2012, compared to $(2.1) million in 2011. The net increase in other (expense), net, of $0.4 million was primarily attributable to a $2.1 million increase in realized and unrealized foreign currency transaction losses, net of gains and a $0.6 million loss on liquidation of a foreign subsidiary, partially offset by a decrease of $1.2 million in foreign currency forward contract losses (which were not designated as hedging instruments) and an increase of $1.1 million in other miscellaneous income, net. Other (expense), net, excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in “Accumulated other comprehensive income” in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Income Taxes

The provision for income taxes of $5.2 million for 2012 was based upon pre-tax income of $45.2 million, compared to the provision for income taxes of $11.3 million for 2011, which was based upon pre-tax income of $63.7 million. The effective tax rate was 11.5% for 2012, compared to an effective tax rate of 17.8% for 2011.

The decrease in the effective tax rate of 6.3% resulted primarily from integration and transaction costs related to the Alpine acquisition, which lowered income in a high tax jurisdiction.

Prior to the passage of the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, we determined that we intended to distribute all of the current year and future years’ earnings of a non-U.S. subsidiary to its foreign parent. Withholding taxes of $0.8 million and $0.9 million related to this distribution are included in the provision for income taxes in the accompanying Consolidated Statement of Operations for 2012 and 2011, respectively.

Gain (Loss) from Discontinued Operations

In 2012, the net (loss) on sale of the Spanish discontinued operations totaled $(10.7) million. The (loss) from the Spanish discontinued operations, net of taxes, totaled $(0.8) million and $(4.6) million for 2012 and 2011, respectively. In 2011, the net gain on sale of the Argentine discontinued operations totaled $0.5 million, which resulted from the reversal of the accrued liability related to the expiration of the indemnification to the purchaser for the possible loss of a specific client business. There was no tax impact on either the (loss) from discontinued operations or the gain (loss) on sale of discontinued operations.

Net Income (Loss)

As a result of the foregoing, we reported income from continuing operations for 2012 of $47.8 million, a decrease of $17.8 million from 2011. This decrease was principally attributable to a $41.6 million decrease in revenues, a $3.4 million decrease in net gain on disposal of property and equipment and a $0.4 million decrease in net gain on insurance settlement, partially offset by a $26.0 million decrease in direct salaries and related costs, a $0.3 million decrease in general and administrative costs and a $1.3 million decrease in impairment of long-lived assets. In addition to the $17.8 million decrease in income from continuing operations, we experienced an increase of $0.5 million in interest expense, a $0.4 million increase in other expense, net, and a $11.2 million increase in loss on sale of discontinued operations, partially offset by a decrease of $3.8 million in loss from discontinued operations and a $6.1 million decrease in the tax provision, resulting in net income of $28.4 million for 2012, a decrease of $20.0 million compared to 2011.

2011 Compared to 2010

Revenues

For 2011, we recognized consolidated revenues of $1,169.3 million, an increase of $47.4 million or 4.2%, from $1,121.9 million in 2010.

On a geographic segment basis, revenues from the Americas region, including the United States, Canada, Latin America, Australia and the Asia Pacific Rim, represented 82.4%, or $963.1 million, for 2011 compared to 83.3%, or $934.3 million, in 2010. Revenues from the EMEA region, including Europe, the Middle East and Africa, represented 17.6%, or $206.2 million, for 2011 compared to 16.7%, or $187.6 million, in 2010.

Americas’ revenues increased $28.8 million, including the positive foreign currency impact of $10.8 million, for 2011 from 2010. The remaining increase of $18.0 million was primarily due to new contract sales of $65.9 million and higher volumes from existing contracts of $8.0 million, partially offset by end-of-life client programs of $55.9 million. Revenues from our offshore operations represented 47.8% of Americas’ revenues, compared to 47.7% in 2010. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our focus to re-price or replace certain sub-profitable target client programs.

EMEA’s revenues increased $18.6 million, including the positive foreign currency impact of $9.9 million, for 2011 from 2010. The remaining increase of $8.7 million was primarily due to new contract sales of $15.0 million and higher volumes from existing contracts of $22.2 million, partially offset by end-of-life client programs of $28.5 million. This $8.7 million increase is net of a $1.2 million decrease in revenues due to the closure of certain sites in connection with the Fourth Quarter 2010 Exit Plan.

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

Impairment of Long-Lived Assets

During 2011, we recorded a $1.7 million impairment of long-lived assets, consisting of $1.2 million in the Americas segment and $0.5 million in the EMEA segment. During 2010, we recorded a $3.3 million impairment of long-lived assets, consisting of $3.1 million in the Americas segment and $0.2 million in the EMEA segment.

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

On December 17, 2010 the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the “Tax Relief Act”) was enacted. Included in the Tax Relief Act was the extension until December 31, 2011 of Internal Revenue Code Section 954(c)(6). As a result of this extension, we changed our intent to distribute current earnings from various foreign operations to their foreign parents. These tax provisions permitted continued tax deferral through 2011 on such distributions that would otherwise be taxable immediately in the United States. While the distributions are not taxable in the United States, related withholding taxes of $2.7 million are included in the provision for income taxes in the accompanying Consolidated Statement of Operations for 2011.

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

Net Income (Loss)

As a result of the foregoing, we reported income from continuing operations for 2011 of $65.5 million, an increase of $27.6 million from 2010. This increase was principally attributable to a $47.4 million increase in revenues, a $25.0 million decrease in general and administrative costs, a $3.1 million increase in net gain on disposal of property and equipment, a $1.6 million decrease in impairment of long-lived assets and a $0.4 million decrease in impairment of goodwill and intangibles, partially offset by a $48.4 million increase in direct salaries and related costs and a $1.5 million decrease in net gain on insurance settlement. In addition to the $27.6 million increase in income from continuing operations, we experienced a $3.8 million decrease in other expense, net, a $3.8 million decrease in interest expense, a $0.2 million increase in interest income, a $8.3 million decrease in loss from discontinued operations and a $24.0 million decrease in loss on sale of discontinued operations, partially offset by a $9.1 million increase in the tax provision, resulting in net income of $48.3 million for 2011, an increase of $58.6 million compared to 2010.

Quarterly Results

The following information presents our unaudited quarterly operating results from continuing operations for 2012 and 2011. During 2012, we sold our operations in Spain. Accordingly, we have reclassified the selected financial data for all periods presented to reflect these results as discontinued operations in accordance with Accounting Standards Codification 205-20 “Discontinued Operations”. The data has been prepared on a basis consistent with the accompanying Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, and includes all adjustments, consisting of normal recurring accruals, that we consider necessary for a fair presentation thereof.

(in thousands, except per share data)	12/31/2012	9/30/2012	6/30/2012	3/31/2012	12/31/2011	9/30/2011	6/30/2011	3/31/2011
Revenues (1)	$304,272	$280,526	$264,802	$278,098	$276,234	$293,310	$300,273	$299,450

Operating expenses:
Direct salaries and related costs (1,2)	201,194	183,628	174,630	178,500	181,978	189,082	198,779	194,091
General and administrative (1,3,4)	86,974	87,905	81,533	84,942	82,086	82,553	88,370	88,577
Net (gain) loss on disposal of property and equipment (5)	308	199	(66)	(50)	411	(8)	(3,611)	187
Net (gain) on insurance settlement	—	—	—	(133)	—	(437)	—	(44)
Impairment of long-lived assets	84	122	—	149	954	38	—	726

Total operating expenses	288,560	271,854	256,097	263,408	265,429	271,228	283,538	283,537

Income (loss) from continuing operations	15,712	8,672	8,705	14,690	10,805	22,082	16,735	15,913

Other income (expense):
Interest income	443	297	354	364	405	357	310	280
Interest (expense)	(498)	(421)	(312)	(316)	(305)	(272)	(288)	(267)
Other income (expense)	(729)	(715)	(488)	(601)	173	(329)	(378)	(1,565)

Total other income (expense)	(784)	(839)	(446)	(553)	273	(244)	(356)	(1,552)

Income (loss) from continuing operations before income taxes	14,928	7,833	8,259	14,137	11,078	21,838	16,379	14,361
Income taxes	1,638	(309)	511	3,367	5,118	2,969	2,683	572

Income (loss) from continuing operations, net of taxes	13,290	8,142	7,748	10,770	5,960	18,869	13,696	13,789
(Loss) from discontinued operations, net of taxes (6)	—	—	—	(820)	(1,441)	(755)	(1,725)	(611)
Gain (loss) on sale of discontinued operations, net of taxes (7)	—	—	—	(10,707)	559	—	—	—

Net income (loss)	$13,290	$8,142	$7,748	$(757)	$5,078	$18,114	$11,971	$13,178

Net income (loss) per common share (8):
Basic:
Continuing operations	$0.31	$0.19	$0.18	$0.25	$0.14	$0.42	$0.30	$0.29
Discontinued operations	—	—	—	(0.27)	(0.02)	(0.02)	(0.04)	(0.01)

Net income (loss) per common share	$0.31	$0.19	$0.18	$(0.02)	$0.12	$0.40	$0.26	$0.28

Diluted:
Continuing operations	$0.31	$0.19	$0.18	$0.25	$0.14	$0.42	$0.30	$0.29
Discontinued operations	—	—	—	(0.27)	(0.02)	(0.02)	(0.04)	(0.01)

Net income (loss) per common share	$0.31	$0.19	$0.18	$(0.02)	$0.12	$0.40	$0.26	$0.28

Weighted average shares:
Basic	43,057	43,014	43,094	43,309	43,659	45,557	46,241	46,409
Diluted	43,081	43,031	43,103	43,409	43,847	45,653	46,293	46,577

(1)	The quarters ended December 31, 2012 and September 30, 2012 include the results of Alpine as a result of the acquisition completed on August 20, 2012.

(2)	The quarters ended December 31, 2012 and December 31, 2011 include $0.7 million and $3.5 million, respectively, related to the Fourth Quarter 2011 Exit Plan.

(3)

The quarters ended December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011 include $(0.5) million, $0.6 million, $0.7 million, $0.3 million and $2.3 million related to the Fourth Quarter 2011 Exit Plan.

(4)	The quarters ended December 31, 2012 and September 30, 2012 include $1.0 million and $3.8 million, respectively, in Alpine acquisition-related costs.

(5)	The quarter ended June 30, 2011 includes a $3.7 million net gain on sale of the land and building located in Minot, North Dakota.

(6)	The amounts for the quarter ended March 31, 2012 and each of the quarters for 2011 include the results of our operations in Spain, which was sold in March 2012.

(7)	The quarter ended December 31, 2011 includes a gain on the sale of our Argentine operations, which was sold in 2010.

(8)	Net income (loss) per basic and diluted common share is computed independently for each of the quarters presented and, therefore, may not sum to the total for the year.

Business Outlook

For the twelve months ended December 31, 2013, we anticipate the following financial results:

•	Revenues in the range of $1,220.0 million to $1,235.0 million;

•	Effective tax rate of approximately 25%;

•	Fully diluted share count of approximately 43.1 million;

•	Diluted earnings per share of approximately $0.87 to $0.97; and

•	Capital expenditures in the range of $55.0 million to $65.0 million

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

On August 18, 2011, our Board authorized us to purchase up to 5.0 million shares of our outstanding common stock (the “2011 Share Repurchase Program”). During 2012, we repurchased 0.5 million common shares under the 2011 Share Repurchase Program at prices ranging from $13.85 to $15.00 per share for a total cost of $7.9 million. During 2011, we repurchased 2.5 million common shares under the 2011 Share Repurchase Program at prices ranging from $14.18 to $16.10 per share for a total cost of $37.7 million. As of December 31, 2012, a total of 3.0 million shares have been repurchased under the 2011 Share Repurchase Program. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date. We may make additional discretionary stock repurchases under this program in 2013.

On August 5, 2002, our Board authorized us to purchase up to 3.0 million shares of our outstanding common stock (the “2002 Share Repurchase Program”). During 2011, we repurchased 0.8 million common shares under the 2002 Share Repurchase Program at prices ranging from $12.46 to $18.53 per share for a total cost of $12.3 million. During 2010, we repurchased 0.3 million common shares at prices ranging from $16.92 to $17.60 per share for a total cost of $5.2 million. All available shares under the 2002 Share Repurchase Program have been repurchased.

During 2012, cash increased $86.5 million from operating activities, $113.0 million due to proceeds from the issuance of long-term debt, $0.4 million due to a release of restricted cash, $0.2 million from the proceeds from sale of property and equipment and $0.2 million of other. Further, we paid $147.1 million for the Alpine acquisition, used $38.6 million for capital expenditures, used $22.0 million to repay long-term debt, divested cash of $9.1 million in conjunction with the sale of discontinued operations in Spain, used $7.9 million to repurchase our stock, used $1.4 million to repurchase stock for minimum tax withholding on equity awards and paid $0.9 million for loan fees, resulting in a $23.8 million decrease in available cash (including the favorable effects of foreign currency exchange rates on cash of $2.9 million).

Net cash flows provided by operating activities for 2012 were $86.5 million, compared to $102.6 million in 2011. The $16.1 million decrease in net cash flows from operating activities was due to a $20.0 million decrease in net income and a net decrease of $1.2 million in cash flows from assets and liabilities, partially offset by a $5.1 million increase in non-cash reconciling items such as depreciation and amortization, (gain) loss on the sale of discontinued operations, net (gain) loss on disposal of property and equipment, impairment losses and unrealized foreign currency transaction (gains) losses, net. The $1.2 million decrease in cash flows from assets and liabilities was principally a result of a $15.7 million increase in accounts receivable (primarily related to the timing of receivables’ billings and subsequent payments of those billings, coupled with a reduction in revenues in 2012 over 2011), a $13.1 million increase in other assets (primarily related to the payment of a mandatory security deposit in connection with a Canadian tax audit) and a $4.4 million decrease in deferred revenue, partially offset by a $26.0 million increase in other liabilities (primarily related to the timing of payments and an increase in customer deposits of $6.6 million) and a $6.0 million increase in taxes payable.

We sold our operations in Spain and Argentina in 2012 and 2010, respectively. Cash flows from discontinued operations, which are included in the accompanying Consolidated Statements of Cash Flows, were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Cash (used for) operating activities of discontinued operations	$(4,530)	$(4,656)	$(6,622)
Cash (used for) investing activities of discontinued operations	(8,887)	(311)	(13,463)

Cash (used for) operating activities of discontinued operations represents the cash (used for) the Spanish and Argentine operations in 2012, 2011 and 2010. Cash (used for) investing activities of discontinued operations for 2012 and 2010 primarily represents the cash divested upon the sale of the Spanish and Argentine operations, respectively. Cash (used for) investing activities of discontinued operations represents capital expenditures in 2011. The sale of the Spanish operations resulted in a loss of $10.7 million. The sale of the Argentine operations resulted in a pre-tax loss of $29.9 million, or a $23.5 million loss, net of tax. We do not expect the absence of the cash flows from our discontinued operations in Spain and Argentina to materially affect our future liquidity and capital resources.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $38.6 million for 2012, compared to $29.9 million for 2011, an increase of $8.7 million. In 2013, we anticipate capital expenditures in the range of $55.0 million to $65.0 million, primarily for new seat additions, maintenance and systems infrastructure.

On May 3, 2012, we entered into a $245 million revolving credit facility (the “2012 Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (“KeyBank”). The 2012 Credit Agreement replaced our previous $75 million revolving credit facility dated February 2, 2010, as amended, which agreement was terminated simultaneous with entering into the 2012 Credit Agreement. The 2012 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. At December 31, 2012, we were in compliance with all loan requirements of the 2012 Credit Agreement and had $91.0 million of outstanding borrowings under this facility, with an average daily utilization of $96.8 million for the outstanding period during 2012 (none in 2011). During 2012 and 2010, the related interest expense, excluding amortization of deferred loan fees, under our credit agreements was $0.5 million and $1.8 million, respectively, which represented weighted average interest rates of 1.5% and 3.9%, respectively (none in 2011).

The 2012 Credit Agreement includes a $184 million alternate-currency sub-facility, a $10 million swingline sub-facility and a $35 million letter of credit sub-facility, and may be used for general corporate purposes including acquisitions, share repurchases, working capital support and letters of credit, subject to certain limitations. We are not currently aware of any inability of our lenders to provide access to the full commitment of funds that exist under the 2012 Credit Agreement, if necessary. However, there can be no assurance that such facility will be available to us, even though it is a binding commitment of the financial institutions. The 2012 Credit Agreement will mature on May 2, 2017.

Borrowings under the 2012 Credit Agreement will bear interest at either LIBOR or the base rate plus, in each case, an applicable margin based on our leverage ratio. The applicable interest rate will be determined quarterly based on our leverage ratio at such time. The base rate is a rate per annum equal to the greatest of (i) the rate of interest established by KeyBank, from time to time, as its “prime rate”; (ii) the Federal Funds effective rate in effect from time to time, plus 1/2 of 1% per annum; and (iii) the then-applicable LIBOR rate for one month interest periods, plus 1.00%. Swingline loans will bear interest only at the base rate plus the base rate margin. In addition, we are required to pay certain customary fees, including a commitment fee of 0.175%, which is due quarterly in arrears and calculated on the average unused amount of the 2012 Credit Agreement.

The 2012 Credit Agreement is guaranteed by all of our existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all of our direct foreign subsidiaries and those of the guarantors.

In April 2012, we received an assessment for the Canadian 2003-2006 audit for which we filed a Notice of Objection in July 2012. As required by the Notice of Objection process, we paid mandatory security deposits in the amount of $14.5 million to the Canadian Revenue Agency and $0.4 million to the Province of Ontario. This process will allow us to submit the case to the U.S. and Canada Competent Authority for ultimate resolution. Although the outcome of examinations by taxing authorities is always uncertain, we believe we are adequately reserved for this audit and that resolution is not expected to have a material impact on our financial condition and results of operations.

On August 20, 2012, we completed the acquisition of Alpine Access, Inc. (“Alpine”), a Delaware corporation, pursuant to the Agreement and Plan of Merger, dated July 27, 2012. The purchase price of $149.0 million was funded through cash on hand of $41.0 million and borrowings of $108.0 million under our 2012 Credit Agreement, dated May 3, 2012.

As of December 31, 2012, we had $187.3 million in cash and cash equivalents, of which approximately 97.6% or $182.9 million, was held in international operations and is deemed to be indefinitely reinvested offshore. These funds may be subject to additional taxes if repatriated to the United States, including withholding tax applied by the country of origin and an incremental U.S. income tax, net of allowable foreign tax credits. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions. We do not intend nor currently foresee a need to repatriate these funds. We expect our current domestic cash levels and cash flows from operations to be adequate to meet our domestic anticipated working capital needs, including investment activities such as capital expenditures and debt repayment for the next twelve months and the foreseeable future. Additionally, we expect our current foreign cash levels and cash flows from foreign operations to be adequate to meet our foreign anticipated working capital needs, including investment activities such as capital expenditures for the next twelve months and the foreseeable future.

If we should require more cash in the U.S. than is provided by our domestic operations for significant discretionary unforeseen activities such as acquisitions of businesses and share repurchases, we could elect to repatriate future foreign earnings and/or raise capital in the U.S through additional borrowings or debt/equity issuances. These alternatives could result in higher effective tax rates, interest expense and/or dilution of earnings. We have borrowed funds domestically and continue to have the ability to borrow additional funds domestically at reasonable interest rates.

Our cash resources could also be affected by various risks and uncertainties, including but not limited to, the risks detailed in Item 1A, Risk Factors.

Off-Balance Sheet Arrangements and Other

At December 31, 2012, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Contractual Obligations

The following table summarizes our contractual cash obligations at December 31, 2012, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 -3 Years	3 -5 Years	After 5 Years	Other
Operating leases (1)	$163,124	$37,418	$51,393	$31,163	$43,150	$—
Purchase obligations (2)	32,099	24,557	6,336	1,206	—	—
Accounts payable (3)	24,985	24,985	—	—	—	—
Accrued employee compensation and benefits (3)	73,087	73,087	—	—	—	—
Income taxes payable (4)	800	800	—	—	—	—
Other accrued expenses and current liabilities (5)	31,320	31,320	—	—	—	—
Long-term debt (6)	91,000	—	—	91,000	—	—
Long-term tax liabilities (7)	11,173	785	—	—	—	10,388
Other long-term liabilities (8)	4,716	—	1,761	1,195	1,760	—

	$432,304	$192,952	$59,490	$124,564	$44,910	$10,388

(1)	Amounts represent the expected cash payments under our operating leases.

(2)

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(3)

Accounts payable and accrued employee compensation and benefits (See Note 17 to the accompanying Consolidated Financial Statements), which represent amounts due vendors and employees payable within one year.

(4)	Income taxes payable, which represents amounts due taxing authorities payable within one year.

(5)

Other accrued expenses and current liabilities, which exclude deferred grants, include amounts as disclosed in Note 19 to the accompanying Consolidated Financial Statements, primarily related to restructuring costs, legal and professional fees, telephone charges, rent, derivative contracts and other accruals.

(6)	Long-term debt (See Note 21 to the accompanying Consolidated Financial Statements), which represents borrowings under our revolving credit facility.

(7)

Long-term tax liabilities include uncertain tax positions and related penalties and interest as discussed in Note 23 to the accompanying Consolidated Financial Statements. The amount in the table has been reduced by $14.9 million of Canadian mandatory security deposits paid during 2012, which are included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheet as of December 31, 2012. We cannot make reasonably reliable estimates of the cash settlement of $10.4 million of the long-term liabilities with the taxing authority; therefore, amounts have been excluded from payments due by period.

(8)

Other long-term liabilities, which exclude deferred income taxes and other non-cash long-term liabilities, represent the expected cash payments due under restructuring accruals (primarily lease obligations) and pension obligations. See Notes 5 and 26 to the accompanying Consolidated Financial Statements.

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

Recognition of Revenue

We recognize revenue in accordance with ASC 605 “Revenue Recognition”. We primarily recognize revenues from services as the services are performed, which is based on either a per minute, per call, per transaction or per time and material basis, under a fully executed contractual agreement and record reductions to revenues for contractual penalties and holdbacks for failure to meet specified minimum service levels and other performance based contingencies. Revenue recognition is limited to the amount that is not contingent upon delivery of any future product or service or meeting other specified performance conditions. Product sales, accounted for within our fulfillment services, are recognized upon shipment to the customer and satisfaction of all obligations.

Revenues from fulfillment services account for 1.5%, 1.4% and 1.5% of total consolidated revenues for the years ended December 31, 2012, 2011 and 2010, respectively, some of which contain multiple-deliverables. The service offerings for these fulfillment service contracts typically include pick-pack-and-ship, warehousing, process management, finished goods assembly and pass-through costs. In accordance with ASC 605-25 “Revenue Recognition — Multiple-Element Arrangements” (“ASC 605-25”) (as amended by Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force”) (“ASU 2009-13”), we determine if the services provided under these contracts with multiple-deliverables represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value, and where return rights exist, delivery or performance of the undelivered items is considered probable and substantially within our control. If those deliverables are determined to be separate units of accounting, revenues from these services are recognized as the services are performed under a fully executed contractual agreement. If those deliverables are not determined to be separate units of accounting, revenue for the delivered services are bundled into a single unit of accounting and recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate.

As a result of the adoption of ASU 2009-13, the Company allocates revenue to each of the deliverables based on a selling price hierarchy of vendor specific objective evidence (“VSOE”), third-party evidence, and then estimated selling price. VSOE is based on the price charged when the deliverable is sold separately. Third-party evidence is based on largely interchangeable competitor services in standalone sales to similarly situated customers. Estimated selling price is based on our best estimate of what the selling prices of deliverables would be if they were sold regularly on a standalone basis. Estimated selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies, service offerings, and customer classifications. Once we allocate revenue to each deliverable, we recognize revenue when all revenue recognition criteria are met. As of December 31, 2012, our fulfillment contracts with multiple-deliverables met the separation criteria as outlined in ASC 605-25 and the revenue was accounted for accordingly. Other than these fulfillment contracts, we have no other contracts that contain multiple-deliverables as of December 31, 2012.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts, $5.1 million as of December 31, 2012, or 2.0% of trade account receivables, for estimated losses arising from the inability of our customers to make required payments. Our estimate is based on qualitative and quantitative analyses, including credit risk measurement tools and methodologies using the publicly available credit and capital market information, a review of the current status of our trade accounts receivable and historical collection experience of our clients. It is reasonably possible that our estimate of the allowance for doubtful accounts will change if the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments.

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

As of December 31, 2012, we determined that a total valuation allowance of $43.3 million was necessary to reduce U.S. deferred tax assets by $3.5 million and foreign deferred tax assets by $39.8 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $17.3 million as of December 31, 2012 is dependent upon future profitability within each tax jurisdiction. As of December 31, 2012, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax assets will be realized.

A provision for income taxes has not been made for the undistributed earnings of foreign subsidiaries of approximately $383.8 million as of December 31, 2012, as the earnings are indefinitely reinvested in foreign business operations. If these earnings are repatriated or otherwise become taxable in the U.S, we would be subject to an incremental U.S. tax expense net of any allowable foreign tax credits, in addition to any applicable foreign withholding tax expense. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable.

In April 2012, we received an assessment for the Canadian 2003-2006 audit for which we filed a Notice of Objection in July 2012. As required by the Notice of Objection process, we paid mandatory security deposits in the amount of $14.5 million to the Canadian Revenue Agency and $0.4 million to the Province of Ontario, which are included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheet as of December 31, 2012 and “Cash paid during period for income taxes” in the accompanying Consolidated Statements of Cash Flows for the year ended December 31, 2012. This process will allow us to submit the case to the U.S. and Canada Competent Authority for ultimate resolution. Although the outcome of examinations by taxing authorities is always uncertain, we believe we are adequately reserved for this audit and that resolution is not expected to have a material impact on our financial condition and results of operations.

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

In addition, The American Taxpayer Relief Act of 2012 was passed on January 2, 2013, with many provisions retroactively effective to January 1, 2012. We are currently evaluating the net retroactive impact of this law change on our financial condition, results of operations and cash flows.

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

As of December 31, 2012, we had $16.9 million of unrecognized tax benefits, a net decrease of $0.2 million from $17.1 million as of December 31, 2011. Had we recognized these tax benefits, approximately $16.9 million and $17.1 million and the related interest and penalties would favorably impact the effective tax rate in 2012 and 2011, respectively. We believe it is reasonably possible that our unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $0.4 million due to expiration of statutes of limitations, audit or appeal resolution in various tax jurisdictions.

Our provision for income taxes is subject to volatility and is impacted by the distribution of earnings in the various domestic and international jurisdictions in which we operate. Our effective tax rate could be impacted by earnings being either proportionally lower or higher in foreign countries where we have tax rates lower than the U.S. tax rates. In addition, we have been granted tax holidays in several foreign tax jurisdictions, which have various expiration dates ranging from 2013 through 2023. If we are unable to renew a tax holiday in any of these jurisdictions, our effective tax rate could be adversely impacted. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will permit a renewal. Our effective tax rate could also be affected by several additional factors, including changes in the valuation of our deferred tax assets or liabilities, changing legislation, regulations, and court interpretations that impact tax law in multiple tax jurisdictions in which we operate, as well as new requirements, pronouncements and rulings of certain tax, regulatory and accounting organizations.

Impairment of Goodwill, Intangibles and Other Long-Lived Assets

We review long-lived assets, which had a carrying value of $397.6 million as of December 31, 2012, including goodwill, intangibles and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and at least annually for impairment testing of goodwill. An asset is considered to be impaired when the carrying amount exceeds the fair value. Upon determination that the carrying value of the asset is impaired, we would record an impairment charge, or loss, to reduce the asset to its fair value. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

New Accounting Standards Not Yet Adopted

In December 2011, the FASB issued ASU 2011-11 “Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The amendments in ASU 2011-11 will enhance disclosures by requiring improved information about financial and derivative instruments that are either 1) offset (netting assets and liabilities) in accordance with Section 210-20-45 or Section 815-10-45 of the FASB Accounting Standards Codification or 2) subject to an enforceable master netting arrangement or similar agreement. The amendments in ASU 2011-11 are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those years. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 as of January 1, 2013 did not have a material impact on our financial condition, results of operations and cash flows.

In July 2012, the FASB issued ASU 2012-02 “Intangibles — Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). The amendments in ASU 2012-02 provide entities with the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. Under the amendments in ASU 2012-02, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 on January 1, 2013 did not have a material impact on our financial condition, results of operations and cash flows.

In February 2013, the FASB issued ASU 2013-02 “Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in ASU 2013-02 are effective prospectively for reporting periods beginning after December 15, 2012. We do not expect the adoption of ASU 2013-02 to materially impact our financial condition, results of operations and cash flows.

U.S. Healthcare Reform Acts

In March 2010, the President of the United States signed into law comprehensive healthcare reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the “Acts”). The Acts contain provisions that could materially impact our healthcare costs in the future, thus adversely affecting our profitability. We are currently evaluating the potential impact of the Acts on our financial condition, results of operations and cash flows.

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

We serve a number of U.S.-based clients using customer contact management center capacity in The Philippines, Canada and Costa Rica, which are within our Americas segment. Although the contracts with these clients are priced in USDs, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine Pesos (“PHP”), Canadian Dollars, and Costa Rican Colones (“CRC”), which represent FX exposures. Additionally, our EMEA segment services clients in Hungary and Romania where the contracts are priced in Euros (“EUR”), with a substantial portion of the costs incurred to render services under these contracts denominated in Hungarian Forints (“HUF”) and Romanian Leis (“RON”).

In order to hedge a portion of our anticipated cash flow requirements denominated in PHP, CRC, HUF and RON we had outstanding forward contracts and options as of December 31, 2012 with counterparties through January 2014 with notional amounts totaling $148.4 million. As of December 31, 2012, we had net total derivative assets associated with these contracts with a fair value of $0.2 million, which will settle within the next 13 months. If the USD was to weaken against the PHP, CRC and the EUR was to weaken against the HUF and RON by 10% from current period-end levels, we would incur a loss of approximately $11.9 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We also entered into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of December 31, 2012, the fair value of these derivatives was a net receivable of $0.9 million. The potential loss in fair value at December 31, 2012, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $5.3 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of December 31, 2012, we had $91.0 million in borrowings outstanding under the revolving credit facility. Based on our level of variable rate debt outstanding during the year ended December 31, 2012, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had a $0.4 million impact on our results of operations.

We have not historically used derivative instruments to manage exposure to changes in interest rates.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are located beginning on page 56 and page 39 of this report, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management believes that, as of December 31, 2012, our internal control over financial reporting was effective.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except for the change discussed under “Changes to Internal Control Over Financial Reporting” below.

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 49.

Changes to Internal Control Over Financial Reporting

On August 20, 2012, we acquired Alpine. We have excluded Alpine from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 as we are currently integrating policies, processes, people, technology and operations for the combined companies. Management will continue to evaluate our internal control over financial reporting as we execute our integration activities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

Tampa, Florida

We have audited the internal control over financial reporting of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Alpine Access, Incorporated, which was acquired on August 20, 2012 and whose financial statements constituted 26% and 20% of net and total assets, respectively, 4% of revenues, and who contributed a net loss of $2.2 million to the consolidated financial statement amounts as of and for the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting at Alpine Access, Incorporated. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2012 of the Company and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

March 1, 2013

Item 9B. Other Information

None.

PART III

Items 10. through 14.

All information required by Items 10 through 14, with the exception of information on Executive Officers which appears in this report in Item 1 under the caption “Executive Officers”, is incorporated by reference to SYKES’ Proxy Statement for the 2013 Annual Meeting of Shareholders.

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

Exhibits:

Exhibit Number	Exhibit Description

2.1	Articles of Merger between Sykes Enterprises, Incorporated, a North Carolina Corporation, and Sykes Enterprises, Incorporated, a Florida Corporation, dated March 1, 1996. (1)

2.2	Agreement and Plan of Merger, dated as of October 5, 2009, among ICT Group, Inc., Sykes Enterprises, Incorporated, SH Merger Subsidiary I, Inc., and SH Merger Subsidiary II, LLC (15)

2.3	Agreement and Plan of Merger, dated as of July 27, 2012, by and among Sykes Enterprises, Incorporated, Sykes Acquisition Subsidiary II, Inc., Alpine Access, Inc., and Shareholder Representative Services LLC. (24)

3.1	Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (2)

3.2	Articles of Amendment to Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (3)

3.3	Bylaws of Sykes Enterprises, Incorporated, as amended. (7)

4.1	Specimen certificate for the Common Stock of Sykes Enterprises, Incorporated. (1)

10.1	2004 Non-Employee Directors’ Fee Plan. (5)*

10.2	First Amended and Restated 2004 Non-Employee Director’s Fee Plan. (12)*

10.3	Second Amended and Restated 2004 Non-Employee Director’s Fee Plan. (14)*

10.4	Third Amended and Restated 2004 Non-Employee Director’s Fee Plan. (16)*

10.5	Fourth Amended and Restated 2004 Non-Employee Director Fee Plan. (20)*

10.6	Fifth Amended and Restated 2004 Non-Employee Director Fee Plan. (26)*

10.7	Form of Split Dollar Plan Documents. (1)*

10.8	Form of Split Dollar Agreement. (1)*

10.9	Form of Indemnity Agreement between Sykes Enterprises, Incorporated and directors & executive officers. (1)

10.10	2001 Equity Incentive Plan. (4)*

Exhibit Number	Exhibit Description

10.11	Deferred Compensation Plan. (7)*

10.12	First Amendment to Deferred Compensation Plan. (27)*

10.13	Form of Restricted Share And Stock Appreciation Right Award Agreement dated as of March 29, 2006. (8)*

10.14	Form of Restricted Share And Bonus Award Agreement dated as of March 29, 2006. (8)*

10.15	Form of Restricted Share Award Agreement dated as of May 24, 2006. (9)*

10.16	Form of Restricted Share And Stock Appreciation Right Award Agreement dated as of January 2, 2007. (10)*

10.17	Form of Restricted Share Award Agreement dated as of January 2, 2007. (10)*

10.18	Form of Restricted Share and Stock Appreciation Right Award Agreement dated as of January 2, 2008. (11)*

10.19	2011 Equity Incentive Plan. (21)*

10.20	Founder’s Retirement and Consulting Agreement dated December 10, 2004 between Sykes Enterprises, Incorporated and John H. Sykes. (6)*

10.21	Amended and Restated Employment Agreement dated as of December 30, 2008 between Sykes Enterprises, Incorporated and Charles E. Sykes. (17)*

10.22	Amended and Restated Employment Agreement dated as of December 30, 2008 between Sykes Enterprises, Incorporated and W. Michael Kipphut. (17)*

10.23	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and Jenna R. Nelson. (17)*

10.24	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and James T. Holder. (17)*

10.25	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and William N. Rocktoff. (17)*

10.26	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and James Hobby, Jr. (17)*

10.27	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and Daniel L. Hernandez. (17)*

10.28	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and David L. Pearson. (17)*

10.29	Lease Agreement, dated January 25, 2008, Lease Amendment Number One and Lease Amendment Number Two dated February 12, 2008 and May 28, 2008 respectively, between Sykes Enterprises, Incorporated and Kingstree Office One, LLC. (13)

10.30	Stock Purchase Agreement between Sykes Enterprises, Incorporated (not as a Seller), SEI International Services S.a.r.l. (as Seller), Sykes Enterprises Incorporated Holdings, BV (as Seller) and Antonio Marcelo Cid, Humberto Daniel Sahade as Buyers, dated December 13, 2010. (18)

10.31	Stock Purchase Agreement between Sykes Enterprises, Incorporated (not as a Seller), ICT Group Netherlands B.V. (as Seller), ICT Group Netherlands Holdings, B.V. (as Seller) and Carolina Gaito, Claudio Martin, Fernando A. Berrondo, Gustavo Rosetti as Buyers, dated December 24, 2010. (19)

Exhibit Number	Exhibit Description

10.32	Credit Agreement, dated May 3, 2012, between Sykes Enterprises, Incorporated, the lenders party thereto and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent. (22)

10.33	Business Sale and Purchase Agreement, dated as of March 29, 2012, between Sykes Enterprises, Incorporated and Iberphone, S.A.U. (23)

10.34	Stock Purchase Agreement, dated as of March 30, 2012, by and among Sykes Enterprises, Incorporated (not as a Seller), SEI International Services S.a.r.l. (as Seller) and Eugenio Arceu Garcia as Buyer. (23)

10.35	Employment Agreement, dated as of September 13, 2012, between Sykes Enterprises, Incorporated and Lawrence R. Zingale. (25)*

10.36	Employment Agreement, dated as of September 13, 2012, between Sykes Enterprises, Incorporated and Christopher Carrington. (25)*

14.1	Code of Ethics. (28)

21.1	List of subsidiaries of Sykes Enterprises, Incorporated.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney relating to subsequent amendments (included on the signature page of this report).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-2324) and incorporated herein by reference.

(2)	Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed with the Commission on October 23, 1997, and incorporated herein by reference.

(3)	Filed as Exhibit 3.2 to the Registrant’s Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.

(4)	Filed as Exhibit 10.32 to Registrant’s Form 10-Q filed with the Commission on May 7, 2001, and incorporated herein by reference.

(5)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on August 9, 2004, and incorporated herein by reference.

(6)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2004, and incorporated herein by reference.

(7)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 22, 2005,

and incorporated herein by reference.

(8)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on April 4, 2006, and incorporated herein by reference.

(9)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on May 31, 2006, and incorporated herein by reference.

(10)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2006, and incorporated herein by reference.

(11)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on January 8, 2008, and incorporated herein by reference.

(12)	Filed as an Exhibit to the Registrant’s Form 10-Q filed with the Commission on May 7, 2008, and incorporated herein by reference.

(13)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on May 29, 2008, and incorporated herein by reference.

(14)	Filed as an Exhibit to the Registrant’s Form 10-Q filed with the Commission on November 5, 2008, and incorporated herein by reference.

(15)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2009, and incorporated herein by reference.

(16)	Filed as an Exhibit to the Registrant’s Proxy Statement for the 2009 annual meeting of shareholders filed with the Commission on April 22, 2009, and incorporated herein by reference.

(17)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2009, and incorporated herein by reference.

(18)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2010, and incorporated herein by reference.

(19)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 30, 2010, and incorporated herein by reference.

(20)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011, and incorporated herein by reference.

(21)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2011, and incorporated herein by reference.

(22)	Filed as an Exhibit to the Registrant’s Form 8-K filed with the Commission on May 7, 2012, and incorporated herein by reference.

(23)	Filed as an Exhibit to the Registrant’s Form 8-K filed with the Commission on April 4, 2012, and incorporated herein by reference.

(24)	Filed as an Exhibit to the Registrant’s Form 8-K filed with the Commission on July 30, 2012, and incorporated herein by reference.

(25)	Filed as an Exhibit to the Registrant’s Form 8-K filed with the Commission on September 19, 2012, and incorporated herein by reference.

(26)	Filed as an Exhibit to the Registrant’s Proxy Statement for the 2012 annual meeting of shareholders filed with the Commission on April 14, 2012, and incorporated herein by reference.

(27)	Filed as an Exhibit to the Registrant’s Proxy Statement for the 2006 annual meeting of shareholders filed with the Commission on April 21, 2006, and incorporated herein by reference.

(28)	Available on the Registrant’s website at www.sykes.com, by clicking on “Investor Relations” and then “Corporate Governance” under the heading “Corporate Governance.”

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 1st day of March 2013.

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

Signature	Title	Date
/s/ Paul L. Whiting	Chairman of the Board	March 1, 2013
Paul L. Whiting

/s/ Charles E. Sykes	President and Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2013
Charles E. Sykes

/s/ Mark C. Bozek	Director	March 1, 2013
Mark C. Bozek

/s/ Lt. Gen. Michael P. Delong (Ret.)	Director	March 1, 2013
Lt. Gen. Michael P. Delong (Ret.)

/s/ H. Parks Helms	Director	March 1, 2013
H. Parks Helms

/s/ Iain A. Macdonald	Director	March 1, 2013
Iain A. Macdonald

/s/ James S. MacLeod	Director	March 1, 2013
James S. MacLeod

/s/ Linda F. McClintock-Greco M.D.	Director	March 1, 2013
Linda F. McClintock-Greco M.D.

/s/ William J. Meurer	Director	March 1, 2013
William J. Meurer

/s/ James K. Murray, Jr.	Director	March 1, 2013
James K. Murray, Jr.

/s/ W. Michael Kipphut	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2013
W. Michael Kipphut

Report of Independent Registered Public Accounting

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sykes Enterprises, Incorporated and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

March 1, 2013

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$187,322	$211,122
Receivables, net	247,633	229,702
Prepaid expenses	12,370	11,540
Other current assets	20,017	20,120
Assets held for sale, discontinued operations	—	9,590

Total current assets	467,342	482,074
Property and equipment, net	101,295	91,080
Goodwill	204,231	121,342
Intangibles, net	92,037	44,472
Deferred charges and other assets	43,784	30,162

	$908,689	$769,130

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$24,985	$23,109
Accrued employee compensation and benefits	73,103	62,452
Current deferred income tax liabilities	92	663
Income taxes payable	800	423
Deferred revenue	34,283	34,319
Other accrued expenses and current liabilities	31,320	21,191
Liabilities held for sale, discontinued operations	—	7,128

Total current liabilities	164,583	149,285
Deferred grants	7,607	8,563
Long-term debt	91,000	—
Long-term income tax liabilities	26,162	26,475
Other long-term liabilities	13,073	11,241

Total liabilities	302,425	195,564

Commitments and loss contingency (Note 25)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 43,790 and 44,306 shares issued, respectively	438	443
Additional paid-in capital	277,192	281,157
Retained earnings	315,187	291,803
Accumulated other comprehensive income	14,856	4,436
Treasury stock at cost: 108 shares and 299 shares, respectively	(1,409)	(4,273)

Total shareholders’ equity	606,264	573,566

	$908,689	$769,130

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2012	2011	2010
Revenues	$1,127,698	$1,169,267	$1,121,911

Operating expenses:
Direct salaries and related costs	737,952	763,930	715,571
General and administrative	341,354	341,586	366,565
Net (gain) loss on disposal of property and equipment	391	(3,021)	143
Net (gain) on insurance settlement	(133)	(481)	(1,991)
Impairment of goodwill and intangibles	—	—	362
Impairment of long-lived assets	355	1,718	3,280

Total operating expenses	1,079,919	1,103,732	1,083,930

Income from continuing operations	47,779	65,535	37,981

Other income (expense):
Interest income	1,458	1,352	1,201
Interest (expense)	(1,547)	(1,132)	(4,963)
Other (expense)	(2,533)	(2,099)	(5,907)

Total other income (expense)	(2,622)	(1,879)	(9,669)

Income from continuing operations before income taxes	45,157	63,656	28,312
Income taxes	5,207	11,342	2,197

Income from continuing operations, net of taxes	39,950	52,314	26,115
(Loss) from discontinued operations, net of taxes	(820)	(4,532)	(12,893)
Gain (loss) on sale of discontinued operations, net of taxes	(10,707)	559	(23,495)

Net income (loss)	$28,423	$48,341	$(10,273)

Net income (loss) per common share:
Basic:
Continuing operations	$0.93	$1.15	$0.57
Discontinued operations	(0.27)	(0.09)	(0.79)

Net income (loss) per common share	$0.66	$1.06	$(0.22)

Diluted:
Continuing operations	$0.93	$1.15	$0.57
Discontinued operations	(0.27)	(0.09)	(0.79)

Net income (loss) per common share	$0.66	$1.06	$(0.22)

Weighted average common shares:
Basic	43,105	45,506	46,030
Diluted	43,148	45,607	46,133

See accompanying Notes to Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in thousands)	2012	2011	2010
Net income (loss)	$28,423	$48,341	$(10,273)

Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss), net of taxes	10,088	(7,997)	9,675
Unrealized (loss) on net investment hedge, net of taxes	—	—	(2,565)
Unrealized actuarial gain (loss) related to pension liability, net of taxes	428	(204)	(18)
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	(132)	(2,584)	127
Unrealized gain (loss) on postretirement obligation, net of taxes	36	113	70

Other comprehensive income (loss), net of taxes	10,420	(10,672)	7,289

Comprehensive income (loss)	$38,843	$37,669	$(2,984)

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(in thousands)	Shares Issued	Amount
Balance at January 1, 2010	41,817	$418	$166,514	$280,399	$7,819	$(4,476)	$450,674
Issuance of common stock	2	—	37	—	—	—	37
Stock-based compensation expense	—	—	4,935	—	—	—	4,935
Excess tax benefit (deficiency) from stock-based compensation	—	—	354	—	—	—	354
Vesting of common stock and restricted stock under equity award plans, net of forfeitures	204	2	(1,083)	—	—	(201)	(1,282)
Repurchase of common stock	—	—	—	—	—	(5,212)	(5,212)
Retirement of treasury stock	(558)	(6)	(4,462)	(4,450)	—	8,918	—
Issuance of common stock for business acquisition	5,601	57	136,616	—	—	—	136,673
Comprehensive income (loss)	—	—	—	(10,273)	7,289	—	(2,984)

Balance at December 31, 2010	47,066	471	302,911	265,676	15,108	(971)	583,195
Issuance of common stock	33	—	311	—	—	—	311
Stock-based compensation expense	—	—	3,582	—	—	—	3,582
Excess tax benefit (deficiency) from stock-based compensation	—	—	(8)	—	—	—	(8)
Vesting of common stock and restricted stock under equity award plans, net of forfeitures	293	3	(979)	—	—	(214)	(1,190)
Repurchase of common stock	—	—	—	—	—	(49,993)	(49,993)
Retirement of treasury stock	(3,086)	(31)	(24,660)	(22,214)	—	46,905	—
Comprehensive income (loss)	—	—	—	48,341	(10,672)	—	37,669

Balance at December 31, 2011	44,306	443	281,157	291,803	4,436	(4,273)	573,566
Stock-based compensation expense	—	—	3,467	—	—	—	3,467
Excess tax benefit (deficiency) from stock-based compensation	—	—	(292)	—	—	—	(292)
Vesting of common stock and restricted stock under equity award plans, net of forfeitures	229	3	(1,195)	—	—	(220)	(1,412)
Repurchase of common stock	—	—	—	—	—	(7,908)	(7,908)
Retirement of treasury stock	(745)	(8)	(5,945)	(5,039)	—	10,992	—
Comprehensive income (loss)	—	—	—	28,423	10,420	—	38,843

Balance at December 31, 2012	43,790	$438	$277,192	$315,187	$14,856	$(1,409)	$606,264

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$28,423	$48,341	$(10,273)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	50,848	53,467	57,932
Impairment losses	355	2,561	4,324
Unrealized foreign currency transaction (gains) losses, net	2,131	1,216	(4,918)
Stock-based compensation expense	3,467	3,582	4,935
Excess tax (benefit) from stock-based compensation	—	—	(354)
Deferred income tax provision (benefit)	(4,867)	(3,955)	(17,142)
Net (gain) loss on disposal of property and equipment	391	(3,035)	232
Bad debt expense	1,115	532	170
Unrealized (gains) losses on financial instruments, net	(1,361)	4,138	(1,479)
(Recovery) of regulatory penalties	—	(407)	(418)
Amortization of deferred loan fees	368	585	2,918
Net (gain) on insurance settlement	(133)	(481)	(1,991)
(Gain) loss on sale of discontinued operations	10,707	(559)	29,901
Other	427	781	428
Changes in assets and liabilities, net of acquisition:
Receivables	(6,771)	8,927	(10,716)
Prepaid expenses	694	(1,042)	3,465
Other current assets	1,705	(3,442)	(4,797)
Deferred charges and other assets	(18,388)	1,630	2,740
Accounts payable	(1,589)	(6,898)	(2,174)
Income taxes receivable / payable	1,555	(4,529)	(6,180)
Accrued employee compensation and benefits	4,872	2,450	(6,601)
Other accrued expenses and current liabilities	11,476	(2,855)	9,329
Deferred revenue	(163)	4,243	258
Other long-term liabilities	1,252	(2,636)	(4,527)

Net cash provided by operating activities	86,514	102,614	45,062

Cash flows from investing activities:
Capital expenditures	(38,647)	(29,890)	(28,516)
Cash paid for business acquisition, net of cash acquired	(147,094)	—	(77,174)
Proceeds from sale of property and equipment	240	3,973	49
Investment in restricted cash	(67)	(494)	(187)
Release of restricted cash	356	396	80,000
Cash divested on sale of discontinued operations	(9,100)	—	(14,462)
Proceeds from insurance settlement	228	1,654	1,991

Net cash (used for) investing activities	(194,084)	(24,361)	(38,299)

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

	Years Ended December 31,
(in thousands)	2012	2011	2010
Cash flows from financing activities:
Payment of long-term debt	(22,000)	—	(75,000)
Proceeds from issuance of long-term debt	113,000	—	75,000
Proceeds from issuance of stock	—	311	37
Excess tax benefit from stock-based compensation	—	—	354
Cash paid for repurchase of common stock	(7,908)	(49,993)	(5,212)
Proceeds from grants	88	(225)	148
Payment of short-term debt	—	—	(85,000)
Shares repurchased for minimum tax withholding on equity awards	(1,412)	(1,190)	(1,282)
Cash paid for loan fees related to debt	(857)	—	(3,035)
Other	—	(8)	—

Net cash provided by (used for) financing activities	80,911	(51,105)	(93,990)

Effects of exchange rates on cash	2,859	(5,855)	(2,797)

Net increase (decrease) in cash and cash equivalents	(23,800)	21,293	(90,024)
Cash and cash equivalents — beginning	211,122	189,829	279,853

Cash and cash equivalents — ending	$187,322	$211,122	$189,829

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$2,239	$1,065	$2,924
Cash paid during period for income taxes	$28,822	$24,631	$20,577
Non-cash transactions:
Property and equipment additions in accounts payable	$3,782	$2,434	$2,317
Unrealized gain on postretirement obligation in accumulated other comprehensive income (loss)	$36	$113	$70
Issuance of common stock for business acquisition	$—	$—	$136,673

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Overview and Summary of Significant Accounting Policies

Business — Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES” or the “Company”) provides comprehensive outsourced customer contact management solutions and services in the business process outsourcing arena to companies, primarily within the communications, financial services, technology/consumer, transportation and leisure, and healthcare industries. SYKES provides flexible, high-quality outsourced customer contact management services (with an emphasis on inbound technical support and customer service), which includes customer assistance, healthcare and roadside assistance, technical support and product sales to its clients’ customers. Utilizing SYKES’ integrated onshore/offshore global delivery model, SYKES provides its services through multiple communication channels encompassing phone, e-mail, Internet, text messaging and chat. SYKES complements its outsourced customer contact management services with various enterprise support services in the United States that encompass services for a company’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, SYKES also provides fulfillment services including multilingual sales order processing via the Internet and phone, payment processing, inventory control, product delivery and product returns handling. The Company has operations in two reportable segments entitled (1) the Americas, which includes the United States, Canada, Latin America, India and the Asia Pacific Rim, in which the client base is primarily companies in the United States that are using the Company’s services to support their customer management needs; and (2) EMEA, which includes Europe, the Middle East and Africa.

Acquisitions — In August 2012, the Company completed the acquisition of Alpine Access, Inc. (“Alpine”), a Delaware corporation, pursuant to the Agreement and Plan of Merger, dated July 27, 2012. The Company has reflected the operating results in the Consolidated Statement of Operations since August 20, 2012. See Note 2, Acquisition of Alpine Access, Inc., for additional information on the acquisition of this business.

In February 2010, the Company completed the acquisition of ICT Group, Inc. (“ICT”), pursuant to the Agreement and Plan of Merger, dated October 5, 2009. The Company has reflected the operating results in the Consolidated Statements of Operations since February 2, 2010. See Note 3, Acquisition of ICT, for additional information on the acquisition of this business.

Discontinued Operations — In March 2012, the Company sold its Spanish operations, pursuant to an asset purchase agreement dated March 29, 2012 and a stock purchase agreement dated March 30, 2012. The Company reflected the operating results related to the Spanish operations as discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010. Cash flows from discontinued operations are included in the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010. See Note 4, Discontinued Operations, for additional information on the sale of the Spanish operations.

In December 2010, the Company sold its operations in Argentina (the “Argentine operations”), pursuant to stock purchase agreements, dated December 16, 2010 and December 29, 2010. The Company reflected the operating results related to the Argentine operations as discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2010. Cash flows from discontinued operations are included in the Consolidated Statement of Cash Flows for the year ended December 31, 2010. See Note 4, Discontinued Operations, for additional information on the sale of the Argentine operations.

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

Recognition of Revenue — The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605 “Revenue Recognition” (“ASC 605”). The Company primarily recognizes revenues from services as the services are performed, which is based on either a per minute, per call, per transaction or per time and material basis, under a fully executed contractual agreement and record reductions to revenues for contractual penalties and holdbacks for failure to meet specified minimum service levels and other performance based contingencies. Revenue recognition is limited to the amount that is not contingent upon delivery of any future product or service or meeting other specified performance conditions. Product sales, accounted for within our fulfillment services, are recognized upon shipment to the customer and satisfaction of all obligations.

Revenues from fulfillment services account for 1.5%, 1.4% and 1.5% of total consolidated revenues for the years ended December 31, 2012, 2011 and 2010, respectively, some of which contain multiple-deliverables. The service offerings for these fulfillment service contracts typically include pick-pack-and-ship, warehousing, process management, finished goods assembly and pass-through costs. In accordance with ASC 605-25 “Revenue Recognition — Multiple-Element Arrangements” (“ASC 605-25”) [as amended by Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”)], the Company determines if the services provided under these contracts with multiple-deliverables represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value, and where return rights exist, delivery or performance of the undelivered items is considered probable and substantially within our control. If those deliverables are determined to be separate units of accounting, revenues from these services are recognized as the services are performed under a fully executed contractual agreement. If those deliverables are not determined to be separate units of accounting, revenue for the delivered services are bundled into a single unit of accounting and recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate.

As a result of the adoption of ASU 2009-13, the Company allocates revenue to each of the deliverables based on a selling price hierarchy of vendor specific objective evidence (“VSOE”), third-party evidence, and then estimated selling price. VSOE is based on the price charged when the deliverable is sold separately. Third-party evidence is based on largely interchangeable competitor services in standalone sales to similarly situated customers. Estimated selling price is based on the Company’s best estimate of what the selling prices of deliverables would be if they were sold regularly on a standalone basis. Estimated selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies, service offerings, and customer classifications. Once the Company allocates revenue to each deliverable, the Company recognizes revenue when all revenue recognition criteria are met. As of December 31, 2012, the Company’s fulfillment contracts with multiple-deliverables met the separation criteria as outlined in ASC 605-25 and the revenue was accounted for accordingly. Other than these fulfillment contracts, the Company had no other contracts that contain multiple-deliverables as of December 31, 2012.

Cash and Cash Equivalents — Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash in the amount of $187.3 million and $211.1 million at December 31, 2012 and 2011, respectively, was primarily held in interest bearing investments, which have original maturities of less than 90 days. Cash and cash equivalents of $182.9 million and $163.9 million at December 31, 2012 and 2011, respectively, were held in international operations and may be subject to additional taxes if repatriated to the United States.

Restricted Cash — Restricted cash includes cash whereby the Company’s ability to use the funds at any time is contractually limited or is generally designated for specific purposes arising out of certain contractual or other obligations. Restricted cash is included in “Other current assets” and “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets.

Allowance for Doubtful Accounts — The Company maintains allowances for doubtful accounts on trade account receivables for estimated losses arising from the inability of its customers to make required payments. The Company’s estimate is based on qualitative and quantitative analyses, including credit risk measurement tools and methodologies using the publicly available credit and capital market information, a review of the current status of the Company’s trade accounts receivable and historical collection experience of the Company’s clients. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change if the financial condition of the Company’s customers were to deteriorate, resulting in a reduced ability to make payments.

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

The Company measures the value of assets held for sale at the lower of the carrying amount or fair value, less costs to sell. Assets and the related liabilities held for sale in the accompanying Consolidated Balance Sheet as of December 31, 2011 pertain to the applicable assets and liabilities of the Company’s Spanish operations. See Note 4, Discontinued Operations, for additional information.

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

The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360 “Property, Plant and Equipment.” For purposes of recognition and measurement of an impairment loss, assets are grouped at the lowest levels for which there are identifiable cash flows (the “reporting unit”). An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets or independent third party offers. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. Except as discussed in Note 6, Fair Value, the Company determined that its property and equipment were not impaired as of December 31, 2012.

Rent Expense — The Company has entered into operating lease agreements, some of which contain provisions for future rent increases, rent free periods, or periods in which rent payments are reduced. The total amount of the rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease in accordance with ASC 840 “Leases.”

Goodwill — The Company accounts for goodwill and other intangible assets under ASC 350 “Intangibles — Goodwill and Other” (“ASC 350”). The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time. For goodwill and other intangible assets with indefinite lives not subject to amortization, the Company reviews goodwill and intangible assets for impairment at least annually in the third quarter, and more frequently in the presence of certain circumstances. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if the Company concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the Company is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values, as appropriate, and an analysis of our market capitalization. Under ASC 350, the carrying value of assets is calculated at the reporting unit. If the fair value of the reporting unit is less than its carrying value, goodwill is considered impaired and an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

The Company bypassed the option to first assess qualitative factors and completed its annual two-step goodwill impairment test during the three months ended September 30, 2012, which included the consideration of certain economic factors, and determined that the carrying amount of goodwill was not impaired.

Intangible Assets — Intangible assets, primarily customer relationships and trade names, are amortized using the straight-line method over their estimated useful lives which approximate the pattern in which the economic benefits of the assets are consumed. The Company periodically evaluates the recoverability of intangible assets and takes into account events or changes in circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Fair value for intangible assets is based on discounted cash flows, market multiples and/or appraised values, as appropriate.

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

Stock-Based Compensation — The Company has three stock-based compensation plans: the 2011 Equity Incentive Plan (for employees and certain non-employees), the 2004 Non-Employee Director Fee Plan (for non-employee directors), both approved by the shareholders, and the Deferred Compensation Plan (for certain eligible employees). All of these plans are discussed more fully in Note 27, Stock-Based Compensation. Stock-based awards under these plans may consist of common stock, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Company issues common stock and uses treasury stock to satisfy stock option exercises or vesting of stock awards.

In accordance with ASC 718 “Compensation — Stock Compensation” (“ASC 718”), the Company recognizes in its accompanying Consolidated Statements of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Compensation expense for equity-based awards is recognized over the requisite service period, usually the vesting period, while compensation expense for liability-based awards (those usually settled in cash rather than stock) is re-measured to fair value at each balance sheet date until the awards are settled.

Fair Value of Financial Instruments — The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•

Cash, Short-Term and Other Investments, Investments Held in Rabbi Trust and Accounts Payable — The carrying values for cash, short-term and other investments, investments held in rabbi trust and accounts payable approximate their fair values.

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

Investments Held in Rabbi Trust — The investment assets of the rabbi trust are valued using quoted market prices in active markets, which are classified in Level 1 of the fair value hierarchy. For additional information about the deferred compensation plan, refer to Note 14, Investments Held in Rabbi Trust, and Note 27, Stock-Based Compensation.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. Hedges of a net investment in a foreign operation are linked to the specific foreign operation. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, or if the Company de-designates a derivative as a hedge, the Company discontinues hedge accounting prospectively. At December 31, 2012 and 2011, all hedges were determined to be highly effective.

The Company also periodically enters into forward contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivative instruments is to reduce the effects from fluctuations caused by volatility in currency exchange rates on the Company’s operating results and cash flows. All changes in the fair value of the derivative instruments are included in “Other income (expense)”. See Note 13, Financial Derivatives, for further information on financial derivative instruments.

New Accounting Standards Not Yet Adopted

In December 2011, the FASB issued ASU 2011-11 “Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The amendments in ASU 2011-11 will enhance disclosures by requiring improved information about financial and derivative instruments that are either 1) offset (netting assets and liabilities) in accordance with Section 210-20-45 or Section 815-10-45 of the FASB Accounting Standards Codification or 2) subject to an enforceable master netting arrangement or similar agreement. The amendments in ASU 2011-11 are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those years. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 as of January 1, 2013 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

In July 2012, the FASB issued ASU 2012-02 “Intangibles — Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). The amendments in ASU 2012-02 provide entities with the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. Under the amendments in ASU 2012-02, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 on January 1, 2013 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

In February 2013, the FASB issued ASU 2013-02 “Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in ASU 2013-02 are effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect the adoption of ASU 2013-02 to materially impact its financial condition, results of operations and cash flows.

New Accounting Standards Recently Adopted

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU 2011-04 “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in ASU 2011-04 are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 as of January 1, 2012 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” (“ASU 2011-05”). The amendments in ASU 2011-05 require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in ASU 2011-05 are to be applied retrospectively and are effective during interim and annual periods beginning after December 15, 2011. As this standard impacts presentation only, the adoption of ASU 2011-05 as of January 1, 2012 did not impact the financial condition, results of operations and cash flows of the Company.

In September 2011, the FASB issued ASU 2011-08 “Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment” (“ASU 2011-08”). The amendments in ASU 2011-08 provide entities with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in ASU 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 as of January 1, 2012 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). The amendments in ASU 2011-12 defer the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The amendments in ASU 2011-12 are effective at the same time as ASU 2011-05 so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-05 is deferring. The amendments in ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As ASU 2011-12 impacts presentation only, the adoption of ASU 2011-12 as of January 1, 2012 did not impact the financial condition, results of operations and cash flows of the Company.

Note 2. Acquisition of Alpine Access, Inc.

On August 20, 2012, the Company acquired 100% of the outstanding common shares and voting interest of Alpine, pursuant to the terms of the merger agreement. Alpine, an industry leader in the at-home agent space, provides award-winning customer contact management services through a secured and proprietary virtual call center environment with its operations located in the United States and Canada. The results of Alpine’s operations have been included in the Company’s consolidated financial statements since its acquisition on August 20, 2012. The Company acquired Alpine to: create significant competitive differentiation for quality, speed to market, scalability and flexibility driven by proprietary, internally-developed software, systems, processes and other intellectual property which uniquely overcome the challenges of the at-home delivery model; strengthen the Company’s current service portfolio and go-to-market offering while expanding the breadth of clients with minimal client overlap; broaden the addressable market opportunity within existing and new verticals as well as clients; expand the addressable pool of skilled labor; leverage operational best practices across the Company’s global platform, with the potential to convert more of its fixed cost to variable cost; and to further enhance the growth and margin profile of the Company to drive shareholder value. This resulted in the Company paying a substantial premium for Alpine resulting in the recognition of goodwill.

The acquisition date fair value of the consideration transferred totaled $149.0 million, which was funded through cash on hand of $41.0 million and borrowings of $108.0 million under the Company’s credit agreement, dated May 3, 2012. See Note 21, Borrowings, for further information.

The Company accounted for the acquisition in accordance with ASC 805 “Business Combinations” (“ASC 805”), whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from Alpine based on their estimated fair values as of the closing date. During the three months ended December 31, 2012, the final working capital adjustment was approved by the authorized representative of Alpine’s shareholders. The Company finalized its purchase price allocation during the three months ended December 31, 2012, resulting in no changes from the estimated acquisition date fair values previously reported.

The following table summarizes the final purchase price allocation of the fair values of the assets acquired and liabilities assumed, all included in the Americas segment (in thousands):

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

The amount of Alpine’s revenues and net loss since the August 20, 2012 acquisition date, included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2012 were as follows (in thousands):

From August 20, 2012 Through December 31, 2012
Revenues	$40,635

(Loss) from continuing operations before income taxes	$(3,201)

(Loss) from continuing operations, net of taxes	$(2,166)

The loss from continuing operations before income taxes of $3.2 million includes $3.6 million in severance costs, depreciation resulting from the adjustment to fair value of the acquired property and equipment and amortization of the fair values of the acquired intangibles.

The following table presents the unaudited pro forma combined revenues and net earnings as if Alpine had been included in the consolidated results of the Company for the entire year for the years ended December 31, 2012 and 2011. The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on January 1, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2012	2011
Revenues	$1,190,150	$1,272,890

Income from continuing operations, net of taxes	$37,352	$46,324

Income from continuing operations per common share:

Basic	$0.87	$1.06

Diluted	$0.87	$1.06

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

Acquisition-related costs associated with Alpine, comprised of severance costs and transaction and integration costs, and included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations for the year ended December 31, 2012 were as follows (none in 2011 and 2010) (in thousands):

Year Ended December 31, 2012
Severance costs:
Americas	$591
Corporate	377

968

Transaction and integration costs:
Corporate	3,793

3,793

Total acquisition-related costs	$4,761

Note 3. Acquisition of ICT

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

The cash portion of the acquisition was funded through borrowings consisting of a $75 million short-term loan from KeyBank and a $75 million Term Loan, which were paid off in March 2010 and July 2010, respectively. See Note 21, Borrowings, for further information.

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

Fair values are based on management’s estimates and assumptions including variations of the income approach, the cost approach and the market approach. The following table presents the Company’s purchased intangibles assets as of February 2, 2010, the acquisition date (in thousands):

	Amount Assigned	Weighted Average Amortization Period (years)
Customer relationships	$57,900	8
Trade names	1,000	3
Proprietary software	850	2
Non-compete agreements	560	1

	$60,310	8

After the ICT acquisition in February, 2010, the Company paid off the $10.0 million outstanding balance plus accrued interest of the ICT short-term debt assumed upon acquisition. The related interest expense included in “Interest expense” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2010 was not material.

The amount of ICT’s revenues and net loss since the February 2, 2010 acquisition date, included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2010 were as follows (in thousands):

From February 2, 2010 Through December 31, 2010
Revenues	$362,573

(Loss) from continuing operations, net of taxes	$(26,919)

The following table presents the unaudited pro forma combined revenues and net earnings as if ICT had been included in the consolidated results of the Company for the entire year ended December 31, 2010. The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on January 1, 2010 (in thousands):

Year Ended December 31, 2010
Revenues	$1,162,040

Income from continuing operations, net of taxes	$48,504

Income from continuing operations per common share:

Basic	$1.04

Diluted	$1.04

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

The following table presents acquisition-related costs included in “General and administrative” costs in the accompanying Consolidated Statements of Operations (none in 2012) (in thousands):

	Years Ended December 31,
	2011	2010
Severance costs:
Americas	$—	$1,234
EMEA	—	185
Corporate	126	14,928

	126	16,347

Lease termination and other costs: (1)
Americas	(277)	7,220
EMEA	(206)	1,654

	(483)	8,874

Transaction and integration costs:
Corporate	13	9,302

	13	9,302

Total acquisition-related costs	$(344)	$34,523

(1)	Amounts related to the Third Quarter 2010 Exit Plan and the Fourth Quarter 2010 Exit Plan. See Note 5.

Note 4. Discontinued Operations

The results of discontinued operations, which consist of the Spanish and Argentine operations, were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenues:
Spain	$10,102	$39,341	$36,806
Argentina	—	—	40,676

	$10,102	$39,341	$77,482

(Loss) from discontinued operations, net of taxes: (1)
Spain	$(820)	$(4,532)	$(6,417)
Argentina	—	—	(6,476)

	$(820)	$(4,532)	$(12,893)

(1)	There were no income taxes on the (loss) from discontinued operations as any tax benefit from the losses would be offset by a valuation allowance.

Sale of Spanish Operations in 2012

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

On March 29, 2012, Sykes Spain entered into the asset purchase agreement, by and between Sykes Spain and Iberphone, S.A.U., and pursuant thereto, on March 29, 2012, Sykes Spain sold the fixed assets located in Ponferrada, Spain, which were previously written down to zero, cash of $4.1 million, and certain contracts and licenses relating to the business of Sykes Spain, to Iberphone, S.A.U. Under the asset purchase agreement, Ponferrada, Spain employees were transferred to Iberphone S.A.U. which assumed certain payroll liabilities in the approximate amount of $1.7 million, and paid a nominal purchase price for the assets.

On March 30, 2012, the Company entered into a stock purchase agreement with a former member of Sykes Spain’s management, and pursuant thereto, on March 30, 2012, the Company sold all of the shares of capital stock of Sykes Spain to the purchaser for a nominal price. Pursuant to the stock purchase agreement, immediately prior to closing, the Company made a cash capital contribution of $8.6 million to Sykes Spain to cover a portion of Sykes Spain’s liabilities and to fund the $4.1 million of cash transferred and sold pursuant to the asset purchase agreement with Iberphone, S.A.U. discussed above. As this was a stock transaction, the Company anticipates no future obligation with regard to Sykes Spain and there are no material post closing obligations.

The loss on the sale of the Spanish operations amounted to $10.7 million for the year ended December 31, 2012. There were no income taxes on the sale of the Spanish operations as any tax benefit from the loss would be offset by a valuation allowance.

The Spanish operations met the held for sale criteria as of December 31, 2011; therefore, the Company reflected the assets and related liabilities of the Spanish operations as “Assets held for sale, discontinued operations” and “Liabilities held for sale, discontinued operations” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2011. The Company reflected the operating results related to the Spanish operations as discontinued operations in the accompanying Condensed Consolidated Statements of Operations for all periods presented. Cash flows from discontinued operations are included in the accompanying Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010. This business was historically reported by the Company as part of the EMEA segment.

The assets and liabilities of the Spanish operations in the accompanying Consolidated Balance Sheet were as follows (in thousands):

December 31, 2011
Assets
Current assets:
Receivables, net	$8,970
Prepaid expenses	23

Total current assets	8,993
Deferred charges and other assets	597

Total assets (1)	9,590

Liabilities
Current liabilities:
Accounts payable	1,191
Accrued employee compensation and benefits	4,592
Deferred revenue	335
Other accrued expenses and current liabilities	1,010

Total current liabilities (2)	7,128

Total net assets	$2,462

(1)	Classified as current and included in “Assets held for sale, discontinued operations” in the accompanying Consolidated Balance Sheet as of December 31, 2011.

(2)	Classified as current and included in “Liabilities held for sale, discontinued operations” in the accompanying Consolidated Balance Sheet as of December 31, 2011.

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

The loss on the sale of the Argentine operations amounted to $29.9 million pre-tax and $23.5 million after tax for the year ended December 31, 2010. The sale of Argentine operations was a taxable transaction that resulted in a $6.4 million tax benefit. The effective tax rate on the loss on the sale of Argentina of 21.4% differs from the expected 35.0% statutory rate due to a valuation allowance established on the foreign deferred tax asset recognized as a result of the sale, partially offset by a reduction in U.S. taxes related to foreign earnings distributions and the write off of intercompany receivables resulting in tax benefits of $2.9 million and $3.5 million, respectively. During the three months ended December 31, 2011, the Company reversed the accrued liability related to the expiration of the indemnification to the purchaser for the possible loss of a specific client business, which reduced the net loss on sale of the Argentine operations by $0.6 million. There was no related income tax effect.

As a result of the sale of the Argentine operations, the operating results related to the Argentine operations have been reflected as discontinued operations in the accompanying Consolidated Statement of Operations for the year ended December 31, 2010. This business was historically reported by the Company as part of the Americas segment.

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

Note 5. Costs Associated with Exit or Disposal Activities

Fourth Quarter 2011 Exit Plan

During 2011, the Company announced a plan to rationalize seats in certain U.S. sites and close certain locations in EMEA (the “Fourth Quarter 2011 Exit Plan”). The details are described below, by segment.

Americas

During 2011, as part of an on-going effort to streamline excess capacity related to the integration of the ICT acquisition and align it with the needs of the market, the Company announced a plan to rationalize approximately 900 seats in the U.S., some of which were revenue generating, with plans to migrate the associated revenues to other locations within the U.S. Approximately 300 employees were affected and the Company has completed the actions associated with the Americas plan.

The major costs estimated to be incurred as a result of these actions are program transfer costs, facility-related costs (primarily consisting of those costs associated with the real estate leases), and impairments of long-lived assets (primarily leasehold improvements and equipment) estimated at $1.9 million as of December 31, 2012 ($1.0 million as of December 31, 2011).

This increase of $0.9 million included in “General and administrative” costs included in the accompanying Consolidated Statement of Operations during the year ended December 31, 2012 is primarily due to a change in estimate in lease obligations and additional lease obligation costs. The Company recorded $0.5 million of the costs associated with these actions as non-cash impairment charges included in “Impairment of long-lived assets” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2011, while approximately $1.4 million represents cash expenditures for program transfer and facility-related costs, including obligations under the leases, the last of which ends in February 2017. The Company has paid $0.7 million in cash through December 31, 2012 under the Fourth Quarter 2011 Exit Plan in the Americas.

The following table summarizes the accrued liability associated with the Americas Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges for the year ended December 31, 2012 (none in 2011 or 2010) (in thousands):

	Beginning Accrual at January 1, 2012	Charges (Reversals) for the Year Ended December 31, 2012 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at December 31, 2012	Short-term (3)	Long-term (4)
Lease obligations and facility exit costs	$—	$1,365	$(683)	$—	$682	$138	$544

(1)	During 2012, the Company recorded lease obligations and facility exit costs, which are included in “General and administrative” costs in the accompanying Consolidated Statement of Operations.

(2)	Effect of foreign currency translation.

(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheet.

(4)	Included in “Other long-term liabilities” in the accompanying Consolidated Balance Sheet.

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

The major costs estimated to be incurred as a result of these actions are facility-related costs (primarily consisting of those costs associated with the real estate leases), impairments of long-lived assets (primarily leasehold improvements and equipment) and anticipated severance-related costs estimated at $6.7 million as of December 31, 2012 ($7.6 million as of December 31, 2011). This decrease of $0.9 million included in “General and administrative” costs included in the accompanying Consolidated Statement of Operations during the year ended December 31, 2012 is due to the change in estimated lease termination costs and lower estimated severance and related costs. The Company recorded $0.5 million of the costs associated with these actions as non-cash impairment charges included in “Impairment of long-lived assets” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2011, while approximately $6.2 million will be cash expenditures for severance and related costs and facility-related costs, primarily rent obligations paid through the remainder of the noncancelable term of the leases. The Company has paid $5.9 million in cash through December 31, 2012 under the Fourth Quarter 2011 Exit Plan in EMEA.

The Company charged $0.7 million to “Direct salaries and related costs” for severance and related costs and $(0.3) million to “General and administrative” costs for lease obligations and facility exit costs, severance and related costs and legal-related costs in the accompanying Consolidated Statement of Operations for the year ended December 31, 2012. The Company charged $3.5 million to “Direct salaries and related costs” for severance and related costs and $2.3 million to “General and administrative” costs for lease obligations and facility exit costs, severance and related costs and legal-related costs in the accompanying Consolidated Statement of Operations for the year ended December 31, 2011.

The following tables summarize the accrued liability associated with EMEA’s Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges (none in 2010) (in thousands):

	Beginning Accrual at January 1, 2012	Charges (Reversals) for the Year Ended December 31, 2012 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at December 31, 2012	Short-term (3)	Long-term (4)
Lease obligations and facility exit costs	$577	$(568)	$(6)	$(3)	$—	$—	$—
Severance and related costs	4,470	857	(5,134)	(6)	187	187	—
Legal-related costs	13	89	(91)	(1)	10	10	—

	$5,060	$378	$(5,231)	$(10)	$197	$197	$—

	Beginning Accrual at January 1, 2011	Charges (Reversals) for the Year Ended December 31, 2011 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at December 31, 2011	Short-term (3)	Long-term (4)
Lease obligations and facility exit costs	$—	$587	$—	$(10)	$577	$577	$—
Severance and related costs	—	5,185	(653)	(62)	4,470	4,470	—
Legal-related costs	—	21	(8)	(0)	13	13	—

	$—	$5,793	$(661)	$(72)	$5,060	$5,060	$—

(1)

During 2012, the Company recorded additional severance and related costs and legal-related costs and reversed accruals related to the final settlement of termination costs at one of the sites. During 2011, the Company recorded charges related to the initiation of the Fourth Quarter 2011 Exit Plan.

(2)	Effect of foreign currency translation.

(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets.

(4)	Included in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.

Fourth Quarter 2010 Exit Plan

During 2010, in furtherance of the Company’s long-term goals to manage and optimize capacity utilization, the Company committed to and closed a customer contact management center in the United Kingdom and a customer contact management center in Ireland, both components of the EMEA segment (the “Fourth Quarter 2010 Exit Plan”). These actions further enabled the Company to reduce operating costs by eliminating additional redundant space and to optimize capacity utilization rates where overlap existed. These actions were substantially completed by January 31, 2011. None of the revenues from the United Kingdom or Ireland facilities, which were approximately $1.3 million on an annualized basis, were captured and migrated to other facilities within the region. Loss from operations of the United Kingdom and Ireland were not material to the consolidated income (loss) from continuing operations; therefore, their results of operations have not been presented as discontinued operations in the accompanying Consolidated Statements of Operations.

The major costs incurred as a result of these actions were facility-related costs (primarily consisting of those costs associated with the real estate leases), impairments of long-lived assets (primarily leasehold improvements and equipment) and severance-related costs totaling $2.2 million as of December 31, 2012 ($2.2 million as of December 31, 2011). The Company recorded $0.2 million of the costs associated with the Fourth Quarter 2010 Exit Plan as non-cash impairment charges. Approximately $1.8 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ends in March 2014, and $0.2 million represents cash expenditures for severance-related costs. The Company has paid $1.4 million in cash through December 31, 2012 under the Fourth Quarter 2010 Exit Plan.

The following tables summarize the accrued liability associated with the Fourth Quarter 2010 Exit Plan’s exit or disposal activities and related charges (in thousands):

	Beginning Accrual at January 1, 2012	Charges (Reversals) for the Year Ended December 31, 2012 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at December 31, 2012	Short-term (3)	Long-term (4)
Lease obligations and facility exit costs	$835	$—	$(300)	$4	$539	$448	$91
Severance and related costs	—	—	—	—	—	—	—

	$835	$—	$(300)	$4	$539	$448	$91

	Beginning Accrual at January 1, 2011	Charges (Reversals) for the Year Ended December 31, 2011 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at December 31, 2011	Short-term (3)	Long-term (4)
Lease obligations and facility exit costs	$1,711	$70	$(886)	$(60)	$835	$398	$437
Severance and related costs	—	—	—	—	—	—	—

	$1,711	$70	$(886)	$(60)	$835	$398	$437

	Beginning Accrual at January 1, 2010	Charges (Reversals) for the Year Ended December 31, 2010 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at December 31, 2010	Short-term	Long-term
Lease obligations and facility exit costs	$—	$1,711	$—	$—	$1,711	$941	$770
Severance and related costs	—	185	(185)	—	—	—	—

	$—	$1,896	$(185)	$—	$1,711	$941	$770

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

See Note 4, Discontinued Operations, for impairment charges recorded in 2010 related to the Company’s Argentine operations, which were sold in December 2010.

Third Quarter 2010 Exit Plan

During 2010, consistent with the Company’s long-term goals to manage and optimize capacity utilization, the Company closed or committed to close four customer contact management centers in The Philippines and consolidated or committed to consolidate leased space in our Wilmington, Delaware and Newtown, Pennsylvania locations (the “Third Quarter 2010 Exit Plan”). These actions were in response to the facilities consolidation and capacity rationalization related to the ICT acquisition, enabling the Company to reduce operating costs by eliminating redundant space and to optimize capacity utilization rates where overlap existed. There were no employees affected by the Third Quarter 2010 Exit Plan. These actions were substantially completed by January 31, 2011.

The major costs incurred as a result of these actions were impairments of long-lived assets (primarily leasehold improvements) and facility-related costs (primarily consisting of those costs associated with the real estate leases) estimated at $10.5 million as of December 31, 2012 ($10.5 million as of December 31, 2011), all of which are in the Americas segment. The Company recorded $3.8 million of the costs associated with the Third Quarter 2010 Exit Plan as non-cash impairment charges, of which $0.7 million and $3.1 million are included in “Impairment of long-lived assets” in the accompanying Consolidated Statement of Operations for the years ended December 31, 2011 and 2010, respectively (see Note 6, Fair Value, for further information). The remaining $6.7 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ends in February 2017. The Company has paid $4.2 million in cash through December 31, 2012 under the Third Quarter 2010 Exit Plan.

The following tables summarize the accrued liability associated with the Third Quarter 2010 Exit Plan’s exit or disposal activities and related charges (in thousands):

	Beginning Accrual at January 1, 2012	Charges (Reversals) for the Year Ended December 31, 2012 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at December 31, 2012	Short-term (3)	Long-term (4)
Lease obligations and facility exit costs	$3,427	$61	$(937)	$—	$2,551	$618	$1,933

	Beginning Accrual at January 1, 2011	Charges (Reversals) for the Year Ended December 31, 2011 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at December 30, 2011	Short-term (3)	Long-term (4)
Lease obligations and facility exit costs	$6,141	$(276)	$(2,443)	$5	$3,427	$843	$2,584

	Beginning Accrual at January 1, 2010	Charges (Reversals) for the Year Ended December 31, 2010 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at December 31, 2010	Short-term	Long-term
Lease obligations and facility exit costs	$—	$6,944	$(803)	$—	$6,141	$2,199	$3,942

(1)

During 2012, the Company recorded additional lease obligations due to an unanticipated lease termination penalty, which are included in “General and administrative” costs in the accompanying Consolidated Statement of Operations. During 2011, the Company reversed accruals related to lease termination costs due to an unanticipated sublease at one of the sites, which reduced “General and administrative” costs in the accompanying Consolidated Statement of Operations. This amount was partially offset by additional lease termination costs for one of the sites. During 2010, the Company recorded charges related to the initiation of the Third Quarter 2010 Exit Plan.

(2)	Effect of foreign currency translation.

(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets.

(4)	Included in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.

ICT Restructuring Plan

As of February 2, 2010, the Company assumed the liabilities of ICT, including restructuring accruals in connection with ICT’s plans to reduce its overall cost structure and adapt to changing economic conditions by closing various customer contact management centers in Europe and Canada prior to the end of their existing lease terms (the “ICT Restructuring Plan”). These remaining restructuring accruals, which related to ongoing lease and other contractual obligations, were paid in December 2011. Since acquiring ICT in February 2010, the Company has paid $1.9 million in cash through December 31, 2011, the date at which the ICT Restructuring Plan concluded.

The following tables summarize the accrued liability associated with the ICT Restructuring Plan’s exit or disposal activities (none in 2012) (in thousands):

	Beginning Accrual at January 1, 2011	Charges (Reversals) for the Year Ended December 31, 2011 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at December 31, 2011	Short-term (3)	Long-term (4)
Lease obligations and facility exit costs	$1,462	$(276)	$(1,139)	$(47)	$—	$—	$—

	Beginning Accrual at January 1, 2010	Accrual Assumed Upon Acquisition of ICT on February 2, 2010 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at December 31, 2010	Short-term	Long-term
Lease obligations and facility exit costs	$—	$2,197	$(735)	$—	$1,462	$1,462	$—

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

Note 6. Fair Value

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following (in thousands):

	Fair Value Measurements at December 31, 2012 Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2012	Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents” (1)	$7,598	$7,598	$—	$—
Money market funds and open-end mutual funds in “Deferred charges and other assets” (1)	11	11	—	—
Foreign currency forward and option contracts (2)	2,008	—	2,008	—
Equity investments held in a rabbi trust for the Deferred Compensation Plan (3)	3,212	3,212	—	—
Debt investments held in a rabbi trust for the Deferred Compensation Plan (3)	2,049	2,049	—	—
Guaranteed investment certificates (4)	80	—	80	—

	$14,958	$12,870	$2,088	$—

Liabilities:
Foreign currency forward and option contracts (5)	$974	$—	$974	$—

	$974	$—	$974	$—

(1)	In the accompanying Consolidated Balance Sheet.

(2)	Included in “Other current assets” in the accompanying Consolidated Balance Sheet. See Note 13.

(3)	Included in “Other current assets” in the accompanying Consolidated Balance Sheet. See Note 14.

(4)	Included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheet.

(5)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheet . See Note 13.

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following (in thousands):

	Fair Value Measurements at December 31, 2011 Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2011	Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents” (1)	$68,651	$68,651	$—	$—
Money market funds and open-end mutual funds in “Deferred charges and other assets” (1)	12	12	—	—
Foreign currency forward and option contracts (2)	710	—	710	—
Equity investments held in a rabbi trust for the Deferred Compensation Plan (3)	2,817	2,817	—	—
Debt investments held in a rabbi trust for the Deferred Compensation Plan (3)	1,365	1,365	—	—
Guaranteed investment certificates (4)	65	—	65	—

	$73,620	$72,845	$775	$—

Liabilities:
Foreign currency forward and option contracts (5)	$752	$—	$752	$—

	$752	$—	$752	$—

(1)	In the accompanying Consolidated Balance Sheet.

(2)	Included in “Other current assets” in the accompanying Consolidated Balance Sheet. See Note 13.

(3)	Included in “Other current assets” in the accompanying Consolidated Balance Sheet. See Note 14.

(4)	Included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheet.

(5)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheet. See Note 13.

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs as described in Note 1, Overview and Summary of Significant Accounting Policies, like those associated with acquired businesses, including goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired. The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at December 31, 2012 and 2011.

The following table summarizes the total impairment losses related to nonrecurring fair value measurements of certain assets (no liabilities) subject to the requirements of ASC 820 (in thousands):

	Total Impairment (Loss)
	Years Ended December 31,
	2012	2011	2010
Americas:
Property and equipment, net (1)	$(355)	$(1,244)	$(3,121)
EMEA:
Goodwill (1)	—	—	(84)
Intangibles, net (1)	—	—	(278)

	—	—	(362)
Property and equipment, net (1)	—	(474)	(159)

	(355)	(1,718)	(3,642)
Discontinued Operations:
Americas — Property and equipment, net (1), (2)	—	—	(682)
EMEA — Property and equipment, net (1), (2)	—	(843)	—

	$(355)	$(2,561)	$(4,324)

(1)	See Note 1 for additional information regarding the fair value measurement.

(2)	See Note 4 for additional information regarding the impairments related to discontinued operations.

Impairment of Long-Lived Assets

During 2012, the Company determined that the carrying value of certain long-lived assets, primarily software licenses, were no longer being used and were disposed of resulting in an impairment charge of $0.3 million in the U.S. and Canada (a component of the Americas segment). Also, during 2012 in on-going effort to streamline excess capacity related to the integration of the ICT acquisition and align it with the needs of the market, the Company closed one of its customer contact management centers in Costa Rica (a component of the Americas segment), and recorded an impairment charge of $0.1 million for the carrying value of the long-lived assets that could not be redeployed to other locations.

During 2011, in connection with the closure of certain customer contact management centers under the Third Quarter 2010 and the Fourth Quarter 2010 Exit Plans as discussed more fully in Note 5, Costs Associated with Exit or Disposal Activities, the Company recorded impairment charges of $1.2 million in the U.S. and The Philippines (within the Americas segment) and $0.5 million in South Africa, Ireland and Amsterdam (within the EMEA segment), relating to leasehold improvements which were not recoverable and equipment that could not be redeployed to other locations.

During 2010, in connection with the closure of certain customer contact management centers under the Third Quarter 2010 and the Fourth Quarter 2010 Exit Plans as discussed more fully in Note 5, Costs Associated with Exit or Disposal Activities, the Company recorded impairment charges of $3.1 million (within the Americas segment) and $0.5 million (within the EMEA segment). The Americas $3.1 million impairment charge is comprised primarily of leasehold improvements in The Philippines which were not recoverable. The EMEA $0.5 million impairment charge is comprised of $0.1 million relating to leasehold improvements and equipment in the United Kingdom and Ireland which were not recoverable and $0.4 million relating to impairment of goodwill and intangibles in the United Kingdom based on its actual and forecasted results and deterioration of the related customer base.

Note 7. Goodwill and Intangible Assets

The following table presents the Company’s purchased intangible assets as of December 31, 2012 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$104,483	$(23,552)	$80,931	8
Trade names	11,600	(1,451)	10,149	8
Non-compete agreements	1,229	(681)	548	2
Proprietary software	850	(810)	40	2
Favorable lease agreement	450	(81)	369	2

	$118,612	$(26,575)	$92,037	8

The following table presents the Company’s purchased intangible assets as of December 31, 2011 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$58,027	$(14,056)	$43,971	8
Trade names	1,000	(639)	361	3
Non-compete agreements	560	(560)	—	1
Proprietary software	850	(710)	140	2

	$60,437	$(15,965)	$44,472	8

The following table presents amortization expense, related to the purchased intangible assets resulting from acquisitions (other than goodwill), included in “General and administrative” costs in the accompanying Consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2012	2011	2010
Amortization expense	$10,479	$7,961	$7,879

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to December 31, 2012, is as follows (in thousands):

Years Ending December 31,	Amount
2013	14,977
2014	14,713
2015	14,353
2016	14,353
2017	14,353
2018 and thereafter	19,288

Changes in goodwill for the year ended December 31, 2012 consist of the following (in thousands):

	Gross Amount	Accumulated Impairment Losses	Net Amount
Americas:
Balance at January 1, 2012	$121,971	$(629)	$121,342
Acquisition of Alpine (1)	80,766	—	80,766
Foreign currency translation	2,123	—	2,123

Balance at December 31, 2012	204,860	(629)	204,231

EMEA:
Balance at January 1, 2012	84	(84)	—
Foreign currency translation	—	—	—

Balance at December 31, 2012	84	(84)	—

	$204,944	$(713)	$204,231

(1)	See Note 2, Acquisition of Alpine Access, Inc., for further information.

Changes in goodwill for the year ended December 31, 2011 consist of the following (in thousands):

	Gross Amount	Accumulated Impairment Losses	Net Amount
Americas:
Balance at January 1, 2011	$122,932	$(629)	$122,303
Foreign currency translation	(961)	—	(961)

Balance at December 31, 2011	121,971	(629)	121,342

EMEA:
Balance at January 1, 2011	84	(84)	—
Foreign currency translation	—	—	—

Balance at December 31, 2011	84	(84)	—

	$122,055	$(713)	$121,342

Note 8. Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company’s credit concentrations are limited due to the wide variety of customers and markets in which the Company’s services are sold. See Note 13, Financial Derivatives, for a discussion of the Company’s credit risk relating to financial derivative instruments, and Note 28, Segments and Geographic Information, for a discussion of the Company’s customer concentration.

Note 9. Receivables, Net

Receivables, net consist of the following (in thousands):

	December 31,
	2012	2011
Trade accounts receivable	$248,281	$227,512
Income taxes receivable	2,143	3,853
Other	2,290	2,641

	252,714	234,006
Less: Allowance for doubtful accounts	5,081	4,304

	$247,633	$229,702

Allowance for doubtful accounts as a percent of trade receivables	2.0%	1.9%

Note 10. Prepaid Expenses

Prepaid expenses consist of the following (in thousands):

	December 31,
	2012	2011
Prepaid maintenance	$4,625	$4,191
Prepaid rent	2,306	2,850
Prepaid insurance	1,402	1,564
Prepaid other	4,037	2,935

	$12,370	$11,540

Note 11. Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2012	2011
Deferred tax assets (Note 23)	$8,143	$8,044
Financial derivatives (Note 13)	1,994	710
Investments held in rabbi trust (Note 14)	5,261	4,182
Value added tax certificates (Note 12)	2,548	2,386
Other current assets	2,071	4,798

	$20,017	$20,120

Note 12. Value Added Tax Receivables

The VAT receivables balances, and the respective locations in the accompanying Consolidated Balance Sheets, are presented below (in thousands):

	December 31,
	2012	2011
VAT included in:
Other current assets (Note 11)	$2,548	$2,386
Deferred charges and other assets (Note 16)	7,214	5,191

	$9,762	$7,577

During the years ended December 31, 2012, 2011 and 2010, the Company wrote down the VAT receivables balances by the following amounts, which are reflected in the accompanying Consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2012	2011	2010
Write-down of value added tax receivables	$546	$504	$551

Note 13. Financial Derivatives

Cash Flow Hedges — The Company had derivative assets and liabilities relating to outstanding forward contracts and options, designated as cash flow hedges, as defined under ASC 815, consisting of Philippine Peso, Costa Rican Colon, Hungarian Forint and Romanian Leu contracts. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.

The deferred gains (losses) and related taxes on the Company’s derivative instruments recorded in “Accumulated other comprehensive income (loss)” in the accompanying Consolidated Balance Sheets are as follows (in thousands):

	December 31, 2012	December 31, 2011
Deferred gains (losses) in AOCI	$(512)	$(670)
Tax on deferred gains (losses) in AOCI	(58)	232

Deferred gains (losses) in AOCI, net of taxes	$(570)	$(438)

Deferred gains (losses) expected to be reclassified to “Revenues” from AOCI during the next twelve months	$(517)

Deferred gains (losses) and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the forward contracts and options.

Net Investment Hedge — During 2010, the Company entered into foreign exchange forward contracts to hedge its net investment in a foreign operation, as defined under ASC 815, with an aggregate notional value of $26.1 million. These hedges settled in 2010 and the Company recorded deferred (losses) of $(2.6) million, net of taxes, for 2010 as a currency translation adjustment, a component of AOCI, offsetting foreign exchange currency fluctuations attributable to the translation of the net investment. The Company did not hedge net investments in foreign operations during 2012 and 2011.

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

The Company had the following outstanding foreign currency forward contracts and options (in thousands):

	As of December 31, 2012		As of December 31, 2011
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges: (1)
Options:
Philippine Pesos	$71,000	September 2013	$85,500	September 2012

Forwards:
Philippine Pesos	5,000	August 2013	12,000	March 2012
Costa Rican Colones	60,750	December 2013	30,000	September 2012
Hungarian Forints	4,744	January 2014	—	—
Romanian Leis	6,895	January 2014	—	—

Non-designated hedges: (2)
Forwards	41,799	June 2013	27,192	March 2012

(1)	Cash flow hedge as defined under ASC 815. Purpose is to protect against the risk that eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.

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

As of December 31, 2012, the maximum amount of loss due to credit risk that, based on the gross fair value of the financial instruments, the Company would incur if parties to the financial instruments that make up the concentration failed to perform according to the terms of the contracts was $2.0 million.

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Consolidated Balance Sheets (in thousands):

	Derivative Assets
	December 31, 2012	December 31, 2011
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (1)	$1,080	$704
Foreign currency forward and option contracts (2)	14	—

	1,094	704

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (1)	914	6

Total derivative assets	$2,008	$710

	Derivative Liabilities
	December 31, 2012	December 31, 2011
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (3)	$904	$485
Foreign currency forward and option contracts (4)	8	—

	912	485

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (3)	62	267

Total derivative liabilities	$974	$752

(1)	Included in “Other current assets” in the accompanying Consolidated Balance Sheets.

(2)	Included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets.

(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets.

(4)	Included in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.

The following tables present the effect of the Company’s derivative instruments included in the accompanying Consolidated Financial Statements for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)			Gain (Loss) Reclassified From Accumulated AOCI Into “Revenues” (Effective Portion)			Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion)
	December 31,			December 31,			December 31,
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$4,400	$(1,483)	$4,936	$4,156	$1,853	$5,173	$17	$2	$—
Derivatives designated as a net investment hedge under ASC 815:
Foreign currency forward contracts	—	—	(3,955)	—	—	—	—	—	—

Foreign currency forward and option contracts	$4,400	$(1,483)	$981	$4,156	$1,853	$5,173	$17	$2	$—

	Gain (Loss) Recognized in “Other income and (expense)” on Derivatives
	December 31,
	2012	2011	2010
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	$(295)	$(1,444)	$(4,717)

Note 14. Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	December 31, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$4,812	$5,261	$3,938	$4,182

The mutual funds held in the rabbi trust were 61% equity-based and 39% debt-based as of December 31, 2012. Net investment income (losses), included in “Other income (expense)” in the accompanying Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010 consists of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Gross realized gains from sale of trading securities	$163	$201	$54
Gross realized (losses) from sale of trading securities	(1)	(20)	(5)
Dividend and interest income	129	69	37
Net unrealized holding gains (losses)	312	(383)	313

Net investment income (losses)	$603	$(133)	$399

Note 15. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2012	2011
Land	$4,217	$4,191
Buildings and leasehold improvements	75,002	74,221
Equipment, furniture and fixtures	269,069	231,789
Capitalized software development costs	7,274	2,903
Transportation equipment	698	716
Construction in progress	4,035	1,479

	360,295	315,299
Less: Accumulated depreciation	259,000	224,219

	$101,295	$91,080

Capitalized internally developed software, net of depreciation, included in “Property and equipment, net” in the accompanying Consolidated Balance Sheets as of December 31, 2012 and 2011 was as follows (in thousands):

	December 31,
	2012	2011
Capitalized internally developed software costs, net	$1,361	$—

Depreciation expense included in “General and administrative” in the accompanying Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Depreciation expense	$41,571	$47,139	$47,902

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

Typhoon Damage to the Marikina City, The Philippines Customer Contact Management Center

In September 2009, the building and contents of one of the Company’s customer contact management centers located in Marikina City, The Philippines (acquired as part of the ICT acquisition) was severely damaged by flooding from Typhoon Ondoy. Upon settlement with the insurer in November 2010, the Company recognized a net gain of $2.0 million. The damaged property and equipment had been written down by ICT prior to the ICT acquisition in February 2010. In August 2011, the Company received an additional $0.4 million from the insurer for rent payments made during the claim period. This net gain on insurance settlement is included in “General and administrative” expenses in the accompanying Consolidated Statement of Operations in 2011. No additional funds are expected.

Note 16. Deferred Charges and Other Assets

Deferred charges and other assets consist of the following (in thousands):

	December 31,
	2012	2011
Non-current deferred tax assets (Note 23)	$13,923	$20,389
Non-current mandatory tax security deposits (Note 23)	14,989	—
Non-current value added tax certificates (Note 12)	7,214	5,191
Deposits	3,408	2,278
Other	4,250	2,304

	$43,784	$30,162

Note 17. Accrued Employee Compensation and Benefits

Accrued employee compensation and benefits consist of the following (in thousands):

	December 31,
	2012	2011
Accrued compensation	$25,258	$20,892
Accrued vacation	14,709	13,965
Accrued bonus and commissions	16,374	12,566
Accrued employment taxes	10,225	9,757
Other	6,537	5,272

	$73,103	$62,452

Note 18. Deferred Revenue

The components of deferred revenue consist of the following (in thousands):

	December 31,
	2012	2011
Future service	$25,074	$25,809
Estimated potential penalties and holdbacks	9,209	8,510

	$34,283	$34,319

Note 19. Other Accrued Expenses and Current Liabilities

Other accrued expenses and current liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Customer deposits	$7,350	$796
Accrued restructuring (Note 5)	1,401	6,301
Accrued legal and professional fees	4,231	2,623
Accrued telephone charges	1,943	518
Accrued roadside assistance claim costs	2,288	1,691
Accrued rent	1,367	1,297
Foreign currency forward and option contracts (Note 13)	966	752
Other	11,774	7,213

	$31,320	$21,191

Note 20. Deferred Grants

The components of deferred grants consist of the following (in thousands):

	December 31,
	2012	2011
Property grants	$7,270	$8,210
Employment grants	337	1,123

Total deferred grants	7,607	9,333
Less: Employment grants — short-term (1)	—	(770)

Total long-term deferred grants (2)	$7,607	$8,563

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets.

(2)	Included in “Deferred grants” in the accompanying Consolidated Balance Sheets.

Amortization of the Company’s property grants included as a reduction to “General and administrative” costs and amortization of the Company’s employment grants included as a reduction to “Direct salaries and related costs” in the accompanying Consolidated Statements of Operations consist of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Amortization of property grants	$940	$956	$1,047
Amortization of employment grants	261	1,344	58

	$1,201	$2,300	$1,105

Note 21. Borrowings

On May 3, 2012, the Company entered into a $245 million revolving credit facility (the “2012 Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (“KeyBank”). The 2012 Credit Agreement replaced the Company’s previous $75 million revolving credit facility (the “2010 Credit Agreement”) dated February 2, 2010, as amended, which agreement was terminated simultaneous with entering into the 2012 Credit Agreement. The 2012 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. The Company borrowed $108.0 million under the 2012 Credit Agreement’s revolving credit facility on August 20, 2012 in connection with the acquisition of Alpine on such date. See Note 2, Acquisition of Alpine Access, Inc., for further information.

The 2012 Credit Agreement includes a $184 million alternate-currency sub-facility, a $10 million swingline sub-facility and a $35 million letter of credit sub-facility, and may be used for general corporate purposes including acquisitions, share repurchases, working capital support and letters of credit, subject to certain limitations. The Company is not currently aware of any inability of its lenders to provide access to the full commitment of funds that exist under the revolving credit facility, if necessary. However, there can be no assurance that such facility will be available to the Company, even though it is a binding commitment of the financial institutions.

Borrowings consist of the following (in thousands):

	December 31,
	2012	2011
Revolving credit facility	$91,000	$—
Less: Current portion	—	—

Total long-term debt	$91,000	$—

The 2012 Credit Agreement matures on May 2, 2017 and has no varying installments due.

Borrowings under the 2012 Credit Agreement will bear interest at either LIBOR or the base rate plus, in each case, an applicable margin based on the Company’s leverage ratio. The applicable interest rate will be determined quarterly based on the Company’s leverage ratio at such time. The base rate is a rate per annum equal to the greatest of (i) the rate of interest established by KeyBank, from time to time, as its “prime rate”; (ii) the Federal Funds effective rate in effect from time to time, plus 1/2 of 1% per annum; and (iii) the then-applicable LIBOR rate for one month interest periods, plus 1.00%. Swingline loans will bear interest only at the base rate plus the base rate margin. In addition, the Company is required to pay certain customary fees, including a commitment fee of 0.175%, which is due quarterly in arrears and calculated on the average unused amount of the 2012 Credit Agreement.

The 2012 Credit Agreement is guaranteed by all of the Company’s existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all the direct foreign subsidiaries of the Company and those of the guarantors.

In May 2012, the Company paid an underwriting fee of $0.9 million for the 2012 Credit Agreement, which is deferred and amortized over the term of the loan. In addition, the Company pays a quarterly commitment fee on the 2012 Credit Agreement.

The Company drew down the full $75 million term loan under the 2010 Credit Agreement in connection with the acquisition of ICT on February 2, 2010. See Note 3, Acquisition of ICT, for further information. The Company paid off the balance in 2010, earlier than the scheduled maturity, plus accrued interest. The 2010 Credit Agreement is no longer available for borrowings.

In 2010, the Company paid an underwriting fee of $3.0 million for the 2010 Credit Agreement, which was deferred and amortized over the term of the loan. In addition, the Company paid a quarterly commitment fee on the 2010 Credit Agreement.

In 2009, Sykes (Bermuda) Holdings Limited, a Bermuda exempted company (“Sykes Bermuda”) which is an indirect wholly-owned subsidiary of the Company, entered into a credit agreement (the “Bermuda Credit Agreement”) with KeyBank. Sykes Bermuda drew down the full $75 million under the Bermuda Credit Agreement on December 11, 2009. The underwriting fee paid of $0.8 million was deferred and amortized over the term of the loan. Sykes Bermuda repaid the entire outstanding amount plus accrued interest on March 31, 2010.

The 2012 Credit Agreement had $91.0 million of outstanding borrowings as of December 31, 2012, with an average daily utilization of $96.8 million for the outstanding period during 2012 (none in 2011). During the years ended December 31, 2012 and 2010, the related interest expense, excluding amortization of deferred loan fees, under our credit agreements was $0.5 million and $1.8 million, respectively, which represented weighted average interest rates of 1.5% and 3.9%, respectively (none in 2011).

Note 22. Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220 “Comprehensive Income” (“ASC 220”). ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Gain (Loss)	Unrealized (Loss) on Net Investment Hedge	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Gain (Loss) on Post Retirement Obligation	Total
Balance at January 1, 2010	$4,317	$—	$1,207	$2,019	$276	$7,819
Pre-tax amount	9,790	(3,955)	(31)	4,936	104	10,844
Tax (provision) benefit	—	1,390	—	321	—	1,711
Reclassification to net loss	(7)	—	(52)	(5,173)	(34)	(5,266)
Foreign currency translation	(108)	—	65	43	—	—

Balance at December 31, 2010	13,992	(2,565)	1,189	2,146	346	15,108
Pre-tax amount	(7,613)	—	(184)	(1,482)	153	(9,126)
Tax (provision) benefit	—	—	34	759	—	793
Reclassification to net income	(389)	—	(55)	(1,855)	(40)	(2,339)
Foreign currency translation	5	—	1	(6)	—	—

Balance at December 31, 2011	5,995	(2,565)	985	(438)	459	4,436
Pre-tax amount	9,516	—	499	4,417	92	14,524
Tax (provision) benefit	—	—	(90)	(306)	—	(396)
Reclassification to net income	570	—	(48)	(4,174)	(56)	(3,708)
Foreign currency translation	2	—	67	(69)	—	—

Balance at December 31, 2012	$16,083	$(2,565)	$1,413	$(570)	$495	$14,856

Except as discussed in Note 23, Income Taxes, earnings associated with the Company’s investments in its subsidiaries are considered to be permanently invested and no provision for income taxes on those earnings or translation adjustments have been provided.

Note 23. Income Taxes

The income from continuing operations before income taxes includes the following components (in thousands):

	Years Ended December 31,
	2012	2011	2010
Domestic (U.S., state and local)	$(10,430)	$(14,170)	$(24,662)
Foreign	55,587	77,826	52,974

Total income from continuing operations before income taxes	$45,157	$63,656	$28,312

Significant components of the income tax provision are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current:
U.S. federal	$236	$(3,446)	$4,836
State and local	(61)	—	(24)
Foreign	9,899	18,743	14,527

Total current provision for income taxes	10,074	15,297	19,339

Deferred:
U.S. federal	(2,846)	148	(15,160)
State and local	—	143	(314)
Foreign	(2,021)	(4,246)	(1,668)

Total deferred provision (benefit) for income taxes	(4,867)	(3,955)	(17,142)

Total provision for income taxes	$5,207	$11,342	$2,197

The temporary differences that give rise to significant portions of the deferred income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Accrued expenses/liabilities	$(1,274)	$(31,111)	$(25,358)
Net operating loss and tax credit carryforwards	(4,113)	47,849	7,158
Depreciation and amortization	(5,684)	(2,083)	(3,433)
Deferred revenue	—	—	(580)
Deferred statutory income	2,084	(839)	—
Valuation allowance	4,120	(17,779)	5,028
Other	—	8	43

Total deferred provision (benefit) for income taxes	$(4,867)	$(3,955)	$(17,142)

The reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the Company’s effective income tax provision is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Tax at U.S. federal statutory tax rate	$15,805	$22,280	$9,909
State income taxes, net of federal tax benefit	(61)	143	(333)
Tax holidays	(6,450)	(7,532)	(6,798)
Change in valuation allowance, net of related adjustments	(538)	610	3,328
Foreign rate differential	(7,078)	(5,765)	(3,875)
Changes in uncertain tax positions	(613)	(2,748)	(3,830)
Permanent differences	3,531	915	985
Foreign withholding and other taxes	1,263	4,546	3,207
Change of assertion related to foreign earnings distribution	47	(255)	(1,865)
Tax credits	(699)	(852)	1,469

Total provision for income taxes	$5,207	$11,342	$2,197

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

In 2010, the Company changed its intent to distribute all of the current year and future years’ earnings of a non-U.S. subsidiary to its foreign parent. Withholding taxes of $0.8 million and $0.9 million are included in the provision for income taxes in the Consolidated Statement of Operations for 2012 and 2011, respectively.

Except as previously mentioned, a provision for income taxes has not been made for the undistributed earnings of foreign subsidiaries of approximately $383.8 million at December 31, 2012, as the earnings are permanently reinvested in foreign business operations. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable.

The Company has been granted tax holidays in The Philippines, Costa Rica and El Salvador. The tax holidays have various expiration dates ranging from 2013 through 2023. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will renew them. This could potentially result in future adverse tax consequences. The Company’s tax holidays decreased the provision for income taxes by $6.5 million ($0.15 per diluted share), $7.5 million ($0.17 per diluted share) and $6.8 million ($0.15 per diluted share) for the years ended December 31, 2012, 2011 and 2010, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Accrued expenses	$22,773	$21,313
Net operating loss and tax credit carryforwards	68,586	50,525
Depreciation and amortization	735	2,111
Deferred revenue	2,809	5,017
Valuation allowance	(43,298)	(38,544)
Other	5	6

	51,610	40,428

Deferred tax liabilities:
Accrued liabilities	(164)	(643)
Depreciation and amortization	(31,815)	(14,983)
Deferred statutory income	(2,219)	(1,984)
Other	(117)	(25)

	(34,315)	(17,635)

Net deferred tax assets	$17,295	$22,793

	December 31,
	2012	2011
Classified as follows:
Other current assets (Note 11)	$8,143	$8,044
Deferred charges and other assets (Note 16)	13,923	20,389
Current deferred income tax liabilities	(92)	(663)
Other long-term liabilities	(4,679)	(4,977)

Net deferred tax assets	$17,295	$22,793

In 2012, the Company’s valuation allowance increased by $4.8 million, primarily related to the loss recognized on the sale of the Spanish operations in the year ended December 31, 2012.

There are approximately $410.0 million of income tax loss carryforwards as of December 31, 2012 with varying expiration dates, approximately $169.1 million relating to foreign operations, $23.0 million relating to U.S. federal operations and $217.9 million relating to U.S. state operations. For U.S. federal purposes, $14.8 million of tax credits are available for carryforward as of December 31, 2012, with the latest expiration date ending December 2033. Regarding the U.S. state operations, no benefit has been recognized for the $217.9 million as it is more likely than not that these losses will expire without realization of tax benefits. With respect to foreign operations, $136.7 million of the net operating loss carryforwards have an indefinite expiration date and the remaining $32.4 million net operating loss carryforwards have varying expiration dates through December 2021.

As of December 31, 2012, the Company had $16.9 million of unrecognized tax benefits, a net decrease of $0.2 million from $17.1 million as of December 31, 2011. Had the Company recognized these tax benefits, approximately $16.9 million and $17.1 million and the related interest and penalties would favorably impact the effective tax rate in 2012 and 2011, respectively. The Company believes it is reasonably possible that its unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $0.4 million due to expiration of statutes of limitations, audit or appeal resolution in various tax jurisdictions.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had $10.1 million and $10.2 million accrued for interest and penalties as of December 31, 2012 and 2011, respectively. Of the accrued interest and penalties at December 31, 2012 and 2011, $3.7 million and $3.8 million, respectively, relate to statutory penalties. The amount of interest and penalties, net, recognized in the accompanying Consolidated Statement of Operations for 2012 and 2010 was $(0.1) million and $(0.4) million, respectively (none in 2011).

The tabular reconciliation of the amounts of unrecognized net tax benefits is presented below (in thousands):

	Years Ended December 31,
	2012	2011	2010
Gross unrecognized tax benefits as of January 1,	$17,136	$21,036	$3,810
Prior period tax position increases (decreases) (1)	321	—	19,287
Decreases from settlements with tax authorities	(426)	(3,076)	(1,283)
Decreases due to lapse in applicable statute of limitations	(561)	(346)	(2,104)
Foreign currency translation increases (decreases)	427	(478)	1,326

Gross unrecognized tax benefits as of December 31,	$16,897	$17,136	$21,036

(1)	Includes amounts assumed upon acquisition of Alpine on August 20, 2012 and ICT on February 2, 2010.

The Company is currently under audit in several tax jurisdictions. In April 2012, the Company received an assessment for the Canadian 2003-2006 audit for which the Company filed a Notice of Objection in July 2012. As required by the Notice of Objection process, the Company paid a mandatory security deposit in the amount of $14.5 million to the Canadian Revenue Agency and an additional deposit to the Province of Ontario in the amount of $0.4 million, both of which are included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheet as of December 31, 2012 and “Cash paid during period for income taxes” in the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2012. This process will allow the Company to submit the case to the U.S. and Canada Competent Authority for ultimate resolution. Although the outcome of examinations by taxing authorities is always uncertain, the Company believes it is adequately reserved for these audits and that resolutions of them are not expected to have a material impact on its financial condition and results of operations.

The significant tax jurisdictions currently under audit are as follows:

Tax Jurisdiction	Tax Year Ended
Canada	2003 to 2009
Philippines	2007 to 2010
United States	2010

The Company and its subsidiaries file federal, state and local income tax returns as required in the U.S. and in various foreign tax jurisdictions. The following table presents the major tax jurisdictions and tax years that are open and subject to examination by the respective tax authorities as of December 31, 2012:

Tax Jurisdiction	Tax Year Ended
Canada	2003 to present
Philippines	2007 to present
United States	1997 to 1999 (1), 2002-2007 (1) and 2009 to present

(1)	These tax years are open to the extent of the net operating loss carryforward amount.

Note 24. Earnings Per Share

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

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Basic:
Weighted average common shares outstanding	43,105	45,506	46,030
Diluted:
Dilutive effect of stock options, stock appreciation rights, restricted stock, restricted stock units, shares held in a rabbi trust	43	101	103

Total weighted average diluted shares outstanding	43,148	45,607	46,133

Anti-dilutive shares excluded from the diluted earnings per share calculation	—	1	3

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

The shares repurchased under the Company’s share repurchase programs were as follows (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Range of Prices Paid Per Share		Total Cost of Shares Repurchased
For the Years Ended		Low	High
December 31, 2012	537	$13.85	$15.00	$7,908
December 31, 2011	3,292	$12.46	$18.53	$49,993
December 31, 2010	300	$16.92	$17.60	$5,212

Note 25. Commitments and Loss Contingency

Lease and Purchase Commitments

The Company leases certain equipment and buildings under operating leases having original terms ranging from one to twenty years, some with options to cancel at varying points during the lease. The building leases contain up to three five-year renewal options. Rental expense under operating leases was as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Rental expense	$43,626	$43,147	$50,846

The following is a schedule of future minimum rental payments required under operating leases that have noncancelable lease terms as of December 31, 2012, including the impact of the leases assumed in connection with the Alpine acquisition (in thousands):

Amount
2013	37,418
2014	29,004
2015	22,389
2016	16,558
2017	14,605
2018 and thereafter	43,150

Total minimum payments required	$163,124

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

The following is a schedule of future minimum purchases remaining under the agreements as of December 31, 2012, including the impact of the agreements assumed in connection with the Alpine acquisition (in thousands):

Amount
2013	$24,557
2014	4,610
2015	1,726
2016	1,147
2017	59
2018 and thereafter	—

Total minimum payments required	$32,099

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

Note 26. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The Company sponsors two non-contributory defined benefit pension plans (the “Pension Plans”) for its covered employees in The Philippines. The Pension Plans provide defined benefits based on years of service and final salary. All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plans. As of December 31, 2012, the Pension Plans were unfunded. The Company expects to make cash contributions to its Pension Plans during 2013 of less than $0.1 million.

The following tables provide a reconciliation of the change in the benefit obligation for the Pension Plans and the net amount recognized, included in “Other long-term liabilities”, in the accompanying Consolidated Balance Sheets (in thousands):

	December 31,
	2012	2011
Beginning benefit obligation	$1,860	$1,345
Service cost	372	237
Interest cost	120	102
Actuarial (gains) losses	(499)	184
Effect of foreign currency translation	144	(8)

Ending benefit obligation	$1,997	$1,860

Unfunded status	(1,997)	(1,860)

Net amount recognized	$(1,997)	$(1,860)

Weighted average actuarial assumptions used to determine the benefit obligations and net periodic benefit cost for the Pension Plans were as follows:

	Years Ended December 31,
	2012	2011	2010
Discount rate	5.9%	6.3%	8.3%
Rate of compensation increase	2.0%	3.2%	3.2%

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

The following table provides information about the net periodic benefit cost and other accumulated comprehensive income for the Pension Plans (in thousands):

	Years Ended December 31,
	2012	2011	2010
Service cost	$372	$237	$272
Interest cost	120	102	90
Recognized actuarial (gains)	(46)	(55)	(51)

Net periodic benefit cost	446	284	311
Unrealized net actuarial (gains), net of tax	(1,413)	(985)	(1,189)

Total amount recognized in net periodic benefit cost and other accumulated comprehensive income (loss)	$(967)	$(701)	$(878)

The estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

Years Ending December 31,	Amount
2013	$10
2014	4
2015	20
2016	139
2017	80
2018 - 2022	1,031

The Company expects to recognize less than $0.1 million of net actuarial gains as a component of net periodic benefit cost in 2013.

Employee Retirement Savings Plans

The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matches 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company’s contributions included in the accompanying Consolidated Statements of Operations were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
401(k) plan contributions	$1,221	$953	$757

In connection with the acquisition of Alpine in August 2012, the Company assumed Alpine’s employee benefit plan (Section 401(k)). Under this employee benefit plan, the Company makes a matching contribution on an annual basis in the amount of 100% of the employee contribution for the first 3% of included compensation plus 50% of the employee contribution for the next 2% of included compensation. Employees are 100% vested in contributions, earnings and matching funds at all times. No contributions were made during the years ended December 31, 2012, 2011 and 2010.

In connection with the acquisition of ICT in February 2010, the Company assumed ICT’s profit sharing plan (Section 401(k)). Under this profit sharing plan, the Company matches 50% of employee contributions for all qualified employees, as defined, up to a maximum of 6% of the employee’s compensation; however, it may also make additional contributions to the plan based upon profit levels and other factors. No contributions were made during the years ended December 31, 2011 and 2010. Employees are fully vested in their contributions, while full vesting in the Company’s contributions occurs upon death, disability, retirement or completion of five years of service. These employees have been covered under the Company’s 401(k) plan since January 1, 2012.

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

	December 31,
	2012	2011
Postretirement benefit obligation	$72	$114
Unrealized gains in AOCI (1)	495	459

(1)	Unrealized gains are due to changes in discount rates related to the postretirement obligation.

Post-Retirement Defined Contribution Healthcare Plan

On January 1, 2005, the Company established a Post-Retirement Defined Contribution Healthcare Plan for eligible employees meeting certain service and age requirements. The plan is fully funded by the participants and accordingly, the Company does not recognize expense relating to the plan.

Note 27. Stock-Based Compensation

The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. The following table summarizes the stock-based compensation expense (primarily in the Americas), income tax benefits related to the stock-based compensation and excess tax benefits (deficiencies) (in thousands):

	Years Ended December 31,
	2012	2011	2010
Stock-based compensation (expense) (1)	$(3,467)	$(3,582)	$(4,935)
Income tax benefit (2)	1,213	1,397	1,925
Excess tax benefit (deficiency) from stock-based compensation (3)	(292)	(8)	354

(1)	Included in “General and administrative” costs in the accompanying Consolidated Statements of Operations.

(2)	Included in “Income taxes” in the accompanying Consolidated Statements of Operations.

(3)	Included in “Additional paid-in capital” in the accompanying Consolidated Statements of Changes in Shareholders’ Equity.

There were no capitalized stock-based compensation costs at December 31, 2012, 2011 and 2010.

2011 Equity Incentive Plan — The Board adopted the Sykes Enterprises, Incorporated 2011 Equity Incentive Plan (the “2011 Plan”) on March 23, 2011, as amended on May 11, 2011 to reduce the number of shares of common stock available to 4.0 million shares. The 2011 Plan was approved by the shareholders at the May 2011 annual shareholder meeting. The 2011 Plan replaced and superseded the Company’s 2001 Equity Incentive Plan (the “2001 Plan”), which expired on March 14, 2011. The outstanding awards granted under the 2001 Plan will remain in effect until their exercise, expiration or termination. The 2011 Plan permits the grant of restricted stock, stock appreciation rights, stock options and other stock-based awards to certain employees of the Company, and certain non-employees who provide services to the Company in order to encourage them to remain in the employment of, or to faithfully provide services to, the Company and to increase their interest in the Company’s success.

Stock Appreciation Rights — The Company’s Board of Directors, at the recommendation of the Compensation and Human Resource Development Committee (the “Committee”), has approved in the past, and may approve in the future, awards of stock-settled stock appreciation rights (“SARs”) for eligible participants. SARs represent the right to receive, without payment to the Company, a certain number of shares of common stock, as determined by the Committee, equal to the amount by which the fair market value of a share of common stock at the time of exercise exceeds the grant price.

Any SARs issued are granted at the fair market value of the Company’s common stock on the date of the grant. All SARs currently outstanding vest one-third on each of the first three anniversaries of the date of grant, provided the participant is employed by the Company on such date. The SARs have a term of 10 years from the date of grant. In the event of a change in control, the SARs will vest on the date of the change in control, provided that the participant is employed by the Company on the date of the change in control.

All currently outstanding SARs are exercisable within three months after the death, disability, retirement or termination of the participant’s employment with the Company, if and to the extent the SARs were exercisable immediately prior to such termination. If the participant’s employment is terminated for cause, or the participant terminates his or her own employment with the Company, any portion of the SARs not yet exercised (whether or not vested) terminates immediately on the date of termination of employment.

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

The following table summarizes the assumptions used to estimate the fair value of SARs granted:

	Years Ended December 31,
	2012	2011	2010
Expected volatility	47.1%	44.3%	45.2%
Weighted average volatility	47.1%	44.3%	45.2%
Expected dividend rate	0.0%	0.0%	0.0%
Expected term (in years)	4.7	4.6	4.4
Risk-free rate	0.8%	2.0%	2.4%

The following table summarizes SARs activity as of December 31, 2012 and for the year then ended:

Stock Appreciation Rights	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2012	657	$—
Granted	259	$—
Exercised	—	$—
Forfeited or expired	(51)	$—

Outstanding at December 31, 2012	865	$—	7.2	$20

Vested or expected to vest at December 31, 2012	865	$—	7.2	$20

Exercisable at December 31, 2012	470	$—	6.0	$18

The following table summarizes information regarding SARs granted and exercised (in thousands, except per SAR amounts):

	Years Ended December 31,
	2012	2011	2010
Number of SARs granted	259	215	130
Weighted average grant-date fair value per SAR	$5.97	$7.10	$10.21
Intrinsic value of SARs exercised	$—	$—	$591
Fair value of SARs vested	$1,388	$1,198	$615

The following table summarizes nonvested SARs activity as of December 31, 2012 and for the year then ended:

Nonvested Stock Appreciation Rights	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2012	362	$7.90
Granted	259	$5.97
Vested	(175)	$7.98
Forfeited or expired	(51)	$6.76

Nonvested at December 31, 2012	395	$6.74

As of December 31, 2012, there was $1.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested SARs granted under the 2011 Plan and 2001 Plan. This cost is expected to be recognized over a weighted average period of 1.4 years.

Restricted Shares — The Company’s Board of Directors, at the recommendation of the Committee, has approved in the past, and may approve in the future, awards of performance and employment-based restricted shares (“restricted shares”) for eligible participants. In some instances, where the issuance of restricted shares has adverse tax consequences to the recipient, the Board may instead issue restricted stock units (“RSUs”). The restricted shares are shares of the Company’s common stock (or in the case of RSUs, represent an equivalent number of shares of the Company’s common stock) which are issued to the participant subject to (a) restrictions on transfer for a period of time and (b) forfeiture under certain conditions. The performance goals, including revenue growth and income from operations targets, provide a range of vesting possibilities from 0% to 100% and will be measured at the end of the performance period. If the performance conditions are met for the performance period, the shares will vest and all restrictions on the transfer of the restricted shares will lapse (or in the case of RSUs, an equivalent number of shares of the Company’s common stock will be issued to the recipient). The Company recognizes compensation cost, net of estimated forfeitures, based on the fair value (which approximates the current market price) of the restricted shares (and RSUs) on the date of grant ratably over the requisite service period based on the probability of achieving the performance goals.

Changes in the probability of achieving the performance goals from period to period will result in corresponding changes in compensation expense. The employment-based restricted shares currently outstanding vest one-third on each of the first three anniversaries of the date of grant, provided the participant is employed by the Company on such date. In the event of a change in control (as defined in the 2011 Plan and 2001 Plan) prior to the date the restricted shares vest, all of the restricted shares will vest and the restrictions on transfer will lapse with respect to such vested shares on the date of the change in control, provided that participant is employed by the Company on the date of the change in control.

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

The following table summarizes nonvested restricted shares/RSUs activity as of December 31, 2012 and for the year then ended:

Nonvested Restricted Shares / RSUs	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2012	793	$20.39
Granted	420	$15.21
Vested	(195)	$19.74
Forfeited or expired	(146)	$19.03

Nonvested at December 31, 2012	872	$18.25

The following table summarizes information regarding restricted shares/RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Years Ended December 31,
	2012	2011	2010
Number of restricted shares/RSUs granted	420	339	206
Weighted average grant-date fair value per restricted share/RSU	$15.21	$18.68	$23.88
Fair value of restricted shares/RSUs vested	$3,845	$4,392	$4,765

As of December 31, 2012, based on the probability of achieving the performance goals, there was $15.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted shares/RSUs granted under the 2011 Plan and 2001 Plan. This cost is expected to be recognized over a weighted average period of 1.3 years.

2004 Non-Employee Director Fee Plan — The Company’s 2004 Non-Employee Director Fee Plan (the “2004 Fee Plan”), as last amended on May 17, 2012, provides that all new non-employee directors joining the Board will receive an initial grant of shares of common stock on the date the new director is elected or appointed, the number of which will be determined by dividing $60,000 by the closing price of the Company’s common stock on the trading day immediately preceding the date a new director is elected or appointed, rounded to the nearest whole number of shares. The initial grant of shares vests in twelve equal quarterly installments, one-twelfth on the date of grant and an additional one-twelfth on each successive third monthly anniversary of the date of grant. The award lapses with respect to all unvested shares in the event the non-employee director ceases to be a director of the Company, and any unvested shares are forfeited.

The 2004 Fee Plan also provides that each non-employee director will receive, on the day after the annual shareholders meeting, an annual retainer for service as a non-employee director (the “Annual Retainer”). Prior to May 17, 2012, the Annual Retainer was $95,000, of which $50,000 was payable in cash, and the remainder was paid in stock. The annual grant of cash vests in four equal quarterly installments, one-fourth on the day following the annual meeting of shareholders, and an additional one-fourth on each successive third monthly anniversary of the date of grant. The annual grant of shares paid to non-employee directors prior to May 17, 2012 vests in eight equal quarterly installments, one-eighth on the day following the annual meeting of shareholders, and an additional one-eighth on each successive third monthly anniversary of the date of grant. On May 17, 2012, upon the recommendation of the Compensation and Human Resource Development Committee, the Board adopted the Fifth Amended and Restated Non-Employee Director Fee Plan (the “Amendment”), which increased the common stock component of the Annual Retainer by $30,000, resulting in a total Annual Retainer of $125,000, of which $50,000 is payable in cash and the remainder paid in stock. In addition, the Amendment also changed the vesting period for the annual equity award, from a two-year vesting period, to a one-year vesting period (consisting of four equal quarterly installments, one-fourth on the date of grant and an additional one-fourth on each successive third monthly anniversary of the date of grant). The award lapses with respect to all unpaid cash and unvested shares in the event the non-employee director ceases to be a director of the company, and any unvested shares and unpaid cash are forfeited.

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

The following table summarizes common stock share award activity as of December 31, 2012 and for the year then ended:

Nonvested Common Stock Share Awards	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2012	16	$21.08
Granted	42	$16.15
Vested	(44)	$17.58
Forfeited or expired	(1)	$21.83

Nonvested at December 31, 2012	13	$17.18

The following table summarizes information regarding common stock share awards granted and vested (in thousands, except per share award amounts):

	Years Ended December 31,
	2012	2011	2010
Number of common stock share awards granted	42	21	24
Weighted average grant-date fair value per common stock share award	$16.15	$21.83	$19.11
Fair value of common stock share awards vested	$771	$407	$458

As of December 31, 2012, there was $0.1 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested shares granted since March 2008 under the 2004 Fee Plan. This cost is expected to be recognized over a weighted average period of 0.1 years.

Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board of Directors effective December 17, 1998 and amended on March 29, 2006 and May 23, 2006. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president, executive vice presidents and senior vice presidents and $7,500 per year for vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (See Note 14, Investments Held in Rabbi Trusts). As of December 31, 2012 and 2011, liabilities of $5.3 million and $4.2 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Consolidated Balance Sheets.

Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $1.4 million and $1.2 million at December 31, 2012 and 2011, respectively, is included in “Treasury stock” in the accompanying Consolidated Balance Sheets.

The following table summarizes nonvested common stock activity as of December 31, 2012 and for the year then ended:

Nonvested Common Stock	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2012	8	$18.30
Granted	15	$15.27
Vested	(14)	$15.59
Forfeited or expired	(1)	$18.22

Nonvested at December 31, 2012	8	$16.98

The following table summarizes information regarding shares of common stock granted and vested (in thousands, except per common stock amounts):

	Years Ended December 31,
	2012	2011	2010
Number of shares of common stock granted	15	11	11
Weighted average grant-date fair value per common stock	$15.27	$18.93	$18.91
Fair value of common stock vested	$195	$169	$185
Cash used to settle the obligation	$459	$2	$32

As of December 31, 2012, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 2.3 years.

Note 28. Segments and Geographic Information

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

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Year Ended December 31, 2012:
Revenues (2)	$947,147	$180,551		$1,127,698
Percentage of revenues	84.0%	16.0%		100.0%
Depreciation and amortization (2)	$46,973	$3,875		$50,848
Income (loss) from continuing operations	$93,580	$5,488	$(51,289)	$47,779
Other (expense), net			(2,622)	(2,622)
Income taxes			(5,207)	(5,207)

Income from continuing operations, net of taxes				39,950
(Loss) from discontinued operations, net of taxes (3)	$(10,707)	$(820)		(11,527)

Net income				$28,423

Total assets as of December 31, 2012	$1,265,119	$1,100,938	$(1,457,368)	$908,689

Year Ended December 31, 2011:
Revenues (2)	$963,142	$206,125		$1,169,267
Percentage of revenues	82.4%	17.6%		100.0%
Depreciation and amortization (2)	$47,747	$5,052		$52,799
Income (loss) from continuing operations	$115,727	$(3,746)	$(46,446)	$65,535
Other (expense), net			(1,879)	(1,879)
Income taxes			(11,342)	(11,342)

Income from continuing operations, net of taxes				52,314
Income (loss) from discontinued operations, net of taxes (3)	$559	$(4,532)	—	(3,973)

Net income				$48,341

Total assets as of December 31, 2011	$1,112,252	$1,131,719	$(1,474,841)	$769,130

Year Ended December 31, 2010:
Revenues (2)	$934,329	$187,582		$1,121,911
Percentage of revenues	83.3%	16.7%		100.0%
Depreciation and amortization (2)	$49,910	$4,728		$54,638
Income (loss) from continuing operations	$108,167	$(5,548)	$(64,638)	$37,981
Other (expense), net			(9,669)	(9,669)
Income taxes			(2,197)	(2,197)

Income from continuing operations, net of taxes				26,115
(Loss) from discontinued operations, net of taxes	$(6,476)	$(6,417)	(23,495)	(36,388)

Net (loss)				$(10,273)

Total assets as of December 31, 2010	$1,357,709	$1,112,392	$(1,675,501)	$794,600

(1)

Other items (including corporate costs, impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the tables above for the years ended December 31, 2012, 2011 and 2010. The accounting policies of the reportable segments are the same as those described in Note 1 to the accompanying Consolidated Financial Statements. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

(2)	Revenues and depreciation and amortization include results from continuing operations only.

(3)	Includes the (loss) from discontinued operations, net of taxes, as well as the gain (loss) on sale of discontinued operations, net of taxes, if any.

Revenues by segment from AT&T Corporation, a major provider of communication services for which the Company provides various customer support services, were as follows (in thousands):

	Years Ended December 31,
	2012		2011		2010
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Americas	$130,072	11.5%	$129,331	11.1%	$147,673	13.2%
EMEA	3,018	0.3%	3,343	0.2%	6,457	0.5%

	$133,090	11.8%	$132,674	11.3%	$154,130	13.7%

The Company has multiple distinct contracts with AT&T spread across multiple lines of businesses, which expire between 2013 and 2015. The Company has historically renewed most of these contracts. However, there is no assurance that these contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts. Each line of business is governed by separate business terms, conditions and metrics. Each line of business also has a separate decision maker such that a loss of one line of business would not necessarily impact our relationship with the client and decision makers on other lines of business.

The Company’s next largest clients in each of the years, which are in the financial services vertical market, accounted for 6.2%, 5.6% and 4.5% of consolidated revenues for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s top ten clients accounted for 48% of its consolidated revenues in 2012, an increase from 45% in 2011 and 42% in 2010. The loss of (or the failure to retain a significant amount of business with) any of the Company’s key clients, including AT&T, could have a material adverse effect on its performance. Many of the Company’s contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of the Company’s services under its contracts without penalty.

Information about the Company’s operations by geographic location is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenues: (1)
United States	302,046	299,606	293,179
The Philippines	225,629	244,936	249,010
Canada	198,585	203,313	195,301
Costa Rica	100,101	94,133	89,830
El Salvador	46,910	43,016	35,366
Australia	24,633	25,892	18,639
Mexico	23,315	23,133	20,514
Argentina (2)	—	—	7,670
Other	25,928	29,113	24,820

Total Americas	947,147	963,142	934,329

Germany	73,380	76,362	65,145
United Kingdom	35,833	41,476	46,847
Sweden	22,229	30,072	27,311
Romania	10,773	9,038	3,743
Hungary	7,619	6,695	8,186
Netherlands	6,511	14,268	14,026
Other	24,206	28,214	22,324

Total EMEA	180,551	206,125	187,582

	$1,127,698	$1,169,267	$1,121,911

(1)

Revenues are attributed to countries based on location of customer, except for revenues for Costa Rica, The Philippines, China and India which are primarily comprised of customers located in the U.S., but serviced by centers in those respective geographic locations.

(2)	Revenues attributable to Argentina relate to clients retained by the Company subsequent to the sale of the Argentine operations, which were fully migrated to other countries during 2011.

	December 31,
	2012	2011
Long-Lived Assets: (1)
United States	127,010	70,768
Canada	27,497	22,943
The Philippines	11,298	12,348
Costa Rica	5,355	6,664
El Salvador	2,978	3,416
Mexico	2,511	2,317
Australia	2,185	2,378
Other	4,011	3,512

Total Americas	182,845	124,346

United Kingdom	4,712	4,969
Germany	2,556	2,362
Sweden	682	810
Romania	638	1,056
Hungary	360	214
Netherlands	23	95
Other	1,516	1,700

Total EMEA	10,487	11,206

	$193,332	$135,552

(1)	Long-lived assets include property and equipment, net, and intangibles, net.

	December 31,
	2012	2011
Goodwill:
Americas	$204,231	$121,342
EMEA	—	—

	$204,231	$121,342

Revenues for the Company’s products and services are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Outsourced customer contract management services	$1,104,442	$1,145,002	$1,096,869
Fulfillment services	16,357	16,717	16,934
Enterprise support services	6,899	7,548	8,108

	$1,127,698	$1,169,267	$1,121,911

Note 29. Other (Expense)

Gains and losses resulting from foreign currency transactions are recorded in “Other (expense)” in the accompanying Consolidated Statements of Operations during the period in which they occur. Other (expense) consists of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Foreign currency transaction gains (losses)	$(2,856)	$(749)	$(2,108)
Gains (losses) on foreign currency derivative instruments not designated as hedges	(295)	(1,444)	(4,532)
Gains (losses) on liquidation of foreign subsidiaries	(582)	—	—
Other miscellaneous income (expense)	1,200	94	733

	$(2,533)	$(2,099)	$(5,907)

Note 30. Related Party Transactions

The Company paid John H. Sykes, the founder, former Chairman and Chief Executive Officer and current significant shareholder of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company, $0.1 million for the use of his private jet during the year ended December 31, 2010, (none in 2012 and 2011) which is based on two times fuel costs and other actual costs incurred for each trip.

In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes. The lease payments on the 20 year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.4 million to the landlord during each of the years ended December 31, 2012, 2011 and 2010 under the terms of the lease.

Schedule II — Valuation and Qualifying Accounts

Years ended December 31, 2012, 2011 and 2010:

(in thousands)	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Additions (Deductions) (1)	Beginning Balance of Acquired Company	Balance at End of Period
Allowance for doubtful accounts:

Year ended December 31, 2012	$4,304	1,115	$(338)	$—	$5,081
Year ended December 31, 2011	3,939	450	(85)	—	4,304
Year ended December 31, 2010	3,530	170	239	—	3,939

Valuation allowance for net deferred tax assets:

Year ended December 31, 2012	$38,544	$4,754	$—	$—	$43,298
Year ended December 31, 2011	60,091	(17,758)	(3,789)	—	38,544
Year ended December 31, 2010	32,126	12,256	—	15,709	60,091

Reserves for value added tax receivables:

Year ended December 31, 2012	$2,355	$546	$175	$—	$3,076
Year ended December 31, 2011	2,338	504	(487)	—	2,355
Year ended December 31, 2010	1,881	551	(94)	—	2,338

(1)	Net write-offs and recoveries, including the effect of foreign currency translation. 2011 includes the impact of the reclassification of the Company’s Spanish operations to assets held for sale.