Form 10-Q
period 2013-03-31
SYKES ENTERPRISES INC
filed 2013-05-10
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Yes  ☐                 No  ☒

As of May 2, 2013, there were 44,266,134 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

Form 10-Q

INDEX

		Page No.

Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets March 31, 2013 and December 31, 2012 (Unaudited)	3

	Condensed Consolidated Statements of Operations Three Months Ended March 31, 2013 and 2012 (Unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) Three Months Ended March 31, 2013 and 2012 (Unaudited)	5

	Condensed Consolidated Statements of Changes in Shareholders’ Equity Three Months Ended March 31, 2012, Nine Months Ended December 31, 2012 and Three Months Ended March 31, 2013 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows Three Months Ended March 31, 2013 and 2012 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

	Report of Independent Registered Public Accounting Firm	38

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50

Item 4.	Controls and Procedures	52

Part II. Other Information

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3.	Defaults Upon Senior Securities	53

Item 4.	Mine Safety Disclosures	53

Item 5.	Other Information	53

Item 6.	Exhibits	54

Signature		55

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	March 31, 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$177,798	$187,322
Receivables, net	266,628	247,633
Prepaid expenses	13,132	12,370
Other current assets	25,552	20,017

Total current assets	483,110	467,342
Property and equipment, net	103,040	101,295
Goodwill	203,831	204,231
Intangibles, net	87,928	92,037
Deferred charges and other assets	41,692	43,784

	$919,601	$908,689

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$19,038	$24,985
Accrued employee compensation and benefits	65,438	73,103
Current deferred income tax liabilities	87	92
Income taxes payable	2,419	800
Deferred revenue	33,900	34,283
Other accrued expenses and current liabilities	31,731	31,320

Total current liabilities	152,613	164,583
Deferred grants	7,458	7,607
Long-term debt	111,000	91,000
Long-term income tax liabilities	25,853	26,162
Other long-term liabilities	12,836	13,073

Total liabilities	309,760	302,425

Commitments and loss contingency (Note 15)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value, 200,000 shares authorized; 44,266 and 43,790 shares issued, respectively	443	438
Additional paid-in capital	277,827	277,192
Retained earnings	321,705	315,187
Accumulated other comprehensive income	11,378	14,856
Treasury stock at cost: 115 shares and 108 shares, respectively	(1,512)	(1,409)

Total shareholders’ equity	609,841	606,264

	$919,601	$908,689

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2013	2012

Revenues	$301,244	$278,098

Operating expenses:
Direct salaries and related costs	203,706	178,500
General and administrative	73,733	72,264
Depreciation, net	10,169	10,634
Amortization of intangibles	3,759	1,861
Impairment of long-lived assets	-	149

Total operating expenses	291,367	263,408

Income from continuing operations	9,877	14,690

Other income (expense):
Interest income	224	364
Interest (expense)	(508)	(316)
Other income (expense)	125	(601)

Total other income (expense)	(159)	(553)

Income from continuing operations before income taxes	9,718	14,137
Income taxes	3,200	3,367

Income from continuing operations, net of taxes	6,518	10,770
(Loss) from discontinued operations, net of taxes	-	(820)
(Loss) on sale of discontinued operations, net of taxes	-	(10,707)

Net income (loss)	$6,518	$(757)

Net income (loss) per common share:
Basic:
Continuing operations	$0.15	$0.25
Discontinued operations	-	(0.27)

Net income (loss) per common share	$0.15	$(0.02)

Diluted:
Continuing operations	$0.15	$0.25
Discontinued operations	$-	(0.27)

Net income (loss) per common share	$0.15	$(0.02)

Weighted average common shares:
Basic	43,036	43,309
Diluted	43,052	43,409

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2013	2012
Net income (loss)	$6,518	$(757)

Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss), net of taxes	(5,728)	7,129
Unrealized gain (loss) on net investment hedge, net of taxes	282	—
Unrealized actuarial gain (loss) related to pension liability, net of taxes	(8)	9
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	2,019	2,133
Unrealized gain (loss) on postretirement obligation, net of taxes	(43)	15

Other comprehensive income (loss), net of taxes	(3,478)	9,286

Comprehensive income (loss)	$3,040	$8,529

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 31, 2012,

Nine Months Ended December 31, 2012 and

Three Months Ended March 31, 2013

(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
(in thousands)	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings		Treasury Stock	Total
Balance at January 1, 2012	44,306	$443	$281,157	$291,803	$4,436	$(4,273)	$573,566
Stock-based compensation expense	-	-	1,119	-	-	-	1,119
Excess tax benefit (deficiency) from stock-based compensation	-	-	(278)	-	-	-	(278)
Vesting of common stock and restricted stock under equity award plans, net of forfeitures	263	3	(1,309)	-	-	(106)	(1,412)
Repurchase of common stock	-	-	-	-	-	(6,200)	(6,200)
Retirement of treasury stock	(500)	(5)	(3,995)	(3,343)	-	7,343	-
Comprehensive income (loss)	-	-	-	(757)	9,286	-	8,529

Balance at March 31, 2012	44,069	441	276,694	287,703	13,722	(3,236)	575,324
Stock-based compensation expense	-	-	2,348	-	-	-	2,348
Excess tax benefit (deficiency) from stock-based compensation	-	-	(14)	-	-	-	(14)
Vesting of common stock and restricted stock under equity award plans, net of forfeitures	(34)	-	114	-	-	(114)	-
Repurchase of common stock	-	-	-	-	-	(1,708)	(1,708)
Retirement of treasury stock	(245)	(3)	(1,950)	(1,696)	-	3,649	-
Comprehensive income (loss)	-	-	-	29,180	1,134	-	30,314

Balance at December 31, 2012	43,790	438	277,192	315,187	14,856	(1,409)	606,264
Stock-based compensation expense	-	-	664	-	-	-	664
Excess tax benefit (deficiency) from stock-based compensation	-	-	(34)	-	-	-	(34)
Vesting of common stock and restricted stock under equity award plans, net of forfeitures	476	5	5	-	-	(103)	(93)
Comprehensive income (loss)	-	-	-	6,518	(3,478)	-	3,040

Balance at March 31, 2013	44,266	$443	$277,827	$321,705	$11,378	$(1,512)	$609,841

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2013	2012
Cash flows from operating activities :
Net income (loss)	$6,518	$(757)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, net	10,169	10,634
Amortization of intangibles	3,759	1,861
Impairment losses	-	149
Unrealized foreign currency transaction (gains) losses, net	291	80
Stock-based compensation expense	664	1,119
Deferred income tax provision (benefit)	(2,043)	(303)
Net (gain) loss on disposal of property and equipment	9	(51)
Bad debt expense	305	733
Unrealized (gains) losses on financial instruments, net	1,418	(577)
Amortization of deferred loan fees	65	146
Net (gain) on insurance settlement	-	(133)
Loss on sale of discontinued operations	-	10,707
Other	66	32

Changes in assets and liabilities, net of acquisition:
Receivables	(21,019)	(16,076)
Prepaid expenses	(575)	(4,269)
Other current assets	(3,164)	706
Deferred charges and other assets	931	(1,929)
Accounts payable	(5,295)	(1,604)
Income taxes receivable / payable	499	(21)
Accrued employee compensation and benefits	(7,194)	17
Other accrued expenses and current liabilities	1,460	3,939
Deferred revenue	295	(143)
Other long-term liabilities	28	(142)

Net cash provided by (used for) operating activities	(12,813)	4,118

Cash flows from investing activities:
Capital expenditures	(13,066)	(6,818)
Proceeds from sale of property and equipment	34	100
Investment in restricted cash	(7)	(63)
Release of restricted cash	-	356
Cash divested on sale of discontinued operations	-	(9,100)
Proceeds from insurance settlement	-	227

Net cash (used for) investing activities	(13,039)	(15,298)

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Three Months Ended March 31,
(in thousands)	2013	2012
Cash flows from financing activities:
Payment of long-term debt	(2,000)	-
Proceeds from issuance of long-term debt	22,000	-
Cash paid for repurchase of common stock	-	(6,200)
Proceeds from grants	103	-
Shares repurchased for minimum tax withholding on equity awards	(93)	(1,412)

Net cash provided by (used for) financing activities	20,010	(7,612)

Effects of exchange rates on cash	(3,682)	3,707

Net increase (decrease) in cash and cash equivalents	(9,524)	(15,085)
Cash and cash equivalents – beginning	187,322	211,122

Cash and cash equivalents – ending	$177,798	$196,037

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$481	$306
Cash paid during period for income taxes	$5,017	$5,374

Non-cash transactions:
Property and equipment additions in accounts payable	$3,354	$1,671
Unrealized gain (loss) on postretirement obligation in accumulated other comprehensive income (loss)	$(43)	$15

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2013 and 2012

(Unaudited)

Note 1. Overview and Basis of Presentation

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

Acquisition — In August 2012, the Company completed the acquisition of Alpine Access, Inc. (“Alpine”), a Delaware corporation, pursuant to the Agreement and Plan of Merger, dated July 27, 2012. The Company has reflected the operating results in the Condensed Consolidated Statements of Operations since August 20, 2012. See Note 2, Acquisition of Alpine Access, Inc., for additional information on the acquisition of this business.

Discontinued Operations — In March 2012, the Company sold its operations in Spain (the “Spanish operations”), pursuant to an asset purchase agreement dated March 29, 2012 and a stock purchase agreement dated March 30, 2012. The Company reflected the operating results related to the Spanish operations as discontinued operations in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012. Cash flows from discontinued operations are included in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012. See Note 3, Discontinued Operations, for additional information on the sale of the Spanish operations.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2013. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”).

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

New Accounting Standards Not Yet Adopted

In March 2013, the FASB issued ASU 2013-05 “Foreign Currency Matters (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). The amendments in ASU 2013-05 indicates that a cumulative translation adjustment (“CTA”) is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. Thus, the entire amount of the CTA associated with the foreign entity would be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, a loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated), or a step acquisition for a foreign entity (i.e., when an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity). ASU 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. The amendments in ASU 2013-05 are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. The Company does not expect the adoption of ASU 2013-05 to materially impact its financial condition, results of operations and cash flows.

New Accounting Standards Recently Adopted

In December 2011, the FASB issued ASU 2011-11 “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The amendments in ASU 2011-11 will enhance disclosures by requiring improved information about financial and derivative instruments that are either 1) offset (netting assets and liabilities) in accordance with Section 210-20-45 or Section 815-10-45 of the FASB Accounting Standards Codification or 2) subject to an enforceable master netting arrangement or similar agreement. The amendments in ASU 2011-11 are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those years. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 as of January 1, 2013 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

In July 2012, the FASB issued ASU 2012-02 “Intangibles – Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). The amendments in ASU 2012-02 provide entities with the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. Under the amendments in ASU 2012-02, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 on January 1, 2013 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

In January 2013, the FASB issued ASU 2013-01 “Balance Sheet (Topic 210) Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). The amendments in ASU 2013-01 clarify which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. ASU 2013-01 addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to the financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Financial Accounting Standards Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under International Financial Reporting Standards (IFRS). The amendments in ASU 2013-01 are effective for fiscal years beginning on or after January 1, 2013. Retrospective application is required for any period presented that begins before the entity’s initial application of the new requirements. The adoption of ASU 2013-01 as of January 1, 2013 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

In February 2013, the FASB issued ASU 2013-02 “Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in ASU 2013-02 are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 as of January 1, 2013 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

Note 2. Acquisition of Alpine Access, Inc.

On August 20, 2012, the Company acquired 100% of the outstanding common shares and voting interest of Alpine, pursuant to the terms of the merger agreement. Alpine, an industry leader in the at-home agent space, provides award-winning customer contact management services through a secured and proprietary virtual call center environment with its operations located in the United States and Canada. The results of Alpine’s operations have been included in the Company’s consolidated financial statements since its acquisition on August 20, 2012. The Company acquired Alpine to: create significant competitive differentiation for quality, speed to market, scalability and flexibility driven by proprietary, internally-developed software, systems, processes and other intellectual property, which uniquely overcome the challenges of the at-home delivery model; strengthen the Company’s current service portfolio and go-to-market offering while expanding the breadth of clients with minimal client overlap; broaden the addressable market opportunity within existing and new verticals as well as clients; expand the addressable pool of skilled labor; leverage operational best practices across the Company’s global platform, with the potential to convert more of its fixed cost to variable cost; and further enhance the growth and margin profile of the Company to drive shareholder value. This resulted in the Company paying a substantial premium for Alpine resulting in the recognition of goodwill.

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

The following table presents the Company’s purchased intangible assets as of August 20, 2012, the acquisition date (in thousands):

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

The following table presents the unaudited pro forma combined revenues and net earnings as if Alpine had been included in the consolidated results of the Company for the entire three month period ended March 31, 2012. The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on January 1, 2012 (in thousands):

Three Months Ended March 31, 2012
Revenues	$306,174

Income from continuing operations, net of taxes	$10,537

Income from continuing operations per common share:

Basic	$0.24

Diluted	$0.24

These amounts have been calculated to reflect the additional depreciation, amortization and interest expense that would have been incurred assuming the fair value adjustments and borrowings occurred on January 1, 2012, together with the consequential tax effects. In addition, these amounts exclude costs incurred which are directly attributable to the acquisition, and which do not have a continuing impact on the combined companies’ operating results. Included in these costs are severance, advisory and legal costs, net of the tax effects.

Merger and integration costs associated with Alpine, comprised of severance costs and transaction and integration costs, and included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2013, were as follows (none in the comparable period in 2012) (in thousands):

Three Months Ended March 31, 2013
Severance costs:
Americas	$207
Corporate	159

366
Transaction and integration costs:
Corporate	320

320

Total merger and integration costs	$686

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

On March 30, 2012, the Company entered into a stock purchase agreement with a former member of Sykes Spain’s management, and pursuant thereto, on March 30, 2012, the Company sold all of the shares of capital stock of Sykes Spain to the purchaser for a nominal price. Pursuant to the stock purchase agreement, immediately prior to closing, the Company made a cash capital contribution of $8.6 million to Sykes Spain to cover a portion of Sykes Spain’s liabilities and to fund the $4.1 million of cash transferred and sold pursuant to the asset purchase agreement with Iberphone, S.A.U. discussed above. As this was a stock transaction, the Company anticipates no future obligation with regard to Sykes Spain and there are no material post-closing obligations.

The Company reflected the operating results related to the Spanish operations as discontinued operations in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2012. Cash flows from discontinued operations are included in the accompanying Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012. This business was historically reported by the Company as part of the EMEA segment.

The results of the Spanish operations included in discontinued operations were as follows (none in 2013) (in thousands):

Three Months Ended March 31, 2012
Revenues	$10,102

(Loss) from discontinued operations before income taxes	$(820)
Income taxes (1)	-

(Loss) from discontinued operations, net of taxes	$(820)

(Loss) on sale of discontinued operations before income taxes	$(10,707)
Income taxes (1)	-

(Loss) on sale of discontinued operations, net of taxes	$(10,707)

(1)	There were no income taxes as any tax benefit from the losses would be offset by a valuation allowance.

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

The major costs estimated to be incurred as a result of these actions are program transfer costs, facility-related costs (primarily consisting of those costs associated with the real estate leases), and impairments of long-lived assets (primarily leasehold improvements and equipment) estimated at $1.9 million as of March 31, 2013 ($1.9 million at December 31, 2012). The Company recorded $0.5 million of the costs associated with these actions as non-cash impairment charges, while approximately $1.4 million represents cash expenditures for program transfer and facility-related costs, including obligations under the leases, the last of which ends in February 2017. The Company has paid $0.7 million in cash through March 31, 2013 under the Fourth Quarter 2011 Exit Plan in the Americas.

The following table summarizes the accrued liability associated with the Americas Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges for the three months ended March 31, 2013 (none in the comparable period in 2012) (in thousands):

	Beginning Accrual at January 1, 2013	Charges (Reversals) for the Three Months Ended March 31, 2013	Cash Payments	Other Non-Cash Changes	Ending Accrual at March 31, 2013
Lease obligations and facility exit costs	$682	$-	$(35)	$-	$647

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

The major costs estimated to be incurred as a result of these actions are facility-related costs (primarily consisting of those costs associated with the real estate leases), impairments of long-lived assets (primarily leasehold improvements and equipment) and anticipated severance-related costs estimated at $6.7 million as of March 31, 2013 ($6.7 million as of December 31, 2012). The Company recorded $0.5 million of the costs associated with these actions as non-cash impairment charges, while approximately $6.2 million represents cash expenditures for severance and related costs and facility-related costs, primarily rent obligations to be paid through the remainder of the noncancelable term of the leases, the last of which ended in March 2013. The Company has paid $5.9 million in cash through March 31, 2013 under the Fourth Quarter 2011 Exit Plan in EMEA.

The Company charged $0.7 million to “Direct salaries and related costs” for severance and related costs and $0.3 million to “General and administrative” costs for lease obligations and facility exit costs, severance and related costs and legal-related costs in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2012.

The following tables summarize the accrued liability associated with EMEA’s Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges for the three months ended March 31, 2013 and 2012 (in thousands):

	Beginning Accrual at January 1, 2013	Charges (Reversals) for the Three Months Ended March 31, 2013 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at March 31, 2013
Lease obligations and facility exit costs	$-	$-	$-	$-	$-
Severance and related costs	187	6	(7)	(4)	182
Legal-related costs	10	1	(7)	1	5

	$197	$7	$(14)	$(3)	$187

	Beginning Accrual at January 1, 2012	Charges (Reversals) for the Three Months Ended March 31, 2012 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at March 31, 2012
Lease obligations and facility exit costs	$577	$-	$-	$18	$595
Severance and related costs	4,470	948	(367)	168	5,219
Legal-related costs	13	51	(51)	1	14

	$5,060	$999	$(418)	$187	$5,828

(1)	During the three months ended March 31, 2013 and 2012, the Company recorded additional severance and related costs and legal-related costs.

(2)	Effect of foreign currency translation.

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

The major costs incurred as a result of these actions were facility-related costs (primarily consisting of those costs associated with the real estate leases), impairments of long-lived assets (primarily leasehold improvements and equipment) and severance-related costs totaling $2.2 million as of March 31, 2013 ($2.2 million as of December 31, 2012). The Company recorded $0.2 million of the costs associated with the Fourth Quarter 2010 Exit Plan as non-cash impairment charges. Approximately $1.8 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ends in March 2014, and $0.2 million represents cash expenditures for severance-related costs. The Company has paid $1.4 million in cash through March 31, 2013 under the Fourth Quarter 2010 Exit Plan.

The following tables summarize the accrued liability associated with the Fourth Quarter 2010 Exit Plan’s exit or disposal activities and related charges during the three months ended March 31, 2013 and 2012 (in thousands):

	Beginning Accrual at January 1, 2013	Charges (Reversals) for the Three Months Ended March 31, 2013	Cash Payments	Other Non-Cash Changes (1)	Ending Accrual at March 31, 2013
Lease obligations and facility exit costs	$537	$-	$(75)	$(13)	$449

	Beginning Accrual at January 1, 2012	Charges (Reversals) for the Three Months Ended March 31, 2012	Cash Payments	Other Non-Cash Changes (1)	Ending Accrual at March 31, 2012
Lease obligations and facility exit costs	$835	$-	$(96)	$25	$764

(1)	Effect of foreign currency translation.

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

The major costs incurred as a result of these actions were impairments of long-lived assets (primarily leasehold improvements) and facility-related costs (primarily consisting of those costs associated with the real estate leases) estimated at $10.5 million as of March 31, 2013 ($10.5 million as of December 31, 2012), all of which are in the Americas segment. The Company recorded $3.8 million of the costs associated with the Third Quarter 2010 Exit Plan as non-cash impairment charges. The remaining $6.7 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ends in February 2017. The Company has paid $4.4 million in cash through March 31, 2013 under the Third Quarter 2010 Exit Plan.

The following tables summarize the accrued liability associated with the Third Quarter 2010 Exit Plan’s exit or disposal activities and related charges for the three months ended March 31, 2013 and 2012 (in thousands):

	Beginning Accrual at January 1, 2013	Charges (Reversals) for the Three Months Ended March 31, 2013	Cash Payments	Other Non-Cash Changes (1)	Ending Accrual at March 31, 2013
Lease obligations and facility exit costs	$2,551	$-	$(224)	$1	$2,328

	Beginning Accrual at January 1, 2012	Charges (Reversals) for the Three Months Ended March 31, 2012	Cash Payments	Other Non-Cash Changes (1)	Ending Accrual at March 31, 2012
Lease obligations and facility exit costs	$3,427	$-	$(477)	$-	$2,950

(1)	Effect of foreign currency translation.

Restructuring Liability Classification

The following table summarizes the Company’s short-term and long-term accrued liabilities associated with its exit and disposal activities, by plan, as of March 31, 2013 and December 31, 2012 (in thousands):

	Americas Fourth Quarter 2011 Exit Plan	EMEA Fourth Quarter 2011 Exit Plan	Fourth Quarter 2010 Exit Plan	Third Quarter 2010 Exit Plan	Total
March 31, 2013
Short-term accrued restructuring liability (1)	$144	$187	$449	$535	$1,315
Long-term accrued restructuring liability (2)	503	-	-	1,793	2,296

Ending accrual at March 31, 2013	$647	$187	$449	$2,328	$3,611

December 31, 2012
Short-term accrued restructuring liability (1)	$138	$197	$448	$618	$1,401
Long-term accrued restructuring liability (2)	544	-	91	1,933	2,568

Ending accrual at December 31, 2012	$682	$197	$539	$2,551	$3,969

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

Note 5. Fair Value

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following (in thousands):

		Fair Value Measurements at March 31, 2013 Using:
		Balance at March 31, 2013	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
			Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents”	(1)	$7,410	$7,410	$-	$-
Money market funds and open-end mutual funds in “Deferred charges and other assets”	(1)	11	11	-	-
Foreign currency forward and option contracts	(2)	2,840	-	2,840	-
Foreign currency forward contracts	(3)	433	-	433	-
Equity investments held in a rabbi trust for the Deferred Compensation Plan	(4)	3,799	3,799	-	-
Debt investments held in a rabbi trust for the Deferred Compensation Plan	(4)	1,238	1,238	-	-
Guaranteed investment certificates	(5)	80	-	80	-

		$15,811	$12,458	$3,353	$-

Liabilities:
Foreign currency forward and option contracts	(6)	$1,102	$-	$1,102	$-

		$1,102	$-	$1,102	$-

(1)	In the accompanying Condensed Consolidated Balance Sheet.
(2)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 7.
(3)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 7.
(4)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 8.
(5)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.
(6)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet. See Note 7.

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following (in thousands):

		Fair Value Measurements at December 31, 2012 Using:
		Balance at December 31, 2012	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
			Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents”	(1)	$7,598	$7,598	$-	$-
Money market funds and open-end mutual funds in “Deferred charges and other assets”	(1)	11	11	-	-
Foreign currency forward and option contracts	(2)	2,008	-	2,008	-
Equity investments held in a rabbi trust for the Deferred Compensation Plan	(3)	3,212	3,212	-	-
Debt investments held in a rabbi trust for the Deferred Compensation Plan	(3)	2,049	2,049	-	-
Guaranteed investment certificates	(4)	80	-	80	-

		$14,958	$12,870	$2,088	$-

Liabilities:
Foreign currency forward and option contracts	(5)	$974	$-	$974	$-

		$974	$-	$974	$-

(1)	In the accompanying Condensed Consolidated Balance Sheet.
(2)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 7.
(3)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 8.
(4)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.
(5)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet. See Note 7.

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs as described in Note 1, Overview and Summary of Significant Accounting Policies, like those associated with acquired businesses, including goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired. The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at December 31, 2012 (none at March 31, 2013).

The following table summarizes the total impairment losses related to nonrecurring fair value measurements of certain assets (no liabilities) subject to the requirements of ASC 820 (in thousands):

	Total Impairment (Loss)
	Three Months Ended March 31,
	2013	2012
Americas:
Property and equipment, net (1)	$-	$(149)

(1)	See Note 1 for additional information regarding the fair value measurement.

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

Note 6. Intangible Assets

The following table presents the Company’s purchased intangible assets as of March 31, 2013 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$104,005	$(26,669)	$77,336	8
Trade name	11,600	(1,810)	9,790	8
Non-compete agreements	1,226	(763)	463	2
Proprietary software	850	(823)	27	2
Favorable lease agreement	450	(138)	312	2

	$118,131	$(30,203)	$87,928	8

The following table presents the Company’s purchased intangible assets as of December 31, 2012 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$104,483	$(23,552)	$80,931	8
Trade name	11,600	(1,451)	10,149	8
Non-compete agreements	1,229	(681)	548	2
Proprietary software	850	(810)	40	2
Favorable lease agreement	450	(81)	369	2

	$118,612	$(26,575)	$92,037	8

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to March 31, 2013, is as follows (in thousands):

Years Ending December 31,	Amount
2013 (remaining nine months)	$11,156
2014	14,651
2015	14,292
2016	14,292
2017	14,292
2018	7,682
2019 and thereafter	11,563

Note 7. Financial Derivatives

Cash Flow Hedges – The Company had derivative assets and liabilities relating to outstanding forward contracts and options, designated as cash flow hedges, as defined under ASC 815, consisting of Philippine Peso and Costa Rican Colon, Hungarian Forint and Romanian Leu contracts. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.

The deferred gains (losses) and related taxes on the Company’s derivative instruments recorded in “Accumulated other comprehensive income (loss)” in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	March 31, 2013	December 31, 2012
Deferred gains (losses) in AOCI	$1,459	$(512)
Tax on deferred gains (losses) in AOCI	(10)	(58)

Deferred gains (losses) in AOCI, net of taxes	$1,449	$(570)

Deferred gains (losses) expected to be reclassified to “Revenues” from AOCI during the next twelve months	$1,459

Deferred gains (losses) and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the forward contracts and options.

Net Investment Hedge – During 2013, the Company entered into foreign exchange forward contracts to hedge its net investment in a foreign operation, as defined under ASC 815. The Company did not hedge net investments in foreign operations during 2012. The purpose of these derivative instruments is to protect the Company’s interests against the risk that the net assets of certain foreign subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to the Company’s foreign currency-based investments in these subsidiaries.

Other Hedges – The Company also periodically enters into foreign currency hedge contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivative instruments is to protect the Company’s interests against adverse foreign currency moves pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than the Company’s subsidiaries’ functional currencies. These contracts generally do not exceed 180 days in duration.

The Company had the following outstanding foreign currency forward contracts and options (in thousands):

	As of March 31, 2013		As of December 31, 2012
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges:
Options:
Philippine Pesos	$77,000	December 2013	$71,000	September 2013

Forwards:
Philippine Pesos	5,000	August 2013	5,000	August 2013
Costa Rican Colones	44,250	December 2013	60,750	December 2013
Hungarian Forints	3,647	January 2014	4,744	January 2014
Romanian Leis	5,570	January 2014	6,895	January 2014

Net investment hedges:
Forwards:
Euros	32,657	September 2014	-	-

Non-designated hedges:
Forwards	39,770	July 2013	41,799	June 2013

See Note 1, Overview and Summary of Significant Accounting Policies, for additional information on the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

As of March 31, 2013, the maximum amount of loss due to credit risk that the Company would incur if parties to the financial instruments that make up the concentration failed to perform according to the terms of the contracts was $3.3 million, based on the gross fair value of the financial instruments.

Master netting agreements exist with each respective counterparty used to transact foreign exchange derivatives. These agreements allow the Company to net settle transactions of the same currency in a single transaction. In the event of default by the Company or one of its counterparties, these agreements include a set-off clause that provides the non-defaulting party the right to net settle all derivative transactions, regardless of the currency and settlement date. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis in the accompanying Condensed Consolidated Balance Sheets. Additionally, the Company is not required to pledge nor is it entitled to receive cash collateral related to these derivative transactions.

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Derivative Assets
	March 31, 2013	December 31, 2012
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (1)	$2,622	$1,080
Foreign currency forward and option contracts (2)	-	14

	2,622	1,094
Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts (2)	433	-
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts(1)	218	914

Total derivative assets	$3,273	$2,008

	Derivative Liabilities
	March 31, 2013	December 31, 2012
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (3)	$209	$904
Foreign currency forward and option contracts (4)	-	8

	209	912
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (3)	893	62

Total derivative liabilities	$1,102	$974

(1)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets.
(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
(4)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The following tables present the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the three months ended March 31, 2013 and 2012 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From Accumulated AOCI Into “Revenues” (Effective Portion)		Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion)
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013	2012
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$2,717	$2,674	$731	$240	$12	$14

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	433	-	-	-	-	-

Foreign currency forward and option contracts	$3,150	$2,674	$731	$240	$12	$14

	Gain (Loss) Recognized in “Other income and (expense)” on Derivatives
	March 31,
	2013	2012
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	$(525)	$(472)

Note 8. Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	March 31, 2013		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$4,197	$5,037	$4,812	$5,261

The mutual funds held in the rabbi trusts were 75% equity-based and 25% debt-based as of March 31, 2013. Net investment income (losses), included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations consists of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Gross realized gains from sale of trading securities	$96	$81
Gross realized (losses) from sale of trading securities	(3)	(1)
Dividend and interest income	10	7
Net unrealized holding gains (losses)	195	359

Net investment income (losses)	$298	$446

Note 9. Deferred Revenue

The components of deferred revenue consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Future service	$24,616	$25,074
Estimated potential penalties and holdbacks	9,284	9,209

	$33,900	$34,283

Note 10. Deferred Grants

The components of deferred grants consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Property grants	$7,035	$7,270
Employment grants	423	337

Total long-term deferred grants (1)	$7,458	$7,607

(1)	Included in “Deferred grants” in the accompanying Condensed Consolidated Balance Sheets.

Amortization of the Company’s property grants included as a reduction to “General and administrative” costs and amortization of the Company’s employment grants included as a reduction to “Direct salaries and related costs” in the accompanying Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Amortization of property grants	$235	$235
Amortization of employment grants	18	18

	$253	$253

Note 11. Borrowings

On May 3, 2012, the Company entered into a $245 million revolving credit facility (the “2012 Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (“KeyBank”). The 2012 Credit Agreement replaces the Company’s previous $75 million revolving credit facility (the “2010 Credit Agreement”) dated February 2, 2010, as amended, which agreement was terminated simultaneous with entering into the 2012 Credit Agreement. The 2012 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. The Company borrowed $108.0 million under the 2012 Credit Agreement’s revolving credit facility on August 20, 2012 in connection with the acquisition of Alpine on such date. See Note 2, Acquisition of Alpine Access, Inc., for further information.

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

Borrowings consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Revolving credit facility	$111,000	$91,000
Less: Current portion	-	-

Total long-term debt	$111,000	$91,000

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

The 2012 Credit Agreement had $111.0 million of outstanding borrowings as of March 31, 2013, with an average daily utilization of $91.2 million for the three months ended March 31, 2013 (none in the comparable period in 2012). During the three months ended March 31, 2013, the related interest expense, excluding amortization of deferred loan fees, under our credit agreements was $0.3 million, which represented a weighted average interest rate of 1.4% for the three months ended March 31, 2013 (none in the comparable period in 2012).

Note 12. Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220 “Comprehensive Income” (“ASC 220”). ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedge	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Gain (Loss) on Post Retirement Obligation	Total
Balance at January 1, 2012	$5,995	$(2,565)	$985	$(438)	$459	$4,436
Pre-tax amount	9,516	-	499	4,417	92	14,524
Tax (provision) benefit	-	-	(90)	(306)	-	(396)
Reclassification to net income	570	-	(48)	(4,174)	(56)	(3,708)
Foreign currency translation	2	-	67	(69)	-	-

Balance at December 31, 2012	16,083	(2,565)	1,413	(570)	495	14,856
Pre-tax amount	(5,736)	433	-	2,729	(27)	(2,601)
Tax (provision) benefit	-	(151)	(5)	43	-	(113)
Reclassification to net income	-	-	(10)	(738)	(16)	(764)
Foreign currency translation	8	-	7	(15)	-	-

Balance at March 31, 2013	$10,355	$(2,283)	$1,405	$1,449	$452	$11,378

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31, 2013	Income Statement Location
Unrealized Actuarial Gain (Loss) Related to Pension Liability: (1)
Pre-tax amount	$15	Direct salaries and related costs
Pre-tax amount	-	General and administrative
Tax (provision) benefit	(5)	Income taxes

Reclassification to net income	10

Unrealized Gain (Loss) on Cash Flow Hedging Instruments: (2)
Pre-tax amount	743	Revenues
Tax (provision) benefit	(5)	Income taxes

Reclassification to net income	738

Unrealized Gain (Loss) on Post Retirement Obligation: (1)
Pre-tax amount	16	General and administrative
Tax (provision) benefit	-	Income taxes

Reclassification to net income	16

Total reclassification to net income	$764

(1)	See Note 16, Defined Benefit Pension Plan and Postretirement Benefits, for further information.
(2)	See Note 7, Financial Derivatives, for further information.

Except as discussed in Note 13, Income Taxes, earnings associated with the Company’s investments in its subsidiaries are considered to be indefinitely invested and no provision for income taxes on those earnings or translation adjustments have been provided.

Note 13. Income Taxes

The Company’s effective tax rate was 32.9% and 23.8% for the three months ended March 31, 2013 and 2012, respectively. The increase in the effective tax rate is primarily due to retroactive tax impact of The American Taxpayer Relief Act of 2012 that was signed into law on January 2, 2013. The difference between the Company’s effective tax rate of 32.9% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the aforementioned legislation and the recognition of tax benefits resulting from income earned in certain tax holiday jurisdictions, foreign tax rate differentials, changes in unrecognized tax positions and tax credits, offset by the tax impact of permanent differences, adjustments of valuation allowances and foreign withholding taxes.

The liability for unrecognized tax benefits is recorded as “Long-term income tax liabilities” in the accompanying Condensed Consolidated Balance Sheets. The Company has accrued $16.4 million at March 31, 2013, and $16.9 million at December 31, 2012, excluding penalties and interest. The $0.5 million decrease results primarily from fluctuations in foreign exchange rates.

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

In 2013, the Company executed offshore cash movements to take advantage of The American Taxpayer Relief Act of 2012 (the “Act”) passed on January 2, 2013, with retroactive application to January 1, 2012. This Act, which extended the tax provisions of the Internal Revenue Code Section 954(c)(6) through the end of 2013, permits continued tax deferral on such movements that would otherwise be taxable immediately in the U.S. While these cash movements are not taxable in the U.S., related foreign withholding taxes of $2.6 million were included in the provision for income taxes in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2013.

In addition, the U.S. Department of the Treasury released the “General Explanations of the Administration’s Fiscal Year 2014 Revenue Proposals” in April 2013. These proposals represent a significant shift in international tax policy, which may materially impact U.S. taxation of international earnings. The Company continues to monitor these proposals and is currently evaluating the potential impact on its financial condition, results of operations and cash flows.

The Company is currently under audit in several tax jurisdictions. In April 2012, the Company received an assessment for the Canadian 2003-2006 audit for which the Company filed a Notice of Objection in July 2012. This process will allow the Company to submit the case to the U.S. and Canada Competent Authority for ultimate resolution. As required by the Notice of Objection process, the Company paid mandatory security deposits in the amount of $14.6 million to the Canadian tax authorities in 2012. In January 2013, the Company received a partial assessment for the Canadian 2007 audit and paid the Canadian Revenue Agency an additional security deposit of $0.3 million for the 2007 tax year. These deposits are included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012. Although the outcome of examinations by taxing authorities is always uncertain, the Company believes it is adequately reserved for these audits and that resolutions of them are not expected to have a material impact on its financial condition and results of operations.

The significant tax jurisdictions currently under audit are as follows:

Tax Jurisdiction	Tax Year Ended
Canada	2003 to 2009
Philippines	2007 to 2009
United States	2010 to 2012

Note 14. Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock options, stock appreciation rights, restricted stock, restricted stock units and shares held in a rabbi trust using the treasury stock method.

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Basic:
Weighted average common shares outstanding	43,036	43,309
Diluted:
Dilutive effect of stock options, stock appreciation rights, restricted stock, restricted stock units and shares held in a rabbi trust	16	100

Total weighted average diluted shares outstanding	43,052	43,409

Anti-dilutive shares excluded from the diluted earnings per share calculation	18	1

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

The shares repurchased under the Company’s share repurchase programs were as follows (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Range of Prices Paid Per Share		Total Cost of Shares Repurchased
		Low	High
Three Months Ended:
March 31, 2013	-	$-	$-	$-
March 31, 2012	423	$13.85	$15.00	$6,200

Note 15. Commitments and Loss Contingency

Commitments

During the three months ended March 31, 2013, the Company entered into several leases in the ordinary course of business. The following is a schedule of future minimum rental payments required under operating leases that have noncancelable lease terms as of March 31, 2013 (in thousands):

Amount
2013 (remaining nine months)	$1,102
2014	1,850
2015	1,903
2016	795
2017	585
2018	346
2019 and thereafter	59

Total minimum payments required	$6,640

During the three months ended March 31, 2013, the Company entered into agreements with third-party vendors in the ordinary course of business whereby the Company committed to purchase goods and services used in its normal operations. These agreements, which are not cancelable, generally range from one to five year periods and contain fixed or minimum annual commitments. Certain of these agreements allow for renegotiation of the minimum annual commitments based on certain conditions. The following is a schedule of the future minimum purchases remaining under the agreements as of March 31, 2013 (in thousands):

Amount
2013 (remaining nine months)	$2,192
2014	2,953
2015	2,040
2016	436
2017	-
2018	-
2019 and thereafter	-

Total minimum payments required	$7,621

Except as outlined above, there have not been any material changes to the outstanding contractual obligations from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2012.

Loss Contingency

The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that the Company has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s financial position or results of operations.

Note 16. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The following table provides information about the net periodic benefit cost for the Company’s pension plans (in thousands):

	Three Months Ended March 31,
	2013	2012
Service cost	$88	$93
Interest cost	29	30
Recognized actuarial (gains)	(15)	(12)

Net periodic benefit cost	$102	$111

Employee Retirement Savings Plans

The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matches 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company’s contributions included in the accompanying Condensed Consolidated Statement of Operations were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
401(k) plan contributions	$233	$409

In connection with the acquisition of Alpine in August 2012, the Company assumed Alpine’s employee benefit plan (Section 401(k)). Under this employee benefit plan, the Company makes a matching contribution on an annual basis in the amount of 100% of the employee contribution for the first 3% of included compensation plus 50% of the employee contribution for the next 2% of included compensation. Employees are 100% vested in contributions, earnings and matching funds at all times. No contributions were made during the three months ended March 31, 2013 and 2012.

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

	March 31, 2013	December 31, 2012
Postretirement benefit obligation	$72	$72
Unrealized gains (losses) in AOCI (1)	$452	$495

(1)	Unrealized gains (losses) are due to changes in discount rates related to the postretirement obligation.

Note 17. Stock-Based Compensation

The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. The following table summarizes the stock-based compensation expense (primarily in the Americas), income tax benefits related to the stock-based compensation and excess tax benefits (deficiencies) (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock-based compensation (expense) (1)	$(664)	$(1,119)
Income tax benefit (2)	232	436
Excess tax benefit (deficiency) from stock-based compensation (3)	(34)	(278)

(1)	Included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.
(2)	Included in “Income taxes” in the accompanying Condensed Consolidated Statements of Operations.
(3)	Included in “Additional paid-in capital” in the accompanying Condensed Consolidated Statements of Changes in Shareholder’s Equity.

There were no capitalized stock-based compensation costs as of March 31, 2013 and December 31, 2012.

2011 Equity Incentive Plan — The Company’s Board of Directors (the “Board”) adopted the Sykes Enterprises, Incorporated 2011 Equity Incentive Plan (the “2011 Plan”) on March 23, 2011, as amended on May 11, 2011 to reduce the number of shares of common stock available to 4.0 million shares. The 2011 Plan was approved by the shareholders at the May 2011 annual shareholders meeting. The 2011 Plan replaced and superseded the Company’s 2001 Equity Incentive Plan (the “2001 Plan”), which expired on March 14, 2011. The outstanding awards granted under the 2001 Plan will remain in effect until their exercise, expiration or termination. The 2011 Plan permits the grant of restricted stock, stock appreciation rights, stock options and other stock-based awards to certain employees of the Company, and certain non-employees who provide services to the Company in order to encourage them to remain in the employment of or to faithfully provide services to the Company and to increase their interest in the Company’s success.

Stock Appreciation Rights – Stock appreciation rights (“SARs”) represent the right to receive, without payment to the Company, a certain number of shares of common stock, as determined by the Compensation and Human Resource Development Committee, equal to the amount by which the fair market value of a share of common stock at the time of exercise exceeds the grant price. The SARs are granted at the fair market value of the Company’s common stock on the date of the grant and vest one-third on each of the first three anniversaries of the date of grant, provided the participant is employed by the Company on such date. The SARs have a term of 10 years from the date of grant. The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions.

The following table summarizes the assumptions used to estimate the fair value of SARs granted:

	Three Months Ended March 31,
	2013	2012
Expected volatility	45.2%	47.1%
Weighted-average volatility	45.2%	47.1%
Expected dividend rate	0.0%	0.0%
Expected term (in years)	5.0	4.7
Risk-free rate	0.8%	0.8%

The following table summarizes SARs activity as of March 31, 2013 and for the three months then ended:

Stock Appreciation Rights	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2013	865	$-
Granted	318	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding at March 31, 2013	1,183	$-	7.8	$436

Vested or expected to vest at March 31, 2013	1,183	$-	7.8	$436

Exercisable at March 31, 2013	648	$-	6.4	$95

The following table summarizes information regarding SARs granted and exercised (in thousands, except per SAR amounts):

	Three Months Ended March 31,
	2013	2012
Number of SARs granted	318	259
Weighted average grant-date fair value per SAR	$6.08	$5.97
Intrinsic value of SARs exercised	$-	$-
Fair value of SARs vested	$1,298	$1,388

The following table summarizes nonvested SARs activity as of March 31, 2013 and for the three months then ended:

Nonvested Stock Appreciation Rights	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2013	395	$6.74
Granted	318	$6.08
Vested	(178)	$7.28
Forfeited or expired	-	$-

Nonvested at March 31, 2013	535	$6.17

As of March 31, 2013, there was $3.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested SARs granted under the 2011 Plan and 2001 Plan. This cost is expected to be recognized over a weighted average period of 1.7 years.

Restricted Shares – The Company’s Board has approved in the past, and may approve in the future, awards of performance and employment-based restricted shares (“restricted shares”) for eligible participants. In some instances, where the issuance of restricted shares has adverse tax consequences to the recipient, the Board will instead issue restricted stock units (“RSUs”). The restricted shares are shares of the Company’s common stock (or in the case of RSUs, represent an equivalent number of shares of the Company’s common stock) which are issued to the participant subject to (a) restrictions on transfer for a period of time and (b) forfeiture under certain conditions. The performance goals, including revenue growth and income from operations targets, provide a range of vesting possibilities from 0% to 100% and will be measured at the end of the performance period. If the performance conditions are met for the performance period, the shares will vest and all restrictions on the transfer of the restricted shares will lapse (or in the case of RSUs, an equivalent number of shares of the Company’s common stock will be issued to the recipient). The Company recognizes compensation cost, net of estimated forfeitures, based on the fair value (which approximates the current market price) of the restricted shares (and RSUs) on the date of grant ratably over the requisite service period based on the probability of achieving the performance goals.

Changes in the probability of achieving the performance goals from period to period will result in corresponding changes in compensation expense. The employment-based restricted shares currently outstanding vest one-third on each of the first three anniversaries of the date of grant, provided the participant is employed by the Company on such date.

The following table summarizes nonvested restricted shares/RSUs activity as of March 31, 2013 and for the three months then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2013	872	$18.25
Granted	706	$15.25
Vested	(20)	$18.11
Forfeited or expired	(191)	$23.55

Nonvested at March 31, 2013	1,367	$15.96

The following table summarizes information regarding restricted shares/RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Three Months Ended March 31,
	2013	2012
Number of restricted shares/RSUs granted	706	420
Weighted average grant-date fair value per restricted share/RSU	$15.25	$15.21
Fair value of restricted shares/RSUs vested	$366	$3,845

As of March 31, 2013, based on the probability of achieving the performance goals, there was $21.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted shares/RSUs granted under the 2011 Plan and 2001 Plan. This cost is expected to be recognized over a weighted average period of 2.1 years.

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

The following table summarizes nonvested common stock share award activity as of March 31, 2013 and for the three months then ended:

Nonvested Common Stock Share Awards	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2013	13	$17.18
Granted	-	$-
Vested	(13)	$17.18
Forfeited or expired	-	$-

Nonvested at March 31, 2013	-	$-

The following table summarizes information regarding common stock share awards granted and vested (in thousands, except per share award amounts):

	Three Months Ended March 31,
	2013	2012
Number of share awards granted	-	-
Weighted average grant-date fair value per share award	$-	$-
Fair value of share awards vested	$219	$113

As of March 31, 2013, there were no unrecognized compensation costs related to nonvested shares granted since March 2008 under the Plan.

Deferred Compensation Plan — The Board adopted the Sykes Enterprises, Incorporated non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) on December 17, 1998 and amended on March 29, 2006 and May 23, 2006. The Deferred Compensation Plan, which was not shareholder-approved, provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president, executive vice presidents and senior vice presidents and $7,500 per year for vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (See Note 8, Investments Held in Rabbi Trust.) As of March 31, 2013 and December 31, 2012, liabilities of $5.0 million and $5.3 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.

Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $1.5 million and $1.4 million at March 31, 2013 and December 31, 2012, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes nonvested common stock activity as of March 31, 2013 and for the three months then ended:

Nonvested Common Stock	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2013	8	$16.98
Granted	6	$15.96
Vested	(6)	$16.12
Forfeited or expired	-	$-

Nonvested at March 31, 2013	8	$16.86

The following table summarizes information regarding shares of common stock granted and vested (in thousands, except per common stock amounts):

	Three Months Ended March 31,
	2013	2012
Number of shares of common stock granted	6	7
Weighted average grant-date fair value per common stock	$15.96	$15.80
Fair value of common stock vested	$104	$76
Cash used to settle the obligation	$953	$161

As of March 31, 2013, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 2.4 years.

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

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Three Months Ended March 31, 2013:
Revenues (2)	$255,214	$46,030		$301,244
Percentage of revenues	84.7%	15.3%		100.0%

Depreciation, net (2)	$9,178	$991		$10,169
Amortization of intangibles (2)	$3,759	$-		$3,759

Income (loss) from continuing operations	$19,522	$1,855	$(11,500)	$9,877
Other (expense), net			(159)	(159)
Income taxes			(3,200)	(3,200)

Income from continuing operations, net of taxes				6,518
(Loss) from discontinued operations, net of taxes (3)	$-	$-		-

Net income				$6,518

Total assets as of March 31, 2013	$1,095,705	$709,892	$(885,996)	$919,601

Three Months Ended March 31, 2012:
Revenues (2)	$230,087	$48,011		$278,098
Percentage of revenues	82.7%	17.3%		100.0%

Depreciation, net (2)	$9,645	$989		$10,634
Amortization of intangibles (2)	$1,861	$-		$1,861

Income (loss) from continuing operations	$26,956	$388	$(12,654)	$14,690
Other (expense), net			(553)	(553)
Income taxes			(3,367)	(3,367)

Income from continuing operations, net of taxes				10,770
(Loss) from discontinued operations, net of taxes (3)	$(6,302)	$(5,225)		(11,527)

Net (loss)				$(757)

Total assets as of March 31, 2012	$919,288	$1,085,278	$(1,237,568)	$766,998

(1)

Other items (including corporate costs, impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the tables above for the three months ended March 31, 2013 and 2012. The accounting policies of the reportable segments are the same as those described in Note 1 to the accompanying Condensed Consolidated Financial Statements. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

(2)	Revenues and depreciation and amortization include results from continuing operations only.
(3)	Includes the (loss) from discontinued operations, net of taxes, as well as the (loss) on sale of discontinued operations, net of taxes, if any.

Note 19. Other Income (Expense)

Gains and losses resulting from foreign currency transactions are recorded in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations during the period in which they occur. Other income (expense) consists of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Foreign currency transaction gains (losses)	$234	$(638)
Gains (losses) on foreign currency derivative instruments not designated as hedges	(525)	(472)
Other miscellaneous income (expense)	416	509

	$125	$(601)

Note 20. Related Party Transactions

In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and Chief Executive Officer and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20 year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.1 million to the landlord during both the three months ended March 31, 2013 and 2012 under the terms of the lease.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

400 North Ashley Drive

Tampa, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of March 31, 2013, and the related condensed consolidated statements of operations and comprehensive income for the three-month periods ended March 31, 2013 and 2012, of changes in shareholders’ equity for the three-month periods ended March 31, 2013 and 2012 and nine-month period ended December 31, 2012, and of cash flows for the three-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2012, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

May 10, 2013

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and the consolidated financial statements and notes in the Sykes Enterprises, Incorporated (“SYKES,” “our,” “we” or “us”) Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”).

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

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the impact of economic recessions in the U.S. and other parts of the world, (ii) fluctuations in global business conditions and the global economy, (iii) currency fluctuations, (iv) the timing of significant orders for our products and services, (v) variations in the terms and the elements of services offered under our standardized contract including those for future bundled service offerings, (vi) changes in applicable accounting principles or interpretations of such principles, (vii) difficulties or delays in implementing our bundled service offerings, (viii) failure to achieve sales, marketing and other objectives, (ix) construction delays of new or expansion of existing customer contact management centers, (x) delays in our ability to develop new products and services and market acceptance of new products and services, (xi) rapid technological change, (xii) loss or addition of significant clients, (xiii) political and country-specific risks inherent in conducting business abroad, (xiv) our ability to attract and retain key management personnel, (xv) our ability to continue the growth of our support service revenues through additional technical and customer contact management centers, (xvi) our ability to further penetrate into vertically integrated markets, (xvii) our ability to expand our global presence through strategic alliances and selective acquisitions, (xviii) our ability to continue to establish a competitive advantage through sophisticated technological capabilities, (xix) the ultimate outcome of any lawsuits, (xx) our ability to recognize deferred revenue through delivery of products or satisfactory performance of services, (xxi) our dependence on trend toward outsourcing, (xxii) risk of interruption of technical and customer contact management center operations due to such factors as fire, earthquakes, inclement weather and other disasters, power failures, telecommunication failures, unauthorized intrusions, computer viruses and other emergencies, (xxiii) the existence of substantial competition, (xxiv) the early termination of contracts by clients, (xxv) the ability to obtain and maintain grants and other incentives (tax or otherwise), (xxvi) the potential of cost savings/synergies associated with the ICT and Alpine acquisitions not being realized, or not being realized within the anticipated time period, (xxvii) risks related to the integration of the businesses of SYKES, ICT and Alpine and (xxviii) other risk factors which are identified in our most recent Annual Report on Form 10-K, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Executive Summary

We provide comprehensive customer contact management solutions and services to a wide range of clients including Fortune 1000 companies, medium-sized businesses, and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure and healthcare industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which include customer assistance, healthcare and roadside assistance, technical support and product sales to our clients’ customers. These services, which represented 98% of consolidated revenues during the three months ended March 31, 2013, are delivered through multiple communication channels encompassing phone, e-mail, Internet, text messaging and chat. We also provide various enterprise support services in the United States

(“U.S.”) that include services for our client’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including multilingual sales order processing via the Internet and phone, payment processing, inventory control, product delivery, and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers throughout the United States, Canada, Europe, Latin America, Asia, India and Africa.

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

Discontinued Operations

In March 2012, we sold our operations in Spain (the “Spanish operations”) pursuant to an asset purchase agreement dated March 29, 2012 and a stock purchase agreement dated March 30, 2012. We have reflected the operating results related to the operations in Spain as discontinued operations in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2012. This business was historically reported as part of the EMEA segment.

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

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended March 31,
	2013	2012

Revenues	$301,244	$278,098

Percentage of revenues	100.0%	100.0%

Direct salaries and related costs	$203,706	$178,500

Percentage of revenues	67.6%	64.2%

General and administrative	$73,733	$72,264

Percentage of revenues	24.5%	26.0%

Depreciation, net	$10,169	$10,634

Percentage of revenues	3.4%	3.8%

Amortization of intangibles	$3,759	$1,861

Percentage of revenues	1.2%	0.7%

Impairment of long-lived assets	-	$149

Percentage of revenues	0.0%	0.1%

Income from continuing operations	$9,877	$14,690

Percentage of revenues	3.3%	5.2%

The following table summarizes our revenues for the periods indicated, by reporting segment (in thousands):

	Three Months Ended March 31,
	2013		2012
Americas	255,214	84.7%	$230,087	82.7%
EMEA	46,030	15.3%	48,011	17.3%

Consolidated	301,244	100.0%	$278,098	100.0%

The following table summarizes certain amounts and percentages of revenues for the periods indicated, by reporting segment (in thousands):

	Three Months Ended March 31,
	2013		2012
Direct salaries and related costs:
Americas	$171,071	67.0%	$143,601	62.4%
EMEA	32,635	70.9%	34,899	72.7%

Consolidated	$203,706	67.6%	$178,500	64.2%

General and administrative:
Americas	$51,684	20.3%	$47,875	20.8%
EMEA	10,549	22.9%	11,735	24.4%
Corporate	11,500	-	12,654	-

Consolidated	$73,733	24.5%	$72,264	26.0%

Depreciation, net:
Americas	$9,178	3.6%	$9,645	4.2%
EMEA	991	2.2%	989	2.1%

Consolidated	$10,169	3.4%	$10,634	3.8%

Amortization of intangibles:
Americas	$3,759	1.5%	$1,861	0.7%
EMEA	-	0.0%	-	0.0%

Consolidated	$3,759	1.2%	$1,861	0.7%

Impairment of long-lived assets:
Americas	$-	0.0%	$149	0.1%
EMEA	-	0.0%	-	0.0%

Consolidated	$-	0.0%	$149	0.1%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues

For the three months ended March 31, 2013, we recognized consolidated revenues of $301.2 million, an increase of $23.1 million or 8.3%, from $278.1 million of consolidated revenues for the comparable period in 2012.

On a geographic segment basis, revenues from the Americas region, including the United States, Canada, Latin America, Australia and the Asia Pacific Rim, represented 84.7%, or $255.2 million, for the three months ended March 31, 2013, compared to 82.7%, or $230.1 million, for the comparable period in 2012. Revenues from the EMEA region, including Europe, the Middle East and Africa represented 15.3%, or $46.0 million, for the three months ended March 31, 2013, compared to 17.3%, or $48.0 million, for the comparable period in 2012.

Americas’ revenues increased $25.1 million, including the positive foreign currency impact of $0.4 million, for the three months ended March 31, 2013 from the comparable period in 2012. The remaining increase of $24.7 million was primarily due to Alpine acquisition revenues of $26.8 million and new contract sales of $6.0 million, partially offset by end-of-life client programs of $7.1 million and lower volumes from existing contracts of $1.0 million. Revenues from our offshore operations represented 42.5% of Americas’ revenues, compared to 48.8% for the comparable period in 2012. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our continual focus to re-price or replace certain sub-profitable target client programs.

EMEA’s revenues decreased $2.0 million, including the positive foreign currency impact of $0.2 million, for the three months ended March 31, 2013 from the comparable period in 2012. The remaining decrease of $2.2 million was primarily due to end-of-life client programs of $2.3 million and lower volumes from existing contracts of $0.3 million, partially offset by new contract sales of $0.4 million.

On a consolidated basis, we had 40,400 brick-and-mortar seats as of March 31, 2013, a decrease of 600 seats from the comparable period in 2012. The capacity utilization rate on a combined basis was 73% compared to 71% in the comparable period in 2012. This increase was primarily due to program ramp-ups coupled with seat rationalizations associated with the strategic actions in connection with the Fourth Quarter 2011 Exit Plan (see Note 4, Costs Associated with Exit or Disposal Activities, of “Notes to Condensed Consolidated Financial Statements”).

On a geographic segment basis, 35,100 seats were located in the Americas, a decrease of 100 seats from the comparable period in 2012, and 5,300 seats were located in EMEA, a decrease of 500 seats from the comparable period in 2012. The consolidated offshore seat count as of March 31, 2013 was 22,900, or 57%, of our total seats, an increase of 800 seats, or 4%, from the comparable period in 2012. Capacity utilization rates as of March 31, 2013 were 72% for the Americas and 82% for EMEA, compared to 71% and 72%, respectively, in the comparable period in 2012, primarily due to seat rationalizations associated with the strategic actions in connection with the Fourth Quarter 2011 Exit Plan. We strive to attain an 85% capacity utilization metric at each of our locations.

The Company plans to add approximately 6,000 seats on a gross basis in 2013. Approximately 75% of the seat count is expected to be added in the first half of 2013, with the remainder in the second half. Total seat count on a net basis for the full year, however, is expected to increase by approximately 1,000 seats.

Direct Salaries and Related Costs

Direct salaries and related costs increased $25.2 million, or 14.1%, to $203.7 million for the three months ended March 31, 2013 from $178.5 million in the comparable period in 2012.

On a reporting segment basis, direct salaries and related costs from the Americas segment increased $27.5 million, including the negative foreign currency impact of $1.7 million, for the three months ended March 31, 2013 from the comparable period in 2012. Direct salaries and related costs from the EMEA segment decreased $2.3 million, including the negative foreign currency impact of $0.2 million, for the three months ended March 31, 2013 from the comparable period in 2012.

In the Americas segment, as a percentage of revenues, direct salaries and related costs increased to 67.0% for the three months ended March 31, 2013 from 62.4% in the comparable period in 2012. This increase of 4.6%, as a percentage of revenues, was primarily attributable to higher compensation costs of 3.6% principally driven by lower demand without a commensurate reduction in labor costs, higher auto tow claim costs of 0.6% due to an increase in the average length of the tows without a commensurate increase in fees at our Canadian roadside assistance operations, higher communication costs of 0.3% and higher other costs of 0.1%.

In the EMEA segment, as a percentage of revenues, direct salaries and related costs decreased to 70.9% for the three months ended March 31, 2013 from 72.7% in the comparable period of 2012. This decrease of 1.8%, as a percentage of revenues, was primarily attributable to lower severance costs of 1.5% due to the closure of certain sites in connection with the Fourth Quarter 2011 Exit Plan, lower billable supply costs of 1.3% and lower communication costs of 0.3%, partially offset by higher compensation costs of 0.9% principally driven by lower demand without a commensurate reduction in labor costs and higher fulfillment materials costs of 0.4%.

General and Administrative

General and administrative expenses increased $1.4 million, or 1.9%, to $73.7 million for the three months ended March 31, 2013 from $72.3 million in the comparable period in 2012.

On a reporting segment basis, general and administrative expenses from the Americas segment increased $3.8 million, including the negative foreign currency impact of $0.7 million, for the three months ended March 31, 2013 from the comparable period in 2012. General and administrative expenses from the EMEA segment decreased $1.2 million, including the negative foreign currency impact of $0.1 million, for the three months ended March 30, 2013 from the comparable period in 2012. Corporate general and administrative expenses decreased $1.2 million for the three months ended March 31, 2013 from the comparable period in 2012. This decrease of $1.2 million was primarily attributable to lower legal and professional fees of $0.7 million, lower compensation costs of $0.4 million, lower consulting costs of $0.3 million and lower other costs of $0.3 million, partially offset by higher merger and integration costs of $0.5 million related to the Alpine acquisition.

In the Americas segment, as a percentage of revenues, general and administrative expenses decreased to 20.4% for the three months ended March 31, 2013 from 21.0% in the comparable period in 2012. This decrease of 0.6%, as a percentage of revenues, was primarily attributable to lower compensation costs of 0.4%, lower equipment and maintenance costs of 0.4% and lower communication costs of 0.2%, partially offset by higher software maintenance costs of 0.4%.

In the EMEA segment, as a percentage of revenues, general and administrative expenses decreased to 22.9% for the three months ended March 31, 2013 from 24.4% in the comparable period in 2012. This decrease of 1.5%, as a percentage of revenues, was primarily attributable to lower severance-related costs of 0.5%, lower compensation costs of 0.4%, lower facility-related costs of 0.4% and lower communication costs of 0.2%, all primarily due to the closure of certain sites in connection with the Fourth Quarter 2011 Exit Plan.

Depreciation, Net

Depreciation, net was $10.1 million for the three months ended March 31, 2013, compared to $10.6 million in the comparable period in 2012.

Amortization of Intangibles

Amortization of intangibles was $3.8 million for the three months ended March 31, 2013, compared to $1.9 million in the same comparable in 2012, primarily due to the additional amortization related to the intangible assets recorded as part of the August 2012 acquisition of Alpine.

Impairment of Long-Lived Assets

We recorded a $0.1 million impairment in the Americas segment for the three months ended March 31, 2012. See Note 5, Fair Value, of the “Notes to Condensed Consolidated Financial Statements” for further information.

Interest Income

Interest income was $0.3 million for the three months ended March 31, 2013, compared to $0.4 million in the comparable period in 2012, reflecting lower average invested balances of interest bearing investments in cash and cash equivalents.

Interest (Expense)

Interest (expense) was $(0.5) million for the three months ended March 31, 2013, compared to $(0.3) million in the comparable period in 2012, reflecting higher average outstanding borrowings primarily due to the August 2012 Alpine acquisition.

Other Income (Expense)

Other income, net, was $0.1 million for the three months ended March 31, 2013, compared to other (expense), net of $(0.6) million in the comparable period in 2012. The net increase in other income, net, of $0.7 million was primarily attributable to an increase of $0.9 million in realized and unrealized foreign currency transaction gains, net of losses, partially offset by an increase of $0.1 million in foreign currency forward contract losses (which were not designated as hedging instruments) and a decrease of $0.1 million in other miscellaneous income, net. Other income (expense), net, excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in “Accumulated other comprehensive income” in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Income Taxes

Income tax expense of $3.2 million for the three months ended March 31, 2013, was based upon pre-tax book income of $9.7 million. Income tax expense of $3.4 million for the three months ended March 31, 2012, was based upon pre-tax book income of $14.1 million. The effective tax rate for the three months ended March 31, 2013 was 32.9% compared to an effective tax rate of 23.8% for the comparable period in 2012. In response to the American Taxpayer Relief Act of 2012 signed into law on January 2, 2013, with retroactive application to January 1, 2012, we executed offshore cash movements resulting in a $2.6 million foreign withholding tax. This withholding tax, which was included in income tax expense for the three months ended March 31, 2013, increased the effective tax rate compared to the three months ended March 31, 2012.

(Loss) from Discontinued Operations

We sold our Spanish operations in March 2012 and accounted for this transaction in accordance with Accounting Standards Codification (“ASC”) 205-20 “Discontinued Operation”. Accordingly, we reclassified the results of operations for the three months ended March 31, 2012 to discontinued operations. The loss from discontinued operations totaled $0.8 million for the three months ended March 31, 2012. The loss on sale of discontinued operations totaled $10.7 million for the three months ended March 30, 2012. There was no tax impact on the loss from discontinued operations or loss on sale of discontinued operations.

Net Income (Loss)

As a result of the foregoing, we reported income from continuing operations for the three months ended March 31, 2013 of $9.9 million, a decrease of $4.8 million from the comparable period in 2012. This decrease was principally attributable to a $25.2 million increase in direct salaries and related costs, a $1.4 million increase in general and administrative expenses and a $1.9 million increase in amortization of intangibles, partially offset by a $23.1 million increase in revenues, a $0.5 million decrease in depreciation and a $0.1 million decrease in impairment of long-lived assets. In addition to the $4.8 million decrease in income from continuing operations, we experienced a $10.7 million decrease in loss on sale of discontinued operations, a $0.8 million decrease in loss from discontinued operations, a $0.7 million increase in other income (expense) and a $0.2 million decrease in income taxes, partially offset by an increase in interest (expense) of $0.2 million and a decrease in interest income of $0.1 million, resulting in net income of $6.5 million for the three months ended March 31, 2013, an increase of $7.3 million compared to the comparable period in 2012.

Client Concentration

Our top ten clients accounted for approximately 45.9% of our consolidated revenues in the three months ended March 31, 2013, down from approximately 48.9% of our consolidated revenues in the three months ended March 31, 2012.

Total consolidated revenues included $35.3 million, or 11.7%, of consolidated revenues, for the three months ended March 31, 2013 from AT&T Corporation, a major provider of communication services for which we provide various customer support services over several distinct lines of AT&T businesses. This included $34.4 million and $0.9 million in revenue from the Americas and EMEA, respectively, for the three months ended March 31, 2013. Our next largest client, which was in the financial services vertical market, accounted for $17.2 million, or 5.7%, of consolidated revenues, for the three months ended March 31, 2013.

The total consolidated revenues for the comparable period as it relates to our largest client were $30.3 million, or 10.9%, of consolidated revenues, for the three months ended March 31, 2012. This included $29.5 million and $0.8 million in revenue from the Americas and EMEA, respectively, for the three months ended March 31, 2012. Our next largest client, which was in the financial services vertical market, accounted for $16.8 million, or 6.0%, of consolidated revenues, for the three months ended March 31, 2012.

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

Business Outlook

For the three months ended June 30, 2013, we anticipate the following financial results:

•	Revenues in the range of $301.0 million to $305.0 million;
•	Effective tax rate of approximately 0%;
•	Fully diluted share count of approximately 43.1 million;
•	Diluted earnings per share of approximately $0.11 to $0.15; and
•	Capital expenditures in the range of $28.0 million to $33.0 million

For the twelve months ended December 31, 2013, we anticipate the following financial results:

•	Revenues in the range of $1,225.0 million to $1,240.0 million;
•	Effective tax rate of approximately 25%;
•	Fully diluted share count of approximately 43.1 million;
•	Diluted earnings per share of approximately $0.91 to $1.00; and
•	Capital expenditures in the range of $55.0 million to $65.0 million

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

On August 18, 2011, our Board authorized us to purchase up to 5.0 million shares of our outstanding common stock (the “2011 Share Repurchase Program”). During the three months ended March 31, 2013, we did not repurchase any shares of our outstanding common stock. During the three months ended March 31, 2012, we repurchased 0.4 million common shares under the 2011 Share Repurchase Program at prices ranging from $13.85 to $15.00 per share for a total cost of $6.2 million. As of March 31, 2013, a total of 3.0 million shares have been repurchased under the 2011 Share Repurchase Program. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date. We may make discretionary stock repurchases under this program in 2013.

During the three months ended March 31, 2013, cash decreased $12.8 million from operating activities and we used $13.1 million for capital expenditures, $2.0 million to repay long-term debt and $0.1 million to repurchase stock for minimum tax withholding on equity awards. The decrease in cash was partially offset by $22.0 million in proceeds from the issuance of long-term debt, $0.1 million from proceeds from grants and $0.1 million of other, resulting in a $9.5 million decrease in available cash (including the unfavorable effects of foreign currency exchange rates on cash of $3.7 million).

Net cash flows used by operating activities for the three months ended March 31, 2013 were $12.8 million, compared to $4.1 million provided by operating activities for the comparable 2012 period. The $16.9 million decrease in net cash flows from operating activities was due to a net decrease of $14.5 million in cash flows from assets and liabilities and a $9.7 million decrease in non-cash reconciling items such as depreciation, loss on the sale of discontinued operations and deferred income taxes, partially offset by a $7.3 million increase in net income. The $14.5 million decrease in cash flows from assets and liabilities was principally a result of a $13.2 million decrease in other liabilities and a $4.9 million increase in accounts receivable, partially offset by a $2.7 million decrease in other assets, a $0.5 million increase in taxes payable and a $0.4 million increase in deferred revenue. The decrease in other liabilities is primarily due to a decrease in accrued employee compensation and benefits of $7.2 million related to the amount and timing of bonus payments and the increase in accounts receivable is due to the timing of receivables’ billings and subsequent payments of those billings in the three months ended March 31, 2013 over the comparable period in 2012.

We sold our operations in Spain (the “Spanish operations”) in March 2012. Cash flows from discontinued operations were as follows (in thousands):

Three Months Ended March 31, 2012
Cash (used for) provided by operating activities of discontinued operations	$(4,530)
Cash (used for) investing activities of discontinued operations	(8,887)

Cash (used for) operating activities of discontinued operations primarily represents the cash used by the Spanish operations during the three months ended March 31, 2012. Cash (used for) investing activities of discontinued operations during the three months ended March 31, 2012 primarily represents the cash divested upon the sale of the Spanish operations. The sale of the Spanish operations resulted in a loss of $10.7 million. We do not expect the absence of the cash flows from our discontinued operations in Spain to materially affect our future liquidity and capital resources.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $13.1 million for the three months ended March 31, 2013, compared to $6.8 million for the comparable period in 2012, an increase of $6.3 million. In 2013, we anticipate capital expenditures in the range of $55.0 million to $65.0 million, primarily for new seat additions principally in the Americas, maintenance and systems infrastructure.

On May 3, 2012, we entered into a $245 million revolving credit facility (the “2012 Credit Agreement”). The 2012 Credit Agreement replaces our previous $75 million revolving credit facility dated February 2, 2010, as amended, which agreement was terminated simultaneous with entering into the 2012 Credit Agreement. The 2012 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. At March 31, 2013, we were in compliance with all loan requirements of the 2012 Credit Agreement and had $111.0 million of outstanding borrowings under this facility, with an average daily utilization of $91.2 million for the three months ended March 31, 2013 (none in the comparable period in 2012). During the three months ended March 31, 2013, the related interest expense, excluding amortization of deferred loan fees, under our credit agreements was $0.3 million, which represented a weighted average interest rate of 1.4% for the three months ended March 31, 2013 (none in the comparable period in 2012).

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

In April 2012, we received an assessment for the Canadian 2003-2006 audit for which we filed a Notice of Objection in July 2012. This process will allow us to submit the case to the U.S. and Canada Competent Authority for ultimate resolution. As required by the Notice of Objection process, we paid mandatory security deposits in the amount of $14.6 million to the Canadian taxing authorities during 2012. In January 2013, we received a partial assessment for the Canadian 2007 audit and paid the Canadian Revenue Agency an additional security deposit of $0.3 million for the 2007 tax year. These deposits are included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012. Although the outcome of examinations by taxing authorities is always uncertain, we believe we are adequately reserved for these audits and that resolution is not expected to have a material impact on our financial condition and results of operations.

As of March 31, 2013, we had $177.8 million in cash and cash equivalents, of which approximately 97.8% or $173.9 million, was held in international operations and is deemed to be indefinitely reinvested offshore. These funds may be subject to additional taxes if repatriated to the United States, including withholding tax applied by the country of origin and an incremental U.S. income tax, net of allowable foreign tax credits. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions. We do not intend nor currently foresee a need to repatriate these funds. We expect our current domestic cash levels and cash flows from operations to be adequate to meet our domestic anticipated working capital needs, including investment activities such as capital expenditures and debt repayment for the next twelve months and the foreseeable future. Additionally, we expect our current foreign cash levels and cash flows from foreign operations to be adequate to meet our foreign anticipated working capital needs, including investment activities such as capital expenditures for the next twelve months and the foreseeable future.

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

Our cash resources could also be affected by various risks and uncertainties, including, but not limited to the risks described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements and Other

At March 31, 2013, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table summarizes the material changes to our contractual cash obligations as of March 31, 2013, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years	Other
Operating leases(1)	$6,640	$1,102	$3,753	$1,380	$405	$-
Purchase obligations(2)	7,621	2,192	4,993	436	-	-
Long-term debt (3)	20,000	-	-	20,000	-	-

	$34,261	$3,294	$8,746	$21,816	$405	$-

(1)	Amounts represent the expected cash payments under our operating leases.
(2)

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(3)	Long-term debt (See Note 11 to the accompanying Condensed Consolidated Financial Statements), which represents additional borrowings under our revolving credit facility since December 31, 2012.

Except for the contractual obligations mentioned above, there have not been any material changes to the outstanding contractual obligations from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2012.

Critical Accounting Policies and Estimates

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 1, 2013 for a discussion of our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates in 2013.

New Accounting Standards Not Yet Adopted

In March 2013, the FASB issued ASU 2013-05 “Foreign Currency Matters (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). The amendments in ASU 2013-05 indicates that a cumulative translation adjustment (“CTA”) is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. Thus, the entire amount of the CTA associated with the foreign entity would be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, a loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated), or a step acquisition for a foreign entity (i.e., when an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity). ASU 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. The amendments in ASU 2013-05 are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. We do not expect the adoption of ASU 2013-05 to materially impact our financial condition, results of operations and cash flows.

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

We employ a foreign currency risk management program that periodically utilizes derivative instruments to protect against unanticipated fluctuations in earnings and cash flows caused by volatility in foreign currency exchange (“FX”) rates. Option and forward derivative contracts are used to hedge intercompany receivables and payables, and other transactions initiated in the United States, that are denominated in a foreign currency. Additionally, we employ FX contracts to hedge net investments in foreign operations.

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

In order to hedge a portion of our anticipated cash flow requirements denominated in PHP, CRC, HUF and RON we had outstanding forward contracts and options as of March 31, 2013 with counterparties through January 2014 with notional amounts totaling $135.5 million. As of March 31, 2013, we had net total derivative assets associated with these contracts with a fair value of $2.4 million, which will settle within the next 12 months. If the USD was to weaken against the PHP and CRC and the EUR was to weaken against the HUF and RON by 10% from current period-end levels, we would incur a loss of approximately $10.0 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We entered into forward exchange contracts with notional amounts totaling $32.7 million to hedge net investments in our foreign operations. The purpose of these derivative instruments is to protect against the risk that the net assets of certain foreign subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to our foreign currency-based investments in these subsidiaries. As of March 31, 2013, the fair value of these derivatives was a net receivable of $0.4 million. The potential loss in fair value at March 31, 2013, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $3.2 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We also entered into forward exchange contracts with notional amounts totaling $39.8 million that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of March 31, 2013, the fair value of these derivatives was a net payable of $0.7 million. The potential loss in fair value at March 31, 2013, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $5.0 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of March 31, 2013, we had $111.0 million in borrowings outstanding under the revolving credit facility. Based on our level of variable rate debt outstanding during the three months ended March 31, 2013, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had a $0.2 million impact on our results of operations.

We have not historically used derivative instruments to manage exposure to changes in interest rates.

Fluctuations in Quarterly Results

For the year ended December 31, 2012, quarterly revenues as a percentage of total consolidated annual revenues were approximately 25%, 23%, 25% and 27%, respectively, for each of the respective quarters of the year. We have experienced and anticipate that in the future we will experience variations in quarterly revenues. The variations are due to the timing of new contracts and renewal of existing contracts, the timing and frequency of client spending for customer contact management services, non-U.S. currency fluctuations, and the seasonal pattern of customer contact management support and fulfillment services.

Item 4. Controls and Procedures

As of March 31, 2013, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of March 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except for the change discussed under “Change in Internal Control over Financial Reporting” below.

Change in Internal Control over Financial Reporting

On August 20, 2012, we acquired Alpine. We have excluded Alpine from our assessment of the effectiveness of our internal control over financial reporting as of March 31, 2013 as we are currently integrating policies, processes, people, technology and operations for the combined companies. Management will continue to evaluate our internal control over financial reporting as we execute our integration activities.

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

Item 1A. Risk Factors

For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 1, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock repurchases for the three months ended March 31, 2013 (in thousands, except average price per share). See Note 14, Earnings Per Share, of “Notes to Condensed Consolidated Financial Statements” for information regarding our stock repurchase program.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs

January 1, 2013 - January 31, 2013	-	$ -	-	1,969

February 1, 2013 - February 28, 2013	-	$ -	-	1,969

March 1, 2013 - March 31, 2013	-	$ -	-	1,969

Total	-		-	1,969

(1)

All shares purchased as part of the repurchase plan publicly announced on August 18, 2011. Total number of shares approved for repurchase under the 2011 Repurchase Plan was 5.0 million with no expiration date. All of the shares available under the repurchase plan publicly announced on August 5, 2002 have been repurchased.

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

SYKES ENTERPRISES, INCORPORATED (Registrant)

Date: May 10, 2013	By:	/s/ W. Michael Kipphut
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