Form 10-Q
period 2013-06-30
SYKES ENTERPRISES INC
filed 2013-08-06
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Yes  ☐                 No  ☒

As of August 1, 2013, there were 44,045,603 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	June 30, 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$167,412	$187,322
Receivables, net	282,095	247,633
Prepaid expenses	20,822	12,370
Other current assets	23,870	20,017

Total current assets	494,199	467,342
Property and equipment, net	105,723	101,295
Goodwill	200,929	204,231
Intangibles, net	83,596	92,037
Deferred charges and other assets	41,113	43,784

	$925,560	$908,689

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$21,400	$24,985
Accrued employee compensation and benefits	71,610	73,103
Current deferred income tax liabilities	921	92
Income taxes payable	1,183	800
Deferred revenue	35,149	34,283
Other accrued expenses and current liabilities	34,347	31,320

Total current liabilities	164,610	164,583
Deferred grants	7,269	7,607
Long-term debt	113,000	91,000
Long-term income tax liabilities	24,786	26,162
Other long-term liabilities	12,134	13,073

Total liabilities	321,799	302,425

Commitments and loss contingency (Note 15)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value, 200,000 shares authorized; 44,046 and 43,790 shares issued, respectively	440	438
Additional paid-in capital	277,556	277,192
Retained earnings	324,921	315,187
Accumulated other comprehensive income	2,411	14,856
Treasury stock at cost: 118 shares and 108 shares, respectively	(1,567)	(1,409)

Total shareholders’ equity	603,761	606,264

	$925,560	$908,689

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012

Revenues	$304,735	$264,802	$605,979	$542,900

Operating expenses:
Direct salaries and related costs	210,141	174,630	413,847	353,130
General and administrative	75,247	69,642	148,980	141,906
Depreciation, net	10,017	9,816	20,186	20,450
Amortization of intangibles	3,713	2,009	7,472	3,870
Impairment of long-lived assets	-	-	-	149

Total operating expenses	299,118	256,097	590,485	519,505

Income from continuing operations	5,617	8,705	15,494	23,395

Other income (expense):
Interest income	208	354	432	718
Interest (expense)	(578)	(312)	(1,086)	(628)
Other (expense)	(339)	(488)	(214)	(1,089)

Total other income (expense)	(709)	(446)	(868)	(999)

Income from continuing operations before income taxes	4,908	8,259	14,626	22,396
Income taxes	(688)	511	2,512	3,878

Income from continuing operations, net of taxes	5,596	7,748	12,114	18,518
(Loss) from discontinued operations, net of taxes	-	-	-	(820)
(Loss) on sale of discontinued operations, net of taxes	-	-	-	(10,707)

Net income	$5,596	$7,748	$12,114	$6,991

Net income (loss) per common share:
Basic:
Continuing operations	$0.13	$0.18	$0.28	$0.43
Discontinued operations	-	-	-	(0.27)

Net income (loss) per common share	$0.13	$0.18	$0.28	$0.16

Diluted:
Continuing operations	$0.13	$0.18	$0.28	$0.43
Discontinued operations	-	-	-	(0.27)

Net income (loss) per common share	$0.13	$0.18	$0.28	$0.16

Weighted average common shares:
Basic	42,936	43,094	42,992	43,205
Diluted	42,954	43,103	43,011	43,256

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Net income	$5,596	$7,748	$12,114	$6,991

Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss), net of taxes	(4,377)	(4,954)	(10,105)	2,175
Unrealized gain (loss) on net investment hedge, net of taxes	(259)	-	23	-
Unrealized actuarial gain (loss) related to pension liability, net of taxes	(88)	12	(96)	21
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	(4,197)	575	(2,178)	2,708
Unrealized gain (loss) on postretirement obligation, net of taxes	(46)	34	(89)	49

Other comprehensive income (loss), net of taxes	(8,967)	(4,333)	(12,445)	4,953

Comprehensive income (loss)	$(3,371)	$3,415	$(331)	$11,944

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Six Months Ended June 30, 2012,

Six Months Ended December 31, 2012 and

Six Months Ended June 30, 2013

(Unaudited)

	Common Stock				Accumulated Other

(in thousands)	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total

Balance at January 1, 2012	44,306	$443	$281,157	$291,803	$4,436	$(4,273)	$573,566
Stock-based compensation expense	-	-	1,861	-	-	-	1,861
Excess tax benefit (deficiency) from stock-based compensation	-	-	(278)	-	-	-	(278)
Vesting of common stock and restricted stock under equity award plans, net of forfeitures	306	3	(1,261)	-	-	(154)	(1,412)
Repurchase of common stock	-	-	-	-	-	(7,461)	(7,461)
Retirement of treasury stock	(629)	(6)	(5,938)	(3,341)	-	9,285	-
Comprehensive income (loss)	-	-	-	6,991	4,953	-	11,944

Balance at June 30, 2012	43,983	440	275,541	295,453	9,389	(2,603)	578,220
Stock-based compensation expense	-	-	1,606	-	-	-	1,606
Excess tax benefit (deficiency) from stock-based compensation	-	-	(14)	-	-	-	(14)
Vesting of common stock and restricted stock under equity award plans, net of forfeitures	(77)	-	66	-	-	(66)	-
Repurchase of common stock	-	-	-	-	-	(447)	(447)
Retirement of treasury stock	(116)	(2)	(7)	(1,698)	-	1,707	-
Comprehensive income (loss)	-	-	-	21,432	5,467	-	26,899

Balance at December 31, 2012	43,790	438	277,192	315,187	14,856	(1,409)	606,264
Issuance of common stock	10	-	59	-	-	-	59
Stock-based compensation expense	-	-	2,190	-	-	-	2,190
Excess tax benefit (deficiency) from stock-based compensation	-	-	(34)	-	-	-	(34)
Vesting of common stock and restricted stock under equity award plans, net of forfeitures	517	5	60	-	-	(158)	(93)
Repurchase of common stock	-	-	-	-	-	(4,294)	(4,294)
Retirement of treasury stock	(271)	(3)	(1,911)	(2,380)	-	4,294	-
Comprehensive income (loss)	-	-	-	12,114	(12,445)	-	(331)

Balance at June 30, 2013	44,046	$440	$277,556	$324,921	$2,411	$(1,567)	$603,761

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$12,114	$6,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, net	20,186	20,450
Amortization of intangibles	7,472	3,870
Impairment losses	-	149
Unrealized foreign currency transaction (gains) losses, net	3,400	321
Stock-based compensation expense	2,190	1,861
Deferred income tax provision (benefit)	(2,702)	(303)
Net (gain) loss on disposal of property and equipment	(17)	(116)
Bad debt expense	276	796
Unrealized (gains) losses on financial instruments, net	785	279
Amortization of deferred loan fees	130	238
Net (gain) on insurance settlement	-	(133)
Loss on sale of discontinued operations	-	10,707
Other	46	277

Changes in assets and liabilities, net of acquisition:
Receivables	(37,780)	(4,679)
Prepaid expenses	(8,703)	(2,007)
Other current assets	(1,712)	1,689
Deferred charges and other assets	541	(17,200)
Accounts payable	(3,830)	(2,469)
Income taxes receivable / payable	(2,251)	(781)
Accrued employee compensation and benefits	82	2,793
Other accrued expenses and current liabilities	1,630	3,077
Deferred revenue	2,632	182
Other long-term liabilities	(142)	(1,107)

Net cash provided by (used for) operating activities	(5,653)	24,885

Cash flows from investing activities:
Capital expenditures	(26,061)	(13,806)
Proceeds from sale of property and equipment	93	196
Investment in restricted cash	(11)	(62)
Release of restricted cash	-	356
Cash divested on sale of discontinued operations	-	(9,100)
Proceeds from insurance settlement	-	227

Net cash (used for) investing activities	(25,979)	(22,189)

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Six Months Ended June 30,
(in thousands)	2013	2012
Cash flows from financing activities:
Payments of long-term debt	(10,000)	-
Proceeds from issuance of long-term debt	32,000	-
Proceeds from issuance of stock	59	-
Cash paid for repurchase of common stock	(4,294)	(7,461)
Proceeds from grants	104	88
Shares repurchased for minimum tax withholding on equity awards	(93)	(1,412)
Cash paid for loan fees related to debt	-	(857)

Net cash provided by (used for) financing activities	17,776	(9,642)

Effects of exchange rates on cash	(6,054)	489

Net increase (decrease) in cash and cash equivalents	(19,910)	(6,457)

Cash and cash equivalents – beginning	187,322	211,122

Cash and cash equivalents – ending	$167,412	$204,665

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$1,030	$528
Cash paid during period for income taxes	$8,481	$22,304

Non-cash transactions:
Property and equipment additions in accounts payable	$4,519	$1,908
Unrealized gain (loss) on postretirement obligation in accumulated other comprehensive income (loss)	$(89)	$49

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2013 and 2012

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

Discontinued Operations — In March 2012, the Company sold its operations in Spain (the “Spanish operations”), pursuant to an asset purchase agreement dated March 29, 2012 and a stock purchase agreement dated March 30, 2012. The Company reflected the operating results related to the Spanish operations as discontinued operations in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2012. Cash flows from discontinued operations are included in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012. See Note 3, Discontinued Operations, for additional information on the sale of the Spanish operations.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2013. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”).

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

New Accounting Standards Not Yet Adopted

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05 “Foreign Currency Matters (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). The amendments in ASU 2013-05 indicate that a cumulative translation adjustment (“CTA”) is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. Thus, the entire amount of the CTA associated with the foreign entity would be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, a loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated), or a step acquisition for a foreign entity (i.e., when an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity). ASU 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. The amendments in ASU 2013-05 are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. The Company does not expect the adoption of ASU 2013-05 to materially impact its financial condition, results of operations and cash flows.

In July 2013, the FASB issued ASU 2013-11 “Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The amendments in ASU 2013-11 indicate that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect the adoption of ASU 2013-11 to materially impact its financial condition, results of operations and cash flows.

New Accounting Standards Recently Adopted

In December 2011, the FASB issued ASU 2011-11 “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The amendments in ASU 2011-11 enhanced disclosures by requiring improved information about financial and derivative instruments that are either 1) offset (netting assets and liabilities) in accordance with Section 210-20-45 or Section 815-10-45 of the FASB Accounting Standards Codification (“ASC”) or 2) subject to an enforceable master netting arrangement or similar agreement. The amendments in ASU 2011-11 are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those years. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 as of January 1, 2013 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

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

In January 2013, the FASB issued ASU 2013-01 “Balance Sheet (Topic 210) Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). The amendments in ASU 2013-01 clarify which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. ASU 2013-01 addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to the financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under International Financial Reporting Standards (“IFRS”). The amendments in ASU 2013-01 are effective for fiscal years beginning on or after January 1, 2013. Retrospective application is required for any period presented that begins before the entity’s initial application of the new requirements. The adoption of ASU 2013-01 as of January 1, 2013 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

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

The following table presents the unaudited pro forma combined revenues and net earnings as if Alpine had been included in the consolidated results of the Company for the entire three and six month periods ended June 30, 2012. The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on January 1, 2012 (in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenues	$287,123	$593,298

Income from continuing operations, net of taxes	$4,137	$14,674

Income from continuing operations per common share:

Basic	$0.10	$0.34

Diluted	$0.10	$0.34

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

Merger and integration costs associated with Alpine were as follows (none in the comparable periods in 2012) (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Severance costs: (1)
Americas	$533	$533

	533	533

Severance costs: (2)
Americas	774	981
Corporate	-	159

	774	1,140
Transaction and integration costs: (2)
Corporate	51	371

	51	371

Total merger and integration costs	$1,358	$2,044

(1)	Included in “Direct salaries and related costs” in the accompanying Condensed Consolidated Statements of Operations.
(2)	Included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.

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

The Company reflected the operating results related to the Spanish operations as discontinued operations in the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2012. Cash flows from discontinued operations are included in the accompanying Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012. This business was historically reported by the Company as part of the EMEA segment.

The results of the Spanish operations included in discontinued operations were as follows (none in 2013) (in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenues	$-	$10,102

(Loss) from discontinued operations before income taxes	$-	$(820)
Income taxes (1)	-	-

(Loss) from discontinued operations, net of taxes	$-	$(820)

(Loss) on sale of discontinued operations before income taxes	$-	$(10,707)
Income taxes (1)	-	-

(Loss) on sale of discontinued operations, net of taxes	$-	$(10,707)

(1)	There were no income taxes as any tax benefit from the losses would be offset by a valuation allowance.

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

The major costs estimated to be incurred as a result of these actions are program transfer costs, facility-related costs (primarily consisting of those costs associated with the real estate leases), and impairments of long-lived assets (primarily leasehold improvements and equipment) estimated at $1.9 million as of June 30, 2013 ($1.9 million at December 31, 2012). The Company recorded $0.5 million of the costs associated with these actions as non-cash impairment charges, while approximately $1.4 million represents cash expenditures for program transfer and facility-related costs, including obligations under the leases, the last of which ends in February 2017. The Company has paid $0.8 million in cash through June 30, 2013 under the Fourth Quarter 2011 Exit Plan in the Americas.

The following tables summarize the accrued liability associated with the Americas Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges for the three months ended June 30, 2013 and 2012 (in thousands):

	Beginning Accrual at April 1, 2013	Charges (Reversals) for the Three Months Ended June 30, 2013 (1)	Cash Payments	Other Non-Cash Changes	Ending Accrual at June 30, 2013
Lease obligations and facility exit costs	$647	$-	$(41)	$-	$606

	Beginning Accrual at April 1, 2012	Charges (Reversals) for the Three Months Ended June 30, 2012 (1)	Cash Payments	Other Non-Cash Changes	Ending Accrual at June 30, 2012
Lease obligations and facility exit costs	$-	$656	$(58)	$-	$598

(1)	During 2012, the Company recorded additional lease obligation costs, which are included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

The following tables summarize the accrued liability associated with the Americas Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges for the six months ended June 30, 2013 and 2012 (in thousands):

	Beginning Accrual at January 1, 2013	Charges (Reversals) for the Six Months Ended June 30, 2013 (1)	Cash Payments	Other Non-Cash Changes	Ending Accrual at June 30, 2013
Lease obligations and facility exit costs	$682	$-	$(76)	$-	$606

	Beginning Accrual at January 1, 2012	Charges (Reversals) for the Six Months Ended June 30, 2012 (1)	Cash Payments	Other Non-Cash Changes	Ending Accrual at June 30, 2012
Lease obligations and facility exit costs	$-	$656	$(58)	$-	$598

(1)

During 2012, the Company recorded additional lease obligations and facility exit costs, which are included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

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

The major costs estimated to be incurred as a result of these actions are facility-related costs (primarily consisting of those costs associated with the real estate leases), impairments of long-lived assets (primarily leasehold improvements and equipment) and anticipated severance-related costs estimated at $6.7 million as of June 30, 2013 ($6.7 million as of December 31, 2012). The Company recorded $0.5 million of the costs associated with these actions as non-cash impairment charges, while approximately $6.2 million represents cash expenditures for severance and related costs and facility-related costs, primarily rent obligations to be paid through the remainder of the noncancelable term of the leases, the last of which ended in March 2013. The Company has paid $5.9 million in cash through June 30, 2013 under the Fourth Quarter 2011 Exit Plan in EMEA.

The following tables summarize the accrued liability associated with EMEA’s Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges for the three months ended June 30, 2013 and 2012 (in thousands):

	Beginning Accrual at April 1, 2013	Charges (Reversals) for the Three Months Ended June 30, 2013 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at June 30, 2013
Lease obligations and facility exit costs	$-	$-	$-	$-	$-
Severance and related costs	182	-	-	2	184
Legal-related costs	5	3	(3)	-	5

	$187	$3	$(3)	$2	$189

	Beginning Accrual at April 1, 2012	Charges (Reversals) for the Three Months Ended June 30, 2012 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at June 30, 2012
Lease obligations and facility exit costs	$595	$-	$-	$(30)	$565
Severance and related costs	5,219	(6)	(1,645)	(248)	3,320
Legal-related costs	14	21	(28)	(2)	5

	$5,828	$15	$(1,673)	$(280)	$3,890

(1)

During 2013 and 2012, the Company recorded additional legal-related costs, which are included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations. Additionally, during 2012 the Company reversed accruals related to the final settlement of severance and related costs, which reduced “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations for the South Africa site.

(2)	Effect of foreign currency translation.

The following tables summarize the accrued liability associated with EMEA’s Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges for the six months ended June 30, 2013 and 2012 (in thousands):

	Beginning Accrual at January 1, 2013	Charges (Reversals) for the Six Months Ended June 30, 2013 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at June 30, 2013
Lease obligations and facility exit costs	$-	$-	$-	$-	$-
Severance and related costs	187	6	(7)	(2)	184
Legal-related costs	10	4	(10)	1	5

	$197	$10	$(17)	$(1)	$189

	Beginning Accrual at January 1, 2012	Charges (Reversals) for the Six Months Ended June 30, 2012 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at June 30, 2012
Lease obligations and facility exit costs	$577	$-	$-	$(12)	$565
Severance and related costs	4,470	942	(2,012)	(80)	3,320
Legal related costs	13	71	(79)	-	5

	$5,060	$1,013	$(2,091)	$(92)	$3,890

(1)	During 2013 and 2012, the Company recorded additional severance and related costs and legal-related costs.
(2)	Effect of foreign currency translation.

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

The major costs incurred as a result of these actions were facility-related costs (primarily consisting of those costs associated with the real estate leases), impairments of long-lived assets (primarily leasehold improvements and equipment) and severance-related costs totaling $2.2 million as of June 30, 2013 ($2.2 million as of December 31, 2012). The Company recorded $0.2 million of the costs associated with the Fourth Quarter 2010 Exit Plan as non-cash impairment charges. Approximately $1.8 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ends in March 2014, and $0.2 million represents cash expenditures for severance-related costs. The Company has paid $1.5 million in cash through June 30, 2013 under the Fourth Quarter 2010 Exit Plan.

The following tables summarize the accrued liability associated with the Fourth Quarter 2010 Exit Plan’s exit or disposal activities and related charges during the three months ended June 30, 2013 and 2012 (in thousands):

	Beginning Accrual at April 1, 2013	Charges (Reversals) for the Three Months Ended June 30, 2013	Cash Payments	Other Non-Cash Changes (1)	Ending Accrual at June 30, 2013
Lease obligations and facility exit costs	$449	$-	$(100)	$7	$356

	Beginning Accrual at April 1, 2012	Charges (Reversals) for the Three Months Ended June 30, 2012	Cash Payments	Other Non-Cash Changes (1)	Ending Accrual at June 30, 2012
Lease obligations and facility exit costs	$764	$-	$(68)	$(40)	$656

(1)	Effect of foreign currency translation.

The following tables summarize the accrued liability associated with the Fourth Quarter 2010 Exit Plan’s exit or disposal activities and related charges during the six months ended June 30, 2013 and 2012 (in thousands):

	Beginning Accrual at January 1, 2013	Charges (Reversals) for the Six Months Ended June 30, 2013	Cash Payments	Other Non-Cash Changes (1)	Ending Accrual at June 30, 2013
Lease obligations and facility exit costs	$539	$-	$(180)	$(3)	$356

	Beginning Accrual at January 1, 2012	Charges (Reversals) for the Six Months Ended June 30, 2012	Cash Payments	Other Non-Cash Changes (1)	Ending Accrual at June 30, 2012
Lease obligations and facility exit costs	$835	$-	$(163)	$(16)	$656

(1)	Effect of foreign currency translation.

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

The major costs incurred as a result of these actions were impairments of long-lived assets (primarily leasehold improvements) and facility-related costs (primarily consisting of those costs associated with the real estate leases) estimated at $10.5 million as of June 30, 2013 ($10.5 million as of December 31, 2012), all of which are in the Americas segment. The Company recorded $3.8 million of the costs associated with the Third Quarter 2010 Exit Plan as non-cash impairment charges. The remaining $6.7 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ends in February 2017. The Company has paid $4.6 million in cash through June 30, 2013 under the Third Quarter 2010 Exit Plan.

The following tables summarize the accrued liability associated with the Third Quarter 2010 Exit Plan’s exit or disposal activities and related charges for the three months ended June 30, 2013 and 2012 (in thousands):

	Beginning Accrual at April 1, 2013	Charges (Reversals) for the Three Months Ended June 30, 2013	Cash Payments	Other Non-Cash Changes	Ending Accrual at June 30, 2013
Lease obligations and facility exit costs	$2,328	$-	$(163)	$-	$2,165

	Beginning Accrual at April 1, 2012	Charges (Reversals) for the Three Months Ended June 30, 2012	Cash Payments	Other Non-Cash Changes	Ending Accrual at June 30, 2012
Lease obligations and facility exit costs	$2,950	$-	$(195)	$-	$2,755

The following tables summarize the accrued liability associated with the Third Quarter 2010 Exit Plan’s exit or disposal activities and related charges for the six months ended June 30, 2013 and 2012 (in thousands):

	Beginning Accrual at January 1, 2013	Charges (Reversals) for the Six Months Ended June 30, 2013	Cash Payments	Other Non-Cash Changes (1)	Ending Accrual at June 30, 2013
Lease obligations and facility exit costs	$2,551	$-	$(385)	$(1)	$2,165

	Beginning Accrual at January 1, 2012	Charges (Reversals) for the Six Months Ended June 30, 2012	Cash Payments	Other Non-Cash Changes (1)	Ending Accrual at June 30, 2012
Lease obligations and facility exit costs	$3,427	$-	$(672)	$-	$2,755

(1)	Effect of foreign currency translation.

Restructuring Liability Classification

The following table summarizes the Company’s short-term and long-term accrued liabilities associated with its exit and disposal activities, by plan, as of June 30, 2013 and December 31, 2012 (in thousands):

	Americas Fourth Quarter 2011 Exit Plan	EMEA Fourth Quarter 2011 Exit Plan	Fourth Quarter 2010 Exit Plan	Third Quarter 2010 Exit Plan	Total
June 30, 2013
Short-term accrued restructuring liability (1)	$145	$189	$356	$516	$1,206
Long-term accrued restructuring liability (2)	461	-	-	1,649	2,110

Ending accrual at June 30, 2013	$606	$189	$356	$2,165	$3,316

December 31, 2012
Short-term accrued restructuring liability (1)	$138	$197	$448	$618	$1,401
Long-term accrued restructuring liability (2)	544	-	91	1,933	2,568

Ending accrual at December 31, 2012	$682	$197	$539	$2,551	$3,969

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

Note 5. Fair Value

ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair value hierarchy:

—	Level 1 — Quoted prices for identical instruments in active markets.
—

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

—	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Fair Value of Financial Instruments — The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

—

Cash, Short-Term and Other Investments, Investments Held in Rabbi Trust and Accounts Payable — The carrying values for cash, short-term and other investments, investments held in rabbi trust and accounts payable approximate their fair values.

—

Foreign Currency Forward Contracts and Options — Foreign currency forward contracts and options, including premiums paid on options, are recognized at fair value based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions, including adjustments for credit risk.

—	Long-Term Debt — The carrying value of long-term debt approximates its estimated fair value as it re-prices at varying interest rates.

Fair Value Measurements — ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820-10-20 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following (in thousands):

		Fair Value Measurements at June 30, 2013 Using:
		Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		June 30, 2013	Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents”	(1)	$7,506	$7,506	$-	$-
Money market funds and open-end mutual funds in “Deferred charges and other assets”	(1)	11	11	-	-
Foreign currency forward and option contracts	(2)	2,053	-	2,053	-
Foreign currency forward contracts	(3)	263	-	263	-
Equity investments held in a rabbi trust for the Deferred Compensation Plan	(4)	4,132	4,132	-	-
Debt investments held in a rabbi trust for the Deferred Compensation Plan	(4)	1,089	1,089	-	-
Guaranteed investment certificates	(5)	80	-	80	-

		$15,134	$12,738	$2,396	$-

Liabilities:
Long-term debt	(6)	$113,000	$-	$113,000	$-
Foreign currency forward and option contracts	(7)	4,249	-	4,249	-

		$117,249	$-	$117,249	$-

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

(6)  The carrying value of long-term debt, including the current portion thereof, approximates its estimated fair value as it re-prices at varying interest rates. See Note 11.

(7)  Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet. See Note 7.

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following (in thousands):

		Fair Value Measurements at December 31, 2012 Using:
		Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		December 31, 2012	Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents”	(1)	$7,598	$7,598	$-	$-
Money market funds and open-end mutual funds in “Deferred charges and other assets”	(1)	11	11	-	-
Foreign currency forward and option contracts	(2)	2,008	-	2,008	-
Equity investments held in a rabbi trust for the Deferred Compensation Plan	(3)	3,212	3,212	-	-
Debt investments held in a rabbi trust for the Deferred Compensation Plan	(3)	2,049	2,049	-	-
Guaranteed investment certificates	(4)	80	-	80	-

		$14,958	$12,870	$2,088	$-

Liabilities:
Long-term debt	(5)	$91,000	$-	$91,000	$-
Foreign currency forward and option contracts	(6)	974	-	974	-

		$91,974	$-	$91,974	$-

(1)  In the accompanying Condensed Consolidated Balance Sheet.

(2)  Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 7.

(3)   Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 8.

(4)  Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.

(5)  The carrying value of long-term debt, including the current portion thereof, approximates its estimated fair value as it re-prices at varying interest rates. See Note 11.

(6)   Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet. See Note 7.

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs, like those associated with acquired businesses, including goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired. The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at December 31, 2012 (none at June 30, 2013).

The following table summarizes the total impairment losses related to nonrecurring fair value measurements of certain assets (no liabilities) subject to the requirements of ASC 820 (in thousands):

	Total Impairment (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Americas:
Property and equipment, net	$-	$-	$-	$(149)

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

Note 6.  Intangible Assets

The following table presents the Company’s purchased intangible assets as of June 30, 2013 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$103,050	$(29,564)	$73,486	8
Trade name	11,600	(2,141)	9,459	8
Non-compete agreements	1,221	(845)	376	2
Proprietary software	850	(831)	19	2
Favorable lease agreement	450	(194)	256	2

	$117,171	$(33,575)	$83,596	8

The following table presents the Company’s purchased intangible assets as of December 31, 2012 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$104,483	$(23,552)	$80,931	8
Trade name	11,600	(1,451)	10,149	8
Non-compete agreements	1,229	(681)	548	2
Proprietary software	850	(810)	40	2
Favorable lease agreement	450	(81)	369	2

	$118,612	$(26,575)	$92,037	8

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to June 30, 2013, is as follows (in thousands):

Years Ending December 31,	Amount

2013 (remaining six months)	$7,321
2014	14,530
2015	14,173
2016	14,173
2017	14,173
2018	7,650
2019 and thereafter	11,576

Note 7. Financial Derivatives

Cash Flow Hedges – The Company has derivative assets and liabilities relating to outstanding forward contracts and options, designated as cash flow hedges, as defined under ASC 815 “Derivatives and Hedging” (“ASC 815”), consisting of Philippine Peso, Costa Rican Colon, Hungarian Forint and Romanian Leu contracts. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.

The deferred gains (losses) and related taxes on the Company’s derivative instruments recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	June 30, 2013	December 31, 2012

Deferred gains (losses) in AOCI	$(3,083)	$(512)
Tax on deferred gains (losses) in AOCI	335	(58)

Deferred gains (losses) in AOCI, net of taxes	$(2,748)	$(570)

Deferred gains (losses) expected to be reclassified to “Revenues” from AOCI during the next twelve months	$(3,083)

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

The Company had the following outstanding foreign currency forward contracts and options (in thousands):

	As of June 30, 2013		As of December 31, 2012
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges: (1)
Options:
Philippine Pesos	$73,000	October 2014	$71,000	September 2013

Forwards:
Philippine Pesos	80,500	March 2014	5,000	August 2013
Costa Rican Colones	48,250	June 2014	60,750	December 2013
Hungarian Forints	3,643	January 2014	4,744	January 2014
Romanian Leis	4,001	January 2014	6,895	January 2014

Net investment hedges: (2)
Forwards:
Euros	32,657	September 2014	-	-

Non-designated hedges: (3)
Forwards	38,963	December 2013	41,799	June 2013

(1)  Cash flow hedge as defined under ASC 815. Purpose is to protect against the risk that eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.

(2)  Net investment hedge as defined under ASC 815. Purpose is to protect against the risk that the net assets of certain of our international subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to our foreign currency-based investments in these subsidiaries.

(3)  Foreign currency hedge contract not designated as a hedge as defined under ASC 815. Purpose is to reduce the effects on the Company’s operating results and cash flows from fluctuations caused by volatility in currency exchange rates, primarily related to intercompany loan payments and cash held in non-functional currencies.

As of June 30, 2013, the maximum amount of loss due to credit risk that the Company would incur if parties to the financial instruments that make up the concentration failed to perform according to the terms of the contracts was $2.3 million, based on the gross fair value of the financial instruments.

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Derivative Assets
	June 30, 2013	December 31, 2012
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (1)	$1,686	$1,080
Foreign currency forward and option contracts (2)	227	14

	1,913	1,094

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts (2)	36	-

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts(1)	367	914

Total derivative assets	$2,316	$2,008

	Derivative Liabilities
	June 30, 2013	December 31, 2012
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (3)	$4,103	$904
Foreign currency forward and option contracts (4)	34	8

	4,137	912

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (3)	112	62

Total derivative liabilities	$4,249	$974

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

(4)       Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The following tables present the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the three months ended June 30, 2013 and 2012 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From Accumulated AOCI Into “Revenues” (Effective Portion)		Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion)
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$(4,461)	$1,289	$68	$419	$(37)	$3

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	(397)	-	-	-	-	-

Foreign currency forward and option contracts	$(4,858)	$1,289	$68	$419	$(37)	$3

	Gain (Loss) Recognized in “Other income and (expense)” on Derivatives
	June 30,
	2013	2012
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	$2,755	$275

The following tables present the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the six months ended June 30, 2013 and 2012 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From Accumulated AOCI Into “Revenues” (Effective Portion)		Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion)
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$(1,744)	$3,963	$799	$659	$(25)	$17

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	36	-	-	-	-	-

Foreign currency forward and option contracts	$(1,708)	$3,963	$799	$659	$(25)	$17

	Gain (Loss) Recognized in “Other income and (expense)” on Derivatives
	June 30,
	2013	2012
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	$2,230	$(197)

Note 8.  Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	June 30, 2013		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$4,229	$5,221	$4,812	$5,261

The mutual funds held in the rabbi trusts were 79% equity-based and 21% debt-based as of June 30, 2013. Net investment income (losses), included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross realized gains from sale of trading securities	$16	$-	$112	$81
Gross realized (losses) from sale of trading securities	(5)	-	(8)	(1)
Dividend and interest income	8	12	18	20
Net unrealized holding gains (losses)	1	(194)	196	164

Net investment income (losses)	$20	$(182)	$318	$264

Note 9. Deferred Revenue

The components of deferred revenue consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Future service	$25,774	$25,074
Estimated potential penalties and holdbacks	9,375	9,209

	$35,149	$34,283

Note 10. Deferred Grants

The components of deferred grants consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Property grants	$6,800	$7,270
Employment grants	469	337

Total long-term deferred grants (1)	$7,269	$7,607

(1) Included in “Deferred grants” in the accompanying Condensed Consolidated Balance Sheets.

Amortization of the Company’s property grants included as a reduction to “General and administrative” costs and amortization of the Company’s employment grants included as a reduction to “Direct salaries and related costs” in the accompanying Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amortization of property grants	$235	$235	$470	$470
Amortization of employment grants	85	54	103	72

	$320	$289	$573	$542

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

Borrowings consist of the following (in thousands):

	June 30, 2013	December 31, 2012

Revolving credit facility	$113,000	$91,000
Less: Current portion	-	-

Total long-term debt	$113,000	$91,000

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

The 2012 Credit Agreement had $113.0 million of outstanding borrowings as of June 30, 2013, with an average daily utilization of $105.8 million and $98.5 million for the three and six months ended June 30, 2013, respectively (none in the comparable periods in 2012). During the three and six months ended June 30, 2013, the related interest expense, excluding amortization of deferred loan fees, under our credit agreements was $0.4 million and $0.7 million, respectively, which represented a weighted average interest rate of 1.5% and 1.5%, respectively (none in the comparable periods in 2012).

Note 12. Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220 “Comprehensive Income” (“ASC 220”). ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedge	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Gain (Loss) on Post Retirement Obligation	Total
Balance at January 1, 2012	$5,995	$(2,565)	$985	$(438)	$459	$4,436
Pre-tax amount	9,516	-	499	4,417	92	14,524
Tax (provision) benefit	-	-	(90)	(306)	-	(396)
Reclassification to net income	570	-	(48)	(4,174)	(56)	(3,708)
Foreign currency translation	2	-	67	(69)	-	-

Balance at December 31, 2012	16,083	(2,565)	1,413	(570)	495	14,856
Pre-tax amount	(10,197)	36	-	(1,769)	(59)	(11,989)
Tax (provision) benefit	-	(13)	-	378	-	365
Reclassification to net income	-	-	(29)	(762)	(30)	(821)
Foreign currency translation	92	-	(67)	(25)	-	-

Balance at June 30, 2013	$5,978	$(2,542)	$1,317	$(2,748)	$406	$2,411

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Income Statement Location
Unrealized Actuarial Gain (Loss) Related to Pension Liability: (1)
Pre-tax amount	$19	$29	Direct salaries and related costs
Tax (provision) benefit	-	-	Income taxes

Reclassification to net income	19	29

Unrealized Gain (Loss) on Cash Flow Hedging Instruments: (2)
Pre-tax amount	31	774	Revenues
Tax (provision) benefit	54	(12)	Income taxes

Reclassification to net income	85	762

Unrealized Gain (Loss) on Post Retirement Obligation: (1)
Pre-tax amount	14	30	General and administrative
Tax (provision) benefit	-	-	Income taxes

Reclassification to net income	14	30

Total reclassification to net income	$118	$821

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

Note 13. Income Taxes

The Company’s effective tax rate was (14.0)% and 6.2% for the three months ended June 30, 2013 and 2012, respectively. The decrease in the effective tax rate is primarily due to the fluctuation in earnings among the various tax jurisdictions in which the Company operates. The difference between the Company’s effective tax rate of (14.0)% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the recognition of tax benefits resulting from income earned in certain tax holiday jurisdictions, foreign tax rate differentials, changes in unrecognized tax positions and tax credits, offset by the tax impact of permanent differences, adjustments of valuation allowances and foreign withholding taxes.

The Company’s effective tax rate was 17.2% and 17.3% for the six months ended June 30, 2013 and 2012, respectively. The decrease in the effective tax rate is primarily due to the fluctuation of earnings among the various tax jurisdictions in which the Company operates offset by the retroactive tax impact of The American Taxpayer Relief Act of 2012 that was signed into law on January 2, 2013. The difference between the Company’s effective tax rate of 17.2% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the aforementioned legislation and the recognition of tax benefits resulting from income earned in certain tax holiday jurisdictions, foreign tax rate differentials, changes in unrecognized tax positions and tax credits, offset by the tax impact of permanent differences, adjustments of valuation allowances and foreign withholding taxes.

The liability for unrecognized tax benefits is recorded as “Long-term income tax liabilities” in the accompanying Condensed Consolidated Balance Sheets. The Company has accrued $15.3 million at June 30, 2013 and $16.9 million at December 31, 2012, excluding penalties and interest. The $1.6 million decrease results primarily from fluctuations in foreign exchange rates.

Generally, earnings associated with the investments in the Company’s foreign subsidiaries are considered to be indefinitely invested outside of the U.S. Therefore, a U.S. provision for income taxes on those earnings or translation adjustments has not been recorded, as permitted by criterion outlined in ASC 740 “Income Taxes”. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable.

In 2013, the Company executed offshore cash movements to take advantage of The American Taxpayer Relief Act of 2012 (the “Act”) passed on January 2, 2013, with retroactive application to January 1, 2012. This Act, which extended the tax provisions of the Internal Revenue Code Section 954(c)(6) through the end of 2013, permits continued tax deferral on such movements that would otherwise be taxable immediately in the U.S. While these cash movements are not taxable in the U.S., related foreign withholding taxes of $2.6 million were included in the provision for income taxes in the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2013.

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

The Company is currently under audit in several tax jurisdictions. In April 2012, the Company received an assessment for the Canadian 2003-2006 audit for which the Company filed a Notice of Objection in July 2012. A request for Competent Authority Assistance was filed with the Canadian Revenue Agency in June 2013. As required by the Notice of Objection process, the Company paid mandatory security deposits in the amount of $14.1 million to the Canadian tax authorities in 2012. In January 2013, the Company received a partial assessment for the Canadian 2007-2009 audit. The Company paid the Canadian Revenue Agency an additional security deposit of $0.3 million for the 2007 tax year. These deposits are included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012. Although the outcome of examinations by taxing authorities is always uncertain, the Company believes it is adequately reserved for these audits and that resolution is not expected to have a material impact on its financial condition and results of operations.

The significant tax jurisdictions currently under audit are as follows:

Tax Jurisdiction	Tax Year Ended

Canada	2003 to 2009
Philippines	2007 and 2009
United States	2010 to 2012

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

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Basic:
Weighted average common shares outstanding	42,936	43,094	42,992	43,205
Diluted:
Dilutive effect of stock options, stock appreciation rights, restricted stock, restricted stock units and shares held in a rabbi trust	18	9	19	51

Total weighted average diluted shares outstanding	42,954	43,103	43,011	43,256

Anti-dilutive shares excluded from the diluted earnings per share calculation	7	7	4	13

On August 18, 2011, the Company’s Board authorized the Company to purchase up to 5.0 million shares of its outstanding common stock (the “2011 Share Repurchase Program”). A total of 3.3 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date. The Company’s Board previously authorized the Company on August 5, 2002 to purchase up to 3.0 million shares of its outstanding common stock, the last of which were repurchased during 2011.

The shares repurchased under the Company’s share repurchase programs were as follows (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Range of Prices Paid Per Share		Total Cost of Shares Repurchased
		Low	High

Three Months Ended:
June 30, 2013	272	$15.61	$16.00	$4,294
June 30, 2012	85	$14.90	$15.00	$1,261
Six Months Ended:
June 30, 2013	272	$15.61	$16.00	$4,294
June 30, 2012	508	$13.85	$15.00	$7,461

Note 15. Commitments and Loss Contingency

Commitments

During the six months ended June 30, 2013, the Company entered into several leases in the ordinary course of business. The following is a schedule of future minimum rental payments required under operating leases that have noncancelable lease terms as of June 30, 2013 (in thousands):

Amount

2013 (remaining six months)	$982
2014	3,074
2015	2,776
2016	1,684
2017	1,537
2018	1,250
2019 and thereafter	1,191

Total minimum payments required	$12,494

During the six months ended June 30, 2013, the Company entered into agreements with third-party vendors in the ordinary course of business whereby the Company committed to purchase goods and services used in its normal operations. These agreements, which are not cancelable, generally range from one to five year periods and contain fixed or minimum annual commitments. Certain of these agreements allow for renegotiation of the minimum annual commitments based on certain conditions. The following is a schedule of the future minimum purchases remaining under the agreements as of June 30, 2013 (in thousands):

Amount

2013 (remaining six months)	$2,612
2014	2,682
2015	2,285
2016	691
2017	-
2018	-
2019 and thereafter	-

Total minimum payments required	$8,270

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

Note 16. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The following table provides information about the net periodic benefit cost for the Company’s pension plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$87	$93	$175	$186

Interest cost	29	30	58	60

Recognized actuarial (gains)	(14)	(12)	(29)	(24)

Net periodic benefit cost	$102	$111	$204	$222

Employee Retirement Savings Plans

The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matches 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company’s contributions included in the accompanying Condensed Consolidated Statement of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
401(k) plan contributions	$245	$324	$478	$732

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

	June 30, 2013	December 31, 2012
Postretirement benefit obligation	$75	$72
Unrealized gains (losses) in AOCI (1)	$406	$495
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

Note 17. Stock-Based Compensation

The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. The following table summarizes the stock-based compensation expense (primarily in the Americas), income tax benefits related to the stock-based compensation and excess tax benefits (deficiencies) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock-based compensation (expense) (1)	$(1,526)	$(742)	$(2,190)	$(1,861)
Income tax benefit (2)	535	215	767	651
Excess tax benefit (deficiency) from stock-based compensation (3)	-	-	(34)	(278)

(1)	Included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.
(2)	Included in “Income taxes” in the accompanying Condensed Consolidated Statements of Operations.
(3)	Included in “Additional paid-in capital” in the accompanying Condensed Consolidated Statements of Changes in Shareholder’s Equity.

There were no capitalized stock-based compensation costs as of June 30, 2013 and December 31, 2012.

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

The following table summarizes the assumptions used to estimate the fair value of SARs granted:

	Six Months Ended June 30,
	2013	2012
Expected volatility	45.2%	47.1%
Weighted-average volatility	45.2%	47.1%
Expected dividend rate	0.0%	0.0%
Expected term (in years)	5.0	4.7
Risk-free rate	0.8%	0.8%

The following table summarizes SARs activity as of June 30, 2013 and for the six months then ended:

Stock Appreciation Rights	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)

Outstanding at January 1, 2013	865	$-
Granted	318	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding at June 30, 2013	1,183	$-	7.5	$321

Vested or expected to vest at June 30, 2013	1,183	$-	7.5	$321

Exercisable at June 30, 2013	648	$-	6.2	$74

The following table summarizes information regarding SARs granted and exercised (in thousands, except per SAR amounts):

	Six Months Ended June 30,
	2013	2012
Number of SARs granted	318	259
Weighted average grant-date fair value per SAR	$6.08	$5.97
Intrinsic value of SARs exercised	$-	$-
Fair value of SARs vested	$1,298	$1,388

The following table summarizes nonvested SARs activity as of June 30, 2013 and for the six months then ended:

Nonvested Stock Appreciation Rights	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2013	395	$6.74
Granted	318	$6.08
Vested	(178)	$7.28
Forfeited or expired	-	$-

Nonvested at June 30, 2013	535	$6.17

As of June 30, 2013, there was $2.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested SARs granted under the 2011 Plan and 2001 Plan. This cost is expected to be recognized over a weighted average period of 1.6 years.

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

The following table summarizes nonvested restricted shares/RSUs activity as of June 30, 2013 and for the six months then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2013	872	$18.25
Granted	706	$15.25
Vested	(20)	$18.11
Forfeited or expired	(191)	$23.55

Nonvested at June 30, 2013	1,367	$15.96

The following table summarizes information regarding restricted shares/RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Six Months Ended June 30,
	2013	2012
Number of restricted shares/RSUs granted	706	420
Weighted average grant-date fair value per restricted share/RSU	$15.25	$15.21
Fair value of restricted shares/RSUs vested	$366	$3,845

As of June 30, 2013, based on the probability of achieving the performance goals, there was $20.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted shares/RSUs granted under the 2011 Plan and 2001 Plan. This cost is expected to be recognized over a weighted average period of 1.9 years.

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

The following table summarizes nonvested common stock share award activity as of June 30, 2013 and for the six months then ended:

Nonvested Common Stock Share Awards	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2013	13	$17.18
Granted	37	$16.01
Vested	(22)	$16.68
Forfeited or expired	-	$-

Nonvested at June 30, 2013	28	$16.01

The following table summarizes information regarding common stock share awards granted and vested (in thousands, except per share award amounts):

	Six Months Ended June 30,
	2013	2012
Number of share awards granted	37	42
Weighted average grant-date fair value per share award	$16.01	$16.15
Fair value of share awards vested	$369	$332

As of June 30, 2013, there was $0.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock share awards granted under the 2004 Fee Plan. This cost is expected to be recognized over a weighted average period of 0.4 years.

Deferred Compensation Plan — The Board adopted the Sykes Enterprises, Incorporated non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) on December 17, 1998 and amended on March 29, 2006 and May 23, 2006. The Deferred Compensation Plan, which was not shareholder-approved, provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president, executive vice presidents and senior vice presidents and $7,500 per year for vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (See Note 8, Investments Held in Rabbi Trust.) As of June 30, 2013 and December 31, 2012, liabilities of $5.2 million and $5.3 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.

Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $1.6 million and $1.4 million at June 30, 2013 and December 31, 2012, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes nonvested common stock activity as of June 30, 2013 and for the six months then ended:

Nonvested Common Stock	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2013	8	$16.98
Granted	10	$15.89
Vested	(9)	$16.01
Forfeited or expired	-	$-

Nonvested at June 30, 2013	9	$16.77

The following table summarizes information regarding shares of common stock granted and vested (in thousands, except per common stock amounts):

	Six Months Ended June 30,
	2013	2012
Number of shares of common stock granted	10	10
Weighted average grant-date fair value per common stock	$15.89	$15.84
Fair value of common stock vested	$147	$139
Cash used to settle the obligation	$1,014	$161

As of June 30, 2013, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 2.5 years.

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

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated

Three Months Ended June 30, 2013:
Revenues (2)	$255,163	$49,572		$304,735
Percentage of revenues	83.7%	16.3%		100.0%

Depreciation, net (2)	$9,079	$938		$10,017
Amortization of intangibles (2)	$3,713	$-		$3,713

Income (loss) from continuing operations	$19,221	$(1,924)	$(11,680)	$5,617
Other (expense), net			(709)	(709)
Income taxes			688	688

Income from continuing operations, net of taxes				5,596
(Loss) from discontinued operations, net of taxes (3)	$-	$-		-

Net income				$5,596

Total assets as of June 30, 2013	$1,107,110	$1,363,615	$(1,545,165)	$925,560

Three Months Ended June 30, 2012:
Revenues (2)	$221,214	$43,588		$264,802
Percentage of revenues	83.5%	16.5%		100.0%

Depreciation, net (2)	$8,818	$998		$9,816
Amortization of intangibles (2)	$2,009	$-		$2,009

Income (loss) from continuing operations	$20,778	$(886)	$(11,187)	$8,705
Other (expense), net			(446)	(446)
Income taxes			(511)	(511)

Income from continuing operations, net of taxes				7,748
(Loss) from discontinued operations, net of taxes (3)	$-	$-		-

Net income				$7,748

Total assets as of June 30, 2012	$952,880	$1,076,304	$(1,262,258)	$766,926

	Americas	EMEA	Other (1)	Consolidated

Six Months Ended June 30, 2013:
Revenues (2)	$510,377	$95,602		$605,979
Percentage of revenues	84.2%	15.8%		100.0%

Depreciation, net (2)	$18,257	$1,929		$20,186
Amortization of intangibles (2)	$7,472	$-		$7,472

Income (loss) from continuing operations	$38,743	$(69)	$(23,180)	$15,494
Other (expense), net			(868)	(868)
Income taxes			(2,512)	(2,512)

Income from continuing operations, net of taxes				12,114
(Loss) from discontinued operations, net of taxes (3)	$-	$-		-

Net income				$12,114

Six Months Ended June 30, 2012:
Revenues (2)	$451,301	$91,599		$542,900
Percentage of revenues	83.1%	16.9%		100.0%

Depreciation, net (2)	$18,463	$1,987		$20,450
Amortization of intangibles (2)	$3,870	$-		$3,870

Income (loss) from continuing operations	$47,734	$(498)	$(23,841)	$23,395
Other (expense), net			(999)	(999)
Income taxes			(3,878)	(3,878)

Income from continuing operations, net of taxes				18,518
(Loss) from discontinued operations, net of taxes (3)	$(6,302)	$(5,225)		(11,527)

Net income				$6,991

(1)

Other items (including corporate costs, impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the tables above for the three and six months ended June 30, 2013 and 2012. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

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

Note 19. Other Income (Expense)

Gains and losses resulting from foreign currency transactions are recorded in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations during the period in which they occur. Other income (expense) consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Foreign currency transaction gains (losses)	$(2,968)	$(940)	$(2,734)	$(1,578)
Gains (losses) on foreign currency derivative instruments not designated as hedges	2,755	275	2,230	(197)
Other miscellaneous income (expense)	(126)	177	290	686

	$(339)	$(488)	$(214)	$(1,089)

Note 20. Related Party Transactions

In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and Chief Executive Officer and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20 year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.1 million to the landlord during both the three months ended June 30, 2013 and 2012 and $0.2 million to the landlord during both the six months ended June 30, 2013 and 2012 under the terms of the lease.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

400 North Ashley Drive

Tampa, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of June 30, 2013, and the related condensed consolidated statements of operations and comprehensive income for the three- and six-month periods ended June 30, 2013 and 2012, of changes in shareholders’ equity for the six-month periods ended June 30, 2013 and 2012 and six-month period ended December 31, 2012, and of cash flows for the six-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries as of December 31, 2012, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida

August 6, 2013

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

Executive Summary

We provide comprehensive customer contact management solutions and services to a wide range of clients including Fortune 1000 companies, medium-sized businesses, and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure and healthcare industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which include customer assistance, healthcare and roadside assistance, technical support and product sales to our clients’ customers. These services, which represented 98% of consolidated revenues during the three and six months ended June 30, 2013, are delivered through multiple communication channels encompassing phone, e-mail, Internet, text messaging and chat. We also provide various enterprise support services in the United

States (“U.S.”) that include services for our client’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including multilingual sales order processing via the Internet and phone, payment processing, inventory control, product delivery, and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers throughout the United States, Canada, Europe, Latin America, Asia, India and Africa.

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

The results of operations of Alpine have been reflected in the accompanying Condensed Consolidated Statements of Operations since August 20, 2012.

Discontinued Operations

In March 2012, we sold our operations in Spain (the “Spanish operations”) pursuant to an asset purchase agreement dated March 29, 2012 and a stock purchase agreement dated March 30, 2012. We have reflected the operating results related to the operations in Spain as discontinued operations in the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2012. This business was historically reported as part of the EMEA segment.

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

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$304,735	$264,802	$605,979	$542,900
Percentage of revenues	100.0%	100.0%	100.0%	100.0%

Direct salaries and related costs	$210,141	$174,630	$413,847	$353,130
Percentage of revenues	69.0%	65.9%	68.3%	65.0%

General and administrative	$75,247	$69,642	$148,980	$141,906
Percentage of revenues	24.7%	26.3%	24.6%	26.1%

Depreciation, net	$10,017	$9,816	$20,186	$20,450
Percentage of revenues	3.3%	3.7%	3.3%	3.8%

Amortization of intangibles	$3,713	$2,009	$7,472	$3,870
Percentage of revenues	1.2%	0.8%	1.2%	0.7%

Impairment of long-lived assets	$-	$-	$-	$149
Percentage of revenues	0.0%	0.0%	0.0%	0.0%

Income from continuing operations	$5,617	$8,705	$15,494	$23,395
Percentage of revenues	1.8%	3.3%	2.6%	4.4%

The following table summarizes our revenues for the periods indicated, by reporting segment (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Americas	$255,163	83.7%	$221,214	83.5%	$510,377	84.2%	$451,301	83.1%
EMEA	49,572	16.3%	43,588	16.5%	95,602	15.8%	91,599	16.9%

Consolidated	$304,735	100.0%	$264,802	100.0%	$605,979	100.0%	$542,900	100.0%

The following table summarizes certain amounts and percentages of revenues for the periods indicated, by reporting segment (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Direct salaries and related costs:
Americas	$171,474	67.2%	$142,443	64.4%	$342,545	67.1%	$286,044	63.4%
EMEA	38,667	78.0%	32,187	73.8%	71,302	74.6%	67,086	73.2%

Consolidated	$210,141	69.0%	$174,630	65.9%	$413,847	68.3%	$353,130	65.0%

General and administrative:
Americas	$51,676	20.3%	$47,166	21.3%	$103,360	20.3%	$95,041	21.1%
EMEA	11,891	24.0%	11,289	25.9%	22,440	23.5%	23,024	25.1%
Corporate	11,680	-	11,187	-	23,180	-	23,841	-

Consolidated	$75,247	24.7%	$69,642	26.3%	$148,980	24.6%	$141,906	26.1%

Depreciation, net:
Americas	$9,079	3.6%	8,818	4.0%	$18,257	3.6%	$18,463	4.1%
EMEA	938	1.9%	998	2.3%	1,929	2.0%	1,987	2.2%

Consolidated	$10,017	3.3%	$9,816	3.7%	$20,186	3.3%	$20,450	3.8%

Amortization of intangibles:
Americas	$3,713	1.5%	$2,009	0.8%	$7,472	1.5%	$3,870	0.7%
EMEA	-	0.0%	-	0.0%	-	0.0%	-	0.0%

Consolidated	$3,713	1.2%	$2,009	0.8%	$7,472	1.2%	$3,870	0.7%

Impairment of long-lived assets:
Americas	$-	0.0%	$-	0.0%	$-	0.0%	$149	0.0%
EMEA	-	0.0%	-	0.0%	-	0.0%	-	0.0%

Consolidated	$-	0.0%	$-	0.0%	$-	0.0%	$149	0.0%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues

For the three months ended June 30, 2013, we recognized consolidated revenues of $304.7 million, an increase of $39.9 million or 15.1%, from $264.8 million of consolidated revenues for the comparable period in 2012.

On a geographic segment basis, revenues from the Americas region, including the United States, Canada, Latin America, Australia and the Asia Pacific Rim, represented 83.7%, or $255.2 million, for the three months ended June 30, 2013, compared to 83.5%, or $221.2 million, for the comparable period in 2012. Revenues from the EMEA region, including Europe, the Middle East and Africa represented 16.3%, or $49.5 million, for the three months ended June 30, 2013, compared to 16.5%, or $43.6 million, for the comparable period in 2012.

Americas’ revenues increased $34.0 million, including the negative foreign currency impact of $0.8 million, for the three months ended June 30, 2013 from the comparable period in 2012. The remaining increase of $34.8 million was primarily due to Alpine acquisition revenues of $20.4 million (excluding the migration of Sykes’ legacy revenue to Alpine of $4.0 million), new contract sales of $16.1 million and higher volumes from existing contracts of $2.7 million, partially offset by end-of-life client programs of $4.4 million. Revenues from our offshore operations represented 44.5% of Americas’ revenues, compared to 50.0% for the comparable period in 2012. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our continual focus to re-price or replace certain sub-profitable target client programs.

EMEA’s revenues increased $5.9 million, including the positive foreign currency impact of $0.8 million, for the three months ended June 30, 2013 from the comparable period in 2012. The remaining increase of $5.1 million was primarily due to new contract sales of $4.8 million and higher volumes from existing contracts of $1.1 million, partially offset by end-of-life client programs of $0.8 million.

On a consolidated basis, we had 40,300 brick-and-mortar seats as of June 30, 2013, a decrease of 1,200 seats from the comparable period in 2012. This decrease in seats was driven principally by rationalization of capacity in the Americas. The capacity utilization rate on a combined basis was 75% compared to 70% in the comparable period in 2012. This increase was primarily due to program ramp ups, coupled with a reduction in overall capacity and a shift in timing of certain capacity additions to the third quarter.

On a geographic segment basis, 34,500 seats were located in the Americas, a decrease of 1,300 seats from the comparable period in 2012, and 5,800 seats were located in EMEA, an increase of 100 seats from the comparable period in 2012. The consolidated offshore seat count as of June 30, 2013 was 22,000, or 55%, of our total seats, a decrease of 1,600 seats, or 7%, from the comparable period in 2012. Capacity utilization rates as of June 30, 2013 were 74% for the Americas and 81% for EMEA, compared to 69% and 70%, respectively, in the comparable period in 2012, primarily due to seat rationalizations associated with the strategic actions in connection with the Fourth Quarter 2011 Exit Plan. We strive to attain an 85% capacity utilization metric at each of our locations.

The Company plans to add approximately 6,000 seats on a gross basis in 2013. Approximately 3,300 seats are expected to be added in the second half of 2013. Total seat count on a net basis for the full year, however, is expected to increase by approximately 1,000 seats.

Direct Salaries and Related Costs

Direct salaries and related costs increased $35.5 million, or 20.3%, to $210.1 million for the three months ended June 30, 2013 from $174.6 million in the comparable period in 2012.

On a reporting segment basis, direct salaries and related costs from the Americas segment increased $29.1 million, including the negative foreign currency impact of $0.5 million, for the three months ended June 30, 2013 from the comparable period in 2012. Direct salaries and related costs from the EMEA segment increased $6.4 million, including the negative foreign currency impact of $0.7 million, for the three months ended June 30, 2013 from the comparable period in 2012.

In the Americas segment, as a percentage of revenues, direct salaries and related costs increased to 67.2% for the three months ended June 30, 2013 from 64.4% in the comparable period in 2012. This increase of 2.8%, as a percentage of revenues, was primarily attributable to higher compensation costs of 2.2% principally driven by the ramp up for new client programs and lower demand within the healthcare vertical without a commensurate reduction in labor costs, and higher other costs of 0.6%.

In the EMEA segment, as a percentage of revenues, direct salaries and related costs increased to 78.0% for the three months ended June 30, 2013 from 73.8% in the comparable period of 2012. This increase of 4.2%, as a percentage of revenues, was primarily attributable to higher compensation costs of 6.4% principally due to the ramp up for new and existing client programs in anticipation of future demand, partially offset by lower billable supply costs of 1.2%, lower fulfillment materials costs of 0.7% and lower recruiting costs of 0.3%.

General and Administrative

General and administrative expenses increased $5.6 million, or 8.0%, to $75.2 million for the three months ended June 30, 2013 from $69.6 million in the comparable period in 2012.

On a reporting segment basis, general and administrative expenses from the Americas segment increased $4.5 million, including the negative foreign currency impact of $0.2 million, for the three months ended June 30, 2013 from the comparable period in 2012. General and administrative expenses from the EMEA segment increased $0.6 million, including the negative foreign currency impact of $0.2 million, for the three months ended June 30, 2013 from the comparable period in 2012. Corporate general and administrative expenses increased $0.5 million for the three months ended June 30, 2013 from the comparable period in 2012. This increase of $0.5 million was primarily attributable to higher compensation costs of $1.3 million, partially offset by lower legal and professional fees of $0.3 million, lower consulting costs of $0.3 million and lower other costs of $0.2 million.

In the Americas segment, as a percentage of revenues, general and administrative expenses decreased to 20.3% for the three months ended June 30, 2013 from 21.3% in the comparable period in 2012. This decrease of 1.0%, as a percentage of revenues, was primarily attributable to lower facility-related expenses of 0.7%, lower equipment and maintenance costs of 0.4% and lower communication costs of 0.2%, partially offset by higher merger and acquisition costs of 0.3%.

In the EMEA segment, as a percentage of revenues, general and administrative expenses decreased to 24.0% for the three months ended June 30, 2013 from 25.9% in the comparable period in 2012. This decrease of 1.9%, as a percentage of revenues, was primarily attributable to lower facility-related costs of 0.6%, lower communication costs of 0.6%, lower severance-related costs of 0.5%, lower compensation costs of 0.5%, all primarily due to the closure of certain sites in connection with the Fourth Quarter 2011 Exit Plan, partially offset by higher equipment and maintenance costs of 0.3%.

Depreciation, Net

Depreciation, net was $10.0 million for the three months ended June 30, 2013, compared to $9.8 million in the comparable period in 2012.

Amortization of Intangibles

Amortization of intangibles was $3.7 million for the three months ended June 30, 2013, compared to $2.0 million in the same comparable in 2012, primarily due to the additional amortization related to the intangible assets recorded as part of the August 2012 acquisition of Alpine.

Interest Income

Interest income was $0.2 million for the three months ended June 30, 2013, compared to $0.4 million in the comparable period in 2012, reflecting lower average invested balances of interest bearing investments in cash and cash equivalents.

Interest (Expense)

Interest (expense) was $(0.6) million for the three months ended June 30, 2013, compared to $(0.3) million in the comparable period in 2012, reflecting higher average outstanding borrowings primarily due to the August 2012 Alpine acquisition.

Other (Expense)

Other (expense), net, was $(0.3) million for the three months ended June 30, 2013, compared to $(0.5) million in the comparable period in 2012. The net decrease in other (expense), net, of $0.2 million was primarily attributable to an increase of $2.5 million in foreign currency forward contract gains (which were not designated as hedging instruments), partially offset by an increase of $2.0 million in realized and unrealized foreign currency transaction losses, net, and an increase of $0.3 million in other miscellaneous expense, net. Other income (expense), net, excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in “Accumulated other comprehensive income” in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Income Taxes

Income tax benefit of $0.7 million for the three months ended June 30, 2013, was based upon pre-tax book income of $4.9 million. Income tax expense of $0.5 million for the three months ended June 30, 2012, was based upon pre-tax book income of $8.3 million. The effective tax rate for the three months ended June 30, 2013 was (14.0)% compared to an effective tax rate of 6.2% for the comparable period in 2012. The decrease in the effective tax rate is primarily due to fluctuation in earnings among the various jurisdictions in which we operate.

Net Income

As a result of the foregoing, we reported income from continuing operations for the three months ended June 30, 2013 of $5.6 million, a decrease of $3.1 million from the comparable period in 2012. This decrease was principally attributable to a $35.5 million increase in direct salaries and related costs, a $5.6 million increase in general and administrative expenses, a $1.7 million increase in amortization of intangibles and a $0.2 million increase in depreciation, partially offset by a $39.9 million increase in revenues. In addition to the $3.1 million decrease in income from continuing operations, we experienced an increase in interest (expense) of $0.3 million and a decrease in interest income of $0.2 million, partially offset by a $0.2 million decrease in other (expense) and a $1.2 million decrease in income taxes, resulting in net income of $5.6 million for the three months ended June 30, 2013, a decrease of $2.2 million compared to the comparable period in 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues

For the six months ended June 30, 2013, we recognized consolidated revenues of $606.0 million, an increase of $63.1 million or 11.6%, from $542.9 million of consolidated revenues for the comparable period in 2012.

On a geographic segment basis, revenues from the Americas region, including the United States, Canada, Latin America, Australia and the Asia Pacific Rim, represented 84.2%, or $510.4 million, for the six months ended June 30, 2013, compared to 83.1%, or $451.3 million, for the comparable period in 2012. Revenues from the EMEA region, including Europe, the Middle East and Africa represented 15.8%, or $95.6 million, for the six months ended June 30, 2013, compared to 16.9%, or $91.6 million, for the comparable period in 2012.

Americas’ revenues increased $59.1 million, including the negative foreign currency impact of $0.4 million, for the six months ended June 30, 2013 from the comparable period in 2012. The remaining increase of $59.5 million was primarily due to Alpine acquisition revenues of $47.1 million (excluding the migration of Sykes’ legacy revenue to Alpine of $8.0 million), new contract sales of $22.2 million and higher volumes from existing contracts of $2.4 million, partially offset by end-of-life client programs of $12.2 million. Revenues from our offshore operations represented 43.5% of Americas’ revenues, compared to 49.4% for the comparable period in 2012. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our continual focus to re-price or replace certain sub-profitable target client programs.

EMEA’s revenues increased $4.0 million, including the positive foreign currency impact of $1.0 million, for the six months ended June 30, 2013 from the comparable period in 2012. The remaining increase of $3.0 million was primarily due to new contract sales of $5.3 million and higher volumes from existing contracts of $0.8 million, partially offset by end-of-life client programs of $3.1 million.

Direct Salaries and Related Costs

Direct salaries and related costs increased $60.7 million, or 17.2%, to $413.8 million for the six months ended June 30, 2013 from $353.1 million in the comparable period in 2012.

On a reporting segment basis, direct salaries and related costs from the Americas segment increased $56.5 million, including the negative foreign currency impact of $2.2 million, for the six months ended June 30, 2013 from the comparable period in 2012. Direct salaries and related costs from the EMEA segment increased $4.2 million, including the negative foreign currency impact of $0.9 million, for the six months ended June 30, 2013 from the comparable period in 2012.

In the Americas segment, as a percentage of revenues, direct salaries and related costs increased to 67.1% for the six months ended June 30, 2013 from 63.4% in the comparable period in 2012. This increase of 3.7%, as a percentage of revenues, was primarily attributable to higher compensation costs of 2.9% principally driven by the ramp up for new client programs and lower demand within the healthcare vertical without a commensurate reduction in labor costs, higher auto tow claim costs of 0.3% due to an increase in the average length of the tows without a commensurate increase in fees at our Canadian roadside assistance operations, higher communication costs of 0.2% and higher other costs of 0.3%.

In the EMEA segment, as a percentage of revenues, direct salaries and related costs increased to 74.6% for the six months ended June 30, 2013 from 73.2% in the comparable period of 2012. This increase of 1.4%, as a percentage of revenues, was primarily attributable to higher compensation costs of 3.8% due to the ramp up for new and existing client programs in anticipation of future demand, partially offset by lower billable supply costs of 1.3%, lower severance costs of 0.8% due to the closure of certain sites in connection with the Fourth Quarter 2011 Exit Plan and lower communication costs of 0.3%.

General and Administrative

General and administrative expenses increased $7.1 million, or 5.0%, to $149.0 million for the six months ended June 30, 2013 from $141.9 million in the comparable period in 2012.

On a reporting segment basis, general and administrative expenses from the Americas segment increased $8.4 million, including the negative foreign currency impact of $0.8 million, for the six months ended June 30, 2013 from the comparable period in 2012. General and administrative expenses from the EMEA segment decreased $0.6 million, including the negative foreign currency impact of $0.2 million, for the six months ended June 30, 2013 from the comparable period in 2012. Corporate general and administrative expenses decreased $0.7 million for the six months ended June 30, 2013 from the comparable period in 2012. This decrease of $0.7 million was primarily attributable to lower legal and professional fees of $1.0 million and lower consulting costs of $0.6 million, partially offset by higher compensation costs of $0.9 million.

In the Americas segment, as a percentage of revenues, general and administrative expenses decreased to 20.3% for the six months ended June 30, 2013 from 21.1% in the comparable period in 2012. This decrease of 0.8%, as a percentage of revenues, was primarily attributable to lower facility-related costs of 0.4%, lower equipment and maintenance costs of 0.4%, lower compensation costs of 0.3% and lower communication costs of 0.2%, partially offset by higher software maintenance costs of 0.4% and higher other costs of 0.1%.

In the EMEA segment, as a percentage of revenues, general and administrative expenses decreased to 23.5% for the six months ended June 30, 2013 from 25.1% in the comparable period in 2012. This decrease of 1.6%, as a percentage of revenues, was primarily attributable to lower severance-related costs of 0.5%, lower facility-related costs of 0.5%, lower compensation costs of 0.4% and lower communication costs of 0.4%, all primarily due to the closure of certain sites in connection with the Fourth Quarter 2011 Exit Plan, partially offset by higher travel costs of 0.2%.

Depreciation, Net

Depreciation, net was $20.2 million for the six months ended June 30, 2013, compared to $20.5 million in the comparable period in 2012.

Amortization of Intangibles

Amortization of intangibles was $7.5 million for the six months ended June 30, 2013, compared to $3.9 million in the same comparable in 2012, primarily due to the additional amortization related to the intangible assets recorded as part of the August 2012 acquisition of Alpine.

Impairment of Long-Lived Assets

We recorded a $0.1 million impairment in the Americas segment for the six months ended June 30, 2012. See Note 5, Fair Value, of the “Notes to Condensed Consolidated Financial Statements” for further information.

Interest Income

Interest income was $0.4 million for the six months ended June 30, 2013, compared to $0.7 million in the comparable period in 2012, reflecting lower average invested balances of interest bearing investments in cash and cash equivalents.

Interest (Expense)

Interest (expense) was $(1.1) million for the six months ended June 30, 2013, compared to $(0.6) million in the comparable period in 2012, reflecting higher average outstanding borrowings primarily due to the August 2012 Alpine acquisition.

Other (Expense)

Other (expense), net, was $(0.2) million for the six months ended June 30, 2013, compared to $(1.1) million in the comparable period in 2012. The net decrease in other (expense), net, of $0.9 million was primarily attributable to an increase of $2.4 million in foreign currency forward contract gains (which were not designated as hedging instruments), partially offset by an increase of $1.1 million in realized and unrealized foreign currency transaction losses, net, and a decrease of $0.4 million in other miscellaneous income, net. Other income (expense), net, excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in “Accumulated other comprehensive income” in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Income Taxes

Income tax expense of $2.5 million for the six months ended June 30, 2013, was based upon pre-tax book income of $14.6 million. Income tax expense of $3.9 million for the six months ended June 30, 2012, was based upon pre-tax book income of $22.4 million. The effective tax rate for the six months ended June 30, 2013 was 17.2% compared to an effective tax rate of 17.3% for the comparable period in 2012. In response to the American Taxpayer Relief Act of 2012 signed into law on January 2, 2013, with retroactive application to January 1, 2012, we executed offshore cash movements resulting in a $2.6 million foreign withholding tax. This withholding tax, which was included in income tax expense for the six months ended June 30, 2013, increased the effective tax rate compared to the six months ended June 30, 2012. This increase was offset by a decrease in the effective tax rate primarily due to fluctuation in earnings among the various jurisdictions in which we operate.

(Loss) from Discontinued Operations

We sold our Spanish operations in March 2012 and accounted for this transaction in accordance with Accounting Standards Codification 205-20 “Discontinued Operations”. Accordingly, we reclassified the results of operations for the six months ended June 30, 2012 to discontinued operations. The loss from discontinued operations totaled $0.8 million for the six months ended June 30, 2012. The loss on sale of discontinued operations totaled $10.7 million for the six months ended June 30, 2012. There was no tax impact on the loss from discontinued operations or loss on sale of discontinued operations.

Net Income

As a result of the foregoing, we reported income from continuing operations for the six months ended June 30, 2013 of $15.5 million, a decrease of $7.9 million from the comparable period in 2012. This decrease was principally attributable to a $60.7 million increase in direct salaries and related costs, a $7.1 million increase in general and administrative expenses and a $3.6 million increase in amortization of intangibles, partially offset by a $63.1 million increase in revenues, a $0.3 million decrease in depreciation and a $0.1 million decrease in impairment of long-lived assets. In addition to the $7.9 million decrease in income from continuing operations, we experienced an increase in interest (expense) of $0.5 million and a decrease in interest income of $0.3 million, partially offset by a $10.7 million decrease in loss on sale of discontinued operations, a $0.8 million decrease in loss from discontinued operations, a $0.9 million decrease in other (expense) and a $1.4 million decrease in income taxes, resulting in net income of $12.1 million for the six months ended June 30, 2013, an increase of $5.1 million compared to the comparable period in 2012.

Client Concentration

Our top ten clients accounted for approximately 46.5% and 46.0% of our consolidated revenues in the three and six months ended June 30, 2013, respectively, down from approximately 49.1% and 48.9% of our consolidated revenues in the three and six months ended June 30, 2012, respectively.

Total consolidated revenues included $38.7 million, or 12.7%, and $74.0 million, or 12.2%, of consolidated revenues, for the three and six months ended June 30, 2013, respectively, from AT&T Corporation, a major provider of communication services for which we provide various customer support services over several distinct lines of AT&T businesses. This included $37.9 million and $72.2 million in revenue from the Americas for the three and six months ended June 30, 2013, respectively, and $0.8 million and $1.8 million in revenue from EMEA for the three and six months ended June 30, 2013, respectively. Our next largest client, which was in the financial services vertical market, accounted for $18.8 million, or 6.2%, and $36.0 million, or 5.9%, of consolidated revenues, for the three and six months ended June 30, 2013, respectively.

The total consolidated revenues for the comparable period as it relates to our largest client were $30.8 million, or 11.6%, and $61.1 million, or 11.3%, of consolidated revenues, for the three and six months ended June 30, 2012, respectively. This included $30.1 million and $59.6 million in revenue from the Americas for the three and six months ended June 30, 2012, respectively, and $0.7 million and $1.5 million in revenue from EMEA for the three and six months ended June 30, 2012, respectively. Our next largest client, which was in the financial services vertical market, accounted for $17.7 million, or 6.7%, and $33.2 million, or 6.1%, of consolidated revenues, for the three and six months ended June 30, 2012, respectively.

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

Business Outlook

For the three months ended September 30, 2013, we anticipate the following financial results:

—	Revenues in the range of $305.0 million to $310.0 million;
—	Effective tax rate of approximately 36%;
—	Fully diluted share count of approximately 42.8 million;
—	Diluted earnings per share of approximately $0.19 to $0.22; and
—	Capital expenditures in the range of $20.0 million to $25.0 million

For the twelve months ended December 31, 2013, we anticipate the following financial results:

—	Revenues in the range of $1,230.0 million to $1,240.0 million;
—	Effective tax rate of approximately 25%;
—	Fully diluted share count of approximately 42.9 million;
—	Diluted earnings per share of approximately $0.89 to $0.98; and
—	Capital expenditures in the range of $55.0 million to $65.0 million

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

On August 18, 2011, our Board authorized us to purchase up to 5.0 million shares of our outstanding common stock (the “2011 Share Repurchase Program”). During the six months ended June 30, 2013, we repurchased 0.3 million common shares under the 2011 Share Repurchase Program at prices ranging from $15.61 to $16.00 per share for a total cost of $4.3 million. During the six months ended June 30, 2012, we repurchased 0.5 million common shares under the 2011 Share Repurchase Program at prices ranging from $13.85 to $15.00 per share for a total cost of $7.5 million. As of June 30, 2013, a total of 3.3 million shares have been repurchased under the 2011 Share Repurchase Program. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date. We may make additional discretionary stock repurchases under this program in 2013.

During the six months ended June 30, 2013, cash decreased $5.7 million from operating activities and we used $26.1 million for capital expenditures, $10.0 million to repay long-term debt, $4.3 million to repurchase common stock and $0.1 million to repurchase common stock for minimum tax withholding on equity awards. The decrease in cash was partially offset by $32.0 million in proceeds from the issuance of long-term debt, $0.1 million from proceeds from sale of property and equipment, $0.1 million from proceeds from grants, $0.1 million from proceeds from issuance of stock and $0.1 million of other, resulting in a $19.9 million decrease in available cash (including the unfavorable effects of foreign currency exchange rates on cash of $6.1 million).

Net cash flows used by operating activities for the six months ended June 30, 2013 were $5.7 million, compared to $24.9 million provided by operating activities for the comparable 2012 period. The $30.6 million decrease in net cash flows from operating activities was due to a net decrease of $29.1 million in cash flows from assets and liabilities and a $6.6 million decrease in non-cash reconciling items such as depreciation, loss on the sale of discontinued operations and deferred income taxes, partially offset by a $5.1 million increase in net income. The $29.1 million decrease in cash flows from assets and liabilities was principally a result of a $33.1 million increase in accounts receivable, $4.7 million decrease in other liabilities and a $1.4 million decrease in taxes payable, partially offset by a $7.6 million decrease in other assets and a $2.5 million increase in deferred revenue. The increase in accounts receivable is primarily due to the timing of the collection of payments as well as additional billings related to higher volumes within certain clients in the six months ended June 30, 2013 over the comparable period in 2012.

We sold our operations in Spain (the “Spanish operations”) in March 2012. Cash flows from discontinued operations were as follows (in thousands):

Six Months Ended June 30, 2012
Cash (used for) provided by operating activities of discontinued operations	$(4,530)
Cash (used for) investing activities of discontinued operations	(8,887)

Cash (used for) operating activities of discontinued operations primarily represents the cash used by the Spanish operations during the six months ended June 30, 2012. Cash (used for) investing activities of discontinued operations during the six months ended June 30, 2012 primarily represents the cash divested upon the sale of the Spanish operations. The sale of the Spanish operations resulted in a loss of $10.7 million. We do not expect the absence of the cash flows from our discontinued operations in Spain to materially affect our future liquidity and capital resources.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $26.1 million for the six months ended June 30, 2013, compared to $13.8 million for the comparable period in 2012, an increase of $12.3 million. In 2013, we anticipate capital expenditures in the range of $55.0 million to $65.0 million, primarily for new seat additions principally in the Americas, maintenance and systems infrastructure.

On May 3, 2012, we entered into a $245 million revolving credit facility (the “2012 Credit Agreement”). The 2012 Credit Agreement replaced our previous $75 million revolving credit facility dated February 2, 2010, as amended, which agreement was terminated simultaneous with entering into the 2012 Credit Agreement. The 2012 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. At June 30, 2013, we were in compliance with all loan requirements of the 2012 Credit Agreement and had $113.0 million of outstanding borrowings under this facility, with an average daily utilization of $105.8 million and $98.5 million for the three and six months ended June 30, 2013, respectively (none in the comparable periods in 2012). During the three and six months ended June 30, 2013, the related interest expense, excluding amortization of deferred loan fees, under our credit agreements was $0.4 million and $0.7 million, respectively, which represented a weighted average interest rate of 1.5% and 1.5%, respectively (none in the comparable periods in 2012).

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

In April 2012, we received an assessment for the Canadian 2003-2006 audit for which we filed a Notice of Objection in July 2012. A request for Competent Authority Assistance was filed with the Canadian Revenue Agency in June 2013. As required by the Notice of Objection process, we paid mandatory security deposits in the amount of $14.1 million to the Canadian taxing authorities during 2012. In January 2013, we received a partial assessment for the Canadian 2007-2009 audit. We paid the Canadian Revenue Agency an additional security deposit of $0.3 million for the 2007 tax year. These deposits are included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012. Although the outcome of examinations by taxing authorities is always uncertain, we believe we are adequately reserved for these audits and that resolution is not expected to have a material impact on our financial condition and results of operations.

As of June 30, 2013, we had $167.4 million in cash and cash equivalents, of which approximately 97.5% or $163.3 million, was held in international operations and is deemed to be indefinitely reinvested offshore. These funds may be subject to additional taxes if repatriated to the United States, including withholding tax applied by the country of origin and an incremental U.S. income tax, net of allowable foreign tax credits. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions. We do not intend nor currently foresee a need to repatriate these funds. We expect our current domestic cash levels and cash flows from operations to be adequate to meet our domestic anticipated working capital needs, including investment activities such as capital expenditures and debt repayment for the next twelve months and the foreseeable future. However, from time to time, we may borrow funds under our 2012 Credit Agreement as a result of the timing of our working capital needs, including capital expenditures. Additionally, we expect our current foreign cash levels and cash flows from foreign operations to be adequate to meet our foreign anticipated working capital needs, including investment activities such as capital expenditures for the next twelve months and the foreseeable future.

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

Off-Balance Sheet Arrangements and Other

At June 30, 2013, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table summarizes the material changes to our contractual cash obligations as of June 30, 2013, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years	Other
Operating leases(1)	$12,494	$982	$5,850	$3,221	$2,441	$-
Purchase obligations(2)	8,270	2,612	4,967	691	-	-
Long-term debt (3)	22,000	-	-	22,000	-	-

	$42,764	$3,594	$10,817	$25,912	$2,441	$-

(1)	Amounts represent the expected cash payments under our operating leases.
(2)

Amounts represent the expected cash payments under our purchase obligations, which include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(3)	Amount represents additional borrowings under our revolving credit facility since December 31, 2012. (See Note 11 to the accompanying Condensed Consolidated Financial Statements.)

Except for the contractual obligations mentioned above, there have not been any material changes to the outstanding contractual obligations from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 1, 2013.

Critical Accounting Estimates

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and Form 10-K for the year ended December 31, 2012 filed on March 1, 2013 for a discussion of our critical accounting estimates.

There have been no material changes to our critical accounting estimates in 2013.

New Accounting Standards Not Yet Adopted

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05 “Foreign Currency Matters (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). The amendments in ASU 2013-05 indicates that a cumulative translation adjustment (“CTA”) is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. Thus, the entire amount of the CTA associated with the foreign entity would be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, a loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated), or a step acquisition for a foreign entity (i.e., when an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity). ASU 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. The amendments in ASU 2013-05 are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. We do not expect the adoption of ASU 2013-05 to materially impact our financial condition, results of operations and cash flows.

In July 2013, the FASB issued ASU 2013-11 “Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The amendments in ASU 2013-11 indicate that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We do not expect the adoption of ASU 2013-11 to materially impact our financial condition, results of operations and cash flows.

Unless we need to clarify a point to readers, we will refrain from citing specific section references when discussing the application of accounting principles or addressing new or pending accounting rule changes.

U.S. Healthcare Reform Acts

In March 2010, the President of the United States signed into law comprehensive healthcare reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the “Acts”). The Acts contain provisions that could materially impact our healthcare costs in the future, thus adversely affecting our profitability. The Internal Revenue Service recently announced that the employer mandate provisions of the Acts will be delayed until 2015 and the promised additional guidance has yet to be issued. As a result of this announcement, we are evaluating the potential impact of the Acts on our financial condition, results of operations and cash flows for 2014.

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

In order to hedge a portion of our anticipated cash flow requirements denominated in PHP, CRC, HUF and RON we had outstanding forward contracts and options as of June 30, 2013 with counterparties through October 2014 with notional amounts totaling $209.4 million. As of June 30, 2013, we had net total derivative liabilities associated with these contracts with a fair value of $2.2 million, which will settle within the next 16 months. If the USD was to weaken against the PHP and CRC and the EUR was to weaken against the HUF and RON by 10% from current period-end levels, we would incur a loss of approximately $18.0 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We entered into forward exchange contracts with notional amounts totaling $32.7 million to hedge net investments in our foreign operations. The purpose of these derivative instruments is to protect against the risk that the net assets of certain foreign subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to our foreign currency-based investments in these subsidiaries. As of June 30, 2013, the fair value of these derivatives was a net receivable of $0.1 million. The potential loss in fair value at June 30, 2013, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $3.2 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We also entered into forward exchange contracts with notional amounts totaling $39.0 million that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of June 30, 2013, the fair value of these derivatives was a net asset of $0.3 million. The potential loss in fair value at June 30, 2013, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $4.9 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of June 30, 2013, we had $113.0 million in borrowings outstanding under the revolving credit facility. Based on our level of variable rate debt outstanding during the three and six months ended June 30, 2013, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had an impact of $0.3 million and $0.5 million, respectively, on our results of operations.

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

Item 4.  Controls and Procedures

As of June 30, 2013, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of June 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except for the change discussed under “Change in Internal Control over Financial Reporting” below.

Change in Internal Control over Financial Reporting

On August 20, 2012, we acquired Alpine. We have excluded Alpine from our assessment of the effectiveness of our internal control over financial reporting as of June 30, 2013 as we are currently integrating policies, processes, people, technology and operations for the combined companies. Management will continue to evaluate our internal control over financial reporting as we execute our integration activities.

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

Item 1A.  Risk Factors

For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 1, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock repurchases for the three months ended June 30, 2013 (in thousands, except average price per share). See Note 14, Earnings Per Share, of “Notes to Condensed Consolidated Financial Statements” for information regarding our stock repurchase program.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs

April 1, 2013 - April 30, 2013	-	$-	-	1,969
May 1, 2013 - May 31, 2013	272	$15.78	272	1,697
June 1, 2013 - June 30, 2013	-	$-	-	1,697

Total	272		272	1,697

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

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: August 6, 2013	By: /s/ W. Michael Kipphut
W. Michael Kipphut Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number
15	Awareness letter.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document