Form 10-Q
period 2013-09-30
SYKES ENTERPRISES INC
filed 2013-11-05
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Yes  ☐                 No  ☒

As of October 30, 2013, there were 43,978,408 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	September 30, 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$196,735	$187,322
Receivables, net	274,207	247,633
Prepaid expenses	17,233	12,370
Other current assets	21,280	20,017

Total current assets	509,455	467,342
Property and equipment, net	114,868	101,295
Goodwill, net	201,514	204,231
Intangibles, net	80,189	92,037
Deferred charges and other assets	43,865	43,784

	$949,891	$908,689

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$23,432	$24,985
Accrued employee compensation and benefits	78,487	73,103
Current deferred income tax liabilities	916	92
Income taxes payable	1,880	800
Deferred revenue	37,187	34,283
Other accrued expenses and current liabilities	32,647	31,320

Total current liabilities	174,549	164,583
Deferred grants	7,040	7,607
Long-term debt	105,000	91,000
Long-term income tax liabilities	25,192	26,162
Other long-term liabilities	12,889	13,073

Total liabilities	324,670	302,425

Commitments and loss contingency (Note 15)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value, 200,000 shares authorized; 44,048 and 43,790 shares issued, respectively	440	438
Additional paid-in capital	278,992	277,192
Retained earnings	339,067	315,187
Accumulated other comprehensive income	9,519	14,856
Treasury stock at cost: 191 shares and 108 shares, respectively	(2,797)	(1,409)

Total shareholders’ equity	625,221	606,264

	$949,891	$908,689

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012

Revenues	$322,143	$280,526	$928,122	$823,426

Operating expenses:
Direct salaries and related costs	215,001	183,628	628,848	536,758
General and administrative	73,987	75,747	222,967	217,653
Depreciation, net	10,677	9,583	30,863	30,033
Amortization of intangibles	3,699	2,774	11,171	6,644
Impairment of long-lived assets	-	122	-	271

Total operating expenses	303,364	271,854	893,849	791,359

Income from continuing operations	18,779	8,672	34,273	32,067

Other income (expense):
Interest income	216	297	648	1,015
Interest (expense)	(630)	(421)	(1,716)	(1,049)
Other income (expense)	356	(715)	142	(1,804)

Total other income (expense)	(58)	(839)	(926)	(1,838)

Income from continuing operations before income taxes	18,721	7,833	33,347	30,229
Income taxes	4,575	(309)	7,087	3,569

Income from continuing operations, net of taxes	14,146	8,142	26,260	26,660
(Loss) from discontinued operations, net of taxes	-	-	-	(820)
(Loss) on sale of discontinued operations, net of taxes	-	-	-	(10,707)

Net income	$14,146	$8,142	$26,260	$15,133

Net income (loss) per common share:
Basic:
Continuing operations	$0.33	$0.19	$0.61	$0.62
Discontinued operations	-	-	-	(0.27)

Net income (loss) per common share	$0.33	$0.19	$0.61	$0.35

Diluted:
Continuing operations	$0.33	$0.19	$0.61	$0.62
Discontinued operations	-	-	-	(0.27)

Net income (loss) per common share	$0.33	$0.19	$0.61	$0.35

Weighted average common shares outstanding:
Basic	42,785	43,014	42,918	43,130
Diluted	42,836	43,031	42,948	43,179

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Net income	$14,146	$8,142	$26,260	$15,133

Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss), net of taxes	7,200	5,802	(2,905)	7,977
Unrealized gain (loss) on net investment hedge, net of taxes	(797)	-	(774)	-
Unrealized actuarial gain (loss) related to pension liability, net of taxes	(27)	(5)	(123)	16
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	827	(1,369)	(1,351)	1,339
Unrealized gain (loss) on postretirement obligation, net of taxes	(95)	(5)	(184)	44

Other comprehensive income (loss), net of taxes	7,108	4,423	(5,337)	9,376

Comprehensive income (loss)	$21,254	$12,565	$20,923	$24,509

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Nine Months Ended September 30, 2013

(Unaudited)

	Common Stock				Accumulated Other

(in thousands)	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2012	43,790	$438	$277,192	$315,187	$14,856	$(1,409)	$606,264
Issuance of common stock	10	-	59	-	-	-	59
Stock-based compensation expense	-	-	3,581	-	-	-	3,581
Excess tax benefit (deficiency) from stock-based compensation	-	-	(34)	-	-	-	(34)
Vesting of common stock and restricted stock under equity award plans, net of forfeitures	520	5	105	-	-	(203)	(93)
Repurchase of common stock	-	-	-	-	-	(5,479)	(5,479)
Retirement of treasury stock	(272)	(3)	(1,911)	(2,380)	-	4,294	-
Comprehensive income (loss)	-	-	-	26,260	(5,337)	-	20,923

Balance at September 30, 2013	44,048	$440	$278,992	$339,067	$9,519	$(2,797)	$625,221

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$26,260	$15,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,620	30,827
Amortization of intangibles	11,171	6,644
Amortization of deferred grants	(859)	(794)
Impairment losses	-	271
Unrealized foreign currency transaction (gains) losses, net	4,496	(646)
Stock-based compensation expense	3,581	3,111
Deferred income tax provision (benefit)	(801)	(3,981)
Net (gain) loss on disposal of property and equipment	60	83
Bad debt expense	398	806
Unrealized (gains) losses on financial instruments, net	201	(584)
Amortization of deferred loan fees	194	303
Loss on sale of discontinued operations	-	10,707
Other	74	219

Changes in assets and liabilities, net of acquisition:
Receivables	(25,912)	(9,955)
Prepaid expenses	(4,723)	98
Other current assets	(2,000)	5,198
Deferred charges and other assets	(938)	(11,568)
Accounts payable	(1,958)	(2,206)
Income taxes receivable / payable	(2,080)	1,950
Accrued employee compensation and benefits	6,304	8,842
Other accrued expenses and current liabilities	337	7,193
Deferred revenue	4,011	2,486
Other long-term liabilities	1,086	(8,803)

Net cash provided by operating activities	50,522	55,334

Cash flows from investing activities:
Capital expenditures	(45,647)	(26,355)
Cash paid for business acquisition, net of cash acquired	-	(147,094)
Proceeds from sale of property and equipment	89	422
Investment in restricted cash	(262)	(63)
Release of restricted cash	-	356
Cash divested on sale of discontinued operations	-	(9,100)
Other	-	228

Net cash (used for) investing activities	(45,820)	(181,606)

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Nine Months Ended September 30,
(in thousands)	2013	2012
Cash flows from financing activities:
Payments of long-term debt	(18,000)	(10,000)
Proceeds from issuance of long-term debt	32,000	108,000
Proceeds from issuance of common stock	59	-
Cash paid for repurchase of common stock	(5,479)	(7,908)
Proceeds from grants	151	88
Shares repurchased for minimum tax withholding on equity awards	(93)	(1,412)
Cash paid for loan fees related to long-term debt	-	(857)

Net cash provided by financing activities	8,638	87,911

Effects of exchange rates on cash	(3,927)	3,807

Net increase (decrease) in cash and cash equivalents	9,413	(34,554)

Cash and cash equivalents – beginning	187,322	211,122

Cash and cash equivalents – ending	$196,735	$176,568

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$1,593	$1,726
Cash paid during period for income taxes	$12,304	$25,673

Non-cash transactions:
Property and equipment additions in accounts payable	$4,433	$3,427
Unrealized gain (loss) on postretirement obligation in accumulated other comprehensive income (loss)	$(184)	$44

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2013 and 2012

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

Discontinued Operations — In March 2012, the Company sold its operations in Spain (the “Spanish operations”), pursuant to an asset purchase agreement dated March 29, 2012 and a stock purchase agreement dated March 30, 2012. The Company reflected the operating results related to the Spanish operations as discontinued operations in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2012. Cash flows from discontinued operations are included in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012. See Note 3, Discontinued Operations, for additional information on the sale of the Spanish operations.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2013. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”).

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

Goodwill — The Company accounts for goodwill and other intangible assets under Accounting Standards Codification (“ASC”) 350 “Intangibles — Goodwill and Other” (“ASC 350”). The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time. For goodwill and other intangible assets with indefinite lives not subject to amortization, the Company reviews goodwill and intangible assets for impairment at least annually in the third quarter, and more frequently in the presence of certain circumstances. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if the Company concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the Company is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values, as appropriate, and an analysis of our market capitalization. Under ASC 350, the carrying value of assets is calculated at the reporting unit. If the fair value of the reporting unit is less than its carrying value, goodwill is considered impaired and an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

The Company elected to forgo the option to first assess qualitative factors and completed its annual two-step goodwill impairment test during the three months ended September 30, 2013, which included the consideration of certain economic factors, and determined that the fair value of each reporting unit was substantially in excess of its carrying value and goodwill was not impaired.

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

New Accounting Standards Recently Adopted

In December 2011, the FASB issued ASU 2011-11 “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The amendments in ASU 2011-11 enhanced disclosures by requiring improved information about financial and derivative instruments that are either 1) offset (netting assets and liabilities) in accordance with Section 210-20-45 or Section 815-10-45 of the FASB Accounting Standards Codification (“ASC”) or 2) subject to an enforceable master netting arrangement or similar agreement. The amendments in ASU 2011-11 are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those years. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 as of January 1, 2013 did not have a material impact on the financial condition, results of operations and cash flows of the Company. See Note 7, Financial Derivatives, for further information.

In July 2012, the FASB issued ASU 2012-02 “Intangibles – Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). The amendments in ASU 2012-02 provide entities with the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. Under the amendments in ASU 2012-02, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 on January 1, 2013 did not have a material impact on the financial condition, results of operations and cash flows of the Company. See “Goodwill” in this Note 1 for further information.

In January 2013, the FASB issued ASU 2013-01 “Balance Sheet (Topic 210) Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). The amendments in ASU 2013-01 clarify which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. ASU 2013-01 addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to the financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under International Financial Reporting Standards (“IFRS”). The amendments in ASU 2013-01 are effective for fiscal years beginning on or after January 1, 2013. Retrospective application is required for any period presented that begins before the entity’s initial application of the new requirements. The adoption of ASU 2013-01 as of January 1, 2013 did not have a material impact on the financial condition, results of operations and cash flows of the Company. See Note 7, Financial Derivatives, for further information.

In February 2013, the FASB issued ASU 2013-02 “Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in ASU 2013-02 are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 as of January 1, 2013 did not have a material impact on the financial condition, results of operations and cash flows of the Company. See Note 12, Accumulated Other Comprehensive Income (Loss), for further information.

Note 2. Acquisition of Alpine Access, Inc.

On August 20, 2012, the Company acquired 100% of the outstanding common shares and voting interest of Alpine, pursuant to the terms of the merger agreement. Alpine, an industry leader in the at-home agent space, provides award-winning customer contact management services through a secured and proprietary virtual call center environment with its operations located in the United States (“U.S.”) and Canada. The results of Alpine’s operations have been included in the Company’s consolidated financial statements since its acquisition on August 20, 2012. The Company acquired Alpine to: create significant competitive differentiation for quality, speed to market, scalability and flexibility driven by proprietary, internally-developed software, systems, processes and other intellectual property, which uniquely overcome the challenges of the at-home delivery model; strengthen the Company’s current service portfolio and go-to-market offering while expanding the breadth of clients with minimal client overlap; broaden the addressable market opportunity within existing and new verticals as well as clients; expand the addressable pool of skilled labor; leverage operational best practices across the Company’s global platform, with the potential to convert more of its fixed cost to variable cost; and further enhance the growth and margin profile of the Company to drive shareholder value. This resulted in the Company paying a substantial premium for Alpine resulting in the recognition of goodwill.

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

The fair value of receivables purchased was $11.8 million, with a gross contractual amount of $11.8 million.

The amount of Alpine’s revenues and net loss since the August 20, 2012 acquisition date, included in the Company’s accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 were as follows (in thousands):

From August 20, 2012 Through September 30, 2012
Revenues	$10,095

(Loss) from continuing operations before income taxes	$(1,935)

(Loss) from continuing operations, net of taxes	$(1,907)

The loss from continuing operations before income taxes of $1.9 million includes $1.3 million in severance costs, depreciation resulting from the adjustment to fair value of the acquired property and equipment, and amortization of the fair values of the acquired intangibles.

The following table presents the unaudited pro forma combined revenues and net earnings as if Alpine had been included in the consolidated results of the Company for the entire three and nine month periods ended September 30, 2012. The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on January 1, 2012 (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Revenues	$292,580	$885,878

Income from continuing operations, net of taxes	$9,622	$24,296

Income from continuing operations per common share:

Basic	$0.22	$0.57

Diluted	$0.22	$0.57

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

Merger and integration costs associated with Alpine were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Severance costs: (1)
Americas	$(7)	$-	$526	$-

	(7)	-	526	-

Severance costs: (2)
Americas	4	320	985	320
Corporate	-	377	159	377

	4	697	1,144	697
Transaction and integration costs: (2)
Corporate	73	3,045	444	3,095

	73	3,045	444	3,095

Total merger and integration costs	$70	$3,742	$2,114	$3,792

(1)	Included in “Direct salaries and related costs” in the accompanying Condensed Consolidated Statements of Operations.
(2)	Included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.

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

The Company reflected the operating results related to the Spanish operations as discontinued operations in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2012. Cash flows from discontinued operations are included in the accompanying Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012. This business was historically reported by the Company as part of the EMEA segment.

The results of the Spanish operations included in discontinued operations were as follows (none in the comparable periods in 2013) (in thousands):

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

The major costs estimated to be incurred as a result of these actions are program transfer costs, facility-related costs (primarily consisting of those costs associated with the real estate leases), and impairments of long-lived assets (primarily leasehold improvements and equipment) estimated at $1.9 million as of September 30, 2013 ($1.9 million at December 31, 2012). The Company recorded $0.5 million of the costs associated with these actions as non-cash impairment charges, while approximately $1.4 million represents cash expenditures for program transfer and facility-related costs, including obligations under the leases, the last of which ends in February 2017. The Company has paid $0.8 million in cash through September 30, 2013 under the Fourth Quarter 2011 Exit Plan in the Americas.

The following tables summarize the accrued liability associated with the Americas Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges for the three months ended September 30, 2013 and 2012 (in thousands):

	Beginning Accrual at July 1, 2013	Charges (Reversals) for the Three Months Ended September 30, 2013 (1)	Cash Payments	Other Non-Cash Changes	Ending Accrual at September 30, 2013
Lease obligations and facility exit costs	$606	$-	$(53)	$-	$553

	Beginning Accrual at July 1, 2012	Charges (Reversals) for the Three Months Ended September 30, 2012 (1)	Cash Payments	Other Non-Cash Changes	Ending Accrual at September 30, 2012
Lease obligations and facility exit costs	$598	$418	$(281)	$-	$735

(1)

During 2012, the Company recorded additional charges due to a change in estimate in lease obligations and facility exit costs, which are included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

The following tables summarize the accrued liability associated with the Americas Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges for the nine months ended September 30, 2013 and 2012 (in thousands):

	Beginning Accrual at January 1, 2013	Charges (Reversals) for the Nine Months Ended September 30, 2013 (1)	Cash Payments	Other Non-Cash Changes	Ending Accrual at September 30, 2013
Lease obligations and facility exit costs	$682	$-	$(129)	$-	$553

	Beginning Accrual at January 1, 2012	Charges (Reversals) for the Nine Months Ended September 30, 2012 (1)	Cash Payments	Other Non-Cash Changes	Ending Accrual at September 30, 2012
Lease obligations and facility exit costs	$-	$1,074	$(339)	$-	$735

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

The major costs estimated to be incurred as a result of these actions are facility-related costs (primarily consisting of those costs associated with the real estate leases), impairments of long-lived assets (primarily leasehold improvements and equipment) and anticipated severance-related costs estimated at $6.7 million as of September 30, 2013 ($6.7 million as of December 31, 2012). The Company recorded $0.5 million of the costs associated with these actions as non-cash impairment charges, while approximately $6.2 million represents cash expenditures for severance and related costs and facility-related costs, primarily rent obligations to be paid through the remainder of the noncancelable term of the leases, the last of which ended in March 2013. The Company has paid $5.9 million in cash through September 30, 2013 under the Fourth Quarter 2011 Exit Plan in EMEA.

The following tables summarize the accrued liability associated with EMEA’s Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges for the three months ended September 30, 2013 and 2012 (in thousands):

	Beginning Accrual at July 1, 2013	Charges (Reversals) for the Three Months Ended September 30, 2013 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at September 30, 2013
Lease obligations and facility exit costs	$-	$-	$-	$-	$-
Severance and related costs	184	(62)	-	7	129
Legal-related costs	5	(5)	-	-	-

	$189	$(67)	$-	$7	$129

	Beginning Accrual at July 1, 2012	Charges (Reversals) for the Three Months Ended September 30, 2012 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at September 30, 2012
Lease obligations and facility exit costs	$565	$-	$(5)	$8	$568
Severance and related costs	3,320	151	(2,886)	(17)	568
Legal-related costs	5	12	(16)	(1)	-

	$3,890	$163	$(2,907)	$(10)	$1,136

(1)

During 2013, the Company reversed accruals related to the final settlement of severance and related costs and legal-related costs for the Amsterdam site, which reduced “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations. During 2012, the Company recorded additional severance and related costs and legal-related costs, which are included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

(2)	Effect of foreign currency translation.

The following tables summarize the accrued liability associated with EMEA’s Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges for the nine months ended September 30, 2013 and 2012 (in thousands):

	Beginning Accrual at January 1, 2013	Charges (Reversals) for the Nine Months Ended September 30, 2013 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at September 30, 2013
Lease obligations and facility exit costs	$-	$-	$-	$-	$-
Severance and related costs	187	(56)	(8)	6	129
Legal-related costs	10	(1)	(10)	1	-

	$197	$(57)	$(18)	$7	$129

	Beginning Accrual at January 1, 2012	Charges (Reversals) for the Nine Months Ended September 30, 2012 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at September 30, 2012
Lease obligations and facility exit costs	$577	$-	$(5)	$(4)	$568
Severance and related costs	4,470	1,093	(4,898)	(97)	568
Legal related costs	13	83	(95)	(1)	-

	$5,060	$1,176	$(4,998)	$(102)	$1,136

(1)

During 2013, the Company reversed accruals related to the final settlement of severance and related costs and legal-related costs for the Amsterdam site, which reduced “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations. Additionally, during 2013 and 2012, the Company recorded additional severance and related costs and legal-related costs.

(2)	Effect of foreign currency translation.

The Company charged $0.7 million to “Direct salaries and related costs” for severance and related costs and $0.5 million to “General and administrative” costs for lease obligations and facility exit costs, severance and related costs and legal-related costs in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2012.

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

The major costs incurred as a result of these actions were facility-related costs (primarily consisting of those costs associated with the real estate leases), impairments of long-lived assets (primarily leasehold improvements and equipment) and severance-related costs totaling $2.2 million as of September 30, 2013 ($2.2 million as of December 31, 2012). The Company recorded $0.2 million of the costs associated with the Fourth Quarter 2010 Exit Plan as non-cash impairment charges. Approximately $1.8 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ends in March 2014, and $0.2 million represents cash expenditures for severance-related costs. The Company has paid $1.7 million in cash through September 30, 2013 under the Fourth Quarter 2010 Exit Plan.

The following tables summarize the accrued liability associated with the Fourth Quarter 2010 Exit Plan’s exit or disposal activities and related charges during the three months ended September 30, 2013 and 2012 (in thousands):

	Beginning Accrual at July 1, 2013	Charges (Reversals) for the Three Months Ended September 30, 2013	Cash Payments	Other Non-Cash Changes (1)	Ending Accrual at September 30, 2013
Lease obligations and facility exit costs	$356	$-	$(145)	$9	$220

	Beginning Accrual at July 1, 2012	Charges (Reversals) for the Three Months Ended September 30, 2012	Cash Payments	Other Non-Cash Changes (1)	Ending Accrual at September 30, 2012
Lease obligations and facility exit costs	$656	$-	$(66)	$5	$595

(1)	Effect of foreign currency translation.

The following tables summarize the accrued liability associated with the Fourth Quarter 2010 Exit Plan’s exit or disposal activities and related charges during the nine months ended September 30, 2013 and 2012 (in thousands):

	Beginning Accrual at January 1, 2013	Charges (Reversals) for the Nine Months Ended September 30, 2013	Cash Payments	Other Non-Cash Changes (1)	Ending Accrual at September 30, 2013
Lease obligations and facility exit costs	$539	$-	$(325)	$6	$220

	Beginning Accrual at January 1, 2012	Charges (Reversals) for the Nine Months Ended September 30, 2012	Cash Payments	Other Non-Cash Changes (1)	Ending Accrual at September 30, 2012
Lease obligations and facility exit costs	$835	$-	$(229)	$(11)	$595

(1)	Effect of foreign currency translation.

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

The major costs incurred as a result of these actions were impairments of long-lived assets (primarily leasehold improvements) and facility-related costs (primarily consisting of those costs associated with the real estate leases) estimated at $10.5 million as of September 30, 2013 ($10.5 million as of December 31, 2012), all of which are in the Americas segment. The Company recorded $3.8 million of the costs associated with the Third Quarter 2010 Exit Plan as non-cash impairment charges. The remaining $6.7 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ends in February 2017. The Company has paid $4.7 million in cash through September 30, 2013 under the Third Quarter 2010 Exit Plan.

The following tables summarize the accrued liability associated with the Third Quarter 2010 Exit Plan’s exit or disposal activities and related charges for the three months ended September 30, 2013 and 2012 (in thousands):

	Beginning Accrual at July 1, 2013	Charges (Reversals) for the Three Months Ended September 30, 2013	Cash Payments	Other Non-Cash Changes	Ending Accrual at September 30, 2013
Lease obligations and facility exit costs	$2,165	$-	$(166)	$-	$1,999

	Beginning Accrual at July 1, 2012	Charges (Reversals) for the Three Months Ended September 30, 2012	Cash Payments	Other Non-Cash Changes	Ending Accrual at September 30, 2012
Lease obligations and facility exit costs	$2,755	$-	$(146)	$-	$2,609

The following tables summarize the accrued liability associated with the Third Quarter 2010 Exit Plan’s exit or disposal activities and related charges for the nine months ended September 30, 2013 and 2012 (in thousands):

	Beginning Accrual at January 1, 2013	Charges (Reversals) for the Nine Months Ended September 30, 2013	Cash Payments	Other Non-Cash Changes (1)	Ending Accrual at September 30, 2013
Lease obligations and facility exit costs	$2,551	$-	$(550)	$(2)	$1,999

	Beginning Accrual at January 1, 2012	Charges (Reversals) for the Nine Months Ended September 30, 2012	Cash Payments	Other Non-Cash Changes (1)	Ending Accrual at September 30, 2012
Lease obligations and facility exit costs	$3,427	$-	$(818)	$-	$2,609

(1)	Effect of foreign currency translation.

Restructuring Liability Classification

The following table summarizes the Company’s short-term and long-term accrued liabilities associated with its exit and disposal activities, by plan, as of September 30, 2013 and December 31, 2012 (in thousands):

	Americas Fourth Quarter 2011 Exit Plan	EMEA Fourth Quarter 2011 Exit Plan	Fourth Quarter 2010 Exit Plan	Third Quarter 2010 Exit Plan	Total
September 30, 2013
Short-term accrued restructuring liability (1)	$135	$129	$220	$497	$981
Long-term accrued restructuring liability (2)	418	-	-	1,502	1,920

Ending accrual at September 30, 2013	$553	$129	$220	$1,999	$2,901

December 31, 2012
Short-term accrued restructuring liability (1)	$138	$197	$448	$618	$1,401
Long-term accrued restructuring liability (2)	544	-	91	1,933	2,568

Ending accrual at December 31, 2012	$682	$197	$539	$2,551	$3,969

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

Investments Held in Rabbi Trust — The investment assets of the rabbi trust are valued using quoted market prices in active markets, which are classified in Level 1 of the fair value hierarchy. For additional information about the deferred compensation plan, refer to Note 8, Investments Held in Rabbi Trust, and Note 17, Stock-Based Compensation.

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

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following (in thousands):

		Fair Value Measurements at September 30, 2013 Using:
		Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		September 30, 2013	Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents”	(1)	$7,763	$7,763	$-	$-
Money market funds and open-end mutual funds in “Deferred charges and other assets”	(1)	11	11	-	-
Foreign currency forward and option contracts	(2)	2,299	-	2,299	-
Foreign currency forward contracts	(3)	500	-	500	-
Equity investments held in a rabbi trust for the Deferred Compensation Plan	(4)	4,628	4,628	-	-
Debt investments held in a rabbi trust for the Deferred Compensation Plan	(4)	1,166	1,166	-	-
Guaranteed investment certificates	(5)	80	-	80	-

		$16,447	$13,568	$2,879	$-

Liabilities:
Long-term debt	(6)	$105,000	$-	$105,000	$-
Foreign currency forward and option contracts	(7)	4,478	-	4,478	-

		$109,478	$-	$109,478	$-

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

(6)   Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet. See Note 7.

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs, like those associated with acquired businesses, including goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired. The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at December 31, 2012 (none at September 30, 2013).

The following table summarizes the total impairment losses related to nonrecurring fair value measurements of certain assets (no liabilities) subject to the requirements of ASC 820 (in thousands):

	Total Impairment (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Americas:
Property and equipment, net	$-	$(122)	$-	$(271)

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

Note 6.   Intangible Assets

The following table presents the Company’s purchased intangible assets as of September 30, 2013 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$103,498	$(32,943)	$70,555	8
Trade name	11,600	(2,472)	9,128	8
Non-compete agreements	1,224	(929)	295	2
Proprietary software	850	(839)	11	2
Favorable lease agreement	450	(250)	200	2

	$117,622	$(37,433)	$80,189	8

The following table presents the Company’s purchased intangible assets as of December 31, 2012 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$104,483	$(23,552)	$80,931	8
Trade name	11,600	(1,451)	10,149	8
Non-compete agreements	1,229	(681)	548	2
Proprietary software	850	(810)	40	2
Favorable lease agreement	450	(81)	369	2

	$118,612	$(26,575)	$92,037	8

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to September 30, 2013, is as follows (in thousands):

Years Ending December 31,	Amount

2013 (remaining three months)	$3,680
2014	14,587
2015	14,229
2016	14,229
2017	14,229
2018	7,668
2019 and thereafter	11,567

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

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	September 30, 2013	December 31, 2012

Deferred gains (losses) in AOCI	$(2,136)	$(512)
Tax on deferred gains (losses) in AOCI	215	(58)

Deferred gains (losses) in AOCI, net of taxes	$(1,921)	$(570)

Deferred gains (losses) expected to be reclassified to “Revenues” from AOCI during the next twelve months	$(2,450)

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

The Company had the following outstanding foreign currency forward contracts and options (in thousands):

	As of September 30, 2013		As of December 31, 2012
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges: (1)
Options:
Philippine Pesos	$77,000	December 2014	$71,000	September 2013

Forwards:
Philippine Pesos	62,850	July 2014	5,000	August 2013
Costa Rican Colones	44,250	August 2014	60,750	December 2013
Hungarian Forints	2,164	January 2014	4,744	January 2014
Romanian Leis	2,435	January 2014	6,895	January 2014

Net investment hedges: (2)
Forwards:
Euros	32,657	September 2014	-	-

Non-designated hedges: (3)
Forwards	70,176	March 2014	41,799	June 2013

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

As of September 30, 2013, the maximum amount of loss due to credit risk that the Company would incur if parties to the financial instruments that make up the concentration failed to perform according to the terms of the contracts was $2.8 million, based on the gross fair value of the financial instruments.

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Derivative Assets
	September 30, 2013	December 31, 2012
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (1)	$1,364	$1,080
Foreign currency forward and option contracts (2)	500	14

	1,864	1,094

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts(1)	935	914

Total derivative assets	$2,799	$2,008

	Derivative Liabilities
	September 30, 2013	December 31, 2012
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (3)	$3,184	$904
Foreign currency forward and option contracts (4)	-	8

	3,184	912

Derivatives designated as a net investment hedge under ASC 815:
Foreign currency forward contracts (3)	$1,191	$-

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (3)	103	62

Total derivative liabilities	$4,478	$974

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

(4)    Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The following tables present the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the three months ended September 30, 2013 and 2012 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From Accumulated AOCI Into “Revenues” (Effective Portion)		Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion)
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$145	$127	$(795)	$1,631	$125	$-

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	(1,227)	-	-	-	-	-

Foreign currency forward and option contracts	$(1,082)	$127	$(795)	$1,631	$125	$-

	Gain (Loss) Recognized in “Other income and (expense)” on Derivatives
	September 30,
	2013	2012
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	$546	$(849)

The following tables present the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the nine months ended September 30, 2013 and 2012 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From Accumulated AOCI Into “Revenues” (Effective Portion)		Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion)
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$(1,599)	$4,090	$4	$2,290	$100	$17

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	(1,191)	-	-	-	-	-

Foreign currency forward and option contracts	$(2,790)	$4,090	$4	$2,290	$100	$17

	Gain (Loss) Recognized in “Other income and (expense)” on Derivatives
	September 30,
	2013	2012
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	$2,776	$(1,046)

Note 8.  Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	September 30, 2013		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$4,493	$5,794	$4,812	$5,261

The mutual funds held in the rabbi trusts were 80% equity-based and 20% debt-based as of September 30, 2013. Net investment income (losses), included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross realized gains from sale of trading securities	$27	$58	$139	$139
Gross realized (losses) from sale of trading securities	-	-	(8)	(1)
Dividend and interest income	(12)	11	6	31
Net unrealized holding gains (losses)	293	189	489	353

Net investment income (losses)	$308	$258	$626	$522

Note 9. Deferred Revenue

The components of deferred revenue consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Future service	$26,821	$25,074
Estimated potential penalties and holdbacks	10,366	9,209

	$37,187	$34,283

Note 10. Deferred Grants

The components of deferred grants consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Property grants	$6,565	$7,270
Employment grants	475	337

Total long-term deferred grants (1)	$7,040	$7,607

(1) Included in “Deferred grants” in the accompanying Condensed Consolidated Balance Sheets.

Amortization of the Company’s property grants included as a reduction to “Depreciation, net” and amortization of the Company’s employment grants are primarily included as a reduction to “Direct salaries and related costs” in the accompanying Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amortization of property grants	$253	$235	$758	$705
Amortization of employment grants	33	17	101	89

	$286	$252	$859	$794

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

Borrowings consist of the following (in thousands):

	September 30, 2013	December 31, 2012

Revolving credit facility	$105,000	$91,000
Less: Current portion	-	-

Total long-term debt	$105,000	$91,000

The 2012 Credit Agreement matures on May 2, 2017 and has no varying installments due.

Borrowings under the 2012 Credit Agreement will bear interest at the rates set forth in the Credit Agreement. In addition, the Company is required to pay certain customary fees, including a commitment fee of 0.175%, which is due quarterly in arrears and calculated on the average unused amount of the 2012 Credit Agreement.

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

The 2012 Credit Agreement had $105.0 million of outstanding borrowings as of September 30, 2013, with an average daily utilization of $110.4 million and $102.5 million for the three and nine months ended September 30, 2013, respectively, and $106.1 million for the period outstanding during both the three and nine months ended September 30, 2012. During the three and nine months ended September 30, 2013, the related interest expense, excluding amortization of deferred loan fees, under our credit agreements was $0.4 million and $1.1 million, respectively, which represented a weighted average interest rate of 1.5% and 1.5%, respectively. During the three and nine months ended September 30, 2012, the related interest expense, excluding amortization of deferred loan fees, under our credit agreements was $0.2 million and $0.2 million, respectively, which represented a weighted average interest rate of 1.6% and 1.6%, respectively.

Note 12. Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220 “Comprehensive Income” (“ASC 220”). ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedge	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Gain (Loss) on Post Retirement Obligation	Total
Balance at January 1, 2012	$5,995	$(2,565)	$985	$(438)	$459	$4,436
Pre-tax amount	9,516	-	499	4,417	92	14,524
Tax (provision) benefit	-	-	(90)	(306)	-	(396)
Reclassification of (gain) loss to net income	570	-	(48)	(4,174)	(56)	(3,708)
Foreign currency translation	2	-	67	(69)	-	-

Balance at December 31, 2012	16,083	(2,565)	1,413	(570)	495	14,856
Pre-tax amount	(3,002)	(1,191)	-	(1,499)	(140)	(5,832)
Tax (provision) benefit	-	417	-	384	-	801
Reclassification of (gain) loss to net income	-	-	(45)	(217)	(44)	(306)
Foreign currency translation	97	-	(78)	(19)	-	-

Balance at September 30, 2013	$13,178	$(3,339)	$1,290	$(1,921)	$311	$9,519

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Statements of Operations Location
Unrealized Actuarial Gain (Loss) Related to Pension Liability: (1)
Pre-tax amount	$16	$45	Direct salaries and related costs
Tax (provision) benefit	-	-	Income taxes

Reclassification to net income	16	45

Unrealized Gain (Loss) on Cash Flow Hedging Instruments: (2)
Pre-tax amount	(670)	104	Revenues
Tax (provision) benefit	125	113	Income taxes

Reclassification to net income	(545)	217

Unrealized Gain (Loss) on Post Retirement Obligation: (1)
Pre-tax amount	14	44	General and administrative
Tax (provision) benefit	-	-	Income taxes

Reclassification to net income	14	44

Total reclassification to net income	$(515)	$306

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

Note 13. Income Taxes

The Company’s effective tax rate was 24.4% and (3.9)% for the three months ended September 30, 2013 and 2012, respectively. The increase in the effective tax rate is primarily due to the fluctuations in earnings among the various tax jurisdictions in which the Company operates, coupled with tax benefits recognized in 2012 as a result of the Alpine acquisition. The difference between the Company’s effective tax rate of 24.4% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the recognition of tax benefits resulting from income earned in certain tax holiday jurisdictions, foreign tax rate differentials, adjustments of valuation allowances, changes in unrecognized tax positions and tax credits, offset by the tax impact of permanent differences and foreign withholding taxes.

The Company’s effective tax rate was 21.3% and 11.8% for the nine months ended September 30, 2013 and 2012, respectively. The increase in the effective tax rate is primarily due to withholding taxes, the fluctuations in earnings among the various tax jurisdictions in which the Company operates and tax benefits recognized in 2012 as a result of the Alpine acquisition. The difference between the Company’s effective tax rate of 21.3% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the recognition of tax benefits resulting from income earned in certain tax holiday jurisdictions, foreign tax rate differentials, adjustments of valuation allowances, changes in unrecognized tax positions and tax credits, offset by the tax impact of permanent differences and foreign withholding taxes.

The liability for unrecognized tax benefits is recorded as “Long-term income tax liabilities” in the accompanying Condensed Consolidated Balance Sheets. The Company has accrued $15.6 million at September 30, 2013 and $16.9 million at December 31, 2012, excluding penalties and interest. The $1.3 million decrease results primarily from fluctuations in foreign exchange rates.

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

In 2013, the Company executed offshore cash movements to take advantage of The American Taxpayer Relief Act of 2012 (the “Act”) passed on January 2, 2013, with retroactive application to January 1, 2012. This Act, which extended the tax provisions of the Internal Revenue Code Section 954(c)(6) through the end of 2013, permits continued tax deferral on such movements that would otherwise be taxable immediately in the U.S. While these cash movements are not taxable in the U.S., related foreign withholding taxes of $2.6 million were included in the provision for income taxes in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2013.

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

The Company is currently under audit in several tax jurisdictions. In April 2012, the Company received an assessment for the Canadian 2003-2006 audit for which the Company filed a Notice of Objection in July 2012 and paid a mandatory security deposit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service for this audit cycle. The Company is still awaiting the final reassessment for the 2007-2009 audit which will be appropriately challenged when received. In July 2013, the Company received another partial assessment for the 2007-2009 audit cycle resulting in the Company’s payment of an additional security deposit of $0.4 million. This payment increased the total amount of deposits for both audit cycles to $15.1 million. These deposits are included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012. Although the outcome of examinations by taxing authorities is always uncertain, the Company believes it is adequately reserved for these audits and that resolution is not expected to have a material impact on its financial condition and results of operations.

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

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Basic:
Weighted average common shares outstanding	42,785	43,014	42,918	43,130
Diluted:
Dilutive effect of stock options, stock appreciation rights, restricted stock, restricted stock units and shares held in a rabbi trust	51	17	30	49

Total weighted average diluted shares outstanding	42,836	43,031	42,948	43,179

Anti-dilutive shares excluded from the diluted earnings per share calculation	56	-	18	-

On August 18, 2011, the Company’s Board authorized the Company to purchase up to 5.0 million shares of its outstanding common stock (the “2011 Share Repurchase Program”). A total of 3.4 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date. The Company’s Board previously authorized the Company on August 5, 2002 to purchase up to 3.0 million shares of its outstanding common stock, the last of which were repurchased during 2011.

The shares repurchased under the Company’s share repurchase programs were as follows (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Range of Prices Paid Per Share		Total Cost of Shares Repurchased
		Low	High

Three Months Ended:
September 30, 2013	69	$16.91	$16.99	$1,185
September 30, 2012	29	$14.98	$14.98	$447
Nine Months Ended:
September 30, 2013	341	$15.61	$16.99	$5,479
September 30, 2012	537	$13.85	$15.00	$7,908

Note 15. Commitments and Loss Contingency

Commitments

During the nine months ended September 30, 2013, the Company entered into several leases in the ordinary course of business. The following is a schedule of future minimum rental payments required under operating leases that have noncancelable lease terms as of September 30, 2013 (in thousands):

Amount

2013 (remaining three months)	$1,232
2014	5,456
2015	4,899
2016	2,971
2017	2,706
2018	2,339
2019 and thereafter	1,717

Total minimum payments required	$21,320

During the nine months ended September 30, 2013, the Company entered into agreements with third-party vendors in the ordinary course of business whereby the Company committed to purchase goods and services used in its normal operations. These agreements, which are not cancelable, generally range from one to five year periods and contain fixed or minimum annual commitments. Certain of these agreements allow for renegotiation of the minimum annual commitments based on certain conditions. The following is a schedule of the future minimum purchases remaining under the agreements as of September 30, 2013 (in thousands):

Amount

2013 (remaining three months)	$101
2014	2,347
2015	1,839
2016	544
2017	-
2018	-
2019 and thereafter	-

Total minimum payments required	$4,831

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

Note 16. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The following table provides information about the net periodic benefit cost for the Company’s pension plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$85	$94	$252	$280

Interest cost	28	30	84	90

Recognized actuarial (gains)	(15)	(11)	(45)	(35)

Net periodic benefit cost	$98	$113	$291	$335

Employee Retirement Savings Plans

The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matches 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company’s contributions included in the accompanying Condensed Consolidated Statement of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
401(k) plan contributions	$201	$245	$679	$977

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

	September 30, 2013	December 31, 2012
Postretirement benefit obligation	$89	$72
Unrealized gains (losses) in AOCI (1)	$311	$495
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

Note 17. Stock-Based Compensation

The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. The following table summarizes the stock-based compensation expense (primarily in the Americas), income tax benefits related to the stock-based compensation and excess tax benefits (deficiencies) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation (expense) (1)	$(1,391)	$(1,250)	$(3,581)	$(3,111)
Income tax benefit (2)	486	438	1,253	1,089
Excess tax benefit (deficiency) from stock-based compensation (3)	-	-	(34)	(278)

(1)	Included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.
(2)	Included in “Income taxes” in the accompanying Condensed Consolidated Statements of Operations.
(3)	Included in “Additional paid-in capital” in the accompanying Condensed Consolidated Statements of Changes in Shareholder’s Equity.

There were no capitalized stock-based compensation costs as of September 30, 2013 and December 31, 2012.

2011 Equity Incentive Plan — The Company’s Board of Directors (the “Board”) adopted the Sykes Enterprises, Incorporated 2011 Equity Incentive Plan (the “2011 Plan”) on March 23, 2011, as amended on May 11, 2011 to reduce the number of shares of common stock available to 4.0 million shares. The 2011 Plan was approved by the shareholders at the May 2011 annual shareholders meeting. The 2011 Plan replaced and superseded the Company’s 2001 Equity Incentive Plan (the “2001 Plan”), which expired on March 14, 2011. The outstanding awards granted under the 2001 Plan will remain in effect until their exercise, expiration or termination. The 2011 Plan permits the grant of restricted stock, stock appreciation rights, stock options and other stock-based awards to certain employees of the Company, and certain non-employees who provide services to the Company, in order to encourage them to remain in the employment of or to faithfully provide services to the Company and to increase their interest in the Company’s success.

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

The following table summarizes the assumptions used to estimate the fair value of SARs granted:

	Nine Months Ended September 30,
	2013	2012
Expected volatility	45.2%	47.1%
Weighted-average volatility	45.2%	47.1%
Expected dividend rate	0.0%	0.0%
Expected term (in years)	5.0	4.7
Risk-free rate	0.8%	0.8%

The following table summarizes SARs activity as of September 30, 2013 and for the nine months then ended:

Stock Appreciation Rights	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)

Outstanding at January 1, 2013	865	$-
Granted	318	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding at September 30, 2013	1,183	$-	7.3	$1,558

Vested or expected to vest at September 30, 2013	1,183	$-	7.3	$1,558

Exercisable at September 30, 2013	648	$-	5.9	$307

The following table summarizes information regarding SARs granted and exercised (in thousands, except per SAR amounts):

	Nine Months Ended September 30,
	2013	2012
Number of SARs granted	318	259
Weighted average grant-date fair value per SAR	$6.08	$5.97
Intrinsic value of SARs exercised	$-	$-
Fair value of SARs vested	$1,298	$1,388

The following table summarizes nonvested SARs activity as of September 30, 2013 and for the nine months then ended:

Nonvested Stock Appreciation Rights	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2013	395	$6.74
Granted	318	$6.08
Vested	(178)	$7.28
Forfeited or expired	-	$-

Nonvested at September 30, 2013	535	$6.17

As of September 30, 2013, there was $2.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested SARs granted under the 2011 Plan and 2001 Plan. This cost is expected to be recognized over a weighted average period of 1.4 years.

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

The following table summarizes nonvested restricted shares/RSUs activity as of September 30, 2013 and for the nine months then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2013	872	$18.25
Granted	706	$15.25
Vested	(20)	$18.11
Forfeited or expired	(191)	$23.55

Nonvested at September 30, 2013	1,367	$15.96

The following table summarizes information regarding restricted shares/RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Nine Months Ended September 30,
	2013	2012
Number of restricted shares/RSUs granted	706	420
Weighted average grant-date fair value per restricted share/RSU	$15.25	$15.21
Fair value of restricted shares/RSUs vested	$366	$3,845

As of September 30, 2013, based on the probability of achieving the performance goals, there was $19.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted shares/RSUs granted under the 2011 Plan and 2001 Plan. This cost is expected to be recognized over a weighted average period of 1.6 years.

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

The following table summarizes nonvested common stock share award activity as of September 30, 2013 and for the nine months then ended:

Nonvested Common Stock Share Awards	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2013	13	$17.18
Granted	37	$16.01
Vested	(31)	$16.48
Forfeited or expired	-	$-

Nonvested at September 30, 2013	19	$16.01

The following table summarizes information regarding common stock share awards granted and vested (in thousands, except per share award amounts):

	Nine Months Ended September 30,
	2013	2012
Number of share awards granted	37	42
Weighted average grant-date fair value per share award	$16.01	$16.15
Fair value of share awards vested	$519	$551

As of September 30, 2013, there was $0.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock share awards granted under the 2004 Fee Plan. This cost is expected to be recognized over a weighted average period of 0.3 years.

Deferred Compensation Plan — The Board adopted the Sykes Enterprises, Incorporated non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) on December 17, 1998 and amended on March 29, 2006 and May 23, 2006. The Deferred Compensation Plan, which was not shareholder-approved, provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president, executive vice presidents and senior vice presidents and $7,500 per year for vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (see Note 8, Investments Held in Rabbi Trust). As of September 30, 2013 and December 31, 2012, liabilities of $5.8 million and $5.3 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.

Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $1.6 million and $1.4 million at September 30, 2013 and December 31, 2012, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes nonvested common stock activity as of September 30, 2013 and for the nine months then ended:

Nonvested Common Stock	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2013	8	$16.98
Granted	12	$16.30
Vested	(14)	$16.56
Forfeited or expired	-	$-

Nonvested at September 30, 2013	6	$16.56

The following table summarizes information regarding shares of common stock granted and vested (in thousands, except per common stock amounts):

	Nine Months Ended September 30,
	2013	2012
Number of shares of common stock granted	12	13
Weighted average grant-date fair value per common stock	$16.30	$15.28
Fair value of common stock vested	$241	$178
Cash used to settle the obligation	$1,014	$263

As of September 30, 2013, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 2.8 years.

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

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Three Months Ended September 30, 2013:
Revenues (2)	$265,878	$56,265		$322,143
Percentage of revenues	82.5%	17.5%		100.0%

Depreciation, net (2)	$9,532	$1,145		$10,677
Amortization of intangibles (2)	$3,699	$-		$3,699

Income (loss) from continuing operations	$26,987	$3,423	$(11,631)	$18,779
Other (expense), net			(58)	(58)
Income taxes			(4,575)	(4,575)

Income from continuing operations, net of taxes				14,146
(Loss) from discontinued operations, net of taxes (3)	$-	$-		-

Net income				$14,146

Total assets as of September 30, 2013	$1,119,017	$1,377,992	$(1,547,118)	$949,891

Three Months Ended September 30, 2012:
Revenues (2)	$237,541	$42,985		$280,526
Percentage of revenues	84.7%	15.3%		100.0%

Depreciation, net (2)	$8,579	$1,004		$9,583
Amortization of intangibles (2)	$2,774	$-		$2,774

Income (loss) from continuing operations	$21,654	$2,359	$(15,341)	$8,672
Other (expense), net			(839)	(839)
Income taxes			309	309

Income from continuing operations, net of taxes				8,142
(Loss) from discontinued operations, net of taxes (3)	$-	$-		-

Net income				$8,142

Total assets as of September 30, 2012	$1,265,146	$1,073,201	$(1,433,732)	$904,615

	Americas	EMEA	Other (1)	Consolidated

Nine Months Ended September 30, 2013:
Revenues (2)	$776,255	$151,867		$928,122
Percentage of revenues	83.6%	16.4%		100.0%

Depreciation, net (2)	$27,789	$3,074		$30,863
Amortization of intangibles (2)	$11,171	$-		$11,171

Income (loss) from continuing operations	$65,730	$3,354	$(34,811)	$34,273
Other (expense), net			(926)	(926)
Income taxes			(7,087)	(7,087)

Income from continuing operations, net of taxes				26,260
(Loss) from discontinued operations, net of taxes (3)	$-	$-		-

Net income				$26,260

Nine Months Ended September 30, 2012:
Revenues (2)	$688,841	$134,585		$823,426
Percentage of revenues	83.7%	16.3%		100.0%

Depreciation, net (2)	$27,043	$2,990		$30,033
Amortization of intangibles (2)	$6,644	$-		$6,644

Income (loss) from continuing operations	$69,388	$1,861	$(39,182)	$32,067
Other (expense), net			(1,838)	(1,838)
Income taxes			(3,569)	(3,569)

Income from continuing operations, net of taxes				26,660
(Loss) from discontinued operations, net of taxes (3)	$(6,302)	$(5,225)		(11,527)

Net income				$15,133

(1)

Other items (including corporate costs, impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the tables above for the three and nine months ended September 30, 2013 and 2012. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

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

Note 19. Other Income (Expense)

Gains and losses resulting from foreign currency transactions are recorded in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations during the period in which they occur. Other income (expense) consists of the following (in thousands):

	Three Months Ended September		Nine Months Ended September 30,
	2013	2012	2013	2012
Foreign currency transaction gains (losses)	$(470)	$(193)	$(3,204)	$(1,771)
Gains (losses) on foreign currency derivative instruments not designated as hedges	546	(849)	2,776	(1,046)
Other miscellaneous income (expense)	280	327	570	1,013

	$356	$(715)	$142	$(1,804)

Note 20. Related Party Transactions

In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and Chief Executive Officer and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20 year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.1 million to the landlord during both the three months ended September 30, 2013 and 2012 and $0.3 million to the landlord during both the nine months ended September 30, 2013 and 2012 under the terms of the lease.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

400 North Ashley Drive

Tampa, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of September 30, 2013, and the related condensed consolidated statements of operations and comprehensive income for the three and nine-month periods ended September 30, 2013 and 2012, of changes in shareholders’ equity for the nine-month period ended September 30, 2013, and of cash flows for the nine-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

November 5, 2013

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

Executive Summary

We provide comprehensive customer contact management solutions and services to a wide range of clients including Fortune 1000 companies, medium-sized businesses, and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure and healthcare industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which include customer assistance, healthcare and roadside assistance, technical support and product sales to our clients’ customers. These services, which represented 98% of consolidated revenues during the three and nine months ended September 30, 2013, are delivered through multiple communication channels encompassing phone, e-mail, Internet, text messaging and chat. We also provide various enterprise support services in the United States (“U.S.”) that include services for our client’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including multilingual sales order processing via the Internet and phone, payment processing, inventory control, product delivery, and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers throughout the United States, Canada, Europe, Latin America, Asia, India and Africa.

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

Discontinued Operations

In March 2012, we sold our operations in Spain (the “Spanish operations”) pursuant to an asset purchase agreement dated March 29, 2012 and a stock purchase agreement dated March 30, 2012. We have reflected the operating results related to the operations in Spain as discontinued operations in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2012. This business was historically reported as part of the EMEA segment.

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

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$322,143	$280,526	$928,122	$823,426
% of revenues	100.0%	100.0%	100.0%	100.0%

Direct salaries and related costs	$215,001	$183,628	$628,848	$536,758
% of revenues	66.7%	65.5%	67.8%	65.2%

General and administrative	$73,987	$75,747	$222,967	$217,653
% of revenues	23.0%	27.0%	24.0%	26.4%

Depreciation, net	$10,677	$9,583	$30,863	$30,033
% of revenues	3.3%	3.4%	3.3%	3.6%

Amortization of intangibles	$3,699	$2,774	$11,171	$6,644
% of revenues	1.1%	1.0%	1.2%	0.8%

Impairment of long-lived assets	$-	$122	$-	$271
% of revenues	0.0%	0.0%	0.0%	0.0%

Income from continuing operations	$18,779	$8,672	$34,273	$32,067
% of revenues	5.8%	3.1%	3.7%	3.9%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues

	Three Months Ended September 30,
	2013		2012
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$265,878	82.5%	$237,541	84.7%	$28,337
EMEA	56,265	17.5%	42,985	15.3%	13,280

Consolidated	$322,143	100.0%	$280,526	100.0%	$41,617

The increase in Americas’ revenues was primarily due to Alpine acquisition revenues of $14.4 million (excluding the migration of Sykes’ legacy revenue to Alpine of $5.8 million), new contract sales of $26.2 million, partially offset by end-of-life client programs of $5.6 million, lower volumes from existing contracts of $0.6 million and a negative foreign currency impact of $6.1 million. Revenues from our offshore operations represented 44.4% of Americas’ revenues, compared to 47.2% for the comparable period in 2012. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our continual focus to re-price or replace certain sub-profitable target client programs.

The increase in EMEA’s revenues was primarily due to new contract sales of $10.2 million, higher volumes from existing contracts of $2.1 million and a positive foreign currency impact of $1.7 million, partially offset by end-of-life client programs of $0.7 million.

On a consolidated basis, we had 41,100 brick-and-mortar seats as of September 30, 2013, an increase of 900 seats from the comparable period in 2012. This increase in seats was due to the addition of new facilities and expansion of existing ones driven by program growth and our facilities transfer efforts. The capacity utilization rate on a combined basis was 75% compared to 73% in the comparable period in 2012. This increase was primarily due to program growth coupled with a reduction in overall capacity.

On a geographic segment basis, 35,200 seats were located in the Americas, an increase of 300 seats from the comparable period in 2012, and 5,900 seats were located in EMEA, an increase of 600 seats from the comparable period in 2012. The consolidated offshore seat count as of September 30, 2013 was 23,200, or 56%, of our total seats, an increase of 800 seats, or 4%, from the comparable period in 2012. Capacity utilization rates as of September 30, 2013 were 73% for the Americas and 85% for EMEA, compared to 72% and 78%, respectively, in the comparable period in 2012, primarily due to program growth and seat rationalizations associated with the strategic actions in connection with the Fourth Quarter 2011 Exit Plan. We strive to attain an 85% capacity utilization metric at each of our locations.

The Company plans to add approximately 7,000 seats on a gross basis in 2013. Approximately 1,700 seats are expected to be added in the fourth quarter of 2013 due to anticipated seat additions related to facility transfers and expansions. Total seat count on a net basis for the full year, however, is expected to increase by approximately 2,000 seats as approximately 5,000 seats will be eliminated through capacity optimization programs.

Direct Salaries and Related Costs

	Three Months Ended September 30,
	2013		2012
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$174,795	65.7%	$154,292	65.0%	$20,503	0.7%
EMEA	40,206	71.5%	29,336	68.2%	10,870	3.3%

Consolidated	$215,001	66.7%	$183,628	65.5%	$31,373	1.2%

The increase in direct salaries and related costs in the Americas and EMEA included a positive foreign currency impact of $3.7 million and negative foreign currency impact of $1.2 million, respectively, for the three months ended September 30, 2013 from the comparable period in 2012.

The increase in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher compensation costs of 0.7% driven by the ramp up for new and existing client programs principally in the communications vertical and lower demand within the healthcare vertical without a commensurate reduction in labor costs.

The increase in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher compensation costs of 5.4% driven by the ramp up for new and existing client programs principally in the communications vertical, partially offset by lower fulfillment materials costs of 1.2%, lower billable supply costs of 0.5%, lower recruiting costs of 0.2% and lower communication costs of 0.2%.

General and Administrative

	Three Months Ended September 30,
	2013		2012
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$50,865	19.1%	$50,120	21.1%	$745	-2.0%
EMEA	11,491	20.4%	10,286	23.9%	1,205	-3.5%
Corporate	11,631	-	15,341	-	(3,710)	-

Consolidated	$73,987	23.0%	$75,747	27.0%	$(1,760)	-4.0%

The increase in general and administrative expenses in the Americas and EMEA included a positive foreign currency impact of $1.0 million and negative foreign currency impact of $0.3 million, respectively, for the three months ended September 30, 2013 from the comparable period in 2012.

The decrease in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to lower compensation costs of 0.6%, lower facility-related costs of 0.5%, lower legal and professional costs of 0.3%, lower communication costs of 0.2% and lower other costs of 0.4%.

The decrease in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to lower compensation costs of 1.2%, lower facility-related costs of 1.1%, lower severance-related costs of 0.4%, lower communication costs of 0.3%, all primarily due to the closure of certain sites in connection with the Fourth Quarter 2011 Exit Plan, lower legal and professional fees of 0.3% and lower other costs of 0.2%.

The decrease in Corporate’s general and administrative expenses was primarily attributable to lower merger and integration costs of $3.4 million, lower consulting costs of $0.5 million, lower insurance costs of $0.3 million, partially offset by higher compensation costs of $0.4 million and higher other costs of $0.1 million.

Depreciation, Amortization and Impairment of Long-Lived Assets

	Three Months Ended September 30,
	2013		2012
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$9,532	3.6%	$8,579	3.6%	$953	0.0%
EMEA	1,145	2.0%	1,004	2.3%	141	-0.3%

Consolidated	$10,677	3.3%	$9,583	3.4%	$1,094	-0.1%

Amortization of intangibles:
Americas	$3,699	1.4%	$2,774	1.2%	$925	0.2%
EMEA	-	0.0%	-	0.0%	-	0.0%

Consolidated	$3,699	1.1%	$2,774	1.0%	$925	0.1%

Impairment of long-lived assets:
Americas	$-	0.0%	$122	0.1%	$(122)	-0.1%
EMEA	-	0.0%	-	0.0%	-	0.0%

Consolidated	$-	0.0%	$122	0.0%	$(122)	0.0%

The increase in depreciation and amortization was primarily due to the August 2012 acquisition of Alpine.

See Note 5, Fair Value, of the “Notes to Condensed Consolidated Financial Statements” for further information regarding the impairment of long-lived assets.

Other Income (Expense)

	Three Months Ended September 30,
(in thousands)	2013	2012	$ Change
Interest income	$216	$297	$(81)

Interest (expense)	$(630)	$(421)	$(209)

Other income (expense):
Foreign currency transaction gains (losses)	$(470)	$(193)	$(277)
Gains (losses) on foreign currency derivative instruments not designated as hedges	546	(849)	1,395
Other miscellaneous income (expense)	280	327	(47)

Total other income (expense)	$356	$(715)	$1,071

The decrease in interest income reflects lower average comparable period invested balances of interest bearing investments in cash and cash equivalents.

The increase in interest (expense) reflects higher average outstanding borrowings primarily related to the August 2012 Alpine acquisition.

Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in “Accumulated other comprehensive income (loss)” in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Income Taxes

	Three Months Ended September 30,
(in thousands)	2013	2012	$ Change
Income from continuing operations before income taxes	$18,721	$7,833	$10,888
Income taxes	$4,575	$(309)	$4,884

			% Change
Effective tax rate	24.4%	-3.9%	28.3%

The increase in the effective tax rate in 2013 compared to 2012 is primarily due to tax benefits recognized in 2012 as a result of the Alpine acquisition, coupled with the fluctuations in earnings among the various jurisdictions in which we operate.

Net Income

As a result of the foregoing, we reported income from continuing operations for the three months ended September 30, 2013 of $18.8 million, an increase of $10.1 million from the comparable period in 2012. This increase was principally attributable to a $41.6 million increase in revenues, a $1.8 million decrease in general and administrative expenses and $0.1 million decrease in impairment of long-lived assets, partially offset by a $31.4 million increase in direct salaries and related costs, a $1.1 million increase in depreciation, net and a $0.9 million increase in amortization of intangibles. In addition to the $10.1 million increase in income from continuing operations, we experienced a $1.1 million increase in other income (expense), partially offset by an increase in interest (expense) of $0.2 million, a decrease in interest income of $0.1 million and a $4.9 million increase in income taxes, resulting in net income of $14.1 million for the three months ended September 30, 2013, an increase of $6.0 million compared to the comparable period in 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues

	Nine Months Ended September 30,
	2013		2012
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$776,255	83.6%	$688,841	83.7%	$87,414
EMEA	151,867	16.4%	134,585	16.3%	17,282

Consolidated	$928,122	100.0%	$823,426	100.0%	$104,696

The increase in Americas’ revenues was primarily due to Alpine acquisition revenues of $60.7 million (excluding the migration of Sykes’ legacy revenue to Alpine of $13.8 million), new contract sales of $48.4 million and higher volumes from existing contracts of $1.5 million, partially offset by end-of-life client programs of $16.7 million and a negative foreign currency impact of $6.5 million. Revenues from our offshore operations represented 43.8% of Americas’ revenues, compared to 48.7% for the comparable period in 2012.

The increase in EMEA’s revenues was primarily due to new contract sales of $15.5 million, higher volumes from existing contracts of $5.0 million and a positive foreign currency impact of $2.7 million, partially offset by end-of-life client programs of $5.9 million.

Direct Salaries and Related Costs

	Nine Months Ended September 30,
	2013		2012
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$517,407	66.7%	$440,336	63.9%	$77,071	2.8%
EMEA	111,441	73.4%	96,422	71.6%	15,019	1.8%

Consolidated	$628,848	67.8%	$536,758	65.2%	$92,090	2.6%

The increase in direct salaries and related costs in the Americas and EMEA included the positive foreign currency impact of $1.5 million and negative foreign currency impact of $2.1 million, respectively, for the nine months ended September 30, 2013 from the comparable period in 2012.

The increase in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher compensation costs of 2.1% driven by the ramp up for new and existing client programs principally in the communications vertical and lower demand within the healthcare vertical without a commensurate reduction in labor costs, higher auto tow claim costs of 0.2% due to an increase in the average length of the tows without a commensurate increase in fees at our Canadian roadside assistance operations, higher communication costs of 0.1% and higher other costs of 0.4%.

The increase in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher compensation costs of 4.2% driven by the ramp up for new and existing client programs principally in the communications vertical, partially offset by lower billable supply costs of 1.0%, lower severance costs of 0.5% due to the closure of certain sites in connection with the Fourth Quarter 2011 Exit Plan, lower fulfillment costs of 0.5%, lower communication costs of 0.3% and lower other costs of 0.1%.

General and Administrative

	Nine Months Ended September 30,				$ Change	Change in % of Revenues
	2013		2012
(in thousands)	Amount	% of Revenues	Amount	% of Revenues
Americas	$154,158	19.9%	$145,159	21.1%	$8,999	-1.2%
EMEA	33,998	22.4%	33,312	24.8%	686	-2.4%
Corporate	34,811	-	39,182	-	(4,371)	-

Consolidated	$222,967	24.0%	$217,653	26.4%	$5,314	-2.4%

The increase in general and administrative expenses in the Americas and EMEA included a positive foreign currency impact of $0.2 million and a negative foreign currency impact of $0.5 million, respectively, for the nine months ended September 30, 2013 from the comparable period in 2012.

The decrease in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to lower compensation costs of 0.5%, lower facility-related costs of 0.5%, lower equipment and maintenance costs of 0.3% and lower communication costs of 0.2%, partially offset by higher software maintenance costs of 0.3%.

The decrease in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to lower compensation costs of 0.7%, lower facility-related costs of 0.7%, lower severance-related costs of 0.5%, lower communication costs of 0.3%, all primarily due to the closure of certain sites in connection with the Fourth Quarter 2011 Exit Plan, and lower other costs of 0.2%.

The decrease in Corporate’s general and administrative expenses was primarily attributable to lower merger and acquisition costs of $2.9 million, lower consulting costs of $1.0 million, lower legal and professional fees of $0.8 million, lower travel costs of $0.2 million, lower equipment and maintenance costs of $0.2 million, lower facility-related costs of $0.1 million and lower other costs of $0.5 million, partially offset by higher compensation costs of $1.3 million.

Depreciation, Amortization and Impairment of Long-Lived Assets

	Nine Months Ended September 30,				$ Change	Change in % of Revenues
	2013		2012
(in thousands)	Amount	% of Revenues	Amount	% of Revenues
Depreciation, net:
Americas	$27,789	3.6%	$27,043	3.9%	$746	-0.3%
EMEA	3,074	2.0%	2,990	2.2%	84	-0.2%

Consolidated	$30,863	3.3%	$30,033	3.6%	$830	-0.3%

Amortization of intangibles:
Americas	$11,171	1.4%	$6,644	1.0%	$4,527	0.4%
EMEA	-	0.0%	-	0.0%	-	0.0%

Consolidated	$11,171	1.2%	$6,644	0.8%	$4,527	0.4%

Impairment of long-lived assets:
Americas	$-	0.0%	$271	0.0%	$(271)	0.0%
EMEA	-	0.0%	-	0.0%	-	0.0%

Consolidated	$-	0.0%	$271	0.0%	$(271)	0.0%

The increase in depreciation and amortization was primarily due to the August 2012 acquisition of Alpine.

See Note 5, Fair Value, of the “Notes to Condensed Consolidated Financial Statements” for further information regarding the impairment of long-lived assets.

Other Income (Expense)

	Nine Months Ended September 30,
(in thousands)	2013	2012	$ Change
Interest income	$648	$1,015	$(367)

Interest (expense)	$(1,716)	$(1,049)	$(667)

Other income (expense):
Foreign currency transaction gains (losses)	$(3,204)	$(1,771)	$(1,433)
Gains (losses) on foreign currency derivative instruments not designated as hedges	2,776	(1,046)	3,822
Other miscellaneous income (expense)	570	1,013	(443)

Total other income (expense)	$142	$(1,804)	$1,946

The decrease in interest income reflects lower average comparable period invested balances of interest bearing investments in cash and cash equivalents.

The increase in interest (expense) reflects higher average outstanding borrowings primarily related to the August 2012 Alpine acquisition.

Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in “Accumulated other comprehensive income (loss)” in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Income Taxes

	Nine Months Ended September 30,
(in thousands)	2013	2012	$ Change
Income from continuing operations before income taxes	$33,347	$30,229	$3,118
Income taxes	$7,087	$3,569	$3,518

			% Change
Effective tax rate	21.3%	11.8%	9.5%

The increase in the effective tax rate in 2013 compared to 2012 is primarily due to withholding taxes in response to the American Taxpayer Relief Act of 2012, tax benefits recognized in 2012 as a result of the Alpine acquisition and the fluctuations in earnings among the various jurisdictions in which we operate.

In response to the American Taxpayer Relief Act of 2012 signed into law on January 2, 2013, with retroactive application to January 1, 2012, we executed offshore cash movements resulting in a $2.6 million foreign withholding tax. This withholding tax was included in income tax expense for the nine months ended September 30, 2013.

(Loss) from Discontinued Operations

We sold our Spanish operations in March 2012 and accounted for this transaction in accordance with Accounting Standards Codification 205-20 “Discontinued Operations”. Accordingly, we reclassified the results of operations for the nine months ended September 30, 2012 to discontinued operations. The loss from discontinued operations totaled $0.8 million for the nine months ended September 30, 2012. The loss on sale of discontinued operations totaled $10.7 million for the nine months ended September 30, 2012. There was no tax impact on the loss from discontinued operations or loss on sale of discontinued operations.

Net Income

As a result of the foregoing, we reported income from continuing operations for the nine months ended September 30, 2013 of $34.3 million, an increase of $2.2 million from the comparable period in 2012. This increase was principally attributable to a $104.7 million increase in revenues and a $0.2 million decrease in impairment of long-lived assets, partially offset by a $92.1 million increase in direct salaries and related costs, a $5.3 million increase in general and administrative expenses, a $4.5 million increase in amortization of intangibles and a $0.8 million increase in depreciation, net. In addition to the $2.2 million increase in income from continuing operations, we experienced a $2.0 million increase in other income (expense), a $10.7 million decrease in loss on sale of discontinued operations and a $0.8 million decrease in loss from discontinued operations, partially offset by an increase in interest (expense) of $0.7 million, a decrease in interest income of $0.4 million and a $3.5 million increase in income taxes, resulting in net income of $26.3 million for the nine months ended September 30, 2013, an increase of $11.1 million compared to the comparable period in 2012.

Client Concentration

Our top ten clients accounted for approximately 47.2% and 46.3% of our consolidated revenues in the three and nine months ended September 30, 2013, respectively, down from approximately 48.5% and 48.7% of our consolidated revenues in the three and nine months ended September 30, 2012, respectively.

Total revenues from AT&T Corporation, a major provider of communication services for which we provide various customer support services over several distinct lines of AT&T businesses, were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$45,111	14.0%	$36,024	12.8%	$117,353	12.6%	$95,664	11.6%
EMEA	881	0.3%	771	0.3%	2,624	0.3%	2,265	0.3%

	$45,992	14.3%	$36,795	13.1%	$119,977	12.9%	$97,929	11.9%

Total revenues from our next largest client, which was in the financial services vertical market, were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Next largest client	$17,733	5.5%	$18,716	6.7%	$53,734	5.8%	$51,917	6.3%

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

Business Outlook

For the twelve months ended December 31, 2013, we anticipate the following financial results:

—	Revenues in the range of $1,258.0 million to $1,263.0 million;
—	Effective tax rate of approximately 22%;
—	Fully diluted share count of approximately 42.9 million;
—	Diluted earnings per share of approximately $0.93 to $0.97; and
—	Capital expenditures in the range of $64.0 million to $66.0 million

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

On August 18, 2011, our Board authorized us to purchase up to 5.0 million shares of our outstanding common stock (the “2011 Share Repurchase Program”). During the nine months ended September 30, 2013, we repurchased 0.3 million common shares under the 2011 Share Repurchase Program at prices ranging from $15.61 to $16.99 per share for a total cost of $5.5 million. During the nine months ended September 30, 2012, we repurchased 0.5 million common shares under the 2011 Share Repurchase Program at prices ranging from $13.85 to $15.00 per share for a total cost of $7.9 million. As of September 30, 2013, a total of 3.4 million shares have been repurchased under the 2011 Share Repurchase Program. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date. We may make additional discretionary stock repurchases under this program in 2013.

During the nine months ended September 30, 2013, cash increased $50.5 million from operating activities as well as $32.0 million in proceeds from the issuance of long-term debt, $0.1 million from proceeds from grants, $0.1 million from proceeds from sale of property and equipment and $0.1 million from proceeds from issuance of stock. The increase in cash was partially offset by $45.6 million used for capital expenditures, $18.0 million to repay long-term debt, $5.5 million to repurchase common stock, a $0.3 million investment in restricted cash (principally lease security deposits) and $0.1 million to repurchase common stock for minimum tax withholding on equity awards, resulting in a $9.4 million increase in available cash (including the unfavorable effects of foreign currency exchange rates on cash of $3.9 million).

Net cash flows provided by operating activities for the nine months ended September 30, 2013 were $50.5 million, compared to $55.3 million for the comparable 2012 period. The $4.8 million decrease in net cash flows from operating activities was due to a net decrease of $19.1 million in cash flows from assets and liabilities, partially offset by an $11.1 million increase in net income and a $3.2 million increase in non-cash reconciling items such as depreciation, amortization, unrealized foreign currency transaction (gains) losses and deferred income taxes. The $19.1 million decrease in cash flows from assets and liabilities was principally a result of a $16.0 million increase in accounts receivable, a $4.0 million decrease in taxes payable and a $1.4 million increase in other assets, partially offset by a $1.5 million increase in deferred revenue and a $0.8 million increase in other liabilities. The increase in accounts receivable is primarily due to additional billings related to higher volumes within certain clients in the nine months ended September 30, 2013 over the comparable period in 2012.

We sold our operations in Spain (the “Spanish operations”) in March 2012. Cash flows from discontinued operations were as follows (in thousands):

Nine Months Ended September 30, 2012
Cash (used for) provided by operating activities of discontinued operations	$(4,530)
Cash (used for) investing activities of discontinued operations	(8,887)

Cash (used for) operating activities of discontinued operations primarily represents the cash used by the Spanish operations during the nine months ended September 30, 2012. Cash (used for) investing activities of discontinued operations during the nine months ended September 30, 2012 primarily represents the cash divested upon the sale of the Spanish operations. The sale of the Spanish operations resulted in a loss of $10.7 million. We do not expect the absence of the cash flows from our discontinued operations in Spain to materially affect our future liquidity and capital resources.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $45.6 million for the nine months ended September 30, 2013, compared to $26.4 million for the comparable period in 2012, an increase of $19.2 million. In 2013, we anticipate capital expenditures in the range of $64.0 million to $66.0 million, primarily for new seat additions principally in the Americas, maintenance and systems infrastructure.

On May 3, 2012, we entered into a $245 million revolving credit facility (the “2012 Credit Agreement”). The 2012 Credit Agreement replaced our previous $75 million revolving credit facility dated February 2, 2010, as amended, which agreement was terminated simultaneous with entering into the 2012 Credit Agreement. The 2012 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. At September 30, 2013, we were in compliance with all loan requirements of the 2012 Credit Agreement and had $105.0 million of outstanding borrowings under this facility, with an average daily utilization of $110.4 million and $102.5 million for the three and nine months ended September 30, 2013, respectively, and $106.1 million for the period outstanding during both the three and nine months ended September 30, 2012. During the three and nine months ended September 30, 2013, the related interest expense, excluding amortization of deferred loan fees, under our credit agreements was $0.4 million and $1.1 million, respectively, which represented a weighted average interest rate of 1.5% and 1.5%, respectively. During the three and nine months ended September 30, 2012, the related interest expense, excluding amortization of deferred loan fees, under our credit agreements was $0.2 million and $0.2 million, respectively, which represented a weighted average interest rate of 1.6% and 1.6%, respectively.

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

Borrowings under the 2012 Credit Agreement will bear interest at the rates set forth in the Credit Agreement. In addition, we are required to pay certain customary fees, including a commitment fee of 0.175%, which is due quarterly in arrears and calculated on the average unused amount of the 2012 Credit Agreement.

The 2012 Credit Agreement is guaranteed by all of our existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all of our direct foreign subsidiaries and those of the guarantors.

In April 2012, we received an assessment for the Canadian 2003-2006 audit for which we filed a Notice of Objection in July 2012 and paid a mandatory security deposit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service for this audit cycle. We are still awaiting the final reassessment for the 2007-2009 audit, which will be appropriately challenged when received. In July 2013, we received another partial assessment for the Canadian 2007-2009 audit, resulting in our payment of an additional security deposit of $0.4 million. This payment increased the total amount on deposits for both audit periods to $15.1 million. These deposits are included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012. Although the outcome of examinations by taxing authorities is always uncertain, we believe we are adequately reserved for these audits and that resolution is not expected to have a material impact on our financial condition and results of operations.

As of September 30, 2013, we had $196.7 million in cash and cash equivalents, of which approximately 95.2%, or $187.3 million, was held in international operations and is deemed to be indefinitely reinvested offshore. These funds may be subject to additional taxes if repatriated to the United States, including withholding tax applied by the country of origin and an incremental U.S. income tax, net of allowable foreign tax credits. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions. We do not intend nor currently foresee a need to repatriate these funds. We expect our current domestic cash levels and cash flows from operations to be adequate to meet our domestic anticipated working capital needs, including investment activities such as capital expenditures and debt repayment for the next twelve months and the foreseeable future. However, from time to time, we may borrow funds under our 2012 Credit Agreement as a result of the timing of our working capital needs, including capital expenditures. Additionally, we expect our current foreign cash levels and cash flows from foreign operations to be adequate to meet our foreign anticipated working capital needs, including investment activities such as capital expenditures for the next twelve months and the foreseeable future.

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

Off-Balance Sheet Arrangements and Other

At September 30, 2013, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table summarizes the material changes to our contractual cash obligations as of September 30, 2013, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years	Other
Operating leases(1)	$21,320	$1,232	$10,355	$5,677	$4,056	$-
Purchase obligations(2)	4,831	101	4,186	544	-	-
Long-term debt (3)	14,000	-	-	14,000	-	-

	$40,151	$1,333	$14,541	$20,221	$4,056	$-

(1)	Amounts represent the expected cash payments under our operating leases.
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

Except for the contractual obligations mentioned above, there have not been any material changes to the outstanding contractual obligations from the disclosure in our Annual Report on Form 10-K as of and for the year ended December 31, 2012 filed on March 1, 2013.

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

U.S. Healthcare Reform Acts

In March 2010, the President of the United States signed into law comprehensive healthcare reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the “Acts”). The Acts contain provisions that could materially impact our healthcare costs in the future, thus adversely affecting our profitability. The Internal Revenue Service recently announced that the employer mandate provisions of the Acts will be delayed until 2015 and the promised additional guidance has yet to be issued. As a result of the delay, the Company’s cost to provide benefits to employees in 2014 will be comparable to our costs in 2013. Once the guidance is finalized, we will evaluate the potential impact of the Acts on our financial condition, results of operations and cash flows for 2015.

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

In order to hedge a portion of our anticipated cash flow requirements denominated in PHP, CRC, HUF and RON we had outstanding forward contracts and options as of September 30, 2013 with counterparties through December 2014 with notional amounts totaling $188.7 million. As of September 30, 2013, we had net total derivative liabilities associated with these contracts with a fair value of $1.3 million, which will settle within the next 15 months. If the USD was to weaken against the PHP and CRC and the EUR was to weaken against the HUF and RON by 10% from current period-end levels, we would incur a loss of approximately $16.4 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We entered into forward exchange contracts with notional amounts totaling $32.7 million to hedge net investments in our foreign operations. The purpose of these derivative instruments is to protect against the risk that the net assets of certain foreign subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to our foreign currency-based investments in these subsidiaries. As of September 30, 2013, the fair value of these derivatives was a net liability of $1.2 million. The potential loss in fair value at September 30, 2013, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $3.4 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We also entered into forward exchange contracts with notional amounts totaling $70.2 million that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of September 30, 2013, the fair value of these derivatives was a net asset of $0.8 million. The potential loss in fair value at September 30, 2013, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $5.0 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of September 30, 2013, we had $105.0 million in borrowings outstanding under the revolving credit facility. Based on our level of variable rate debt outstanding during the three and nine months ended September 30, 2013, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had an impact of $0.3 million and $0.8 million, respectively, on our results of operations.

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

Item 4.  Controls and Procedures

As of September 30, 2013, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of September 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except for the change discussed under “Change in Internal Control over Financial Reporting” below.

Change in Internal Control over Financial Reporting

We acquired Alpine on August 20, 2012. As of September 30, 2013, Alpine was fully integrated into our internal control over financial reporting structure.

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

Item 1A.  Risk Factors

For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 1, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock repurchases for the three months ended September 30, 2013 (in thousands, except average price per share). See Note 14, Earnings Per Share, of “Notes to Condensed Consolidated Financial Statements” for information regarding our stock repurchase program.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs

July 1, 2013 - July 31, 2013	-	$-	-	1,697
August 1, 2013 - August 31, 2013	26	$16.97	26	1,672
September 1, 2013 - September 30, 2013	43	$16.96	43	1,629

Total	69		69	1,629

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

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: November 5, 2013	By: /s/ W. Michael Kipphut
W. Michael Kipphut Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number
15	Awareness letter.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document