Form 10-K
period 2013-12-31
SYKES ENTERPRISES INC
filed 2014-02-20
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant computed by reference to the closing sales price of such shares on the NASDAQ Global Select Market on June 28, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, was $668,308,805.

As of February 12, 2014, there were 43,996,834 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the Proxy Statement for the year 2014 Annual Meeting of Shareholders	Part III Items 10–14

PART I

Item 1. Business

General

Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES,” “our,” “us” or “we”) is a global leader in providing comprehensive outsourced customer contact management solutions and services in the business process outsourcing (“BPO”) arena. We provide an array of sophisticated customer contact management solutions to a wide range of clients including Fortune 1000 companies, medium-sized businesses and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure, healthcare and other verticals. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which includes customer assistance, healthcare and roadside assistance, technical support and product sales to our clients’ customers. These services are delivered through multiple communication channels including phone, e-mail, social media, text messaging and chat. We also provide various enterprise support services in the United States that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including multilingual sales order processing via the Internet and phone, inventory control, product delivery and product returns handling. (See Note 27, Segments and Geographic Information, of the accompanying “Notes to Consolidated Financial Statements” for further information on our segments.) Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers across six continents, including North America, South America, Europe, Asia, Australia and Africa. We deliver cost-effective solutions that enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.

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

Industry Overview

The customer contact management industry is highly fragmented and significant in size. According to Ovum, an industry research firm, the total number of individuals, or agent positions (“APs”), working in the customer contact management industry worldwide was estimated at roughly 9.2 million in 2013. With approximately 80% of the customer contact work done by in-house contact centers, the number of APs working for outsourcers such as SYKES, was estimated at 1.9 million in 2013. Both the outsourced and total APs are forecasted by Ovum to grow at compound annual growth rate of 5.2% and 3.1%, respectively, from 2013 to 2018. It is estimated that no single outsourcer has more than five percent of the total APs worldwide. Measured in dollar terms, the size of the outsourced portion of the customer contact management industry worldwide was estimated at $58 billion in 2012, according to International Data Corporation (“IDC”), an industry research firm. IDC also estimates that the outsourced portion of the customer contact industry is expected to grow to $76.8 billion by 2017, a compound annual growth rate of 5.8% from 2012 to 2017.

We believe that growth for outsourced customer contact management solutions and services will be fueled by the trend of global Fortune 1000 companies and medium-sized businesses utilizing outsourcers. In today’s marketplace, companies require innovative customer contact management solutions that allow them to enhance the end user’s experience with their products and services, strengthen and enhance their company brands, maximize the lifetime value of their customers, efficiently and effectively deliver human interaction when customers value it most, and deploy best-in-class customer management strategies, processes and technologies. However, a myriad of factors, among them intense global competition, pricing pressures, softness in the global economy and rapid changes in technology, continue to make it difficult for companies to cost-effectively maintain the in-house personnel necessary to handle all of their customer contact management needs.

To address these needs, we offer comprehensive global customer contact management solutions that leverage both brick-and-mortar and virtual delivery infrastructure. We provide consistent high-value support for our clients’ customers across the globe in a multitude of languages, leveraging our dynamic, secure communications infrastructure and our global footprint that reaches across 20 countries. This global footprint includes established brick-and-mortar operations in both onshore and offshore geographic markets where companies have access to high-quality customer contact management solutions at lower costs compared to other markets. We further complement our brick-and-mortar global delivery model with a highly differentiated and ready-made best-in-class virtual at-home agent delivery model, which we acquired through the Alpine acquisition in August of 2012. By working in partnership with outsourcers, companies can ensure that the crucial task of retaining and growing their customer base is addressed while creating operating flexibility, enabling focus on their core competencies, ensuring service excellence and execution, achieving cost savings through a variable cost structure, leveraging scale, entering niche markets speedily, and efficiently allocating capital within their organizations.

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

Build Long-Term Client Relationships Through Customer Service Excellence. We believe that providing high-value, high-quality service is critical in our clients’ decisions to outsource and in building long-term relationships with our clients. To ensure service excellence and consistency across each of our centers globally, we leverage a portfolio of techniques, including SYKES Science of Service®. This standard is a compilation of more than 30 years of experience and best practices. Every customer contact management center strives to meet or exceed the standard, which addresses leadership, hiring and training, performance management down to the agent level, forecasting and scheduling, and the client relationship including continuous improvement, disaster recovery plans and feedback.

Capitalize on Our Worldwide Response Team. Companies are demanding a customer contact management solution that is global in nature — one of our key strengths. In addition to our network of customer contact management centers throughout North America, Australia and Europe, we continue to develop our global delivery model with offshore and near-shore operations in The Philippines, the People’s Republic of China, India, Costa Rica, El Salvador, Mexico, Brazil, Egypt and Romania, offering our clients a secure, high-quality solution tailored to the needs of their diverse and global markets. Furthermore, we are leveraging our expansive virtual infrastructure to deliver home-based agent solutions to our clients across North America.

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

Through strategic technology relationships, we are able to provide fully integrated communication services encompassing e-mail, chat, text messaging and social media platforms. In addition, we utilize Global Direct, our customer relationship management (“CRM”)/e-commerce application for our European fulfillment operations. Global Direct establishes a platform whereby our clients can manage all customer profile and contact information from every communication channel, making it a viable customer-facing infrastructure solution to support their CRM initiatives.

We are also continuing to capitalize on sophisticated technological capabilities, including our digital private network that provides us the ability to manage call volumes more efficiently by load balancing calls and data between customer contact management centers over the same network. Our converged voice and data digital communications network provides a high-quality, fault-tolerant global network for the transport of Voice Over Internet Protocol communications and fully integrates with emergent Internet Protocol telephony systems as well as traditional Time Domain Multiplexing telephony systems. Our flexible, secure and scalable network infrastructure allows us to rapidly respond to changes in client voice and data traffic and quickly establish support operations for new and existing clients.

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

Strategic Rationale for the Alpine Acquisition

We completed the acquisition of Alpine Access, Inc. (“Alpine”) in August 2012. The Alpine acquisition, through use of at-home agents rather than agents who work at brick-and-mortar centers:

•

Creates significant competitive differentiation for quality, speed to market, scalability and flexibility driven by proprietary, internally-developed software, systems, processes and other intellectual property which uniquely overcome the challenges of the at-home delivery model;

•	Dramatically strengthens the Company’s current service portfolio and go-to-market offering while expanding the breadth of clients with minimal client overlap;

•	Broadens the addressable market opportunity within existing and new verticals as well as clients;

•	Expands the addressable pool of skilled labor;

•	Allows SYKES to leverage operational best practices across its global platform, with the potential to convert more of the fixed cost to variable cost; and

•	Further enhances the growth profile of SYKES to drive shareholder value.

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

Broadening Global Delivery Footprint. Just as increased capacity utilization rates and increased seat capacity are key drivers of our revenues and profitability growth, where we deploy the seat capacity geographically is also important. By broadening and continuously strengthening our brick-and-mortar global delivery footprint, we are able to meet both our existing and new clients’ customer contact management needs globally as they enter new markets. At the end of 2013, our global delivery footprint spanned 20 countries. As a multi-channel provider of phone, e-mail, social media, text messaging and chat customer contact management services, we provide comprehensive customer contact management solutions through our recently acquired best-in-class virtual at-home agent offering, which further augments and strengthens our existing brick-and-mortar global delivery footprint. Additionally, with the rapid emergence of on-line communities, Facebook and Twitter, we continue to make on-going investments in our social media service offerings, which can be leveraged across both our brick-and-mortar and at-home agent delivery platforms.

Increasing Share of Seats Within Existing Clients and Winning New Clients. We provide customer contact management support to numerous multinational companies. With this client list, we have the opportunity to grow our client base. We strive to achieve this by winning a greater share of our clients’ in-house seats as well as gaining share from our competitors by providing consistently high-quality service as clients continue to consolidate their vendor base. In addition, as we further leverage our highly differentiated virtual customer contact delivery capability, along with the knowledge of verticals and business lines, we plan to win new clients as a way to broaden our base of growth.

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

Services

We specialize in providing inbound outsourced customer contact management solutions in the BPO arena on a global basis. Our customer contact management services are provided through two reportable segments — the Americas and EMEA. The Americas region, representing 83.2% of consolidated revenues in 2013, includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim. The sites within Latin America and the Asia Pacific Rim are included in the Americas region as they provide a significant service delivery vehicle for U.S.-based companies that are utilizing our customer contact management solutions in these locations to support their customer care needs. In addition, the Americas region also includes revenues from our virtual customer contact solution, which serves markets in both the U.S. and Canada. The EMEA region, representing 16.8% of consolidated revenues in 2013, includes Europe, the Middle East and Africa. See Note 27, Segments and Geographic Information, of the accompanying “Notes to Consolidated Financial Statements” for further information on our segments. The following is a description of our customer contact management solutions:

Outsourced Customer Contact Management Services. Our outsourced customer contact management services represented approximately 98.2% of total 2013 consolidated revenues. Each year since 2008, we have handled over 250 million customer contacts including phone, e-mail, social media, text messaging and chat throughout the Americas and EMEA regions. We provide these services utilizing our advanced technology infrastructure, human resource management skills and industry experience. These services include:

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

•	Customer acquisition — Our customer acquisition services are primarily focused on inbound up-selling of our clients’ products and services.

We provide these services, primarily inbound customer calls, through our extensive global network of customer contact management centers in many languages. Our technology infrastructure and managed service solutions allow for effective distribution of calls to one or more centers. These technology offerings provide our clients and us with the leading edge tools needed to maximize quality and customer satisfaction while controlling and minimizing costs.

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

Operations

Customer Contact Management Centers. We operate across 20 countries in 72 customer contact management centers, which breakdown as follows: 18 centers across Europe and Egypt, 22 centers in the United States, 10 centers in Canada, 4 centers in Australia and 18 centers offshore, including the People’s Republic of China, The Philippines, Costa Rica, El Salvador, India, Mexico and Brazil. In addition to our customer contact management centers, we employ approximately 7,500 virtual customer contact agents across 40 states in the U.S. and across eight provinces in Canada.

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

Our data warehouse captures and downloads customer contact information for reporting on a daily, real-time and historical basis. This data provides our clients with direct visibility into the services that we are providing for them. The data warehouse supplies information for our performance management systems such as our agent scorecarding application, which provides us with the information required for effective management of our operations.

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

Quality Assurance

We believe that providing consistent high-quality service is critical in our clients’ decision to outsource and in building long-term relationships with our clients. It is also our belief and commitment that quality is the responsibility of each individual at every level of the organization. To ensure service excellence and continuity across our organization, we have developed an integrated Quality Assurance program consisting of three major components:

•	The certification of client accounts and customer contact management centers to the SYKES Science of Service® program;

•	The application of continuous improvement through application of our Data Analytics techniques; and

•	The application of process audits to all work procedures.

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

The application of continuous improvement is based upon our suite of data analytics techniques that we have fine-tuned to apply specifically to our service industry. All managers are responsible for continuous improvement in their operations.

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

As part of our marketing efforts, we invite existing and potential clients to experience our customer contact management centers and virtual delivery operations, where we can demonstrate the expertise of our skilled staff in partnering to deliver new ways of growing clients’ customer satisfaction and retention rates, and thus profit, through timely, insightful and proven solutions. During these experiences, we demonstrate our ability to quickly and effectively support a new client or scale business from an existing client by emphasizing our systematic approach to implementing customer contact solutions throughout the world.

Clients

We provide service to clients from our locations in the United States, Canada, Latin America, Australia, the Asia Pacific Rim, Europe and Africa. These clients are Fortune 1000 corporations, medium-sized businesses and public institutions, which span the communications, financial services, technology/consumer, transportation and leisure, healthcare and other industries. Revenue by vertical market for 2013, as a percentage of our consolidated revenues, was 35% for communications, 28% for financial services, 16% for technology/consumer, 8% for transportation and leisure, 6% for healthcare, 2% for retail and 5% for all other vertical markets, including government and utilities. We believe our globally recognized client base presents opportunities for further cross marketing of our services.

Total revenues by segment from AT&T Corporation, a major provider of communication services for which we provide various customer support services, were as follows (in thousands):

	Years Ended December 31,
	2013		2012		2011
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$162,888	12.9%	$130,072	11.5%	$129,331	11.1%
EMEA	3,513	0.3%	3,018	0.3%	3,343	0.2%

	$166,401	13.2%	$133,090	11.8%	$132,674	11.3%

We have multiple distinct contracts with AT&T spread across multiple lines of businesses, including a master services agreement that expires in 2017 and various statements of work, which expire at varying dates between 2014 and 2015. We have historically renewed most of these contracts. However, there is no assurance that these contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts. Each line of business is governed by separate business terms, conditions and metrics. Each line of business also has a separate decision maker such that a loss of one line of business would not necessarily impact our relationship with the client and decision makers on other lines of business. The loss of (or the failure to retain a significant amount of business with) any of our key clients, including AT&T, could have a material adverse effect on our performance. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of our services under our contracts without penalty.

Total revenues from our next largest client, which was in the financial services vertical market, were as follows (in thousands):

	Years Ended December 31,
	2013		2012		2011
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Next largest client	$73,226	5.8%	$70,311	6.2%	$65,783	5.6%

Our top ten clients accounted for approximately 45.9%, 47.8% and 45.4% of our consolidated revenues during the years ended December 31, 2013, 2012 and 2011, respectively.

Competition

The industry in which we operate is global and, therefore, highly fragmented and extremely competitive. While many companies provide customer contact management solutions and services, we believe no one company is dominant in the industry.

In most cases, our principal competition stems from our existing and potential clients’ in-house customer contact management operations. When it is not the in-house operations of a client or potential client, our public and private direct competition includes TeleTech, Sitel, Convergys, iQor, Concentrix, Alorica, West Corporation, Aegis Global, Sutherland, 24/7 Customer, StarTek, Atento, Teleperformance, Transcom, Expert Global Solutions, LiveOps, Working Solutions and Arise, as well as the customer care arm of such companies as Accenture, Xerox, Wipro, Infosys and Mahindra Satyam, among others. There are other numerous and varied providers of such services, including firms specializing in various CRM consulting, other customer management solutions providers, niche or large market companies, as well as product distribution companies that provide fulfillment services. Some of these companies possess substantially greater resources, greater name recognition and a more established customer base than we do.

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

Intellectual Property

The success of our business depends, in part, on our proprietary technology and intellectual property. We rely on a combination of intellectual property laws and contractual arrangements to protect our intellectual property. We and our subsidiaries have registered various trademarks and service marks in the U.S. and/or other countries, including SYKES®, REAL PEOPLE. REAL SOLUTIONS®, SYKES HOME®, SYKES HOME POWERED BY ALPINE ACCESS®, SCIENCE OF SERVICE®, ICT®, SOUND OF SERVICE®, ONEVIEW®, ALPINE ACCESS® and ALPINE ACCESS UNIVERSITY®. The duration of trademark and service mark registrations varies from country to country but may generally be renewed indefinitely as long as the marks are in use and their registrations are properly maintained. Our subsidiary, Alpine, was issued U.S. Patent No. 8,565,413 in 2013 which relates to a system and method for establishment and management of a remote agent call center. Alpine has several additional pending U.S. patent applications.

Employees

As of January 31, 2014, we had approximately 47,900 employees worldwide, including 37,200 customer contact agents handling technical and customer support inquiries at our centers, 7,500 at-home customer contact agents handling technical and customer support inquiries, 3,000 in management, administration, information technology, finance, sales and marketing roles, 100 in enterprise support services and 100 in fulfillment services. Our employees, with the exception of approximately 700 employees in Brazil and various European countries, are not union members and we have never suffered a material interruption of business as a result of a labor dispute. We consider our relations with our employees worldwide to be satisfactory.

We employ personnel through a continually updated recruiting network. This network includes a seasoned team of recruiters, competency-based selection standards and the sharing of global best practices in order to advertise and source qualified candidates through proven recruiting techniques. Nonetheless, demand for qualified professionals with the required language and technical skills may still exceed supply at times as new skills are needed to keep pace with the requirements of customer engagements. As such, competition for such personnel is intense. Additionally, employee turnover in our industry is high.

Executive Officers

The following table provides the names and ages of our executive officers, and the positions and offices currently held by each of them:

Name	Age	Principal Position
Charles E. Sykes	51	President and Chief Executive Officer and Director
W. Michael Kipphut	60	Executive Vice President and Chief Financial Officer
Christopher M. Carrington	52	Executive Vice President, Global Delivery
Lawrence R. Zingale	58	Executive Vice President, General Manager of Major Markets
Jenna R. Nelson	50	Executive Vice President, Human Resources
Daniel L. Hernandez	47	Executive Vice President, Global Strategy
David L. Pearson	55	Executive Vice President and Chief Information Officer
James T. Holder	55	Executive Vice President, General Counsel and Corporate Secretary
William N. Rocktoff	51	Global Vice President and Corporate Controller

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

Christopher M. Carrington joined SYKES in August 2012 and assumed the post of Executive Vice President, Global Delivery in September 2012. Prior to his role at SYKES, Mr. Carrington served as a board member and President and CEO of Alpine Access, a market leader in the virtual contact center solutions and services market. Prior to joining Alpine Access, Mr. Carrington served as President of Americas Outsourcing Services for Capgemini, President and CEO of the Interlink Group and President of the Americas E-business consulting practice for EDS.

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

Unfavorable general economic conditions could negatively affect our business. While it is often difficult to predict the impact of general economic conditions on our business, these conditions could adversely affect the demand for some of our clients’ products and services and, in turn, could cause a decline in the demand for our services. Also, our clients may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase. In addition, we may not be able to renew our revolving credit facility at terms that are as favorable as those terms available under our current credit facility. Also, the group of lenders under our credit facility may not be able to fulfill their funding obligations, which could adversely impact our liquidity. For these reasons, among others, if unfavorable economic conditions persist or decline, this could adversely affect our revenues, operating results and financial condition, as well as our ability to access debt under comparable terms and conditions.

Our business is dependent on key clients, and the loss of a key client could adversely affect our business and results of operations.

We derive a substantial portion of our revenues from a few key clients. Our top ten clients accounted for approximately 45.9% of our consolidated revenues in 2013. The loss of (or the failure to retain a significant amount of business with) any of our key clients could have a material adverse effect on our business, financial condition and results of operations. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short-term notice. Also, clients may unilaterally reduce their use of our services under these contracts without penalty. Thus, our contracts with our clients do not ensure that we will generate a minimum level of revenues.

Cyber-attacks as well as improper disclosure or control of personal information could result in liability and harm our reputation, which could adversely affect our business and results of operations.

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

Our profitability is significantly influenced by our ability to effectively manage our contact center capacity utilization. The majority of our business involves technical support and customer care services initiated by our clients’ customers and, as a result, our capacity utilization varies and demands on our capacity are, to some degree, beyond our control. In order to create the additional capacity necessary to accommodate new or expanded outsourcing projects, we may need to open new contact centers. The opening or expansion of a contact center may result, at least in the short term, in idle capacity until we fully implement the new or expanded program. Additionally, the occasional need to open customer contact centers fully, or primarily, dedicated to a single client, instead of spreading the work among existing facilities with idle capacity, negatively affects capacity utilization. We periodically assess the expected long-term capacity utilization of our contact centers. As a result, we may, if deemed necessary, consolidate, close or partially close under-performing contact centers to maintain or improve targeted utilization and margins. There can be no guarantee that we will be able to achieve or maintain optimal utilization of our contact center capacity.

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

The adoption and implementation of new statutory and regulatory requirements for derivative transactions could have an adverse impact on our ability to hedge risks associated with our business.

We enter into forward and option contracts to hedge against the effect of foreign currency exchange rate fluctuations. The United States Congress has passed, and the President has signed into law, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including foreign currency and interest rate hedging transactions. The Dodd-Frank Act requires the Commodities Futures and Trading Commission to promulgate rules relating to the Dodd-Frank Act. Until the rules relating to the Dodd-Frank Act are established, we cannot know how these regulations will affect us. The rules adopted by the Commodities Futures and Trading Commission may in the future impact our flexibility to execute strategic hedges to reduce foreign exchange and interest rate uncertainty and thus protect cash flows. In addition, the banks and other derivatives dealers who are our contractual counterparties will be required to comply with the Dodd-Frank Act’s new requirements. It is possible that the costs of such compliance will be passed on to customers such as us.

Risks Related to Our International Operations

Our international operations and expansion involve various risks.

We intend to continue to pursue growth opportunities in markets outside the United States. At December 31, 2013, our international operations were conducted from 33 customer contact management centers located in Sweden, Finland, Germany, Egypt, Scotland, Denmark, Norway, Hungary, Romania, Slovakia, The Philippines, the People’s Republic of China, India and Australia. Revenues from these international operations for the years ended

December 31, 2013, 2012, and 2011, were 38.7%, 40.2%, and 42.8% of consolidated revenues, respectively. We also conduct business from 17 customer contact management centers located in Canada, Costa Rica, El Salvador, Mexico and Brazil. International operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, tariffs and taxes, import/export license requirements, the imposition of trade barriers, difficulties in staffing and managing international operations, political uncertainties, longer payment cycles, possible greater difficulties in accounts receivable collection, economic instability as well as political and country-specific risks.

Additionally, we have been granted tax holidays in The Philippines, Colombia, Costa Rica and El Salvador which expire at varying dates from 2014 through 2028. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will renew them. This could potentially result in adverse tax consequences. Any one or more of these factors could have an adverse effect on our international operations and, consequently, on our business, financial condition and results of operations.

As of December 31, 2013, we had cash balances of approximately $195.0 million held in international operations, most of which would be subject to additional taxes if repatriated to the United States. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable due to the inherent complexity of the multi-national tax environment in which we operate.

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

The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013, with many provisions retroactively effective to January 1, 2012. This Act, which extended the tax provisions of the Internal Revenue Code Section 954(c)(6) through the end of 2013, permits continued tax deferral on cash movements that would otherwise be taxable immediately in the U.S. While these cash movements are not taxable in the U.S., related foreign withholding taxes of $3.5 million were included in the provision for income taxes in the accompanying Consolidated Statements of Operations for the year ended December 31, 2013.

We conduct business in various foreign currencies and are therefore exposed to market risk from changes in foreign currency exchange rates and interest rates, which could impact our results of operations and financial condition. We are also subject to certain exposures arising from the translation and consolidation of the financial results of our foreign subsidiaries. We enter into foreign currency forward and option contracts to hedge against the effect of certain foreign currency exchange exposures. However, there can be no assurance that we can take actions to mitigate such exposure in the future, and if taken, that such actions will be successful or that future changes in currency exchange rates will not have a material adverse impact on our future operating results. A significant change in the value of the U.S. Dollar against the currency of one or more countries where we operate may have a material adverse effect on our financial condition and results of operations. Additionally, our hedging exposure to counterparty credit risks is not secured by any collateral. Although each of the counterparty financial institutions with which we place hedging contracts are investment grade rated by the national rating agencies as of the time of the placement, we can provide no assurances as to the financial stability of any of our counterparties. If a counterparty to one or more of our hedge transactions were to become insolvent, we would be an unsecured creditor and our exposure at the time would depend on foreign exchange rate movements relative to the contracted foreign exchange rate and whether any gains result that are not realized due to a counterparty default.

The fundamental shift in our industry toward global service delivery markets presents various risks to our business.

Clients continue to require blended delivery models using a combination of onshore and offshore support. Our offshore delivery locations include The Philippines, the People’s Republic of China, India, Costa Rica, El Salvador, Mexico and Brazil, and while we have operated in global delivery markets since 1996, there can be no assurance that we will be able to successfully conduct and expand such operations, and a failure to do so could have a material adverse effect on our business, financial condition, and results of operations. The success of our offshore operations will be subject to numerous factors, some of which are beyond our control, including general and regional economic conditions, prices for our services, competition, changes in regulation and other risks. In addition, as with all of our operations outside of the United States, we are subject to various additional political, economic and market uncertainties (see “Our international operations and expansion involve various risks”). Additionally, a change in the political environment in the United States or the adoption and enforcement of legislation and regulations curbing the use of offshore customer contact management solutions and services could have a material adverse effect on our business, financial condition and results of operations.

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

We evaluate opportunities to expand the scope of our services through acquisitions and mergers. We may be unable to identify companies that complement our strategies, and even if we identify a company that complements our strategies, we may be unable to acquire or merge with the company. Also, a decrease in the price of our common stock could hinder our growth strategy by limiting growth through acquisitions funded with SYKES’ stock.

The actual integration of the company may result in additional and unforeseen expenses, and the full amount of anticipated benefits of the integration plan may not be realized. If we are not able to adequately address these challenges, we may be unable to fully integrate the acquired operations into our own, or to realize the full amount of anticipated benefits of the integration of the companies.

Our acquisition strategy involves other potential risks. These risks include:

•	the inability to obtain the capital required to finance potential acquisitions on satisfactory terms;

•	the diversion of our attention to the integration of the businesses to be acquired;

•	the risk that the acquired businesses will fail to maintain the quality of services that we have historically provided;

•	the need to implement financial and other systems and add management resources;

•	the risk that key employees of the acquired business will leave after the acquisition;

•	potential liabilities of the acquired business;

•	unforeseen difficulties in the acquired operations;

•	adverse short-term effects on our operating results;

•	lack of success in assimilating or integrating the operations of acquired businesses within our business;

•	the dilutive effect of the issuance of additional equity securities;

•	the impairment of goodwill and other intangible assets involved in any acquisitions;

•	the businesses we acquire not proving profitable; and

•	incurring additional indebtedness.

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

Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in 2010 subjects us to significant additional executive compensation and corporate governance requirements and disclosures, some of which have yet to be implemented by the SEC. Compliance with these requirements may be costly and adversely affect our business.

Item 1B. Unresolved Staff Comments

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the year ended December 31, 2013 relating to our periodic or current reports filed under the Securities Exchange Act of 1934.

Item 2. Properties

Our principal executive offices are located in Tampa, Florida, which consists of approximately 68,000 square feet of leased office space. This facility currently serves as the headquarters for senior management and the financial, information technology and administrative departments. In addition to our headquarters and the customer contact management centers (“centers”) used by our Americas and EMEA segments discussed below, we also have offices in several countries around the world which support our Americas and EMEA segments.

As of December 31, 2013, excluding centers we have exited, we operated 75 centers that are classified as follows:

•	Multi-Client Centers — We own or lease space for these centers and serve multiple clients in each facility;

•	Managed Centers — These facilities are owned or leased by our clients and we staff and manage these sites on behalf of our clients in accordance with facility management contracts; and

•	Fulfillment Centers — We own or lease space for these centers and serve multiple clients in each facility.

As of December 31, 2013, our centers were located in the following countries:

	Multi-Client Centers	Managed Centers	Fulfillment Centers	Total Number of Centers
Americas
Australia	4	—	—	4
Brazil	1	—	—	1
Canada	10	—	—	10
Costa Rica	4	—	—	4
El Salvador	1	—	—	1
India	1	—	—	1
Mexico	1	—	—	1
People’s Republic of China	3	—	—	3
The Philippines	7	—	—	7
United States of America	22	—	—	22

Total Americas centers	54	—	—	54
EMEA
Denmark	1	—	—	1
Egypt	1	—	—	1
Finland	1	—	—	1
Germany	4	—	—	4
Hungary	1	—	—	1
Netherlands	—	1	—	1
Norway	2	—	—	2
Romania	1	—	—	1
Scotland	2	—	1	3
Slovakia	1	—	—	1
Sweden	4	—	1	5

Total EMEA centers	18	1	2	21

Total centers	72	1	2	75

The leases for our centers have remaining terms ranging from one to twenty years and generally contain renewal options. We believe our existing facilities are suitable and adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any physical expansion or any space required due to expiring leases not renewed. We operate from time to time in temporary facilities to accommodate growth before new centers are available. During 2013, our centers, taken as a whole, were utilized at average capacities of approximately 73% and were capable of supporting a higher level of market demand.

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

	High	Low
Year Ended December 31, 2013:
Fourth Quarter	$23.29	$17.08
Third Quarter	18.27	15.59
Second Quarter	16.58	13.95
First Quarter	16.48	14.45

Year Ended December 31, 2012:
Fourth Quarter	$16.39	$12.87
Third Quarter	16.52	12.81
Second Quarter	16.52	14.28
First Quarter	18.61	13.62

Holders of our common stock are entitled to receive dividends out of the funds legally available when and if declared by the Board of Directors. We have not declared or paid any cash dividends on our common stock in the past and do not anticipate paying any cash dividends in the foreseeable future.

As of February 12, 2014, there were 871 holders of record of the common stock. We estimate there were approximately 9,900 beneficial owners of our common stock.

Below is a summary of stock repurchases for the quarter ended December 31, 2013 (in thousands, except average price per share).

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
October 1, 2013 – October 31, 2013	—	$—	—	1,629
November 1, 2013 – November 30, 2013	—	$—	—	1,629
December 1, 2013 – December 31, 2013	—	$—	—	1,629

Total	—		—	1,629

(1)

All shares purchased as part of the repurchase plan publicly announced on August 18, 2011. Total number of shares approved for repurchase under the 2011 Share Repurchase Plan was 5.0 million with no expiration date. All of the shares available under the repurchase plan publicly announced on August 5, 2002 have been repurchased.

Five-Year Stock Performance Graph

The following graph presents a comparison of the cumulative shareholder return on the common stock with the cumulative total return on the NASDAQ Computer and Data Processing Services Index, the NASDAQ Telecommunications Index, the Russell 2000 Index, the S&P Small Cap 600 and the SYKES Peer Group (as defined below). The SYKES Peer Group is comprised of publicly traded companies that derive a substantial portion of their revenues from call center, customer care business, have similar business models to SYKES, and are those most commonly compared to SYKES by industry analysts following SYKES. SYKES has updated its Peer Group to include Telepeformance, a publicly-traded France-based global customer care company, which increasingly competes with SYKES in the marketplace. SYKES further added Teleperformance in order for investors to have a broader set of data points from which to better gauge the Peer’s share price performance and to substitute for publicly-traded competitors that have either gone private or have been acquired through strategic acquisitions over the past few years. This graph assumes that $100 was invested on December 31, 2008 in SYKES common stock, the NASDAQ Computer and Data Processing Services Index, the NASDAQ Telecommunications Index, the Russell 2000 Index, the S&P Small Cap 600 and SYKES Peer Group, including reinvestment of dividends.

Comparison of Five-Year Cumulative Total Return (in dollars)

New SYKES Peer Group	Exchange & Ticker Symbol
Convergys Corp.	NYSE: CVG
StarTek, Inc.	NYSE: SRT
TeleTech Holdings, Inc.	Nasdaq: TTEC
Teleperformance	NYSE Euronext: RCF

Old SYKES Peer Group	Exchange & Ticker Symbol
Convergys Corp.	NYSE: CVG
StarTek, Inc.	NYSE: SRT
TeleTech Holdings, Inc.	Nasdaq: TTEC

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

We sold our operations in Spain during 2012 and Argentina in 2010. Accordingly, we have reclassified the selected financial data for all periods presented to reflect these results as discontinued operations in accordance with Accounting Standards Codification 205-20 “Discontinued Operations”.

The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the accompanying Consolidated Financial Statements and related notes thereto.

	Years Ended December 31,
(in thousands, except per share data)	2013	2012	2011	2010	2009
Income Statement Data: (1)
Revenues	$1,263,460	$1,127,698	$1,169,267	$1,121,911	$769,353
Income from continuing operations (2,3,4,6,8,9,10,11)	53,527	47,779	65,535	37,981	71,172
Income from continuing operations, net of taxes (2,3,4,6,8,9,10,11)	37,260	39,950	52,314	26,115	44,667
(Loss) from discontinued operations, net of taxes (5)	—	(820)	(4,532)	(12,893)	(1,456)
Gain (loss) on sale of discontinued operations, net of taxes (7)	—	(10,707)	559	(23,495)	—
Net income (loss)	37,260	28,423	48,341	(10,273)	43,211

Net Income (Loss) Per Common Share: (1)
Basic:
Continuing operations (2,3,4,6,8,9,10,11)	$0.87	$0.93	$1.15	$0.57	$1.10
Discontinued operations (5,7)	—	(0.27)	(0.09)	(0.79)	(0.04)

Net income (loss) per common share	$0.87	$0.66	$1.06	$(0.22)	$1.06

Diluted:
Continuing operations (2,3,4,6,8,9,10,11)	$0.87	$0.93	$1.15	$0.57	$1.09
Discontinued operations (5,7)	—	(0.27)	(0.09)	(0.79)	(0.04)

Net income (loss) per common share	$0.87	$0.66	$1.06	$(0.22)	$1.05

Weighted Average Common Shares: (1)
Basic	42,877	43,105	45,506	46,030	40,707
Diluted	42,925	43,148	45,607	46,133	41,026

Balance Sheet Data: (1,12)
Total assets	$950,261	$908,689	$769,130	$794,600	$672,471
Long-term debt	98,000	91,000	—	—	—
Shareholders’ equity	635,704	606,264	573,566	583,195	450,674

(1)

The amounts for 2013 and 2012 include the Alpine acquisition completed on August 20, 2012. See Note 2, Acquisition of Alpine Access, Inc., for further information. The amounts for 2011 and 2010 include the ICT acquisition completed on February 2, 2010.

(2)	The amounts for 2013 include $2.1 million in Alpine acquisition-related costs and a $0.2 million net loss on disposal of property and equipment.

(3)

The amounts for 2012 include $4.8 million in Alpine acquisition-related costs, a $0.4 million net loss on the disposal of property and equipment, a $0.1 million gain on insurance settlement and a $0.4 million impairment of long-lived assets.

(4)

The amounts for 2011 include $11.8 million in ICT acquisition-related costs, a $3.7 million net gain on the sale of the land and building in Minot, North Dakota, a $0.5 million net gain on insurance settlement and a $1.7 million impairment of long-lived assets.

(5)	The amounts for all periods presented include the operations in Spain and Argentina, which were sold in 2012 and 2010, respectively. See Note 3, Discontinued Operations, for further information.

(6)

The amounts for 2013, 2012, 2011 and 2010 include $0.3 million, $1.8 million, $5.3 million and $11.0 million, respectively, related to the exit plans. See Note 4, Costs Associated with Exit or Disposal Activities, for further information.

(7)	The amounts include the gain (loss) on sale of the operations in Spain in 2012 and Argentina in 2011 and 2010. See Note 3, Discontinued Operations, for further information.

(8)	The amounts for 2011 and 2010 each include a $0.4 million recovery of regulatory penalties.

(9)

The amounts for 2010 include $46.3 million in ICT acquisition-related costs, a $3.3 million impairment of long-lived assets, a $2.0 million net gain on insurance settlement and a $0.4 million impairment of goodwill and intangibles.

(10)	The amounts for 2009 include $3.3 million in ICT acquisition-related costs and a $1.9 million impairment of goodwill and intangibles.

(11)

The amounts for 2009 include a $14.7 million charge to provision for income taxes related to our change of intent in the fourth quarter of 2009 regarding the permanent reinvestment of foreign subsidiaries’ accumulated and undistributed earnings and a $2.1 million impairment loss on our investment in SHPS.

(12)	The Company has not declared cash dividends per common share for any of the five years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and the notes thereto that appear elsewhere in this Annual Report on Form 10-K. The following discussion and analysis compares the year ended December 31, 2013 (“2013”) to the year ended December 31, 2012 (“2012”), and 2012 to the year ended December 31, 2011 (“2011”).

The following discussion and analysis and other sections of this document contain forward-looking statements that involve risks and uncertainties. Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. Future events and actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis and in this Annual Report on Form 10-K for the year ended December 31, 2013 in Item 1.A., “Risk Factors.”

Executive Summary

We provide comprehensive customer contact management solutions and services to a wide range of clients including Fortune 1000 companies, medium-sized businesses and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure and healthcare industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which include customer assistance, healthcare and roadside assistance, technical support and product sales to our clients’ customers. These services, which represented 98.2% of consolidated revenues in 2013, are delivered through multiple communication channels encompassing phone, e-mail, social media, text messaging and chat. We also provide various enterprise support services in the United States (“U.S.”) that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including multilingual sales order processing via the Internet and phone, payment processing, inventory control, product delivery, and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers throughout the United States, Canada, Europe, Latin America, Australia, the Asia Pacific Rim and Africa.

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

General and administrative costs include administrative, sales and marketing, occupancy and other costs.

Depreciation, net represents depreciation on property and equipment, net of the amortization of deferred property grants.

Amortization of intangibles represents amortization of finite-lived intangible assets.

The net gain (loss) on disposal of property and equipment represents the difference between the amount of proceeds received, if any, and the carrying value of the asset.

The impairment of long-lived assets represents the amount by which the carrying value of the asset exceeds the estimated fair value.

Interest income primarily relates to interest earned on cash and cash equivalents.

Interest (expense) includes interest on outstanding borrowings and commitment fees charged on the unused portion of our revolving credit facility, as more fully described in this Item 7, under “Liquidity and Capital Resources.”

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

The total purchase price of $149.0 million was funded by $41.0 million in cash on hand and borrowings of $108.0 million under our credit agreement with KeyBank National Association (“KeyBank”), dated May 3, 2012. See “Liquidity & Capital Resources” later in this Item 7 and Note 20, Borrowings, of “Notes to Consolidated Financial Statements” for further information.

The results of operations of Alpine have been reflected in the accompanying Consolidated Statements of Operations since August 20, 2012.

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

Results of Operations

The following table sets forth, for the years indicated, the amounts reflected in the accompanying Consolidated Statements of Operations as well as the changes between the respective years:

	Years Ended December 31,
			2013		2012
(in thousands)	2013	2012	$ Change	2011	$ Change
Revenues	$1,263,460	$1,127,698	$135,762	$1,169,267	$(41,569)

Operating expenses:
Direct salaries and related costs	855,266	737,952	117,314	763,930	(25,978)
General and administrative	297,519	290,373	7,146	287,033	3,340
Depreciation, net	42,084	40,369	1,715	46,111	(5,742)
Amortization of intangibles	14,863	10,479	4,384	7,961	2,518
Net (gain) loss on disposal of property and equipment	201	391	(190)	(3,021)	3,412
Impairment of long-lived assets	—	355	(355)	1,718	(1,363)

Total operating expenses	1,209,933	1,079,919	130,014	1,103,732	(23,813)

Income from continuing operations	53,527	47,779	5,748	65,535	(17,756)

Other income (expense):
Interest income	866	1,458	(592)	1,352	106
Interest (expense)	(2,307)	(1,547)	(760)	(1,132)	(415)
Other (expense)	(761)	(2,533)	1,772	(2,099)	(434)

Total other income (expense)	(2,202)	(2,622)	420	(1,879)	(743)

Income from continuing operations before income taxes	51,325	45,157	6,168	63,656	(18,499)
Income taxes	14,065	5,207	8,858	11,342	(6,135)

Income from continuing operations, net of taxes	37,260	39,950	(2,690)	52,314	(12,364)
(Loss) from discontinued operations, net of taxes	—	(820)	820	(4,532)	3,712
Gain (loss) on sale of discontinued operations, net of taxes	—	(10,707)	10,707	559	(11,266)

Net income	$37,260	$28,423	$8,837	$48,341	$(19,918)

The following table sets forth, for the years indicated, the amounts presented in the accompanying Consolidated Statements of Operations as a percentage of revenues:

	Years Ended December 31,
	2013	2012	2011
Percentage of Revenue:
Revenues	100.0%	100.0%	100.0%
Direct salaries and related costs	67.7	65.4	65.3
General and administrative	23.5	25.8	24.6
Depreciation, net	3.3	3.6	3.9
Amortization of intangibles	1.2	0.9	0.7
Net (gain) loss on disposal of property and equipment	0.0	0.0	(0.3)
Impairment of long-lived assets	—	0.0	0.1

Income from continuing operations	4.3	4.3	5.7
Interest income	0.1	0.1	0.1
Interest (expense)	(0.2)	(0.1)	(0.1)
Other (expense)	(0.1)	(0.2)	(0.2)

Income from continuing operations before income taxes	4.1	4.1	5.5
Income taxes	1.1	0.5	1.0

Income from continuing operations, net of taxes	3.0	3.6	4.5
(Loss) from discontinued operations, net of taxes	—	(0.1)	(0.3)
Gain (loss) on sale of discontinued operations, net of taxes	—	(0.9)	0.0

Net income (loss)	3.0%	2.6%	4.2%

2013 Compared to 2012

Revenues

	Years Ended December 31,
	2013		2012
		% of		% of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change
Americas	$1,050,813	83.2%	$947,147	84.0%	$103,666
EMEA	212,647	16.8%	180,551	16.0%	32,096

Consolidated	$1,263,460	100.0%	$1,127,698	100.0%	$135,762

Consolidated revenues increased $135.8 million, or 12.0%, in 2013 from 2012.

The increase in Americas’ revenues was primarily due to new contract sales of $80.3 million and Alpine acquisition revenues of $68.6 million, partially offset by end-of-life client programs of $25.4 million, lower volumes from existing contracts of $5.9 million and the negative foreign currency impact of $13.9 million. Revenues from our offshore operations represented 43.0% of Americas’ revenues, compared to 47.1% in 2012. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our continual focus to re-price or replace certain sub-profitable target client programs.

The increase in EMEA’s revenues was primarily due to new contract sales of $28.0 million, higher volumes from existing contracts of $6.3 million and the positive foreign currency impact of $4.5 million, partially offset by end-of-life client programs of $6.7 million.

On a consolidated basis, we had 42,200 brick-and-mortar seats as of December 31, 2013, an increase of 2,900 seats from 2012. The capacity utilization rate on a combined basis was 73% compared to 75% in 2012. This decrease was due partly to a delay in the timing of capacity rationalization, coupled with the increase in seats driven by facility upgrades and transfers, and growth in new and existing client programs that are in the process of ramping up.

On a geographic segment basis, 36,100 seats were located in the Americas, an increase of 2,100 seats from 2012, and 6,100 seats were located in EMEA, an increase of 800 seats from 2012. The consolidated offshore seat count as of December 31, 2013 was 23,400, or 55%, of our total seats, an increase of 1,400 seats, or 6%, from 2012. The capacity utilization rate for the Americas as of December 31, 2013 was 70%, compared to 74% as of December 31, 2012, down primarily due to a delay in the timing of capacity rationalization, coupled with the increase in seats as previously mentioned. The capacity utilization rate for EMEA as of December 31, 2013 was 87%, compared to 82% as of December 31, 2012, up primarily due to an increase in demand from new and existing clients. We strive to attain an 85% capacity utilization metric at each of our locations.

The Company plans to add approximately 1,200 seats on a gross basis in 2014. Approximately 50% of the new seat count is expected to be added in the first half of 2014, with the remainder in the second half. Total seat count on a net basis for the full year, however, is expected to decrease by approximately 1,200 seats as we continue to rationalize excess capacity.

Direct Salaries and Related Costs

	Years Ended December 31,
	2013		2012
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Americas	$699,797	66.6%	$609,836	64.4%	$89,961	2.2%
EMEA	155,469	73.1%	128,116	71.0%	27,353	2.1%

Consolidated	$855,266	67.7%	$737,952	65.4%	$117,314	2.3%

The increase of $117.3 million in direct salaries and related costs included a positive foreign currency impact of $6.4 million in the Americas and a negative foreign currency impact of $3.3 million in EMEA.

The increase in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher compensation costs of 1.9% driven by the ramp up for new and existing client programs principally in the communications vertical, partially offset by lower demand within the financial services and healthcare verticals without a commensurate reduction in labor costs, higher auto tow claim costs of 0.1% due to an increase in the average length of tows without a commensurate increase in fees at our Canadian roadside assistance operations and higher other costs of 0.2%.

The increase in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher compensation costs of 4.4% driven by the ramp up for new and existing client programs principally in the communications vertical, partially offset by lower fulfillment materials costs of 0.7%, lower billable supply costs of 0.5%, lower severance-related costs of 0.4% due to the closure of certain sites in connection with the Fourth Quarter 2011 Exit Plan, lower recruiting costs of 0.2%, lower communications costs of 0.2%, lower travel costs of 0.2% and lower other costs of 0.1%.

General and Administrative

	Years Ended December 31,
	2013		2012
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Americas	$204,321	19.4%	$196,080	20.7%	$8,241	-1.3%
EMEA	46,667	21.9%	43,004	23.8%	3,663	-1.9%
Corporate	46,531	—	51,289	—	(4,758)	—

Consolidated	$297,519	23.5%	$290,373	25.7%	$7,146	-2.2%

The increase of $7.1 million in general and administrative expenses included a positive foreign currency impact of $1.5 million in the Americas and a negative foreign currency impact of $0.8 million in EMEA.

The decrease in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to lower compensation costs of 0.6%, lower facility-related costs of 0.4% due to rationalization of facilities, lower equipment and maintenance costs of 0.2% and lower other costs of 0.1%.

The decrease in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to lower compensation costs of 0.9%, lower facility-related costs of 0.3%, lower communications costs of 0.3%, lower severance-related costs of 0.2% principally all due to the closure of certain sites in connection with the Fourth Quarter 2011 Exit Plan and lower other costs of 0.2%.

The decrease of $4.8 million in Corporate’s general and administrative expenses was primarily attributable to lower merger and integration costs of $3.5 million, lower consulting costs of $1.7 million, lower legal and professional fees of $1.0 million, lower travel costs of $0.3 million, lower equipment and maintenance costs of $0.3 million, lower communications costs of $0.2 million, lower training costs of $0.2 million and lower other costs of $0.3 million, partially offset by higher compensation costs of $2.1 million and higher facility-related costs of $0.6 million.

Depreciation and Amortization

	Years Ended December 31,
	2013		2012
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Depreciation, net:
Americas	$37,818	3.6%	$36,494	3.9%	$1,324	-0.3%
EMEA	4,266	2.0%	3,875	2.1%	391	-0.1%

Consolidated	$42,084	3.3%	$40,369	3.6%	$1,715	-0.3%

Amortization of intangibles:
Americas	$14,863	1.4%	$10,479	1.1%	$4,384	0.3%
EMEA	—	0.0%	—	0.0%	—	0.0%

Consolidated	$14,863	1.2%	$10,479	0.9%	$4,384	0.3%

The increase in depreciation was primarily due to capital expenditures for new seat additions, maintenance and systems infrastructure.

The increase in amortization was primarily due to the August 2012 Alpine acquisition.

Net (Gain) Loss on Disposal of Property and Equipment and Impairment of Long-Lived Assets

	Years Ended December 31,
	2013		2012
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Net (gain) loss on disposal of property and equipment:
Americas	$8	0.0%	$323	0.0%	$(315)	0.0%
EMEA	193	0.1%	68	0.0%	125	0.1%

Consolidated	$201	0.0%	$391	0.0%	$(190)	0.0%

Impairment of long-lived assets:
Americas	$—	0.0%	$355	0.0%	$(355)	0.0%
EMEA	—	0.0%	—	0.0%	—	0.0%

Consolidated	$—	0.0%	$355	0.0%	$(355)	0.0%

See Note 5, Fair Value, of the “Notes to Consolidated Financial Statements” for further information regarding the impairment of long-lived assets.

Other Income (Expense)

	Years Ended December 31,
(in thousands)	2013	2012	$ Change
Interest income	$866	$1,458	$(592)

Interest (expense)	$(2,307)	$(1,547)	$(760)

Other (expense):
Foreign currency transaction gains (losses)	$(5,962)	$(2,856)	$(3,106)
Gains (losses) on foreign currency derivative instruments not designated as hedges	4,216	(295)	4,511
Gains (losses) on liquidation of foreign subsidiaries	—	(582)	582
Other miscellaneous income (expense)	985	1,200	(215)

Total other (expense)	$(761)	$(2,533)	$1,772

The decrease in interest income reflects lower average invested balances of interest bearing investments in cash and cash equivalents in 2013 compared to 2012.

The increase in interest (expense) reflects higher average outstanding borrowings primarily related to the August 2012 Alpine acquisition.

Other (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in “Accumulated other comprehensive income” in shareholders’ equity in the accompanying Consolidated Balance Sheets.

Income Taxes

	Years Ended December 31,
(in thousands)	2013	2012	$ Change
Income from continuing operations before income taxes	$51,325	$45,157	$6,168
Income taxes	$14,065	$5,207	$8,858

			% Change
Effective tax rate	27.4%	11.5%	15.9%

The increase in the effective tax rate in 2013 compared to 2012 is primarily due to withholding taxes on offshore cash movements, U.S. taxation of offshore gains on derivatives and foreign exchange, tax benefits recognized in 2012 as a result of the Alpine acquisition and the fluctuations in earnings among the various jurisdictions in which we operate.

In 2013, we executed offshore cash movements to take advantage of The American Taxpayer Relief Act of 2012 (the “Act”) enacted on January 2, 2013, with retroactive application to January 1, 2012. This Act, which extended the tax provisions of the Internal Revenue Code Section 954(c)(6) through the end of 2013, permits continued tax deferral on such movements that would otherwise be taxable immediately in the U.S. While these cash movements are not taxable in the U.S., related foreign withholding taxes of $3.5 million were included in the provision for income taxes in the accompanying Consolidated Statement of Operations for the year ended December 31, 2013.

Prior to the passage of the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, we determined that we intended to distribute all of the current year and future years’ earnings of a non-U.S. subsidiary to its foreign parent. Withholding taxes of $0.6 million and $0.8 million related to this distribution are included in the provision for income taxes in the accompanying Consolidated Statements of Operations for the years ended December 31, 2013 and 2012, respectively.

Gain (Loss) from Discontinued Operations

	Years Ended December 31,
	2013		2012
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
(Loss) from discontinued operations, net of taxes
Americas	$—	0.0%	$—	0.0%	$—	0.0%
EMEA	—	0.0%	(820)	-0.5%	820	0.5%

Consolidated	$—	0.0%	$(820)	-0.1%	$820	0.1%

Gain (loss) on sale of discontinued operations, net of taxes
Americas	$—	0.0%	$(10,707)	-1.1%	$10,707	1.1%
EMEA	—	0.0%	—	0.0%	—	0.0%

Consolidated	$—	0.0%	$(10,707)	-0.9%	$10,707	0.9%

In 2012, (loss) from discontinued operations and the (loss) on sale of discontinued operations related to the sale of our operations in Spain in March 2012. There was no tax impact on either the (loss) from discontinued operations or the (loss) on sale of discontinued operations.

2012 Compared to 2011

Revenues

	Years Ended December 31,
	2012		2011
		% of		% of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change
Americas	$947,147	84.0%	$963,142	82.4%	$(15,995)
EMEA	180,551	16.0%	206,125	17.6%	(25,574)

Consolidated	$1,127,698	100.0%	$1,169,267	100.0%	$(41,569)

Consolidated revenues decreased $41.6 million, or 3.6%, in 2012 from 2011.

The decrease in Americas’ revenues was primarily due to end-of-life client programs of $85.9 million and lower volumes from existing contracts of $35.7 million, partially offset by new contract sales of $64.5 million, Alpine acquisition revenues of $40.6 million and the positive foreign currency impact of $0.5 million. Revenues from our offshore operations represented 47.1% of Americas’ revenues, compared to 47.8% in 2011. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our continual focus to re-price or replace certain sub-profitable target client programs.

The decrease in EMEA’s revenues was primarily due to end-of-life client programs of $32.7 million, lower volumes from existing contracts of $0.5 million and the negative foreign currency impact of $11.7 million, partially offset by new contract sales of $19.3 million.

Direct Salaries and Related Costs

	Years Ended December 31,
	2012		2011
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Americas	$609,836	64.4%	$611,783	63.5%	$(1,947)	0.9%
EMEA	128,116	71.0%	152,147	73.8%	(24,031)	-2.8%

Consolidated	$737,952	65.4%	$763,930	65.3%	$(25,978)	0.1%

The decrease of $26.0 million in direct salaries and related costs included a negative foreign currency impact of $1.1 million in the Americas and a positive foreign currency impact of $8.2 million in EMEA.

The increase in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher compensation costs of 0.8%, higher travel costs of 0.1% and higher other costs of 0.2%, partially offset by lower communication costs of 0.2%.

The decrease in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower severance-related and compensation costs of 2.6% due to a workforce reduction in connection with the Fourth Quarter 2011 Exit Plan, lower billable supply costs of 0.3% and lower other costs of 0.4%, partially offset by higher fulfillment materials costs of 0.5%.

General and Administrative

	Years Ended December 31,
	2012		2011
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Americas	$196,080	20.7%	$188,398	19.6%	$7,682	1.1%
EMEA	43,004	23.8%	52,189	25.3%	(9,185)	-1.5%
Corporate	51,289	—	46,446	—	4,843	—

Consolidated	$290,373	25.7%	$287,033	24.5%	$3,340	1.2%

The increase of $3.3 million in general and administrative expenses included a negative foreign currency impact of $0.3 million in the Americas and a positive foreign currency impact of $2.7 million in EMEA.

The increase in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to higher compensation costs of 0.4% principally related to higher wage rates, higher facility-related costs of 0.2% principally from the expansion of U.S. facilities and lease termination costs in connection with the Fourth Quarter 2011 Exit Plan, higher software maintenance of 0.2%, higher legal and professional fees of 0.1%, higher taxes of 0.1% and higher other costs of 0.3%, partially offset by lower equipment and maintenance costs of 0.2%.

The decrease in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to lower severance-related costs of 0.8% and lower facility-related costs of 0.5% due to the closure of certain sites in connection with the Fourth Quarter 2011 Exit Plan, lower equipment and maintenance costs of 0.2%, lower legal and professional fees of 0.2% and lower other costs of 0.1%, partially offset by higher communications costs of 0.2% and higher compensation costs of 0.1%.

The increase of $4.8 million in Corporate’s general and administrative expenses was primarily attributable to higher merger and integration costs of $2.9 million, higher compensation costs of $1.5 million, higher legal and professional fees of $1.1 million, higher software maintenance costs of $0.3 million and higher other costs of $0.2 million, partially offset by lower charitable contributions of $1.2 million.

Depreciation and Amortization

	Years Ended December 31,
	2012		2011
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Depreciation, net:
Americas	$36,494	3.9%	$41,059	4.3%	$(4,565)	-0.4%
EMEA	3,875	2.1%	5,052	2.5%	(1,177)	-0.4%

Consolidated	$40,369	3.6%	$46,111	3.9%	$(5,742)	-0.3%

Amortization of intangibles:
Americas	$10,479	1.1%	$7,961	0.8%	$2,518	0.3%
EMEA	—	0.0%	—	0.0%	—	0.0%

Consolidated	$10,479	0.9%	$7,961	0.7%	$2,518	0.2%

The decrease in depreciation was primarily due to the continued use of fully depreciated assets and the closure of certain sites in connection with the Fourth Quarter 2011 Exit Plan.

The increase in amortization was primarily due to the August 2012 Alpine acquisition.

Net (Gain) Loss on Disposal of Property and Equipment and Impairment of Long-Lived Assets

	Years Ended December 31,
	2012		2011
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Net (gain) loss on disposal of property and equipment:
Americas	$323	0.0%	$(3,030)	-0.3%	$3,353	0.3%
EMEA	68	0.0%	9	0.0%	59	0.0%

Consolidated	$391	0.0%	$(3,021)	-0.3%	$3,412	0.3%

Impairment of long-lived assets:
Americas	$355	0.0%	$1,244	0.1%	$(889)	-0.1%
EMEA	—	0.0%	474	0.2%	(474)	-0.2%

Consolidated	$355	0.0%	$1,718	0.1%	$(1,363)	-0.1%

The net (gain) on disposal of property and equipment in 2011 primarily related to the sale of land and a building located in Minot, North Dakota.

See Note 5, Fair Value, of the “Notes to Consolidated Financial Statements” for further information regarding impairment of long-lived assets.

Other Income (Expense)

	Years Ended December 31,
(in thousands)	2012	2011	$ Change
Interest income	$1,458	$1,352	$106

Interest (expense)	$(1,547)	$(1,132)	$(415)

Other (expense):
Foreign currency transaction gains (losses)	$(2,856)	$(749)	$(2,107)
Gains (losses) on foreign currency derivative instruments not designated as hedges	(295)	(1,444)	1,149
Gains (losses) on liquidation of foreign subsidiaries	(582)	—	(582)
Other miscellaneous income (expense)	1,200	94	1,106

Total other (expense)	$(2,533)	$(2,099)	$(434)

Interest income remained relatively unchanged in 2012 from 2011.

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

Income Taxes

	Years Ended December 31,
(in thousands)	2012	2011	$ Change
Income from continuing operations before income taxes	$45,157	$63,656	$(18,499)
Income taxes	$5,207	$11,342	$(6,135)

			% Change
Effective tax rate	11.5%	17.8%	-6.3%

The decrease in the effective tax rate resulted primarily from integration and transaction costs related to the Alpine acquisition, which lowered income in a high tax jurisdiction.

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

Gain (Loss) from Discontinued Operations

	Years Ended December 31,
	2012		2011
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
(Loss) from discontinued operations, net of taxes
Americas	$—	0.0%	$—	0.0%	$—	0.0%
EMEA	(820)	-0.5%	(4,532)	-2.2%	3,712	1.7%

Consolidated	$(820)	-0.1%	$(4,532)	-0.4%	$3,712	0.3%

Gain (loss) on sale of discontinued operations, net of taxes
Americas	$(10,707)	-1.1%	$559	0.1%	$(11,266)	-1.2%
EMEA	—	0.0%	—	0.0%	—	0.0%

Consolidated	$(10,707)	-0.9%	$559	0.0%	$(11,266)	-0.9%

In 2012, the (loss) from discontinued operations and the (loss) on sale of discontinued operations related to the sale of our operations in Spain in March 2012. In 2011, the net gain on sale of discontinued operations related to the sale of our operations in Argentina resulted from the reversal of the accrued liability related to the expiration of the indemnification to the purchaser for the possible loss of a specific client business. There was no tax impact on either the (loss) from discontinued operations or the (loss) on sale of discontinued operations.

Quarterly Results

The following information presents our unaudited quarterly operating results from continuing operations for 2013 and 2012. During 2012, we sold our operations in Spain. Accordingly, we have reclassified the selected financial data for all periods presented to reflect these results as discontinued operations in accordance with Accounting Standards Codification 205-20 “Discontinued Operations”. The data has been prepared on a basis consistent with the accompanying Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, and includes all adjustments, consisting of normal recurring accruals, that we consider necessary for a fair presentation thereof.

(in thousands, except per share data)	12/31/2013	9/30/2013	6/30/2013	3/31/2013	12/31/2012	9/30/2012	6/30/2012	3/31/2012
Revenues (1)	$335,338	$322,143	$304,735	$301,244	$304,272	$280,526	$264,802	$278,098

Operating expenses:
Direct salaries and related costs (1,2,3)	226,418	215,001	210,141	203,706	201,194	183,628	174,630	178,500
General and administrative (1,4,5)	74,612	73,910	75,273	73,724	72,803	75,548	69,708	72,314
Depreciation, net (1)	11,221	10,677	10,017	10,169	10,336	9,583	9,816	10,634
Amortization of intangibles (1)	3,692	3,699	3,713	3,759	3,835	2,774	2,009	1,861
Net (gain) loss on disposal of property and equipment	141	77	(26)	9	308	199	(66)	(50)
Impairment of long-lived assets	—	—	—	—	84	122	—	149

Total operating expenses	316,084	303,364	299,118	291,367	288,560	271,854	256,097	263,408

Income from continuing operations	19,254	18,779	5,617	9,877	15,712	8,672	8,705	14,690

Other income (expense):
Interest income	218	216	208	224	443	297	354	364
Interest (expense)	(591)	(630)	(578)	(508)	(498)	(421)	(312)	(316)
Other income (expense)	(903)	356	(339)	125	(729)	(715)	(488)	(601)

Total other income (expense)	(1,276)	(58)	(709)	(159)	(784)	(839)	(446)	(553)

Income from continuing operations before income taxes	17,978	18,721	4,908	9,718	14,928	7,833	8,259	14,137
Income taxes	6,978	4,575	(688)	3,200	1,638	(309)	511	3,367

Income from continuing operations, net of taxes	11,000	14,146	5,596	6,518	13,290	8,142	7,748	10,770
(Loss) from discontinued operations, net of taxes (6)	—	—	—	—	—	—	—	(820)
(Loss) on sale of discontinued operations, net of taxes (7)	—	—	—	—	—	—	—	(10,707)

Net income (loss)	$11,000	$14,146	$5,596	$6,518	$13,290	$8,142	$7,748	$(757)

Net income (loss) per common share (8) :
Basic:
Continuing operations	$0.26	$0.33	$0.13	$0.15	$0.31	$0.19	$0.18	$0.25
Discontinued operations	—	—	—	—	—	—	—	(0.27)

Net income (loss) per common share	$0.26	$0.33	$0.13	$0.15	$0.31	$0.19	$0.18	$(0.02)

Diluted:
Continuing operations	$0.26	$0.33	$0.13	$0.15	$0.31	$0.19	$0.18	$0.25
Discontinued operations	—	—	—	—	—	—	—	(0.27)

Net income (loss) per common share	$0.26	$0.33	$0.13	$0.15	$0.31	$0.19	$0.18	$(0.02)

Weighted average shares:
Basic	42,759	42,785	42,936	43,036	43,057	43,014	43,094	43,309
Diluted	42,880	42,836	42,954	43,052	43,081	43,031	43,103	43,409

(1)	Each of the quarters for 2013 and the quarters ended December 31, 2012 and September 30, 2012 include the results of Alpine, as a result of the acquisition completed on August 20, 2012.

(2)	The quarter ended March 31, 2012 includes $0.7 million related to the Fourth Quarter 2011 Exit Plan.

(3)	The quarter ended June 30, 2013 includes $0.5 million, respectively, in Alpine acquisition-related costs.

(4)

The quarters ended December 31, 2013 and September 30, 2013 include $0.3 million and $(0.1) million, respectively, related to the exit plans. The quarters ended December 31, 2012, September 30, 2012, June 30, 2012 and March 31, 2012 include $(0.4) million, $0.6 million, $0.7 million and $0.3 million, respectively, related to the exit plans. See Note 4, Costs Associated with Exit or Disposal Activities, for further information.

(5)

The quarters ended September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012 and June 30, 2012 include $0.1 million, $0.8 million, $0.7 million, $1.0 million, $3.7 million and $0.1 million, respectively, in Alpine acquisition-related costs.

(6)	The amount for the quarter ended March 31, 2012 includes the results of our operations in Spain, which was sold in March 2012.

(7)	The quarter ended March 31, 2012 includes the loss on the sale of our operations in Spain, which was sold in March 2012.

(8)	Net income (loss) per basic and diluted common share is computed independently for each of the quarters presented and, therefore, may not sum to the total for the year.

Business Outlook

For the twelve months ended December 31, 2014, we anticipate the following financial results:

•	Revenues in the range of $1,315.0 million to $1,335.0 million;

•	Effective tax rate of approximately 24.8%;

•	Fully diluted share count of approximately 43.1 million;

•	Diluted earnings per share in the range of $1.20 to $1.30; and

•	Capital expenditures in the range of $45.0 million to $50.0 million

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

On August 18, 2011, the Board authorized us to purchase up to 5.0 million shares of our outstanding common stock (the “2011 Share Repurchase Program”). A total of 3.4 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date. Our Board previously authorized us on August 5, 2002 to purchase up to 3.0 million shares of our outstanding common stock, the last of which were repurchased during 2011.

The shares repurchased under our share repurchase programs were as follows (in thousands, except per share amounts):

	Total Number of Shares	Range of Prices Paid Per Share		Total Cost of Shares
For the Years Ended	Repurchased	Low	High	Repurchased
December 31, 2013	341	$15.61	$16.99	$5,479
December 31, 2012	537	$13.85	$15.00	$7,908
December 31, 2011	3,292	$12.46	$18.53	$49,993

During 2013, cash increased $86.2 million from operating activities, $32.0 million due to proceeds from the issuance of long-term debt, $0.4 million from the proceeds from sale of property and equipment, $0.2 million from the proceeds from grants and $0.1 million of other. Further, we used $59.2 million for capital expenditures, $25.0 million to repay long-term debt, $5.5 million to repurchase our stock, $0.6 million for investment in restricted cash and $0.2 million to repurchase stock for minimum tax withholding on equity awards, resulting in a $24.7 million increase in available cash (including the unfavorable effects of foreign currency exchange rates on cash of $3.7 million).

Net cash flows provided by operating activities for 2013 were $86.2 million, compared to $86.5 million in 2012. The $0.3 million decrease in net cash flows from operating activities was due to a net decrease of $14.2 million in cash flows from assets and liabilities, partially offset by an $8.8 million increase in net income and a $5.1 million increase in non-cash reconciling items such as depreciation and amortization, (gain) loss on the sale of discontinued operations, net (gain) loss on disposal of property and equipment, impairment losses and unrealized foreign currency transaction (gains) losses, net. The $14.2 million decrease in cash flows from assets and liabilities was principally a result of a $15.3 million increase in accounts receivable, a $9.3 million decrease in other liabilities and a $0.7 million decrease in taxes payable, partially offset by an $8.1 million decrease in other assets and a $3.0 million increase in deferred revenue. The increase in accounts receivable is primarily due to additional billings related to higher volumes within certain clients in 2013 over 2012. The decrease in other liabilities is primarily related to a decrease in deposits received from clients for future services.

We sold our operations in Spain (the “Spanish operations”) in 2012. Cash flows from discontinued operations, which are included in the accompanying Consolidated Statements of Cash Flows, were as follows (in thousands):

	Years Ended December 31,
	2012	2011
Cash (used for) operating activities of discontinued operations	$(4,530)	$(4,656)
Cash (used for) investing activities of discontinued operations	(8,887)	(311)

Cash (used for) operating activities of discontinued operations represents the cash used by the Spanish operations in 2012 and 2011 (none in 2013). Cash (used for) investing activities of discontinued operations for 2012 primarily represents the cash divested upon the sale of the Spanish operations. Cash (used for) investing activities of discontinued operations represents capital expenditures in 2011. The sale of the Spanish operations resulted in a loss of $10.7 million. We do not expect the absence of the cash flows from our discontinued operations in Spain and to materially affect our future liquidity and capital resources.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $59.2 million for 2013, compared to $38.6 million for 2012, an increase of $20.6 million. In 2014, we anticipate capital expenditures in the range of $45.0 million to $50.0 million, primarily for new seat additions, facility upgrades, maintenance and systems infrastructure.

On May 3, 2012, we entered into a $245 million revolving credit facility (the “2012 Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (“KeyBank”). The 2012 Credit Agreement replaced our previous $75 million revolving credit facility dated February 2, 2010, as amended, which agreement was terminated simultaneous with entering into the 2012 Credit Agreement. The 2012 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. At December 31, 2013, we were in compliance with all loan requirements of the 2012 Credit Agreement and had $98.0 million and $91.0 million of outstanding borrowings as of December 31, 2013 and 2012, respectively, with an average daily utilization of $102.5 million during 2013 and $96.8 million for the outstanding period during 2012 (none in 2011). During the years ended December 31, 2013 and 2012, the related interest expense, excluding amortization of deferred loan fees, under our credit agreements was $1.5 million and $0.5 million, respectively, which represented weighted average interest rates of 1.5% and 1.5%, respectively (none in 2011).

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

We are currently under audit in several tax jurisdictions. In April 2012, we received an assessment for the Canadian 2003-2006 audit for which we filed a Notice of Objection in July 2012 and paid a mandatory security deposit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service for this audit cycle. In July and October 2013, we received reassessments for the 2007-2009 audit, which resulted in additional payments. These payments bring the total amount of deposits for both audit cycles to $17.3 million and $15.0 million as of December 31, 2013 and 2012, respectively, and are included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets. In December 2013, we filed a Notice of Objection to the 2007-2009 reassessment. Although the outcome of examinations by taxing authorities is always uncertain, we believe we are adequately reserved for these audits and that resolution is not expected to have a material impact on our financial condition and results of operations.

On August 20, 2012, we completed the acquisition of Alpine, a Delaware corporation, pursuant to the Agreement and Plan of Merger, dated July 27, 2012. The purchase price of $149.0 million was funded through cash on hand of $41.0 million and borrowings of $108.0 million under our 2012 Credit Agreement, dated May 3, 2012.

As of December 31, 2013, we had $212.0 million in cash and cash equivalents, of which approximately 92.0% or $195.0 million, was held in international operations and is deemed to be indefinitely reinvested offshore. These funds may be subject to additional taxes if repatriated to the United States, including withholding tax applied by the country of origin and an incremental U.S. income tax, net of allowable foreign tax credits. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions. We do not intend nor currently foresee a need to repatriate these funds. We expect our current domestic cash levels and cash flows from operations to be adequate to meet our domestic anticipated working capital needs, including investment activities such as capital expenditures and debt repayment for the next twelve months and the foreseeable future. However, from time to time, we may borrow funds under our 2012 Credit Agreement as a result of the timing of our working capital needs, including capital expenditures. Additionally, we expect our current foreign cash levels and cash flows from foreign operations to be adequate to meet our foreign anticipated working capital needs, including investment activities such as capital expenditures for the next twelve months and the foreseeable future.

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

Off-Balance Sheet Arrangements and Other

At December 31, 2013, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Contractual Obligations

The following table summarizes our contractual cash obligations at December 31, 2013, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Other
Operating leases (1)	$149,201	$35,808	$48,060	$31,895	$33,438	$—
Purchase obligations (2)	31,304	23,087	7,983	234	—	—
Accounts payable (3)	25,540	25,540	—	—	—	—
Accrued employee compensation and benefits (3)	81,047	81,047	—	—	—	—
Income taxes payable (4)	1,274	1,274	—	—	—	—
Other accrued expenses and current liabilities (5)	30,241	30,241	—	—	—	—
Long-term debt (6)	98,000	—	—	98,000	—	—
Long-term tax liabilities (7)	7,330	—	—	—	—	7,330
Other long-term liabilities (8)	4,333	—	1,895	236	2,202	—

	$428,270	$196,997	$57,938	$130,365	$35,640	$7,330

(1)	Amounts represent the expected cash payments under our operating leases.

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

(3)	Accounts payable and accrued employee compensation and benefits, which represent amounts due vendors and employees payable within one year.

(4)	Income taxes payable, which represents amounts due taxing authorities payable within one year.

(5)

Other accrued expenses and current liabilities, which exclude deferred grants, include amounts primarily related to restructuring costs, legal and professional fees, telephone charges, rent, derivative contracts and other accruals.

(6)	Amount represents total outstanding borrowings. See Note 20, Borrowings, to the accompanying Consolidated Financial Statements.

(7)

Long-term tax liabilities include uncertain tax positions and related penalties and interest as discussed in Note 22, Income Taxes, to the accompanying Consolidated Financial Statements. The amount in the table has been reduced by Canadian mandatory security deposits of $17.3 million, which are included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets. We cannot make reasonably reliable estimates of the cash settlement of $7.3 million of the long-term liabilities with the taxing authority; therefore, amounts have been excluded from payments due by period.

(8)

Other long-term liabilities, which exclude deferred income taxes and other non-cash long-term liabilities, represent the expected cash payments due under restructuring accruals (primarily lease obligations) and pension obligations. See Notes 4, Costs Associated with Exit or Disposal Activities, and 25, Defined Benefit Pension Plan and Postretirement Benefits, to the accompanying Consolidated Financial Statements.

Critical Accounting Estimates

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

Revenues from fulfillment services account for 1.3%, 1.5% and 1.4% of total consolidated revenues for the years ended December 31, 2013, 2012 and 2011, respectively, some of which contain multiple-deliverables. The service offerings for these fulfillment service contracts typically include pick-pack-and-ship, warehousing, process management, finished goods assembly and pass-through costs. In accordance with ASC 605-25 “Revenue Recognition — Multiple-Element Arrangements” (“ASC 605-25”) (as amended by Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force”) (“ASU 2009-13”), we determine if the services provided under these contracts with multiple-deliverables represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value, and where return rights exist, delivery or performance of the undelivered items is considered probable and substantially within our control. If those deliverables are determined to be separate units of accounting, revenues from these services are recognized as the services are performed under a fully executed contractual agreement. If those deliverables are not determined to be separate units of accounting, revenue for the delivered services are bundled into a single unit of accounting and recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate.

As a result of the adoption of ASU 2009-13, the Company allocates revenue to each of the deliverables based on a selling price hierarchy of vendor specific objective evidence (“VSOE”), third-party evidence, and then estimated selling price. VSOE is based on the price charged when the deliverable is sold separately. Third-party evidence is based on largely interchangeable competitor services in standalone sales to similarly situated customers. Estimated selling price is based on our best estimate of what the selling prices of deliverables would be if they were sold regularly on a standalone basis. Estimated selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies, service offerings, and customer classifications. Once we allocate revenue to each deliverable, we recognize revenue when all revenue recognition criteria are met. As of December 31, 2013, our fulfillment contracts with multiple-deliverables met the separation criteria as outlined in ASC 605-25 and the revenue was accounted for accordingly. Other than these fulfillment contracts, we have no other contracts that contain multiple-deliverables as of December 31, 2013.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts, $5.0 million as of December 31, 2013, or 1.9% of trade account receivables, for estimated losses arising from the inability of our customers to make required payments. Our estimate is based on qualitative and quantitative analyses, including credit risk measurement tools and methodologies using the publicly available credit and capital market information, a review of the current status of our trade accounts receivable and historical collection experience of our clients. It is reasonably possible that our estimate of the allowance for doubtful accounts will change if the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments.

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

As of December 31, 2013, we determined that a total valuation allowance of $42.7 million was necessary to reduce U.S. deferred tax assets by $3.0 million and foreign deferred tax assets by $39.7 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $18.2 million as of December 31, 2013 is dependent upon future profitability within each tax jurisdiction. As of December 31, 2013, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax assets will be realized.

A provision for income taxes has not been made for the undistributed earnings of foreign subsidiaries of approximately $376.8 million as of December 31, 2013, as the earnings are indefinitely reinvested in foreign business operations. If these earnings are repatriated or otherwise become taxable in the U.S, we would be subject to an incremental U.S. tax expense net of any allowable foreign tax credits, in addition to any applicable foreign withholding tax expense. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable due to the inherent complexity of the multi-national tax environment in which we operate.

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

In addition, The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013, with many provisions retroactively effective to January 1, 2012. This Act, which extended the tax provisions of the Internal Revenue Code Section 954(c)(6) through the end of 2013, permits continued tax deferral on such movements that would otherwise be taxable immediately in the U.S. While these cash movements are not taxable in the U.S., related foreign withholding taxes of $3.5 million were included in the provision for income taxes in the accompanying Consolidated Statements of Operations for the year ended December 31, 2013.

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

As of December 31, 2013, we had $15.0 million of unrecognized tax benefits, a net decrease of $1.9 million from $16.9 million as of December 31, 2012. Had we recognized these tax benefits, approximately $15.0 million and $16.9 million and the related interest and penalties would favorably impact the effective tax rate in 2013 and 2012, respectively. We do not anticipate that our unrecognized tax benefits will change in the next twelve months.

Our provision for income taxes is subject to volatility and is impacted by the distribution of earnings in the various domestic and international jurisdictions in which we operate. Our effective tax rate could be impacted by earnings being either proportionally lower or higher in foreign countries where we have tax rates lower than the U.S. tax rates. In addition, we have been granted tax holidays in several foreign tax jurisdictions, which have various expiration dates ranging from 2014 through 2028. If we are unable to renew a tax holiday in any of these jurisdictions, our effective tax rate could be adversely impacted. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will permit a renewal. Our effective tax rate could also be affected by several additional factors, including changes in the valuation of our deferred tax assets or liabilities, changing legislation, regulations, and court interpretations that impact tax law in multiple tax jurisdictions in which we operate, as well as new requirements, pronouncements and rulings of certain tax, regulatory and accounting organizations.

Impairment of Long-Lived Assets

We evaluate the carrying value of property and equipment and definite-lived intangible assets, which had a carrying value of $193.6 million as of December 31, 2013, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An asset is considered to be impaired when the forecasted undiscounted cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future. See Note 5, Fair Value, of the accompanying “Notes to Consolidated Financial Statements” for details of impairment losses related to nonrecurring fair value measurements.

Impairment of Goodwill

We evaluate goodwill, which had a carrying value of $199.8 million as of December 31, 2013, for impairment at least annually, during the third quarter of each year, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. To assess the realizability of goodwill, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We may elect to forgo this option and proceed to the annual two-step goodwill impairment test.

If we elect to perform the qualitative assessment and it indicates that a significant decline to fair value of a reporting unit is more likely than not, or if a reporting unit’s fair value has historically been closer to its carrying value, or we elect to forgo this qualitative assessment, we will proceed to Step 1 testing where we calculate the fair value of a reporting unit based on discounted future probability-weighted cash flows. If Step 1 indicates that the carrying value of a reporting unit is in excess of its fair value, we will proceed to Step 2 where the fair value of the reporting unit will be allocated to assets and liabilities as it would in a business combination. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value calculated in Step 2.

We estimate fair value using discounted cash flows of the reporting units. The most significant assumptions used in these analyses are those made in estimating future cash flows. In estimating future cash flows, we use financial assumptions in our internal forecasting model such as projected capacity utilization, projected changes in the prices we charge for our services, projected labor costs, as well as contract negotiation status. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate. We use a discount rate we consider appropriate for the country where the services are being provided. As of July 31, 2013, our assessment of goodwill impairment indicated that the fair values of our reporting units were substantially in excess of their estimated carrying values, and therefore goodwill in these reporting units was not impaired. If actual results differ substantially from the assumptions used in performing the impairment test, the fair value of the reporting units may be significantly lower, causing the carrying value to exceed the fair value and indicating an impairment has occurred.

Contingencies

We record a liability for pending litigation and claims where losses are both probable and reasonably estimable. Each quarter, management reviews all litigation and claims on a case-by-case basis and assigns probability of loss and range of loss.

Other

We have made certain other estimates that, while not involving the same degree of judgment, are important to understanding our financial statements. These estimates are in the areas of measuring our obligations related to our defined benefit plans and self-insurance accruals.

New Accounting Standards Not Yet Adopted

In March 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-05 “Foreign Currency Matters (Topic 830) — Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). The amendments in ASU 2013-05 indicate that a cumulative translation adjustment (“CTA”) is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. Thus, the entire amount of the CTA associated with the foreign entity would be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, a loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated), or a step acquisition for a foreign entity (i.e., when an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity). ASU 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. The amendments in ASU 2013-05 are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. The adoption of ASU 2013-05 on January 1, 2014 did not have a material impact on our financial condition, results of operations and cash flows.

In July 2013, the FASB issued ASU 2013-11 “Income Taxes (Topic 740) — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The amendments in ASU 2013-11 indicate that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU 2013-11 on January 1, 2014 did not have a material impact on our financial condition, results of operations and cash flows.

U.S. Healthcare Reform Acts

In March 2010, the President of the United States signed into law comprehensive healthcare reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the “Acts”). The Acts contain provisions that could materially impact our healthcare costs in the future, thus adversely affecting our profitability. The Internal Revenue Service recently announced that the employer mandate provisions of the Acts will be delayed until 2015 and the promised additional guidance has yet to be issued. As a result of the delay, the Company’s cost to provide benefits to employees in 2014 are expected to be comparable to our costs in 2013. Once the guidance is finalized, we will evaluate the potential impact of the Acts on our financial condition, results of operations and cash flows for 2015.

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

We employ a foreign currency risk management program that periodically utilizes derivative instruments to protect against unanticipated fluctuations in certain earnings and cash flows caused by volatility in foreign currency exchange (“FX”) rates. Option and forward derivative contracts are used to hedge intercompany receivables and payables, and other transactions initiated in the United States, that are denominated in a foreign currency. Additionally, we employ FX contracts to hedge net investments in foreign operations.

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

In order to hedge a portion of our anticipated cash flow requirements denominated in PHP, CRC, HUF and RON we had outstanding forward contracts and options as of December 31, 2013 with counterparties through December 2014 with notional amounts totaling $165.1 million. As of December 31, 2013, we had net total derivative liabilities associated with these contracts with a fair value of $2.1 million, which will settle within the next 12 months. If the USD was to weaken against the PHP and CRC and the EUR was to weaken against the HUF and RON by 10% from current period-end levels, we would incur a loss of approximately $13.8 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We entered into forward exchange contracts with notional amounts totaling $32.7 million to hedge net investments in our foreign operations. The purpose of these derivative instruments is to protect against the risk that the net assets of certain foreign subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to our foreign currency-based investments in these subsidiaries. As of December 31, 2013, the fair value of these derivatives was a net liability of $1.7 million. The potential loss in fair value at December 31, 2013, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $3.4 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We also entered into forward exchange contracts with notional amounts totaling $59.2 million that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of December 31, 2013, the fair value of these derivatives was a net receivable of $1.0 million. The potential loss in fair value at December 31, 2013, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $5.3 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of December 31, 2013, we had $98.0 million in borrowings outstanding under the revolving credit facility. Based on our level of variable rate debt outstanding during the year ended December 31, 2013, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had a $1.0 million impact on our results of operations.

We have not historically used derivative instruments to manage exposure to changes in interest rates.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are located beginning on page 53 and page 35 of this report, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management believes that, as of December 31, 2013, our internal control over financial reporting was effective.

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 46.

Changes to Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

Tampa, Florida

We have audited the internal control over financial reporting of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2013 of the Company and our report dated February 20, 2014 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

February 20, 2014

Item 9B. Other Information

None.

PART III

Items 10. through 14.

All information required by Items 10 through 14, with the exception of information on Executive Officers which appears in this report in Item 1 under the caption “Executive Officers”, is incorporated by reference to SYKES’ Proxy Statement for the 2014 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

Consolidated Financial Statements

The Index to Consolidated Financial Statements is set forth on page 53 of this report.

Financial Statements Schedule

Schedule II — Valuation and Qualifying Accounts is set forth on page 108 of this report.

Other schedules have been omitted because they are not required or applicable or the information is included in the Consolidated Financial Statements or notes thereto.

Exhibits:

Exhibit Number	Exhibit Description

2.1	Articles of Merger between Sykes Enterprises, Incorporated, a North Carolina Corporation, and Sykes Enterprises, Incorporated, a Florida Corporation, dated March 1, 1996. (1)

2.2	Agreement and Plan of Merger, dated as of October 5, 2009, among ICT Group, Inc., Sykes Enterprises, Incorporated, SH Merger Subsidiary I, Inc., and SH Merger Subsidiary II, LLC (15)

2.3	Agreement and Plan of Merger, dated as of July 27, 2012, by and among Sykes Enterprises, Incorporated, Sykes Acquisition Subsidiary II, Inc., Alpine Access, Inc., and Shareholder Representative Services LLC. (24)

3.1	Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (2)

3.2	Articles of Amendment to Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (3)

3.3	Bylaws of Sykes Enterprises, Incorporated, as amended. (7)

4.1	Specimen certificate for the Common Stock of Sykes Enterprises, Incorporated. (1)

10.1	2004 Non-Employee Directors’ Fee Plan. (5)*

10.2	First Amended and Restated 2004 Non-Employee Director’s Fee Plan. (12)*

10.3	Second Amended and Restated 2004 Non-Employee Director’s Fee Plan. (14)*

10.4	Third Amended and Restated 2004 Non-Employee Director’s Fee Plan. (16)*

10.5	Fourth Amended and Restated 2004 Non-Employee Director Fee Plan. (20)*

10.6	Fifth Amended and Restated 2004 Non-Employee Director Fee Plan. (26)*

10.7	Form of Split Dollar Plan Documents. (1)*

10.8	Form of Split Dollar Agreement. (1)*

10.9	Form of Indemnity Agreement between Sykes Enterprises, Incorporated and directors & executive officers. (1)

Exhibit Number	Exhibit Description

10.10	2001 Equity Incentive Plan. (4)*

10.11	Deferred Compensation Plan. (7)*

10.12	First Amendment to Deferred Compensation Plan. (27)*

10.13	Form of Restricted Share And Stock Appreciation Right Award Agreement dated as of March 29, 2006. (8)*

10.14	Form of Restricted Share And Bonus Award Agreement dated as of March 29, 2006. (8)*

10.15	Form of Restricted Share Award Agreement dated as of May 24, 2006. (9)*

10.16	Form of Restricted Share And Stock Appreciation Right Award Agreement dated as of January 2, 2007. (10)*

10.17	Form of Restricted Share Award Agreement dated as of January 2, 2007. (10)*

10.18	Form of Restricted Share and Stock Appreciation Right Award Agreement dated as of January 2, 2008. (11)*

10.19	2011 Equity Incentive Plan. (21)*

10.20	Founder’s Retirement and Consulting Agreement dated December 10, 2004 between Sykes Enterprises, Incorporated and John H. Sykes. (6)*

10.21	Amended and Restated Employment Agreement dated as of December 30, 2008 between Sykes Enterprises, Incorporated and Charles E. Sykes. (17)*

10.22	Amended and Restated Employment Agreement dated as of December 30, 2008 between Sykes Enterprises, Incorporated and W. Michael Kipphut. (17)*

10.23	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and Jenna R. Nelson. (17)*

10.24	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and James T. Holder. (17)*

10.25	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and William N. Rocktoff. (17)*

10.26	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and James Hobby, Jr. (17)*

10.27	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and Daniel L. Hernandez. (17)*

10.28	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and David L. Pearson. (17)*

10.29	Lease Agreement, dated January 25, 2008, Lease Amendment Number One and Lease Amendment Number Two dated February 12, 2008 and May 28, 2008 respectively, between Sykes Enterprises, Incorporated and Kingstree Office One, LLC. (13)

10.30	Stock Purchase Agreement between Sykes Enterprises, Incorporated (not as a Seller), SEI International Services S.a.r.l. (as Seller), Sykes Enterprises Incorporated Holdings, BV (as Seller) and Antonio Marcelo Cid, Humberto Daniel Sahade as Buyers, dated December 13, 2010. (18)

Exhibit Number	Exhibit Description

10.31	Stock Purchase Agreement between Sykes Enterprises, Incorporated (not as a Seller), ICT Group Netherlands B.V. (as Seller), ICT Group Netherlands Holdings, B.V. (as Seller) and Carolina Gaito, Claudio Martin, Fernando A. Berrondo, Gustavo Rosetti as Buyers, dated December 24, 2010. (19)

10.32	Credit Agreement, dated May 3, 2012, between Sykes Enterprises, Incorporated, the lenders party thereto and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent. (22)

10.33	Business Sale and Purchase Agreement, dated as of March 29, 2012, between Sykes Enterprises, Incorporated and Iberphone, S.A.U. (23)

10.34	Stock Purchase Agreement, dated as of March 30, 2012, by and among Sykes Enterprises, Incorporated (not as a Seller), SEI International Services S.a.r.l. (as Seller) and Eugenio Arceu Garcia as Buyer. (23)

10.35	Employment Agreement, dated as of September 13, 2012, between Sykes Enterprises, Incorporated and Lawrence R. Zingale. (25)*

10.36	Employment Agreement, dated as of September 13, 2012, between Sykes Enterprises, Incorporated and Christopher Carrington. (25)*

14.1	Code of Ethics. (28)

21.1	List of subsidiaries of Sykes Enterprises, Incorporated.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney relating to subsequent amendments (included on the signature page of this report).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-2324) and incorporated herein by reference.

(2)	Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed with the Commission on October 23, 1997, and incorporated herein by reference.

(3)	Filed as Exhibit 3.2 to the Registrant’s Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.

(4)	Filed as Exhibit 10.32 to Registrant’s Form 10-Q filed with the Commission on May 7, 2001, and incorporated herein by reference.

(5)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on August 9, 2004, and incorporated herein by reference.

(6)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2004, and incorporated herein by reference.

(7)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 22, 2005, and incorporated herein by reference.

(8)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on April 4, 2006, and incorporated herein by reference.

(9)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on May 31, 2006, and incorporated herein by reference.

(10)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2006, and incorporated herein by reference.

(11)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on January 8, 2008, and incorporated herein by reference.

(12)	Filed as an Exhibit to the Registrant’s Form 10-Q filed with the Commission on May 7, 2008, and incorporated herein by reference.

(13)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on May 29, 2008, and incorporated herein by reference.

(14)	Filed as an Exhibit to the Registrant’s Form 10-Q filed with the Commission on November 5, 2008, and incorporated herein by reference.

(15)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2009, and incorporated herein by reference.

(16)	Filed as an Exhibit to the Registrant’s Proxy Statement for the 2009 annual meeting of shareholders filed with the Commission on April 22, 2009, and incorporated herein by reference.

(17)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2009, and incorporated herein by reference.

(18)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2010, and incorporated herein by reference.

(19)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 30, 2010, and incorporated herein by reference.

(20)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011, and incorporated herein by reference.

(21)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2011, and incorporated herein by reference.

(22)	Filed as an Exhibit to the Registrant’s Form 8-K filed with the Commission on May 7, 2012, and incorporated herein by reference.

(23)	Filed as an Exhibit to the Registrant’s Form 8-K filed with the Commission on April 4, 2012, and incorporated herein by reference.

(24)	Filed as an Exhibit to the Registrant’s Form 8-K filed with the Commission on July 30, 2012, and incorporated herein by reference.

(25)	Filed as an Exhibit to the Registrant’s Form 8-K filed with the Commission on September 19, 2012, and incorporated herein by reference.

(26)	Filed as an Exhibit to the Registrant’s Proxy Statement for the 2012 annual meeting of shareholders filed with the Commission on April 14, 2012, and incorporated herein by reference.

(27)	Filed as an Exhibit to the Registrant’s Proxy Statement for the 2006 annual meeting of shareholders filed with the Commission on April 21, 2006, and incorporated herein by reference.

(28)	Available on the Registrant’s website at www.sykes.com, by clicking on “Investor Relations” and then “Corporate Governance” under the heading “Corporate Governance.”

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 20th day of February 2014.

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

Signature	Title	Date
/s/ Paul L. Whiting Paul L. Whiting	Chairman of the Board	February 20, 2014

/s/ Charles E. Sykes Charles E. Sykes	President and Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2014

/s/ Lt. Gen. Michael P. Delong (Ret.) Lt. Gen. Michael P. Delong (Ret.)	Director	February 20, 2014

/s/ H. Parks Helms H. Parks Helms	Director	February 20, 2014

/s/ Iain A. Macdonald Iain A. Macdonald	Director	February 20, 2014

/s/ James S. MacLeod James S. MacLeod	Director	February 20, 2014

/s/ Linda F. McClintock-Greco M.D. Linda F. McClintock-Greco M.D.	Director	February 20, 2014

/s/ William J. Meurer William J. Meurer	Director	February 20, 2014

/s/ James K. Murray, Jr. James K. Murray, Jr.	Director	February 20, 2014

/s/ W. Michael Kipphut W. Michael Kipphut	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sykes Enterprises, Incorporated and subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

February 20, 2014

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$211,985	$187,322
Receivables, net	264,916	247,633
Prepaid expenses	15,710	12,370
Other current assets	20,672	20,017

Total current assets	513,283	467,342
Property and equipment, net	117,549	101,295
Goodwill, net	199,802	204,231
Intangibles, net	76,055	92,037
Deferred charges and other assets	43,572	43,784

	$950,261	$908,689

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$25,540	$24,985
Accrued employee compensation and benefits	81,064	73,103
Current deferred income tax liabilities	84	92
Income taxes payable	1,274	800
Deferred revenue	35,025	34,283
Other accrued expenses and current liabilities	30,393	31,320

Total current liabilities	173,380	164,583
Deferred grants	6,637	7,607
Long-term debt	98,000	91,000
Long-term income tax liabilities	24,647	26,162
Other long-term liabilities	11,893	13,073

Total liabilities	314,557	302,425

Commitments and loss contingency (Note 24)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 43,997 and 43,790 shares issued, respectively	440	438
Additional paid-in capital	279,513	277,192
Retained earnings	349,366	315,187
Accumulated other comprehensive income	7,997	14,856
Treasury stock at cost: 122 shares and 108 shares, respectively	(1,612)	(1,409)

Total shareholders’ equity	635,704	606,264

	$950,261	$908,689

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2013	2012	2011
Revenues	$1,263,460	$1,127,698	$1,169,267

Operating expenses:
Direct salaries and related costs	855,266	737,952	763,930
General and administrative	297,519	290,373	287,033
Depreciation, net	42,084	40,369	46,111
Amortization of intangibles	14,863	10,479	7,961
Net (gain) loss on disposal of property and equipment	201	391	(3,021)
Impairment of long-lived assets	—	355	1,718

Total operating expenses	1,209,933	1,079,919	1,103,732

Income from continuing operations	53,527	47,779	65,535

Other income (expense):
Interest income	866	1,458	1,352
Interest (expense)	(2,307)	(1,547)	(1,132)
Other (expense)	(761)	(2,533)	(2,099)

Total other income (expense)	(2,202)	(2,622)	(1,879)

Income from continuing operations before income taxes	51,325	45,157	63,656
Income taxes	14,065	5,207	11,342

Income from continuing operations, net of taxes	37,260	39,950	52,314
(Loss) from discontinued operations, net of taxes	—	(820)	(4,532)
Gain (loss) on sale of discontinued operations, net of taxes	—	(10,707)	559

Net income	$37,260	$28,423	$48,341

Net income (loss) per common share:
Basic:
Continuing operations	$0.87	$0.93	$1.15
Discontinued operations	—	(0.27)	(0.09)

Net income (loss) per common share	$0.87	$0.66	$1.06

Diluted:
Continuing operations	$0.87	$0.93	$1.15
Discontinued operations	—	(0.27)	(0.09)

Net income (loss) per common share	$0.87	$0.66	$1.06

Weighted average common shares outstanding:
Basic	42,877	43,105	45,506
Diluted	42,925	43,148	45,607

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in thousands)	2013	2012	2011
Net income	$37,260	$28,423	$48,341

Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss), net of taxes	(3,332)	10,088	(7,997)
Unrealized gain (loss) on net investment hedge, net of taxes	(1,118)	—	—
Unrealized actuarial gain (loss) related to pension liability, net of taxes	(263)	428	(204)
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	(1,965)	(132)	(2,584)
Unrealized gain (loss) on postretirement obligation, net of taxes	(181)	36	113

Other comprehensive income (loss), net of taxes	(6,859)	10,420	(10,672)

Comprehensive income (loss)	$30,401	$38,843	$37,669

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(in thousands)	Shares Issued	Amount
Balance at January 1, 2011	47,066	$471	$302,911	$265,676	$15,108	$(971)	$583,195
Issuance of common stock	33	—	311	—	—	—	311
Stock-based compensation expense	—	—	3,582	—	—	—	3,582
Excess tax benefit (deficiency) from stock-based compensation	—	—	(8)	—	—	—	(8)
Vesting of common stock and restricted stock under equity award plans, net of forfeitures	293	3	(979)	—	—	(214)	(1,190)
Repurchase of common stock	—	—	—	—	—	(49,993)	(49,993)
Retirement of treasury stock	(3,086)	(31)	(24,660)	(22,214)	—	46,905	—
Comprehensive income (loss)	—	—	—	48,341	(10,672)	—	37,669

Balance at December 31, 2011	44,306	443	281,157	291,803	4,436	(4,273)	573,566
Stock-based compensation expense	—	—	3,467	—	—	—	3,467
Excess tax benefit (deficiency) from stock-based compensation	—	—	(292)	—	—	—	(292)
Vesting of common stock and restricted stock under equity award plans, net of forfeitures	229	3	(1,195)	—	—	(220)	(1,412)
Repurchase of common stock	—	—	—	—	—	(7,908)	(7,908)
Retirement of treasury stock	(745)	(8)	(5,945)	(5,039)	—	10,992	—
Comprehensive income (loss)	—	—	—	28,423	10,420	—	38,843

Balance at December 31, 2012	43,790	438	277,192	315,187	14,856	(1,409)	606,264
Issuance of common stock	10	—	59	—	—	—	59
Stock-based compensation expense	—	—	4,873	—	—	—	4,873
Excess tax benefit (deficiency) from stock-based compensation	—	—	(187)	—	—	—	(187)
Vesting of common stock and restricted stock under equity award plans, net of forfeitures	538	5	(29)	—	—	(203)	(227)
Repurchase of common stock	—	—	—	—	—	(5,479)	(5,479)
Retirement of treasury stock	(341)	(3)	(2,395)	(3,081)	—	5,479	—
Comprehensive income (loss)	—	—	—	37,260	(6,859)	—	30,401

Balance at December 31, 2013	43,997	$440	$279,513	$349,366	$7,997	$(1,612)	$635,704

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2013	2012	2011
Cash flows from operating activities :
Net income	$37,260	$28,423	$48,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,094	41,570	47,806
Amortization of intangibles	14,863	10,479	7,961
Amortization of deferred grants	(1,148)	(1,201)	(2,300)
Impairment losses	—	355	2,561
Unrealized foreign currency transaction (gains) losses, net	6,302	2,131	1,216
Stock-based compensation expense	4,873	3,467	3,582
Deferred income tax provision (benefit)	(362)	(4,867)	(3,955)
Net (gain) loss on disposal of property and equipment	201	391	(3,035)
Bad debt expense	483	1,115	532
Unrealized (gains) losses on financial instruments, net	(15)	(1,361)	4,138
(Recovery) of regulatory penalties	—	—	(407)
Amortization of deferred loan fees	259	368	585
(Gain) loss on sale of discontinued operations	—	10,707	(559)
Other	(56)	294	300
Changes in assets and liabilities, net of acquisition:
Receivables	(22,062)	(6,771)	8,927
Prepaid expenses	(3,931)	694	(1,042)
Other current assets	(1,177)	1,705	(3,442)
Deferred charges and other assets	(2,754)	(18,388)	1,630
Accounts payable	(1,282)	(1,589)	(6,898)
Income taxes receivable / payable	804	1,555	(4,529)
Accrued employee compensation and benefits	9,140	4,872	2,450
Other accrued expenses and current liabilities	(2,025)	11,476	(2,855)
Deferred revenue	2,826	(163)	4,243
Other long-term liabilities	925	1,252	(2,636)

Net cash provided by operating activities	86,218	86,514	102,614

Cash flows from investing activities:
Capital expenditures	(59,193)	(38,647)	(29,890)
Cash paid for business acquisition, net of cash acquired	—	(147,094)	—
Proceeds from sale of property and equipment	388	240	3,973
Investment in restricted cash	(562)	(67)	(494)
Release of restricted cash	—	356	396
Cash divested on sale of discontinued operations	—	(9,100)	—
Proceeds from insurance settlement	—	228	1,654

Net cash (used for) investing activities	(59,367)	(194,084)	(24,361)

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

	Years Ended December 31,
(in thousands)	2013	2012	2011
Cash flows from financing activities:
Payments of long-term debt	(25,000)	(22,000)	—
Proceeds from issuance of long-term debt	32,000	113,000	—
Proceeds from issuance of common stock	59	—	311
Cash paid for repurchase of common stock	(5,479)	(7,908)	(49,993)
Proceeds from grants	201	88	(225)
Shares repurchased for minimum tax withholding on equity awards	(227)	(1,412)	(1,190)
Cash paid for loan fees related to long-term debt	—	(857)	—
Other	—	—	(8)

Net cash provided by (used for) financing activities	1,554	80,911	(51,105)

Effects of exchange rates on cash	(3,742)	2,859	(5,855)

Net increase (decrease) in cash and cash equivalents	24,663	(23,800)	21,293
Cash and cash equivalents — beginning	187,322	211,122	189,829

Cash and cash equivalents — ending	$211,985	$187,322	$211,122

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$2,149	$2,239	$1,065
Cash paid during period for income taxes	$16,889	$28,822	$24,631
Non-cash transactions:
Property and equipment additions in accounts payable	$6,002	$3,782	$2,434
Unrealized gain on postretirement obligation in accumulated other comprehensive income (loss)	$(181)	$36	$113

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Overview and Summary of Significant Accounting Policies

Business — Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES” or the “Company”) provides comprehensive outsourced customer contact management solutions and services in the business process outsourcing arena to companies, primarily within the communications, financial services, technology/consumer, transportation and leisure, and healthcare industries. SYKES provides flexible, high-quality outsourced customer contact management services (with an emphasis on inbound technical support and customer service), which includes customer assistance, healthcare and roadside assistance, technical support and product sales to its clients’ customers. Utilizing SYKES’ integrated onshore/offshore global delivery model, SYKES provides its services through multiple communication channels encompassing phone, e-mail, social media, text messaging and chat. SYKES complements its outsourced customer contact management services with various enterprise support services in the United States that encompass services for a company’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, SYKES also provides fulfillment services including multilingual sales order processing via the Internet and phone, payment processing, inventory control, product delivery and product returns handling. The Company has operations in two reportable segments entitled (1) the Americas, which includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim, in which the client base is primarily companies in the United States that are using the Company’s services to support their customer management needs; and (2) EMEA, which includes Europe, the Middle East and Africa.

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

Discontinued Operations — In March 2012, the Company sold its operations in Spain (the “Spanish operations”), pursuant to an asset purchase agreement dated March 29, 2012 and a stock purchase agreement dated March 30, 2012. The Company reflected the operating results related to the Spanish operations as discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 2012 and 2011. Cash flows from discontinued operations are included in the Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011. See Note 3, Discontinued Operations, for additional information on the sale of the Spanish operations.

Principles of Consolidation — The consolidated financial statements include the accounts of SYKES and its wholly-owned subsidiaries and controlled majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “U.S. GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Subsequent Events — Subsequent events or transactions have been evaluated through the date and time of issuance of the consolidated financial statements. There were no material subsequent events that required recognition or disclosure in the accompanying consolidated financial statements.

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

Revenues from fulfillment services account for 1.3%, 1.5% and 1.4% of total consolidated revenues for the years ended December 31, 2013, 2012 and 2011, respectively, some of which contain multiple-deliverables. The service offerings for these fulfillment service contracts typically include pick-pack-and-ship, warehousing, process management, finished goods assembly and pass-through costs. In accordance with ASC 605-25 “Revenue Recognition — Multiple-Element Arrangements” (“ASC 605-25”) [as amended by Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”)], the Company determines if the services provided under these contracts with multiple-deliverables represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value, and where return rights exist, delivery or performance of the undelivered items is considered probable and substantially within our control. If those deliverables are determined to be separate units of accounting, revenues from these services are recognized as the services are performed under a fully executed contractual agreement. If those deliverables are not determined to be separate units of accounting, revenue for the delivered services are bundled into a single unit of accounting and recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate.

As a result of the adoption of ASU 2009-13, the Company allocates revenue to each of the deliverables based on a selling price hierarchy of vendor specific objective evidence (“VSOE”), third-party evidence, and then estimated selling price. VSOE is based on the price charged when the deliverable is sold separately. Third-party evidence is based on largely interchangeable competitor services in standalone sales to similarly situated customers. Estimated selling price is based on the Company’s best estimate of what the selling prices of deliverables would be if they were sold regularly on a standalone basis. Estimated selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies, service offerings, and customer classifications. Once the Company allocates revenue to each deliverable, the Company recognizes revenue when all revenue recognition criteria are met. As of December 31, 2013, the Company’s fulfillment contracts with multiple-deliverables met the separation criteria as outlined in ASC 605-25 and the revenue was accounted for accordingly. Other than these fulfillment contracts, the Company had no other contracts that contain multiple-deliverables as of December 31, 2013.

Cash and Cash Equivalents — Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash in the amount of $212.0 million and $187.3 million at December 31, 2013 and 2012, respectively, was primarily held in interest bearing investments, which have original maturities of less than 90 days. Cash and cash equivalents of $195.0 million and $182.9 million at December 31, 2013 and 2012, respectively, were held in international operations and may be subject to additional taxes if repatriated to the United States (“U.S.”).

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

The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360 “Property, Plant and Equipment.” For purposes of recognition and measurement of an impairment loss, assets are grouped at the lowest levels for which there are identifiable cash flows (the “reporting unit”). An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets or independent third party offers. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. Except as discussed in Note 5, Fair Value, the Company determined that its property and equipment were not impaired as of December 31, 2013.

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

The Company elected to forgo the option to first assess qualitative factors and completed its annual two-step goodwill impairment test during the three months ended September 30, 2013. Under ASC 350, the carrying value of assets is calculated at the reporting unit level. The quantitative assessment of goodwill includes comparing a reporting unit’s calculated fair value to its carrying value. The calculation of fair value requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. If the fair value of the reporting unit is less than its carrying value, goodwill is considered impaired and an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. As of July 31, 2013, the Company concluded that the fair value of each reporting unit was substantially in excess of its carrying value and goodwill was not impaired.

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

Self-Insurance Programs — The Company self-insures for certain levels of workers’ compensation and, as of January 1, 2011, began self-funding the medical, prescription drug and dental benefit plans in the United States. Estimated costs are accrued at the projected settlements for known and anticipated claims. Amounts related to these self-insurance programs are included in “Accrued employee compensation and benefits” and “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.

Deferred Grants — Recognition of income associated with grants for land and the acquisition of property, buildings and equipment (together, “property grants”) is deferred until after the completion and occupancy of the building and title has passed to the Company, and the funds have been released from escrow. The deferred amounts for both land and building are amortized and recognized as a reduction of depreciation expense over the corresponding useful lives of the related assets. Amounts received in excess of the cost of the building are allocated to the cost of equipment and, only after the grants are released from escrow, recognized as a reduction of depreciation expense over the weighted average useful life of the related equipment, which approximates five years. Upon sale of the related facilities, any deferred grant balance is recognized in full and is included in the gain on sale of property and equipment.

The Company receives government employment grants as an incentive to create and maintain permanent employment positions for a specified time period. The grants are repayable, under certain terms and conditions, if the Company’s relevant employment levels do not meet or exceed the employment levels set forth in the grant agreements. Accordingly, grant monies received are deferred and amortized primarily as a reduction to “Direct salaries and related costs” using the proportionate performance model over the required employment period.

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

•	Long-Term Debt — The carrying value of long-term debt approximates its estimated fair value as it re-prices at varying interest rates.

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

Investments Held in Rabbi Trust — The investment assets of the rabbi trust are valued using quoted market prices in active markets, which are classified in Level 1 of the fair value hierarchy. For additional information about the deferred compensation plan, refer to Note 13, Investments Held in Rabbi Trust, and Note 26, Stock-Based Compensation.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. Hedges of a net investment in a foreign operation are linked to the specific foreign operation. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, or if the Company de-designates a derivative as a hedge, the Company discontinues hedge accounting prospectively. At December 31, 2013 and 2012, all hedges were determined to be highly effective.

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

Reclassifications — Certain balances in prior years have been reclassified to conform to current year presentation.

New Accounting Standards Not Yet Adopted

In March 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-05 “Foreign Currency Matters (Topic 830) — Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). The amendments in ASU 2013-05 indicate that a cumulative translation adjustment (“CTA”) is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. Thus, the entire amount of the CTA associated with the foreign entity would be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, a loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated), or a step acquisition for a foreign entity (i.e., when an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity). ASU 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. The amendments in ASU 2013-05 are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. The adoption of ASU 2013-05 on January 1, 2014 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

In July 2013, the FASB issued ASU 2013-11 “Income Taxes (Topic 740) — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The amendments in ASU 2013-11 indicate that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU 2013-11 on January 1, 2014 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

New Accounting Standards Recently Adopted

In December 2011, the FASB issued ASU 2011-11 “Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The amendments in ASU 2011-11 enhanced disclosures by requiring improved information about financial and derivative instruments that are either 1) offset (netting assets and liabilities) in accordance with Section 210-20-45 or Section 815-10-45 of the FASB Accounting Standards Codification (“ASC”) or 2) subject to an enforceable master netting arrangement or similar agreement. The amendments in ASU 2011-11 are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those years. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 as of January 1, 2013 did not have a material impact on the financial condition, results of operations and cash flows of the Company. See Note 12, Financial Derivatives, for further information.

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

In January 2013, the FASB issued ASU 2013-01 “Balance Sheet (Topic 210) Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). The amendments in ASU 2013-01 clarify which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. ASU 2013-01 addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to the financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under International Financial Reporting Standards (“IFRS”). The amendments in ASU 2013-01 are effective for fiscal years beginning on or after January 1, 2013. Retrospective application is required for any period presented that begins before the entity’s initial application of the new requirements. The adoption of ASU 2013-01 as of January 1, 2013 did not have a material impact on the financial condition, results of operations and cash flows of the Company. See Note 12, Financial Derivatives, for further information.

In February 2013, the FASB issued ASU 2013-02 “Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in ASU 2013-02 are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 as of January 1, 2013 did not have a material impact on the financial condition, results of operations and cash flows of the Company. See Note 21, Accumulated Other Comprehensive Income (Loss), for further information.

Note 2. Acquisition of Alpine Access, Inc.

On August 20, 2012, the Company acquired 100% of the outstanding common shares and voting interest of Alpine, pursuant to the terms of the merger agreement. Alpine, an industry leader in the at-home agent space, provides award-winning customer contact management services through a secured and proprietary virtual call center environment with its operations located in the United States and Canada. The results of Alpine’s operations have been included in the Company’s consolidated financial statements since its acquisition on August 20, 2012. The Company acquired Alpine to: create significant competitive differentiation for quality, speed to market, scalability and flexibility driven by proprietary, internally-developed software, systems, processes and other intellectual property, which uniquely overcome the challenges of the at-home delivery model; strengthen the Company’s current service portfolio and go-to-market offering while expanding the breadth of clients with minimal client overlap; broaden the addressable market opportunity within existing and new verticals as well as clients; expand the addressable pool of skilled labor; leverage operational best practices across the Company’s global platform, with the potential to convert more of its fixed costs to variable costs; and further enhance the growth and margin profile of the Company to drive shareholder value. This resulted in the Company paying a substantial premium for Alpine resulting in the recognition of goodwill.

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

Fair values were based on management’s estimates and assumptions including variations of the income approach, the cost approach and the market approach.

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

The fair value of receivables purchased was $11.8 million, with the gross contractual amount of $11.8 million.

The amount of Alpine’s revenues and net loss since the August 20, 2012 acquisition date, included in the Company’s accompanying Consolidated Statement of Operations for the year ended December 31, 2012 were as follows (in thousands):

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

Merger and integration costs associated with Alpine were as follows (none in 2011) (in thousands):

	Years Ended December 31,
	2013	2012
Severance costs: (1)
Americas	$526	$—

	526	—

Severance costs: (2)
Americas	985	591
Corporate	159	377

	1,144	968

Transaction and integration costs: (2)
Corporate	444	3,793

	444	3,793

Total merger and integration costs	$2,114	$4,761

(1)	Included in “Direct salaries and related costs” in the accompanying Consolidated Statements of Operations.

(2)	Included in “General and administrative” costs in the accompanying Consolidated Statements of Operations.

Note 3. Discontinued Operations

The results of discontinued operations, which consist of the operations in Spain and Argentina, were as follows (none in 2013) (in thousands):

	Years Ended December 31,
	2012	2011
Revenues	$10,102	$39,341

(Loss) from discontinued operations before income taxes	$(820)	$(4,532)
Income taxes (1)	—	—

(Loss) from discontinued operations, net of taxes	$(820)	$(4,532)

(Loss) on sale of discontinued operations before income taxes	$(10,707)	$559
Income taxes (1)	—	—

(Loss) on sale of discontinued operations, net of taxes	$(10,707)	$559

(1)	There were no income taxes as any tax benefit from the losses would be offset by a valuation allowance.

Sale of Spanish Operations in 2012

In November 2011, the Finance Committee of the Board of Directors (the “Board”) of the Company approved a plan to sell its Spanish operations, which were operated through its Spanish subsidiary, Sykes Enterprises, Incorporated S.L. (“Sykes Spain”). Sykes Spain operated customer contact management centers, with annual revenues of approximately $39.3 million in 2011, providing contact center services through a total of three customer contact management centers in Spain to clients in Spain. The decision to sell the Spanish operations was made in 2011 after management completed a strategic review of the Spanish market and determined the operations were no longer consistent with the Company’s strategic direction.

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

During 2011, the Company recorded an impairment of $0.8 million related to the write-down of property and equipment, primarily leasehold improvements and software, in conjunction with the classification of the Spanish operations as held for sale. The impairment charges represented the amount by which the carrying value exceeded the fair value of these assets, as defined in ASC 820, and are included in discontinued operations in the accompanying Consolidated Statement of Operations for the year ended December 31, 2011.

The Company reflected the operating results related to the Spanish operations as discontinued operations in the accompanying Consolidated Statements of Operations for the years ended December 31, 2012 and 2011. Cash flows from discontinued operations are included in the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011. This business was historically reported by the Company as part of the EMEA segment.

Sale of Argentine Operations in 2010

In December 2010, the Board, upon the recommendation of its Finance Committee, sold its operations in Argentina (the “Argentine operations”). During the year ended December 31, 2011, the Company reversed the accrued liability related to the expiration of the indemnification to the purchaser for the possible loss of a specific client business, which reduced the net loss on sale of the Argentine operations by $0.6 million. There was no related income tax effect.

Note 4. Costs Associated with Exit or Disposal Activities

Fourth Quarter 2011 Exit Plan

During 2011, the Company announced a plan to rationalize seats in certain U.S. sites and close certain locations in EMEA (the “Fourth Quarter 2011 Exit Plan”). The details are described below, by segment.

Americas

During 2011, as part of an on-going effort to streamline excess capacity related to the integration of the ICT Group, Inc. (“ICT”) acquisition and align it with the needs of the market, the Company announced a plan to rationalize approximately 900 seats in the U.S., some of which were revenue generating, with plans to migrate the associated revenues to other locations within the U.S. Approximately 300 employees were affected and the Company has completed the actions associated with the Fourth Quarter 2011 Exit Plan in the Americas.

The major costs incurred as a result of these actions are program transfer costs, facility-related costs (primarily consisting of those costs associated with the real estate leases), and impairments of long-lived assets (primarily leasehold improvements and equipment) estimated at $1.9 million as of December 31, 2013 ($1.9 million as of December 31, 2012). The Company recorded $0.5 million of the costs associated with these actions as non-cash impairment charges included in “Impairment of long-lived assets” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2011, while approximately $1.4 million represents cash expenditures for program transfer and facility-related costs, including obligations under the leases, the last of which ends in February 2017. The Company has paid $0.9 million in cash through December 31, 2013 under the Fourth Quarter 2011 Exit Plan in the Americas.

The following tables summarize the accrued liability associated with the Americas Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges for the years ended December 31, 2013 and 2012 (none in 2011) (in thousands):

	Beginning Accrual at January 1, 2013	Charges (Reversals) for the Year Ended December 31, 2013	Cash Payments	Other Non-Cash Changes	Ending Accrual at December 31, 2013
Lease obligations and facility exit costs	$682	$—	$(170)	$—	$512

	Beginning Accrual at January 1, 2012	Charges (Reversals) for the Year Ended December 31, 2012 (1)	Cash Payments	Other Non-Cash Changes	Ending Accrual at December 31, 2012
Lease obligations and facility exit costs	$—	$1,365	$(683)	$—	$682

(1)	During 2012, the Company recorded lease obligations and facility exit costs, which are included in “General and administrative” costs in the accompanying Consolidated Statement of Operations.

EMEA

During 2011, to improve the Company’s overall profitability in the EMEA region, the Company committed to close a customer contact management center in South Africa and a customer contact management center in Ireland, as well as some capacity rationalization in the Netherlands, all components of the EMEA segment. Through these actions, the Company expects to improve its cost structure in the EMEA region by optimizing its capacity utilization. While the Company migrated approximately $3.2 million of annualized call volumes of the Ireland facility to other facilities within EMEA, the Company did not migrate the remaining call volume in Ireland or any of the annualized revenue from the Netherlands or South Africa facilities, which was $18.8 million for 2011, to other facilities within the region. The number of seats rationalized across the EMEA region approximated 900 with approximately 500 employees affected by the actions. The Company closed these facilities and substantially completed the actions associated with the Fourth Quarter 2011 Exit Plan in EMEA on September 30, 2012.

The major costs incurred as a result of these actions are facility-related costs (primarily consisting of those costs associated with the real estate leases), impairments of long-lived assets (primarily leasehold improvements and equipment) and severance-related costs estimated at $6.7 million as of December 31, 2013 ($6.7 million as of December 31, 2012). The Company recorded $0.5 million of the costs associated with these actions as non-cash impairment charges included in “Impairment of long-lived assets” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2011, while approximately $6.2 million represents cash expenditures for severance and related costs and facility-related costs, primarily rent obligations paid through the remainder of the noncancelable term of the leases, the last of which ended in March 2013. The Company has paid $5.9 million in cash through December 31, 2013 under the Fourth Quarter 2011 Exit Plan in EMEA.

The following tables summarize the accrued liability associated with EMEA’s Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges (in thousands):

	Beginning Accrual at January 1, 2013	Charges (Reversals) for the Year Ended December 31, 2013 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at December 31, 2013
Lease obligations and facility exit costs	$—	$—	$—	$—	$—
Severance and related costs	187	(56)	(8)	8	131
Legal-related costs	10	—	(10)	—	—

	$197	$(56)	$(18)	$8	$131

	Beginning Accrual at January 1, 2012	Charges (Reversals) for the Year Ended December 31, 2012 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at December 31, 2012
Lease obligations and facility exit costs	$577	$(568)	$(6)	$(3)	$—
Severance and related costs	4,470	857	(5,134)	(6)	187
Legal-related costs	13	89	(91)	(1)	10

	$5,060	$378	$(5,231)	$(10)	$197

	Beginning Accrual at January 1, 2011	Charges (Reversals) for the Year Ended December 31, 2011 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at December 31, 2011
Lease obligations and facility exit costs	$—	$587	$—	$(10)	$577
Severance and related costs	—	5,185	(653)	(62)	4,470
Legal-related costs	—	21	(8)	—	13

	$—	$5,793	$(661)	$(72)	$5,060

(1)

During 2013, the Company reversed accruals related to the final settlement of severance and related costs and legal-related costs for the Netherlands site, which reduced “General and administrative” costs in the accompanying Consolidated Statement of Operations. During 2012, the Company reversed accruals related to the final settlement of lease obligations and facility exit costs for the Ireland site, which reduced “General and administrative” costs in the accompanying Consolidated Statement of Operations. Additionally, during 2012, the Company recorded additional severance and related costs and legal-related costs subsequent to the charges recorded in 2011 as part of the initiation of the Fourth Quarter 2011 Exit Plan in EMEA.

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

The major costs incurred as a result of these actions were facility-related costs (primarily consisting of those costs associated with the real estate leases), impairments of long-lived assets (primarily leasehold improvements and equipment) and severance-related costs totaling $2.5 million as of December 31, 2013 ($2.2 million as of December 31, 2012). The Company recorded $0.2 million of the costs associated with these actions as non-cash impairment charges, while approximately $2.1 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ends in March 2014, and $0.2 million represents cash expenditures for severance-related costs. The Company has paid $1.7 million in cash through December 31, 2013 under the Fourth Quarter 2010 Exit Plan.

The following tables summarize the accrued liability associated with the Fourth Quarter 2010 Exit Plan’s exit or disposal activities and related charges (in thousands):

	Beginning Accrual at January 1, 2013	Charges (Reversals) for the Year Ended December 31, 2013 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at December 31, 2013
Lease obligations and facility exit costs	$539	$318	$(339)	$20	$538

	Beginning Accrual at January 1, 2012	Charges (Reversals) for the Year Ended December 31, 2012	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at December 31, 2012
Lease obligations and facility exit costs	$835	$—	$(300)	$4	$539

	Beginning Accrual at January 1, 2011	Charges (Reversals) for the Year Ended December 31, 2011 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at December 31, 2011
Lease obligations and facility exit costs	$1,711	$70	$(886)	$(60)	$835

(1)

During 2013, the Company recorded additional lease obligations and facility exit costs for the Ireland site’s lease restoration. During 2011, the Company recorded additional lease obligations and facility exit costs. These costs are included in “General and administrative” costs in the accompanying Consolidated Statements of Operations.

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

The major costs incurred as a result of these actions were impairments of long-lived assets (primarily leasehold improvements) and facility-related costs (primarily consisting of those costs associated with the real estate leases) estimated at $10.5 million as of December 31, 2013 ($10.5 million as of December 31, 2012), all of which are in the Americas segment. The Company recorded $3.8 million of the costs associated with these actions as non-cash impairment charges, while approximately $6.7 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ends in February 2017. The Company has paid $4.9 million in cash through December 31, 2013 under the Third Quarter 2010 Exit Plan.

The following tables summarize the accrued liability associated with the Third Quarter 2010 Exit Plan’s exit or disposal activities and related charges (in thousands):

	Beginning Accrual at January 1, 2013	Charges (Reversals) for the Year Ended December 31, 2013	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at December 31, 2013
Lease obligations and facility exit costs	$2,551	$—	$(755)	$(3)	$1,793

	Beginning Accrual at January 1, 2012	Charges (Reversals) for the Year Ended December 31, 2012 (1)	Cash Payments	Other Non-Cash Changes	Ending Accrual at December 31, 2012
Lease obligations and facility exit costs	$3,427	$61	$(937)	$—	$2,551

	Beginning Accrual at January 1, 2011	Charges (Reversals) for the Year Ended December 31, 2011 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at December 31, 2011
Lease obligations and facility exit costs	$6,141	$(276)	$(2,443)	$5	$3,427

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

ICT Restructuring Plan

As of February 2, 2010, the Company assumed the liabilities of ICT Group, Inc. (“ICT”), including restructuring accruals in connection with ICT’s plans to reduce its overall cost structure and adapt to changing economic conditions by closing various customer contact management centers in Europe and Canada prior to the end of their existing lease terms (the “ICT Restructuring Plan”). These remaining restructuring accruals, which related to ongoing lease and other contractual obligations, were paid in December 2011. Since acquiring ICT in February 2010, the Company has paid $1.9 million in cash through December 31, 2011, the date at which the ICT Restructuring Plan concluded.

The following table summarizes the accrued liability associated with the ICT Restructuring Plan’s exit or disposal activities (none in 2013 and 2012) (in thousands):

	Beginning Accrual at January 1, 2011	Charges (Reversals) for the Year Ended December 31, 2011 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at December 31, 2011
Lease obligations and facility exit costs	$1,462	$(276)	$(1,139)	$(47)	$—

(1)

During 2011, the Company reversed accruals related to the final settlement of termination costs, which reduced “General and administrative” costs in the accompanying Consolidated Statement of Operations.

(2)	Effect of foreign currency translation.

Restructuring Liability Classification

The following table summarizes the Company’s short-term and long-term accrued liabilities associated with its exit and disposal activities, by plan, as of December 31, 2013 and 2012 (in thousands):

	Americas Fourth Quarter 2011 Exit Plan	EMEA Fourth Quarter 2011 Exit Plan	Fourth Quarter 2010 Exit Plan	Third Quarter 2010 Exit Plan	ICT Restructuring Plan	Total
December 31, 2013
Short-term accrued restructuring liability (1)	$136	$131	$538	$440	$—	$1,245
Long-term accrued restructuring liability (2)	376	—	—	1,353	—	1,729

Ending accrual at December 31, 2013	$512	$131	$538	$1,793	$—	$2,974

December 31, 2012
Short-term accrued restructuring liability (1)	$138	$197	$448	$618	$—	$1,401
Long-term accrued restructuring liability (2)	544	—	91	1,933	—	2,568

Ending accrual at December 31, 2012	$682	$197	$539	$2,551	$—	$3,969

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets.

(2)	Included in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.

Note 5. Fair Value

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following (in thousands):

	Fair Value Measurements at December 31, 2013 Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2013	Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents” (1)	$50,627	$50,627	$—	$—
Money market funds and open-end mutual funds in “Deferred charges and other assets” (1)	11	11	—	—
Foreign currency forward and option contracts (2)	2,240	—	2,240	—
Equity investments held in a rabbi trust for the Deferred Compensation Plan (3)	5,251	5,251	—	—
Debt investments held in a rabbi trust for the Deferred Compensation Plan (3)	1,170	1,170	—	—
Guaranteed investment certificates (4)	80	—	80	—

	$59,379	$57,059	$2,320	$—

Liabilities:
Long-term debt (5)	$98,000	$—	$98,000	$—
Foreign currency forward and option contracts (6)	5,063	—	5,063	—

	$103,063	$—	$103,063	$—

(1)	In the accompanying Consolidated Balance Sheet.

(2)	Included in “Other current assets” in the accompanying Consolidated Balance Sheet. See Note 12, Financial Derivatives.

(3)	Included in “Other current assets” in the accompanying Consolidated Balance Sheet. See Note 13, Investments Held in Rabbi Trust.

(4)	Included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheet.

(5)	The carrying value of long-term debt approximates its estimated fair value as it re-prices at varying interest rates. See Note 20, Borrowings.

(6)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheet. See Note 12, Financial Derivatives.

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following (in thousands):

	Fair Value Measurements at December 31, 2012 Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2012	Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents” (1)	$7,598	$7,598	$—	$—
Money market funds and open-end mutual funds in “Deferred charges and other assets” (1)	11	11	—	—
Foreign currency forward and option contracts (2)	1,994	—	1,994	—
Foreign currency forward and option contracts (3)	14	—	14	—
Equity investments held in a rabbi trust for the Deferred Compensation Plan (4)	3,212	3,212	—	—
Debt investments held in a rabbi trust for the Deferred Compensation Plan (4)	2,049	2,049	—	—
Guaranteed investment certificates (5)	80	—	80	—

	$14,958	$12,870	$2,088	$—

Liabilities:
Long-term debt (6)	$91,000	$—	$91,000	$—
Foreign currency forward and option contracts (7)	974	—	974	—

	$91,974	$—	$91,974	$—

(1)	In the accompanying Consolidated Balance Sheet.

(2)	Included in “Other current assets” in the accompanying Consolidated Balance Sheet. See Note 12, Financial Derivatives.

(3)	Included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheet. See Note 12, Financial Derivatives.

(4)	Included in “Other current assets” in the accompanying Consolidated Balance Sheet. See Note 13, Investments Held in Rabbi Trust.

(5)	Included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheet.

(6)	The carrying value of long-term debt approximates its estimated fair value as it re-prices at varying interest rates. See Note 20, Borrowings.

(7)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheet. See Note 12, Financial Derivatives.

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs as described in Note 1, Overview and Summary of Significant Accounting Policies, like those associated with acquired businesses, including goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired. The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at December 31, 2012 (none in 2013).

The following table summarizes the total impairment losses related to nonrecurring fair value measurements of certain assets (no liabilities) subject to the requirements of ASC 820 (in thousands) (none in 2013):

	Total Impairment (Loss)
	Years Ended December 31,
	2012	2011
Americas:
Property and equipment, net (1)	$(355)	$(1,244)
EMEA:
Property and equipment, net (1)	—	(474)

	(355)	(1,718)
Discontinued Operations:
EMEA — Property and equipment, net (1), (2)	—	(843)

	$(355)	$(2,561)

(1)	See Note 1, Overview and Summary of Significant Accounting Policies, for additional information regarding the fair value measurement as outlined in Property and Equipment.

(2)	See Note 3, Discontinued Operations, for additional information regarding the impairments related to discontinued operations.

During 2012, the Company determined that certain long-lived assets were no longer being used and were disposed of resulting in an impairment charge of $0.4 million.

During 2011, in connection with the closure of certain customer contact management centers under the Third Quarter 2010 and the Fourth Quarter 2010 Exit Plans as discussed more fully in Note 4, Costs Associated with Exit or Disposal Activities, the Company recorded impairment charges of $1.7 million.

Note 6. Goodwill and Intangible Assets

The following table presents the Company’s purchased intangible assets as of December 31, 2013 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$102,774	$(35,873)	$66,901	8
Trade name	11,600	(2,803)	8,797	8
Non-compete agreements	1,220	(1,009)	211	2
Proprietary software	850	(847)	3	2
Favorable lease agreement	449	(306)	143	2

	$116,893	$(40,838)	$76,055	8

The following table presents the Company’s purchased intangible assets as of December 31, 2012 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$104,483	$(23,552)	$80,931	8
Trade name	11,600	(1,451)	10,149	8
Non-compete agreements	1,229	(681)	548	2
Proprietary software	850	(810)	40	2
Favorable lease agreement	450	(81)	369	2

	$118,612	$(26,575)	$92,037	8

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to December 31, 2013, is as follows (in thousands):

Years Ending December 31,	Amount
2014	$14,495
2015	14,138
2016	14,138
2017	14,138
2018	7,640
2019 and thereafter	11,506

Changes in goodwill for the year ended December 31, 2013 consist of the following (in thousands):

	January 1, 2013	Acquisitions	Impairments	Effect of Foreign Currency	December 31, 2013
Americas	$204,231	$—	$—	$(4,429)	$199,802
EMEA	—	—	—	—	—

	$204,231	$—	$—	$(4,429)	$199,802

Changes in goodwill for the year ended December 31, 2012 consist of the following (in thousands):

	January 1, 2012	Acquisitions (1)	Impairments	Effect of Foreign Currency	December 31, 2012
Americas	$121,342	$80,766	$—	$2,123	$204,231
EMEA	—	—	—	—	—

	$121,342	$80,766	$—	$2,123	$204,231

(1)	See Note 2, Acquisition of Alpine Access, Inc., for further information.

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

Note 8. Receivables, Net

Receivables, net consist of the following (in thousands):

	December 31,
	2013	2012
Trade accounts receivable	$266,048	$248,281
Income taxes receivable	1,377	2,143
Other	2,478	2,290

	269,903	252,714
Less: Allowance for doubtful accounts	4,987	5,081

	$264,916	$247,633

Allowance for doubtful accounts as a percent of trade receivables	1.9%	2.0%

Note 9. Prepaid Expenses

Prepaid expenses consist of the following (in thousands):

	December 31,
	2013	2012
Prepaid maintenance	$5,852	$4,625
Prepaid rent	3,009	2,306
Prepaid insurance	2,631	1,402
Prepaid other	4,218	4,037

	$15,710	$12,370

Note 10. Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2013	2012
Deferred tax assets (Note 22)	$7,961	$8,143
Financial derivatives (Note 12)	2,240	1,994
Investments held in rabbi trust (Note 13)	6,421	5,261
Value added tax certificates (Note 11)	2,066	2,548
Other current assets	1,984	2,071

	$20,672	$20,017

Note 11. Value Added Tax Receivables

The VAT receivables balances, and the respective locations in the accompanying Consolidated Balance Sheets, are presented below (in thousands):

	December 31,
	2013	2012
VAT included in:
Other current assets (Note 10)	$2,066	$2,548
Deferred charges and other assets (Note 15)	5,406	7,214

	$7,472	$9,762

During the years ended December 31, 2013, 2012 and 2011, the Company wrote down the VAT receivables balances by the following amounts, which are reflected in the accompanying Consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2013	2012	2011
Write-down of value added tax receivables	$143	$546	$504

Note 12. Financial Derivatives

Cash Flow Hedges — The Company has derivative assets and liabilities relating to outstanding forward contracts and options, designated as cash flow hedges, as defined under ASC 815 “Derivatives and Hedging” (“ASC 815”), consisting of Philippine Peso, Costa Rican Colon, Hungarian Forint and Romanian Leu contracts. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Consolidated Balance Sheets are as follows (in thousands):

	December 31, 2013	December 31, 2012
Deferred gains (losses) in AOCI	$(2,704)	$(512)
Tax on deferred gains (losses) in AOCI	169	(58)

Deferred gains (losses) in AOCI, net of taxes	$(2,535)	$(570)

Deferred gains (losses) expected to be reclassified to “Revenues” from AOCI during the next twelve months	$(2,704)

Deferred gains (losses) and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the forward contracts and options.

Net Investment Hedge — During 2013, the Company entered into foreign exchange forward contracts to hedge its net investment in a foreign operation, as defined under ASC 815. The Company did not hedge net investments in foreign operations during 2012 and 2011. The purpose of these derivative instruments is to protect the Company’s interests against the risk that the net assets of certain foreign subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to the Company’s foreign currency-based investments in these subsidiaries.

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

The Company had the following outstanding foreign currency forward contracts and options (in thousands):

	As of December 31, 2013		As of December 31, 2012
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges: (1)
Options:
Philippine Pesos	$59,000	December 2014	$71,000	September 2013

Forwards:
Philippine Pesos	63,300	July 2014	5,000	August 2013
Costa Rican Colones	41,600	October 2014	60,750	December 2013
Hungarian Forints	550	January 2014	4,744	January 2014
Romanian Leis	619	January 2014	6,895	January 2014

Net investment hedges: (2)
Forwards:
Euros	32,657	September 2014	—	—

Non-designated hedges: (3)
Forwards	59,207	June 2014	41,799	June 2013

(1)	Cash flow hedge as defined under ASC 815. Purpose is to protect against the risk that eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.

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

As of December 31, 2013, the maximum amount of loss due to credit risk that the Company would incur if parties to the financial instruments that make up the concentration failed to perform according to the terms of the contracts was $2.2 million, based on the gross fair value of the financial instruments.

Master netting agreements exist with each respective counterparty used to transact foreign exchange derivatives. These agreements allow the Company to net settle transactions of the same currency in a single transaction. In the event of default by the Company or one of its counterparties, these agreements include a set-off clause that provides the non-defaulting party the right to net settle all derivative transactions, regardless of the currency and settlement date. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis in the accompanying Consolidated Balance Sheets. Additionally, the Company is not required to pledge nor is it entitled to receive cash collateral related to these derivative transactions.

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Consolidated Balance Sheets (in thousands):

	Derivative Assets
	December 31, 2013	December 31, 2012
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (1)	$862	$1,080
Foreign currency forward and option contracts (2)	—	14

	862	1,094

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (1)	1,378	914

Total derivative assets	$2,240	$2,008

	Derivative Liabilities
	December 31, 2013	December 31, 2012
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (3)	$2,997	$904
Foreign currency forward and option contracts (4)	—	8

	2,997	912

Derivatives designated as a net investment hedge under ASC 815:
Foreign currency forward contracts (3)	$1,720	$—

	4,717	912

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (3)	346	62

Total derivative liabilities	$5,063	$974

(1)	Included in “Other current assets” in the accompanying Consolidated Balance Sheets.

(2)	Included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets.

(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets.

(4)	Included in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.

The following tables present the effect of the Company’s derivative instruments included in the accompanying Consolidated Financial Statements for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)			Gain (Loss) Reclassified From Accumulated AOCI Into “Revenues” (Effective Portion)			Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion)
	December 31,			December 31,			December 31,
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$(2,823)	$4,400	$(1,483)	$(666)	$4,156	$1,853	$119	$17	$2
Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	(1,720)	—	—	—	—	—	—	—	—

Foreign currency forward and option contracts	$(4,543)	$4,400	$(1,483)	$(666)	$4,156	$1,853	$119	$17	$2

	Gain (Loss) Recognized in “Other income and (expense)” on Derivatives
	December 31,
	2013	2012	2011
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	$4,216	$(295)	$(1,444)

Note 13. Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	December 31, 2013		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$4,749	$6,421	$4,812	$5,261

The mutual funds held in the rabbi trust were 82% equity-based and 18% debt-based as of December 31, 2013. Net investment income (losses), included in “Other income (expense)” in the accompanying Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011 consists of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Gross realized gains from sale of trading securities	$160	$163	$201
Gross realized (losses) from sale of trading securities	(10)	(1)	(20)
Dividend and interest income	279	129	69
Net unrealized holding gains (losses)	568	312	(383)

Net investment income (losses)	$997	$603	$(133)

Note 14. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2013	2012
Land	$4,144	$4,217
Buildings and leasehold improvements	92,652	75,002
Equipment, furniture and fixtures	287,728	269,069
Capitalized software development costs	7,752	7,274
Transportation equipment	624	698
Construction in progress	1,909	4,035

	394,809	360,295
Less: Accumulated depreciation	277,260	259,000

	$117,549	$101,295

Capitalized internally developed software, net of depreciation, included in “Property and equipment, net” in the accompanying Consolidated Balance Sheets as of December 31, 2013 and 2012 was as follows (in thousands):

	December 31,
	2013	2012
Capitalized internally developed software costs, net	$2,599	$1,361

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

Note 15. Deferred Charges and Other Assets

Deferred charges and other assets consist of the following (in thousands):

	December 31,
	2013	2012
Non-current deferred tax assets (Note 22)	$13,048	$13,923
Non-current mandatory tax security deposits (Note 22)	17,317	14,989
Non-current value added tax certificates (Note 11)	5,406	7,214
Deposits	3,169	3,408
Other	4,632	4,250

	$43,572	$43,784

Note 16. Accrued Employee Compensation and Benefits

Accrued employee compensation and benefits consist of the following (in thousands):

	December 31,
	2013	2012
Accrued compensation	$32,003	$25,258
Accrued vacation	17,055	14,709
Accrued bonus and commissions	14,265	16,374
Accrued employment taxes	12,448	10,225
Other	5,293	6,537

	$81,064	$73,103

Note 17. Deferred Revenue

The components of deferred revenue consist of the following (in thousands):

	December 31,
	2013	2012
Future service	$25,102	$25,074
Estimated potential penalties and holdbacks	9,923	9,209

	$35,025	$34,283

Note 18. Other Accrued Expenses and Current Liabilities

Other accrued expenses and current liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Customer deposits	$2,418	$7,350
Accrued restructuring (Note 4)	1,245	1,401
Accrued legal and professional fees	3,220	4,231
Accrued telephone charges	1,475	1,943
Accrued roadside assistance claim costs	2,341	2,288
Accrued rent	2,057	1,367
Foreign currency forward and option contracts (Note 12)	5,063	966
Other	12,574	11,774

	$30,393	$31,320

Note 19. Deferred Grants

The components of deferred grants consist of the following (in thousands):

	December 31,
	2013	2012
Property grants	$6,643	$7,270
Employment grants	146	337

Total deferred grants	6,789	7,607
Less: Property grants — short-term (1)	(6)	—
Less: Employment grants — short-term (1)	(146)	—

Total long-term deferred grants (2)	$6,637	$7,607

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets.

(2)	Included in “Deferred grants” in the accompanying Consolidated Balance Sheets.

Note 20. Borrowings

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

Borrowings consist of the following (in thousands):

	December 31,
	2013	2012
Revolving credit facility	$98,000	$91,000
Less: Current portion	—	—

Total long-term debt	$98,000	$91,000

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

The 2012 Credit Agreement had an average daily utilization of $102.5 million during 2013 and $96.8 million for the outstanding period during 2012 (none in 2011). During the years ended December 31, 2013 and 2012, the related interest expense, excluding amortization of deferred loan fees, under our credit agreements was $1.5 million and $0.5 million, respectively, which represented weighted average interest rates of 1.5% and 1.5%, respectively (none in 2011).

Note 21. Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220 “Comprehensive Income” (“ASC 220”). ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Gain (Loss)	Unrealized (Loss) on Net Investment Hedge	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Gain (Loss) on Post Retirement Obligation	Total
Balance at January 1, 2011	$13,992	$(2,565)	$1,189	$2,146	$346	$15,108
Pre-tax amount	(7,613)	—	(184)	(1,482)	153	(9,126)
Tax (provision) benefit	—	—	34	759	—	793
Reclassification of (gain) loss to net income	(389)	—	(55)	(1,855)	(40)	(2,339)
Foreign currency translation	5	—	1	(6)	—	—

Balance at December 31, 2011	5,995	(2,565)	985	(438)	459	4,436
Pre-tax amount	9,516	—	499	4,417	92	14,524
Tax (provision) benefit	—	—	(90)	(306)	—	(396)
Reclassification of (gain) loss to net income	570	—	(48)	(4,174)	(56)	(3,708)
Foreign currency translation	2	—	67	(69)	—	—

Balance at December 31, 2012	16,083	(2,565)	1,413	(570)	495	14,856
Pre-tax amount	(3,465)	(1,720)	(136)	(2,704)	(127)	(8,152)
Tax (provision) benefit	—	602	16	449	—	1,067
Reclassification of (gain) loss to net income	—	—	(41)	321	(54)	226
Foreign currency translation	133	—	(102)	(31)	—	—

Balance at December 31, 2013	$12,751	$(3,683)	$1,150	$(2,535)	$314	$7,997

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Consolidated Statement of Operations (in thousands):

	Year Ended December 31, 2013	Statement of Operations Location
Actuarial Gain (Loss) Related to Pension Liability: (1)
Pre-tax amount	$60	Direct salaries and related costs
Tax (provision) benefit	(19)	Income taxes

Reclassification to net income	41
Gain (Loss) on Cash Flow Hedging Instruments: (2)
Pre-tax amount	(547)	Revenues
Tax (provision) benefit	226	Income taxes

Reclassification to net income	(321)
Gain (Loss) on Post Retirement Obligation: (1)
Pre-tax amount	54	General and administrative
Tax (provision) benefit	—	Income taxes

Reclassification to net income	54

Total reclassification of gain (loss) to net income	$(226)

(1)	See Note 25, Defined Benefit Pension Plan and Postretirement Benefits, for further information.

(2)	See Note 12, Financial Derivatives, for further information.

Except as discussed in Note 22, Income Taxes, earnings associated with the Company’s investments in its subsidiaries are considered to be indefinitely invested and no provision for income taxes on those earnings or translation adjustments have been provided.

Note 22. Income Taxes

The income from continuing operations before income taxes includes the following components (in thousands):

	Years Ended December 31,
	2013	2012	2011
Domestic (U.S., state and local)	$5,544	$(10,430)	$(14,170)
Foreign	45,781	55,587	77,826

Total income from continuing operations before income taxes	$51,325	$45,157	$63,656

Significant components of the income tax provision are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current:
U.S. federal	$881	$236	$(3,446)
State and local	82	(61)	—
Foreign	13,464	9,899	18,743

Total current provision for income taxes	14,427	10,074	15,297

Deferred:
U.S. federal	866	(2,846)	148
State and local	—	—	143
Foreign	(1,228)	(2,021)	(4,246)

Total deferred provision (benefit) for income taxes	(362)	(4,867)	(3,955)

Total provision for income taxes	$14,065	$5,207	$11,342

The temporary differences that give rise to significant portions of the deferred income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Accrued expenses/liabilities	$954	$(1,274)	$(31,111)
Net operating loss and tax credit carryforwards	8,029	(4,113)	47,849
Depreciation and amortization	(5,030)	(5,684)	(2,083)
Deferred statutory income	(2,425)	2,084	(839)
Valuation allowance	(1,887)	4,120	(17,779)
Other	(3)	—	8

Total deferred provision (benefit) for income taxes	$(362)	$(4,867)	$(3,955)

The reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the Company’s effective income tax provision is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Tax at U.S. federal statutory tax rate	$17,964	$15,805	$22,280
State income taxes, net of federal tax benefit	82	(61)	143
Tax holidays	(4,686)	(6,450)	(7,532)
Change in valuation allowance, net of related adjustments	1,354	(538)	610
Foreign rate differential	(9,319)	(7,078)	(5,765)
Changes in uncertain tax positions	(4)	(613)	(2,748)
Permanent differences	9,051	3,531	915
Foreign withholding and other taxes	4,643	1,263	4,546
Change of assertion related to foreign earnings distribution	—	47	(255)
Tax credits	(5,020)	(699)	(852)

Total provision for income taxes	$14,065	$5,207	$11,342

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

In 2013, the Company executed offshore cash movements to take advantage of The American Taxpayer Relief Act of 2012 (the “Act”) enacted on January 2, 2013, with retroactive application to January 1, 2012. This Act, which extended the tax provisions of the Internal Revenue Code Section 954(c)(6) through the end of 2013, permits continued tax deferral on such movements that would otherwise be taxable immediately in the U.S. While these cash movements are not taxable in the U.S., related foreign withholding taxes of $3.5 million were included in the provision for income taxes in the accompanying Consolidated Statements of Operations for the year ended December 31, 2013.

In 2010, the Company changed its intent to distribute all of the current year and future years’ earnings of a certain non-U.S. subsidiary to its foreign parent. Withholding taxes of $0.6 million, $0.8 million and $0.9 million are included in the provision for income taxes in the Consolidated Statements of Operations for 2013, 2012 and 2011, respectively.

Except as previously mentioned, a provision for income taxes has not been made for the undistributed earnings of foreign subsidiaries of approximately $376.8 million at December 31, 2013, as the earnings are permanently reinvested in foreign business operations. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in nature is not practicable.

The Company has been granted tax holidays in The Philippines, Colombia, Costa Rica and El Salvador. The tax holidays have various expiration dates ranging from 2014 through 2028. In some cases, the tax holidays expire without possibility of renewal. In other cases, the Company expects to renew these tax holidays, but there are no assurances from the respective foreign governments that they will renew them. This could potentially result in future adverse tax consequences. The Company’s tax holidays decreased the provision for income taxes by $4.7 million ($0.11 per diluted share), $6.5 million ($0.15 per diluted share) and $7.5 million ($0.17 per diluted share) for the years ended December 31, 2013, 2012 and 2011, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Accrued expenses	$21,305	$22,773
Net operating loss and tax credit carryforwards	61,626	68,586
Depreciation and amortization	559	735
Deferred revenue	4,045	2,809
Valuation allowance	(42,664)	(43,298)
Other	104	5

	44,975	51,610

Deferred tax liabilities:
Accrued liabilities	(79)	(164)
Depreciation and amortization	(26,379)	(31,815)
Deferred statutory income	(241)	(2,219)
Other	(114)	(117)

	(26,813)	(34,315)

Net deferred tax assets	$18,162	$17,295

	December 31,
	2013	2012
Classified as follows:
Other current assets (Note 10)	$7,961	$8,143
Deferred charges and other assets (Note 15)	13,048	13,923
Current deferred income tax liabilities	(84)	(92)
Other long-term liabilities	(2,763)	(4,679)

Net deferred tax assets	$18,162	$17,295

There are approximately $344.1 million of income tax loss carryforwards as of December 31, 2013, with varying expiration dates, approximately $160.1 million relating to foreign operations, $8.9 million relating to U.S. federal operations and $175.1 million relating to U.S. state operations. For U.S. federal purposes, $13.1 million of tax credits are available for carryforward as of December 31, 2013, with the latest expiration date ending December 2034. With respect to foreign operations, $135.4 million of the net operating loss carryforwards have an indefinite expiration date and the remaining $24.7 million net operating loss carryforwards have varying expiration dates through December 2022. Regarding the U.S. state and foreign aforementioned tax loss carryforwards, no benefit has been recognized for $175.1 million and $146.2 million, respectively, as it is more likely than not that these losses will expire without realization of tax benefits.

As of December 31, 2013, the Company had $15.0 million of unrecognized tax benefits, a net decrease of $1.9 million from $16.9 million as of December 31, 2012. Had the Company recognized these tax benefits, approximately $15.0 million and $16.9 million and the related interest and penalties would favorably impact the effective tax rate in 2013 and 2012, respectively. The Company does not anticipate that its unrecognized tax benefits will change in the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had $10.5 million and $10.1 million accrued for interest and penalties as of December 31, 2013 and 2012, respectively. Of the accrued interest and penalties at December 31, 2013 and 2012, $3.8 million and $3.7 million, respectively, relate to statutory penalties. The amount of interest and penalties, net, recognized in the accompanying Consolidated Statement of Operations for 2013 and 2012 was $(0.4) million and $(0.1) million, respectively (none in 2011).

The tabular reconciliation of the amounts of unrecognized net tax benefits is presented below (in thousands):

	Years Ended December 31,
	2013	2012	2011
Gross unrecognized tax benefits as of January 1,	$16,897	$17,136	$21,036
Prior period tax position increases (decreases) (1)	—	321	—
Decreases from settlements with tax authorities	—	(426)	(3,076)
Decreases due to lapse in applicable statute of limitations	(390)	(561)	(346)
Foreign currency translation increases (decreases)	(1,516)	427	(478)

Gross unrecognized tax benefits as of December 31,	$14,991	$16,897	$17,136

(1)	Includes amounts assumed upon acquisition of Alpine on August 20, 2012.

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

The Company is currently under audit in several tax jurisdictions. In April 2012, the Company received an assessment for the Canadian 2003-2006 audit for which the Company filed a Notice of Objection in July 2012 and paid a mandatory security deposit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service for this audit cycle. In July and October 2013, the Company received reassessments for the 2007-2009 audit, which resulted in additional payments. These payments bring the total amount of deposits for both audit cycles to $17.3 million and $15.0 million as of December 31, 2013 and 2012, respectively, and are included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets. In December 2013, the Company filed a Notice of Objection to the 2007-2009 reassessment. Although the outcome of examinations by taxing authorities is always uncertain, the Company believes it is adequately reserved for these audits and that resolution is not expected to have a material impact on its financial condition and results of operations.

The significant tax jurisdictions currently under audit are as follows:

Tax Jurisdiction	Tax Year Ended
Canada	2003 to 2009
The Philippines	2007, 2009 and 2010
United States	2011

The Company and its subsidiaries file federal, state and local income tax returns as required in the U.S. and in various foreign tax jurisdictions. The following table presents the major tax jurisdictions and tax years that are open and subject to examination by the respective tax authorities as of December 31, 2013:

Tax Jurisdiction	Tax Year Ended
Canada	2003 to present
The Philippines	2007, 2009 to present
United States	1997 to 1999 (1) , 2002-2009 (1) and 2010 to present

(1)	These tax years are open to the extent of the net operating loss and tax credit carryforward amounts.

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

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Basic:
Weighted average common shares outstanding	42,877	43,105	45,506
Diluted:
Dilutive effect of stock options, stock appreciation rights, restricted stock, restricted stock units and shares held in a rabbi trust	48	43	101

Total weighted average diluted shares outstanding	42,925	43,148	45,607

Anti-dilutive shares excluded from the diluted earnings per share calculation	42	—	1

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

The shares repurchased under the Company’s share repurchase programs were as follows (in thousands, except per share amounts):

	Total Number			Total Cost of
	of Shares	Range of Prices Paid Per Share		Shares
For the Years Ended	Repurchased	Low	High	Repurchased
December 31, 2013	341	$15.61	$16.99	$5,479
December 31, 2012	537	$13.85	$15.00	$7,908
December 31, 2011	3,292	$12.46	$18.53	$49,993

Note 24. Commitments and Loss Contingency

Lease and Purchase Commitments

The Company leases certain equipment and buildings under operating leases having original terms ranging from one to twenty years, many with options to cancel at varying points during the lease. The building leases can contain up to three five-year renewal options. Rental expense under operating leases was as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Rental expense	$47,365	$43,626	$43,147

The following is a schedule of future minimum rental payments required under operating leases that have noncancelable lease terms as of December 31, 2013 (in thousands):

Amount
2014	35,808
2015	27,850
2016	20,210
2017	17,553
2018	14,342
2019 and thereafter	33,438

Total minimum payments required	$149,201

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

The following is a schedule of future minimum purchases remaining under the agreements as of December 31, 2013 (in thousands):

Amount
2014	$23,087
2015	5,242
2016	2,741
2017	226
2018	8
2019 and thereafter	—

Total minimum payments required	$31,304

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

Note 25. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The Company sponsors three non-contributory defined benefit pension plans (the “Pension Plans”) for its covered employees in The Philippines. The Pension Plans provide defined benefits based on years of service and final salary. All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plans. As of December 31, 2013, the Pension Plans were unfunded. The Company expects to make cash contributions to its Pension Plans during 2014 of less than $0.1 million.

The following tables provide a reconciliation of the change in the benefit obligation for the Pension Plans and the net amount recognized, included in “Other long-term liabilities”, in the accompanying Consolidated Balance Sheets (in thousands):

	December 31,
	2013	2012
Beginning benefit obligation	$1,997	$1,860
Service cost	392	372
Interest cost	137	120
Actuarial (gains) losses	136	(499)
Effect of foreign currency translation	(181)	144

Ending benefit obligation	$2,481	$1,997

Unfunded status	(2,481)	(1,997)

Net amount recognized	$(2,481)	$(1,997)

The actuarial assumptions used to determine the benefit obligations and net periodic benefit cost for the Pension Plans were as follows:

	Years Ended December 31,
	2013	2012	2011
Discount rate	4.3 - 5.2%	5.9%	6.3%
Rate of compensation increase	2.0%	2.0%	3.2%

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

The following table provides information about the net periodic benefit cost and other accumulated comprehensive income for the Pension Plans (in thousands):

	Years Ended December 31,
	2013	2012	2011
Service cost	$392	$372	$237
Interest cost	137	120	102
Recognized actuarial (gains)	(60)	(46)	(55)

Net periodic benefit cost	469	446	284
Unrealized net actuarial (gains), net of tax	(1,150)	(1,413)	(985)

Total amount recognized in net periodic benefit cost and other accumulated comprehensive income (loss)	$(681)	$(967)	$(701)

The estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

Years Ending December 31,	Amount
2014	$10
2015	14
2016	137
2017	69
2018	64
2019 - 2023	1,048

The Company expects to recognize less than $0.1 million of net actuarial gains as a component of net periodic benefit cost in 2014.

Employee Retirement Savings Plans

The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matches 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company’s contributions included in the accompanying Consolidated Statements of Operations were as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
401(K) plan contributions	$895	$1,221	$953

Split-Dollar Life Insurance Arrangement

In 1996, the Company entered into a split-dollar life insurance arrangement to benefit the former Chairman and Chief Executive Officer of the Company. Under the terms of the arrangement, the Company retained a collateral interest in the policy to the extent of the premiums paid by the Company. The postretirement benefit obligation included in “Other long-term liabilities” and the unrealized gains (losses) included in “Accumulated other comprehensive income” in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	December 31,
	2013	2012
Postretirement benefit obligation	$81	$72
Unrealized gains (losses) in AOCI (1)	314	495

(1)	Unrealized gains (losses) are due to changes in discount rates related to the postretirement obligation.

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

Note 26. Stock-Based Compensation

The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. The following table summarizes the stock-based compensation expense (primarily in the Americas), income tax benefits related to the stock-based compensation and excess tax benefits (deficiencies) (in thousands):

	Years Ended December 31,
	2013	2012	2011
Stock-based compensation (expense) (1)	$(4,873)	$(3,467)	$(3,582)
Income tax benefit (2)	1,706	1,213	1,397
Excess tax benefit (deficiency) from stock-based compensation (3)	(187)	(292)	(8)

(1)	Included in “General and administrative” costs in the accompanying Consolidated Statements of Operations.

(2)	Included in “Income taxes” in the accompanying Consolidated Statements of Operations.

(3)	Included in “Additional paid-in capital” in the accompanying Consolidated Statements of Changes in Shareholders’ Equity.

There were no capitalized stock-based compensation costs at December 31, 2013, 2012 and 2011.

2011 Equity Incentive Plan — The Company’s Board adopted the Sykes Enterprises, Incorporated 2011 Equity Incentive Plan (the “2011 Plan”) on March 23, 2011, as amended on May 11, 2011 to reduce the number of shares of common stock available to 4.0 million shares. The 2011 Plan was approved by the shareholders at the May 2011 annual shareholders meeting. The 2011 Plan replaced and superseded the Company’s 2001 Equity Incentive Plan (the “2001 Plan”), which expired on March 14, 2011. The outstanding awards granted under the 2001 Plan will remain in effect until their exercise, expiration or termination. The 2011 Plan permits the grant of restricted stock, stock appreciation rights, stock options and other stock-based awards to certain employees of the Company, and certain non-employees who provide services to the Company in order to encourage them to remain in the employment of, or to faithfully provide services to, the Company and to increase their interest in the Company’s success.

Stock Appreciation Rights — The Board, at the recommendation of the Compensation and Human Resource Development Committee (the “Committee”), has approved in the past, and may approve in the future, awards of stock-settled stock appreciation rights (“SARs”) for eligible participants. SARs represent the right to receive, without payment to the Company, a certain number of shares of common stock, as determined by the Committee, equal to the amount by which the fair market value of a share of common stock at the time of exercise exceeds the grant price.

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

The following table summarizes the assumptions used to estimate the fair value of SARs granted:

	Years Ended December 31,
	2013	2012	2011
Expected volatility	45.2%	47.1%	44.3%
Weighted-average volatility	45.2%	47.1%	44.3%
Expected dividend rate	0.0%	0.0%	0.0%
Expected term (in years)	5.0	4.7	4.6
Risk-free rate	0.8%	0.8%	2.0%

The following table summarizes SARs activity as of December 31, 2013 and for the year then ended:

Stock Appreciation Rights	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000 s)
Outstanding at January 1, 2013	865	$—
Granted	318	$—
Exercised	(154)	$—
Forfeited or expired	(66)	$—

Outstanding at December 31, 2013	963	$—	7.5	$4,408

Vested or expected to vest at December 31, 2013	963	$—	7.5	$4,408

Exercisable at December 31, 2013	428	$—	6.0	$1,109

The following table summarizes information regarding SARs granted and exercised (in thousands, except per SAR amounts):

	Years Ended December 31,
	2013	2012	2011
Number of SARs granted	318	259	215
Weighted average grant-date fair value per SAR	$6.08	$5.97	$7.10
Intrinsic value of SARs exercised	$488	$—	$—
Fair value of SARs vested	$1,298	$1,388	$1,198

The following table summarizes nonvested SARs activity as of December 31, 2013 and for the year then ended:

Nonvested Stock Appreciation Rights	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2013	395	$6.74
Granted	318	$6.08
Vested	(178)	$7.28
Forfeited or expired	—	$—

Nonvested at December 31, 2013	535	$6.17

As of December 31, 2013, there was $2.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested SARs granted under the 2011 Plan and 2001 Plan. This cost is expected to be recognized over a weighted average period of 1.4 years.

Restricted Shares — The Board, at the recommendation of the Committee, has approved in the past, and may approve in the future, awards of performance and employment-based restricted shares (“restricted shares”) for eligible participants. In some instances, where the issuance of restricted shares has adverse tax consequences to the recipient, the Board may instead issue restricted stock units (“RSUs”). The restricted shares are shares of the Company’s common stock (or in the case of RSUs, represent an equivalent number of shares of the Company’s common stock) which are issued to the participant subject to (a) restrictions on transfer for a period of time and (b) forfeiture under certain conditions. The performance goals, including revenue growth and income from operations targets, provide a range of vesting possibilities from 0% to 100% and will be measured at the end of the performance period. If the performance conditions are met for the performance period, the shares will vest and all restrictions on the transfer of the restricted shares will lapse (or in the case of RSUs, an equivalent number of shares of the Company’s common stock will be issued to the recipient). The Company recognizes compensation cost, net of estimated forfeitures, based on the fair value (which approximates the current market price) of the restricted shares (and RSUs) on the date of grant ratably over the requisite service period based on the probability of achieving the performance goals.

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

The following table summarizes nonvested restricted shares/RSUs activity as of December 31, 2013 and for the year then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2013	872	$18.25
Granted	706	$15.25
Vested	(20)	$18.11
Forfeited or expired	(191)	$23.55

Nonvested at December 31, 2013	1,367	$15.96

The following table summarizes information regarding restricted shares/RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Years Ended December 31,
	2013	2012	2011
Number of restricted shares/RSUs granted	706	420	339
Weighted average grant-date fair value per restricted share/RSU	$15.25	$15.21	$18.68
Fair value of restricted shares/RSUs vested	$366	$3,845	$4,392

As of December 31, 2013, based on the probability of achieving the performance goals, there was $19.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted shares/RSUs granted under the 2011 Plan and 2001 Plan. This cost is expected to be recognized over a weighted average period of 1.4 years.

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

The following table summarizes nonvested common stock share award activity as of December 31, 2013 and for the year then ended:

Nonvested Common Stock Share Awards	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2013	13	$17.18
Granted	37	$16.01
Vested	(41)	$16.38
Forfeited or expired	—	$—

Nonvested at December 31, 2013	9	$16.01

The following table summarizes information regarding common stock share awards granted and vested (in thousands, except per share award amounts):

	Years Ended December 31,
	2013	2012	2011
Number of share awards granted	37	42	21
Weighted average grant-date fair value per share award	$16.01	$16.15	$21.83
Fair value of share awards vested	$669	$771	$407

As of December 31, 2013, there was $0.1 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested common stock share awards granted since March 2008 under the 2004 Fee Plan. This cost is expected to be recognized over a weighted average period of 0.2 years.

Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board effective December 17, 1998 and amended on March 29, 2006 and May 23, 2006. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president, executive vice presidents and senior vice presidents and $7,500 per year for vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (See Note 13, Investments Held in Rabbi Trust). As of December 31, 2013 and 2012, liabilities of $6.4 million and $5.3 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Consolidated Balance Sheets.

Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $1.6 million and $1.4 million at December 31, 2013 and 2012, respectively, is included in “Treasury stock” in the accompanying Consolidated Balance Sheets.

The following table summarizes nonvested common stock activity as of December 31, 2013 and for the year then ended:

Nonvested Common Stock	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2013	8	$16.98
Granted	13	$16.76
Vested	(15)	$16.82
Forfeited or expired	—	$—

Nonvested at December 31, 2013	6	$16.89

The following table summarizes information regarding shares of common stock granted and vested (in thousands, except per common stock amounts):

	Years Ended December 31,
	2013	2012	2011
Number of shares of common stock granted	13	15	11
Weighted average grant-date fair value per common stock	$16.76	$15.27	$18.93
Fair value of common stock vested	$257	$195	$169
Cash used to settle the obligation	$1,014	$459	$2

As of December 31, 2013, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 2.8 years.

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

The reportable segments consist of (1) the Americas, which includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service) and technical staffing and (2) EMEA, which includes Europe, the Middle East and Africa, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service) and fulfillment services. The sites within Latin America, Australia and the Asia Pacific Rim are included in the Americas segment given the nature of the business and client profile, which is primarily made up of U.S.-based companies that are using the Company’s services in these locations to support their customer contact management needs.

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Year Ended December 31, 2013:
Revenues (2)	$1,050,813	$212,647		$1,263,460
Percentage of revenues	83.2%	16.8%		100.0%
Depreciation, net (2)	$37,818	$4,266		$42,084
Amortization of intangibles (2)	$14,863	$—		$14,863
Income (loss) from continuing operations	$94,006	$6,052	$(46,531)	$53,527
Other (expense), net			(2,202)	(2,202)
Income taxes			(14,065)	(14,065)

Income from continuing operations, net of taxes				37,260
Income (loss) from discontinued operations, net of taxes (3)	$—	$—		—

Net income				$37,260

Total assets as of December 31, 2013	$1,097,788	$1,409,185	$(1,556,712)	$950,261

Year Ended December 31, 2012:
Revenues (2)	$947,147	$180,551		$1,127,698
Percentage of revenues	84.0%	16.0%		100.0%
Depreciation, net (2)	$36,494	$3,875		$40,369
Amortization of intangibles (2)	$10,479	$—		$10,479
Income (loss) from continuing operations	$93,580	$5,488	$(51,289)	$47,779
Other (expense), net			(2,622)	(2,622)
Income taxes			(5,207)	(5,207)

Income from continuing operations, net of taxes				39,950
Income (loss) from discontinued operations, net of taxes (3)	$(10,707)	$(820)	—	(11,527)

Net income				$28,423

Total assets as of December 31, 2012	$1,265,119	$1,100,938	$(1,457,368)	$908,689

Year Ended December 31, 2011:
Revenues (2)	$963,142	$206,125		$1,169,267
Percentage of revenues	82.4%	17.6%		100.0%
Depreciation, net (2)	$41,059	$5,052		$46,111
Amortization of intangibles (2)	$7,961	$—		$7,961
Income (loss) from continuing operations	$115,727	$(3,746)	$(46,446)	$65,535
Other (expense), net			(1,879)	(1,879)
Income taxes			(11,342)	(11,342)

Income from continuing operations, net of taxes				52,314
Income (loss) from discontinued operations, net of taxes (3)	$559	$(4,532)	—	(3,973)

Net income				$48,341

Total assets as of December 31, 2011	$1,112,252	$1,131,719	$(1,474,841)	$769,130

(1)

Other items (including corporate costs, impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the tables above for the years ended December 31, 2013, 2012 and 2011. The accounting policies of the reportable segments are the same as those described in Note 1 to the accompanying Consolidated Financial Statements. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

(2)	Revenues, depreciation and amortization include results from continuing operations only.

(3)	Includes the (loss) from discontinued operations, net of taxes, as well as the gain (loss) on sale of discontinued operations, net of taxes, if any.

Total revenues by segment from AT&T Corporation, a major provider of communication services for which the Company provides various customer support services, were as follows (in thousands):

	Years Ended December 31,
	2013		2012		2011
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$162,888	12.9%	$130,072	11.5%	$129,331	11.1%
EMEA	3,513	0.3%	3,018	0.3%	3,343	0.2%

	$166,401	13.2%	$133,090	11.8%	$132,674	11.3%

The Company has multiple distinct contracts with AT&T spread across multiple lines of businesses, including a master services agreement that expires in 2017 and various statements of work, which expire at varying dates between 2014 and 2015. The Company has historically renewed most of these contracts. However, there is no assurance that these contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts. Each line of business is governed by separate business terms, conditions and metrics. Each line of business also has a separate decision maker such that a loss of one line of business would not necessarily impact the Company’s relationship with the client and decision makers on other lines of business. The loss of (or the failure to retain a significant amount of business with) any of the Company’s key clients, including AT&T, could have a material adverse effect on its performance. Many of the Company’s contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of the Company’s services under its contracts without penalty.

Total revenues from the Company’s next largest client, which was in the financial services vertical market in each of the years, were as follows (in thousands):

	Years Ended December 31,
	2013		2012		2011
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Next largest client	$73,226	5.8%	$70,311	6.2%	$65,783	5.6%

The Company’s top ten clients accounted for approximately 45.9%, 47.8% and 45.4% of its consolidated revenues during the years ended December 31, 2013, 2012 and 2011, respectively.

Information about the Company’s operations by geographic location is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Revenues: (1)
United States	388,775	302,046	299,606
The Philippines	213,132	225,629	244,936
Canada	210,463	198,585	203,313
Costa Rica	101,888	100,101	94,133
El Salvador	46,301	46,910	43,016
Australia	36,725	24,633	25,892
China	25,478	21,614	21,688
Mexico	23,701	23,315	23,133
Other	4,350	4,314	7,425

Total Americas	1,050,813	947,147	963,142

Germany	77,950	73,380	76,362
Sweden	49,953	22,229	30,072
United Kingdom	33,750	35,833	41,476
Romania	14,856	10,773	9,038
Hungary	8,525	7,619	6,695
Netherlands	3,073	6,511	14,268
Other	24,540	24,206	28,214

Total EMEA	212,647	180,551	206,125

	$1,263,460	$1,127,698	$1,169,267

(1)

Revenues are attributed to countries based on location of customer, except for revenues for Costa Rica, The Philippines, China and India which are primarily comprised of customers located in the U.S., but serviced by centers in those respective geographic locations.

	December 31,
	2013	2012
Long-Lived Assets: (1)
United States	120,759	127,010
Canada	23,164	27,497
The Philippines	17,197	11,298
Costa Rica	4,759	5,355
Australia	3,799	2,185
El Salvador	2,552	2,978
Mexico	1,902	2,511
Other	6,695	4,011

Total Americas	180,827	182,845

United Kingdom	4,158	4,712
Sweden	3,676	682
Germany	2,097	2,556
Romania	679	638
Slovakia	666	568
Norway	603	442
Hungary	564	360
Other	334	529

Total EMEA	12,777	10,487

	$193,604	$193,332

(1)	Long-lived assets include property and equipment, net, and intangibles, net.

	December 31,
	2013	2012
Goodwill:
Americas	$199,802	$204,231
EMEA	—	—

	$199,802	$204,231

Revenues for the Company’s products and services are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Outsourced customer contract management services	$1,240,328	$1,104,442	$1,145,002
Fulfillment services	16,953	16,357	16,717
Enterprise support services	6,179	6,899	7,548

	$1,263,460	$1,127,698	$1,169,267

Note 28. Other (Expense)

Gains and losses resulting from foreign currency transactions are recorded in “Other (expense)” in the accompanying Consolidated Statements of Operations during the period in which they occur. Other (expense) consists of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Foreign currency transaction gains (losses)	$(5,962)	$(2,856)	$(749)
Gains (losses) on foreign currency derivative instruments not designated as hedges	4,216	(295)	(1,444)
Gains (losses) on liquidation of foreign subsidiaries	—	(582)	—
Other miscellaneous income (expense)	985	1,200	94

	$(761)	$(2,533)	$(2,099)

Note 29. Related Party Transactions

In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and Chief Executive Officer and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20 year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.4 million to the landlord during each of the years ended December 31, 2013, 2012 and 2011 under the terms of the lease.

Schedule II — Valuation and Qualifying Accounts

Years ended December 31, 2013, 2012 and 2011:

(in thousands)	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Additions (Deductions)(1)	Balance at End of Period
Allowance for doubtful accounts:

Year ended December 31, 2013	$5,081	483	$(577)	$4,987
Year ended December 31, 2012	4,304	1,115	(338)	5,081
Year ended December 31, 2011	3,939	450	(85)	4,304

Valuation allowance for net deferred tax assets:

Year ended December 31, 2013	$43,298	$(634)	$—	$42,664
Year ended December 31, 2012	38,544	4,754	—	43,298
Year ended December 31, 2011	60,091	(17,758)	(3,789)	38,544

Reserves for value added tax receivables:

Year ended December 31, 2013	$3,076	$143	$(689)	$2,530
Year ended December 31, 2012	2,355	546	175	3,076
Year ended December 31, 2011	2,338	504	(487)	2,355

(1)	Net write-offs and recoveries, including the effect of foreign currency translation. 2011 includes the impact of the reclassification of the Company’s Spanish operations to assets held for sale.