Form 10-Q
period 2014-03-31
SYKES ENTERPRISES INC
filed 2014-05-06
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Yes  ☐                 No  ☒

As of April 30, 2014, there were 43,922,642 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	March 31, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$210,498	$211,985
Receivables, net	272,352	264,916
Prepaid expenses	15,087	15,710
Other current assets	24,982	20,672

Total current assets	522,919	513,283
Property and equipment, net	114,653	117,549
Goodwill, net	196,386	199,802
Intangibles, net	71,956	76,055
Deferred charges and other assets	30,757	43,572

	$936,671	$950,261

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$25,720	$25,540
Accrued employee compensation and benefits	72,804	81,064
Current deferred income tax liabilities	196	84
Income taxes payable	2,784	1,274
Deferred revenue	35,226	35,025
Other accrued expenses and current liabilities	30,752	30,393

Total current liabilities	167,482	173,380
Deferred grants	6,096	6,637
Long-term debt	96,000	98,000
Long-term income tax liabilities	20,182	24,647
Other long-term liabilities	11,357	11,893

Total liabilities	301,117	314,557

Commitments and loss contingency (Note 13)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value, 200,000 shares authorized; 44,069 and 43,997 shares issued, respectively	441	440
Additional paid-in capital	278,780	279,513
Retained earnings	358,337	349,366
Accumulated other comprehensive income (loss)	(284)	7,997
Treasury stock at cost: 127 and 122 shares, respectively	(1,720)	(1,612)

Total shareholders’ equity	635,554	635,704

	$936,671	$950,261

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2014	2013

Revenues	$324,429	$301,244

Operating expenses:
Direct salaries and related costs	221,625	203,706
General and administrative	73,377	73,733
Depreciation, net	11,298	10,169
Amortization of intangibles	3,651	3,759

Total operating expenses	309,951	291,367

Income from operations	14,478	9,877

Other income (expense):
Interest income	231	224
Interest (expense)	(499)	(508)
Other income (expense)	663	125

Total other income (expense)	395	(159)

Income before income taxes	14,873	9,718
Income taxes	4,560	3,200

Net income	$10,313	$6,518

Net income per common share:
Basic	$0.24	$0.15

Diluted	$0.24	$0.15

Weighted average common shares outstanding:
Basic	42,739	43,036
Diluted	42,837	43,052

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2014	2013
Net income	$10,313	$6,518

Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss), net of taxes	(5,559)	(5,728)
Unrealized gain (loss) on net investment hedge, net of taxes	35	282
Unrealized actuarial gain (loss) related to pension liability, net of taxes	(21)	(8)
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	(2,742)	2,019
Unrealized gain (loss) on postretirement obligation, net of taxes	6	(43)

Other comprehensive income (loss), net of taxes	(8,281)	(3,478)

Comprehensive income (loss)	$2,032	$3,040

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 31, 2014

(Unaudited)

	Common Stock				Accumulated Other

(in thousands)	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2013	43,997	$440	$279,513	$349,366	$7,997	$(1,612)	$635,704
Stock-based compensation expense	-	-	754	-	-	-	754
Excess tax benefit (deficiency) from stock-based compensation	-	-	54	-	-	-	54
Vesting of common stock and restricted stock under equity award plans, net of forfeitures	202	2	(279)	-	-	(108)	(385)
Repurchase of common stock	-	-	-	-	-	(2,605)	(2,605)
Retirement of treasury stock	(130)	(1)	(1,262)	(1,342)	-	2,605	-
Comprehensive income (loss)	-	-	-	10,313	(8,281)	-	2,032

Balance at March 31, 2014	44,069	$441	$278,780	$358,337	$(284)	$(1,720)	$635,554

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$10,313	$6,518
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	11,539	10,422
Amortization of intangibles	3,651	3,759
Amortization of deferred grants	(589)	(253)
Unrealized foreign currency transaction (gains) losses, net	277	291
Stock-based compensation expense	754	664
Excess tax (benefit) from stock-based compensation	(54)	-
Deferred income tax provision (benefit)	3,371	(2,043)
Net (gain) loss on disposal of property and equipment	48	9
Bad debt expense	6	305
Unrealized (gains) losses on financial instruments, net	950	1,418
Amortization of deferred loan fees	65	65
Other	(122)	66

Changes in assets and liabilities:
Receivables	(7,079)	(21,019)
Prepaid expenses	515	(575)
Other current assets	(6,182)	(3,164)
Deferred charges and other assets	8,329	931
Accounts payable	2,537	(5,295)
Income taxes receivable / payable	(868)	499
Accrued employee compensation and benefits	(7,545)	(7,194)
Other accrued expenses and current liabilities	(1,321)	1,460
Deferred revenue	1,271	295
Other long-term liabilities	(3,710)	28

Net cash provided by (used for) operating activities	16,156	(12,813)

Cash flows from investing activities:
Capital expenditures	(11,706)	(13,066)
Proceeds from sale of property and equipment	16	34
Investment in restricted cash	-	(7)
Release of restricted cash	168	-

Net cash (used for) investing activities	(11,522)	(13,039)

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Three Months Ended March 31,
(in thousands)	2014	2013
Cash flows from financing activities:
Payments of long-term debt	(2,000)	(2,000)
Proceeds from issuance of long-term debt	-	22,000
Excess tax benefit from stock-based compensation	54	-
Cash paid for repurchase of common stock	(2,605)	-
Proceeds from grants	58	103
Shares repurchased for minimum tax withholding on equity awards	(385)	(93)

Net cash provided by (used for) financing activities	(4,878)	20,010

Effects of exchange rates on cash	(1,243)	(3,682)

Net increase (decrease) in cash and cash equivalents	(1,487)	(9,524)

Cash and cash equivalents – beginning	211,985	187,322

Cash and cash equivalents – ending	$210,498	$177,798

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$445	$481
Cash paid during period for income taxes	$3,796	$5,017

Non-cash transactions:
Property and equipment additions in accounts payable	$3,916	$3,354
Unrealized gain (loss) on postretirement obligation in accumulated other comprehensive income (loss)	$6	$(43)

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2014. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”) on February 20, 2014.

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

New Accounting Standards Not Yet Adopted

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). The amendments in ASU 2014-08 indicate that only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. Currently, a component of an entity that is a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group is eligible for discontinued operations presentation. The amendments should be applied to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company does not expect the adoption of ASU 2014-08 to materially impact its financial condition, results of operations and cash flows.

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

In July 2013, the FASB issued ASU 2013-11 “Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The amendments in ASU 2013-11 indicate that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU 2013-11 on January 1, 2014 resulted in a $3.1 million reclassification of a portion of the Company’s unrecognized tax benefits from “Long-term income tax liabilities” to “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2014. See Note 11, Income Taxes, for further information.

Note 2. Costs Associated with Exit or Disposal Activities

Fourth Quarter 2011 Exit Plan

During 2011, the Company announced a plan to rationalize seats in certain U.S. sites and close certain locations in EMEA (the “Fourth Quarter 2011 Exit Plan”). The details are described below, by segment.

Americas

During 2011, as part of an on-going effort to streamline excess capacity related to the integration of the ICT Group, Inc. (“ICT”) acquisition and align it with the needs of the market, the Company announced a plan to rationalize approximately 900 seats in the U.S., some of which were revenue generating, and migrated the associated revenues to other locations within the U.S. Approximately 300 employees were affected and the Company has completed the actions associated with the Fourth Quarter 2011 Exit Plan in the Americas.

The major costs incurred as a result of these actions are program transfer costs, facility-related costs (primarily consisting of those costs associated with the real estate leases), and impairments of long-lived assets (primarily leasehold improvements and equipment) estimated at $1.9 million as of March 31, 2014 ($1.9 million at December

31, 2013). The Company recorded $0.5 million of the costs associated with these actions as non-cash impairment charges, while approximately $1.4 million represents cash expenditures for program transfer and facility-related costs, including obligations under the leases, the last of which ends in February 2017. The Company has paid $0.9 million in cash through March 31, 2014 under the Fourth Quarter 2011 Exit Plan in the Americas.

The following tables summarize the accrued liability associated with the Americas Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges for the three months ended March 31, 2014 and 2013 (in thousands):

	Beginning Accrual at January 1, 2014	Charges (Reversals) for the Three Months Ended March 31, 2014	Cash Payments	Other Non-Cash Changes	Ending Accrual at March 31, 2014
Lease obligations and facility exit costs	$512	$-	$(43)	$-	$469

	Beginning Accrual at January 1, 2013	Charges (Reversals) for the Three Months Ended March 31, 2013	Cash Payments	Other Non-Cash Changes	Ending Accrual at March 31, 2013
Lease obligations and facility exit costs	$682	$-	$(35)	$-	$647

EMEA

During 2011, to improve the Company’s overall profitability and improve its cost structure in the EMEA region by optimizing its capacity utilization, the Company committed to close a customer contact management center in South Africa and a customer contact management center in Ireland, as well as some capacity rationalization in the Netherlands, all components of the EMEA segment. While the Company migrated approximately $3.2 million of annualized call volumes of the Ireland facility to other facilities within EMEA, the Company did not migrate the remaining call volume in Ireland or any of the annualized revenue from the Netherlands or South Africa facilities, which was $18.8 million for 2011, to other facilities within the region. The number of seats rationalized across the EMEA region approximated 900 with approximately 500 employees affected by the actions. The Company closed these facilities and substantially completed the actions associated with the EMEA plan on September 30, 2012.

The major costs incurred as a result of these actions are facility-related costs (primarily consisting of those costs associated with the real estate leases), impairments of long-lived assets (primarily leasehold improvements and equipment) and severance-related costs estimated at $6.7 million as of March 31, 2014 ($6.7 million as of December 31, 2013). The Company recorded $0.5 million of the costs associated with these actions as non-cash impairment charges, while approximately $6.2 million represents cash expenditures for severance and related costs and facility-related costs, primarily rent obligations to be paid through the remainder of the noncancelable term of the leases, the last of which ended in March 2013. The Company has paid $5.9 million in cash through March 31, 2014 under the Fourth Quarter 2011 Exit Plan in EMEA.

The following tables summarize the accrued liability associated with EMEA’s Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges for the three months ended March 31, 2014 and 2013 (in thousands):

	Beginning Accrual at January 1, 2014	Charges (Reversals) for the Three Months Ended March 31, 2014	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at March 31, 2014
Severance and related costs	$131	$-	$-	$1	$132
Legal-related costs	-	-	-	-	-

	$131	$-	$-	$1	$132

	Beginning Accrual at January 1, 2013	Charges (Reversals) for the Three Months Ended March 31, 2013 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at March 31, 2013
Severance and related costs	$187	$6	$(7)	$(4)	$182
Legal-related costs	10	1	(7)	1	5

	$197	$7	$(14)	$(3)	$187

(1)

During 2013, the Company recorded additional severance and related costs and legal-related costs, which are recorded in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

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

The major costs incurred as a result of these actions were facility-related costs (primarily consisting of those costs associated with the real estate leases), impairments of long-lived assets (primarily leasehold improvements and equipment) and severance-related costs totaling $2.5 million as of March 31, 2014 ($2.5 million as of December 31, 2013). The Company recorded $0.2 million of the costs associated with these actions as non-cash impairment charges, while approximately $2.1 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ended in March 2014, and $0.2 million represents cash expenditures for severance-related costs. As of March 31, 2014, the remaining accrual relates primarily to the lease restoration obligation, which is expected to be settled by December 31, 2014. The Company has paid $1.8 million in cash through March 31, 2014 under the Fourth Quarter 2010 Exit Plan.

The following tables summarize the accrued liability associated with the Fourth Quarter 2010 Exit Plan’s exit or disposal activities and related charges during the three months ended March 31, 2014 and 2013 (in thousands):

	Beginning Accrual at January 1, 2014	Charges (Reversals) for the Three Months Ended March 31, 2014	Cash Payments	Other Non-Cash Changes (1)	Ending Accrual at March 31, 2014
Lease obligations and facility exit costs	$538	$-	$(106)	$1	$433

	Beginning Accrual at January 1, 2013	Charges (Reversals) for the Three Months Ended March 31, 2013	Cash Payments	Other Non-Cash Changes (1)	Ending Accrual at March 31, 2013
Lease obligations and facility exit costs	$539	$-	$(75)	$(15)	$449

(1)	Effect of foreign currency translation.

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

The major costs incurred as a result of these actions were impairments of long-lived assets (primarily leasehold improvements) and facility-related costs (primarily consisting of those costs associated with the real estate leases) estimated at $10.5 million as of March 31, 2014 ($10.5 million as of December 31, 2013), all of which are in the Americas segment. The Company recorded $3.8 million of the costs associated with these actions as non-cash impairment charges, while approximately $6.7 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ends in February 2017. The Company has paid $5.0 million in cash through March 31, 2014 under the Third Quarter 2010 Exit Plan.

The following tables summarize the accrued liability associated with the Third Quarter 2010 Exit Plan’s exit or disposal activities and related charges for the three months ended March 31, 2014 and 2013 (in thousands):

	Beginning Accrual at January 1, 2014	Charges (Reversals) for the Three Months Ended March 31, 2014	Cash Payments	Other Non-Cash Changes	Ending Accrual at March 31, 2014
Lease obligations and facility exit costs	$1,793	$-	$(96)	$-	$1,697

	Beginning Accrual at January 1, 2013	Charges (Reversals) for the Three Months Ended March 31, 2013	Cash Payments	Other Non-Cash Changes (1)	Ending Accrual at March 31, 2013
Lease obligations and facility exit costs	$2,551	$-	$(224)	$1	$2,328

(1)	Effect of foreign currency translation.

Restructuring Liability Classification

The following table summarizes the Company’s short-term and long-term accrued liabilities associated with its exit and disposal activities, by plan, as of March 31, 2014 and December 31, 2013 (in thousands):

	Americas Fourth Quarter 2011 Exit Plan	EMEA Fourth Quarter 2011 Exit Plan	Fourth Quarter 2010 Exit Plan	Third Quarter 2010 Exit Plan	Total
March 31, 2014
Short-term accrued restructuring liability (1)	$136	$132	$433	$495	$1,196
Long-term accrued restructuring liability (2)	333	-	-	1,202	1,535

Ending accrual at March 31, 2014	$469	$132	$433	$1,697	$2,731

December 31, 2013
Short-term accrued restructuring liability (1)	$136	$131	$538	$440	$1,245
Long-term accrued restructuring liability (2)	376	-	-	1,353	1,729

Ending accrual at December 31, 2013	$512	$131	$538	$1,793	$2,974

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

Note 3. Fair Value

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”) requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair value hierarchy:

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

Investments Held in Rabbi Trust — The investment assets of the rabbi trust are valued using quoted market prices in active markets, which are classified in Level 1 of the fair value hierarchy. For additional information about the deferred compensation plan, refer to Note 6, Investments Held in Rabbi Trust, and Note 15, Stock-Based Compensation.

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

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following (in thousands):

		Fair Value Measurements at March 31, 2014 Using:
		Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		March 31, 2014	Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents”	(1)	$87,513	$87,513	$-	$-
Money market funds and open-end mutual funds in “Deferred charges and other assets”	(1)	10	10	-	-
Foreign currency forward and option contracts	(2)	764	-	764	-
Equity investments held in a rabbi trust for the Deferred Compensation Plan	(3)	5,622	5,622	-	-
Debt investments held in a rabbi trust for the Deferred Compensation Plan	(3)	1,318	1,318	-	-
Guaranteed investment certificates	(4)	80	-	80	-

		$95,307	$94,463	$844	$-

Liabilities:
Long-term debt	(5)	$96,000	$-	$96,000	$-
Foreign currency forward and option contracts	(6)	7,068	-	7,068	-

		$103,068	$-	$103,068	$-

		Fair Value Measurements at December 31, 2013 Using:
		Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		December 31, 2013	Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents”	(1)	$50,627	$50,627	$-	$-
Money market funds and open-end mutual funds in “Deferred charges and other assets”	(1)	11	11	-	-
Foreign currency forward and option contracts	(2)	2,240	-	2,240	-
Equity investments held in a rabbi trust for the Deferred Compensation Plan	(3)	5,251	5,251	-	-
Debt investments held in a rabbi trust for the Deferred Compensation Plan	(3)	1,170	1,170	-	-
Guaranteed investment certificates	(4)	80	-	80	-

		$59,379	$57,059	$2,320	$-

Liabilities:
Long-term debt	(5)	$98,000	$-	$98,000	$-
Foreign currency forward and option contracts	(6)	5,063	-	5,063	-

		$103,063	$-	$103,063	$-

(1)	In the accompanying Condensed Consolidated Balance Sheet.
(2)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 5, Financial Derivatives.
(3)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 6, Investments Held in Rabbi Trust.
(4)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.
(5)	The carrying value of long-term debt approximates its estimated fair value as it re-prices at varying interest rates. See Note 9, Borrowings.
(6)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet. See Note 5, Financial Derivatives.

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs, like those associated with acquired businesses, including goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired. The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at March 31, 2014 and December 31, 2013.

Note 4.   Intangible Assets

The following table presents the Company’s purchased intangible assets as of March 31, 2014 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$102,014	$(38,736)	$63,278	8
Trade name	11,600	(3,135)	8,465	8
Non-compete agreements	1,215	(1,088)	127	2
Proprietary software	850	(850)	-	2
Favorable lease agreement	449	(363)	86	2

	$116,128	$(44,172)	$71,956	8

The following table presents the Company’s purchased intangible assets as of December 31, 2013 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$102,774	$(35,873)	$66,901	8
Trade name	11,600	(2,803)	8,797	8
Non-compete agreements	1,220	(1,009)	211	2
Proprietary software	850	(847)	3	2
Favorable lease agreement	449	(306)	143	2

	$116,893	$(40,838)	$76,055	8

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to March 31, 2014, is as follows (in thousands):

Years Ending December 31,	Amount

2014 (remaining nine months)	$10,750
2015	14,046
2016	14,046
2017	14,046
2018	7,609
2019	6,995
2020 and thereafter	4,464

Note 5.   Financial Derivatives

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

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	March 31, 2014	December 31, 2013

Deferred gains (losses) in AOCI	$(5,357)	$(2,704)
Tax on deferred gains (losses) in AOCI	80	169

Deferred gains (losses) in AOCI, net of taxes	$(5,277)	$(2,535)

Deferred gains (losses) expected to be reclassified to “Revenues” from AOCI during the next twelve months	$(5,357)

Deferred gains (losses) and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the forward contracts and options.

Net Investment Hedge – During the three months ended March 31, 2014 and 2013, the Company entered into foreign exchange forward contracts to hedge its net investment in a foreign operation, as defined under ASC 815. The purpose of these derivative instruments is to protect the Company’s interests against the risk that the net assets of certain foreign subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to the Company’s foreign currency-based investments in these subsidiaries.

Non-Designated Hedges – The Company also periodically enters into foreign currency hedge contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivative instruments is to protect the Company’s interests against adverse foreign currency moves pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than the Company’s subsidiaries’ functional currencies. These contracts generally do not exceed 180 days in duration.

The Company had the following outstanding foreign currency forward contracts and options (in thousands):

	As of March 31, 2014		As of December 31, 2013
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges: (1)
Options:
Philippine Pesos	$75,500	December 2014	$59,000	December 2014

Forwards:
Philippine Pesos	25,900	July 2014	63,300	July 2014
Costa Rican Colones	45,100	December 2014	41,600	October 2014
Hungarian Forints	2,776	December 2014	550	January 2014
Romanian Leis	6,445	December 2014	619	January 2014

Net investment hedges: (2)
Forwards:
Euros	41,028	September 2014	32,657	September 2014

Non-designated hedges: (3)
Forwards	43,591	July 2014	59,207	June 2014

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

As of March 31, 2014, the maximum amount of loss due to credit risk that the Company would incur if parties to the financial instruments that make up the concentration failed to perform according to the terms of the contracts was $0.8 million, based on the gross fair value of the financial instruments.

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Derivative Assets
	March 31, 2014	December 31, 2013
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (1)	$363	$862

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts (1)	107	-

	470	862

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (1)	294	1,378

Total derivative assets	$764	$2,240

	Derivative Liabilities
	March 31, 2014	December 31, 2013
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (2)	$4,993	$2,997

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts (2)	1,773	1,720

	6,766	4,717
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (2)	302	346

Total derivative liabilities	$7,068	$5,063

(1)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The following tables present the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the three months ended March 31, 2014 and 2013 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From Accumulated AOCI Into “Revenues” (Effective Portion)		Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion)
	March 31,		March 31,		March 31,
	2014	2013	2014	2013	2014	2013
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$(5,018)	$2,717	$(2,374)	$731	$(3)	$12

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	54	433	-	-	-	-

Foreign currency forward and option contracts	$(4,964)	$3,150	$(2,374)	$731	$(3)	$12

	Gain (Loss) Recognized in “Other income and (expense)” on Derivatives
	March 31,
	2014	2013
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	$723	$(525)

Note 6.  Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	March 31, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$5,159	$6,940	$4,749	$6,421

The mutual funds held in the rabbi trusts were 81% equity-based and 19% debt-based as of March 31, 2014. Net investment income (losses), included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations consists of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Gross realized gains from sale of trading securities	$3	$96
Gross realized (losses) from sale of trading securities	-	(3)
Dividend and interest income	9	10
Net unrealized holding gains (losses)	75	195

Net investment income (losses)	$87	$298

Note 7.  Deferred Revenue

The components of deferred revenue consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Future service	$23,465	$25,102
Estimated potential penalties and holdbacks	11,761	9,923

	$35,226	$35,025

Note 8.  Deferred Grants

The components of deferred grants, net of accumulated amortization, consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Property grants	$6,096	$6,643
Employment grants	144	146

Total deferred grants	6,240	6,789
Less: Property grants – short-term (1)	-	(6)
Less: Employment grants – short-term (1)	(144)	(146)

Total long-term deferred grants (2)	$6,096	$6,637

(1)      Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

(2)      Included in “Deferred grants” in the accompanying Condensed Consolidated Balance Sheets.

Note 9.  Borrowings

On May 3, 2012, the Company entered into a $245 million revolving credit facility (the “2012 Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (“KeyBank”). The 2012 Credit Agreement replaced the Company’s previous $75 million revolving credit facility (the “2010 Credit Agreement”) dated February 2, 2010, as amended, which agreement was terminated simultaneous with entering into the 2012 Credit Agreement. The 2012 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. The Company borrowed $108.0 million under the 2012 Credit Agreement’s revolving credit facility on August 20, 2012 in connection with the acquisition of Alpine Access, Inc. on such date.

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

Borrowings consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Revolving credit facility	$96,000	$98,000
Less: Current portion	-	-

Total long-term debt	$96,000	$98,000

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

The 2012 Credit Agreement had an average daily utilization of $96.3 million and $91.2 million during the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014 and 2013, the related interest expense, excluding amortization of deferred loan fees, under our credit agreements was $0.3 million and $0.3 million, respectively, which represented weighted average interest rates of 1.3% and 1.4%, respectively.

Note 10.  Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220 “Comprehensive Income” (“ASC 220”). ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedge	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Gain (Loss) on Post Retirement Obligation	Total
Balance at January 1, 2013	$16,083	$(2,565)	$1,413	$(570)	$495	$14,856
Pre-tax amount	(3,465)	(1,720)	(136)	(2,704)	(127)	(8,152)
Tax (provision) benefit	-	602	16	449	-	1,067
Reclassification of (gain) loss to net income	-	-	(41)	321	(54)	226
Foreign currency translation	133	-	(102)	(31)	-	-

Balance at December 31, 2013	12,751	(3,683)	1,150	(2,535)	314	7,997
Pre-tax amount	(5,583)	54	-	(5,021)	17	(10,533)
Tax (provision) benefit	-	(19)	-	16	-	(3)
Reclassification of (gain) loss to net income	-	-	(12)	2,278	(11)	2,255
Foreign currency translation	24	-	(9)	(15)	-	-

Balance at March 31, 2014	$7,192	$(3,648)	$1,129	$(5,277)	$320	$(284)

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,		Statements of Operations Location
	2014	2013
Actuarial Gain (Loss) Related to Pension Liability: (1)
Pre-tax amount	$12	$15	Direct salaries and related costs
Tax (provision) benefit	-	(5)	Income taxes

Reclassification to net income	12	10

Gain (Loss) on Cash Flow Hedging Instruments: (2)
Pre-tax amount	(2,374)	743	Revenues
Tax (provision) benefit	96	(5)	Income taxes

Reclassification to net income	(2,278)	738

Gain (Loss) on Post Retirement Obligation: (1)
Pre-tax amount	11	16	General and administrative
Tax (provision) benefit	-	-	Income taxes

Reclassification to net income	11	16

Total reclassification of gain (loss) to net income	$(2,255)	$764

(1) See Note 14, Defined Benefit Pension Plan and Postretirement Benefits, for further information.

(2) See Note 5, Financial Derivatives, for further information.

Except as discussed in Note 11, Income Taxes, earnings associated with the Company’s investments in its subsidiaries are considered to be indefinitely invested and no provision for income taxes on those earnings or translation adjustments have been provided.

Note 11.  Income Taxes

The Company’s effective tax rate was 30.7% and 32.9% for the three months ended March 31, 2014 and 2013, respectively. The decrease in the effective tax rate is primarily due to the recognition in 2013 of the retroactive tax impact of The American Taxpayer Relief Act of 2012, partially offset by the fluctuations in earnings within the various tax jurisdictions in which the Company operates. The difference between the Company’s effective tax rate of 30.7% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the recognition of tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions, changes in unrecognized tax positions and tax credits, partially offset by the tax impact of permanent differences, adjustments of valuation allowances and foreign withholding taxes.

The Company accrued $14.4 million at March 31, 2014 and $15.0 million at December 31, 2013, excluding penalties and interest, for the liability for unrecognized tax benefits. The $0.6 million decrease resulted primarily from fluctuations in foreign exchange rates. During the three months ended March 31, 2014, in accordance with the adoption of ASU 2013-11, the Company reclassified $3.1 million of the $14.4 million unrecognized tax benefits from “Long-term income tax liabilities” to “Deferred charges and other assets” as an offset to net operating loss carryforwards and tax credits in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2014. The remaining $11.3 million of the unrecognized tax benefits at March 31, 2014 and the $15.0 million at December 31, 2013 are recorded in “Long-term income tax liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

In 2013, the Company executed offshore cash movements to take advantage of The American Taxpayer Relief Act of 2012 (the “Act”) passed on January 2, 2013, with retroactive application to January 1, 2012. This Act, which extended the tax provisions of the Internal Revenue Code Section 954(c)(6) through the end of 2013, permitted continued tax deferral on such movements which would otherwise be taxable immediately in the U.S. While the 2013 cash movements related to this law change are not taxable in the U.S., related foreign withholding taxes of $2.4 million were included in the provision for income taxes in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2013.

In 2010, the Company determined that it intended to distribute all of the current year and future years’ earnings of a non-U.S. subsidiary to its foreign parent. Withholding taxes of $0.1 million and $0.2 million related to this distribution are included in the provision for income taxes in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, respectively.

The U.S. Department of the Treasury released the “General Explanations of the Administration’s Fiscal Year 2015 Revenue Proposals” in March 2014. These proposals represent a significant shift in international tax policy, which may materially impact U.S. taxation of international earnings. The Company continues to monitor these proposals and is currently evaluating the potential impact on its financial condition, results of operations and cash flows.

The Company is currently under audit in several tax jurisdictions. In April 2012, the Company received an assessment for the Canadian 2003-2006 audit for which the Company filed a Notice of Objection in July 2012 and paid a mandatory security deposit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service for this audit cycle. In July and October 2013, the Company received reassessments for the 2007-2009 audit, which resulted in additional payments. These payments bring the total amount of deposits for both audit cycles, net of fluctuations in the foreign exchange rate, to $16.6 million and $17.3 million as of March 31, 2014 and December 31, 2013, respectively, and are included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets. In December 2013, the Company filed a Notice of Objection to the 2007-2009 reassessment. Although the outcome of examinations by taxing authorities is always uncertain, the Company believes it is adequately reserved for these audits and resolution is not expected to have a material impact on its financial condition and results of operations.

The significant tax jurisdictions currently under audit are as follows:

Tax Jurisdiction	Tax Year Ended

Canada	2003 to 2009
Philippines	2009 and 2010
United States	2011

Note 12.  Earnings Per Share

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

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013

Basic:
Weighted average common shares outstanding	42,739	43,036
Diluted:
Dilutive effect of stock options, stock appreciation rights, restricted stock, restricted stock units and shares held in a rabbi trust	98	16

Total weighted average diluted shares outstanding	42,837	43,052

Anti-dilutive shares excluded from the diluted earnings per share calculation	74	18

On August 18, 2011, the Company’s Board authorized the Company to purchase up to 5.0 million shares of its outstanding common stock (the “2011 Share Repurchase Program”). A total of 3.5 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

The shares repurchased under the Company’s share repurchase programs were as follows (in thousands, except per share amounts):

	Total Number of Shares	Range of Prices Paid Per Share		Total Cost of Shares
	Repurchased	Low	High	Repurchased
Three Months Ended:
March 31, 2014	130	$19.92	$19.98	$2,605
March 31, 2013	-	$-	$-	$-

Note 13.  Commitments and Loss Contingency

Commitments

During the three months ended March 31, 2014, the Company entered into several leases in the ordinary course of business. The following is a schedule of future minimum rental payments required under operating leases that have noncancelable lease terms as of March 31, 2014 (in thousands):

Amount

2014 (remaining nine months)	$596
2015	1,606
2016	1,339
2017	918
2018	707
2019	223
2020 and thereafter	-

Total minimum payments required	$5,389

During the three months ended March 31, 2014, the Company entered into agreements with third-party vendors in the ordinary course of business whereby the Company committed to purchase goods and services used in its normal operations. These agreements, which are not cancelable, generally range from one to five year periods and contain fixed or minimum annual commitments. Certain of these agreements allow for renegotiation of the minimum annual commitments based on certain conditions. The following is a schedule of the future minimum purchases remaining under the agreements as of March 31, 2014 (in thousands):

Amount

2014 (remaining nine months)	$2,394
2015	1,535
2016	383
2017	-
2018	-
2019	-
2020 and thereafter	-

Total minimum payments required	$4,312

Except as outlined above, there have not been any material changes to the outstanding contractual obligations from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2013.

Loss Contingency

The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that the Company has adequate legal defenses and/or when possible and appropriate, provided adequate accruals related to those matters such that the ultimate outcome will not have a material adverse effect on the Company’s financial position or results of operations.

Note 14.  Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The following table provides information about the net periodic benefit cost for the Company’s pension plans (in thousands):

	Three Months Ended March 31,
	2014	2013
Service cost	$100	$88
Interest cost	30	29
Recognized actuarial (gains)	(12)	(15)

Net periodic benefit cost	$118	$102

Employee Retirement Savings Plans

The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matches 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company’s contributions included in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
401(k) plan contributions	$260	$233

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

	March 31, 2014	December 31, 2013
Postretirement benefit obligation	$70	$81
Unrealized gains (losses) in AOCI (1)	$320	$314

(1)	Unrealized gains (losses) are due to changes in discount rates related to the postretirement obligation.

Note 15.  Stock-Based Compensation

The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. The following table summarizes the stock-based compensation expense (primarily in the Americas), income tax benefits related to the stock-based compensation and excess tax benefits (deficiencies) (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock-based compensation (expense) (1)	$(754)	$(664)
Income tax benefit (2)	264	232
Excess tax benefit (deficiency) from stock-based compensation (3)	54	(34)

(1)	Included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.
(2)	Included in “Income taxes” in the accompanying Condensed Consolidated Statements of Operations.
(3)	Included in “Additional paid-in capital” in the accompanying Condensed Consolidated Statements of Changes in Shareholders’ Equity.

There were no capitalized stock-based compensation costs as of March 31, 2014 and December 31, 2013.

2011 Equity Incentive Plan – The Company’s Board of Directors (the “Board”) adopted the Sykes Enterprises, Incorporated 2011 Equity Incentive Plan (the “2011 Plan”) on March 23, 2011, as amended on May 11, 2011 to reduce the number of shares of common stock available to 4.0 million shares. The 2011 Plan was approved by the shareholders at the May 2011 annual shareholders meeting. The 2011 Plan replaced and superseded the Company’s 2001 Equity Incentive Plan (the “2001 Plan”), which expired on March 14, 2011. The outstanding awards granted under the 2001 Plan will remain in effect until their exercise, expiration or termination. The 2011 Plan permits the grant of restricted stock, stock appreciation rights, stock options and other stock-based awards to certain employees of the Company, members of the Company’s Board of Directors and certain non-employees who provide services to the Company in order to encourage them to remain in the employment of, or to faithfully provide services to, the Company and to increase their interest in the Company’s success.

Stock Appreciation Rights – The Board, at the recommendation of the Compensation Committee (the “Committee”), has approved in the past, and may approve in the future, awards of stock-settled stock appreciation rights (“SARs”) for eligible participants. SARs represent the right to receive, without payment to the Company, a certain number of shares of common stock, as determined by the Committee, equal to the amount by which the fair market value of a share of common stock at the time of exercise exceeds the grant price. The SARs are granted at the fair market value of the Company’s common stock on the date of the grant and vest one-third on each of the first three anniversaries of the date of grant, provided the participant is employed by the Company on such date. The SARs have a term of 10 years from the date of grant. The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions.

The following table summarizes the assumptions used to estimate the fair value of SARs granted:

	Three Months Ended March 31,
	2014	2013
Expected volatility	38.9%	45.2%
Weighted-average volatility	38.9%	45.2%
Expected dividend rate	0.0%	0.0%
Expected term (in years)	5.0	5.0
Risk-free rate	1.7%	0.8%

The following table summarizes SARs activity as of March 31, 2014 and for the three months then ended:

Stock Appreciation Rights	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)

Outstanding at January 1, 2014	963	$-
Granted	246	$-
Exercised	(47)	$-
Forfeited or expired	-	$-

Outstanding at March 31, 2014	1,162	$-	7.8	$2,611

Vested or expected to vest at March 31, 2014	1,162	$-	7.8	$2,611

Exercisable at March 31, 2014	627	$-	6.6	$1,250

The following table summarizes information regarding SARs granted and exercised (in thousands, except per SAR amounts):

	Three Months Ended March 31,
	2014	2013
Number of SARs granted	246	318
Weighted average grant-date fair value per SAR	$7.20	$6.08
Intrinsic value of SARs exercised	$208	$-
Fair value of SARs vested	$1,553	$1,298

The following table summarizes nonvested SARs activity as of March 31, 2014 and for the three months then ended:

Nonvested Stock Appreciation Rights	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2014	535	$6.17
Granted	246	$7.20
Vested	(246)	$6.31
Forfeited or expired	-	$-

Nonvested at March 31, 2014	535	$6.58

As of March 31, 2014, there was $3.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested SARs granted under the 2011 Plan and 2001 Plan. This cost is expected to be recognized over a weighted average period of 1.7 years.

Restricted Shares – The Board, at the recommendation of the Committee, has approved in the past, and may approve in the future, awards of performance and employment-based restricted shares (“restricted shares”) for eligible participants. In some instances, where the issuance of restricted shares has adverse tax consequences to the recipient, the Board may instead issue restricted stock units (“RSUs”). The restricted shares are shares of the Company’s common stock (or in the case of RSUs, represent an equivalent number of shares of the Company’s common stock) which are issued to the participant subject to (a) restrictions on transfer for a period of time and (b) forfeiture under certain conditions. The performance goals, including revenue growth and income from operations targets, provide a range of vesting possibilities from 0% to 100% and will be measured at the end of the performance period. If the performance conditions are met for the performance period, the shares will vest and all restrictions on the transfer of the restricted shares will lapse (or in the case of RSUs, an equivalent number of shares of the Company’s common stock will be issued to the recipient). The Company recognizes compensation cost, net of estimated forfeitures, based on the fair value (which approximates the current market price) of the restricted shares (and RSUs) on the date of grant ratably over the requisite service period based on the probability of achieving the performance goals.

Changes in the probability of achieving the performance goals from period to period will result in corresponding changes in compensation expense. The employment-based restricted shares currently outstanding vest one-third on each of the first three anniversaries of the date of grant, provided the participant is employed by the Company on such date.

The following table summarizes nonvested restricted shares/RSUs activity as of March 31, 2014 and for the three months then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2014	1,367	$15.96
Granted	500	$19.77
Vested	(57)	$15.67
Forfeited or expired	(292)	$18.56

Nonvested at March 31, 2014	1,518	$16.73

The following table summarizes information regarding restricted shares/RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Three Months Ended March 31,
	2014	2013
Number of restricted shares/RSUs granted	500	706
Weighted average grant-date fair value per restricted share/RSU	$19.77	$15.25
Fair value of restricted shares/RSUs vested	$895	$366

As of March 31, 2014, based on the probability of achieving the performance goals, there was $23.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted shares/RSUs granted under the 2011 Plan and 2001 Plan. This cost is expected to be recognized over a weighted average period of 2.1 years.

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

The 2004 Fee Plan also provides that each non-employee director will receive, on the day after the annual shareholders meeting, an annual retainer for service as a non-employee director (the “Annual Retainer”). Prior to May 17, 2012, the Annual Retainer was $95,000, of which $50,000 was payable in cash, and the remainder was paid in stock. The annual grant of cash vests in four equal quarterly installments, one-fourth on the day following the annual meeting of shareholders, and an additional one-fourth on each successive third monthly anniversary of the date of grant. The annual grant of shares paid to non-employee directors prior to May 17, 2012 vests in eight equal quarterly installments, one-eighth on the day following the annual meeting of shareholders, and an additional one-eighth on each successive third monthly anniversary of the date of grant. On May 17, 2012, upon the recommendation of the Compensation Committee, the Board adopted the Fifth Amended and Restated Non-Employee Director Fee Plan (the “Amendment”), which increased the common stock component of the Annual Retainer by $30,000, resulting in a total Annual Retainer of $125,000, of which $50,000 is payable in cash and the remainder paid in stock. In addition, the Amendment also changed the vesting period for the annual equity award, from a two-year vesting period, to a one-year vesting period (consisting of four equal quarterly installments, one-fourth on the date of grant and an additional one-fourth on each successive third monthly anniversary of the date of grant). The award lapses with respect to all unpaid cash and unvested shares in the event the non-employee director ceases to be a director of the Company, and any unvested shares and unpaid cash are forfeited.

In addition to the Annual Retainer award, the 2004 Fee Plan also provides for any non-employee Chairman of the Board to receive an additional annual cash award of $100,000, and each non-employee director serving on a committee of the Board to receive an additional annual cash award. The additional annual cash award for the Chairperson of the Audit Committee is $20,000 and Audit Committee members’ are entitled to an annual cash award of $10,000. Prior to May 20, 2011, the annual cash awards for the Chairpersons of the Compensation Committee, Finance Committee and Nominating and Corporate Governance Committee were $12,500 and the members of such committees were entitled to an annual cash award of $7,500. On May 20, 2011, the Board increased the additional annual cash award to the Chairperson of the Compensation Committee to $15,000. All other additional cash awards remained unchanged.

The Board may pay additional cash compensation to any non-employee director for services on behalf of the Board over and above those typically expected of directors, including but not limited to service on a special committee of the Board.

The following table summarizes nonvested common stock share award activity as of March 31, 2014 and for the three months then ended:

Nonvested Common Stock Share Awards	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2014	9	$16.01
Granted	-	$-
Vested	(9)	$16.01
Forfeited or expired	-	$-

Nonvested at March 31, 2014	-	$-

The following table summarizes information regarding common stock share awards granted and vested (in thousands, except per share award amounts):

	Three Months Ended March 31,
	2014	2013
Number of share awards granted	-	-
Weighted average grant-date fair value per share award	$-	$-
Fair value of share awards vested	$150	$219

As of March 31, 2014, there was no unrecognized compensation cost related to nonvested common stock share awards granted since March 2008 under the 2004 Fee Plan.

Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board effective December 17, 1998 and amended on March 29, 2006 and May 23, 2006. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president, executive vice presidents and senior vice presidents and $7,500 per year for vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (see Note 6, Investments Held in Rabbi Trust). As of March 31, 2014 and December 31, 2013, liabilities of $6.9 million and $6.4 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.

Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $1.7 million and $1.6 million at March 31, 2014 and December 31, 2013, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes nonvested common stock activity as of March 31, 2014 and for the three months then ended:

Nonvested Common Stock	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2014	6	$16.89
Granted	5	$19.87
Vested	(4)	$19.53
Forfeited or expired	-	$-

Nonvested at March 31, 2014	7	$17.26

The following table summarizes information regarding shares of common stock granted and vested (in thousands, except per common stock amounts):

	Three Months Ended March 31,
	2014	2013
Number of shares of common stock granted	5	6
Weighted average grant-date fair value per common stock	$19.87	$15.96
Fair value of common stock vested	$101	$104
Cash used to settle the obligation	$21	$953

As of March 31, 2014, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 2.7 years.

Note 16. Segments and Geographic Information

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

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Three Months Ended March 31, 2014:
Revenues	$261,246	$63,183		$324,429
Percentage of revenues	80.5%	19.5%		100.0%

Depreciation, net (2)	$10,140	$1,158		$11,298
Amortization of intangibles	$3,651	$-		$3,651

Income (loss) from operations	$22,647	$2,884	$(11,053)	$14,478
Other income (expense), net			395	395
Income taxes			(4,560)	(4,560)

Net income				$10,313

Total assets as of March 31, 2014	$1,084,443	$1,446,686	$(1,594,458)	$936,671

Three Months Ended March 31, 2013:
Revenues	$255,214	$46,030		$301,244
Percentage of revenues	84.7%	15.3%		100.0%

Depreciation, net (2)	$9,178	$991		$10,169
Amortization of intangibles	$3,759	$-		$3,759

Income (loss) from operations	$19,522	$1,855	$(11,500)	$9,877
Other income (expense), net			(159)	(159)
Income taxes			(3,200)	(3,200)

Net income				$6,518

Total assets as of March 31, 2013	$1,095,705	$709,892	$(885,996)	$919,601

(1)

Other items (including corporate costs, impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the tables above for the three months ended March 31, 2014 and 2013. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

(2)	Depreciation is net of property grant amortization.

Note 17. Other Income (Expense)

Gains and losses resulting from foreign currency transactions are recorded in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations during the period in which they occur. Other income (expense) consists of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Foreign currency transaction gains (losses)	$(128)	$234
Gains (losses) on foreign currency derivative instruments not designated as hedges	723	(525)
Other miscellaneous income (expense)	68	416

	$663	$125

Note 18. Related Party Transactions

In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and Chief Executive Officer and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20 year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.1 million to the landlord during both the three months ended March 31, 2014 and 2013 under the terms of the lease.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

400 North Ashley Drive

Tampa, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of March 31, 2014, and the related condensed consolidated statements of operations and comprehensive income for the three-month periods ended March 31, 2014 and 2013, of changes in shareholders’ equity for the three-month period ended March 31, 2014, and of cash flows for the three-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries as of December 31, 2013, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida

May 6, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and the consolidated financial statements and notes in the Sykes Enterprises, Incorporated (“SYKES,” “our,” “we” or “us”) Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”).

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

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the impact of economic recessions in the U.S. and other parts of the world, (ii) fluctuations in global business conditions and the global economy, (iii) currency fluctuations, (iv) the timing of significant orders for our products and services, (v) variations in the terms and the elements of services offered under our standardized contract including those for future bundled service offerings, (vi) changes in applicable accounting principles or interpretations of such principles, (vii) difficulties or delays in implementing our bundled service offerings, (viii) failure to achieve sales, marketing and other objectives, (ix) construction delays of new or expansion of existing customer contact management centers, (x) delays in our ability to develop new products and services and market acceptance of new products and services, (xi) rapid technological change, (xii) loss or addition of significant clients, (xiii) political and country-specific risks inherent in conducting business abroad, (xiv) our ability to attract and retain key management personnel, (xv) our ability to continue the growth of our support service revenues through additional technical and customer contact management centers, (xvi) our ability to further penetrate into vertically integrated markets, (xvii) our ability to expand our global presence through strategic alliances and selective acquisitions, (xviii) our ability to continue to establish a competitive advantage through sophisticated technological capabilities, (xix) the ultimate outcome of any lawsuits, (xx) our ability to recognize deferred revenue through delivery of products or satisfactory performance of services, (xxi) our dependence on trend toward outsourcing, (xxii) risk of interruption of technical and customer contact management center operations due to such factors as fire, earthquakes, inclement weather and other disasters, power failures, telecommunication failures, unauthorized intrusions, computer viruses and other emergencies, (xxiii) the existence of substantial competition, (xxiv) the early termination of contracts by clients, (xxv) the ability to obtain and maintain grants and other incentives (tax or otherwise), (xxvi) the potential of cost savings/synergies associated with acquisitions not being realized, or not being realized within the anticipated time period, (xxvii) risks related to the integration of the acquisitions and the impairment of any related goodwill, and (xxviii) other risk factors which are identified in our most recent Annual Report on Form 10-K, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Executive Summary

We provide comprehensive customer contact management solutions and services to a wide range of clients including Fortune 1000 companies, medium-sized businesses, and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure and healthcare industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which include customer assistance, healthcare and roadside assistance, technical support and product sales to our clients’ customers. These services, which represented 98% of consolidated revenues during the three months ended March 31, 2014 and 2013, are delivered through multiple communication channels encompassing phone, e-mail, social media, text messaging and chat. We also provide various enterprise support services in the United States (“U.S.”) that include services for our client’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including multilingual sales order processing via the Internet and phone, payment processing, inventory control, product delivery, and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers throughout the United States, Canada, Europe, Latin America, Australia, the Asia Pacific Rim and Africa.

Results of Operations

The following table sets forth, for the periods indicated, the amounts presented in the accompanying Condensed Consolidated Statements of Operations as well as the changes between the respective periods:

	Three Months Ended March 31,
(in thousands)	2014	2013	2014 $ Change
Revenues	$324,429	$301,244	$23,185

Operating expenses:
Direct salaries and related costs	221,625	203,706	17,919
General and administrative	73,377	73,733	(356)
Depreciation, net	11,298	10,169	1,129
Amortization of intangibles	3,651	3,759	(108)

Total operating expenses	309,951	291,367	18,584

Income from operations	14,478	9,877	4,601

Other income (expense):
Interest income	231	224	7
Interest (expense)	(499)	(508)	9
Other income (expense)	663	125	538

Total other income (expense)	395	(159)	554

Income before income taxes	14,873	9,718	5,155
Income taxes	4,560	3,200	1,360

Net income	$10,313	$6,518	$3,795

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues

	Three Months Ended March 31,
	2014		2013
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$261,246	80.5%	$255,214	84.7%	$6,032
EMEA	63,183	19.5%	46,030	15.3%	17,153

Consolidated	$324,429	100.0%	$301,244	100.0%	$23,185

Consolidated revenues increased $23.2 million, or 7.7%, for the three months ended March 31, 2014 from the comparable period in 2013.

The increase in Americas’ revenues was primarily due to higher volumes from existing contracts of $16.1 million and new contract sales of $8.9 million, partially offset by end-of-life client programs of $8.7 million and a negative foreign currency impact of $10.3 million. Revenues from our offshore operations represented 40.5% of Americas’ revenues, compared to 42.5% for the comparable period in 2013. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our continual focus to re-price or replace certain sub-profitable target client programs.

The increase in EMEA’s revenues was primarily due to higher volumes from existing contracts of $14.8 million, new contract sales of $2.1 million and a positive foreign currency impact of $1.3 million, partially offset by end-of-life client programs of $1.0 million.

On a consolidated basis, we had 41,200 brick-and-mortar seats as of March 31, 2014, an increase of 800 seats from the comparable period in 2013. This increase in seats was primarily due to demand growth in EMEA. The capacity utilization rate on a combined basis was 76% compared to 73% in the comparable period in 2013. This increase was primarily due to demand growth in both EMEA and the Americas and capacity rationalization.

On a geographic segment basis, 35,000 seats were located in the Americas, a decrease of 100 seats from the comparable period in 2013, and 6,200 seats were located in EMEA, an increase of 900 seats from the comparable period in 2013. The consolidated offshore seat count as of March 31, 2014 was 22,000, or 53%, of our total seats, a decrease of 900 seats, or 4%, from the comparable period in 2013. Capacity utilization rates as of March 31, 2014 were 74% for the Americas and 85% for EMEA, compared to 72% and 82%, respectively, in the comparable period in 2013, primarily due to demand growth and an on-going capacity rationalization program. We strive to attain an 85% capacity utilization metric at each of our locations.

We plan to add approximately 1,200 seats on a gross basis in 2014. Approximately 600 seats were added during the three months ended March 31, 2014, with the remainder to be added in the second half of 2014. Total seat count on a net basis for the full year, however, is expected to decrease by approximately 1,200 seats as we continue to rationalize excess capacity.

Direct Salaries and Related Costs

	Three Months Ended March 31,
	2014		2013
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$175,534	67.2%	$171,071	67.0%	$4,463	0.2%
EMEA	46,091	72.9%	32,635	70.9%	13,456	2.0%

Consolidated	$221,625	68.3%	$203,706	67.6%	$17,919	0.7%

The increase of $17.9 million in direct salaries and related costs included a positive foreign currency impact of $8.3 million in the Americas and a negative foreign currency impact of $0.9 million in EMEA.

The increase in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher compensation costs of 0.5% driven by the ramp up for new and existing client programs principally in the communications vertical and lower demand within the financial services and healthcare verticals without a commensurate reduction in labor costs, and higher other costs of 0.2%, partially offset by lower auto tow claim costs of 0.5%.

The increase in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher compensation costs of 2.9% driven by the ramp up for new and existing client programs principally in the communications vertical, partially offset by lower fulfillment materials costs of 0.9%.

General and Administrative

	Three Months Ended March 31,
	2014		2013
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$49,274	18.9%	$51,684	20.3%	$(2,410)	-1.4%
EMEA	13,050	20.7%	10,549	22.9%	2,501	-2.2%
Corporate	11,053	-	11,500	-	(447)	-

Consolidated	$73,377	22.6%	$73,733	24.5%	$ (356)	-1.9%

The decrease of $0.4 million in general and administrative expenses included a positive foreign currency impact of $2.1 million in the Americas and a negative foreign currency impact of $0.3 million in EMEA.

The decrease in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to lower facility-related costs of 0.5%, lower legal and professional costs of 0.3%, lower compensation costs of 0.2%, lower other taxes of 0.2% and lower other costs of 0.2%.

The decrease in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to lower facility-related costs of 0.7%, lower compensation costs of 0.6%, lower legal and professional fees of 0.3%, lower travel costs of 0.3%, lower communications costs of 0.2% and lower other costs of 0.1%.

The decrease of $0.4 million in Corporate’s general and administrative expenses was primarily attributable to lower merger and integration costs of $0.5 million, lower consulting costs of $0.3 million, lower compensation costs of $0.2 million and lower other costs of $0.2 million, partially offset by higher facility-related costs of $0.4 million, higher training costs of $0.2 million and higher legal and professional fees of $0.2 million.

Depreciation and Amortization

	Three Months Ended March 31,
	2014		2013
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$10,140	3.9%	$9,178	3.6%	$962	0.3%
EMEA	1,158	1.8%	991	2.2%	167	-0.4%

Consolidated	$11,298	3.5%	$10,169	3.4%	$1,129	0.1%

Amortization of intangibles:
Americas	$3,651	1.4%	$3,759	1.5%	$(108)	-0.1%
EMEA	-	0.0%	-	0.0%	-	0.0%

Consolidated	$3,651	1.1%	$3,759	1.2%	$ (108)	-0.1%

The increase in depreciation was primarily due to net fixed asset additions.

The decrease in amortization was primarily due to certain fully amortized intangible assets.

Other Income (Expense)

	Three Months Ended March 31,
(in thousands)	2014	2013	$ Change
Interest income	$231	$224	$7

Interest (expense)	$(499)	$(508)	$9

Other income (expense):
Foreign currency transaction gains (losses)	$(128)	$234	$(362)
Gains (losses) on foreign currency derivative instruments not designated as hedges	723	(525)	1,248
Other miscellaneous income (expense)	68	416	(348)

Total other income (expense)	$663	$125	$538

Interest income and interest (expense) remained consistent with the comparable period in 2013.

Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in “Accumulated other comprehensive income (loss)” in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Income Taxes

	Three Months Ended March 31,
(in thousands)	2014	2013	$ Change
Income before income taxes	$14,873	$9,718	$5,155
Income taxes	$4,560	$3,200	$1,360

			% Change
Effective tax rate	30.7%	32.9%	-2.2%

The decrease in the effective tax rate in 2014 compared to 2013 is primarily due to the recognition in 2013 of the retroactive tax impact of The American Taxpayer Relief Act of 2012, partially offset by the fluctuations in earnings within the various tax jurisdictions in which we operate.

Client Concentration

Our top ten clients accounted for approximately 46.6% of our consolidated revenues in the three months ended March 31, 2014, up from approximately 45.9% of our consolidated revenues in the three months ended March 31, 2013.

Total revenues from AT&T Corporation, a major provider of communication services for which we provide various customer support services over several distinct lines of AT&T businesses, were as follows (in thousands):

	Three Months Ended March 31,
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Americas	$47,899	14.8%	$34,374	11.4%
EMEA	897	0.2%	893	0.3%

	$48,796	15.0%	$35,267	11.7%

Total revenues from our next largest client, which was in the financial services vertical market in each period, were as follows (in thousands):
	Three Months Ended March 31,
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Next largest client	$18,975	5.8%	$17,210	5.7%

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

Business Outlook

For the three months ended June 30, 2014, we anticipate the following financial results:

—	Revenues in the range of $320.0 million to $325.0 million;
—	Effective tax rate of approximately 25%;
—	Fully diluted share count of approximately 42.8 million;
—	Diluted earnings per share of approximately $0.18 to $0.20; and
—	Capital expenditures in the range of $12.0 million to $14.0 million

For the twelve months ended December 31, 2014, we anticipate the following financial results:

—	Revenues in the range of $1,320.0 million to $1,335.0 million;
—	Effective tax rate of approximately 26%;
—	Fully diluted share count of approximately 42.8 million;
—	Diluted earnings per share of approximately $1.20 to $1.29; and
—	Capital expenditures in the range of $45.0 million to $50.0 million

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

On August 18, 2011, the Board authorized us to purchase up to 5.0 million shares of our outstanding common stock (the “2011 Share Repurchase Program”). A total of 3.5 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

The shares repurchased under our share repurchase programs were as follows (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Range of Prices Paid Per Share		Total Cost of Shares Repurchased
		Low	High
Three Months Ended:
March 31, 2014	130	$19.92	$19.98	$2,605
March 31, 2013	-	$-	$-	$-

During the three months ended March 31, 2014, cash increased $16.2 million from operating activities and $0.2 million from the release of restricted cash. The increase in cash was partially offset by $11.7 million used for capital expenditures, $2.0 million to repay long-term debt, $2.6 million to repurchase common stock and $0.4 million to repurchase common stock for minimum tax withholding on equity awards, resulting in a $1.5 million decrease in available cash (including the unfavorable effects of foreign currency exchange rates on cash of $1.2 million).

Net cash flows provided by operating activities for the three months ended March 31, 2014 were $16.2 million, compared to $12.8 million used by operating activities for the comparable period in 2013. The $29.0 million increase in net cash flows from operating activities was due to a $3.8 million increase in net income, a $5.2 million increase in non-cash reconciling items such as depreciation, amortization, unrealized foreign currency transaction (gains) losses and deferred income taxes and a net increase of $20.0 million in cash flows from assets and liabilities. The $20.0 million increase in cash flows from assets and liabilities was principally a result of a $13.9 million decrease in accounts receivable, a $5.5 million decrease in other assets, a $1.0 million increase in deferred revenue and a $1.0 million increase in other liabilities, partially offset by a $1.4 million decrease in taxes payable. The decrease in accounts receivable was primarily due to the timing of receivables’ billings and collections in the three months ended March 31, 2014 over the comparable period in 2013.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $11.7 million for the three months ended March 31, 2014, compared to $13.1 million for the comparable period in 2013, a decrease of $1.4 million. In 2014, we anticipate capital expenditures in the range of $45.0 million to $50.0 million, primarily for new seat additions, facility upgrades, maintenance and systems infrastructure.

On May 3, 2012, we entered into a $245 million revolving credit facility (the “2012 Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (“KeyBank”). The 2012 Credit Agreement replaced our previous $75 million revolving credit facility dated February 2, 2010, as amended, which agreement was terminated simultaneous with entering into the 2012 Credit Agreement. The 2012 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. At March 31, 2014, we were in compliance with all loan requirements of the 2012 Credit Agreement and had $96.0 million and $98.0 million of outstanding borrowings under this facility as of March 31, 2014 and December 31, 2013, respectively, with an average daily utilization of $96.3 million and $91.2 million for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March

31, 2014 and 2013, the related interest expense, excluding amortization of deferred loan fees, under our credit agreements was $0.3 million and $0.3 million, respectively, which represented a weighted average interest rate of 1.3% and 1.4%, respectively.

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

We are currently under audit in several tax jurisdictions. In April 2012, we received an assessment for the Canadian 2003-2006 audit for which we filed a Notice of Objection in July 2012 and paid a mandatory security deposit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service for this audit cycle. In July and October 2013, we received reassessments for the 2007-2009 audit, which resulted in additional payments. These payments bring the total amount of deposits for both audit cycles, net of fluctuations in the foreign exchange rate, to $16.6 million and $17.3 million as of March 31, 2014 and December 31, 2013, respectively, and are included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets. In December 2013, we filed a Notice of Objection to the 2007-2009 reassessment. Although the outcome of examinations by taxing authorities is always uncertain, we believe we are adequately reserved for these audits and resolution is not expected to have a material impact on our financial condition and results of operations.

As of March 31, 2014, we had $210.5 million in cash and cash equivalents, of which approximately 93.3%, or $196.5 million, was held in international operations and is deemed to be indefinitely reinvested offshore. These funds may be subject to additional taxes if repatriated to the United States, including withholding tax applied by the country of origin and an incremental U.S. income tax, net of allowable foreign tax credits. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions. We do not intend nor currently foresee a need to repatriate these funds. We expect our current domestic cash levels and cash flows from operations to be adequate to meet our domestic anticipated working capital needs, including investment activities such as capital expenditures and debt repayment for the next twelve months and the foreseeable future. However, from time to time, we may borrow funds under our 2012 Credit Agreement as a result of the timing of our working capital needs, including capital expenditures. Additionally, we expect our current foreign cash levels and cash flows from foreign operations to be adequate to meet our foreign anticipated working capital needs, including investment activities such as capital expenditures for the next twelve months and the foreseeable future.

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

Our cash resources could also be affected by various risks and uncertainties, including but not limited to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements and Other

At March 31, 2014, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table summarizes the material changes to our contractual cash obligations as of March 31, 2014, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years	Other
Operating leases (1)	$5,389	$596	$2,945	$1,625	$223	$-
Purchase obligations (2)	4,312	2,394	1,918	-	-	-

	$9,701	$2,990	$4,863	$1,625	$223	$-

(1)	Amounts represent the expected cash payments under our operating leases.
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

Except for the contractual obligations mentioned above, there have not been any material changes to the outstanding contractual obligations from the disclosure in our Annual Report on Form 10-K as of and for the year ended December 31, 2013 filed on February 20, 2014.

Critical Accounting Estimates

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and Form 10-K for the year ended December 31, 2013 filed on February 20, 2014 for a discussion of our critical accounting estimates.

There have been no material changes to our critical accounting estimates in 2014.

New Accounting Standards Not Yet Adopted

In April 2014, the FASB issued ASU 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). The amendments in ASU 2014-08 indicate that only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. Currently, a component of an entity that is a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group is eligible for discontinued operations presentation. The amendments should be applied to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. We do not expect the adoption of ASU 2014-08 to materially impact our financial condition, results of operations and cash flows.

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

In order to hedge a portion of our anticipated cash flow requirements denominated in PHP, CRC, HUF and RON we had outstanding forward contracts and options as of March 31, 2014 with counterparties through December 2014 with notional amounts totaling $155.7 million. As of March 31, 2014, we had net total derivative liabilities associated with these contracts with a fair value of $4.6 million, which will settle within the next 9 months. If the USD was to weaken against the PHP and CRC and the EUR was to weaken against the HUF and RON by 10% from current period-end levels, we would incur a loss of approximately $13.4 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We entered into forward exchange contracts with notional amounts totaling $41.0 million to hedge net investments in our foreign operations. The purpose of these derivative instruments is to protect against the risk that the net assets of certain foreign subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to our foreign currency-based investments in these subsidiaries. As of March 31, 2014, the fair value of these derivatives was a net liability of $1.7 million. The potential loss in fair value at March 31, 2014, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $4.3 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We also entered into forward exchange contracts with notional amounts totaling $43.6 million that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of March 31, 2014, the fair value of these derivatives was a net liability of less than $0.1 million. The potential loss in fair value at March 31, 2014, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $6.1 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of March 31, 2014, we had $96.0 million in borrowings outstanding under the revolving credit facility. Based on our level of variable rate debt outstanding during the three months ended March 31, 2014, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had an impact of $0.2 million on our results of operations.

We have not historically used derivative instruments to manage exposure to changes in interest rates.

Fluctuations in Quarterly Results

For the year ended December 31, 2013, quarterly revenues as a percentage of total consolidated annual revenues were approximately 24%, 24%, 25% and 27%, respectively, for each of the respective quarters of the year. We have experienced and anticipate that in the future we will experience variations in quarterly revenues. The variations are due to the timing of new contracts and renewal of existing contracts, the timing and frequency of client spending for customer contact management services, non-U.S. currency fluctuations, and the seasonal pattern of customer contact management support and fulfillment services.

Item 4.  Controls and Procedures

As of March 31, 2014, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors

For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 20, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock repurchases for the three months ended March 31, 2014 (in thousands, except average price per share). See Note 12, Earnings Per Share, of “Notes to Condensed Consolidated Financial Statements” for information regarding our stock repurchase program.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs

January 1, 2014 - January 31, 2014	-	$-	-	1,629
February 1, 2014 - February 28, 2014	130	$19.96	130	1,499
March 1, 2014 - March 31, 2014	-	$-	-	1,499

Total	130		130	1,499

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

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: May 6, 2014	By: /s/ John Chapman
John Chapman Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number
15	Awareness letter.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document