Form 10-Q
period 2014-06-30
SYKES ENTERPRISES INC
filed 2014-08-05
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Yes  ☐                 No  ☒

As of July 30, 2014, there were 43,786,852 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	June 30, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$204,498	$211,985
Receivables, net	283,547	264,916
Prepaid expenses	18,540	15,710
Other current assets	24,213	20,672

Total current assets	530,798	513,283
Property and equipment, net	115,374	117,549
Goodwill, net	198,518	199,802
Intangibles, net	68,707	76,055
Deferred charges and other assets	32,552	43,572

	$945,949	$950,261

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$24,354	$25,540
Accrued employee compensation and benefits	83,408	81,064
Current deferred income tax liabilities	194	84
Income taxes payable	2,982	1,274
Deferred revenue	35,796	35,025
Other accrued expenses and current liabilities	29,450	30,393

Total current liabilities	176,184	173,380
Deferred grants	5,867	6,637
Long-term debt	79,000	98,000
Long-term income tax liabilities	20,919	24,647
Other long-term liabilities	11,639	11,893

Total liabilities	293,609	314,557

Commitments and loss contingency (Note 13)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value, 200,000 shares authorized; 43,802 and 43,997 shares issued, respectively	438	440
Additional paid-in capital	279,649	279,513
Retained earnings	366,674	349,366
Accumulated other comprehensive income (loss)	7,349	7,997
Treasury stock at cost: 130 and 122 shares, respectively	(1,770)	(1,612)

Total shareholders’ equity	652,340	635,704

	$945,949	$950,261

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013

Revenues	$320,498	$304,735	$644,927	$605,979

Operating expenses:
Direct salaries and related costs	221,085	210,141	442,710	413,847
General and administrative	74,005	75,247	147,382	148,980
Depreciation, net	11,322	10,017	22,620	20,186
Amortization of intangibles	3,659	3,713	7,310	7,472

Total operating expenses	310,071	299,118	620,022	590,485

Income from operations	10,427	5,617	24,905	15,494

Other income (expense):
Interest income	237	208	468	432
Interest (expense)	(552)	(578)	(1,051)	(1,086)
Other income (expense)	(399)	(339)	264	(214)

Total other income (expense)	(714)	(709)	(319)	(868)

Income before income taxes	9,713	4,908	24,586	14,626
Income taxes	1,376	(688)	5,936	2,512

Net income	$8,337	$5,596	$18,650	$12,114

Net income per common share:
Basic	$0.20	$0.13	$0.44	$0.28

Diluted	$0.19	$0.13	$0.44	$0.28

Weighted average common shares outstanding:
Basic	42,711	42,936	42,726	42,992
Diluted	42,810	42,954	42,845	43,011

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Net income	$8,337	$5,596	$18,650	$12,114

Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss), net of taxes	3,480	(4,377)	(2,079)	(10,105)
Unrealized gain (loss) on net investment hedge, net of taxes	70	(259)	105	23
Unrealized actuarial gain (loss) related to pension liability, net of taxes	42	(88)	21	(96)
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	4,029	(4,197)	1,287	(2,178)
Unrealized gain (loss) on postretirement obligation, net of taxes	12	(46)	18	(89)

Other comprehensive income (loss), net of taxes	7,633	(8,967)	(648)	(12,445)

Comprehensive income (loss)	$15,970	$(3,371)	$18,002	$(331)

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Six Months Ended June 30, 2014

(Unaudited)

	Common Stock				Accumulated Other

(in thousands)	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2013	43,997	$440	$279,513	$349,366	$7,997	$(1,612)	$635,704
Stock-based compensation expense	-	-	1,691	-	-	-	1,691
Excess tax benefit (deficiency) from stock-based compensation	-	-	(30)	-	-	-	(30)
Net vesting (forfeitures) of common stock and restricted stock under equity award plans	(65)	(1)	(263)	-	-	(158)	(422)
Repurchase of common stock	-	-	-	-	-	(2,605)	(2,605)
Retirement of treasury stock	(130)	(1)	(1,262)	(1,342)	-	2,605	-
Comprehensive income (loss)	-	-	-	18,650	(648)	-	18,002

Balance at June 30, 2014	43,802	$438	$279,649	$366,674	$7,349	$(1,770)	$652,340

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$18,650	$12,114
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	23,090	20,759
Amortization of intangibles	7,310	7,472
Amortization of deferred grants	(829)	(573)
Unrealized foreign currency transaction (gains) losses, net	(449)	3,400
Stock-based compensation expense	1,691	2,190
Deferred income tax provision (benefit)	2,619	(2,702)
Net (gain) loss on disposal of property and equipment	59	(17)
Bad debt expense (reversals)	(389)	276
Unrealized (gains) losses on financial instruments, net	2,503	785
Amortization of deferred loan fees	130	130
Other	(360)	46

Changes in assets and liabilities:
Receivables	(13,322)	(37,780)
Prepaid expenses	(2,754)	(8,703)
Other current assets	(5,542)	(1,712)
Deferred charges and other assets	7,852	541
Accounts payable	2,481	(3,830)
Income taxes receivable / payable	(3,536)	(2,251)
Accrued employee compensation and benefits	2,789	82
Other accrued expenses and current liabilities	(176)	1,630
Deferred revenue	780	2,632
Other long-term liabilities	(3,255)	(142)

Net cash provided by (used for) operating activities	39,342	(5,653)

Cash flows from investing activities:
Capital expenditures	(24,236)	(26,061)
Proceeds from sale of property and equipment	81	93
Investment in restricted cash	(3)	(11)
Release of restricted cash	168	-

Net cash (used for) investing activities	(23,990)	(25,979)

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Six Months Ended June 30,
(in thousands)	2014	2013
Cash flows from financing activities:
Payments of long-term debt	(19,000)	(10,000)
Proceeds from issuance of long-term debt	-	32,000
Proceeds from issuance of common stock	-	59
Cash paid for repurchase of common stock	(2,605)	(4,294)
Proceeds from grants	107	104
Shares repurchased for minimum tax withholding on equity awards	(422)	(93)

Net cash provided by (used for) financing activities	(21,920)	17,776

Effects of exchange rates on cash and cash equivalents	(919)	(6,054)

Net increase (decrease) in cash and cash equivalents	(7,487)	(19,910)

Cash and cash equivalents – beginning	211,985	187,322

Cash and cash equivalents – ending	$204,498	$167,412

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$904	$1,030
Cash paid during period for income taxes	$9,341	$8,481

Non-cash transactions:
Property and equipment additions in accounts payable	$2,804	$4,519
Unrealized gain (loss) on postretirement obligation in accumulated other comprehensive income (loss)	$18	$(89)

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2014 and 2013

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2014. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”) on February 20, 2014.

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

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The amendments in ASU 2014-09 outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and indicate that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact that the adoption of ASU 2014-09 may have on its financial condition, results of operations and cash flows.

In June 2014, the FASB issued ASU 2014-12 “Compensation – Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2014-12 to materially impact its financial condition, results of operations and cash flows.

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

In July 2013, the FASB issued ASU 2013-11 “Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The amendments in ASU 2013-11 indicate that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU 2013-11 on January 1, 2014 resulted in a $3.1 million reclassification of a portion of the Company’s unrecognized tax benefits from “Long-term income tax liabilities” to “Deferred charges and other assets.” See Note 11, Income Taxes, for further information.

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

The major costs incurred as a result of these actions are program transfer costs, facility-related costs (primarily consisting of those costs associated with the real estate leases), and impairments of long-lived assets (primarily leasehold improvements and equipment) estimated at $1.9 million as of June 30, 2014 ($1.9 million at December 31, 2013). The Company recorded $0.5 million of the costs associated with these actions as non-cash impairment charges, while approximately $1.4 million represents cash expenditures for program transfer and facility-related costs, including obligations under the leases, the last of which ends in February 2017. The Company has paid $0.9 million in cash through June 30, 2014 under the Fourth Quarter 2011 Exit Plan in the Americas.

The following tables summarize the accrued liability associated with the Americas Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges for the three months ended June 30, 2014 and 2013 (in thousands):

	Beginning Accrual at April 1, 2014	Charges (Reversals) for the Three Months Ended June 30, 2014	Cash Payments	Other Non-Cash Changes	Ending Accrual at June 30, 2014
Lease obligations and facility exit costs	$469	$-	$(41)	$-	$428

	Beginning Accrual at April 1, 2013	Charges (Reversals) for the Three Months Ended June 30, 2013	Cash Payments	Other Non-Cash Changes	Ending Accrual at June 30, 2013
Lease obligations and facility exit costs	$647	$-	$(41)	$-	$606

The following tables summarize the accrued liability associated with the Americas Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges for the six months ended June 30, 2014 and 2013 (in thousands):

	Beginning Accrual at January 1, 2014	Charges (Reversals) for the Six Months Ended June 30, 2014	Cash Payments	Other Non-Cash Changes	Ending Accrual at June 30, 2014
Lease obligations and facility exit costs	$512	$-	$(84)	$-	$428

	Beginning Accrual at January 1, 2013	Charges (Reversals) for the Six Months Ended June 30, 2013	Cash Payments	Other Non-Cash Changes	Ending Accrual at June 30, 2013
Lease obligations and facility exit costs	$682	$-	$(76)	$-	$606

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

The major costs incurred as a result of these actions are facility-related costs (primarily consisting of those costs associated with the real estate leases), impairments of long-lived assets (primarily leasehold improvements and equipment) and severance-related costs estimated at $6.7 million as of June 30, 2014 ($6.7 million as of December 31, 2013). The Company recorded $0.5 million of the costs associated with these actions as non-cash impairment charges, while approximately $6.2 million represents cash expenditures for severance and related costs and facility-related costs, primarily rent obligations to be paid through the remainder of the noncancelable term of the leases, the last of which ended in March 2013. The Company has paid $5.9 million in cash through June 30, 2014 under the Fourth Quarter 2011 Exit Plan in EMEA.

The following tables summarize the accrued liability associated with EMEA’s Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges for the three months ended June 30, 2014 and 2013 (in thousands):

	Beginning Accrual at April 1, 2014	Charges (Reversals) for the Three Months Ended June 30, 2014	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at June 30, 2014
Severance and related costs	$132	$-	$-	$(1)	$131
Legal-related costs	-	-	-	-	-

	$132	$-	$-	$(1)	$131

	Beginning Accrual at April 1, 2013	Charges (Reversals) for the Three Months Ended June 30, 2013 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at June 30, 2013
Severance and related costs	$182	$-	$-	$2	$184
Legal-related costs	5	3	(3)	-	5

	$187	$3	$(3)	$2	$189

(1)

During 2013, the Company recorded additional severance and related costs and legal-related costs, which are recorded in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

(2)	Effect of foreign currency translation.

The following tables summarize the accrued liability associated with EMEA’s Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges for the six months ended June 30, 2014 and 2013 (in thousands):

	Beginning Accrual at January 1, 2014	Charges (Reversals) for the Six Months Ended June 30, 2014	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at June 30, 2014
Severance and related costs	$131	$-	$-	$-	$131
Legal-related costs	-	-	-	-	-

	$131	$-	$-	$-	$131

	Beginning Accrual at January 1, 2013	Charges (Reversals) for the Six Months Ended June 30, 2013 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at June 30, 2013
Severance and related costs	$187	$6	$(7)	$(2)	$184
Legal-related costs	10	4	(10)	1	5

	$197	$10	$(17)	$(1)	$189

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

The major costs incurred as a result of these actions were facility-related costs (primarily consisting of those costs associated with the real estate leases), impairments of long-lived assets (primarily leasehold improvements and equipment) and severance-related costs totaling $2.3 million as of June 30, 2014 ($2.5 million as of December 31, 2013). The Company recorded $0.2 million of the costs associated with these actions as non-cash impairment charges, while approximately $1.9 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ended in March 2014, and $0.2 million represents cash expenditures for severance-related costs. The Fourth Quarter 2010 Exit Plan was settled during the three months ended June 30, 2014. The Company paid $2.0 million in cash through June 30, 2014 under the Fourth Quarter 2010 Exit Plan.

The following tables summarize the accrued liability associated with the Fourth Quarter 2010 Exit Plan’s exit or disposal activities and related charges during the three months ended June 30, 2014 and 2013 (in thousands):

	Beginning Accrual at April 1, 2014	Charges (Reversals) for the Three Months Ended June 30, 2014 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at June 30, 2014
Lease obligations and facility exit costs	$433	$(185)	$(242)	$(6)	$-

	Beginning Accrual at April 1, 2013	Charges (Reversals) for the Three Months Ended June 30, 2013	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at June 30, 2013
Lease obligations and facility exit costs	$449	$-	$(100)	$7	$356

(1)

During 2014, the Company reversed accruals related to the final settlement of lease obligations and facility exit costs related to the Ireland site, which reduced “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

(2)	Effect of foreign currency translation.

The following tables summarize the accrued liability associated with the Fourth Quarter 2010 Exit Plan’s exit or disposal activities and related charges during the six months ended June 30, 2014 and 2013 (in thousands):

	Beginning Accrual at January 1, 2014	Charges (Reversals) for the Six Months Ended June 30, 2014 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at June 30, 2014
Lease obligations and facility exit costs	$538	$(185)	$(348)	$(5)	$-

	Beginning Accrual at January 1, 2013	Charges (Reversals) for the Six Months Ended June 30, 2013	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at June 30, 2013
Lease obligations and facility exit costs	$539	$-	$(180)	$(3)	$356

(1)

During 2014, the Company reversed accruals related to the final settlement of lease obligations and facility exit costs related to the Ireland site, which reduced “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

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

The major costs incurred as a result of these actions were impairments of long-lived assets (primarily leasehold improvements) and facility-related costs (primarily consisting of those costs associated with the real estate leases) estimated at $10.5 million as of June 30, 2014 ($10.5 million as of December 31, 2013), all of which are in the Americas segment. The Company recorded $3.8 million of the costs associated with these actions as non-cash impairment charges, while approximately $6.7 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ends in February 2017. The Company has paid $5.2 million in cash through June 30, 2014 under the Third Quarter 2010 Exit Plan.

The following tables summarize the accrued liability associated with the Third Quarter 2010 Exit Plan’s exit or disposal activities and related charges for the three months ended June 30, 2014 and 2013 (in thousands):

	Beginning Accrual at April 1, 2014	Charges (Reversals) for the Three Months Ended June 30, 2014	Cash Payments	Other Non-Cash Changes	Ending Accrual at June 30, 2014
Lease obligations and facility exit costs	$1,697	$-	$(145)	$-	$1,552

	Beginning Accrual at April 1, 2013	Charges (Reversals) for the Three Months Ended June 30, 2013	Cash Payments	Other Non-Cash Changes	Ending Accrual at June 30, 2013
Lease obligations and facility exit costs	$2,328	$-	$(163)	$-	$2,165

The following tables summarize the accrued liability associated with the Third Quarter 2010 Exit Plan’s exit or disposal activities and related charges for the six months ended June 30, 2014 and 2013 (in thousands):

	Beginning Accrual at January 1, 2014	Charges (Reversals) for the Six Months Ended June 30, 2014	Cash Payments	Other Non-Cash Changes	Ending Accrual at June 30, 2014
Lease obligations and facility exit costs	$1,793	$-	$(241)	$-	$1,552

	Beginning Accrual at January 1, 2013	Charges (Reversals) for the Six Months Ended June 30, 2013	Cash Payments	Other Non-Cash Changes (1)	Ending Accrual at June 30, 2013
Lease obligations and facility exit costs	$2,551	$-	$(385)	$(1)	$2,165

(1)	Effect of foreign currency translation.

Restructuring Liability Classification

The following table summarizes the Company’s short-term and long-term accrued liabilities associated with its exit and disposal activities, by plan, as of June 30, 2014 and December 31, 2013 (in thousands):

	Americas Fourth Quarter 2011 Exit Plan	EMEA Fourth Quarter 2011 Exit Plan	Fourth Quarter 2010 Exit Plan	Third Quarter 2010 Exit Plan	Total
June 30, 2014
Short-term accrued restructuring liability (1)	$138	$131	$-	$507	$776
Long-term accrued restructuring liability (2)	290	-	-	1,045	1,335

Ending accrual at June 30, 2014	$428	$131	$-	$1,552	$2,111

December 31, 2013
Short-term accrued restructuring liability (1)	$136	$131	$538	$440	$1,245
Long-term accrued restructuring liability (2)	376	-	-	1,353	1,729

Ending accrual at December 31, 2013	$512	$131	$538	$1,793	$2,974

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following (in thousands):

		Fair Value Measurements at June 30, 2014 Using:
		Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		June 30, 2014	Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents”	(1)	$81,145	$81,145	$-	$-
Money market funds and open-end mutual funds in “Deferred charges and other assets”	(1)	11	11	-	-
Foreign currency forward and option contracts	(2)	1,562	-	1,562	-
Equity investments held in a rabbi trust for the Deferred Compensation Plan	(3)	6,015	6,015	-	-
Debt investments held in a rabbi trust for the Deferred Compensation Plan	(3)	1,390	1,390	-	-
Guaranteed investment certificates (4)		79	-	79	-

		$90,202	$88,561	$1,641	$-

Liabilities:
Long-term debt	(5)	$79,000	$-	$79,000	$-
Foreign currency forward and option contracts	(6)	5,295	-	5,295	-

		$84,295	$-	$84,295	$-

		Fair Value Measurements at December 31, 2013 Using:
		Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		December 31, 2013	Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents”	(1)	$50,627	$50,627	$-	$-
Money market funds and open-end mutual funds in “Deferred charges and other assets”	(1)	11	11	-	-
Foreign currency forward and option contracts	(2)	2,240	-	2,240	-
Equity investments held in a rabbi trust for the Deferred Compensation Plan	(3)	5,251	5,251	-	-
Debt investments held in a rabbi trust for the Deferred Compensation Plan	(3)	1,170	1,170	-	-
Guaranteed investment certificates	(4)	80	-	80	-

		$59,379	$57,059	$2,320	$-

Liabilities:
Long-term debt	(5)	$98,000	$-	$98,000	$-
Foreign currency forward and option contracts	(6)	5,063	-	5,063	-

		$103,063	$-	$103,063	$-

(1)	In the accompanying Condensed Consolidated Balance Sheet.
(2)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 5, Financial Derivatives.
(3)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 6, Investments Held in Rabbi Trust.
(4)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.
(5)	The carrying value of long-term debt approximates its estimated fair value as it re-prices at varying interest rates. See Note 9, Borrowings.
(6)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet. See Note 5, Financial Derivatives.

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs, like those associated with acquired businesses, including goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired. The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at June 30, 2014 and December 31, 2013.

Note 4.   Intangible Assets

The following table presents the Company’s purchased intangible assets as of June 30, 2014 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$102,771	$(42,273)	$60,498	8
Trade name	11,600	(3,466)	8,134	8
Non-compete agreements	1,219	(1,174)	45	2
Proprietary software	850	(850)	-	2
Favorable lease agreement	449	(419)	30	2

	$116,889	$(48,182)	$68,707	8

The following table presents the Company’s purchased intangible assets as of December 31, 2013 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$102,774	$(35,873)	$66,901	8
Trade name	11,600	(2,803)	8,797	8
Non-compete agreements	1,220	(1,009)	211	2
Proprietary software	850	(847)	3	2
Favorable lease agreement	449	(306)	143	2

	$116,893	$(40,838)	$76,055	8

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to June 30, 2014, is as follows (in thousands):

Years Ending December 31,	Amount

2014 (remaining six months)	$7,187
2015	14,140
2016	14,140
2017	14,140
2018	7,639
2019	7,019
2020 and thereafter	4,442

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

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	June 30, 2014	December 31, 2013

Deferred gains (losses) in AOCI	$(1,205)	$(2,704)
Tax on deferred gains (losses) in AOCI	(43)	169

Deferred gains (losses) in AOCI, net of taxes	$(1,248)	$(2,535)

Deferred gains (losses) expected to be reclassified to “Revenues” from AOCI during the next twelve months	$(1,205)

Deferred gains (losses) and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the forward contracts and options.

Net Investment Hedge – During the six months ended June 30, 2014 and 2013, the Company entered into foreign exchange forward contracts to hedge its net investment in a foreign operation, as defined under ASC 815. The purpose of these derivative instruments is to protect the Company’s interests against the risk that the net assets of certain foreign subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to the Company’s foreign currency-based investments in these subsidiaries.

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

The Company had the following outstanding foreign currency forward contracts and options (in thousands):

	As of June 30, 2014		As of December 31, 2013
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges: (1)
Options:
Philippine Pesos	$69,500	June 2015	$59,000	December 2014

Forwards:
Philippine Pesos	2,500	July 2014	63,300	July 2014
Costa Rican Colones	39,900	May 2015	41,600	October 2014
Hungarian Forints	1,847	December 2014	550	January 2014
Romanian Leis	4,376	December 2014	619	January 2014

Net investment hedges: (2)
Forwards:
Euros	51,028	September 2014	32,657	September 2014

Non-designated hedges: (3)
Forwards	63,897	December 2014	59,207	June 2014

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

As of June 30, 2014, the maximum amount of loss due to credit risk that the Company would incur if parties to the financial instruments that make up the concentration failed to perform according to the terms of the contracts was $1.6 million, based on the gross fair value of the financial instruments.

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Derivative Assets
	June 30, 2014	December 31, 2013
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (1)	$1,342	$862

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts (1)	154	-

	1,496	862

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (1)	66	1,378

Total derivative assets	$1,562	$2,240

	Derivative Liabilities
	June 30, 2014	December 31, 2013
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (2)	$1,867	$2,997

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts (2)	1,712	1,720

	3,579	4,717
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (2)	1,716	346

Total derivative liabilities	$5,295	$5,063

(1)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The following tables present the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the three months ended June 30, 2014 and 2013 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From Accumulated AOCI Into “Revenues” (Effective Portion)		Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion)
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$2,475	$(4,461)	$(1,755)	$68	$(1)	$(37)

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	108	(397)	-	-	-	-

Foreign currency forward and option contracts	$2,583	$(4,858)	$(1,755)	$68	$(1)	$(37)

	Gain (Loss) Recognized in “Other income and (expense)” on Derivatives
	June 30,
	2014	2013
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	$(1,331)	$2,755

The following tables present the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the six months ended June 30, 2014 and 2013 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From Accumulated AOCI Into “Revenues” (Effective Portion)		Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion)
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$(2,543)	$(1,744)	$(4,129)	$799	$(4)	$(25)

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	162	36	-	-	-	-

Foreign currency forward and option contracts	$(2,381)	$(1,708)	$(4,129)	$799	$(4)	$(25)

	Gain (Loss) Recognized in “Other income and (expense)” on Derivatives
	June 30,
	2014	2013
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	$(608)	$2,230

Note 6.   Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	June 30, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$5,435	$7,405	$4,749	$6,421

The mutual funds held in the rabbi trusts were 81% equity-based and 19% debt-based as of June 30, 2014. Net investment income (losses), included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross realized gains from sale of trading securities	$-	$16	$3	$112
Gross realized (losses) from sale of trading securities	-	(5)	-	(8)
Dividend and interest income	9	8	18	18
Net unrealized holding gains (losses)	204	1	279	196

Net investment income (losses)	$213	$20	$300	$318

Note 7.   Deferred Revenue

The components of deferred revenue consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Future service	$26,133	$25,102
Estimated potential penalties and holdbacks	9,663	9,923

	$35,796	$35,025

Note 8.   Deferred Grants

The components of deferred grants, net of accumulated amortization, consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Property grants	$5,867	$6,643
Employment grants	180	146

Total deferred grants	6,047	6,789
Less: Property grants – short-term (1)	-	(6)
Less: Employment grants – short-term (1)	(180)	(146)

Total long-term deferred grants (2)	$5,867	$6,637

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

Borrowings consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Revolving credit facility	$79,000	$98,000
Less: Current portion	-	-

Total long-term debt	$79,000	$98,000

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

The 2012 Credit Agreement had $79.0 million of outstanding borrowings as of June 30, 2014, with an average daily utilization of $90.2 million and $105.8 million during the three months ended June 30, 2014 and 2013, respectively, and $93.3 million and $98.5 million during the six months ended June 30, 2014 and 2013, respectively. During the three months ended June 30, 2014 and 2013, the related interest expense, excluding amortization of deferred loan fees, under our credit agreements was $0.3 million and $0.4 million, respectively, which represented weighted average interest rates of 1.3% and 1.5%, respectively. During the six months ended June 30, 2014 and 2013, the related interest expense, excluding amortization of deferred loan fees, under our credit agreements was $0.6 million and $0.7 million, respectively, which represented weighted average interest rates of 1.3% and 1.5%, respectively.

Note 10.   Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220 “Comprehensive Income” (“ASC 220”). ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedge	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Gain (Loss) on Post Retirement Obligation	Total
Balance at January 1, 2013	$16,083	$(2,565)	$1,413	$(570)	$495	$14,856
Pre-tax amount	(3,465)	(1,720)	(136)	(2,704)	(127)	(8,152)
Tax (provision) benefit	-	602	16	449	-	1,067
Reclassification of (gain) loss to net income	-	-	(41)	321	(54)	226
Foreign currency translation	133	-	(102)	(31)	-	-

Balance at December 31, 2013	12,751	(3,683)	1,150	(2,535)	314	7,997
Pre-tax amount	(2,144)	162	26	(2,547)	41	(4,462)
Tax (provision) benefit	-	(57)	-	(101)	-	(158)
Reclassification of (gain) loss to net income	-	-	(25)	4,020	(23)	3,972
Foreign currency translation	65	-	20	(85)	-	-

Balance at June 30, 2014	$10,672	$(3,578)	$1,171	$(1,248)	$332	$7,349

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Statements of Operations Location
	2014	2013	2014	2013
Actuarial Gain (Loss) Related to Pension Liability: (1)
Pre-tax amount	$13	$19	$25	$29	Direct salaries and related costs
Tax (provision) benefit	-	-	-	-	Income taxes

Reclassification to net income	13	19	25	29

Gain (Loss) on Cash Flow Hedging Instruments: (2)
Pre-tax amount	(1,756)	31	(4,133)	774	Revenues
Tax (provision) benefit	17	54	113	(12)	Income taxes

Reclassification to net income	(1,739)	85	(4,020)	762

Gain (Loss) on Post Retirement Obligation: (1)
Pre-tax amount	12	14	23	30	General and administrative
Tax (provision) benefit	-	-	-	-	Income taxes

Reclassification to net income	12	14	23	30

Total reclassification of gain (loss) to net income	$(1,714)	$118	$(3,972)	$821

(1)	See Note 14, Defined Benefit Pension Plan and Postretirement Benefits, for further information.
(2)	See Note 5, Financial Derivatives, for further information.

Except as discussed in Note 11, Income Taxes, earnings associated with the Company’s investments in its foreign subsidiaries are considered to be indefinitely reinvested and no provision for income taxes on those earnings or translation adjustments have been provided.

Note 11.   Income Taxes

The Company’s effective tax rate was 14.2% and (14.0)% for the three months ended June 30, 2014 and 2013, respectively. The increase in the effective tax rate is primarily due to several factors, including fluctuations in earnings among the various jurisdictions in which the Company operates, none of which are individually material. The difference between the Company’s effective tax rate of 14.2% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the recognition of tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions, changes in unrecognized tax positions and tax credits, partially offset by the tax impact of permanent differences, adjustments of valuation allowances and foreign withholding taxes.

The Company’s effective tax rate was 24.1% and 17.2% for the six months ended June 30, 2014 and 2013, respectively. The increase in the effective tax rate is primarily due to several factors, including fluctuations in earnings among the various jurisdictions in which the Company operates, none of which are individually material. This increase was partially offset by the recognition in 2013 of the retroactive tax impact of The American Taxpayer Relief Act of 2012. The difference between the Company’s effective tax rate of 24.1% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the recognition of tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions, changes in unrecognized tax positions and tax credits, partially offset by the tax impact of permanent differences, adjustments of valuation allowances and foreign withholding taxes.

The Company has accrued $15.0 million as of June 30, 2014 and December 31, 2013, excluding penalties and interest, for the liability for unrecognized tax benefits. As of June 30, 2014, $4.0 million of unrecognized tax benefits have been recorded to “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet in accordance with ASU 2013-11. The remaining $11.0 million of the unrecognized tax benefits at June 30, 2014 and the $15.0 million at December 31, 2013 are recorded in “Long-term income tax liabilities” in the accompanying Condensed Consolidated Balance Sheets.

Earnings associated with the investments in the Company’s foreign subsidiaries are considered to be indefinitely reinvested outside of the U.S. Therefore, a U.S. provision for income taxes on those earnings or translation adjustments has not been recorded, as permitted by criterion outlined in ASC 740 “Income Taxes.” Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration is not practicable due to the inherent complexity of the multi-national tax environment in which the Company operates.

In 2013, the Company executed offshore cash movements to take advantage of The American Taxpayer Relief Act of 2012 (the “Act”) passed on January 2, 2013, with retroactive application to January 1, 2012. This Act, which extended the tax provisions of the Internal Revenue Code Section 954(c)(6) through the end of 2013, permitted continued tax deferral on such movements which would otherwise be taxable immediately in the U.S. While the 2013 cash movements related to this law change are not taxable in the U.S., related foreign withholding taxes of $2.4 million were included in the provision for income taxes in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2013.

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

The Company is currently under audit in several tax jurisdictions. The Company has received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and the Company paid mandatory security deposits to Canada as part of this process. The total amount of deposits, net of fluctuations in the foreign exchange rate, are $17.2 million and $17.3 million as of June 30, 2014 and December 31, 2013, respectively, and are included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets. Although the outcome of examinations by taxing authorities is always uncertain, the Company believes it is adequately reserved for these audits and resolution is not expected to have a material impact on its financial condition and results of operations.

The significant tax jurisdictions currently under audit are as follows:

Tax Jurisdiction	Tax Year Ended

Canada	2003 to 2009
Philippines	2009 and 2010
United States	2011 and 2012

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

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Basic:
Weighted average common shares outstanding	42,711	42,936	42,726	42,992
Diluted:
Dilutive effect of stock options, stock appreciation rights, restricted stock, restricted stock units and shares held in a rabbi trust	99	18	119	19

Total weighted average diluted shares outstanding	42,810	42,954	42,845	43,011

Anti-dilutive shares excluded from the diluted earnings per share calculation	49	7	70	4

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

The shares repurchased under the Company’s share repurchase programs were as follows (in thousands, except per share amounts):

	Total Number of Shares	Range of Prices Paid Per Share		Total Cost of Shares
	Repurchased	Low	High	Repurchased
Three Months Ended:
June 30, 2014	-	$-	$-	$-
June 30, 2013	272	$15.61	$16.00	$4,294
Six Months Ended:
June 30, 2014	130	$19.92	$19.98	$2,605
June 30, 2013	272	$15.61	$16.00	$4,294

Note 13.   Commitments and Loss Contingency

Commitments

During the six months ended June 30, 2014, the Company entered into several leases in the ordinary course of business. The following is a schedule of future minimum rental payments required under operating leases that have noncancelable lease terms as of June 30, 2014 (in thousands):

Amount
2014 (remaining six months)	$928
2015	3,630
2016	3,260
2017	2,501
2018	2,330
2019	1,969
2020 and thereafter	4,907

Total minimum payments required	$19,525

During the six months ended June 30, 2014, the Company entered into agreements with third-party vendors in the ordinary course of business whereby the Company committed to purchase goods and services used in its normal operations. These agreements, which are not cancelable, generally range from one to five year periods and contain fixed or minimum annual commitments. Certain of these agreements allow for renegotiation of the minimum annual commitments based on certain conditions. The following is a schedule of the future minimum purchases remaining under the agreements as of June 30, 2014 (in thousands):

Amount
2014 (remaining six months)	$7,850
2015	12,014
2016	10,391
2017	4,345
2018	-
2019	-
2020 and thereafter	-

Total minimum payments required	$34,600

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

Note 14.   Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The following table provides information about the net periodic benefit cost for the Company’s pension plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$101	$87	$201	$175
Interest cost	31	29	61	58
Recognized actuarial (gains)	(13)	(14)	(25)	(29)

Net periodic benefit cost	$119	$102	$237	$204

Employee Retirement Savings Plans

The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matches 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company’s contributions included in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
401(k) plan contributions	$221	$245	$480	$478

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

	June 30, 2014	December 31, 2013
Postretirement benefit obligation	$62	$81
Unrealized gains (losses) in AOCI (1)	$332	$314

(1)	Unrealized gains (losses) are due to changes in discount rates related to the postretirement obligation.

Note 15.   Stock-Based Compensation

The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. The following table summarizes the stock-based compensation expense (primarily in the Americas), income tax benefits related to the stock-based compensation and excess tax benefits (deficiencies) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock-based compensation (expense) (1)	$(937)	$(1,526)	$(1,691)	$(2,190)
Income tax benefit (2)	328	535	592	767
Excess tax benefit (deficiency) from stock-based compensation (3)	(84)	-	(30)	(34)

(1)	Included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.
(2)	Included in “Income taxes” in the accompanying Condensed Consolidated Statements of Operations.
(3)	Included in “Additional paid-in capital” in the accompanying Condensed Consolidated Statements of Changes in Shareholders’ Equity.

There were no capitalized stock-based compensation costs as of June 30, 2014 and December 31, 2013.

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

The following table summarizes the assumptions used to estimate the fair value of SARs granted:

	Six Months Ended June 30,
	2014	2013
Expected volatility	38.9%	45.2%
Weighted-average volatility	38.9%	45.2%
Expected dividend rate	0.0%	0.0%
Expected term (in years)	5.0	5.0
Risk-free rate	1.7%	0.8%

The following table summarizes SARs activity as of June 30, 2014 and for the six months then ended:

Stock Appreciation Rights	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)

Outstanding at January 1, 2014	963	$-
Granted	246	$-
Exercised	(70)	$-
Forfeited or expired	(155)	$-

Outstanding at June 30, 2014	984	$-	7.4	$3,703

Vested or expected to vest at June 30, 2014	984	$-	7.4	$3,703

Exercisable at June 30, 2014	573	$-	6.2	$1,945

The following table summarizes information regarding SARs granted and exercised (in thousands, except per SAR amounts):

	Six Months Ended June 30,
	2014	2013
Number of SARs granted	246	318
Weighted average grant-date fair value per SAR	$7.20	$6.08
Intrinsic value of SARs exercised	$333	$-
Fair value of SARs vested	$1,553	$1,298

The following table summarizes nonvested SARs activity as of June 30, 2014 and for the six months then ended:

Nonvested Stock Appreciation Rights	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2014	535	$6.17
Granted	246	$7.20
Vested	(246)	$6.31
Forfeited or expired	(124)	$6.48

Nonvested at June 30, 2014	411	$6.61

As of June 30, 2014, there was $2.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested SARs granted under the 2011 Plan and 2001 Plan. This cost is expected to be recognized over a weighted average period of 1.5 years.

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

The following table summarizes nonvested restricted shares/RSUs activity as of June 30, 2014 and for the six months then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2014	1,367	$15.96
Granted	500	$19.77
Vested	(57)	$15.67
Forfeited or expired	(601)	$17.47

Nonvested at June 30, 2014	1,209	$16.80

The following table summarizes information regarding restricted shares/RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Six Months Ended June 30,
	2014	2013
Number of restricted shares/RSUs granted	500	706
Weighted average grant-date fair value per restricted share/RSU	$19.77	$15.25
Fair value of restricted shares/RSUs vested	$895	$366

As of June 30, 2014, based on the probability of achieving the performance goals, there was $17.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted shares/RSUs granted under the 2011 Plan and 2001 Plan. This cost is expected to be recognized over a weighted average period of 1.9 years.

2004 Non-Employee Director Fee Plan — The Company’s 2004 Non-Employee Director Fee Plan (the “2004 Fee Plan”), as amended on May 17, 2012, provided that all new non-employee directors joining the Board would receive an initial grant of shares of common stock on the date the new director is elected or appointed, the number of which will be determined by dividing $60,000 by the closing price of the Company’s common stock on the trading day immediately preceding the date a new director is elected or appointed, rounded to the nearest whole number of shares. The initial grant of shares vested in twelve equal quarterly installments, one-twelfth on the date of grant and an additional one-twelfth on each successive third monthly anniversary of the date of grant. The award lapses with respect to all unvested shares in the event the non-employee director ceases to be a director of the Company, and any unvested shares are forfeited.

The 2004 Fee Plan also provided that each non-employee director would receive, on the day after the annual shareholders meeting, an annual retainer for service as a non-employee director (the “Annual Retainer”). Prior to May 17, 2012, the Annual Retainer was $95,000, of which $50,000 was payable in cash, and the remainder was paid in stock. The annual grant of cash vested in four equal quarterly installments, one-fourth on the day following the annual meeting of shareholders, and an additional one-fourth on each successive third monthly anniversary of the date of grant. The annual grant of shares paid to non-employee directors prior to May 17, 2012 vests in eight equal quarterly installments, one-eighth on the day following the annual meeting of shareholders, and an additional one-eighth on each successive third monthly anniversary of the date of grant. On May 17, 2012, upon the recommendation of the Compensation Committee, the Board adopted the Fifth Amended and Restated Non-Employee Director Fee Plan (the “Amendment”), which increased the common stock component of the Annual Retainer by $30,000, resulting in a total Annual Retainer of $125,000, of which $50,000 was payable in cash and the remainder paid in stock. In addition, the Amendment also changed the vesting period for the annual equity award, from a two-year vesting period, to a one-year vesting period (consisting of four equal quarterly installments, one-fourth on the date of grant and an additional one-fourth on each successive third monthly anniversary of the date of grant). The award lapses with respect to all unpaid cash and unvested shares in the event the non-employee director ceases to be a director of the Company, and any unvested shares and unpaid cash are forfeited.

In addition to the Annual Retainer award, the 2004 Fee Plan also provided for any non-employee Chairman of the Board to receive an additional annual cash award of $100,000, and each non-employee director serving on a committee of the Board to receive an additional annual cash award. The additional annual cash award for the Chairperson of the Audit Committee is $20,000 and Audit Committee members’ are entitled to an annual cash award of $10,000. Prior to May 20, 2011, the annual cash awards for the Chairpersons of the Compensation Committee, Finance Committee and Nominating and Corporate Governance Committee were $12,500 and the members of such committees were entitled to an annual cash award of $7,500. On May 20, 2011, the Board increased the additional annual cash award to the Chairperson of the Compensation Committee to $15,000. All other additional cash awards remained unchanged.

The 2004 Fee Plan expired in May 2014, prior to the 2014 Annual Shareholder Meeting. In March 2014, upon the recommendation of the Compensation Committee, the Board determined that, following the expiration of the 2004 Fee Plan, the compensation of non-employee Directors should continue on the same terms as provided in the Fifth Amended and Restated Non-Employee Director Fee Plan, and that the stock portion of such compensation would be issued under the 2011 Plan.

The Board may pay additional cash compensation to any non-employee director for services on behalf of the Board over and above those typically expected of directors, including but not limited to service on a special committee of the Board.

The following table summarizes nonvested common stock share award activity as of June 30, 2014 and for the six months then ended:

Nonvested Common Stock Share Awards	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2014	9	$16.01
Granted	36	$20.15
Vested	(17)	$17.89
Forfeited or expired	-	$-

Nonvested at June 30, 2014	28	$20.16

The following table summarizes information regarding common stock share awards granted and vested (in thousands, except per share award amounts):

	Six Months Ended June 30,
	2014	2013
Number of share awards granted	36	37
Weighted average grant-date fair value per share award	$20.15	$16.01
Fair value of share awards vested	$310	$369

As of June 30, 2014, there was $0.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock share awards granted under the 2004 Fee Plan. This cost is expected to be recognized over a weighted average period of 0.7 years.

Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board effective December 17, 1998 and amended on March 29, 2006 and May 23, 2006. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president, executive vice presidents and senior vice presidents and $7,500 per year for vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (see Note 6, Investments Held in Rabbi Trust). As of June 30, 2014 and December 31, 2013, liabilities of $7.4 million and $6.4 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.

Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $1.8 million and $1.6 million at June 30, 2014 and December 31, 2013, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes nonvested common stock activity as of June 30, 2014 and for the six months then ended:

Nonvested Common Stock	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2014	6	$16.89
Granted	8	$20.43
Vested	(7)	$20.16
Forfeited or expired	(1)	$17.08

Nonvested at June 30, 2014	6	$17.46

The following table summarizes information regarding shares of common stock granted and vested (in thousands, except per common stock amounts):

	Six Months Ended June 30,
	2014	2013
Number of shares of common stock granted	8	10
Weighted average grant-date fair value per common stock	$20.43	$15.89
Fair value of common stock vested	$146	$147
Cash used to settle the obligation	$21	$1,014

As of June 30, 2014, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 2.4 years.

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

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Three Months Ended June 30, 2014:
Revenues	$256,663	$63,835		$320,498
Percentage of revenues	80.1%	19.9%		100.0%

Depreciation, net (2)	$10,107	$1,215		$11,322
Amortization of intangibles	$3,659	$-		$3,659

Income (loss) from operations	$21,135	$1,561	$(12,269)	$10,427
Other income (expense), net			(714)	(714)
Income taxes			(1,376)	(1,376)

Net income				$8,337

Total assets as of June 30, 2014	$1,093,003	$1,444,643	$(1,591,697)	$945,949

Three Months Ended June 30, 2013:
Revenues	$255,163	$49,572		$304,735
Percentage of revenues	83.7%	16.3%		100.0%

Depreciation, net (2)	$9,079	$938		$10,017
Amortization of intangibles	$3,713	$-		$3,713

Income (loss) from operations	$19,221	$(1,924)	$(11,680)	$5,617
Other income (expense), net			(709)	(709)
Income taxes			688	688

Net income				$5,596

Total assets as of June 30, 2013	$1,107,110	$1,363,615	$(1,545,165)	$925,560

	Americas	EMEA	Other (1)	Consolidated
Six Months Ended June 30, 2014:
Revenues	$517,909	$127,018		$644,927
Percentage of revenues	80.3%	19.7%		100.0%

Depreciation, net (2)	$20,248	$2,372		$22,620
Amortization of intangibles	$7,310	$-		$7,310

Income (loss) from operations	$43,782	$4,445	$(23,322)	$24,905
Other income (expense), net			(319)	(319)
Income taxes			(5,936)	(5,936)

Net income				$18,650

Six Months Ended June 30, 2013:
Revenues	$510,377	$95,602		$605,979
Percentage of revenues	84.2%	15.8%		100.0%

Depreciation, net (2)	$18,257	$1,929		$20,186
Amortization of intangibles	$7,472	$-		$7,472

Income (loss) from operations	$38,743	$(69)	$(23,180)	$15,494
Other income (expense), net			(868)	(868)
Income taxes			(2,512)	(2,512)

Net income				$12,114

(1)

Other items (including corporate costs, impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the tables above for the three and six months ended June 30, 2014 and 2013. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

(2)	Depreciation is net of property grant amortization.

Note 17.   Other Income (Expense)

Gains and losses resulting from foreign currency transactions are recorded in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations during the period in which they occur. Other income (expense) consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Foreign currency transaction gains (losses)	$759	$(2,968)	$631	$(2,734)
Gains (losses) on foreign currency derivative instruments not designated as hedges	(1,331)	2,755	(608)	2,230
Other miscellaneous income (expense)	173	(126)	241	290

	$(399)	$(339)	$264	$(214)

Note 18. Related Party Transactions

In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.1 million to the landlord during both the three months ended June 30, 2014 and 2013 and $0.2 million to the landlord during both the six months ended June 30, 2014 and 2013 under the terms of the lease.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

400 North Ashley Drive

Tampa, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of June 30, 2014, and the related condensed consolidated statements of operations and comprehensive income for the three- and six-month periods ended June 30, 2014 and 2013, of changes in shareholders’ equity for the six-month period ended June 30, 2014, and of cash flows for the six-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

August 5, 2014

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

Executive Summary

We provide comprehensive customer contact management solutions and services to a wide range of clients including Fortune 1000 companies, medium-sized businesses, and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure and healthcare industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which include customer assistance, healthcare and roadside assistance, technical support and product sales to our clients’ customers. These services, which represented 98% of consolidated revenues during the three and six months ended June 30, 2014, are delivered through multiple communication channels encompassing phone, e-mail, social media, text messaging and chat. We also provide various enterprise support services in the

United States (“U.S.”) that include services for our client’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including multilingual sales order processing via the Internet and phone, payment processing, inventory control, product delivery, and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers throughout the United States, Canada, Europe, Latin America, Australia, the Asia Pacific Rim and Africa.

Results of Operations

The following table sets forth, for the periods indicated, the amounts presented in the accompanying Condensed Consolidated Statements of Operations as well as the changes between the respective periods:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2014	2013	2014 $ Change	2014	2013	2014 $ Change
Revenues	$320,498	$304,735	$15,763	$644,927	$605,979	$38,948

Operating expenses:
Direct salaries and related costs	221,085	210,141	10,944	442,710	413,847	28,863
General and administrative	74,005	75,247	(1,242)	147,382	148,980	(1,598)
Depreciation, net	11,322	10,017	1,305	22,620	20,186	2,434
Amortization of intangibles	3,659	3,713	(54)	7,310	7,472	(162)

Total operating expenses	310,071	299,118	10,953	620,022	590,485	29,537

Income from operations	10,427	5,617	4,810	24,905	15,494	9,411

Other income (expense):
Interest income	237	208	29	468	432	36
Interest (expense)	(552)	(578)	26	(1,051)	(1,086)	35
Other income (expense)	(399)	(339)	(60)	264	(214)	478

Total other income (expense)	(714)	(709)	(5)	(319)	(868)	549

Income before income taxes	9,713	4,908	4,805	24,586	14,626	9,960
Income taxes	1,376	(688)	2,064	5,936	2,512	3,424

Net income	$8,337	$5,596	$2,741	$18,650	$12,114	$6,536

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues

	Three Months Ended June 30,
	2014		2013
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$256,663	80.1%	$255,163	83.7%	$1,500
EMEA	63,835	19.9%	49,572	16.3%	14,263

Consolidated	$320,498	100.0%	$304,735	100.0%	$15,763

Consolidated revenues increased $15.8 million, or 5.2%, for the three months ended June 30, 2014 from the comparable period in 2013.

The increase in Americas’ revenues was primarily due to new contract sales of $16.0 million and higher volumes from existing contracts of $2.3 million, partially offset by end-of-life client programs of $10.6 million and a negative foreign currency impact of $6.2 million. Revenues from our offshore operations represented 42.3% of Americas’ revenues, compared to 44.5% for the comparable period in 2013. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our continual focus to re-price or replace certain sub-profitable target client programs.

The increase in EMEA’s revenues was primarily due to higher volumes from existing contracts of $9.5 million, new contract sales of $4.0 million and a positive foreign currency impact of $2.1 million, partially offset by end-of-life client programs of $1.3 million.

On a consolidated basis, we had 41,100 brick-and-mortar seats as of June 30, 2014, an increase of 800 seats from the comparable period in 2013. This increase in seats was primarily due to demand growth in EMEA and the Americas, which includes the entry into Colombia. The capacity utilization rate on a combined basis was 79% compared to 75% in the comparable period in 2013. This increase was primarily due to demand growth in both EMEA and the Americas and capacity rationalization.

On a geographic segment basis, 34,800 seats were located in the Americas, an increase of 300 seats from the comparable period in 2013, and 6,300 seats were located in EMEA, an increase of 500 seats from the comparable period in 2013. The consolidated offshore seat count as of June 30, 2014 was 22,200, or 54%, of our total seats, an increase of 200 seats, or 1%, from the comparable period in 2013. Capacity utilization rates as of June 30, 2014 were 77% for the Americas and 89% for EMEA, compared to 74% and 81%, respectively, in the comparable period in 2013, primarily due to demand growth and our on-going capacity rationalization program. We strive to attain an 85% capacity utilization metric at each of our locations.

We plan to add approximately 900 seats on a gross basis in 2014. Approximately 800 seats were added during the six months ended June 30, 2014, with the remainder to be added in the second half of 2014. Total seat count on a net basis for the full year, however, is expected to decrease by approximately 1,500 seats as we continue to rationalize excess capacity.

Direct Salaries and Related Costs

	Three Months Ended June 30,
	2014		2013
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$172,854	67.3%	$171,474	67.2%	$1,380	0.1%
EMEA	48,231	75.6%	38,667	78.0%	9,564	-2.4%

Consolidated	$221,085	69.0%	$210,141	69.0%	$10,944	0.0%

The increase of $10.9 million in direct salaries and related costs included a positive foreign currency impact of $6.1 million in the Americas and a negative foreign currency impact of $1.5 million in EMEA.

The increase in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher compensation costs of 1.0% driven by the ramp up for new and existing client programs principally in the communications vertical and lower demand within the financial services vertical without a commensurate reduction in labor costs, partially offset by lower merger and integration costs of 0.2%, lower auto tow claim costs of 0.1% and lower other costs of 0.6%.

The decrease in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 2.7% driven by the increase in new client program ramp up costs in the prior period in the communications vertical, partially offset by higher billable supply costs of 0.2% and higher other costs of 0.1%.

General and Administrative

	Three Months Ended June 30,
	2014		2013
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$48,908	19.1%	$51,676	20.3%	$(2,768)	-1.2%
EMEA	12,828	20.1%	11,891	24.0%	937	-3.9%
Corporate	12,269	-	11,680	-	589	-

Consolidated	$74,005	23.1%	$75,247	24.7%	$(1,242)	-1.6%

The decrease of $1.2 million in general and administrative expenses included a positive foreign currency impact of $1.5 million in the Americas and a negative foreign currency impact of $0.5 million in EMEA.

The decrease in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to lower facility-related costs of 0.5%, lower merger and integration costs of 0.3%, lower compensation costs of 0.2% and lower other costs of 0.2%.

The decrease in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to lower facility-related costs of 1.4%, lower compensation costs of 1.3%, lower travel costs of 0.6%, lower equipment and maintenance costs of 0.4% and lower other costs of 0.2%.

The increase of $0.6 million in Corporate’s general and administrative expenses was primarily attributable to higher legal and professional fees of $0.6 million, higher consulting costs of $0.3 million and higher-facility related costs of $0.2 million, partially offset by lower compensation costs of $0.3 million, lower merger and integration costs of $0.1 million and lower other costs of $0.1 million.

Depreciation and Amortization

	Three Months Ended June 30,
	2014		2013
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$10,107	3.9%	$9,079	3.6%	$1,028	0.3%
EMEA	1,215	1.9%	938	1.9%	277	0.0%

Consolidated	$11,322	3.5%	$10,017	3.3%	$1,305	0.2%

Amortization of intangibles:
Americas	$3,659	1.4%	$3,713	1.5%	$(54)	-0.1%
EMEA	-	0.0%	-	0.0%	-	0.0%

Consolidated	$3,659	1.1%	$3,713	1.2%	$(54)	-0.1%

The increase in depreciation was primarily due to net fixed asset additions.

The decrease in amortization was primarily due to certain fully amortized intangible assets.

Other Income (Expense)

	Three Months Ended June 30,
(in thousands)	2014	2013	$ Change
Interest income	$237	$208	$29

Interest (expense)	$(552)	$(578)	$26

Other income (expense):
Foreign currency transaction gains (losses)	$759	$(2,968)	$3,727
Gains (losses) on foreign currency derivative instruments not designated as hedges	(1,331)	2,755	(4,086)
Other miscellaneous income (expense)	173	(126)	299

Total other income (expense)	$(399)	$(339)	$(60)

Interest income and interest (expense) remained consistent with the comparable period in 2013.

Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in “Accumulated other comprehensive income (loss)” in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Income Taxes

	Three Months Ended June 30,
(in thousands)	2014	2013	$ Change
Income before income taxes	$9,713	$4,908	$4,805
Income taxes	$1,376	$(688)	$2,064

			% Change
Effective tax rate	14.2%	-14.0%	28.2%

The increase in income taxes in 2014 compared to 2013 is due to several factors, including fluctuations in earnings among the various jurisdictions in which we operate, none of which are individually material.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues

	Six Months Ended June 30,
	2014		2013
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$517,909	80.3%	$510,377	84.2%	$7,532
EMEA	127,018	19.7%	95,602	15.8%	31,416

Consolidated	$644,927	100.0%	$605,979	100.0%	$38,948

Consolidated revenues increased $38.9 million, or 6.4%, for the six months ended June 30, 2014 from the comparable period in 2013.

The increase in Americas’ revenues was primarily due to new contract sales of $24.9 million and higher volumes from existing contracts of $17.9 million, partially offset by end-of-life client programs of $18.8 million and a negative foreign currency impact of $16.5 million. Revenues from our offshore operations represented 41.4% of Americas’ revenues, compared to 43.5% for the comparable period in 2013. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our continual focus to re-price or replace certain sub-profitable target client programs.

The increase in EMEA’s revenues was primarily due to higher volumes from existing contracts of $24.3 million, new contract sales of $6.1 million and a positive foreign currency impact of $3.3 million, partially offset by end-of-life client programs of $2.3 million.

Direct Salaries and Related Costs

	Six Months Ended June 30,
	2014		2013
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$348,388	67.3%	$342,545	67.1%	$5,843	0.2%
EMEA	94,322	74.3%	71,302	74.6%	23,020	-0.3%

Consolidated	$442,710	68.6%	$413,847	68.3%	$28,863	0.3%

The increase of $28.9 million in direct salaries and related costs included a positive foreign currency impact of $14.4 million in the Americas and a negative foreign currency impact of $2.4 million in EMEA.

The increase in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher compensation costs of 0.8% driven by the ramp up for new and existing client programs in the communication vertical, partially offset by lower auto tow claim costs of 0.3%, lower merger and integration costs of 0.1% and lower other costs of 0.2%.

The decrease in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower fulfillment materials costs of 0.5%, partially offset by higher other costs of 0.2%.

General and Administrative

	Six Months Ended June 30,
	2014		2013
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$98,181	19.0%	$103,360	20.3%	$(5,179)	-1.3%
EMEA	25,879	20.4%	22,440	23.5%	3,439	-3.1%
Corporate	23,322	-	23,180	-	142	-

Consolidated	$147,382	22.9%	$148,980	24.6%	$(1,598)	-1.7%

The decrease of $1.6 million in general and administrative expenses included a positive foreign currency impact of $3.6 million in the Americas and a negative foreign currency impact of $0.8 million in EMEA.

The decrease in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to lower facility-related costs of 0.5%, lower legal and professional costs of 0.2%, lower compensation costs of 0.2%, lower merger and integration costs of 0.2% and lower other costs of 0.2%.

The decrease in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to lower facility-related costs of 1.0%, lower compensation costs of 1.0%, lower travel costs of 0.4%, lower legal and professional fees of 0.2%, lower communication costs of 0.1% and lower other costs of 0.4%.

The increase of $0.1 million in Corporate’s general and administrative expenses was primarily attributable to higher legal and professional fees of $0.8 million, higher facility-related costs of $0.3 million, higher consulting costs of $0.3 million and higher training costs of $0.1 million, partially offset by lower merger and integration costs of $0.6 million, lower compensation costs of $0.5 million and lower other costs of $0.3 million.

Depreciation and Amortization

	Six Months Ended June 30,
	2014		2013
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$20,248	3.9%	$18,257	3.6%	$1,991	0.3%
EMEA	2,372	1.9%	1,929	2.0%	443	-0.1%

Consolidated	$22,620	3.5%	$20,186	3.3%	$2,434	0.2%

Amortization of intangibles:
Americas	$7,310	1.4%	$7,472	1.5%	$(162)	-0.1%
EMEA	-	0.0%	-	0.0%	-	0.0%

Consolidated	$7,310	1.1%	$7,472	1.2%	$(162)	-0.1%

The increase in depreciation was primarily due to net fixed asset additions.

The decrease in amortization was primarily due to certain fully amortized intangible assets.

Other Income (Expense)

	Six Months Ended June 30,
(in thousands)	2014	2013	$ Change
Interest income	$468	$432	$36

Interest (expense)	$(1,051)	$(1,086)	$35

Other income (expense):
Foreign currency transaction gains (losses)	$631	$(2,734)	$3,365
Gains (losses) on foreign currency derivative instruments not designated as hedges	(608)	2,230	(2,838)
Other miscellaneous income (expense)	241	290	(49)

Total other income (expense)	$264	$(214)	$478

Interest income and interest (expense) remained consistent with the comparable period in 2013.

Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in “Accumulated other comprehensive income (loss)” in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Income Taxes

	Six Months Ended June 30,
(in thousands)	2014	2013	$ Change
Income before income taxes	$24,586	$14,626	$9,960
Income taxes	$5,936	$2,512	$3,424

			% Change
Effective tax rate	24.1%	17.2%	6.9%

The increase in income taxes in 2014 compared to 2013 is due to several factors, including fluctuations in earnings within the various jurisdictions in which we operate, none of which are individually material. This increase was partially offset by a $2.4 million foreign withholding tax recognized in 2013 related to offshore cash movements from various foreign operations to their foreign parents in response to the American Taxpayer Relief Act of 2012 signed into law on January 2, 2013, with retroactive application to January 1, 2012.

Client Concentration

Our top ten clients accounted for approximately 46.5% and 46.3% of our consolidated revenues in the three and six months ended June 30, 2014, respectively, compared to approximately 46.5% and 46.0% of our consolidated revenues in the three and six months ended June 30, 2013, respectively.

Total revenues from AT&T Corporation, a major provider of communication services for which we provide various customer support services over several distinct lines of AT&T businesses, were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$47,164	14.7%	$37,869	12.4%	$95,062	14.7%	$72,242	11.9%
EMEA	904	0.3%	850	0.3%	1,801	0.3%	1,743	0.3%

	$48,068	15.0%	$38,719	12.7%	$96,863	15.0%	$73,985	12.2%

Total revenues from our next largest client, which was in the financial services vertical market in each period, were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Next largest client	$17,822	5.6%	$18,792	6.2%	$36,797	5.7%	$36,001	5.9%

We have multiple distinct contracts with AT&T spread across multiple lines of businesses, which expire at varying dates between 2014 and 2017. We have historically renewed most of these contracts. However, there is no assurance that these contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts. Each line of business is governed by separate business terms, conditions and metrics. Each line of business also has a separate decision maker such that a loss of one line of business would not necessarily impact our relationship with the client and decision makers on other lines of business. The loss of (or the failure to retain a significant amount of business with) any of our key clients, including AT&T, could have a material adverse effect on our performance. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of our services under our contracts without penalty.

Business Outlook

For the three months ended September 30, 2014, we anticipate the following financial results:

—	Revenues in the range of $328.0 million to $333.0 million;
—	Effective tax rate of approximately 25%;
—	Fully diluted share count of approximately 42.8 million;
—	Diluted earnings per share of approximately $0.28 to $0.31; and
—	Capital expenditures in the range of $18.0 million to $20.0 million

For the twelve months ended December 31, 2014, we anticipate the following financial results:

—	Revenues in the range of $1,310.0 million to $1,320.0 million;
—	Effective tax rate of approximately 25%;
—	Fully diluted share count of approximately 42.8 million;
—	Diluted earnings per share of approximately $1.08 to $1.15; and
—	Capital expenditures in the range of $48.0 million to $50.0 million

Not included in this guidance is the impact of any future acquisitions or share repurchase activities.

The revenues outlook for the twelve months ended December 31, 2014 has been lowered due to reduced projected run-rate demand in a client within the financial services vertical due partly to regulatory changes in the client’s industry, as we wind down this program due to a lack of sustained demand and profitability. Additionally, there was a delayed ramp up with a client in the communications vertical during the second quarter of 2014, which is not expected to impact the third and fourth quarters of 2014. As a result, we anticipate a revenue range of $1,310.0 million to $1,320.0 million versus the previous business outlook range provided of $1,320.0 million to $1,335.0 million.

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

The shares repurchased under our share repurchase programs were as follows (in thousands, except per share amounts):

	Total Number of Shares			Total Cost of Shares
		Range of Prices Paid Per Share
	Repurchased	Low	High	Repurchased
Three Months Ended:
June 30, 2014	-	$-	$-	$-
June 30, 2013	272	$15.61	$16.00	$4,294
Six Months Ended:
June 30, 2014	130	$19.92	$19.98	$2,605
June 30, 2013	272	$15.61	$16.00	$4,294

During the six months ended June 30, 2014, cash increased $39.3 million from operating activities, $0.2 million from the release of restricted cash and $0.1 million from proceeds from grants. The increase in cash was offset by $24.2 million used for capital expenditures, $19.0 million to repay long-term debt, $2.6 million to repurchase common stock and $0.4 million to repurchase common stock for minimum tax withholding on equity awards, resulting in a $7.5 million decrease in available cash (including the unfavorable effects of foreign currency exchange rates on cash and cash equivalents of $0.9 million).

Net cash flows provided by operating activities for the six months ended June 30, 2014 were $39.3 million, compared to $5.7 million used by operating activities for the comparable period in 2013. The $45.0 million increase in net cash flows from operating activities was due to a $6.5 million increase in net income, a $3.6 million increase in non-cash reconciling items such as depreciation, amortization, unrealized foreign currency transaction (gains) losses and deferred income taxes and a net increase of $34.9 million in cash flows from assets and liabilities. The $34.9 million increase in 2014 from 2013 in cash flows from assets and liabilities was principally a result of a $24.5 million decrease in accounts receivable, a $9.4 million decrease in other assets and a $4.1 million increase in other liabilities, partially offset by a $1.8 million decrease in deferred revenue and a $1.3 million decrease in taxes payable. The $24.5 million decrease in the change in accounts receivable was primarily due to the timing of receivables’ billings and collections in the six months ended June 30, 2014 over the comparable period in 2013.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $24.2 million for the six months ended June 30, 2014, compared to $26.1 million for the comparable period in 2013, a decrease of $1.9 million. In 2014, we anticipate capital expenditures in the range of $48.0 million to $50.0 million, primarily for new seat additions, facility upgrades, maintenance and systems infrastructure.

On May 3, 2012, we entered into a $245 million revolving credit facility (the “2012 Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (“KeyBank”). The 2012 Credit Agreement replaced our previous $75 million revolving credit facility dated February 2, 2010, as amended, which agreement was terminated simultaneous with entering into the 2012 Credit

Agreement. The 2012 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. At June 30, 2014, we were in compliance with all loan requirements of the 2012 Credit Agreement and had $79.0 million and $98.0 million of outstanding borrowings under this facility as of June 30, 2014 and December 31, 2013, respectively, with an average daily utilization of $90.2 million and $105.8 million for the three months ended June 30, 2014 and 2013, respectively, and an average daily utilization of $93.3 million and $98.5 million for the six months ended June 30, 2014 and 2013, respectively. During the three months ended June 30, 2014 and 2013, the related interest expense, excluding amortization of deferred loan fees, under our credit agreements was $0.3 million and $0.4 million, respectively, which represented a weighted average interest rate of 1.3% and 1.5%, respectively. During the six months ended June 30, 2014 and 2013, the related interest expense, excluding amortization of deferred loan fees, under our credit agreements was $0.6 million and $0.7 million, respectively, which represented a weighted average interest rate of 1.3% and 1.5%, respectively.

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

We are currently under audit in several tax jurisdictions. We have received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and we paid mandatory security deposits to Canada as part of this process. The total amount of deposits, net of fluctuations in the foreign exchange rate, are $17.2 million and $17.3 million as of June 30, 2014 and December 31, 2013, respectively, and are included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets. Although the outcome of examinations by taxing authorities is always uncertain, we believe we are adequately reserved for these audits and resolution is not expected to have a material impact on our financial condition and results of operations.

As of June 30, 2014, we had $204.5 million in cash and cash equivalents, of which approximately 91.4%, or $187.0 million, was held in international operations and is deemed to be indefinitely reinvested offshore. These funds may be subject to additional taxes if repatriated to the United States, including withholding tax applied by the country of origin and an incremental U.S. income tax, net of allowable foreign tax credits. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions. We do not intend nor currently foresee a need to repatriate these funds. We expect our current domestic cash levels and cash flows from operations to be adequate to meet our domestic anticipated working capital needs, including investment activities such as capital expenditures and debt repayment for the next twelve months and the foreseeable future. However, from time to time, we may borrow funds under our 2012 Credit Agreement as a result of the timing of our working capital needs, including capital expenditures. Additionally, we expect our current foreign cash levels and cash flows from foreign operations to be adequate to meet our foreign anticipated working capital needs, including investment activities such as capital expenditures for the next twelve months and the foreseeable future.

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

Off-Balance Sheet Arrangements and Other

As of June 30, 2014, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table summarizes the material changes to our contractual cash obligations as of June 30, 2014, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

		Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years	Other
Operating leases (1)	$19,525	$928	$6,890	$4,831	$6,876	$-
Purchase obligations (2)	34,600	7,850	22,405	4,345	-	-

	$54,125	$8,778	$29,295	$9,176	$6,876	$-

(1)	Amounts represent the expected cash payments under our operating leases.
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

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The amendments in ASU 2014-09 outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and indicate that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the impact that the adoption of ASU 2014-09 may have on our financial condition, results of operations and cash flows.

In June 2014, the FASB issued ASU 2014-12 “Compensation – Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to materially impact our financial condition, results of operations and cash flows.

U.S. Healthcare Reform Acts

In March 2010, the President of the United States signed into law comprehensive healthcare reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the “Acts”). The Acts contain provisions that could materially impact our healthcare costs in the future, thus adversely affecting our profitability. In July 2013, the Internal Revenue Service announced that the employer mandate and reporting provisions of the Acts, which were originally effective January 1, 2014, will be delayed until 2015 and the promised additional guidance has yet to be issued. As a result of the delay, the Company’s cost to provide benefits to employees in 2014 will be comparable to our costs in 2013.

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

In order to hedge a portion of our anticipated cash flow requirements denominated in PHP, CRC, HUF and RON, we had outstanding forward contracts and options as of June 30, 2014 with counterparties through June 2015 with notional amounts totaling $118.1 million. As of June 30, 2014, we had net total derivative liabilities associated with these contracts with a fair value of $0.5 million, which will settle within the next 12 months. If the USD was to weaken against the PHP and CRC and the EUR was to weaken against the HUF and RON by 10% from current period-end levels, we would incur a loss of approximately $9.3 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We entered into forward exchange contracts with notional amounts totaling $51.0 million to hedge net investments in our foreign operations. The purpose of these derivative instruments is to protect against the risk that the net assets of certain foreign subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to our foreign currency-based investments in these subsidiaries. As of June 30, 2014, the fair value of these derivatives was a net liability of $1.6 million. The potential loss in fair value at June 30, 2014, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $5.3 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We also entered into forward exchange contracts with notional amounts totaling $63.9 million that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of June 30, 2014, the fair value of these derivatives was a net liability of $1.7 million. The potential loss in fair value at June 30, 2014, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $5.7 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of June 30, 2014, we had $79.0 million in borrowings outstanding under the revolving credit facility. Based on our level of variable rate debt outstanding during the three and six months ended June 30, 2014, a 1.0% increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had an impact of $0.2 million and 0.5 million, respectively, on our results of operations.

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

Item 4.   Controls and Procedures

As of June 30, 2014, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.   Risk Factors

For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 20, 2014.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock repurchases for the three months ended June 30, 2014 (in thousands, except average price per share). See Note 12, Earnings Per Share, of “Notes to Condensed Consolidated Financial Statements” for information regarding our stock repurchase program.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs

April 1, 2014 - April 30, 2014	-	$-	-	1,499
May 1, 2014 - May 31, 2014	-	$-	-	1,499
June 1, 2014 - June 30, 2014	-	$-	-	1,499

Total	-		-	1,499

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

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: August 5, 2014	By: /s/ John Chapman
John Chapman Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number
15	Awareness letter.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document