Form 10-Q
period 2014-09-30
SYKES ENTERPRISES INC
filed 2014-11-04
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

As of October 29, 2014, there were 43,288,873 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	September 30, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$209,609	$211,985
Receivables, net	283,032	264,916
Prepaid expenses	17,689	15,710
Other current assets	24,799	20,672

Total current assets	535,129	513,283
Property and equipment, net	112,304	117,549
Goodwill, net	195,734	199,802
Intangibles, net	64,532	76,055
Deferred charges and other assets	30,575	43,572

	$938,274	$950,261

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$24,718	$25,540
Accrued employee compensation and benefits	84,594	81,064
Current deferred income tax liabilities	252	84
Income taxes payable	2,272	1,274
Deferred revenue	36,337	35,025
Other accrued expenses and current liabilities	24,870	30,393

Total current liabilities	173,043	173,380
Deferred grants	5,641	6,637
Long-term debt	79,000	98,000
Long-term income tax liabilities	20,000	24,647
Other long-term liabilities	10,280	11,893

Total liabilities	287,964	314,557

Commitments and loss contingency (Note 13)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 43,789 and 43,997 shares issued, respectively	438	440
Additional paid-in capital	282,429	279,513
Retained earnings	383,312	349,366
Accumulated other comprehensive income (loss)	(11,313)	7,997
Treasury stock at cost: 269 and 122 shares, respectively	(4,556)	(1,612)

Total shareholders’ equity	650,310	635,704

	$938,274	$950,261

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013

Revenues	$332,671	$322,143	$977,598	$928,122

Operating expenses:
Direct salaries and related costs	221,598	215,001	664,308	628,848
General and administrative	73,868	73,987	221,250	222,967
Depreciation, net	11,516	10,677	34,136	30,863
Amortization of intangibles	3,597	3,699	10,907	11,171

Total operating expenses	310,579	303,364	930,601	893,849

Income from operations	22,092	18,779	46,997	34,273

Other income (expense):
Interest income	249	216	717	648
Interest (expense)	(464)	(630)	(1,515)	(1,716)
Other income (expense)	(406)	356	(142)	142

Total other income (expense)	(621)	(58)	(940)	(926)

Income before income taxes	21,471	18,721	46,057	33,347
Income taxes	4,833	4,575	10,769	7,087

Net income	$16,638	$14,146	$35,288	$26,260

Net income per common share:
Basic	$0.39	$0.33	$0.83	$0.61

Diluted	$0.39	$0.33	$0.82	$0.61

Weighted average common shares outstanding:
Basic	42,704	42,785	42,721	42,918
Diluted	42,837	42,836	42,844	42,948

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Net income	$16,638	$14,146	$35,288	$26,260

Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss), net of taxes	(20,744)	7,200	(22,823)	(2,905)
Unrealized gain (loss) on net investment hedge, net of taxes	2,600	(797)	2,705	(774)
Unrealized actuarial gain (loss) related to pension liability, net of taxes	(47)	(27)	(26)	(123)
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	(469)	827	818	(1,351)
Unrealized gain (loss) on postretirement obligation, net of taxes	(2)	(95)	16	(184)

Other comprehensive income (loss), net of taxes	(18,662)	7,108	(19,310)	(5,337)

Comprehensive income (loss)	$(2,024)	$21,254	$15,978	$20,923

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Nine Months Ended September 30, 2014

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(in thousands)	Shares Issued	Amount
Balance at December 31, 2013	43,997	$440	$279,513	$349,366	$7,997	$(1,612)	$635,704
Stock-based compensation expense	—	—	4,429	—	—	—	4,429
Excess tax benefit (deficiency) from stock-based compensation	—	—	(30)	—	—	—	(30)
Net vesting (forfeitures) of common stock and restricted stock under equity award plans	(78)	(1)	(221)	—	—	(199)	(421)
Repurchase of common stock	—	—	—	—	—	(5,350)	(5,350)
Retirement of treasury stock	(130)	(1)	(1,262)	(1,342)	—	2,605	—
Comprehensive income (loss)	—	—	—	35,288	(19,310)	—	15,978

Balance at September 30, 2014	43,789	$438	$282,429	$383,312	$(11,313)	$(4,556)	$650,310

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$35,288	$26,260
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	34,832	31,620
Amortization of intangibles	10,907	11,171
Amortization of deferred grants	(1,082)	(859)
Unrealized foreign currency transaction (gains) losses, net	(1,257)	4,496
Stock-based compensation expense	4,429	3,581
Deferred income tax provision (benefit)	2,224	(801)
Net (gain) loss on disposal of property and equipment	195	60
Bad debt expense (reversals)	(490)	398
Unrealized (gains) losses on financial instruments, net	2,416	201
Amortization of deferred loan fees	194	194
Other	(546)	74

Changes in assets and liabilities:
Receivables	(24,651)	(25,912)
Prepaid expenses	(2,276)	(4,723)
Other current assets	(7,291)	(2,000)
Deferred charges and other assets	7,654	(938)
Accounts payable	3,191	(1,958)
Income taxes receivable / payable	(115)	(2,080)
Accrued employee compensation and benefits	6,136	6,304
Other accrued expenses and current liabilities	(3,438)	337
Deferred revenue	2,931	4,011
Other long-term liabilities	(2,561)	1,086

Net cash provided by (used for) operating activities	66,690	50,522

Cash flows from investing activities:
Capital expenditures	(35,669)	(45,647)
Proceeds from sale of property and equipment	83	89
Investment in restricted cash	(3)	(262)
Release of restricted cash	168	—

Net cash (used for) investing activities	(35,421)	(45,820)

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Nine Months Ended September 30,
(in thousands)	2014	2013
Cash flows from financing activities:
Payments of long-term debt	(19,000)	(18,000)
Proceeds from issuance of long-term debt	—	32,000
Proceeds from issuance of common stock	—	59
Cash paid for repurchase of common stock	(5,350)	(5,479)
Proceeds from grants	181	151
Shares repurchased for minimum tax withholding on equity awards	(421)	(93)

Net cash provided by (used for) financing activities	(24,590)	8,638

Effects of exchange rates on cash and cash equivalents	(9,055)	(3,927)

Net increase (decrease) in cash and cash equivalents	(2,376)	9,413

Cash and cash equivalents – beginning	211,985	187,322

Cash and cash equivalents – ending	$209,609	$196,735

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$1,323	$1,593
Cash paid during period for income taxes	$12,439	$12,304

Non-cash transactions:
Property and equipment additions in accounts payable	$2,768	$4,433
Unrealized gain (loss) on postretirement obligation in accumulated other comprehensive income (loss)	$16	$(184)

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2014 and 2013

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2014. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”) on February 20, 2014.

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

Subsequent Events — Subsequent events or transactions have been evaluated through the date and time of issuance of the condensed consolidated financial statements. There were no material subsequent events that required recognition or disclosure in the accompanying condensed consolidated financial statements, except as disclosed in Note 19, Subsequent Event.

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

The Company elected to forgo the option to first assess qualitative factors and completed its annual two-step goodwill impairment test during the three months ended September 30, 2014. Under ASC 350, the carrying value of assets is calculated at the reporting unit level. The quantitative assessment of goodwill includes comparing a reporting unit’s calculated fair value to its carrying value. The calculation of fair value requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. If the fair value of the reporting unit is less than its carrying value, goodwill is considered impaired and an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. As of July 31, 2014, the Company concluded that the fair value of each reporting unit was substantially in excess of its carrying value and goodwill was not impaired.

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

In June 2014, the FASB issued ASU 2014-12 “Compensation – Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic 718, “Compensation — Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2014-12 to materially impact its financial condition, results of operations and cash flows.

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

The major costs incurred as a result of these actions are program transfer costs, facility-related costs (primarily consisting of those costs associated with the real estate leases), and impairments of long-lived assets (primarily leasehold improvements and equipment) estimated at $1.9 million as of September 30, 2014 ($1.9 million at December 31, 2013). The Company recorded $0.5 million of the costs associated with these actions as non-cash impairment charges, while approximately $1.4 million represents cash expenditures for program transfer and facility-related costs, including obligations under the leases, the last of which ends in February 2017. The Company has paid $1.0 million in cash through September 30, 2014 under the Fourth Quarter 2011 Exit Plan in the Americas.

The following tables summarize the accrued liability associated with the Americas Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges for the three months ended September 30, 2014 and 2013 (in thousands):

	Beginning Accrual at July 1, 2014	Charges (Reversals) for the Three Months Ended September 30, 2014	Cash Payments	Other Non-Cash Changes	Ending Accrual at September 30, 2014
Lease obligations and facility exit costs	$428	$—	$(44)	$—	$384

	Beginning Accrual at July 1, 2013	Charges (Reversals) for the Three Months Ended September 30, 2013	Cash Payments	Other Non-Cash Changes	Ending Accrual at September 30, 2013
Lease obligations and facility exit costs	$606	$—	$(53)	$—	$553

The following tables summarize the accrued liability associated with the Americas Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges for the nine months ended September 30, 2014 and 2013 (in thousands):

	Beginning Accrual at January 1, 2014	Charges (Reversals) for the Nine Months Ended September 30, 2014	Cash Payments	Other Non-Cash Changes	Ending Accrual at September 30, 2014
Lease obligations and facility exit costs	$512	$—	$(128)	$—	$384

	Beginning Accrual at January 1, 2013	Charges (Reversals) for the Nine Months Ended September 30, 2013	Cash Payments	Other Non-Cash Changes	Ending Accrual at September 30, 2013
Lease obligations and facility exit costs	$682	$—	$(129)	$—	$553

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

The major costs incurred as a result of these actions are facility-related costs (primarily consisting of those costs associated with the real estate leases), impairments of long-lived assets (primarily leasehold improvements and equipment) and severance-related costs estimated at $6.6 million as of September 30, 2014 ($6.7 million as of December 31, 2013). The Company recorded $0.5 million of the costs associated with these actions as non-cash impairment charges, while approximately $6.1 million represents cash expenditures for severance and related costs and facility-related costs, primarily rent obligations to be paid through the remainder of the noncancelable term of the leases, the last of which ended in March 2013. The Company has paid $5.9 million in cash through September 30, 2014, the date at which the Fourth Quarter 2011 Exit Plan in EMEA concluded.

The following tables summarize the accrued liability associated with EMEA’s Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges for the three months ended September 30, 2014 and 2013 (in thousands):

	Beginning Accrual at July 1, 2014	Charges (Reversals) for the Three Months Ended September 30, 2014 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at September 30, 2014
Severance and related costs	$131	$(129)	$—	$(2)	$—
Legal-related costs	—	—	—	—	—

	$131	$(129)	$—	$(2)	$—

	Beginning Accrual at July 1, 2013	Charges (Reversals) for the Three Months Ended September 30, 2013 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at September 30, 2013
Severance and related costs	$184	$(62)	$—	$7	$129
Legal-related costs	5	(5)	—	—	—

	$189	$(67)	$—	$7	$129

(1)

During 2014, the Company reversed accruals related to the final settlement of severance and related costs for the Ireland site, which reduced “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations. During 2013, the Company reversed accruals related to the final settlement of severance and related costs and legal-related costs for the Amsterdam site, which reduced “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

(2)	Effect of foreign currency translation.

The following tables summarize the accrued liability associated with EMEA’s Fourth Quarter 2011 Exit Plan’s exit or disposal activities and related charges for the nine months ended September 30, 2014 and 2013 (in thousands):

	Beginning Accrual at January 1, 2014	Charges (Reversals) for the Nine Months Ended September 30, 2014 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at September 30, 2014
Severance and related costs	$131	$(129)	$—	$(2)	$—
Legal-related costs	—	—	—	—	—

	$131	$(129)	$—	$(2)	$—

	Beginning Accrual at January 1, 2013	Charges (Reversals) for the Nine Months Ended September 30, 2013 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at September 30, 2013
Severance and related costs	$187	$(56)	$(8)	$6	$129
Legal-related costs	10	(1)	(10)	1	—

	$197	$(57)	$(18)	$7	$129

(1)

During 2014, the Company reversed accruals related to the final settlement of severance and related costs for the Ireland site, which reduced “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations. During 2013, the Company reversed accruals related to the final settlement of severance and related costs and legal-related costs for the Amsterdam site, which reduced “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

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

The major costs incurred as a result of these actions were facility-related costs (primarily consisting of those costs associated with the real estate leases), impairments of long-lived assets (primarily leasehold improvements and equipment) and severance-related costs totaling $2.3 million as of September 30, 2014 ($2.5 million as of December 31, 2013). The Company recorded $0.2 million of the costs associated with these actions as non-cash impairment charges, while approximately $1.9 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ended in March 2014, and $0.2 million represents cash expenditures for severance-related costs. The Fourth Quarter 2010 Exit Plan was settled during the three months ended September 30, 2014. The Company paid $2.0 million in cash through September 30, 2014, the date at which the Fourth Quarter 2010 Exit Plan concluded.

The following tables summarize the accrued liability associated with the Fourth Quarter 2010 Exit Plan’s exit or disposal activities and related charges during the three months ended September 30, 2014 and 2013 (in thousands):

	Beginning Accrual at July 1, 2014	Charges (Reversals) for the Three Months Ended September 30, 2014	Cash Payments	Other Non-Cash Changes	Ending Accrual at September 30, 2014
Lease obligations and facility exit costs	$—	$—	$—	$—	$—

	Beginning Accrual at July 1, 2013	Charges (Reversals) for the Three Months Ended September 30, 2013	Cash Payments	Other Non-Cash Changes (1)	Ending Accrual at September 30, 2013
Lease obligations and facility exit costs	$356	$—	$(145)	$9	$220

(1)	Effect of foreign currency translation.

The following tables summarize the accrued liability associated with the Fourth Quarter 2010 Exit Plan’s exit or disposal activities and related charges during the nine months ended September 30, 2014 and 2013 (in thousands):

	Beginning Accrual at January 1, 2014	Charges (Reversals) for the Nine Months Ended September 30, 2014 (1)	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at September 30, 2014
Lease obligations and facility exit costs	$538	$(185)	$(348)	$(5)	$—

	Beginning Accrual at January 1, 2013	Charges (Reversals) for the Nine Months Ended September 30, 2013	Cash Payments	Other Non-Cash Changes (2)	Ending Accrual at September 30, 2013
Lease obligations and facility exit costs	$539	$—	$(325)	$6	$220

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

The major costs incurred as a result of these actions were impairments of long-lived assets (primarily leasehold improvements) and facility-related costs (primarily consisting of those costs associated with the real estate leases) estimated at $10.5 million as of September 30, 2014 ($10.5 million as of December 31, 2013), all of which are in the Americas segment. The Company recorded $3.8 million of the costs associated with these actions as non-cash impairment charges, while approximately $6.7 million represents cash expenditures for facility-related costs, primarily rent obligations to be paid through the remainder of the lease terms, the last of which ends in February 2017. The Company has paid $5.3 million in cash through September 30, 2014 under the Third Quarter 2010 Exit Plan.

The following tables summarize the accrued liability associated with the Third Quarter 2010 Exit Plan’s exit or disposal activities and related charges for the three months ended September 30, 2014 and 2013 (in thousands):

	Beginning Accrual at July 1, 2014	Charges (Reversals) for the Three Months Ended September 30, 2014	Cash Payments	Other Non-Cash Changes	Ending Accrual at September 30, 2014
Lease obligations and facility exit costs	$1,552	$—	$(148)	$—	$1,404

	Beginning Accrual at July 1, 2013	Charges (Reversals) for the Three Months Ended September 30, 2013	Cash Payments	Other Non-Cash Changes	Ending Accrual at September 30, 2013
Lease obligations and facility exit costs	$2,165	$—	$(166)	$—	$1,999

The following tables summarize the accrued liability associated with the Third Quarter 2010 Exit Plan’s exit or disposal activities and related charges for the nine months ended September 30, 2014 and 2013 (in thousands):

	Beginning Accrual at January 1, 2014	Charges (Reversals) for the Nine Months Ended September 30, 2014	Cash Payments	Other Non-Cash Changes	Ending Accrual at September 30, 2014
Lease obligations and facility exit costs	$1,793	$—	$(389)	$—	$1,404

	Beginning Accrual at January 1, 2013	Charges (Reversals) for the Nine Months Ended September 30, 2013	Cash Payments	Other Non-Cash Changes (1)	Ending Accrual at September 30, 2013
Lease obligations and facility exit costs	$2,551	$—	$(550)	$(2)	$1,999

(1)	Effect of foreign currency translation.

Restructuring Liability Classification

The following table summarizes the Company’s short-term and long-term accrued liabilities associated with its exit and disposal activities, by plan, as of September 30, 2014 and December 31, 2013 (in thousands):

	Americas Fourth Quarter 2011 Exit Plan	EMEA Fourth Quarter 2011 Exit Plan	Fourth Quarter 2010 Exit Plan	Third Quarter 2010 Exit Plan	Total
September 30, 2014
Short-term accrued restructuring liability (1)	$138	$—	$—	$518	$656
Long-term accrued restructuring liability (2)	246	—	—	886	1,132

Ending accrual at September 30, 2014	$384	$—	$—	$1,404	$1,788

December 31, 2013
Short-term accrued restructuring liability (1)	$136	$131	$538	$440	$1,245
Long-term accrued restructuring liability (2)	376	—	—	1,353	1,729

Ending accrual at December 31, 2013	$512	$131	$538	$1,793	$2,974

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following (in thousands):

		Balance at September 30, 2014	Fair Value Measurements at September 30, 2014 Using:
			Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
			Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents”	(1)	$80,154	$80,154	$—	$—
Money market funds and open-end mutual funds included in “Deferred charges and other assets”	(1)	10	10	—	—
Foreign currency forward and option contracts included in “Other current assets”	(2)	1,081	—	1,081	—
Foreign currency forward contracts included in “Deferred charges and other assets”	(2)	1,877	—	1,877	—
Equity investments held in a rabbi trust for the Deferred Compensation Plan	(3)	5,719	5,719	—	—
Debt investments held in a rabbi trust for the Deferred Compensation Plan	(3)	1,380	1,380	—	—
Guaranteed investment certificates	(4)	79	—	79	—

		$90,300	$87,263	$3,037	$—

Liabilities:
Long-term debt	(5)	$79,000	$—	$79,000	$—
Foreign currency forward and option contracts included in “Other accrued expenses and current liabilities”	(2)	2,459	—	2,459	—
Foreign currency forward and option contracts included in “Other long-term liabilities”	(2)	28	—	28	—

		$81,487	$—	$81,487	$—

		Balance at December 31, 2013	Fair Value Measurements at December 31, 2013 Using:
			Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
			Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents”	(1)	$50,627	$50,627	$—	$—
Money market funds and open-end mutual funds included in “Deferred charges and other assets”	(1)	11	11	—	—
Foreign currency forward and option contracts included in “Other current assets”	(2)	2,240	—	2,240	—
Equity investments held in a rabbi trust for the Deferred Compensation Plan	(3)	5,251	5,251	—	—
Debt investments held in a rabbi trust for the Deferred Compensation Plan	(3)	1,170	1,170	—	—
Guaranteed investment certificates	(4)	80	—	80	—

		$59,379	$57,059	$2,320	$—

Liabilities:
Long-term debt	(5)	$98,000	$—	$98,000	$—
Foreign currency forward and option contracts included in “Other accrued expenses and current liabilities”	(2)	5,063	—	5,063	—

		$103,063	$—	$103,063	$—

(1)	In the accompanying Condensed Consolidated Balance Sheet.
(2)	In the accompanying Condensed Consolidated Balance Sheet. See Note 5, Financial Derivatives.
(3)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 6, Investments Held in Rabbi Trust.
(4)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.
(5)	The carrying value of long-term debt approximates its estimated fair value as it re-prices at varying interest rates. See Note 9, Borrowings.

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs, like those associated with acquired businesses, including goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired. The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at September 30, 2014 and December 31, 2013.

Note 4. Intangible Assets

The following table presents the Company’s purchased intangible assets as of September 30, 2014 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$101,626	$(44,897)	$56,729	8
Trade name	11,600	(3,797)	7,803	8
Non-compete agreements	1,213	(1,213)	—	2
Proprietary software	850	(850)	—	2
Favorable lease agreement	449	(449)	—	2

	$115,738	$(51,206)	$64,532	8

The following table presents the Company’s purchased intangible assets as of December 31, 2013 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$102,774	$(35,873)	$66,901	8
Trade name	11,600	(2,803)	8,797	8
Non-compete agreements	1,220	(1,009)	211	2
Proprietary software	850	(847)	3	2
Favorable lease agreement	449	(306)	143	2

	$116,893	$(40,838)	$76,055	8

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to September 30, 2014, is as follows (in thousands):

Years Ending December 31,	Amount
2014 (remaining three months)	$3,445
2015	13,997
2016	13,997
2017	13,997
2018	7,596
2019	6,985
2020 and thereafter	4,515

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

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	September 30, 2014	December 31, 2013

Deferred gains (losses) in AOCI	$(1,739)	$(2,704)
Tax on deferred gains (losses) in AOCI	22	169

Deferred gains (losses) in AOCI, net of taxes	$(1,717)	$(2,535)

Deferred gains (losses) expected to be reclassified to “Revenues” from AOCI during the next twelve months	$(1,625)

Deferred gains (losses) and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the forward contracts and options.

Net Investment Hedge – During the nine months ended September 30, 2014 and 2013, the Company entered into foreign exchange forward contracts to hedge its net investment in a foreign operation, as defined under ASC 815. The purpose of these derivative instruments is to protect the Company’s interests against the risk that the net assets of certain foreign subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to the Company’s foreign currency-based investments in these subsidiaries.

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

The Company had the following outstanding foreign currency forward contracts and options (in thousands):

	As of September 30, 2014		As of December 31, 2013
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges: (1)
Options:
Philippine Pesos	$87,000	December 2015	$59,000	December 2014

Forwards:
Philippine Pesos	9,000	March 2015	63,300	July 2014
Costa Rican Colones	45,500	August 2015	41,600	October 2014
Hungarian Forints	852	December 2014	550	January 2014
Romanian Leis	2,050	December 2014	619	January 2014

Net investment hedges: (2)
Forwards:
Euros	51,648	March 2016	32,657	September 2014

Non-designated hedges: (3)
Forwards	64,516	January 2015	59,207	June 2014

(1)	Cash flow hedge as defined under ASC 815. Purpose is to protect against the risk that eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.
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

Master netting agreements exist with each respective counterparty to reduce credit risk by permitting net settlement of derivative positions. In the event of default by the Company or one of its counterparties, these agreements include a set-off clause that provides the non-defaulting party the right to net settle all derivative transactions, regardless of the currency and settlement date. The maximum amount of loss due to credit risk that, based on gross fair value, the Company would incur if parties to the derivative transactions that make up the concentration failed to perform according to the terms of the contracts was $3.0 million and $2.0 million as of September 30, 2014 and December 31, 2013, respectively. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions are asset positions of $1.6 million and $0.4 million, and liability positions of $1.1 million and $3.3 million as of September 30, 2014 and December 31, 2013, respectively.

Although legally enforceable master netting arrangements exist between the Company and each counterparty, the Company has elected to present the derivative assets and derivative liabilities on a gross basis in the accompanying Condensed Consolidated Balance Sheets. Additionally, the Company is not required to pledge, nor is it entitled to receive, cash collateral related to these derivative transactions.

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Derivative Assets
	September 30, 2014	December 31, 2013
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:

Foreign currency forward and option contracts (1)	$512	$862

Derivatives designated as net investment hedging instruments under ASC 815:

Foreign currency forward contracts (2)	1,877	—

	2,389	862

Derivatives not designated as hedging instruments under ASC 815:

Foreign currency forward contracts (1)	569	1,378

Total derivative assets	$2,958	$2,240

	Derivative Liabilities
	September 30, 2014	December 31, 2013
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:

Foreign currency forward and option contracts (3)	$1,378	$2,997

Foreign currency forward and option contracts (4)	28	—

	1,406	2,997

Derivatives designated as net investment hedging instruments under ASC 815:

Foreign currency forward contracts (3)	—	1,720

	1,406	4,717

Derivatives not designated as hedging instruments under ASC 815:

Foreign currency forward contracts (3)	1,081	346

Total derivative liabilities	$2,487	$5,063

(1)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets.
(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
(4)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The following tables present the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the three months ended September 30, 2014 and 2013 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From Accumulated AOCI Into “Revenues” (Effective Portion)		Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion)
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$(1,280)	$145	$(652)	$(795)	$(1)	$125

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	3,999	(1,227)	—	—	—	—

Foreign currency forward and option contracts	$2,719	$(1,082)	$(652)	$(795)	$(1)	$125

	Gain (Loss) Recognized in “Other income and (expense)” on Derivatives
	September 30,
	2014	2013
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	$(386)	$546

The following tables present the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the nine months ended September 30, 2014 and 2013 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From Accumulated AOCI Into “Revenues” (Effective Portion)		Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion)
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$(3,823)	$(1,599)	$(4,781)	$4	$(5)	$100

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	4,161	(1,191)	—	—	—	—

Foreign currency forward and option contracts	$338	$(2,790)	$(4,781)	$4	$(5)	$100

	Gain (Loss) Recognized in “Other income and (expense)” on Derivatives
	September 30,
	2014	2013
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	$(994)	$2,776

Note 6. Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	September 30, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$5,413	$7,099	$4,749	$6,421

The mutual funds held in the rabbi trusts were 81% equity-based and 19% debt-based as of September 30, 2014. Net investment income (losses), included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross realized gains from sale of trading securities	$153	$27	$156	$139
Gross realized (losses) from sale of trading securities	—	—	—	(8)
Dividend and interest income	9	(12)	27	6
Net unrealized holding gains (losses)	(308)	293	(29)	489

Net investment income (losses)	$(146)	$308	$154	$626

Note 7. Deferred Revenue

The components of deferred revenue consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Future service	$26,061	$25,102
Estimated potential penalties and holdbacks	10,276	9,923

	$36,337	$35,025

Note 8. Deferred Grants

The components of deferred grants, net of accumulated amortization, consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Property grants	$5,641	$6,643
Employment grants	212	146

Total deferred grants	5,853	6,789
Less: Property grants - short-term (1)	—	(6)
Less: Employment grants - short-term (1)	(212)	(146)

Total long-term deferred grants (2)	$5,641	$6,637

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Deferred grants” in the accompanying Condensed Consolidated Balance Sheets.

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

Borrowings consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Revolving credit facility	$79,000	$98,000
Less: Current portion	—	—

Total long-term debt	$79,000	$98,000

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

The 2012 Credit Agreement had $79.0 million of outstanding borrowings as of September 30, 2014, with an average daily utilization of $79.0 million and $110.4 million during the three months ended September 30, 2014 and 2013, respectively, and $88.5 million and $102.5 million during the nine months ended September 30, 2014 and 2013, respectively. During the three months ended September 30, 2014 and 2013, the related interest expense, excluding amortization of deferred loan fees, under our credit agreement was $0.3 million and $0.4 million, respectively, which represented weighted average interest rates of 1.3% and 1.5%, respectively. During the nine months ended September 30, 2014 and 2013, the related interest expense, excluding amortization of deferred loan fees, under our credit agreement was $0.9 million and $1.1 million, respectively, which represented weighted average interest rates of 1.3% and 1.5%, respectively.

Note 10. Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220 “Comprehensive Income” (“ASC 220”). ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedge	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Gain (Loss) on Post Retirement Obligation	Total
Balance at January 1, 2013	$16,083	$(2,565)	$1,413	$(570)	$495	$14,856
Pre-tax amount	(3,465)	(1,720)	(136)	(2,704)	(127)	(8,152)
Tax (provision) benefit	—	602	16	449	—	1,067
Reclassification of (gain) loss to net income	—	—	(41)	321	(54)	226
Foreign currency translation	133	—	(102)	(31)	—	—

Balance at December 31, 2013	12,751	(3,683)	1,150	(2,535)	314	7,997
Pre-tax amount	(22,833)	4,161	25	(3,828)	52	(22,423)
Tax (provision) benefit	—	(1,456)	—	(36)	—	(1,492)
Reclassification of (gain) loss to net income	—	—	(37)	4,678	(36)	4,605
Foreign currency translation	10	—	(14)	4	—	—

Balance at September 30, 2014	$(10,072)	$(978)	$1,124	$(1,717)	$330	$(11,313)

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Statements of Operations
	2014	2013	2014	2013	Location
Actuarial Gain (Loss) Related to Pension Liability: (1)
Pre-tax amount	$12	$16	$37	$45	Direct salaries and related costs
Tax (provision) benefit	—	—	—	—	Income taxes

Reclassification to net income	12	16	37	45

Gain (Loss) on Cash Flow Hedging Instruments: (2)
Pre-tax amount	(653)	(670)	(4,786)	104	Revenues
Tax (provision) benefit	(5)	125	108	113	Income taxes

Reclassification to net income	(658)	(545)	(4,678)	217

Gain (Loss) on Post Retirement Obligation: (1)
Pre-tax amount	13	14	36	44	General and administrative
Tax (provision) benefit	—	—	—	—	Income taxes

Reclassification to net income	13	14	36	44

Total reclassification of gain (loss) to net income	$(633)	$(515)	$(4,605)	$306

(1)	See Note 14, Defined Benefit Pension Plan and Postretirement Benefits, for further information.
(2)	See Note 5, Financial Derivatives, for further information.

Except as discussed in Note 11, Income Taxes, earnings associated with the Company’s investments in its foreign subsidiaries are considered to be indefinitely reinvested and no provision for income taxes on those earnings or translation adjustments have been provided.

Note 11. Income Taxes

The Company’s effective tax rate was 22.5% and 24.4% for the three months ended September 30, 2014 and 2013, respectively. The decrease in the effective tax rate is due to several factors, including fluctuations in earnings among the various jurisdictions in which the Company operates, none of which are individually material. The difference between the Company’s effective tax rate of 22.5% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the recognition of tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions, changes in unrecognized tax positions, adjustments of valuation allowances and tax credits, partially offset by the tax impact of permanent differences and foreign withholding taxes.

The Company’s effective tax rate was 23.4% and 21.3% for the nine months ended September 30, 2014 and 2013, respectively. The increase in the effective tax rate is due to several factors, including fluctuations in earnings among the various jurisdictions in which the Company operates, none of which are individually material. This increase was partially offset by the recognition in 2013 of the retroactive tax impact of The American Taxpayer Relief Act of 2012. The difference between the Company’s effective tax rate of 23.4% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the recognition of tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions, changes in unrecognized tax positions, adjustments of valuation allowances and tax credits, partially offset by the tax impact of permanent differences and foreign withholding taxes.

The Company has accrued $14.0 million and $15.0 million as of September 30, 2014 and December 31, 2013, respectively, excluding penalties and interest, for the liability for unrecognized tax benefits. As of September 30, 2014, $4.0 million of unrecognized tax benefits have been recorded to “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet in accordance with ASU 2013-11. The remaining $10.0 million of the unrecognized tax benefits at September 30, 2014 and the $15.0 million at December 31, 2013 are recorded in “Long-term income tax liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

In 2013, the Company executed offshore cash movements to take advantage of The American Taxpayer Relief Act of 2012 (the “Act”) passed on January 2, 2013. While the 2013 cash movements related to the Act are not taxable in the U.S., related foreign withholding taxes of $2.6 million were included in the provision for income taxes in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2013.

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

The Company is currently under audit in several tax jurisdictions. The Company has received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and the Company paid mandatory security deposits to Canada as part of this process. The total amount of deposits, net of fluctuations in the foreign exchange rate, are $16.4 million and $17.3 million as of September 30, 2014 and December 31, 2013, respectively, and are included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets. Although the outcome of examinations by taxing authorities is always uncertain, the Company believes it is adequately reserved for these audits and resolution is not expected to have a material impact on its financial condition and results of operations.

The significant tax jurisdictions currently under audit are as follows:

Tax Jurisdiction	Tax Year Ended
Canada	2003 to 2009
Philippines	2009 and 2010
United States	2011 and 2012

Note 12. Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock appreciation rights, restricted stock, restricted stock units and shares held in a rabbi trust using the treasury stock method.

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic:
Weighted average common shares outstanding	42,704	42,785	42,721	42,918
Diluted:
Dilutive effect of stock appreciation rights, restricted stock, restricted stock units and shares held in a rabbi trust	133	51	123	30

Total weighted average diluted shares outstanding	42,837	42,836	42,844	42,948

Anti-dilutive shares excluded from the diluted earnings per share calculation	30	56	4	18

On August 18, 2011, the Company’s Board authorized the Company to purchase up to 5.0 million shares of its outstanding common stock (the “2011 Share Repurchase Program”). A total of 3.6 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

The shares repurchased under the Company’s share repurchase programs were as follows (in thousands, except per share amounts):

	Total Number			Total Cost of
	of Shares	Range of Prices Paid Per Share		Shares
	Repurchased	Low	High	Repurchased
Three Months Ended:
September 30, 2014	138	$19.82	$20.00	$2,745
September 30, 2013	69	$16.91	$16.99	$1,185
Nine Months Ended:
September 30, 2014	268	$19.82	$20.00	$5,350
September 30, 2013	341	$15.61	$16.99	$5,479

Note 13. Commitments and Loss Contingency

Commitments

During the nine months ended September 30, 2014, the Company entered into several leases in the ordinary course of business. The following is a schedule of future minimum rental payments required under operating leases that have noncancelable lease terms as of September 30, 2014 (in thousands):

Amount
2014 (remaining three months)	$552
2015	3,688
2016	3,601
2017	3,019
2018	3,274
2019	2,528
2020 and thereafter	5,549

Total minimum payments required	$22,211

During the nine months ended September 30, 2014, the Company entered into agreements with third-party vendors in the ordinary course of business whereby the Company committed to purchase goods and services used in its normal operations. These agreements, which are not cancelable, generally range from one to five year periods and contain fixed or minimum annual commitments. Certain of these agreements allow for renegotiation of the minimum annual commitments based on certain conditions. The following is a schedule of the future minimum purchases remaining under the agreements as of September 30, 2014 (in thousands):

Amount
2014 (remaining three months)	$3,824
2015	12,542
2016	10,686
2017	4,495
2018	173
2019	179
2020 and thereafter	759

Total minimum payments required	$32,658

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

Note 14. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The following table provides information about the net periodic benefit cost for the Company’s pension plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$101	$85	$302	$252
Interest cost	31	28	92	84
Recognized actuarial (gains)	(13)	(15)	(37)	(45)

Net periodic benefit cost	$119	$98	$357	$291

Employee Retirement Savings Plans

The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matches 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company’s contributions included in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
401(k) plan contributions	$214	$201	$694	$679

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

	September 30, 2014	December 31, 2013
Postretirement benefit obligation	$58	$81
Unrealized gains (losses) in AOCI (1)	$330	$314

(1)	Unrealized gains (losses) are due to changes in discount rates related to the postretirement obligation.

Note 15. Stock-Based Compensation

The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. The following table summarizes the stock-based compensation expense (primarily in the Americas), income tax benefits related to the stock-based compensation and excess tax benefits (deficiencies) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation (expense) (1)	$(2,738)	$(1,391)	$(4,429)	$(3,581)
Income tax benefit (2)	958	486	1,550	1,253
Excess tax benefit (deficiency) from stock-based compensation (3)	—	—	(30)	(34)

(1)	Included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.
(2)	Included in “Income taxes” in the accompanying Condensed Consolidated Statements of Operations.
(3)	Included in “Additional paid-in capital” in the accompanying Condensed Consolidated Statements of Changes in Shareholders’ Equity.

There were no capitalized stock-based compensation costs as of September 30, 2014 and December 31, 2013.

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

Stock Appreciation Rights — The Board, at the recommendation of the Compensation Committee (the “Committee”), has approved in the past, and may approve in the future, awards of stock-settled stock appreciation rights (“SARs”) for eligible participants. SARs represent the right to receive, without payment to the Company, a certain number of shares of common stock, as determined by the Committee, equal to the amount by which the fair market value of a share of common stock at the time of exercise exceeds the grant price. The SARs are granted at the fair market value of the Company’s common stock on the date of the grant and vest one-third on each of the first three anniversaries of the date of grant, provided the participant is employed by the Company on such date. The SARs have a term of 10 years from the date of grant. The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions.

The following table summarizes the assumptions used to estimate the fair value of SARs granted:

	Nine Months Ended September 30,
	2014	2013
Expected volatility	38.9%	45.2%
Weighted-average volatility	38.9%	45.2%
Expected dividend rate	0.0%	0.0%
Expected term (in years)	5.0	5.0
Risk-free rate	1.7%	0.8%

The following table summarizes SARs activity as of September 30, 2014 and for the nine months then ended:

Stock Appreciation Rights	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2014	963	$—
Granted	246	$—
Exercised	(70)	$—
Forfeited or expired	(173)	$—

Outstanding at September 30, 2014	966	$—	7.2	$2,173

Vested or expected to vest at September 30, 2014	966	$—	7.2	$2,173

Exercisable at September 30, 2014	555	$—	6.0	$1,134

The following table summarizes information regarding SARs granted and exercised (in thousands, except per SAR amounts):

	Nine Months Ended September 30,
	2014	2013
Number of SARs granted	246	318
Weighted average grant-date fair value per SAR	$7.20	$6.08
Intrinsic value of SARs exercised	$333	$—
Fair value of SARs vested	$1,553	$1,298

The following table summarizes nonvested SARs activity as of September 30, 2014 and for the nine months then ended:

Nonvested Stock Appreciation Rights	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2014	535	$6.17
Granted	246	$7.20
Vested	(246)	$6.31
Forfeited or expired	(124)	$6.48

Nonvested at September 30, 2014	411	$6.61

As of September 30, 2014, there was $2.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested SARs granted under the 2011 Plan and 2001 Plan. This cost is expected to be recognized over a weighted average period of 1.4 years.

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

The following table summarizes nonvested restricted shares/RSUs activity as of September 30, 2014 and for the nine months then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2014	1,367	$15.96
Granted	500	$19.77
Vested	(57)	$15.67
Forfeited or expired	(616)	$17.45

Nonvested at September 30, 2014	1,194	$16.80

The following table summarizes information regarding restricted shares/RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Nine Months Ended September 30,
	2014	2013
Number of restricted shares/RSUs granted	500	706
Weighted average grant-date fair value per restricted share/RSU	$19.77	$15.25
Fair value of restricted shares/RSUs vested	$895	$366

As of September 30, 2014, based on the probability of achieving the performance goals, there was $15.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted shares/RSUs granted under the 2011 Plan and 2001 Plan. This cost is expected to be recognized over a weighted average period of 1.6 years.

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

The following table summarizes nonvested common stock share award activity as of September 30, 2014 and for the nine months then ended:

Nonvested Common Stock Share Awards	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2014	9	$16.01
Granted	36	$20.15
Vested	(25)	$18.58
Forfeited or expired	—	$—

Nonvested at September 30, 2014	20	$20.18

The following table summarizes information regarding common stock share awards granted and vested (in thousands, except per share award amounts):

	Nine Months Ended September 30,
	2014	2013
Number of share awards granted	36	37
Weighted average grant-date fair value per share award	$20.15	$16.01
Fair value of share awards vested	$470	$519

As of September 30, 2014, there was $0.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock share awards granted under the 2004 Fee Plan. This cost is expected to be recognized over a weighted average period of 0.6 years.

Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board effective December 17, 1998 and amended on March 29, 2006, May 23, 2006 and August 20, 2014. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president, executive vice presidents and senior vice presidents and $7,500 per year for vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (see Note 6, Investments Held in Rabbi Trust). As of September 30, 2014 and December 31, 2013, liabilities of $7.1 million and $6.4 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.

Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $1.8 million and $1.6 million at September 30, 2014 and December 31, 2013, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes nonvested common stock activity as of September 30, 2014 and for the nine months then ended:

Nonvested Common Stock	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2014	6	$16.89
Granted	10	$20.34
Vested	(10)	$19.94
Forfeited or expired	(1)	$17.11

Nonvested at September 30, 2014	5	$17.45

The following table summarizes information regarding shares of common stock granted and vested (in thousands, except per common stock amounts):

	Nine Months Ended September 30,
	2014	2013
Number of shares of common stock granted	10	12
Weighted average grant-date fair value per common stock	$20.34	$16.30
Fair value of common stock vested	$198	$241
Cash used to settle the obligation	$518	$1,014

As of September 30, 2014, there was less than $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 2.4 years.

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

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Three Months Ended September 30, 2014:
Revenues	$267,421	$65,250		$332,671
Percentage of revenues	80.4%	19.6%		100.0%

Depreciation, net (2)	$10,304	$1,212		$11,516
Amortization of intangibles	$3,597	$—		$3,597

Income (loss) from operations	$28,294	$6,964	$(13,166)	$22,092
Other income (expense), net			(621)	(621)
Income taxes			(4,833)	(4,833)

Net income				$16,638

Total assets as of September 30, 2014	$1,091,661	$1,365,437	$(1,518,824)	$938,274

Three Months Ended September 30, 2013:
Revenues	$265,878	$56,265		$322,143
Percentage of revenues	82.5%	17.5%		100.0%

Depreciation, net (2)	$9,532	$1,145		$10,677
Amortization of intangibles	$3,699	$—		$3,699

Income (loss) from operations	$26,987	$3,423	$(11,631)	$18,779
Other income (expense), net			(58)	(58)
Income taxes			(4,575)	(4,575)

Net income				$14,146

Total assets as of September 30, 2013	$1,119,017	$1,377,992	$(1,547,118)	$949,891

	Americas	EMEA	Other (1)	Consolidated

Nine Months Ended September 30, 2014:
Revenues	$785,330	$192,268		$977,598
Percentage of revenues	80.3%	19.7%		100.0%

Depreciation, net (2)	$30,552	$3,584		$34,136
Amortization of intangibles	$10,907	$—		$10,907

Income (loss) from operations	$72,076	$11,409	$(36,488)	$46,997
Other income (expense), net			(940)	(940)
Income taxes			(10,769)	(10,769)

Net income				$35,288

Nine Months Ended September 30, 2013:
Revenues	$776,255	$151,867		$928,122
Percentage of revenues	83.6%	16.4%		100.0%

Depreciation, net (2)	$27,789	$3,074		$30,863
Amortization of intangibles	$11,171	$—		$11,171

Income (loss) from operations	$65,730	$3,354	$(34,811)	$34,273
Other income (expense), net			(926)	(926)
Income taxes			(7,087)	(7,087)

Net income				$26,260

(1)

Other items (including corporate costs, impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the tables above for the three and nine months ended September 30, 2014 and 2013. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenue and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

(2)	Depreciation is net of property grant amortization.

Note 17. Other Income (Expense)

Gains and losses resulting from foreign currency transactions are recorded in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations during the period in which they occur. Other income (expense) consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Foreign currency transaction gains (losses)	$13	$(470)	$644	$(3,204)
Gains (losses) on foreign currency derivative instruments not designated as hedges	(386)	546	(994)	2,776
Other miscellaneous income (expense)	(33)	280	208	570

	$(406)	$356	$(142)	$142

Note 18. Related Party Transactions

In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.1 million to the landlord during both the three months ended September 30, 2014 and 2013 and $0.3 million to the landlord during both the nine months ended September 30, 2014 and 2013 under the terms of the lease.

Note 19. Subsequent Event

In October 2014, the Company entered into a purchase agreement, subject to certain terms and conditions, to sell the fixed assets, land and building located in Bismarck, North Dakota for cash of $3.1 million (net of estimated selling costs of $0.2 million) resulting in an estimated net gain on disposal of property and equipment of $2.6 million. The sale is expected to close in November 2014. These assets, with a carrying value of $0.8 million and $0.9 million, were included in “Property and equipment” in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, respectively. Related to these assets were deferred property grants of $0.3 million and $0.4 million, which were included in “Deferred grants” in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

Tampa, FL

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of September 30, 2014, and the related condensed consolidated statements of operations and comprehensive income for the three- and nine-month periods ended September 30, 2014 and 2013, of changes in shareholders’ equity for the nine-month period ended September 30, 2014, and of cash flows for the nine-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

November 4, 2014

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

Executive Summary

We provide comprehensive customer contact management solutions and services to a wide range of clients including Fortune 1000 companies, medium-sized businesses, and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure and healthcare industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which include customer assistance, healthcare and roadside assistance, technical support and product sales to our clients’ customers. These services, which represented 98% of consolidated revenues during the three and nine months ended September 30, 2014, are delivered through multiple communication channels encompassing phone, e-mail, social media, text messaging and chat. We also provide various enterprise support services in the United States (“U.S.”) that include services for our client’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including multilingual sales order processing via the Internet and phone, payment processing, inventory control, product delivery, and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers throughout the United States, Canada, Europe, Latin America, Australia, the Asia Pacific Rim and Africa.

Results of Operations

The following table sets forth, for the periods indicated, the amounts presented in the accompanying Condensed Consolidated Statements of Operations as well as the changes between the respective periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2014	2013	2014 $ Change	2014	2013	2014 $ Change
Revenues	$332,671	$322,143	$10,528	$977,598	$928,122	$49,476

Operating expenses:
Direct salaries and related costs	221,598	215,001	6,597	664,308	628,848	35,460
General and administrative	73,868	73,987	(119)	221,250	222,967	(1,717)
Depreciation, net	11,516	10,677	839	34,136	30,863	3,273
Amortization of intangibles	3,597	3,699	(102)	10,907	11,171	(264)

Total operating expenses	310,579	303,364	7,215	930,601	893,849	36,752

Income from operations	22,092	18,779	3,313	46,997	34,273	12,724

Other income (expense):
Interest income	249	216	33	717	648	69
Interest (expense)	(464)	(630)	166	(1,515)	(1,716)	201
Other income (expense)	(406)	356	(762)	(142)	142	(284)

Total other income (expense)	(621)	(58)	(563)	(940)	(926)	(14)

Income before income taxes	21,471	18,721	2,750	46,057	33,347	12,710
Income taxes	4,833	4,575	258	10,769	7,087	3,682

Net income	$16,638	$14,146	$2,492	$35,288	$26,260	$9,028

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues

	Three Months Ended September 30,
	2014		2013
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$267,421	80.4%	$265,878	82.5%	$1,543
EMEA	65,250	19.6%	56,265	17.5%	8,985

Consolidated	$332,671	100.0%	$322,143	100.0%	$10,528

Consolidated revenues increased $10.5 million, or 3.3%, for the three months ended September 30, 2014 from the comparable period in 2013.

The increase in Americas’ revenues was due to new contract sales of $27.9 million, partially offset by end-of-life client programs of $14.5 million, lower volumes from existing contracts of $9.5 million and a negative foreign currency impact of $2.4 million. Revenues from our offshore operations represented 40.7% of Americas’ revenues, compared to 40.6% for the comparable period in 2013. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our continual focus to re-price or replace certain sub-profitable target client programs.

The increase in EMEA’s revenues was due to new contract sales of $6.3 million and higher volumes from existing contracts of $4.4 million, partially offset by end-of-life client programs of $1.2 million and a negative foreign currency impact of $0.5 million.

On a consolidated basis, we had 41,000 brick-and-mortar seats as of September 30, 2014, a decrease of 100 seats from the comparable period in 2013. This decrease in seats was primarily due to on-going capacity rationalization. The capacity utilization rate on a combined basis was 79% compared to 75% in the comparable period in 2013. This increase was primarily due to demand growth.

On a geographic segment basis, 34,600 seats were located in the Americas, a decrease of 600 seats from the comparable period in 2013, and 6,400 seats were located in EMEA, an increase of 500 seats from the comparable period in 2013. Capacity utilization rates as of September 30, 2014 were 77% for the Americas and 88% for EMEA, compared to 73% and 85%, respectively, in the comparable period in 2013, primarily due to demand growth. We strive to attain an 85% capacity utilization metric at each of our locations.

We plan to add approximately 1,700 seats on a gross basis in 2014. Approximately 1,100 seats were added during the nine months ended September 30, 2014, with the remainder to be added in the fourth quarter of 2014. Total seat count on a net basis for the full year, however, is expected to decrease by approximately 1,300 seats as we continue to rationalize excess capacity.

Direct Salaries and Related Costs

	Three Months Ended September 30,
	2014		2013
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$176,642	66.1%	$174,795	65.7%	$1,847	0.4%
EMEA	44,956	68.9%	40,206	71.5%	4,750	-2.6%

Consolidated	$221,598	66.6%	$215,001	66.7%	$6,597	-0.1%

The increase of $6.6 million in direct salaries and related costs included a positive foreign currency impact of $2.9 million in the Americas and a positive foreign currency impact of $0.3 million in EMEA.

The increase in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher compensation costs of 0.4% driven by lower demand within the financial services vertical without a commensurate reduction in labor costs and higher other costs of 0.2%, partially offset by lower billable supply costs of 0.2%.

The decrease in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 4.3% driven by the increase in new client program ramp up costs in the prior period within the communications vertical as well as new client program growth within the technology vertical, and lower billable supply costs of 0.3%, partially offset by higher fulfillment materials costs of 0.9%, higher communication costs of 0.5%, higher recruiting costs of 0.3% and higher other costs of 0.3%.

General and Administrative

	Three Months Ended September 30,
	2014		2013
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$48,584	18.2%	$50,865	19.1%	$(2,281)	-0.9%
EMEA	12,118	18.6%	11,491	20.4%	627	-1.8%
Corporate	13,166	—	11,631	—	1,535	—

Consolidated	$73,868	22.2%	$73,987	23.0%	$(119)	-0.8%

The decrease of $0.1 million in general and administrative expenses included a positive foreign currency impact of $0.6 million in the Americas and a positive foreign currency impact of less than $0.1 million in EMEA.

The decrease in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to lower facility-related costs of 0.3%, lower other taxes of 0.2%, lower legal and professional fees of 0.2% and lower other costs of 0.2%.

The decrease in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to lower facility-related costs of 0.6%, lower communication costs of 0.4%, lower compensation costs of 0.3%, lower travel costs of 0.2% and lower other costs of 0.3%.

The increase of $1.5 million in Corporate’s general and administrative expenses was primarily attributable to higher compensation costs of $1.5 million, higher insurance costs of $0.3 million and other costs of $0.1 million, partially offset by lower legal and professional fees of $0.2 million and lower software maintenance costs of $0.2 million.

Depreciation and Amortization

	Three Months Ended September 30,
	2014		2013
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$10,304	3.9%	$9,532	3.6%	$772	0.3%
EMEA	1,212	1.9%	1,145	2.0%	67	-0.1%

Consolidated	$11,516	3.5%	$10,677	3.3%	$839	0.2%

Amortization of intangibles:
Americas	$3,597	1.3%	$3,699	1.4%	$(102)	-0.1%
EMEA	—	0.0%	—	0.0%	—	0.0%

Consolidated	$3,597	1.1%	$3,699	1.1%	$(102)	0.0%

The increase in depreciation was primarily due to net fixed asset additions.

The decrease in amortization was primarily due to certain fully amortized intangible assets.

Other Income (Expense)

	Three Months Ended September 30,
(in thousands)	2014	2013	$ Change
Interest income	$249	$216	$33

Interest (expense)	$(464)	$(630)	$166

Other income (expense):
Foreign currency transaction gains (losses)	$13	$(470)	$483
Gains (losses) on foreign currency derivative instruments not designated as hedges	(386)	546	(932)
Other miscellaneous income (expense)	(33)	280	(313)

Total other income (expense)	$(406)	$356	$(762)

Interest income remained consistent with the comparable period in 2013.

The decrease in interest (expense) was primarily due to a decrease in the amount of average outstanding borrowings from the comparable period in 2013.

Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in “Accumulated other comprehensive income (loss)” in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Income Taxes

	Three Months Ended September 30,
(in thousands)	2014	2013	$ Change
Income before income taxes	$21,471	$18,721	$2,750
Income taxes	$4,833	$4,575	$258

			% Change
Effective tax rate	22.5%	24.4%	-1.9%

The increase in income taxes in 2014 compared to 2013 is due to several factors, including fluctuations in earnings among the various jurisdictions in which we operate, none of which are individually material.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues

	Nine Months Ended September 30,
	2014		2013
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$785,330	80.3%	$776,255	83.6%	$9,075
EMEA	192,268	19.7%	151,867	16.4%	40,401

Consolidated	$977,598	100.0%	$928,122	100.0%	$49,476

Consolidated revenues increased $49.5 million, or 5.3%, for the nine months ended September 30, 2014 from the comparable period in 2013.

The increase in Americas’ revenues was primarily due to new contract sales of $52.8 million and higher volumes from existing contracts of $8.4 million, partially offset by end-of-life client programs of $33.2 million and a negative foreign currency impact of $18.9 million. Revenues from our offshore operations represented 38.8% of Americas’ revenues, compared to 40.4% for the comparable period in 2013. While operating margins generated offshore are generally comparable to those in the United States, our ability to maintain these offshore operating margins longer term is difficult to predict due to potential increased competition for the available workforce, the trend of higher occupancy costs and costs of functional currency fluctuations in offshore markets. We weight these factors in our continual focus to re-price or replace certain sub-profitable target client programs.

The increase in EMEA’s revenues was primarily due to higher volumes from existing contracts of $28.7 million, new contract sales of $12.4 million and a positive foreign currency impact of $2.9 million, partially offset by end-of-life client programs of $3.6 million.

Direct Salaries and Related Costs

	Nine Months Ended September 30,
	2014		2013
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$525,030	66.9%	$517,407	66.7%	$7,623	0.2%
EMEA	139,278	72.4%	111,441	73.4%	27,837	-1.0%

Consolidated	$664,308	68.0%	$628,848	67.8%	$35,460	0.2%

The increase of $35.5 million in direct salaries and related costs included a positive foreign currency impact of $17.4 million in the Americas and a negative foreign currency impact of $2.1 million in EMEA.

The increase in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher compensation costs of 0.6% driven by lower demand within the communications and financial services verticals without a commensurate reduction in labor costs, partially offset by lower auto tow claim costs of 0.3% and lower other costs of 0.1%.

The decrease in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 1.4% driven by the increase in new client program ramp up costs in the prior period in the communications vertical as well as new client program growth within the technology vertical, and lower billable supply costs of 0.4%, partially offset by higher communications costs of 0.2%, higher recruiting costs of 0.2% and higher other costs of 0.4%.

General and Administrative

	Nine Months Ended September 30,
	2014		2013
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$146,765	18.7%	$154,158	19.9%	$(7,393)	-1.2%
EMEA	37,997	19.8%	33,998	22.4%	3,999	-2.6%
Corporate	36,488	—	34,811	—	1,677	—

Consolidated	$221,250	22.6%	$222,967	24.0%	$(1,717)	-1.4%

The decrease of $1.7 million in general and administrative expenses included a positive foreign currency impact of $4.2 million in the Americas and a negative foreign currency impact of $0.7 million in EMEA.

The decrease in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to lower facility-related costs of 0.4%, lower legal and professional costs of 0.2%, lower consulting costs of 0.1%, lower merger and integration costs of 0.1% and lower other costs of 0.4%.

The decrease in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to lower facility-related costs of 0.9%, lower compensation costs of 0.8%, lower travel costs of 0.3%, lower communication costs of 0.2%, lower legal and professional fees of 0.1% and lower other costs of 0.3%.

The increase of $1.7 million in Corporate’s general and administrative expenses was primarily attributable to higher compensation costs of $0.9 million, higher legal and professional fees of $0.7 million, higher consulting costs of $0.4 million, higher facility-related costs of $0.2 million, higher insurance costs of $0.2 million and higher other costs of $0.2 million, partially offset by lower merger and integration costs of $0.6 million and lower software maintenance costs of $0.3 million.

Depreciation and Amortization

	Nine Months Ended September 30,
	2014		2013
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$30,552	3.9%	$27,789	3.6%	$2,763	0.3%
EMEA	3,584	1.9%	3,074	2.0%	510	-0.1%

Consolidated	$34,136	3.5%	$30,863	3.3%	$3,273	0.2%

Amortization of intangibles:
Americas	$10,907	1.4%	$11,171	1.4%	$(264)	0.0%
EMEA	—	0.0%	—	0.0%	—	0.0%

Consolidated	$10,907	1.1%	$11,171	1.2%	$(264)	-0.1%

The increase in depreciation was primarily due to net fixed asset additions.

The decrease in amortization was primarily due to certain fully amortized intangible assets.

Other Income (Expense)

	Nine Months Ended September 30,
(in thousands)	2014	2013	$ Change
Interest income	$717	$648	$69

Interest (expense)	$(1,515)	$(1,716)	$201

Other income (expense):
Foreign currency transaction gains (losses)	$644	$(3,204)	$3,848
Gains (losses) on foreign currency derivative instruments not designated as hedges	(994)	2,776	(3,770)
Other miscellaneous income (expense)	208	570	(362)

Total other income (expense)	$(142)	$142	$(284)

The increase in interest income was primarily due to an increase in the amount of average invested funds from the comparable period in 2013.

The decrease in interest (expense) was primarily due to a decrease in the amount of average outstanding borrowings from the comparable period in 2013.

Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in “Accumulated other comprehensive income (loss)” in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Income Taxes

	Nine Months Ended September 30,
(in thousands)	2014	2013	$ Change
Income before income taxes	$46,057	$33,347	$12,710
Income taxes	$10,769	$7,087	$3,682

			% Change
Effective tax rate	23.4%	21.3%	2.1%

The increase in income taxes in 2014 compared to 2013 is due to several factors, including fluctuations in earnings among the various jurisdictions in which we operate, none of which are individually material. This increase was partially offset by a $2.6 million foreign withholding tax recognized in 2013.

Client Concentration

Our top ten clients accounted for approximately 47.9% and 46.7% of our consolidated revenues in the three and nine months ended September 30, 2014, respectively, compared to approximately 47.2% and 46.3% of our consolidated revenues in the three and nine months ended September 30, 2013, respectively.

Total revenues from AT&T Corporation, a major provider of communication services for which we provide various customer support services over several distinct lines of AT&T businesses, were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$56,240	16.9%	$45,111	14.0%	$151,302	15.5%	$117,353	12.6%
EMEA	881	0.3%	881	0.3%	2,682	0.3%	2,624	0.3%

	$57,121	17.2%	$45,992	14.3%	$153,984	15.8%	$119,977	12.9%

Total revenues from our next largest client, which was in the financial services vertical market in each period, were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Next largest client	$16,997	5.1%	$17,733	5.5%	$53,794	5.5%	$53,734	5.8%

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

Business Outlook

For the twelve months ended December 31, 2014, we anticipate the following financial results:

•	Revenues in the range of $1,323.0 million to $1,328.0 million;

•	Effective tax rate of approximately 24%;

•	Fully diluted share count of approximately 42.8 million;

•	Diluted earnings per share of approximately $1.26 to $1.30; and

•	Capital expenditures in the range of $49.0 million to $50.0 million

Not included in this guidance is the impact of any future acquisitions, share repurchase activities or a potential sale of previously exited customer contact management centers.

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

On August 18, 2011, the Board authorized us to purchase up to 5.0 million shares of our outstanding common stock (the “2011 Share Repurchase Program”). A total of 3.6 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

The shares repurchased under our share repurchase programs were as follows (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Range of Prices Paid Per Share		Total Cost of Shares Repurchased
		Low	High
Three Months Ended:
September 30, 2014	138	$19.82	$20.00	$2,745
September 30, 2013	69	$16.91	$16.99	$1,185
Nine Months Ended:
September 30, 2014	268	$19.82	$20.00	$5,350
September 30, 2013	341	$15.61	$16.99	$5,479

During the nine months ended September 30, 2014, cash increased $66.7 million from operating activities, $0.1 million from proceeds from sale of property and equipment, $0.2 million from the release of restricted cash and $0.2 million from proceeds from grants. The increase in cash was offset by $35.7 million used for capital expenditures, $19.0 million to repay long-term debt, $5.4 million to repurchase common stock and $0.4 million to repurchase common stock for minimum tax withholding on equity awards, resulting in a $2.4 million decrease in available cash (including the unfavorable effects of foreign currency exchange rates on cash and cash equivalents of $9.1 million).

Net cash flows provided by operating activities for the nine months ended September 30, 2014 were $66.7 million, compared to $50.5 million for the comparable period in 2013. The $16.2 million increase in net cash flows from operating activities was due to a $9.0 million increase in net income, a $1.7 million increase in non-cash reconciling items such as depreciation, amortization, unrealized foreign currency transaction (gains) losses and deferred income taxes and a net increase of $5.5 million in cash flows from assets and liabilities. The $5.5 million increase in 2014 from 2013 in cash flows from assets and liabilities was principally a result of a $1.3 million decrease in accounts receivable, a $5.7 million decrease in other assets and a $2.0 million increase in taxes payable, partially offset by a $1.1 million decrease in deferred revenue and a $2.4 million decrease in other liabilities. The $5.7 million decrease in other assets was primarily due to the timing of the utilization of deferred tax assets in the nine months ended September 30, 2014 over the comparable period in 2013.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $35.7 million for the nine months ended September 30, 2014, compared to $45.6 million for the comparable period in 2013, a decrease of $9.9 million. In 2014, we anticipate capital expenditures in the range of $49.0 million to $50.0 million, primarily for new seat additions, facility upgrades, maintenance and systems infrastructure.

On May 3, 2012, we entered into a $245 million revolving credit facility (the “2012 Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (“KeyBank”). The 2012 Credit Agreement replaced our previous $75 million revolving credit facility dated February 2, 2010, as amended, which agreement was terminated simultaneous with entering into the 2012 Credit Agreement. The 2012 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. At September 30, 2014, we were in compliance with all loan requirements of the 2012 Credit Agreement and had $79.0 million and $98.0 million of outstanding borrowings under this facility as of September 30, 2014 and December 31, 2013, respectively, with an average daily utilization of $79.0 million and $110.4 million for the three months ended September 30, 2014 and 2013, respectively, and an average daily utilization of $88.5 million and $102.5 million for the nine months ended September 30, 2014 and 2013, respectively. During the three months ended September 30, 2014 and 2013, the related interest expense, excluding amortization of deferred loan fees, under our credit agreement was $0.3 million and $0.4 million, respectively, which represented a weighted average interest rate of 1.3% and 1.5%, respectively. During the nine months ended September 30, 2014 and 2013, the related interest expense, excluding amortization of deferred loan fees, under our credit agreement was $0.9 million and $1.1 million, respectively, which represented a weighted average interest rate of 1.3% and 1.5%, respectively.

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

We are currently under audit in several tax jurisdictions. We have received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and we paid mandatory security deposits to Canada as part of this process. The total amount of deposits, net of fluctuations in the foreign exchange rate, are $16.4 million and $17.3 million as of September 30, 2014 and December 31, 2013, respectively, and are included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets. Although the outcome of examinations by taxing authorities is always uncertain, we believe we are adequately reserved for these audits and resolution is not expected to have a material impact on our financial condition and results of operations.

As of September 30, 2014, we had $209.6 million in cash and cash equivalents, of which approximately 93.1%, or $195.1 million, was held in international operations and is deemed to be indefinitely reinvested offshore. These funds may be subject to additional taxes if repatriated to the United States, including withholding tax applied by the country of origin and an incremental U.S. income tax, net of allowable foreign tax credits. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions. We do not intend nor currently foresee a need to repatriate these funds. We expect our current domestic cash levels and cash flows from operations to be adequate to meet our domestic anticipated working capital needs, including investment activities such as capital expenditures and debt repayment for the next twelve months and the foreseeable future. However, from time to time, we may borrow funds under our 2012 Credit Agreement as a result of the timing of our working capital needs, including capital expenditures. Additionally, we expect our current foreign cash levels and cash flows from foreign operations to be adequate to meet our foreign anticipated working capital needs, including investment activities such as capital expenditures for the next twelve months and the foreseeable future.

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

Off-Balance Sheet Arrangements and Other

As of September 30, 2014, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table summarizes the material changes to our contractual cash obligations as of September 30, 2014, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years	Other
Operating leases (1)	$22,211	$552	$7,289	$6,293	$8,077	$—
Purchase obligations (2)	32,658	3,824	23,228	4,668	938	—

	$54,869	$4,376	$30,517	$10,961	$9,015	$—

(1)	Amounts represent the expected cash payments under our operating leases.
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

We serve a number of U.S.-based clients using customer contact management center capacity in The Philippines and Costa Rica, which are within our Americas segment. Although the contracts with these clients are priced in USDs, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine Pesos (“PHP”) and Costa Rican Colones (“CRC”), which represent FX exposures. Additionally, our EMEA segment services clients in Hungary and Romania where the contracts are priced in Euros (“EUR”), with a substantial portion of the costs incurred to render services under these contracts denominated in Hungarian Forints (“HUF”) and Romanian Leis (“RON”).

In order to hedge a portion of our anticipated cash flow requirements denominated in PHP, CRC, HUF and RON, we had outstanding forward contracts and options as of September 30, 2014 with counterparties through December 2015 with notional amounts totaling $144.4 million. As of September 30, 2014, we had net total derivative liabilities associated with these contracts with a fair value of $0.9 million, which will settle within the next 15 months. If the USD was to weaken against the PHP and CRC and the EUR was to weaken against the HUF and RON by 10% from current period-end levels, we would incur a loss of approximately $11.7 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We entered into forward exchange contracts with notional amounts totaling $51.6 million to hedge net investments in our foreign operations. The purpose of these derivative instruments is to protect against the risk that the net assets of certain foreign subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to our foreign currency-based investments in these subsidiaries. As of September 30, 2014, the fair value of these derivatives was a net asset of $1.9 million. The potential loss in fair value at September 30, 2014, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $4.9 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We also entered into forward exchange contracts with notional amounts totaling $64.5 million that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of September 30, 2014, the fair value of these derivatives was a net liability of $0.5 million. The potential loss in fair value at September 30, 2014, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $5.5 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of September 30, 2014, we had $79.0 million in borrowings outstanding under the revolving credit facility. Based on our level of variable rate debt outstanding during the three and nine months ended September 30, 2014, a 1.0% increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had an impact of $0.2 million and $0.7 million, respectively, on our results of operations.

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

As of September 30, 2014, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Below is a summary of stock repurchases for the three months ended September 30, 2014 (in thousands, except average price per share). See Note 12, Earnings Per Share, of “Notes to Condensed Consolidated Financial Statements” for information regarding our stock repurchase program.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
July 1, 2014 - July 31, 2014	—	$—	—	1,499
August 1, 2014 - August 31, 2014	37	$19.99	37	1,462
September 1, 2014 - September 30, 2014	101	$19.90	101	1,361

Total	138		138	1,361

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

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: November 4, 2014	By:	/s/ John Chapman
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