Form 10-K
period 2014-12-31
SYKES ENTERPRISES INC
filed 2015-02-19
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant computed by reference to the closing sales price of such shares on the NASDAQ Global Select Market on June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, was $920,160,566.

As of February 6, 2015, there were 43,291,264 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the Proxy Statement for the year 2015 Annual Meeting of Shareholders	Part III Items 10–14

PART I

Item 1. Business

General

Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES,” “our,” “us” or “we”) is a global leader in providing comprehensive outsourced customer contact management solutions and services in the business process outsourcing (“BPO”) arena. We provide an array of sophisticated customer contact management solutions to a wide range of clients including Fortune 1000 companies, medium-sized businesses and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure, healthcare and other industry verticals. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which includes customer assistance, healthcare and roadside assistance, technical support and product sales to our clients’ customers. These services are delivered through multiple communication channels including phone, e-mail, social media, text messaging and chat. We also provide various enterprise support services in the United States that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including order processing via the Internet and phone, inventory control, product delivery and product returns handling. (See Note 27, Segments and Geographic Information, of the accompanying “Notes to Consolidated Financial Statements” for further information on our segments.) Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers across six continents, including North America, South America, Europe, Asia, Australia and Africa. We deliver cost-effective solutions that enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.

SYKES was founded in 1977 in North Carolina and we moved our headquarters to Florida in 1993. In March 1996, we changed our state of incorporation from North Carolina to Florida. Our headquarters are located at 400 North Ashley Drive, Suite 2800, Tampa, Florida 33602, and our telephone number is (813) 274-1000.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as our proxy statements and other materials which are filed with, or furnished to, the Securities and Exchange Commission (“SEC”) are made available, free of charge, on or through our Internet website at www.sykes.com (click on “Company” then “Investor Relations” and then “SEC Filings” under the heading “Financial Reports and Filings”) as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

Industry Overview

The customer contact management industry is highly fragmented and significant in size. According to Ovum, an industry research firm, the total number of individuals, or agent positions, working in the customer contact management industry worldwide was estimated at roughly 9.6 million in 2014. With approximately 80% of the customer contact work done by in-house contact centers, the number of agent positions working for outsourcers such as SYKES, was estimated at 2.0 million in 2014. Both the outsourced and total agent positions are forecasted by Ovum to grow at compound annual growth rate of 5.1% and 2.9%, respectively, from 2014 to 2018. It is estimated that no single outsourcer has more than five percent of the total agent positions worldwide. Measured in dollar terms, the size of the outsourced portion of the customer contact management industry worldwide was estimated at approximately $64 billion in 2014, according to International Data Corporation (“IDC”), an industry research firm. IDC also estimates that the outsourced portion of the customer contact industry is expected to grow to approximately $81 billion by 2018, a compound annual growth rate of 6.1% from 2014 to 2018.

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

To address these needs, we offer comprehensive global customer contact management solutions that leverage both brick-and-mortar and virtual at-home agent delivery infrastructure. We provide consistent high-value support for our clients’ customers across the globe in a multitude of languages, leveraging our dynamic, secure communications infrastructure and our global footprint that reaches across 21 countries. This global footprint includes established brick-and-mortar operations in both onshore and offshore geographies where companies have access to high-quality customer contact management solutions at lower costs compared to other markets. We further complement our brick-and-mortar global delivery model with a highly differentiated and ready-made best-in-class virtual at-home agent delivery model, which we acquired through the Alpine Access, Inc. (“Alpine”) acquisition in August of 2012. By working in partnership with outsourcers, companies can ensure that the crucial task of retaining and growing their customer base is addressed while creating operating flexibility, enabling focus on their core competencies, ensuring service excellence and execution, achieving cost savings through a variable cost structure, leveraging scale, entering niche markets speedily, and efficiently allocating capital within their organizations.

Business Strategy

Broadly speaking, our value proposition to our clients is that of a trusted partner, which provides proven customer service solutions to Fortune 1000 companies that drive differentiation, brand loyalty and increased lifetime value of end customer relationships. By outsourcing their customer service solutions to us, clients are able to achieve designs of exceptional customer experience and drive tangible business impact with enhanced operational flexibility, lower operating costs and faster speed to market, all of which are at the center of our value proposition. At a tactical level, we deliver on this value proposition through consistent delivery of operational and client excellence. Our business strategy is to leverage this value proposition in order to capitalize on and increase our share of the large and underpenetrated addressable market opportunity for customer contact management services worldwide. We believe through successful execution of our business strategy, we could generate a healthy level of revenue growth and drive targeted long-term operating margins. To deliver on our long-term growth potential and operating margin objectives, we need to manage the key levers of our business strategy, the principles of which include the following:

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

Increasing Share of Seats Within Existing Clients and Winning New Clients. We provide customer contact management support to numerous multinational companies. With this client list, we have the opportunity to grow our client base. We strive to achieve this by winning a greater share of our clients’ in-house seats as well as gaining share from our competitors by providing consistently high-quality service as clients continue to consolidate their vendor base. In addition, as we further leverage our highly differentiated virtual at-home agent delivery capability internationally, using our knowledge of verticals and business lines, we plan to win new clients as a way to broaden our base of growth.

Diversifying Verticals and Expanding Service Lines. To mitigate the impact of any negative economic and product cycles on our growth rate, we continue to seek ways to diversify into verticals and service lines that have countercyclical features and healthy growth rates. We are targeting the following verticals for growth: communications, financial services, technology/consumer, healthcare and retail. These verticals cover various business lines, including wireless services, broadband, retail banking, credit card/consumer fraud protection, content moderation, telemedicine and soft and hard good retailers.

Maximizing Capacity Utilization Rates and Strategically Adding Seat Capacity. Revenues and profitability growth are driven by increasing the capacity utilization rate in conjunction with seat capacity additions. We plan to sustain our focus on increasing the capacity utilization rate by further penetrating existing clients, adding new clients and rationalizing underutilized seat capacity as deemed necessary. With greater operating flexibility resulting from the Alpine acquisition, we can rationalize underutilized capacity more efficiently and drive capacity utilization rates.

Broadening At-Home Agent and Brick-and-Mortar Global Delivery Footprint. Just as increased capacity utilization rates and increased seat capacity are key drivers of our revenues and profitability growth, where we deploy both the seat capacity and the virtual at-home agent delivery platform geographically is also important. By broadening and continuously strengthening our brick-and-mortar global delivery footprint and our virtual at-home agent delivery platform, we are able to meet both our existing and new clients’ customer contact management needs globally as they enter new markets. At the end of 2014, our global delivery brick-and-mortar footprint spanned 21 countries while our virtual at-home agent delivery platform spanned 40 states and eight provinces within the U.S. and Canada, respectively.

Creating Value-Added Service Enhancements. To improve both revenue and margin expansion, we will continue to introduce new service offerings and add-on enhancements. Multilingual customer support, sales and marketing, and back office services are examples of horizontal service offerings, while data analytics and process improvement products are examples of add-on enhancements. Additionally, with the rapid emergence of on-line communities, such as Facebook and Twitter, we continue to make on-going investments in our social media service offerings, which can be leveraged across both our brick-and-mortar and virtual at-home agent delivery platforms.

Continue to Grow Our Business Organically and through Acquisitions. We have grown our customer contact management outsourcing operations utilizing a strategy of both internal organic growth and external acquisitions. Our organic growth and acquisition strategy is to target markets, clients, verticals, delivery geographies and service mix that will expand our addressable market opportunity, and thus drive our organic growth. Entry into The Philippines, El Salvador, Romania and, recently, Colombia are examples of how we leveraged these delivery geographies to further penetrate our base of both existing and new clients, verticals and service mix in order to drive organic growth. While the Alpine acquisition is an example of how we used an acquisition to augment and differentiate our delivery model, the ICT Group, Inc. (“ICT”) acquisition is an example of how we used an acquisition to gain overall size and critical mass in key verticals, clients and geographies.

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

Services

We specialize in providing inbound outsourced customer contact management solutions in the BPO arena on a global basis. Our customer contact management services are provided through two reportable segments — the Americas and EMEA. The Americas region, representing 80.7% of consolidated revenues in 2014, includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim. The sites within Latin America and the Asia Pacific Rim are included in the Americas region as they provide a significant service delivery vehicle for U.S.-based companies that are utilizing our customer contact management solutions in these locations to support their customer care needs. In addition, the Americas region also includes revenues from our virtual at-home agent delivery solution, which serves markets in both the U.S. and Canada. The EMEA region, representing 19.3% of consolidated revenues in 2014, includes Europe, the Middle East and Africa. See Note 27, Segments and Geographic Information, of the accompanying “Notes to Consolidated Financial Statements” for further information on our segments. The following is a description of our customer contact management solutions:

Outsourced Customer Contact Management Services. Our outsourced customer contact management services represented approximately 98.2% of total 2014 consolidated revenues. Each year, we handle over 250 million customer contacts including phone, e-mail, social media, text messaging and chat throughout the Americas and EMEA regions. We provide these services utilizing our advanced technology infrastructure, human resource management skills and industry experience. These services include:

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

•	Customer acquisition — Our customer acquisition services are primarily focused on inbound and outbound up-selling of our clients’ products and services.

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

Fulfillment Services. In Europe, we offer fulfillment services that are integrated with our customer care and technical support services. Our fulfillment solutions include order processing via the Internet and phone, inventory control, product delivery and product returns handling.

Enterprise Support Services. In the United States, we provide a range of enterprise support services including technical staffing services and outsourced corporate help desk solutions.

Operations

Customer Contact Management Centers. We operate across 21 countries in 67 customer contact management centers, which breakdown as follows: 18 centers across Europe and Egypt, 21 centers in the United States, six centers in Canada, four centers in Australia and 18 centers offshore, including the People’s Republic of China, The Philippines, Costa Rica, El Salvador, India, Mexico and Brazil. In addition to our customer contact management centers, we employ approximately 8,700 at-home customer contact agents across 40 states in the U.S. and across eight provinces in Canada.

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

Enterprise Support Services Office. Our enterprise support services office, located in a metropolitan area in the United States, provides recruitment services for high-end knowledge workers, a local presence to service major accounts, and outsourced corporate help desk solutions.

Sales and Marketing

Our sales and marketing objective is to leverage our vertical expertise and global presence to develop long-term relationships with existing and future clients. Our customer contact management solutions have been developed to help our clients acquire, retain and increase the value of their customer relationships. Our plans for increasing our visibility and impacting the market include participation in market-specific industry associations, trade shows and seminars, content marketing to industry leading corporations, and consultative personal visits and solution designs.

We research and publish thought provoking perspectives on key industry issues, and use forums speaking engagements, articles and white papers, as well as our website and digital presence to establish our leadership position in the market.

Our sales force is composed of business development managers who pursue new business opportunities and strategic account managers who manage and grow relationships with existing accounts. We emphasize account development to strengthen relationships with existing clients. Business development management and strategic account managers are assigned to markets in their area of expertise in order to develop a complete understanding of each client’s particular needs, to form strong client relationships and encourage cross-selling of our other service offerings. We have inside customer sales representatives who receive customer inquiries and who provide pre-sales relationship development for the business development managers. We use a methodical approach to collecting client feedback through quarterly business reviews, annual strategic reviews, and through our bi-annual Voice of the Client program, which enables us to react to early warning signs, and quickly identify and remedy challenges. It also is used to highlight our most loyal clients, who we then work with to provide references, testimonials and joint speaking engagements at industry conferences.

As part of our marketing efforts, we invite existing and potential clients to experience our customer contact management centers and virtual at-home agent delivery operations, where we can demonstrate the expertise of our skilled staff in partnering to deliver new ways of growing clients’ customer satisfaction and retention rates, and thus profit, through timely, insightful and proven solutions. This forum allows us to demonstrate our capabilities to design, launch and scale programs. It also allows us to illustrate our best innovations in talent management, analytics, and digital channels, and how they can be best integrated into a program’s design.

Clients

We provide service to clients from our locations in the United States, Canada, Latin America, Australia, the Asia Pacific Rim, Europe and Africa. These clients are Fortune 1000 corporations, medium-sized businesses and public institutions, which span the communications, financial services, technology/consumer, transportation and leisure, healthcare and other industries. Revenue by industry vertical for 2014, as a percentage of our consolidated revenues, was 38% for communications, 24% for financial services, 17% for technology/consumer, 8% for transportation and leisure, 5% for healthcare, 2% for retail and 6% for all other verticals, including government and utilities. We believe our globally recognized client base presents opportunities for further cross marketing of our services.

Total revenues by segment from AT&T Corporation, a major provider of communication services for which we provide various customer support services, were as follows (in thousands):

	Years Ended December 31,
	2014		2013		2012
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$212,607	19.9%	$162,888	15.5%	$130,072	13.7%
EMEA	3,519	1.4%	3,513	1.7%	3,018	1.7%

	$216,126	16.3%	$166,401	13.2%	$133,090	11.8%

We have multiple distinct contracts with AT&T spread across multiple lines of businesses, which expire at varying dates between 2015 and 2017. We have historically renewed most of these contracts. However, there is no assurance that these contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts. Each line of business is governed by separate business terms, conditions and metrics. Each line of business also has a separate decision maker such that a loss of one line of business would not necessarily impact our relationship with the client and decision makers on other lines of business. The loss of (or the failure to retain a significant amount of business with) any of our key clients, including AT&T, could have a material adverse effect on our performance. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of our services under our contracts without penalty.

Total revenues by segment from our next largest client, which was in the financial services vertical in each of the years, were as follows (in thousands):

	Years Ended December 31,
	2014		2013		2012
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$70,255	6.6%	$73,226	7.0%	$70,311	7.4%
EMEA	—	0.0%	—	0.0%	—	0.0%

	$70,255	5.3%	$73,226	5.8%	$70,311	6.2%

Other than AT&T, total revenues by segment of our clients that each individually represent 10% or greater of that segment’s revenues in each of the years were as follows (in thousands):

	Years Ended December 31,
	2014		2013		2012
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$—	0.0%	$—	0.0%	$—	0.0%
EMEA	79,811	31.1%	55,123	25.9%	33,063	18.3%

	$79,811	6.0%	$55,123	4.4%	$33,063	2.9%

Our top ten clients accounted for approximately 46.8%, 45.9% and 47.8% of our consolidated revenues during the years ended December 31, 2014, 2013 and 2012, respectively.

Competition

The industry in which we operate is global and, therefore, highly fragmented and extremely competitive. While many companies provide customer contact management solutions and services, we believe no one company is dominant in the industry.

In most cases, our principal competition stems from our existing and potential clients’ in-house customer contact management operations. When it is not the in-house operations of a client or potential client, our public and private direct competition includes 24/7 Customer, Alorica, Arise, Atento, Concentrix, Convergys, Expert Global Solutions, iQor, LiveOps, Sitel, StarTek, Sutherland, Teleperformance, TeleTech, Transcom and Working Solutions, as well as the customer care arm of such companies as Accenture, Infosys, Mahindra Satyam, Wipro and Xerox, among others. There are other numerous and varied providers of such services, including firms specializing in various CRM consulting, other customer management solutions providers, niche or large market companies, as well as product distribution companies that provide fulfillment services. Some of these companies possess substantially greater resources, greater name recognition and a more established customer base than we do.

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

Intellectual Property

The success of our business depends, in part, on our proprietary technology and intellectual property. We rely on a combination of intellectual property laws and contractual arrangements to protect our intellectual property. We and our subsidiaries have registered various trademarks and service marks in the U.S. and/or other countries, including SYKES®, REAL PEOPLE. REAL SOLUTIONS®, SYKES HOME®, SYKES HOME POWERED BY ALPINE ACCESS®, SCIENCE OF SERVICE® and ALPINE ACCESS®. The duration of trademark and service mark registrations varies from country to country but may generally be renewed indefinitely as long as the marks are in use and their registrations are properly maintained. Our subsidiary, Alpine, was issued U.S. Patent No. 8,565,413 in 2013 which relates to a system and method for establishment and management of a remote agent call center. Alpine has several additional pending U.S. patent applications.

Employees

As of January 31, 2015, we had approximately 50,450 employees worldwide, including 37,800 customer contact agents handling technical and customer support inquiries at our centers, 8,700 at-home customer contact agents handling technical and customer support inquiries, 3,800 in management, administration, information technology, finance, sales and marketing roles, 30 in enterprise support services and 120 in fulfillment services. Our employees, with the exception of approximately 700 employees in Brazil and various European countries, are not union members and we have never suffered a material interruption of business as a result of a labor dispute. We consider our relations with our employees worldwide to be satisfactory.

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

Executive Officers

The following table provides the names and ages of our executive officers, and the positions and offices currently held by each of them:

Name	Age	Principal Position
Charles E. Sykes	52	President and Chief Executive Officer and Director
John Chapman	48	Executive Vice President and Chief Financial Officer
Lawrence R. Zingale	58	Executive Vice President, General Manager of Major Markets
Andrew J. Blanchard	57	Executive Vice President, Financial Services, Healthcare and Retail
Jenna R. Nelson	51	Executive Vice President, Human Resources
David L. Pearson	56	Executive Vice President and Chief Information Officer
James T. Holder	56	Executive Vice President, General Counsel and Corporate Secretary
William N. Rocktoff	52	Global Vice President and Corporate Controller

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

John Chapman, F.C.C.A, joined SYKES in September 2002 as Vice President, Finance, managing the EMEA finance function and was named Senior Vice President, EMEA Global Region in January 2012, adding operational responsibility. In April 2014, he was named Executive Vice President and Chief Financial Officer. Prior to joining SYKES, Mr. Chapman served as financial controller for seven years for Raytheon UK.

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

Andrew J. Blanchard joined SYKES in November 2014 as Executive Vice President, Financial Services, Healthcare and Retail. From 2013 until his joining SYKES, Mr. Blanchard served as Managing Partner at Avasant, a globally ranked third-party advisory and consulting firm. Prior to 2013, Mr. Blanchard had a 30-year career at Accenture, formerly Andersen Consulting, working across the organization in various leadership roles; subsequently being named Managing Director of a new division, which focused on the global customer contact management industry.

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

We derive a substantial portion of our revenues from a few key clients. Our top ten clients accounted for approximately 46.8% of our consolidated revenues in 2014. The loss of (or the failure to retain a significant amount of business with) any of our key clients could have a material adverse effect on our business, financial condition and results of operations. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short-term notice. Also, clients may unilaterally reduce their use of our services under these contracts without penalty. Thus, our contracts with our clients do not ensure that we will generate a minimum level of revenues.

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

Our business is labor-intensive and therefore wages, employee benefits and employment taxes constitute the largest component of our operating expenses. As a result, expansion of our business is dependent upon our ability to find cost-effective locations in which to operate, both domestically and internationally. Some of our customer contact management centers are located in countries that have experienced inflation and rising standards of living, which requires us to increase employee wages. In addition, collective bargaining is being utilized in an increasing number of countries in which we currently, or may in the future, desire to operate. Collective bargaining may result in material wage and benefit increases. If wage rates and benefits increase significantly in a country where we maintain customer contact management centers, we may not be able to pass those increased labor costs on to our clients, requiring us to search for other cost effective delivery locations. Additionally, some of our customer contact management centers are located in jurisdictions subject to minimum wage regulations, which may result in increased wages in the future. There is no assurance that we will be able to find such cost-effective locations, and even if we do, the costs of closing delivery locations and opening new customer contact management centers can adversely affect our financial results.

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

We intend to continue to pursue growth opportunities in markets outside the United States. At December 31, 2014, our international operations were conducted from 32 customer contact management centers located in Sweden, Finland, Germany, Egypt, Scotland, Denmark, Norway, Hungary, Romania, Slovakia, The Philippines, the People’s Republic of China, India and Australia. Revenues from these international operations for the years ended December 31, 2014, 2013, and 2012, were 39.9%, 38.7%, and 40.2% of consolidated revenues, respectively. We also conduct business from 14 customer contact management centers located in Canada, Colombia, Costa Rica, El Salvador, Mexico and Brazil. International operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, tariffs and taxes, import/export license requirements, the imposition of trade barriers, difficulties in staffing and managing international operations, political uncertainties, longer payment cycles, possible greater difficulties in accounts receivable collection, economic instability as well as political and country-specific risks.

Additionally, we have been granted tax holidays in The Philippines, Colombia, Costa Rica and El Salvador which expire at varying dates from 2015 through 2028. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will renew them. This could potentially result in adverse tax consequences, the impact of which is not practicable to estimate due to the inherent complexity of estimating critical variables such as long-term future profitability, tax regulations and rates in the multi-national tax environment in which we operate. Any one or more of these factors could have an adverse effect on our international operations and, consequently, on our business, financial condition and results of operations. The tax holidays decreased the provision for income taxes by $2.7 million, $4.7 million and $6.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, we had cash balances of approximately $194.4 million held in international operations, most of which would be subject to additional taxes if repatriated to the United States. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration is not practicable due to the inherent complexity of the multi-national tax environment in which we operate.

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

We provide services to our clients’ customers in 21 countries around the world. Accordingly, we are subject to numerous legal regimes on matters such as taxation, government sanctions, content requirements, licensing, tariffs, government affairs, data privacy and immigration as well as internal and disclosure control obligations. In the U.S., as well as several of the other countries in which we operate, some of our services must comply with various laws and regulations regarding the method and timing of placing outbound telephone calls. Violations of these various laws and regulations could result in liability for monetary damages, fines and/or criminal prosecution and unfavorable publicity. Changes in U.S. federal, state and international laws and regulations, specifically those relating to the outsourcing of jobs to foreign countries as well as recently enacted statutory and regulatory requirements related to derivative transactions, may adversely affect our ability to perform our services at our overseas facilities or could result in additional taxes on such services, or impact our flexibility to execute strategic hedges, thereby threatening or limiting our ability or the financial benefit to continue to serve certain markets at offshore locations, or the risks associated therewith.

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

Risks Related to Our Business Strategy

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

Item 1B. Unresolved Staff Comments

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the year ended December 31, 2014 relating to our periodic or current reports filed under the Securities Exchange Act of 1934.

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

As of December 31, 2014, excluding centers we have exited, we operated 70 centers that are classified as follows:

•	Multi-Client Centers — We own or lease space for these centers and serve multiple clients in each facility;

•	Managed Centers — These facilities are owned or leased by our clients and we staff and manage these sites on behalf of our clients in accordance with facility management contracts; and

•	Fulfillment Centers — We own or lease space for these centers and serve multiple clients in each facility.

As of December 31, 2014, our centers were located in the following countries:

	Multi-Client Centers	Managed Centers	Fulfillment Centers	Total Number of Centers
Americas
Australia	4	—	—	4
Brazil	1	—	—	1
Canada	6	—	—	6
Colombia	1	—	—	1
Costa Rica	4	—	—	4
El Salvador	1	—	—	1
India	1	—	—	1
Mexico	1	—	—	1
People’s Republic of China	3	—	—	3
The Philippines	6	—	—	6
United States of America	21	—	—	21

Total Americas centers	49	—	—	49

EMEA
Denmark	1	—	—	1
Egypt	1	—	—	1
Finland	1	—	—	1
Germany	4	—	—	4
Hungary	1	—	—	1
Netherlands	—	1	—	1
Norway	1	—	—	1
Romania	1	—	—	1
Scotland	3	—	1	4
Slovakia	1	—	—	1
Sweden	4	—	1	5

Total EMEA centers	18	1	2	21

Total centers	67	1	2	70

The leases for our centers have remaining terms ranging from one to twenty years and generally contain renewal options. We believe our existing facilities are suitable and adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any physical expansion or any space required due to expiring leases not renewed. We operate from time to time in temporary facilities to accommodate growth before new centers are available. At December 31, 2014, our centers, taken as a whole, were utilized at average capacities of approximately 79% and were capable of supporting a higher level of market demand.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Securities

Our common stock is quoted on the NASDAQ Global Select Market under the symbol SYKE. The following table sets forth, for the periods indicated, certain information as to the high and low intraday sale prices per share of our common stock as quoted on the NASDAQ Global Select Market.

	High	Low
Year Ended December 31, 2014:
Fourth Quarter	$24.71	$19.47
Third Quarter	22.37	19.01
Second Quarter	21.79	19.05
First Quarter	21.79	18.60

Year Ended December 31, 2013:
Fourth Quarter	$23.29	$17.08
Third Quarter	18.27	15.59
Second Quarter	16.58	13.95
First Quarter	16.48	14.45

Holders of our common stock are entitled to receive dividends out of the funds legally available when and if declared by the Board of Directors. We have not declared or paid any cash dividends on our common stock in the past and do not anticipate paying any cash dividends in the foreseeable future.

As of February 10, 2015, there were 860 holders of record of the common stock. We estimate there were approximately 8,900 beneficial owners of our common stock.

Below is a summary of stock repurchases for the quarter ended December 31, 2014 (in thousands, except average price per share).

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
October 1, 2014 – October 31, 2014	362	$19.92	362	999
November 1, 2014 – November 30, 2014	—	$—	—	999
December 1, 2014 – December 31, 2014	—	$—	—	999

Total	362		362	999

(1)

All shares purchased as part of the repurchase plan publicly announced on August 18, 2011. Total number of shares approved for repurchase under the 2011 Share Repurchase Plan was 5.0 million with no expiration date.

Five-Year Stock Performance Graph

The following graph presents a comparison of the cumulative shareholder return on the common stock with the cumulative total return on the NASDAQ Computer and Data Processing Services Index, the NASDAQ Telecommunications Index, the Russell 2000 Index, the S&P Small Cap 600 and the SYKES Peer Group (as defined below). The SYKES Peer Group is comprised of publicly traded companies that derive a substantial portion of their revenues from call center, customer care business, have similar business models to SYKES, and are those most commonly compared to SYKES by industry analysts following SYKES. This graph assumes that $100 was invested on December 31, 2009 in SYKES common stock, the NASDAQ Computer and Data Processing Services Index, the NASDAQ Telecommunications Index, the Russell 2000 Index, the S&P Small Cap 600 and SYKES Peer Group, including reinvestment of dividends.

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

We sold our operations in Spain during 2012 and our operations in Argentina in 2010. Accordingly, we have reclassified the selected financial data for all periods presented to reflect these results as discontinued operations in accordance with Accounting Standards Codification 205-20 “Discontinued Operations”.

The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the accompanying Consolidated Financial Statements and related notes thereto.

	Years Ended December 31,
(in thousands, except per share data)	2014	2013	2012	2011	2010
Income Statement Data: (1)
Revenues	$1,327,523	$1,263,460	$1,127,698	$1,169,267	$1,121,911
Income from continuing operations (2,3,4,5,6,9,10)	79,555	53,527	47,779	65,535	37,981
Income from continuing operations, net of taxes (2,3,4,5,6,9,10)	57,791	37,260	39,950	52,314	26,115
(Loss) from discontinued operations, net of taxes (7)	—	—	(820)	(4,532)	(12,893)
Gain (loss) on sale of discontinued operations, net of taxes (8)	—	—	(10,707)	559	(23,495)
Net income (loss)	57,791	37,260	28,423	48,341	(10,273)

Net Income (Loss) Per Common Share: (1)
Basic:
Continuing operations (2,3,4,5,6,9,10)	$1.36	$0.87	$0.93	$1.15	$0.57
Discontinued operations (7,8)	—	—	(0.27)	(0.09)	(0.79)

Net income (loss) per common share	$1.36	$0.87	$0.66	$1.06	$(0.22)

Diluted:
Continuing operations (2,3,4,5,6,9,10)	$1.35	$0.87	$0.93	$1.15	$0.57
Discontinued operations (7,8)	—	—	(0.27)	(0.09)	(0.79)

Net income (loss) per common share	$1.35	$0.87	$0.66	$1.06	$(0.22)

Weighted Average Common Shares: (1)
Basic	42,609	42,877	43,105	45,506	46,030
Diluted	42,814	42,925	43,148	45,607	46,133

Balance Sheet Data: (1,11)
Total assets	$944,500	$950,261	$908,689	$769,130	$794,600
Long-term debt	75,000	98,000	91,000	—	—
Shareholders’ equity	658,218	635,704	606,264	573,566	583,195

(1)

The amounts for 2014, 2013 and 2012 include the Alpine acquisition completed on August 20, 2012. See Note 2, Acquisition of Alpine Access, Inc., for further information. The amounts for all periods presented include the ICT acquisition completed on February 2, 2010.

(2)	The amounts for 2014 include a $2.0 million net gain on disposal of property and equipment and a $0.1 million impairment of long-lived assets.

(3)	The amounts for 2013 include $2.1 million in Alpine acquisition-related costs and a $0.2 million net loss on disposal of property and equipment.

(4)

The amounts for 2012 include $4.8 million in Alpine acquisition-related costs, a $0.4 million net loss on the disposal of property and equipment, a $0.1 million gain on insurance settlement and a $0.4 million impairment of long-lived assets.

(5)

The amounts for 2011 include $11.8 million in ICT acquisition-related costs, a $3.7 million net gain on the sale of the land and building in Minot, North Dakota, a $0.5 million net gain on insurance settlement and a $1.7 million impairment of long-lived assets.

(6)

The amounts for 2014, 2013, 2012, 2011 and 2010 include $(0.3) million, $0.3 million, $1.8 million, $5.3 million and $11.0 million, respectively, related to the Exit Plans. See Note 4, Costs Associated with Exit or Disposal Activities, for further information.

(7)

The amounts for all periods presented include the operations in Spain and Argentina, which were sold in 2012 and 2010, respectively. See Note 3, Discontinued Operations, for futher information on the sale of the Spanish operations.

(8)

The amounts include the gain (loss) on sale of the operations in Spain in 2012 and Argentina in 2011 and 2010. See Note 3, Discontinued Operations, for futher information for futher information on the sale of the Spanish operations.

(9)	The amounts for 2011 and 2010 each include a $0.4 million recovery of regulatory penalties.

(10)

The amounts for 2010 include $46.3 million in ICT acquisition-related costs, a $3.3 million impairment of long-lived assets, a $2.0 million net gain on insurance settlement and a $0.4 million impairment of goodwill and intangibles.

(11)	The Company has not declared cash dividends per common share for any of the five years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and the notes thereto that appear elsewhere in this Annual Report on Form 10-K. The following discussion and analysis compares the year ended December 31, 2014 (“2014”) to the year ended December 31, 2013 (“2013”), and 2013 to the year ended December 31, 2012 (“2012”).

The following discussion and analysis and other sections of this document contain forward-looking statements that involve risks and uncertainties. Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. Future events and actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis and in this Annual Report on Form 10-K for the year ended December 31, 2014 in Item 1.A., “Risk Factors.”

Executive Summary

We provide comprehensive customer contact management solutions and services to a wide range of clients including Fortune 1000 companies, medium-sized businesses and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure and healthcare industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which include customer assistance, healthcare and roadside assistance, technical support and product sales to our clients’ customers. These services, which represented 98.2% of consolidated revenues in 2014, are delivered through multiple communication channels encompassing phone, e-mail, social media, text messaging and chat. We also provide various enterprise support services in the United States (“U.S.”) that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including order processing via the Internet and phone, inventory control, product delivery, and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers throughout the United States, Canada, Europe, Latin America, Australia, the Asia Pacific Rim and Africa.

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

Acquisition of Alpine Access, Inc.

On August 20, 2012, we completed the acquisition of Alpine Access, Inc. (“Alpine”), a Delaware corporation and an industry leader in the virtual at-home agent space – recruiting, training, managing and delivering award-winning customer contact management services through a secured and proprietary virtual call center environment with its operations located in the United States and Canada. We refer to such acquisition herein as the “Alpine acquisition.”

We acquired Alpine to: create significant competitive differentiation for quality, speed to market, scalability and flexibility driven by proprietary, internally-developed software, systems, processes and other intellectual property which uniquely overcome the challenges of the virtual at-home agent delivery model; strengthen our current service portfolio and go-to-market offering while expanding the breadth of clients with minimal client overlap; broaden the addressable market opportunity within existing and new verticals as well as clients; expand the addressable pool of skilled labor; leverage operational best practices across our global platform, with the potential to convert more of its fixed cost to variable cost; and further enhance the growth and margin profile to drive shareholder value. This resulted in our paying a substantial premium for Alpine resulting in the recognition of goodwill.

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

Discontinued Operations

In March 2012, we sold our operations in Spain (the “Spanish operations”), pursuant to an asset purchase agreement dated March 29, 2012 and a stock purchase agreement dated March 30, 2012. We have reflected the operating results related to the operations in Spain as discontinued operations in the accompanying Consolidated Statement of Operations for the year ended December 31, 2012. This business was historically reported as part of the EMEA segment.

See “Results of Operations — Discontinued Operations” later in this Item 7 for more information. Unless otherwise noted, discussions below pertain only to our continuing operations.

Results of Operations

The following table sets forth, for the years indicated, the amounts reflected in the accompanying Consolidated Statements of Operations as well as the changes between the respective years:

	Years Ended December 31,
			2014		2013
(in thousands)	2014	2013	$ Change	2012	$ Change
Revenues	$1,327,523	$1,263,460	$64,063	$1,127,698	$135,762

Operating expenses:
Direct salaries and related costs	892,110	855,266	36,844	737,952	117,314
General and administrative	298,040	297,519	521	290,373	7,146
Depreciation, net	45,363	42,084	3,279	40,369	1,715
Amortization of intangibles	14,396	14,863	(467)	10,479	4,384
Net (gain) loss on disposal of property and equipment	(2,030)	201	(2,231)	391	(190)
Impairment of long-lived assets	89	—	89	355	(355)

Total operating expenses	1,247,968	1,209,933	38,035	1,079,919	130,014

Income from operations	79,555	53,527	26,028	47,779	5,748

Other income (expense):
Interest income	958	866	92	1,458	(592)
Interest (expense)	(2,011)	(2,307)	296	(1,547)	(760)
Other (expense)	(1,343)	(761)	(582)	(2,533)	1,772

Total other income (expense)	(2,396)	(2,202)	(194)	(2,622)	420

Income from continuing operations before income taxes	77,159	51,325	25,834	45,157	6,168
Income taxes	19,368	14,065	5,303	5,207	8,858

Income from continuing operations, net of taxes	57,791	37,260	20,531	39,950	(2,690)
(Loss) from discontinued operations, net of taxes	—	—	—	(820)	820
(Loss) on sale of discontinued operations, net of taxes	—	—	—	(10,707)	10,707

Net income	$57,791	$37,260	$20,531	$28,423	$8,837

The following table sets forth, for the years indicated, the amounts presented in the accompanying Consolidated Statements of Operations as a percentage of revenues:

	Years Ended December 31,
	2014	2013	2012
Percentage of Revenue:
Revenues	100.0%	100.0%	100.0%
Direct salaries and related costs	67.2	67.7	65.4
General and administrative	22.5	23.5	25.8
Depreciation, net	3.4	3.3	3.6
Amortization of intangibles	1.1	1.2	0.9
Net (gain) loss on disposal of property and equipment	(0.2)	0.0	0.0
Impairment of long-lived assets	0.0	—	0.0

Income from continuing operations	6.0	4.3	4.3
Interest income	0.1	0.1	0.1
Interest (expense)	(0.2)	(0.2)	(0.1)
Other (expense)	(0.1)	(0.1)	(0.2)

Income from continuing operations before income taxes	5.8	4.1	4.1
Income taxes	1.5	1.1	0.5

Income from continuing operations, net of taxes	4.3	3.0	3.6
(Loss) from discontinued operations, net of taxes	—	—	(0.1)
(Loss) on sale of discontinued operations, net of taxes	—	—	(0.9)

Net income	4.3%	3.0%	2.6%

2014 Compared to 2013

Revenues

	Years Ended December 31,
	2014		2013
		% of		% of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change
Americas	$1,070,824	80.7%	$1,050,813	83.2%	$20,011
EMEA	256,699	19.3%	212,647	16.8%	44,052

Consolidated	$1,327,523	100.0%	$1,263,460	100.0%	$64,063

Consolidated revenues increased $64.1 million, or 5.1%, in 2014 from 2013.

The increase in Americas’ revenues was primarily due to new contract sales of $91.6 million and higher volumes from existing contracts of $2.6 million, partially offset by end-of-life client programs of $50.4 million and the negative foreign currency impact of $23.8 million. Revenues from our offshore operations represented 38.9% of Americas’ revenues, compared to 39.5% in 2013.

The increase in EMEA’s revenues was primarily due to higher volumes from existing contracts of $30.6 million and new contract sales of $21.2 million, partially offset by end-of-life client programs of $4.6 million and the negative foreign currency impact of $3.1 million.

On a consolidated basis, we had 41,000 brick-and-mortar seats as of December 31, 2014, a decrease of 1,200 seats from 2013. The capacity utilization rate on a combined basis was 79% compared to 73% in 2013. This increase was due to seat rationalization in the Americas and growth within new and existing clients.

On a geographic segment basis, 34,500 seats were located in the Americas, a decrease of 1,600 seats from 2013, and 6,500 seats were located in EMEA, an increase of 400 seats from 2013. The capacity utilization rate for the Americas as of December 31, 2014 was 77%, compared to 70% as of December 31, 2013, up primarily due to seat rationalization and growth within new and existing clients. The capacity utilization rate for EMEA as of December 31, 2014 was 90%, compared to 87% as of December 31, 2013, up primarily due to growth within new and existing clients. We strive to attain an 85% capacity utilization metric at each of our locations.

We plan to add approximately 1,700 seats on a gross basis in 2015. More than three-quarters of the new seat count is expected to be added in the first half of 2015. Total seat count on a net basis for the full year, however, is expected to remain unchanged relative to 2014 as we plan to rationalize approximately 1,700 seats.

Direct Salaries and Related Costs

	Years Ended December 31,
	2014		2013
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Americas	$707,181	66.0%	$699,797	66.6%	$7,384	-0.6%
EMEA	184,929	72.0%	155,469	73.1%	29,460	-1.1%

Consolidated	$892,110	67.2%	$855,266	67.7%	$36,844	-0.5%

The increase of $36.8 million in direct salaries and related costs included a positive foreign currency impact of $23.1 million in the Americas and a positive foreign currency impact of $2.1 million in EMEA.

The decrease in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower auto tow claim costs of 0.3%, lower compensation costs of 0.2% and lower other costs of 0.1%.

The decrease in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 1.6% driven by the increase in new client program ramp up costs in the prior period in the communications vertical as well as new client program growth within the technology vertical, and lower billable supply costs of 0.2%, partially offset by higher communications costs of 0.3%, higher fulfillment materials costs of 0.3% and higher other costs of 0.1%.

General and Administrative

	Years Ended December 31,
	2014		2013
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Americas	$197,079	18.4%	$204,321	19.4%	$(7,242)	-1.0%
EMEA	50,759	19.8%	46,667	21.9%	4,092	-2.1%
Corporate	50,202	—	46,531	—	3,671	—

Consolidated	$298,040	22.5%	$297,519	23.5%	$521	-1.0%

The increase of $0.5 million in general and administrative expenses included a positive foreign currency impact of $5.5 million in the Americas and a positive foreign currency impact of $0.4 million in EMEA.

The decrease in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to lower facility-related costs of 0.6%, lower merger and integration costs of 0.1% and lower other costs of 0.3%.

The decrease in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to lower facility-related costs of 0.9%, lower compensation costs of 0.5%, lower travel costs of 0.3%, lower communications costs of 0.2% and lower other costs of 0.2%.

The increase of $3.7 million in Corporate’s general and administrative expenses was primarily attributable to higher compensation costs of $1.9 million, higher charitable contributions of $1.4 million, higher legal and professional fees of $0.7 million, higher consulting costs of $0.5 million, higher facility-related costs of $0.2 million and higher insurance costs of $0.2 million, partially offset by lower merger and integration costs of $0.6 million, lower software maintenance costs of $0.4 million and lower other costs of $0.2 million.

Depreciation and Amortization

	Years Ended December 31,
	2014		2013
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Depreciation, net:
Americas	$40,557	3.8%	$37,818	3.6%	$2,739	0.2%
EMEA	4,806	1.9%	4,266	2.0%	540	-0.1%

Consolidated	$45,363	3.4%	$42,084	3.3%	$3,279	0.1%

Amortization of intangibles:
Americas	$14,396	1.3%	$14,863	1.4%	$(467)	-0.1%
EMEA	—	0.0%	—	0.0%	—	0.0%

Consolidated	$14,396	1.1%	$14,863	1.2%	$(467)	-0.1%

The increase in depreciation was primarily due to net fixed asset additions.

The decrease in amortization was primarily due to certain fully amortized intangible assets.

Net (Gain) Loss on Disposal of Property and Equipment and Impairment of Long-Lived Assets

	Years Ended December 31,
	2014		2013
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Net (gain) loss on disposal of property and equipment:
Americas	$(2,026)	-0.2%	$8	0.0%	$(2,034)	-0.2%
EMEA	(4)	0.0%	193	0.1%	(197)	-0.1%

Consolidated	$(2,030)	-0.2%	$201	0.0%	$(2,231)	-0.2%

Impairment of long-lived assets:
Americas	$89	0.0%	$—	0.0%	$89	0.0%
EMEA	—	0.0%	—	0.0%	—	0.0%

Consolidated	$89	0.0%	$—	0.0%	$89	0.0%

The net (gain) on disposal of property and equipment in 2014 primarily related to the sale of land, a building and fixed assets located in Bismarck, North Dakota. See Note 14, Property and Equipment, of the “Notes to Consolidated Financial Statements” for further information.

See Note 5, Fair Value, of the “Notes to Consolidated Financial Statements” for further information regarding the impairment of long-lived assets.

Other Income (Expense)

	Years Ended December 31,
(in thousands)	2014	2013	$ Change
Interest income	$958	$866	$92

Interest (expense)	$(2,011)	$(2,307)	$296

Other income (expense):
Foreign currency transaction gains (losses)	$(1,740)	$(5,962)	$4,222
Gains (losses) on foreign currency derivative instruments not designated as hedges	(44)	4,216	(4,260)
Gains (losses) on liquidation of foreign subsidiaries	—	—	—
Other miscellaneous income (expense)	441	985	(544)

Total other income (expense)	$(1,343)	$(761)	$(582)

The increase in interest income was primarily due to an increase in the amount of average invested funds in 2014 compared to 2013.

The decrease in interest (expense) was primarily due to a decrease in the amount of average outstanding borrowings in 2014 compared to 2013.

Other (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in “Accumulated other comprehensive income” in shareholders’ equity in the accompanying Consolidated Balance Sheets.

Income Taxes

	Years Ended December 31,
(in thousands)	2014	2013	$ Change
Income from continuing operations before income taxes	$77,159	$51,325	$25,834
Income taxes	$19,368	$14,065	$5,303

			% Change
Effective tax rate	25.1%	27.4%	-2.3%

The increase in income taxes in 2014 compared to 2013 is primarily due to a $23.0 million increase in income in a high tax rate jurisdiction which increased the tax provision by $6.3 million. This increase was partially offset by a decrease of $2.3 million in foreign withholding taxes recognized in 2014. The remaining change is due to several factors, including fluctuations in earnings among the various other jurisdictions in which we operate, none of which are individually material.

2013 Compared to 2012

Revenues

	Years Ended December 31,
	2013		2012
		% of		% of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change
Americas	$1,050,813	83.2%	$947,147	84.0%	$103,666
EMEA	212,647	16.8%	180,551	16.0%	32,096

Consolidated	$1,263,460	100.0%	$1,127,698	100.0%	$135,762

Consolidated revenues increased $135.8 million, or 12.0%, in 2013 from 2012.

The increase in Americas’ revenues was primarily due to new contract sales of $80.3 million and Alpine acquisition revenues of $68.6 million, partially offset by end-of-life client programs of $25.4 million, lower volumes from existing contracts of $5.9 million and the negative foreign currency impact of $13.9 million. Revenues from our offshore operations represented 39.5% of Americas’ revenues, compared to 44.5% in 2012.

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

General and Administrative

	Years Ended December 31,
	2013		2012
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Americas	$204,321	19.4%	$196,080	20.7%	$8,241	-1.3%
EMEA	46,667	21.9%	43,004	23.8%	3,663	-1.9%
Corporate	46,531	—	51,289	—	(4,758)	—

Consolidated	$297,519	23.5%	$290,373	25.8%	$7,146	-2.3%

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

The increase in amortization was primarily due to the August 2012 Alpine acquisition.

Net (Gain) Loss on Disposal of Property and Equipment and Impairment of Long-Lived Assets

	Years Ended December 31,
	2013		2012
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Net (gain) loss on disposal of property and equipment:
Americas	$8	0.0%	$323	0.0%	$(315)	0.0%
EMEA	193	0.1%	68	0.0%	125	0.1%

Consolidated	$201	0.0%	$391	0.0%	$(190)	0.0%

Impairment of long-lived assets:
Americas	$—	0.0%	$355	0.0%	$(355)	0.0%
EMEA	—	0.0%	—	0.0%	—	0.0%

Consolidated	$—	0.0%	$355	0.0%	$(355)	0.0%

See Note 5, Fair Value, of the “Notes to Consolidated Financial Statements” for further information regarding the impairment of long-lived assets.

Other Income (Expense)

	Years Ended December 31,
(in thousands)	2013	2012	$ Change
Interest income	$866	$1,458	$(592)

Interest (expense)	$(2,307)	$(1,547)	$(760)

Other income (expense):
Foreign currency transaction gains (losses)	$(5,962)	$(2,856)	$(3,106)
Gains (losses) on foreign currency derivative instruments not designated as hedges	4,216	(295)	4,511
Gains (losses) on liquidation of foreign subsidiaries	—	(582)	582
Other miscellaneous income (expense)	985	1,200	(215)

Total other income (expense)	$(761)	$(2,533)	$1,772

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

The increase in income taxes in 2013 compared to 2012 is primarily due to withholding taxes on offshore cash movements of $3.5 million to take advantage of The American Taxpayer Relief Act of 2012 enacted on January 2, 2013, with retroactive application to January 1, 2012, U.S. taxation of offshore gains on derivatives and foreign exchange of $1.8 million and tax benefits recognized in 2012 related to merger and integration costs as a result of the Alpine acquisition of $1.1 million. The remaining change is due to several factors, including fluctuations in earnings among the various jurisdictions in which we operate, none of which are individually material.

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

Quarterly Results

The following information presents our unaudited quarterly operating results from continuing operations for 2014 and 2013. The data has been prepared on a basis consistent with the accompanying Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, and includes all adjustments, consisting of normal recurring accruals, that we consider necessary for a fair presentation thereof.

(in thousands, except per share data)	12/31/2014	9/30/2014	6/30/2014	3/31/2014	12/31/2013	9/30/2013	6/30/2013	3/31/2013
Revenues	$349,925	$332,671	$320,498	$324,429	$335,338	$322,143	$304,735	$301,244

Operating expenses:
Direct salaries and related costs (1)	227,802	221,598	221,085	221,625	226,418	215,001	210,141	203,706
General and administrative (2,3)	77,074	73,651	73,990	73,325	74,612	73,910	75,273	73,724
Depreciation, net	11,227	11,516	11,322	11,298	11,221	10,677	10,017	10,169
Amortization of intangibles	3,489	3,597	3,659	3,651	3,692	3,699	3,713	3,759
Net (gain) loss on disposal of property and equipment (4)	(2,225)	136	11	48	141	77	(26)	9
Impairment of long-lived assets	—	81	4	4	—	—	—	—

Total operating expenses	317,367	310,579	310,071	309,951	316,084	303,364	299,118	291,367

Income from operations	32,558	22,092	10,427	14,478	19,254	18,779	5,617	9,877

Other income (expense):
Interest income	241	249	237	231	218	216	208	224
Interest (expense)	(496)	(464)	(552)	(499)	(591)	(630)	(578)	(508)
Other income (expense)	(1,201)	(406)	(399)	663	(903)	356	(339)	125

Total other income (expense)	(1,456)	(621)	(714)	395	(1,276)	(58)	(709)	(159)

Income before income taxes	31,102	21,471	9,713	14,873	17,978	18,721	4,908	9,718
Income taxes	8,599	4,833	1,376	4,560	6,978	4,575	(688)	3,200

Net income	$22,503	$16,638	$8,337	$10,313	$11,000	$14,146	$5,596	$6,518

Net income (loss) per common share (5) :
Basic	$0.53	$0.39	$0.20	$0.24	$0.26	$0.33	$0.13	$0.15
Diluted	$0.53	$0.39	$0.19	$0.24	$0.26	$0.33	$0.13	$0.15
Weighted average shares:
Basic	42,280	42,704	42,711	42,739	42,759	42,785	42,936	43,036
Diluted	42,533	42,837	42,810	42,837	42,880	42,836	42,954	43,052

(1)	The quarter ended June 30, 2013 includes $0.5 million in Alpine acquisition-related costs.

(2)

The quarters ended September 30, 2014, June 30, 2014, December 31, 2013 and September 30, 2013 include $(0.1) million, $(0.2) million, $0.3 million and $(0.1) million, respectively, related to the Exit Plans. See Note 4, Costs Associated with Exit or Disposal Activities, for further information.

(3)	The quarters ended September 30, 2013, June 30, 2013, March 31, 2013, include $0.1 million, $0.8 million and $0.7 million, respectively, in Alpine acquisition-related costs.

(4)

The quarter ended December 31, 2014 includes a $2.6 million (gain) on the sale of fixed assets, land and building located in Bismarck, North Dakota. See Note 14, Property and Equipment, for further information.

(5)	Net income (loss) per basic and diluted common share is computed independently for each of the quarters presented and, therefore, may not sum to the total for the year.

Business Outlook

For the three months ended March 31, 2015, we anticipate the following financial results:

•	Revenues in the range of $315.0 million to $320.0 million;

•	Effective tax rate of approximately 27%;

•	Fully diluted share count of approximately 42.5 million;

•	Diluted earnings per share in the range of $0.27 to $0.30; and

•	Capital expenditures in the range of $14.0 million to $16.0 million

For the twelve months ended December 31, 2015, we anticipate the following financial results:

•	Revenues in the range of $1,300.0 million to $1,320.0 million;

•	Effective tax rate of approximately 26%;

•	Fully diluted share count of approximately 42.9 million;

•	Diluted earnings per share in the range of $1.34 to $1.46; and

•	Capital expenditures in the range of $55.0 million to $60.0 million

We continue to experience healthy demand from clients within the communications and technology verticals. In addition, based on early indications, we anticipate some firming of demand within the financial services vertical. As in prior years, with fewer work days in the second quarter, coupled with the timing of seat additions and ramps related to program wins, we expect consolidated second-half 2015 revenues to be greater than the first-half. Furthermore, based on foreign exchange rates as of February 2015, our full-year business outlook reflects the anticipation of approximately $50.0 million in negative impact to revenues due to unfavorable foreign currency movements relative to 2014. In addition, we have already eliminated certain sub-profitable programs, which are expected to incrementally impact 2015 revenues by approximately $25.0 million.

Despite the foreign exchange impact to 2015 revenues, we expect expansion of operating margins. Operating margins as well as diluted earnings per share are expected to be higher in the second half of 2015 relative to the first-half due to timing of the resetting of payroll tax withholdings for the new year, coupled with the impact of inclement weather on our Canadian roadside assistance business.

Our revenues and earnings per share assumptions for the first quarter and full year 2015 are based on foreign exchange rates as of February 2015. Therefore, the continued volatility in foreign exchange rates between the U.S. dollar and the functional currencies of the markets we serve could have a further impact, positive or negative, on revenues and earnings per share relative to the business outlook for the first quarter and full-year as discussed above.

We anticipate a slightly higher effective tax rate for full-year 2015 versus 2014 with the effective tax rate differential driven chiefly by a shift in the geographic mix of earnings to higher tax rate jurisdictions.

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

On August 18, 2011, the Board authorized us to purchase up to 5.0 million shares of our outstanding common stock (the “2011 Share Repurchase Program”). A total of 4.0 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

The shares repurchased under our share repurchase programs were as follows (in thousands, except per share amounts):

	Total Number of Shares	Range of Prices Paid Per Share		Total Cost of Shares
For the Years Ended	Repurchased	Low	High	Repurchased
December 31, 2014	630	$19.80	$20.00	$12,581
December 31, 2013	341	$15.61	$16.99	$5,479
December 31, 2012	537	$13.85	$15.00	$7,908

During 2014, cash increased $94.3 million from operating activities, $3.6 million from the proceeds from sale of property and equipment, $0.2 million from the release of restricted cash and $0.3 million from the proceeds from grants. Further, we used $44.7 million for capital expenditures, $23.0 million to repay long-term debt, $12.6 million to repurchase our stock and $0.4 million to repurchase stock for minimum tax withholding on equity awards, resulting in a $3.2 million increase in available cash (including the unfavorable effects of foreign currency exchange rates on cash of $14.5 million).

Net cash flows provided by operating activities for 2014 were $94.3 million, compared to $86.2 million in 2013. The $8.1 million increase in net cash flows from operating activities was due to a $20.5 million increase in net income and a $2.0 million increase in non-cash reconciling items such as depreciation and amortization, (gain) loss on the sale of discontinued operations, net (gain) loss on disposal of property and equipment, impairment losses and unrealized foreign currency transaction (gains) losses, net, partially offset by a net decrease of $14.4 million in cash flows from assets and liabilities. The $14.4 million decrease in cash flows from assets and liabilities was principally a result of an $18.2 million increase in accounts receivable, a $2.4 million decrease in other liabilities and a $0.7 million decrease in deferred revenue, partially offset by a $5.1 million decrease in other assets and a $1.8 million increase in taxes payable. The $18.2 million increase in the change in accounts receivable is primarily due to additional receivables’ billings related to higher volumes within certain clients as well as the timing of receivables’ billings and collections in 2014 over 2013.

We sold our operations in Spain (the “Spanish operations”) in 2012. Cash flows from discontinued operations, which are included in the accompanying Consolidated Statement of Cash Flows, were as follows (in thousands):

Year Ended December 31, 2012
Cash (used for) operating activities of discontinued operations	$(4,530)
Cash (used for) investing activities of discontinued operations	$(8,887)

Cash (used for) operating activities of discontinued operations represents the cash used by the Spanish operations in 2012 (none in 2014 and 2013). Cash (used for) investing activities of discontinued operations for 2012 primarily represents the cash divested upon the sale of the Spanish operations. The sale of the Spanish operations resulted in a loss of $10.7 million. We do not expect the absence of the cash flows from our discontinued operations in Spain to materially affect our future liquidity and capital resources.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $44.7 million for 2014, compared to $59.2 million for 2013, a decrease of $14.5 million. In 2015, we anticipate capital expenditures in the range of $55.0 million to $60.0 million, primarily for new seat additions, Enterprise Resource Planning upgrades, facility upgrades, maintenance and systems infrastructure.

On May 3, 2012, we entered into a $245 million revolving credit facility (the “2012 Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (“KeyBank”). The 2012 Credit Agreement replaced our previous $75 million revolving credit facility dated February 2, 2010, as amended, which agreement was terminated simultaneous with entering into the 2012 Credit Agreement. The 2012 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. At December 31, 2014, we were in compliance with all loan requirements of the 2012 Credit Agreement and had $75.0 million and $98.0 million of outstanding borrowings as of December 31, 2014 and 2013, respectively, with an average daily utilization of $85.9 million and $102.5 million during 2014 and 2013, respectively, and $96.8 million for the outstanding period during 2012. During the years ended December 31,

2014, 2013 and 2012, the related interest expense, excluding amortization of deferred loan fees, under our credit agreements was $1.1 million, $1.5 million and $0.5 million, respectively, which represented weighted average interest rates of 1.3%, 1.5% and 1.5%, respectively.

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

We are currently under audit in several tax jurisdictions. We received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and we paid mandatory security deposits to Canada as part of this process. The total amount of deposits, net of fluctuations in the foreign exchange rate, are $15.9 million and $17.3 million as of December 31, 2014 and 2013, respectively, and are included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets. Although the outcome of examinations by taxing authorities is always uncertain, we believe we are adequately reserved for these audits and that resolution is not expected to have a material impact on our financial condition and results of operations.

On August 20, 2012, we completed the acquisition of Alpine, a Delaware corporation, pursuant to the Agreement and Plan of Merger, dated July 27, 2012. The purchase price of $149.0 million was funded through cash on hand of $41.0 million and borrowings of $108.0 million under our 2012 Credit Agreement, dated May 3, 2012.

As of December 31, 2014, we had $215.1 million in cash and cash equivalents, of which approximately 90.3% or $194.4 million, was held in international operations and is deemed to be indefinitely reinvested offshore. These funds may be subject to additional taxes if repatriated to the United States, including withholding tax applied by the country of origin and an incremental U.S. income tax, net of allowable foreign tax credits. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions. We do not intend nor currently foresee a need to repatriate these funds. We expect our current domestic cash levels and cash flows from operations to be adequate to meet our domestic anticipated working capital needs, including investment activities such as capital expenditures and debt repayment for the next twelve months and the foreseeable future. However, from time to time, we may borrow funds under our 2012 Credit Agreement as a result of the timing of our working capital needs, including capital expenditures. Additionally, we expect our current foreign cash levels and cash flows from foreign operations to be adequate to meet our foreign anticipated working capital needs, including investment activities such as capital expenditures for the next twelve months and the foreseeable future.

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

Off-Balance Sheet Arrangements and Other

At December 31, 2014, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Contractual Obligations

The following table summarizes our contractual cash obligations at December 31, 2014, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years	Other
Operating leases(1)	$151,523	$33,287	$46,493	$35,942	$35,801	$—
Purchase obligations(2)	69,080	33,039	31,473	2,968	1,600	—
Accounts payable (3)	25,523	25,523	—	—	—	—
Accrued employee compensation and benefits (3)	82,062	82,062	—	—	—	—
Income taxes payable (4)	3,662	3,662	—	—	—	—
Other accrued expenses and current liabilities (5)	22,009	22,009	—	—	—	—
Long-term debt (6)	75,000	—	75,000	—	—	—
Long-term tax liabilities (7)	7,431	—	—	—	—	7,431
Other long-term liabilities (8)	4,136	—	1,240	361	2,535	—

	$440,426	$199,582	$154,206	$39,271	$39,936	$7,431

(1)	Amounts represent the expected cash payments under our operating leases.

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

(5)

Other accrued expenses and current liabilties, which exclude deferred grants, include amounts primarily related to restructuring costs, legal and professional fees, telephone charges, rent, derivative contracts and other accruals.

(6)	Amount represents total outstanding borrowings. See Note 20, Borrowings, to the accompanying Consolidated Financial Statements.

(7)

Long-term tax liabilities include uncertain tax positions and related penalties and interest as discussed in Note 22, Income Taxes, to the accompanying Consolidated Financial Statements, of which $4.7 million is included in “Long-term income tax liabilities” and $2.7 million is netted within “Deferred charges and other assets” in the accompanying Consolidated Balance Sheet. The amount in the table has been reduced by Canadian mandatory security deposits of $15.9 million, which are included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheet. We cannot make reasonably reliable estimates of the cash settlement of $7.4 million of the long-term liabilities with the taxing authority; therefore, amounts have been excluded from payments due by period.

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

Revenues from fulfillment services account for 1.4%, 1.3% and 1.5% of total consolidated revenues for the years ended December 31, 2014, 2013 and 2012, respectively, some of which contain multiple-deliverables. The service offerings for these fulfillment service contracts typically include pick-pack-and-ship, warehousing, process management, finished goods assembly and pass-through costs. In accordance with ASC 605-25 “Revenue Recognition — Multiple-Element Arrangements” (“ASC 605-25”) (as amended by Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force”) (“ASU 2009-13”), we determine if the services provided under these contracts with multiple-deliverables represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value, and where return rights exist, delivery or performance of the undelivered items is considered probable and substantially within our control. If those deliverables are determined to be separate units of accounting, revenues from these services are recognized as the services are performed under a fully executed contractual agreement. If those deliverables are not determined to be separate units of accounting, revenue for the delivered services are bundled into a single unit of accounting and recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate.

We allocate revenue to each of the deliverables based on a selling price hierarchy of vendor specific objective evidence (“VSOE”), third-party evidence, and then estimated selling price. VSOE is based on the price charged when the deliverable is sold separately. Third-party evidence is based on largely interchangeable competitor services in standalone sales to similarly situated customers. Estimated selling price is based on our best estimate of what the selling prices of deliverables would be if they were sold regularly on a standalone basis. Estimated selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies, service offerings, and customer classifications. Once we allocate revenue to each deliverable, we recognize revenue when all revenue recognition criteria are met. As of December 31, 2014, our fulfillment contracts with multiple-deliverables met the separation criteria as outlined in ASC 605-25 and the revenue was accounted for accordingly. Other than these fulfillment contracts, we have no other contracts that contain multiple-deliverables as of December 31, 2014.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts, $4.7 million as of December 31, 2014, or 1.6% of trade account receivables, for estimated losses arising from the inability of our customers to make required payments. Our estimate is based on qualitative and quantitative analyses, including credit risk measurement tools and methodologies using the publicly available credit and capital market information, a review of the current status of our trade accounts receivable and historical collection experience of our clients. It is reasonably possible that our estimate of the allowance for doubtful accounts will change if the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments.

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

As of December 31, 2014, we determined that a total valuation allowance of $34.1 million was necessary to reduce U.S. deferred tax assets by $0.5 million and foreign deferred tax assets by $33.6 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $10.5 million as of December 31, 2014 is dependent upon future profitability within each tax jurisdiction. As of December 31, 2014, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax assets will be realized.

A provision for income taxes has not been made for the undistributed earnings of foreign subsidiaries of approximately $380.8 million as of December 31, 2014, as the earnings are indefinitely reinvested in foreign business operations. If these earnings are repatriated or otherwise become taxable in the U.S, we would be subject to an incremental U.S. tax expense net of any allowable foreign tax credits, in addition to any applicable foreign withholding tax expense. Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration is not practicable due to the inherent complexity of the multi-national tax environment in which we operate.

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

As of December 31, 2014, we had $13.3 million of unrecognized tax benefits, a net decrease of $1.7 million from $15.0 million as of December 31, 2013. Had we recognized these tax benefits, approximately $13.3 million and $15.0 million and the related interest and penalties would favorably impact the effective tax rate in 2014 and 2013, respectively. We anticipate that approximately $2.2 million of the unrecognized tax benefits will be recognized in the next twelve months due to a lapse in the applicable statute of limitations.

Our provision for income taxes is subject to volatility and is impacted by the distribution of earnings in the various domestic and international jurisdictions in which we operate. Our effective tax rate could be impacted by earnings being either proportionally lower or higher in foreign countries where we have tax rates lower than the U.S. tax rates. In addition, we have been granted tax holidays in several foreign tax jurisdictions, which have various expiration dates ranging from 2015 through 2028. If we are unable to renew a tax holiday in any of these jurisdictions, our effective tax rate could be adversely impacted. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will permit a renewal. The tax holidays decreased the provision for income taxes by $2.7 million, $4.7 million and $6.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our effective tax rate could also be affected by several additional factors, including changes in the valuation of our deferred tax assets or liabilities, changing legislation, regulations, and court interpretations that impact tax law in multiple tax jurisdictions in which we operate, as well as new requirements, pronouncements and rulings of certain tax, regulatory and accounting organizations.

Impairment of Long-Lived Assets

We evaluate the carrying value of property and equipment and definite-lived intangible assets, which had a carrying value of $170.5 million as of December 31, 2014, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An asset is considered to be impaired when the forecasted undiscounted cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future. See Note 5, Fair Value, of the accompanying “Notes to Consolidated Financial Statements” for details of impairment losses related to nonrecurring fair value measurements.

Impairment of Goodwill

We evaluate goodwill, which had a carrying value of $193.8 million as of December 31, 2014, for impairment at least annually, during the third quarter of each year, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. To assess the realizability of goodwill, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We may elect to forgo this option and proceed to the annual two-step goodwill impairment test.

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

We estimate fair value using discounted cash flows of the reporting units. The most significant assumptions used in these analyses are those made in estimating future cash flows. In estimating future cash flows, we use financial assumptions in our internal forecasting model such as projected capacity utilization, projected changes in the prices we charge for our services, projected labor costs, as well as contract negotiation status. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate. We use a discount rate we consider appropriate for the country where the services are being provided. As of July 31, 2014, our assessment of goodwill impairment indicated that the fair values of our reporting units were substantially in excess of their estimated carrying values, and therefore goodwill in these reporting units was not impaired. If actual results differ substantially from the assumptions used in performing the impairment test, the fair value of the reporting units may be significantly lower, causing the carrying value to exceed the fair value and indicating an impairment has occurred.

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

New Accounting Standards Not Yet Adopted

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). The amendments in ASU 2014-08 indicate that only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. Currently, a component of an entity that is a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group is eligible for discontinued operations presentation. The amendments should be applied to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of ASU 2014-08 on January 1, 2015 did not have a material impact on our financial condition, results of operations and cash flows.

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

In January 2015, the FASB issued ASU 2015-01 “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). This amendment eliminates from U.S. GAAP the concept of extraordinary items as part of the FASB’s initiative to reduce complexity in accounting standards. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2015-01 to materially impact our financial condition, results of operations and cash flows.

U.S. Healthcare Reform Acts

In March 2010, the President of the United States signed into law comprehensive healthcare reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the “Acts”). The Acts contain provisions that could materially impact our healthcare costs in the future, thus adversely affecting our profitability. However, based on our evaluation of the potential impact of the Acts, the cost to provide health benefits to employees in compliance with the Acts is not expected to have a material impact on our financial condition, results of operations and cash flows in 2015.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our earnings and cash flows are subject to fluctuations due to changes in currency exchange rates. We are exposed to foreign currency exchange rate fluctuations when subsidiaries with functional currencies other than the U.S. Dollar (“USD”) are translated into our USD consolidated financial statements. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact profitability. The cumulative translation effects for subsidiaries using functional currencies other than USD are included in “Accumulated other comprehensive income (loss)” in shareholders’ equity. Movements in non-USD currency exchange rates may negatively or positively affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors.

We employ a foreign currency risk management program that periodically utilizes derivative instruments to protect against unanticipated fluctuations in certain earnings and cash flows caused by volatility in foreign currency exchange (“FX”) rates. We also utilize derivative contracts to hedge intercompany receivables and payables that are denominated in a foreign currency and to hedge net investments in foreign operations.

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

In order to hedge a portion of our anticipated cash flow requirements denominated in PHP, CRC, HUF and RON we had outstanding forward contracts and options as of December 31, 2014 with counterparties through December 2015 with notional amounts totaling $144.0 million. As of December 31, 2014, we had net total derivative assets associated with these contracts with a fair value of $0.6 million, which will settle within the next 12 months. If the USD was to weaken against the PHP and CRC and the EUR was to weaken against the HUF and RON by 10% from current period-end levels, we would incur a loss of approximately $12.7 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We entered into forward exchange contracts with notional amounts totaling $51.6 million to hedge net investments in our foreign operations. The purpose of these derivative instruments is to protect against the risk that the net assets of certain foreign subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to our foreign currency-based investments in these subsidiaries. As of December 31, 2014, the fair value of these derivatives was a net asset of $4.1 million. The potential loss in fair value at December 31, 2014, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $4.7 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We also entered into forward exchange contracts with notional amounts totaling $64.5 million that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of December 31, 2014, the fair value of these derivatives was a net liability of $0.3 million. The potential loss in fair value at December 31, 2014, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $5.1 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of December 31, 2014, we had $75.0 million in borrowings outstanding under the revolving credit facility. Based on our level of variable rate debt outstanding during the year ended December 31, 2014, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had a $0.9 million impact on our results of operations.

We have not historically used derivative instruments to manage exposure to changes in interest rates.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are located beginning on page 53 and page 33 of this report, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management believes that, as of December 31, 2014, our internal control over financial reporting was effective.

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 45.

Changes to Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

Tampa, Florida

We have audited the internal control over financial reporting of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014 of the Company and our report dated February 19, 2015 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

February 19, 2015

Item 9B. Other Information

None.

PART III

Items 10. through 14.

All information required by Items 10 through 14, with the exception of information on Executive Officers which appears in this report in Item 1 under the caption “Executive Officers”, is incorporated by reference to SYKES’ Proxy Statement for the 2015 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

Consolidated Financial Statements

The Index to Consolidated Financial Statements is set forth on page 53 of this report.

Financial Statements Schedule

Schedule II — Valuation and Qualifying Accounts is set forth on page 105 of this report.

Other schedules have been omitted because they are not required or applicable or the information is included in the Consolidated Financial Statements or notes thereto.

Exhibits:

Exhibit Number	Exhibit Description

2.1	Articles of Merger between Sykes Enterprises, Incorporated, a North Carolina Corporation, and Sykes Enterprises, Incorporated, a Florida Corporation, dated March 1, 1996. (1)

2.2	Agreement and Plan of Merger, dated as of October 5, 2009, among ICT Group, Inc., Sykes Enterprises, Incorporated, SH Merger Subsidiary I, Inc., and SH Merger Subsidiary II, LLC (15)

2.3	Agreement and Plan of Merger, dated as of July 27, 2012, by and among Sykes Enterprises, Incorporated, Sykes Acquisition Subsidiary II, Inc., Alpine Access, Inc., and Shareholder Representative Services LLC. (24)

3.1	Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (2)

3.2	Articles of Amendment to Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (3)

3.3	Bylaws of Sykes Enterprises, Incorporated, as amended. (7)

3.4	Amendment to Bylaws of Sykes Enterprises, Incorporated. (26)

4.1	Specimen certificate for the Common Stock of Sykes Enterprises, Incorporated. (1)

10.1	2004 Non-Employee Directors’ Fee Plan. (5)*

10.2	First Amended and Restated 2004 Non-Employee Director’s Fee Plan. (12)*

10.3	Second Amended and Restated 2004 Non-Employee Director’s Fee Plan. (14)*

10.4	Third Amended and Restated 2004 Non-Employee Director’s Fee Plan. (16)*

10.5	Fourth Amended and Restated 2004 Non-Employee Director Fee Plan. (20)*

10.6	Fifth Amended and Restated 2004 Non-Employee Director Fee Plan. (28)*

10.7	Form of Split Dollar Plan Documents. (1)*

10.8	Form of Split Dollar Agreement. (1)*

Exhibit Number	Exhibit Description

10.9	Form of Indemnity Agreement between Sykes Enterprises, Incorporated and directors & executive officers. (1)

10.10	2001 Equity Incentive Plan. (4)*

10.11	Form of Restricted Share And Stock Appreciation Right Award Agreement dated as of March 29, 2006. (8)*

10.12	Form of Restricted Share And Bonus Award Agreement dated as of March 29, 2006. (8)*

10.13	Form of Restricted Share Award Agreement dated as of May 24, 2006. (9)*

10.14	Form of Restricted Share And Stock Appreciation Right Award Agreement dated as of January 2, 2007. (10)*

10.15	Form of Restricted Share Award Agreement dated as of January 2, 2007. (10)*

10.16	Form of Restricted Share and Stock Appreciation Right Award Agreement dated as of January 2, 2008. (11)*

10.17	2011 Equity Incentive Plan. (21)*

10.18	Founder’s Retirement and Consulting Agreement dated December 10, 2004 between Sykes Enterprises, Incorporated and John H. Sykes. (6)*

10.19	Amended and Restated Employment Agreement dated as of December 30, 2008 between Sykes Enterprises, Incorporated and Charles E. Sykes. (17)*

10.20	Amended and Restated Employment Agreement dated as of December 30, 2008 between Sykes Enterprises, Incorporated and W. Michael Kipphut. (17)*

10.21	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and Jenna R. Nelson. (17)*

10.22	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and James T. Holder. (17)*

10.23	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and William N. Rocktoff. (17)*

10.24	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and James Hobby, Jr. (17)*

10.25	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and Daniel L. Hernandez. (17)*

10.26	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and David L. Pearson. (17)*

10.27	Lease Agreement, dated January 25, 2008, Lease Amendment Number One and Lease Amendment Number Two dated February 12, 2008 and May 28, 2008 respectively, between Sykes Enterprises, Incorporated and Kingstree Office One, LLC. (13)

10.28	Stock Purchase Agreement between Sykes Enterprises, Incorporated (not as a Seller), SEI International Services S.a.r.l. (as Seller), Sykes Enterprises Incorporated Holdings, BV (as Seller) and Antonio Marcelo Cid, Humberto Daniel Sahade as Buyers, dated December 13, 2010. (18)

Exhibit Number	Exhibit Description

10.29	Stock Purchase Agreement between Sykes Enterprises, Incorporated (not as a Seller), ICT Group Netherlands B.V. (as Seller), ICT Group Netherlands Holdings, B.V. (as Seller) and Carolina Gaito, Claudio Martin, Fernando A. Berrondo, Gustavo Rosetti as Buyers, dated December 24, 2010. (19)

10.30	Credit Agreement, dated May 3, 2012, between Sykes Enterprises, Incorporated, the lenders party thereto and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent. (22)

10.31	Business Sale and Purchase Agreement, dated as of March 29, 2012, between Sykes Enterprises, Incorporated and Iberphone, S.A.U. (23)

10.32	Stock Purchase Agreement, dated as of March 30, 2012, by and among Sykes Enterprises, Incorporated (not as a Seller), SEI International Services S.a.r.l. (as Seller) and Eugenio Arceu Garcia as Buyer. (23)

10.33	Employment Agreement, dated as of September 13, 2012, between Sykes Enterprises, Incorporated and Lawrence R. Zingale. (25)*

10.34	Employment Agreement, dated as of September 13, 2012, between Sykes Enterprises, Incorporated and Christopher Carrington. (25)*

10.35	Sykes Enterprises, Incorporated Deferred Compensation Plan Amended and Restated as of January 1, 2014.*

10.36	Employment Agreement, dated as of April 15, 2014, between Sykes Enterprises, Incorporated and John Chapman. (27)*

10.37	Employment Agreement, dated as of October 29, 2014, between Sykes Enterprises, Incorporated and Andrew Blanchard.*

14.1	Code of Ethics. (29)

21.1	List of subsidiaries of Sykes Enterprises, Incorporated.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney relating to subsequent amendments (included on the signature page of this report).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-2324) and incorporated herein by reference.

(2)	Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed with the Commission on October 23, 1997, and incorporated herein by reference.

(3)	Filed as Exhibit 3.2 to the Registrant’s Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.

(4)	Filed as Exhibit 10.32 to Registrant’s Form 10-Q filed with the Commission on May 7, 2001, and incorporated herein by reference.

(5)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on August 9, 2004, and incorporated herein by reference.

(6)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2004, and incorporated herein by reference.

(7)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 22, 2005, and incorporated herein by reference.

(8)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on April 4, 2006, and incorporated herein by reference.

(9)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on May 31, 2006, and incorporated herein by reference.

(10)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2006, and incorporated herein by reference.

(11)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on January 8, 2008, and incorporated herein by reference.

(12)	Filed as an Exhibit to the Registrant’s Form 10-Q filed with the Commission on May 7, 2008, and incorporated herein by reference.

(13)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on May 29, 2008, and incorporated herein by reference.

(14)	Filed as an Exhibit to the Registrant’s Form 10-Q filed with the Commission on November 5, 2008, and incorporated herein by reference.

(15)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2009, and incorporated herein by reference.

(16)	Filed as an Exhibit to the Registrant’s Proxy Statement for the 2009 annual meeting of shareholders filed with the Commission on April 22, 2009, and incorporated herein by reference.

(17)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2009, and incorporated herein by reference.

(18)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2010, and incorporated herein by reference.

(19)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 30, 2010, and incorporated herein by reference.

(20)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011, and incorporated herein by reference.

(21)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2011, and incorporated herein by reference.

(22)	Filed as an Exhibit to the Registrant’s Form 8-K filed with the Commission on May 7, 2012, and incorporated herein by reference.

(23)	Filed as an Exhibit to the Registrant’s Form 8-K filed with the Commission on April 4, 2012, and incorporated herein by reference.

(24)	Filed as an Exhibit to the Registrant’s Form 8-K filed with the Commission on July 30, 2012, and incorporated herein by reference.

(25)	Filed as an Exhibit to the Registrant’s Form 8-K filed with the Commission on September 19, 2012, and incorporated herein by reference.

(26)	Filed as an Exhibit to the Registrant’s Form 8-K filed with the Commission on March 24, 2014, and incorporated herein by reference.

(27)	Filed as an Exhibit to the Registrant’s Form 8-K filed with the Commission on April 15, 2014, and incorporated herein by reference.

(28)	Filed as an Exhibit to the Registrant’s Proxy Statement for the 2012 annual meeting of shareholders filed with the Commission on April 14, 2012, and incorporated herein by reference.

(29)	Available on the Registrant’s website at www.sykes.com, by clicking on “Investor Relations” and then “Corporate Governance” under the heading “Corporate Governance.”

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 19th day of February 2015.

SYKES ENTERPRISES, INCORPORATED
(Registrant)

By:	/s/ John Chapman
John Chapman
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints John Chapman his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or should do in person, thereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date
/s/ Paul L. Whiting Paul L. Whiting	Chairman of the Board	February 19, 2015

/s/ Charles E. Sykes Charles E. Sykes	President and Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2015

/s/ Lt. Gen. Michael P. Delong (Ret.) Lt. Gen. Michael P. Delong (Ret.)	Director	February 19, 2015

/s/ Lorraine L. Lutton Lorraine L. Lutton	Director	February 19, 2015

/s/ Iain A. Macdonald Iain A. Macdonald	Director	February 19, 2015

/s/ James S. MacLeod James S. MacLeod	Director	February 19, 2015

/s/ William J. Meurer William J. Meurer	Director	February 19, 2015

/s/ William D. Muir, Jr. William D. Muir, Jr.	Director	February 19, 2015

/s/ James K. Murray, Jr. James K. Murray, Jr.	Director	February 19, 2015

/s/ John Chapman John Chapman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sykes Enterprises, Incorporated and subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

February 19, 2015

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$215,137	$211,985
Receivables, net	290,397	264,916
Prepaid expenses	14,896	15,710
Other current assets	29,656	20,672

Total current assets	550,086	513,283
Property and equipment, net	109,880	117,549
Goodwill, net	193,831	199,802
Intangibles, net	60,620	76,055
Deferred charges and other assets	30,083	43,572

	$944,500	$950,261

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$25,523	$25,540
Accrued employee compensation and benefits	82,072	81,064
Current deferred income tax liabilities	144	84
Income taxes payable	3,662	1,274
Deferred revenue	34,245	35,025
Other accrued expenses and current liabilities	22,216	30,393

Total current liabilities	167,862	173,380
Deferred grants	5,110	6,637
Long-term debt	75,000	98,000
Long-term income tax liabilities	20,630	24,647
Other long-term liabilities	17,680	11,893

Total liabilities	286,282	314,557

Commitments and loss contingency (Note 24)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized;
43,291 and 43,997 shares issued, respectively	433	440
Additional paid-in capital	279,288	279,513
Retained earnings	400,514	349,366
Accumulated other comprehensive income (loss)	(20,561)	7,997
Treasury stock at cost: 132 and 122 shares, respectively	(1,456)	(1,612)

Total shareholders’ equity	658,218	635,704

	$944,500	$950,261

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2014	2013	2012
Revenues	$1,327,523	$1,263,460	$1,127,698

Operating expenses:
Direct salaries and related costs	892,110	855,266	737,952
General and administrative	298,040	297,519	290,373
Depreciation, net	45,363	42,084	40,369
Amortization of intangibles	14,396	14,863	10,479
Net (gain) loss on disposal of property and equipment	(2,030)	201	391
Impairment of long-lived assets	89	—	355

Total operating expenses	1,247,968	1,209,933	1,079,919

Income from continuing operations	79,555	53,527	47,779

Other income (expense):
Interest income	958	866	1,458
Interest (expense)	(2,011)	(2,307)	(1,547)
Other income (expense)	(1,343)	(761)	(2,533)

Total other income (expense)	(2,396)	(2,202)	(2,622)

Income from continuing operations before income taxes	77,159	51,325	45,157
Income taxes	19,368	14,065	5,207

Income from continuing operations, net of taxes	57,791	37,260	39,950
(Loss) from discontinued operations, net of taxes	—	—	(820)
(Loss) on sale of discontinued operations, net of taxes	—	—	(10,707)

Net income	$57,791	$37,260	$28,423

Net income (loss) per common share:
Basic:
Continuing operations	$1.36	$0.87	$0.93
Discontinued operations	—	—	(0.27)

Net income (loss) per common share	$1.36	$0.87	$0.66

Diluted:
Continuing operations	$1.35	$0.87	$0.93
Discontinued operations	—	—	(0.27)

Net income (loss) per common share	$1.35	$0.87	$0.66

Weighted average common shares outstanding:
Basic	42,609	42,877	43,105
Diluted	42,814	42,925	43,148

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in thousands)	2014	2013	2012
Net income	$57,791	$37,260	$28,423

Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss), net of taxes	(34,827)	(3,332)	10,088
Unrealized gain (loss) on net investment hedges, net of taxes	3,959	(1,118)	—
Unrealized actuarial gain (loss) related to pension liability, net of taxes	(142)	(263)	428
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	2,424	(1,965)	(132)
Unrealized gain (loss) on postretirement obligation, net of taxes	28	(181)	36

Other comprehensive income (loss), net of taxes	(28,558)	(6,859)	10,420

Comprehensive income (loss)	$29,233	$30,401	$38,843

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(in thousands)	Shares Issued	Amount
Balance at January 1, 2012	44,306	$443	$281,157	$291,803	$4,436	$(4,273)	$573,566
Stock-based compensation expense	—	—	3,467	—	—	—	3,467
Excess tax benefit (deficiency) from stock-based compensation	—	—	(292)	—	—	—	(292)
Net vesting (forfeitures) of common stock and restricted stock under equity award plans	229	3	(1,195)	—	—	(220)	(1,412)
Repurchase of common stock	—	—	—	—	—	(7,908)	(7,908)
Retirement of treasury stock	(745)	(8)	(5,945)	(5,039)	—	10,992	—
Comprehensive income (loss)	—	—	—	28,423	10,420	—	38,843

Balance at December 31, 2012	43,790	438	277,192	315,187	14,856	(1,409)	606,264
Issuance of common stock	10	—	59	—	—	—	59
Stock-based compensation expense	—	—	4,873	—	—	—	4,873
Excess tax benefit (deficiency) from stock-based compensation	—	—	(187)	—	—	—	(187)
Net vesting (forfeitures) of common stock and restricted stock under equity award plans	538	5	(29)	—	—	(203)	(227)
Repurchase of common stock	—	—	—	—	—	(5,479)	(5,479)
Retirement of treasury stock	(341)	(3)	(2,395)	(3,081)	—	5,479	—
Comprehensive income (loss)	—	—	—	37,260	(6,859)	—	30,401

Balance at December 31, 2013	43,997	440	279,513	349,366	7,997	(1,612)	635,704
Stock-based compensation expense	—	—	6,381	—	—	—	6,381
Excess tax benefit (deficiency) from stock-based compensation	—	—	(82)	—	—	—	(82)
Net vesting (forfeitures) of common stock and restricted stock under equity award plans	(76)	(1)	(592)	—	—	156	(437)
Repurchase of common stock	—	—	—	—	—	(12,581)	(12,581)
Retirement of treasury stock	(630)	(6)	(5,932)	(6,643)	—	12,581	—
Comprehensive income (loss)	—	—	—	57,791	(28,558)	—	29,233

Balance at December 31, 2014	43,291	$433	$279,288	$400,514	$(20,561)	$(1,456)	$658,218

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$57,791	$37,260	$28,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,255	43,094	41,570
Amortization of intangibles	14,396	14,863	10,479
Amortization of deferred grants	(1,348)	(1,148)	(1,201)
Impairment losses	89	—	355
Unrealized foreign currency transaction (gains) losses, net	119	6,302	2,131
Stock-based compensation expense	6,381	4,873	3,467
Deferred income tax provision (benefit)	4,865	(362)	(4,867)
Net (gain) loss on disposal of property and equipment	(2,030)	201	391
Bad debt expense (reversals)	(181)	483	1,115
Unrealized (gains) losses on financial instruments, net	2,352	(15)	(1,361)
Amortization of deferred loan fees	259	259	368
Loss on sale of discontinued operations	—	—	10,707
Other	(624)	(56)	294
Changes in assets and liabilities, net of acquisition:
Receivables	(40,276)	(22,062)	(6,771)
Prepaid expenses	336	(3,931)	694
Other current assets	(6,673)	(1,177)	1,705
Deferred charges and other assets	3,545	(2,754)	(18,388)
Accounts payable	2,029	(1,282)	(1,589)
Income taxes receivable / payable	2,609	804	1,555
Accrued employee compensation and benefits	5,179	9,140	4,872
Other accrued expenses and current liabilities	(5,026)	(2,025)	11,476
Deferred revenue	2,147	2,826	(163)
Other long-term liabilities	2,070	925	1,252

Net cash provided by operating activities	94,264	86,218	86,514

Cash flows from investing activities:
Capital expenditures	(44,683)	(59,193)	(38,647)
Cash paid for business acquisition, net of cash acquired	—	—	(147,094)
Proceeds from sale of property and equipment	3,639	388	240
Investment in restricted cash	(7)	(562)	(67)
Release of restricted cash	160	—	356
Cash divested on sale of discontinued operations	—	—	(9,100)
Proceeds from insurance settlement	—	—	228

Net cash (used for) investing activities	(40,891)	(59,367)	(194,084)

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

	Years Ended December 31,
(in thousands)	2014	2013	2012
Cash flows from financing activities:
Payments of long-term debt	(23,000)	(25,000)	(22,000)
Proceeds from issuance of long-term debt	—	32,000	113,000
Proceeds from issuance of common stock	—	59	—
Cash paid for repurchase of common stock	(12,581)	(5,479)	(7,908)
Proceeds from grants	256	201	88
Shares repurchased for minimum tax withholding on equity awards	(437)	(227)	(1,412)
Cash paid for loan fees related to long-term debt	—	—	(857)

Net cash provided by (used for) financing activities	(35,762)	1,554	80,911

Effects of exchange rates on cash and cash equivalents	(14,459)	(3,742)	2,859

Net increase (decrease) in cash and cash equivalents	3,152	24,663	(23,800)
Cash and cash equivalents — beginning	211,985	187,322	211,122

Cash and cash equivalents — ending	$215,137	$211,985	$187,322

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$1,716	$2,149	$2,239
Cash paid during period for income taxes	$16,560	$16,889	$28,822
Non-cash transactions:
Property and equipment additions in accounts payable	$5,512	$6,002	$3,782
Unrealized gain (loss) on postretirement obligation in accumulated other comprehensive income (loss)	$28	$(181)	$36

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Overview and Summary of Significant Accounting Policies

Business — Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES” or the “Company”) provides comprehensive outsourced customer contact management solutions and services in the business process outsourcing arena to companies, primarily within the communications, financial services, technology/consumer, transportation and leisure, and healthcare industries. SYKES provides flexible, high-quality outsourced customer contact management services (with an emphasis on inbound technical support and customer service), which includes customer assistance, healthcare and roadside assistance, technical support and product sales to its clients’ customers. Utilizing SYKES’ integrated onshore/offshore global delivery model, SYKES provides its services through multiple communication channels encompassing phone, e-mail, social media, text messaging and chat. SYKES complements its outsourced customer contact management services with various enterprise support services in the United States that encompass services for a company’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, SYKES also provides fulfillment services including order processing, payment processing, inventory control, product delivery and product returns handling. The Company has operations in two reportable segments entitled (1) the Americas, which includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim, in which the client base is primarily companies in the United States that are using the Company’s services to support their customer management needs; and (2) EMEA, which includes Europe, the Middle East and Africa.

Acquisition — In August 2012, the Company completed the acquisition of Alpine Access, Inc. (“Alpine”), a Delaware corporation, pursuant to the Agreement and Plan of Merger, dated July 27, 2012. The Company has reflected the operating results in the Consolidated Statements of Operations since August 20, 2012. See Note 2, Acquisition of Alpine Access, Inc., for additional information on the acquisition of this business.

Discontinued Operations — In March 2012, the Company sold its operations in Spain (the “Spanish operations”), pursuant to an asset purchase agreement dated March 29, 2012 and a stock purchase agreement dated March 30, 2012. The Company reflected the operating results related to the Spanish operations as discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2012. Cash flows from discontinued operations are included in the Consolidated Statement of Cash Flows for the year ended December 31, 2012. See Note 3, Discontinued Operations, for additional information on the sale of the Spanish operations.

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

Revenues from fulfillment services account for 1.4%, 1.3% and 1.5% of total consolidated revenues for the years ended December 31, 2014, 2013 and 2012, respectively, some of which contain multiple-deliverables. The service offerings for these fulfillment service contracts typically include pick-pack-and-ship, warehousing, process management, finished goods assembly and pass-through costs. In accordance with ASC 605-25 “Revenue Recognition — Multiple-Element Arrangements” (“ASC 605-25”) [as amended by Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”)], the Company determines if the services provided under these contracts with multiple-deliverables represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value, and where return rights exist, delivery or performance of the undelivered items is considered probable and substantially within our control. If those deliverables are determined to be separate units of accounting, revenues from these services are recognized as the services are performed under a fully executed contractual agreement. If those deliverables are not determined to be separate units of accounting, revenue for the delivered services are bundled into a single unit of accounting and recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate.

The Company allocates revenue to each of the deliverables based on a selling price hierarchy of vendor specific objective evidence (“VSOE”), third-party evidence, and then estimated selling price. VSOE is based on the price charged when the deliverable is sold separately. Third-party evidence is based on largely interchangeable competitor services in standalone sales to similarly situated customers. Estimated selling price is based on the Company’s best estimate of what the selling prices of deliverables would be if they were sold regularly on a standalone basis. Estimated selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies, service offerings, and customer classifications. Once the Company allocates revenue to each deliverable, the Company recognizes revenue when all revenue recognition criteria are met. As of December 31, 2014, the Company’s fulfillment contracts with multiple-deliverables met the separation criteria as outlined in ASC 605-25 and the revenue was accounted for accordingly. Other than these fulfillment contracts, the Company had no other contracts that contain multiple-deliverables as of December 31, 2014.

Cash and Cash Equivalents — Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash in the amount of $215.1 million and $212.0 million at December 31, 2014 and 2013, respectively, was primarily held in interest bearing investments, which have original maturities of less than 90 days. Cash and cash equivalents of $194.4 million and $195.0 million at December 31, 2014 and 2013, respectively, were held in international operations and may be subject to additional taxes if repatriated to the United States (“U.S.”).

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

The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360 “Property, Plant and Equipment.” For purposes of recognition and measurement of an impairment loss, assets are grouped at the lowest levels for which there are identifiable cash flows (the “reporting unit”). An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets or independent third party offers. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. Except as discussed in Note 5, Fair Value, the Company determined that its property and equipment were not impaired as of December 31, 2014.

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

Self-Insurance Programs — The Company self-insures for certain levels of workers’ compensation and self-funds the medical, prescription drug and dental benefit plans in the United States. Estimated costs are accrued at the projected settlements for known and anticipated claims. Amounts related to these self-insurance programs are included in “Accrued employee compensation and benefits” and “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. Hedges of a net investment in a foreign operation are linked to the specific foreign operation. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, or if the Company de-designates a derivative as a hedge, the Company discontinues hedge accounting prospectively. At December 31, 2014 and 2013, all hedges were determined to be highly effective.

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

New Accounting Standards Not Yet Adopted

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). The amendments in ASU 2014-08 indicate that only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. Currently, a component of an entity that is a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group is eligible for discontinued operations presentation. The amendments should be applied to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of ASU 2014-08 on January 1, 2015 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

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

In January 2015, the FASB issued ASU 2015-01 “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). This amendment eliminates from U.S. GAAP the concept of extraordinary items as part of the FASB’s initiative to reduce complexity in accounting standards. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-01 to materially impact its financial condition, results of operations and cash flows.

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

In July 2013, the FASB issued ASU 2013-11 “Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The amendments in ASU 2013-11 indicate that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU 2013-11 on January 1, 2014 resulted in a $3.1 million reclassification of a portion of the Company’s unrecognized tax benefits from “Long-term income tax liabilities” to “Deferred charges and other assets.” See Note 22, Income Taxes, for further information.

Note 2. Acquisition of Alpine Access, Inc.

On August 20, 2012, the Company acquired 100% of the outstanding common shares and voting interest of Alpine, pursuant to the terms of the merger agreement. Alpine, an industry leader in the virtual at-home agent space, provides award-winning customer contact management services through a secured and proprietary virtual call center environment with its operations located in the United States and Canada. The results of Alpine’s operations have been included in the Company’s consolidated financial statements since its acquisition on August 20, 2012. The Company acquired Alpine to: create significant competitive differentiation for quality, speed to market, scalability and flexibility driven by proprietary, internally-developed software, systems, processes and other intellectual property, which uniquely overcome the challenges of the virtual at-home agent delivery model; strengthen the Company’s current service portfolio and go-to-market offering while expanding the breadth of clients with minimal client overlap; broaden the addressable market opportunity within existing and new verticals as well as clients; expand the addressable pool of skilled labor; leverage operational best practices across the Company’s global platform, with the potential to convert more of its fixed costs to variable costs; and further enhance the growth and margin profile of the Company to drive shareholder value. This resulted in the Company paying a substantial premium for Alpine resulting in the recognition of goodwill.

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

The amount of Alpine’s revenues and net loss since the August 20, 2012 acquisition date, included in the Company’s accompanying Consolidated Statement of Operations for the year ended December 31, 2012 was as follows (in thousands):

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

The following table presents the unaudited pro forma combined revenues and net earnings as if Alpine had been included in the consolidated results of the Company for the entire year for the year ended December 31, 2012. The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on January 1, 2012 (in thousands):

Year Ended December 31, 2012
Revenues	$1,190,150

Income from continuing operations, net of taxes	$37,352

Income from continuing operations per common share:

Basic	$0.87

Diluted	$0.87

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

Merger and integration costs associated with Alpine were as follows (none in 2014) (in thousands):

	Years Ended December 31,
	2013	2012
Severance costs included in “Direct salaries and related costs”: (1)
Americas	$526	$—

	526	—

Severance costs included in “General and administrative”: (1)
Americas	985	591
Corporate	159	377

	1,144	968

Transaction and integration costs included in “General and administrative”: (1)
Corporate	444	3,793

	444	3,793

Total merger and integration costs	$2,114	$4,761

(1)	In the accompanying Consolidated Statements of Operations.

Note 3. Discontinued Operations

In November 2011, the Finance Committee of the Board of Directors (the “Board”) of the Company approved a plan to sell its Spanish operations, which were operated through its Spanish subsidiary, Sykes Enterprises, Incorporated S.L. (“Sykes Spain”). Sykes Spain operated customer contact management centers, providing contact center services through a total of three customer contact management centers in Spain to clients in Spain. The decision to sell the Spanish operations was made in 2011 after management completed a strategic review of the Spanish market and determined the operations were no longer consistent with the Company’s strategic direction.

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

On March 30, 2012, the Company entered into a stock purchase agreement with a former member of Sykes Spain’s management, and pursuant thereto, on March 30, 2012, the Company sold all of the shares of capital stock of Sykes Spain to the purchaser for a nominal price. Pursuant to the stock purchase agreement, immediately prior to closing, the Company made a cash capital contribution of $8.6 million to Sykes Spain to cover a portion of Sykes Spain’s liabilities and to fund the $4.1 million of cash transferred and sold pursuant to the asset purchase agreement with Iberphone, S.A.U. discussed above. As this was a stock transaction, the Company anticipates no future obligation with regard to Sykes Spain and there were no material post-closing obligations.

The Company reflected the operating results related to the Spanish operations as discontinued operations in the accompanying Consolidated Statement of Operations for the year ended December 31, 2012. Cash flows from discontinued operations are included in the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2012. This business was historically reported by the Company as part of the EMEA segment.

The results of discontinued operations were as follows (none in 2014 and 2013) (in thousands):

Year Ended December 31, 2012
Revenues	$10,102

(Loss) from discontinued operations before income taxes	$(820)
Income taxes (1)	—

(Loss) from discontinued operations, net of taxes	$(820)

(Loss) on sale of discontinued operations before income taxes	$(10,707)
Income taxes (1)	—

(Loss) on sale of discontinued operations, net of taxes	$(10,707)

(1)	There were no income taxes as any tax benefit from the losses would be offset by a valuation allowance.

Note 4. Costs Associated with Exit or Disposal Activities

During 2011 and 2010, the Company announced several initiatives to streamline excess capacity through targeted seat reductions (the “Exit Plans”) in an on-going effort to manage and optimize capacity utilization. These Exit Plans included, but were not limited to, closing customer contact management centers in The Philippines, the United Kingdom, Ireland and South Africa and consolidating leased space in various locations in the U.S. and the Netherlands. These Exit Plans impacted approximately 800 employees. The Company has paid $14.5 million in cash through December 31, 2014 under these Exit Plans.

The cumulative costs expected and incurred as a result of the Exit Plans were as follows as of December 31, 2014 (in thousands):

	Americas Fourth Quarter 2011 Exit Plan	EMEA Fourth Quarter 2011 Exit Plan	EMEA Fourth Quarter 2010 Exit Plan	Americas Third Quarter 2010 Exit Plan	Total
Lease obligations and facility exit costs	$1,365	$19	$1,914	$6,729	$10,027
Severance and related costs	—	5,857	185	—	6,042
Legal-related costs	—	110	—	—	110
Non-cash impairment charges	480	474	159	3,847	4,960

Total	$1,845	$6,460	$2,258	$10,576	$21,139

Restructuring charges in the Company’s Consolidated Statements of Operations are summarized as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
By Type:
Lease obligations and facility exit costs	$(185)	$318	$858
Severance and related costs	(129)	(56)	857
Legal-related costs	—	—	89

Total	$(314)	$262	$1,804

	Years Ended December 31,
	2014	2013	2012
By Statements of Operations Caption:
Direct salaries and related costs	$—	$—	$715
General and administrative	(314)	262	1,089

Total	$(314)	$262	$1,804

	Years Ended December 31,
	2014	2013	2012
By Segment:
Americas	$—	$—	$1,426
EMEA	(314)	262	378

Total	$(314)	$262	$1,804

The following table summarizes the accrued liability associated with the Exit Plans’ exit or disposal activities and related charges for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Lease Obligation and Facility Exit Costs	Severance and Related Costs	Legal-Related Costs	Total
Balance at January 1, 2012	$4,839	$4,470	$13	$9,322
Charges (reversals) (1)	858	857	89	1,804
Cash payments	(1,926)	(5,134)	(91)	(7,151)
Other non-cash changes (4)	1	(6)	(1)	(6)

Balance at December 31, 2012	3,772	187	10	3,969
Charges (reversals) (2)	318	(56)	—	262
Cash payments	(1,264)	(8)	(10)	(1,282)
Other non-cash changes (4)	17	8	—	25

Balance at December 31, 2013	2,843	131	—	2,974
Charges (reversals) (3)	(185)	(129)	—	(314)
Cash payments	(1,095)	—	—	(1,095)
Other non-cash changes (4)	(5)	(2)	—	(7)

Balance at December 31, 2014	$1,558	$—	$—	$1,558

(1)

During 2012, the Company recorded lease obligations and facility exit costs due to the initiation of one of the Exit Plans, recorded additional severance and related costs and legal-related costs due to a change in estimates and recorded additional lease obligations due to an unanticipated lease termination penalty, all of which were included in “General and administrative” costs in the accompanying Consolidated Statement of Operations. Also, during 2012, the Company reversed accruals related to the final settlement of lease obligations and facility exit costs for one of the Ireland sites, which reduced “General and administrative” costs in the accompanying Consolidated Statement of Operations.

(2)

During 2013, the Company recorded additional lease obligations and facility exit costs for one of the Ireland site’s lease restoration. Also during 2013, the Company reversed accruals related to the final settlement of severance and related costs for the Netherlands site, which reduced “General and administrative” costs in the accompanying Consolidated Statement of Operations.

(3)

During 2014, the Company reversed accruals related to the final settlement of lease obligations and facility exit costs as well as severance and related costs for the Ireland sites, which reduced “General and administrative” costs in the accompanying Consolidated Statement of Operations.

(4)	Effect of foreign currency translation.

The charges (reversals) for the lease obligations and facility exit costs of $0.9 million for the year ended December 31, 2012 is net of a reversal of $0.6 million as described in (1) to the table above.

Restructuring Liability Classification

The following table summarizes the Company’s short-term and long-term accrued liabilities associated with its exit and disposal activities, by plan, as of December 31, 2014 and 2013 (in thousands):

	Americas Fourth Quarter 2011 Exit Plan	EMEA Fourth Quarter 2011 Exit Plan	EMEA Fourth Quarter 2010 Exit Plan	Americas Third Quarter 2010 Exit Plan	Total
December 31, 2014
Short-term accrued restructuring liability (1)	$109	$—	$—	$521	$630
Long-term accrued restructuring liability (2)	203	—	—	725	928

Ending accrual at December 31, 2014	$312	$—	$—	$1,246	$1,558

December 31, 2013
Short-term accrued restructuring liability (1)	$136	$131	$538	$440	$1,245
Long-term accrued restructuring liability (2)	376	—	—	1,353	1,729

Ending accrual at December 31, 2013	$512	$131	$538	$1,793	$2,974

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets.

(2)	Included in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.

The remaining restructuring liability relates to future rent obligations to be paid through the remainder of the lease terms, the last of which ends in February 2017.

Note 5. Fair Value

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following (in thousands):

		Fair Value Measurements at December 31, 2014 Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2014	Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents” (1)	$100,915	$100,915	$—	$—
Money market funds and open-end mutual funds included in “Deferred charges and other assets” (1)	10	10	—	—
Foreign currency forward and option contracts included in “Other current assets” (2)	1,489	—	1,489	—
Foreign currency forward contracts included in “Deferred charges and other assets” (2)	4,060	—	4,060	—
Equity investments held in a rabbi trust for the Deferred Compensation Plan (3)	5,589	5,589	—	—
Debt investments held in a rabbi trust for the Deferred Compensation Plan (3)	1,363	1,363	—	—
Guaranteed investment certificates (4)	79	—	79	—

	$113,505	$107,877	$5,628	$—

Liabilities:
Long-term debt (5)	$75,000	$—	$75,000	$—
Foreign currency forward and option contracts included in “Other accrued expenses and current liabilities” (2)	1,261	—	1,261	—

	$76,261	$—	$76,261	$—

		Fair Value Measurements at December 31, 2013 Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2013	Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents” (1)	$50,627	$50,627	$—	$—
Money market funds and open-end mutual funds included in “Deferred charges and other assets” (1)	11	11	—	—
Foreign currency forward and option contracts included in “Other current assets” (2)	2,240	—	2,240	—
Equity investments held in a rabbi trust for the Deferred Compensation Plan (3)	5,251	5,251	—	—
Debt investments held in a rabbi trust for the Deferred Compensation Plan (3)	1,170	1,170	—	—
Guaranteed investment certificates (4)	80	—	80	—

	$59,379	$57,059	$2,320	$—

Liabilities:
Long-term debt (5)	$98,000	$—	$98,000	$—
Foreign currency forward and option contracts included in “Other accrued expenses and current liabilities” (2)	5,063	—	5,063	—

	$103,063	$—	$103,063	$—

(1)	In the accompanying Consolidated Balance Sheet.

(2)	In the accompanying Consolidated Balance Sheet. See Note 12, Financial Derivatives.

(3)	Included in “Other current assets” in the accompanying Consolidated Balance Sheet. See Note 13, Investments Held in Rabbi Trust.

(4)	Included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheet.

(5)	The carrying value of long-term debt approximates its estimated fair value as it re-prices at varying interest rates. See Note 20, Borrowings.

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs as described in Note 1, Overview and Summary of Significant Accounting Policies, like those associated with acquired businesses, including goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired. The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at December 31, 2014 and 2013.

The table below summarizes impairment losses resulting from nonrecurring fair value measurements of certain assets (no liabilities), primarily long-lived assets that the Company determined were no longer being used and were disposed of, as follows (in thousands):

	Total Impairment (Loss)
	Years Ended December 31,
	2014	2013	2012
Americas:
Property and equipment, net (1)	$(89)	$—	$(355)
EMEA:
Property and equipment, net (1)	—	—	—

	$(89)	$—	$(355)

(1)	See Note 1, Overview and Summary of Significant Accounting Policies, for additional information regarding the fair value measurement as outlined in Property and Equipment.

Note 6. Goodwill and Intangible Assets

The following table presents the Company’s purchased intangible assets as of December 31, 2014 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$100,719	$(47,571)	$53,148	8
Trade name	11,600	(4,128)	7,472	8
Non-compete agreements	1,209	(1,209)	—	2
Proprietary software	850	(850)	—	2
Favorable lease agreement	449	(449)	—	2

	$114,827	$(54,207)	$60,620	8

The following table presents the Company’s purchased intangible assets as of December 31, 2013 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$102,774	$(35,873)	$66,901	8
Trade name	11,600	(2,803)	8,797	8
Non-compete agreements	1,220	(1,009)	211	2
Proprietary software	850	(847)	3	2
Favorable lease agreement	449	(306)	143	2

	$116,893	$(40,838)	$76,055	8

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to December 31, 2014, is as follows (in thousands):

Years Ending December 31,	Amount
2015	$13,884
2016	13,884
2017	13,884
2018	7,565
2019	6,961
2020 and thereafter	4,442

Changes in goodwill for the year ended December 31, 2014 consist of the following (in thousands):

	January 1, 2014	Acquisitions	Impairments	Effect of Foreign Currency	December 31, 2014
Americas	$199,802	$—	$—	$(5,971)	$193,831
EMEA	—	—	—	—	—

	$199,802	$—	$—	$(5,971)	$193,831

Changes in goodwill for the year ended December 31, 2013 consist of the following (in thousands):

	January 1, 2013	Acquisitions	Impairments	Effect of Foreign Currency	December 31, 2013
Americas	$204,231	$—	$—	$(4,429)	$199,802
EMEA	—	—	—	—	—

	$204,231	$—	$—	$(4,429)	$199,802

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

Note 8. Receivables, Net

Receivables, net consist of the following (in thousands):

	December 31,
	2014	2013
Trade accounts receivable	$290,711	$266,048
Income taxes receivable	993	1,377
Other	3,354	2,478

	295,058	269,903
Less: Allowance for doubtful accounts	4,661	4,987

	$290,397	$264,916

Allowance for doubtful accounts as a percent of trade receivables	1.6%	1.9%

Note 9. Prepaid Expenses

Prepaid expenses consist of the following (in thousands):

	December 31,
	2014	2013
Prepaid maintenance	$5,315	$5,852
Prepaid rent	3,147	3,009
Prepaid insurance	3,112	2,631
Prepaid other	3,322	4,218

	$14,896	$15,710

Note 10. Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2014	2013
Deferred tax assets (Note 22)	$13,703	$7,961
Financial derivatives (Note 12)	1,489	2,240
Investments held in rabbi trust (Note 13)	6,952	6,421
Value added tax certificates (Note 11)	6,303	2,066
Other current assets	1,209	1,984

	$29,656	$20,672

Note 11. Value Added Tax Receivables

The VAT receivables balances, and the respective locations in the accompanying Consolidated Balance Sheets, are presented below (in thousands):

	December 31,
	2014	2013
VAT included in:
Other current assets (Note 10)	$6,303	$2,066
Deferred charges and other assets (Note 15)	856	5,406

	$7,159	$7,472

During the years ended December 31, 2014, 2013 and 2012, the Company wrote down the VAT receivables balances by the following amounts, which are reflected in the accompanying Consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2014	2013	2012
Write-downs (recoveries) of value added tax receivables	$(638)	$143	$546

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

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” in the accompanying Consolidated Balance Sheets are as follows (in thousands):

	December 31,
	2014	2013
Deferred gains (losses) in AOCI	$(157)	$(2,704)
Tax on deferred gains (losses) in AOCI	46	169

Deferred gains (losses) in AOCI, net of taxes	$(111)	$(2,535)

Deferred gains (losses) expected to be reclassified to “Revenues” from AOCI during the next twelve months	$(157)

Deferred gains (losses) and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the forward contracts and options.

Net Investment Hedge — During 2014 and 2013, the Company entered into foreign exchange forward contracts to hedge its net investment in a foreign operation, as defined under ASC 815. The Company did not hedge net investments in foreign operations during 2012. The purpose of these derivative instruments is to protect the Company’s interests against the risk that the net assets of certain foreign subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to the Company’s foreign currency-based investments in these subsidiaries.

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

The Company had the following outstanding foreign currency forward contracts and options (in thousands):

	As of December 31, 2014		As of December 31, 2013
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges: (1)
Options:
Philippine Pesos	$73,000	December 2015	$59,000	December 2014

Forwards:
Philippine Pesos	9,000	March 2015	63,300	July 2014
Costa Rican Colones	51,600	October 2015	41,600	October 2014
Hungarian Forints	—	—	550	January 2014
Romanian Leis	10,414	December 2015	619	January 2014

Net investment hedges: (2)
Forwards:
Euros	51,648	March 2016	32,657	September 2014

Non-designated hedges: (3)
Forwards	64,541	March 2015	59,207	June 2014

(1)	Cash flow hedge as defined under ASC 815. Purpose is to protect against the risk that eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.

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

Master netting agreements exist with each respective counterparty to reduce credit risk by permitting net settlement of derivative positions. In the event of default by the Company or one of its counterparties, these agreements include a set-off clause that provides the non-defaulting party the right to net settle all derivative transactions, regardless of the currency and settlement date. The maximum amount of loss due to credit risk that, based on gross fair value, the Company would incur if parties to the derivative transactions that make up the concentration failed to perform according to the terms of the contracts was $5.5 million and $2.2 million as of December 31, 2014 and 2013, respectively. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions are asset positions of $4.4 million and $0.4 million, and liability positions of $0.1 million and $3.3 million as of December 31, 2014 and 2013, respectively.

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Consolidated Balance Sheets (in thousands):

	Derivative Assets
	December 31, 2014	December 31, 2013
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (1)	$974	$862

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts (2)	4,060	—

	5,034	862

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (1)	515	1,378

Total derivative assets	$5,549	$2,240

	Derivative Liabilities
	December 31, 2014	December 31, 2013
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (3)	$406	$2,997

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts (3)	—	1,720

	406	4,717

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (3)	855	346

Total derivative liabilities	$1,261	$5,063

(1)	Included in “Other current assets” in the accompanying Consolidated Balance Sheets.

(2)	Included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets.

(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets.

The following tables present the effect of the Company’s derivative instruments included in the accompanying Consolidated Financial Statements for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)			Gain (Loss) Reclassified From Accumulated AOCI Into “Revenues” (Effective Portion)			Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion)
	December 31,			December 31,			December 31,
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$(2,787)	$(2,823)	$4,400	$(5,339)	$(666)	$4,156	$(3)	$119	$17
Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	6,344	(1,720)	—	—	—	—	—	—	—

Foreign currency forward and option contracts	$3,557	$(4,543)	$4,400	$(5,339)	$(666)	$4,156	$(3)	$119	$17

	Gain (Loss) Recognized in “Other income and (expense)” on Derivatives
	December 31,
	2014	2013	2012
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	$(44)	$4,216	$(295)

Note 13. Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	December 31, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$5,160	$6,952	$4,749	$6,421

The mutual funds held in the rabbi trust were 80% equity-based and 20% debt-based as of December 31, 2014. Net investment income (losses), included in “Other income (expense)” in the accompanying Consolidated Statements of Operations consists of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Gross realized gains from sale of trading securities	$586	$160	$163
Gross realized (losses) from sale of trading securities	—	(10)	(1)
Dividend and interest income	58	279	129
Net unrealized holding gains (losses)	(276)	568	312

Net investment income (losses)	$368	$997	$603

Note 14. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2014	2013
Land	$3,600	$4,144
Buildings and leasehold improvements	94,786	92,652
Equipment, furniture and fixtures	293,857	287,728
Capitalized internally developed software costs	7,963	7,752
Transportation equipment	531	624
Construction in progress	8,071	1,909

	408,808	394,809
Less: Accumulated depreciation	298,928	277,260

	$109,880	$117,549

Capitalized internally developed software, net of depreciation, included in “Property and equipment, net” in the accompanying Consolidated Balance Sheets as of December 31, 2014 and 2013 was as follows (in thousands):

	December 31,
	2014	2013
Capitalized internally developed software costs, net	$1,270	$2,599

Sale of Fixed Assets, Land and Building Located in Bismarck, North Dakota

In November 2014, the Company sold the fixed assets, land and building located in Bismarck, North Dakota for cash of $3.1 million (net of selling costs of $0.2 million) resulting in a net gain on disposal of property and equipment of $2.6 million, which is included in “Net gain (loss) on disposal of property and equipment” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2014. These assets, with a carrying value of $0.9 million, were included in “Property and equipment” in the accompanying Consolidated Balance Sheet as of December 31, 2013. Related to these assets were deferred property grants of $0.4 million, which were included in “Deferred grants” in the accompanying Consolidated Balance Sheet as of December 31, 2013.

Note 15. Deferred Charges and Other Assets

Deferred charges and other assets consist of the following (in thousands):

	December 31,
	2014	2013
Non-current deferred tax assets (Note 22)	$1,681	$13,048
Non-current mandatory tax security deposits (Note 22)	15,906	17,317
Non-current value added tax certificates (Note 11)	856	5,406
Foreign currency forward contracts (Note 12)	4,060	—
Rent and other deposits	3,215	3,169
Other	4,365	4,632

	$30,083	$43,572

Note 16. Accrued Employee Compensation and Benefits

Accrued employee compensation and benefits consist of the following (in thousands):

	December 31,
	2014	2013
Accrued compensation	$32,786	$32,003
Accrued bonus and commissions	18,590	14,265
Accrued vacation	16,613	17,055
Accrued employment taxes	9,362	12,448
Other	4,721	5,293

	$82,072	$81,064

Note 17. Deferred Revenue

The components of deferred revenue consist of the following (in thousands):

	December 31,
	2014	2013
Future service	$25,222	$25,102
Estimated potential penalties and holdbacks	9,023	9,923

	$34,245	$35,025

Note 18. Other Accrued Expenses and Current Liabilities

Other accrued expenses and current liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Accrued legal and professional fees	$4,508	$3,220
Accrued equipment and software	2,196	1,779
Accrued roadside assistance claim costs	1,878	2,341
Accrued utilities	1,329	1,425
Foreign currency forward and option contracts (Note 12)	1,261	5,063
Accrued telephone charges	1,068	1,475
Customer deposits	793	2,418
Accrued rent	640	2,057
Accrued restructuring (Note 4)	630	1,245
Other	7,913	9,370

	$22,216	$30,393

Note 19. Deferred Grants

The components of deferred grants consist of the following (in thousands):

	December 31,
	2014	2013
Property grants	$5,110	$6,643
Employment grants	207	146

Total deferred grants	5,317	6,789
Less: Property grants — short-term (1)	—	(6)
Less: Employment grants — short-term (1)	(207)	(146)

Total long-term deferred grants (2)	$5,110	$6,637

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets.

(2)	Included in “Deferred grants” in the accompanying Consolidated Balance Sheets.

Note 20. Borrowings

On May 3, 2012, the Company entered into a $245 million revolving credit facility (the “2012 Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (“KeyBank”). The 2012 Credit Agreement replaced the Company’s previous $75 million revolving credit facility dated February 2, 2010, as amended, which agreement was terminated simultaneous with entering into the 2012 Credit Agreement. The 2012 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants.

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

Borrowings consist of the following (in thousands):

	December 31,
	2014	2013
Revolving credit facility	$75,000	$98,000
Less: Current portion	—	—

Total long-term debt	$75,000	$98,000

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

In May 2012, the Company paid an underwriting fee of $0.9 million for the 2012 Credit Agreement, which is deferred and amortized over the term of the loan. The 2012 Credit Agreement had an average daily utilization of $85.9 million and $102.5 million during the years ended December 31, 2014 and 2013, respectively, and $96.8 million for the period outstanding during the year ended December 31, 2012. During the years ended December 31, 2014, 2013 and 2012, the related interest expense, excluding amortization of deferred loan fees, under our credit agreements was $1.1 million, $1.5 million and $0.5 million, respectively, which represented weighted average interest rates of 1.3%, 1.5% and 1.5%, respectively.

Note 21. Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220 “Comprehensive Income” (“ASC 220”). ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Gain (Loss) on Post Retirement Obligation	Total
Balance at January 1, 2012	$5,995	$(2,565)	$985	$(438)	$459	$4,436
Pre-tax amount	9,516	—	499	4,417	92	14,524
Tax (provision) benefit	—	—	(90)	(306)	—	(396)
Reclassification of (gain) loss to net income	570	—	(48)	(4,174)	(56)	(3,708)
Foreign currency translation	2	—	67	(69)	—	—

Balance at December 31, 2012	16,083	(2,565)	1,413	(570)	495	14,856
Pre-tax amount	(3,465)	(1,720)	(136)	(2,704)	(127)	(8,152)
Tax (provision) benefit	—	602	16	449	—	1,067
Reclassification of (gain) loss to net income	—	—	(41)	321	(54)	226
Foreign currency translation	133	—	(102)	(31)	—	—

Balance at December 31, 2013	12,751	(3,683)	1,150	(2,535)	314	7,997
Pre-tax amount	(34,947)	6,344	(50)	(2,790)	77	(31,366)
Tax (provision) benefit	—	(2,385)	57	(17)	—	(2,345)
Reclassification of (gain) loss to net income	—	—	(35)	5,237	(49)	5,153
Foreign currency translation	120	—	(114)	(6)	—	—

Balance at December 31, 2014	$(22,076)	$276	$1,008	$(111)	$342	$(20,561)

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Consolidated Statement of Operations (in thousands):

	Years Ended December 31,		Statements of Operations Location
	2014	2013
Actuarial Gain (Loss) Related to Pension Liability: (1)
Pre-tax amount	$50	$60	Direct salaries and related costs
Tax (provision) benefit	(15)	(19)	Income taxes

Reclassification to net income	35	41
Gain (Loss) on Cash Flow Hedging Instruments: (2)
Pre-tax amount	(5,342)	(547)	Revenues
Tax (provision) benefit	105	226	Income taxes

Reclassification to net income	(5,237)	(321)
Gain (Loss) on Post Retirement Obligation: (1)
Pre-tax amount	49	54	General and administrative
Tax (provision) benefit	—	—	Income taxes

Reclassification to net income	49	54

Total reclassification of gain (loss) to net income	$(5,153)	$(226)

(1)	See Note 25, Defined Benefit Pension Plan and Postretirement Benefits, for further information.

(2)	See Note 12, Financial Derivatives, for further information.

Except as discussed in Note 22, Income Taxes, earnings associated with the Company’s investments in its foreign subsidiaries are considered to be indefinitely reinvested and no provision for income taxes on those earnings or translation adjustments have been provided.

Note 22. Income Taxes

The income from continuing operations before income taxes includes the following components (in thousands):

	Years Ended December 31,
	2014	2013	2012
Domestic (U.S., state and local)	$28,563	$5,544	$(10,430)
Foreign	48,596	45,781	55,587

Total income from continuing operations before income taxes	$77,159	$51,325	$45,157

Significant components of the income tax provision are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current:
U.S. federal	$2,579	$881	$236
State and local	542	82	(61)
Foreign	11,382	13,464	9,899

Total current provision for income taxes	14,503	14,427	10,074

Deferred:
U.S. federal	5,437	866	(2,846)
State and local	(446)	—	—
Foreign	(126)	(1,228)	(2,021)

Total deferred provision (benefit) for income taxes	4,865	(362)	(4,867)

Total provision for income taxes	$19,368	$14,065	$5,207

The temporary differences that give rise to significant portions of the deferred income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net operating loss and tax credit carryforwards	$19,335	$8,029	$(4,113)
Depreciation and amortization	(6,220)	(5,030)	(5,684)
Accrued expenses/liabilities	(4,505)	954	(1,274)
Valuation allowance	(3,706)	(1,887)	4,120
Deferred statutory income	(29)	(2,425)	2,084
Other	(10)	(3)	—

Total deferred provision (benefit) for income taxes	$4,865	$(362)	$(4,867)

The reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the Company’s effective income tax provision is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Tax at U.S. federal statutory tax rate	$27,005	$17,964	$15,805
State income taxes, net of federal tax benefit	934	82	(61)
Foreign rate differential	(13,164)	(9,319)	(7,078)
Tax holidays	(2,749)	(4,686)	(6,450)
Permanent differences	10,170	9,051	3,531
Tax credits	(4,894)	(5,020)	(699)
Foreign withholding and other taxes	2,541	4,643	1,263
Change in valuation allowance, net of related adjustments	(7)	1,354	(538)
Changes in uncertain tax positions	(468)	(4)	(613)
Change of assertion related to foreign earnings distribution	—	—	47

Total provision for income taxes	$19,368	$14,065	$5,207

Withholding taxes on offshore cash movements assessed by certain foreign governments of $1.8 million, $4.1 million and $0.8 million were included in the provision for income taxes in the accompanying Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, respectively.

Earnings associated with the investments in the Company’s foreign subsidiaries of $380.8 million at December 31, 2014 are considered to be indefinitely reinvested outside of the U.S. Therefore, a U.S. provision for income taxes on those earnings or translation adjustments has not been recorded, as permitted by criterion outlined in ASC 740 “Income Taxes.” Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration is not practicable due to the inherent complexity of the multi-national tax environment in which the Company operates.

The Company has been granted tax holidays in The Philippines, Colombia, Costa Rica and El Salvador. The tax holidays have various expiration dates ranging from 2015 through 2028. In some cases, the tax holidays expire without possibility of renewal. In other cases, the Company expects to renew these tax holidays, but there are no assurances from the respective foreign governments that they will renew them. This could potentially result in future adverse tax consequences in the local jurisdiction, the impact of which is not practicable to estimate due to the inherent complexity of estimating critical variables such as long-term future profitability, tax regulations and rates in the multi-national tax environment in which the Company operates. The Company’s tax holidays decreased the provision for income taxes by $2.7 million ($0.06 per diluted share), $4.7 million ($0.11 per diluted share) and $6.5 million ($0.15 per diluted share) for the years ended December 31, 2014, 2013 and 2012, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss and tax credit carryforwards	$35,400	$61,626
Valuation allowance	(34,146)	(42,664)
Accrued expenses	25,694	21,305
Deferred revenue	3,757	4,045
Depreciation and amortization	835	559
Other	—	104

	31,540	44,975

Deferred tax liabilities:
Depreciation and amortization	(20,172)	(26,379)
Deferred statutory income	(772)	(241)
Accrued liabilities	(141)	(79)
Other	(1)	(114)

	(21,086)	(26,813)

Net deferred tax assets	$10,454	$18,162

	December 31,
	2014	2013
Classified as follows:
Other current assets (Note 10)	$13,703	$7,961
Other long-term liabilities	(4,786)	(2,763)
Deferred charges and other assets (Note 15)	1,681	13,048
Current deferred income tax liabilities	(144)	(84)

Net deferred tax assets	$10,454	$18,162

There are approximately $185.0 million of income tax loss carryforwards as of December 31, 2014, with varying expiration dates, approximately $131.4 million relating to foreign operations and $53.6 million relating to U.S. state operations. For U.S. federal purposes, $2.7 million of tax credits are available for carryforward as of December 31, 2014, with the latest expiration date ending December 2035. With respect to foreign operations, $109.0 million of the net operating loss carryforwards have an indefinite expiration date and the remaining $22.4 million net operating loss carryforwards have varying expiration dates through December 2035. Regarding the U.S. state and foreign aforementioned tax loss carryforwards, no benefit has been recognized for $50.3 million and $123.5 million, respectively, as it is more likely than not that these losses will expire without realization of tax benefits.

The Company has accrued $13.3 million and $15.0 million as of December 31, 2014 and 2013, respectively, excluding penalties and interest, for the liability for unrecognized tax benefits. As of December 31, 2014, $2.7 million of unrecognized tax benefits have been recorded to “Deferred charges and other assets” in the accompanying Consolidated Balance Sheet in accordance with ASU 2013-11. The remaining $10.6 million of the unrecognized tax benefits at December 31, 2014 and the $15.0 million at December 31, 2013 are recorded in “Long-term income tax liabilities” in the accompanying Consolidated Balance Sheets. Had the Company recognized these tax benefits, approximately $13.3 million and $15.0 million, and the related interest and penalties, would have favorably impacted the effective tax rate in 2014 and 2013, respectively. The Company anticipates that approximately $2.2 million of the unrecognized tax benefits will be recognized in the next twelve months due to a lapse in the applicable statute of limitations.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had $10.1 million and $10.5 million accrued for interest and penalties as of December 31, 2014 and 2013, respectively. Of the accrued interest and penalties at December 31, 2014 and 2013, $3.3 million and $3.8 million, respectively, relate to statutory penalties. The amount of interest and penalties, net, included in the provision for income taxes in the accompanying Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012 was $(0.5) million, $0.4 million and $(0.1) million, respectively.

The tabular reconciliation of the amounts of unrecognized net tax benefits is presented below (in thousands):

	Years Ended December 31,
	2014	2013	2012
Gross unrecognized tax benefits as of January 1,	$14,991	$16,897	$17,136
Prior period tax position increases (decreases) (1)	—	—	321
Decreases from settlements with tax authorities	—	—	(426)
Decreases due to lapse in applicable statute of limitations	—	(390)	(561)
Foreign currency translation increases (decreases)	(1,706)	(1,516)	427

Gross unrecognized tax benefits as of December 31,	$13,285	$14,991	$16,897

(1)	Includes amounts assumed upon acquisition of Alpine on August 20, 2012.

The Company is currently under audit in several tax jurisdictions. The Company received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and the Company paid mandatory security deposits to Canada as part of this process. The total amount of deposits, net of fluctuations in the foreign exchange rate, are $15.9 million and $17.3 million as of December 31, 2014 and 2013, respectively, and are included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets. Although the outcome of examinations by taxing authorities is always uncertain, the Company believes it is adequately reserved for these audits and that resolution is not expected to have a material impact on its financial condition and results of operations.

The significant tax jurisdictions currently under audit are as follows:

Tax Jurisdiction	Tax Year Ended
Canada	2003 to 2009
The Philippines	2009 and 2010

The Company and its subsidiaries file federal, state and local income tax returns as required in the U.S. and in various foreign tax jurisdictions. The following table presents the major tax jurisdictions and tax years that are open and subject to examination by the respective tax authorities as of December 31, 2014:

Tax Jurisdiction	Tax Year Ended
Canada	2003 to present
The Philippines	2009 to present
United States	2002 to 2010 (1) and 2011 to present

(1)	These tax years are open to the extent of the net operating loss and tax credit carryforward amounts.

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

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Basic:
Weighted average common shares outstanding	42,609	42,877	43,105
Diluted:
Dilutive effect of stock appreciation rights, restricted stock, restricted stock units and shares held in a rabbi trust	205	48	43

Total weighted average diluted shares outstanding	42,814	42,925	43,148

Anti-dilutive shares excluded from the diluted earnings per share calculation	37	42	—

On August 18, 2011, the Company’s Board authorized the Company to purchase up to 5.0 million shares of its outstanding common stock (the “2011 Share Repurchase Program”). A total of 4.0 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

The shares repurchased under the Company’s share repurchase programs were as follows (in thousands, except per share amounts):

	Total Number			Total Cost of
	of Shares	Range of Prices Paid Per Share		Shares
For the Years Ended	Repurchased	Low	High	Repurchased
December 31, 2014	630	$19.80	$20.00	$12,581
December 31, 2013	341	$15.61	$16.99	$5,479
December 31, 2012	537	$13.85	$15.00	$7,908

Note 24. Commitments and Loss Contingency

Lease and Purchase Commitments

The Company leases certain equipment and buildings under operating leases having original terms ranging from one to twenty years, many with options to cancel at varying points during the lease. The building leases can contain up to three five-year renewal options. Rental expense under operating leases was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Rental expense	$44,916	$47,365	$43,626

The following is a schedule of future minimum rental payments required under operating leases that have noncancelable lease terms as of December 31, 2014 (in thousands):

Amount
2015	$33,287
2016	24,907
2017	21,586
2018	20,325
2019	15,617
2020 and thereafter	35,801

Total minimum payments required	$151,523

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

The following is a schedule of future minimum purchases remaining under the agreements as of December 31, 2014 (in thousands):

Amount
2015	$33,039
2016	21,025
2017	10,448
2018	1,485
2019	1,483
2020 and thereafter	1,600

Total minimum payments required	$69,080

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

Note 25. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The Company sponsors non-contributory defined benefit pension plans (the “Pension Plans”) for its covered employees in The Philippines. The Pension Plans provide defined benefits based on years of service and final salary. All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plans. As of December 31, 2014, the Pension Plans were unfunded. The Company expects to make no cash contributions to its Pension Plans during 2015.

The following table provides a reconciliation of the change in the benefit obligation for the Pension Plans and the net amount recognized, included in “Other long-term liabilities”, in the accompanying Consolidated Balance Sheets (in thousands):

	December 31,
	2014	2013
Beginning benefit obligation	$2,481	$1,997
Service cost	387	392
Interest cost	104	137
Actuarial (gains) losses	50	136
Effect of foreign currency translation	78	(181)

Ending benefit obligation	$3,100	$2,481

Unfunded status	$(3,100)	$(2,481)

Net amount recognized	$(3,100)	$(2,481)

The actuarial assumptions used to determine the benefit obligations and net periodic benefit cost for the Pension Plans were as follows:

	Years Ended December 31,
	2014	2013	2012
Discount rate	4.5% - 4.9%	4.3% - 5.2%	5.9%
Rate of compensation increase	2.0%	2.0%	2.0%

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

The following table provides information about the net periodic benefit cost and other accumulated comprehensive income for the Pension Plans (in thousands):

	Years Ended December 31,
	2014	2013	2012
Service cost	$387	$392	$372
Interest cost	104	137	120
Recognized actuarial (gains)	(50)	(60)	(46)

Net periodic benefit cost	441	469	446
Unrealized net actuarial (gains), net of tax	(1,008)	(1,150)	(1,413)

Total amount recognized in net periodic benefit cost and other accumulated comprehensive income (loss)	$(567)	$(681)	$(967)

The estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

Years Ending December 31,	Amount
2015	$28
2016	133
2017	77
2018	58
2019	303
2020 - 2024	963

The Company expects to recognize less than $0.1 million of net actuarial gains as a component of net periodic benefit cost in 2015.

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

	Years Ended December 31,
	2014	2013	2012
401(k) plan contributions	$870	$895	$1,221

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

	December 31,
	2014	2013
Postretirement benefit obligation	$46	$81
Unrealized gains (losses) in AOCI (1)	342	314

(1)	Unrealized gains (losses) are due to changes in discount rates related to the postretirement obligation.

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

Note 26. Stock-Based Compensation

The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. The following table summarizes the stock-based compensation expense (primarily in the Americas), income tax benefits related to the stock-based compensation and excess tax benefits (deficiencies) (in thousands):

	Years Ended December 31,
	2014	2013	2012
Stock-based compensation (expense) (1)	$(6,381)	$(4,873)	$(3,467)
Income tax benefit (2)	2,233	1,706	1,213
Excess tax benefit (deficiency) from stock-based compensation (3)	(82)	(187)	(292)

(1)	Included in “General and administrative” costs in the accompanying Consolidated Statements of Operations.

(2)	Included in “Income taxes” in the accompanying Consolidated Statements of Operations.

(3)	Included in “Additional paid-in capital” in the accompanying Consolidated Statements of Changes in Shareholders’ Equity.

There were no capitalized stock-based compensation costs at December 31, 2014, 2013 and 2012.

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

The following table summarizes the assumptions used to estimate the fair value of SARs granted:

	Years Ended December 31,
	2014	2013	2012
Expected volatility	38.9%	45.2%	47.1%
Weighted-average volatility	38.9%	45.2%	47.1%
Expected dividend rate	0.0%	0.0%	0.0%
Expected term (in years)	5.0	5.0	4.7
Risk-free rate	1.7%	0.8%	0.8%

The following table summarizes SARs activity as of December 31, 2014 and for the year then ended:

Stock Appreciation Rights	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2014	963	$—
Granted	246	$—
Exercised	(77)	$—
Forfeited or expired	(173)	$—

Outstanding at December 31, 2014	959	$—	7.0	$5,171

Vested or expected to vest at December 31, 2014	959	$—	7.0	$5,171

Exercisable at December 31, 2014	548	$—	5.8	$2,700

The following table summarizes information regarding SARs granted and exercised (in thousands, except per SAR amounts):

	Years Ended December 31,
	2014	2013	2012
Number of SARs granted	246	318	259
Weighted average grant-date fair value per SAR	$7.20	$6.08	$5.97
Intrinsic value of SARs exercised	$391	$488	$—
Fair value of SARs vested	$1,553	$1,298	$1,388

The following table summarizes nonvested SARs activity as of December 31, 2014 and for the year then ended:

Nonvested Stock Appreciation Rights	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2014	535	$6.17
Granted	246	$7.20
Vested	(246)	$6.31
Forfeited or expired	(124)	$6.48

Nonvested at December 31, 2014	411	$6.61

As of December 31, 2014, there was $1.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested SARs granted under the 2011 Plan and 2001 Plan. This cost is expected to be recognized over a weighted average period of 1.3 years.

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

The following table summarizes nonvested restricted shares/RSUs activity as of December 31, 2014 and for the year then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2014	1,367	$15.96
Granted	500	$19.77
Vested	(57)	$15.67
Forfeited or expired	(616)	$17.45

Nonvested at December 31, 2014	1,194	$16.80

The following table summarizes information regarding restricted shares/RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Years Ended December 31,
	2014	2013	2012
Number of restricted shares/RSUs granted	500	706	420
Weighted average grant-date fair value per restricted share/RSU	$19.77	$15.25	$15.21
Fair value of restricted shares/RSUs vested	$895	$366	$3,845

As of December 31, 2014, based on the probability of achieving the performance goals, there was $14.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted shares/RSUs granted under the 2011 Plan and 2001 Plan. This cost is expected to be recognized over a weighted average period of 1.4 years.

2004 Non-Employee Director Fee Plan — The Company’s 2004 Non-Employee Director Fee Plan (the “2004 Fee Plan”), as last amended on May 17, 2012, provided that all new non-employee directors joining the Board would receive an initial grant of shares of common stock on the date the new director is elected or appointed, the number of which will be determined by dividing $60,000 by the closing price of the Company’s common stock on the trading day immediately preceding the date a new director is elected or appointed, rounded to the nearest whole number of shares. The initial grant of shares vested in twelve equal quarterly installments, one-twelfth on the date of grant and an additional one-twelfth on each successive third monthly anniversary of the date of grant. The award lapses with respect to all unvested shares in the event the non-employee director ceases to be a director of the Company, and any unvested shares are forfeited.

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

The following table summarizes nonvested common stock share award activity as of December 31, 2014 and for the year then ended:

Nonvested Common Stock Share Awards	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2014	9	$16.01
Granted	36	$20.15
Vested	(33)	$18.95
Forfeited or expired	—	$—

Nonvested at December 31, 2014	12	$20.24

The following table summarizes information regarding common stock share awards granted and vested (in thousands, except per share award amounts):

	Years Ended December 31,
	2014	2013	2012
Number of share awards granted	36	37	42
Weighted average grant-date fair value per share award	$20.15	$16.01	$16.15
Fair value of share awards vested	$630	$669	$771

As of December 31, 2014, there was $0.2 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested common stock share awards granted under the 2004 Fee Plan. This cost is expected to be recognized over a weighted average period of 0.7 years.

Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board effective December 17, 1998. It was last amended and restated on August 20, 2014, effective as of January 1, 2014. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president, chief executive officer and executive vice presidents and $7,500 per year for senior vice presidents, global vice presidents and vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (See Note 13, Investments Held in Rabbi Trust). As of December 31, 2014 and 2013, liabilities of $7.0 million and $6.4 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Consolidated Balance Sheets.

Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $1.5 million and $1.6 million at December 31, 2014 and 2013, respectively, is included in “Treasury stock” in the accompanying Consolidated Balance Sheets.

The following table summarizes nonvested common stock activity as of December 31, 2014 and for the year then ended:

Nonvested Common Stock	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2014	6	$16.89
Granted	10	$20.54
Vested	(10)	$20.13
Forfeited or expired	(1)	$16.30

Nonvested at December 31, 2014	5	$17.88

The following table summarizes information regarding shares of common stock granted and vested (in thousands, except per common stock amounts):

	Years Ended December 31,
	2014	2013	2012
Number of shares of common stock granted	10	13	15
Weighted average grant-date fair value per common stock	$20.54	$16.76	$15.27
Fair value of common stock vested	$212	$257	$195
Cash used to settle the obligation	$1,493	$1,014	$459

As of December 31, 2014, there was less than $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 2.1 years.

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

Information about the Company’s reportable segments was as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Year Ended December 31, 2014:
Revenues (2)	$1,070,824	$256,699		$1,327,523
Percentage of revenues	80.7%	19.3%		100.0%
Depreciation, net (2)	$40,557	$4,806		$45,363
Amortization of intangibles (2)	$14,396	$—		$14,396
Income (loss) from continuing operations	$113,549	$16,208	$(50,202)	$79,555
Other (expense), net			(2,396)	(2,396)
Income taxes			(19,368)	(19,368)

Income from continuing operations, net of taxes				57,791
(Loss) from discontinued operations, net of taxes (3)	$—	$—		—

Net income				$57,791

Total assets as of December 31, 2014	$1,080,010	$1,373,590	$(1,509,100)	$944,500

Year Ended December 31, 2013:
Revenues (2)	$1,050,813	$212,647		$1,263,460
Percentage of revenues	83.2%	16.8%		100.0%
Depreciation, net (2)	$37,818	$4,266		$42,084
Amortization of intangibles (2)	$14,863	$—		$14,863
Income (loss) from continuing operations	$94,006	$6,052	$(46,531)	$53,527
Other (expense), net			(2,202)	(2,202)
Income taxes			(14,065)	(14,065)

Income from continuing operations, net of taxes				37,260
(Loss) from discontinued operations, net of taxes (3)	$—	$—		—

Net income				$37,260

Total assets as of December 31, 2013	$1,097,788	$1,409,185	$(1,556,712)	$950,261

Year Ended December 31, 2012:
Revenues (2)	$947,147	$180,551		$1,127,698
Percentage of revenues	84.0%	16.0%		100.0%
Depreciation, net (2)	$36,494	$3,875		$40,369
Amortization of intangibles (2)	$10,479	$—		$10,479
Income (loss) from continuing operations	$93,580	$5,488	$(51,289)	$47,779
Other (expense), net			(2,622)	(2,622)
Income taxes			(5,207)	(5,207)

Income from continuing operations, net of taxes				39,950
(Loss) from discontinued operations, net of taxes (3)	$(10,707)	$(820)		(11,527)

Net income				$28,423

Total assets as of December 31, 2012	$1,265,119	$1,100,938	$(1,457,368)	$908,689

(1)

Other items (including corporate costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the tables above for the years ended December 31, 2014, 2013 and 2012. The accounting policies of the reportable segments are the same as those described in Note 1 to the accompanying Consolidated Financial Statements. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenues and income (loss) from continuing operations, and does not include segment assets or other income and expense items for management reporting purposes.

(2)	Revenues, depreciation and amortization include results from continuing operations only.

(3)	Includes both the (loss) from discontinued operations, net of taxes, and the (loss) on sale of discontinued operations, net of taxes, if any.

Total revenues by segment from AT&T Corporation, a major provider of communication services for which the Company provides various customer support services, were as follows (in thousands):

	Years Ended December 31,
	2014		2013		2012
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$212,607	19.9%	$162,888	15.5%	$130,072	13.7%
EMEA	3,519	1.4%	3,513	1.7%	3,018	1.7%

	$216,126	16.3%	$166,401	13.2%	$133,090	11.8%

The Company has multiple distinct contracts with AT&T spread across multiple lines of businesses, which expire at varying dates between 2015 and 2017. The Company has historically renewed most of these contracts. However, there is no assurance that these contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts. Each line of business is governed by separate business terms, conditions and metrics. Each line of business also has a separate decision maker such that a loss of one line of business would not necessarily impact the Company’s relationship with the client and decision makers on other lines of business. The loss of (or the failure to retain a significant amount of business with) any of the Company’s key clients, including AT&T, could have a material adverse effect on its performance. Many of the Company’s contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of the Company’s services under the contracts without penalty.

Total revenues by segment from the Company’s next largest client, which was in the financial services vertical market in each of the years, were as follows (in thousands):

	Years Ended December 31,
	2014		2013		2012
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$70,255	6.6%	$73,226	7.0%	$70,311	7.4%
EMEA	—	0.0%	—	0.0%	—	0.0%

	$70,255	5.3%	$73,226	5.8%	$70,311	6.2%

The Company’s top ten clients accounted for approximately 46.8%, 45.9% and 47.8% of its consolidated revenues during the years ended December 31, 2014, 2013 and 2012, respectively.

Information about the Company’s operations by geographic location was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenues: (1)
United States	$425,746	$388,775	$302,046
The Philippines	205,332	213,132	225,629
Canada	195,739	210,463	198,585
Costa Rica	97,295	101,888	100,101
El Salvador	52,609	46,301	46,910
Australia	33,126	36,725	24,633
China	32,167	25,478	21,614
Mexico	20,439	23,701	23,315
Other	8,371	4,350	4,314

Total Americas	1,070,824	1,050,813	947,147

Germany	88,887	77,950	73,380
Sweden	68,057	49,953	22,229
United Kingdom	42,328	33,750	35,833
Romania	18,288	14,856	10,773
Hungary	8,723	8,525	7,619
Netherlands	3,126	3,073	6,511
Other	27,290	24,540	24,206

Total EMEA	256,699	212,647	180,551

	$1,327,523	$1,263,460	$1,127,698

(1)

Revenues are attributed to countries based on location of customer, except for revenues for Costa Rica, The Philippines, China and India which are primarily comprised of customers located in the U.S., but serviced by centers in those respective geographic locations.

	December 31,
	2014	2013
Long-Lived Assets: (1)
United States	$108,030	$120,759
Canada	16,257	23,164
The Philippines	14,656	17,197
Costa Rica	5,625	4,759
El Salvador	3,298	2,552
Australia	2,923	3,799
Mexico	1,575	1,902
Other	6,998	6,695

Total Americas	159,362	180,827

United Kingdom	3,871	4,158
Sweden	2,478	3,676
Germany	2,310	2,097
Romania	682	679
Slovakia	496	666
Norway	490	603
Hungary	442	564
Other	369	334

Total EMEA	11,138	12,777

	$170,500	$193,604

(1)	Long-lived assets include property and equipment, net, and intangibles, net.

Goodwill by segment was as follows (in thousands):

	December 31,
	2014	2013
Americas	$193,831	$199,802
EMEA	—	—

	$193,831	$199,802

Revenues for the Company’s products and services were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Outsourced customer contract management services	$1,303,607	$1,240,328	$1,104,442
Fulfillment services	18,392	16,953	16,357
Enterprise support services	5,524	6,179	6,899

	$1,327,523	$1,263,460	$1,127,698

Note 28. Other Income (Expense)

Other income (expense) consists of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Foreign currency transaction gains (losses)	$(1,740)	$(5,962)	$(2,856)
Gains (losses) on foreign currency derivative instruments not designated as hedges	(44)	4,216	(295)
Gains (losses) on liquidation of foreign subsidiaries	—	—	(582)
Other miscellaneous income (expense)	441	985	1,200

	$(1,343)	$(761)	$(2,533)

Note 29. Related Party Transactions

In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20 year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.4 million to the landlord during each of the years ended December 31, 2014, 2013 and 2012 under the terms of the lease.

Schedule II — Valuation and Qualifying Accounts

Years ended December 31, 2014, 2013 and 2012:

(in thousands)	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Additions (Deductions)(1)	Balance at End of Period
Allowance for doubtful accounts:

Year ended December 31, 2014	$4,987	(181)	$(145)	$4,661
Year ended December 31, 2013	5,081	483	(577)	4,987
Year ended December 31, 2012	4,304	1,115	(338)	5,081

Valuation allowance for net deferred tax assets:

Year ended December 31, 2014	$42,664	$(8,518)	$—	$34,146
Year ended December 31, 2013	43,298	(634)	—	42,664
Year ended December 31, 2012	38,544	4,754	—	43,298

Reserves for value added tax receivables:

Year ended December 31, 2014	$2,530	$(638)	$(1,617)	$275
Year ended December 31, 2013	3,076	143	(689)	2,530
Year ended December 31, 2012	2,355	546	175	3,076

(1)	Net write-offs and recoveries, including the effect of foreign currency translation.