Form 10-Q
period 2015-03-31
SYKES ENTERPRISES INC
filed 2015-05-05
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

As of April 23, 2015, there were 43,368,693 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	March 31, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$214,064	$215,137
Receivables, net	270,924	290,397
Prepaid expenses	14,740	14,896
Other current assets	41,765	29,656

Total current assets	541,493	550,086
Property and equipment, net	104,169	109,880
Goodwill, net	190,517	193,831
Intangibles, net	56,419	60,620
Deferred charges and other assets	26,486	30,083

	$919,084	$944,500

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$21,349	$25,523
Accrued employee compensation and benefits	75,621	82,072
Current deferred income tax liabilities	249	144
Income taxes payable	4,401	3,662
Deferred revenue	28,702	34,245
Other accrued expenses and current liabilities	22,702	22,216

Total current liabilities	153,024	167,862
Deferred grants	4,988	5,110
Long-term debt	74,000	75,000
Long-term income tax liabilities	21,937	20,630
Other long-term liabilities	17,209	17,680

Total liabilities	271,158	286,282

Commitments and loss contingency (Note 13)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 43,099 and 43,291 shares issued, respectively	431	433
Additional paid-in capital	280,442	279,288
Retained earnings	416,153	400,514
Accumulated other comprehensive income (loss)	(42,390)	(20,561)
Treasury stock at cost: 358 and 132 shares, respectively	(6,710)	(1,456)

Total shareholders’ equity	647,926	658,218

	$919,084	$944,500

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014

Revenues	$323,685	$324,429

Operating expenses:
Direct salaries and related costs	213,927	221,625
General and administrative	72,727	73,377
Depreciation, net	11,059	11,298
Amortization of intangibles	3,431	3,651

Total operating expenses	301,144	309,951

Income from operations	22,541	14,478

Other income (expense):
Interest income	166	231
Interest (expense)	(439)	(499)
Other income (expense)	(829)	663

Total other income (expense)	(1,102)	395

Income before income taxes	21,439	14,873
Income taxes	5,800	4,560

Net income	$15,639	$10,313

Net income per common share:
Basic	$0.37	$0.24

Diluted	$0.37	$0.24

Weighted average common shares outstanding:
Basic	42,181	42,739
Diluted	42,440	42,837

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014
Net income	$15,639	$10,313

Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss), net of taxes	(27,124)	(5,559)
Unrealized gain (loss) on net investment hedges, net of taxes	3,903	35
Unrealized actuarial gain (loss) related to pension liability, net of taxes	(8)	(21)
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	1,415	(2,742)
Unrealized gain (loss) on postretirement obligation, net of taxes	(15)	6

Other comprehensive income (loss), net of taxes	(21,829)	(8,281)

Comprehensive income (loss)	$(6,190)	$2,032

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 31, 2015

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(in thousands)	Shares Issued	Amount
Balance at December 31, 2014	43,291	$433	$279,288	$400,514	$(20,561)	$(1,456)	$658,218
Issuance of common stock	17	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,996	—	—	—	1,996
Excess tax benefit (deficiency) from stock-based compensation	—	—	169	—	—	—	169
Net vesting (forfeitures) of common stock and restricted stock under equity award plans	(209)	(2)	(1,011)	—	—	(118)	(1,131)
Repurchase of common stock	—	—	—	—	—	(5,136)	(5,136)
Comprehensive income (loss)	—	—	—	15,639	(21,829)	—	(6,190)

Balance at March 31, 2015	43,099	$431	$280,442	$416,153	$(42,390)	$(6,710)	$647,926

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$15,639	$10,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,255	11,539
Amortization of intangibles	3,431	3,651
Amortization of deferred grants	(199)	(589)
Unrealized foreign currency transaction (gains) losses, net	(277)	277
Stock-based compensation expense	1,996	754
Excess tax (benefit) from stock-based compensation	(169)	(54)
Deferred income tax provision (benefit)	2,748	3,371
Net (gain) loss on disposal of property and equipment	20	48
Bad debt expense (reversals)	74	6
Unrealized (gains) losses on financial instruments, net	(70)	950
Amortization of deferred loan fees	65	65
Other	54	(122)

Changes in assets and liabilities:
Receivables	8,716	(7,079)
Prepaid expenses	(160)	515
Other current assets	(11,391)	(6,182)
Deferred charges and other assets	2,144	8,329
Accounts payable	(26)	2,537
Income taxes receivable / payable	737	(868)
Accrued employee compensation and benefits	(4,174)	(7,545)
Other accrued expenses and current liabilities	1,430	(1,321)
Deferred revenue	(3,234)	1,271
Other long-term liabilities	33	(3,710)

Net cash provided by operating activities	28,642	16,156

Cash flows from investing activities:
Capital expenditures	(10,869)	(11,706)
Proceeds from sale of property and equipment	50	16
Investment in restricted cash	(5)	—
Release of restricted cash	—	168

Net cash (used for) investing activities	(10,824)	(11,522)

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Three Months Ended March 31,
(in thousands)	2015	2014
Cash flows from financing activities:
Payments of long-term debt	(1,000)	(2,000)
Excess tax benefit from stock-based compensation	169	54
Cash paid for repurchase of common stock	(5,136)	(2,605)
Proceeds from grants	49	58
Shares repurchased for minimum tax withholding on equity awards	(1,131)	(385)

Net cash (used for) financing activities	(7,049)	(4,878)

Effects of exchange rates on cash and cash equivalents	(11,842)	(1,243)

Net increase (decrease) in cash and cash equivalents	(1,073)	(1,487)

Cash and cash equivalents – beginning	215,137	211,985

Cash and cash equivalents – ending	$214,064	$210,498

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$368	$445
Cash paid during period for income taxes	$5,606	$3,796

Non-cash transactions:
Property and equipment additions in accounts payable	$2,070	$3,916
Unrealized gain (loss) on postretirement obligation in accumulated other comprehensive income (loss)	$(15)	$6
Shares repurchased for minimum tax withholding on common stock and restricted stock under equity awards included in other accrued expenses and current liabilities	$127	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015 and 2014

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2015. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (“SEC”) on February 19, 2015.

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

New Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The amendments in ASU 2014-09 outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and indicate that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact that the adoption of ASU 2014-09 may have on its financial condition, results of operations and cash flows.

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

In January 2015, the FASB issued ASU 2015-01 “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). This amendment eliminates from U.S. GAAP the concept of extraordinary items as part of the FASB’s initiative to reduce complexity in accounting standards. These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-01 to materially impact its financial condition, results of operations and cash flows.

In February 2015, the FASB issued ASU 2015-02 “Consolidation (Topic 810) Amendments to the Consolidation Analysis)” (“ASU 2015-02”). These amendments are intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. These amendments affect the consolidation evaluation for reporting organizations. In addition, the amendments simplify and improve current U.S. GAAP by reducing the number of consolidation models. The amendments are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-02 to materially impact its financial condition, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-03 “Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. These amendments are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not expect the adoption of ASU 2015-03 to materially impact its financial condition, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-05 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). These amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. These amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-05 to materially impact its financial condition, results of operations and cash flows.

New Accounting Standards Recently Adopted

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). The amendments in ASU 2014-08 indicate that only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. Currently, a component of an entity that is a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group is eligible for discontinued operations presentation. The amendments will be applied to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of ASU 2014-08 on January 1, 2015 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

Note 2. Costs Associated with Exit or Disposal Activities

During 2011 and 2010, the Company announced several initiatives to streamline excess capacity through targeted seat reductions (the “Exit Plans”) in an on-going effort to manage and optimize capacity utilization. These Exit Plans included, but were not limited to, closing customer contact management centers in The Philippines, the United Kingdom, Ireland and South Africa and consolidating leased space in various locations in the U.S. and the Netherlands. These Exit Plans impacted approximately 800 employees. The Company has paid $14.7 million in cash through March 31, 2015 under these Exit Plans.

The cumulative costs expected and incurred as a result of the Exit Plans were as follows as of March 31, 2015 (in thousands):

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

The following table summarizes the accrued liability associated with the Exit Plans’ exit or disposal activities and related charges for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Beginning accrual	$1,558	$2,974
Lease obligations and facility exit costs	—	—
Severance and related costs	—	—
Legal-related costs	—	—
Cash payments (1)	(212)	(245)
Other non-cash changes (2)	—	2

Ending accrual	$1,346	$2,731

(1)	Related to lease obligations and facility exit costs.
(2)	Effect of foreign currency translation.

Restructuring Liability Classification

The following table summarizes the Company’s short-term and long-term accrued liabilities associated with its exit and disposal activities, by plan, as of March 31, 2015 and December 31, 2014 (in thousands):

	Americas Fourth Quarter 2011 Exit Plan	EMEA Fourth Quarter 2011 Exit Plan	EMEA Fourth Quarter 2010 Exit Plan	Americas Third Quarter 2010 Exit Plan	Total
March 31, 2015
Short-term accrued restructuring liability (1)	$139	$—	$—	$479	$618
Long-term accrued restructuring liability (2)	159	—	—	569	728

Ending accrual at March 31, 2015	$298	$—	$—	$1,048	$1,346

December 31, 2014
Short-term accrued restructuring liability (1)	$109	$—	$—	$521	$630
Long-term accrued restructuring liability (2)	203	—	—	725	928

Ending accrual at December 31, 2014	$312	$—	$—	$1,246	$1,558

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following (in thousands):

			Fair Value Measurements at March 31, 2015 Using:
		Balance at March 31, 2015	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
			Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents”	(1)	$91,607	$91,607	$—	$—
Money market funds and open-end mutual funds included in “Deferred charges and other assets”	(1)	11	11	—	—
Foreign currency forward and option contracts included in “Other current assets”	(2)	12,855	—	12,855	—
Equity investments held in a rabbi trust for the Deferred Compensation Plan	(3)	6,045	6,045	—	—
Debt investments held in a rabbi trust for the Deferred Compensation Plan	(3)	1,517	1,517	—	—
Guaranteed investment certificates	(4)	79	—	79	—

		$112,114	$99,180	$12,934	$—

Liabilities:
Long-term debt	(5)	$74,000	$—	$74,000	$—
Foreign currency forward and option contracts included in “Other accrued expenses and current liabilities”	(2)	419	—	419	—

		$74,419	$—	$74,419	$—

			Fair Value Measurements at December 31, 2014 Using:
		Balance at December 31, 2014	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
			Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents”	(1)	$100,915	$100,915	$—	$—
Money market funds and open-end mutual funds included in “Deferred charges and other assets”	(1)	10	10	—	—
Foreign currency forward and option contracts included in “Other current assets”	(2)	1,489	—	1,489	—
Foreign currency forward contracts included in “Deferred charges and other assets”	(2)	4,060	—	4,060	—
Equity investments held in a rabbi trust for the Deferred Compensation Plan	(3)	5,589	5,589	—	—
Debt investments held in a rabbi trust for the Deferred Compensation Plan	(3)	1,363	1,363	—	—
Guaranteed investment certificates	(4)	79	—	79	—

		$113,505	$107,877	$5,628	$—

Liabilities:
Long-term debt	(5)	$75,000	$—	$75,000	$—
Foreign currency forward and option contracts included in “Other accrued expenses and current liabilities”	(2)	1,261	—	1,261	—

		$76,261	$—	$76,261	$—

(1)	In the accompanying Condensed Consolidated Balance Sheet.
(2)	In the accompanying Condensed Consolidated Balance Sheet. See Note 5, Financial Derivatives.
(3)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheet. See Note 6, Investments Held in Rabbi Trust.
(4)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet.
(5)	The carrying value of long-term debt approximates its estimated fair value as it re-prices at varying interest rates. See Note 9, Borrowings.

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs, like those associated with acquired businesses, including goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired. The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at March 31, 2015 and December 31, 2014.

Note 4. Intangible Assets

The following table presents the Company’s purchased intangible assets as of March 31, 2015 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$99,038	$(49,759)	$49,279	8
Trade name	11,600	(4,460)	7,140	8
Non-compete agreements	1,199	(1,199)	—	2
Proprietary software	850	(850)	—	2
Favorable lease agreement	449	(449)	—	2

	$113,136	$(56,717)	$56,419	8

The following table presents the Company’s purchased intangible assets as of December 31, 2014 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$100,719	$(47,571)	$53,148	8
Trade name	11,600	(4,128)	7,472	8
Non-compete agreements	1,209	(1,209)	—	2
Proprietary software	850	(850)	—	2
Favorable lease agreement	449	(449)	—	2

	$114,827	$(54,207)	$60,620	8

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to March 31, 2015, is as follows (in thousands):

Years Ending December 31,	Amount
2015 (remaining nine months)	$10,243
2016	13,674
2017	13,674
2018	7,500
2019	6,910
2020	4,418
2021 and thereafter	—

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

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	March 31, 2015	December 31, 2014
Deferred gains (losses) in AOCI	$1,323	$(157)
Tax on deferred gains (losses) in AOCI	(19)	46

Deferred gains (losses) in AOCI, net of taxes	$1,304	$(111)

Deferred gains (losses) expected to be reclassified to “Revenues” from AOCI during the next twelve months	$1,323

Deferred gains (losses) and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the forward contracts and options.

Net Investment Hedge – During the three months ended March 31, 2015 and 2014, the Company entered into foreign exchange forward contracts to hedge its net investment in a foreign operation, as defined under ASC 815. The purpose of these derivative instruments is to protect the Company’s interests against the risk that the net assets of certain foreign subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to the Company’s foreign currency-based investments in these subsidiaries.

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

The Company had the following outstanding foreign currency forward contracts and options (in thousands):

	As of March 31, 2015		As of December 31, 2014
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges: (1)
Options:
Philippine Pesos	$90,900	February 2016	$73,000	December 2015
Forwards:
Philippine Pesos	—	—	9,000	March 2015
Costa Rican Colones	52,700	December 2015	51,600	October 2015
Hungarian Forints	2,011	December 2015	—	—
Romanian Leis	7,173	December 2015	10,414	December 2015
Net investment hedges: (2)
Forwards:
Euros	63,470	March 2016	51,648	March 2016
Non-designated hedges: (3)
Forwards	55,035	June 2015	64,541	March 2015

(1)	Cash flow hedge as defined under ASC 815. Purpose is to protect against the risk that eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.
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

Master netting agreements exist with each respective counterparty to reduce credit risk by permitting net settlement of derivative positions. In the event of default by the Company or one of its counterparties, these agreements include a set-off clause that provides the non-defaulting party the right to net settle all derivative transactions, regardless of the currency and settlement date. The maximum amount of loss due to credit risk that, based on gross fair value, the Company would incur if parties to the derivative transactions that make up the concentration failed to perform according to the terms of the contracts was $12.9 million and $5.5 million as of March 31, 2015 and December 31, 2014, respectively. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions are asset positions of $12.4 million and $4.4 million as of March 31, 2015 and December 31, 2014, respectively, and a liability position of $0.1 million as of December 31, 2014 (none at March 31, 2015).

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Derivative Assets
	March 31, 2015	December 31, 2014
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:

Foreign currency forward and option contracts (1)	$2,238	$974

Derivatives designated as net investment hedging instruments under ASC 815:

Foreign currency forward contracts (1)	10,419	—

Foreign currency forward contracts (2)	—	4,060

	12,657	5,034
Derivatives not designated as hedging instruments under ASC 815:

Foreign currency forward contracts (1)	198	515

Total derivative assets	$12,855	$5,549

	Derivative Liabilities
	March 31, 2015	December 31, 2014
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:

Foreign currency forward and option contracts (3)	$9	$406

Derivatives not designated as hedging instruments under ASC 815:

Foreign currency forward contracts (3)	410	855

Total derivative liabilities	$419	$1,261

(1)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets.
(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The following tables present the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the three months ended March 31, 2015 and 2014 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From Accumulated AOCI Into “Revenues” (Effective Portion)		Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion)
	March 31,		March 31,		March 31,
	2015	2014	2015	2014	2015	2014
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$2,055	$(5,018)	$589	$(2,374)	$1	$(3)
Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	6,358	54	—	—	—	—

	$8,413	$(4,964)	$589	$(2,374)	$1	$(3)

	Gain (Loss) Recognized in “Other income and (expense)” on Derivatives
	March 31,
	2015	2014
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	$(164)	$723

Note 6. Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	March 31, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$5,656	$7,562	$5,160	$6,952

The mutual funds held in rabbi trust were 80% equity-based and 20% debt-based as of March 31, 2015. Net investment income (losses), included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations consists of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Gross realized gains from sale of trading securities	$3	$3
Gross realized (losses) from sale of trading securities	(1)	—
Dividend and interest income	5	9
Net unrealized holding gains (losses)	123	75

Net investment income (losses)	$130	$87

Note 7. Deferred Revenue

The components of deferred revenue consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Future service	$21,525	$25,222
Estimated potential penalties and holdbacks	7,177	9,023

	$28,702	$34,245

Note 8. Deferred Grants

The components of deferred grants, net of accumulated amortization, consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Property grants	$4,988	$5,110
Employment grants	230	207

Total deferred grants	5,218	5,317
Less: Property grants - short-term (1)	—	—
Less: Employment grants - short-term (1)	(230)	(207)

Total long-term deferred grants (2)	$4,988	$5,110

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Deferred grants” in the accompanying Condensed Consolidated Balance Sheets.

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

Borrowings consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Revolving credit facility	$74,000	$75,000
Less: Current portion	—	—

Total long-term debt	$74,000	$75,000

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

In May 2012, the Company paid an underwriting fee of $0.9 million for the 2012 Credit Agreement, which is deferred and amortized over the term of the loan. The 2012 Credit Agreement had an average daily utilization of $74.3 million and $96.3 million during the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015 and 2014, the related interest expense, excluding amortization of deferred loan fees, under our credit agreement was $0.2 million and $0.3 million, respectively, which represented weighted average interest rates of 1.3% and 1.3%, respectively.

Note 10. Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220 “Comprehensive Income” (“ASC 220”). ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedge	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Gain (Loss) on Post Retirement Obligation	Total
Balance at January 1, 2014	$12,751	$(3,683)	$1,150	$(2,535)	$314	$7,997
Pre-tax amount	(34,947)	6,344	(50)	(2,790)	77	(31,366)
Tax (provision) benefit	—	(2,385)	57	(17)	—	(2,345)
Reclassification of (gain) loss to net income	—	—	(35)	5,237	(49)	5,153
Foreign currency translation	120	—	(114)	(6)	—	—

Balance at December 31, 2014	(22,076)	276	1,008	(111)	342	(20,561)
Pre-tax amount	(27,107)	6,358	—	2,055	(1)	(18,695)
Tax (provision) benefit	—	(2,455)	—	(58)	—	(2,513)
Reclassification of (gain) loss to net income	—	—	(11)	(596)	(14)	(621)
Foreign currency translation	(17)	—	3	14	—	—

Balance at March 31, 2015	$(49,200)	$4,179	$1,000	$1,304	$327	$(42,390)

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,		Statements of Operations Location
	2015	2014
Actuarial Gain (Loss) Related to Pension Liability: (1)
Pre-tax amount	$11	$12	Direct salaries and related costs
Tax (provision) benefit	—	—	Income taxes

Reclassification to net income	11	12
Gain (Loss) on Cash Flow Hedging Instruments: (2)
Pre-tax amount	590	(2,374)	Revenues
Tax (provision) benefit	6	96	Income taxes

Reclassification to net income	596	(2,278)
Gain (Loss) on Post Retirement Obligation: (1)
Pre-tax amount	14	11	General and administrative
Tax (provision) benefit	—	—	Income taxes

Reclassification to net income	14	11
Total reclassification of gain (loss) to net income

	$621	$(2,255)

(1)	See Note 14, Defined Benefit Pension Plan and Postretirement Benefits, for further information.

Except as discussed in Note 11, Income Taxes, earnings associated with the Company’s investments in its foreign subsidiaries are considered to be indefinitely reinvested and no provision for income taxes on those earnings or translation adjustments have been provided.

Note 11. Income Taxes

The Company’s effective tax rate was 27.1% and 30.7% for the three months ended March 31, 2015 and 2014, respectively. The decrease in the effective tax rate is due to several factors, including fluctuations in earnings among the various jurisdictions in which the Company operates, none of which are individually material. The difference between the Company’s effective tax rate of 27.1% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the recognition of tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions, changes in uncertain tax positions, adjustments of valuation allowances and tax credits, partially offset by the tax impact of permanent differences and foreign withholding taxes.

The Company has accrued $11.8 million and $13.3 million as of March 31, 2015 and December 31, 2014, respectively, excluding penalties and interest, for the liability for unrecognized tax benefits. As of December 31, 2014, $2.7 million of unrecognized tax benefits was recorded to “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet in accordance with ASU 2013-11 “Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The $11.8 million and the remaining $10.6 million of the unrecognized tax benefits at March 31, 2015 and December 31, 2014, respectively, are recorded in “Long-term income tax liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

The Company is currently under audit in several tax jurisdictions. The Company received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and the Company paid mandatory security deposits to Canada as part of this process. The total amount of deposits, net of fluctuations in the foreign exchange rate, are $14.7 million and $15.9 million as of March 31, 2015 and December 31, 2014, respectively, and are included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets. Although the outcome of examinations by taxing authorities is always uncertain, the Company believes it is adequately reserved for these audits and resolution is not expected to have a material impact on its financial condition and results of operations.

The significant tax jurisdictions currently under audit are as follows:

Tax Jurisdiction	Tax Year Ended
Canada	2003 to 2009
The Philippines	2010

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

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Basic:
Weighted average common shares outstanding	42,181	42,739
Diluted:
Dilutive effect of stock appreciation rights, restricted stock, restricted stock units and shares held in a rabbi trust	259	98

Total weighted average diluted shares outstanding	42,440	42,837

Anti-dilutive shares excluded from the diluted earnings per share calculation	21	74

On August 18, 2011, the Company’s Board of Directors (the “Board”) authorized the Company to purchase up to 5.0 million shares of its outstanding common stock (the “2011 Share Repurchase Program”). A total of 4.2 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

The shares repurchased under the Company’s share repurchase programs were as follows (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Range of Prices Paid Per Share		Total Cost of Shares Repurchased
		Low	High

Three Months Ended:
March 31, 2015	221	$22.81	$23.46	$5,136
March 31, 2014	130	$19.92	$19.98	$2,605

Note 13. Commitments and Loss Contingency

Commitments

During the three months ended March 31, 2015, the Company entered into several leases in the ordinary course of business. The following is a schedule of future minimum rental payments required under operating leases that have noncancelable lease terms as of March 31, 2015 (in thousands):

Amount
2015 (remaining nine months)	$171
2016	452
2017	452
2018	452
2019	452
2020	1,962
2021 and thereafter	12,869

Total minimum payments required	$16,810

During the three months ended March 31, 2015, the Company entered into agreements with third-party vendors in the ordinary course of business whereby the Company committed to purchase goods and services used in its normal operations. These agreements, which are not cancelable, generally range from one to five year periods and contain fixed or minimum annual commitments. Certain of these agreements allow for renegotiation of the minimum annual commitments based on certain conditions. The following is a schedule of the future minimum purchases remaining under the agreements as of March 31, 2015 (in thousands):

Amount
2015 (remaining nine months)	$1,656
2016	787
2017	633
2018	—
2019	—
2020	—
2021 and thereafter	—

Total minimum payments required	$3,076

Except as outlined above, there have not been any material changes to the outstanding contractual obligations from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Note 14. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The following table provides information about the net periodic benefit cost for the Company’s pension plans (in thousands):

	Three Months Ended March 31,
	2015	2014
Service cost	$115	$100
Interest cost	36	30
Recognized actuarial (gains)	(11)	(12)

Net periodic benefit cost	$140	$118

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

	Three Months Ended March 31,
	2015	2014
401(k) plan contributions	$283	$260

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

	March 31, 2015	December 31, 2014
Postretirement benefit obligation	$44	$46
Unrealized gains (losses) in AOCI (1)	$327	$342

(1)	Unrealized gains (losses) are impacted by changes in discount rates related to the postretirement obligation.

Note 15. Stock-Based Compensation

The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. The following table summarizes the stock-based compensation expense (primarily in the Americas), income tax benefits related to the stock-based compensation and excess tax benefits (deficiencies) (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock-based compensation (expense) (1)	$(1,996)	$(754)
Income tax benefit (2)	729	264
Excess tax benefit (deficiency) from stock-based compensation (3)	169	54

(1)	Included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.
(2)	Included in “Income taxes” in the accompanying Condensed Consolidated Statements of Operations.
(3)	Included in “Additional paid-in capital” in the accompanying Condensed Consolidated Statements of Changes in Shareholders’ Equity.

There were no capitalized stock-based compensation costs as of March 31, 2015 and December 31, 2014.

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

Stock Appreciation Rights — The Board, at the recommendation of the Compensation and Human Resources Development Committee (the “Compensation Committee”), has approved in the past, and may approve in the future, awards of stock-settled stock appreciation rights (“SARs”) for eligible participants. SARs represent the right to receive, without payment to the Company, a certain number of shares of common stock, as determined by the Compensation Committee, equal to the amount by which the fair market value of a share of common stock at the time of exercise exceeds the grant price. The SARs are granted at the fair market value of the Company’s common stock on the date of the grant and vest one-third on each of the first three anniversaries of the date of grant, provided the participant is employed by the Company on such date. The SARs have a term of 10 years from the date of grant. The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions.

The following table summarizes the assumptions used to estimate the fair value of SARs granted (none in 2015):

	Three Months Ended March 31,
	2015	2014
Expected volatility	—	38.9%
Weighted-average volatility	—	38.9%
Expected dividend rate	—	0.0%
Expected term (in years)	—	5.0
Risk-free rate	—	1.7%

The following table summarizes SARs activity as of March 31, 2015 and for the three months then ended:

Stock Appreciation Rights	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2015	959	$—
Granted	—	$—
Exercised	(44)	$—
Forfeited or expired	—	$—

Outstanding at March 31, 2015	915	$—	6.7	$6,026

Vested or expected to vest at March 31, 2015	915	$—	6.7	$6,026

Exercisable at March 31, 2015	708	$—	6.1	$4,638

The following table summarizes information regarding SARs granted and exercised (in thousands, except per SAR amounts):

	Three Months Ended March 31,
	2015	2014
Number of SARs granted	—	246
Weighted average grant-date fair value per SAR	$—	$7.20
Intrinsic value of SARs exercised	$402	$208
Fair value of SARs vested	$1,302	$1,553

The following table summarizes nonvested SARs activity as of March 31, 2015 and for the three months then ended:

Nonvested Stock Appreciation Rights	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2015	411	$6.61
Granted	—	$—
Vested	(204)	$6.41
Forfeited or expired	—	$—

Nonvested at March 31, 2015	207	$6.80

As of March 31, 2015, there was $1.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested SARs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 1.3 years.

Restricted Shares – The Board, at the recommendation of the Compensation Committee, has approved in the past, and may approve in the future, awards of performance and employment-based restricted shares (“restricted shares”) for eligible participants. In some instances, where the issuance of restricted shares has adverse tax consequences to the recipient, the Board may instead issue restricted stock units (“RSUs”). The restricted shares are shares of the Company’s common stock (or in the case of RSUs, represent an equivalent number of shares of the Company’s common stock) which are issued to the participant subject to (a) restrictions on transfer for a period of time and (b) forfeiture under certain conditions. The performance goals, including revenue growth and income from operations targets, provide a range of vesting possibilities from 0% to 100% and will be measured at the end of the performance period. If the performance conditions are met for the performance period, the shares will vest and all restrictions on the transfer of the restricted shares will lapse (or in the case of RSUs, an equivalent number of shares of the Company’s common stock will be issued to the recipient). The Company recognizes compensation cost, net of estimated forfeitures, based on the fair value (which approximates the current market price) of the restricted shares (and RSUs) on the date of grant ratably over the requisite service period based on the probability of achieving the performance goals.

Changes in the probability of achieving the performance goals from period to period will result in corresponding changes in compensation expense. The employment-based restricted shares currently outstanding vest one-third on each of the first three anniversaries of the date of grant, provided the participant is employed by the Company on such date.

The following table summarizes nonvested restricted shares/RSUs activity as of March 31, 2015 and for the three months then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2015	1,194	$16.80
Granted	—	$—
Vested	(125)	$16.10
Forfeited or expired	(224)	$15.21

Nonvested at March 31, 2015	845	$17.33

The following table summarizes information regarding restricted shares/RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Three Months Ended March 31,
	2015	2014
Number of restricted shares/RSUs granted	—	500
Weighted average grant-date fair value per restricted share/RSU	$—	$19.77
Fair value of restricted shares/RSUs vested	$2,019	$895

As of March 31, 2015, based on the probability of achieving the performance goals, there was $9.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted shares/RSUs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 1.5 years.

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

At the Board’s regularly scheduled meeting on December 9, 2014, upon the recommendation of the Compensation Committee, the Board determined that the amount of the cash and equity compensation payable to non-employee directors beginning on the date of the 2015 annual shareholder meeting would be increased as follows: cash compensation would be increased by $5,000 per year to a total of $55,000 and equity compensation would be increased by $25,000 per year to a total of $100,000. No change would be made in the additional amounts payable to the Chairman of the Board or the Chairs or members of the various Board committees for their service on such committees, and no changes would be made in the payment terms described above for such cash and equity compensation.

The Board may pay additional cash compensation to any non-employee director for services on behalf of the Board over and above those typically expected of directors, including but not limited to service on a special committee of the Board.

The following table summarizes nonvested common stock share award activity as of March 31, 2015 and for the three months then ended:

Nonvested Common Stock Share Awards	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2015	12	$20.24
Granted	—	$—
Vested	(8)	$20.10
Forfeited or expired	—	$—

Nonvested at March 31, 2015	4	$20.53

The following table summarizes information regarding common stock share awards granted and vested (in thousands, except per share award amounts):

	Three Months Ended March 31,
	2015	2014
Number of share awards granted	—	—
Weighted average grant-date fair value per share award	$—	$—
Fair value of share awards vested	$160	$150

As of March 31, 2015, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock share awards granted under the 2004 Fee Plan. This cost is expected to be recognized over a weighted average period of 1.1 years.

Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board effective December 17, 1998, It was amended and restated on August 20, 2014, effective as of January 1, 2014. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president, chief executive officer and executive vice presidents and $7,500 per year for senior vice presidents, global vice presidents and vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (see Note 6, Investments Held in Rabbi Trust). As of March 31, 2015 and December 31, 2014, liabilities of $7.6 million and $7.0 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.

Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $1.6 million and $1.5 million at March 31, 2015 and December 31, 2014, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes nonvested common stock activity as of March 31, 2015 and for the three months then ended:

Nonvested Common Stock	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2015	5	$17.88
Granted	5	$24.85
Vested	(6)	$23.35
Forfeited or expired	—	$—

Nonvested at March 31, 2015	4	$18.62

The following table summarizes information regarding shares of common stock granted and vested (in thousands, except per common stock amounts):

	Three Months Ended March 31,
	2015	2014
Number of shares of common stock granted	5	5
Weighted average grant-date fair value per common stock	$24.85	$19.87
Fair value of common stock vested	$129	$101
Cash used to settle the obligation	$65	$21

As of March 31, 2015, there was less than $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 2.1 years.

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

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Three Months Ended March 31, 2015:
Revenues	$264,173	$59,495	$17	$323,685
Percentage of revenues	81.6%	18.4%	0.0%	100.0%

Depreciation, net	$9,580	$1,143	$336	$11,059
Amortization of intangibles	$3,431	$—	$—	$3,431

Income (loss) from operations	$32,541	$3,788	$(13,788)	$22,541
Other (expense), net			(1,102)	(1,102)
Income taxes			(5,800)	(5,800)

Net income				$15,639

Total assets as of March 31, 2015	$1,069,686	$1,370,912	$(1,521,514)	$919,084

Three Months Ended March 31, 2014:
Revenues	$261,246	$63,183	$—	$324,429
Percentage of revenues	80.5%	19.5%	0.0%	100.0%

Depreciation, net	$10,140	$1,158	$—	$11,298
Amortization of intangibles	$3,651	$—	$—	$3,651

Income (loss) from operations	$22,647	$2,884	$(11,053)	$14,478
Other (expense), net			395	395
Income taxes			(4,560)	(4,560)

Net income				$10,313

Total assets as of March 31, 2014	$1,084,443	$1,446,686	$(1,594,458)	$936,671

(1)

Other items (including corporate and other costs, impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the tables above for the three months ended March 31, 2015 and 2014. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenues and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

Note 17. Other Income (Expense)

Other income (expense) consists of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Foreign currency transaction gains (losses)	$(935)	$(128)
Gains (losses) on foreign currency derivative instruments not designated as hedges	(164)	723
Other miscellaneous income (expense)	270	68

	$(829)	$663

Note 18. Related Party Transactions

In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.1 million to the landlord during both the three months ended March 31, 2015 and 2014 under the terms of the lease.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

400 North Ashley Drive

Tampa, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of March 31, 2015, and the related condensed consolidated statements of operations and comprehensive income for the three-month periods ended March 31, 2015 and 2014, of changes in shareholders’ equity for the three-month period ended March 31, 2015, and of cash flows for the three-month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida

May 5, 2015

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and the consolidated financial statements and notes in the Sykes Enterprises, Incorporated (“SYKES,” “our,” “we” or “us”) Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (“SEC”).

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

Executive Summary

We provide comprehensive customer contact management solutions and services to a wide range of clients including Fortune 1000 companies, medium-sized businesses and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure and healthcare industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which include customer assistance, healthcare and roadside assistance, technical support and product sales to our clients’ customers. These services, which represented 98.6% and 98.2% of consolidated revenues during the three months ended March 31, 2015 and 2014, respectively, are delivered through multiple communication channels encompassing phone, e-mail, social media, text messaging and chat. We also provide various enterprise support services in the United States (“U.S.”) that include services for our client’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including order processing, payment processing, inventory control, product delivery, and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers throughout the United States, Canada, Europe, Latin America, Australia, the Asia Pacific Rim and Africa.

Results of Operations

The following table sets forth, for the periods indicated, the amounts presented in the accompanying Condensed Consolidated Statements of Operations as well as the changes between the respective periods:

	Three Months Ended March 31,
(in thousands)	2015	2014	2015 $ Change
Revenues	$323,685	$324,429	$(744)

Operating expenses:
Direct salaries and related costs	213,927	221,625	(7,698)
General and administrative	72,727	73,377	(650)
Depreciation, net	11,059	11,298	(239)
Amortization of intangibles	3,431	3,651	(220)

Total operating expenses	301,144	309,951	(8,807)

Income from operations	22,541	14,478	8,063

Other income (expense):
Interest income	166	231	(65)
Interest (expense)	(439)	(499)	60
Other income (expense)	(829)	663	(1,492)

Total other income (expense)	(1,102)	395	(1,497)

Income before income taxes	21,439	14,873	6,566
Income taxes	5,800	4,560	1,240

Net income	$15,639	$10,313	$5,326

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues

	Three Months Ended March 31,
	2015		2014
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$264,173	81.6%	$261,246	80.5%	$2,927
EMEA	59,495	18.4%	63,183	19.5%	(3,688)
Other	17	0.0%	—	0.0%	17

Consolidated	$323,685	100.0%	$324,429	100.0%	$(744)

Consolidated revenues decreased $0.7 million, or (0.2)%, for the three months ended March 31, 2015 from the comparable period in 2014.

The increase in Americas’ revenues was due to higher volumes from existing clients of $27.8 million and new clients of $3.2 million, partially offset by end-of-life client programs of $24.5 million and a negative foreign currency impact of $3.6 million. Revenues from our offshore operations represented 42.2% of Americas’ revenues, compared to 36.8% for the comparable period in 2014.

The decrease in EMEA’s revenues was due to a negative foreign currency impact of $12.5 million and end-of-life client programs of $0.6 million, partially offset by higher volumes from existing clients of $7.6 million and new clients of $1.9 million.

On a consolidated basis, we had 39,900 brick-and-mortar seats as of March 31, 2015, a decrease of 1,300 seats from the comparable period in 2014. This decrease in seats was primarily due to on-going capacity rationalization. The capacity utilization rate on a combined basis was 80% compared to 76% in the comparable period in 2014. This increase was primarily due to capacity rationalization and higher demand.

On a geographic segment basis, 33,200 seats were located in the Americas, a decrease of 1,800 seats from the comparable period in 2014, and 6,700 seats were located in EMEA, an increase of 500 seats from the comparable period in 2014. Capacity utilization rates as of March 31, 2015 were 78% for the Americas and 88% for EMEA, compared to 74% and 85%, respectively, in the comparable period in 2014, primarily due to capacity rationalization and higher demand. We strive to attain an 85% capacity utilization metric at each of our locations.

We plan to add approximately 1,700 seats on a gross basis in 2015 to support certain client program expansions. Approximately 400 seats were added during the three months ended March 31, 2015, with more than three-quarters of the gross seat additions to be added in or around the first half of 2015. Total seat count on a net basis for the full year, however, is expected to remain unchanged as we continue to rationalize excess capacity.

Direct Salaries and Related Costs

	Three Months Ended March 31,
	2015		2014
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$171,099	64.8%	$175,534	67.2%	$(4,435)	-2.4%
EMEA	42,828	72.0%	46,091	72.9%	(3,263)	-0.9%

Consolidated	$213,927	66.1%	$221,625	68.3%	$(7,698)	-2.2%

The decrease of $7.7 million in direct salaries and related costs included a positive foreign currency impact of $5.6 million in the Americas and a positive foreign currency impact of $9.0 million in EMEA.

The decrease in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 2.2% driven by the increase in new client program ramp up costs in the prior period in the communications vertical, and lower communication costs of 0.2%.

The decrease in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 1.3% driven by the increase in new and existing client program ramp up costs in the prior period in the communications vertical, and lower billable supply costs of 1.0%, partially offset by higher fulfillment materials costs of 0.6%, higher communication costs of 0.6% and higher other costs of 0.2%.

General and Administrative

	Three Months Ended March 31,
	2015		2014
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$47,522	18.0%	$49,274	18.9%	$(1,752)	-0.9%
EMEA	11,736	19.7%	13,050	20.7%	(1,314)	-1.0%
Other	13,469	—	11,053	—	2,416	—

Consolidated	$72,727	22.5%	$73,377	22.6%	$(650)	-0.1%

The decrease of $0.7 million in general and administrative expenses included a positive foreign currency impact of $1.1 million in the Americas and a positive foreign currency impact of $2.4 million in EMEA.

The decrease in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to lower facility-related costs of 0.4%, lower other taxes of 0.3% and lower compensation costs of 0.2%.

The decrease in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to lower compensation costs of 0.6%, lower communication costs of 0.3% and lower other costs of 0.1%.

The increase of $2.4 million in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to higher compensation costs of $1.7 million, higher legal and professional fees of $0.4 million and higher consulting costs of $0.3 million.

Depreciation and Amortization

	Three Months Ended March 31,
	2015		2014
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$9,580	3.6%	$10,140	3.9%	$(560)	-0.3%
EMEA	1,143	1.9%	1,158	1.8%	(15)	0.1%
Other	336	—	—	—	336	—

Consolidated	$11,059	3.4%	$11,298	3.5%	$(239)	-0.1%

Amortization of intangibles:
Americas	$3,431	1.3%	$3,651	1.4%	$(220)	-0.1%
EMEA	—	0.0%	—	0.0%	—	0.0%
Other	—	—	—	—	—	—

Consolidated	$3,431	1.1%	$3,651	1.1%	$(220)	0.0%

The decrease in depreciation was primarily due to fully depreciated net fixed assets.

The decrease in amortization was primarily due to certain fully amortized intangible assets.

Other Income (Expense)

	Three Months Ended March 31,
(in thousands)	2015	2014	$ Change
Interest income	$166	231	$(65)

Interest (expense)	$(439)	$(499)	$60

Other income (expense):
Foreign currency transaction gains (losses)	$(935)	$(128)	$(807)
Gains (losses) on foreign currency derivative instruments not designated as hedges	(164)	723	(887)
Other miscellaneous income (expense)	270	68	202

Total other income (expense)	$(829)	$663	$(1,492)

Interest income and interest (expense) remained consistent with the comparable period in 2014.

Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in “Accumulated other comprehensive income (loss)” in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Income Taxes

	Three Months Ended March 31,
(in thousands)	2015	2014	$ Change
Income before income taxes	$21,439	$14,873	$6,566
Income taxes	$5,800	$4,560	$1,240

			% Change
Effective tax rate	27.1%	30.7%	-3.6%

The increase in income taxes in 2015 compared to 2014 is due to several factors, including fluctuations in earnings among the various jurisdictions in which we operate, none of which are individually material.

Client Concentration

Our top ten clients accounted for approximately 49.8% and 46.6% of our consolidated revenues in the three months ended March 31, 2015 and 2014, respectively.

Total revenues by segment from AT&T Corporation (“AT&T”), a major provider of communication services for which we provide various customer support services over several distinct lines of AT&T businesses, were as follows (in thousands):

	Three Months Ended March 31,
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Americas	$60,023	22.7%	$47,899	18.3%
EMEA	750	1.3%	897	1.4%

	$60,773	18.8%	$48,796	15.0%

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

Total revenues by segment from our next largest client, which was in the financial services vertical in each of the periods, were as follows (in thousands):

	Three Months Ended March 31,
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Americas	$14,794	5.6%	$18,975	7.3%
EMEA	—	0.0%	—	0.0%

	$14,794	4.6%	$18,975	5.8%

Other than AT&T, total revenues by segment of our clients that each individually represents 10% or greater of that segment’s revenues in each of the periods were as follows (in thousands):

	Three Months Ended March 31,
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Americas	$—	0.0%	$—	0.0%
EMEA	23,890	40.2%	17,437	27.6%

	$23,890	7.4%	$17,437	5.4%

Business Outlook

For the three months ended June 30, 2015, we anticipate the following financial results:

•	Revenues in the range of $300.0 million to $305.0 million;

•	Effective tax rate of approximately 27.0%;

•	Fully diluted share count of approximately 42.4 million;

•	Diluted earnings per share in the range of $0.18 to $0.21; and

•	Capital expenditures in the range of $17.0 million to $20.0 million

For the twelve months ended December 31, 2015, we anticipate the following financial results:

•	Revenues in the range of $1,270.0 million to $1,285.0 million;

•	Effective tax rate of approximately 26.0%;

•	Fully diluted share count of approximately 42.8 million;

•	Diluted earnings per share in the range of $1.32 to $1.40; and

•	Capital expenditures in the range of $50.0 million to $55.0 million

We are fine tuning our full-year 2015 diluted earnings per share and revenues outlook due to on-going foreign exchange volatility and somewhat lower demand forecasted from a handful of existing clients within the communications vertical. Since the initial full-year 2015 business outlook, which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, the functional currencies of our various international operations have weakened further relative to the U.S. Dollar. This further weakening is expected to impact 2015 revenues by an incremental $17.0 million, above the initial $50.0 million in foreign exchange impact forecasted in our initial full-year 2015 business outlook. In addition to the foreign exchange impact, a handful of clients have forecasted lower volumes for the remainder of the year due in large part to more muted competitive dynamics expected in the industry, which is also impacting revenues by approximately $20.0 million.

Our revenues and earnings per share assumptions for the second quarter and full-year 2015 are based on foreign exchange rates as of April 2015. Therefore, the continued volatility in foreign exchange rates between the U.S. dollar and the functional currencies of the markets we serve could have a further impact, positive or negative, on revenues and earnings per share relative to the business outlook for the second quarter and full-year as disclosed above.

We anticipate a slightly lower effective tax rate for full-year 2015 relative to initial expectations, driven chiefly by a shift in the geographic mix of earnings to lower tax rate jurisdictions.

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

On August 18, 2011, the Board authorized us to purchase up to 5.0 million shares of our outstanding common stock (the “2011 Share Repurchase Program”). A total of 4.2 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

The shares repurchased under our share repurchase program were as follows (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Range of Prices Paid Per Share		Total Cost of Shares Repurchased
		Low	High
Three Months Ended:
March 31, 2015	221	$22.81	$23.46	$5,136
March 31, 2014	130	$19.92	$19.98	$2,605

During the three months ended March 31, 2015, cash increased $28.6 million from operating activities and $0.2 million from excess tax benefits from stock-based compensation. The increase in cash was offset by $10.9 million used for capital expenditures, $1.0 million to repay long-term debt, $5.1 million to repurchase common stock and $1.1 million to repurchase common stock for minimum tax withholding on equity awards, resulting in a $1.1 million decrease in available cash (including the unfavorable effects of foreign currency exchange rates on cash and cash equivalents of $11.8 million).

Net cash flows provided by operating activities for the three months ended March 31, 2015 were $28.6 million, compared to $16.2 million for the comparable period in 2014. The $12.4 million increase in net cash flows from operating activities was due to a $5.3 million increase in net income and a net increase of $8.1 million in cash flows from assets and liabilities, partially offset by a $1.0 million decrease in non-cash reconciling items such as depreciation, amortization, unrealized foreign currency transaction (gains) losses and deferred income taxes. The $8.1 million increase in 2015 from 2014 in cash flows from assets and liabilities was principally a result of a $15.8 million decrease in accounts receivable, a $1.6 million increase in taxes payable and a $7.3 million increase in other liabilities, partially offset by a $12.1 million increase in other assets and a $4.5 million decrease in deferred revenue. The $15.8 million decrease in the change in accounts receivable was primarily due to lower volumes within certain clients as well as the timing of billings and collections in the three months ended March 31, 2015 over the comparable period in 2014. The $12.1 million increase in other assets was primarily due to a change in the net investment hedge of $6.3 million and a change in deferred tax assets of $6.8 million in the three months ended March 31, 2015 over the comparable period in 2014.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $10.9 million for the three months ended March 31, 2015, compared to $11.7 million for the comparable period in 2014, a decrease of $0.8 million. In 2015, we anticipate capital expenditures in the range of $50.0 million to $55.0 million, primarily for new seat additions, Enterprise Resource Planning upgrades, facility upgrades, maintenance and systems infrastructure.

On May 3, 2012, we entered into a $245 million revolving credit facility (the “2012 Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent (“KeyBank”). The 2012 Credit Agreement replaced our previous $75 million revolving credit facility dated February 2, 2010, as amended, which agreement was terminated simultaneous with entering into the 2012 Credit Agreement. The 2012 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. At March 31, 2015, we were in compliance with all loan requirements of the 2012 Credit Agreement and had $74.0 million and $75.0 million of outstanding borrowings under this facility as of March 31, 2015 and December 31, 2014, respectively, with an average daily utilization of $74.3 million and $96.3 million for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015 and 2014, the related interest expense, excluding amortization of deferred loan fees, under the 2012 Credit Agreement was $0.2 million and $0.3 million, respectively, which represented weighted average interest rates of 1.3% and 1.3%, respectively.

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

We are currently under audit in several tax jurisdictions. We received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and we paid mandatory security deposits to Canada as part of this process. The total amount of deposits, net of fluctuations in the foreign exchange rate, are $14.7 million and $15.9 million as of March 31, 2015 and December 31, 2014, respectively, and are included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets. Although the outcome of examinations by taxing authorities is always uncertain, we believe we are adequately reserved for these audits and resolution is not expected to have a material impact on our financial condition and results of operations.

As of March 31, 2015, we had $214.1 million in cash and cash equivalents, of which approximately 90.9%, or $194.5 million, was held in international operations and is deemed to be indefinitely reinvested offshore. These funds may be subject to additional taxes if repatriated to the United States, including withholding tax applied by the country of origin and an incremental U.S. income tax, net of allowable foreign tax credits. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions. We do not intend nor currently foresee a need to repatriate these funds. We expect our current domestic cash levels and cash flows from operations to be adequate to meet our domestic anticipated working capital needs, including investment activities such as capital expenditures and debt repayment for the next twelve months and the foreseeable future. However, from time to time, we may borrow funds under our 2012 Credit Agreement as a result of the timing of our working capital needs, including capital expenditures. Additionally, we expect our current foreign cash levels and cash flows from foreign operations to be adequate to meet our foreign anticipated working capital needs, including investment activities such as capital expenditures for the next twelve months and the foreseeable future.

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

Our cash resources could also be affected by various risks and uncertainties, including but not limited to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements and Other

As of March 31, 2015, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Contractual Obligations

The following table summarizes the material changes to our contractual cash obligations as of March 31, 2015, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years	Other
Operating leases (1)	$16,810	$171	$904	$904	$14,831	$—
Purchase obligations (2)	3,076	1,656	1,420	—	—	—

	$19,886	$1,827	$2,324	$904	$14,831	$—

(1)	Amounts represent the expected cash payments under our operating leases.
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

Except for the contractual obligations mentioned above, there have not been any material changes to the outstanding contractual obligations from the disclosure in our Annual Report on Form 10-K as of and for the year ended December 31, 2014 filed on February 19, 2015.

Critical Accounting Estimates

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and Form 10-K for the year ended December 31, 2013 filed on February 19, 2015 for a discussion of our critical accounting estimates.

There have been no material changes to our critical accounting estimates in 2015.

New Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The amendments in ASU 2014-09 outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and indicate that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the impact that the adoption of ASU 2014-09 may have on our financial condition, results of operations and cash flows.

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

In January 2015, the FASB issued ASU 2015-01 “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). These amendments eliminate from U.S. GAAP the concept of extraordinary items as part of the FASB’s initiative to reduce complexity in accounting standards. These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2015-01 to materially impact our financial condition, results of operations and cash flows.

In February 2015, the FASB issued ASU 2015-02 “Consolidation (Topic 810) Amendments to the Consolidation Analysis)” (“ASU 2015-02”). These amendments are intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. These amendments affect the consolidation evaluation for reporting organizations. In addition, the amendments in this guidance simplify and improve current U.S. GAAP by reducing the number of consolidation models. These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2015-02 to materially impact our financial condition, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-03 “Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. These amendments are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We do not expect the adoption of ASU 2015-03 to materially impact our financial condition, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-05 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). These amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. These amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. We do not expect the adoption of ASU 2015-05 to materially impact our financial condition, results of operations and cash flows.

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

In order to hedge a portion of our anticipated cash flow requirements denominated in PHP, CRC, HUF and RON, we had outstanding forward contracts and options as of March 31, 2015 with counterparties through February 2016 with notional amounts totaling $152.8 million. As of March 31, 2015, we had net total derivative assets associated with these contracts with a fair value of $2.2 million, which will settle within the next 11 months. If the USD was to weaken against the PHP and CRC and the EUR was to weaken against the HUF and RON by 10% from current period-end levels, we would incur a loss of approximately $12.8 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We entered into forward exchange contracts with notional amounts totaling $63.5 million to hedge net investments in our foreign operations. The purpose of these derivative instruments is to protect against the risk that the net assets of certain foreign subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to our foreign currency-based investments in these subsidiaries. As of March 31, 2015, the fair value of these derivatives was a net asset of $10.4 million. The potential loss in fair value at March 31, 2015, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $5.3 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We also entered into forward exchange contracts with notional amounts totaling $55.0 million that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of March 31, 2015, the fair value of these derivatives was a net liability of $0.2 million. The potential loss in fair value at March 31, 2015, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $4.4 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of March 31, 2015, we had $74.0 million in borrowings outstanding under the revolving credit facility. Based on our level of variable rate debt outstanding during the three months ended March 31, 2015, a 1.0% increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had an impact of $0.2 million on our results of operations.

We have not historically used derivative instruments to manage exposure to changes in interest rates.

Fluctuations in Quarterly Results

For the year ended December 31, 2014, quarterly revenues as a percentage of total consolidated annual revenues were approximately 24%, 24%, 25% and 27%, respectively, for each of the respective quarters of the year. We have experienced and anticipate that in the future we will experience variations in quarterly revenues. The variations are due to the timing of new contracts and renewal of existing contracts, the timing and frequency of client spending for customer contact management services, non-U.S. currency fluctuations, and the seasonal pattern of customer contact management support and fulfillment services.

Item 4.	Controls and Procedures

As of March 31, 2015, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended March  31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 19, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock repurchases for the three months ended March 31, 2015 (in thousands, except average price per share). See Note 12, Earnings Per Share, of “Notes to Condensed Consolidated Financial Statements” for information regarding our stock repurchase program.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
January 1, 2015 - January 31, 2015	—	$—	—	999
February 1, 2015 - February 28, 2015	74	$22.95	74	925
March 1, 2015 - March 31, 2015	147	$23.29	147	778

Total	221		221	778

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

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: May 5, 2015	By:	/s/ John Chapman
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