Form 10-Q
period 2015-06-30
SYKES ENTERPRISES INC
filed 2015-08-04
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of July 23, 2015, there were 43,521,251 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	June 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$222,350	$215,137
Receivables, net	272,430	290,397
Prepaid expenses	15,865	14,896
Other current assets	41,807	29,656

Total current assets	552,452	550,086
Property and equipment, net	104,219	109,880
Goodwill, net	190,866	193,831
Intangibles, net	53,095	60,620
Deferred charges and other assets	27,937	30,083

	$928,569	$944,500

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$20,384	$25,523
Accrued employee compensation and benefits	80,891	82,072
Current deferred income tax liabilities	311	144
Income taxes payable	2,425	3,662
Deferred revenue	29,940	34,245
Other accrued expenses and current liabilities	23,733	22,216

Total current liabilities	157,684	167,862
Deferred grants	5,144	5,110
Long-term debt	65,000	75,000
Long-term income tax liabilities	22,282	20,630
Other long-term liabilities	17,689	17,680

Total liabilities	267,799	286,282

Commitments and loss contingency (Note 14)

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 200,000 shares authorized; 43,521 and 43,291 shares issued, respectively	435	433
Additional paid-in capital	281,631	279,288
Retained earnings	429,065	400,514
Accumulated other comprehensive income (loss)	(36,775)	(20,561)
Treasury stock at cost: 639 and 132 shares, respectively	(13,586)	(1,456)

Total shareholders’ equity	660,770	658,218

	$928,569	$944,500

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014

Revenues	$307,453	$320,498	$631,138	$644,927

Operating expenses:
Direct salaries and related costs	202,143	221,085	416,070	442,710
General and administrative	72,651	74,005	145,378	147,382
Depreciation, net	11,007	11,322	22,066	22,620
Amortization of intangibles	3,435	3,659	6,866	7,310

Total operating expenses	289,236	310,071	590,380	620,022

Income from operations	18,217	10,427	40,758	24,905

Other income (expense):
Interest income	151	237	317	468
Interest (expense)	(610)	(552)	(1,049)	(1,051)
Other income (expense)	(167)	(399)	(996)	264

Total other income (expense)	(626)	(714)	(1,728)	(319)

Income before income taxes	17,591	9,713	39,030	24,586
Income taxes	4,679	1,376	10,479	5,936

Net income	$12,912	$8,337	$28,551	$18,650

Net income per common share:
Basic	$0.31	$0.20	$0.68	$0.44

Diluted	$0.31	$0.19	$0.67	$0.44

Weighted average common shares outstanding:
Basic	42,008	42,711	42,095	42,726
Diluted	42,216	42,810	42,328	42,845

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net income	$12,912	$8,337	$28,551	$18,650

Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss), net of taxes	7,058	3,480	(20,066)	(2,079)
Unrealized gain (loss) on net investment hedges, net of taxes	(1,135)	70	2,768	105
Unrealized actuarial gain (loss) related to pension liability, net of taxes	(20)	42	(28)	21
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	(347)	4,029	1,068	1,287
Unrealized gain (loss) on postretirement obligation, net of taxes	59	12	44	18

Other comprehensive income (loss), net of taxes	5,615	7,633	(16,214)	(648)

Comprehensive income (loss)	$18,527	$15,970	$12,337	$18,002

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Six Months Ended June 30, 2015

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(in thousands)	Shares Issued	Amount
Balance at December 31, 2014	43,291	$433	$279,288	$400,514	$(20,561)	$(1,456)	$658,218
Issuance of common stock	30	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,284	—	—	—	3,284
Excess tax benefit (deficiency) from stock-based compensation	—	—	169	—	—	—	169
Net vesting (forfeitures) of common stock and restricted stock under equity award plans	200	2	(1,110)	—	—	(161)	(1,269)
Repurchase of common stock	—	—	—	—	—	(11,969)	(11,969)
Comprehensive income (loss)	—	—	—	28,551	(16,214)	—	12,337

Balance at June 30, 2015	43,521	$435	$281,631	$429,065	$(36,775)	$(13,586)	$660,770

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$28,551	$18,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,458	23,090
Amortization of intangibles	6,866	7,310
Amortization of deferred grants	(441)	(829)
Unrealized foreign currency transaction (gains) losses, net	(1,093)	(449)
Stock-based compensation expense	3,284	1,691
Excess tax (benefit) from stock-based compensation	(169)	—
Deferred income tax provision (benefit)	3,127	2,619
Net (gain) loss on disposal of property and equipment	105	59
Bad debt expense (reversals)	(207)	(389)
Unrealized (gains) losses on financial instruments, net	88	2,503
Amortization of deferred loan fees	269	130
Other	15	(360)

Changes in assets and liabilities:
Receivables	13,029	(13,322)
Prepaid expenses	(1,212)	(2,754)
Other current assets	(11,895)	(5,542)
Deferred charges and other assets	1,753	7,852
Accounts payable	(3,487)	2,481
Income taxes receivable / payable	(3,992)	(3,536)
Accrued employee compensation and benefits	363	2,789
Other accrued expenses and current liabilities	1,777	(176)
Deferred revenue	(2,341)	780
Other long-term liabilities	256	(3,255)

Net cash provided by operating activities	57,104	39,342

Cash flows from investing activities:
Capital expenditures	(19,476)	(24,236)
Proceeds from sale of property and equipment	53	81
Investment in restricted cash	(5)	(3)
Release of restricted cash	—	168
Proceeds from insurance settlement	500	—

Net cash (used for) investing activities	(18,928)	(23,990)

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Six Months Ended June 30,
(in thousands)	2015	2014
Cash flows from financing activities:
Payments of long-term debt	(10,000)	(19,000)
Excess tax benefit from stock-based compensation	169	—
Cash paid for repurchase of common stock	(11,969)	(2,605)
Proceeds from grants	472	107
Shares repurchased for minimum tax withholding on equity awards	(1,269)	(422)
Cash paid for loan fees related to long-term debt	(962)	—

Net cash (used for) financing activities	(23,559)	(21,920)

Effects of exchange rates on cash and cash equivalents	(7,404)	(919)

Net increase (decrease) in cash and cash equivalents	7,213	(7,487)

Cash and cash equivalents – beginning	215,137	211,985

Cash and cash equivalents – ending	$222,350	$204,498

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$735	$904
Cash paid during period for income taxes	$14,231	$9,341

Non-cash transactions:
Property and equipment additions in accounts payable	$4,324	$2,804
Unrealized gain (loss) on postretirement obligation in accumulated other comprehensive income (loss)	$44	$18
Shares repurchased for minimum tax withholding on common stock and restricted stock under equity awards included in other accrued expenses and current liabilities	$126	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2015 and 2014

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2015. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (“SEC”) on February 19, 2015.

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

Subsequent Events — Subsequent events or transactions have been evaluated through the date and time of issuance of the condensed consolidated financial statements. On July 2, 2015, the Company acquired 100% of the outstanding capital stock of Qelp B.V. and Qelp Do Brasil Software E Conteudo Digital LTDA. See Note 20, Subsequent Event, for further information. There were no other material subsequent events that required recognition or disclosure in the accompanying condensed consolidated financial statements.

New Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The amendments in ASU 2014-09 outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and indicate that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early adoption is not permitted. An entity should apply the amendments using either the full retrospective approach or retrospectively with a cumulative effect of initially applying the amendments recognized at the date of initial application. On July 9, 2015, the FASB agreed to defer the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and the interim periods within that year. The Company is currently evaluating the methods of adoption and the impact that the adoption of ASU 2014-09 may have on its financial condition, results of operations and cash flows.

In June 2014, the FASB issued ASU 2014-12 “Compensation – Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments either (1) prospective to all awards granted or modified after the effective date or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not expect the adoption of ASU 2014-12 on January 1, 2016 to materially impact its financial condition, results of operations and cash flows.

In January 2015, the FASB issued ASU 2015-01 “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). This amendment eliminates from U.S. GAAP the concept of extraordinary items as part of the FASB’s initiative to reduce complexity in accounting standards. These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments either prospectively or retrospectively to all prior periods presented in the financial statements. The Company does not expect the adoption of ASU 2015-01 on January 1, 2016 to materially impact its financial condition, results of operations and cash flows.

In February 2015, the FASB issued ASU 2015-02 “Consolidation (Topic 810) Amendments to the Consolidation Analysis)” (“ASU 2015-02”). These amendments are intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. These amendments affect the consolidation evaluation for reporting organizations. In addition, the amendments simplify and improve current U.S. GAAP by reducing the number of consolidation models. The amendments are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments using either a modified retrospective approach or retrospectively. The Company does not expect the adoption of ASU 2015-02 on January 1, 2016 to materially impact its financial condition, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-03 “Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. These amendments are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the amendments retrospectively. The Company does not expect the adoption of ASU 2015-03 on January 1, 2016 to materially impact its financial condition, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-05 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). These amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. These amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015; early adoption is permitted. Entities can adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company does not expect the adoption of ASU 2015-05 on January 1, 2016 to materially impact its financial condition, results of operations and cash flows.

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

Note 2. Costs Associated with Exit or Disposal Activities

During 2011 and 2010, the Company announced several initiatives to streamline excess capacity through targeted seat reductions (the “Exit Plans”) in an on-going effort to manage and optimize capacity utilization. These Exit Plans included, but were not limited to, closing customer contact management centers in The Philippines, the United Kingdom, Ireland and South Africa and consolidating leased space in various locations in the U.S. and the Netherlands. These Exit Plans impacted approximately 800 employees. The Company has paid $14.9 million in cash through June 30, 2015 under these Exit Plans.

The cumulative costs expected and incurred as a result of the Exit Plans were as follows as of June 30, 2015 (in thousands):

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

The following table summarizes the accrued liability associated with the Exit Plans’ exit or disposal activities and related charges for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning accrual	$1,346	$2,731	$1,558	$2,974
Lease obligations and facility exit costs (1)	—	(185)	—	(185)
Severance and related costs	—	—	—	—
Legal-related costs	—	—	—	—
Cash payments (2)	(196)	(428)	(408)	(673)
Other non-cash changes (3)	—	(7)	—	(5)

Ending accrual	$1,150	$2,111	$1,150	$2,111

(1)

During 2014, the Company reversed accruals related to the final settlement of lease obligations and facility exit costs for one of the Ireland sites, included in the EMEA segment, which reduced “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.

(2)	Related to lease obligations and facility exit costs.
(3)	Effect of foreign currency translation.

Restructuring Liability Classification

The following table summarizes the Company’s short-term and long-term accrued liabilities associated with its exit and disposal activities, by plan, as of June 30, 2015 and December 31, 2014 (in thousands):

	Americas Fourth Quarter 2011 Exit Plan	Americas Third Quarter 2010 Exit Plan	Total
June 30, 2015
Short-term accrued restructuring liability (1)	$140	$487	$627
Long-term accrued restructuring liability (2)	115	408	523

Ending accrual at June 30, 2015	$255	$895	$1,150

December 31, 2014
Short-term accrued restructuring liability (1)	$109	$521	$630
Long-term accrued restructuring liability (2)	203	725	928

Ending accrual at December 31, 2014	$312	$1,246	$1,558

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The remaining restructuring liability relates to future rent obligations to be paid through the remainder of the lease terms, the last of which ends in February 2017. The EMEA Fourth Quarter 2011 and EMEA Fourth Quarter 2010 Exit Plans were settled during 2014.

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

Money Market and Open-End Mutual Funds — The Company uses quoted market prices in active markets to determine the fair value. These items are classified in Level 1 of the fair value hierarchy.

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

Investments Held in Rabbi Trust — The investment assets of the rabbi trust are valued using quoted market prices in active markets, which are classified in Level 1 of the fair value hierarchy. For additional information about the deferred compensation plan, refer to Note 6, Investments Held in Rabbi Trust, and Note 16, Stock-Based Compensation.

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

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following (in thousands):

			Fair Value Measurements at June 30, 2015 Using:
		Balance at June 30, 2015	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
			Level (1)	Level (2)	Level (3)
Assets:
Foreign currency forward and option contracts included in “Other current assets”	(1)	$10,704	$—	$10,704	$—
Equity investments held in a rabbi trust for the Deferred Compensation Plan	(2)	6,184	6,184	—	—
Debt investments held in a rabbi trust for the Deferred Compensation Plan	(2)	1,555	1,555	—	—
Guaranteed investment certificates	(3)	86	—	86	—

		$18,529	$7,739	$10,790	$—

Liabilities:
Long-term debt	(4)	$65,000	$—	$65,000	$—
Foreign currency forward and option contracts included in “Other accrued expenses and current liabilities”	(1)	471	—	471	—

		$65,471	$—	$65,471	$—

			Fair Value Measurements at December 31, 2014 Using:
		Balance at December 31, 2014	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
			Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents”	(5)	$100,915	$100,915	$—	$—
Money market funds and open-end mutual funds included in “Deferred charges and other assets”	(5)	10	10	—	—
Foreign currency forward and option contracts included in “Other current assets”	(1)	1,489	—	1,489	—
Foreign currency forward contracts included in “Deferred charges and other assets”	(1)	4,060	—	4,060	—
Equity investments held in a rabbi trust for the Deferred Compensation Plan	(2)	5,589	5,589	—	—
Debt investments held in a rabbi trust for the Deferred Compensation Plan	(2)	1,363	1,363	—	—
Guaranteed investment certificates	(3)	79	—	79	—

		$113,505	$107,877	$5,628	$—

Liabilities:
Long-term debt	(4)	$75,000	$—	$75,000	$—
Foreign currency forward and option contracts included in “Other accrued expenses and current liabilities”	(1)	1,261	—	1,261	—

		$76,261	$—	$76,261	$—

(1)	In the accompanying Condensed Consolidated Balance Sheets. See Note 5, Financial Derivatives.
(2)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets. See Note 6, Investments Held in Rabbi Trust.
(3)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets.
(4)	The carrying value of long-term debt approximates its estimated fair value as it re-prices at varying interest rates. See Note 10, Borrowings.
(5)	In the accompanying Condensed Consolidated Balance Sheets.

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs, like those associated with acquired businesses, including goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired. The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at June 30, 2015 and December 31, 2014.

Note 4. Intangible Assets

The following table presents the Company’s purchased intangible assets as of June 30, 2015 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$99,268	$(52,982)	$46,286	8
Trade name	11,600	(4,791)	6,809	8
Non-compete agreements	1,201	(1,201)	—	2
Proprietary software	850	(850)	—	2
Favorable lease agreement	449	(449)	—	2

	$113,368	$(60,273)	$53,095	8

The following table presents the Company’s purchased intangible assets as of December 31, 2014 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$100,719	$(47,571)	$53,148	8
Trade name	11,600	(4,128)	7,472	8
Non-compete agreements	1,209	(1,209)	—	2
Proprietary software	850	(850)	—	2
Favorable lease agreement	449	(449)	—	2

	$114,827	$(54,207)	$60,620	8

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to June 30, 2015, is as follows (in thousands):

Years Ending December 31,	Amount
2015 (remaining six months)	$6,836
2016	13,702
2017	13,702
2018	7,509
2019	6,917
2020	4,429
2021 and thereafter	—

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

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	June 30, 2015	December 31, 2014
Deferred gains (losses) in AOCI	$946	$(157)
Tax on deferred gains (losses) in AOCI	11	46

Deferred gains (losses) in AOCI, net of taxes	$957	$(111)

Deferred gains (losses) expected to be reclassified to “Revenues” from AOCI during the next twelve months	$946

Deferred gains (losses) and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the forward contracts and options.

Net Investment Hedge – During the six months ended June 30, 2015 and 2014, the Company entered into foreign exchange forward contracts to hedge its net investment in a foreign operation, as defined under ASC 815. The purpose of these derivative instruments is to protect the Company’s interests against the risk that the net assets of certain foreign subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to the Company’s foreign currency-based investments in these subsidiaries.

Non-Designated Hedges – The Company also periodically enters into foreign currency hedge contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivative instruments is to protect the Company’s interests against adverse foreign currency moves relating primarily to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than the Company’s subsidiaries’ functional currencies. These contracts generally do not exceed 180 days in duration.

The Company had the following outstanding foreign currency forward contracts and options (in thousands):

	As of June 30, 2015		As of December 31, 2014
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges: (1)
Options:
Philippine Pesos	$81,000	June 2016	$73,000	December 2015
Forwards:
Philippine Pesos	1,000	October 2015	9,000	March 2015
Costa Rican Colones	45,900	March 2016	51,600	October 2015
Hungarian Forints	1,377	December 2015	—	—
Romanian Leis	5,194	December 2015	10,414	December 2015
Net investment hedges: (2)
Forwards:
Euros	63,470	March 2016	51,648	March 2016
Non-designated hedges: (3)
Forwards	58,243	December 2015	64,541	March 2015

(1)	Cash flow hedge as defined under ASC 815. Purpose is to protect against the risk that eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.
(2)

Net investment hedge as defined under ASC 815. Purpose is to protect against the risk that the net assets of certain of our international subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to our foreign currency-based investments in these subsidiaries.

(3)

Foreign currency hedge contract not designated as a hedge as defined under ASC 815. Purpose is to reduce the effects on the Company’s operating results and cash flows from fluctuations caused by volatility in currency exchange rates, primarily related to intercompany receivables and payables, and cash held in non-functional currencies.

Master netting agreements exist with each respective counterparty to reduce credit risk by permitting net settlement of derivative positions. In the event of default by the Company or one of its counterparties, these agreements include a set-off clause that provides the non-defaulting party the right to net settle all derivative transactions, regardless of the currency and settlement date. The maximum amount of loss due to credit risk that, based on gross fair value, the Company would incur if parties to the derivative transactions that make up the concentration failed to perform according to the terms of the contracts was $10.7 million and $5.5 million as of June 30, 2015 and December 31, 2014, respectively. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions are asset positions of $10.4 million and $4.4 million as of June 30, 2015 and December 31, 2014, respectively, and liability positions of $0.2 million and $0.1 million as of June 30, 2015 and December 31, 2014, respectively.

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Derivative Assets
	June 30, 2015	December 31, 2014
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:

Foreign currency forward and option contracts (1)	$1,872	$974

Derivatives designated as net investment hedging instruments under ASC 815:

Foreign currency forward contracts (1)	8,570	—

Foreign currency forward contracts (2)	—	4,060

	10,442	5,034
Derivatives not designated as hedging instruments under ASC 815:

Foreign currency forward contracts (1)	262	515

Total derivative assets	$10,704	$5,549

	Derivative Liabilities
	June 30, 2015	December 31, 2014
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:

Foreign currency forward and option contracts (3)	$123	$406

Derivatives not designated as hedging instruments under ASC 815:

Foreign currency forward contracts (3)	348	855

Total derivative liabilities	$471	$1,261

(1)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets.
(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The following tables present the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the three months ended June 30, 2015 and 2014 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From Accumulated AOCI Into “Revenues” (Effective Portion)		Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$357	$2,475	$739	$(1,755)	$1	$(1)
Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	(1,848)	108	—	—	—	—

	$(1,491)	$2,583	$739	$(1,755)	$1	$(1)

			Statement of Operations Location		Gain (Loss) Recognized on Derivatives
					June 30,
					2015	2014
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts			Other income and (expense)		$67	$(1,331)
Foreign currency forward contracts			Revenues		4	—

					$71	$(1,331)

The following tables present the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the six months ended June 30, 2015 and 2014 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From Accumulated AOCI Into “Revenues” (Effective Portion)		Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$2,412	$(2,543)	$1,328	$(4,129)	$2	$(4)
Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	4,510	162	—	—	—	—

	$6,922	$(2,381)	$1,328	$(4,129)	$2	$(4)

			Statement of Operations Location		Gain (Loss) Recognized on Derivatives
					June 30,
					2015	2014
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts			Other income and (expense)		$(97)	$(608)
Foreign currency forward contracts			Revenues		4	—
					$(93)	$(608)

Note 6. Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	June 30, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$5,853	$7,739	$5,160	$6,952

The mutual funds held in rabbi trust were 80% equity-based and 20% debt-based as of June 30, 2015. Net investment income (losses), included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross realized gains from sale of trading securities	$17	$—	$20	$3
Gross realized (losses) from sale of trading securities	—	—	(1)	—
Dividend and interest income	13	9	18	18
Net unrealized holding gains (losses)	(50)	204	73	279

Net investment income (losses)	$(20)	$213	$110	$300

Note 7. Property and Equipment

In February 2015, customer contact management centers (the “facilities”) located in Perry County, Kentucky, Buchanan County, Virginia and Wise, Virginia experienced damage to the buildings and contents as a result of winter storms. The Company filed an insurance claim with its property insurance company to recover losses of $1.6 million. In April 2015, the insurance company paid $0.5 million to the Company for costs to clean up and repair the facility. The Company received $1.1 million from the insurance company in July 2015 and finalized the claim during the third quarter of 2015. The Company is in the process of completing the repairs to the facilities.

Note 8. Deferred Revenue

The components of deferred revenue consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Future service	$23,525	$25,222
Estimated potential penalties and holdbacks	6,415	9,023

	$29,940	$34,245

Note 9. Deferred Grants

The components of deferred grants, net of accumulated amortization, consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Property grants	$4,717	$5,110
Lease grants	427	—
Employment grants	190	207
Total deferred grants	5,334	5,317
Less: Property grants - short-term (1)	—	—
Less: Lease grants - short-term (1)	—	—
Less: Employment grants - short-term (1)	(190)	(207)

Total long-term deferred grants (2)	$5,144	$5,110

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Deferred grants” in the accompanying Condensed Consolidated Balance Sheets.

Note 10. Borrowings

On May 12, 2015, the Company entered into a $440 million revolving credit facility (the “2015 Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner, Administrative Agent, Swing Line Lender and Issuing Lender (“KeyBank”). The 2015 Credit Agreement replaced the Company’s previous $245 million revolving credit facility dated May 3, 2012 (the “2012 Credit Agreement”), as amended, which agreement was terminated simultaneous with entering into the 2015 Credit Agreement. The 2015 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants.

The 2015 Credit Agreement includes a $200 million alternate-currency sub-facility, a $10 million swingline sub-facility and a $35 million letter of credit sub-facility, and may be used for general corporate purposes including acquisitions, share repurchases, working capital support and letters of credit, subject to certain limitations. The Company is not currently aware of any inability of its lenders to provide access to the full commitment of funds that exist under the revolving credit facility, if necessary. However, there can be no assurance that such facility will be available to the Company, even though it is a binding commitment of the financial institutions.

Borrowings consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Revolving credit facility	$65,000	$75,000
Less: Current portion	—	—

Total long-term debt	$65,000	$75,000

The 2015 Credit Agreement matures on May 12, 2020 and has no varying installments due.

Borrowings under the 2015 Credit Agreement will bear interest at either LIBOR or the base rate plus, in each case, an applicable margin based on the Company’s leverage ratio. The applicable interest rate will be determined quarterly based on the Company’s leverage ratio at such time. The base rate is a rate per annum equal to the greatest of (i) the rate of interest established by KeyBank, from time to time, as its “prime rate”; (ii) the Federal Funds effective rate in effect from time to time, plus 1/2 of 1% per annum; and (iii) the then-applicable LIBOR rate for one month interest periods, plus 1.00%. Swingline loans will bear interest only at the base rate plus the base rate margin.

In addition, the Company is required to pay certain customary fees, including a commitment fee of 0.125%, which is due quarterly in arrears and calculated on the average unused amount of the 2015 Credit Agreement.

The 2015 Credit Agreement is guaranteed by all of the Company’s existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all the direct foreign subsidiaries of the Company and those of the guarantors.

In May 2015, the Company paid an underwriting fee of $0.9 million for the 2015 Credit Agreement, which was deferred and will be amortized over the term of the loan. The Company then expensed $0.1 million of the deferred loan fees related to the 2012 Credit Agreement and the remaining $0.4 million will be amortized over the term of the 2015 Credit Agreement.

The following table presents information related to our credit agreements (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Average daily utilization	$70,198	$90,242	$72,249	$93,271
Interest expense, including commitment fee (1)	$320	$368	$638	$749
Weighted average interest rate	1.8%	1.6%	1.8%	1.6%

(1)	Excludes the amortization of deferred loan fees.

Note 11. Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220 “Comprehensive Income” (“ASC 220”). ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedge	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Gain (Loss) on Post Retirement Obligation	Total
Balance at January 1, 2014	$12,751	$(3,683)	$1,150	$(2,535)	$314	$7,997
Pre-tax amount	(34,947)	6,344	(50)	(2,790)	77	(31,366)
Tax (provision) benefit	—	(2,385)	57	(17)	—	(2,345)
Reclassification of (gain) loss to net income	—	—	(35)	5,237	(49)	5,153
Foreign currency translation	120	—	(114)	(6)	—	—

Balance at December 31, 2014	(22,076)	276	1,008	(111)	342	(20,561)
Pre-tax amount	(20,055)	4,510	—	2,414	72	(13,059)
Tax (provision) benefit	—	(1,742)	—	(23)	—	(1,765)
Reclassification of (gain) loss to net income	—	—	(21)	(1,341)	(28)	(1,390)
Foreign currency translation	(11)	—	(7)	18	—	—

Balance at June 30, 2015	$(42,142)	$3,044	$980	$957	$386	$(36,775)

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Statements of Operations Location
	2015	2014	2015	2014
Actuarial Gain (Loss) Related to Pension Liability: (1)
Pre-tax amount	$10	$13	$21	$25	Direct salaries and related costs
Tax (provision) benefit	—	—	—	—	Income taxes

Reclassification to net income	10	13	21	25
Gain (Loss) on Cash Flow Hedging Instruments: (2)
Pre-tax amount	740	(1,756)	1,330	(4,133)	Revenues
Tax (provision) benefit	5	17	11	113	Income taxes

Reclassification to net income	745	(1,739)	1,341	(4,020)
Gain (Loss) on Post Retirement Obligation: (1)
Pre-tax amount	14	12	28	23	General and administrative
Tax (provision) benefit	—	—	—	—	Income taxes

Reclassification to net income	14	12	28	23

Total reclassification of gain (loss) to net income	$769	$(1,714)	$1,390	$(3,972)

(1)	See Note 15, Defined Benefit Pension Plan and Postretirement Benefits, for further information.
(2)	See Note 5, Financial Derivatives, for further information.

Except as discussed in Note 12, Income Taxes, earnings associated with the Company’s investments in its foreign subsidiaries are considered to be indefinitely reinvested and no provision for income taxes on those earnings or translation adjustments have been provided.

Note 12. Income Taxes

The Company’s effective tax rate was 26.6% and 14.2% for the three months ended June 30, 2015 and 2014, respectively. The increase in the effective tax rate is predominately due to a shift in earnings to higher tax rate jurisdictions as well as several factors that are not individually material. The difference between the Company’s effective tax rate of 26.6% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the recognition of tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions, changes in uncertain tax positions, adjustments of valuation allowances and tax credits, partially offset by the tax impact of permanent differences and foreign withholding taxes.

The Company’s effective tax rate was 26.8% and 24.1% for the six months ended June 30, 2015 and 2014, respectively. The increase in the effective tax rate is due to several factors, including fluctuations in earnings among the various jurisdictions in which the Company operates, none of which are individually material. The difference between the Company’s effective tax rate of 26.8% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the recognition of tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions, changes in uncertain tax positions, adjustments of valuation allowances and tax credits, partially offset by the tax impact of permanent differences and foreign withholding taxes.

The Company has accrued $12.0 million and $13.3 million as of June 30, 2015 and December 31, 2014, respectively, excluding penalties and interest, for the liability for unrecognized tax benefits. As of December 31, 2014, $2.7 million of unrecognized tax benefits was recorded to “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet in accordance with ASU 2013-11 “Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The $12.0 million and the remaining $10.6 million of the unrecognized tax benefits at June 30, 2015 and December 31, 2014, respectively, are recorded in “Long-term income tax liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

The Company is currently under audit in several tax jurisdictions. The Company received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and the Company paid mandatory security deposits to Canada as part of this process. The total amount of deposits, net of fluctuations in the foreign exchange rate, are $14.9 million and $15.9 million as of June 30, 2015 and December 31, 2014, respectively, and are included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets. Although the outcome of examinations by taxing authorities is always uncertain, the Company believes it is adequately reserved for these audits and resolution is not expected to have a material impact on its financial condition and results of operations.

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

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic:
Weighted average common shares outstanding	42,008	42,711	42,095	42,726
Diluted:
Dilutive effect of stock appreciation rights, restricted stock, restricted stock units and shares held in a rabbi trust	208	99	233	119

Total weighted average diluted shares outstanding	42,216	42,810	42,328	42,845

Anti-dilutive shares excluded from the diluted earnings per share calculation	27	49	24	70

On August 18, 2011, the Company’s Board of Directors (the “Board”) authorized the Company to purchase up to 5.0 million shares of its outstanding common stock (the “2011 Share Repurchase Program”). A total of 4.5 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

The shares repurchased under the Company’s share repurchase programs were as follows (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Range of Prices Paid Per Share		Total Cost of Shares Repurchased
		Low	High

Three Months Ended:
June 30, 2015	279	$24.14	$24.79	$6,833
June 30, 2014	—	$—	$—	$—
Six Months Ended:
June 30, 2015	500	$22.81	$24.79	$11,969
June 30, 2014	130	$19.92	$19.98	$2,605

Note 14. Commitments and Loss Contingency

Commitments

During the six months ended June 30, 2015, the Company entered into several leases in the ordinary course of business. The following is a schedule of future minimum rental payments required under operating leases that have noncancelable lease terms as of June 30, 2015 (in thousands):

Amount
2015 (remaining six months)	$2,153
2016	9,527
2017	9,320
2018	9,271
2019	9,530
2020	8,677
2021 and thereafter	18,932

Total minimum payments required	$67,410

During the six months ended June 30, 2015, the Company entered into agreements with third-party vendors in the ordinary course of business whereby the Company committed to purchase goods and services used in its normal operations. These agreements, which are not cancelable, generally range from one to five year periods and contain fixed or minimum annual commitments. Certain of these agreements allow for renegotiation of the minimum annual commitments based on certain conditions. The following is a schedule of the future minimum purchases remaining under the agreements as of June 30, 2015 (in thousands):

Amount
2015 (remaining six months)	$2,681
2016	787
2017	633
2018	—
2019	—
2020	—
2021 and thereafter	—

Total minimum payments required	$4,101

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

Note 15. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The following table provides information about the net periodic benefit cost for the Company’s pension plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$113	$101	$228	$201
Interest cost	35	31	71	61
Recognized actuarial (gains)	(10)	(13)	(21)	(25)

Net periodic benefit cost	$138	$119	$278	$237

Employee Retirement Savings Plans

The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matches 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company’s contributions included in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
401(k) plan contributions	$188	$221	$471	$480

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

	June 30, 2015	December 31, 2014
Postretirement benefit obligation	$25	$46
Unrealized gains (losses) in AOCI (1)	$386	$342

(1)	Unrealized gains (losses) are impacted by changes in discount rates related to the postretirement obligation.

Note 16. Stock-Based Compensation

The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the Non-Employee Director Fee Plan and the Deferred Compensation Plan. The following table summarizes the stock-based compensation expense (primarily in the Americas), income tax benefits related to the stock-based compensation and excess tax benefits (deficiencies) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock-based compensation (expense) (1)	$(1,288)	$(937)	$(3,284)	$(1,691)
Income tax benefit (2)	486	328	1,215	592
Excess tax benefit (deficiency) from stock-based compensation (3)	—	(84)	169	(30)

(1)	Included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.
(2)	Included in “Income taxes” in the accompanying Condensed Consolidated Statements of Operations.
(3)	Included in “Additional paid-in capital” in the accompanying Condensed Consolidated Statements of Changes in Shareholders’ Equity.

There were no capitalized stock-based compensation costs as of June 30, 2015 and December 31, 2014.

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

The following table summarizes the assumptions used to estimate the fair value of SARs granted:

	Six Months Ended June 30,
	2015	2014
Expected volatility	34.1%	38.9%
Weighted-average volatility	34.1%	38.9%
Expected dividend rate	0.0%	0.0%
Expected term (in years)	5.0	5.0
Risk-free rate	1.6%	1.7%

The following table summarizes SARs activity as of June 30, 2015 and for the six months then ended:

Stock Appreciation Rights	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2015	959	$—
Granted	217	$—
Exercised	(81)	$—
Forfeited or expired	—	$—

Outstanding at June 30, 2015	1,095	$—	7.1	$5,158

Vested or expected to vest at June 30, 2015	1,095	$—	7.1	$5,158

Exercisable at June 30, 2015	670	$—	5.8	$3,895

The following table summarizes information regarding SARs granted and exercised (in thousands, except per SAR amounts):

	Six Months Ended June 30,
	2015	2014
Number of SARs granted	217	246
Weighted average grant-date fair value per SAR	$8.17	$7.20
Intrinsic value of SARs exercised	$734	$333
Fair value of SARs vested	$1,302	$1,553

The following table summarizes nonvested SARs activity as of June 30, 2015 and for the six months then ended:

Nonvested Stock Appreciation Rights	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2015	411	$6.61
Granted	217	$8.17
Vested	(203)	$6.41
Forfeited or expired	—	$—

Nonvested at June 30, 2015	425	$7.50

As of June 30, 2015, there was $2.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested SARs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 1.5 years.

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

The following table summarizes nonvested restricted shares/RSUs activity as of June 30, 2015 and for the six months then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2015	1,194	$16.80
Granted	441	$25.06
Vested	(125)	$16.10
Forfeited or expired	(264)	$15.71

Nonvested at June 30, 2015	1,246	$20.03

The following table summarizes information regarding restricted shares/RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Six Months Ended June 30,
	2015	2014
Number of restricted shares/RSUs granted	441	500
Weighted average grant-date fair value per restricted share/RSU	$25.06	$19.77
Fair value of restricted shares/RSUs vested	$2,019	$895

As of June 30, 2015, based on the probability of achieving the performance goals, there was $18.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted shares/RSUs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 2.0 years.

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

The following table summarizes nonvested common stock share award activity as of June 30, 2015 and for the six months then ended:

Nonvested Common Stock Share Awards	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2015	12	$20.24
Granted	32	$24.70
Vested	(16)	$22.36
Forfeited or expired	—	$—

Nonvested at June 30, 2015	28	$24.19

The following table summarizes information regarding common stock share awards granted and vested (in thousands, except per share award amounts):

	Six Months Ended June 30,
	2015	2014
Number of share awards granted	32	36
Weighted average grant-date fair value per share award	$24.70	$20.15
Fair value of share awards vested	$370	$310

As of June 30, 2015, there was $0.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock share awards granted under the Fee Plan. This cost is expected to be recognized over a weighted average period of 0.5 years.

Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board effective December 17, 1998, It was last amended and restated on August 20, 2014, effective as of January 1, 2014. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president, chief executive officer and executive vice presidents and $7,500 per year for senior vice presidents, global vice presidents and vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (see Note 6, Investments Held in Rabbi Trust). As of June 30, 2015 and December 31, 2014, liabilities of $7.7 million and $7.0 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.

Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $1.6 million and $1.5 million at June 30, 2015 and December 31, 2014, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes nonvested common stock activity as of June 30, 2015 and for the six months then ended:

Nonvested Common Stock	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2015	5	$17.88
Granted	6	$24.69
Vested	(7)	$23.56
Forfeited or expired	—	$—

Nonvested at June 30, 2015	4	$18.81

The following table summarizes information regarding shares of common stock granted and vested (in thousands, except per common stock amounts):

	Six Months Ended June 30,
	2015	2014
Number of shares of common stock granted	6	8
Weighted average grant-date fair value per common stock	$24.69	$20.43
Fair value of common stock vested	$169	$146
Cash used to settle the obligation	$65	$21

As of June 30, 2015, there was less than $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 2.1 years.

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

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Three Months Ended June 30, 2015:
Revenues	$249,682	$57,752	$19	$307,453
Percentage of revenues	81.2%	18.8%	0.0%	100.0%

Depreciation, net	$9,605	$1,084	$318	$11,007
Amortization of intangibles	$3,435	$—	$—	$3,435

Income (loss) from operations	$28,669	$2,969	$(13,421)	$18,217
Other (expense), net			(626)	(626)
Income taxes			(4,679)	(4,679)

Net income				$12,912

Total assets as of June 30, 2015	$1,067,801	$1,394,836	$(1,534,068)	$928,569

Three Months Ended June 30, 2014:
Revenues	$256,663	$63,835	$—	$320,498
Percentage of revenues	80.1%	19.9%	0.0%	100.0%

Depreciation, net	$10,107	$1,215	$—	$11,322
Amortization of intangibles	$3,659	$—	$—	$3,659

Income (loss) from operations	$21,135	$1,561	$(12,269)	$10,427
Other (expense), net			(714)	(714)
Income taxes			(1,376)	(1,376)

Net income				$8,337

Total assets as of June 30, 2014	$1,093,003	$1,444,643	$(1,591,697)	$945,949

	Americas	EMEA	Other (1)	Consolidated
Six Months Ended June 30, 2015:
Revenues	$513,855	$117,247	$36	$631,138
Percentage of revenues	81.4%	18.6%	0.0%	100.0%

Depreciation, net	$19,185	$2,227	$654	$22,066
Amortization of intangibles	$6,866	$—	$—	$6,866

Income (loss) from operations	$61,210	$6,757	$(27,209)	$40,758
Other (expense), net			(1,728)	(1,728)
Income taxes			(10,479)	(10,479)

Net income				$28,551

Six Months Ended June 30, 2014:
Revenues	$517,909	$127,018	$—	$644,927
Percentage of revenues	80.3%	19.7%	0.0%	100.0%

Depreciation, net	$20,248	$2,372	$—	$22,620
Amortization of intangibles	$7,310	$—	$—	$7,310

Income (loss) from operations	$43,782	$4,445	$(23,322)	$24,905
Other (expense), net			(319)	(319)
Income taxes			(5,936)	(5,936)

Net income				$18,650

(1)

Other items (including corporate and other costs, impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the tables above for the three and six months ended June 30, 2015 and 2014. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenues and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

Note 18. Other Income (Expense)

Other income (expense) consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Foreign currency transaction gains (losses)	$(90)	$759	$(1,025)	$631
Gains (losses) on foreign currency derivative instruments not designated as hedges	67	(1,331)	(97)	(608)
Other miscellaneous income (expense)	(144)	173	126	241

	$(167)	$(399)	$(996)	$264

Note 19. Related Party Transactions

In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.1 million to the landlord during both the three months ended June 30, 2015 and 2014 and $0.2 million during both the six months ended June 30, 2015 and 2014 under the terms of the lease.

Note 20. Subsequent Event

On July 2, 2015, the Company’s wholly-owned subsidiaries, Sykes Enterprises Incorporated B.V. and Sykes Enterprises Incorporated Holdings B.V., both Netherlands companies, entered into a definitive Share Sale and Purchase Agreement (the “Purchase Agreement”) with MobileTimes B.V., Yarra B.V., From The Mountain Consultancy B.V. and Sticting Administratiekantoor Qelp (the “Sellers”), all of which are Netherlands companies, to acquire all of the outstanding shares of Qelp B.V. and Qelp Do Brasil Software E Conteudo Digital LTDA (together, known as “Qelp”.) The strategic acquisition of Qelp is to further broaden and strengthen the Company’s service portfolio around digital customer support and extend its reach into adjacent, but complementary, markets.

The consideration consists of an initial purchase price and a contingent purchase price. The initial purchase price of $9.9 million, paid at the closing of the transaction on July 2, 2015, is subject to certain post-closing adjustments relating to Qelp’s working capital. Approximately $0.9 million of the initial purchase price has been placed in an escrow account as security for the indemnification obligations of the Sellers under the Purchase Agreement. The contingent purchase price, which in total will not exceed EUR 10.0 million (U.S. Dollar equivalent of $11.1 million as of July 2, 2015), is based on achieving targets tied to revenues and EBITDA for the years ended December 31, 2016, 2017 and 2018, as defined by the Purchase Agreement. The initial purchase price was funded through cash on hand.

The Purchase Agreement contains customary representations and warranties, indemnification obligations and covenants.

The Purchase Agreement was approved by the Board of Directors of the Company, the Board of Directors of Qelp and the requisite shareholders of Qelp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

400 North Ashley Drive

Tampa, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of June 30, 2015, and the related condensed consolidated statements of operations and comprehensive income for the three- and six-month periods ended June 30, 2015 and 2014, of changes in shareholders’ equity for the six-month period ended June 30, 2015, and of cash flows for the three- and six-month periods ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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

August 4, 2015

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

Executive Summary

We provide comprehensive customer contact management solutions and services to a wide range of clients including Fortune 1000 companies, medium-sized businesses and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure and healthcare industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which include customer assistance, healthcare and roadside assistance, technical support and product sales to our clients’ customers. These services, which represented 97.8% and 98.0% of consolidated revenues during the three months ended June 30, 2015 and 2014, respectively, and 98.2% and 98.1% of consolidated revenues during the six months ended June 30, 2015 and 2014, respectively, are delivered through multiple communication channels encompassing phone, e-mail, social media, text messaging and chat. We also provide various enterprise support services in the United States (“U.S.”) that include services for our client’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services including order processing, payment processing, inventory control, product delivery, and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers throughout the United States, Canada, Europe, Latin America, Australia, the Asia Pacific Rim and Africa.

Results of Operations

The following table sets forth, for the periods indicated, the amounts presented in the accompanying Condensed Consolidated Statements of Operations as well as the changes between the respective periods:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2015	2014	2015 $ Change	2015	2014	2015 $ Change
Revenues	$307,453	$320,498	$(13,045)	$631,138	$644,927	$(13,789)

Operating expenses:
Direct salaries and related costs	202,143	221,085	(18,942)	416,070	442,710	(26,640)
General and administrative	72,651	74,005	(1,354)	145,378	147,382	(2,004)
Depreciation, net	11,007	11,322	(315)	22,066	22,620	(554)
Amortization of intangibles	3,435	3,659	(224)	6,866	7,310	(444)

Total operating expenses	289,236	310,071	(20,835)	590,380	620,022	(29,642)

Income from operations	18,217	10,427	7,790	40,758	24,905	15,853

Other income (expense):
Interest income	151	237	(86)	317	468	(151)
Interest (expense)	(610)	(552)	(58)	(1,049)	(1,051)	2
Other income (expense)	(167)	(399)	232	(996)	264	(1,260)

Total other income (expense)	(626)	(714)	88	(1,728)	(319)	(1,409)

Income before income taxes	17,591	9,713	7,878	39,030	24,586	14,444
Income taxes	4,679	1,376	3,303	10,479	5,936	4,543

Net income	$12,912	$8,337	$4,575	$28,551	$18,650	$9,901

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues

	Three Months Ended June 30,
	2015		2014
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$249,682	81.2%	$256,663	80.1%	$(6,981)
EMEA	57,752	18.8%	63,835	19.9%	(6,083)
Other	19	0.0%	—	0.0%	19

Consolidated	$307,453	100.0%	$320,498	100.0%	$(13,045)

Consolidated revenues decreased $13.0 million, or (4.1)%, for the three months ended June 30, 2015 from the comparable period in 2014.

The decrease in Americas’ revenues was due to end-of-life client programs of $24.5 million and a negative foreign currency impact of $4.1 million, partially offset by higher volumes from existing clients of $17.2 million and new clients of $4.4 million. Revenues from our offshore operations represented 46.4% of Americas’ revenues, compared to 38.8% for the comparable period in 2014.

The decrease in EMEA’s revenues was due to a negative foreign currency impact of $12.4 million and end-of-life client programs of $0.3 million, partially offset by higher volumes from existing clients of $5.7 million and new clients of $0.9 million.

On a consolidated basis, we had 40,200 brick-and-mortar seats as of June 30, 2015, a decrease of 900 seats from the comparable period in 2014. This decrease in seats was primarily due to on-going capacity rationalization. The capacity utilization rate on a combined basis was 80% compared to 79% in the comparable period in 2014. This increase was primarily due to capacity rationalization.

On a geographic segment basis, 33,500 seats were located in the Americas, a decrease of 1,300 seats from the comparable period in 2014, and 6,700 seats were located in EMEA, an increase of 400 seats from the comparable period in 2014. Capacity utilization rates as of June 30, 2015 were 79% for the Americas and 86% for EMEA, compared to 77% and 89%, respectively, in the comparable period in 2014, primarily due to capacity rationalization in the Americas and seat additions in EMEA. We strive to attain an 85% capacity utilization metric at each of our locations.

We plan to add approximately 3,400 seats on a gross basis in 2015 to support higher demand, primarily in the financial services vertical. Approximately 800 seats were added during the six months ended June 30, 2015. Total seat count on a net basis for the full year is expected to increase by 1,700 seats relative to 2014.

Direct Salaries and Related Costs

	Three Months Ended June 30,
	2015		2014
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$159,942	64.1%	$172,854	67.3%	$(12,912)	-3.2%
EMEA	42,201	73.1%	48,231	75.6%	(6,030)	-2.5%

Consolidated	$202,143	65.7%	$221,085	69.0%	$(18,942)	-3.3%

The decrease of $18.9 million in direct salaries and related costs included a positive foreign currency impact of $4.9 million in the Americas and a positive foreign currency impact of $9.2 million in EMEA.

The decrease in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 3.3% driven by increased agent productivity within the communications and technology verticals in the current period and the ramp up in the prior period for new and existing client programs principally in the communications vertical without the commensurate increase in revenues, and auto tow claim costs of 0.2%, partially offset by higher other costs of 0.3%.

The decrease in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 3.9% driven by the ramp up in the prior period for new and existing client programs principally in the communications vertical, lower billable supply costs of 0.9%, lower communication costs of 0.2%, lower postage costs of 0.2% and lower other costs of 0.1%, partially offset by higher fulfillment materials costs of 2.8% driven by higher demand in a new client program.

General and Administrative

	Three Months Ended June 30,
	2015		2014
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$48,031	19.2%	$48,908	19.1%	$(877)	0.1%
EMEA	11,498	19.9%	12,828	20.1%	(1,330)	-0.2%
Other	13,122	—	12,269	—	853	—

Consolidated	$72,651	23.6%	$74,005	23.1%	$(1,354)	0.5%

The decrease of $1.4 million in general and administrative expenses included a positive foreign currency impact of $1.0 million in the Americas and a positive foreign currency impact of $2.4 million in EMEA.

The increase in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to higher facility-related costs of 0.3% and higher other costs of 0.4%, partially offset by lower communication costs of 0.3% and lower equipment and maintenance costs of 0.3%.

The decrease in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to lower compensation costs of 0.3%, lower communication costs of 0.2% and lower recruiting costs of 0.2%, partially offset by higher facility-related costs of 0.5%.

The increase of $0.9 million in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to higher merger and integration costs of $0.4 million, higher compensation costs of $0.3 million, higher travel costs of $0.3 million, higher consulting costs of $0.2 million and higher other costs of $0.3 million, partially offset by lower legal and professional fees of $0.4 million and lower facility-related costs of $0.2 million.

Depreciation and Amortization

	Three Months Ended June 30,
	2015		2014
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$9,605	3.8%	$10,107	3.9%	$(502)	-0.1%
EMEA	1,084	1.9%	1,215	1.9%	(131)	0.0%
Other	318	—	—	—	318	—

Consolidated	$11,007	3.6%	$11,322	3.5%	$(315)	0.1%

Amortization of intangibles:
Americas	$3,435	1.4%	$3,659	1.4%	$(224)	0.0%
EMEA	—	0.0%	—	0.0%	—	0.0%
Other	—	—	—	—	—	—

Consolidated	$3,435	1.1%	$3,659	1.1%	$(224)	0.0%

The decrease in depreciation was primarily due to fully depreciated net fixed assets.

The decrease in amortization was primarily due to certain fully amortized intangible assets.

Other Income (Expense)

	Three Months Ended June 30,
(in thousands)	2015	2014	$ Change
Interest income	$151	$237	$(86)

Interest (expense)	$(610)	$(552)	$(58)

Other income (expense):
Foreign currency transaction gains (losses)	$(90)	$759	$(849)
Gains (losses) on foreign currency derivative instruments not designated as hedges	67	(1,331)	1,398
Other miscellaneous income (expense)	(144)	173	(317)

Total other income (expense)	$(167)	$(399)	$232

Interest income and interest (expense) remained consistent with the comparable period in 2014.

Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in “Accumulated other comprehensive income (loss)” in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Income Taxes

	Three Months Ended June 30,
(in thousands)	2015	2014	$ Change
Income before income taxes	$17,591	$9,713	$7,878
Income taxes	$4,679	$1,376	$3,303

			% Change
Effective tax rate	26.6%	14.2%	12.4%

The increase in income taxes in 2015 compared to 2014 is due to several factors, including fluctuations in earnings among the various jurisdictions in which we operate, none of which are individually material.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues

	Six Months Ended June 30,
	2015		2014
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$513,855	81.4%	$517,909	80.3%	$(4,054)
EMEA	117,247	18.6%	127,018	19.7%	(9,771)
Other	36	0.0%	—	0.0%	36

Consolidated	$631,138	100.0%	$644,927	100.0%	$(13,789)

Consolidated revenues decreased $13.8 million, or (2.1)%, for the six months ended June 30, 2015 from the comparable period in 2014.

The decrease in Americas’ revenues was due to end-of-life client programs of $48.7 million and a negative foreign currency impact of $7.7 million, partially offset by higher volumes from existing clients of $45.0 million and new clients of $7.3 million. Revenues from our offshore operations represented 44.3% of Americas’ revenues, compared to 37.8% for the comparable period in 2014.

The decrease in EMEA’s revenues was due to a negative foreign currency impact of $24.9 million and end-of-life client programs of $0.8 million, partially offset by higher volumes from existing clients of $14.3 million and new clients of $1.6 million.

Direct Salaries and Related Costs

	Six Months Ended June 30,
	2015		2014
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$331,041	64.4%	$348,388	67.3%	$(17,347)	-2.9%
EMEA	85,029	72.5%	94,322	74.3%	(9,293)	-1.8%

Consolidated	$416,070	65.9%	$442,710	68.6%	$(26,640)	-2.7%

The decrease of $26.6 million in direct salaries and related costs included a positive foreign currency impact of $10.5 million in the Americas and a positive foreign currency impact of $18.2 million in EMEA.

The decrease in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 2.7% driven by increased agent productivity within the communications and technology verticals in the current period and the ramp up in the prior period for new and existing client programs principally in the communications vertical without the commensurate increase in revenues, and lower communication costs of 0.2%.

The decrease in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 2.6% driven by the ramp up in the prior period for new and existing client programs principally in the communications vertical, lower billable supply costs of 0.9% and lower postage costs of 0.3%, partially offset by higher fulfillment materials costs of 1.7% driven by higher demand in a new client program, higher communication costs of 0.2% and higher other costs of 0.1%.

General and Administrative

	Six Months Ended June 30,
	2015		2014
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$95,553	18.6%	$98,181	19.0%	$(2,628)	-0.4%
EMEA	23,234	19.8%	25,879	20.4%	(2,645)	-0.6%
Other	26,591	—	23,322	—	3,269	—

Consolidated	$145,378	23.0%	$147,382	22.9%	$(2,004)	0.1%

The decrease of $2.0 million in general and administrative expenses included a positive foreign currency impact of $2.2 million in the Americas and a positive foreign currency impact of $4.9 million in EMEA.

The decrease in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to lower other taxes of 0.2% and lower communication costs of 0.2%.

The decrease in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to lower compensation costs of 0.5%, lower communication costs of 0.2% and lower other costs of 0.2%, partially offset by higher facility-related costs of 0.3%.

The increase of $3.3 million in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to higher compensation costs of $2.0 million, higher consulting costs of $0.5 million, higher software maintenance costs of $0.4 million, higher merger and integration costs of $0.4 million and higher travel costs of $0.3 million, partially offset by lower facility-related costs of $0.2 million and lower other costs of $0.1 million.

Depreciation and Amortization

	Six Months Ended June 30,
	2015		2014
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$19,185	3.7%	$20,248	3.9%	$(1,063)	-0.2%
EMEA	2,227	1.9%	2,372	1.9%	(145)	0.0%
Other	654	—	—	—	654	—

Consolidated	$22,066	3.5%	$22,620	3.5%	$(554)	0.0%

Amortization of intangibles:
Americas	$6,866	1.3%	$7,310	1.4%	$(444)	-0.1%
EMEA	—	0.0%	—	0.0%	—	0.0%
Other	—	—	—	—	—	—

Consolidated	$6,866	1.1%	$7,310	1.1%	$(444)	0.0%

The decrease in depreciation was primarily due to fully depreciated net fixed assets.

The decrease in amortization was primarily due to certain fully amortized intangible assets.

Other Income (Expense)

	Six Months Ended June 30,
(in thousands)	2015	2014	$ Change
Interest income	$317	$468	$(151)

Interest (expense)	$(1,049)	$(1,051)	$2

Other income (expense):
Foreign currency transaction gains (losses)	$(1,025)	$631	$(1,656)
Gains (losses) on foreign currency derivative instruments not designated as hedges	(97)	(608)	511
Other miscellaneous income (expense)	126	241	(115)

Total other income (expense)	$(996)	$264	$(1,260)

The decrease in interest income reflects lower average interest rates on invested balances of interest bearing investments in cash and cash equivalents in 2015 compared to 2014.

Interest (expense) remained consistent with the comparable period in 2014.

Other income (expense) excludes the cumulative translation effects and unrealized gains (losses) on financial derivatives that are included in “Accumulated other comprehensive income (loss)” in shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Income Taxes

	Six Months Ended June 30,
(in thousands)	2015	2014	$ Change
Income before income taxes	$39,030	$24,586	$14,444
Income taxes	$10,479	$5,936	$4,543

			% Change
Effective tax rate	26.8%	24.1%	2.7%

The increase in income taxes in 2015 compared to 2014 is due to several factors, including fluctuations in earnings among the various jurisdictions in which we operate, none of which are individually material.

Client Concentration

Our top ten clients accounted for approximately 49.0% and 46.5% of our consolidated revenues in the three months ended June 30, 2015 and 2014, respectively, and 49.2% and 46.3% of our consolidated revenues in the six months ended June 30, 2015 and 2014, respectively.

Total revenues by segment from AT&T Corporation (“AT&T”), a major provider of communication services for which we provide various customer support services over several distinct lines of AT&T businesses, were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$53,422	21.4%	$47,164	18.4%	$113,445	22.1%	$95,062	18.4%
EMEA	813	1.4%	904	1.4%	1,563	1.3%	1,801	1.4%

	$54,235	17.6%	$48,068	15.0%	$115,008	18.2%	$96,863	15.0%

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

Total revenues by segment from our next largest client, which was in the financial services vertical in each of the periods, were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$14,423	5.8%	$17,822	6.9%	$29,218	5.7%	$36,797	7.1%
EMEA	—	0.0%	—	0.0%	—	0.0%	—	0.0%

	$14,423	4.7%	$17,822	5.6%	$29,218	4.6%	$36,797	5.7%

Other than AT&T, total revenues by segment of our clients that each individually represents 10% or greater of that segment’s revenues in each of the periods were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$—	0.0%	$—	0.0%	$—	0.0%	$—	0.0%
EMEA	16,567	28.7%	20,099	31.5%	34,005	29.0%	39,936	31.4%

	$16,567	5.4%	$20,099	6.3%	$34,005	5.4%	$39,936	6.2%

Business Outlook

For the three months ended September 30, 2015, we anticipate the following financial results:

•	Revenues in the range of $315.0 million to $320.0 million;

•	Effective tax rate of approximately 29.0%;

•	Fully diluted share count of approximately 42.2 million;

•	Diluted earnings per share in the range of $0.29 to $0.32; and

•	Capital expenditures in the range of $25.0 million to $28.0 million

For the twelve months ended December 31, 2015, we anticipate the following financial results:

•	Revenues in the range of $1,275.0 million to $1,285.0 million;

•	Effective tax rate of approximately 27.0%;

•	Fully diluted share count of approximately 42.6 million;

•	Diluted earnings per share in the range of $1.35 to $1.41; and

•	Capital expenditures in the range of $60.0 million to $65.0 million

We are updating our full-year 2015 revenues and diluted earnings per share outlook given the better-than-expected financial results for the second quarter. Our revenues and earnings per share assumptions for the third quarter and full-year 2015 are based on foreign exchange rates as of July 2015. Therefore, the continued volatility in foreign exchange rates between the U.S. Dollar and the functional currencies of the markets we serve could have a further impact, positive or negative, on revenues and earnings per share relative to the business outlook for the third quarter and full-year as disclosed above.

We anticipate total other income (expense) of approximately $0.8 million for the third quarter and $3.2 million for the full year 2015. These amounts exclude the potential impact of any future foreign exchange gains or losses in other income (expense).

We anticipate a slightly higher effective tax rate for full-year 2015 relative to the business outlook provided previously, driven chiefly by a shift in the geographic mix of earnings to higher tax rate jurisdictions.

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

On August 18, 2011, the Board authorized us to purchase up to 5.0 million shares of our outstanding common stock (the “2011 Share Repurchase Program”). A total of 4.5 million shares have been repurchased under the 2011 Share

Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

During the six months ended June 30, 2015, cash increased $57.1 million from operating activities, $0.5 million from proceeds from insurance settlement, $0.1 million from the sale of property and equipment, $0.2 million from excess tax benefits from stock-based compensation and $0.5 million from the proceeds from grants. The increase in cash was offset by $19.5 million used for capital expenditures, $10.0 million to repay long-term debt, $12.0 million to repurchase common stock, $1.3 million to repurchase common stock for minimum tax withholding on equity awards and $1.0 million for loan fees related to long-term debt, resulting in a $7.2 million increase in available cash (including the unfavorable effects of foreign currency exchange rates on cash and cash equivalents of $7.4 million).

Net cash flows provided by operating activities for the six months ended June 30, 2015 were $57.1 million, compared to $39.3 million for the comparable period in 2014. The $17.8 million increase in net cash flows from operating activities was due to a $9.9 million increase in net income and a net increase of $8.9 million in cash flows from assets and liabilities, partially offset by a $1.0 million decrease in non-cash reconciling items such as depreciation, amortization, unrealized foreign currency transaction (gains) losses and deferred income taxes. The $8.9 million increase in 2015 from 2014 in cash flows from assets and liabilities was principally a result of a $26.3 million decrease in accounts receivable, partially offset by a $10.9 million increase in other assets, a $3.1 million decrease in deferred revenue, a $2.9 million decrease in other liabilities and a $0.5 million decrease in taxes payable. The $26.3 million decrease in the change in accounts receivable was primarily due to lower volumes within certain clients as well as the timing of billings and collections in the six months ended June 30, 2015 over the comparable period in 2014. The $10.9 million increase in other assets was primarily due to a change in the net investment hedge of $4.4 million and a change in deferred tax assets of $6.3 million in the six months ended June 30, 2015 over the comparable period in 2014.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $19.5 million for the six months ended June 30, 2015, compared to $24.2 million for the comparable period in 2014, a decrease of $4.7 million. In 2015, we anticipate capital expenditures in the range of $60.0 million to $65.0 million, primarily for new seat additions, Enterprise Resource Planning upgrades, facility upgrades, maintenance and systems infrastructure.

On May 12, 2015, we entered into a $440 million revolving credit facility (the “2015 Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, Swing Line Lender and Issuing Lender (“KeyBank”). The 2015 Credit Agreement replaced our previous $245 million revolving credit facility dated May 3, 2012, as amended, which agreement was terminated simultaneous with entering into the 2015 Credit Agreement. The 2015 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. At June 30, 2015, we were in compliance with all loan requirements of the 2015 Credit Agreement and had $65.0 million of outstanding borrowings under this facility as of June 30, 2015.

Our credit agreements had an average daily utilization of $70.2 million and $90.2 million during the three months ended June 30, 2015 and 2014, respectively, and $72.2 million and $93.3 million during the six months ended June 30, 2015 and 2014, respectively. During the three months ended June 30, 2015 and 2014, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $0.3 million and $0.4 million, respectively, which represented weighted average interest rates of 1.8% and 1.6%, respectively. During the six months ended June 30, 2015 and 2014, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $0.6 million and $0.7 million, respectively, which represented weighted average interest rates of 1.8% and 1.6%, respectively.

The 2015 Credit Agreement includes a $200 million alternate-currency sub-facility, a $10 million swingline sub-facility and a $35 million letter of credit sub-facility, and may be used for general corporate purposes including acquisitions, share repurchases, working capital support and letters of credit, subject to certain limitations. We are not currently aware of any inability of our lenders to provide access to the full commitment of funds that exist under the 2015 Credit Agreement, if necessary. However, there can be no assurance that such facility will be available to us, even though it is a binding commitment of the financial institutions. The 2015 Credit Agreement will mature on May 12, 2020.

Borrowings under the 2015 Credit Agreement will bear interest at either LIBOR or the base rate plus, in each case, an applicable margin based on the Company’s leverage ratio. The applicable interest rate will be determined quarterly based on the Company’s leverage ratio at such time. The base rate is a rate per annum equal to the greatest of (i) the rate of interest established by KeyBank, from time to time, as its “prime rate”; (ii) the Federal Funds effective rate in effect from time to time, plus 1/2 of 1% per annum; and (iii) the then-applicable LIBOR rate for one month interest periods, plus 1.00%. Swingline loans will bear interest only at the base rate plus the base rate margin.

In addition, we are required to pay certain customary fees, including a commitment fee of 0.125%, which is due quarterly in arrears and calculated on the average unused amount of the 2015 Credit Agreement.

The 2015 Credit Agreement is guaranteed by all of our existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all of our direct foreign subsidiaries and those of the guarantors.

We are currently under audit in several tax jurisdictions. We received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and we paid mandatory security deposits to Canada as part of this process. The total amount of deposits, net of fluctuations in the foreign exchange rate, are $14.9 million and $15.9 million as of June 30, 2015 and December 31, 2014, respectively, and are included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets. Although the outcome of examinations by taxing authorities is always uncertain, we believe we are adequately reserved for these audits and resolution is not expected to have a material impact on our financial condition and results of operations.

As of June 30, 2015, we had $222.4 million in cash and cash equivalents, of which approximately 90.8%, or $201.9 million, was held in international operations and is deemed to be indefinitely reinvested offshore. These funds may be subject to additional taxes if repatriated to the United States, including withholding tax applied by the country of origin and an incremental U.S. income tax, net of allowable foreign tax credits. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions. We do not intend nor currently foresee a need to repatriate these funds. We expect our current domestic cash levels and cash flows from operations to be adequate to meet our domestic anticipated working capital needs, including investment activities such as capital expenditures and debt repayment for the next twelve months and the foreseeable future. However, from time to time, we may borrow funds under our 2015 Credit Agreement as a result of the timing of our working capital needs, including capital expenditures. Additionally, we expect our current foreign cash levels and cash flows from foreign operations to be adequate to meet our foreign anticipated working capital needs, including investment activities such as capital expenditures for the next twelve months and the foreseeable future.

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

Off-Balance Sheet Arrangements and Other

As of June 30, 2015, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Contractual Obligations

The following table summarizes the material changes to our contractual cash obligations as of June 30, 2015, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years	Other
Operating leases (1)	$67,410	$2,153	$18,847	$18,801	$27,609	$—
Purchase obligations (2)	4,101	2,681	1,420	—	—	—

	$71,511	$4,834	$20,267	$18,801	$27,609	$—

(1)	Amounts represent the expected cash payments under our operating leases.
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

As a result of entering into the 2015 Credit Agreement on May 12, 2015, the maturity date of our outstanding long-term debt of $65.0 million as of June 30, 2015 is now May 12, 2020 rather than May 2, 2017 under the 2012 Credit Agreement. See Note 10, Borrowings, of “Notes to Condensed Consolidated Financial Statements” for further information.

Except for the contractual obligations mentioned above, there have not been any material changes to the outstanding contractual obligations from the disclosure in our Annual Report on Form 10-K as of and for the year ended December 31, 2014 filed on February 19, 2015.

Critical Accounting Estimates

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and Form 10-K for the year ended December 31, 2014 filed on February 19, 2015 for a discussion of our critical accounting estimates.

There have been no material changes to our critical accounting estimates in 2015.

New Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The amendments in ASU 2014-09 outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and indicate that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early adoption is not permitted. An entity should apply the amendments using either the full retrospective approach or retrospectively with a cumulative effect of initially applying the amendments recognized at the date of initial application. On July 9, 2015, the FASB agreed to defer the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and the interim periods within that year. We are currently evaluating the methods of adoption and the impact that the adoption of ASU 2014-09 may have on our financial condition, results of operations and cash flows.

In June 2014, the FASB issued ASU 2014-12 “Compensation – Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments either (1) prospective to all awards granted or modified after the effective date or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We do not expect the adoption of ASU 2014-12 on January 1, 2016 to materially impact our financial condition, results of operations and cash flows.

In January 2015, the FASB issued ASU 2015-01 “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). This amendment eliminates from U.S. GAAP the concept of extraordinary items as part of the FASB’s initiative to reduce complexity in accounting standards. These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments either prospectively or retrospectively to all prior periods presented in the financial statements. We do not expect the adoption of ASU 2015-01 on January 1, 2016 to materially impact our financial condition, results of operations and cash flows.

In February 2015, the FASB issued ASU 2015-02 “Consolidation (Topic 810) Amendments to the Consolidation Analysis)” (“ASU 2015-02”). These amendments are intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. These amendments affect the consolidation evaluation for reporting organizations. In addition, the amendments simplify and improve current U.S. GAAP by reducing the number of consolidation models. The amendments are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments using either a modified retrospective approach or retrospectively. We do not expect the adoption of ASU 2015-02 on January 1, 2016 to materially impact our financial condition, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-03 “Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. These amendments are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the amendments retrospectively. We do not expect the adoption of ASU 2015-03 on January 1, 2016 to materially impact our financial condition, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-05 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). These amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. These amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015; early adoption is permitted. Entities can adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. We do not expect the adoption of ASU 2015-05 on January 1, 2016 to materially impact our financial condition, results of operations and cash flows.

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

In order to hedge a portion of our anticipated cash flow requirements denominated in PHP, CRC, HUF and RON, we had outstanding forward contracts and options as of June 30, 2015 with counterparties through June 2016 with notional amounts totaling $134.5 million. As of June 30, 2015, we had net total derivative assets associated with these contracts with a fair value of $1.7 million, which will settle within the next 12 months. If the USD was to weaken against the PHP and CRC and the EUR was to weaken against the HUF and RON by 10% from current period-end levels, we would incur a loss of approximately $10.9 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We entered into forward exchange contracts with notional amounts totaling $63.5 million to hedge net investments in our foreign operations. The purpose of these derivative instruments is to protect against the risk that the net assets of certain foreign subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to our foreign currency-based investments in these subsidiaries. As of June 30, 2015, the fair value of these derivatives was a net asset of $8.6 million. The potential loss in fair value at June 30, 2015, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $5.5 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We also entered into forward exchange contracts with notional amounts totaling $58.2 million that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of June 30, 2015, the fair value of these derivatives was a net liability of $0.1 million. The potential loss in fair value at June 30, 2015, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $2.8 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of June 30, 2015, we had $65.0 million in borrowings outstanding under the revolving credit facility. Based on our level of variable rate debt outstanding during the three and six months ended June 30, 2015, a 1.0% increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had an impact of $0.2 million and $0.4 million, respectively, on our results of operations.

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

As of June 30, 2015, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Below is a summary of stock repurchases for the three months ended June 30, 2015 (in thousands, except average price per share). See Note 13, Earnings Per Share, of “Notes to Condensed Consolidated Financial Statements” for information regarding our stock repurchase program.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
April 1, 2015 - April 30, 2015	—	$—	—	778
May 1, 2015 - May 31, 2015	234	$24.52	234	544
June 1, 2015 - June 30, 2015	45	$24.28	45	499

Total	279		279	499

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

The following documents are filed as an exhibit to this Report:

10.1

Credit Agreement, dated May 12, 2015, between Sykes Enterprises, Incorporated, the lenders party thereto and KeyBank National Association, as Lead Arranger, Sole Book Runner, Administrative Agent, Swing Line Lender and Issuing Lender (filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2015, and incorporated herein by reference).

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

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: August 4, 2015	By:	/s/ John Chapman
John Chapman
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number

10.1

Credit Agreement, dated May 12, 2015, between Sykes Enterprises, Incorporated, the lenders party thereto and KeyBank National Association, as Lead Arranger, Sole Book Runner, Administrative Agent, Swing Line Lender and Issuing Lender (filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2015, and incorporated herein by reference).

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